Form 10-Q
period 2003-03-31
HUDSON HIGHLAND GROUP INC
filed 2003-05-15
CIK 1210708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   ___________

                                    FORM 10-Q
                                   ___________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________


                        COMMISSION FILE NUMBER: 000-50129
                         ______________________________

                           HUDSON HIGHLAND GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      59-3547281
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                   622 Third Avenue, New York, New York 10017
               (Address of principal executive offices) (Zip code)

                                 (212) 351-7300
              (Registrant's telephone number, including area code)
                         ______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes      No X
                                               ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act).   Yes      No X
                                                 ---     ---

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                                                                 Outstanding on
Class                                                            April 30, 2003
-----                                                            --------------
Common Stock                                                        8,387,364

                           HUDSON HIGHLAND GROUP, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
         Consolidated Condensed Balance Sheets - March 31, 2003
          and December 31, 2002                                             3
         Consolidated Condensed Statements of Operations - Three
          Months Ended March 31, 2003 and 2002                              4
         Consolidated Condensed Statements of Cash Flows - Three
          Months Ended March 31, 2003 and 2002                              5
         Notes to Consolidated Condensed Financial Statements               6
         Report of Independent Certified Public Accountants                15

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        24

Item 4.  Controls and Procedures                                           24

                            PART II-OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               25

Item 5.  Other Information                                                 25

Item 6.  Exhibits and Reports on Form 8-K                                  26
         Signatures                                                        27
         Certifications                                                    28
         Exhibit Index                                                     30

                             PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              HUDSON HIGHLAND GROUP, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands, except per share amounts)

                                                             March 31,    December 31,
                                                                2003          2002
                                                             ---------    ------------
                                                            (unaudited)

                          ASSETS
Current assets:
Cash and cash equivalents                                    $ 40,000       $ 25,908
Accounts receivable, net                                      158,467        161,831
Due from Monster Worldwide, Inc.                               13,530             --
Other current assets                                           20,316         28,177
                                                             --------       --------
           Total current assets                               232,313        215,916
Property and equipment, net                                    43,116         34,106
Intangibles, net                                              204,688        201,937
Other assets                                                   14,805         15,145
                                                             --------       --------
                                                             $494,922       $467,104
                                                             ========       ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                             $ 25,287       $ 28,305
Accrued expenses and other current liabilities                 96,948         84,669
Accrued integration and restructuring costs                     7,519          8,935
Accrued business reorganization costs                          22,569         25,845
                                                             --------       --------
           Total current liabilities                          152,323        147,754
Other liabilities                                               2,318          2,776
                                                             --------       --------
           Total liabilities                                  154,641        150,530

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares
 authorized; none issued or outstanding                            --             --
Common stock, $0.001 par value, 100,000 shares authorized;
 issued and outstanding: 8,383 and 0 shares, respectively           8             --
Additional paid-in capital                                    312,394             --
Accumulated other comprehensive income:
   Foreign currency translation adjustments                    27,879         24,660
Total divisional equity                                            --        291,914
                                                             --------       --------
           Total stockholders' equity                         340,281        316,574
                                                             --------       --------
                                                             $494,922       $467,104
                                                             ========       ========

        See accompanying notes to consolidated condensed financial statements.

                           HUDSON HIGHLAND GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2003         2002
                                                        ----------   ----------

Revenue                                                 $ 259,189    $ 264,080

Direct costs (Note 4)                                     161,657      154,756
                                                        ---------    ---------
         Gross margin                                      97,532      109,324

Selling, general and administrative expenses              124,418      118,888
Business reorganization and other special expenses          7,961           --
         Merger and integration expenses                      975        5,740
                                                        ---------    ---------
         Operating loss                                   (35,822)     (15,304)

Other expense:
   Other, net                                              (1,747)        (442)
   Interest (expense) income, net                            (293)          28
                                                        ---------    ---------

Loss before provision for (benefit of)
 income taxes and accounting change                       (37,862)     (15,718)
Provision for (benefit of) income taxes                     6,149         (713)
                                                        ---------    ---------

Loss before accounting change                             (44,011)     (15,005)
Cumulative effect of accounting change                         --     (293,000)
                                                        ---------    ---------

Net loss                                                $ (44,011)   $(308,005)
                                                        =========    =========

Basic and diluted loss per share:

Loss before accounting change                           $   (5.25)   $   (1.80)
Net loss                                                $   (5.25)   $  (36.94)

Weighted average shares outstanding                         8,383        8,339

     See accompanying notes to consolidated condensed financial statements.

                           HUDSON HIGHLAND GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------

Cash flows from operating activities:
   Net loss                                              $ (44,011)   $(308,005)

Adjustments to reconcile net loss to net
 cash used in operating activities:
   Cumulative effect of accounting change                       --      293,000
   Depreciation and amortization                             5,485        4,064
   Provision (credit) for doubtful accounts                  3,917         (482)
   Net loss on disposal of assets                            1,647          769
   Benefit (provision) for deferred income taxes             5,292       (1,017)
Changes in assets and liabilities, net of
 effects of purchases of businesses:
   Decrease (increase) in accounts receivable                1,797      (19,058)
   Decrease (increase) in other assets                       1,891        8,859
   Increase (decrease) in accounts payable,
    accrued expenses and other liabilities                   4,925      (11,526)
   Decrease in accrued integration and
    restructuring costs                                     (1,130)      (3,704)
   Decrease in accrued business reorganization costs        (3,690)          --
                                                         ---------    ---------
         Total adjustments                                  20,134      270,905
                                                         ---------    ---------
Net cash used in operating activities                      (23,877)     (37,100)
                                                         ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                     (3,518)      (4,574)
   Payments related to prior years' purchased
    businesses                                                (330)      (4,528)
                                                         ---------    ---------
Net cash used in investing activities                       (3,848)      (9,102)
                                                         ---------    ---------

Cash flows from financing activities:
   Net payments on short and long-term debt                   (638)      (4,015)
   Net cash transfers received from Monster
    Worldwide, Inc.                                         41,317       43,158
                                                         ---------    ---------
Net cash provided by financing activities                   40,679       39,143
                                                         ---------    ---------

Effect of exchange rate changes on cash and cash
 equivalents                                                 1,138          684
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents        14,092       (6,375)

Cash and cash equivalents, beginning of period              25,908       37,672
                                                         ---------    ---------
Cash and cash equivalents, end of period                 $  40,000    $  31,297
                                                         =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                              $     639    $     329

     See accompanying notes to consolidated condensed financial statements.

                           HUDSON HIGHLAND GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)

NOTE 1 - INTERIM CONSOLIDATED CONDENSED QUARTERLY FINANCIAL STATEMENTS

     These interim consolidated condensed quarterly financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the combined audited financial statements and related notes of Hudson Highland Group, Inc. (the "Company" or "HH Group") in its Registration Statement on Form 10 filed with the SEC on March 14, 2003 (the "Form 10"). The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.


NOTE 2 - REORGANIZATION, BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Reorganization

     The accompanying condensed consolidated financial statements include the operations, assets and liabilities of the Hudson Global Resources ("Hudson") and Highland Partners ("Highland") business segments of Monster Worldwide, Inc. ("Monster"), formerly known as TMP Worldwide Inc. In October 2002, Monster announced a plan to distribute to its stockholders the shares of HH Group, a wholly owned subsidiary of Monster (the "Distribution"). Immediately prior to the Distribution, Monster transferred the assets and liabilities of its Hudson and Highland business segments to HH Group. These assets and liabilities are reflected in HH Group's financial statements at Monster's historical cost. On March 31, 2003 (the "Distribution Date"), Monster distributed to all of its stockholders of record one share of HH Group Common Stock for each thirteen and one third shares of Monster Common Stock so held. The assets and liabilities of the Company consist primarily of businesses Monster acquired at various times in prior years.

Basis of Presentation

     The consolidated condensed financial statements have been derived from the financial statements and accounting records of Monster using the historical results of operations and historical basis of the assets and liabilities of the Company's business. In connection with the Distribution, the inter-company balances due to Monster were contributed by Monster to equity; accordingly, such balances are reflected as divisional equity for periods prior to March 31, 2003 at which time the amount was reclassified to common stock and additional paid-in capital. Earnings and losses will be accumulated in retained earnings (deficits) starting April 1, 2003. The terms of the distribution agreement with Monster did not require repayment or distribution of any portion of the divisional equity back to Monster. The Company's costs and expenses in the accompanying consolidated condensed financial statements include allocations from Monster for executive, legal, accounting, treasury, real estate, information technology, certain merger and integration costs and business reorganization costs and other Monster corporate services and infrastructure costs because specific identification of the expenses is not practicable. The total corporate services allocation to the Company from Monster was $5,260 and $7,331 for the three months ended March 31, 2003 and 2002, respectively. The expense allocations were determined on the basis that Monster and the Company considered to be reasonable reflections of the utilization of services provided or the benefit received by the Company using ratios that are primarily based on the Company's revenue, net of direct costs of temporary contractors compared to Monster as a whole. The financial information included herein may not necessarily reflect the financial position and results of operations of HH Group in the future or what these amounts would have been had it been a separate, stand-alone entity during the periods presented. However, management believes that if the Company had been a stand-alone entity during the periods presented, the expenses would not have been materially different from the allocations presented.

NOTE 2 - REORGANIZATION, BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

Loss Per Share

     To determine the shares outstanding for the Company for the period prior to the Distribution, Monster's weighted average number of shares is multiplied by the distribution ratio of one share of HH Group commons stock for every thirteen and one third shares of Monster common stock. Basic loss-per-share is computed by dividing the Company's losses by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted losses-per-share is computed by dividing the Company's net losses by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the "treasury stock" method.

Business Segments

     The Company is one of the world's largest specialized staffing and executive search firms. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and career management services to clients operating in a wide range of sectors. The Company focuses on mid-level executives in specialized professional areas and at the senior executive level.

The Company is organized into two divisions, Hudson Global Resources and Highland Partners.

     Hudson Global Resources. Hudson primarily focuses on mid-level executive recruitment or placement and providing professional temporary and contract personnel and business solutions to our clients. Mid-level executives and professionals are those who typically earn between $50,000 and $150,000 annually, and possess the set of executive or professional skills and/or profile required by our clients. In the case of the temporary and contracting business, Hudson primarily focuses on the placement of professionals or executives in temporary assignments that can range from one day to more than 12 months. Hudson's sales strategy focuses on clients operating in particular sectors, such as health care, financial services, and technology and communications. Hudson supplies candidates in a variety of specialist fields such as law, accounting, banking and finance, health care, engineering, technology and science. Hudson uses both traditional and interactive methods to find and recruit potential candidates for our clients, employing a suite of products, which assess talent and help predict whether a candidate will be successful in a given role.

     Hudson also provides a variety of other services, including career management, executive assessment and coaching, and human resources consulting. These service offerings are growing rapidly and Company's management believes will help balance the cyclical nature of its core offerings.

     These services allow Hudson to offer clients a comprehensive set of human capital management services, ranging from temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent workers, to outplacement. Hudson is also marketed under the name TMP/Hudson Global Resources and TMP/Hudson Human Resource Consulting in certain markets around the world.

     Highland Partners. Highland offers a comprehensive range of executive search services aimed at finding the senior level executive or professional for a wide range of clients operating in sectors such as health care, technology, financial services, retail and consumer and industrial. Highland also has an active practice in assisting clients who desire to augment their boards of directors. Highland concentrates on searches for positions with annual compensation of $150,000 or more and operates exclusively on a retained basis. Highland is also marketed as TMP/Highland Partners in certain markets around the world.

Reclassifications

      In the current financial statement presentation, changes have been made from the Form 10 presentation and new account descriptions are being used. The Company is classifying certain transactions with Monster as selling expenses in 2003 that were classified as an offset to revenues in prior periods. Certain prior period amounts have been reclassified to conform to the Company's 2003 financial statement presentation, these reclassifications do not change total revenues, total expenses, net loss, total assets, total liabilities or stockholders' equity.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit (including restructuring) or disposal activity. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Under SFAS 146, a company may not restate its previously issued financial statements. Liabilities recognized as a result of disposal activities prior to the adoption of SFAS 146 will continue to be accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). The Company's adoption of SFAS 146 did not have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS No. 123. The Company intends to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others, which addresses the accounting for and disclosure of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company's adoption of Interpretation No. 45 did not have a material effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The interpretation became effective upon issuance. The Company's adoption of this interpretation did not have an effect on its consolidated financial statements.

     On May 1, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (`SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 should not have an effect on its consolidated financial statements.

NOTE 4 - REVENUES, DIRECT COSTS AND GROSS MARGIN

     Details of the Company's revenues and direct costs, classified by temporary and permanent placement business, are as follows:

                   Three months Ended March 31, 2003    Three months Ended March 31, 2002
                   ---------------------------------    ---------------------------------
                    Temporary   Permanent     Total      Temporary   Permanent     Total
                    ---------   ---------   --------     ---------   ---------   --------
Revenue              $186,242    $72,947    $259,189      $189,797    $74,283    $264,080
Direct costs (1)      153,644      8,013     161,657       151,392      3,364     154,756
                     --------    -------    --------      --------    -------    --------
Gross Margin         $ 32,598    $64,934    $ 97,532      $ 38,405    $70,919    $109,324
                     ========    =======    ========      ========    =======    ========

(1)  Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company's temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the search and permanent placement revenues. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 5 - INTANGIBLE ASSETS, NET

         As of March 31, 2003 and December 31, 2002, the Company's intangible assets consisted of the following:

                                                       March 31, 2003           December 31, 2002
                                                  -----------------------    -----------------------
                                                   Gross                      Gross
                                                  Carrying   Accumulated     Carrying   Accumulated
                                                   Amount    Amortization     Amount    Amortization
                                                  --------   ------------    --------   ------------
Goodwill                                          $201,788     $     -       $199,063      $     -
Amortizable intangible assets:
Client lists and other amortizable intangibles       4,966      (2,066)         5,085       (2,211)
                                                  --------     -------       --------      -------
Total intangible assets                           $206,754     $(2,066)      $204,148      $(2,211)
                                                  ========     =======       ========      =======

     Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of client lists, non-compete agreements, trademarks and goodwill. With the exception of goodwill, the Company amortizes these costs over periods ranging from two to thirty years. In conjunction with its adoption of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company will evaluate its goodwill annually for impairment, or earlier if indicators of potential impairment exist. Changes in the Company's strategy and market conditions could significantly impact these evaluations and require adjustments to recorded amounts of intangible assets. In addition, SFAS 142 eliminates the amortization of indefinite lived intangible assets. As a result of the adoption of SFAS 142 on January 1, 2002, the Company recorded a non-cash impairment charge of $293,000 to reduce the carrying value of goodwill.


NOTE 6 - TAXES

     The provision for income taxes for the three months ended March 31, 2003 was $6,149 on a pretax loss of $37,862, compared with a benefit of $713 on a pretax loss of $15,718 for the same period of 2002. The change in the Company's tax provision (benefit) from the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 was primarily due to the establishment of valuation allowances in the quarter ended March 31, 2003 on certain foreign tax losses, which may not be realizable. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to valuation allowances on deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions.

NOTE 7 - BUSINESS COMBINATIONS

Accrued Merger and Integration and Restructuring Costs

         Pursuant to the conclusions stated in EITF 94-3 and EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and in connection with the acquisitions and mergers made in 2001 and 2000, the Company formulated plans to integrate the operations of such companies. Such plans involve the closure of certain offices of the acquired and merged companies and the termination of certain management and employees. The objectives of the plans are to eliminate redundant facilities and personnel and to create a single brand in the related markets in which the Company operates.

         In connection with plans relating to pooled entities, the Company expensed $975 and $5,740 in the first quarter of 2003 and 2002, respectively, relating to integration activities included as a component of merger and integration expenses. Amounts recorded relating to business combinations accounted for as purchases were charged to goodwill. The $975 expenses for the first quarter of 2003 were almost entirely related to lease obligations on closed facilities.

         Accrued integration and restructuring costs and liabilities are comprised of:

                                                     Balance                                 Balance
                                                   December 31,   Change in                 March 31,
                                                       2002       Estimate    Utilization      2003
                                                   ------------   ---------   -----------   ---------
Assumed lease obligations on closed facilities        $7,292        $978        $(2,111)      $6,159
Consolidation of acquired facilities                   1,607          (3)          (279)       1,325
Severance, relocation and other employee costs            36           -             (1)          35
                                                      ------        ----        -------       ------
Total                                                 $8,935        $975        $(2,391)      $7,519
                                                      ======        ====        =======       ======

         The following table presents a summary of activity relating the Company's integration and restructuring plans for acquisitions made in prior years. Amounts reflected in the "Change in estimate" column represent modifications to plans, subsequent to finalization and have been expensed in the current period. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table.

         Details of the exit plan activity comprising the Company's integration and restructuring accruals for the three months ended March 31, 2003 are as follows:

                                Balance                                 Balance
                              December 31,   Change in                 March 31,
                                  2002        Estimate   Utilization      2003
                              ------------   ---------   -----------   ---------
2000 Plans                       $2,388        $ (6)       $  (222)     $2,160
2001 Plans                        3,291         907         (1,862)      2,336
2002 Plans                        3,256          74           (307)      3,023
                                 ------        ----        -------      ------
Total                            $8,935        $975        $(2,391)     $7,519
                                 ======        ====        =======      ======

NOTE 8 - BUSINESS REORGANIZATION AND OTHER SPECIAL EXPENSES

     In the second quarter of 2002, the Company announced a reorganization initiative to further streamline its operations, lower its cost structure, integrate businesses previously acquired and improve its return on capital. This reorganization program includes a workforce reduction, consolidation of excess facilities, restructuring of certain business functions and other special charges, primarily for exiting activities that are no longer part of the Company's strategic plan.

     In the fourth quarter of 2002, the Company announced further reorganization efforts related to its separation from Monster and the streamlining of operations, which continued into the first quarter of 2003. The charge consisted primarily of workforce reduction, office consolidation costs and related write-offs, professional fees and other special charges. The Company will incur additional charges in the future, primarily relating to workforce reduction, office consolidation costs and related asset write-offs.

     A summary of activity of the business reorganization costs and other special charges for the three months ended March 31, 2003 is outlined as follows:

                                       Balance                                             Balance
                                     December 31,               Change in                 March 31,
                                         2002       Additions    Estimate   Utilization      2003
                                     ------------   ---------   ---------   -----------   ---------
Workforce reductions                   $ 8,375       $1,770       $(149)     $ (5,677)     $ 4,319
Consolidation of excess facilities      15,048        5,194        (426)       (5,225)      14,591
Professional fees and other              2,422        1,723        (151)         (335)       3,659
                                       -------       ------       -----      --------      -------
Total                                  $25,845       $8,687       $(726)     $(11,237)     $22,569
                                       =======       ======       =====      ========      =======

         The following table presents a summary of plan activity related to business reorganization costs for the three months ended March 31, 2003. Amounts in the "Additions" column of the following table represent amounts charged to business reorganization and other special charges in the Company's statement of operations for the three months ended March 31, 2003. The expenses were primarily related to consolidation of facilities, workforce reductions and professional fees related to the Distribution. Costs under these plans are charged to expense as estimates are finalized and events become accruable. Amounts reflected in the "Change in estimate" column represent modifications to previously accrued amounts that were initially established under each plan.

         Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table.

                                       Balance                                             Balance
                                     December 31,               Change in                 March 31,
                                         2002       Additions    Estimate   Utilization      2003
                                     ------------   ---------   ---------   -----------   ---------
Second Quarter 2002 Plan               $14,908       $  615       $(726)     $ (5,789)     $ 9,008
Fourth Quarter 2002 Plan                10,937        8,072           -        (5,448)      13,561
                                       -------       ------       -----      --------      -------
Total                                  $25,845       $8,687       $(726)     $(11,237)     $22,569
                                       =======       ======       =====      ========      =======

NOTE 9 - COMPREHENSIVE INCOME
                                                            Three Months
                                                           Ended March 31,
                                                        ---------------------
                                                          2003        2002
                                                        --------   ----------
Net loss                                                $(44,011)  $(308,005)
Other comprehensive income (loss)--
 translation adjustments                                   3,219      (2,486)
                                                        --------   ---------
Total comprehensive loss                                $(40,792)  $(310,491)
                                                        ========   =========

NOTE 10 - RELATED PARTY TRANSACTIONS

     In connection with the Distribution, Monster and HH Group entered into the following agreements:

Distribution Agreement and Employee Benefits Plans

     The Company entered into a distribution agreement with Monster effective as of the Distribution Date, pursuant to which the Company among other things, agreed to maintain independent employee benefit plans and programs (other than equity compensation) that are substantially similar to Monster's existing employee benefit plans and programs. Following the Distribution, Monster generally ceased to have any liability to the Company's current and former employees and their beneficiaries including liability under any of Monster's benefit plans or programs.

Real Estate Agreements

     Monster and the Company entered into various lease and sublease arrangements for the sharing of certain facilities for a transitional period on commercial terms. In the case of subleases or sub-subleases of property, the lease terms and conditions generally coincide with the remaining terms and conditions of the primary lease or sublease, respectively.

Transition Services Agreement

     The Company entered into a transition services agreement with Monster effective as of the Distribution Date. Under the agreement, Monster provides to the Company, and the Company provides to Monster, certain insurance, tax, legal, facilities, human resources, information technology and other services that are required for a limited time (generally for one year following the Distribution Date, except as otherwise agreed).

     Under the transition services agreement, the Company and Monster provide or arrange to provide services to each other in exchange for fees, which the Company believes are similar in material respects to what a third-party provider would charge. Fees for transition services are based on two billing methods, "agreed billing" and "pass-through billing." Under the agreed billing method, Monster will provide or arrange to provide the Company or the Company will provide or arrange to provide Monster, with services at the specified cost of providing the services, plus, in the cases of some services, 5% of these costs, in any case subject to increase by the party providing the relevant service, in the exercise of its reasonable judgment, after the distribution. Under the pass-through billing method, the Company and Monster will reimburse each other for all third party expenses, out-of-pocket costs and other expenses incurred in providing or arranging to provide the relevant service.

     The Company and Monster generally will invoice each other monthly for the cost of services provided under the transition services agreement. If either party fails to pay an invoice by its due date, it will be obligated to pay interest to the invoicing party at the prime rate as reported in The Wall Street Journal.

Tax Separation Agreement

     After the Distribution Date, the Company is no longer included in Monster's consolidated group for United States federal income tax purposes. The Company and Monster entered into a tax separation agreement to reflect the Company's separation from Monster with respect to tax matters. The primary purpose of the agreement is to reflect each party's rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including the date of the distribution and any taxes resulting from transactions effected in connection with the distribution.

     The tax separation agreement provides for payments between the two companies to reflect tax liabilities, which may arise before and after the distribution. It also covers the handling of audits, settlements, elections, accounting methods and return filing in cases where both companies have an interest in the results of these activities.

     The Company has agreed to indemnify Monster for any tax liability attributable to the distribution resulting from any action taken by the Company.

Loan Agreement and Security Agreement

     On the Distribution Date, Monster extended a secured revolving credit facility of up to $15,000 to the Company (the "Monster Credit Facility"). The Monster Credit Facility provides for an interest rate equal to the prime rate. The Company is restricted from borrowing under the Monster Credit Facility until such time as the Company's aggregate cash and cash equivalents balance is equal to or less than $10,000. The Monster Credit Facility is secured by substantially all of the assets of the Company pursuant to a security agreement between the Company and Monster. The maturity date of the Monster Credit Facility is the earlier of six months from the Distribution Date or 90 days following the date on which the Company closes on a credit facility with a third party that provides for a total borrowing capacity of $15,000 or more. However, the maturity date will be accelerated to the date within such 90-day period on which the borrowing capacity under a new third party credit facility is available to the Company. The Company closed on a credit facility with a third party on March 31, 2003 and expects to activate the borrowing capacity under that credit facility in May 2003, as described in Note 12. Accordingly, the Monster Credit Facility will lapse on the earlier of June 29, 2003 or the date that that the borrowing capacity under the new credit facility is available to the Company.

Monster Funding of HH Group Obligations

     Monster has agreed to reimburse the Company for $13,530 of cash payments, related to the Company's accrued integration, restructuring and business reorganization obligations and other expenses during the first year following the spin-off. The Company expects payment of $3,530 during the second quarter of 2003 and will receive payments of $2,500 from Monster in the first month subsequent to the end of each quarter, beginning with the second quarter of 2003. Legal obligation for settlement of such liabilities will remain with the Company.

Other Commercial Arrangements

     The Company and Monster have commenced discussions concerning certain potential commercial arrangements involving the provision of Monster.com and advertising and communication services. The Company and Monster may from time to time also negotiate and purchase other services from the other, pursuant to customary terms and conditions. There is no contractual commitment that requires the Company to use Monster services in preference to other competitors.

Non-Cash Transfers

     Monster transferred to the Company non-cash assets and liabilities in the first quarter of 2003 as a result of the Distribution. The approximate transfers by account were; due from Monster Worldwide, Inc. $13,530, property and equipment $7,800, intangibles $1,500, accrued expenses and other current liabilities $2,500 and other liabilities $600.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

     The Company has a history of operating losses and has never operated as an independent company. Its operations have been historically financed by Monster. It may be unable to make the changes necessary to operate as a profitable stand-alone business, or to secure additional debt or equity financing on terms that are acceptable to the Company. Prior to the Distribution, the Company's businesses were operated by Monster as separate segments of its broader corporate organization rather than as a separate stand-alone company. Monster assisted the Company by providing financing, particularly for acquisitions, as well as providing corporate functions such as identifying and negotiating acquisitions, legal and tax functions. Following the Distribution, Monster has no obligation to provide assistance to the Company other than the interim and transitional services, that will be provided by Monster pursuant to the transition services agreement described in Note 10. Because the Company's businesses have never been operated as an independent company, it cannot provide assurance that it will be able to successfully implement the changes necessary to operate independently or that the Company will not incur additional costs operating independently.

NOTE 12 - LIQUIDITY, CREDIT FACILITIES AND CAPITAL RESOURCES

     As noted above, Monster granted the Company the Monster Credit Facility of up to $15,000 and will fund payments of up to $13,530 related to the Company's accrued integration, restructuring and business reorganization obligations and other expenses. The Monster Credit Facility lapses upon the earlier of six months from the Distribution Date or 90 days following completion of a credit facility with a third party that provides for a total borrowing capacity of $15,000 or more. However, the maturity date will be accelerated to the date within such 90-day period on which the borrowing capacity under a new third party credit facility is available to the Company. On March 31, 2003, the Company closed a senior secured credit facility for $50,000 with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company (the "Foothill Credit Facility"). The Foothill Credit Facility has a term of three years. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company's option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and borrowings will be based on a percentage of the accounts receivable of the Company and certain of its subsidiaries. The Company expects to activate the borrowing capacity under the Foothill Credit Facility in May 2003 and to use such borrowings to support its ongoing working capital requirements, capital expenditures and other corporate purposes.

NOTE 13 - SEGMENT AND GEOGRAPHIC DATA

     The Company operates in two business segments: Hudson and Highland. The Company conducts operations in the following geographic regions: North America, the Asia/Pacific Region (primarily Australia), the United Kingdom and Continental Europe.

     Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with generally accepted accounting principles. Assets are not allocated to segments for internal reporting purposes.

Information by business segment
-------------------------------
For the three months ended March 31,                  2003           2002
Revenue                                             --------       --------
-------
Hudson                                              $243,965       $246,322
Highland                                              15,224         17,758
                                                    --------       --------
                                                    $259,189       $264,080
                                                    ========       ========
Operating loss
--------------
Hudson                                              $(22,999)      $ (6,515)
Highland                                              (7,563)        (1,458)
                                                    --------       --------
                                                     (30,562)        (7,973)
Corporate expenses                                    (5,260)        (7,331)
Interest and other expense, net                       (2,040)          (414)
                                                    --------       --------
Loss before provision for (benefit of)
 income taxes and accounting change                 $(37,862)      $(15,718)
                                                    ========       ========

                                            United                United    Continental
Information by geographic region            States    Australia   Kingdom      Europe     Other(a)    Total
--------------------------------            -------   ---------   -------   -----------   --------   --------
For the three months ended March 31, 2003
Revenue                                     $86,215    $67,333    $64,894     $24,037     $16,710    $259,189
                                            =======    =======    =======     =======     =======    ========
Long-lived assets                           $92,392    $14,289    $60,229     $70,454     $10,440    $247,804
                                            =======    =======    =======     =======     =======    ========

For the three months ended March 31, 2002
Revenue                                     $91,533    $65,229    $66,519     $23,597     $17,202    $264,080
                                            =======    =======    =======     =======     =======    ========
Long-lived assets                           $84,515    $10,665    $54,086     $47,458     $16,609    $213,333
                                            =======    =======    =======     =======     =======    ========

(a)  Includes the Americas other than the United States and Asia Pacific other than Australia.

               Report of Independent Certified Public Accountants


Board of Directors
Hudson Highland Group, Inc.
New York, New York

     We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. as of March 31, 2003, the related consolidated condensed statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet as of December 31, 2002, and the related combined statements of operations, divisional equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the combined balance sheet from which it has been derived.


New York, New York
May 15, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share data)

     You should read the following discussion in conjunction with the consolidated condensed financial statements and the notes thereto, included in
Item 1 of this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see "Special Note Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements

     As one of the world's largest professional staffing and executive search agencies, Hudson Highland Group, Inc. ("the Company" or "HH Group") helps its clients (employers and professional recruiters) find the right employee, from mid-level candidates to senior executives. HH Group was formed from the distribution of the Hudson Global Resources ("Hudson") and Highland Partners ("Highland") divisions of Monster Worldwide, Inc., formerly known as TMP Worldwide Inc. ("Monster"), and currently operates in 25 countries and employs approximately 4,000 people globally. For the year ended December 31, 2002, 67% of the Company's revenues were earned outside of the United States. The Company's two principal business segments are as follows:

     Hudson Global Resources. Hudson primarily focuses on mid-level executive recruitment or placement and providing Professional temporary and contract personnel and business solutions to our clients. Mid-level executives and professionals are those who typically earn between $50,000 and $150,000 annually, and possess the set of executive or professional skills and/or profile required by our clients. In the case of the temporary and contracting business, Hudson primarily focuses on the placement of professionals or executives in temporary assignments that can range from one day to more than 12 months. Hudson's sales strategy focuses on clients operating in particular sectors, such as health care, financial services, and technology and communications. Hudson supplies candidates in a variety of specialist fields such as law, accounting, banking and finance, health care, engineering, technology and science. Hudson uses both traditional and interactive methods to find and recruit potential candidates for our clients, employing a suite of products, which assess talent and help predict whether a candidate will be successful in a given role.

     Hudson also provides a variety of other services, including career management, executive assessment and coaching, and human resources consulting. These service offerings are growing rapidly and Company's management believes will help balance the cyclical nature of its core offerings.

     These services allow Hudson to offer clients a comprehensive set of human capital management services, ranging from temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent workers, to outplacement. Hudson is also marketed under the name TMP/Hudson Global Resources and TMP/Hudson Human Resources in certain markets around the world.

     Highland Partners. Highland offers a comprehensive range of executive search services aimed at finding the senior level executive or professional for a wide range of clients operating in sectors such as health care, technology, financial services, retail and consumer and industrial. Highland also has an active practice in assisting clients who desire to augment their boards of directors. Highland concentrates on searches for positions with annual compensation of $150,000 or more and operates exclusively on a retained basis. Highland is also marketed as TMP/Highland Partners in certain markets around the world.

     For all of the periods presented in this Form 10-Q, HH Group operated as part of Monster. The businesses described in this Form 10-Q were conducted by Monster through various divisions and subsidiaries. Immediately prior to the Distribution (as defined below), Monster transferred the assets and liabilities of its Hudson and Highland business segments to HH Group at Monster's historical cost. On March 31, 2003 (the "Distribution Date"), Monster distributed to all of its stockholders of record one share of HH Group Common Stock for each thirteen and one third shares of Monster Common Stock so held (the "Distribution"). Following the Distribution, HH Group became an independent public company and Monster has no continuing stock ownership interest in HH Group. Prior to the Distribution, HH Group entered into several agreements with Monster in connection with, among other things, employee matters, income taxes, leased real property and transitional services. See Note 7 of the Notes to Consolidated Condensed Financial Statements for a description of the agreements.

     The Company's consolidated condensed financial statements reflect the historical financial position, results of operations and cash flows of the businesses transferred to HH Group from Monster as part of the Distribution. Additionally, net intercompany balances due to Monster have been contributed to HH Group and are reflected as divisional equity in the accompanying consolidated condensed financial statements. The financial information included herein, however, may not necessarily reflect HH Group's financial position, results of operations and cash flows in the future or what its financial position, results of operations and cash flows would have been had HH Group been a stand-alone company during the periods presented.

     The Company's costs and expenses in the accompanying consolidated condensed financial statements include allocations from Monster for executive, legal, accounting, treasury, real estate, information technology, merger and integration costs and other Monster corporate services and infrastructure costs because specific identification of the expenses is not practicable. The total corporate services allocation to the Company from Monster was $5,260 and $7,331 for the three months ended March 31, 2003 and 2002, respectively. The expense allocations were determined on the basis that Monster and HH Group considered to be reasonable reflections of the utilization of services provided or the benefit received by HH Group using ratios that are primarily based on its revenue, net of costs of temporary contractors compared to Monster as a whole. Except as discussed above, interest charges from Monster have been allocated to HH Group only for that portion of third-party debt attributed to HH Group.

     The Company recorded merger, integration and reorganization and restructuring expense of $8,936 and $5,740 for the three months ended March 31, 2003 and 2002, respectively. The merger and integration charges were recorded in connection with its pooling of interest transactions and consist of costs to integrate and/or exit certain aspects of the operations of its pooled entities, particularly in areas where duplicate functions and facilities existed. During the first quarter of 2003, the Company recorded $975 related to changes in estimates to plans in merger and integration expense. The restructuring expenses were related to the reorganization of operations announced in the second quarter of 2002 and the Distribution in the first quarter of 2003.

     Prior to the Distribution, HH Group was not a separate taxable entity for federal, state or local income tax purposes and its operating results are included in Monster 's tax return. Income taxes have been calculated as if HH Group filed separate tax returns. However, Monster was managing its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that HH Group would have followed or will follow as a stand-alone company.

Critical Accounting Policies and Items Affecting Comparability

     Quality financial reporting relies on consistent application of company accounting policies that are based on generally accepted accounting principles. Management considers the accounting policies discussed below to be critical to understand HH Group's financial statements and often require management judgment and estimates regarding matters that are inherently uncertain.

Revenue Recognition

     Although the Company's revenue recognition policy involves a relatively low level of uncertainty, it does require judgment on complex matters that is subject to multiple sources of authoritative guidance.

     Hudson. The Company recognizes revenue for services at the time services are provided and is recorded on a time and materials basis. Revenues generated when the Company permanently places an individual with a client are recorded at the time of placement, net of an allowance for estimated fee reversals.

     Highland. Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment, consulting and related services performed on a retained basis. Fee revenue is generally one-third of the estimated first year compensation plus a percentage of the fee to cover indirect expenses. Fee revenue is recognized as earned. The Company generally bills clients in three monthly installments. Fees earned in excess of the initial contract amount are billed at completion of the engagement.

Direct Costs

     Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company's temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the search and permanent placement revenues.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include the salaries, commissions, payroll taxes and employee benefits related to recruitment professionals, executive level employees, administrative staff and other employees of HH Group, who are not temporary contractors, and the expenses for marketing and promotion, occupancy, equipment leasing and maintenance, utilities, travel expenses, professional fees and depreciation and amortization.

Accounts Receivable

     The Company is required to estimate the collectability of its trade receivables and notes receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment or in the particular circumstances of individual customers.

Merger, Integration, Restructuring and Business Reorganization Plans

     The Company has recorded significant charges and accruals in connection with its merger, integration, restructuring and business reorganization plans. These reserves include estimates pertaining to employee separation costs and the settlement of contractual obligations resulting from its actions. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

Contingencies

     The Company is subject to proceedings, lawsuits and other claims related to labor, service and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. The Company makes a determination of the amount of reserves required, if any, for these contingencies after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

Intangibles

     Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of client lists, non-compete agreements, trademarks and goodwill. With the exception of goodwill, the Company amortizes these costs over periods ranging from two to thirty years. In conjunction with its adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company will evaluate its goodwill annually for impairment, or earlier if indicators of potential impairment exist. Changes in the Company's strategy and market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. In addition, SFAS 142 eliminates the amortization of indefinite lived intangible assets. As a result of the adoption of SFAS 142 on January 1, 2002, the Company recorded a non-cash impairment charge of $293,000 to reduce the carrying value of goodwill.

Results of Operations

     The following table sets forth the Company's revenue, operating loss, net loss, temporary contracting revenue, direct costs of temporary contractors and temporary contractor gross margin for the three months ended March 31.

                                                  2003           2002
                                                ---------     ----------
     Revenue                                    $259,189      $ 264,080
                                                ========      =========
     Operating loss                             $(35,822)     $ (15,304)
                                                ========      =========
     Net loss                                   $(44,011)     $(308,005)
                                                ========      =========

     TEMPORARY CONTRACTING DATA (1):
     Temporary contracting revenue              $186,242      $ 189,797
     Direct costs of temporary contractors       153,644        151,392
                                                --------      ---------
     Temporary contracting gross margin         $ 32,598      $  38,405
                                                ========      =========
     Gross margin as a percent of revenue          17.5%          20.2%

     (1) Temporary contracting revenues are a component of Hudson revenues. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company's ability to manage its cost structure and provide further comparability relative to HH Group's peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contractors from temporary contracting revenue. The Company's calculation of gross margin may differ from those of other companies.


The Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Total revenues for the three months ended March 31, 2003 were $259,189, a decrease of $4,891 or 1.9%, as compared to total revenues of $264,080 in the first quarter of 2002. This decrease was primarily due to the effects of weak global economic and labor environments, which reduced demand for the Company's services. The effect of a weaker U.S. dollar benefited prior year comparisons by approximately 10%.

     Hudson revenues were $243,965 for the three months ended March 31, 2003, down 1.0% from $246,322 for the same period of 2002, reflecting lower demand for permanent staffing revenue, particularly in the U.K. and various countries in continental Europe and lower revenue in temporary staffing, due to weakness in the domestic IT staffing market. The effect of a weaker U.S. dollar benefited prior year comparisons by approximately 10%.

     Highland revenues of $15,224 for the three months ended March 31, 2003 were down 14.3% from $17,758 in same period of 2002, reflecting the continued adverse impact that the challenging global economy is having on executive level search placements.

     Direct costs for the three months ended March 31, 2003 were $161,657, compared to $154,756 for the same period of 2002. Direct costs were negatively affected by a weaker U.S. dollar in prior year comparisons by approximately 9%. A portion of the increase in direct costs is due to the classification of permanent staffing out-of-pocket expenses in direct costs in 2003.

     Gross margin, defined as revenue less direct costs, for the three months ended March 31, 2003 was $97,532, lower by $11,792 or 10.8% from $109,324 reported in the three months ended March 31, 2002. Gross margin as a percentage of revenue declined to 37.6% for the first quarter of 2003, from 41.4% in the first quarter of 2002. The decrease was primarily due to a decline in permanent staffing revenue, particularly in the U.K. and various countries in continental Europe; lower revenue in temporary staffing, due to weakness in the domestic IT staffing market; and an increase in direct costs associated with the permanent staffing out-of-pocket expenses. The effect of a weaker U.S. dollar benefited prior year comparisons by approximately 11%.

     Selling, general and administrative expenses for the three months ended March 31, 2003 were $124,418 compared with $118,888 for the same period of 2002. Selling general and administrative expenses were 48.0% and 45.0%, as a percentage of revenue for the first quarter of 2003 and 2002, respectively. The increase of $5,530 or 4.7%, primarily related an 11% unfavorable effect of a weaker U.S. dollar compared to the first three months of 2002, higher allowances for doubtful accounts of $4,399 and the reclassification of certain transactions with Monster to selling expenses. These increases are partially offset by continued cost cutting in reaction to the current economic and labor environment. During 2002, the Company terminated approximately 1,000 employees in connection with its business reorganization and other special charges.

     Business reorganization and special charges for the three months ended March 31, 2003 totaled $7,961 and were primarily related to the cost for streamlining of operations from the second quarter 2002 Plan. There were no such expenses in the first quarter of 2002. The expenses for the first three months of 2003 were primarily related to consolidation of facilities, workforce reductions and professional fees related to the Distribution and streamlining of operations.

     Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the three months ended March 31, 2003, merger and integration costs were $975, a reduction of $4,765 from the same period in the prior year. These expenses included lease obligations, office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees and employee stay bonuses to certain key personnel of the merged companies. The decrease in 2003 was a result of the finalization of the exit strategies related to the pooled businesses.

     Operating loss for the three months ended March 31, 2003 was $35,822, compared to an operating loss of $15,304 for the comparable period in 2002.

     Other non-operating expenses, including net interest expense, were $2,040 in the first quarter of 2003 and $414 for the same period of 2002. Other non-operating expenses included a $1,642 loss on the disposition of the Company's Brazilian operations.

     The provision for income taxes for the three months ended March 31, 2003 was $6,149 on a pretax loss of $37,862, compared with a benefit of $713 on a pretax loss of $15,718 for the same period of 2002. The change in the Company's tax provision (benefit) from the quarter ended March 31 is primarily due to establishment of valuation allowances in the quarter ended March 31, 2003 on certain foreign tax losses, which may not be realizable. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to valuation allowances on deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions.

     Net loss before cumulative accounting change was $44,011 for the three months ended March 31, 2003, compared with a loss of $15,005 for the same period in 2002.

     In conjunction with the adoption of SFAS 142, as of the beginning of fiscal year 2002, the Company completed a goodwill impairment review for its operating segments. The results of the impairment review indicated that the carrying value of goodwill may not be recoverable. Accordingly, the Company recorded as a cumulative effect of an accounting change a one-time goodwill impairment charge of $293,000 at January 1, 2002 to reduce the carrying value of goodwill to its estimated fair value. No charges were taken in 2003.

     Net loss was $44,011 for the three months ended March 31, 2003, compared with a net loss of $308,005 for the same period in 2002.

     Basic and diluted loss per share on loss before accounting change for the first quarter of 2003 was a loss of $5.25 per share, compared to a loss of $1.80 per share in the first quarter of 2002. Basic and diluted loss per share for the first quarter of 2003 was a loss of $5.25 per share, compared to a loss of $36.94 per share in the first quarter of 2002. Basic average shares outstanding were essentially unchanged between the two periods. No dilutive earnings per share calculation is presented, as a result of the Company reporting a net loss, which would calculate an anti-dilutive amount.

Liquidity and Capital Resources

     Historically, Monster has managed cash on a centralized basis. Cash receipts associated with the HH Group business have largely been retained by Monster and Monster has provided funds to cover HH Group's disbursements for operating activities, capital expenditures and acquisitions. The cash balances at March 31, 2003 and December 31, 2002 are based on the results of the Company's operations and the net cash resulting from inter-company transfers between HH Group and Monster. The investing and financing activities discussed below were funded as a result of activities entered into by Monster and relating to HH Group operations. The long-term debt amounts reported by the Company primarily relate to capital lease obligations and long-term debt that Monster incurred to acquire businesses and other assets that were transferred to the Company immediately prior to the Distribution.

     The Company's liquidity needs arise primarily from funding working capital requirements, as well as capital investment in information technology. To ensure long-term liquidity, HH Group historically relied upon Monster's centralized cash management function and Monster's line of credit facility. In connection with the Distribution, Monster provided HH Group cash in the aggregate amount of $40,000 upon completion of the Distribution, agreed to reimburse the Company $13,530 of cash payments ($3,530 during the second quarter of 2003 and $2,500 per quarter, to be received in the first month subsequent to the end of each quarter, beginning with the second quarter of 2003) due under its accrued integration restructuring and business reorganization plans. In addition, on the Distribution Date, Monster extended a secured revolving credit facility of up to $15,000 to HH Group (the "Monster Credit Facility"). The Monster Credit Facility provides for an interest rate equal to the prime rate. The Company is restricted from borrowing under the Monster Credit Facility until such time as its cash and cash equivalent balance is equal to or less than $10,000. The Monster Credit Facility is secured by substantially all of the assets of the Company pursuant to a security agreement between the Company and Monster. The maturity date of the Monster Credit Facility is the earlier of six months from the Distribution Date or 90 days following the date on which the Company closes on a credit facility with a third party that provides for a total borrowing capacity of $15,000 or more. However, the maturity date will be accelerated to the date within such 90-day period on which the borrowing capacity under a new third party credit facility is available to the Company.

     On March 31, 2003, the Company also closed a senior secured credit facility for $50,000 with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company (the "Foothill Credit Facility"). Accordingly, the Monster Credit Facility will lapse on the earlier of June 29, 2003 or the date that that the borrowing capacity under the Foothill Credit Facility is available to the Company. The Company expects to activate the borrowing capacity under the Foothill Credit Facility in May 2003 and to use such borrowings to support its ongoing working capital requirements, capital expenditures and other corporate purposes. The Foothill Credit Facility has a term of three years. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company's option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and borrowings will be based on a percentage of the accounts receivable of the Company and certain of its subsidiaries.

     The Foothill Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends and repurchases of the Company's stock; (2) requirements that the Company maintain certain financial ratios at prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. These restrictions and covenants could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

      During the three months ended March 31, 2003 and 2002, the Company used cash in operational activities of $23,877 and $37,100, respectively. Cash usage decreased in 2003 from 2002 as a result of improved working capital accounts, primarily accounts receivable and current liabilities. These improvements in cash flow were partially offset by a higher operating loss in 2003.

     During the three months ended March 31, 2003 and 2002, the Company used cash in investing activities of $3,848 and $9,102, respectively. This use of cash was primarily related to capital expenditures in the normal course of operations and payments related to businesses purchased in prior years. The decreased use of cash in the first quarter of 2003 compared to 2002 was the result of lower payments related to prior period purchases of businesses, as these projects are in the process of being completed and lower capital expenditures.

     During the three months ended March 31, 2003 and 2002, the Company generated cash from financing activities of $40,679 and $39,143, respectively. The cash funding from Monster and debt payments to third parties were both lower in 2003, compared to 2002. The Company's debt relates to third-party debt and capital leases incurred to acquire businesses in the 2001 period. Total third-party debt and capital leases as of March 31, 2003 was $2,124.

     The Company believes that the cash and cash equivalents contributed by Monster, supplemented by the Foothill Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to fluctuations in the global economy and unemployment rates.

Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit (including restructuring) or disposal activity. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Under SFAS 146, a company may not restate its previously issued financial statements. Liabilities recognized as a result of disposal activities prior to the adoption of SFAS 146 will continue to be accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). The Company's adoption of SFAS 146 did not have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS No. 123. The Company intends to continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others, which addresses the accounting for and disclosure of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company's adoption of Interpretation No. 45 did not have a material effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The interpretation became effective upon issuance. The Company's adoption of this interpretation did not have an effect on its consolidated financial statements.

     On May 1, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 should not have an effect on its consolidated financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Form 10-Q contains these types of statements, which the Company believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. The Company uses such forward-looking statements regarding its future financial condition and results of operations and its business operations and future business prospects in this Form 10-Q. All forward-looking statements reflect the Company's present expectation of future events and are subject to a number of important factors, risks, uncertainties and assumptions, including industry and economic conditions, that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the Company's ability to manage its growth, (2) risks associated with expansion, (3) the Company's heavy reliance on information systems and the impact of potentially losing that technology or failing to further develop technology, (4) the Company's markets are highly competitive, (5) the Company's operating results fluctuate from quarter to quarter, (6) the impact of global economic fluctuations on the Company's temporary contracting operations, (7) the cyclical nature of the Company's executive search and mid-market professional staffing businesses, (8) risks relating to the Company's foreign operations, including foreign currency fluctuations, (9) the Company's dependence on its highly skilled professionals,
(10) the impact of employees departing with existing executive search clients,
(11) risks maintaining the Company's professional reputation and brand name,
(12) restrictions imposed by blocking arrangements, (13) the Company's exposure to employment-related claims, legal liability and costs from both clients and employers and limitations on insurance coverage related thereto, (14) the Company's dependence on key management personnel, (15) the impact of government regulations, (16) the Company's ability to successfully operate as an independent company and the level of costs associated therewith and (17) and the Company's ability to obtain financing on a stand-alone basis and restrictions on the Company's operating flexibility due to the terms of its credit facility. Please see "Risk Factors" in the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 14, 2003 for more information.

     You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The majority of the Company's borrowings are in fixed rate equipment leases and seller financed notes. The carrying amounts of the Company's debt approximate fair value, generally due to the short-term nature of the underlying instruments. The Company does not trade derivative financial instruments for speculative purposes.

     The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Italy, the Netherlands, New Zealand and the United Kingdom. For the quarter ended March 31, 2003, approximately 67% of the Company's revenues were earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the dollar.

     The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the year ended December 31, 2002, the Company had a translation gain of approximately $3,219, primarily attributable to the weakening of the U.S. dollar against the Australian dollar and the Euro.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On January 14, 2003 the sole stockholder of the Company (which was, at that time, Monster), by written consent actions in lieu of a special meeting, adopted resolutions to approve the merger of TMP Worldwide Search, Inc., a Florida corporation, with and into the Company.

     On February 24, 2003, the sole stockholder of the Company (which was, at that time, Monster), by written consent actions in lieu of a special meeting, adopted resolutions to approve changing the name of the Company from "TMP Worldwide Search, Inc." to "Hudson Highland Group, Inc."

     On March 12, 2003, the sole stockholder of the Company (which was, at that time, Monster), by written consent actions in lieu of a special meeting, adopted resolutions to:

     (a) Approve the Company's Amended and Restated Certificate of Incorporation (a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q).

     (b) Approve the Company's Amended and Restated By-Laws (a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q).

     (c) Approve an 85,238.12-for-one stock split on the Company's common stock, effectuated in the form of a stock dividend declared on the Company's common stock effective as of 11:59 p.m., New York City time, on March 31, 2003 and paid to stockholders of record at the close of business on March 14, 2003.

     (d) Approve the Company's Employee Stock Purchase Plan (a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q).

     (e) Approve the Company's Long Term Incentive Plan (a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q).

ITEM 5.  OTHER INFORMATION.

     The information under this Item is being provided as required by Item 11 of Form 8-K. The Company advised participants in the Company's Inc. 401(k) Savings Plan (the "Plan") that a blackout period began on April 24, 2003 at 4:00 p.m. (Eastern Daylight Time) and ended on May 2, 2003 at 10:00 a.m. (Eastern Daylight
Time). The person designated by the Company to respond to inquiries about the blackout period was Margaretta Noonan, Executive Vice President, Human Resources, Hudson Highland Group, Inc., 622 Third Avenue, New York, New York 10017, (212)-351-7200.

     The blackout period was necessary for administrative reasons arising out of the Distribution. In connection with the Distribution, the Company effected a trust-to-trust transfer from the TMP Worldwide Inc. 401(k) Savings Plan of certain individuals' account balances to the Plan. The blackout period was necessary to provide time to transfer the assets and liabilities to the Plan and to ensure a complete and accurate transfer of Plan data.

     The Company received notice from the administrator of the Plan of the impending blackout period (as required by Section 101(i)(2)(E) of the Employment Retirement Income Security Act of 1974, as amended) on March 21, 2003. On April 1, 2003, the Company sent a notice to its executive officers and directors informing them that a blackout period would be in effect beginning on April 24, 2003 at 4:00 p.m. (Eastern Daylight Time) and would end on May 2, 2003 at 10:00 a.m. (Eastern Daylight Time) and they were restricted from purchasing, acquiring, selling or otherwise transferring certain equity securities of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: The following Exhibits are filed herewith.

          2.1 Distribution Agreement, dated March 31, 2003, by and between Hudson Highland Group, Inc. and TMP Worldwide Inc. (incorporated by reference to Exhibit 2.1 to Monster Worldwide, Inc.'s Current Report of Form 8-K filed on April 11, 2003 (File No. 005-78979)).

          3.1 Amended and Restated Certificate of Incorporation of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.'s Registration Statement on Form 10 (File No. 0-50129)).

          3.2 Amended and Restated By-laws of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.2 to Hudson Highland Group, Inc.'s Registration Statement on Form 10 (File No. 0-50129)).

          4.1 Loan and Security Agreement, dated as of March 31, 2003, by and among Hudson Highland Group, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent.

          10.1 Hudson Highland Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.'s Registration Statement on Form S-8 (File No. 333-104212)).

          10.2 Hudson Highland Group, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.'s Registration Statement on Form S-8 (File No. 333-104209)).

          10.3 Transition Services Agreement, dated as of March 31, 2003, by and between TMP Worldwide Inc. and Hudson Highland Group, Inc.

          10.4 Tax Separation Agreement, dated as of March 31, 2003, by and between TMP Worldwide Inc. and Hudson Highland Group, Inc.

          10.5 Loan Agreement, dated as of March 31, 2003, by and between TMP Worldwide Inc. and Hudson Highland Group, Inc.

          15 Letter regarding unaudited interim financial information from BDO Seidman, LLP, independent certified public accountants (With respect to the unaudited interim financial statements of Hudson Highland Group, Inc. for the periods ended March 31, 2003 and 2002 included in this Quarterly Report on Form 10-Q, BDO Seidman, LLP have applied limited procedures in accordance with professional standards for a review of such information. However, as stated in their report included in this Quarterly Report on Form 10-Q, they did not audit and they do not express an opinion on those unaudited interim financial statements. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. To the extent that this Quarterly Report on Form 10-Q is incorporated by reference in any registration statements that Hudson Highland Group, Inc.
                has filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, BDO Seidman, LLP are not subject to the liability provisions of Section 11 of that Act for their reports on the unaudited interim financial statements because those reports are not "reports" or a "part" of the registration statement prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.)

          99.1 Written Statement of the Chairman, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 for Hudson Highland Group, Inc.

          99.2 Written Statement of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Hudson Highland Group, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HUDSON HIGHLAND GROUP, INC.
                                (Registrant)


                                By: /s/ Jon F. Chait
                                   ---------------------------------------------
                                    Jon F. Chait
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)
Dated: May 15, 2003

                                By: /s/ Richard W. Pehlke
                                   ---------------------------------------------
                                    Richard W. Pehlke
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
Dated: May 15, 2003

                                 CERTIFICATIONS

I,  Jon F. Chait, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hudson Highland Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003                             /s/ JON F. CHAIT

                                                Jon F. Chait
                                                Chairman, President and
                                                Chief Executive Officer

I,  Richard W. Pehlke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hudson Highland Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003                         /s/ RICHARD W. PEHLKE

                                            Richard W. Pehlke
                                            Executive Vice President and
                                            Chief Financial Officer

                           HUDSON HIGHLAND GROUP, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX

Exhibit No.                             Description
-----------                             -----------

    2.1 Distribution Agreement, dated March 31, 2003, by and between Hudson Highland Group, Inc. and TMP Worldwide Inc. (incorporated by reference to Exhibit 2.1 to Monster Worldwide, Inc.'s Current Report of Form 8-K filed on April 11, 2003 (File No. 005-78979)).

    3.1 Amended and Restated Certificate of Incorporation of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.'s Registration Statement on Form 10 (File No. 0-50129)).

    3.2        Amended and Restated By-laws of Hudson Highland Group, Inc.
               (incorporated by reference to Exhibit 3.2 to Hudson Highland Group, Inc.'s Registration Statement on Form 10 (File No. 0-50129)).

    4.1 Loan and Security Agreement, dated as of March 31, 2003, by and among Hudson Highland Group, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as the Lenders, and Foothill Capital Corporation, as the Arranger and Administrative Agent.

   10.1 Hudson Highland Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.'s Registration Statement on Form S-8 (File No. 333-104212)).

   10.2 Hudson Highland Group, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.'s Registration Statement on Form S-8 (File No. 333-104209)).

   10.3 Transition Services Agreement, dated as of March 31, 2003, by and between TMP Worldwide Inc. and Hudson Highland Group, Inc.

   10.4 Tax Separation Agreement, dated as of March 31, 2003, by and between TMP Worldwide Inc. and Hudson Highland Group, Inc.

   10.5 Loan Agreement, dated as of March 31, 2003, by and between TMP Worldwide Inc. and Hudson Highland Group, Inc.

    15 Letter regarding unaudited interim financial information from BDO Seidman, LLP, independent certified public accountants (With respect to the unaudited interim financial statements of Hudson Highland Group, Inc. for the periods ended March 31, 2003 and 2002 included in this Quarterly Report on Form 10-Q, BDO Seidman, LLP have applied limited procedures in accordance with professional standards for a review of such information. However, as stated in their report included in this Quarterly Report on Form 10-Q, they did not audit and they do not express an opinion on those unaudited interim financial statements. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. To the extent that this Quarterly Report on Form 10-Q is incorporated by reference in any registration statements that Hudson Highland Group, Inc. has filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, BDO Seidman, LLP are not subject to the liability provisions of Section 11 of that Act for their reports on the unaudited interim financial statements because those reports are not "reports" or a "part" of the registration statement prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.)

   99.1 Written Statement of the Chairman, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 for Hudson Highland Group, Inc.

   99.2 Written Statement of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Hudson Highland Group, Inc.