Form 10-Q
period 2003-06-30
HUDSON HIGHLAND GROUP INC
filed 2003-08-13
CIK 1210708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   ___________

                                    FORM 10-Q
                                   ___________

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ to _______


                        COMMISSION FILE NUMBER: 000-50129

                -------------------------------------------------

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

                -------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes _ No X

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                                     Outstanding on
  Class                               July 31, 2003
  -----                               -------------
  Common Stock                            8,442,076

                           HUDSON HIGHLAND GROUP, INC.
                                      INDEX



                                                                        Page No.

                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Condensed Statements of Operations - Three Months
         and Six Months Ended June 30, 2003 and 2002                           3
         Consolidated Condensed Balance Sheets - June 30, 2003 and
         December 31, 2002                                                     4
         Consolidated Condensed Statements of Cash Flows - Six Months
         Ended June 30, 2003 and 2002                                          5
         Notes to Consolidated Condensed Financial Statements                  6
         Report of Independent Certified Public Accountants                   17
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                18
Item 3.  Quantitative and Qualitative Disclosures about Market Risk           28
Item 4.  Controls and Procedures                                              28

                  PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     29
         Signatures                                                           30
         Exhibit Index                                                        31

                          PART I-FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           HUDSON HIGHLAND GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                                         --------                      --------
                                                                    2003          2002            2003            2002
                                                                    ----          ----            ----            ----

Revenue                                                           $269,283      $277,787        $528,472        $541,867

         Direct costs (Note 5)                                     165,565       163,838         327,222         318,594
                                                                  --------      --------        --------        --------
                  Gross margin                                     103,718       113,949         201,250         223,273

         Selling, general and administrative expenses              120,920       115,143         245,338         234,031
Business reorganization expenses (recoveries)                         (500)       52,726           7,461          52,726
         Merger and integration expenses                                 3         1,218             978           6,958
                                                                  --------      --------        --------        --------

                  Operating loss                                   (16,705)      (55,138)        (52,527)        (70,442)

Other income (expense):
  Other, net                                                         1,566            19            (181)           (423)
  Interest income (expense), net                                        38           (14)           (255)             14
                                                                  --------      --------        --------        --------

Loss before provision for (benefit of) income taxes and
accounting change                                                  (15,101)      (55,133)        (52,963)        (70,851)
Provision for (benefit of) income taxes                                (11)       (1,180)          6,138          (1,893)
                                                                  --------      --------        --------        --------

Loss before accounting change                                      (15,090)      (53,953)        (59,101)        (68,958)
Cumulative effect of accounting change                                   -             -               -        (293,000)
                                                                  --------      --------        --------        --------

Net loss                                                          $(15,090)     $(53,953)       $(59,101)      $(361,958)
                                                                  ========      ========        ========        ========
Basic and diluted loss per share:

Loss before accounting change                                     $  (1.79)     $  (6.46)       $  (7.03)       $  (8.26)
Net loss                                                          $  (1.79)     $  (6.46)       $  (7.03)       $ (43.36)

Weighted average shares outstanding                                  8,429         8,355           8,406           8,347


     See accompanying notes to consolidated condensed financial statements.

                           HUDSON HIGHLAND GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                          June 30,      December 31,
                                                                                            2003            2002
                                                                                            ----            ----
                                                                                        (unaudited)
                                        ASSETS

Current assets:
Cash and cash equivalents                                                                  $ 39,621        $ 25,908
Accounts receivable, net                                                                    161,888         161,831
Due from Monster Worldwide, Inc.                                                             11,421               -
Other current assets                                                                         25,483          28,177
                                                                                           --------        --------
                  Total current assets                                                      238,413         215,916

Property and equipment, net                                                                  41,984          34,106
Intangibles, net                                                                            204,151         201,937
Other assets                                                                                 16,003          15,145
                                                                                           --------        --------
                                                                                           $500,551        $467,104
                                                                                           ========        ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                           $ 38,961        $ 28,305
Accrued expenses and other current liabilities                                              106,979          84,669
Accrued merger and integration expenses                                                       6,667           8,935
Accrued business reorganization expenses                                                     15,720          25,845
                                                                                           --------        --------
                  Total current liabilities                                                 168,327         147,754

Other liabilities                                                                             2,337           2,776
                                                                                           --------        --------
                  Total liabilities                                                         170,664         150,530
                                                                                           ========        ========

Commitments and contingencies                                                                     -               -

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none
   issued or outstanding                                                                          -               -
Common stock, $0.001 par value, 100,000 shares authorized; issued and
   outstanding: 8,442 and 0 shares, respectively                                                  8               -
Additional paid-in capital                                                                  311,704               -
Retained deficit                                                                            (15,090)              -
Accumulated other comprehensive income:
   Foreign currency translation adjustments                                                  33,265          24,660
Total divisional equity                                                                           -         291,914
                                                                                           --------        --------
                  Total stockholders' equity                                                329,887         316,574
                                                                                           --------        --------
                                                                                           $500,551        $467,104
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

                           HUDSON HIGHLAND GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                                  --------
                                                                                            2003            2002
                                                                                            ----            ----
Cash flows from operating activities:
   Net loss                                                                                $(59,101)      $(361,958)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                             10,301          10,057
   Provision for doubtful accounts                                                            8,113             183
   Net loss on disposal of assets                                                             1,784          10,827
   Deferred income taxes                                                                      6,819           4,695
   Cumulative effect of accounting change                                                         -         293,000
   Changes in assets and liabilities:
     Increase in accounts receivable                                                           (269)        (22,604)
     Decrease in due from Monster Worldwide, Inc.                                             2,109               -
     (Increase) decrease in other assets                                                       (227)          6,153
     Increase (decrease) in accounts payable, accrued expenses and other liabilities         20,397         (30,068)
     Decrease in accrued merger and integration expenses                                     (2,140)        (11,145)
     (Decrease) increase in accrued business reorganization expenses                        (11,341)         27,638
                                                                                           --------       ---------
                  Total adjustments                                                          35,546         288,736
                                                                                           --------       ---------
Net cash used in operating activities                                                       (23,555)        (73,222)
                                                                                           --------       ---------

Cash flows from investing activities:
   Capital expenditures                                                                      (5,362)        (11,758)
   Payments related to prior years' purchased businesses                                       (330)         (5,403)
                                                                                           --------       ---------
Net cash used in investing activities                                                        (5,692)        (17,161)
                                                                                           --------       ---------

Cash flows from financing activities:
   Net payments on short and long-term debt                                                  (1,298)        (53,720)
   Net cash transfers received from Monster Worldwide, Inc., prior to the Distribution       41,317         144,374
                                                                                           --------       ---------
Net cash provided by financing activities                                                    40,019          90,654
                                                                                           --------       ---------

Effect of exchange rate changes on cash and cash equivalents                                  2,941           2,235
                                                                                           --------       ---------
Net increase in cash and cash equivalents                                                    13,713           2,506

Cash and cash equivalents, beginning of period                                               25,908          37,672
                                                                                           --------       ---------
Cash and cash equivalents, end of period                                                   $ 39,621       $  40,178
                                                                                           ========       =========
Supplemental disclosures of cash flow information: Cash paid during the period for:
                  Interest                                                                 $  1,974       $     598

     See accompanying notes to consolidated condensed financial statements.

                           HUDSON HIGHLAND GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)
                                   (unaudited)


NOTE 1 - INTERIM CONSOLIDATED CONDENSED QUARTERLY FINANCIAL STATEMENTS

     These interim consolidated condensed quarterly financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the combined audited financial statements and related notes of Hudson Highland Group, Inc. and subsidiaries (the "Company" or "HH Group") in its Registration Statement on Form 10 filed with the SEC on March 14, 2003 (the "Form 10"). The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.


NOTE 2 - REORGANIZATION, BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Reorganization

     The accompanying condensed consolidated financial statements include the operations, assets and liabilities of the Hudson Global Resources ("Hudson") and Highland Partners ("Highland") formerly business segments of Monster Worldwide, Inc. ("Monster"), (formerly TMP Worldwide Inc). In October 2002, Monster announced a plan to distribute to its stockholders the shares of HH Group, a wholly owned subsidiary of Monster (the "Distribution"). Immediately prior to the Distribution, Monster transferred the assets and liabilities of its Hudson and Highland business segments to HH Group. These assets and liabilities are reflected in HH Group's financial statements at Monster's historical cost. On March 31, 2003 (the "Distribution Date"), Monster distributed to all of its stockholders of record one share of HH Group Common Stock for each thirteen and one-third shares of Monster Common Stock so held. The assets and liabilities of the Company consist primarily of businesses Monster acquired at various times in prior years.

Basis of Presentation

     The consolidated condensed financial statements have been derived from the financial statements and accounting records of Monster for all periods through the Distribution Date, using the historical results of operations and historical basis of the assets and liabilities of the Company's business. In connection with the Distribution, the inter-company balances due to Monster were contributed by Monster to equity; accordingly, such balances are reflected as divisional equity for periods prior to March 31, 2003 at which time the amount was reclassified to common stock and additional paid-in capital. Earnings and losses accumulate in retained earnings (deficit) starting April 1, 2003. The terms of the distribution agreement with Monster did not require repayment or distribution of any portion of the divisional equity back to Monster. The Company's costs and expenses in the accompanying consolidated condensed financial statements for periods prior to March 31, 2003 include allocations from Monster for executive, legal, accounting, treasury, real estate, information technology, certain merger and integration costs and business reorganization costs and other Monster corporate services and infrastructure costs because specific identification of the expenses is not practicable. The total corporate services allocation to the Company from Monster was $5,260 and $14,405 for the six months ended June 30, 2003 and 2002, respectively, including $0 and $7,074 for the quarter ended June 30, 2003 and 2002, respectively. There was no corporate services allocation for the quarter ended June 30, 2003. The expense allocations were determined on the basis that Monster and the Company considered to be reasonable reflections of the utilization of services provided or the benefit received by the Company using ratios that are primarily based on the Company's revenue, net of direct costs of temporary contractors compared to Monster as a whole. The financial information included herein prior to March 31, 2003 may not necessarily reflect the financial position and results of operations of HH Group in the future or what these amounts would have been had it been a separate, stand-alone entity during the periods presented prior to the Distribution. However, management believes that if the Company had been a stand-alone entity during the periods presented, the expenses would not have been materially different from the allocations presented.

NOTE 2 - REORGANIZATION, BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

Loss Per Share

     To determine the shares outstanding for the Company for the period prior to the Distribution, Monster's weighted average number of shares is multiplied by the distribution ratio of one share of HH Group common stock for every thirteen and one-third shares of Monster common stock. Basic loss per share is computed by dividing the Company's losses by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted loss per share is computed by dividing the Company's net losses by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the "treasury stock" method. For all periods presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

     Earnings per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal year-to-date earnings per share amounts, which reflect the weighted average effect on a year-to-date basis.

Business Segments

     The Company is one of the world's largest specialized staffing and executive search firms. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and career management services to clients operating in a wide range of businesses. The Company focuses on mid-level executives in specialized professional areas and at the senior executive level.

The Company is organized into two divisions, Hudson Global Resources and Highland Partners.

     Hudson Global Resources. Hudson primarily focuses on providing professional temporary and contract personnel and business solutions to its clients and mid-level executive recruitment or placement services. Mid-level executives and professionals are those who typically earn between $50,000 and $150,000 annually, and possess the set of executive or professional skills and/or profile required by its clients. In the case of the temporary and contracting business, Hudson primarily focuses on the placement of professionals or executives in temporary assignments that can range from one day to more than 12 months. Hudson's sales strategy focuses on clients operating in particular sectors, such as health care, financial services, and technology and communications. Hudson supplies candidates in a variety of specialist fields such as law, accounting, banking and finance, health care, engineering, technology and science. Hudson uses both traditional and interactive methods to find and recruit potential candidates for its clients, employing a suite of products that assess talent and help predict whether a candidate will be successful in a given role.

     Hudson also provides a variety of other services, including career management, executive assessment and coaching, and human resources consulting. These service offerings are growing at a higher rate than the recruitment and placement businesses and the Company's management believes this will help balance the cyclical nature of its core offerings.

     These services allow Hudson to offer clients a comprehensive set of human capital management services, ranging from temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent workers, to outplacement. Hudson is also marketed under the name TMP/Hudson Global Resources and TMP/Hudson Human Resource Consulting in certain markets around the world.

     Highland Partners. Highland offers a comprehensive range of executive search services aimed at finding the senior level executive or professional for a wide range of clients operating in sectors such as health care, technology, financial services, retail and consumer, and industrial. Highland also has an active practice in assisting clients who desire to augment their boards of directors. Highland concentrates on searches for positions with annual compensation of $150,000 or more and operates exclusively on a retained basis. Highland is also marketed as TMP/Highland Partners in certain markets around the world.

Reclassifications

     In the current financial statement presentation, changes have been made from the Form 10 presentation and new account descriptions are being used. Certain prior period amounts have been reclassified to conform to the Company's 2003 financial statement presentation; these reclassifications do not change total revenues, total expenses, net loss, total assets, total liabilities or stockholders' equity.

NOTE 3 - STOCK BASED COMPENSATION

     The Company accounts for employee stock-based compensation in accordance with APB No. 25. Under APB No. 25, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock. Because the Company issues only fixed term stock option grants at or above the quoted market price on the date of the grant, there is no related compensation expense recognized in the accompanying financial statements. The Company adopted the disclosure only provisions of SFAS 123 and SFAS 148, which require certain financial statement disclosures, including pro forma operating results as if the Company had prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company's employee options. Use of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company's employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company's estimate of the fair value of those options, in the Company's opinion the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company's employee options.

     As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on the Company's operating results and per share data have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                              Six Months Ended     Six Months Ended
                               June 30, 2003         June 30, 2002
                               -------------         -------------
Risk fee interest rate                   4.0%                  4.2%
Volatility                              65.0%                 73.5%
Expected life (years)                    5.0                   7.5
Dividends                                0.0%                  0.0%

     For purposes of pro forma disclosures, the options' estimated fair value is assumed to be amortized to expense over the options' vesting periods. The pro forma effects of stock-based compensation expense for the quarter and six month periods ended June 30, 2002 and for the first quarter of 2003, are related entirely to options in Monster stock granted to employees of Monster prior to March 31, 2003 who transferred to the Company at the time of the Distribution. As a result of the Company's inability to recognize current tax benefits on reported net losses, total stock-based compensation expense is shown without tax benefits for all periods presented. The pro forma effects of recognizing compensation expense under the fair value method on the Company's operating results and per share data are as follows:


                                                                     Quarter Ended June 30,        Six months Ended June 30,
                                                                     ----------------------        -------------------------
                                                                         2003          2002              2003           2002
                                                                         ----          ----              ----           ----

Reported net loss                                                       $(15,090)     $(53,953)         $(59,101)     $(361,958)
Add: Total stock-based employee compensation expense determined
under fair value based method for all awards                              (1,172)      (12,169)           (1,172)       (24,338)
                                                                        --------      --------          --------      ---------
Pro forma net loss                                                      $(16,262)     $(66,122)         $(60,273)     $(386,296)
                                                                        ========      ========          ========      =========

Basic and diluted earnings per share:
As reported net loss                                                    $  (1.79)     $  (6.46)         $  (7.03)     $  (43.36)
                                                                        ========      ========          ========      =========
Pro forma net loss                                                      $  (1.93)     $  (7.91)         $  (7.17)     $  (46.28)
                                                                        ========      ========          ========      =========

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit (including restructuring) or disposal activity. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company records a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 requires a company to disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Under SFAS 146, a company may not restate its previously issued financial statements. Liabilities recognized as a result of disposal activities prior to the adoption of SFAS 146 continue to be accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). The Company's adoption of SFAS 146 on January 1, 2003, did not have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS 148"), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. The Company intends to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25").

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

     On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments; mandatorily redeemable instruments, financial instruments to repurchase an entity's own equity instruments and financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. SFAS 150 is effective for periods beginning after June 15, 2003. The Company's adoption of this interpretation is not expected to have an effect on its consolidated financial statements.

NOTE 5 - REVENUES, DIRECT COSTS AND GROSS MARGIN

     Details of the Company's revenues and direct costs, classified by temporary and permanent placement business, are as follows:


                                        Quarter Ended June 30, 2003                   Quarter Ended June 30, 2002
                                        ---------------------------                   ---------------------------
                                  Temporary      Permanent        Total         Temporary     Permanent         Total
Revenue                              $188,467        $80,816     $269,283          $200,173       $77,614      $277,787
Direct costs (1)                      155,678          9,887      165,565           161,096         2,742       163,838
                                     --------        -------     --------          --------       -------      --------
Gross margin                         $ 32,789        $70,929     $103,718          $ 39,077       $74,872      $113,949
                                     ========        =======     ========          ========       =======      ========

                                         Six Months Ended June 30, 2003                Six Months Ended June 30, 2002
                                         ------------------------------                ------------------------------
                                  Temporary      Permanent        Total         Temporary     Permanent         Total
Revenue                              $374,709       $153,763     $528,472          $389,970      $151,897      $541,867
Direct costs (1)                      309,322         17,900      327,222           312,488         6,106       318,594
                                     --------       --------     --------          --------      --------      --------
Gross margin                         $ 65,387       $135,863     $201,250          $ 77,482      $145,791      $223,273
                                     ========       ========     ========          ========      ========      ========


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


NOTE 6 - INTANGIBLE ASSETS, NET

     As of June 30, 2003 and December 31, 2002, the Company's intangible assets consisted of the following:


                                                              June 30, 2003                           December 31, 2002
                                                              -------------                           -----------------
                                                   Gross Carrying         Accumulated         Gross Carrying        Accumulated
                                                       Amount            Amortization             Amount            Amortization
                                                       ------            ------------             ------            ------------
Goodwill                                               $201,214            $     -                $199,063            $     -
Amortizable intangible assets:
Client lists and other amortizable intangibles            5,058             (2,121)                  5,085             (2,211)
                                                       --------            -------                --------            -------
Total intangible assets                                $206,272            $(2,121)               $204,148            $(2,211)
                                                       ========            =======                ========            =======

     Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of client lists, non-compete agreements, trademarks and goodwill. The Company amortizes these intangibles, other than goodwill, over periods ranging from two to thirty years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company no longer amortizes goodwill but instead will evaluate its goodwill annually for impairment, or earlier if indicators of potential impairment exist. Changes in the Company's strategy and market conditions could significantly impact these evaluations and require adjustments to recorded amounts of goodwill and other intangible assets. As a result of the adoption of SFAS 142 on January 1, 2002, the Company recorded a non-cash impairment charge of $293,000 to reduce the carrying value of goodwill. The change in goodwill's gross carrying amount from December 31, 2002 to June 30, 2003 is the result of changes in currency translation on non-U.S. dollar denominated goodwill. Intangible asset amortization expense for the six months ended June 30, 2003 and 2002 was $257 and $393, respectively.


NOTE 7 - TAXES

     The Company's effective tax rate for the six months ended June 30, 2003 and 2002 differs from the U.S. Federal statutory rate of 35% due to valuation allowances on deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin-off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions. The provision for income taxes for the six months ended June 30, 2003 was $6,138 on a pretax loss of $52,963, compared with a benefit of $1,893 on a pretax loss of $70,851 for the same period of 2002. The tax provision for the six months ended June 30, 2003 was primarily due to the establishment of a valuation allowance on certain foreign tax losses which may not be realizable and the inability of the Company to realize benefits from its current losses in businesses where the future earnings ability to utilize those losses is not certain.

NOTE 8 - BUSINESS COMBINATIONS

Accrued Merger and Integration Expenses

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

     In connection with plans relating to pooled entities, the Company expensed $978 and $6,958 in the first six months of 2003 and 2002, respectively, relating to integration activities included as a component of merger and integration expenses. Amounts recorded relating to business combinations accounted for as purchases were charged to goodwill. The $978 expenses for the first six months were almost entirely related to lease obligations on closed facilities. A summary of activity of the accrued merger and integration expenses for the six months ended June 30, 2003 is outlined as follows:


                                                             Balance       Change in                   Balance
                                                        December 31, 2002   Estimate   Utilization  June 30, 2003
                                                        -----------------   --------   -----------  -------------

Assumed lease obligations on closed facilities                     $7,292     $1,008       $(2,710)        $5,590
Consolidation of acquired facilities                                1,607        (30)         (500)         1,077
Severance, relocation and other employee costs                         36          -           (36)             -
                                                                   ------     ------       -------         ------
Total                                                              $8,935     $  978       $(3,246)        $6,667
                                                                   ======     ======       =======         ======

     The following table presents a summary of activity relating to the Company's integration and restructuring plans for acquisitions made in prior years. Amounts reflected in the "Change in Estimate" column represent modifications to plans subsequent to finalization and have been expensed in the current period. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table. Details of the exit plan activity for the six months ended June 30, 2003 are as follows:


                                                             Balance       Change in                   Balance
                                                        December 31, 2002   Estimate   Utilization  June 30, 2003
                                                        -----------------   --------   -----------  -------------
      2000 Plans                                                   $2,388      $  (6)      $  (395)        $1,987
      2001 Plans                                                    3,291        910        (2,101)         2,100
      2002 Plans                                                    3,256         74          (750)         2,580
                                                                   ------      -----       -------         ------
      Total                                                        $8,935      $ 978       $(3,246)        $6,667
                                                                   ======      =====       =======         ======

NOTE 9 - BUSINESS REORGANIZATION EXPENSES

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

     In the fourth quarter of 2002, the Company announced further reorganization efforts related to its separation from Monster and the streamlining of operations, which continued through the first six months of 2003. The charge consisted primarily of workforce reduction, office consolidation costs and related write-offs, professional fees and other special charges.

     A summary of activity of the business reorganization expenses for the six months ended June 30, 2003 is outlined as follows:


                                                        Balance                         Change in                  Balance
                                                   December 31, 2002       Additions     Estimate  Utilization  June 30, 2003
                                                   -----------------       ---------     --------  -----------  -------------

Workforce reductions                                         $ 8,375          $1,770      $  (155)    $ (7,980)       $ 2,010
Consolidation of excess facilities                            15,048           5,194         (870)      (8,130)        11,242
Professional fees and other                                    2,422           1,723         (201)      (1,476)         2,468
                                                             -------          ------      -------     --------        -------
Total                                                        $25,845          $8,687      $(1,226)    $(17,586)       $15,720
                                                             =======          ======      =======     ========        =======

     The following table presents a summary of plan activity related to business reorganization costs for the six months ended June 30, 2003. Amounts in the "Additions" column of the following table represent amounts charged to business reorganization expense in the Company's statement of operations for the six months ended June 30, 2003. The expenses were primarily related to consolidation of facilities, workforce reductions and professional fees related to the Distribution. Costs under these plans are charged to expense as estimates are finalized and events become accruable. Amounts reflected in the "Change in Estimate" column represent modifications to previously accrued amounts that were initially established under each plan. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table.


                                                        Balance                         Change in                  Balance
                                                   December 31, 2002       Additions     Estimate  Utilization  June 30, 2003
                                                   -----------------       ---------     --------  -----------  -------------

Second Quarter 2002 Plan                                     $14,908          $  615      $(1,046)    $ (8,521)       $ 5,956
Fourth Quarter 2002 Plan                                      10,937           8,072         (180)      (9,065)         9,764
                                                             -------          ------      -------     --------        -------
Total                                                        $25,845          $8,687      $(1,226)    $(17,586)       $15,720
                                                             =======          ======      =======     ========        =======

NOTE 10 - COMPREHENSIVE INCOME


                                                                  Quarter Ended June 30,        Six months Ended June 30,
                                                                  ----------------------        -------------------------
                                                                        2003          2002          2003           2002
                                                                        ----          ----          ----           ----
Net loss                                                            $(15,090)     $(53,953)     $(59,101)     $(361,958)
Other comprehensive income - translation adjustments                   5,386        32,295         8,605         29,809
                                                                    --------      --------      --------      ---------
Total comprehensive loss                                            $( 9,704)     $(21,658)     $(50,496)     $(332,149)
                                                                    ========      ========      ========      =========

NOTE 11 - RELATED PARTY TRANSACTIONS

     In connection with the Distribution, Monster and HH Group entered into the following agreements:

Distribution Agreement and Employee Benefits Plans

     The Company entered into a distribution agreement with Monster effective as of the Distribution Date, pursuant to which the Company, among other things, agreed to maintain independent employee benefit plans and programs (other than equity compensation) that are substantially similar to Monster's existing employee benefit plans and programs. Following the Distribution, Monster generally ceased to have any liability to the Company's current and former employees and their beneficiaries including liability under any of Monster's benefit plans or programs. Employees of the Company who held vested Monster options at the Distribution Date retained those options for Monster common stock, with no further vesting, until the options are exercised or expire, or until they choose to leave or are terminated by the Company.

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

     Under the transition services agreement, the Company and Monster provide or arrange to provide services to each other in exchange for fees, which the Company believes are similar in material respects to what a third-party provider would charge. Fees for transition services are based on two billing methods, "agreed billing" and "pass-through billing." Under the agreed billing method, Monster provides or arranges to provide the Company or the Company provides or arranges to provide Monster, with services at the specified cost of providing the services, plus, in the cases of some services, 5% of these costs, in any case subject to increase by the party providing the relevant service, in the exercise of its reasonable judgment, after the distribution. Under the pass-through billing method, the Company and Monster reimburse each other for all third party expenses, out-of-pocket costs and other expenses incurred in providing or arranging to provide the relevant service.

     The Company and Monster generally invoice each other monthly for the cost of services provided under the transition services agreement. If either party fails to pay an invoice by its due date, it is obligated to pay interest to the invoicing party at the prime rate as reported in The Wall Street Journal.

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

Loan Agreement and Security Agreement

     On the Distribution Date, Monster extended a secured revolving credit facility of up to $15,000 to the Company (the "Monster Credit Facility"). The Company closed on a credit facility with a third party on March 31, 2003 and activated the borrowing capacity under that credit facility in June 2003, as described in Note 13. Accordingly, the Monster Credit Facility lapsed on the date that the borrowing capacity under the new credit facility was available to the Company.

Monster Funding of HH Group Obligations

     Monster has agreed to reimburse the Company for $13,530 of cash payments related to the Company's accrued integration, restructuring and business reorganization obligations and other expenses during the first year following the spin-off. The Company received payment of $2,109 during the second quarter of 2003 and will receive payments of $2,500 from Monster in the first month subsequent to the end of each quarter, beginning with the second quarter of 2003. Legal obligation for settlement of such liabilities will remain with the Company.

Other Commercial Arrangements

     The Company and Monster have entered into a three-year commercial contract involving the utilization of Monster.com services for targeting, sourcing, screening and tracking prospective job candidates around the world. The Company and Monster may from time to time also negotiate and purchase further services from the other, pursuant to customary terms and conditions. There is no contractual commitment that requires the Company to use Monster services in preference to other service providers.

Non-Cash Transfers

     Monster transferred to the Company non-cash assets and liabilities in the first quarter of 2003 as a result of the Distribution. The approximate transfers by account were: due from Monster Worldwide, Inc. $13,530, property and equipment $7,600, intangibles $1,500, accrued expenses and other current liabilities $2,900, and other liabilities $600.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

     The Company has a history of operating losses and has only operated as an independent company since the Distribution Date. Prior to the Distribution Date, the Company's operations were historically financed by Monster as separate segments of Monster's broader corporate organization rather than as a separate stand-alone company. Monster assisted the Company by providing financing, particularly for acquisitions, as well as providing corporate functions such as identifying and negotiating acquisitions, legal and tax functions. Following the Distribution, Monster has no obligation to provide assistance to the Company other than the interim and transitional services, that will be provided by Monster pursuant to the transition services agreement described in Note 10. Because the Company's businesses have operated as an independent company only since the Distribution Date, the Company cannot provide assurance that it will be able to successfully implement the changes necessary to operate as a profitable stand-alone business, or to secure additional debt or equity financing on terms that are acceptable to the Company.


NOTE 13 - CREDIT FACILITY

     On March 31, 2003, the Company closed a senior secured credit facility for $50,000 with Wells Fargo Foothill, Inc. (the "Foothill Credit Facility"). The Foothill Credit Facility has a term of three years. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company's option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company activated the ability to obtain credit under the Foothill Credit Facility in June 2003 and expects to use such credit, when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes. As of June 30, 2003 the Company has not borrowed any amounts under this credit facility.

NOTE 14 - SEGMENT AND GEOGRAPHIC DATA

     The Company operates in two business segments: Hudson and Highland. The Company conducts operations in the following geographic regions: North America, the Asia/Pacific Region (primarily Australia), the United Kingdom and Continental Europe.

     Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach that requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with generally accepted accounting principles. Assets are not allocated to segments for internal reporting purposes.


Information by business segment
-------------------------------                    Quarter Ended June 30,         Six Months Ended June 30,
                                                   ----------------------         -------------------------
                                                     2003          2002              2003           2002
                                                     ----          ----              ----           ----
Revenue
  Hudson                                         $252,610      $259,409          $496,575       $505,731
  Highland                                         16,673        18,378            31,897         36,136
                                                 --------      --------          --------       --------
                                                 $269,283      $277,787          $528,472       $541,867
                                                 ========      ========          ========       ========
Operating loss
  Hudson                                         $ (3,824)     $(32,379)         $(26,823)      $(38,894)
  Highland                                         (3,693)      (11,347)          (11,256)       (12,805)
                                                 --------      --------          --------       --------
                                                   (7,517)      (43,726)          (38,079)       (51,699)
Corporate expenses                                 (9,188)      (11,412)          (14,448)       (18,743)
Interest and other income (expense), net            1,604             5              (436)          (409)
                                                 --------      --------          --------       --------
Loss before provision for (benefit of)
income taxes and accounting change               $(15,101)     $(55,133)         $(52,963)      $(70,851)
                                                 ========      ========          ========       ========


                                               United                  United    Continental
Information by geographic region               States     Australia    Kingdom      Europe     Other (a)      Total
--------------------------------               ------     ---------    -------      ------     ---------      -----
For the Quarter Ended June 30, 2003
Revenue                                      $ 80,768      $ 73,287   $ 69,098     $25,378       $20,752   $269,283
                                             ========      ========   ========     =======       =======   ========
Long-lived assets                            $ 74,945      $ 16,893   $ 67,295     $73,358       $13,644   $246,135
                                             ========      ========   ========     =======       =======   ========
For the Quarter Ended June 30, 2002
Revenue                                      $ 90,183      $ 71,845   $ 66,561     $25,413       $23,785   $277,787
                                             ========      ========   ========     =======       =======   ========
Long-lived assets                            $ 81,374      $ 10,685   $ 58,232     $60,262       $18,023   $228,576
                                             ========      ========   ========     =======       =======   ========
For the six months ended June 30, 2003
Revenue                                      $166,983      $140,620   $133,992     $49,415       $37,462   $528,472
                                             ========      ========   ========     =======       =======   ========
For the six months ended June 30, 2002
Revenue                                      $181,716      $137,074   $133,080     $49,010       $40,987   $541,867
                                             ========      ========   ========     =======       =======   ========

(a) Includes the Americas other than the United States and Asia Pacific other than Australia.

NOTE 15 - STOCK COMPENSATION PLANS

     In April 2003, the Company adopted the Hudson Highland Group, Inc. Long Term Incentive Plan ("the LTIP") pursuant to which it granted 716,606 stock options to purchase shares of the Company's common stock to certain key employees in the second quarter of 2003. These options have an average weighted exercise price of $13.78 and have vesting periods over the next four years. Options canceled as of June 30, 2003 totaled 1,500. Options exercisable within one year from June 30, 2003 totaled 296,803. No options related to the common stock of Monster were converted at the Distribution into options to purchase the Company's stock.

     The Company also granted 100,000 options to purchase shares of the Company's common stock under the LTIP to four non-employee members of the Board of Directors in the second quarter of 2003. These options had an immediate vesting of 40% of the options granted with the remaining options vesting over the next three years. All options granted were outstanding as of June 30, 2003. Options exercisable within one year from June 30, 2003 totaled 60,000.

     The Company also granted 65,375 shares of restricted stock under the LTIP to certain key employees during the second quarter of 2003. Restricted stock vests over a three-year period from the date of grant. Restricted stock of 21,792 shares will vest within one year. Amortization expense for restricted stock for the three and six-month periods ended June 30, 2003 was $130.

     In April 2003, the Company adopted the Hudson Highland Group, Inc. Employee Stock Purchase Plan (the "ESPP"), pursuant to which employees who are scheduled to work 20 hours per week and have been employed for at least 90 days are eligible to participate in the ESPP. The ESPP allows eligible employees to purchase shares of the Company's common stock at the lesser of 85% of the fair market value at the commencement of each plan period or 85% of the fair market value as of the purchase date. Plan periods for 2003 in the United States are April 1 to August 31 and September 1 to December 31. This is a non-compensatory plan and no expenses were recorded for the ESPP.

     In the second quarter of 2003, the Company adopted the Hudson Highland Group, Inc. 401(k) Savings Plan (the "401(k)"). All regular full-time and part-time employees are eligible to participate in the plan the first of the month following three months of service. The 401(k) plan allows employees to contribute up to 15% of their earnings to the 401(k) plan. The Company matches contributions up to 2% through a contribution of the Company's common stock. Vesting in the Company's contribution is over a five-year period. Expense for the three and six month period ended June 30, 2003 for the 401(k) plan was $1,509.

               Report of Independent Certified Public Accountants


Board of Directors
Hudson Highland Group, Inc.
New York, New York

     We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. and subsidiaries as of June 30, 2003, the related consolidated condensed statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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


                                       /s/ BDO Seidman, LLP
                                       ----------------------------
                                       BDO Seidman, LLP

New York, New York
July 29, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share data)

     The following discussion should be read in conjunction with the consolidated condensed financial statements and the notes thereto, included in
Item 1 of this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see "Special Note Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements

     As one of the world's largest professional staffing and executive search agencies, Hudson Highland Group, Inc. ("the Company" or "HH Group") helps its clients (employers and professional recruiters) find the right employee, from mid-level candidates to senior executives. HH Group was formed from the distribution of the Hudson Global Resources ("Hudson") and Highland Partners ("Highland") divisions of Monster Worldwide, Inc., formerly known as TMP Worldwide Inc. ("Monster"), and currently operates in 25 countries and employs approximately 4,000 people globally. For the year ended December 31, 2002, 67% of the Company's revenues were earned outside of the United States. The Company's two principal business segments are as follows:

     Hudson Global Resources. Hudson primarily focuses on providing professional temporary and contract personnel and business solutions to its clients and mid-level executive recruitment or placement services. Mid-level executives and professionals are those who typically earn between $50,000 and $150,000 annually, and possess the set of executive or professional skills and/or profile required by its clients. In the case of the temporary and contracting business, Hudson primarily focuses on the placement of professionals or executives in temporary assignments that can range from one day to more than 12 months. Hudson's sales strategy focuses on clients operating in particular sectors, such as health care, financial services, and technology and communications. Hudson supplies candidates in a variety of specialist fields such as law, accounting, banking and finance, health care, engineering, technology and science. Hudson uses both traditional and interactive methods to find and recruit potential candidates for its clients, employing a suite of products, which assess talent and help predict whether a candidate will be successful in a given role.

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

     For the periods presented in this Form 10-Q through March 31, 2003 (the "Distribution Date"), HH Group operated as part of Monster. Prior to the Distribution Date, the businesses described in this Form 10-Q were conducted by Monster through various divisions and subsidiaries. Immediately prior to the Distribution (as defined below), Monster transferred the assets and liabilities of its Hudson and Highland business segments to HH Group at Monster's historical cost. On the Distribution Date, Monster distributed to all of its stockholders of record one share of HH Group Common Stock for each thirteen and one-third shares of Monster Common Stock so held (the "Distribution"). Following the Distribution, HH Group became an independent public company and Monster has no continuing stock ownership interest in HH Group. Prior to the Distribution, HH Group entered into several agreements with Monster in connection with, among other things, employee matters, income taxes, leased real property and transitional services. See Note 11 of the Notes to Consolidated Condensed Financial Statements for a description of the agreements.

     The Company's consolidated condensed financial statements prior to the Distribution reflect the historical financial position, results of operations and cash flows of the businesses transferred to HH Group from Monster as part of the Distribution. Additionally, net intercompany balances due to Monster have been contributed to HH Group and are reflected as divisional equity in the accompanying consolidated condensed financial statements. The financial information included herein, however, may not necessarily reflect HH Group's financial position, results of operations and cash flows in the future or what its financial position, results of operations and cash flows would have been had HH Group been a stand-alone company during the periods presented prior to the Distribution.

     The Company's costs and expenses prior to March 31, 2003 in the accompanying consolidated condensed financial statements include allocations from Monster for executive, legal, accounting, treasury, real estate, information technology, merger and integration costs and other Monster corporate services and infrastructure costs because specific identification of the expenses is not practicable. The total corporate services allocation to the Company from Monster was $5,260 and $14,405 for the six months ended June 30, 2003 and 2002, respectively, including $0 and $7,074 for the quarter ended June 30, 2003 and 2002, respectively. The expense allocations were determined on the basis that Monster and HH Group considered to be reasonable reflections of the utilization of services provided or the benefit received by HH Group using ratios that are primarily based on its revenue, net of costs of temporary contractors compared to Monster as a whole. Interest charges from Monster were allocated to HH Group only for that portion of third-party debt attributed to HH Group.

     The Company recorded merger, integration and reorganization and restructuring expense of $8,439 and $59,684 for the six months ended June 30, 2003 and 2002, respectively. The merger and integration charges were recorded in connection with its pooling of interest transactions and consist of costs to integrate and/or exit certain aspects of the operations of its pooled entities, particularly in areas where duplicate functions and facilities existed. During the first six months of 2003, the Company recorded $978 related to changes in estimates to plans in merger and integration expense. The expense related to the reorganization of operations announced in the second quarter of 2002 and the Distribution was $7,461 in the first six months of 2003.

     Prior to the Distribution, HH Group was not a separate taxable entity for federal, state or local income tax purposes and its operating results are included in Monster 's tax return. Income taxes were calculated as if HH Group filed separate tax returns. However, Monster was managing its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that HH Group would have followed or will follow as a stand-alone company.

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

     Hudson. The Company recognizes revenue for services at the time services are provided and revenue is recorded on a time and materials basis. Revenues generated when the Company permanently places an individual with a client are recorded at the time of placement, net of an allowance for estimated fee reversals.

     Highland. Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment, consulting and related services performed on a retained basis. Fee revenue is generally one-third of the estimated first year compensation and reimbursed expenses, plus a percentage of the fee to cover indirect expenses. Fee revenue is recognized as earned. The Company generally bills clients in three monthly installments. Fees earned in excess of the initial contract amount are billed at completion of the engagement.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include the salaries, commissions, payroll taxes and employee benefits related to recruitment professionals, executive level employees, administrative staff and other employees of HH Group who are not temporary contractors, and the expenses for marketing and promotion, occupancy, equipment leasing and maintenance, utilities, travel expenses, professional fees and depreciation and amortization.

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

Intangibles

     Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of client lists, non-compete agreements, trademarks and goodwill. The Company amortizes these intangibles, other than goodwill, over periods ranging from two to thirty years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company no longer amortizes goodwill but instead will evaluate its goodwill annually for impairment, or earlier if indicators of potential impairment exist. Changes in the Company's strategy and market conditions could significantly impact these evaluations and require adjustments to recorded amounts of goodwill and other intangible assets. As a result of the adoption of SFAS 142 on January 1, 2002, the Company recorded a non-cash impairment charge of $293,000 to reduce the carrying value of goodwill.

Results of Operations

     The following table sets forth the Company's revenue, operating loss, net loss, temporary contracting revenue, direct costs of temporary contractors and temporary contractor gross margin for the quarters and six month periods ended June 30.


                                                     Quarter ended June 30,       Six Months Ended June 30,
                                                     ----------------------       -------------------------
                                                         2003          2002               2003         2002
                                                         ----          ----               ----         ----
Revenue                                              $269,283      $277,787           $528,472     $541,867
                                                     ========      ========           ========     ========
Operating loss                                       $(16,705)     $(55,138)          $(52,527)    $(70,442)
                                                     ========      ========           ========     ========
Net loss                                             $(15,090)     $(53,953)          $(59,101)   $(361,958)
                                                     ========      ========           ========     ========

TEMPORARY CONTRACTING DATA (1):
Temporary contracting revenue                        $188,467      $200,173           $374,709     $389,970
Direct costs of temporary contracting                 155,678       161,096            309,322      312,488
                                                     --------      --------           --------     --------
Temporary contracting gross margin                   $ 32,789      $ 39,077           $ 65,387     $ 77,482
                                                     ========      ========           ========     ========
Gross margin as a percent of revenue                     17.4%         19.5%              17.5%        19.9%

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

Constant Currencies

     The Company defines the term "constant currencies" to mean that financial data for a period are translated into U.S. Dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in revenues, direct costs, gross margin and selling, general and administrative expenses include the effect of changes in foreign currency exchange rates. Variance analysis usually describes period-to-period variances that are calculated using constant currency as a percentage. The Company's management reviews and analyzes business results in constant currencies and believes these results better represent the Company's underlying business trends.

     The Company believes that these calculations are a useful measure, indicating the actual change in operations. Earnings from subsidiaries are rarely repatriated to the United States, and there are not significant gains or losses on foreign currency transactions between subsidiaries therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company's economic condition.


                                                               Quarter ended
                                     -------------------------------------------------------------------
                                                     June 30, 2003                         June 30, 2002
                                     -----------------------------------------------    ----------------
                                                        Currency            Constant
                                       As reported     translation          currency         As reported
Hudson revenue                            $252,610        $(23,698)         $228,912            $259,409
Highland revenue                            16,673            (740)           15,933              18,378
                                          --------        --------          --------            --------
   Total revenue                           269,283         (24,438)          244,845             277,787
                                          --------        --------          --------            --------

Direct costs                               165,565         (13,836)          151,729             163,838
                                          --------        --------          --------            --------

Gross margin                              $103,718        $(10,602)         $ 93,116            $113,949
                                          ========        ========          ========            ========
Selling, general and
   administrative expenses                $120,920        $(12,526)         $108,394            $115,143
                                          ========        ========          ========            ========



                                                              Six months ended
                                     -------------------------------------------------------------------
                                                     June 30, 2003                         June 30, 2002
                                     -----------------------------------------------    ----------------
                                                        Currency            Constant
                                       As reported     translation          currency         As reported
Hudson revenue                            $496,575        $(45,138)         $451,437            $505,731
Highland revenue                            31,897          (1,649)           30,248              36,136
                                          --------        --------          --------            --------
   Total revenue                           528,472         (46,787)          481,685             541,867
                                          --------        --------          --------            --------

Direct costs                               327,222         (27,237)          299,985             318,594
                                          --------        --------          --------            --------

Gross margin                              $201,250        $(19,550)         $181,700            $223,273
                                          ========        ========          ========            ========
Selling, general and
   administrative expenses                $245,338        $(22,269)         $223,069            $234,031
                                          ========        ========          ========            ========

Quarter Ended June 30, 2003 Compared to the Quarter Ended June 30, 2002

     Total revenues for the three months ended June 30, 2003 were $269,283, a decrease of $8,504 or 3.1%, as compared to total revenues of $277,787 in the second quarter of 2002. This decrease was primarily due to the effects of weak global economic and labor environments, which reduced demand for the Company's services. On a constant currencies basis total revenues would have decreased approximately 12% comparing the second quarter 2003 with the second quarter 2002.

     Hudson revenues were $252,610 for the three months ended June 30, 2003, down 2.6% from $259,409 for the same period of 2002, reflecting lower demand for temporary staffing, particularly in the U.S. information technologies ("IT") market and lower temporary staffing revenues in Australia, partially offset by higher revenues in continental Europe. On a constant currencies basis Hudson revenues would have decreased approximately 12% comparing the second quarter 2003 with the second quarter 2002.

     Highland revenues of $16,673 for the three months ended June 30, 2003 were down 9.3% from $18,378 in the same period of 2002, reflecting the continued adverse impact that the challenging global economy is having on executive level search placements. On a constant currencies basis, Highland revenues would have decreased approximately 13% comparing the second quarter 2003 with the second quarter 2002.

     Direct costs for the three months ended June 30, 2003 were $165,565, compared to $163,838 for the same period of 2002. On a constant currencies basis, direct costs would have decreased in the second quarter of 2003 period in comparison to the prior year by approximately 7%. A portion of the increase in direct costs was due to the classification of permanent staffing out-of-pocket expenses in direct costs in 2003.

     Gross margin, defined as revenue less direct costs, for the three months ended June 30, 2003 was $103,718, lower by $10,231 or 9.0% from $113,949 reported in the three months ended June 30, 2002. Gross margin as a percentage of revenue declined to 38.5% for the second quarter of 2003, from 41.0% in the second quarter of 2002. The decrease was primarily due to a decline in permanent staffing revenue, particularly in the U.K. and various countries in continental Europe; lower revenue in temporary staffing, largely due to lower demand in the domestic IT staffing market; and an increase in direct costs associated with the permanent staffing out-of-pocket expenses. On a constant currencies basis the second quarter 2003 gross margin would have decreased by approximately 18% compared to the second quarter 2002.

     Selling, general and administrative expenses for the three months ended June 30, 2003 were $120,920 compared with $115,143 for the same period of 2002. Selling general and administrative expenses were 44.9% and 41.5%, as a percentage of revenue for the second quarter of 2003 and 2002, respectively. A higher provision for doubtful accounts by $3,531 and the reclassification of certain transactions with Monster to selling expenses also negatively impacted second quarter 2003 results when compared to the same period in 2002. This was partially offset by continued cost cutting in reaction to the current economic and labor environment. On a constant currencies basis, the second quarter 2003 selling, general and administrative expenses would have decreased by approximately 6% compared to the second quarter of 2002.

     Business reorganization and special charges (reversals) for the three months ended June 30, 2003 totaled $(500) compared to $52,726 in the same period of 2002. The 2002 expenses related to the cost for streamlining of operations as announced in the second quarter of 2002. The reversals for the second quarter of 2003 were primarily related to the finalization at a lower than expected cost of the consolidation of certain facilities and leases.

     Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the three months ended June 30, 2003, merger and integration costs were $3, a reduction of $1,215 from the same period in the prior year. These expenses included lease obligations, office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees and employee stay bonuses to certain key personnel of the merged companies.

     Operating loss for the three months ended June 30, 2003 was $16,705, compared to an operating loss of $55,138 for the comparable period in 2002. The decrease in the loss was primarily the result of the absence in 2003 of $52,726 of business reorganization costs accrued in 2002, partially offset by lower gross margins and higher selling, general and administrative expenses.

     Other non-operating income (expense), including net interest expense, were $1,604 in the second quarter of 2003 and $5 for the same period of 2002. Other income in 2003 included a $1,200 gain related to the receipt of payment from the settlement of a claim.

     The benefit for income taxes for the three months ended June 30, 2003 was $11 on a pretax loss of $15,101 compared with a benefit of $1,180 on a pretax loss of $55,133 for the same period of 2002. The reduction in the Company's tax benefit for the quarter ended June 30 from prior year was primarily due to the inability of the Company to realize benefits from its current losses, in businesses where the future earnings ability to utilize those losses is not certain. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to valuation allowances on deferred tax assets, utilization of net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions.

     Net loss was $15,090 for the three months ended June 30, 2003, compared with a loss of $53,953 for the same period in 2002.

     Basic and diluted loss per share for the second quarter of 2003 was a loss of $1.79 per share, compared to a loss of $6.46 per share in the second quarter of 2002. For the 2003 and 2002 periods, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.


Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

     Total revenues for the six months ended June 30, 2003 were $528,472, a decrease of $13,395 or 2.5%, as compared to total revenues of $541,867 in the first six months of 2002. This decrease was primarily due to the effects of weak global economic and labor environments, which reduced demand for the Company's services. On a constant currencies basis total revenues would have decreased approximately 11% comparing the first six months of 2003 when compared with the same period in 2002.

     Hudson revenues were $496,575 for the six months ended June 30, 2003, down 1.8% from $505,731 for the same period of 2002, reflecting lower demand for permanent staffing revenue, particularly in the U.K. and various countries in continental Europe and lower revenue from temporary staffing, largely due to lower demand in the domestic IT staffing market. On a constant currencies basis Hudson revenues would have decreased approximately 11% comparing the first six months of 2003 when compared with the same period in 2002.

     Highland revenues of $31,897 for the six months ended June 30, 2003 were down 11.7% from $36,136 in same period of 2002, reflecting the continued adverse impact that the challenging global economy is having on executive level search placements.

     Direct costs for the six months ended June 30, 2003 were $327,222, compared to $318,594 for the same period of 2002. On a constant currencies basis, direct costs would have decreased in the first six months of 2003 period in comparison to the prior year by approximately 6%. A portion of the increase in direct costs is due to the classification of permanent staffing out-of-pocket expenses in direct costs in 2003.

     Gross margin, defined as revenue less direct costs, for the six months ended June 30, 2003 was $201,250, lower by $22,023 or 9.9% from $223,273 reported in the six months ended June 30, 2002. Gross margin as a percentage of revenue declined to 38.1% for the first half of 2003, from 41.2% in the first half of 2002. The decrease was primarily due to lower revenue in temporary staffing, largely due to lower demand in the domestic IT and engineering staffing market; a decline in permanent staffing revenue, particularly in the U.K. and various countries in continental Europe; and an increase in direct costs associated with the permanent staffing out-of-pocket expenses. .

     Selling, general and administrative expenses for the six months ended June 30, 2003 were $245,338 compared with $234,031 for the same period of 2002. Selling general and administrative expenses were 46.4% and 43.2%, as a percentage of revenue for the first half of 2003 and 2002, respectively. On a constant currencies basis, the first six months of 2003 gross margin would have decreased by approximately 19% compared to the same period of 2002. A higher provision for doubtful accounts of $7,930 and the reclassification of certain transactions with Monster to selling expenses negatively impacted those expenses for the 2003 six month period compared to the same period of 2002. This was partially offset by continued cost cutting in reaction to the current economic and labor environment. On a constant currencies basis the first six months of 2003 selling, general and adminitrative expenses would have decreased by approximately 5% compared to the same period of 2002. During 2002, the Company terminated approximately 1,000 employees in connection with its business reorganization and other special charges.

     Business reorganization and special charges for the six months ended June 30, 2003 totaled $7,461, as compared to $52,726 in the same period of 2002. The 2002 expenses related to the cost of streamlining operations as announced in the second quarter of 2002. The expenses for the first six months of 2003 were primarily related to consolidation of facilities, workforce reductions and professional fees related to the Distribution and streamlining of operations.

     Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the six months ended June 30, 2003, merger and integration costs were $978, a reduction of $5,980 from the same period in the prior year. Merger and integration expenses included lease obligations, office integration costs, the write-off of fixed assets that will not be used in the future, severance, professional fees and employee stay bonuses to certain key personnel of the merged companies. The decrease in expense for the first six months of 2003 for the same period in 2002 was a result of the finalization of the exit strategies related to the pooled businesses.

     Operating loss for the six months ended June 30, 2003 was $52,527, compared to an operating loss of $70,442 for the comparable period in 2002. The decrease in the loss was primarily the result of the reduction in 2003 by $45,265 for business reorganization expense from the same period in 2002, offset by higher selling, general and administrative expenses and lower gross margin.

     Other non-operating expense, including net interest expense, was $436 in the first six months of 2003 and $409 for the same period of 2002.

     The provision for income taxes for the six months ended June 30, 2003 was $6,138 on a pretax loss of $52,963 compared with a benefit of $(1,893) on a pretax loss of $70,851 for the same period of 2002. The change in the Company's tax provision (benefit) for the six months ended June 30 was primarily due to establishment of a valuation allowance on certain foreign tax losses, which may not be realizable and the inability of the Company to realize benefits from its current losses in businesses where the future earnings ability to utilize those losses is not certain. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to a valuation allowance on deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions.

     Net loss before cumulative accounting change was $59,101 for the six months ended June 30, 2003, compared with a loss of $68,958 for the same period in 2002.

     In conjunction with the adoption of SFAS 142 as of the beginning of fiscal year 2002, the Company completed a goodwill impairment review for its operating segments. The results of the impairment review indicated that the carrying value of goodwill may not be recoverable. Accordingly, the Company recorded as a cumulative effect of an accounting change a one-time goodwill impairment charge of $293,000 at January 1, 2002 to reduce the carrying value of goodwill to its estimated fair value. No charges were taken in 2003.

     Net loss was $59,101 for the six months ended June 30, 2003 compared with a net loss of $361,958 for the same period in 2002.

     Basic and diluted loss per share on loss before accounting change for the first six months was a loss of $7.03 per share, compared to a loss of $8.26 per share in the first six months of 2002. Basic and diluted loss per share for the first six months of 2003 was a loss of $7.03 per share, compared to a loss of $43.36 per share in the first six months of 2002. Basic average shares outstanding were essentially unchanged between the two periods. For the 2003 and 2002 periods, dilutive earnings per share calculations do not differ from basic earnings per share because the effect of potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Liquidity and Capital Resources

     Prior to the Distribution, cash receipts associated with the HH Group business were largely retained by Monster and Monster provided funds to cover HH Group's disbursements for operating activities, capital expenditures and acquisitions. The cash balances at December 31, 2002 were based on the results of the Company's operations and the net cash resulting from inter-company transfers between HH Group and Monster. The investing and financing activities discussed below during 2002 and the first quarter of 2003 were funded as a result of activities entered into by Monster and relating to HH Group operations. The long-term debt amounts reported by the Company primarily relate to capital lease obligations and long-term debt that Monster incurred to acquire businesses and other assets that were transferred to the Company immediately prior to the Distribution.

     The Company's liquidity needs arise primarily from funding working capital requirements, as well as capital investment in information technology. Prior to the Distribution HH Group historically relied upon Monster's centralized cash management function and Monster's line of credit facility. In connection with the Distribution, Monster provided HH Group cash in the aggregate amount of $40,000 upon completion of the Distribution, agreed to reimburse the Company $13,530 of cash payments ($2,109 was received in the second quarter of 2003 and the Company will receive $2,500 per quarter, to be received in the first month subsequent to the end of each quarter, beginning with the second quarter of
2003) due under its accrued integration restructuring and business reorganization plans.

     On March 31, 2003, the Company closed a senior secured credit facility for $50,000 with Wells Fargo Foothill, Inc. (the "Foothill Credit Facility"). The Foothill Credit Facility has a term of three years. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company's option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company activated the Foothill Credit Facility in June 2003 and expects to use such credit when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes. As of June 30, 2003, the Company has not borrowed under this facility.

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

     During the six months ended June 30, 2003 and 2002, the Company used cash in operating activities of $23,555 and $73,222, respectively. Cash usage decreased in 2003 from 2002 as a result of improved working capital accounts, primarily accounts receivable and current liabilities. These improvements in cash flow were partially offset by higher spending related to the business reorganization plans in 2003.

     During the six months ended June 30, 2003 and 2002, the Company used cash in investing activities of $5,692 and $17,161, respectively. This use of cash was primarily related to capital expenditures in the normal course of operations and payments related to businesses purchased in prior years. The decreased use of cash in the first six months of 2003 compared to 2002 was the result of lower payments related to prior period purchases of businesses, as these projects were essentially completed in 2002 and lower capital expenditures.

     During the six months ended June 30, 2003 and 2002, the Company generated cash from financing activities of $40,019 and $90,654, respectively. The cash funding from Monster and debt payments to third parties were both lower in 2003, compared to 2002. The Company's debt relates to third-party debt and capital leases incurred to acquire businesses during 2001. Total third-party debt and capital leases as of June 30, 2003 were $1,488.

     The Company believes that the cash and cash equivalents on hand at June 30, 2003, supplemented by the Foothill Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to fluctuations in the global economy and unemployment rates.

Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit (including restructuring) or disposal activity. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company records a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 requires a company to disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Under SFAS 146, a company may not restate its previously issued financial statements. Liabilities recognized as a result of disposal activities prior to the adoption of SFAS 146 continue to be accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). The Company's adoption of SFAS 146 on January 1, 2003, did not have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, ("SFAS 148") an amendment of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. The Company intends to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25.

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

     On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments; mandatorily redeemable instruments, financial instruments to repurchase an entity's own equity instruments and financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. SFAS 150 is effective for periods beginning after June 15, 2003. The Company's adoption of this interpretation is not expected to have an effect on its consolidated financial statements.

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

     All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. The Company uses such forward-looking statements regarding its future financial condition and results of operations and its business operations and future business prospects in this Form 10-Q. All forward-looking statements reflect the Company's present expectation of future events and are subject to a number of important factors, risks, uncertainties and assumptions, including industry and economic conditions, that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the impact of global economic fluctuations on the Company's temporary contracting operations, (2) the cyclical nature of the Company's executive search and mid-market professional staffing businesses, (3) the Company's ability to manage its growth, (4) risks associated with expansion, (5) the Company's heavy reliance on information systems and the impact of potentially losing that technology or failing to further develop technology, (6) the Company's markets are highly competitive,
(7) the Company's operating results fluctuate from quarter to quarter, (8) risks relating to the Company's foreign operations, including foreign currency fluctuations, (9) the Company's dependence on its highly skilled professionals,
(10) the impact of employees departing with existing executive search clients,
(11) risks maintaining the Company's professional reputation and brand name,
(12) restrictions imposed by blocking arrangements, (13) the Company's exposure to employment-related claims, legal liability and costs from both clients and employers and limitations on insurance coverage related thereto, (14) the Company's dependence on key management personnel, (15) the impact of government regulations, (16) the Company's ability to successfully operate as an independent company and the level of costs associated therewith and (17) restrictions on the Company's operating flexibility due to the terms of its credit facility. Please see "Risk Factors" in the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 14, 2003 for more information.

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

     The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Italy, the Netherlands, New Zealand and the United Kingdom. For the six months ended June 30, 2003, approximately 68% of the Company's revenues were earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

     The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the six-month period ended June 30, 2003, the Company had a translation gain of approximately $8,605, primarily attributable to the weakening of the U.S. dollar against the Australian dollar and the Euro.


ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2003. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2003 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

     Changes in internal controls over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits: The following Exhibits are filed herewith.

    4.1 Amended Restated Loan and Security Agreement, dated as of June 25, 2003, by and among Hudson Highland Group, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as the Lenders, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent.

     15 Letter regarding unaudited interim financial information from BDO Seidman, LLP, independent certified public accountants. (With respect to the unaudited interim financial statements of Hudson Highland Group, Inc. for the periods ended June 30, 2003 and 2002 included in this Quarterly Report on Form 10-Q, BDO Seidman, LLP have applied limited procedures in accordance with professional standards for a review of such information. However, as stated in their report included in this Quarterly Report on Form 10-Q, they did not audit and they do not express an opinion on those unaudited interim financial statements. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. To the extent that this Quarterly Report on Form 10-Q is incorporated by reference in any registration statements that Hudson Highland Group, Inc. has filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, BDO Seidman, LLP are not subject to the liability provisions of Section 11 of that Act for their reports on the unaudited interim financial statements because those reports are not "reports" or a "part" of the registration statement prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.)

   31.1 Certification by the Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act for Hudson Highland Group, Inc.

   31.2 Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act for Hudson Highland Group, Inc.

   32.1 Written Statement of the Chairman, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 for Hudson Highland Group, Inc.

   32.2 Written Statement of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Hudson Highland Group, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HUDSON HIGHLAND GROUP, INC.
                           (Registrant)
                           By: /s/ JON F. CHAIT

                               Jon F. Chait
                               Chairman, President and
                               Chief Executive Officer
                               (Principal Executive Officer)
Dated: August 13, 2003
                           By: /s/ RICHARD W. PEHLKE

                               Richard W. Pehlke
                               Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)
Dated: August 13, 2003

                           HUDSON HIGHLAND GROUP, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX

Exhibit No.              Description
-----------              -----------

     (a)  Exhibits: The following Exhibits are filed herewith.

    4.1 Amended Restated Loan and Security Agreement, dated as of June 25, 2003, by and among Hudson Highland Group, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as the Lenders, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent.

     15 Letter regarding unaudited interim financial information from BDO Seidman, LLP, independent certified public accountants. (With respect to the unaudited interim financial statements of Hudson Highland Group, Inc. for the periods ended June 30, 2003 and 2002 included in this Quarterly Report on Form 10-Q, BDO Seidman, LLP have applied limited procedures in accordance with professional standards for a review of such information. However, as stated in their report included in this Quarterly Report on Form 10-Q, they did not audit and they do not express an opinion on those unaudited interim financial statements. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. To the extent that this Quarterly Report on Form 10-Q is incorporated by reference in any registration statements that Hudson Highland Group, Inc. has filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, BDO Seidman, LLP are not subject to the liability provisions of Section 11 of that Act for their reports on the unaudited interim financial statements because those reports are not "reports" or a "part" of the registration statement prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.)

   31.1 Certification by the Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act for Hudson Highland Group, Inc.

   31.2 Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act for Hudson Highland Group, Inc.

   32.1 Written Statement of the Chairman, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 for Hudson Highland Group, Inc.

   32.2 Written Statement of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Hudson Highland Group, Inc.