Form 10-Q
period 2003-09-30
HUDSON HIGHLAND GROUP INC
filed 2003-11-10
CIK 1210708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   ___________

                                    FORM 10-Q
                                   ___________

|x| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM to


                        COMMISSION FILE NUMBER: 000-50129
                                     ______

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

                                     ______


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes _ No. X

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                                                  Outstanding on
Class                                             October 31, 2003
-----                                             ----------------
Common Stock                                         8,507,430

                           HUDSON HIGHLAND GROUP, INC.
                                      INDEX



                                                                                                   Page No.
                                                                                                   -------
                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Condensed Statements of Operations - Three Months and Nine Months
         Ended September 30,                                                                          3
         Consolidated Condensed Balance Sheets - September 30, 2003 and December 31, 2002             4
         Consolidated Condensed Statements of Cash Flows - Nine Months Ended September 30,
         2003 and 2002                                                                                5
         Notes to Consolidated Condensed Financial Statements                                         6
         Report of Independent Certified Public Accountants                                          17
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                               18
Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  29
Item 4.  Controls and Procedures                                                                     29

                            PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                            30
         Signatures                                                                                  31
         Exhibit Index                                                                               32

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           HUDSON HIGHLAND GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                 Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                                   ------------                      ------------
                                                               2003              2002              2003          2002
                                                               ----              ----              ----          ----

Revenue                                                      $ 272,181          $ 270,710         $ 800,653     $ 812,577

         Direct costs (Note 5)                                 173,959            166,158           501,181       484,752
                                                             ---------          ---------         ---------     ---------
                  Gross margin                                  98,222            104,552           299,472       327,825

         Selling, general and administrative expenses          122,070            110,581           367,408       344,612
Goodwill impairment charge                                     202,785                  -           202,785             -
Business reorganization expenses (recoveries)                     (906)               407             6,555        53,133
         Merger and integration expenses (recoveries)             (102)              (902)              876         6,056
                                                             ---------          ---------         ---------     ---------
                  Operating loss                              (225,625)            (5,534)         (278,152)      (75,976)

Other income (expense):
  Other, net                                                      (749)               415              (930)           (8)
  Interest income (expense), net                                  (121)              (287)             (376)         (273)
                                                             ---------          ---------         ---------     ---------
Loss before provision for (benefit of) income taxes and
accounting change                                             (226,495)            (5,406)         (279,458)      (76,257)
Provision for (benefit of) income taxes                           (221)                66             5,917        (1,827)
                                                             ---------          ---------         ---------     ---------

Loss before accounting change                                 (226,274)            (5,472)         (285,375)      (74,430)
Cumulative effect of accounting change                               -                  -                -       (293,000)
                                                             ---------          ---------         ---------     ---------

Net loss                                                     $(226,274)         $  (5,472)        $(285,375)    $(367,430)
                                                             =========          =========         =========     =========
Basic and diluted loss per share:

Loss before accounting change                                $  (26.73)         $  (0.65)         $  (33.78)    $   (8.91)
Net loss                                                     $  (26.73)         $  (0.65)         $  (33.78)    $  (43.99)

Weighted average shares outstanding                              8,466              8,364             8,448         8,353


     See accompanying notes to consolidated condensed financial statements.

                           HUDSON HIGHLAND GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                             September 30,        December 31,
                                                                                 2003                2002
                                                                                 ----                ----
                                                                             (unaudited)
                                        ASSETS
Current assets:
Cash and cash equivalents                                                         $ 39,312         $ 25,908
Accounts receivable, net                                                           140,976          161,831
Due from Monster Worldwide, Inc.                                                     7,513                -
Other current assets                                                                22,505           28,177
                                                                                  --------         --------
                  Total current assets                                             210,306          215,916

Property and equipment, net                                                         39,643           34,106
Intangibles, net                                                                     1,569          201,937
Other assets                                                                        17,197           15,145
                                                                                  --------         --------
                                                                                  $268,715         $467,104
                                                                                  ========         ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                  $ 34,831         $ 28,305
Accrued expenses and other current liabilities                                     105,123           84,669
Accrued merger and integration expenses                                              5,244            8,935
Accrued business reorganization expenses                                            12,752           25,845
                                                                                  --------         --------
                  Total current liabilities                                        157,950          147,754

Other liabilities                                                                    3,770            2,776
                                                                                  --------         --------
                  Total liabilities                                                161,720          150,530
                                                                                  --------         --------
Commitments and contingencies                                                            -                -

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none
   issued or outstanding                                                                 -                -
Common stock, $0.001 par value, 100,000 shares authorized; issued and
   outstanding: 8,507 and 0 shares, respectively                                         9                -
Additional paid-in capital                                                         314,389                -
Retained deficit                                                                  (241,364)               -
Accumulated other comprehensive income:
   Foreign currency translation adjustments                                         33,961           24,660
Total divisional equity                                                                  -          291,914
                                                                                  --------         --------
                                Total stockholders' equity                         106,995          316,574
                                                                                  --------         --------
                                                                                  $268,715         $467,104
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

                           HUDSON HIGHLAND GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                             ------------
                                                                                           2003           2002
                                                                                           ----           ----
Cash flows from operating activities:
   Net loss                                                                              $(285,375)     $(367,430)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                            15,556         14,738
   Provision for doubtful accounts                                                          14,923          1,259
   Net loss on disposal of assets                                                            2,063          5,957
   Deferred income taxes                                                                     5,603              -
   Goodwill impairment charge                                                              202,785              -
   Cumulative effect of accounting change                                                        -        293,000
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable                                             14,005        (26,082)
     Payments received from Monster Worldwide, Inc.                                          6,017              -
     Decrease in other assets                                                                2,694          7,034
     Increase (decrease) in accounts payable, accrued expenses and other liabilities        17,151        (31,706)
     Decrease in accrued merger and integration expenses                                    (3,530)       (14,815)
     (Decrease) increase in accrued business reorganization expenses                       (14,267)        21,117
                                                                                         ---------      ---------
                  Total adjustments                                                        263,000        270,502
                                                                                         ---------      ---------
Net cash used in operating activities                                                      (22,375)       (96,928)
                                                                                         ---------      ---------
Cash flows from investing activities:
   Capital expenditures                                                                     (7,824)        (6,626)
   Payments related to prior years' purchased businesses                                      (330)        (7,926)
                                                                                         ---------      ---------
Net cash used in investing activities                                                       (8,154)       (14,552)
                                                                                         ---------      ---------
Cash flows from financing activities:
   Net payments on short and long-term debt                                                 (1,373)       (47,540)
   Issuance of common stock - Employee Stock Purchase Plan                                     737              -
   Net cash transfers received from Monster Worldwide, Inc., prior to the Distribution      41,317        147,961
                                                                                         ---------      ---------
Net cash provided by financing activities                                                   40,681        100,421
                                                                                         ---------      ---------

Effect of exchange rate changes on cash and cash equivalents                                 3,252          2,315
                                                                                         ---------      ---------
Net increase in cash and cash equivalents                                                   13,404         (8,744)

Cash and cash equivalents, beginning of period                                              25,908         37,672
                                                                                         ---------      ---------
Cash and cash equivalents, end of period                                                 $  39,312      $  28,928
                                                                                         =========      =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
                  Interest                                                               $   2,268      $     910



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


NOTE 2 - REORGANIZATION, BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Reorganization

     The accompanying consolidated condensed financial statements include the operations, assets and liabilities of Hudson Global Resources ("Hudson") and Highland Partners ("Highland"), formerly business segments of Monster Worldwide, Inc. ("Monster") (formerly TMP Worldwide Inc). In October 2002, Monster announced a plan to distribute to its stockholders the shares of HH Group, a wholly owned subsidiary of Monster (the "Distribution"). Immediately prior to the Distribution, Monster transferred substantially all the assets and liabilities of its Hudson and Highland business segments to HH Group. These assets and liabilities are reflected in HH Group's financial statements at Monster's historical cost. On March 31, 2003 (the "Distribution Date"), Monster distributed to all of its stockholders of record one share of HH Group common stock for each thirteen and one-third shares of Monster common stock so held. The assets and liabilities of the Company consist primarily of businesses Monster acquired at various times in prior years.

Basis of Presentation

     The consolidated condensed financial statements have been derived from the financial statements and accounting records of Monster for all periods through the Distribution Date, using the historical results of operations and historical basis of the assets and liabilities of the Company's business. In connection with the Distribution, the inter-company balances due to Monster were contributed by Monster to equity; accordingly, such balances are reflected as divisional equity for periods prior to March 31, 2003, at which time the amount was reclassified to common stock and additional paid-in capital. Earnings and losses are accumulated in retained earnings (deficit) starting April 1, 2003. The terms of the distribution agreement with Monster did not require repayment or distribution of any portion of the divisional equity back to Monster. The Company's costs and expenses in the accompanying consolidated condensed financial statements for periods prior to March 31, 2003 include allocations from Monster for executive, legal, accounting, treasury, real estate, information technology and other Monster corporate services and infrastructure costs because specific identification of the expenses is not practicable. The total corporate services allocation to the Company from Monster was $5,260 and $23,181 for the nine months ended September 30, 2003 and 2002, respectively, including $0 and $8,776 for the quarters ended September 30, 2003 and 2002, respectively. The expense allocations were determined on the basis that Monster and the Company considered to be reasonable reflections of the utilization of services provided or the benefit received by the Company using ratios that are primarily based on the Company's revenue, net of direct costs of temporary contractors, compared to Monster as a whole. Certain merger and integration costs and business reorganization costs were also allocated to the Company from Monster and totaled $4,935 for the nine months ended September 30, 2002 and are included in corporate expenses. The financial information included herein prior to March 31, 2003 may not necessarily reflect the financial position and results of operations of HH Group in the future or what these amounts would have been had it been a separate, stand-alone entity during the periods presented prior to the Distribution. However, management believes that if the Company had been a stand-alone entity during the periods presented, the expenses would not have been materially different from the allocations presented.

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

Business Segments

     The Company is one of the world's largest specialized staffing and executive search firms. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and career management services to clients operating in a wide range of businesses. The Company focuses on mid-level executives having specialized professional qualifications, or recruited by clients in specialized sectors.

The Company is organized into two divisions, Hudson Global Resources and Highland Partners.

     Hudson Global Resources. Hudson primarily focuses on providing professional temporary and contract personnel and business solutions to its clients and mid-level executive recruitment or placement services. Mid-level executives and professionals are those who typically earn between $50,000 and $150,000 annually, and possess the set of executive or professional skills and/or profile required by its clients. In the case of the temporary and contracting business, Hudson primarily focuses on the placement of professionals or executives in temporary assignments that can range from one day to more than 12 months. Hudson's sales strategy focuses on clients operating in particular sectors, such as health care, financial services, and technology and communications. Hudson supplies candidates in a variety of specialist fields such as law, accounting, banking and finance, health care, engineering, human resources, sales and marketing, technology and science. Hudson uses both traditional and interactive methods to find and recruit potential candidates for its clients, employing a suite of products that assess talent and help predict whether a candidate will be successful in a given role.

     Hudson also provides a variety of other services, including career management, executive assessment and coaching, and human resources consulting. These service offerings are growing at a higher rate than the recruitment and placement businesses and the Company's management believes this will help balance the cyclical nature of its core offerings.

     These services allow Hudson to offer clients a comprehensive set of human capital management services, ranging from temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent workers, to outplacement. These services are marketed under the name Hudson Human Resource Consulting in certain markets around the world.

     Highland Partners. Highland offers a comprehensive range of executive search services aimed at recruiting senior level executives or professionals for a wide range of clients operating in sectors such as health care, technology, financial services, retail and consumer, and industrial. Highland also has an active practice in recruiting individuals to serve on boards of directors. Highland concentrates on searches for positions with annual compensation of $150,000 or more and operates exclusively on a retained basis.

     Corporate expenses are reported separately from the two operating segments and consist primarily of compensation, marketing and lease expense, and professional fees.

Reclassifications

     In the current financial statement presentation, changes have been made from presentations in prior SEC filings and new account descriptions are being used. Certain prior period amounts have been reclassified to conform to the Company's 2003 financial statement presentation; these reclassifications do not change total revenues, total expenses, net loss, total assets, total liabilities or stockholders' equity.

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

     As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on the Company's operating results and per share data have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                2003                 2002
                                                ----                 ----
       Risk fee interest rate                      4.0%                 4.2%
       Volatility                                 65.0%                73.5%
       Expected life (years)                       5.0                  7.5
       Dividends                                   0.0%                 0.0%
       Weighted average fair value of
         options granted during the period       $8.07               $13.02

     For purposes of pro forma disclosures, the options' estimated fair value is assumed to be amortized to expense over the options' vesting periods. The pro forma effects of stock-based compensation expense for the quarter and nine-month periods ended September 30, 2002 and for the first quarter of 2003, are related entirely to options in Monster stock granted to employees of Monster prior to March 31, 2003 who transferred to the Company at the time of the Distribution. As a result of the Company's inability to recognize current tax benefits on reported net losses, total stock-based compensation expense is shown without tax benefits for all periods presented. The pro forma effects of recognizing compensation expense under the fair value method on the Company's operating results and per share data are as follows:

                                                   Quarter Ended September 30,        Nine Months Ended September 30,
                                                   --------------------------         ------------------------------
                                                     2003              2002              2003                 2002
                                                     ----              ----              ----                 ----

Reported net loss                                   $(226,274)        $(5,472)        $(285,375)            $(367,430)
Add: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards                                (978)        (12,169)           (2,150)              (36,507)
                                                    ---------        --------         ---------             ---------
Pro forma net loss                                  $(227,252)       $(17,641)        $(287,525)            $(403,937)
                                                    =========        ========         =========             =========

Basic and diluted earnings per share:
As reported net loss                                  $(26.73)         $(0.65)          $(33.78)              $(43.99)
                                                      =======          ======           =======               =======
Pro forma net loss                                    $(26.84)         $(2.11)          $(34.03)              $(48.36)
                                                      =======          ======           =======               =======

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

NOTE 5 - REVENUES, DIRECT COSTS AND GROSS MARGIN

     Details of the Company's revenues and direct costs, classified by temporary and permanent placement business, are as follows:

                                       Quarter Ended September 30, 2003              Quarter Ended September 30, 2002
                                       --------------------------------              --------------------------------
                                Temporary      Permanent          Total         Temporary     Permanent         Total
Revenue                              $196,790      $ 75,391       $272,181          $199,117       $ 71,593      $270,710
Direct costs (1)                      164,364         9,595        173,959           160,802          5,356       166,158
                                     --------      --------       --------          --------       --------      --------
Gross margin                         $ 32,426      $ 65,796       $ 98,222          $ 38,315       $ 66,237      $104,552
                                     ========      ========       ========          ========       ========      ========

                                   Nine Months Ended September 30, 2003           Nine Months Ended September 30, 2002
                                   ------------------------------------           ------------------------------------
                                Temporary      Permanent          Total         Temporary     Permanent          Total
Revenue                              $571,499      $229,154       $800,653          $589,087       $223,490      $812,577
Direct costs (1)                      473,686        27,495        501,181           473,290         11,462       484,752
                                     --------      --------       --------          --------       --------      --------
Gross margin                         $ 97,813      $201,659       $299,472          $115,797       $212,028      $327,825
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


NOTE 6 - INTANGIBLE ASSETS, NET

     As of September 30, 2003 and December 31, 2002, the Company's intangible assets consisted of the following:

                                                           September 30, 2003                         December 31, 2002
                                                           ------------------                         -----------------
                                                   Gross Carrying         Accumulated         Gross Carrying        Accumulated
                                                       Amount            Amortization             Amount            Amortization
                                                       ------            ------------             ------            ------------

Goodwill                                              $      -             $      -               $200,760            $      -
Amortizable intangible assets:
Client lists and other amortizable intangibles           3,540               (1,971)                 3,243              (2,066)
                                                      --------             --------               --------            --------
Total intangible assets                               $  3,540             $ (1,971)              $204,003            $ (2,066)
                                                      ========             ========               ========            ========

     Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of client lists, non-compete agreements, trademarks and goodwill. The Company amortizes these intangibles, other than goodwill, over periods ranging from two to thirty years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company no longer amortizes goodwill but instead evaluates its goodwill annually for impairment, or earlier if indicators of potential impairment exist.

     In the third quarter of 2003, the Company determined that goodwill should be tested for impairment due to current business conditions and changes in circumstances resulting from the Distribution, which established the Company as an independent entity with a separate market capitalization. As a result of this test and the related fair value examination, the Company recorded a non-cash goodwill impairment charge of $202,785. The impairment valuation was based upon a discounted cash flow approach that used estimated future revenues and costs for each business segment as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. The goodwill impairment charge wrote-off all goodwill related to both of the Company's business segments. As a result of the adoption of SFAS 142 on January 1, 2002, the Company recorded a non-cash impairment charge of $293,000 to reduce the carrying value of goodwill. Intangible asset amortization expense for the nine months ended September 30, 2003 and 2002 was $621 and $579, respectively.

NOTE 7 - TAXES

     The provision for income taxes for the nine months ended September 30, 2003 was $5,917 on a pretax loss of $279,458, compared with a benefit of $1,827 on a pretax loss of $76,257 for the same period of 2002. The Company's effective tax rate for the nine months ended September 30, 2003 and 2002 differs significantly from the U.S. Federal statutory rate of 35% as a result of the inability of the Company to recognize benefits from its current losses related to the goodwill impairment charge and current losses from its businesses where the possible future ability to utilize its loss carryforwards is uncertain, as well as valuation allowances on previously established deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin-off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions.


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

     In connection with plans relating to pooled entities, the Company expensed $876 and $6,056 in the first nine months of 2003 and 2002, respectively, relating to integration activities included as a component of merger and integration expenses. Amounts recorded relating to business combinations accounted for as purchases were charged to goodwill. The $876 expenses for the first nine months were almost entirely related to lease obligations on closed facilities. A summary of activity of the accrued merger and integration expenses for the nine months ended September 30, 2003 is outlined as follows:

                                                                           Changes
                                                          Balance             in                        Balance
                                                     December 31, 2002     Estimate   Utilization  September 30, 2003
                                                     -----------------     --------   -----------  ------------------

Assumed lease obligations on closed facilities                 $7,292          $906      $(3,561)           $4,637
Consolidation of acquired facilities                            1,607           (30)        (970)              607
Severance, relocation and other employee costs                     36             -          (36)                -
                                                               ------          ----      -------            ------

Total                                                          $8,935          $876      $(4,567)           $5,244
                                                               ======          ====      =======            ======

     The following table presents a summary of activity relating to the Company's integration and restructuring plans for acquisitions made in prior years. Amounts reflected in the "Changes in Estimate" column represent modifications to plans subsequent to finalization and have been expensed in the current period. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table. Details of the exit plan activity for the nine months ended September 30, 2003 are as follows:

                                              Changes
                             Balance             in                        Balance
                        December 31, 2002     Estimate   Utilization  September 30, 2003
                        -----------------     --------   -----------  ------------------

      2000 Plans              $2,388          $  (6)      $  (481)           $1,901
      2001 Plans               3,291            808        (2,673)            1,426
      2002 Plans               3,256             74        (1,413)            1,917
                              ------          -----       -------            ------
      Total                   $8,935          $ 876       $(4,567)           $5,244
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

     In the fourth quarter of 2002, the Company announced further reorganization efforts related to its separation from Monster and the streamlining of operations, which continued through the first nine months of 2003. The charge consisted primarily of workforce reduction, office consolidation costs and related write-offs, professional fees and other special charges.

     A summary of activity of the business reorganization expenses for the nine months ended September 30, 2003 is outlined as follows:

                                             Balance                    Changes in                       Balance
                                        December 31, 2002  Additions     Estimate     Utilization   September 30, 2003
                                        -----------------  ---------     --------     -----------   ------------------
Workforce reductions                         $ 8,375         $2,343      $  (901)      $ (8,675)          $ 1,142
Consolidation of excess facilities            15,048          5,815       (1,420)        (9,118)           10,325
Professional fees and other                    2,422          1,287         (569)        (1,855)            1,285
                                             -------         ------      -------       --------           -------
Total                                        $25,845         $9,445      $(2,890)      $(19,648)          $12,752
                                             =======         ======      =======       ========           =======

     The following table presents a summary of plan activity related to business reorganization costs for the nine months ended September 30, 2003. Amounts in the "Additions" column of the following table represent amounts charged to business reorganization expense in the Company's statement of operations for the nine months ended September 30, 2003. The expenses were primarily related to consolidation of facilities, workforce reductions and professional fees related to the Distribution. Costs under these plans are charged to expense as estimates are finalized and events become accruable. Amounts reflected in the "Changes in Estimate" column represent modifications to previously accrued amounts that were initially established under each plan. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table.

                                         Balance                    Changes in                       Balance
                                    December 31, 2002  Additions     Estimate     Utilization   September 30, 2003
                                    -----------------  ---------     --------     -----------   ------------------

Second Quarter 2002 Plan                $14,908         $1,073      $(1,829)      $ (9,572)          $ 4,580
Fourth Quarter 2002 Plan                 10,937          8,372       (1,061)       (10,076)            8,172
                                        -------         ------      -------       --------           -------
Total                                   $25,845         $9,445      $(2,890)      $(19,648)          $12,752
                                        =======         ======      =======       ========           =======


NOTE 10 - COMPREHENSIVE INCOME

                                                            Quarter Ended              Nine Months Ended
                                                             September 30,                September 30,
                                                             ------------                 ------------
                                                          2003           2002         2003            2002
                                                          ----           ----         ----            ----

Net loss                                                $(226,274)      $(5,472)    $(285,375)    $(367,430)
Other comprehensive income - translation adjustments          696        (3,000)        9,301        26,809
                                                        ---------       -------     ---------     ---------
Total comprehensive loss                                $(225,578)      $(8,472)    $(276,074)    $(340,621)
                                                        =========       =======     =========     =========

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

Monster Funding of HH Group Obligations

     Monster has agreed to reimburse the Company for $13,530 of cash payments related to the Company's accrued integration, restructuring and business reorganization obligations and other expenses during the first year following the spin-off. The Company received payments of $3,908 and $2,109 during the third and second quarters of 2003, respectively, and will receive payments of $2,500 from Monster in the first month subsequent to the end of each quarter through the second quarter of 2004. Legal obligation for settlement of such liabilities will remain with the Company.

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

Non-Cash Transfers

     Monster transferred to the Company non-cash assets and liabilities in 2003 as a result of the Distribution. The approximate transfers by account were: due from Monster Worldwide, Inc. $13,530, property and equipment $7,600, intangibles $1,500, accrued expenses and other current liabilities $2,900, and other liabilities $600.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

     The Company has a history of operating losses and has only operated as an independent company since the Distribution Date. Prior to the Distribution Date, the Company's operations were historically financed by Monster as separate segments of Monster's broader corporate organization rather than as a separate stand-alone company. Monster assisted the Company by providing financing, particularly for acquisitions, as well as providing corporate functions such as identifying and negotiating acquisitions, legal and tax functions. Following the Distribution, Monster has no obligation to provide assistance to the Company other than the interim and transitional services, that will be provided by Monster pursuant to the transition services agreement described in Note 11. Because the Company's businesses have operated as an independent company only since the Distribution Date, the Company cannot provide assurance that it will be able to successfully implement the changes necessary to operate as a profitable stand-alone business, or to secure additional debt or equity financing on terms that are acceptable to the Company.


NOTE 13 - CREDIT FACILITY

     The Company has a senior secured credit facility for $30,000 with Wells Fargo Foothill, Inc. (the "Foothill Credit Facility"). The Foothill Credit Facility has a term of three years, beginning March 31, 2003. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company's option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to issue letters of credit. As of September 30, 2003, the Company has not borrowed any amounts under this credit facility, but has had letters of credit issued in an outstanding amount of $1,843. On September 30, 2003, the Company entered into an amendment to the original credit agreement that modified covenants and borrowing capacity. The original agreement was for a credit facility of $50,000, which has since been temporarily reduced to $30,000 until Wells Fargo Foothill has arranged a syndication for the additional $20,000.

NOTE 14 - SEGMENT AND GEOGRAPHIC DATA

     The Company operates in two business segments: Hudson and Highland. The Company conducts operations in the following geographic regions: North America, the Asia/Pacific Region (primarily Australia), the United Kingdom and Continental Europe.

     Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach that requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with generally accepted accounting principles. Accounts receivable, net and long-lived assets (Property and equipment, net and Intangibles, net) are as of the end of the period and separated by segment, but other assets are not allocated to segments for internal reporting purposes.

Information by business segment                  Quarter Ended September 30,           Nine Months Ended September 30,
-------------------------------                  --------------------------            -----------------------------
                                                     2003            2002               2003             2002
                                                     ----            ----               ----             ----
Revenue
  Hudson                                         $256,516        $254,672           $753,091          $760,403
  Highland                                         15,665          16,038             47,562            52,174
                                                 --------        --------           --------          --------
                                                 $272,181        $270,710           $800,653          $812,577
                                                 ========        ========           ========          ========
Goodwill impairment
  Hudson                                         $195,404        $      -           $195,404          $      -
  Highland                                          7,381               -              7,381                 -
                                                 --------        --------           --------          --------
                                                 $202,785        $      -           $202,785          $      -
                                                 ========        ========           ========          ========
Operating (loss) income
  Hudson                                        $(204,195)       $  1,360         $ (231,018)        $ (37,534)
  Highland                                        (13,235)          2,478            (24,491)          (10,326)
                                                 --------        --------           --------          --------
                                                 (217,430)          3,838           (255,509)          (47,860)
Corporate expenses                                 (8,195)         (9,372)           (22,643)          (28,116)
Interest and other income (expense), net             (870)            128             (1,306)             (281)
                                                 --------        --------           --------          --------
Loss before provision for (benefit of)
income taxes and accounting change              $(226,495)        $(5,406)         $(279,458)         $(76,257)
                                                 ========        ========           ========          ========

Accounts receivable, net
  Hudson                                                                            $130,853          $176,153
  Highland                                                                            10,123            13,950
                                                                                    --------          --------
                                                                                    $140,976          $190,103
                                                                                    ========          ========
Long-lived assets
  Hudson                                                                             $30,086          $202,346
  Highland                                                                             4,665            14,535
  Corporate                                                                            6,461               820
                                                                                    --------          --------
                                                                                     $41,212          $217,701
                                                                                    ========          ========


                                                       United                  United    Continental
Information by geographic region                       States     Australia    Kingdom      Europe     Other(a)      Total
--------------------------------                       ------     ---------    -------      ------     --------      -----
For the Quarter Ended September 30, 2003
Revenue                                                 $72,869    $84,597       $71,324      $22,804     $20,587   $272,181
                                                        =======    =======       =======      =======     =======   ========
Long-lived assets                                       $18,918     $8,030        $6,906       $4,475      $2,883    $41,212
                                                        =======    =======       =======      =======     =======   ========
For the Quarter Ended September 30, 2002
Revenue                                                 $92,676    $75,071       $63,463      $22,691     $16,809   $270,710
                                                        =======    =======       =======      =======     =======   ========
Long-lived assets                                       $80,194    $11,000       $61,181      $49,771     $15,555   $217,701
                                                        =======    =======       =======      =======     =======   ========
For the nine months ended September 30, 2003
Revenue                                                $239,852   $225,217      $205,316      $72,219     $58,049   $800,653
                                                        =======    =======       =======      =======     =======   ========
For the nine months ended September 30, 2002
Revenue                                                $274,392   $212,145      $196,543      $71,701     $57,796   $812,577
                                                        =======    =======       =======      =======     =======   ========

(a) Includes the Americas other than the United States and Asia Pacific other than Australia.


NOTE 15 - STOCK COMPENSATION PLANS

     The Company maintains the Hudson Highland Group, Inc. Long Term Incentive Plan (the "LTIP") pursuant to which it granted 734,356 stock options to purchase shares of the Company's common stock to certain key employees in the second and third quarters of 2003. Options canceled as of September 30, 2003 total 16,336. Options outstanding have an average weighted exercise price of $13.99 and have vesting periods over the next four years. Options exercisable within one year from September 30, 2003 totaled 298,260. No options related to the common stock of Monster were converted at the Distribution into options to purchase the Company's stock.

     The Company also granted 100,000 options to purchase shares of the Company's common stock under the LTIP to four non-employee members of the Board of Directors in the second quarter of 2003. These options had an average weighted exercise price of $13.66 and had an immediate vesting of 40% of the options granted with the remaining options vesting over the next three years. All options granted were outstanding as of September 30, 2003. Options exercisable within one year from September 30, 2003 totaled 60,000.

     The Company also granted 65,375 shares of restricted stock under the LTIP to certain key employees during the second quarter of 2003. Restricted stock vests over a three-year period from the date of grant. Restricted stock of 32,688 shares will vest within one year. Amortization expense for restricted stock for the three and nine-month periods ended September 30, 2003 were $163 and $293, respectively.

     The Company maintains the Hudson Highland Group, Inc. Employee Stock Purchase Plan (the "ESPP"), pursuant to which eligible employees may purchase shares of the Company's common stock at the lesser of 85% of the fair market value at the commencement of each plan purchase period or 85% of the fair market value as of the purchase date. ESPP purchase dates for 2003 are August 31 and December 31. This is a non-compensatory plan and no expenses were recorded for the ESPP. The Company issued 65,354 shares of common stock pursuant to the ESPP in the third quarter of 2003 at an average price of $11.28 per share.

     The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the "401(k)"). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company matches contributions up to 2% through a contribution of the Company's common stock. Vesting in the Company's contribution is over a five-year period. Expense for the nine-month period ended September 30, 2003 for the 401(k) plan was $711.

               Report of Independent Certified Public Accountants



Board of Directors
Hudson Highland Group, Inc.
New York, New York

     We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. and subsidiaries as of September 30, 2003, the related consolidated condensed statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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


                                            /s/ BDO Seidman, LLP
                                            --------------------
                                            BDO Seidman, LLP

New York, New York
October 28, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share data)

     The following discussion should be read in conjunction with the consolidated condensed financial statements and the notes thereto, included in
Item 1 of this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see "Special Note Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements

     As one of the world's largest professional staffing and executive search agencies, Hudson Highland Group, Inc. ("the Company" or "HH Group") helps its clients (employers and professional recruiters) find the right employee, from mid-level candidates to senior executives. HH Group was formed from the distribution of the Hudson Global Resources ("Hudson") and Highland Partners ("Highland") divisions of Monster Worldwide, Inc., formerly known as TMP Worldwide Inc. ("Monster"), and currently operates in 24 countries and employs approximately 4,000 people globally. For the nine-month period ended September 30, 2003, 70% of the Company's revenues were earned outside of the United States. The Company's two principal business segments are as follows:

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

     Hudson also provides a variety of other services, including career management, executive assessment and coaching, and human resources consulting. The Company's management believes these service offerings, which are growing at a greater rate than other services, will help balance the cyclical nature of its core offerings.

     These services allow Hudson to offer clients a comprehensive set of human capital management services, ranging from temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent workers, to outplacement. These services are marketed under the name Hudson Human Resource Consulting in certain markets around the world.

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

     The Company's costs and expenses prior to March 31, 2003 in the accompanying consolidated condensed financial statements include allocations from Monster for executive, legal, accounting, treasury, real estate, information technology, merger and integration costs and other Monster corporate services and infrastructure costs because specific identification of the expenses is not practicable. The total corporate services allocation to the Company from Monster was $5,260 and $23,181 for the nine months ended September 30, 2003 and 2002, respectively, including $0 and $8,776 for the quarter ended September 30, 2003 and 2002, respectively. The expense allocations were determined on the basis that Monster and HH Group considered to be reasonable reflections of the utilization of services provided or the benefit received by HH Group using ratios that are primarily based on its revenue, net of costs of temporary contractors compared to Monster as a whole. Interest charges from Monster were allocated to HH Group only for that portion of third-party debt attributed to HH Group.

     The Company recorded merger, integration and reorganization and restructuring expense of $7,431 and $59,189 for the nine months ended September 30, 2003 and 2002, respectively. The merger and integration charges were recorded in connection with its pooling of interest transactions and consist of costs to integrate and/or exit certain aspects of the operations of its pooled entities, particularly in areas where duplicate functions and facilities existed. During the first nine months of 2003, the Company recorded $876 related to changes in estimates to plans in merger and integration expense. The expense related to the reorganization of operations announced in the second and fourth quarters of 2002 was $6,555 in the first nine months of 2003.

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

     Hudson. The Company recognizes revenue for services at the time services are provided and revenue is recorded on a time and materials basis. Temporary contracting revenues are reported gross when the Company acts as principal in the transaction and is at risk for collection. Revenues that do not meet the criteria for gross revenue reporting are reported on a net basis. Revenues generated when the Company permanently places an individual with a client are recorded at the time of placement, net of an allowance for estimated fee reversals.

     Highland. Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment, consulting and related services performed on a retained basis. Fee revenue is generally one-third of the estimated first year compensation and reimbursed expenses, plus a percentage of the fee to cover indirect expenses. Fee revenue is recognized as earned. The Company generally bills clients in three monthly installments. Fees earned in excess of the initial contract amount are billed at completion of the engagement. Reimbursed out-of-pocket expenses are included in revenue.

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

     In the third quarter of 2003, the Company recorded a non-cash goodwill impairment charge of $202,785. The impairment charge was recorded after the Company determined that the goodwill value was impaired based on a fair-value examination. The impairment valuation was based upon a discounted cash flow approach that used estimated future revenues and costs for each business segment as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. The goodwill impairment charge wrote-off all goodwill related to both of the Company's business segments. As a result of the adoption of SFAS 142 on January 1, 2002, the Company recorded a non-cash impairment charge of $293,000 to reduce the carrying value of goodwill. Intangible asset amortization expense for the nine months ended September 30, 2003 and 2002 was $621and $579, respectively.

Results of Operations

     The following table sets forth the Company's revenue, operating loss, net loss, temporary contracting revenue, direct costs of temporary contracting and temporary contracting gross margin for the quarters and nine month periods ended September 30.

                                                    Quarter Ended September 30,           Nine Months Ended September 30,
                                                    --------------------------            ------------------------------
                                                        2003           2002                    2003          2002
                                                        ----           ----                    ----          ----

 Revenue                                                $272,181     $270,710                $800,653      $812,577
                                                       =========     ========               =========     =========
 Operating loss                                        $(225,625)     $(5,534)              $(278,152)     $(75,976)
                                                       =========     ========               =========     =========
 Net loss                                              $(226,274)     $(5,472)              $(285,375)    $(367,430)
                                                       =========     ========               =========     =========

 TEMPORARY CONTRACTING DATA (1):
 Temporary contracting revenue                          $196,790     $199,117                $571,499      $589,087
 Direct costs of temporary contracting                   164,364      160,802                 473,686       473,290
                                                       ---------     --------               ---------     ---------
 Temporary contracting gross margin                     $ 32,426     $ 38,315                $ 97,813      $115,797
                                                       =========     ========               =========     =========
 Gross margin as a percent of revenue                       16.5%        19.2%                   17.1%         19.7%


(1) Temporary contracting revenues are a component of Hudson revenues. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company's ability to manage its cost structure and provide further comparability relative to HH Group's peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company's calculation of gross margin may differ from those of other companies.


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


                                                      Quarter Ended September 30,
                                   -----------------------------------------------------------------
                                                        2003                              2002
                                   -----------------------------------------------    --------------
                                                         Currency         Constant
                                     As reported        Translation       Currencies    As reported
                                     -----------        -----------       ----------    -----------

Hudson revenue                          $256,516         $(22,594)      $233,922            $254,672
Highland revenue                          15,665             (624)        15,041              16,038
                                        --------         --------       --------            --------
   Total revenue                         272,181          (23,218)       248,963             270,710
                                        --------         --------       --------            --------

Direct costs                             173,959          (14,351)       159,608             166,158
                                        --------         --------       --------            --------
Gross margin                            $ 98,222         $ (8,867)      $ 89,355            $104,552
                                        ========         ========       ========            ========
Selling, general and
   administrative expenses              $122,070         $ (8,897)      $113,173            $110,581
                                        ========         ========       ========            ========


                                                      Nine Months Ended September 30,
                                     ---------------------------------------------------------------
                                                          2003                               2002
                                     -----------------------------------------------    ------------
                                                         Currency         Constant
                                     As reported        Translation       Currencies    As reported
                                     -----------        -----------       ----------    -----------
Hudson revenue                          $753,091        $(67,732)       $685,359            $760,403
Highland revenue                          47,562          (2,273)         45,289              52,174
                                        --------         --------       --------            --------
   Total revenue                         800,653         (70,005)        730,648             812,577
                                        --------         --------       --------            --------

Direct costs                             501,181         (41,588)        459,593             484,752
                                        --------         --------       --------            --------
Gross margin                            $299,472        $(28,417)       $271,055            $327,825
                                        ========         ========       ========            ========
Selling, general and
   administrative expenses              $367,408        $(31,166)       $336,242            $344,612
                                        ========         ========       ========            ========


Quarter Ended September 30, 2003 Compared to the Quarter Ended September 30,
2002

     Total revenues for the three months ended September 30, 2003 were $272,181, an increase of $1,471 or 0.5%, as compared to total revenues of $270,710 in the third quarter of 2002. On a constant currencies basis total revenues would have decreased 8.0% comparing the third quarter 2003 with the third quarter 2002. This decrease was primarily due to lower temporary contracting revenues in the U.S. and Asia Pacific markets as a result of the effects of weak economic and labor environments, which reduced demand for the Company's services.

     Hudson revenues were $256,516 for the three months ended September 30, 2003, an increase of 0.7% from $254,672 for the same period of 2002. On a constant currencies basis Hudson revenues would have decreased 8.1% comparing the third quarter 2003 with the third quarter 2002, reflecting lower demand for temporary staffing, particularly in the U.S. information technologies ("IT") market and lower temporary staffing revenues in Australia, partially offset by higher revenues in the U.K.

     Highland revenues of $15,665 for the three months ended September 30, 2003 were down 2.3% from $16,038 in the same period of 2002, reflecting the continued adverse impact that the challenging global economy is having on executive level search placements. On a constant currencies basis, Highland revenues would have decreased 6.2% comparing the third quarter 2003 with the third quarter 2002.

     Direct costs for the three months ended September 30, 2003 were $173,959, an increase of 4.7% compared to $166,158 for the same period of 2002. On a constant currencies basis, direct costs would have decreased in the third quarter of 2003 period in comparison to the prior year by 3.9%. The decrease in direct costs is attributable to the lower demand for temporary contracting services. This decrease was partially offset by permanent staffing out-of-pocket expenses classified as direct costs in 2003.

     Gross margin, defined as revenue less direct costs, for the three months ended September 30, 2003 was $98,222, lower by $6,330 or 6.1% from $104,552 reported in the three months ended September 30, 2002. Gross margin as a percentage of revenue declined to 36.1% for the third quarter of 2003, from 38.6% in the third quarter of 2002. The decrease was primarily due to a decline in permanent staffing revenue, particularly in Asia, Canada and various countries in continental Europe; lower margins in temporary staffing, largely due to the domestic IT staffing market; and an increase in direct costs associated with the classification of permanent staffing out-of-pocket expenses. On a constant currencies basis, the third quarter 2003 gross margin would have decreased by 14.5% compared to the third quarter 2002.

     Selling, general and administrative expenses for the three months ended September 30, 2003 were $122,070 an increase of 10.4% compared with $110,581 for the same period of 2002. Selling general and administrative expenses were 44.8% and 40.8%, as a percentage of revenue for the third quarter of 2003 and 2002, respectively. A higher provision for doubtful accounts of $5,734, the cost related to the repositioning of Highland Europe $3,000 and the reclassification of certain transactions with Monster to selling expenses negatively impacted third quarter 2003 results when compared to the same period in 2002. This was partially offset by continued cost cutting in reaction to the current economic and labor environment. On a constant currencies basis, the third quarter 2003 selling, general and administrative expenses would have increased by 2.3% compared to the third quarter 2002.

     In the third quarter of 2003, the Company determined that goodwill should be tested for impairment due to current business conditions and changes in circumstances resulting from the Distribution, which established the Company as an independent entity with a separate market capitalization. As a result of this test and the related fair value examination, the Company recorded a non-cash goodwill impairment charge of $202,785. The impairment valuation was based upon a discounted cash flow approach that used estimated future revenues and costs for each business segment as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. The goodwill impairment charge wrote-off all goodwill related to both of the Company's business segments.

     Business reorganization and special charges (reversals) for the three months ended September 30, 2003 totaled $(906) compared to $407 in the same period of 2002. The 2002 expenses related to the cost for streamlining of operations as announced in the second quarter of 2002. The reversals for the third quarter of 2003 were primarily related to the finalization of the consolidation of certain facilities and leases at a lower than expected cost.

     Merger and integration recoveries reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the three months ended September 30, 2003, merger and integration recoveries were $102, compared to recoveries of $902 from the same period in the prior year.

     Operating loss for the three months ended September 30, 2003 was $225,625, compared to an operating loss of $5,534 for the comparable period in 2002. The increase in the loss was primarily the result of the goodwill impairment charge of $202,785. The remainder of the increase was the result of a lower gross margin and higher selling, general and administrative costs.

     Hudson's operating loss for the three months ended September 30, 2003 was $204,195, compared to operating income of $1,360 for the same period in 2002. The three-month 2003 loss included a goodwill impairment charge of $195,404 and higher allowances for doubtful accounts of $4,485, when compared to 2002 results.

     Highland's operating loss for the three months ended September 30, 2003 was $13,235, compared to operating income of $2,478 for the same period in 2002. The three-month 2003 loss included a goodwill impairment charge of $7,381 and cost of $3,000 related to the repositioning of Highland Europe.

     Corporate expense for the three months ended September 30, 2003 was $8,195, compared to the Monster expense allocation of $9,372 in the comparable period of 2002.

     Other non-operating expense, including net interest expense, was $870 in the third quarter of 2003 and $128 for the same period of 2002.

     The benefit for income taxes for the three months ended September 30, 2003 was $221 on a pretax loss of $226,495 compared with an expense of $66 on a pretax loss of $5,406 for the same period of 2002. The Company's effective tax rate for the three months ended September 30, 2003 and 2002 differs significantly from the U.S. Federal statutory rate of 35% as a result of the inability of the Company to recognize benefits from its current losses related to the goodwill impairment charge and current losses from its businesses where the possible future ability to utilize its loss carryforwards is uncertain, as well as certain non-deductible expenses such as amortization, business restructuring and spin-off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions.

     Net loss was $226,274 for the three months ended September 30, 2003, compared with a loss of $5,472 for the same period in 2002.

     Basic and diluted loss per share for the third quarter of 2003 was a loss of $26.73 per share compared to a loss of $.65 per share in the third quarter of 2002. For the 2003 and 2002 periods, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

     The Company's financial results for the nine months ended September 30, 2003 include the results for the first quarter of 2003, when the Company was a whole-owned subsidiary of Monster.

     Total revenues for the nine months ended September 30, 2003 were $800,653, a decrease of $11,924 or 1.5%, as compared to total revenues of $812,577 in the first nine months of 2002. This decrease was primarily due to the effects of weak global economic and labor environments, which reduced demand for the Company's services. On a constant currencies basis total revenues would have decreased 10.1% comparing the first nine months of 2003 with the same period in 2002.

     Hudson revenues were $753,091 for the nine months ended September 30, 2003, down 1.0% from $760,403 for the same period of 2002, reflecting lower demand for permanent staffing revenue, particularly in various countries in continental Europe and lower revenue from temporary staffing, largely due to lower demand in the domestic IT staffing market. On a constant currencies basis Hudson revenues would have decreased 9.9% comparing the first nine months of 2003 with the same period in 2002.

     Highland revenues of $47,562 for the nine months ended September 30, 2003 were down 8.8% from $52,174 in same period of 2002, reflecting the continued adverse impact that the challenging global economy is having on executive level search placements. On a constant currencies basis, Highland revenues would have decreased 13.2% comparing the first nine months of 2003 with the same period in 2002.

     Direct costs for the nine months ended September 30, 2003 were $501,181, compared to $484,752 for the same period of 2002. On a constant currencies basis, direct costs would have decreased in the first nine months of 2003 in comparison to the prior year by 5.2%. The decrease was the result of lower requirements for temporary contractors, partially offset by the classification of permanent staffing out-of-pocket expenses as direct costs in 2003 only.

     Gross margin, defined as revenue less direct costs, for the nine months ended September 30, 2003 was $299,472, lower by $28,353 or 8.6% from $327,825 reported in the nine months ended September 30, 2002. Gross margin as a percentage of revenue declined to 37.4% for the first nine months of 2003, from 40.3% in the first nine months of 2002. The decrease was primarily due to lower revenue in temporary staffing, largely due to lower demand in the domestic IT and engineering staffing market; a decline in permanent staffing revenue, particularly Asia, Canada and various countries in continental Europe; and an increase in direct costs associated with the classification of permanent staffing out-of-pocket expenses. On a constant currencies basis gross margin would have decreased by 17.3% in the first nine months of 2003 when compared to the same period of 2002.

     Selling, general and administrative expenses for the nine months ended September 30, 2003 were $367,408, higher by 6.6% when compared with $344,612 for the same period of 2002. Selling general and administrative expenses were 45.9% and 42.4%, as a percentage of revenue for the first half of 2003 and 2002, respectively. A higher provision for doubtful accounts of $13,664 and the reclassification of certain transactions with Monster to selling expenses negatively impacted these expenses for the 2003 nine month period compared to the same period in 2002. This was partially offset by continued cost cutting in reaction to the current economic and labor environment. On a constant currencies basis the first nine months of 2003 selling, general and administrative expenses would have decreased by 2.4% compared to the same period of 2002.

     In the third quarter of 2003, the Company determined that goodwill should be tested for impairment due to current business conditions and changes in circumstances resulting from the Distribution, which established the Company as an independent entity with a separate market capitalization. As a result of this test and the related fair value examination, the Company recorded a non-cash goodwill impairment charge of $202,785. The impairment valuation was based upon a discounted cash flow approach that used estimated future revenues and costs for each business segment as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. The goodwill impairment charge wrote-off all goodwill related to both of the Company's business segments.

     Business reorganization and special charges for the nine months ended September 30, 2003 totaled $6,555, as compared to $53,133 in the same period of 2002. The 2002 expenses related to the cost of streamlining operations as announced in the second quarter of 2002. The expenses for the first nine months of 2003 were primarily related to consolidation of facilities, workforce reductions and professional fees related to the Distribution and the continuation of the process to streamline operations begun in 2002.

     Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the nine months ended September 30, 2003, merger and integration costs were $876, a reduction of $5,180 from the same period in the prior year. Merger and integration expenses included lease obligations, office integration costs, the write-off of fixed assets that will not be used in the future; and severance, professional fees and employee stay bonuses to certain key personnel of the merged companies. The decrease in expense for the first nine months of 2003 compared to the same period in 2002 was a result of the finalization of the exit strategies related to the pooled businesses.

     Operating loss for the nine months ended September 30, 2003 was $278,152, compared to an operating loss of $75,976 for the comparable period in 2002. The increase in the loss was primarily the result of the goodwill impairment charge of $202,785 in 2003 and the remainder was due to higher selling, general and administrative expenses and lower gross margin, partially offset by a reduction in business reorganization expenses.

     Hudson's operating loss for the nine months ended September 30, 2003 was $231,018, compared to an operating loss of $37,534 for the same period in 2002. The nine-month 2003 loss included a goodwill impairment charge of $195,404, higher allowances for doubtful accounts of $10,857 and lower business reorganization and merger and integration costs of $34,931, when compared to 2002 results.

     Highland's operating loss for the nine months ended September 30, 2003 was $24,491, compared to an operating loss of $10,326 for the same period in 2002. The nine-month 2003 loss included a goodwill impairment charge of $7,381, the cost related to the repositioning of Highland Europe $3,000 and lower business reorganization and merger and integration costs of $12,029, when compared to 2002 results.

     Corporate expense for the nine months ended September 30, 2003 was $22,643, compared to the Monster expense allocation of $28,116 in the comparable period of 2002. The nine-month 2003 expenses include lower business reorganization and merger and integration costs of $4,798, when compared to 2002 results.

     Other non-operating expense, including net interest expense, was $1,306 in the first nine months of 2003 and $281 for the same period of 2002.

     The provision for income taxes for the nine months ended September 30, 2003 was $5,917 on a pretax loss of $279,458, compared with a benefit of $1,827 on a pretax loss of $76,257 for the same period of 2002. The Company's effective tax rate for the nine months ended September 30, 2003 and 2002 differs significantly from the U.S. Federal statutory rate of 35% as a result of the inability of the Company to recognize benefits from its current losses related to the goodwill impairment charge and current losses from its businesses where the possible future ability to utilize its loss carryforwards is uncertain, as well as valuation allowances on previously established deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin-off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions.

     Net loss before cumulative accounting change was $285,375 for the nine months ended September 30, 2003, compared with a loss of $74,430 for the same period in 2002.

     In conjunction with the adoption of SFAS 142 as of the beginning of fiscal year 2002, the Company completed a goodwill impairment review for its operating segments. The results of the impairment review indicated that the carrying value of goodwill might not be recoverable. Accordingly, the Company recorded as a cumulative effect of an accounting change a one-time goodwill impairment charge of $293,000 at January 1, 2002 to reduce the carrying value of goodwill to its estimated fair value.

     Net loss was $285,375 for the nine months ended September 30, 2003 compared with a net loss of $367,430 for the same period in 2002. Basic and diluted loss per share on loss before accounting change for the first nine months was a loss of $33.78 per share, compared to a loss of $8.91 per share in the first nine months of 2002. Basic and diluted loss per share for the first nine months of 2003 was a loss of $33.78 per share, compared to a loss of $43.99 per share in the first nine months of 2002. Basic average shares outstanding were essentially unchanged between the two periods. For the 2003 and 2002 periods, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

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

     The Company's liquidity needs arise primarily from funding working capital requirements, as well as capital investment in information technology. Prior to the Distribution, HH Group historically relied upon Monster's centralized cash management function and Monster's line of credit facility. Legal obligation for settlement of such liabilities will remain with the Company. In connection with the Distribution, Monster provided HH Group cash in the aggregate amount of $40,000 upon completion of the Distribution, agreed to reimburse the Company $13,530 of cash payments (the Company received payments of $3,908 and $2,109 during the third and second quarters of 2003, respectively, and will receive payments of $2,500 from Monster in the first month subsequent to the end of each quarter through the second quarter of 2004) due under its accrued integration restructuring and business reorganization plans.

     The Company has a senior secured credit facility for $30,000 with Wells Fargo Foothill, Inc. (the "Foothill Credit Facility"). The Foothill Credit Facility has a term of three years, beginning March 31, 2003. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company's option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to issue letters of credit. As of September 30, 2003, the Company has not borrowed any amounts under this credit facility, but has had letters of credit issued in an outstanding amount of $1,843. On September 30, 2003, the Company entered into an amendment to the original credit agreement that modified covenants and borrowing capacity. The original agreement was for a credit facility of $50,000, which has since been temporarily reduced to $30,000 until Wells Fargo Foothill has arranged a syndication for the additional $20,000.

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

     During the nine months ended September 30, 2003 and 2002, the Company used cash in operating activities of $22,375 and $96,928, respectively. Cash usage decreased in 2003 from 2002 as a result of improved working capital accounts, primarily accounts receivable and current liabilities. These improvements in cash flow were partially offset by higher spending related to the business reorganization plans in 2003.

     During the nine months ended September 30, 2003 and 2002, the Company used cash in investing activities of $8,154 and $14,552, respectively. This use of cash was primarily related to capital expenditures in the normal course of operations and payments related to businesses purchased in prior years. The decreased use of cash in the first nine months of 2003 compared to 2002 was the result of lower payments related to prior period purchases of businesses, as these projects were essentially completed in 2002, partially offset by higher capital expenditures.

     During the nine months ended September 30, 2003 and 2002, the Company generated cash from financing activities of $40,681 and $100,421, respectively. The cash funding from Monster and debt payments to third parties were both lower in 2003 compared to 2002. The Company received $737 for the issuance of its common stock for the Employee Stock Purchase Plan in the third quarter of 2003. The Company's debt relates to third-party debt and capital leases incurred to acquire businesses during 2001. Total third-party debt and capital leases as of September 30, 2003 were $1,408.

     The Company believes that the cash and cash equivalents on hand at September 30, 2003, supplemented by the Foothill Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to fluctuations in the global economy and unemployment rates.

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

     The Company cautions that undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Italy, the Netherlands, New Zealand and the United Kingdom. For the nine months ended September 30, 2003, approximately 70% of the Company's revenues were earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

     The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the nine-month period ended September 30, 2003, the Company had a translation gain of approximately $9,301, primarily attributable to the weakening of the U.S. dollar against the Australian dollar and the Euro.


ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2003. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2003 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

     Changes in internal controls over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits: The following Exhibits are filed herewith.

     4 Amendment Number 1 to Amended and Restated Loan Security Agreement, dated as of September 30, 2003, between Hudson Highland Group, Inc and Wells Fargo Foothill, Inc.

     15 Letter regarding unaudited interim financial information from BDO Seidman, LLP, independent certified public accountants. (With respect to the unaudited interim financial statements of Hudson Highland Group, Inc. for the periods ended September 30, 2003 and 2002 included in this Quarterly Report on Form 10-Q, BDO Seidman, LLP have applied limited procedures in accordance with professional standards for a review of such information. However, as stated in their report included in this Quarterly Report on Form 10-Q, they did not audit and they do not express an opinion on those unaudited interim financial statements. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. To the extent that this Quarterly Report on Form 10-Q is incorporated by reference in any registration statements that Hudson Highland Group, Inc. has filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, BDO Seidman, LLP are not subject to the liability provisions of Section 11 of that Act for their reports on the unaudited interim financial statements because those reports are not "reports" or a "part" of the registration statement prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.)

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

                              HUDSON HIGHLAND GROUP, INC.
                              (Registrant)
                              By:    /s/ JON F. CHAIT

                                     Jon F. Chait
                                     Chairman, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)
Dated: November 10, 2003
                              By:    /s/ RICHARD W. PEHLKE

                                     Richard W. Pehlke
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)
Dated: November 10, 2003

                           HUDSON HIGHLAND GROUP, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX

Exhibit No.                Description
----------                 -----------

     4 Amendment Number 1 to Amended and Restated Loan Security Agreement, dated as of September 30, 2003, between Hudson Highland Group, Inc and Wells Fargo Foothill, Inc.

     15 Letter regarding unaudited interim financial information from BDO Seidman, LLP, independent certified public accountants. (With respect to the unaudited interim financial statements of Hudson Highland Group, Inc. for the periods ended September 30, 2003 and 2002 included in this Quarterly Report on Form 10-Q, BDO Seidman, LLP have applied limited procedures in accordance with professional standards for a review of such information. However, as stated in their report included in this Quarterly Report on Form 10-Q, they did not audit and they do not express an opinion on those unaudited interim financial statements. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. To the extent that this Quarterly Report on Form 10-Q is incorporated by reference in any registration statements that Hudson Highland Group, Inc. has filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, BDO Seidman, LLP are not subject to the liability provisions of Section 11 of that Act for their reports on the unaudited interim financial statements because those reports are not "reports" or a "part" of the registration statement prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.)

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