Form 10-K
period 2003-12-31
HUDSON HIGHLAND GROUP INC
filed 2004-03-10
CIK 1210708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-50129

HUDSON HIGHLAND GROUP, INC.

(Exact Name of Registrant As Specified in Its Charter)

Delaware	59-3547281
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

622 Third Avenue, New York, New York 10017

(Address of Principal Executive Offices)

(212) 351-7300

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $158,629,000 as of June 30, 2003.

The number of shares of Common Stock, $.001 par value, outstanding as of March 1, 2004 was 8,574,705.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Hudson Highland Group, Inc. (“the Company” or “we”, “us” and “our”) is one of the world’s largest professional staffing and executive recruiting agencies. We help our clients in recruiting employees in a wide variety of positions ranging from mid-level or professional candidates to senior executives. We provide professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to clients operating in a wide variety of businesses. We are organized into two principal businesses, Hudson Global Resources and Highland Partners, which constituted approximately 85% percent and 15% of our gross margin, respectively, for the year ended December 31, 2003.

Hudson Global Resources. Hudson Global Resources primarily provides mid-level professional temporary personnel and permanent recruitment services to our clients. Mid-level professionals are those who typically earn between $50,000 and $150,000 annually, and possess professional skills and/or profile required by our clients. In the case of our temporary recruitment business, we primarily focus on the placement of professionals in temporary assignments that can range from one day to more than twelve months. In the case of our permanent placement business, we search and select mid-level professionals, both on a contingent and retained basis, for permanent employment with our clients. In larger markets, our sales strategy focuses on both clients operating in particular business segments, such as financial services, health care, or technology, and candidates possessing particular professional qualifications, such as accounting and finance, information technology and communications, legal and health care. Hudson Global Resources uses both traditional and interactive methods to select potential candidates for our clients, employing a suite of products, that assess talent and help predict whether a candidate will be successful in a given role.

Hudson Global Resources also provides a variety of other services in the area of Human Capital Solutions, including among others, customized interactive recruiting and HR solutions, career transition, executive assessment and coaching, knowledge management, diversity and inclusion assessment and consulting, and organizational effectiveness. Through it’s Center for High Performance, the Company also offers leadership solutions designed to assist senior management in enhancing the operating performance of large organizations.

These services enable us to offer clients a comprehensive set of human capital management services, ranging from providing temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent executives and professionals, to outplacement.

Hudson Global Resources operates on a global basis with our revenues divided approximately evenly among North America, Europe (including the United Kingdom), and the Asia Pacific region (primarily Australia and New Zealand).

Highland Partners. Highland Partners offers a comprehensive range of executive search services on a retained basis aimed at recruiting senior level executives or professionals. Highland Partners also has an active practice in assisting clients desiring to augment their boards of directors. Highland Partners concentrates on searches for positions of senior executives and operates exclusively on a retained basis.

Highland Partners employs a multilevel process to identify appropriate candidates for our clients. This process begins with an analysis of the vacant position and a thorough understanding of both the tangible skills and experience required, as well as the intangible cultural aspects of the client’s workplace. These requirements are then matched against a pool of qualified candidates. We then assist the client with the interview process and help the client structure the compensation package for the best candidate.

The Highland Partners sales strategy approaches the market through industry sectors, such as financial services, life sciences, retail and consumer products, industrial and technology. This industry sector approach is designed to enable us to better understand the market conditions and strategic management issues faced by clients within their specific industry. Highland Partners business is also organized to recruit candidates through functional specialist groups, including board of directors, chief financial officer, chief information officer, human resources and legal. These functional expertise groups are each comprised of consultants who have extensive backgrounds in placing executives in certain specialist positions within an industry.

Highland Partners operates as a global boutique with 16 practice offices in 5 countries. For the year ended December 31, 2003, approximately 68% of revenues in the Highland Partners business were derived in North America.

The Company is the combination of 67 acquisitions made prior to our spin-off from Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. While these acquisitions were made between 1999 and 2002, some of our constituent businesses have operated for more than 20 years. These companies and businesses operated within Monster as the eResourcing and Executive Search divisions since 1998. On March 31, 2003 (the “Distribution Date”), we spun-off from Monster (the “Distribution”), who distributed 100% of our outstanding common stock to stockholders of Monster as of the close of business on March 14, 2003. Since the Distribution, we have operated as an independent, publicly held company. For periods pre Distribution, these companies are sometimes referred to as the “Constituent Companies” and post Distribution as the “HH Group”.

SALES AND MARKETING

We maintain separate sales and marketing staffs for our Hudson Global Resources and Highland Partners businesses. Our sales, marketing and customer service staffs are divided along industry sectors, such as health care, financial services, technology, consumer and retail. In some countries, such as the United States and the United Kingdom, our sales force is also organized according to the specialized professional qualifications of candidates, such as accounting, banking and finance, legal, engineering, scientific and human resource professionals. In some instances, sales personnel are dedicated to sales, but in many other cases we rely on staff within our branch organization to provide both sales and service delivery. We also divide our Hudson Global Resources sales force between temporary contracting and permanent placement. In addition to focusing on sales of the services of its own organization, each sales professional is accountable for, and incentivised to, cross-sell each other’s products within its existing client base. Our philosophy is to place primary reliance on our field sales force and our branch structure for sales and marketing since we believe that a business service transaction in the human capital industry is best sold on a face-to-face basis.

We use three principal channels for marketing our services and promoting our brand: (1) In the UK, Australia, New Zealand, and other countries where it is an accepted practice, we use client paid advertising for vacant positions; (2) public relations, particularly through the Center for High Performance, which undertakes original research on business management topics that are of particular importance to CEOs and other senior executives, and (3) to a lesser extent, we also use broad based media (Internet and business publications) and trade publications.

CLIENTS

The Company’s clients include small to large-sized organizations, enterprises, government agencies and educational institutions. No one client accounts for more than 5% of total annual revenue. At December 31, 2003, there were over 10,000 Hudson Global Resources clients and over 1,000 Highland Partners clients.

COMPETITION

The markets for the Company’s services and products are highly competitive and are characterized by pressure to reduce prices, incorporate new capabilities and technologies, attract new clients, attract high-quality specialized employment candidates and accelerate job completion schedules. The Company’s industry is intensely competitive and highly fragmented, with few barriers to entry by potential competitors.

The Company faces competition from other temporary contracting agencies, executive search and professional staffing agencies, many of which are far larger than us. Many competitors or potential competitors have long operating histories, and some have greater financial, management, technological, development, sales, marketing and other resources than the Company. In addition, the Company’s ability to maintain its existing clients and generate new clients depends to a significant degree on the quality of its services, pricing and its reputation among its clients and potential clients.

EMPLOYEES

The Company employs approximately 3,700 people worldwide. In most jurisdictions our employees are not represented by a labor union or a collective bargaining agreement. The Company regards the relationships with its employees as satisfactory.

SEGMENT AND GEOGRAPHIC DATA

Financial information concerning the Company’s business segments and geographic areas of operation is included in Note 14 in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

AVAILABLE INFORMATION

We maintain a website with the address www.hhgroup.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. We make available free of charge (other than an investor’s own Internet access charges) through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

We have a history of negative cash flows and operating losses that we expect will continue for the foreseeable future.

We have experienced negative cash flows and operating and net losses since we began operations as an independent company, and we expect to continue to experience negative cash flows and losses for the foreseeable future. For the year ended December 31, 2003, we used cash in operating activities of $42.6 million and we incurred net losses attributable to common stockholders of $328.8 million. We cannot assure you that we will have positive cash flows or profitable operations. Additionally, if our revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations, we may not become profitable.

In the future, we may not generate sufficient revenues to pay for all of our operating costs or other expenses. Even if we become profitable, we may be unable to sustain our profitability. In either of these cases, our business, financial condition, results of operations and cash flows will be negatively impacted.

The performance of our businesses is difficult to forecast and is cyclical, and a decline in these businesses could have a material adverse effect on our overall business, financial condition and operating results.

The performance of our businesses has fluctuated in the past and can be expected to continue to fluctuate in the future. We provide executive search and mid-market professional staffing services on an assignment-by-assignment basis, which clients can generally terminate at any time, and existing clients may not continue to use our executive search and professional staffing services at historical levels. Like our temporary contracting business, our executive search and professional staffing business is significantly affected by the general level of employment activity in the regions and industries in which we operate, and our executive search and professional staffing business may suffer during employment downturns. When employment activity slows, many of our clients hire fewer employees, and may engage in hiring freezes. An employment downturn could cause employers to reduce or postpone their recruiting efforts and therefore affect demand for our services. In the current employment environment affecting the United States and European markets, our fees and commissions from our executive search and mid-market professional staffing businesses have been adversely affected.

Our operations will be affected by global employment fluctuations.

Demand for our services is significantly affected by the general level of employment activity in the regions and industries in which we operate, and our businesses may suffer during employment downturns. An employment downturn may result in decreased demand for our services, and thus in a decrease in our revenues, and may adversely affect our financial condition and results of operations. Because we operate from many small offices with fixed overhead, we have only limited flexibility to reduce expenses during employment downturns. Further, we may face increased pricing pressures during employment downturns. For example, during 2001 and 2002, employers across the United States reduced their overall workforce to reflect the slowing demand for their products and services. In turn, our revenues were significantly reduced in the United States. Employment conditions could continue to challenge our revenue and profit growth in 2004, which could have a material adverse effect on our business, financial condition and operating results.

Our results may suffer if we are unable to implement our existing reorganization initiatives to streamline our operations.

We are in the process of implementing reorganization initiatives to streamline our operations, lower our cost structure, integrate businesses previously acquired, and improve our return on capital. These initiatives include workforce reduction, consolidation of excess facilities and restructuring of certain business functions. For the year ended December 31, 2003, we incurred $26.8 million in expenses related to these reorganization efforts. We cannot assure you that our reorganization efforts will be successful. If we are unsuccessful in implementing these initiatives, we will not achieve the planned operational efficiencies and cost savings, and our results of operations and financial condition could be negatively impacted.

Our credit facility restricts our operating flexibility.

We have a $30.0 million senior secured credit facility, which may be increased to $50.0 million at the option of our lender upon syndication for the additional $20.0 million. There are no current borrowings under the credit facility other than approximately $3.4 million in the form of issued letters of credit. Our ability to borrow under the credit facility is tied to a borrowing base of our eligible accounts receivable. If the amount or quality of our accounts receivable deteriorates our ability to borrow under the credit facility will be directly affected. In addition, our credit facility requires that we satisfy several financial covenants, including complying with targeted levels of adjusted EBITDA. The adjusted EBITDA covenant generally provides that our adjusted EBITDA (as defined in our credit facility) loss for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2004 may not exceed $48.5 million, $35.5 million, $25.5 million and $8.0 million, respectively. As a result, we cannot assure you that we will be able to borrow under our credit agreement if we need money to fund working capital or other needs. In addition, our credit facility contains various restrictions and covenants that restrict our operating flexibility including:

•	prohibitions on payments of dividends and repurchases of stock;

•	restrictions on our ability to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the company; and

•	limitations on investments, dispositions of assets and guarantees of indebtedness.

These restrictions and covenants could have important consequences for investors, including the following:

•	we may have to use a portion of our cash flow from operations for debt service rather than for our operations;

•	we may not be able to incur additional debt financing for future working capital or capital expenditures;

•	we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and

•	we may not be able to sell assets, grant or incur liens on our assets, repay indebtedness, pay dividends, repurchase or redeem capital stock, or engage in mergers or consolidations.

Our ability to comply with these financial requirements and other restrictions may be affected by events beyond our control, and our inability to comply with them could result in a default under our credit facility or other debt instruments. If a default occurs under our credit facility, the lenders under this facility could elect to declare all of the outstanding borrowings, as well as accrued interest and fees, to be due and payable and require us to apply all of our available cash to repay those borrowings. In addition, a default may result in higher rates of interest and the inability to obtain additional borrowings. Further, debt incurred under our credit facility bears interest at variable rates. Any increase in interest expense could reduce the funds available for operations.

We face risks relating to our foreign operations, many of which are inherent in our U.S. operations.

We conduct operations in over 20 foreign countries, including Australia, Belgium, Canada, France, Germany, Italy, the Netherlands, New Zealand and the United Kingdom. For the years ended December 31, 2003, 2002 and 2001, approximately 71%, 67% and 62%, respectively, of our revenues were earned outside of the United States.

Our current or future international operations might not succeed for a number of reasons including:

•	difficulties in staffing and managing foreign operations;

•	competition from local recruiting services;

•	operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

•	language and cultural differences;

•	seasonal reductions in business activities;

•	taxation issues;

•	unexpected changes in regulatory requirements;

•	issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property;

•	legal uncertainties inherent in transnational operations such as international immigration and employment laws; and

•	general political and economic trends.

If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

We are also subject to taxation in foreign jurisdictions. In addition, transactions between us and our foreign subsidiaries may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the Internal Revenue Code, as well as the provisions of any tax treaties which may exist between the United States and such foreign jurisdictions.

Our historical financial information may not be representative of our results as a separate company.

The historical financial statements included in this Annual Report on Form 10-K differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods and as of the dates presented. Prior to April 1, 2003, our businesses were operated as divisions of Monster, as part of its broader corporate organization rather than as a stand-alone company.

Therefore, you should not make assumptions regarding our future performance based on the historical financial statements included in this Annual Report on Form 10-K.

We may not be able to manage our growth.

Historically, our business has grown rapidly through acquisitions and internally. This prior growth of our business has placed a significant strain on our management and operations. Our expansion has resulted in substantial growth in the number of our employees. In addition, this growth has resulted in increased responsibility for both existing and new management personnel and incremental strain on our existing operations, financial and management information systems and financial resources, including the need for additional working capital to fund our growth. Our success depends to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. If we are not able to manage any existing or future growth, our business, financial condition and operating results may be materially adversely affected.

We face risks associated with acquisitions.

We expect that if we continue to grow, it may be, in part, by acquiring businesses. We continue to review potential acquisitions to expand our markets and complement the services we offer to our clients. The success of this strategy depends upon several factors, including:

•	our ability to identify and acquire businesses on a cost-effective basis;

•	our ability to integrate acquired personnel, operations, products and technologies into our organization effectively; and

•	our ability to retain and motivate key personnel and to retain the clients of acquired firms.

We cannot assure you that financing for acquisitions will be available on terms we find acceptable, or at all, or that we will be able to identify or consummate new acquisitions, or manage and integrate our recent or future expansions successfully. Any inability to do so may materially adversely affect our business, financial condition and operating results. Our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to obtain additional financing. If we issue shares of our stock as currency in any future acquisitions, then our earnings per share may be diluted as a result of the issuance of such stock. In addition, we cannot assure you that participants in potential acquisitions will view our stock attractively. Our ability to enter new geographies may be impacted by the same reasons that may limit our ability to make acquisitions.

We rely on our information systems and if we lose that technology, or fail to further develop our technology, our business could be harmed.

Our success depends in large part upon our ability to store, retrieve, process and manage substantial amounts of information, including our client and candidate databases. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or any interruption or loss of our information processing capabilities, for any reason, could harm our business, results of operations or financial condition.

Our markets are highly competitive.

The markets for our services are highly competitive. They are characterized by pressures to:

•	reduce prices;

•	incorporate new capabilities and technologies; and

•	accelerate job completion schedules.

Furthermore, we face competition from a number of sources. These sources include other executive search firms and search and professional staffing firms and several of our competitors have greater financial and marketing resources than we do.

Due to competition, we may experience reduced margins on our products and services, as well as loss of market share and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition and results of operations could be materially adversely affected.

We have no significant proprietary technology that would preclude or inhibit competitors from entering the mid-market professional staffing and temporary contracting and executive search markets. We cannot assure you that existing or future competitors will not develop or offer services and products that provide significant performance, price, creative or other advantages over our services. In addition, we believe that with continuing development and increased availability of information technology, the industries in which we compete may attract new competitors. Specifically, the advent and increased use of the Internet may attract technology-oriented companies to the executive search industry. We cannot assure you that we will be able to continue to compete effectively against existing or future competitors. Any of these events could have a material adverse effect on our business and operating results.

Our operating results fluctuate seasonally and from quarter to quarter.

Our operating results have fluctuated seasonally and from quarter to quarter in the past and may fluctuate in the future. These fluctuations are a result of a variety of factors, including:

•	the timing of recognized holidays and vacations throughout the world;

•	mismatches between resource allocation and client demand due to difficulties in predicting client demand in a new market;

•	the hiring cycles of employers;

•	changes in general economic conditions, such as recessions, that could affect recruiting efforts generally;

•	the magnitude and timing of marketing initiatives;

•	the attraction and retention of key personnel;

•	our ability to manage our anticipated growth and expansion;

•	our ability to attract and retain clients;

•	the timing of our acquisitions, if any;

•	the impact of entering new markets; and

•	the investment cost of enhancing existing services.

Foreign currency fluctuations may have a material adverse effect on our operating results.

For the years ended December 31, 2003, 2002 and 2001, approximately 71%, 67% and 62%, respectively, of our revenue was generated outside the United States. The results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our financial statements. In addition, we generally pay operating expenses in the corresponding local currency. We have no hedging or similar foreign currency contracts. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the revenue and income of our operations in addition to economic exposure. This risk could have a material adverse effect on our business, financial condition and operating results.

We depend upon Monster Worldwide, Inc. for important sourcing services.

We use Monster’s websites/databases for the acquisition of a large quantity of our candidates in the United States and in the United Kingdom. If these websites/databases become unavailable, for whatever reason, our ability to source appropriate candidates could be affected until we develop a suitable alternative sourcing arrangements.

We depend on our highly skilled professionals.

The success of our employment recruiting business depends upon our ability to attract and retain highly skilled professionals who possess the skills and experience necessary to fulfill our clients’ employee search needs. Competition for highly skilled professionals is intense. We compete with other staffing and executive search agencies for qualified professionals. We and many of our competitors have experienced turnover of qualified professionals. We believe that we have been able to attract and retain highly qualified, effective professionals as a result of our reputation and our performance-based compensation system. These professionals have the potential to earn substantial bonuses based on the amount of revenue they generate by:

•	obtaining executive search assignments;

•	executing search assignments; and

•	assisting other professionals to obtain or complete executive search assignments.

Bonuses represent a significant proportion of these professionals’ total compensation. Any diminution of our reputation could impair our ability to retain existing or attract additional highly skilled professionals. Any inability to attract and retain highly skilled professionals could have a material adverse effect on our executive search business, financial condition and operating results.

Our employees may depart with existing executive search clients.

The success of our executive search business depends upon the ability of employees to develop and maintain strong, long-term relationships with clients. Usually, one or two employees have primary responsibility for a client relationship. When an employee leaves a recruiting firm and joins another, clients that have established relationships with the departing employee may move their business to the employee’s new employer. The loss of one or more clients is more likely to occur if the departing employee enjoys widespread name recognition or has developed a reputation as a specialist in executing searches in a specific industry or management function. Historically, we have not experienced significant problems in this area. However, a failure to retain our most effective employees or maintain the quality of service to which our clients are accustomed could have a material adverse effect on our business, financial condition and operating results. Also, the ability of a departing employee to move business to his or her new employer could have a material adverse effect on our business, financial condition and operating results.

We face risks maintaining our professional reputation and establishing and maintaining our brand name.

Our ability to secure new employee recruiting engagements and to hire qualified professionals is highly dependent upon our overall reputation and brand name recognition as well as the individual reputations of our professionals. We obtain a majority of our new engagements by referrals from existing clients. Therefore, the dissatisfaction of any client could have a disproportionate, adverse impact on our ability to secure new engagements. Any factor that diminishes our reputation or the reputation of any of our personnel could make it more difficult for us to compete successfully for both new engagements and qualified personnel. This could have an adverse effect on our executive search business, financial condition and operating results.

We face restrictions imposed by blocking arrangements.

Either by agreement with clients or for marketing or client relationship purposes, executive search firms frequently refrain, for a specified period of time, from recruiting certain employees of a client, and possibly other entities affiliated with such client, when conducting executive searches on behalf of other clients. This is known as a “blocking” or “off-limits” arrangement. Blocking arrangements generally remain in effect for one or two years following completion of an assignment. The actual duration and scope of any blocking arrangement, including whether it covers all operations of a client and its affiliates or only certain divisions of a client, generally depends on such factors as:

•	the length of the client relationship;

•	the frequency with which the executive search firm has been engaged to perform executive searches for the client; and

•	the number of assignments the executive search firm has generated or expects to generate from the client.

Some of our executive search clients are recognized as industry leaders and/or employ a significant number of qualified executives who are potential candidates for other companies in that client’s industry. Blocking arrangements with a client of this nature, or the awareness by a client’s competitors of such an arrangement, may make it difficult for us to obtain executive search assignments from, or to fulfill executive search assignments for, competitors while employees of that client may not be solicited. As our client base grows, particularly in our targeted business sectors, blocking arrangements increasingly may impede our growth or ability to attract and serve new clients. This could have an adverse effect on our businesses, results of operations and financial condition.

We may be exposed to employment-related claims, legal liability and costs from both clients and employers that could adversely affect our business, financial condition and results of operations, and our insurance coverage may not cover all of our potential liability.

We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•	claims of misconduct or negligence on the part of our employees;

•	claims by our employees of discrimination or harassment directed at them, including claims relating to action of our clients;

•	claims related to the employment of illegal aliens or unlicensed personnel;

•	payment of workers’ compensation claims and other similar claims;

•	violations of wage and hour requirements;

•	retroactive entitlement to employee benefits;

•	errors and omissions of our temporary employees, particularly in the case of professionals;

•	claims by taxing authorities related to our employment of independent contractors and the risk that such contractors could be considered employees for tax purposes;

•	claims related to our non-compliance with European data protection laws which require the consent of a candidate to transfer resumes and other data; and

•	claims by our clients relating to our employees’ misuse of client proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims.

We are also exposed to potential claims with respect to the recruitment process. A client could assert a claim for matters such as breach of a blocking arrangement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Further, the current employer of a candidate whom we place could file a claim against us alleging interference with an employment contract. In addition, a candidate could assert an action against us for failure to maintain the confidentiality of the candidate’s employment search or for alleged discrimination or other violations of employment law by one of our clients.

We may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team and costly and could have a negative impact or our business. In some cases, we have agreed to indemnify our clients against some or all of these types of liabilities. We cannot assure you that we will not experience these problems in the future or that our insurance will cover all claims or that our insurance coverage will continue to be available at economically feasible rates.

We depend on our key management personnel.

Our continued success will depend to a significant extent on our senior management, including Jon F. Chait, our Chairman, President and CEO. The loss of the services of Mr. Chait or one or more key employees could have a material adverse effect on our business, financial condition and operating results. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could have a material adverse effect on our business, financial condition and operating results.

Government regulations may result in the prohibition or restriction of certain types of employment services we offer or in the imposition of additional licensing or tax requirements that may reduce our future earnings.

In many jurisdictions in which we operate, such as France, Germany and Japan, the temporary staffing industry is heavily regulated. For example, governmental regulations in Germany restrict the length of contracts of temporary employees and the industries in which temporary employees may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of temporary workers. For example, temporary workers in France are entitled to a 10% allowance for the precarious nature of employment, which is eliminated if a full-time position is offered to them within three days. The countries in which we operate may:

•	create additional regulations that prohibit or restrict the types of employment services that we currently provide;

•	impose new or additional benefit requirements;

•	require us to obtain additional licensing to provide staffing services; or

•	increase taxes, such as sales or value-added taxes, payable by the providers of staffing services.

Any future regulations that make it more difficult or expensive for us to continue to provide our staffing services may have a material adverse effect on our financial condition, results of operations and liquidity.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid dividends on our common stock, and we cannot assure you that any dividends will be paid in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earning and other factors deemed relevant by our board of directors. In addition, the terms of our credit facility prohibit us from paying dividends and making other distributions. We currently anticipate that we will retain all future earnings, if any, to finance growth and development of our business and do not anticipate paying cash dividends in the foreseeable future. As a result, only appreciation of the price of our common stock will provide a return to our stockholders.

There may be volatility in our stock price.

The market for our common stock has experienced price and volume fluctuations. Factors such as the announcement of variations in our quarterly financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market generally, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

The market price of our common stock can be influenced by professional securities analysts’ expectations about the ability of our business to grow and to achieve certain profitability targets. If our financial performance in a particular quarter does not meet the expectations of securities analysts, then this may adversely affect the views of those securities analysts concerning our growth potential and future financial performance. If the securities analysts who regularly follow our common stock lower their ratings for our common stock or lower their projections for our future growth or financial performance, then the market price of our common stock is likely to drop significantly.

Provisions in our organizational documents and Delaware law will make it more difficult for someone to acquire control of us.

Our certificate of incorporation and by-laws and the Delaware General Corporation Law contain several provisions that make more difficult an acquisition of control of us in a transaction not approved by our board of directors, including transactions in which stockholders might otherwise receive a premium for their shares over then current prices, and that may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Our certificate of incorporation and by-laws include provisions:

•	dividing our board of directors into three classes to be elected on a staggered basis, one class each year;

•	authorizing our board of directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

•	requiring that stockholders provide advance notice of any stockholder nomination of directors or any proposal of new business to be considered at any meeting of stockholders;

•	permitting removal of directors only for cause by a super-majority vote;

•	providing that vacancies on our board of directors will be filled by the remaining directors then in office;

•	requiring that a supermajority vote be obtained to amend or repeal specified provisions or our certificate of incorporation or by-laws; and

•	eliminating the right of stockholders to call a special meeting of stockholders or take action by written consent without a meeting of stockholders.

In addition, Section 203 of the Delaware General Corporation Law generally provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that the stockholder becomes an interested stockholder, unless a majority of the directors then in office approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder or specified stockholder approval requirements are met.

We agreed in the spin-off from Monster not to engage in certain specified transactions, including a sale of Hudson Highland to a third party acquirer, before March 31, 2005. In addition, we have agreed to indemnify Monster for any tax and certain other costs and expenses resulting from any acquisition or other issuance of our common stock that causes the spin-off from which we were created to become taxable to Monster.

ITEM 2. PROPERTIES

All of the Company’s operating offices are located in leased premises. Our principal office is currently located at 622 Third Avenue, New York, New York, where we occupy approximately 48,000 square feet of space under a lease with Monster expiring in July 2015.

In the United States Hudson Global Resources leases space in 32 locations with approximately 192,000 square feet, Highland Partners leases space in 5 locations with approximately 44,000 square feet and there are 8 leased locations with approximately 63,000 square feet, that are shared between the Hudson Global Resources, Highland Partners and corporate functions.

In the more than 20 non-U.S. countries in which the Company is located, Hudson Global Resources is the primary lessee of 94 locations with approximately 668,000 square feet and Highland Partners leases 2 locations with approximately 17,000 square feet, and 2 locations are shared with approximately 10,000 square feet. All leased space is considered to be adequate for the operation of its business, and no difficulties are foreseen in meeting any future space requirements. The Company owns three vacant buildings in India, with approximately 6,700 square feet, which the Company is currently offering for sale.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered in this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 3, 2004, regarding the executive officers of Hudson Highland Group, Inc.:

Name	Age	Title
Jon F. Chait	53	Chairman of the Board, President and Chief Executive Officer
Richard W. Pehlke	50	Executive Vice President and Chief Financial Officer
Margaretta Noonan	46	Executive Vice President, Human Resources
Richard A. Harris	45	Senior Vice President and Chief Information Officer
Neil J. Funk	52	Vice President, Internal Audit
Richard S. Gray	47	Vice President, Marketing and Communications
Steven B. London	41	Vice President, Global Treasurer
Ralph L. O’Hara	59	Vice President and Global Controller
Latham Williams	51	Vice President, Legal Affairs and Administration, Corporate Secretary

The following biographies describe the business experience of our executive officers:

Jon F. Chait has served as Chairman of the Board, President and Chief Executive Officer since the Company was spun off from Monster Worldwide, Inc. in March 2003. He joined Monster in October 2002 expressly in contemplation of the spinoff. Prior to joining the Company, Mr. Chait was the Chairman of Spring Group, PLC from May 2000 through June 2002, and Chief Executive Officer from May 2000 to March 2002. From 1998 through 2000, Mr. Chait founded and acted as Chairman and Chief Executive Officer of Magenta Limited, a developer of web-enabled human resources solutions, which was subsequently sold to Spring Group, PLC. Mr. Chait served as the Managing Director—International Operations of Manpower Inc. from 1995 to July 1998, Chief Financial Officer from August 1993 to 1998 and Executive Vice President and a director from September 1989 to July 1998. Mr. Chait is also a director of the Marshall and Ilsley Corporation, a bank holding company, and Krueger Inc., a manufacturer of office furniture.

Richard W. Pehlke has served as a director since April 2003 and as Executive Vice President, Chief Financial Officer since he joined the Company in February 2003. Prior to joining the Company, Mr. Pehlke served as an independent consultant for various companies from 2001 to 2003. From 2000 to 2001, Mr. Pehlke served as the Chief Financial Officer of ONE, Inc., a software implementation and consulting firm. Mr. Pehlke served as Vice President, Treasurer for Ameritech Corporation from 1994 to 1999 and as Vice President, Investor Relations from 1986 to 1993.

Margaretta Noonan has served as Executive Vice President, Human Resources since she joined the Company in January 2003. Prior to joining HH Group, Ms. Noonan served as Senior Vice President, Global Human Resources and corporate officer of Monster Worldwide, Inc. Prior to joining Monster in 1998, Ms. Noonan was Vice President, Human Resources—Stores, for the Lord & Taylor division of May Department Stores Company, a large retail department store, from February 1997 to May 1998 and was Vice President, Human Resources, of Kohl’s Corporation, a large retail department store, from November 1992 to February 1997.

Richard A. Harris has served as Senior Vice President and Chief Information Officer since joining the Company in January 2003. Prior to that, Mr. Harris served as the Chief Information Officer of Spring Group, PLC, a U.K. based human capital management company, from March 2001 to December 2002. Prior to joining Spring Group, PLC, Mr. Harris was the interim Chief Information Officer at TRS Staffing Services, a U.K. subsidiary of Fluor Corporation specializing in the technical staffing business, from 1999 to 2000. Mr. Harris also served as Chief Information Officer between 1994 and 1998 at TAC Worldwide, an information technologies staffing company.

Neil J. Funk has served as Vice President, Internal Audit since joining the Company in August 2003. Prior to joining the Company, Mr. Funk was a Senior Manager at Deloitte & Touche LLP, a multi-national auditing and consulting firm, from September 2000 until July 2003. Before joining Deloitte & Touche, Mr. Funk was with Prudential Financial, Inc., a large insurance company, specializing in personal financial planning from February 2000 until September 2000. Before joining Prudential Financial, Inc., Mr. Funk was District Audit Manager for PRG-Schultz, Inc., a recovery audit company, based in Atlanta, Georgia from September 1997 until February 2000.

Richard S. Gray has served as Vice President, Marketing and Communications since joining the Company in May 2003. Prior to joining the Company, Mr. Gray was Senior Vice President for Ogilvy Public Relations Worldwide, a large public relations firm, based in Chicago, Illinois from September 2002 until May 2003. Before joining Ogilvy Public Relations Worldwide, Mr. Gray was a Vice President, Marketing and Communications for Lante Corporation, an internet consulting boutique, in Chicago Illinois from November 1998 until November 2001.

Steven B. London has served as Vice President, Global Treasurer since joining the Company in April 2003. Prior to joining the Company, Mr. London was European Treasurer for Monster from April 2000 until March 2003. Prior to joining Monster Mr. London was Group Treasurer for SGB Group, plc, a manufacturer and distributor of products and services for building, civil engineering, industrial and event support applications, based in London England from September 1998 until April 2000.

Ralph L. O’Hara has served as Vice President and Controller since joining the Company in June of 2003. Prior to joining the Company, Mr. O’Hara was Chief Financial Officer and Treasurer for The Domestic and Foreign Missionary Society, a major not-for-profit organization also known as the Episcopal Church of the United States, from 2001 until June of 2003. Before joining The Domestic and Foreign Missionary Society, Mr. O’Hara was Controller for GATX Corporation, a specialized finance and leasing company, from 1986 until 2000.

Latham Williams has served as Vice President, Legal Affairs and Administration, Corporate Secretary since joining the Company in January 2003. Prior to joining the Company, Mr. Williams was a Partner, Leader Diversity Practice Group and Co-Leader Global Legal Practice in Monster’s executive search division. Prior to joining Monster in 2001, Mr. Williams was an equity partner with the international law firm of Sidley Austin Brown and Wood from 1993 to 2000, specializing in health care mergers and acquisitions and other insurance arrangements. Before joining Sidley Austin Brown and Wood, Mr. Williams was an equity partner in the Chicago-based law firm of Gardner, Carton & Douglas from 1981 to 1993.

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any of our directors or executive officers.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

The Company’s common stock is listed for trading on the Nasdaq National Market under the symbol “HHGP”. On December 31, 2003, there were approximately 1,500 holders of record of the Company’s common stock.

The following is a list by fiscal quarter of the market prices of the stock.

	Market Price
2003	High	Low
Fourth Quarter	25.00	18.44
Third Quarter	24.56	17.52
Second Quarter	19.04	9.00
First Quarter (1)	9.12	8.50

(1)	The Distribution of the Company’s stock occurred at the close of business March 31, 2003, the market prices indicated for the first quarter were for shares on a “when issued” basis from March 19 through March 31, 2003.

We have never declared or paid dividends on our common stock, and we currently do not intend to declare and pay dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. In addition, the terms of our credit facility prohibit us from paying dividends and making other distributions.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected financial data of the Company and has been derived from, and should be read together with, the consolidated financial statements and corresponding notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Items 7 and 8 of this Form 10-K. The Company’s consolidated financial statements prior to the Distribution reflect the historical financial position, results of operations and cash flows of the HH Group businesses transferred to the Company from Monster as part of the Distribution. The selected financial information included herein may not necessarily be indicative of the future performance of the Company as an independent company. The consolidated financial data as of and for the three years ended December 31, 2002, 2001 and 2000 are derived from HH Group audited financial statements. The historical consolidated financial data as of and for the year ended December 31, 1999 is derived from HH Group unaudited consolidated financial statements.

	Year Ended December 31,				Year Ended December 31, 1999
	2003	2002	2001	2000
	(dollars in thousands, except per share data)				(unaudited)
STATEMENT OF OPERATIONS:
Revenue	$1,085,299	$1,065,439	$1,287,798	$1,325,146	$1,130,010

Direct costs	682,270	653,569	716,262	652,916	590,296

Gross margin	403,029	411,870	571,536	672,230	539,714

Salaries and related, office and general, and marketing and promotion	483,695	451,922	542,239	612,863	502,998
Goodwill impairment charge	202,785	—	—	—	—
Business reorganization expenses	26,823	73,543	—	—	—
Merger and integration expenses	2,663	5,373	43,177	50,995	49,662
Amortization of intangibles	712	754	14,324	8,947	4,297

Total operating expenses	716,678	531,592	599,740	672,805	556,957

Loss from operations	$(313,649)	$(119,722)	$(28,204)	$(575)	$(17,243)

Loss before accounting change	$(328,812)	$(119,251)	$(34,195)	$(16,867)	$(39,751)
Net loss	$(328,812)	$(412,251)	$(34,195)	$(16,867)	$(39,751)
Basic loss per share before accounting change (1)	$(39.15)	$(14.28)	$(4.17)	$(2.14)	$(5.66)
Basic net loss per share (1)	$(39.15)	$(49.37)	$(4.17)	$(2.14)	$(5.66)

OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities	$(42,629)	$(110,834)	$11,416	$23,618	$(23,502)
Net cash used in investing activities	$(11,390)	$(16,589)	$(118,785)	$(109,491)	$(39,806)
Net cash provided by financing activities	$49,465	$112,054	$103,115	$101,671	$30,814

	December 31,
	2003	2002	2001	2000	1999
					(unaudited)
BALANCE SHEET DATA:
Current assets	$198,416	$215,916	$246,248	$305,581	$242,628
Total assets	$250,924	$467,104	$765,986	$686,592	$440,868
Current liabilities	$159,546	$133,714	$232,080	$250,913	$185,604
Long-term debt, less current portion	$302	$1,184	$2,917	$21,441	$41,298
Total stockholders’ equity	$69,361	$316,574	$522,680	$404,380	$201,616

(1)	For basic loss per share amounts for the periods prior to the Company’s spin-off from Monster on March 31, 2003, Monster’s weighted average number of shares was multiplied by the distribution ratio of one share of HH Group common stock for every thirteen and one-third shares of Monster common stock. Basic loss per share is computed by dividing the Company’s losses by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Background

For the periods presented in this Form 10-K primarily through the Distribution Date, the businesses described in this Form 10-K were conducted by Monster through the Constituent Companies. Immediately prior to the Distribution, Monster transferred the assets and liabilities of the Constituent Companies to HH Group at Monster’s historical cost. On the Distribution Date, Monster distributed to all of its stockholders of record one share of HH Group common stock for each thirteen and one-third shares of Monster common stock so held. Following the Distribution, HH Group became an independent public company and Monster has no continuing stock ownership interest in the Company. Prior to the Distribution, HH Group entered into several agreements with Monster in connection with, among other things, employee matters, income taxes, leased real property and transitional services. See Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for a description of the agreements.

The Company’s consolidated financial statements prior to the Distribution reflect the historical financial position, results of operations and cash flows of the HH Group businesses transferred to the Company from Monster as part of the Distribution. Additionally, net intercompany balances due to Monster have been contributed to HH Group and are reflected as divisional equity in the accompanying consolidated financial statements. The financial information included herein, however, may not necessarily reflect HH Group’s financial position, results of operations and cash flows in the future or what its financial position, results of operations and cash flows would have been had HH Group been a stand-alone company during the periods presented prior to the Distribution.

HH Group’s costs and expenses prior to March 31, 2003 in the accompanying consolidated financial statements include allocations from Monster for executive, legal, accounting, treasury, real estate, information technology, and other Monster corporate services and infrastructure costs because specific identification of the expenses is not practicable. The total corporate services allocated to HH Group from Monster for these costs were $5.1 million, $31.7 million and $26.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Monster also allocated business reorganization expenses and merger and integration expenses of $.1 million, $9.9 million and $1.2 million to HH Group for the years ended December 31, 2003, 2002 and 2001, respectively. The expense allocations were determined on the basis that Monster considered to be reasonable reflections of the utilization of services provided or the benefit received by the Constituent Companies using ratios that are primarily based on its revenue, net of costs of temporary contractors compared to Monster as a whole. Interest charges from Monster were allocated to the Constituent Companies only for that portion of third-party debt attributed to them.

Strategic Actions

The Company’s management is focused primarily on returning the Company to profitability, after five years of losses. The Company operated independently from Monster for the last three quarters of 2003. In 2002 and the first quarter of 2003 the Constituent Companies recognized losses due, in part, to merger and integration charges incurred in integrating prior acquisitions. Since the Distribution, additional reorganization charges were recorded primarily as a result of actions (described in more detail below) designed to rationalize various aspects of our cost structure. These charges included costs related to rationalization of real estate, integration of financial and management information systems, reductions in headcount, the write-off of redundant assets and impairment charges related to the goodwill recorded for the acquisitions. The Company also closed or sold a number of its smaller business units in Europe and North America after determining that these businesses were not viable profit centers in the near term. Within individual geographic regions, we have integrated the systems, management structures and compensation plans of our business units. Globally, our businesses operate under common financial policies and timetables, they report through a single consolidation system, and cash management is coordinated centrally from our corporate headquarters in New York.

Since the Distribution, we implemented several initiatives to speed the path to profitability and to meet our strategic goals.

•	Refocusing and Expanding our Hudson Global Resources North American operation. We have refocused the operations based on a field sales force strategy operating through a branch network, consistent with the professional staffing market at large. We have integrated the management structure of the various acquisitions, the compensation plans, the management reporting systems, and the back office systems. To create a stronger network of offices in the U.S., in the fourth quarter of 2002 and 2003 we expanded the footprint of our major practice groups through the use of existing real estate. We plan to continue to grow our business organically through this type of expansion.

•	Repositioning of our Highland Partners business. The strategic direction that we are following with our Highland Partners business is to become a global boutique operating at the highest end of the executive search market with a limited number of highly experienced Partners. To this end, in 2003, we significantly restructured our office network and reduced our headcount from 330 to approximately 200 to improve profitability and focus the delivery of our executive search services. In Europe, we have consolidated our Highland Partners business into two offices (London and Zurich) by closing or disposing of our operations in the Netherlands, Spain, Belgium, France and Germany. We also have integrated our Italian operations under common management with our Hudson Global Resources business. In Europe we reduced our workforce by 51 employees. In the Asia Pacific region, we have closed our New Zealand office and now operate solely in Australia under a common management structure with our Hudson Global Resources business. In North America we have reduced our workforce by 43 employees. We believe that the overall impact of these actions will improve our Highland Partners operating performance in 2004. In addition, the relationships between Highland Partners and Hudson Global Resources have been re-energized to deliver cross-selling benefits.

•	Productivity improvements in Hudson Australia/New Zealand. During the fourth quarter of 2003, we undertook a number of actions to enhance the productivity of our business in Hudson Australia/New Zealand. As a result, our headcount in Hudson Australia/New Zealand was reduced by 100 (or approximately 7%).

These actions resulted in charges of approximately $3.0 million and $21.8 million in the third and fourth quarter of 2003, respectively, which were recorded in business reorganization expenses, merger and integration expenses, depreciation and non-operating expenses. The aggregate expenses related to the business reorganization plans for 2003 was $26.8 million.

The Company recorded reorganization, merger and integration expense of $29.5 million, $78.9 million and $43.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The merger and integration charges were recorded in connection with its pooling of interest transactions, completed prior to June 2001, and consist of costs to integrate and/or exit certain aspects of the operations of its pooled entities, particularly in areas where duplicate functions and facilities existed. During 2003, the Company recorded $2.7 million related to changes in estimates to plans in merger and integration expense.

During the third quarter of 2003, the Company determined that goodwill should be tested for impairment due to current business conditions and changes in circumstances resulting from the Distribution, which established the Company as an independent entity with a separate market capitalization. As a result of this test and the related fair value examination, the Company recorded a non-cash goodwill impairment charge of $202.8 million. The impairment valuation was based upon a discounted cash flow approach that used estimated future revenues and costs for each business segment as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. The goodwill impairment charge wrote-off all goodwill in both of the Company’s business segments.

Prior to the Distribution, HH Group was not a separate taxable entity for federal, state or local income tax purposes and its operating results are included in Monster‘s tax return. Income taxes were calculated as if

HH Group filed separate tax returns. However, Monster was managing its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that HH Group would have followed or will follow as a stand-alone company.

Critical Accounting Policies and Items Affecting Comparability

Financial reporting relies on consistent application of company accounting policies that are based on generally accepted accounting principles. Management considers the accounting policies discussed below to be critical to understand HH Group’s financial statements and often require management judgment and estimates regarding matters that are inherently uncertain.

Revenue Recognition

Although the Company’s revenue recognition policy involves a relatively low level of uncertainty, it does require judgment on complex matters that is subject to multiple sources of authoritative guidance.

Hudson Global Resources. The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Temporary contracting revenues are reported gross when the Company acts as principal in the transaction and is at risk for collection. Revenues that do not meet the criteria for gross revenue reporting are reported on a net basis. Revenues generated when the Company permanently places an individual with a client are recorded at the time of acceptance of employment, net of an allowance for estimated fee reversals.

Highland Partners. Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment, consulting and related services performed on a retained basis. Fee revenue is generally one-third of the estimated first year compensation and reimbursed expenses, plus a percentage of the fee to cover indirect expenses. Fee revenue from executive recruitment is recognized when such services are earned. The Company generally bills clients in three monthly installments. Fees earned in excess of the initial contract amount are recognized at completion of the engagement. Reimbursed out-of-pocket expenses are included in revenue.

Accounts Receivable

The Company’s accounts receivable balances are composed of trade and unbilled receivables. The Company maintains an allowance for doubtful accounts and makes ongoing estimates as to the collectibility of the various receivables. If the Company determines that the allowance for doubtful accounts is not adequate to cover estimated losses, an expense to provision for doubtful accounts is recorded in selling, general and administrative expenses. If an account is determined to be uncollectible, it is written off against the allowance for doubtful accounts. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of these receivables, including the current credit-worthiness, financial stability and effect of market conditions on each customer.

Business Reorganization and Merger and Integration Plans

The Company has recorded significant charges and accruals in connection with its business reorganization, merger and integration plans. These reserves include estimates pertaining to employee separation costs and the settlement of contractual obligations resulting from its actions. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss and tax credit carryforwards, and tax contingencies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

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

Intangibles

Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of client lists, trademarks and, prior to September 30, 2003, goodwill. With the exception of goodwill, these costs are being amortized over periods ranging from two to seventeen years on a straight-line basis. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from 20 to 30 years. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and suspended the amortization of goodwill. In accordance with the transitional provisions of SFAS 142, goodwill has not been amortized since January 1, 2002; instead, the Company evaluates its goodwill annually for impairment, or earlier if indicators of potential impairment exist. See Note 4 for the impact of the adoption of SFAS 142 and subsequent impairment charges.

In the third quarter of 2003, the Company recorded a non-cash goodwill impairment charge of $202.8 million. The impairment charge was recorded after the Company completed a goodwill impairment evaluation based on a valuation of the related businesses. The valuation was based upon a discounted cash flow approach that used estimated future revenues and costs for each business segment as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. The goodwill impairment charge wrote-off all goodwill related to both of the Company’s business segments. As a result of the adoption of SFAS 142 on January 1, 2002, the Company recorded a non-cash impairment charge of $293.0 million to reduce the carrying value of goodwill. Intangible asset amortization expense for the years ended December 31, 2003, 2002 and 2001 was $.7 million, $.8 million and $14.3 million, respectively. Amortization expense in 2001 included amortization expense for goodwill of $13.5 million.

Results of Operations

The following table sets forth the Company’s revenue, operating loss, net loss, temporary contracting revenue, direct costs of temporary contracting and temporary contracting gross margin for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands).

	For the Year ended December 31,
	2003	2002	2001
Hudson Global Resources revenue	$1,021,256	$998,467	$1,178,338
Highland Partners revenue	64,043	66,972	109,460

Revenue	$1,085,299	$1,065,439	$1,287,798

Hudson Global Resources gross margin	$342,692	$346,705	$462,076
Highland Partners gross margin	60,337	65,165	109,460

Gross Margin	$403,029	$411,870	$571,536

Operating loss	$(313,649)	$(119,722)	$(28,204)

Net loss	$(328,812)	$(412,251)	$(34,195)

TEMPORARY CONTRACTING DATA (1):
Temporary contracting revenue	$775,674	$771,253	$898,372
Direct costs of temporary contracting	644,011	631,501	698,598

Temporary contracting gross margin	$131,663	$139,752	$199,774

Gross margin as a percent of revenue	17.0%	18.1%	22.2%

(1)	Temporary contracting revenues are a component of Hudson revenues. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Constant Currencies

The Company defines the term “constant currencies” to mean that financial data for a period are translated into U.S. Dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in revenues, direct costs, gross margin and selling, general and administrative expenses include the effect of changes in foreign currency exchange rates. Variance analysis usually describes period-to-period variances that are calculated using constant currency as a percentage. The Company’s management reviews and analyzes business results in constant currencies and believes these results better represent the Company’s underlying business trends.

The Company believes that these calculations are a useful measure, indicating the actual change in operations. Earnings from subsidiaries are rarely repatriated to the United States, and there are not significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition (dollars in thousands).

	For the Year Ended December 31,
	2003			2002
	As reported	Currency Translation	Constant Currencies	As reported
Hudson Global Resources revenue	$1,021,256	$(98,695)	$922,561	$998,467
Highland Partners revenue	64,043	(3,129)	60,914	66,972

Total revenue	1,085,299	(101,824)	983,475	1,065,439

Direct costs	682,270	(61,921)	620,349	653,569

Gross margin	$403,029	$(39,903)	$363,126	$411,870

Selling, general and administrative expenses (1)	$484,407	$(43,660)	$440,747	$452,676

(1)	Selling, general and administrative expenses include the Consolidated Statements of Operations’ captions: salaries and related, office and general, marketing and promotion, and amortization of intangibles.

The Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Prior to the Distribution, the HH Group businesses were conducted by Monster, and results herein may not necessarily be indicative of the future performance of the Company as an independent company.

The Company’s financial results for the year ended December 31, 2003, include the results for the first quarter of 2003, when the Company was a wholly-owned subsidiary of Monster.

Total revenues for the year ended December 31, 2003 were $1,085.3 million, an increase of $19.9 million or 1.9%, as compared to total revenues of $1,065.4 million for the year ended December 31, 2002. On a constant currencies basis total revenues decreased 7.7% comparing 2003 with 2002. This decrease was due to the effects of weak global economic and labor environments, which reduced demand for the Company’s services primarily in the U.S. and Asia Pacific temporary contracting markets.

Hudson Global Resources (“Hudson”) revenues were $1,021.3 million for the year ended December 31, 2003, up 2.3% from $998.5 million in 2002. On a constant currencies basis, Hudson’s 2003 revenues decreased 7.6% compared to 2002. This decrease reflected lower revenue from temporary staffing, largely due to lower demand for domestic information technology (“IT”) staffing, lower temporary staffing in Asia Pacific markets, and lower demand for permanent staffing services in all regions.

Highland Partners (“Highland”) revenues of $64.0 million for the year ended December 31, 2003 were down 4.4% from $67.0 million for 2002, reflecting the continued adverse impact that the challenging global economy is having on executive level search placements. On a constant currencies basis, Highland revenues decreased 9.0% comparing 2003 results with 2002.

Direct costs for the year ended December 31, 2003 were $682.3 million compared to $653.6 for 2002. On a constant currencies basis, direct costs decreased 5.1% for 2003 results in comparison to the prior year. The decrease was the result of lower requirements for temporary contractors.

Gross margin, defined as revenue less direct costs, for the year ended December 31, 2003 was $403.0 million, lower by $8.9 million, or 2.1%, from $411.9 million reported for the year ended December 31, 2002, as a result of changes in business mix and margin pressure in Hudson Asia Pacific and Hudson Europe. On a constant currencies basis, gross margin decreased by 11.8% for the year ended December 31, 2003 when compared to the year ended December 31, 2002. Gross margin as a percentage of revenue also declined to 37.1% for 2003 results, from 38.7% for 2002 results. The decrease in gross margin was primarily due to: lower revenue in temporary staffing, particularly in Hudson Asia Pacific; Hudson North America’s lower demand in the domestic IT market; a decline in Hudson’s permanent staffing revenue, particularly in Europe; and an increase in direct costs associated with permanent staffing out-of-pocket expenses.

Selling, general and administrative expenses for the year ended December 31, 2003 were $484.4 million, higher by 7.0% when compared with $452.7 million for 2002. Selling general and administrative expenses were 44.6% and 42.5% as a percentage of revenue for full year 2003 and 2002, respectively. On a constant currencies basis, the 2003 selling, general and administrative expenses decreased by 2.6% compared to 2002. A higher provision for doubtful accounts and the reclassification of certain transactions with Monster to selling expenses negatively impacted these expenses for 2003 compared to 2002. This was partially offset by continued cost cutting in reaction to the current economic and labor environment.

In the third quarter of 2003, the Company determined that goodwill should be tested for impairment due to current business conditions and changes in circumstances resulting from the Distribution, which established the Company as an independent entity with a separate market capitalization. As a result of this test and the related fair value examination, the Company recorded a non-cash goodwill impairment charge of $202.8 million. The impairment valuation was based upon a discounted cash flow approach that used estimated future revenues and costs for each business segment as well as appropriate discount rates. The estimates that were used were consistent with the plans and estimates the Company was using to manage the underlying business. The goodwill impairment charge wrote off all goodwill related to both of the Company’s business segments.

Business reorganization expense for the year ended December 31, 2003 totaled $26.8 million as compared to $73.5 million in 2002. The 2002 expenses related to the cost of streamlining operations as announced in the second quarter of 2002 and costs accrued for the spin-off of the Company by Monster. The expenses for 2003 were for the continuation of the process to streamline operations and the spin-off of the Company begun in 2002 and for the decision to close down or sell a number of smaller business units in Europe and North America. The expenses recognized in 2003 for actions started in 2002 were primarily changes in estimates for the close down of facilities and additional severance.

Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions completed before June 2001 and the integration of such companies. For the year ended December 31, 2003, merger and integration costs were $2.7 million, a reduction of $2.7 million from the prior year. Merger and integration expenses included lease obligations, office integration costs, and the write-off of fixed assets that will not be used in the future, and severance, professional fees and employee stay bonuses to certain key personnel of the merged companies. The expenses decreased in 2003 because no new pooling-of-interest acquisitions were completed, and actions taken related to previous pooling-of-interest business transactions decreased as those actions neared termination, offset by revised estimates on those actions resulting in higher expenses for certain lease obligations.

Operating loss for the year ended December 31, 2003 was $313.6 million compared to an operating loss of $119.7 million for the comparable period in 2002. The increase in the loss was primarily the result of the goodwill impairment charge of $202.8 million recorded in 2003, higher selling, general and administrative expenses of $31.7 million and lower gross margin of $8.9 million, partially offset by a reduction in business reorganization expenses of $46.7 million.

Hudson’s operating loss for the year ended December 31, 2003 was $246.7 million compared to an operating loss of $64.4 million for 2002. The 2003 loss included a goodwill impairment charge of $195.4 million, higher allowances for doubtful accounts of $7.9 million, and lower business reorganization and merger and integration costs of $35.7 million when compared to 2002 results.

Highland’s operating loss for the year ended December 31, 2003 was $35.0 million compared to an operating loss of $13.6 million for 2002. The full year 2003 loss included higher selling and administrative costs of $13.1 million, a goodwill impairment charge of $7.4 million and reorganization expenses of $10.8 million. The 2002 results included reorganization expenses of $16.3 million.

Corporate expense for the year ended December 31, 2003 was $32.0 million, compared to the Monster expense allocation of $41.6 million for 2002. For 2003 business reorganization and merger and integration expenses were lower by $9.7 million compared to 2002 results.

Other non-operating expense, including net interest expense, was $3.1 million for the year ended December 31, 2003 and $.5 million for 2002. The increase in expense was from the loss on sale of three non-U.S. subsidiaries during 2003.

The provision for income taxes for the year ended December 31, 2003 was $12.0 million on a pretax loss of $316.8 million, compared with a benefit of $1.0 million on a pretax loss of $120.3 million for 2002. The provision for income taxes in 2003 included an $11.1 million expense for the increased valuation allowances established for deferred tax assets, whose future utilization was not reasonably assured. The Company’s effective tax rate for year ended December 31, 2003 differs significantly from the U.S. Federal statutory rate of 35% (an effective rate is not calculable as there is a provision for a pre-tax loss) as a result of the inability of the Company to recognize benefits from its current losses related to the goodwill impairment charge and current losses from its businesses where the future ability to utilize its loss carryforwards is not reasonably assured, as well as valuation allowances on previously established deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin-off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions.

Net loss before accounting change was $328.8 million for the year ended December 31, 2003, compared with a loss of $119.3 million for 2002.

In conjunction with the adoption of SFAS 142 as of the beginning of fiscal year 2002, the Company completed the transitional goodwill impairment evaluation for its operating segments. The results of the impairment evaluation indicated that the carrying value of goodwill was not fully supportable. Accordingly, the Company recorded as a cumulative effect of an accounting change a one-time goodwill impairment charge of $293.0 million at January 1, 2002 to reduce the carrying value of goodwill to its estimated fair value.

Net loss was $328.8 million for the year ended December 31, 2003 compared with a net loss of $412.3 million for 2002. Basic and diluted loss per share on loss before accounting change for the year ended December 31, 2003 was a loss of $39.15 per share, compared to a loss of $14.28 per share in the year ended December 31, 2002. Basic and diluted loss per share for the year ended December 31, 2003 was a loss of $39.15 per share, compared to a loss of $49.37 per share in the year ended December 31, 2002. Basic average shares outstanding were essentially unchanged between the two periods. For the 2003 and 2002 periods, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

The Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Prior to the Distribution, the Constituent Companies’ businesses were conducted by Monster, and results herein may not necessarily be indicative of the future performance of the Company as an independent company.

Total revenues for the year ended December 31, 2002 were $1,065.4 million, a decrease of $222.4 million, or 17.3%, as compared to total revenues of $1,287.8 million in 2001. This decrease is primarily due to the effects of weak global economic and labor environments, which reduced demand for the Constituent Companies services. Temporary contracting gross margins in the eResourcing business decreased $60.0 million, or 30.0%, for the year ended December 31, 2002, compared to $199.8 million in the year ended December 31, 2001 primarily due to lower demand for temporary labor sources and the Constituent Companies’ inability to maintain overall gross margin percentages in transactions with its clients.

eResourcing revenues were $998.5 million for the year ended December 31, 2002, down 15.3% from $1,178.3 million for 2001, reflecting lower demand for both permanent employees and temporary contractors. As a result of the weak global economic and labor environment, eResourcing had to lower temporary contracting fees to remain competitive within certain professional groups, such as engineering, offset by fee increases in other professional groups, such as accounting and finance. Overall, temporary contracting gross margin decreased to 18.1% for the year ended December 31, 2002 from 22.2% in 2001.

Executive Search revenues of $67.0 million in the year ended December 31, 2002 were down 38.9% from $109.5 million in 2001, again reflecting the continued impact that the challenging global economy had on executive level search placements, particularly in the United States.

Direct costs for the year ended December 31, 2002 were $653.6 million, compared to $716.3 million for 2001. The decrease of $62.7 million or 8.8% is primarily due to staff reductions in eResourcing that began in the latter part of 2001 as a result of its clients’ reduced demand for temporary labor.

Gross margin of $411.9 million in the year ended December 31, 2002 was down 27.9% from $571.5 in 2001, reflecting the reductions of revenues mentioned above, partially offset by the reductions in direct costs instituted in the eResourcing businesses.

Selling, general and administrative expenses for the year ended December 31, 2002 were $452.7 million, compared with $556.6 million for 2001. The decrease of $103.9 million, or 18.7%, is due primarily to cost cutting measures that the Constituent Companies began implementing near the end of 2001 and a reduction in amortization of intangibles of $13.6 million resulting from the adoption of new accounting principles regarding goodwill amortization in 2002.

Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the year ended December 31, 2002, merger and integration costs were $5.4 million, a decrease of $37.8 million, or 87.6%, compared with $43.2 million for 2001. These expenses include lease obligations, office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees and employee stay bonuses to certain key personnel of the merged companies. The decrease in 2002 from 2001 is a result of lower employee related expenses of $16.9 million and lower costs associated with the consolidation of facilities of $21.0 million from the finalization of its exit strategies related to its pooled businesses.

Business reorganization and other special charges were $73.5 million for the year ended December 31, 2002. The charge is comprised of severance and related costs of $30.7 million, accruals for future lease obligations on exited properties of $24.9 million and the write-off of fixed assets, primarily leasehold improvements, computer equipment and software of $9.4 million and professional fees of $8.5 million. The continued weakness in the markets served by the Constituent Companies required a renewed emphasis on streamlining operations.

Operating loss for the year ended December 31, 2002 was $119.7 million, compared to an operating loss of $28.2 million in 2001. The increased loss was primarily the result lower gross margin of $159.7 million, 2002 business reoganization charges of $73.5 million, partially offset by lower selling, general and administrative expenses of $103.9 million, and lower merger and integration expenses of $37.8 million.

The benefit for income taxes for the year ended December 31, 2002 was $1.0 million on a pretax loss of $120.3 million, compared with a provision of $3.7 million on a pretax loss of $30.4 million for 2001. The

Constituent Companies provided for income taxes in profitable jurisdictions, and recorded a full valuation allowance on the tax benefit of losses in certain jurisdictions where it could not currently be demonstrated that it was more likely than not that the tax benefits will be realized. In 2002, the effective tax rate of .8% differs from the U.S. Federal statutory rate of 35% due to valuation allowances on deferred tax assets, net operating losses retained /utilized by Monster, certain non-deductible expenses such as amortization, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions and other international tax strategies.

In conjunction with the adoption of SFAS 142, as of the beginning of fiscal year 2002, the Constituent Companies completed a goodwill impairment review for both of its operating segments. The results of its impairment review indicated that the carrying value of goodwill may not be recoverable. Accordingly, the the Constituent Companies recorded a goodwill impairment charge of $293.0 million at January 1, 2002 to reduce the carrying value of goodwill to its estimated fair value. This charge is reflected in the statement of operations for the year ended December 31, 2002 as a cumulative effect of accounting change.

Net loss was $412.3 million for the year ended December 31, 2002, compared with a net loss of $34.2 million for the prior year.

Liquidity and Capital Resources

Prior to the Distribution, cash receipts associated with the HH Group business were largely retained by Monster, and Monster funded HH Group’s cash needs for operating activities, capital expenditures and acquisitions. The cash balances at December 31, 2002 were based on the results of HH Group’s operations and the net cash resulting from inter-company transfers between HH Group and Monster. The investing and financing activities discussed below during 2002 and the first quarter of 2003 were funded as a result of activities entered into by Monster and relating to HH Group operations. The Company’s long-term debt of $.8 million primarily related to capital lease obligations as of December 31, 2003.

The Company’s liquidity needs arise primarily from funding working capital requirements, as well as capital investment in information technology. Prior to the Distribution, HH Group historically relied upon Monster’s centralized cash management function and Monster’s line of credit facility. Legal obligation for settlement of such liabilities will remain with the Company. In connection with the Distribution, Monster provided HH Group with a cash balance of $40.0 million upon completion of the Distribution on March 31, 2003, agreed to reimburse the Company for $13.5 million of cash payments (the Company received payments totaling $8.0 million during 2003 and will receive payments of $2.5 million from Monster in the first month subsequent to the end of each quarter through the second quarter of 2004) due under its accrued integration restructuring and business reorganization plans. At December 31, 2003 receivables from Monster for amounts agreed upon in the Distribution were $5.5 million.

The Company has a senior secured credit facility for $30.0 million with Wells Fargo Foothill, Inc. (the “Foothill Credit Facility”). The Foothill Credit Facility originally had a term of three years, beginning March 31, 2003. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of December 31, 2003, the Company has not borrowed any amounts under this credit facility, but had letters of credit issued and outstanding of $3.4 million, leaving $26.6 million available from the facility. The Foothill Credit Facility may be increased to $50.0 million at the option of Wells Fargo Foothill upon syndication for the additional $20.0 million.

On March 2, 2004, the Company entered into an amendment of the Foothill Credit Facility that established the adjusted EBITDA and capital expenditure covenant levels for fiscal year 2004 and extended the maturity date of the Foothill Credit Facility by one year to March 31, 2007. The adjusted EBITDA covenant generally provides that the Company’s adjusted EBITDA (as defined in the Foothill Credit Facility) loss for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2004 may not exceed $48.5 million, $35.5 million, $25.5 million and $8.0 million, respectively. The capital expenditure covenant provides that the Company’s capital expenditures for 2004 may not exceed $11.0 million.

The Foothill Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain its adjusted EBITDA and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

During the years ended December 31, 2003, 2002 and 2001, the Company (used) provided cash in operating activities of $(42.6) million, $(110.8) million and $11.4 million, respectively. Cash usage decreased in 2003 from 2002 as a result of improved working capital accounts, primarily accounts receivable and current liabilities. These improvements in cash flow were partially offset by higher spending related to the business reorganization actions in 2003.

During the years ended December 31, 2003, 2002 and 2001, the Company used cash in investing activities of $11.4 million, $16.6 million and $118.8 million, respectively. This use of cash was primarily related to capital expenditures in the normal course of operations and payments related to businesses purchased in prior years. The decreased use of cash in 2003 compared to 2002 was the result of lower payments related to prior period purchases of businesses, as these projects were essentially completed in 2002, partially offset by higher capital expenditures primarily related to office relocations.

During the years ended December 31, 2003, 2002 and 2001, the Company generated cash from financing activities of $49.5 million, $112.1 million and $103.1 million, respectively. The cash funding from Monster and debt payments to third parties were both lower in 2003 compared to 2002. The Company received $1.3 million for the issuance of its common stock under the Employee Stock Purchase Plan in 2003.

Future capital requirements

The Company’s near-term cash requirements are primarily related to funding operations, a portion of prior year restructuring actions and capital expenditures. The Company has experienced negative cash flow from operations and expects to continue to use cash to meet it operating requirements during fiscal 2004. The Company believes that the cash and cash equivalents on hand at December 31, 2003 supplemented by the existing borrowing facility are sufficient to fund the cash requirements for the next 12 months. However, the Company cannot provide assurance that actual cash requirements will not be greater than currently expected. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

The Company has an effective shelf registration statement with the SEC for the issuance of up to $25.0 million of common stock or debt securities, in one or more series, consisting of notes, debentures or other evidence of indebtedness.

Off-Balance Sheet Arrangements. As of December 31, 2003, the Company had no off-balance sheet arrangements.

Contractual Obligations. The Company has entered into various commitments that will affect its cash generation capabilities going forward. Particularly, it has entered into several non-cancelable operating leases for facilities and equipment worldwide. Future contractual obligations as of December 31, 2003 are as follows (amounts in thousands) (commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2003):

Contractual Obligation(1)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$42,407	$69,522	$55,466	$114,923	$282,318
Capital lease obligations	429	292	10	—	731
Long term debt obligations	24	—	—	—	24
Purchase obligations	700	—	—	—	700
Other long term liabilities:
Reorganization expenses	11,543	9,000	5,840	—	26,383
Merger and integration expenses	2,960	2,300	1,184	—	6,444

Total	$58,063	$81,114	$62,500	$114,923	$316,600

(1)	Other long-term liabilities of $3,391, primarily related to mandated employee benefit obligations, do not have readily determinable payment periods and are not included in this schedule.

REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions, that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the impact of global economic fluctuations on the Company’s temporary contracting operations, (2) the cyclical nature of the Company’s executive search and mid-market professional staffing businesses, (3) the Company’s ability to manage its growth, (4) risks associated with expansion, (5) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (6) competition in the Company’s markets, (7) fluctuations in the Company’s operating results from quarter to quarter, (8) risks relating to the Company’s foreign operations, including foreign currency fluctuations, (9) the Company’s dependence on its highly skilled professionals and key management personnel, (10) the impact of employees departing with existing executive search clients, (11) risks maintaining the Company’s professional reputation and brand name, (12) restrictions imposed by blocking arrangements, (13) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (14) the impact of government regulations, (15) the Company’s ability to successfully operate as an independent company and the level of costs associated therewith, and (16) restrictions on the Company’s operating flexibility due to the terms of its credit facility. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our borrowings are in fixed rate equipment leases and seller financed notes. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. We do not trade derivative financial instruments for speculative purposes.

We also conduct operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, the Netherlands, New Zealand and the United Kingdom. For the year ended December 31, 2003 approximately 75% of our gross margin was earned outside the United States and collected in local currency, and related operating expenses also were paid in such corresponding local currency. Accordingly, we are subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the year ended December 31, 2003, we had a translation gain of $14.4 million, primarily attributable to the weakening of the U.S. dollar against the Australian dollar, the British pound, and the Euro.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on intercompany loan balances. At December 31, 2003, the two outstanding foreign currency forward contracts had terms of no more than two months. The principal currencies hedged are the Euro and the Australian Dollar.

The notional value of the Company’s hedging instruments was approximately $3.5 million at December 31, 2003. The fair value of these hedging instruments is subject to change as a result of potential changes in foreign exchange rates. The Company assesses its market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values based on a hypothetical 10% change in currency rates. The potential loss in fair value for foreign exchange rate-sensitive instruments, all of which were forward foreign currency contracts, based on a hypothetical 10% decrease in the value of the U.S. dollar or, in the case of non-dollar-related instruments, the currency being purchased, was $0.4 million at December 31, 2003. However, the change in the fair value of foreign exchange rate-sensitive instruments would likely be offset by a change in the fair value of the intercompany loans being hedged. The estimated fair values of the foreign exchange risk management contracts were determined based on quoted market prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenue	$1,085,299	$1,065,439	$1,287,798

Direct costs (Note 2)	682,270	653,569	716,262

Gross margin	403,029	411,870	571,536

Operating expenses:
Salaries and related	318,070	323,753	397,102
Office and general	142,668	117,315	125,766
Marketing and promotion	22,957	10,854	19,371
Goodwill impairment charge	202,785	—	—
Business reorganization expenses	26,823	73,543	—
Merger and integration expenses	2,663	5,373	43,177
Amortization of intangibles	712	754	14,324

Total operating expenses	716,678	531,592	599,740

Operating loss	(313,649)	(119,722)	(28,204)

Other expense:
Interest expense, net	283	322	1,901
Other, net	2,859	224	343

Loss before provision (benefit) for income taxes and accounting change	(316,791)	(120,268)	(30,448)

Provision (benefit) for income taxes	12,021	(1,017)	3,747

Loss before accounting change	(328,812)	(119,251)	(34,195)
Cumulative effect of accounting change	—	(293,000)	—

Net loss	$(328,812)	$(412,251)	$(34,195)

Basic and diluted loss per share:
Loss before accounting change	$(39.15)	$(14.28)	$(4.17)
Cumulative effect of accounting change	$—	$(35.09)	—

Net loss	$(39.15)	$(49.37)	$(4.17)

Weighted average shares outstanding	8,399	8,350	8,208

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$26,137	$25,908
Accounts receivable, less allowance for doubtful accounts of $6,403 and $10,281, respectively	149,042	171,091
Prepaid and other	17,719	18,917
Due from Monster	5,518	—

Total current assets	198,416	215,916

Property and equipment, net	38,625	34,106
Other assets	11,703	15,145
Intangibles, net	2,180	201,937

Total assets	$250,924	$467,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,495	$28,305
Accrued expenses and other current liabilities	118,095	83,691
Accrued business reorganization expenses	11,543	15,797
Accrued merger and integration expenses	2,960	4,943
Current portion of long-term debt	453	978

Total current liabilities	159,546	133,714

Accrued business reorganization expenses, non-current	14,840	10,048
Accrued merger and integration expenses, non-current	3,484	3,992
Other long-term liabilities	3,391	1,592
Long-term debt, less current portion	302	1,184

Total liabilities	181,563	150,530

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued and outstanding 8,573 and 0, respectively	9	—
Additional paid-in capital	315,130	—
Retained deficit	(284,801)	—
Accumulated other comprehensive income—translation adjustments	39,023	24,660
Total divisional equity	—	291,914

Total stockholders’ equity	69,361	316,574

	$250,924	$467,104

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(328,812)	$(412,251)	$(34,195)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill impairment charge	202,785	—	—
Depreciation and amortization	21,299	21,061	33,290
Provision (credit) for doubtful accounts	13,482	3,323	(1,568)
Net loss on disposal and write-off of fixed assets	3,962	9,192	513
Net loss on write-off of other assets	—	5,054	—
Provision for (benefit from) deferred income taxes	11,082	(4,343)	(1,109)
Cumulative effect of accounting change	—	293,000	—
Changes in assets and liabilities, net of effects from purchases of businesses:
Decrease in accounts receivable	21,003	125	92,097
Decrease in other assets	2,260	4,998	16,173
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	14,201	(41,574)	(96,286)
(Decrease) increase in accrued business reorganization expenses	(1,404)	25,845	—
(Decrease) increase in accrued merger and integration expenses	(2,487)	(15,264)	2,501

Total adjustments	286,183	301,417	45,611

Net cash (used in) provided by operating activities	(42,629)	(110,834)	11,416

Cash flows used in investing activities:
Capital expenditures	(10,710)	(8,354)	(15,297)
Payments for acquisitions and intangible assets, net of cash acquired	(680)	(8,235)	(103,488)

Net cash used in investing activities	(11,390)	(16,589)	(118,785)

Cash flows from financing activities:
Net payments on long-term debt	(1,166)	(53,311)	(22,455)
Issuance of common stock—Employee Stock Purchase Plan	1,302	—	—
Payments on receivable from Monster	8,012	—	—
Net cash transfers received from Monster, prior to Distribution	41,317	165,365	125,570

Net cash provided by financing activities	49,465	112,054	103,115

Effect of exchange rates on cash and cash equivalents	4,783	3,605	(1,449)

Net increase (decrease) in cash and cash equivalents	229	(11,764)	(5,703)
Cash and cash equivalents, beginning of year	25,908	37,672	43,375

Cash and cash equivalents, end of year	$26,137	$25,908	$37,672

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Retained deficit	Divisional equity	Accumulated other comprehen- sive income (loss)	Total	Total compre- hensive income (loss)
	Shares	Value
Balance January 1, 2001	—	$—	$—	$—	$413,918	$(9,538)	$404,380
Net loss					(34,195)		(34,195)	$(34,195)
Other comprehensive loss, translation adjustments						(8,362)	(8,362)	(8,362)
Cash transfers from Monster					125,570		125,570
Non-cash equity contributions from Monster					35,287		35,287

Balance December 31, 2001	—	—	—	—	540,580	(17,900)	522,680	$(42,557)

Net loss					(412,251)		(412,251)	$(412,251)
Other comprehensive income, translation adjustments						42,560	42,560	42,560
Cash transfers from Monster					165,365		165,365
Non-cash equity distributions to Monster					(1,780)		(1,780)

Balance December 31, 2002	—	—	—	—	291,914	24,660	316,574	$(369,691)

Net loss January 1, 2003 to March 31, 2003					(44,011)		(44,011)	$(44,011)
Cash transfers from Monster					41,317		41,317
Non-cash equity contributions from Monster					24,150		24,150
Transfer of divisional equity to Common stock and additional paid-in-capital	8,381,608	8	313,362		(313,370)
Net loss April 1, 2003 to December 31, 2003				(284,801)			(284,801)	(284,801)
Other comprehensive income, translation adjustments						14,363	14,363	14,363
Shares issued under employee stock purchase plans	98,777	1	1,301				1,302
Compensation on restricted stock issuance	92,375	—	467				467

Balance December 31, 2003	8,572,760	$9	$315,130	$(284,801)	$—	$39,023	$69,361	$(314,449)

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. REORGANIZATION, BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Reorganization

Hudson Highland Group, Inc. and its subsidiaries (the “Company”) comprise the operations, assets and liabilities of Hudson Global Resources (“Hudson”) and Highland Partners (“Highland”), formerly the eResourcing and Executive Search business segments (“HH Group”) of Monster Worldwide, Inc. (“Monster”) (formerly TMP Worldwide Inc). In October 2002, Monster announced a plan to distribute to its stockholders the shares of HH Group, a wholly owned subsidiary of Monster (the “Distribution”). Immediately prior to the Distribution, Monster transferred substantially all the assets and liabilities of its eResourcing and Executive Search business segments to HH Group. These assets and liabilities are reflected in HH Group’s financial statements at Monster’s historical cost. On March 31, 2003 (the “Distribution Date”), Monster distributed to all of its stockholders of record one share of HH Group common stock for each thirteen and one-third shares of Monster common stock so held. The assets and liabilities of the Company consist primarily of businesses Monster acquired at various times in prior years.

Basis of Presentation

The consolidated financial statements have been derived from the financial statements and accounting records of Monster for all periods through the Distribution Date, using the historical results of operations and historical basis of the assets and liabilities of the Company’s business. In connection with the Distribution, the inter-company balances due to Monster were contributed by Monster to equity; accordingly, such balances are reflected as divisional equity for periods prior to March 31, 2003, at which time the amount was reclassified to common stock and additional paid-in capital. Earnings and losses are accumulated in retained earnings (deficit) starting April 1, 2003. The terms of the distribution agreement with Monster did not require repayment or distribution of any portion of the divisional equity back to Monster. HH Group’s costs and expenses in the accompanying consolidated financial statements for periods prior to March 31, 2003 include allocations from Monster for executive, legal, accounting, treasury, real estate, information technology and other Monster corporate services and infrastructure costs because specific identification of the expenses is not practicable. The total corporate services allocation to HH Group from Monster was $5,123, $31,707 and $26,224 for the years ended December 31, 2003, 2002 and 2001, respectively. The expense allocations were determined on the basis that Monster and HH Group considered to be reasonable reflections of the utilization of services provided or the benefit received by HH Group using ratios that are primarily based on the Company’s revenue, net of direct costs of temporary contractors, compared to Monster as a whole. Monster also allocated to HH Group certain merger and integration expenses and business reorganization expenses of $137, $9,932 and $1,166 for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in corporate expenses. The financial information included herein prior to March 31, 2003 may not necessarily reflect the financial position and results of operations of the Company in the future or what these amounts would have been had it been a separate, stand-alone entity during the periods presented prior to the Distribution.

Business Segments

The Company is one of the world’s largest specialized staffing and executive search firms. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and career management services to clients operating in a wide range of businesses. The Company focuses on mid-level executives having specialized professional qualifications and at the senior executive level.

The Company is organized into two operating segments, Hudson and Highland.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Hudson Global Resources. Hudson primarily focuses on providing professional temporary and contract personnel and business solutions to its clients and mid-level executive recruitment or placement services. Mid-level executives and professionals are those who typically earn between $50,000 and $150,000 annually, and possess the set of executive or professional skills and/or profile required by its clients. In the case of the temporary and contracting business, Hudson primarily focuses on the placement of professionals or executives in temporary assignments that can range from one day to more than twelve months. Hudson’s sales strategy focuses on clients operating in particular sectors, such as health care, financial services, and technology and communications. Hudson supplies candidates in a variety of specialist fields such as law, accounting, banking and finance, health care, engineering, human resources, sales and marketing, technology and science. Hudson uses both traditional and interactive methods to find and recruit potential candidates for its clients, employing a suite of products that assess talent and help predict whether a candidate will be successful in a given role.

Hudson also provides a variety of other services, including career management, executive assessment and coaching, and human resources consulting. These service offerings are growing at a higher rate than the recruitment and placement businesses and the Company’s management believes this will help balance the cyclical nature of its core offerings. These services allow Hudson to offer clients a comprehensive set of human capital management services, ranging from temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent workers, and to outplacement. These services are marketed under the name Hudson Human Capital Solutions in certain markets around the world.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions between and among the Company and its subsidiaries have been eliminated in consolidation. Transactions and balances between the Company and Monster are included in the accompanying consolidated financial statements.

Nature of Business and Credit Risk

The Company’s revenues are earned from executive placement services, mid-level employee professional staffing and temporary contracting services. These services are provided to a large number of customers in many different industries. The Company operates principally throughout North America, the United Kingdom, Continental Europe and the Asia Pacific region (primarily Australia).

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount reported for long-term debt approximates fair value generally due to the short-term nature of the underlying instruments.

Foreign Currency Risk Management

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, collectively referred to as SFAS 133. SFAS 133 requires that all derivative financial instruments be recorded on the balance sheet at fair value. The Company periodically enters into forward contracts to reduce exposure to exchange rate risk related to short-term intercompany loans denominated in currencies other than the functional currency. The Company does not apply hedge accounting and all gains and losses are included in other expense. The Company does not trade derivative financial instruments for speculative purposes. Prior to the Distribution Date the Company historically participated in Monster’s centralized treasury function and therefore, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, among others, allocations of costs to the Company by Monster, allowances for doubtful accounts, net realizable values for long-lived assets, and the recoverability of deferred tax assets. Actual results could differ from these estimates.

Revenue Recognition

Although the Company’s revenue recognition policy involves a relatively low level of uncertainty, it does require judgment on complex matters that is subject to multiple sources of authoritative guidance.

Hudson. The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Temporary contracting revenues are reported gross when the Company acts as the principal in the transaction and is at risk for collection. Revenues that do not meet the criteria for gross revenue reporting are reported on a net basis. Revenues generated when the Company permanently places an individual with a client are recorded at the time of acceptance of employment, net of an allowance for estimated fee reversals.

Highland. Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment, consulting and related services performed on a retained basis. Fee revenue is generally one-third of the estimated first year compensation and reimbursed expenses, plus a percentage of the fee to cover indirect expenses. Fee revenue from executive recruitment is recognized when such services are earned. The Company generally bills clients in three monthly installments. Fees earned in excess of the initial contract amount are recognized at completion of the engagement. Reimbursed out-of-pocket expenses are included in revenue.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Revenues, direct costs and gross margin of the Company are as follows:

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Temporary	Permanent	Total	Temporary	Permanent	Total	Temporary	Permanent	Total
Revenue	$775,674	$309,625	$1,085,299	$771,253	$294,186	$1,065,439	$898,372	$389,426	$1,287,798
Direct costs	644,011	38,259	682,270	631,501	22,068	653,569	698,598	17,664	716,262

Gross margin	$131,663	$271,366	$403,029	$139,752	$272,118	$411,870	$199,774	$371,762	$571,536

Direct Costs and Gross Margin

Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the search and permanent placement revenues. Gross margin represents revenues less direct costs. The region where services are provided, the mix of temporary and permanent placements, and the functional nature of the staffing services provided can affect gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the salaries, commissions, payroll taxes and employee benefits related to recruitment professionals, executive level employees, administrative staff and other employees of the Company who are not temporary contractors, and the expenses for marketing and promotion, occupancy, equipment leasing and maintenance, utilities, travel expenses, professional fees, provision for doubtful accounts, and depreciation and amortization. The Company expenses the costs of advertising as incurred.

Accounts Receivable

The Company’s accounts receivable balances are composed of trade and unbilled receivables. The Company maintains an allowance for doubtful accounts and makes ongoing estimates as to the collectibility of the various receivables. If the Company determines that the allowance for doubtful accounts is not adequate to cover estimated losses, an expense to provision for doubtful accounts is recorded in selling, general and administrative expenses. If an account is determined to be uncollectible, it is written off against the allowance for doubtful accounts. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of these receivables, including the current credit-worthiness, financial stability and effect of market conditions on each customer.

Cash and Cash Equivalents

Cash and cash equivalents, which consist primarily of commercial paper and time deposits, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents. At December 31, 2003 and 2002, outstanding checks in excess of cash account balances were $5,625 and $4,311, respectively and are included in accounts payable on the balance sheet.

The Company participated in Monster’s cash management program until the Distribution Date, and Monster substantially funded the Company’s cash requirements until the Distribution Date.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Years
Furniture and equipment	4 – 7
Capitalized software costs	2 – 5
Computer equipment	3 – 5
Transportation equipment	3 – 5

Leasehold improvements are amortized over their estimated useful lives or the lives of the related leases, whichever is shorter.

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with, the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company’s use and software developed by a vendor for the Company’s proprietary use have been capitalized. Costs incurred for the Company’s own personnel who are directly associated with software development are capitalized as appropriate. Capitalized software costs are included in property and equipment.

Intangibles

Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of client lists, trademarks and, prior to September 30, 2003, goodwill. With the exception of goodwill, these costs are being amortized over periods ranging from two to seventeen years on a straight-line basis. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from 20 to 30 years. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and suspended the amortization of goodwill. In accordance with the transitional provisions of SFAS 142, goodwill has not been amortized since January 1, 2002; instead, the Company evaluates its goodwill annually for impairment, or earlier if indicators of potential impairment exist. See Note 4 for the impact of the adoption of SFAS 142 and subsequent impairment charges.

Long-Lived Assets

Long-lived assets, such as intangibles (except for goodwill), and property and equipment, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

exchange rate in effect at each year-end. Statements of Operations accounts are translated at the average rate of exchange prevailing during each period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the other comprehensive income / (loss) account in stockholders’ equity. Gains and losses resulting from other foreign currency transactions are included in other income (expense).

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income (loss) is solely comprised of foreign currency translation adjustments, which relate to investments that are permanent in nature. To the extent that such amounts relate to investments that are permanent in nature, no adjustments for income taxes are made.

Loss Per Share

To determine the shares outstanding for the Company for the periods prior to the Distribution, Monster’s weighted average number of shares is multiplied by the distribution ratio of one share of HH Group common stock for every thirteen and one-third shares of Monster common stock. Basic loss per share is computed by dividing the Company’s losses by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method. For all periods presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of all potential common stock equivalents were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Earnings per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal year-to-date earnings per share amounts, which reflect the weighted average effect on a year-to-date basis.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss and tax credit carryforwards, and tax contingencies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax asset will not be realized.

For the periods prior to the Distribution, the Company was not a separate taxable entity for federal, state or local income tax purposes and its operating results were included in Monster’s tax returns. The Company calculated its income taxes under the separate return method and accounted for deferred tax assets and liabilities under the asset and liability method described above. Tax benefits absorbed by Monster prior to the Distribution Date were charged as a reduction to divisional equity.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with APB No. 25. Under APB No. 25, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock. The Company issues only fixed term stock option grants at or above the quoted market price on the date of the grant, and therefore there is no related compensation expense recognized in the accompanying financial statements. The

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Company adopted the disclosure only provisions of SFAS 123 and SFAS 148, which require certain financial statement disclosures, including pro forma operating results as if the Company had prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on the Company’s operating results and per share data have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk fee interest rate	4.0%	4.2%	4.5%
Volatility	65.0%	73.5%	75.0%
Expected life (years)	5.0	7.5	7.5
Dividends	—	—	—
Weighted average fair value of options granted during the period	$8.71	$13.02	$28.31

For purposes of pro forma disclosures, the options’ estimated fair value is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of stock-based compensation expense for the years ended December 31, 2002 and 2001 and for the first quarter of 2003, are related entirely to options in Monster stock granted to employees of Monster prior to March 31, 2003 who transferred to the Company at the time of the Distribution. The pro forma effects of recognizing compensation expense under the fair value method on the Company’s operating results and per share data are as shown below. As a result of the Company’s inability to recognize current tax benefits on reported net losses, total stock-based compensation expense is shown without tax benefits for all periods presented:

	Year Ended December 31,
	2003	2002	2001
Reported net loss	$(328,812)	$(412,251)	$(34,195)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,312)	(48,675)	(55,056)

Pro forma net loss	$(332,124)	$(460,926)	$(89,251)

Basic and diluted loss per share:
As reported net loss	$(39.15)	$(49.37)	$(4.17)

Pro forma net loss	$(39.54)	$(55.20)	$(10.87)

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Effect of Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 applies to costs associated with an exit (including restructuring) or disposal activity. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company records a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 requires a company to disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Under SFAS 146, a company may not restate its previously issued financial statements. Liabilities recognized as a result of disposal activities prior to the adoption of SFAS 146 continue to be accounted for under Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). As of the Company’s adoption of SFAS 146 on January 1, 2003, all exit and disposal activities are accounted for and disclosed in accordance with SFAS 146.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”).

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others, which addresses the accounting for and disclosure of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company’s adoption of Interpretation No. 45 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which provides guidance on how to identify variable interest entities (“VIEs”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of VIEs need to be included in a company’s consolidated financial statements. FIN 46 was applicable to VIEs created after January 31, 2003. In the original provisions of FIN 46, VIEs created prior to February 1, 2003, were to be consolidated effective December 31, 2003. Disclosures were required currently if the Company expects to consolidate any VIEs. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46. The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The Company does not have any VIEs; therefore FIN 46 and the revised provisions will not have a material effect on the Company’s consolidated financial statements.

On May 1, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company’s adoption of SFAS 149 did not have an effect on its consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Effective July 1, 2003, the Company adopted EITF Issue No. 00-21 (“EITF 00-21”), “Accounting For Revenue Arrangements with Multiple Deliverables,” which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of each of the deliverable items can be reliably determined and the customer’s right of return for the delivered items. The Company’s adoption of EITF 00-21 did not have an effect on its consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity’s classification of the following freestanding instruments; mandatorily redeemable instruments, financial instruments to repurchase an entity’s own equity instruments and financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. SFAS 150 is effective for periods beginning after June 15, 2003. The Company’s adoption of this interpretation did not have an effect on its consolidated financial statements.

Reclassifications

In the current financial statement presentation, changes have been made from presentations in prior SEC filings and new account descriptions are being used. Certain prior period amounts have been reclassified to conform to the Company’s 2003 financial statement presentation; these reclassifications do not change total revenues, total expenses, net loss, total assets, total liabilities or stockholders’ equity.

3. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31,
	2003	2002
Computer equipment	$34,307	$31,788
Furniture and equipment	28,294	28,147
Capitalized software costs	26,542	17,846
Leasehold and building improvements	21,608	15,911
Transportation equipment	1,274	1,494

	112,025	95,186
Less: Accumulated depreciation and amortization	73,400	61,080

Property and equipment, net	$38,625	$34,106

Property and equipment includes equipment under capital leases at December 31, 2003 and 2002 with a cost of $1,194 and $859, respectively, and accumulated amortization of $665 and $521, respectively.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

4. GOODWILL AND INTANGIBLES—IMPAIRMENT CHARGE AND ACCOUNTING CHANGE

SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized but be tested for impairment on an annual basis, or more frequently if circumstances warrant. The provisions of SFAS 142 also require the completion of a transitional impairment test in the year of adoption, with any impairment identified upon initial implementation treated as a cumulative effect of a change in accounting principle.

In the third quarter of 2003, the Company determined that under the requirements of SFAS 142, goodwill should be tested for impairment due to business conditions and changes in circumstances resulting from the Distribution, which established the Company as an independent entity with a separate market capitalization. As a result of this test and the related fair value examination, the Company recorded a non-cash goodwill impairment charge of $202,785, in operating expenses. The impairment valuation was based upon a discounted cash flow approach that used estimated future revenues and costs for each business segment as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company was using to manage the underlying business. The goodwill impairment charge wrote-off all goodwill related to both of the Company’s business segments.

In the first quarter of 2002, the Company adopted SFAS 142 and completed the transitional goodwill impairment review. The results of that impairment review indicated that the carrying value of goodwill was not fully recoverable. The impairment review was based on similar criteria used above and resulted in the Company recording a non-cash impairment charge of $293,000 to reduce the carrying value of its goodwill. The impairment charge was reflected as a cumulative effect of accounting change.

A summary of changes in the Company’s goodwill during the years ended December 31, 2003 and 2002, by business segment are as follows:

	December 31, 2002	Additions & Adjustments (b)	Impairments	Currency Translation	December 31, 2003
Hudson	$193,509	$—	$(195,404)	$1,895	$—
Highland	7,251	—	(7,381)	130	—

	$200,760	$—	$(202,785)	$2,025	$—

	December 31, 2001(a)	Additions & Adjustments (b)	Impairments	Currency Translation	December 31, 2002
Hudson	$432,871	$(3,928)	$(274,000)	$38,566	$193,509
Highland	25,790	—	(19,000)	461	7,251

	$458,661	$(3,928)	$(293,000)	$39,027	$200,760

(a)	Goodwill as of December 31, 2001 is shown net of accumulated amortization of $28,389.
(b)	In 2002 one of the Hudson businesses was transferred to another Monster segment.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

As of December 31, 2003 and December 31, 2002, intangible assets consisted of the following:

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$—	$—	$200,760	$—
Amortizable intangible assets:
Client lists and other amortizable intangibles	4,240	(2,060)	3,243	(2,066)

Total intangible assets	$4,240	$(2,060)	$204,003	$(2,066)

The following table presents a reconciliation of net loss for the year ended December 31, 2001 as recorded, to the net loss as adjusted to exclude goodwill amortization. Goodwill was not amortized in the years ended December 31, 2003 and 2002.

		Basic and diluted Loss per share
Reported net loss	$(34,195)	$(4.17)
Add back: Goodwill amortization	13,532	1.65

Adjusted net loss	$(20,663)	$(2.52)

Estimated intangible asset amortization expense for 2004 is $700 and $350 for each of the following four years.

5. BUSINESS REORGANIZATION EXPENSES

In 2002, the Company, as part of Monster, announced reorganization initiatives to streamline operations, lower its cost structure, integrate businesses previously acquired and improve return on capital. These reorganization programs included a workforce reduction, consolidation of excess facilities, restructuring of certain business functions and other special charges, primarily for exiting activities that were no longer part of the Company’s strategic plan. The Company also initiated reorganization efforts related to its separation from Monster, which consist primarily of workforce reduction, office consolidation costs and related write-offs, professional fees and other special charges.

In 2003, the Company recorded additional charges and credits, as a result of changes in estimates related to the prior actions, and as a result of further actions in 2003 to close offices and business units that did not have the size or market capacity to provide future income growth.

As a result of the reorganization initiatives, the Company recorded business reorganization expenses of $26,823 and $73,543, classified as a component of operating expenses, for the years ended December 31, 2003 and 2002, respectively.

Workforce Reduction

During the year ended December 31, 2002, the Company incurred business reorganization costs to reduce its global workforce by approximately 1,000 employees. As a result, the Company recorded a workforce reduction charge of $30,664 for the year ended December 31, 2002, primarily relating to severance and fringe benefits. During the year ended December 31, 2003, charges of $1,505 were incurred for the continuation of the 2002

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

actions and $8,744 for additional reductions in the workforce by approximately 220 employees. As of December 31, 2003, the remaining accrual related to approximately 200 employees, payments to whom would be made by December 31, 2004.

Consolidation of Excess Facilities

During the year ended December 31, 2002, the Company recorded charges of $34,311 relating to consolidation of excess facilities. Consolidation of excess facilities included: $24,930 relating to future lease obligations, non-cancelable lease costs and other contractual arrangements with third parties net of estimated sublease income, and $9,381 for fixed asset write-offs related to property and equipment that was disposed of or removed from operations including leasehold improvements, computer equipment, software and furniture and fixtures. During the year ended December 31, 2003, the Company recorded expense of $6,951 for changes in estimate on facilities involved in the 2002 actions, primarily due to lower estimated sublease income and the inability to sublease certain locations. Additional charges of $7,284 were recorded in 2003 to close additional locations that were in excess of the space required by the Company’s operations. As of December 31, 2003 the remaining accrual related to the fair value of remaining leases reduced by reasonably possible sublease income for approximately 40 locations and will be paid over the remaining lease terms, which have various expiration dates up until 2010. The estimated payments for 2004 are $3,500.

Professional Fees and Other Charges

Professional fees and other charges, primarily related to the foregoing matters, were $1,633 and $8,568 in the years ended December 31, 2003 and 2002, respectively. The remaining accrual as of December 31, 2003 is expected to be paid in 2004.

Cash payments and associated write-offs relating to the actions are reflected in the “Utilization” caption in the following table. Business reorganization expense activities and liability balances are summarized as follows:

Year ended December 31, 2003	December 31, 2002	Additional Charges	Changes in Estimate	Utilization	December 31, 2003
Workforce reduction	$8,375	$8,744	$1,505	$(13,287)	$5,337
Consolidation of excess facilities	15,048	7,284	6,951	(10,943)	18,340
Professional fees and other	2,422	1,633	706	(2,055)	2,706

Total	$25,845	$17,661	$9,162	$(26,285)	$26,383

Year ended December 31, 2002	Total Charge	Non-cash Charges	Cash Payments	December 31, 2002
Workforce reduction	$30,664	$(2,073)	$(20,216)	$8,375
Consolidation of excess facilities	34,311	(9,381)	(9,882)	15,048
Professional fees and other	8,568	(2,091)	(4,055)	2,422

Total	$73,543	$(13,545)	$(34,153)	$25,845

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The following table presents a summary of plan activity related to business reorganization costs by plan period.

	December 31, 2002	Additional Charges	Changes in Estimate	Utilization	December 31, 2003
Second Quarter 2002 Plan	$14,908	$—	$180	$(10,371)	$4,717
Fourth Quarter 2002 Plan	10,937	—	8,982	(11,396)	8,523
Fourth Quarter 2003 Plan	—	17,661	—	(4,518)	13,143

Total	$25,845	$17,661	$9,162	$(26,285)	$26,383

	December 31, 2001	Additional Charges	Changes in Estimate	Utilization	December 31, 2002
Second Quarter 2002 Plan	$—	$52,943	$(634)	$(37,401)	$14,908
Fourth Quarter 2002 Plan	—	21,234	—	(10,297)	10,937

Total	$—	$74,177	$(634)	$(47,698)	$25,845

6. BUSINESS COMBINATIONS—MERGER AND INTEGRATION EXPENSES

Acquisitions Accounted for Using the Purchase Method

During the year ended December 31, 2003, the Company purchased one business for $350 in cash and $350 payable in 2004. The Company recorded $700 in amortizable intangibles, related to client lists and $350 in current liabilities for the acquisition. No tangible assets were purchased with this acquisition and no liabilities were assumed. There were no purchase acquisitions during the year ended December 31, 2002.

During the year ended December 31, 2001, the Company’s Hudson division acquired 20 businesses using the purchase method, to compliment Monster’s strategy of servicing clients’ global hiring needs. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates. In connection with these acquisitions, the Company paid cash of approximately $85,734, issued Monster common stock valued at $25,807 and issued notes payable to sellers of acquired companies totaling approximately $38,199. Total goodwill and other intangibles recorded in connection with the Company’s 2001 purchase acquisitions was $172,760, including restructuring charges of $26,244.

The summarized unaudited pro forma results of operations set forth below for the year ended December 31, 2001 assume acquisitions made by the Company in 2001 occurred as of the beginning of the year of acquisition.

Revenue	$1,355,905
Net loss	$(35,146)
Basic and diluted loss per share	$(4.28)

Merger and Integration Expenses Incurred with Pooling of Interests Transactions

In connection with pooling of interests transactions completed prior to June 30, 2001, the Company expensed merger and integration costs of $2,663 for the year ended December 31, 2003, consisting primarily of additional charges related to changes in the estimated costs of assumed leases from acquisitions.

The Company expensed merger and integration costs of $5,373 for the year ended December 31, 2002, consisting of $6,162 of integration costs, offset by reversed accrued merger costs of $789.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The Company expensed merger and integration costs of $43,177 for the year ended December 31, 2001, consisting of $10,493 for employee stay bonuses, severance and transaction related costs, and $32,684 for business integration costs.

Accrued Merger and Integration Expenses

In connection with the acquisitions and mergers made in 2001 and 2000, the Company formulated plans to integrate the operations of such companies. Such plans involved the closure of certain offices of the acquired and merged companies and the termination of certain management and employees. The objectives of the plans were to eliminate redundant facilities and personnel, and to create a single brand in the related markets in which the Company operates.

Amounts reflected in the “Expense” column in the following tables represent changes in estimates to established plans subsequent to finalization. In connection with the finalization of plans relating to acquisitions accounted for using the purchase method, additions to restructuring reserves within one year of the date of acquisition are treated as additional purchase price; costs incurred resulting from plan revisions made after the first year are charged to operations in the period in which they occur. Reductions to restructuring reserves established in connection with purchase business combinations were recorded as a reduction in goodwill in 2002 and 2001.

Accrued integration expense activities and liability balances are comprised of:

Year ended December 31, 2003	December 31, 2002	Adjustments to		Utilization	December 31, 2003
		Goodwill	Expenses
Assumed lease obligations on closed facilities	$7,292	$—	$2,693	$(4,001)	$5,984
Consolidation of acquired facilities	1,607	—	(30)	(1,117)	460
Severance, relocation and other employee costs	36	—	—	(36)	—

Total	$8,935	$—	$2,663	$(5,154)	$6,444

Year ended December 31, 2002	December 31, 2001	Adjustments to		Utilization	December 31, 2002
		Goodwill	Expenses
Assumed lease obligations on closed facilities	$6,721	$531	$6,966	$(6,926)	$7,292
Consolidation of acquired facilities	10,426	(2,954)	(1,047)	(4,818)	1,607
Severance, relocation and other employee costs	7,052	(4,160)	243	(3,099)	36

Total	$24,199	$(6,583)	$6,162	$(14,843)	$8,935

Year ended December 31, 2001	December 31, 2000	Adjustments to		Utilization	December 31, 2001
		Goodwill	Expenses
Assumed lease obligations on closed facilities	$8,973	$488	$6,835	$(9,575)	$6,721
Consolidation of acquired facilities	7,125	13,240	19,955	(29,894)	10,426
Severance, relocation and other employee costs	5,600	12,516	5,894	(16,958)	7,052

Total	$21,698	$26,244	$32,684	$(56,427)	$24,199

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Costs associated with assumed lease obligations on closed facilities relate to leased office locations of acquired companies that were either under-utilized prior to the acquisition date or closed by the Company in connection with acquisition-related restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income. The estimated payments for 2004 are $2,500, with the remaining balance paid over the terms of the leases that end in 2008.

Costs associated with the consolidation of existing offices of acquired companies relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties. All remaining accruals for these costs as of December 31, 2003 will be paid by December 31, 2004.

Estimated severance payments, employee relocation expenses and other employee costs relate to severance of terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. For the years ended December 31, 2002 and 2001, severance expense related to approximately 110 and 440 employees, respectively. As of December 31, 2003, there are no remaining accruals for these employees.

The following tables present a summary of activity relating to the Company’s integration plans for acquisitions made in prior years by the year of acquisition.

	Balance December 31, 2002	Plan Additions	Changes in Estimate	Utilization	Balance December 31, 2003
2000 Plans	$2,388	$—	$(6)	$(654)	$1,728
2001 Plans	3,291	—	883	(1,881)	2,293
2002 Plans	3,256	—	1,786	(2,619)	2,423

Total	$8,935	$—	$2,663	$(5,154)	$6,444

	Balance December 31, 2001	Plan Additions	Changes in Estimate	Utilization	Balance December 31, 2002
1999 Plans	$646	$—	$(173)	$(473)	$—
2000 Plans	2,928	—	(485)	(55)	2,388
2001 Plans	20,625	—	(11,705)	(5,629)	3,291
2002 Plans	—	11,942	—	(8,686)	3,256

Total	$24,199	$11,942	$(12,363)	$(14,843)	$8,935

7. SUPPLEMENTAL CASH FLOW INFORMATION

For the period from the Distribution Date to December 31, 2003, the Company paid $2,312 for interest and $60 for income taxes. Prior to the Distribution Date all required cash payments for interest and income taxes were made by Monster on behalf of the Company and do not necessarily reflect what the Company would have paid had it been a stand-alone company and thus, the amounts have not been provided.

For the year ended December 31, 2001, the Company used cash for purchased acquisitions as follows:

Fair value of assets acquired, excluding cash	$137,934
Less: Liabilities assumed and created upon acquisition	(34,446)

Net cash paid	$103,488

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

8. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2003	2002
Capitalized lease obligations, payable with interest from 6.5% to 10.6%, in varying installments through 2007	$731	$1,585
Acquisition note payable, non-interest bearing, interest imputed at 5.1%, due in 2004	17	522
Note payable, in varying monthly installments maturing through 2004 with interest at 17%	7	55

	755	2,162
Less: Current portion	453	978

	$302	$1,184

At December 31, 2003 long-term debt matures as follows: $453 in 2004, $275 in 2005, $17 in 2006 and $10 in 2007.

9. STOCK COMPENSATION AND SAVINGS PLANS

The Company adopted all the stock compensation and savings plans listed below subsequent to the Distribution.

The Company maintains the Hudson Highland Group, Inc. Long Term Incentive Plan (the “LTIP”) pursuant to which it granted 789,856 stock options to purchase shares of the Company’s common stock to certain key employees in 2003. Options outstanding have vesting periods of three to four years. Options with three year lives vest 50% on the first anniversary of the date of grant and 25% on each of the two succeeding anniversaries of the date of grant. Options with four year lives vest 25% on each of the four anniversary dates. Options exercisable within one year from December 31, 2003 totaled 310,088. No options related to the common stock of Monster were converted at the Distribution into options to purchase the Company’s stock.

The Company also granted 125,000 options to purchase shares of the Company’s common stock under the LTIP to five non-employee members of the Board of Directors in 2003. These options had an immediate vesting of 40% of the options granted with the remaining options vesting evenly over the next three years. All options granted were outstanding as of December 31, 2003. Options exercisable within one year from December 31, 2003 totaled 75,000.

Stock option activity for the year ended December 31, 2003 is as follows:

	Shares	Weighted average exercise price per share
Options granted	914,856	$14.69
Options canceled	27,556	13.74

Outstanding as of December 31, 2003	887,300	14.72

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The following table summarizes stock option information at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$13.66	770,050	9.3 years	$13.66	40,000	$13.66
$18 to $19	19,000	9.5 years	$18.59	—	—
$21 to $25	98,250	9.8 years	$22.27	10,000	$23.29

	887,300	9.4 years	$14.72	50,000	$15.59

The Company also granted 92,375 shares of restricted stock under the LTIP to certain key employees during 2003. Restricted stock vests over three and four year periods from the date of grant, with 39,438 shares vesting in 2004. Restricted stock with three year lives vests 50% on the first anniversary of the date of grant and 25% on each of the two succeeding anniversaries of the date of grant. Restricted stock with four year lives vests 25% on each of the four anniversary dates. These shares are provided at no cost to the employee. Accordingly, the value of the restricted stock at the date of grant is amortized over the related vesting period. Restricted stock granted in 2003 had an average market value of $16.46 and amortization expense for the year ended December 31, 2003 was $467.

The Company maintains the Hudson Highland Group, Inc. Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may purchase shares of the Company’s common stock at the lesser of 85% of the fair market value at the commencement of each plan purchase period or 85% of the fair market value as of the purchase date. ESPP purchase dates for 2003 were August 31 and December 31. This is a non-compensatory plan and no expenses were recorded for the ESPP. The Company issued 97,643 shares of common stock pursuant to the ESPP in 2003 at an average price of $13.32 per share.

The Company’s United Kingdom subsidiary maintains the Hudson Global Resources Share Incentive Plan (the “SIP”), a stock purchase plan for its employees, whereby eligible employees may purchase shares on the open market at the end of each month, and the Company matches the employee purchases with a contribution of shares equal to 50% of the number of employee shares purchased. The Company issued 1,134 shares of common stock pursuant to the SIP in 2003.

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k)”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company matches contributions up to 2% through a contribution of the Company’s common stock. Vesting in the Company’s contribution is over a five-year period. Expense for the year ended December 31, 2003 for the 401(k) plan was $1,085. The 2003 401(k) plan matching shares will be issued in the first half of 2004.

10. PROVISION (BENEFIT) FOR INCOME TAXES

The components of loss before the provision (benefit) for income taxes and accounting change are as follows:

	Year Ended December 31,
	2003	2002	2001
Domestic	$(115,264)	$(59,645)	$(34,001)
Foreign	(201,527)	(60,623)	3,553

Loss before provision (benefit) for income taxes and accounting change	$(316,791)	$(120,268)	$(30,448)

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2003	2002	2001
Current tax provision:
U.S. Federal	$—	$—	$—
State and local	36	300	400
Foreign	903	3,026	4,456

Total current	939	3,326	4,856
Deferred tax provision (benefit)
U.S. Federal	—	—	—
State and local	—	—	—
Foreign	11,082	(4,343)	(1,109)

Total deferred	11,082	(4,343)	(1,109)

Total provision (benefit)	$12,021	$(1,017)	$3,747

The tax effects of temporary differences that give rise to the Company’s deferred tax assets (liabilities) are below:

	December 31,
	2003	2002
Current deferred tax assets:
Allowance for doubtful accounts	$457	$3,194
Accrued expenses and other liabilities	2,495	9,678
Deferred compensation	—	131

Total current deferred tax asset	2,952	13,003

Non-current deferred tax assets (liabilities):
Property and equipment	(2,940)	(4,673)
Intangibles	29,126	23,426
Deferred compensation	—	365
Tax loss carryforwards	71,800	34,036

Total non-current deferred tax asset	97,986	53,154

Valuation allowance	(97,293)	(54,024)

Net deferred tax asset	$3,645	$12,133

Net deferred tax assets are included in other current assets and other long-term assets. Through March 31, 2003 the Company was included in the United States Federal and certain state consolidated tax filings with Monster. The tax provisions and deferred tax assets and liabilities of the Company were calculated as if the Company were a separate entity.

Substantially all tax losses of the Company incurred in the United States have been absorbed by Monster on its consolidated U.S. Federal tax returns up until the Distribution Date. Tax benefits of losses absorbed by Monster in the years ended December 31, 2003, 2002 and 2001 were approximately $2,500, $28,500 and $14,400, respectively.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

At December 31, 2003, the Company has net operating loss carryforwards for U.S. Federal tax purposes of approximately $55,800, which expire through 2019. These losses comprise pre-acquisition losses of certain acquired companies and are subject to an annual limitation on the amount that can be utilized. In addition, the Company has net operating loss carryforwards in the United Kingdom, Australia and all other countries of approximately $56,600, $37,300 and $85,000, respectively. The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, there is no reasonable assurance that the entire tax benefits can be utilized. Accordingly, a valuation allowance has been established.

In connection with the cumulative effect of the accounting change for goodwill in 2002, the Company recorded a deferred tax asset of $14,000 against which a full valuation allowance was provided.

The provision for income taxes differs from the amount computed using the Federal statutory income tax rate on loss before accounting change as follows:

	Year Ended December 31,
	2003	2002	2001
Benefit at Federal statutory rate	$(110,877)	$(42,093)	$(10,656)
State income taxes, net of Federal income tax effect	36	300	400
Goodwill impairment	65,000	—	—
Change in valuation allowance	43,269	10,037	(4,773)
Nondeductible expenses (1)	3,413	4,772	7,042
Effect of foreign operations	8,680	(2,550)	(2,873)
Losses (profits) of pooled entities taxed directly to owners	—	—	171
Net operating losses retained/utilized by Monster	2,500	28,517	14,436

Income tax provision (benefit)	$12,021	$(1,017)	$3,747

(1)	Primarily due to nondeductible merger costs, amortization of intangible assets, meals and entertainment expenses and 2003 business reorganization expenses.

The provision for income taxes in 2003 included $11,082 of expense related to the increased valuation allowances established for deferred tax assets, whose future utilization was not reasonably assured, partially offset by higher deferred tax benefits from tax loss carryforwards. No provision was made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

11. COMMITMENTS AND CONTINGENCIES

(A) Leases

The Company leases facilities and equipment under operating leases that expire at various dates through 2027. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the lease terms. Future minimum lease commitments under non-cancelable operating leases at December 31, 2003, are as follows:

2004	$42,407
2005	37,472
2006	32,050
2007	29,169
2008	26,297
Thereafter	114,923

$282,318

Rent and related expenses under operating leases for facilities and equipment were $36,503, $34,883 and $39,379 for the years ended December 31, 2003, 2002 and 2001, respectively. Operating lease obligations after 2007 relate primarily to building leases. Commitments based in currencies other than U.S. dollars were translated using exchanges rates as of December 31, 2003.

(B) Consulting, Employment and Non-compete Agreements

The Company has entered into various consulting, employment and non-compete agreements with certain key management personnel, executive search consultants and former owners of acquired businesses. Agreements with key members of management are generally one year in length, on an at will basis, and provide for compensation and severance payments under certain circumstances and are automatically renewed annually unless either party gives sufficient notice of termination. Agreements with certain consultants and former owners of acquired businesses are generally two to five years in length.

(C) Litigation

The Company is subject to various claims from lawsuits, taxing authorities and other complaints arising in the ordinary course of business. The Company records provisions for losses when the claim becomes probable and the amount due is estimable. Although the outcome of these claims cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

(D) Risks and Uncertainties

The Company has a history of operating losses and has only operated as an independent company since the Distribution Date. Prior to the Distribution Date, the Company’s operations were historically financed by Monster as separate segments of Monster’s broader corporate organization rather than as a separate stand-alone company. Monster assisted the Company by providing financing, particularly for acquisitions, as well as providing corporate functions such as identifying and negotiating acquisitions, legal and tax functions. Following the Distribution, Monster has no obligation to provide assistance to the Company other than the interim and transitional services, that will be provided by Monster pursuant to the transition services agreement described in

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Note 12. Because the Company’s businesses have operated as an independent company only since the Distribution Date, the Company cannot provide assurance that it will be able to successfully implement the changes necessary to operate as a profitable stand-alone business, or to secure additional debt or equity financing on terms that are acceptable to the Company.

12. RELATED PARTY TRANSACTIONS

In connection with the Distribution, Monster and the Company entered into the following agreements:

Distribution Agreement and Employee Benefits Plans

The Company entered into a distribution agreement with Monster effective as of the Distribution Date, pursuant to which the Company, among other things, agreed to maintain independent employee benefit plans and programs (other than equity compensation) that are substantially similar to Monster’s existing employee benefit plans and programs. Following the Distribution, Monster generally ceased to have any liability to the Company’s current and former employees and their beneficiaries including liability under any of Monster’s benefit plans or programs. Employees of the Company who held vested Monster stock options at the Distribution Date retained those options for Monster common stock, with no further vesting, until the options are exercised or expire, or until they choose to leave or are terminated by the Company.

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

Under the transition services agreement, the Company and Monster provide or arrange to provide services to each other in exchange for fees, which the Company believes are similar in material respects to what a third-party provider would charge. Fees for transition services are based on two billing methods, “agreed billing” and “pass-through billing.” Under the agreed billing method, Monster provides or arranges to provide the Company or the Company provides or arranges to provide Monster, with services at the specified cost of providing the services, plus, in the cases of some services, 5% of these costs, in any case subject to increase by the party providing the relevant service, in the exercise of its reasonable judgment, after the distribution. Under the pass-through billing method, the Company and Monster reimburse each other for all third party expenses, out-of-pocket costs and other expenses incurred in providing or arranging to provide the relevant service.

The Company and Monster generally invoice each other monthly for the cost of services provided under the transition services agreement. If either party fails to pay an invoice by its due date, it is obligated to pay interest to the invoicing party at the prime rate as reported in The Wall Street Journal.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Tax Separation Agreement

After the Distribution Date, the Company is no longer included in Monster’s consolidated group for United States federal income tax purposes. The Company and Monster entered into a tax separation agreement to reflect the Company’s separation from Monster with respect to tax matters. The primary purpose of the agreement is to reflect each party’s rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including the date of the distribution and any taxes resulting from transactions effected in connection with the distribution.

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

Monster Funding of HH Group Obligations

Monster has agreed to reimburse the Company for $13,530 of cash payments related to the Company’s accrued integration, restructuring and business reorganization obligations and other expenses during the first year following the spin-off. The Company received payments of $8,012 during 2003, and will receive payments of $2,500 from Monster in the first month subsequent to the end of each quarter through the second quarter of 2004, and additional amounts for other agreed upon expenses. Legal obligation for settlement of such liabilities will remain with the Company.

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

Non-Cash Transfers

Monster transferred to the Company non-cash assets and liabilities in 2003 prior to the Distribution Date. The approximate value recorded for the transfers by account were: due from Monster Worldwide, Inc. $13,530, property and equipment $7,600, intangibles $1,500, accrued expenses and other current liabilities $2,900, and other liabilities $600.

13. FINANCIAL INSTRUMENTS

Credit Facility

The Company has a senior secured credit facility for $30,000 with Wells Fargo Foothill, Inc. (the “Foothill Credit Facility”). The Foothill Credit Facility originally had a term of three years, beginning March 31, 2003. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of December 31, 2003, the Company has not borrowed any amounts under this credit facility, but had letters of credit issued and outstanding of $3,441, leaving $26,559 of the credit facility available for use. The Foothill Credit Facility may be increased to $50,000 at the option of Wells Fargo Foothill upon syndication for the additional $20,000.

The Foothill Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain its adjusted EBITDA and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

Subsequent to December 31, 2003, the Company entered into an amendment of the Foothill Credit Facility that established the adjusted EBITDA and capital expenditure covenant levels for fiscal year 2004 and extended the maturity date of the Foothill Credit Facility by one year to March 31, 2007.

Shelf Registration Statement Filing

The Company has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the possible future offer and sale, from time-to-time, of up to an aggregate of $25 million of equity and/or debt securities. As of December 31, 2003, no equity or debt securities had been issued in connection with this filing.

Outstanding Letters of Credit

The Company had letters of credit outstanding at December 31, 2003 of $3,441. These letters of credit have various maturity dates through 2015 and are primarily used to secure operating lease financing and insurance coverage.

Derivatives Held for Purposes Other Than Trading

The Company periodically enters into forward contracts in order to reduce exposure to exchange rate risk related to short-term intercompany loans denominated in currencies other than the functional currency.

At December 31, 2003, the notional amounts and fair values of the Company’s derivatives are presented in the following table. The fair values for all derivatives are recorded in other assets or (other liabilities) in the consolidated balance sheets.

Inception Date	Maturity Date	Notional Value	Fair Value	Derivative Type
October 2003	February 2004	$2,866	$(144)	Currency forward
December 2003	January 2004	$601	$(2)	Currency forward

14. SEGMENT AND GEOGRAPHIC DATA

The Company operates in two business segments: Hudson and Highland. The Company conducts operations in the following geographic regions: North America, the Asia Pacific region (primarily Australia), the United Kingdom and Continental Europe.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with generally accepted accounting principles. Accounts receivable, net and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

	2003	2002	2001
Information by business segment
Revenue
Hudson	$1,021,256	$998,467	$1,178,338
Highland	64,043	66,972	109,460

	$1,085,299	$1,065,439	$1,287,798

Gross margin
Hudson	$342,692	$346,705	$462,076
Highland	60,337	65,165	109,460

	$403,029	$411,870	$571,536

Goodwill impairment
Hudson	$195,404	$—	$—
Highland	7,381	—	—

	$202,785	$—	$—

Business reorganization expenses
Hudson	$15,777	$47,366	$—
Highland	10,829	16,347	—
Corporate	217	9,830	—

	$26,823	$73,543	$—

Operating (loss) income
Hudson	$(246,655)	$(64,438)	$(3,969)
Highland	(34,956)	(13,645)	3,155

	(281,611)	(78,083)	(814)
Corporate expenses	(32,038)	(41,639)	(27,390)
Interest and other expense, net	(3,142)	(546)	(2,244)

Loss before provision (benefit) for income taxes and accounting change	$(316,791)	$(120,268)	$(30,448)

Accounts receivable, net
Hudson	$139,588	$156,711	$150,606
Highland	9,454	14,380	19,239

	$149,042	$171,091	$169,845

Long-lived assets, net of accumulated amortization
Hudson	$29,904	$223,665	$474,344
Highland	3,996	12,378	34,904
Corporate (a)	6,905	—	—

	$40,805	$236,043	$509,248

(a)	Corporate long-lived assets were transferred from Monster on the Distribution Date. No allocation of long-lived assets was made prior to the distribution date by Monster.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

	United States	Australia	United Kingdom	Continental Europe	Other (a)	Total
Information by geographic region
Year ended December 31, 2003:
Revenue (b)	$317,595	$310,525	$282,075	$97,794	$77,310	$1,085,299
Long-lived assets (c)	$17,869	$8,843	$7,282	$4,202	$2,609	$40,805

Year ended December 31, 2002:
Revenue (b)	$346,673	$286,508	$253,928	$96,810	$81,520	$1,065,439
Long-lived assets (c)	$84,621	$9,038	$63,707	$66,190	$12,487	$236,043

Year ended December 31, 2001:
Revenue (b)	$487,949	$292,735	$316,117	$100,823	$90,174	$1,287,798
Long-lived assets (c)	$194,644	$15,831	$145,789	$123,155	$29,829	$509,248

(a)	Includes the Americas other than the United States and Asia Pacific other than Australia.
(b)	Revenues are generally recorded on a geographic basis according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

15. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2003:
Revenue	$259,189	$269,283	$272,181	$284,646
Gross margin	$97,532	$103,718	$98,222	$103,557
Goodwill impairment charge	$—	$—	$202,785	$—
Operating loss	$(35,822)	$(16,705)	$(225,625)	$(35,497)
Net loss	$(44,011)	$(15,090)	$(226,274)	$(43,437)

Net loss per share	$(5.27)	$(1.80)	$(26.92)	$(5.14)

Average shares outstanding for quarter	8,359	8,382	8,405	8,448

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2002:
Revenue	$264,080	$277,787	$270,710	$252,862
Gross margin	$109,324	$113,949	$104,552	$84,045
Operating loss	$(15,304)	$(55,138)	$(5,534)	$(43,746)
Net loss per share before accounting change	$(15,005)	$(53,953)	$(5,472)	$(44,821)
Cumulative effect of accounting change	$(293,000)	$—	$—	$—
Net loss	$(308,005)	$(53,953)	$(5,472)	$(44,821)

Net loss per share before accounting change	$(1.80)	$(6.46)	$(0.65)	$(5.37)
Net loss per share	$(36.94)	$(6.46)	$(0.65)	$(5.37)

Average shares outstanding for quarter	8,339	8,355	8,364	8,343

Loss per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly loss per share amounts may not equal year-to-date loss per share amounts, which reflect the weighted average effect on a year-to-date basis. Prior 2003 quarterly weighted average shares outstanding have been modified to be consistent with the year end computation. Such modification had an insignificant effect on net loss per share, and no effect on net loss.

The Company made the decision to close or sell a number of its smaller business units in Europe and North America, resulting in an operating expense of approximately $19,800 in the fourth quarter of 2003 recorded in business reorganization expenses, merger and integration expenses and depreciation. Approximately $2,000 of additional non-operating expenses for these actions was recorded in the fourth quarter of 2003 for the disposition of certain assets. For the fourth quarter of 2003 the Company recorded a credit for doubtful accounts of $1,441 reflecting net recoveries of previously written-off receivables.

Report of Independent Certified Public Accountants

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Hudson Highland Group, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Highland Group, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP
New York, New York
February 5, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2003. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2003 to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to Instruction G(3) to Form 10-K, the information included under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report (the “Proxy Statement”), is hereby incorporated by reference. The information required by Item 10 with respect to our Executive Officers is included in Part I of this Annual Report on Form 10-K.

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and a Code of Ethics for the Chief Executive Officer and the Senior Financial and Accounting Officers. We have posted a copy of the Code of Business Conduct and Ethics and the Code of Ethics on our website at www.hhgroup.com. The Code of Business Conduct and Ethics and Code of Ethics are also available in print to any stockholder who requests them in writing from the Corporate Secretary at 622 Third Avenue, New York, New York 10017. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, our Code of Ethics by posting such information on our website at www.hhgroup.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 11 is incorporated by reference from the Proxy Statement under the captions “Board of Directors and Corporate Governance—Director Compensation” and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 12 is incorporated by reference from the Proxy Statement under the caption “Principal Stockholders.”

Equity Compensation Plan Information

The following table presents information on the Company’s existing equity incentive plans as of December 31, 2003.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)
	A	B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	887,300	$14.72	20,325
Employee Stock Purchase Plan	—	N/A	60,720
Equity Compensation Plans not approved by stockholders	—	—	—

Total	887,300	$14.72	81,045

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 14 is incorporated by reference from the Proxy Statement under the caption “Independent Auditors.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial statements—The following financial statements and the report of independent auditors are contained in Item 8.

2. Financial statement schedules

Schedule II—Valuation and qualifying accounts and reserves.

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

3. Exhibits—The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated October 28, 2003, reporting in Item 12 the issuance of a press release reporting financial results for the third quarter ended September 30, 2003.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

Column A	Column B	Column C Additions		Column D	Column E
Descriptions	Balance at Beginning of Period	Charged to Costs/Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2001	$12,942	(1,568)	1,692	1,947	$11,119
Year ended December 31, 2002	$11,119	3,323	—	4,161	$10,281
Year ended December 31, 2003	$10,281	13,482	—	17,360	$6,403

(1)	Represents acquired reserves of purchased companies.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Hudson Highland Group, Inc.

New York, New York

The audits referred to in our report dated February 5, 2004, relating to the consolidated financial statements of Hudson Highland Group, Inc., which is contained in Item 8 of this Form 10-K, included the audits of the consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based upon our audits.

In our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

New York, New York

February 5, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this fifth day of March 2004.

HUDSON HIGHLAND GROUP, INC.

By	/S/ JON F. CHAIT
Jon F. Chait
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JON F. CHAIT Jon F. Chait	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2004

/S/ RICHARD W. PEHLKE Richard W. Pehlke	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 5, 2004

/S/ RALPH L. O’HARA Ralph L. O’Hara	Vice President, Controller (Principal Accounting Officer)	March 5, 2004

/S/ JOHN J. HALEY John J. Haley	Director	March 5, 2004

/S/ JENNIFER LAING Jennifer Laing	Director	March 5, 2004

/S/ NICHOLAS G. MOORE Nicholas G. Moore	Director	March 5, 2004

/S/ DAVID G. OFFENSEND David G. Offensend	Director	March 5, 2004

/S/ RENÉ SCHUSTER René Schuster	Director	March 5, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(2.1)	Distribution Agreement, dated March 31, 2003, by and between Hudson Highland Group, Inc. and TMP Worldwide Inc. (incorporated by reference to Exhibit 2.1 to Monster Worldwide, Inc.’s Current Report on Form 8-K filed on April 11, 2003 (file No. 005-78979)).

(3.1)	Amended and Restated Certificate of Incorporation of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Registration Statement on Form 10 filed March 14, 2003 (File No. 0-50129)).

(3.2)	Amended and Restated Bylaws of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.2 to Hudson Highland Group, Inc.’s Registration Statement on Form 10 filed March 14, 2003 (File No. 0-50129)).

(4.1)	Amended and Restated Loan and Security Agreement, dated as of June 25, 2003, by and among Hudson Highland Group, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as the Lenders, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 0-50129)).

(4.2)	Amendment No. 1 to Amended and Restated Loan Security Agreement, dated as of September 30, 2003, between Hudson Highland Group, Inc. and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 4 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-50129)).

(4.3)	Amendment No. 2 to and Consent Under Amended and Restated Loan and Security Agreement, dated as of December 29, 2003, between Hudson Highland Group, Inc. and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 4 to Hudson Highland Group, Inc.’s Current Report on Form 8-K filed January 16, 2004 (File No. 0-50129)).

(4.4)	Amendment No. 3, Consent and Joinder to Amended and Restated Loan Security Agreement, dated as of March 2, 2004, between Hudson Highland Group, Inc. and Wells Fargo Foothill, Inc.

(10.1)*	Hudson Highland Group, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 (File No. 333-104209)).

(10.2)	Transition Services Agreement, dated as of March 31, 2003, by and between TMP Worldwide Inc. and Hudson Highland Group, Inc. (incorporated by reference to Exhibit 10.3 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-50129)).

(10.3)	Tax Separation Agreement, dated as of March 31, 2003, by and between TMP Worldwide Inc. and Hudson Highland Group, Inc. (incorporated by reference to Exhibit 10.4 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-50129)).

(10.4)*	Employment Agreement, dated March 7, 2003, between Richard W. Pehlke and TMP Worldwide Inc.

(10.5)*	Employment Agreement, dated November 27, 2002, between Richard Harris and TMP Worldwide Inc.

(10.6)*	Agreement, dated March 12, 2002, between Margaretta Noonan and TMP Worldwide Inc.

(10.7)*	Letter, dated May 6, 2003, between Rick Gray and Hudson Highland Group, Inc.

(10.8)*	Letter, dated March 25, 2003, between Steven B. London and Hudson Highland Group, Inc.

Exhibit Number	Exhibit Description
(21)	Subsidiaries of Hudson Highland Group, Inc.

(23)	Consent of BDO Seidman, LLP.

(31.1)	Certification by Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(31.2)	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(32.1)	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(99.1)	Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2003. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2003; except to the extent specifically incorporated by reference, the Proxy Statement for the 2004 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

*	A management contract or compensatory plan or arrangement.