Form 10-Q
period 2004-03-31
HUDSON HIGHLAND GROUP INC
filed 2004-05-06
CIK 1210708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              to

COMMISSION FILE NUMBER:  000-50129

HUDSON HIGHLAND GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	59-3547281 (IRS Employer Identification No.)

622 Third Avenue, New York, New York 10017

(Address of principal executive offices) (Zip code)

(212) 351-7300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding on April 30, 2004
Common Stock	9,957,356

HUDSON HIGHLAND GROUP, INC.

PART I  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue	$289,804	$259,189
Direct costs (Note 4)	183,413	161,657

Gross margin	106,391	97,532
Selling, general and administrative expenses	122,675	124,418
Business reorganization expenses	60	7,961
Merger and integration (recoveries) expenses	(37)	975

Operating loss	(16,307)	(35,822)
Other expense:
Other, net	1,597	1,747
Interest expense, net	401	293

Loss before provision for income taxes	(18,305)	(37,862)
Provision for income taxes	403	6,149

Net loss	$(18,708)	$(44,011)

Basic and diluted loss per share:
Net loss	$(2.17)	$(5.27)
Weighted average shares outstanding	8,615	8,359

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,152	$26,137
Accounts receivable, net	160,843	149,042
Other current assets	12,211	17,719
Due from Monster	3,018	5,518

Total current assets	214,224	198,416
Property and equipment, net	36,032	38,625
Other assets	9,305	11,703
Intangibles, net	2,041	2,180

	$261,602	$250,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,175	$26,495
Accrued expenses and other current liabilities	124,780	118,548
Accrued business reorganization expenses	11,721	11,543
Accrued merger and integration expenses	2,537	2,960

Total current liabilities	167,213	159,546
Accrued business reorganization expenses, non-current	7,869	14,840
Accrued merger and integration expenses, non-current	2,935	3,484
Other non-current liabilities	2,764	3,693

Total liabilities	180,781	181,563
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 100,000 shares authorized; issued and outstanding: 9,895 and 8,573 shares, respectively	10	9
Additional paid-in capital	344,389	315,130
Retained deficit	(303,509)	(284,801)
Accumulated other comprehensive income—translation adjustments	39,931	39,023

Total stockholders’ equity	80,821	69,361

	$261,602	$250,924

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(18,708)	$(44,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,079	5,485
Provision for doubtful accounts	18	3,917
Net loss on disposal of assets	892	1,647
Restricted stock amortization	283	—
Provision for deferred income taxes	—	5,292
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(13,399)	1,797
Decrease in other assets	5,970	1,891
Increase in accounts payable, accrued expenses and other liabilities	11,653	4,925
Decrease in accrued integration and restructuring costs	(972)	(1,130)
Decrease in accrued business reorganization costs	(6,198)	(3,690)

Total adjustments	3,326	20,134

Net cash (used in) operating activities	(15,382)	(23,877)

Cash flows from investing activities:
Capital expenditures	(2,518)	(3,518)
Payments related to prior years’ purchased businesses	—	(330)

Net cash (used in) investing activities	(2,518)	(3,848)

Cash flows from financing activities:
Proceeds from issuance of common stock	27,919	—
Borrowings under credit facility	13,550	—
Repayments under credit facility	(13,550)	—
Payments on short and long-term debt	(117)	(638)
Payments on receivable from Monster	2,500	—
Net cash transfers received from Monster prior to Distribution	—	41,317

Net cash provided by financing activities	30,302	40,679

Effect of exchange rates on cash and cash equivalents	(387)	1,138

Net increase in cash and cash equivalents	12,015	14,092
Cash and cash equivalents, beginning of period	26,137	25,908

Cash and cash equivalents, end of period	$38,152	$40,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$999	$639

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income (loss)	Total
Balance January 1, 2004	$9	$315,130	$(284,801)	$39,023	$69,361
Net loss	—	—	(18,708)	—	(18,708)
Other comprehensive loss, translation adjustments	—	—	—	908	908
Issuance of shares for 401(k) plan	—	1,058	—	—	1,058
Issuance of shares	1	27,918	—	—	27,919
Compensation on restricted stock issuance	—	283	—	—	283

Balance March 31, 2004	$10	$344,389	$(303,509)	$39,931	$80,821

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(unaudited)

NOTE 1 – INTERIM CONSOLIDATED CONDENSED QUARTERLY FINANCIAL STATEMENTS

These interim consolidated condensed quarterly financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the combined audited financial statements and related notes of Hudson Highland Group, Inc. (the “Company”) in its Annual Report on Form 10-K filed with the SEC on March 10, 2004 (the “Form 10-K”). The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The Company is the combination of 67 acquisitions made prior to the Company’s spin-off from Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. While these acquisitions were made between 1999 and 2002, some of the Company’s constituent businesses have operated for more than 20 years. These companies and businesses operated within Monster as the eResourcing and Executive Search divisions (“HH Group”) since 1998. On March 31, 2003 (the “Distribution Date”), Monster distributed to all of its stockholders of record on March 14, 2003 one share of HH Group common stock for each thirteen and one-third shares of Monster common stock so held. Since the spin-off from Monster, the Company has operated as an independent, publicly held company.

The consolidated financial statements have been derived from the financial statements and accounting records of Monster for all periods through the Distribution Date, using the historical results of operations and historical basis of the assets and liabilities of the Company’s business. In connection with the Distribution, the inter-company balances due to Monster were contributed by Monster to equity; accordingly, such balances are reflected as divisional equity for periods prior to March 31, 2003, at which time the amount was reclassified to common stock and additional paid-in capital. Earnings and losses are accumulated in retained earnings (deficit) starting April 1, 2003. The terms of the distribution agreement with Monster did not require repayment or distribution of any portion of the divisional equity back to Monster. HH Group’s costs and expenses in the accompanying consolidated condensed financial statements for periods prior to March 31, 2003 include allocations from Monster for executive, legal, accounting, treasury, real estate, information technology and other Monster corporate services and infrastructure costs because specific identification of the expenses is not practicable. The total corporate services allocation to HH Group from Monster was $5,123 for the period ending March 31, 2003. The expense allocations were determined on the basis that Monster and HH Group considered to be reasonable reflections of the utilization of services provided or the benefit received by HH Group using ratios that are primarily based on the Company’s revenue, net of direct costs of temporary contractors, compared to Monster as a whole. Monster also allocated to HH Group corporate expense certain business reorganization expenses of $137 for the period ending March 31, 2003. The financial information included herein prior to March 31, 2003 may not necessarily reflect the financial position and results of operations of the Company in the future or what these amounts would have been had it been a separate, stand-alone entity during the periods presented prior to the Distribution.

Loss Per Share

To determine the shares outstanding for the Company for the period prior to the Distribution, Monster’s weighted average number of shares is multiplied by the distribution ratio of one share of HH Group common stock for every thirteen and one third shares of Monster common stock. Basic loss-per-share is computed by dividing the Company’s losses by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method. For the period ended March 31, 2004, the effect of approximately 500,000 outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive. For the period ended March 31, 2003, there were no common stock equivalents outstanding.

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

Description of Business Segments

The Company is one of the world’s largest specialized staffing and executive search firms. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into two principal business segments, Hudson Global Resources (“Hudson”) and Highland Partners (“Highland”), which constituted approximately 87% percent and 13% of gross margin, respectively, for the quarter ended March 31, 2004.

Hudson. Hudson primarily provides temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with professional qualifications, including accounting and finance, legal and technology. The length of temporary assignment can vary widely, but assignments in the professional sectors tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually, and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, the sales strategy focuses on both clients operating in particular business segments, such as financial services, healthcare, or technology, and candidates possessing particular professional qualifications, such as accounting and finance, information technology and communications, legal and healthcare. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assess talent and help predict whether a candidate will be successful in a given role.

Hudson also provides a variety of other services through its Human Capital Solutions and Hudson Inclusion Solutions units that encompass services including, among others, customized interactive recruiting and human resource solutions, executive assessment and coaching, knowledge management, diversity and inclusion assessment and consulting, organizational effectiveness, and career transition. Through the Hudson Highland Center for High Performance, Hudson also offers leadership solutions designed to assist senior management in enhancing the operating performance of large organizations. These services enable Hudson to offer clients a comprehensive set of human capital management services, ranging from providing temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent executives and professionals, to outplacement.

Hudson operates on a global basis with its revenue generated approximately evenly among North America, Europe (including the United Kingdom), and the Asia Pacific region (primarily Australia and New Zealand).

Highland. Highland offers a comprehensive range of executive search services on a retained basis aimed at recruiting senior level executives or professionals. Highland also has an active practice in assisting clients desiring to augment their boards of directors.

Highland employs a multi-step process to identify appropriate candidates for clients. This process begins with an analysis of the needed position and a thorough understanding of both the tangible skills and experience required, as well as the intangible cultural aspects of the client’s workplace. These requirements are then matched against a pool of qualified candidates. Highland assists the client with the interview process and advises the client as to the compensation package for the selected candidate.

Highland approaches the market through industry sectors, such as financial services, life sciences, retail and consumer products, industrial and technology. This industry sector sales approach is designed to enable Highland to better understand the market conditions and strategic management issues faced by clients within their specific business sectors. Highland also recruits candidates through functional specialist groups, including board of directors, chief financial officer, chief information officer, human resources and legal. These functional expertise groups each are comprised of consultants who have extensive backgrounds in placing executives in certain specialist positions within a business.

Highland operates as a global boutique with 16 practice offices in five countries. For the quarter ended March 31, 2004, approximately 66% of revenue in the Highland business was derived in North America.

Corporate expenses are reported separately from the two operating segments and consist primarily of compensation, marketing and lease expense, and professional fees.

NOTE 3 – STOCK BASED COMPENSATION

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

As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on the Company’s operating results and per share data have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Risk free interest rate	4.0%	NA
Volatility	55.0%	NA
Expected life (years)	5.0	NA
Dividends	0.0%	NA
Weighted average fair value of options granted during the period	$13.80	NA

For purposes of pro forma disclosures, the options’ estimated fair value is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of stock-based compensation expense for the quarter ended March 31, 2003 are not included as no options related to the Company’s stock were outstanding during that period and no expense was required for Monster stock options granted to the Company’s employees prior to March 31, 2003. As a result of the Company’s inability to recognize current tax benefits on reported net losses, total stock-based compensation expense is shown without tax benefits for all periods presented. The pro forma effects of recognizing compensation expense under the fair value method on the Company’s operating results and per share data are as follows:

	Three Months Ended March 31,
	2004	2003
Reported net loss	$(18,708)	$(44,011)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,286)	—

Pro forma net loss	$(19,994)	$(44,011)

Basic and diluted earnings per share:
As reported net loss	$(2.17)	$(5.27)

Pro forma net loss	$(2.32)	$(5.27)

NOTE 4 – REVENUE, DIRECT COSTS AND GROSS MARGIN

Details of the Company’s revenue and direct costs, classified by temporary and permanent placement business, are as follows:

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Temporary	Permanent	Total	Temporary	Permanent	Total
Revenue	$204,770	$85,034	$289,804	$186,242	$72,947	$259,189
Direct costs (1)	171,482	11,931	183,413	153,644	8,013	161,657

Gross Margin	$33,288	$73,103	$106,391	$32,598	$64,934	$97,532

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the search and permanent placement revenue. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 5 – BUSINESS REORGANIZATION EXPENSES

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

Amounts in the “Change in estimate” column of the following tables represent amounts charged to business reorganization expenses in the Company’s statement of operations for the three months ended March 31, 2004. Costs under these plans are charged to expense as estimates are finalized and events become accruable and represent modifications to previously accrued amounts that were initially established under each plan. The “Utilization” caption of the following tables is primarily the cash payments associated with the plans.

A summary of activity of the business reorganization expenses for the three months ended March 31, 2004 is as follows:

	Balance December 31, 2003	Change in estimate	Utilization	Balance March 31, 2004
Workforce reductions	$5,337	$(17)	$(4,032)	$1,288
Consolidation of excess facilities	18,340	86	(1,745)	16,681
Professional fees and other	2,706	(9)	(1,076)	1,621

Total	$26,383	$60	$(6,853)	$19,590

The following table presents a summary of plan activity related to business reorganization expenses for the three months ended March 31, 2004.

	Balance December 31, 2003	Change in estimate	Utilization	Balance March 31, 2004
Second Quarter 2002 Plan	$4,717	$(95)	$(762)	$3,860
Fourth Quarter 2002 Plan	8,523	(57)	(1,072)	7,394
Fourth Quarter 2003 Plan	13,143	212	(5,019)	8,336

Total	$26,383	$60	$(6,853)	$19,590

NOTE 6 – BUSINESS COMBINATIONS

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

In connection with plans relating to pooled entities, the Company recovered $37 and expensed $975 in the first quarter of 2004 and 2003, respectively, relating to integration activities included as a component of merger and integration expenses. Amounts recorded relating to business combinations accounted for as purchases were charged to goodwill. The $37 in recoveries for the first quarter of 2004 were entirely related to lease obligations on closed facilities.

Amounts reflected in the “Change in estimate” column represent modifications to plans, subsequent to finalization and have been expensed in the current period. The “Utilization” caption of the following tables is primarily the cash payments associated with the plans.

Accrued integration and merger expenses are comprised of:

	Balance December 31, 2003	Change in Estimate	Utilization	Balance March 31, 2004
Assumed lease obligations on closed facilities	$5,984	$(37)	$(703)	$5,244
Consolidation of acquired facilities	460	—	(232)	228

Total	$6,444	$(37)	$(935)	$5,472

The following table presents a summary of activity relating the Company’s integration and restructuring plans for acquisitions made in prior years. Details of the exit plan activity for the three months ended March 31, 2004 are as follows:

	Balance December 31, 2003	Change in Estimate	Utilization	Balance March 31, 2004
2000 Plans	$1,728	$(37)	$(165)	$1,526
2001 Plans	2,293	—	(354)	1,939
2002 Plans	2,423	—	(416)	2,007

Total	$6,444	$(37)

NOTE 7 – TAXES

The provision for income taxes for the three months ended March 31, 2004 was $403 on a pretax loss of $18,305, compared with a provision of $6,149 on a pretax loss of $37,862 for the same period of 2003. The higher tax provision in the first quarter of 2003 relates primarily to the increase in valuation allowances on certain foreign tax losses, which may not be realizable. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to valuation allowances on deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

NOTE 8 – RELATED PARTY TRANSACTIONS

Distribution Business Agreements

In connection with the Distribution, the Company and Monster entered into agreements covering employee benefit plans, real estate, transition services and tax separation.

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

The Company and Monster entered into various lease and sublease arrangements for the sharing of certain facilities for a transitional period on commercial terms. In the case of subleases or sub-subleases of property, the lease terms and conditions generally coincide with the remaining terms and conditions of the primary lease or sublease, respectively.

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

After the Distribution Date, the Company was no longer included in Monster’s consolidated group for United States federal income tax purposes. The Company and Monster entered into a tax separation agreement to reflect the Company’s separation from Monster with respect to tax matters. The primary purpose of the tax separation agreement is to reflect each party’s rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including the date of the distribution and any taxes resulting from transactions effected in connection with the distribution.

Monster Funding of HH Group Obligations

Monster agreed at the Distribution Date to reimburse the Company for $13,530 of cash payments related to the Company’s accrued integration, restructuring and business reorganization obligations and other expenses during the first year following the spin-off. The Company received payments of $10,512 since the distribution and will receive final payment of $3,018 from Monster in the second quarter of 2004. Legal obligation for settlement of such liabilities will remain with the Company.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – FINANCIAL INSTRUMENTS

The Company received $27,919 in net proceeds from the issuance of 1,273,885 shares of its common stock in a registered public offering on March 23, 2004.

Credit Facility

The Company has a senior secured credit facility for $30,000 with Wells Fargo Foothill, Inc. (the “Foothill Credit Facility”). On March 2, 2004, the Company entered into an amendment to the Foothill Credit Facility that extended its maturity date to March 31, 2007. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. During the quarter ended March 31, 2004, the Company borrowed and repaid a total of $13,550 under this credit facility. At the end of the quarter no borrowings were outstanding and the Company had letters of credit issued and outstanding of $4,177, leaving $25,823 of the credit facility available for use. The Foothill Credit Facility may be increased to $50,000 at the option of Wells Fargo Foothill upon syndication for the additional $20,000.

The Foothill Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain its Adjusted EBITDA and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. On March 2, 2004, the Company entered into an amendment to the Foothill Credit Facility that established the Adjusted EBITDA and capital expenditure covenant levels for fiscal year 2004.

Derivatives Held for Purposes Other Than Trading

The Company periodically enters into forward contracts in order to reduce exposure to exchange rate risk related to short-term intercompany loans denominated in currencies other than the functional currency. The fair values for all derivatives are recorded in other assets or other liabilities in the consolidated balance sheets.

The notional amounts and fair values of the Company’s derivatives as of March 31, 2004 are:

Inception Date	Maturity Date	Notional Value	Fair Value	Derivative Type
February 2004	April 2004	$7,570	$(392)	Currency forward

NOTE 11 – COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2004	2003
Net loss	$(18,708)	$(44,011)
Other comprehensive income—translation adjustments	908	3,219

Total comprehensive loss	$(17,800)	$(40,792)

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

During the quarter ended March 31, 2004, the Company issued 46,038 shares of its common stock to satisfy the 2003 contribution liability to the 401(k) Savings Plan; the value of these shares at issuance was $1,058. The Company entered into a capital lease obligation for telecommunications equipment with a fair-value of $118.

NOTE 13 – SEGMENT AND GEOGRAPHIC DATA

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

Information by business segment	As of and for the Three Months Ended March 31,
	2004	2003
Revenue
Hudson	$275,275	$243,965
Highland	14,529	15,224

	$289,804	$259,189

Gross Margin
Hudson	$92,765	$82,650
Highland	13,626	14,882

	$106,391	$97,532

Business reorganization expenses (recoveries)(a)
Hudson	$(16)	$6,839
Highland	76	985

	$60	$7,824

Operating loss
Hudson	$(6,807)	$(22,999)
Highland	(443)	(7,563)

	(7,250)	(30,562)
Corporate expenses (a)	9,057	5,260
Interest and other expense, net	1,998	2,040

Loss before provision for income taxes	$(18,305)	$(37,862)

Accounts receivable, net
Hudson	$152,630	$147,014
Highland	8,213	11,453

	$160,843	$158,467

Long-lived assets, net of accumulated amortization
Hudson	$28,135	$227,039
Highland	3,471	13,191
Corporate	6,467	7,574

	$38,073	$247,804

(a)	Corporate expenses include $137 of business reorganization expenses in the first quarter of 2003

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other (b)	Total
For the Three Months Ended March 31, 2004
Revenue	$80,448	$83,995	$78,691	$26,371	$20,299	$289,804

Long-lived assets	$16,932	$8,280	$6,638	$3,877	$2,346	$38,073

For the Three Months Ended March 31, 2003
Revenue	$86,215	$67,333	$64,894	$24,037	$16,710	$259,189

Long-lived assets	$92,392	$14,289	$60,229	$70,454	$10,440	$247,804

(b)	Includes the Americas other than the United States and Asia Pacific other than Australia.

Report of Independent Certified Public Accountants

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. and subsidiaries as of March 31, 2004, the related consolidated condensed statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003 and the consolidated condensed statement of changes in stockholders’ equity for the three month period ended March 31, 2004 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP BDO Seidman, LLP New York, New York April 29, 2004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share data)

The following discussion should be read in conjunction with the consolidated condensed financial statements and the notes thereto, included in Item 1 of this Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements

Hudson Highland Group, Inc. (the “Company”) provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into two principal business segments, Hudson Global Resources (“Hudson”) and Highland Partners (“Highland”), which constituted approximately 87% percent and 13% of gross margin, respectively, for the quarter ended March 31, 2004.

Strategic Actions

The Company’s management is focused primarily on returning the Company to profitability, after five years of losses. The Company operated independently from Monster since April 1, 2003.

Since the Company’s spin-off from Monster, additional reorganization charges were recorded primarily as a result of actions designed to rationalize various aspects of the Company’s cost structure. These charges included costs related to rationalization of real estate, integration of financial and management information systems, reductions in headcount, the write-off of redundant assets and impairment charges related to the goodwill recorded for the acquisitions. The Company also closed or sold a number of its smaller business units in Europe and North America after determining that these businesses were not viable profit centers in the near term. In the first quarter of 2004 the Company abandoned its investment in its German subsidiary and recognized a loss on disposition of assets of $892. The operation subsequently filed for insolvency and is currently operated under an administrator in Germany. The ultimate financial outcome is not determinable at this time. Within individual geographic regions, the Company has integrated the systems, management structures and compensation plans of its business units. Globally, the businesses operate under common financial policies and timetables, they report through a single consolidation system, and cash management is coordinated centrally from the corporate headquarters in New York.

Hudson. Hudson primarily provides temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with professional qualifications, including accounting and finance, legal and technology. The length of temporary assignment can vary widely, but assignments in the professional sectors tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually, and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, the sales strategy focuses on both clients operating in particular business segments, such as financial services, healthcare, or technology, and candidates possessing particular professional qualifications, such as accounting and finance, information technology and communications, legal and healthcare. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assess talent and help predict whether a candidate will be successful in a given role.

Hudson also provides a variety of other services through its Human Capital Solutions and Hudson Inclusion Solutions units that encompass services including, among others, customized interactive recruiting and human resource solutions, executive assessment and coaching, knowledge management, diversity and inclusion assessment and consulting, organizational effectiveness, and career transition. Through the Hudson Highland Center for High Performance, Hudson also offers leadership solutions designed to assist senior management in enhancing the operating performance of large organizations. These services enable Hudson to offer clients a comprehensive set of human capital management services, ranging from providing temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent executives and professionals, to outplacement.

Hudson operates on a global basis with its revenue generated approximately evenly among North America, Europe (including the United Kingdom), and the Asia Pacific region (primarily Australia and New Zealand).

Highland. Highland offers a comprehensive range of executive search services on a retained basis aimed at recruiting senior level executives or professionals. Highland also has an active practice in assisting clients desiring to augment their boards of directors.

Highland employs a multi-step process to identify appropriate candidates for clients. This process begins with an analysis of the needed position and a thorough understanding of both the tangible skills and experience required, as well as the intangible cultural aspects of the client’s workplace. These requirements are then matched against a pool of qualified candidates. Highland assists the client with the interview process and advises the client as to the compensation package for the selected candidate.

Highland approaches the market through industry sectors, such as financial services, life sciences, retail and consumer products, industrial and technology. This industry sector sales approach is designed to enable Highland to better understand the market conditions and strategic management issues faced by clients within their specific business sectors. Highland also recruits candidates through functional specialist groups, including board of directors, chief financial officer, chief information officer, human resources and legal. These functional expertise groups each are comprised of consultants who have extensive backgrounds in placing executives in certain specialist positions within a business.

Highland operates as a global boutique with 16 practice offices in five countries. For the quarter ended March 31, 2004, approximately 66% of revenue in the Highland business was derived in North America.

Corporate expenses are reported separately from the two operating segments and consist primarily of compensation, marketing and lease expense, and professional fees.

For all of the periods presented in this Form 10-Q, prior to the Distribution (as defined below), HH Group operated as part of Monster. Immediately prior to the Distribution, Monster transferred the assets and liabilities of its Hudson and Highland business segments to HH Group at Monster’s historical cost. On March 31, 2003 (the “Distribution Date”), Monster distributed to all of its stockholders of record one share of the Company Common Stock for each thirteen and one third shares of Monster Common Stock so held (the “Distribution”). Following the Distribution, the Company became an independent public company and Monster has no continuing stock ownership interest in the Company. Prior to the Distribution, HH Group entered into several agreements with Monster in connection with, among other things, employee matters, income taxes, leased real property and transitional services. See Note 10 of the Notes to Consolidated Condensed Financial Statements for a description of the agreements.

The Company’s consolidated condensed financial statements reflect the historical financial position, results of operations and cash flows of the businesses transferred to HH Group from Monster as part of the Distribution. Additionally, net intercompany balances due to Monster have been contributed to HH Group and are reflected as divisional equity in the accompanying consolidated condensed financial statements. The financial information included herein, however, may not necessarily reflect HH Group’s financial position, results of operations and cash flows in the future or what its financial position, results of operations and cash flows would have been had HH Group been a stand-alone company during the periods presented.

The Company’s costs and expenses in the accompanying consolidated condensed financial statements include allocations from Monster for executive, legal, accounting, treasury, real estate, information technology, merger and integration costs and other Monster corporate services and infrastructure costs because specific identification of the expenses is not practicable. The total corporate services allocation to the Company from Monster was $5,260 for the three months ended March 31, 2003. The expense allocations were determined on the basis that Monster and HH Group considered to be reasonable reflections of the utilization of services provided or the benefit received by HH Group using ratios that are primarily based on its revenue, net of costs of temporary contractors compared to Monster as a whole. Except as discussed above, interest charges from Monster have been allocated to HH Group only for that portion of third-party debt attributed to HH Group.

The Company recorded business reorganization and merger and integration expenses of $23 and $8,936 for the three months ended March 31, 2004 and 2003, respectively. The merger and integration expenses were recorded in connection with its pooling of interest transactions and consist of costs to integrate and/or exit certain aspects of the operations of its pooled entities, particularly in areas where duplicate functions and facilities existed. The business reorganization expenses were related to the reorganization of operations announced in 2002 and 2003 and the Distribution in the first quarter of 2003.

Prior to the Distribution, HH Group was not a separate taxable entity for federal, state or local income tax purposes and its operating results are included in Monster ‘s tax return. Income taxes have been calculated as if HH Group filed separate tax returns. However, Monster was managing its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that HH Group would have followed or will follow as a stand-alone company.

Results of Operations

The following table sets forth the Company’s revenue, operating loss, net loss, temporary contracting revenue, direct costs of temporary contractors and temporary contractor gross margin for the three months ended March 31.

	For the Three Months Ended March 31,
	2004	2003
Revenue
Hudson Global Resources	$275,275	$243,965
Highland Partners	14,529	15,224

	$289,804	$259,189

Gross margin
Hudson Global Resources	$92,765	$82,650
Highland Partners	13,626	14,882

	$106,391	$97,532

Operating loss	$(16,307)	$(35,822)

Net loss	$(18,708)	$(44,011)

Temporary Contracting Data (1):
Temporary contracting revenue	$204,770	$186,242
Direct costs of temporary contracting	171,482	153,644

Temporary contracting gross margin	$33,288	$32,598

Gross margin as a percent of revenue	16.3%	17.5%

(1)	Temporary contracting revenues are a component of Hudson revenues. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

The Company believes that these calculations are a useful measure, indicating the actual change in underlying operations. Earnings from subsidiaries are rarely repatriated to the United States, and there are not significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition (dollars in thousands).

	For the Three Months Ended March 31,
	2004			2003
	As reported	Currency Translation	Constant Currencies	As reported
Revenue
Hudson Global Resources	$275,275	$(33,929)	$241,346	$243,965
Highland Partners	14,529	(1,033)	13,496	15,224

	289,804	(34,962)	254,842	259,189

Direct costs	183,413	(22,121)	161,292	161,657

Gross margin	$106,391	$(12,841)	$93,550	$97,532

Selling, general and administrative expenses (1)	$122,675	$(13,142)	$109,533	$124,418

(1)	Selling, general and administrative expenses include salaries and related, office and general, marketing and promotion, and amortization of intangibles.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total revenues for the three months ended March 31, 2004 were $289,804, an increase of $30,615 or 11.8%, as compared to total revenues of $259,189 in the first quarter of 2003. On a constant currencies basis, total revenues decreased 1.7% comparing 2004 with 2003.

Hudson revenues were $275,275 for the three months ended March 31, 2004, an increase of 12.8% over the same period of 2003. On a constant currencies basis, Hudson revenues were down 1.1% from prior year, reflecting lower temporary staffing levels in the domestic and Australian markets, partially offset by higher revenues in the U.K. Permanent revenues were essentially unchanged, however increased demand in the U.K. and Asia was offset by decreases in continental Europe.

Highland revenues of $14,529 for the three months ended March 31, 2004 were down 4.6% from $15,224 in same period of 2003. On a constant currencies basis, Highland revenues decreased 11.4% comparing 2004 with 2003, reflecting the closure of a number of the European and domestic offices, the reduction in the number of Partners, and fewer executive level search placements in the U.S., partially offset by increased revenues in Australia.

Direct costs for the three months ended March 31, 2004 were $183,413, compared to $161,657 for the same period of 2003. On a constant currencies basis, direct costs remained essentially unchanged from prior year.

Gross margin, defined as revenue less direct costs, for the three months ended March 31, 2004 was $106,391, higher by $8,859 or 9.1% from $97,532 reported in the three months ended March 31, 2003. On a constant currencies basis, gross margin decreased 4.1% comparing 2004 with 2003. The decrease was primarily due to the lower revenues in Hudson and Highland discussed above in conjunction with declines in margins on temporary staffing in Australia and the U.K. Gross margin as a percentage of revenue declined to 36.7% for the first quarter of 2004, from 37.6% in the first quarter of 2003.

Selling, general and administrative expenses for the three months ended March 31, 2004 were $122,675 compared with $124,418 for the same period of 2003. Selling general and administrative expenses were 42.3% and 48.0%, as a percentage of revenue for the first quarter of 2004 and 2003, respectively. On a constant currencies basis, the 2004 selling, general and administrative expenses decreased by 12.0% compared to 2003. The decrease primarily related to decreases in compensation expense for consultant and administrative staff and lower provisions for doubtful accounts.

Business reorganization and special charges for the three months ended March 31, 2004 totaled $60 compared to $7,961 in 2003. The 2004 expenses were for changes in estimates related to plans initiated in 2003 and 2002. There were no new expenses in the first quarter of 2004. The 2003 expenses were for the completion of the distribution and the continued streamlining of operations begun in 2002.

Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the three months ended March 31, 2004, merger and integration recoveries were $37, compared to costs of $975 in 2003. For the periods presented, expenses or recoveries are changes in estimates for lease obligations of acquisitions completed prior to June 2002; no new actions have been taken.

Operating loss for the three months ended March 31, 2004 was $16,307 compared to an operating loss of $35,822 for the comparable period in 2003. On a constant currencies basis, 2004 operating losses were essentially the same as the reported loss. Operationally, the Company’s results improved significantly from the year-ago period as it begins to realize the benefits of the reorganization implemented over the past two years. Hudson North America, U.K. and Asia Pacific each reported improved operating results for a year ago on a constant currency basis. Highland results showed the benefits from the closing of uneconomic offices and neared an operating breakeven result for the quarter. Operating losses for the Hudson and Highland segments were significantly reduced as a result of lower selling and administrative expenses and lower business reorganization expenses, partially offset by lower gross margins, as discussed above, on a constant currencies basis. Corporate expenses were higher in the first quarter of 2004 compared to the corporate services allocation to the Company from Monster in the first quarter of 2003, but were essentially unchanged from the prior three quarters reported subsequent to the Distribution.

Other non-operating expenses, including net interest expense, were $1,998 in the first quarter of 2004 and $2,040 for the same period of 2003. Other non-operating expenses included $892 and $1,647 of losses on disposition of certain non-U.S. operations in 2004 and 2003, respectively.

The provision for income taxes for the three months ended March 31, 2004 was $403 on a pretax loss of $18,305, compared with a provision of $6,149 on a pretax loss of $37,862 for the same period of 2003. The 2004 provision primarily was for withholding taxes on non-U.S. earnings. No benefits on losses were recorded. The higher tax provision in the first quarter of 2003 relates primarily to the increase in valuation allowances on certain foreign tax losses, which may not be realizable. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to valuation allowances on deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions.

Net loss was $18,708 for the three months ended March 31, 2004, compared with a net loss of $44,011 for the same period in 2003.

Basic and diluted loss per share for the first quarter of 2004 was a loss of $2.17 per share, compared to a loss of $5.27 per share in the first quarter of 2003. Basic average shares outstanding increased in 2004 as a result of the issuance of shares in March of 2004 for the secondary public offering. For the period ended March 31, 2004, the effect of approximately 500,000 outstanding stock options and other common stock equivalents was excluded from the calcuation of diluted loss per share because the effect was anti-dilutive. For the period ended March 31, 2003, there were no common stock equivalents outstanding.

Liquidity and Capital Resources

The Company received $27,919 in net proceeds from the issuance of 1,273,885 shares of its common stock in a registered public offering on March 23, 2004.

The Company’s liquidity needs arise primarily from funding working capital requirements, as well as capital investment in information technology. Prior to the Distribution, HH Group historically relied upon Monster’s centralized cash management function and Monster’s line of credit facility. Legal obligation for settlement of such liabilities remained with the Company. In connection with the Distribution, Monster provided HH Group with a cash balance of $40,000 upon completion of the Distribution on March 31, 2003, agreed to reimburse the Company $13,500 of cash payments due under its accrued integration restructuring and business reorganization plans. The Company has received payments totaling $10,512 since the Distribution and expects to receive the balance of $3,018 during the second quarter of 2004.

The Company has a senior secured credit facility for $30,000 with Wells Fargo Foothill, Inc. (the “Foothill Credit Facility”). On March 2, 2004, the Company entered into an amendment to the Foothill Credit Facility that extended its maturity date to March 31, 2007. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. During the quarter ended March 31, 2004, the Company borrowed and repaid a total of $13,550 under this credit facility. At the end of the quarter no borrowings were outstanding and the Company had letters of credit issued and outstanding of $4,177, leaving $25,823 of the credit facility available for use. The Foothill Credit Facility may be increased to $50,000 at the option of Wells Fargo Foothill upon syndication for the additional $20,000.

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

On March 2, 2004, the Company entered into an amendment of the Foothill Credit Facility that established the Adjusted EBITDA and capital expenditure covenant levels for fiscal year 2004. The Adjusted EBITDA covenant generally provides that the Company’s Adjusted EBITDA (as defined in the Foothill Credit Facility) loss for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2004 may not exceed $48,500, $35,500, $25,500 and $8,000, respectively. The capital expenditure covenant provides that the Company’s capital expenditures for 2004 may not exceed $11,000.

On April 22, 2004, the Company filed a registration statement on Form S-4 with the SEC, to offer up to 350,000 shares of the Company’s common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies whether by purchase, merger or any other form of acquisition or business combination.

During the three months ended March 31, 2004 and 2003, the Company used cash in operating activities of $15,382 and $23,877, respectively. Cash usage decreased in the first quarter of 2004 from 2003 as a result of lower operating losses in 2004 and higher current liability levels. These improvements in cash flow were partially offset by higher account receivable levels and higher payments related to business reorganization expenses and lower deferred tax provisions.

During the three months ended March 31, 2004 and 2003, the Company used cash in investing activities of $2,518 and $3,848, respectively. This use of cash was primarily related to capital expenditures in the normal course of operations. The decreased use of cash in the first quarter of 2004 compared to 2003 was the result of lower capital expenditures.

During the three months ended March 31, 2004 and 2003, the Company generated cash from financing activities of $30,302 and $40,679, respectively. The cash provided from financing was lower in 2004 as a result of the absence of Monster cash transfers, partially offset by the proceeds from the issuance of common stock.

The Company believes that its cash and cash equivalents, supplemented by the Foothill Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to fluctuations in the global economy and unemployment rates. Total third-party debt and capital lease obligations, as of March 31, 2004, were $756.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Form 10-Q contains these types of statements, which the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions, that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the impact of global economic fluctuations on the Company’s temporary contracting operations, (2) the cyclical nature of the Company’s executive search and mid-market professional staffing businesses, (3) the Company’s ability to manage its growth, (4) risks associated with expansion, (5) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (6) competition in the Company’s markets, (7) fluctuations in the Company’s operating results from quarter to quarter, (8) risks relating to the Company’s foreign operations, including foreign currency fluctuations, (9) the Company’s dependence on its highly skilled professionals and key management personnel, (10) the impact of employees departing with existing executive search clients, (11) risks maintaining the Company’s professional reputation and brand name, (12) restrictions imposed by blocking arrangements, (13) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (14) the impact of government regulations, (15) the Company’s ability to successfully operate as an independent company and the level of costs associated therewith, and (16) restrictions on the Company’s operating flexibility due to the terms of its credit facility. Please see “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2004 for more information.

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

The majority of the Company’s borrowings are in fixed rate equipment leases and seller financed notes. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. The Company does not trade derivative financial instruments for speculative purposes.

The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, the Netherlands, New Zealand and the United Kingdom. For the year ended December 31, 2003 approximately 75% of our gross margin was earned outside the United States and collected in local currency, and related operating expenses also were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the quarter ended March 31, 2004, the Company had a translation gain of $908, primarily attributable to the weakening of the U.S. dollar against the Australian dollar, the British pound, and the Euro.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on intercompany loan balances. At March 31, 2004, the outstanding foreign currency forward contracts had terms of no more than one month. The principal currencies hedged are the Euro and the Australian Dollar.

The notional value of the Company’s hedging instruments was approximately $7,570 at March 31, 2004. The fair value of these hedging instruments is subject to change as a result of potential changes in foreign exchange rates. The Company assesses its market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values based on a hypothetical 10% change in currency rates. The potential loss in fair value for foreign exchange rate-sensitive instruments, all of which were forward foreign currency contracts, based on a hypothetical 10% decrease in the value of the U.S. dollar or, in the case of non-dollar-related instruments, the currency being purchased, was $757 at March 31, 2004. However, the change in the fair value of foreign exchange rate-sensitive instruments would likely be offset by a change in the fair value of the intercompany loans being hedged. The estimated fair values of the foreign exchange risk management contracts were determined based on quoted market prices.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Company’s management evaluated with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2004. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2004 to ensure that material information relating to the Company, including the Company’s consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following Exhibits are filed herewith.

4	Amendment No. 3, Consent and Joinder to Amended and Restated Loan Security Agreement, Dated March 2, 2004, between Hudson Highland Group, Inc. and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 4.3 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K filed March 10, 2004 (File No. 0-50129))

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K during the quarter ended March 31, 2004.

A Form 8-K was filed on January 16, 2004, under Item 5, including the Company’s January 15, 2004 press release announcing that the Company’s financial results for the fourth quarter ended December 31, 2003 will include approximately $22 million of expenses related to exiting unprofitable locations and bringing the Company’s workforce in line with business and market conditions and the December 29, 2003 amendment to the Company’s Amended and Restated Loan and Security Agreement, dated as of June 25, 2003, between the Company and certain of its subsidiaries and Wells Fargo Foothill, Inc., as agent and lender.

A Form 8-K was filed on February 5, 2004, under Item 12, incorporating the Company’s February 5, 2004, press release announcing its fourth-quarter and full year 2003 earnings.

A Form 8-K was filed on March 18, 2004, under Item 5, reporting the Company’s agreement to sell 1,273,885 shares of its common stock at a price of $23.55 per share to the public in a public offering through Robert W. Baird & Co. Incorporated and William Blair & Company, L.L.C.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC. (Registrant)
	By:	/s/ JON F. CHAIT Jon F. Chait Chairman, President and Chief Executive Officer (Principal Executive Officer)
Dated: May 5, 2004
	By:	/s/ RICHARD W. PEHLKE Richard W. Pehlke Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 5, 2004

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
4	Amendment No. 3, Consent and Joinder to Amended and Restated Loan Security Agreement, Dated March 2, 2004, between Hudson Highland Group, Inc. and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 4.3 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K filed March 10, 2004 (File No. 0-50129))

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.