Form 10-Q
period 2004-06-30
HUDSON HIGHLAND GROUP INC
filed 2004-08-04
CIK 1210708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      to

COMMISSION FILE NUMBER: 000-50129

HUDSON HIGHLAND GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	59-3547281
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☒ No. ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding on July 31, 2004
Common Stock	10,218,240

HUDSON HIGHLAND GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$307,431	$269,283	$597,235	$528,472
Direct costs (Note 4)	188,942	165,565	372,355	327,222

Gross margin	118,489	103,718	224,880	201,250
Selling, general and administrative expenses	117,733	120,920	240,408	245,338
Business reorganization expenses (recoveries)	76	(500)	136	7,461
Merger and integration expenses (recoveries)	—	3	(37)	978

Operating income (loss)	680	(16,705)	(15,627)	(52,527)
Other income (expense):
Other income (expense), net	(290)	1,566	(1,887)	(181)
Interest income (expense), net	145	38	(256)	(255)

Income (loss) before provision for (benefit of) income taxes	535	(15,101)	(17,770)	(52,963)
Provision for (benefit of) income taxes	318	(11)	721	6,138

Net income (loss)	$217	$(15,090)	$(18,491)	$(59,101)

Income (loss) per share:
Basic earnings (loss)	$.02	$(1.80)	$(1.99)	$(7.06)
Diluted earnings (loss)	$.02	$(1.80)	$(1.99)	$(7.06)
Weighted average shares outstanding:
Basic	9,951	8,382	9,283	8,371
Diluted	10,436	8,382	9,283	8,371

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,952	$26,137
Accounts receivable, net	175,591	149,042
Other current assets	12,969	17,719
Due from Monster	—	5,518

Total current assets	216,512	198,416
Property and equipment, net	36,758	38,625
Other assets	8,561	11,703
Intangibles, net	6,428	2,180

	$268,259	$250,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,461	$26,495
Accrued expenses and other current liabilities	124,909	118,548
Accrued business reorganization expenses	10,552	11,543
Accrued merger and integration expenses	2,246	2,960

Total current liabilities	167,168	159,546
Accrued business reorganization expenses, non-current	6,339	14,840
Accrued merger and integration expenses, non-current	2,683	3,484
Other non-current liabilities	5,352	3,693

Total liabilities	181,542	181,563
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 100,000 shares authorized; issued 10,216 and 8,573 shares, respectively	10	9
Additional paid-in capital	351,628	315,130
Retained deficit	(303,292)	(284,801)
Accumulated other comprehensive income - translation adjustments	38,589	39,023
Treasury stock, 7 shares	(218)	—

Total stockholders’ equity	86,717	69,361

	$268,259	$250,924

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(18,491)	$(59,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,994	10,301
(Recovery of) provision for doubtful accounts	(1,138)	8,113
Net loss on disposal of assets	1,182	1,784
Deferred income taxes	(17)	6,819
Restricted stock amortization	486	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(26,345)	(269)
Decrease (increase) in other assets	5,376	(227)
Increase in accounts payable, accrued expenses and other liabilities	11,701	20,397
(Decrease) in accrued merger and integration expenses	(1,296)	(2,140)
(Decrease) in accrued business reorganization expenses	(8,972)	(11,341)

Total adjustments	(9,029)	33,437

Net cash used in operating activities	(27,520)	(25,664)

Cash flows from investing activities:
Capital expenditures	(4,693)	(5,362)
Payments related to purchased businesses (net of cash acquired)	(43)	(330)

Net cash used in investing activities	(4,736)	(5,692)

Cash flows from financing activities:
Proceeds from issuance of common stock	27,919	—
Borrowings under credit facility	13,550	—
Repayments under credit facility	(13,550)	—
Proceeds from receivable from Monster	5,518	2,109
Issuance of common stock – Long Term Incentive Plan option exercises	1,105	—
Issuance of common stock – Employee Stock Purchase Plan	1,000	—
Payments on short and long-term debt	(570)	(1,298)
Purchase of restricted stock from employees	(218)	—
Net cash transfers received from Monster prior to Distribution	—	41,317

Net cash provided by financing activities	34,754	42,128

Effect of exchange rate changes on cash and cash equivalents	(683)	2,941

Net increase in cash and cash equivalents	1,815	13,713
Cash and cash equivalents, beginning of period	26,137	25,908

Cash and cash equivalents, end of period	$27,952	$39,621

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,039	$1,974

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common stock	Additional paid-in capital	Retained deficit	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance January 1, 2004	$9	$315,130	$(284,801)	$—	$39,023	$69,361
Net loss			(18,491)	—		(18,491)
Other comprehensive loss, translation adjustments	—	—	—	—	(434)	(434)
Issuance of shares for 401(k) plan	—	1,058	—	—	—	1,058
Exercise of stock options	—	1,105	—	—	—	1,105
Issuance of shares for employee stock purchase plan	—	1,000	—	—	—	1,000
Issuance of shares for acquisition, net of $317 due from seller	—	4,931	—	—	—	4,931
Purchase of restricted stock from employees	—	—	—	(218)	—	(218)
Issuance of shares	1	27,918	—	—	—	27,919
Compensation on restricted stock issuance	—	486	—	—	—	486

Balance June 30, 2004	$10	$351,628	$(303,292)	$(218)	$38,589	$86,717

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 1 - INTERIM CONSOLIDATED CONDENSED QUARTERLY FINANCIAL STATEMENTS

These interim consolidated condensed quarterly financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated audited financial statements and related notes of Hudson Highland Group, Inc. (the “Company”) in its Annual Report on Form 10-K filed with the SEC on March 10, 2004 (the “Form 10-K”). The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The Company was historically the combination of 67 acquisitions made between 1999 and 2002, which became the eResourcing and Executive Search divisions (“HH Group”) of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. Some of the Company’s constituent businesses have operated for more than 20 years. On March 31, 2003 (the “Distribution Date”), Monster distributed all of the outstanding shares of the newly named HH Group to its stockholders of record on March 14, 2003 on a basis of one share of HH Group common stock for each thirteen and one-third shares of Monster common stock so held. Since the Distribution Date, the Company has operated as an independent publicly held company, has added two small acquisitions, and reorganized a number of smaller business units after determining that those businesses were not viable profit centers.

For all periods through the Distribution Date, the consolidated financial statements have been derived from the financial statements and accounting records of Monster, using the historical results of operations and historical basis of the assets and liabilities of the Company’s business. In connection with the Distribution, the inter-company balances due to Monster were contributed by Monster to equity; accordingly, such balances are reflected as divisional equity for periods prior to the Distribution Date, at which time the amount was reclassified to common stock and additional paid-in capital. Earnings and losses are accumulated in retained earnings (deficit) starting April 1, 2003. The terms of the distribution agreement with Monster did not require repayment or distribution of any portion of the divisional equity back to Monster. HH Group’s costs and expenses in the accompanying consolidated condensed financial statements for periods prior to the Distribution Date include allocations from Monster for executive, legal, accounting, treasury, real estate, information technology and other Monster corporate services and infrastructure costs because specific identification of the expenses is not practicable. The total corporate services allocation to HH Group from Monster was $5,123 for the period ending the Distribution Date. The expense allocations were determined on the basis that Monster and HH Group considered to be reasonable reflections of the utilization of services provided or the benefit received by HH Group using ratios that are primarily based on the Company’s revenue, net of direct costs of temporary contractors, compared to Monster as a whole. Monster also allocated to HH Group’s corporate expense certain business reorganization expenses of $137 for the period ending March 31, 2003. The financial information included herein prior to the Distribution Date may not necessarily reflect the financial position and results of operations of the Company in the future or what these amounts would have been had the Company been a separate, stand-alone entity during the periods presented prior to the Distribution.

Income (Loss) Per Share

To determine the shares outstanding for the Company for the period prior to the Distribution, Monster’s weighted average number of shares is multiplied by the distribution ratio of one share of HH Group common stock for every thirteen and one-third shares of Monster common stock. Basic income (loss) per share is computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution from the assumed exercise of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method. For the six-month period ended June 30, 2004, the effect of approximately 485,000 outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive. For the three- and six-month periods ended June 30, 2003, the effect of approximately 286,000 outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

Description of Business Segments

The Company is one of the world’s largest specialized staffing and executive search firms. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into two business segments, Hudson Global Resources (“Hudson”) and Highland Partners (“Highland”), which constituted approximately 87% and 13% of the Company’s gross margin, respectively, for the six months ended June 30, 2004.

Hudson. Hudson primarily provides temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with professional qualifications, including accounting and finance, legal and technology. The length of temporary assignment can vary widely, but assignments in the professional sectors tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular business segments, such as financial services, healthcare, or technology, and candidates possessing particular professional qualifications, such as accounting and finance, information technology and communications, legal and healthcare. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

Hudson also provides a variety of other services through its Human Capital Solutions and Hudson Inclusion Solutions units that encompass services including, among others, customized interactive recruiting and human resource solutions, executive assessment and coaching, diversity assessment and consulting, organizational effectiveness, and career transition. Through the Hudson Highland Center for High Performance, Hudson also offers leadership solutions designed to assist senior management in enhancing the operating performance of large organizations. These services enable Hudson to offer clients a comprehensive set of human capital management services, ranging from providing temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent executives and professionals, to outplacement.

Hudson operates on a global basis in 21 countries and approximately 100 offices with its revenue generated approximately evenly among North America, Europe (including the United Kingdom), and the Asia Pacific region (primarily Australia and New Zealand).

Highland. Highland offers a comprehensive range of executive search services on a retained basis aimed at recruiting senior level executives or professionals. Highland also has an active practice in assisting clients desiring to augment their boards of directors.

Highland approaches the market through industry sectors, such as financial services, life sciences, retail and consumer products, industrial and technology. This industry sector sales approach is designed to enable Highland to better understand the market conditions and strategic management issues faced by clients within their specific business sectors. Highland also recruits candidates through functional specialist groups, including board of directors, chief financial officer, chief information officer, human resources and legal. These functional expertise groups are comprised of consultants who have extensive backgrounds in placing executives in certain specialist positions within a business.

Highland operates as a global boutique with 16 practice offices in five countries. For the six months ended June 30, 2004, approximately 69% of revenue in the Highland business was derived in North America.

Corporate expenses are reported separately from the two operating segments and consist primarily of compensation, marketing and lease expense, and professional fees.

Reclassifications

Certain prior period amounts have been reclassified to conform to the Company’s 2004 financial statement presentation; these reclassifications do not change total revenues, total expenses, net loss, total assets, total liabilities or stockholders’ equity.

NOTE 3 – STOCK BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with APB No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock. Because the Company issues only fixed term stock option grants at or above the quoted market price on the date of the grant, there is no related compensation expense recognized in the accompanying financial statements. The Company adopted the disclosure only provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which require certain financial statement disclosures, including pro forma operating results as if the Company had prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation.

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

As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on the Company’s operating results and per share data have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Six Months Ended June 30,
	2004	2003
Risk free interest rate	4.0%	4.0%
Volatility	55.0%	65.0%
Expected life (years)	5.0	5.0
Dividends	0.0%	0.0%
Weighted average fair value of options granted during the period	$14.30	$7.62

For purposes of pro forma disclosures, the options’ estimated fair value is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of stock-based compensation expense for the six months ended June 30, 2003 does not include expenses from the period prior to the Distribution Date, as no options related to the Company’s stock were outstanding during that period and no expense was required for Monster stock options granted to the Company’s employees prior to the Distribution Date. As a result of the Company’s inability to recognize current tax benefits on reported net losses, total stock-based compensation expense is shown without tax benefits for all periods presented. The pro forma effects of recognizing compensation expense under the fair value method on the Company’s operating results and per share data are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Reported net income (loss)	$217	$(15,090)	$(18,491)	$(59,101)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(683)	(1,172)	(1,969)	(1,172)

Pro forma net loss	$(466)	$(16,262)	$(20,460)	$(60,273)

Basic and diluted earnings per share:
As reported net income (loss)	$.02	$(1.80)	$(1.99)	$(7.06)

Pro forma net loss	$(.05)	$(1.94)	$(2.20)	$(7.20)

NOTE 4 - REVENUES, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue and direct costs, classified by temporary and permanent placement business, are as follows:

	Quarter Ended June 30, 2004			Quarter Ended June 30, 2003
	Temporary	Permanent	Total	Temporary	Permanent	Total
Revenue	$213,317	$94,114	$307,431	$188,467	$80,816	$269,283
Direct costs (1)	175,735	13,207	188,942	155,678	9,887	165,565

Gross margin	$37,582	$80,907	$118,489	$32,789	$70,929	$103,718

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Temporary	Permanent	Total	Temporary	Permanent	Total
Revenue	$418,087	$179,148	$597,235	$374,709	$153,763	$528,472
Direct costs (1)	347,217	25,138	372,355	309,322	17,900	327,222

Gross margin	$70,870	$154,010	$224,880	$65,387	$135,863	$201,250

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the search and permanent placement revenues. The commissions, salaries, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 5 - BUSINESS REORGANIZATION EXPENSES

In 2002, the Company, as part of Monster, announced reorganization initiatives to streamline operations, lower its cost structure, integrate businesses previously acquired and improve return on capital. These reorganization programs included a workforce reduction, consolidation of excess facilities, restructuring of certain business functions and other special charges, primarily for exiting activities that were no longer part of the Company’s strategic plan. The Company also initiated reorganization efforts related to its separation from Monster, which consisted primarily of workforce reduction, office consolidation costs and related write-offs, professional fees and other special charges.

In 2003, the Company recorded additional charges and credits, as a result of changes in estimates related to the prior actions, and as a result of further actions in 2003 to close offices and business units that did not have the size or market capacity to provide future income growth.

Amounts in the “Change in estimate” column of the following tables represent amounts charged to business reorganization expenses in the Company’s statement of operations for the six months ended June 30, 2004. Costs and (recoveries) under these plans are charged (credited) to expense as estimates are finalized and events become accruable and represent modifications to previously accrued amounts that were initially established under each plan. The “Utilization” caption of the following tables is primarily the cash payments associated with the plans.

A summary of activity of the business reorganization expenses for the six months ended June 30, 2004 is as follows:

	Balance December 31, 2003	Change in estimate	Utilization	Balance June 30, 2004
Workforce reductions	$5,337	$184	$(4,338)	$1,183
Consolidation of excess facilities	18,340	(39)	(4,026)	14,275
Professional fees and other	2,706	(9)	(1,264)	1,433

Total	$26,383	$136	$(9,628)	$16,891

A summary of plan activity related to business reorganization expenses for the six months ended June 30, 2004 is as follows:

	Balance December 31, 2003	Change in estimate	Utilization	Balance June 30, 2004
Second Quarter 2002 Plan	$4,717	$(135)	$(1,407)	$3,175
Fourth Quarter 2002 Plan	8,523	(57)	(1,858)	6,608
Fourth Quarter 2003 Plan	13,143	328	(6,363)	7,108

Total	$26,383	$136	$(9,628)	$16,891

NOTE 6 - BUSINESS COMBINATIONS

Acquisitions Accounted for Using the Purchase Method

In June 2004, the Company purchased one business through the issuance of 183,587 shares of common stock, with a fair value of $5,248. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($964 in assets, $562 in liabilities and $317 as a reduction of equity, which relates to a receivable due from sellers) with the excess of $4,529 allocated to goodwill. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds. If and when such payments come due, the amounts will be added to the recorded value of goodwill. There were no acquisitions during the six months ended June 30, 2003.

Accrued Merger and Integration Expenses

Pursuant to the conclusions stated in EITF 94-3 and EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and in connection with the acquisitions and mergers made in 2001 and 2000, the Company formulated plans to integrate the operations of such companies. These plans involve the closure of certain offices of the acquired and merged companies and the termination of certain management and employees. The objectives of the plans are to eliminate redundant facilities and personnel and to create a single brand in the related markets in which the Company operates.

In connection with plans relating to pooled entities, the Company recovered $37 and expensed $978 in the first six months of 2004 and 2003, respectively, relating to integration activities included as a component of merger and integration expenses. Amounts recorded relating to business combinations accounted for as purchases were charged to goodwill. The $37 in recoveries for the first six months of 2004 was entirely related to lease obligations on closed facilities.

Amounts reflected in the “Change in estimate” column represent modifications to plans subsequent to finalization and have been (recovered) expensed in the current period. The “Utilization” caption of the following tables is primarily the cash payments associated with the plans.

A summary of activity of the merger and integration expenses for the six months ended June 30, 2004 is as follows:

	Balance December 31, 2003	Change in Estimate	Utilization	Balance June 30, 2004
Assumed lease obligations on closed facilities	$5,984	$(37)	$(1,226)	$4,721
Consolidation of acquired facilities	460	—	(252)	208

Total	$6,444	$(37)	$(1,478)	$4,929

A summary of plan activity related to merger and integration expenses for the six months ended June 30, 2004 is as follows:

	Balance December 31, 2003	Change in Estimate	Utilization	Balance June 30, 2004
2000 Plans	$1,728	$(37)	$(312)	$1,379
2001 Plans	2,293	—	(614)	1,679
2002 Plans	2,423	—	(552)	1,871

Total	$6,444	$(37)	$(1,478)	$4,929

NOTE 7 - TAXES

The provision for income taxes for the six months ended June 30, 2004 was $721 on a pretax loss of $17,770, compared with a provision of $6,138 on a pretax loss of $52,963 for the same period of 2003. The higher tax provision in the first six months of 2003 relates primarily to the increase in valuation allowances on certain foreign tax losses, which may not be realizable. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due primarily to valuation allowances on deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

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

Monster Funding of HH Group Obligations

Monster agreed at the Distribution Date to reimburse the Company for $13,530 of cash payments related to the Company’s accrued integration, restructuring and business reorganization obligations and other expenses during the first year following the spin-off. The Company received payments of $13,530 since the Distribution. Legal obligation for settlement of such liabilities will remain with the Company.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company has a history of operating losses and has only operated as an independent company since the Distribution Date. Prior to the Distribution Date, the Company’s operations were historically financed by Monster as separate segments of Monster’s broader corporate organization rather than as a separate stand-alone company. Monster assisted the Company by providing financing, particularly for acquisitions, as well as providing corporate functions such as identifying and negotiating acquisitions, legal and tax functions. Following the Distribution, Monster has no obligation to provide assistance to the Company other than the interim and transitional services, that will be provided by Monster pursuant to the transition services agreement described in Note 8. Because the Company’s businesses have operated as an independent company only since the Distribution Date, the Company cannot provide assurance that it will be able to successfully implement the changes necessary to operate as a profitable stand-alone business, or to secure additional debt or equity financing on terms that are acceptable to the Company.

NOTE 10 - FINANCIAL INSTRUMENTS

The Company received $27,919 in net proceeds from the issuance of 1,273,885 shares of its common stock in a registered public offering on March 23, 2004.

Credit Facility

The Company has a senior secured credit facility for $50,000 with Wells Fargo Foothill, Inc., as agent, and certain lenders (the “Foothill Credit Facility”). The maturity date of the Foothill Credit Facility is March 31, 2007. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of June 30, 2004 the credit limit on the Foothill Credit Facility was $30,000, pending Wells Fargo Foothill’s syndication of a portion of the facility. Effective July 27, 2004, the Foothill Credit Facility was increased by $20,000 as a result of a successful syndication. During the six months ended June 30, 2004, the Company borrowed and repaid a total of $13,550 under this credit facility. As of June 30, 2004, no borrowings were outstanding and the Company had letters of credit issued and outstanding of $9,262, leaving $20,738 of the credit facility available for use.

The Foothill Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain its Adjusted EBITDA and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. On July 27, 2004, the Company entered into an amendment to the Foothill Credit Facility that approved the Company’s updated plan for consolidation of certain of its subsidiaries, clarified the basis for establishing the Company’s Adjusted EBITDA covenant for the Company’s fiscal year 2005 and thereafter, joined certain subsidiaries of the Company as parties to the Foothill Credit Facility, and made certain other changes.

Derivatives Held for Purposes Other Than Trading

The Company periodically enters into forward contracts in order to reduce exposure to exchange rate risk related to short-term intercompany loans denominated in currencies other than the functional currency. The fair values for all derivatives are recorded in other assets or other liabilities in the consolidated balance sheets. The Company had no outstanding derivatives as of June 30, 2004.

NOTE 11 - COMPREHENSIVE INCOME

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$217	$(15,090)	$(18,491)	$(59,101)
Other comprehensive income (loss) - translation adjustments	(1,342)	5,386	(434)	8,605

Total comprehensive loss	$(1,125)	$(9,704)	$(18,925)	$(50,496)

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six month period ended June 30, 2004, the Company issued 183,587 shares of common stock, with a fair value of $5,248 to purchase a business in its Hudson segment. The Company also issued 46,083 shares of its common stock with a value of $1,058 to satisfy the 2003 contribution liability to the 401(k) Savings Plan. The Company entered into capital lease obligations for furniture and fixtures and telecommunications equipment with a fair value of $3,920, of which $3,767 was related to a renegotiation of an existing operating lease that upon initiation of the new lease was converted to a capital lease.

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

Information by business segment	Quarter Ended June 30,		As of and for the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue
Hudson	$290,441	$252,610	$565,716	$496,575
Highland	16,990	16,673	31,519	31,897

	$307,431	$269,283	$597,235	$528,472

Gross Margin
Hudson	$102,592	$88,312	$195,357	$170,962
Highland	15,897	15,406	29,523	30,288

	$118,489	$103,718	$224,880	$201,250

Business reorganization expenses (recoveries)(a)
Hudson	$201	$(299)	$185	$6,540
Highland	(125)	(202)	(49)	784

	$76	$(501)	$136	$7,324

Operating income (loss)
Hudson	$7,842	$(3,824)	$1,035	$(26,823)
Highland	1,108	(3,693)	665	(11,256)

	8,950	(7,517)	1,700	(38,079)
Corporate expenses (a)	(8,270)	(9,188)	(17,327)	(14,448)
Interest and other income (expense), net	(145)	1,604	(2,143)	(436)

Income (loss) before provision for (benefit) of income taxes	$535	$(15,101)	$(17,770)	$(52,963)

Accounts receivable, net
Hudson			$167,921	$149,618
Highland			7,670	12,270

			$175,591	$161,888

Long-lived assets, net of accumulated amortization
Hudson			$34,614	$227,167
Highland			3,151	11,877
Corporate			5,421	7,091

			$43,186	$246,135

(a)	Corporate expenses include $137 and $1 of business reorganization expenses in the first six months and second quarter of 2003, respectively.

NOTE 13 - SEGMENT AND GEOGRAPHIC DATA (continued)

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other (b)	Total
For the Quarter Ended June 30, 2004
Revenue	$91,406	$81,076	$86,134	$25,224	$23,591	$307,431

Long-lived assets	$20,478	$10,887	$6,239	$3,486	$2,096	$43,186

For the Quarter Ended June 30, 2003
Revenue	$80,768	$73,287	$69,098	$25,378	$20,752	$269,283

Long-lived assets	$74,945	$16,893	$67,295	$73,358	$13,644	$246,135

For the Six Months Ended June 30, 2004
Revenue	$171,854	$165,071	$164,824	$51,597	$43,889	$597,235

For the Six Months Ended June 30, 2003
Revenue	$166,983	$140,620	$133,992	$49,415	$37,462	$528,472

(b)	Includes the Americas other than the United States and Asia Pacific other than Australia.

NOTE 14 - SUBSEQUENT EVENT

On July 20, 2004, the Company finalized arrangements to relocate its Highland Partners’ Toronto office. In connection with this relocation, the Company will recognize a loss of approximately $2,800 on the sub-lease of its former facility in the third quarter of 2004.

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. as of June 30, 2004, the related consolidated condensed statements of operations for the three-month and six month periods ended June 30, 2004 and 2003, the related consolidated condensed statements of cash flows for the six month periods ended June 30, 2004 and 2003 and the consolidated condensed statement of changes in stockholders’ equity for the six month period ended June 30, 2004 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hudson Highland Group, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

July 28, 2004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share data)

The following discussion should be read in conjunction with the consolidated condensed financial statements and the notes thereto, included in Item 1 of this Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements

Hudson Highland Group, Inc. (the “Company”) provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into two principal business segments, Hudson Global Resources (“Hudson”) and Highland Partners (“Highland”), which constituted approximately 87% percent and 13% of gross margin, respectively, for the six months ended June 30, 2004.

The Company’s management is focused primarily on returning the Company to profitability, after five years of losses. The Company has operated independently from Monster since April 1, 2003.

Since the Company’s spin-off from Monster, additional reorganization charges were recorded primarily as a result of actions designed to rationalize various aspects of the Company’s cost structure. These charges included costs related to rationalization of real estate, integration of financial and management information systems, reductions in headcount, the write-off of redundant assets and impairment charges related to the goodwill recorded for the acquisitions. The Company also closed or sold a number of its smaller business units in Europe and North America after determining that these businesses were not viable profit centers in the near term. In the first quarter of 2004 the Company abandoned its investment in its German subsidiary and recognized a loss on disposition of assets of $1,182 for the six months ended June 30, 2004. The operation has filed for insolvency and is currently operated under an administrator in Germany. The ultimate financial outcome cannot be determined at this time. Within individual geographic regions, the Company has integrated the systems, management structures and compensation plans of its business units. Globally, the businesses operate under common financial policies and timetables, they report through a single consolidation system, and cash management is coordinated centrally from the corporate headquarters in New York.

Hudson. Hudson primarily provides temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with professional qualifications, including accounting and finance, legal and technology. The length of temporary assignment can vary widely, but assignments in the professional sectors tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually, and possessing professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, the sales strategy focuses on both clients operating in particular business segments, such as financial services, healthcare, or technology, and candidates possessing particular professional qualifications, such as accounting and finance, information technology and communications, legal and healthcare. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assess talent and help predict whether a candidate will be successful in a given role.

Hudson also provides a variety of other services through its Human Capital Solutions and Hudson Inclusion Solutions units that encompass services including, among others, customized interactive recruiting and human resource solutions, executive assessment and coaching, diversity assessment and consulting, organizational effectiveness, and career transition. Through the Hudson Highland Center for High Performance, Hudson also offers leadership solutions designed to assist senior management in enhancing the operating performance of large organizations. These services enable Hudson to offer clients a comprehensive set of human capital management services, ranging from providing temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent executives and professionals, to outplacement.

Hudson operates on a global basis in 21 countries and approximately 100 offices with its revenue generated approximately evenly among North America, Europe (including the United Kingdom), and the Asia Pacific region (primarily Australia and New Zealand).

Highland. Highland offers a comprehensive range of executive search services on a retained basis aimed at recruiting senior level executives or professionals. Highland also has an active practice in assisting clients desiring to augment their boards of directors.

Highland approaches the market through industry sectors, such as financial services, life sciences, retail and consumer products, industrial and technology. This industry sector sales approach is designed to enable Highland to better understand the market conditions and strategic management issues faced by clients within their specific business sectors. Highland also recruits candidates through functional specialist groups, including board of directors, chief financial officer, chief information officer, human resources and legal. These functional expertise groups are comprised of consultants who have extensive backgrounds in placing executives in certain specialist positions within a business.

Highland operates as a global boutique with 16 practice offices in five countries. For the six months ended June 30, 2004, approximately 69% of revenue in the Highland business was derived in North America.

Corporate expenses are reported separately from the two operating segments and consist primarily of compensation, marketing and lease expense, and professional fees.

For all of the periods presented in this Form 10-Q, prior to the Distribution (as defined below), HH Group operated as part of Monster. Immediately prior to the Distribution, Monster transferred the assets and liabilities of its Hudson and Highland business segments to HH Group at Monster’s historical cost. On March 31, 2003 (the “Distribution Date”), Monster distributed to all of its stockholders of record one share of the Company’s Common Stock for each thirteen and one third shares of Monster Common Stock so held (the “Distribution”). Following the Distribution, the Company became an independent public company and Monster has no continuing stock ownership interest in the Company. Prior to the Distribution, HH Group entered into several agreements with Monster in connection with, among other things, employee matters, income taxes, leased real property and transitional services. See Note 8 of the Notes to Consolidated Condensed Financial Statements for a description of the agreements.

The Company’s consolidated condensed financial statements reflect the historical financial position, results of operations and cash flows of the businesses transferred to HH Group from Monster as part of the Distribution. Additionally, net intercompany balances due to Monster were contributed to HH Group and are reflected as equity in the accompanying consolidated condensed financial statements. The financial information included herein, however, may not necessarily reflect HH Group’s financial position, results of operations and cash flows in the future or what its financial position, results of operations and cash flows would have been had HH Group been a stand-alone company during the periods presented.

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

The Company recorded business reorganization and merger and integration expenses of $99 and $8,439 for the six months ended June 30, 2004 and 2003, respectively. The merger and integration expenses were recorded in connection with its pooling of interest transactions and consist of costs to integrate and/or exit certain aspects of the operations of its pooled entities, particularly in areas where duplicate functions and facilities existed. The business reorganization expenses were related to the reorganization of operations announced in 2002 and 2003 and the Distribution in the first quarter of 2003.

Prior to the Distribution, HH Group was not a separate taxable entity for federal, state or local income tax purposes and its operating results were included in Monster’s tax return. Income taxes have been calculated as if HH Group filed separate tax returns. However, Monster was managing its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that HH Group would have followed or will follow as a stand-alone company.

Results of Operations

The following table sets forth selected financial results for the Company.

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$307,431	$269,283	$597,235	$528,472

Gross margin (1)	$118,489	$103,718	$224,880	$201,250

Gross margin as a percentage of revenue	38.5%	38.5%	37.7%	38.1%
Operating income (loss)	$680	$(16,705)	$(15,627)	$(52,527)

Net income (loss)	$217	$(15,090)	$(18,491)	$(59,101)

Temporary Contracting Data (2):
Temporary contracting revenue	$213,317	$188,467	$418,087	$374,709
Direct costs of temporary contracting	175,735	155,678	347,217	309,322

Temporary contracting gross margin	$37,582	$32,789	$70,870	$65,387

Gross margin as a percentage of revenue	17.6%	17.4%	17.0%	17.5%

(1)	Gross margin consists of permanent recruitment and search fees less their associated direct costs (which tend to only be a small percentage of the associated fees) and temporary contracting gross margin as derived by deducting the direct costs of temporary contractors from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies. Accordingly, the mix of temporary and permanent services, as well as the mix of temporary contracting services and geographic markets, affects the Company’s gross margin as a percentage of revenue.

(2)	Temporary contracting revenues are a component of Hudson revenues. Temporary contracting gross margin and gross margin as a percentage of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers.

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

The Company believes that these calculations are a useful measure, indicating the actual change in operations. Earnings from subsidiaries are rarely repatriated to the United States, and there are not significant gains or losses on foreign currency transactions between subsidiaries. Changes in foreign currency exchange rates therefore generally impact only reported earnings and not the Company’s economic condition.

	Quarter Ended June 30,
	2004			2003
	As reported	Currency Translation	Constant Currencies	As reported
Hudson revenue	$290,441	$(20,157)	$270,284	$252,610
Highland revenue	16,990	(516)	16,474	16,673

Total revenue	307,431	(20,673)	286,758	269,283
Direct costs	188,942	(13,080)	175,862	165,565

Gross margin	$118,489	$(7,593)	$110,896	$103,718

Selling, general and administrative expenses	$117,733	$(7,401)	$110,332	$120,920

	Six Months Ended June 30,
	2004			2003
	As reported	Currency Translation	Constant Currencies	As reported
Hudson revenue	$565,716	$(54,087)	$511,629	$496,575
Highland revenue	31,519	(1,548)	29,971	31,897

Total revenue	597,235	(55,635)	541,600	528,472
Direct costs	372,355	(35,201)	337,154	327,222

Gross margin	$224,880	$(20,434)	$204,446	$201,250

Selling, general and administrative expenses	$240,408	$(20,573)	$219,835	$245,338

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Revenue for the three months ended June 30, 2004 was $307,431, an increase of $38,148, or 14.2%, as compared to revenue of $269,283 in the second quarter of 2003. On a constant currencies basis revenue would have increased approximately 6.5% comparing the second quarter 2004 with the second quarter 2003. This increase was essentially from the Hudson North American and U.K. businesses.

Hudson revenue was $290,441 for the three months ended June 30, 2004, up 15.0% from $252,610 for the same period of 2003. On a constant currencies basis Hudson revenue increased approximately 7% comparing the second quarter 2004 with the second quarter 2003. The increase in revenue on a constant currencies basis reflected growth in almost all North American practice groups (+13.6%), particularly in legal, information technology (“IT”) and accounting and finance, in the U.K. (+12.4%) primarily the temporary and permanent placement businesses, and in the Asian region (+26.1%) primarily permanent placement revenue. These increases were partially offset by lower Australian revenue (-1.8%) from temporary staffing and permanent placement. Continental Europe was essentially unchanged comparing the second quarter of 2004 and 2003, resulting primarily from increases in the Netherlands and Belgium (+21%), offset by the abandonment of the German business at the end of the first quarter of 2004.

Highland revenue of $16,990 for the three months ended June 30, 2004 was up 1.9% from $16,673 in the same period of 2003 despite a 35% reduction in the number of revenue producing partners in 2004 compared to 2003. On a constant currencies basis, Highland revenue would have decreased approximately 1.2% comparing the second quarter 2004 with the second quarter 2003. The decrease, on a constant currencies basis, was primarily the result of lower revenues from continental Europe (-81.6%), where Highland closed most of its operations at the end of 2003, and the U.K. (-21.5%), partially offset by improved results in Asia (+83.6%) and North America (+7.0%).

Direct costs for the three months ended June 30, 2004 were $188,942, compared to $165,565 for the same period of 2003. Direct costs related to temporary contracting, as a percentage of revenue was 82.4%, a slight decrease from the prior year’s 82.6%. On a constant currencies basis, direct costs would have increased in the second quarter of 2004 in comparison to the prior year by approximately 6%.

Gross margin, defined as revenue less direct costs, for the three months ended June 30, 2004 was $118,489, higher by $14,771 or 14.2% from $103,718 reported in the three months ended June 30, 2003. Gross margin as a percentage of revenue was unchanged at 38.5% for the second quarter of 2004 and 2003. On a constant currencies basis the second quarter 2004 gross margin would have increased by approximately 7% compared to the second quarter 2003. Hudson permanent placement and other services gross margin increases accounted for approximately 65% of the increase in the second quarter of 2004, and Hudson temporary contracting the remaining 35%. Hudson’s second quarter 2004 temporary gross margin percentage increased to 17.6% from 17.4% in the same period of 2003, primarily as a result of improved margins in the North American (+1.4%) and Australian and New Zealand business (+.8%), partially offset by declines in the U.K. (-1.4%). Highland’s second quarter 2004 gross margin on a constant currencies basis was essentially unchanged from the second quarter 2003.

Selling, general and administrative expenses for the three months ended June 30, 2004 were $117,733 compared with $120,920 for the same period of 2003. Selling, general and administrative expenses were 38.3% and 44.9% as a percentage of revenue for the second quarter of 2004 and 2003, respectively. The lower 2004 expenses were the result of many factors including stringent controls over receivables and reduced reserve needs, primarily in Hudson North America. This resulted in recoveries of doubtful accounts and net reductions in accounts receivable reserves totaling $1,156 in 2004 versus provisions for doubtful accounts in 2003 totaling $4,196. In addition marketing, administrative and overhead expenses were reduced as a result of cost control measures. These decreases were partially offset by higher compensation costs for sales and delivery staff. On a constant currencies basis, the second quarter 2004 selling, general and administrative expenses would have decreased by approximately 9% compared to the second quarter 2003.

Business reorganization expenses (recoveries) for the three months ended June 30, 2004 totaled $76 compared to $(500) in the same period of 2003. The expenses for the second quarter of 2004 were primarily related to modifications in severance expense for the 2003 Plan. The 2003 recoveries were primarily related to the finalization at a lower than expected cost of the consolidation of certain facilities and leases.

Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the three months ended June 30, 2004, merger and integration costs were $0, compared to $3 from the same period in the prior year.

As a result of the above, operating income (loss) for the three months ended June 30, 2004 was $680, an increase of $17,385 when compared to an operating loss of $16,705 for the comparable period in 2003. Hudson operating income in the second quarter of 2004 was $7,842 compared to a loss of $3,824 in 2003. All three regions in the Hudson segment reported operating income in the second quarter of 2004. The Highland segment operating income was $1,108 in the second quarter of 2004 compared to a loss of $3,693 in 2003. Corporate expenses in the second quarter of 2004 were $8,270, lower by $918 when compared to the same period in 2003.

Other non-operating income (expense), including net interest income (expense), was $(145) in the second quarter of 2004 and $1,604 for the same period of 2003. Other income in 2003 included a $1,200 gain related to the receipt of payment from the settlement of a claim.

The provision for income taxes for the three months ended June 30, 2004 was $318 on a pretax income of $535 compared with a benefit of $11 on a pretax loss of $15,101 for the same period of 2003. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to valuation allowances on deferred tax assets, utilization of net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions.

Net income was $217 for the three months ended June 30, 2004, compared with a loss of $15,090 for the same period in 2003.

Basic and diluted earnings per share for the second quarter of 2004 was $.02 per share, compared to a loss of $1.80 per share in the second quarter of 2003. For the second quarter of 2003, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Revenue for the six months ended June 30, 2004 was $597,235, an increase of $68,763, or 13.0%, as compared to revenue of $528,472 in the first six months of 2003. On a constant currencies basis revenue would have increased approximately 2.4% comparing the first six months of 2004 to the same period in 2003. This increase was primarily due to the higher constant currencies revenue in Hudson (+3%), partially offset by decreases in Highland (-6%).

Hudson revenue was $565,716 for the six months ended June 30, 2004, up 13.9% from $496,575 for the same period of 2003. On a constant currencies basis, Hudson revenue would have increased approximately 3% comparing the first six months of 2004 to the same period in 2003. This increase reflected the higher revenue in the Hudson U.K. temporary contracting (+7%) and permanent placement (+21%) businesses, Hudson North America’s improved revenue in permanent placement (+26%) and temporary contracting (+2%) and Hudson Asia’s improved permanent placement business (+36%), offset by decreases in Hudson Australia (-3%) and slower growth in Hudson Europe due to the abandonment of its German subsidiary (+2%).

Highland revenue of $31,519 for the six months ended June 30, 2004 was down 1.2% from $31,897 in the same period of 2003, reflecting closure of a significant portion of its European operations and flat revenue in its North American unit. On a constant currencies basis, Highland revenue would have decreased approximately 6% when compared with the same period in 2003.

Direct costs for the six months ended June 30, 2004 were $372,355 compared to $327,222 for the same period of 2003. Direct costs related to temporary contracting as a percentage of revenue rose slightly to 83.0% as compared to 82.5% in the prior year. On a constant currencies basis, direct costs would have increased in the first six months of 2004 period in comparison to the prior year by approximately 3%.

Gross margin for the six months ended June 30, 2004 was $224,880, higher by $23,630 or 11.7% from $201,250 reported in the six months ended June 30, 2003. Gross margin as a percentage of revenue declined to 37.7% for the first half of 2004 from 38.1% in the first half of 2003. On a constant currencies basis the first six months of 2004 gross margin would have increased by approximately 2% compared to the same period of 2003. The increase was entirely the result of increases from the permanent placement and other services of Hudson. Hudson’s temporary contracting services were essentially unchanged and Highland’s gross margin decreased approximately 8%.

Selling, general and administrative expenses for the six months ended June 30, 2004 were $240,408, a decrease of 4,930 or 2.0% as compared with $245,338 for the same period of 2003. Selling general and administrative expenses were 40.3% and 46.4%, as a percentage of revenue for the first half of 2004 and 2003, respectively. The 2003 expense included provisions for doubtful accounts of $8,113 compared to a net recovery in 2004 of $1,138. On a constant currencies basis the first six months of 2004 selling, general and administrative expenses would have decreased by approximately 10% compared to the same period of 2003. A lower provision for doubtful accounts and the implementation of cost controls throughout the Company were the primary factors contributing to reduced expenses for the 2004 six month period compared to the same period in 2003.

Business reorganization expenses for the six months ended June 30, 2004 totaled $136, as compared to $7,461 in the same period of 2003. The 2004 expenses related to small modifications in programs announced in prior years and were significantly lower than 2003 expenses, which included program expenses related to the Distribution of the Company in the first quarter of 2003.

Merger and integration recoveries for the six months ended June 30, 2004 were $37. Merger and integration expenses for the six months ended June 30, 2003 were $978. The decrease in expense for the first six months of 2004 for the same period in 2003 was a result of the finalization of the exit strategies related to the pooled businesses.

As a result of the above, operating loss for the six months ended June 30, 2004 was $15,627, compared to an operating loss of $52,527 for the comparable period in 2003. The Hudson segment operating income in the first six months of 2004 was $1,035, compared to a loss of $26,823 in 2003. All three regions in the Hudson segment reported positive operating results for the six months ended June 30, 2004, as compared to 2003. Highland operating income was $665 in the first six months of 2004, compared to a loss of $11,256 in 2003. Corporate expenses in the first six months of 2004 were $17,327, higher by $2,879 when compared to 2003.

Other non-operating expense, including net interest expense, was $2,143 in the first six months of 2004 and $436 for the same period of 2003. The six month 2004 expenses include a $1,192 loss on disposition of certain non-U.S. operations.

The provision for income taxes for the six months ended June 30, 2004 was $721 on a pretax loss of $17,770 compared with a provision of $6,138 on a pretax loss of $52,963 for the same period of 2003. The change in the Company’s tax provision for the six months ended June 30 was primarily due to establishment of a valuation allowance on certain foreign tax losses, which may not be realizable and the inability of the Company to realize benefits from its current losses in businesses where the future earnings ability to utilize those losses is not certain. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to valuation allowance on deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions.

Net loss was $18,491 for the six months ended June 30, 2004, compared with a loss of $59,101 for the same period in 2003.

Basic and diluted loss per share on loss for the first six months of 2004 was a loss of $1.99 per share, compared to a loss of $7.06 per share in the first six months of 2003. For the 2004 and 2003 periods, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Liquidity and Capital Resources

The Company received $27,919 in net proceeds from the issuance of 1,273,885 shares of its common stock in a registered public offering on March 23, 2004. The Company issued 183,587 shares of common stock, with a fair value of $5,248 to purchase a business in the Hudson segment on June 2, 2004.

The Company’s liquidity needs arise primarily from funding working capital requirements, as well as capital investment in information technology and reorganization costs. Prior to the Distribution, HH Group historically relied upon Monster’s centralized cash management function and Monster’s line of credit facility. Legal obligation for settlement of such liabilities remained with the Company. In connection with the Distribution, Monster provided HH Group with a cash balance of $40,000 upon completion of the Distribution on March 31, 2003, and agreed to reimburse the Company $13,530 of cash payments due under its accrued integration restructuring and business reorganization plans. The Company has received full payment of this reimbursement as of June 30, 2004.

The Company has a senior secured credit facility for $50,000 with Wells Fargo Foothill, Inc., as agent, and certain lenders (the “Foothill Credit Facility”). The maturity date of the Foothill Credit Facility is March 31, 2007. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of June 30, 2004 the credit limit on the Foothill Credit Facility was $30,000, pending Wells Fargo Foothill’s syndication of a portion of the facility. Effective July 27, 2004, the Foothill Credit Facility was increased by $20,000 as a result of a successful syndication. During the six months ended June 30, 2004, the Company borrowed and repaid a total of $13,550 under this credit facility. As of June 30, 2004, no borrowings were outstanding and the Company had letters of credit issued and outstanding of $9,262, leaving $20,738 of the credit facility available for use.

The Foothill Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain its Adjusted EBITDA and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. The Adjusted EBITDA covenant generally provides that the Company’s Adjusted EBITDA (as defined in the Foothill Credit Facility) loss for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2004 may not exceed $48,500, $35,500, $25,500 and $8,000, respectively. The capital expenditure covenant provides that the Company’s capital expenditures for 2004 may not exceed $11,000. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. On July 27, 2004, the Company entered into an amendment to the Foothill Credit Facility that approved the Company’s updated plan for consolidation of certain of its subsidiaries, clarified the basis for establishing the Company’s Adjusted EBITDA covenant for the Company’s fiscal year 2005 and thereafter, joined certain subsidiaries of the Company as parties to the Foothill Credit Facility, and made certain other changes.

On April 22, 2004, the Company filed a registration statement on Form S-4 with the SEC, to offer up to 350,000 shares of the Company’s common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies whether by purchase, merger or any other form of acquisition or business combination. On June 2, 2004, the Company issued 183,587 shares of common stock, registered on the Form S-4, with a fair value of $5,248 to purchase a business in its Hudson segment.

During the six months ended June 30, 2004 and 2003, the Company used cash in operating activities of $27,520 and $25,664, respectively. Cash usage increased in 2004 from 2003 as a result of increased working capital requirements, particularly for accounts receivable, and changes in provisions for doubtful accounts, offset by significantly reduced losses.

During the six months ended June 30, 2004 and 2003, the Company used cash in investing activities of $4,736 and $5,692, respectively. This use of cash was primarily related to capital expenditures in the normal course of operations. The decreased use of cash in the first six months of 2004 was the result of lower capital expenditures.

During the six months ended June 30, 2004 and 2003, the Company generated cash from financing activities of $34,754 and $42,128, respectively. The cash provided from financing was lower in 2004 as a result of the absence of Monster cash transfers, partially offset by the proceeds from the issuance of common stock, proceeds from the exercise of options and employee stock purchases. Third-party debt and capital leases at June 30, 2004 were $4,105, an increase of $3,349 as a result of a new capital lease in Hudson Australia.

The Company believes that the cash and cash equivalents on hand at June 30, 2004, supplemented by the Foothill Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to fluctuations in the global economy and unemployment rates.

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

The majority of the Company’s borrowings are in fixed rate leases and seller financed notes. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. During the six months ended June 30, 2004, the Company borrowed and repaid a total of $13,550 under its credit facility, which bears interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Company does not trade derivative financial instruments for speculative purposes.

The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the six months ended June 30, 2004, approximately 75% of gross margin was earned outside the United States and collected in local currency, and related operating expenses also were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the six months ended June 30, 2004, the Company had a translation loss of $434, primarily attributable to the slight strengthening of the U.S. dollar against the Australian dollar, partially offset by a weakening of the U.S. dollar against the British pound.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on intercompany loan balances. At June 30, 2004, the Company had no outstanding foreign currency forward contracts.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2004. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2004 to ensure that material information relating to the Company, including the Company’s consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Hudson Highland Group, Inc. was held on April 30, 2004. At the meeting, the following matters were submitted to a vote of the stockholders of Hudson Highland Group, Inc.:

(1)	To elect three directors to hold office until the 2007 annual meeting of stockholders and until their successors are duly elected and qualified. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Jon F. Chait	7,612,982	32,854
Jennifer Laing	7,544,324	101,512
Nicholas G. Moore	7,529,801	116,035

The individuals continuing in the office of director after the annual meeting were Richard W. Pehlke, René Schuster, John J. Haley and David G. Offensend.

(2)	To approve an amendment to the Hudson Highland Group, Inc. Long Term Incentive Plan:

For	Against	Abstain	Broker Non Vote
5,140,245	730,487	10,541	1,764,563

(3)	To approve an amendment to the Hudson Highland Group, Inc. Employee Stock Purchase Plan:

For	Against	Abstain	Broker Non Vote
5,683,814	187,026	10,433	1,764,563

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: The following Exhibits are filed herewith.

3	Amended and Restated By-Laws

4

Amendment Number 4, Consent and Joinder to Amended and Restated Loan and Security Agreement, dated as of July 27,

2004, among Hudson Highland Group, Inc., the Borrowers (as defined therein), the Joining Guarantors (as defined therein), Wells Fargo Foothill, Inc. and the lenders identified therein. (File No. 0-50129)

10	Hudson Highland Group, Inc. Long Term Incentive Plan, as amended February 18, 2004 and approved by shareholders April 30, 2004 (incorporated by reference to Annex B to Hudson Highland Group, Inc.’s proxy statement for its 2004 annual meeting of stockholders filed with the SEC on March 22, 2004 (File No. 0-50129)).

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K during the quarter ended June 30, 2004.

A Form 8-K was filed on April 29, 2004, under Item 12, including the Company’s April 29, 2004 press release announcing the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC. (Registrant)

By:	/s/ JON F. CHAIT
Jon F. Chait
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2004

By:	/s/ RICHARD W. PEHLKE
Richard W. Pehlke Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 4, 2004

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description

3	Amended and Restated By-Laws

4	Amendment Number 4, Consent and Joinder to Amended and Restated Loan and Security Agreement, dated as of July 27, 2004, among Hudson Highland Group, Inc., the Borrowers (as defined therein), the Joining Guarantors (as defined therein), Wells Fargo Foothill, Inc. and the lenders identified therein. (File No. 0-50129)

10	Hudson Highland Group, Inc. Long Term Incentive Plan, as amended February 18, 2004 and approved by shareholders April 30, 2004 (incorporated by reference to Annex B to Hudson Highland Group, Inc.’s proxy statement for its 2004 annual meeting of stockholders filed with the SEC on March 22, 2004 (File No. 0-50129)).

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.