Form 10-Q
period 2004-09-30
HUDSON HIGHLAND GROUP INC
filed 2004-11-02
CIK 1210708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding on October 1, 2004
Common Stock	10,238,299

HUDSON HIGHLAND GROUP, INC.

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$315,029	$272,181	$912,264	$800,653
Direct costs (Note 4)	198,615	173,959	570,970	501,181

Gross margin	116,414	98,222	341,294	299,472

Selling, general and administrative expenses	120,165	119,082	360,573	364,420
Goodwill impairment charge	—	202,785	—	202,785
Business reorganization expenses	3,314	2,082	3,450	9,543
Merger and integration expenses (recoveries)	(317)	(102)	(354)	876

Operating loss	(6,748)	(225,625)	(22,375)	(278,152)
Other income (expense):
Other, net	128	(749)	(1,759)	(930)
Interest income (expense), net	203	(121)	(53)	(376)

Loss before provision for (benefit of) income taxes	(6,417)	(226,495)	(24,187)	(279,458)
Provision for (benefit of) income taxes	530	(221)	1,251	5,917

Net loss	$(6,947)	$(226,274)	$(25,438)	$(285,375)

Basic and diluted loss per share:
Net loss	$(.68)	$(26.92)	$(2.66)	$(34.05)
Weighted average shares outstanding	10,154	8,405	9,575	8,382

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,528	$26,137
Accounts receivable, net	181,852	149,042
Other current assets	11,633	17,719
Due from Monster	—	5,518

Total current assets	220,013	198,416
Property and equipment, net	36,652	38,625
Other assets	8,801	11,703
Intangibles, net	6,288	2,180

	$271,754	$250,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,407	$26,495
Accrued expenses and other current liabilities	134,196	118,548
Accrued business reorganization expenses	10,158	11,543
Accrued merger and integration expenses	2,021	2,960

Total current liabilities	175,782	159,546
Accrued business reorganization expenses, non-current	7,367	14,840
Accrued merger and integration expenses, non-current	2,176	3,484
Other non-current liabilities	5,856	3,693

Total liabilities	191,181	181,563
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value, 100,000 shares authorized; issued 10,238 and 8,573 shares, respectively	10	9
Additional paid-in capital	352,465	315,130
Retained deficit	(310,239)	(284,801)
Accumulated other comprehensive income - translation adjustments	38,567	39,023
Treasury stock, 8 shares	(230)	—

Total stockholders’ equity	80,573	69,361

	$271,754	$250,924

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(25,438)	$(285,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,362	15,556
(Recovery of) provision for doubtful accounts	(950)	14,923
Net loss on disposal of assets	1,182	2,063
Deferred income taxes	(20)	5,603
Restricted stock amortization	670	632
Goodwill impairment charge	—	202,785
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(33,730)	14,005
Decrease in other assets	6,584	2,694
Increase in accounts payable, accrued expenses and other liabilities	21,077	16,519
Decrease in accrued business reorganization expenses	(8,839)	(14,267)
Decrease in accrued merger and integration expenses	(2,318)	(3,530)

Total adjustments	(1,982)	256,983

Net cash used in operating activities	(27,420)	(28,392)

Cash flows from investing activities:
Capital expenditures	(6,245)	(7,824)
Payments related to prior years’ purchased businesses	(43)	(330)

Net cash used in investing activities	(6,288)	(8,154)

Cash flows from financing activities:
Proceeds from issuance of common stock	27,919	—
Borrowings under credit facility	13,550	—
Repayments under credit facility	(13,550)	—
Net payments on short and long-term debt	(1,200)	(1,373)
Issuance of common stock – Long Term Incentive Plan option exercises	1,364	—
Issuance of common stock – Employee Stock Purchase Plan	1,078	737
Payments received from Monster	5,518	6,017
Purchase of restricted stock from employees	(230)	—
Net cash transfers received from Monster, prior to the Distribution	—	41,317

Net cash provided by financing activities	34,449	46,698

Effect of exchange rate changes on cash and cash equivalents	(350)	3,252

Net increase in cash and cash equivalents	391	13,404
Cash and cash equivalents, beginning of period	26,137	25,908

Cash and cash equivalents, end of period	$26,528	$39,312

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,540	$2,268
Taxes	$1,140	$—

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common stock	Additional paid-in capital	Retained deficit	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance January 1, 2004	$9	$315,130	$(284,801)	$—	$39,023	$69,361
Net loss			(25,438)	—		(25,438)
Other comprehensive loss, translation adjustments	—	—	—	—	(456)	(456)
Issuance of shares for 401(k) plan	—	1,058	—	—	—	1,058
Exercise of stock options	—	1,364	—	—	—	1,364
Issuance of shares for employee stock purchase plan	—	1,078	—	—	—	1,078
Issuance of shares for acquisition	—	5,248	—	—	—	5,248
Purchase of restricted stock from employees	—	—	—	(230)	—	(230)
Issuance of shares	1	27,918	—	—	—	27,919
Compensation charge on restricted stock issuance	—	669	—	—	—	669

Balance September 30, 2004	$10	$352,465	$(310,239)	$(230)	$38,567	$80,573

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

NOTE 2 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The Company was historically the combination of 67 acquisitions made between 1999 and 2002, which became the eResourcing and Executive Search divisions (“HH Group”) of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. Some of the Company’s constituent businesses have operated for more than 20 years. On March 31, 2003 (the “Distribution Date”), Monster distributed all of the outstanding shares of the newly named HH Group to its stockholders of record on March 14, 2003 on a basis of one share of HH Group common stock for each thirteen and one-third shares of Monster common stock so held (the “Distribution”). Since the Distribution, the Company has operated as an independent publicly held company, has added two small acquisitions, and reorganized a number of smaller business units after determining that those businesses were not viable profit centers.

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

Loss Per Share

To determine the shares outstanding for the Company for the period prior to the Distribution, Monster’s weighted average number of shares is multiplied by the distribution ratio of one share of HH Group common stock for every thirteen and one-third shares of Monster common stock. Basic loss per share is computed by dividing the Company’s loss by the weighted average number of shares outstanding during the period. Diluted loss per share reflect the potential dilution from the assumed exercise of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method. For the three- and nine-month periods ended September 30, 2004, the effect of approximately 459,000 and 476,000, respectively, of outstanding stock options and other common stock equivalents were excluded from the calculation of diluted loss per share because the effect was anti-dilutive. For the three- and nine-month periods ended September 30, 2003, the effect of approximately 333,000 and 310,000, respectively, of outstanding stock options and other common stock equivalents were excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 2 - REORGANIZATION, BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

Description of Business Segments

The Company is one of the world’s largest specialized professional staffing, retained executive search and human capital solutions firms. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into two business segments, the Hudson businesses (“Hudson”) and Highland Partners (“Highland”), which constituted approximately 87% and 13% of the Company’s gross margin, respectively, for the nine months ended September 30, 2004.

Hudson. Hudson provides temporary and contract personnel and permanent recruitment services to a wide range of clients through its Hudson Global Resources unit. With respect to temporary and contract personnel, Hudson focuses on providing candidates with professional qualifications, including accounting and finance, legal and technology. The length of temporary assignment can vary widely, but assignments in the professional sectors tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular business sectors, such as financial services, healthcare, or technology, and candidates possessing particular professional qualifications, such as accounting and finance, information technology and communications, legal and healthcare. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

Hudson also provides a variety of other services through its Human Capital Solutions and Hudson Inclusion Solutions units that encompass services including, among others, customized interactive recruiting and human resource solutions, executive assessment and coaching, diversity assessment and consulting, organizational effectiveness, and career transition. Through the Hudson Highland Center for High Performance, Hudson also offers leadership solutions designed to assist senior management in enhancing the operating performance of large organizations. These services enable Hudson to offer clients a comprehensive set of human capital management services, across the entire life cycle of employment, ranging from providing temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent executives and professionals, to outplacement.

Hudson operates on a global basis in 21 countries and over 100 offices with its revenue generated approximately evenly among North America, Europe (including the United Kingdom), and the Asia Pacific region (primarily Australia and New Zealand).

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

Highland, an executive search boutique with global capabilities, operates in 15 practice offices in four countries. For the nine months ended September 30, 2004, approximately 72% of revenue in the Highland business was derived in North America.

Corporate expenses are reported separately from the two operating segments and consist primarily of compensation, marketing and lease expense, and professional fees.

In the third quarter of 2003, the Company determined that goodwill should be tested for impairment due to business conditions and changes in circumstances resulting from the Distribution, which established the Company as an independent entity with a separate market capitalization. As a result of this test and the related fair value examination, the Company recorded a non-cash goodwill impairment charge of $202,785. The impairment valuation was based upon a discounted cash flow approach that used estimated future revenue and costs for each business segment as well as appropriate discount rates. The estimates that were used were consistent with the plans and estimates the Company used to manage the underlying business.

Reclassifications

Certain prior period amounts have been reclassified to conform to the Company’s 2004 financial statement presentation; these reclassifications do not change revenue, total expenses, net loss, total assets, total liabilities or stockholders’ equity.

NOTE 3 - STOCK BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with APB No. 25 Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock. Because the Company issues only fixed term stock option grants at or above the quoted market price on the date of the grant, there is no related compensation expense recognized in the accompanying financial statements. The Company adopted the disclosure only provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS 148 Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which require certain financial statement disclosures, including pro forma operating results as if the Company had prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation.

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

As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation, including stock options and employee stock purchase plans, on the Company’s operating results and per share data have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Nine Months Ended September 30,
	2004	2003
Risk fee interest rate	4.0%	4.0%
Volatility	55.0%	65.0%
Expected life (years)	5.0	5.0
Dividends	0.0%	0.0%
Weighted average fair value of options granted during the period	$14.30	$8.07

For purposes of pro forma disclosures, the options’ estimated fair value is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of stock-based compensation expense for the nine months ended September 30, 2003 does not include expense from the period prior to the Distribution Date as no options related to the Company’s stock were outstanding and no expense was required for Monster stock options granted to the Company’s employees prior to the Distribution Date. As a result of the Company’s inability to recognize current tax benefits on reported net losses, total stock-based compensation expense is shown without tax benefits for all periods presented. The pro forma effects of recognizing compensation expense under the fair value method on the Company’s operating results and per share data are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Reported net loss	$(6,947)	$(226,274)	$(25,438)	$(285,375)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(822)	(978)	(2,791)	(2,150)

Pro forma net loss	$(7,769)	$(227,252)	$(28,229)	$(287,525)

Basic and diluted loss per share:
As reported net loss	$(.68)	$(26.92)	$(2.66)	$(34.05)

Pro forma net loss	$(.77)	$(27.04)	$(2.95)	$(34.30)

NOTE 4 - REVENUE, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue and direct costs, classified by temporary contracting and other employment services, are as follows:

	Quarter Ended September 30, 2004			Quarter Ended September 30, 2003
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$223,653	$91,376	$315,029	$196,790	$75,391	$272,181
Direct costs (1)	184,308	14,307	198,615	164,364	9,595	173,959

Gross margin	$39,345	$77,069	$116,414	$32,426	$65,796	$98,222

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$641,740	$270,524	$912,264	$571,499	$229,154	$800,653
Direct costs (1)	531,525	39,445	570,970	473,686	27,495	501,181

Gross margin	$110,215	$231,079	$341,294	$97,813	$201,659	$299,472

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent placement and other human resource solutions’ revenue. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 5 - BUSINESS REORGANIZATION EXPENSES

In the second quarter of 2002, the Company, as part of Monster, announced reorganization initiatives to streamline operations, lower its cost structure, integrate businesses previously acquired and improve return on capital. These reorganization programs included a workforce reduction, consolidation of excess facilities, restructuring of certain business functions and other special charges, primarily for exiting activities that were no longer part of the Company’s strategic plan. In the fourth quarter of 2002, the Company also initiated reorganization efforts related to its separation from Monster, which consisted primarily of workforce reduction, office consolidation costs and related write-offs, professional fees and other special charges.

In 2003, the Company recorded additional charges and credits, as a result of changes in estimates related to the prior actions, and as a result of further actions in the fourth quarter of 2003 to close offices and business units that did not have the size or market capacity to provide future income growth.

Amounts in the “Change in estimate” column of the following tables represent amounts charged to business reorganization expenses in the Company’s statement of operations for the nine months ended September 30, 2004. Costs and (recoveries) under these plans are charged (credited) to expense as estimates are finalized and events become accruable and represent modifications to previously accrued amounts that were initially established under each plan. Amounts under the “Utilization” caption of the following tables are primarily the cash payments associated with the plans.

A summary of activity for business reorganization expenses for the nine months ended September 30, 2004 is as follows:

	Balance December 31, 2003	Change in estimate	Utilization	Balance September 30, 2004
Workforce reductions	$5,337	$168	$(4,493)	$1,012
Consolidation of excess facilities	18,340	2,287	(6,110)	14,517
Professional fees and other	2,706	995	(1,705)	1,996

Total	$26,383	$3,450	$(12,308)	$17,525

A summary of plan activity for business reorganization expenses for the nine months ended September 30, 2004 is as follows:

	Balance December 31, 2003	Change in estimate	Utilization	Balance September 30, 2004
Third Quarter 2002 Plan	$4,717	$1,202	$(2,107)	$3,812
Fourth Quarter 2002 Plan	8,523	2,459	(2,860)	8,122
Fourth Quarter 2003 Plan	13,143	(211)	(7,341)	5,591

Total	$26,383	$3,450	$(12,308)	$17,525

NOTE 6 - BUSINESS COMBINATIONS

Acquisitions Accounted for Using the Purchase Method

In June 2004, the Company purchased one business through the issuance of 183,587 shares of common stock, with a fair value of $5,248. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($1,258 in assets, $562 in liabilities) with the excess of $4,552 allocated to goodwill. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. There were no acquisitions during the nine months ended September 30, 2003.

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

In connection with plans relating to pooled entities, the Company recovered $354 and expensed $876 in the first nine months of 2004 and 2003, respectively, relating to integration activities included as a component of merger and integration expenses. Amounts recorded relating to business combinations accounted for as purchases were charged to goodwill. The $354 in recoveries for the first nine months of 2004 was entirely related to lease obligations on closed facilities.

Amounts reflected in the “Change in estimate” column represent modifications to plans subsequent to finalization and have been (recovered) expensed in the current period. Amounts under the “Utilization” caption of the following tables are primarily the cash payments associated with the plans.

A summary of activity for merger and integration expenses for the nine months ended September 30, 2004 is as follows:

	Balance December 31, 2003	Change in Estimate	Utilization	Balance September 30, 2004
Assumed lease obligations on closed facilities	$5,984	$(354)	$(1,539)	$4,091
Consolidation of acquired facilities	460	—	(354)	106

Total	$6,444	$(354)	$(1,893)	$4,197

A summary of plan activity for merger and integration expenses for the nine months ended September 30, 2004 is as follows:

	Balance December 31, 2003	Change in Estimate	Utilization	Balance September 30, 2004
2000 Plans	$1,728	$(102)	$(447)	$1,179
2001 Plans	2,293	(241)	(808)	1,244
2002 Plans	2,423	(11)	(638)	1,774

Total	$6,444	$(354)	$(1,893)	$4,197

NOTE 7 - TAXES

The provision for income taxes for the nine months ended September 30, 2004 was $1,251 on a pretax loss of $24,187, compared to $5,917 on a pretax loss of $279,458 for the same period of 2003. The higher tax provision in the first nine months of 2003 relates primarily to the increase in valuation allowances on certain foreign tax losses, which may not be realizable. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due primarily to valuation allowances on deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin off costs, merger costs from pooling of interests transactions, asset impairment charges and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

Credit Facility

The Company has a senior secured credit facility for $50,000 with Wells Fargo Foothill, Inc., as agent, and certain lenders (the “Foothill Credit Facility”). The maturity date of the Foothill Credit Facility is March 31, 2007. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. During the nine months ended September 30, 2004, the Company borrowed and repaid a total of $13,550 under this credit facility. As of September 30, 2004, no borrowings were outstanding and the Company had letters of credit issued and outstanding of $13,179 leaving $36,821 of the credit facility available for use on the terms set forth in the Foothill Credit Facility.

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

Derivatives Held for Purposes Other Than Trading

The Company periodically enters into forward contracts in order to reduce exposure to exchange rate risk related to short-term intercompany loans denominated in currencies other than the functional currency. The fair values for all derivatives are recorded in other assets or other liabilities in the consolidated balance sheets. The Company had no outstanding derivatives as of September 30, 2004.

NOTE 11 - COMPREHENSIVE INCOME

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(6,947)	$(226,274)	$(25,438)	$(285,375)
Other comprehensive income (loss) - translation adjustments	(22)	696	(456)	9,301

Total comprehensive loss	$(6,969)	$(225,578)	$(25,894)	$(276,074)

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine month period ended September 30, 2004, the Company issued 183,587 shares of common stock, with a fair value of $5,248 to purchase a business in its Hudson segment. The Company also issued 46,083 shares of its common stock with a value of $1,058 to satisfy the 2003 contribution liability to the 401(k) Savings Plan. The Company entered into capital lease obligations for furniture and fixtures and telecommunications equipment with a fair value of $3,920, of which $3,767 was related to a renegotiation of an existing operating lease that upon initiation of the new lease was converted to a capital lease. The Company also entered into an arrangement for the financing of a financial and operational application software package with a fair value of $2,081, which for financial reporting purposes is being treated as a capital lease.

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

	For the Quarter Ended September 30,		As of and for the Nine Months Ended September 30,
Information by business segment	2004	2003	2004	2003
Revenue
Hudson	$300,828	$256,516	$866,544	$753,091
Highland	14,201	15,665	45,720	47,562

	$315,029	$272,181	$912,264	$800,653

Gross Margin
Hudson	$102,931	$83,585	$298,288	$254,547
Highland	13,483	14,637	43,006	44,925

	$116,414	$98,222	$341,294	$299,472

Business reorganization expenses (recoveries)(a)
Hudson	$706	$(335)	$891	$6,205
Highland	2,608	2,417	2,559	3,201

	$3,314	$2,082	$3,450	$9,543

Goodwill impairment
Hudson	$—	$195,404	$—	$195,404
Highland	—	7,381	—	7,381

	$—	$202,785	$—	$202,785

Operating income (loss)
Hudson	$4,346	$(204,195)	$5,381	$(231,018)
Highland	(2,597)	(13,235)	(1,932)	(24,491)

	1,749	(217,430)	3,449	(255,509)
Corporate expenses (a)	(8,497)	(8,195)	(25,824)	(22,643)
Interest and other income (expense), net	331	(870)	(1,812)	(1,306)

Loss before provision for (benefit) of income taxes	$(6,417)	$(226,495)	$(24,187)	$(279,458)

Accounts receivable, net
Hudson			$173,641	$130,853
Highland			8,211	10,123

			$181,852	$140,976

Long-lived assets, net of accumulated amortization
Hudson			$34,358	$30,086
Highland			2,646	4,665
Corporate			5,936	6,461

			$42,940	$41,212

(a)	Corporate expenses include $137 of business reorganization expenses in the first nine months of 2003.

NOTE 13 - SEGMENT AND GEOGRAPHIC DATA (continued)

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other (b)	Total
For the Quarter Ended September 30, 2004
Revenue	$93,456	$79,987	$93,641	$22,634	$25,311	$315,029

Long-lived assets	$21,445	$10,504	$5,786	$3,323	$1,882	$42,940

For the Quarter Ended September 30, 2003
Revenue	$72,869	$84,597	$71,324	$22,804	$20,587	$272,181

Long-lived assets	$18,918	$8,030	$6,906	$4,475	$2,883	$41,212

For the Nine Months Ended September 30, 2004
Revenue	$265,310	$245,058	$258,465	$74,231	$69,200	$912,264

For the Nine Months Ended September 30, 2003
Revenue	$239,852	$225,217	$205,316	$72,219	$58,049	$800,653

(b)	Includes the Americas other than the United States and Asia Pacific other than Australia.

NOTE 14 - SUBSEQUENT EVENT

The Company filed a shelf registration on October 6, 2004 to enable it to issue up to 675,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. The registration statement replaced the Company’s existing acquisition shelf registration statement filed on April 22, 2004 under which 166,413 shares of its common stock remained available for issuance.

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. as of September 30, 2004, the related consolidated condensed statements of operations for the three month and nine month periods ended September 30, 2004 and 2003, the related consolidated condensed statements of cash flows for the nine month periods ended September 30, 2004 and 2003 and the consolidated condensed statement of changes in stockholders’ equity for the nine month period ended September 30, 2004 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2004. These interim financial statements are the responsibility of the Company’s management.

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

October 28, 2004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share data)

The following discussion should be read in conjunction with the consolidated condensed financial statements and the notes thereto, included in Item 1 of this Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Hudson Highland Group, Inc. (the “Company”) provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into two principal business segments, Hudson businesses (“Hudson”) and Highland Partners (“Highland”), which constituted approximately 87% percent and 13% of gross margin, respectively, for the nine months ended September 30, 2004.

The Company’s management is focused primarily on returning the Company to profitability, after five years of losses. The Company has operated independently from Monster since April 1, 2003.

Since the Company’s spin-off from Monster, additional reorganization charges were recorded primarily as a result of actions designed to rationalize various aspects of the Company’s cost structure. These charges included costs related to rationalization of real estate, integration of financial and management information systems, reductions in headcount, the write-off of redundant assets and impairment charges related to the goodwill recorded for the acquisitions. The Company also closed or sold a number of its smaller business units in Europe and North America after determining that these businesses were not viable profit centers in the near term. In the first quarter of 2004, the Company abandoned its investment in its German subsidiary and recognized a loss on disposition of assets of $1,182 for the nine months ended September 30, 2004. The operation has filed for insolvency and is currently operated under an administrator in Germany. The ultimate financial outcome cannot be determined at this time. Within individual geographic regions, the Company has integrated the systems, management structures and compensation plans of its business units. Globally, the businesses operate under common financial policies and timetables, they report through a single consolidation system, and cash management is coordinated centrally from the corporate headquarters in New York.

Hudson. Hudson primarily provides temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with professional qualifications, including accounting and finance, legal and technology. The length of temporary assignment can vary widely, but assignments in the professional sectors tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually, and possessing professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, the sales strategy focuses on both clients operating in particular business sectors, such as financial services, healthcare, or technology, and candidates possessing particular professional qualifications, such as accounting and finance, information technology and communications, legal and healthcare. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assess talent and help predict whether a candidate will be successful in a given role.

Hudson also provides a variety of other services through its Human Capital Solutions and Hudson Inclusion Solutions units that encompass services including, among others, customized interactive recruiting and human resource solutions, executive assessment and coaching, diversity assessment and consulting, organizational effectiveness, and career transition. Through the Hudson Highland Center for High Performance, Hudson also offers leadership solutions designed to assist senior management in enhancing the operating performance of large organizations. These services enable Hudson to offer clients a comprehensive set of human capital management services, across the entire life cycle of employment, ranging from providing temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent executives and professionals, to outplacement.

Hudson operates on a global basis in 21 countries and over 100 offices with its revenue generated approximately evenly among North America, Europe (including the United Kingdom), and the Asia Pacific region (primarily Australia and New Zealand).

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

Highland, an executive search boutique with global capabilities, operates in 15 practice offices in four countries. For the nine months ended September 30, 2004, approximately 72% of revenue in the Highland business was derived in North America.

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

The Company recorded business reorganization and merger and integration expenses of $3,096 and $10,419 for the nine months ended September 30, 2004 and 2003, respectively. The merger and integration expenses were recorded in connection with its pooling of interest transactions and consist of costs to integrate and/or exit certain aspects of the operations of its pooled entities, particularly in areas where duplicate functions and facilities existed. The business reorganization expenses were related to the reorganization of operations announced in 2002 and 2003 and the Distribution in the first quarter of 2003.

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

Results of Operations

The following table sets forth selected financial results for the Company.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$315,029	$272,181	$912,264	$800,653

Gross margin (1)	$116,414	$98,222	$341,294	$299,472

Gross margin as a percentage of revenue	37.0%	36.1%	37.4%	37.4%
Operating loss	$(6,748)	$(225,625)	$(22,375)	$(278,152)

Net loss	$(6,947)	$(226,274)	$(25,438)	$(285,375)

TEMPORARY CONTRACTING DATA (2):
Temporary contracting revenue	$223,653	$196,790	$641,740	$571,499
Direct costs of temporary contracting	184,308	164,364	531,525	473,686

Temporary contracting gross margin	$39,345	$32,426	$110,215	$97,813

Gross margin as a percent of revenue	17.6%	16.5%	17.2%	17.1%

(1)	Gross margin consists of permanent recruitment and search fees less their associated direct costs (which tend to only be a small percentage of the associated fees) and temporary contracting gross margin as derived by deducting the direct costs of temporary contractors from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies. Accordingly, the mix of temporary and permanent services, as well as the mix of temporary contracting services and geographic markets, affects the Company’s gross margin as a percentage of revenue.

(2)	Temporary contracting revenue is a component of Hudson’s revenue. Temporary contracting gross margin and gross margin as a percentage of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers.

Constant Currencies

The Company defines the term “constant currencies” to mean that financial data for a period are translated into U.S. Dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in revenue, direct costs, gross margin and selling, general and administrative expenses include the effect of changes in foreign currency exchange rates. Variance analysis usually describes period-to-period variances that are calculated using constant currency as a percentage. The Company’s management reviews and analyzes business results in constant currencies and believes these results better represent the Company’s underlying business trends.

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

	Quarter Ended September 30,
	2004			2003
	As reported	Currency Translation	Constant Currencies	As reported
Hudson revenue	$300,828	$(19,858)	$280,970	$256,516
Highland revenue	14,201	(327)	13,874	15,665

Total revenue	315,029	(20,185)	294,844	272,181
Direct costs	198,615	(12,983)	185,632	173,959

Gross margin	$116,414	$(7,202)	$109,212	$98,222

Selling, general and administrative expenses	$120,165	$(7,068)	$113,097	$119,082

	Nine Months Ended September 30,
	2004			2003
	As reported	Currency Translation	Constant Currencies	As reported
Hudson revenue	$866,544	$(73,945)	$792,599	$753,091
Highland revenue	45,720	(1,875)	43,845	47,562

Total revenue	912,264	(75,820)	836,444	800,653
Direct costs	570,970	(48,184)	522,786	501,181

Gross margin	$341,294	$(27,636)	$313,658	$299,472

Selling, general and administrative expenses	$360,573	$(27,641)	$332,932	$364,420

Quarter Ended September 30, 2004 Compared to the Quarter Ended September 30, 2003

Revenue for the three months ended September 30, 2004 was $315,029, an increase of $42,848, or 15.7%, as compared to revenue of $272,181 in the third quarter of 2003. On a constant currencies basis, revenue would have increased 8.3% comparing the third quarter of 2004 with the third quarter of 2003. This increase was primarily due to higher temporary contracting revenue and permanent placement revenue in the Hudson North America and U.K. businesses, partially offset by declines in temporary contracting revenue in Hudson Australia and the closing of the Highland continental European businesses in 2003.

Hudson revenue was $300,828 for the three months ended September 30, 2004, an increase of 17.3% from $256,516 for the same period of 2003. On a constant currencies basis, Hudson revenue would have increased 9.5% comparing the third quarter of 2004 with the third quarter of 2003. The increase in revenue on a constant currencies basis reflected growth in almost all North American practice groups (+32%), particularly in accounting and finance, legal and information technology (“IT”), growth in the U.K. (+17%) from temporary contracting and permanent placement businesses, and permanent placement revenue in the Asian region (+41%), primarily Singapore and Japan. These increases were partially offset by lower Australian temporary contracting revenue (-17%). Continental Europe was essentially unchanged from the prior year period, with increases in Belgium (+32%) and the Netherlands (+13%) offset by the decrease resulting from abandonment of the German business at the end of the first quarter of 2004.

Highland revenue of $14,201 for the three months ended September 30, 2004 was down 9.3% from $15,665 in the same period of 2003. On a constant currencies basis, Highland revenue would have decreased 11.4% comparing the third quarter 2004 with the third quarter 2003. The decrease was primarily the result of the absence of revenue from continental Europe, where Highland closed essentially all of its operations at the end of 2003 and declines in the U.K. (-23%), partially offset by improved results in Australia (+20%) and moderate growth in revenue in North America (+5%).

Direct costs for the three months ended September 30, 2004 were $198,615, an increase of 14.2% compared to $173,959 for the same period of 2003. Direct costs related to temporary contracting as a percentage of revenue were 82.4%, a decrease from the prior year’s 83.5%. On a constant currencies basis, direct costs would have increased by approximately 7% in the third quarter of 2004 in comparison to the prior year period.

Gross margin, defined as revenue less direct costs, for the three months ended September 30, 2004 was $116,414, an increase of $18,192, or 18.5%, from $98,222 reported in the three months ended September 30, 2003. Gross margin as a percentage of revenue rose to 37.0% for the third quarter of 2004, from 36.1% in the third quarter of 2003, primarily on improved temporary contracting margins in North America. On a constant currencies basis, the gross margin for the third quarter of 2004 would have increased by 11.2% compared to the third quarter of 2003. The increase in gross margin was attributable to improved margins in the Hudson North America temporary contracting business (+50%), and improvements in the Hudson permanent staffing businesses in North America (+87%), the U.K (+25%), and Asian regions (+47%), partially offset by absence of the Highland continental European business and decreases in the Highland U.K (-26%) and Hudson continental Europe (-1%).

Selling, general and administrative expenses for the three months ended September 30, 2004 were $120,165, an increase of 0.9% compared with $119,082 for the same period of 2003. Selling general and administrative expenses as a percentage of revenue were 38.1% and 43.8% for the third quarter of 2004 and 2003, respectively. Increases in support staff compensation, professional fees and other administrative expenses were essentially offset by lower provision for doubtful accounts ($6,622), lower depreciation and amortization ($887) and lower occupancy costs. On a constant currencies basis, the third quarter 2004 selling, general and administrative expenses would have decreased by 5.0% compared to the third quarter 2003.

In the third quarter of 2003, the Company determined that goodwill should be tested for impairment due to current business conditions and changes in circumstances resulting from the Distribution, which established the Company as an independent entity with a separate market capitalization. As a result of this test and the related fair value examination, the Company recorded a non-cash goodwill impairment charge of $202,785. The impairment valuation was based upon a discounted cash flow approach that used estimated future revenue and costs for each business segment as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. The goodwill impairment charge wrote-off all previously recorded goodwill related to both of the Company’s business segments. There were no comparable expenses in 2004.

Business reorganization expenses for the three months ended September 30, 2004 totaled $3,314 compared to $2,082 in the same period of 2003. The 2004 expenses primarily related to the completion of the relocation of Highland’s Toronto office and costs, net of recoveries associated with various U.S. and Australian office leases. The expenses for the third quarter of 2003 were primarily related new expenses related to leases for certain Highland European properties, partially offset by the finalization of the consolidation of certain facilities and leases at a lower than expected cost.

Merger and integration expenses (recoveries) reflect costs incurred or recoveries from prior accrued expenses as a result of pooling-of-interests transactions and the integration of such companies. For the three months ended September 30, 2004, merger and integration recoveries were $(317) compared to $(102) from the same period in the prior year.

As a result of the above, operating losses for the three months ended September 30, 2004 were $6,748, an improvement of $218,877 when compared to an operating loss of $225,625 for the comparable period in 2003. Hudson reported operating income in the third quarter of 2004 of $4,346 compared to an operating loss of $204,195 for the comparable period in 2003, which included a $195,404 goodwill impairment charge. Highland operating loss was $2,597 in the third quarter of 2004 compared to a loss of $13,235 for the comparable period in 2003, which included a goodwill impairment charge of $7,381. Corporate expenses in the third quarter of 2004 increased to $8,497 from $8,195 in the same period in 2003, as a result of higher professional fees and staff compensation, partially offset by reduced depreciation expense ($868).

Other non-operating income, including net interest income, was $331 in the third quarter of 2004 compared to expenses of $870 for the same period of 2003.

The expense for income taxes for the three months ended September 30, 2004 was $530 on a pretax loss of $6,417 compared with a benefit of $221 on a pretax loss of $226,495 for the same period of 2003. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to valuation allowances on deferred tax assets, utilization of net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin off costs, merger costs from pooling of interests transactions, asset impairment charges, and variations from the U.S. tax rate in foreign jurisdictions.

Net loss was $6,947 for the three months ended September 30, 2004, compared with a loss of $226,274 for the same period in 2003.

Basic and diluted loss per share for the third quarter of 2004 was a loss of $.68 per share compared to a loss of $26.92 per share in the third quarter of 2003. For the 2004 and 2003 periods, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenue for the nine months ended September 30, 2004 was $912,264, an increase of $111,611, or 13.9%, as compared to revenue of $800,653 in the first nine months of 2003. On a constant currencies basis, revenue would have increased 4.5% comparing the first nine months of 2004 with the same period in 2003. This increase was primarily due to higher temporary contracting revenue and permanent placement revenue in the Hudson North America and U.K. businesses, partially offset by declines in temporary contracting revenue in Hudson Australia and the closing of the Highland continental European businesses in 2003.

Hudson revenue was $866,544 for the nine months ended September 30, 2004, up 15.1% from $753,091 for the same period of 2003. On a constant currencies basis, Hudson revenue would have increased 5.2% comparing the first nine months of 2004 with the same period in 2003. This increase reflected the higher revenue in the Hudson U.K. temporary contracting (+10%) and permanent placement (+27%) businesses, Hudson North America’s improved revenue in permanent placement (+48%) and temporary contracting (+10%) and Hudson Asia’s improved permanent placement business (+40%), offset by decreases in Hudson Australia (-6%) and slower revenue growth from Hudson Europe (+2%), as a result from the abandonment of its German subsidiary.

Highland revenue of $45,720 for the nine months ended September 30, 2004 was down 3.9% from $47,562 in same period of 2003, reflecting closure of its continental European operations, partially offset by an increase in the Australian business (+114%) and moderate growth in North America (+2%). On a constant currencies basis, Highland revenue would have decreased approximately 8% when compared with the same period in 2003.

Direct costs for the nine months ended September 30, 2004 increased $69,789, or 13.9%, to $570,970, compared to $501,181 for the same period of 2003. On a constant currencies basis, direct costs would have increased in the first nine months of 2004 in comparison to the prior year by 4.3%. The increase was primarily the result of increased costs for temporary contractors and increases in out-of-pocket expenses.

Gross margin, defined as revenue less direct costs, for the nine months ended September 30, 2004 was $341,294, higher by $41,822, or 14.0%, from $299,472 reported in the nine months ended September 30, 2003. Gross margin as a percentage of revenue was unchanged at 37.4% for the first nine months of 2004 and 2003. On a constant currencies basis, gross margin would have increased by 4.7% in the first nine months of 2004 when compared to the same period of 2003. The increase in gross margin was attributable to improved margin in the Hudson North America temporary contracting business (+19%), an improvement in the Hudson North America permanent staffing businesses in (+47%), the U.K (+9%), and Asian regions (+36%), partially offset by the absence of the Highland continental European business and decreases in the Hudson continental European business (-3%).

Selling, general and administrative expenses for the nine months ended September 30, 2004 were $360,573, lower by 1.1% when compared with $364,420 for the same period of 2003. Selling general and administrative expenses as a percentage of revenue were 39.5% and 45.5% for the first nine months of 2004 and 2003, respectively. A recovery of doubtful accounts in 2004 versus a provision for doubtful accounts in 2003 reduced 2004 selling general and administrative expenses by $15,873 for the first nine months of 2004 when compared to the same period of 2003. This reduction was partially offset by higher compensation costs related to sales commissions and support staff compensation. On a constant currencies basis the first nine months of 2004 selling, general and administrative expenses would have decreased by 8.6% compared to the same period of 2003.

In the third quarter of 2003, the Company determined that goodwill should be tested for impairment due to current business conditions and changes in circumstances resulting from the Distribution, which established the Company as an independent entity with a separate market capitalization. As a result of this test and the related fair value examination, the Company recorded a non-cash goodwill impairment charge of $202,785. The impairment valuation was based upon a discounted cash flow approach that used estimated future revenue and costs for each business segment as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. The goodwill impairment charge wrote-off all previously recorded goodwill related to both of the Company’s business segments.

Business reorganization expenses for the nine months ended September 30, 2004 totaled $3,450, as compared to $9,543 in the same period of 2003. The 2004 expenses primarily related to the completion of the relocation of Highland’s Toronto office and costs, net of recoveries associated with various U.S. and Australian office leases. The 2003 expenses primarily related to consolidation of facilities related to the Distribution, the continuation of the process to streamline operations begun in 2002 and new expenses related to leases for certain Highland European properties.

Merger and integration expenses (recoveries) reflect costs incurred or recoveries from prior accrued expenses as a result of pooling-of-interests transactions and the integration of such companies. For the nine months ended September 30, 2004, merger and integration recoveries were $(354), compared to expense of $876 in the same period of the prior year. The decrease in expenses for the first nine months of 2004 compared to the same period of 2003 was a result of the finalization of the exit strategies related to the pooled businesses.

Operating loss for the nine months ended September 30, 2004 was $22,375, compared to an operating loss of $278,152 for the comparable period in 2003. The decrease in the loss was primarily the result of the absence of the goodwill impairment charge of $202,785 in 2004 and improved gross margins, discussed above, and lower business reorganization expenses.

Hudson’s operating income for the nine months ended September 30, 2004 was $5,381, compared to an operating loss of $231,018 for the same period in 2003. Hudson’s nine-month 2004 operating income was higher when compared to the 2003 operating loss as a result of the absence of a goodwill impairment charge of $195,404, lower allowances for doubtful accounts of $15,873, improved gross margins in North America (+26%), the U.K. (+9%) and Asian (+36%) regions and lower business reorganization expenses $5,314 when compared to 2003 results.

Highland’s operating loss for the nine months ended September 30, 2004 was $1,932, compared to an operating loss of $24,491 for the same period in 2003. The nine-month 2004 loss was lower than the 2003 loss as a result of the absence of a goodwill impairment charge ($7,381) and lower selling general and administrative costs ($16,465), when compared to 2003 results.

Corporate expense for the nine months ended September 30, 2004 was $25,824, compared to $22,643 in the comparable period of 2003. Corporate expenses increased in the nine-month 2004 period as a result of higher marketing and professional fees.

Other non-operating expense, including net interest expense, was $1,812 in the first nine months of 2004 and $1,306 for the same period of 2003. Losses on the disposition and abandonment of assets were $1,182 and $2,063 for the nine-month periods ended September 30, 2004 and 2003, respectively.

The provision for income taxes for the nine months ended September 30, 2004 was $1,251 on a pretax loss of $24,187, compared with a provision for $5,917 on a pretax loss of $279,458 for the same period of 2003. The change in the Company’s tax provision for the nine months ended September 30, 2004 compared to the same period in 2003 was primarily due to establishment of a valuation allowance in 2003 on certain foreign tax losses, which may not be realizable and the inability of the Company to realize benefits from its current losses in businesses where the future earnings ability to utilize those losses is not certain. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to valuation allowance on deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin off costs, merger costs from pooling of interests transactions, asset impairment charges, and variations from the U.S. tax rate in foreign jurisdictions.

Net loss was $25,438 for the nine months ended September 30, 2004 compared with a net loss of $285,375 for the same period in 2003. Basic and diluted loss per share for the first nine months of 2004 was a loss of $2.66 per share, compared to a loss of $34.05 per share in the first nine months of 2003. For the 2004 and 2003 periods, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Liquidity and Capital Resources

The Company received $27,919 in net proceeds from the issuance of 1,273,885 shares of its common stock in a registered public offering on March 23, 2004. The Company issued 183,587 shares of common stock, with a fair value of $5,248, to purchase a business in the Hudson segment on June 2, 2004.

The Company’s liquidity needs arise primarily from funding working capital requirements, as well as capital investment in information technology and reorganization costs. Prior to the Distribution, HH Group historically relied upon Monster’s centralized cash management function and Monster’s line of credit facility for its liquidity needs. Legal obligation for settlement of such liabilities remained with the Company. In connection with the Distribution, Monster provided HH Group with a cash balance of $40,000 upon completion of the Distribution on March 31, 2003, and agreed to reimburse the Company $13,530 of cash payments due under its accrued integration restructuring and business reorganization plans. The Company received full payment of this reimbursement before June 30, 2004.

The Company filed a shelf registration on October 6, 2004 to enable it to issue up to 675,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. The registration statement replaced the Company’s existing acquisition shelf registration statement filed on April 22, 2004 under which 166,413 shares of its common stock remained available for issuance.

The Company has a senior secured credit facility for $50,000 with Wells Fargo Foothill, Inc., as agent, and certain lenders (the “Foothill Credit Facility”). The maturity date of the Foothill Credit Facility is March 31, 2007. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of September 30, 2004, the credit limit on the Foothill Credit Facility was $50,000. During the nine months ended September 30, 2004, the Company borrowed and repaid a total of $13,550 under this credit facility. As of September 30, 2004, no borrowings were outstanding and the Company had letters of credit issued and outstanding of $13,179 leaving $36,821 of the credit facility available for use on the terms set forth in the Foothill Credit Facility.

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

On April 22, 2004, the Company filed a registration statement on Form S-4 with the SEC to offer up to 350,000 shares of the Company’s common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies whether by purchase, merger or any other form of acquisition or business combination. On June 2, 2004, the Company issued 183,587 shares of common stock registered on the Form S-4, with a fair value of $5,248, to purchase a business in its Hudson segment. With the filing of the new shelf registration on October 6, 2004, any shares not issued utilizing the April 22, 2004 shelf registration are no longer available for issuance.

During the nine months ended September 30, 2004 and 2003, the Company used cash in operating activities of $27,420 and $28,392, respectively. Cash usage decreased in the 2004 period from the 2003 period as a result of lower net losses ($259,937) and lower working capital requirements, primarily current liabilities, business reorganization expenses and merger and integration expenses ($11,198). These improvements in cash flow were partially offset by the absence of the 2003 non-cash goodwill impairment charge ($202,785), higher accounts receivable from improved revenue ($47,735) and a net recovery of doubtful accounts in 2004 versus a provision in 2003 ($15,873).

During the nine months ended September 30, 2004 and 2003, the Company used cash in investing activities of $6,288 and $8,154, respectively. This use of cash was primarily related to capital expenditures in the normal course of operations and payments related to businesses purchased in prior years. The decreased use of cash in the first nine months of 2004 compared to the same period of 2003 was the result of lower capital expenditures ($1,579) and lower payments related to purchases of businesses ($287).

During the nine months ended September 30, 2004 and 2003, the Company generated cash from financing activities of $34,449 and $46,698, respectively. The cash provided from financing was lower in 2004 as a result of the absence of Monster cash transfers ($41,317), partially offset by the proceeds from the issuance of common stock ($27,919), proceeds from the exercise of options ($1,364) and employee stock purchases ($1,078). Third-party debt and capital leases as of September 30, 2004 were $5,621.

The Company believes that the cash and cash equivalents on hand at September 30, 2004, supplemented by the Foothill Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to fluctuations in the global economy and unemployment rates.

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

The majority of the Company’s borrowings are in fixed rate leases and seller financed notes. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. During the nine months ended September 30, 2004, the Company borrowed and repaid a total of $13,550 under its credit facility, which bears interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Company does not trade derivative financial instruments for speculative purposes.

The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the nine months ended September 30, 2004, approximately 74% of gross margin was earned outside the United States and collected in local currency, and related operating expenses also were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the nine months ended September 30, 2004, the Company had a translation loss of $456, primarily attributable to the slight strenghtening of the U.S. dollar against the Australian dollar, partially offset by a weakening of the U.S. dollar against the British pound.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on intercompany loan balances. At September 30, 2004, the Company had no outstanding foreign currency forward contracts.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2004. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2004 to ensure that material information relating to the Company, including the Company’s consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information related to the repurchase of common stock by the Company during the third quarter of 2004. No repurchases were made pursuant to a publicly announced repurchase plan or program.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2004 to July 31, 2004	442	$26.63	—	—

August 1, 2004 to August 31, 2004	—	—

September 1, 2004 to September 30, 2004	—	—

Total	442	$26.63	—	—

(a)	Represents shares of vested restricted stock tendered to the Company by employees to satisfy tax-withholding obligations resulting from the vesting of restricted stock.

ITEM 6.	EXHIBITS

Exhibits: The following Exhibits are filed herewith.

3.1	Amended and Restated By-Laws (effective as of July 23, 2004)

10.1	Hudson Highland Group, Inc. board of directors stock option agreement

10.2	Hudson Highland Group, Inc. restricted stock award agreement

10.3	Hudson Highland Group, Inc. stock option agreement

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC. (Registrant)

	By:	/s/ JON F. CHAIT
Jon F. Chait
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 2, 2004

	By:	/s/ RICHARD W. PEHLKE
Richard W. Pehlke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 2, 2004

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
(a) Exhibits: The following Exhibits are filed herewith.

3.1	Amended and Restated By-Laws (effective as of July 23, 2004)

10.1	Hudson Highland Group, Inc. board of directors stock option agreement

10.2	Hudson Highland Group, Inc. restricted stock award agreement

10.3	Hudson Highland Group, Inc. stock option agreement

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.