Form 10-K
period 2004-12-31
HUDSON HIGHLAND GROUP INC
filed 2005-03-14
CIK 1210708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share                                                                                        Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $312,984,000 as of June 30, 2004.

The number of shares of Common Stock, $.001 par value, outstanding as of March 1, 2005 was 20,609,922.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Hudson Highland Group, Inc. (“the Company” or “we”, “us” and “our”) is one of the world’s largest specialized professional staffing, retained executive search and human capital solutions providers. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into two business segments, the Hudson businesses (“Hudson”) and Highland Partners (“Highland”), which constituted approximately 88% and 12% of the Company’s gross margin, respectively, for the year ended December 31, 2004. We help our clients in recruiting employees in a wide variety of positions ranging from mid-level or professional candidates to senior executives.

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

Hudson also provides a variety of other services through its Human Capital Solutions and Inclusion Solutions units that encompass services including, among others, customized interactive recruiting and human resource solutions, executive assessment and coaching, diversity assessment and consulting, performance management, organizational effectiveness, and career transition. Through the Hudson Highland Center for High Performance (the “Center for High Performance”), Hudson also offers leadership solutions designed to assist senior management in enhancing the operating performance of large organizations. These services enable Hudson to offer clients a comprehensive set of human capital management services, across the entire life cycle of employment, ranging from providing temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent executives and professionals, to outplacement.

Hudson operates on a global basis in over 20 countries from over 110 offices with 2004 revenue of approximately 28% in North America, 37% in Europe (including the United Kingdom), and 35% in the Asia Pacific region (primarily Australia and New Zealand).

Highland. Highland offers a comprehensive range of executive search services on a retained basis aimed at recruiting senior level executives or professionals. Highland also has an active practice in assisting clients desiring to augment their boards of directors.

Highland approaches the market through industry sectors, such as financial services, life sciences, retail and consumer products, industrial and technology. This industry sector sales approach is designed to enable Highland to better understand the market conditions and strategic management issues faced by clients within their specific business sectors. Highland also recruits candidates through functional specialist groups, including board of directors, chief financial officer, chief information officer, human resources and legal. These functional expertise groups consist of consultants who have extensive backgrounds in placing executives in certain specialist positions within a business.

Highland, an executive search boutique with global capabilities operates in 15 practice offices in four countries. For the year ended December 31, 2004, approximately 73% of revenue in the Highland business was derived in North America.

Corporate expenses are reported separately from the two operating segments and consist primarily of compensation, marketing and lease expense, and professional fees.

The Company was historically the combination of 67 acquisitions (the “Constituent Companies”) made between 1999 and 2002, which became the eResourcing and Executive Search divisions (“HH Group”) of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. Some of the Company’s constituent businesses have operated for more than 20 years. On March 31, 2003 (the “Distribution Date”), Monster distributed all of the outstanding shares of the newly named HH Group to its stockholders of record on March 14, 2003 on a basis of one share of HH Group common stock for each thirteen and one-third shares of Monster common stock so held (the “Distribution”). Since the Distribution, the Company has operated as an independent publicly held company, has added two small acquisitions, and reorganized a number of smaller business units after determining that those businesses were not viable profit centers.

On February 2, 2005, the Board of Directors of the Company declared a two-for-one stock split effected in the form of a 100% stock dividend payable February 25, 2005 to stockholders of record as of February 14, 2005. All share and per share amounts have been restated in this Form 10-K for the stock split.

SALES AND MARKETING

We maintain separate sales and marketing staffs for our Hudson and Highland businesses, with marketing coordinated from corporate headquarters through the senior vice president for marketing and communications. Our sales, marketing and customer service staffs are divided along industry sectors, such as health care, financial services, technology, consumer and retail. In some countries, such as the United States and the United Kingdom, our sales force is also organized according to the specialized professional qualifications of candidates, such as accounting, banking and finance, legal, engineering, scientific and human resource professionals. In some instances, sales personnel are dedicated to sales, but in many other cases we rely on staff within our branch organization to provide both sales and service delivery. We also divide our Hudson sales force between temporary contracting and permanent placement. In addition to focusing on sales of the services of its own organization, each sales professional is accountable for, and given incentive to, cross-sell each other’s products within its existing client base. Our philosophy is to place primary reliance on our field sales force and our branch structure for sales and marketing since we believe that a business service transaction in the human capital industry is best sold on a face-to-face basis.

We use three principal channels for marketing our services and promoting our brand: (1) in the UK, Australia, New Zealand, and other countries where it is an accepted practice, we use client paid advertising for vacant positions; (2) public relations, particularly through the Center for High Performance, which undertakes original research on business management topics that are of particular importance to CEOs and other senior executives, and (3) to a lesser extent, we also use broad-based media (Internet and business publications) and trade publications.

CLIENTS

The Company’s clients include small to large-sized organizations, enterprises, government agencies and educational institutions. No one client accounted for more than 5% of total annual revenue in 2004. At December 31, 2004, there were over 13,000 Hudson clients and over 500 Highland clients.

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

The Company faces competition from temporary contracting agencies, executive search and professional staffing agencies, many of which are far larger than us. Many competitors or potential competitors have long operating histories, and some have greater financial, management, technological, development, sales, marketing and other resources than the Company. In addition, the Company’s ability to maintain its existing clients and generate new clients depends to a significant degree on the quality of its services, pricing and its reputation among its clients and potential clients.

EMPLOYEES

The Company employs approximately 3,800 people worldwide. In most jurisdictions our employees are not represented by a labor union or a collective bargaining agreement. The Company regards the relationships with its employees as satisfactory.

SEGMENT AND GEOGRAPHIC DATA

Financial information concerning the Company’s business segments and geographic areas of operation is included in Note 15 in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

AVAILABLE INFORMATION

We maintain a Web site with the address www.hhgroup.com. We are not including the information contained on our Web site as part of, or incorporating it by reference into, this report. We make available free of charge (other than an investor’s own Internet access charges) through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

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

We have a history of negative cash flows and operating losses that we expect will continue for at least the next year.

We have experienced negative cash flows and operating and net losses since we began operations as an independent company, and we expect to continue to experience negative cash flows and losses for at least the next year. For the year ended December 31, 2004, we used cash in operating activities of $30.9 million and we incurred net losses attributable to common stockholders of $26.8 million. We cannot assure you that we will have positive cash flows or profitable operations. Additionally, if our revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations, we may not become profitable.

In the future, we may not generate sufficient revenue to pay for all of our operating costs or other expenses. Even if we become profitable, we may be unable to sustain our profitability. In either of these cases, our business, financial condition, results of operations and cash flows will be negatively impacted.

The performance of our businesses is difficult to forecast and is cyclical, and a decline in these businesses could have a material adverse effect on our overall business, financial condition and operating results.

The performance of our businesses has fluctuated in the past and can be expected to continue to fluctuate in the future. We provide executive search and mid-market professional staffing services on an assignment-by-assignment basis, which clients can generally terminate at any time, and existing clients may not continue to use our executive search and professional staffing services at historical levels. Like our temporary contracting business, our executive search and professional staffing business is significantly affected by the general level of employment activity in the regions and industries in which we operate, and our executive search and professional staffing business may suffer during employment downturns. When employment activity slows, many of our clients hire fewer employees and may engage in hiring freezes. An employment downturn could cause employers to reduce or postpone their recruiting efforts and, therefore, affect demand for our services. In the current employment environment affecting the United States and European markets, our fees and commissions from our executive search and mid-market professional staffing businesses have been adversely affected.

Our operations will be affected by global employment fluctuations.

As explained above, demand for our services may fluctuate with changes in economic conditions. An employment downturn may result in decreased demand for our services, and thus in a decrease in our revenue, and may adversely affect our financial condition and results of operations. Because we operate from many small offices with fixed overhead, we have only limited flexibility to reduce expenses during employment downturns. Further, we may face increased pricing pressures during employment downturns. For example, during 2001 and 2002, employers across the United States reduced their overall workforce to reflect the slowing demand for their products and services. In turn, our revenue was significantly reduced in the United States. Employment conditions could continue to challenge our revenue and profit growth in 2005, which could have a material adverse effect on our business, financial condition and operating results.

Our credit facility restricts our operating flexibility.

We have a $50.0 million senior secured credit facility. As of December 31, 2004, there were no borrowings under the credit facility although approximately $15.1 million of the facility had been utilized by outstanding letters of credit. Our ability to borrow under the credit facility is tied to a borrowing base of our eligible accounts receivable. If the amount or quality of our accounts receivable deteriorates, our ability to borrow under the credit facility will be directly affected. In addition, our credit facility requires that we satisfy several financial covenants, including complying with targeted levels of adjusted EBITDA. The adjusted EBITDA covenants for fiscal 2005 have not been completed and agreed upon by all parties, which may be at targeted levels that are difficult to achieve. As a result, we cannot assure you that we will be able to borrow under our credit agreement if we need money to fund working capital or other needs. In addition, our credit facility contains various restrictions and covenants that restrict our operating flexibility including:

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

We conduct operations in over 20 foreign countries, including Australia, Belgium, Canada, France, Italy, the Netherlands, New Zealand and the United Kingdom. For the years ended December 31, 2004, 2003 and 2002, approximately 70%, 71% and 67%, respectively, of our revenue was earned outside of the United States.

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

We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the Internal Revenue Code, as well as the provisions of any tax treaties, which may exist between the United States and such foreign jurisdictions.

We may not be able to manage our growth.

Our business has historically grown rapidly through a mix of acquisitions and internal growth, but more recently has relied predominantly upon internal growth. This prior growth of our business has placed a significant strain on our management and operations. Our expansion has resulted in substantial growth in the number of our employees. In addition, this growth has resulted in increased responsibility for both existing and new management personnel and incremental strain on our existing operations, financial and management information systems and financial resources, including the need for additional working capital to fund our growth. Our success depends to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. If we are not able to manage any existing or future growth, our business, financial condition and operating results may be materially adversely affected.

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

We cannot assure you that financing for acquisitions will be available on terms we find acceptable, or at all, or that we will be able to identify or consummate new acquisitions, or manage and integrate our recent or future expansions successfully. Any inability to do so may materially adversely affect our business, financial condition and operating results. Our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to obtain additional financing. If we issue shares of our stock as currency in any future acquisitions, then the result of the issuance of such stock could be an increase in the dilution of current shareholder interests, and possible future earnings may be diluted as a result. In addition, we cannot assure you that participants in potential acquisitions will view our stock attractively. Our ability to enter new geographies may be impacted by the same reasons that may limit our ability to make acquisitions.

We rely on our information systems, and if we lose that technology or fail to further develop our technology, our business could be harmed.

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

Furthermore, we face competition from a number of sources. These sources include other executive search firms and professional search, staffing and consulting firms. Several of our competitors have greater financial and marketing resources than we do.

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

For the years ended December 31, 2004, 2003 and 2002, approximately 70%, 71% and 67%, respectively, of our revenue was generated outside the United States. The results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our financial statements. In addition, we generally pay operating expenses in the corresponding local currency. We had no hedging or similar foreign currency contracts outstanding at December 31, 2004. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the revenue and income of our operations in addition to economic exposure. This risk could have a material adverse effect on our business, financial condition and operating results.

We depend on our highly skilled professionals.

The success of our employment recruiting business depends upon our ability to attract and retain highly skilled professionals who possess the skills and experience necessary to fulfill our clients’ employee search needs. Competition for highly skilled professionals is intense. We compete with professional staffing and executive search agencies for qualified professionals. We and many of our competitors have experienced turnover of qualified professionals. We believe that we have been able to attract and retain highly qualified, effective professionals as a result of our reputation and our performance-based compensation system. These professionals have the potential to earn substantial bonuses based on the amount of revenue they generate by:

•	obtaining executive search and permanent placement assignments;

•	executing search and placement assignments; and

•	assisting other professionals to obtain or complete executive search and permanent placement assignments.

Bonuses and commissions represent a significant proportion of these professionals’ total compensation. Any diminution of our reputation could impair our ability to retain existing or attract additional highly skilled professionals. Any inability to attract and retain highly skilled professionals could have a material adverse effect on our executive search business, financial condition and operating results.

Our employees may depart with existing executive search clients.

The success of our executive search business depends upon the ability of employees to develop and maintain strong, long-term relationships with clients. Usually, one or two employees have primary responsibility for a client relationship. When an employee leaves an executive search firm and joins another, clients that have established relationships with the departing employee may move their business to the employee’s new employer. The loss of one or more clients is more likely to occur if the departing employee enjoys widespread name recognition or has developed a reputation as a specialist in executing searches in a specific industry or management function. Historically, we have not experienced a significant number of departures of executive search partners. However, a failure to retain our most effective executive search partners or maintain the quality of service to which our clients are accustomed could have a material adverse effect on our business, financial condition and operating results. Also, the ability of a departing executive search partner to move business to his or her new employer could have a material adverse effect on our business, financial condition and operating results.

We face risks maintaining our professional reputation and establishing and maintaining our brand name.

Our ability to secure new employee recruiting engagements and to hire qualified professionals is highly dependent upon our overall reputation and brand name recognition as well as the individual reputations of our professionals. We obtain a majority of our new engagements by referrals from existing clients. Therefore, the dissatisfaction of any client could have a disproportionate, adverse impact on our ability to secure new engagements. Any factor that diminishes our reputation or the reputation of any of our personnel could make it more difficult for us to compete successfully for both new engagements and qualified personnel. This could have an adverse effect on our business, financial condition and operating results.

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

We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•	claims of misconduct or negligence on the part of our employees;

•	claims by our employees of discrimination or harassment directed at them, including claims relating to action of our clients;

•	claims related to the employment of illegal aliens or unlicensed personnel;

•	claims for payment of workers’ compensation claims and other similar claims;

•	claims for violations of wage and hour requirements;

•	claims for retroactive entitlement to employee benefits;

•	claims of errors and omissions of our temporary employees, particularly in the case of professionals;

•	claims by taxing authorities related to our employment of independent contractors and the risk that such contractors could be considered employees for tax purposes;

•	claims related to our non-compliance with data protection laws which require the consent of a candidate to transfer resumes and other data; and

•	claims by our clients relating to our employees’ misuse of client proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims.

We are also exposed to potential claims with respect to the recruitment process. A client could assert a claim for matters such as breach of a blocking arrangement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Similarly, a client could assert a claim for deceptive trade practices on the grounds that we failed to disclose certain referral information about the candidate or misrepresented material information about the candidate. Further, the current employer of a candidate whom we place could file a claim against us alleging interference with an employment contract. In addition, a candidate could assert an action against us for failure to maintain the confidentiality of the candidate’s employment search or for alleged discrimination or other violations of employment law by one of our clients.

We may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team, costly and could have a negative impact on our business. In some cases, we have agreed to indemnify our clients against some or all of these types of liabilities. We cannot assure you that we will not experience these problems in the future, that our insurance will cover all claims or that our insurance coverage will continue to be available at economically feasible rates.

We depend on our key management personnel.

Our continued success will depend to a significant extent on our senior management, including Jon F. Chait, our Chairman and CEO. The loss of the services of Mr. Chait or one or more key employees could have a material adverse effect on our business, financial condition and operating results. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could have a material adverse effect on our business, financial condition and operating results.

Government regulations may result in the prohibition, regulation or restriction of certain types of employment services we offer or in the imposition of additional licensing or tax requirements that may reduce our future earnings.

In many jurisdictions in which we operate, the temporary staffing industry is heavily regulated. For example, governmental regulations can restrict the length of contracts of temporary employees and the industries in which temporary employees may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of temporary workers. For example, temporary workers in France are entitled to a 10% allowance for the precarious nature of employment, which is eliminated if a full-time position is offered to them within three days. The countries in which we operate may:

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

In addition, Section 203 of the Delaware General Corporation Law generally provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that the stockholder becomes an interested stockholder, unless a majority of the directors then in office approve either the business combination or the transaction that results in the stockholder becoming an interested stockholder or specified stockholder approval requirements are met.

We agreed in the spin-off from Monster not to engage in certain specified transactions, including a sale of the Company to a third party acquirer, before March 31, 2005. In addition, we have agreed to indemnify Monster for any tax and certain other costs and expenses resulting from any acquisition or other issuance of our common stock that causes the spin-off from which we were created to become taxable to Monster.

In addition, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company payable upon the close of business on February 28, 2005 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 par value (“Preferred Shares”), of the Company at a price of $60 per one one-hundredth of a Preferred Share, subject to adjustment. These Rights may make the cost of acquiring the Company more expensive and, therefore, make an acquisition more difficult.

ITEM 2. PROPERTIES

All of the Company’s operating offices are located in leased premises. Our principal office is currently located at 622 Third Avenue, New York, New York, where we occupy space under a lease with Monster expiring in July 2015.

In the United States, Hudson operates from 41 leased locations with space of approximately 170,000 square feet, Highland operates from 5 leased locations with space of approximately 30,000 square feet and there are 8 leased locations with space of approximately 121,000 square feet, which are shared between the Hudson, Highland and corporate functions.

Outside the U.S., in the 20 additional countries in which the Company is located, Hudson is the primary lessee of 70 locations with approximately 697,000 square feet, Highland leases 2 locations with approximately 19,000 square feet, and Hudson and Highland share approximately 10,000 square feet in 2 locations. All leased space is considered to be adequate for the operation of its business, and no difficulties are foreseen in meeting any future space requirements. The Company owns three vacant buildings in India, with approximately 6,700 square feet, which the Company is currently offering for sale.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered in this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of February 25, 2005, regarding the executive officers of Hudson Highland Group, Inc.:

Name	Age	Title
Jon F. Chait	54	Chairman and Chief Executive Officer
Richard W. Pehlke	51	Executive Vice President and Chief Financial Officer
Margaretta Noonan	47	Executive Vice President and Chief Administrative Officer
Richard S. Gray	48	Senior Vice President, Marketing and Communications
Richard A. Harris	46	Senior Vice President and Chief Information Officer
Neil J. Funk	53	Vice President, Internal Audit
Steven B. London	42	Vice President and Global Treasurer
Ralph L. O’Hara	60	Vice President and Global Controller
Latham Williams	52	Vice President, Legal Affairs and Administration, Corporate Secretary

The following biographies describe the business experience of our executive officers:

Jon F. Chait has served as Chairman and Chief Executive Officer since the Company was spun off from Monster Worldwide, Inc. (“Monster”) in March 2003. He joined Monster in October 2002 expressly in contemplation of the spin-off. Prior to joining the Company, Mr. Chait was the Chairman of Spring Group, PLC, a provider of workforce management solutions, from May 2000 through June 2002 and Chief Executive Officer from May 2000 to March 2002. From 1998 through 2000, Mr. Chait founded and acted as Chairman and Chief Executive Officer of Magenta Limited, a developer of web-enabled human resource solutions, which was subsequently sold to Spring Group, PLC. Mr. Chait served as the Managing Director—International Operations of Manpower Inc. from 1995 to July 1998, Chief Financial Officer from August 1993 to 1998 and Executive Vice President, Secretary and Director from 1991 to 1998, and Executive Vice President from September 1989 to July 1998 of Manpower International Inc., a provider of temporary employment services. Mr. Chait is also a director of the Marshall and Ilsley Corporation, a bank holding company, and Krueger International Inc., a manufacturer of office furniture.

Richard W. Pehlke has served as a director since April 2003 and as Executive Vice President and Chief Financial Officer since he joined the Company in February 2003. Prior to joining the Company, Mr. Pehlke served as an independent consultant for various companies from 2001 to 2003. From 2000 to 2001, Mr. Pehlke served as the Chief Financial Officer of ONE, Inc., a software implementation and consulting firm. Mr. Pehlke served as Vice President, Treasurer for Ameritech Corporation from 1994 to 1999 and as Vice President, Investor Relations from 1986 to 1993.

Margaretta Noonan has served as Executive Vice President and Chief Administrative Officer since February 2, 2005. Prior to that Ms. Noonan served as Executive Vice President, Human Resources since she joined the Company in January 2003. Prior to joining HH Group, Ms. Noonan served as Senior Vice President, Global Human Resources and corporate officer of Monster Worldwide, Inc. Prior to joining Monster in 1998, Ms. Noonan was Vice President, Human Resources—Stores, for the Lord & Taylor division of May Department Stores Company, a large retail department store, from February 1997 to May 1998 and was Vice President, Human Resources, of Kohl’s Corporation, a large retail department store, from November 1992 to February 1997.

Richard S. Gray has served as Senior Vice President, Marketing and Communications since February 2, 2005. Prior to that, Mr. Gray served as Vice President, Marketing and Communications since joining the Company in May 2003. Prior to joining the Company, Mr. Gray was Senior Vice President for Ogilvy Public Relations Worldwide, a large public relations firm, in Chicago, Illinois from September 2002 until May 2003. Before joining Ogilvy Public Relations Worldwide, Mr. Gray was a Vice President, Marketing and Communications for Lante Corporation, an internet consulting boutique, in Chicago, Illinois from November 1998 until November 2001.

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

Steven B. London has served as Vice President and Global Treasurer since joining the Company in April 2003. Prior to joining the Company, Mr. London was European Treasurer for Monster from April 2000 until March 2003. Prior to joining Monster Mr. London was Group Treasurer for SGB Group, plc, a manufacturer and distributor of products and services for building, civil engineering, industrial and event support applications, based in London, England from September 1998 until April 2000.

Ralph L. O’Hara has served as Vice President and Global Controller since joining the Company in June of 2003. Prior to joining the Company, Mr. O’Hara was Chief Financial Officer and Treasurer for The Domestic and Foreign Missionary Society, a major not-for-profit organization also known as the Episcopal Church of the United States, from 2001 until June of 2003. Before joining The Domestic and Foreign Missionary Society, Mr. O’Hara was Controller for GATX Corporation, a specialized finance and leasing company, from 1986 until 2000.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock is listed for trading on the Nasdaq National Market under the symbol “HHGP”. On December 31, 2004, there were approximately 1,460 holders of record of the Company’s common stock.

The following is a list by fiscal quarter of the market prices of the stock.

	Market Price
2004	High	Low
Fourth quarter	$15.00	$13.065
Third quarter	$15.89	$12.535
Second quarter	$16.205	$12.945
First quarter	$14.13	$10.995

2003
Fourth quarter	$12.50	$9.22
Third quarter	$12.28	$8.76
Second quarter	$9.52	$4.50
First quarter (a)	$4.56	$4.25

(a)	The Distribution of the Company’s stock occurred at the close of business March 31, 2003, the market prices indicated for the first quarter were for shares on a “when issued” basis from March 19 through March 31, 2003.

We have never declared or paid cash dividends on our common stock, and we currently do not intend to declare and pay cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors. In addition, the terms of our credit facility prohibit us from paying dividends and making other distributions. Subsequent to the year ended December 31, 2004, on February 2, 2005, the Board of Directors of the Company declared a two-for-one stock split effected in the form of a 100% stock dividend payable February 25, 2005 to stockholders of record as of February 14, 2005. All share and per share information included in the table above or elsewhere in this Form 10-K have been restated to reflect the two-for-one stock split.

ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2004, the Company made no repurchases of its equity securities.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected financial data of the Company and has been derived from, and should be read together with, the consolidated financial statements and corresponding notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Items 7 and 8 of this Form 10-K. The Company’s consolidated financial statements prior to the Distribution reflect the historical financial position, results of operations and cash flows of the HH Group businesses transferred to the Company from Monster as part of the Distribution. The selected financial information included herein for periods prior to the Distribution may not necessarily be indicative of the future performance of the Company as an independent company. The consolidated financial data as of and for the three years ended December 31, 2002, 2001 and 2000 are derived from HH Group audited financial statements.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS:
Revenue	$1,256,354	$1,085,299	$1,065,439	$1,287,798	$1,325,146
Direct costs	786,134	682,270	653,569	716,262	652,916

Gross margin	470,220	403,029	411,870	571,536	672,230

Salaries and related, office and general, and marketing and promotion	469,214	463,108	431,615	523,273	587,255
Depreciation and amoritization	20,108	21,299	21,061	33,290	34,555
Business reorganization expenses	3,361	26,823	73,543	—	—
Merger and integration expenses	736	2,663	5,373	43,177	50,995
Goodwill impairment charge	—	202,785	—	—	—

Total operating expenses	493,419	716,678	531,592	599,740	672,805

Operating loss	$(23,199)	$(313,649)	$(119,722)	$(28,204)	$(575)

Loss before accounting change	$(26,775)	$(328,812)	$(119,251)	$(34,195)	$(16,867)
Net loss	$(26,775)	$(328,812)	$(412,251)	$(34,195)	$(16,867)
Basic loss per share before accounting change (a)	$(1.38)	$(19.58)	$(7.14)	$(2.08)	$(1.07)
Basic net loss per share (a)	$(1.38)	$(19.58)	$(24.69)	$(2.08)	$(1.07)

OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities	$(30,895)	$(42,629)	$(110,834)	$11,416	$23,618
Net cash used in investing activities	$(10,128)	$(11,390)	$(16,589)	$(118,785)	$(109,491)
Net cash provided by financing activities	$35,278	$49,465	$112,054	$103,115	$101,671

	As of December 31,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA:
Current assets	$232,833	$198,416	$215,916	$246,248	$305,581
Total assets	$281,378	$250,924	$467,104	$765,986	$686,592
Current liabilities	$182,794	$158,821	$133,714	$232,080	$250,913
Long-term debt, less current portion	$2,041	$302	$1,184	$2,917	$21,441
Total stockholders’ equity	$83,734	$69,361	$316,574	$522,680	$404,380

(a)	For basic loss per share amounts for the periods prior to the Company’s spin-off from Monster on March 31, 2003, Monster’s weighted average number of shares was multiplied by the distribution ratio of one share of HH Group common stock for every thirteen and one-third shares of Monster common stock. Basic loss per share is computed by dividing the Company’s losses by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Background

We have operated as an independent publicly traded company since April 1, 2003 (the “Distribution Date”), when we were spun-off from Monster Worldwide, Inc. (“Monster”). We are the combination of 67 acquisitions (the “Constituent Companies”) made between 1999 and 2002, which became the eResourcing and Executive Search divisions (“HH Group”) of Monster. Our businesses are specialized professional staffing, retained executive search and human capital solutions services, that operate in over 20 countries around the world, with our largest operations being in the U.S., the U.K. and Australia. We are organized to operate in two business segments, the Hudson businesses (“Hudson”) and Highland Partners (“Highland”), which constituted approximately 88% and 12% of the Company’s gross margin, respectively, for the year ended December 31, 2004. For the periods presented in this Form 10-K before the Distribution Date, these businesses were conducted by Monster through the Constituent Companies. For the four years prior to the Distribution Date, the Constituent Companies had a succession of annual operating and net losses, which included significant write-offs of goodwill, business reorganization costs and merger and integration costs associated with businesses acquired under pooling-of-interests accounting. Immediately prior to the Distribution, Monster transferred the assets and liabilities of the Constituent Companies to HH Group at Monster’s historical cost. For the nine-month period following the Distribution date, we recorded operating losses of $277.8 million, which included a $202.8 million of goodwill impairment and $20.6 million of business reorganization and merger and integration expenses. Our management’s primary focus since the spin-off has been to move the Company to profitability. The Hudson businesses reported operating income in each of the last three quarters of 2004 ($6.8 million, $4.3 million and $7.8 million, for the fourth, third and second quarters, respectively) and Highland’s operating loss for the year ($1.9 million) included two quarters with operating income and was a 95% improvement from the loss in 2003. We reported business reorganization expense in 2004 of $3.4 million, a reduction from 2003 of $23.5 million. Business reorganization expense related to those actions will continue to be recorded, as estimates related to the leased office space change to reflect changes in market conditions and costs, which can only be expensed when incurred, are recorded.

Strategic Actions

With the focus of our management being to move the Company to profitability, we are continuing with several initiatives in 2005 that we began in 2004 to meet our long-term strategic goals.

•	We continue to build our professional staffing levels in temporary contracting, permanent recruiting, executive search and human capital solutions, especially in regions and businesses that offer higher margins. This has been evidenced by improvements in our key Hudson North America, U.K., Australia and Asian businesses and Highland North America and Australia.

•	We continue to work on the rationalization of real estate leasing and location and the integration of financial and management information systems. In 2004, we exited offices in Canada and we initiated other actions that reduced occupancy costs in 2004. In addition, we signed agreements to exit offices in Australia in 2005. We anticipate that these actions will reduce our yearly rental expenses in those locations.

•	We continue to review business operations to determine what locations are not in our long-term interest. In 2004, we closed the Highland Switzerland office. In 2003, we closed the other Highland continental European offices. In 2004, we also abandoned Hudson’s investment in its German subsidiary. Management teams in certain countries have been realigned, including management and staff reductions, to better match our business mix and improve the potential of those operations.

•	We purchased JMT Financial Partners (“JMT”) in June of 2004 for common stock with a fair value of $5.3 million. The acquisition was integrated into the Hudson North American operation and was profitable in 2004. In 2004, we also filed a shelf registration to enable us to issue up to 1,350,000 of our common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination.

•	We are refocusing and expanding our Hudson Global Resources North American operation. During the course of 2004, we concentrated our efforts on driving growth. We refocused our Accounting and Finance business towards a more consultative business model. This, in addition to the strategic acquisition of JMT, delivered growth in 2004. We also have seen improvements in our Legal and Information Technology (“IT”) practices. Growth from temporary contracting may include short and medium term client contracting such as Sarbanes-Oxley compliance and litigation support that may or may not be repetitive year to year. We continued to exploit our existing real estate holdings to expand the footprints of our major practice groups and will continue to do so in 2005. Our focus also has been on employee training and retention, which drives growth through increased productivity levels.

•	We are continuing the repositioning of our Highland business. The strategic direction that we are following with our Highland businesses is to become an executive search boutique with global capabilities, operating at the highest end of the executive search market with a limited number of highly experienced partners. To this end, in 2004, we continued the restructuring of our office network and reduced our headcount by approximately 40, and we continued the consolidation of the business by closing the small two partner office in Zurich (coinciding with the end of the lease) and completing the move of our Toronto office to a new location, with a long-term reduction in run-rate costs. In the Asia Pacific region, we now operate solely in Australia under a common management structure with our Hudson Global Resources business. We believe that the overall impact of these actions will continue the improvements in Highland’s operating performance of 2004 into 2005.

The Company recorded business reorganization expense of $3.4 million, $26.8 million and $73.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 expenses primarily related to the completion of the relocation of Highland’s Toronto office and costs net of recoveries associated with various U.S. and Australian office leases. The 2003 reorganization expenses were for the continuation of the process initiated in 2002 to streamline operations and complete the spin-off of the Company, and to initiate new actions to close down or sell a number of smaller business units in Europe and North America that were not meeting our strategic goals. The expenses recognized in 2003 for actions started in 2002 were primarily changes in estimates for the close down of facilities and additional severance.

The Company recorded merger and integration expense of $.7 million, $2.7 million and $5.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The merger and integration charges were recorded in connection with pooling of interest transactions, completed prior to June 2001, and consist of costs to integrate and/or exit certain aspects of the operations of its pooled entities, particularly in areas where duplicate functions and facilities existed.

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

Prior to the Distribution, HH Group was not a separate taxable entity for federal, state or local income tax purposes and its operating results were included in Monster ‘s tax return. Income taxes were calculated as if HH Group filed separate tax returns. However, Monster was managing its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that HH Group would have followed or will follow as a stand-alone company.

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

Hudson. The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Temporary contracting revenue is reported gross when the Company acts as principal in the transaction and is at risk for collection. Revenue that does not meet the criteria for gross revenue reporting is reported on a net basis. Revenue generated when the Company permanently places an individual with a client on a contingent basis is recorded at the time of acceptance of employment, net of an allowance for estimated fee reversals. Revenue generated when the Company permanently places an individual with a client on a retained basis is recorded ratably over the period services are rendered, net of an allowance for estimated fee reversals.

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

Accounts Receivable

The Company’s accounts receivable balances are composed of trade and unbilled receivables. The Company maintains an allowance for doubtful accounts and makes ongoing estimates as to the collectibility of the various receivables. If the Company determines that the allowance for doubtful accounts is not adequate to cover estimated losses, an expense to provide for doubtful accounts is recorded in selling, general and administrative expenses. If an account is determined to be uncollectible, it is written off against the allowance for doubtful accounts. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of these receivables, including the current credit-worthiness, financial stability and effect of market conditions on each customer.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss and tax credit carry-forwards, and tax contingencies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Intangibles

Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of client lists, trademarks and goodwill. With the exception of goodwill, these costs are being amortized over periods ranging from three to five years on a straight-line basis. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from 20 to 30 years. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and suspended the amortization of goodwill. In accordance with the transitional provisions of SFAS 142, goodwill has not been amortized since January 1, 2002; instead, the Company evaluates its goodwill annually for impairment, or earlier if indicators of potential impairment exist. See Note 4 for the impact of the adoption of SFAS 142 and subsequent impairment charges.

In the third quarter of 2003, the Company recorded a non-cash goodwill impairment charge of $202.8 million. The impairment charge was recorded after the Company completed a goodwill impairment evaluation based on a valuation of the related businesses. The valuation was based upon a discounted cash flow approach that used estimated future revenue and costs for each business segment as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company uses to manage the underlying business. The goodwill impairment charge wrote off all goodwill related to both of the Company’s business segments. As a result of the adoption of SFAS 142 on January 1, 2002, the Company recorded a non-cash impairment charge of $293.0 million to reduce the carrying value of goodwill. Intangible asset amortization expense for the years ended December 31, 2004, 2003 and 2002 was $.6 million, $.7 million and $.8 million, respectively.

Results of Operations

The following table sets forth the Company’s revenue, gross margins, operating loss, net loss, temporary contracting revenue, direct costs of temporary contracting and temporary contracting gross margin for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands).

	For the Year ended December 31,
	2004	2003	2002
Hudson revenue	$1,194,675	$1,021,256	$998,467
Highland revenue	61,679	64,043	66,972

	$1,256,354	$1,085,299	$1,065,439

Hudson gross margin	$412,091	$342,692	$346,705
Highland gross margin	58,129	60,337	65,165

	$470,220	$403,029	$411,870

Hudson operating income (loss)	$12,208	$(246,655)	$(64,438)
Highland operating loss	(1,874)	(34,956)	(13,645)
Corporate expenses	(33,533)	(32,038)	(41,639)

Operating loss	$(23,199)	$(313,649)	$(119,722)

Net loss	$(26,775)	$(328,812)	$(412,251)

TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue	$886,971	$775,674	$771,253
Direct costs of temporary contracting	732,786	644,011	631,501

Temporary contracting gross margin	$154,185	$131,663	$139,752

Gross margin as a percent of revenue	17.4%	17.0%	18.1%

(a)	Temporary contracting revenue is a component of Hudson revenue. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

The Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	For the year ended December 31,
	2004			2003
	As reported	Currency translation	Constant currencies	As reported
Hudson revenue	$1,194,675	$(90,378)	$1,104,297	$1,021,256
Highland revenue	61,679	(2,574)	59,105	64,043

Revenue	1,256,354	(92,952)	1,163,402	1,085,299

Direct costs	786,134	(58,542)	727,592	682,270

Gross margin	$470,220	$(34,410)	$435,810	$403,029

Selling, general and administrative expenses (a)	$489,322	$(34,082)	$455,240	$484,407

(a)	Selling, general and administrative expenses include the Consolidated Statements of Operations’ captions: salaries and related, office and general, marketing and promotion, and depreciation and amortization.

Revenue for the year ended December 31, 2004 was $1,256.4 million, an increase of $171.1 million, or 15.8%, as compared to revenue of $1,085.3 million for the year ended December 31, 2003. On a constant currencies basis, revenue increased 7.2% comparing 2004 with 2003. This increase was due to higher revenue in the Hudson North American, U.K. and Asia businesses, partially offset by declines in Highland and Hudson Australia businesses.

Hudson revenue was $1,194.7 million for the year ended December 31, 2004, up 17.0% from $1,021.3 million in 2003. On a constant currencies basis, Hudson’s 2004 revenue increased 8.1% compared to 2003. This increase reflected the higher revenue from Hudson North America’s improved temporary contracting business (+18%), especially legal, accounting and finance and IT, and permanent placement business (+49%), Hudson U.K. temporary contracting (+9%) and permanent placement (+27%) businesses, Hudson Netherlands’ higher human resource consulting business (+27%), and Hudson Asia’s improved permanent placement business (+51%), offset by decreases in Hudson Australia (-6%) and lower revenue as a result of the abandonment of its German subsidiary in the first quarter of 2004.

Highland revenue of $61.7 million for the year ended December 31, 2004 was down 3.7% from $64.0 million for 2003, reflecting the closure of its continental European operations, partially offset by an increase in the Highland Australian business (+93%) and modest growth in Highland North America (+2%). On a constant currencies basis, Highland revenue decreased 8% comparing 2004 results with 2003, reflecting essentially the same factors noted previously and a decrease in Highland U.K. (-9%).

Direct costs for the year ended December 31, 2004 were $786.1 million compared to $682.3 million for 2003. On a constant currencies basis, direct costs increased 6.6% for 2004 in comparison to 2003. The increase was primarily the result of direct costs for temporary contractors, which rose in tandem with the increased revenue from temporary contracting services, but were lower per dollar of revenue in 2004 (82.6%) when compared to 2003 (83.0%), and increased costs associated with the permanent placement, executive search and consulting business lines.

Gross margin, defined as revenue less direct costs, for the year ended December 31, 2004 was $470.2 million, higher by $67.2 million, or 16.7%, from $403.0 million reported for the year ended December 31, 2003. Gross margin, as a percentage of revenue, was 37.4%, for 2004, an increase from 37.1% for 2003. On a constant currencies basis, gross margin increased by 8.1% for the year ended December 31, 2004 when compared to the year ended December 31, 2003. The increase in gross margin on a constant currencies basis was primarily due to: higher gross margins in Hudson North America from its temporary contracting (+27%) and permanent placement businesses (+48%), Hudson U.K. (+12%), and Hudson Asia (+49%), partially offset by decreases resulting from the closure of Highland Europe and abandonment of the Hudson’s German subsidiary.

Selling, general and administrative expenses for the year ended December 31, 2004 were $489.3 million, higher by 1.0% when compared with $484.4 million for 2003. Selling general and administrative expenses were 38.9% and 44.6% as a percentage of revenue for the full years 2004 and 2003, respectively. On a constant currencies basis, the 2004 selling, general and administrative expenses decreased by 6.0% compared to 2003. This decrease was primarily from improved accounts receivable controls and policies resulting in a 2004 net recovery of doubtful accounts ($.7 million) compared to a provision for doubtful accounts in 2003 ($13.5 million) and lower occupancy and marketing costs, offset by an increase in support staff compensation in 2004.

In the third quarter of 2003, the Company determined that goodwill should be tested for impairment due to current business conditions and changes in circumstances resulting from the Distribution, which established the Company as an independent entity with a separate market capitalization. As a result of this test and the related fair value examination, the Company recorded a non-cash goodwill impairment charge of $202.8 million in 2003. The impairment valuation was based upon a discounted cash flow approach that used estimated future revenue and costs for each business segment as well as appropriate discount rates. The estimates that were used were consistent with the plans and estimates the Company was using to manage the underlying business. There were no comparable expenses in 2004.

Business reorganization expense for the year ended December 31, 2004 totaled $3.4 million as compared to $26.8 million in 2003. The 2004 expenses were additional costs and changes in estimates for the continuation of the process to streamline operations that had been previously announced in 2003 and 2002. In 2004, the primary changes were the result of costs related to the relocation of Highland’s Toronto office and costs net of recoveries from certain U.S. and Hudson Australia office leases.

Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions completed before June 2001 and the integration plans of such companies. For the year ended December 31, 2004, merger and integration costs were $.7 million, a reduction of $1.9 million from the prior year. Merger and integration expenses included lease obligations, office integration costs, and the write-off of fixed assets that will not be used in the future, and severance, professional fees and employee stay bonuses to certain key personnel of the merged companies. The 2004 expenses decreased from the prior year as actions taken related to previous pooling-of-interest business transactions decreased as those actions neared termination, offset by revised estimates on those actions resulting in higher expenses for certain lease obligations.

Operating loss for the year ended December 31, 2004 was $23.2 million compared to an operating loss of $313.6 million for the comparable period in 2003. The decrease in the loss was primarily the result of the absence of the goodwill impairment charge of $202.8 million recorded in 2003, an increase in gross margin of $67.2 million and a reduction in business reorganization expenses of $23.5 million, partially offset by an increase in selling general and administrative expenses of $4.9 million.

Hudson’s operating income for the year ended December 31, 2004 was $12.2 million compared to an operating loss of $246.7 million for 2003. The Hudson 2004 results improved as a result of the absence of the 2003 goodwill impairment charge of $195.4 million, lower business reorganization expenses of $14.8 million, a $13.4 million reduction in expenses from a net recovery from doubtful accounts in 2004 compared to a provision for doubtful accounts in 2003, improved operating results in Hudson’s Australian, North American, U.K., Asian and New Zealand businesses and the absence of losses resulting from the abandonment of Hudson’s German subsidiary, partially offset by increased costs associated with the Hudson development groups, Center for High Performance and North American Human Capital Solutions, and higher losses in Hudson France, compared to 2003.

Highland’s operating loss for the year ended December 31, 2004 was $1.9 million compared to an operating loss of $35.0 million for 2003. The 2004 loss was lower than 2003 as a result of lower business reorganization expenses ($8.5 million), the absence of the 2003 goodwill impairment charge in 2004 ($7.4 million), improved operating results (exclusive of goodwill impairment charges, reorganization expenses, and merger and integration expenses) in Highland North America ($7.2 million), Highland U.K. ($4.2 million) and Highland Australia

($1.7 million), and the absence of losses from continental Europe ($4.6 million), partially offset by higher merger and integration expenses ($.6 million).

Corporate expenses for the year ended December 31, 2004 were $33.5 million compared to $32.0 million for 2003, which included an allocation from Monster for the first quarter of 2003. The corporate expenses in 2004 increased primarily as a result of higher professional fees, including costs related to compliance with Sarbanes – Oxley Act of 2002 requirements, and marketing costs, partially offset by a decline in depreciation expense.

Other non-operating expense, including net interest expense, was $1.9 million for the year ended December 31, 2004 and $3.1 million for 2003. The expenses for 2004 included write-offs related to the abandonment of Hudson’s German subsidiary. The decrease in 2004 expense compared to 2003 was the result of lower losses on sale and disposition of assets in 2004 ($2.4 million), partially offset by the absence in 2004 of miscellaneous income from the settlement of a prior claim ($1.2 million).

The provision for income taxes for the year ended December 31, 2004 was $1.6 million on a pretax loss of $25.1 million, compared with a provision of $12.0 million on a pretax loss of $316.8 million for the same period of 2003. The change in the Company’s tax provision for the year ended December 31, 2004 compared to the same period in 2003 was primarily due to establishment of a valuation allowance in 2003 on certain foreign tax losses, which may not be realizable, and the inability of the Company to realize benefits from its current losses in businesses where the future earnings ability to utilize those losses is not certain. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to valuation allowance on deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin-off costs, merger costs from pooling of interests transactions, asset impairment charges, and variations from the U.S. tax rate in foreign jurisdictions.

Net loss was $26.8 million for the year ended December 31, 2004 compared with a net loss of $328.8 million for 2003. Basic and diluted loss per share for the year ended December 31, 2004 was a loss of $1.38 per share, compared to a loss of $19.58 per share in the year ended December 31, 2003. Basic average shares outstanding increased in 2004 as result of the issuance of shares from a registered public offering in March 2004, a stock acquisition completed in June 2004 and various employee stock compensation awards that vested or were issued or granted at various time during 2004. For the 2004 and 2003 periods, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

The Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Prior to the Distribution, the HH Group businesses were conducted by Monster, and results for such periods may not necessarily be indicative of the future performance of the Company as an independent company (dollars in thousands).

	For the year ended December 31,
	2003			2002
	As reported	Currency translation	Constant currencies	As reported
Hudson revenue	$1,021,256	$(98,695)	$922,561	$998,467
Highland revenue	64,043	(3,129)	60,914	66,972

Revenue	1,085,299	(101,824)	983,475	1,065,439
Direct costs	682,270	(61,921)	620,349	653,569

Gross margin	$403,029	$(39,903)	$363,126	$411,870

Selling, general and administrative expenses (1)	$484,407	$(43,660)	$440,747	$452,676

(1)	Selling, general and administrative expenses include the Consolidated Statements of Operations’ captions: salaries and related, office and general, marketing and promotion, and depreciation and amortization.

The Company’s financial results for the year ended December 31, 2003, include the results for the first quarter of 2003, when the Company was a wholly-owned subsidiary of Monster.

Revenue for the year ended December 31, 2003 was $1,085.3 million, an increase of $19.9 million or 1.9%, as compared to revenue of $1,065.4 million for the year ended December 31, 2002. On a constant currencies basis revenue decreased 7.7% comparing 2003 with 2002. This decrease was due to the effects of weak global economic and labor environments, which reduced demand for the Company’s services primarily in the U.S. and Asia Pacific temporary contracting markets.

Hudson revenue was $1,021.3 million for the year ended December 31, 2003, up 2.3% from $998.5 million in 2002. On a constant currencies basis, Hudson’s 2003 revenue decreased 7.6% compared to 2002. This decrease reflected lower revenue from temporary staffing, largely due to lower demand for domestic information technology (“IT”) staffing, lower temporary staffing in Asia Pacific markets, and lower demand for permanent staffing services in all regions.

Highland revenue of $64.0 million for the year ended December 31, 2003 was down 4.4% from $67.0 million for 2002, reflecting the continued adverse impact that the challenging global economy is having on executive level search placements. On a constant currencies basis, Highland revenue decreased 9.0% comparing 2003 results with 2002.

Direct costs for the year ended December 31, 2003 were $682.3 million compared to $653.6 for 2002. On a constant currencies basis, direct costs decreased 5.1% for 2003 results in comparison to the prior year. The decrease was the result of lower requirements for temporary contractors.

Gross margin, defined as revenue less direct costs, for the year ended December 31, 2003 was $403.0 million, lower by $8.9 million, or 2.1%, from $411.9 million reported for the year ended December 31, 2002, as a result of changes in business mix and margin pressure in Hudson Asia Pacific and Hudson Europe. On a constant currencies basis, gross margin decreased by 11.8% for the year ended December 31, 2003 when compared to the year ended December 31, 2002. Gross margin as a percentage of revenue also declined to 37.1% for 2003 results from 38.7% for 2002 results. The decrease in gross margin was primarily due to: lower revenue in temporary staffing, particularly in Hudson Asia Pacific; Hudson North America’s lower demand in the domestic IT market; a decline in Hudson’s permanent staffing revenue, particularly in Europe; and an increase in direct costs associated with permanent staffing out-of-pocket expenses.

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

Corporate expenses for the year ended December 31, 2003 were $32.0 million, compared to the Monster expense allocation of $41.6 million for 2002. For 2003 business reorganization and merger and integration expenses were lower by $9.7 million compared to 2002 results.

Other non-operating expense, including net interest expense, was $3.1 million for the year ended December 31, 2003 and $.5 million for 2002. The increase in expense was from the loss on sale of three non-U.S. subsidiaries during 2003.

The provision for income taxes for the year ended December 31, 2003 was $12.0 million on a pretax loss of $316.8 million, compared with a benefit of $1.0 million on a pretax loss of $120.3 million for 2002. The provision for income taxes in 2003 included an $11.1 million expense for the increased valuation allowances established for deferred tax assets, whose future utilization was not reasonably assured. The Company’s effective tax rate for year ended December 31, 2003 differs significantly from the U.S. Federal statutory rate of 35% (an effective rate is not calculable as there is a provision for a pre-tax loss) as a result of the inability of the Company to recognize benefits from its current losses related to the goodwill impairment charge and current losses from its businesses where the future ability to utilize its loss carry-forwards is not reasonably assured, as well as valuation allowances on previously established deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin-off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions.

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

Net loss was $328.8 million for the year ended December 31, 2003 compared with a net loss of $412.3 million for 2002. Basic and diluted loss per share on loss before accounting change for the year ended December 31, 2003 was a loss of $19.58 per share, compared to a loss of $7.14 per share in the year ended December 31, 2002. Basic and diluted loss per share for the year ended December 31, 2003 was a loss of $19.58 per share, compared to a loss of $24.69 per share in the year ended December 31, 2002. Basic average shares outstanding were essentially unchanged between the two periods. For the 2003 and 2002 periods, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and, therefore, not included in the calculation of dilutive earnings per share.

Liquidity and Capital Resources

The Company received $27.9 million in net proceeds from the issuance of 2,547,770 shares of its common stock in a registered public offering on March 23, 2004. In addition, the Company issued 367,174 shares of its common stock, with a fair value of $5.3 million, to purchase a business in the Hudson segment on June 2, 2004.

The Company’s liquidity needs arise primarily from funding working capital requirements and capital investment in information technology and reorganization costs. Prior to the Distribution, HH Group historically relied upon Monster’s centralized cash management function and Monster’s line of credit facility for its liquidity needs. In connection with the Distribution, Monster provided the Company with cash of $40.0 million upon completion of the Distribution on March 31, 2003, and agreed to reimburse the Company $13.5 million of cash payments due under its accrued integration restructuring and business reorganization plans. The Company received full payment of this reimbursement by June 30, 2004.

The Company filed a shelf registration on October 6, 2004 to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired.

The Company has a senior secured credit facility for $50 million with Wells Fargo Foothill, Inc., as agent, and certain lenders (the “Foothill Credit Facility”). The maturity date of the Foothill Credit Facility is March 31, 2007. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of December 31, 2004, the credit limit on the Foothill Credit Facility was $50 million. During the year ended December 31, 2004, the Company borrowed and repaid a total of $19.6 million under this credit facility. As of December 31, 2004, there were no borrowings under the credit facility although approximately $15.1 million of the facility had been utilized by outstanding letters of credit leaving $34.9 million available for use under the terms set forth in the Foothill Credit Facility. Letters of credit are used to support most of the Company’s capital leases and $5.5 million of its office leases.

The Foothill Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain its adjusted EBITDA and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. The adjusted EBITDA and capital expenditure covenants for fiscal 2005 have not been completed and agreed upon by the Company and Wells Fargo Foothill, Inc. These restrictions and covenants, once they are determined, could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

During the years ended December 31, 2004, 2003 and 2002, the Company used cash in operating activities of $30.9 million, $42.6 million and $110.8 million, respectively. Cash usage decreased in 2004 from 2003 as a result of lower net losses ($302.0 million, including the 2003 non-cash goodwill impairment charge of $202.8 million) and increased current liabilities ($3.3 million). These improvements in cash flow were partially offset by higher accounts receivable from improved revenue growth ($60.1 million), higher net usage for business reorganization and merger and integration expenses ($8.3 million) and a net recovery of doubtful accounts in 2004 versus a provision in 2003 ($14.2 million).

During the years ended December 31, 2004, 2003 and 2002, the Company used cash in investing activities of $10.1 million, $11.4 million and $16.6 million, respectively. This use of cash was primarily related to capital expenditures in the normal course of operations and payments related to businesses purchased in prior years. The decreased use of cash in 2004 compared to 2003 was the result of lower capital expenditures ($1.0 million) and lower payments related to purchases of businesses ($.3 million).

During the years ended December 31, 2004, 2003 and 2002, the Company generated cash from financing activities of $35.3 million, $49.5 million and $112.1 million, respectively. The cash provided from financing activities was lower in 2004 as a result of the absence of Monster cash transfers ($41.3 million) and lower Monster payments ($2.5 million), partially offset by the proceeds from the issuance of common stock ($27.9 million) and proceeds from the exercise of options ($1.8 million).

The Company believes that the cash and cash equivalents on hand at December 31, 2004, supplemented by the Foothill Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to fluctuations in the global economy and unemployment rates.

Future Capital Requirements

The Company’s near-term cash requirements are primarily related to funding operations, a portion of prior year restructuring actions and capital expenditures. The Company has experienced negative cash flow from operations and expects to continue to use cash to meet its operating requirements during fiscal 2005. The Company believes that the cash and cash equivalents on hand at December 31, 2004 supplemented by the existing borrowing facility are sufficient to fund the cash requirements for the next 12 months. However, the Company cannot provide assurance that actual cash requirements will not be greater than currently expected. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Off-Balance Sheet Arrangements. As of December 31, 2004, the Company had no off-balance sheet arrangements.

Contractual Obligations. The Company has entered into various commitments that will affect its cash generation capabilities going forward. Particularly, it has entered into several non-cancelable operating leases for facilities and equipment worldwide. Future contractual obligations as of December 31, 2004 are as follows (dollars in thousands) (commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2004):

Contractual Obligation (a)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$30,488	$42,665	$34,478	$88,279	$195,910
Capital lease obligations (b)	4,066	1,692	349	—	6,107
Other long term liabilities:
Reorganization expenses	8,930	5,090	1,498	244	15,762
Merger and integration expenses	1,872	2,269	752	308	5,201

Total	$45,356	$51,716	$37,077	$88,831	$222,980

(a)	Other long-term liabilities of $2,648, primarily related to mandated employee benefit obligations, do not have readily determinable payment periods and are therefore not included in the schedule.
(b)	Capital lease obligations presented here exclude the interest portion of the obligation, which is immaterial.

REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions, that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the impact of global economic fluctuations on the Company’s temporary contracting operations, (2) the cyclical nature of the Company’s executive search and mid-market professional staffing businesses, (3) the Company’s ability to manage its growth, (4) risks associated with expansion, (5) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (6) competition in the Company’s markets, (7) fluctuations in the Company’s operating results from quarter to quarter, (8) risks relating to the Company’s foreign operations, including foreign currency fluctuations, (9) the Company’s dependence on its highly skilled professionals and key management personnel, (10) the impact of employees departing with existing executive search clients, (11) risks maintaining the Company’s professional reputation and brand name, (12) restrictions imposed by blocking arrangements, (13) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (14) the impact of government regulations, and (15) restrictions on the Company’s operating flexibility due to the terms of its credit facility. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s borrowings are in fixed rate capital leases for leasehold improvements, computer software and computer equipment. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. We do not trade derivative financial instruments for speculative purposes.

The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the year ended December 31, 2004, the

Company earned approximately 74% of its gross margin outside the United States and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the year ended December 31, 2004, the Company had a translation gain of $2.7 million, primarily attributable to the weakening of the U.S. dollar against the Australian dollar, the British pound, and the Euro.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company enters into foreign currency forward contracts to minimize the exposure to foreign exchange rate risk related to intercompany loan balances denominated in currencies other than the functional currency. At December 31, 2004, no foreign currency forward contracts were outstanding. The principal currencies hedged during the year ended December 31, 2004 were the Euro, the British pound, and the Australian Dollar.

The Company had no derivative instruments outstanding at December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s auditors, BDO Seidman, LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report is set forth immediately following the report of BDO Seidman, LLP on the financial statements included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Hudson Highland Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Highland Group, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hudson Highland Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP New York, New York March 8, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 8, that Hudson Highland Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Hudson Highland Group, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Hudson Highland Group, Inc. based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hudson Highland Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Hudson Highland Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Highland Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP New York, New York March 8, 2005

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenue	$1,256,354	$1,085,299	$1,065,439

Direct costs (Note 2)	786,134	682,270	653,569

Gross margin	470,220	403,029	411,870

Operating expenses:
Salaries and related	347,245	318,070	323,753
Office and general	101,318	122,081	97,008
Marketing and promotion	20,651	22,957	10,854
Depreciation and amortization	20,108	21,299	21,061
Business reorganization expenses	3,361	26,823	73,543
Merger and integration expenses	736	2,663	5,373
Goodwill impairment charge	—	202,785	—

Total operating expenses	493,419	716,678	531,592

Operating loss	(23,199)	(313,649)	(119,722)

Other expense:
Interest expense, net	104	283	322
Other, net	1,834	2,859	224

Loss before provision (benefit) for income taxes and accounting change	(25,137)	(316,791)	(120,268)

Provision (benefit) for income taxes	1,638	12,021	(1,017)

Loss before accounting change	(26,775)	(328,812)	(119,251)
Cumulative effect of accounting change	—	—	(293,000)

Net loss	$(26,775)	$(328,812)	$(412,251)

Basic and diluted loss per share:
Loss before accounting change	$(1.38)	$(19.58)	$(7.14)
Cumulative effect of accounting change	—	—	(17.55)

Net loss	$(1.38)	$(19.58)	$(24.69)

Weighted average shares outstanding	19,457,000	16,797,000	16,700,000

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$21,064	$26,137
Accounts receivable, less allowance for doubtful accounts of $5,230 and $6,403, respectively	197,582	149,042
Prepaid and other	14,187	17,719
Due from Monster	—	5,518

Total current assets	232,833	198,416
Property and equipment, net	36,360	38,625
Other assets	6,081	11,703
Intangibles, net	6,104	2,180

Total assets	$281,378	$250,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,023	$26,495
Accrued expenses and other current liabilities	140,903	117,370
Accrued business reorganization expenses	8,930	11,543
Accrued merger and integration expenses	1,872	2,960
Current portion of long-term debt	4,066	453

Total current liabilities	182,794	158,821

Accrued business reorganization expenses, non-current	6,832	14,840
Accrued merger and integration expenses, non-current	3,329	4,209
Other long-term liabilities	2,648	3,391
Long-term debt, less current portion	2,041	302

Total liabilities	197,644	181,563

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 20,612,966 and 17,145,520 shares, respectively	21	17
Additional paid-in capital	353,825	315,122
Accumulated deficit	(311,576)	(284,801)
Accumulated other comprehensive income—translation adjustments	41,694	39,023
Treasury stock, 15,798 and 0 shares, respectively	(230)	—

Total stockholders’ equity	83,734	69,361

	$281,378	$250,924

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(26,775)	$(328,812)	$(412,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,108	21,299	21,061
Net loss on disposal of assets	1,330	3,962	9,192
(Credit) provision for doubtful accounts	(683)	13,482	3,323
(Benefit from) provision for deferred income taxes	(1,424)	11,082	(4,343)
Compensation charge on restricted stock issuance	971	467	—
Goodwill impairment charge	—	202,785	—
Net loss on write-off of other assets	—	—	5,054
Cumulative effect of accounting change	—	—	293,000
Changes in assets and liabilities, net of effects from purchases of businesses:
(Increase) decrease in accounts receivable, net	(39,054)	21,003	125
Decrease in other assets	9,700	2,260	4,998
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	17,083	13,734	(41,574)
(Decrease) increase in accrued business reorganization expenses	(9,900)	(1,404)	25,845
Decrease in accrued merger and integration expenses	(2,251)	(2,487)	(15,264)

Total adjustments	(4,120)	286,183	301,417

Net cash used in operating activities	(30,895)	(42,629)	(110,834)

Cash flows from investing activities:
Capital expenditures	(9,735)	(10,710)	(8,354)
Payments for acquisitions and intangible assets, net of cash acquired	(393)	(680)	(8,235)

Net cash used in investing activities	(10,128)	(11,390)	(16,589)

Cash flows from financing activities:
Proceeds from issuance of common stock	27,919	—	—
Borrowings under credit facility	19,550	—	—
Repayments under credit facility	(19,550)	—	—
Net payments on long-term debt	(1,407)	(1,166)	(53,311)
Issuance of common stock—Long Term Incentive Plan option exercises	1,790	—	—
Issuance of common stock—employee stock purchase plans	1,688	1,302	—
Payments received from Monster	5,518	8,012	—
Purchase of restricted stock from employees	(230)	—	—
Net cash transfers received from Monster, prior to Distribution	—	41,317	165,365

Net cash provided by financing activities	35,278	49,465	112,054

Effect of exchange rates on cash and cash equivalents	672	4,783	3,605

Net (decrease) increase in cash and cash equivalents	(5,073)	229	(11,764)
Cash and cash equivalents, beginning of year	26,137	25,908	37,672

Cash and cash equivalents, end of year	$21,064	$26,137	$25,908

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Treasury stock	Accumu- lated deficit	Divisional equity	Accumu- lated other comprehen- sive income (loss)	Total	Total compre- hensive (loss) income
	Shares	Value
Balance January 1, 2002	—	$—	$—	$—	$—	$540,580	$(17,900)	$522,680
Net loss						(412,251)		(412,251)	$(412,251)
Other comprehensive income, translation adjustments							42,560	42,560	42,560
Cash transfers from Monster						165,365		165,365
Non-cash equity distributions to Monster						(1,780)		(1,780)

Balance December 31, 2002	—	—	—	—	—	291,914	24,660	316,574	$(369,691)

Net loss January 1, 2003 to March 31, 2003						(44,011)		(44,011)	$(44,011)
Cash transfers from Monster						41,317		41,317
Non-cash equity contributions from Monster						24,150		24,150
Transfer of divisional equity to common stock and additional paid-in capital	16,763,216	16	313,354			(313,370)
Net loss April 1, 2003 to December 31, 2003					(284,801)			(284,801)	(284,801)
Other comprehensive income, translation adjustments							14,363	14,363	14,363
Issuance of shares for employee stock purchase plans	197,554	1	1,301					1,302
Restricted stock issuance and related compensation charge	184,750		467					467

Balance December 31, 2003	17,145,520	17	315,122	—	(284,801)	—	39,023	69,361	$(314,449)

Net loss					(26,775)			(26,775)	$(26,775)
Other comprehensive income, translation adjustments							2,671	2,671	2,671
Issuance of shares for 401(k) plan	92,076		1,058					1,058
Issuance of shares from exercise of stock options	252,074	1	1,789					1,790
Issuance of shares for employee stock purchase plans	159,590		1,688					1,688
Issuance of shares	2,547,770	2	27,917					27,919
Purchase of restricted stock from employees	(15,798)			(230)				(230)
Issuance of shares for acquisition	367,174	1	5,280					5,281
Restricted stock issuance and related compensation charge	48,762		971					971

Balance December 31, 2004	20,597,168	$21	$353,825	$(230)	$(311,576)	$—	$41,694	$83,734	$(24,104)

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

Hudson Highland Group, Inc. and its subsidiaries (the “Company”) comprise the operations, assets and liabilities of the Hudson businesses (“Hudson”) and Highland Partners (“Highland”). The Company was historically the combination of 67 acquisitions made between 1999 and 2002, which became the eResourcing and Executive Search divisions (“HH Group”) of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. Some of the Company’s constituent businesses have operated for more than 20 years. In October 2002, Monster announced a plan to distribute to its stockholders the shares of HH Group, a wholly-owned subsidiary of Monster. Immediately prior to the Distribution, Monster transferred substantially all the assets and liabilities of its eResourcing and Executive Search business segments to HH Group. These assets and liabilities are reflected in HH Group’s financial statements at Monster’s historical cost. On March 31, 2003 (the “Distribution Date”), Monster distributed all of the outstanding shares of the newly named HH Group to its stockholders of record on March 14, 2003 on a basis of one share of HH Group common stock for each thirteen and one-third shares of Monster common stock so held (the “Distribution”). Since the Distribution, the Company has operated as an independent publicly held company, has added two small acquisitions, and reorganized a number of smaller business units after determining that those businesses did not have the size or market capacity to provide future income growth.

The consolidated financial statements have been derived from the financial statements and accounting records of Monster for all periods through the Distribution Date, using the historical results of operations and historical basis of the assets and liabilities of the Company’s business. In connection with the Distribution, the inter-company balances due to Monster were contributed by Monster to equity; accordingly, such balances are reflected as divisional equity for periods prior to March 31, 2003, at which time the amount was reclassified to common stock and additional paid-in capital. Earnings and losses are accumulated in accumulated (deficit) earnings starting April 1, 2003. The terms of the distribution agreement with Monster did not require repayment or distribution of any portion of the divisional equity back to Monster. HH Group’s costs and expenses in the accompanying consolidated financial statements for periods prior to March 31, 2003 included allocations from Monster for executive, legal, accounting, treasury, real estate, information technology and other Monster corporate services and infrastructure costs because specific identification of the expenses is not practicable. The total corporate services allocation to HH Group from Monster was $5,123 and $31,707 for the years ended December 31, 2003 and 2002, respectively. The expense allocations were determined on the basis that Monster and HH Group considered to be reasonable reflections of the utilization of services provided or the benefit received by HH Group using ratios that are primarily based on the Company’s revenue, net of direct costs of temporary contractors, compared to Monster as a whole. Monster also allocated to HH Group certain merger and integration expenses and business reorganization expenses of $137 and $9,932 for the years ended December 31, 2003 and 2002, respectively, which were included in corporate expenses. The financial information included herein prior to March 31, 2003 may not necessarily reflect the financial position and results of operations of the Company in the future or what these amounts would have been had it been a separate, stand-alone entity during the periods presented prior to the Distribution.

Business Segments

The Company is one of the world’s largest specialized professional staffing, retained executive search and human capital solutions firms. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into two business segments Hudson and Highland, which

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

constituted approximately 88% and 12% of the Company’s gross margin, respectively, for the year ended December 31, 2004.

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

Hudson also provides a variety of other services through its Human Capital Solutions and Hudson Inclusion Solutions units that encompass services including, among others, customized interactive recruiting and human resource solutions, executive assessment and coaching, diversity assessment and consulting, performance management, organizational effectiveness, and career transition. Through the Hudson Highland Center for High Performance, Hudson also offers leadership solutions designed to assist senior management in enhancing the operating performance of large organizations. These services enable Hudson to offer clients a comprehensive set of human capital management services, across the entire life cycle of employment, ranging from providing temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent executives and professionals, to outplacement.

Hudson operates on a global basis in over 20 countries from over 110 offices with 2004 revenue of approximately 28% in North America, 37% in Europe (including the United Kingdom), and 35% in the Asia Pacific region (primarily Australia and New Zealand).

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

Highland, an executive search boutique with global capabilities operates in 15 practice offices in four countries. For the year ended December 31, 2004, approximately 73% of revenue in the Highland business was derived in North America.

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

Nature of Business and Credit Risk

The Company’s revenue is earned from executive placement services, mid-level employee professional staffing and temporary contracting services. These services are provided to a large number of customers in many different industries. The Company operates principally throughout North America, the United Kingdom, Continental Europe and the Asia Pacific region (primarily Australia).

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

Foreign Currency Risk Management

The Company periodically enters into forward contracts to reduce exposure to exchanges rate risk related to short-term intercompany loans denominated in currencies other than the functional currency. The Company does not apply hedge accounting and all gains and losses are included in other expense. The Company does not trade derivative financial instruments for speculative purposes. Prior to the Distribution Date the Company historically participated in Monster’s centralized treasury function.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, among others, allocations of costs to the Company by Monster, allowances for doubtful accounts, net realizable values for long-lived assets, and the recoverability of deferred tax assets. Actual results could differ from these estimates.

Revenue Recognition

Although the Company’s revenue recognition policy involves a relatively low level of uncertainty, it does require judgment on complex matters that is subject to multiple sources of authoritative guidance.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Hudson. The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Temporary contracting revenue is reported gross when the Company acts as the principal in the transaction and is at risk for collection. Revenues that do not meet the criteria for gross revenue reporting are reported on a net basis. Revenue generated when the Company permanently places an individual with a client on a contingent basis is recorded at the time of acceptance of employment, net of an allowance for estimated fee reversals. Revenue generated when the Company permanently places an individual with a client on a retained basis is recorded ratably over the period services are rendered, net of an allowance for estimated fee reversals.

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

Revenue, direct costs and gross margin of the Company were as follows:

	Year ended December 31, 2004			Year ended December 31, 2003			Year ended December 31, 2002
	Temporary	Other	Total	Temporary	Other	Total	Temporary	Other	Total
Revenue	$886,971	$369,383	$1,256,354	$775,674	$309,625	$1,085,299	$771,253	$294,186	$1,065,439
Direct costs	732,786	53,348	786,134	644,011	38,259	682,270	631,501	22,068	653,569

Gross margin	$154,185	$316,035	$470,220	$131,663	$271,366	$403,029	$139,752	$272,118	$411,870

Direct Costs and Gross Margin

Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes search, permanent placement and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of temporary and permanent placements, and the functional nature of the staffing services provided can affect gross margin.

Operating Expenses

Salaries and related expenses include the salaries, commissions, payroll taxes and employee benefits related to recruitment professionals, executive level employees, administrative staff and other employees of the Company who are not temporary contractors. Office and general expenses include occupancy, equipment leasing and maintenance, utilities, travel expenses, professional fees and provision for doubtful accounts. The Company expenses the costs of advertising as incurred.

Accounts Receivable

The Company’s accounts receivable balances are composed of trade and unbilled receivables. The Company maintains an allowance for doubtful accounts and makes ongoing estimates as to the ability to collect on the various receivables. If the Company determines that the allowance for doubtful accounts is not adequate to cover

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

estimated losses, an expense to provide for doubtful accounts is recorded in office and general expenses. If an account is determined to be uncollectible, it is written off against the allowance for doubtful accounts. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of these receivables, including the current credit-worthiness, financial stability and effect of market conditions on each customer.

Cash and Cash Equivalents

Cash and cash equivalents, which consist primarily of commercial paper and time deposits, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents. At December 31, 2004 and 2003, outstanding checks in excess of cash account balances were $3,929 and $5,625, respectively and are included in accounts payable on the accompanying balance sheet.

The Company participated in Monster’s cash management program until the Distribution Date, and Monster substantially funded the Company’s cash requirements until the Distribution Date.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Years
Furniture and equipment	3 – 7
Capitalized software costs	2 – 5
Computer equipment	3 – 4
Transportation equipment	4 – 5

Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term. The amortization periods of material leasehold improvements are made at the inception of the lease term.

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

Intangibles

Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of client lists, trademarks and goodwill. With the exception of goodwill, these costs are being amortized over periods ranging from three to five years on a straight-line basis. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and suspended

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

the amortization of goodwill. In accordance with the transitional provisions of SFAS 142, goodwill has not been amortized since January 1, 2002; instead, the Company evaluates its goodwill annually for impairment, or earlier if indicators of potential impairment exist. See Note 4 for the impact of the adoption of SFAS 142 and subsequent impairment charges.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statements of Operations accounts are translated at the average rate of exchange prevailing during each period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the other comprehensive income / (loss) account in stockholders’ equity. Gains and losses resulting from other foreign currency transactions are included in other income (expense).

Comprehensive (Loss) Income

Comprehensive (loss) income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive (loss) income is solely comprised of foreign currency translation adjustments, which relate to investments that are permanent in nature. To the extent that such amounts relate to investments that are permanent in nature, no adjustments for income taxes are made.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing the Company’s (losses) earnings by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method. For periods in which a loss is presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and, therefore, not included in the calculation of dilutive earnings per share. For the years ended December 31, 2004 and 2003, the effect of approximately 930,000 and 860,000, respectively, of outstanding stock options and other common stock equivalents were excluded from the calculation of diluted loss per share because the effect was anti-dilutive. For the year ended December 31, 2002 there were no Hudson Highland Group, Inc. common stock equivalents outstanding. To determine the shares outstanding for the Company for the periods prior to the Distribution, Monster’s weighted average number of shares is multiplied by the distribution ratio of one share of HH Group common stock for every thirteen and one-third shares of Monster common stock.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Earnings (loss) per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly earnings (loss) per share amounts may not equal year-to-date earnings (losses) per share amounts, which reflect the weighted average effect on a year-to-date basis.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss and tax credit carry-forwards, and tax contingencies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

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

As a result of the Company’s inability to recognize a current tax benefit from the exercise of stock options, no credits have been recorded to additional paid-in capital for the benefit from stock option exercises for all periods presented.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with APB No. 25. Under APB No. 25, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock. Any options issued with an exercise price below the quoted market price on the date of the approved grant have a related compensation expense, which is recognized in the accompanying financial statements. The Company adopted the disclosure only provisions of SFAS 123 and SFAS 148, which require certain financial statement disclosures, including pro forma operating results as if the Company had prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation.

The Company currently uses the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on the Company’s operating results and per share data have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year ended December 31,
	2004	2003	2002
Risk free interest rate	4.0%	4.0%	4.2%
Volatility	55.0%	65.0%	73.5%
Expected life (years)	5.0	5.0	7.5
Dividends	—	—	—
Weighted average fair value of options granted during the period	$7.21	$4.36	$6.51

For purposes of pro forma disclosures, the options’ estimated fair value is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of stock-based compensation expense for the year ended December 31, 2002 and for the first quarter of 2003, are related entirely to options in Monster stock granted to employees of Monster prior to March 31, 2003 who transferred to the Company at the time of the Distribution. The pro forma effects of recognizing compensation expense under the fair value method on the Company’s operating results and per share data are as shown below. As a result of the Company’s inability to recognize current tax benefits on reported net losses, total stock-based compensation expense is shown without tax benefits for all periods presented:

	Year ended December 31,
	2004	2003	2002
Reported net loss	$(26,775)	$(328,812)	$(412,251)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,510)	(3,714)	(48,675)

Pro forma net loss	$(30,285)	$(332,526)	$(460,926)

Basic and diluted loss per share:
As reported net loss	$(1.38)	$(19.58)	$(24.69)

Pro forma net loss	$(1.56)	$(19.80)	$(27.60)

Effect of Recently Issued Accounting Standards

In October 2004, the Financial Accounting Standards Board (the “FASB”) issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides guidance under SFAS 109, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company plans to evaluate the effects of the repatriation provision to determine how it will apply this provision.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. Statement 123(R) (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB No. 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards.

The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently expects to adopt SFAS 123R effective July 1, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use. Based upon the stock options granted through February 2, 2005, estimates of employee contributions to the Employee Stock Purchase Plan and subject to a complete management review, the Company expects the adoption of SFAS 123R would reduce pre-tax income by approximately $1,000 in each of the third and fourth quarters of 2005. As a result of the Company’s inability to recognize current tax benefits on reported net losses, tax benefits are not expected to be recorded in 2005. The Company has not changed any of the stock compensation plans as a result of the impending adoption of SFAS 123R but maintains the right to amend, suspend or terminate any plan at any time. See Note 10 for further details on the Company’s stock-based compensation plans.

On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company currently expects to adopt SFAS 153 effective on July 1, 2005 and does not expect that the adoption will have an effect on its consolidated financial statements.

Reclassifications

In the current financial statement presentation, changes have been made from presentations in prior Securities and Exchange Commission filings and new account descriptions are being used. Certain prior period

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

amounts have been reclassified to conform to the Company’s 2004 financial statement presentation; these reclassifications do not change total revenue, total expenses, net loss, total assets, total liabilities or stockholders’ equity.

3. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31,
	2004	2003
Computer equipment	$31,634	$34,307
Furniture and equipment	23,497	28,294
Capitalized software costs	29,645	26,542
Leasehold and building improvements	25,723	21,608
Transportation equipment	1,295	1,274

	111,794	112,025
Less: Accumulated depreciation and amortization	75,434	73,400

Property and equipment, net	$36,360	$38,625

Leasehold improvements included assets classified under capital leases at December 31, 2004 with a cost of $4,152 and accumulated amortization of $1,416. Capitalized software costs included software under capital leases, not yet put into service, at December 31, 2004 with a cost of $2,722 and accumulated amortization of $0. Computer equipment included equipment classified under capital leases at December 31, 2004 and 2003 with a cost of $153 and $1,194, respectively, and accumulated amortization of $25 and $665, respectively.

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

In the third quarter of 2003, the Company determined that under the requirements of SFAS 142, goodwill should be tested for impairment due to business conditions and changes in circumstances resulting from the Distribution, which established the Company as an independent entity with a separate market capitalization. As a result of this test and the related fair value examination, the Company recorded a non-cash goodwill impairment charge of $202,785, in operating expenses. The impairment valuation was based upon a discounted cash flow approach that used estimated future revenue and costs for each business segment as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company was using to manage the underlying business. The 2003 goodwill impairment charge wrote off all goodwill related to both of the Company’s business segments that was recorded at that time.

In the first quarter of 2002, the Company adopted SFAS 142 and completed the transitional goodwill impairment review. The results of that impairment review indicated that the carrying value of goodwill was not fully recoverable. The impairment review was based on similar criteria used above and resulted in the Company recording a non-cash impairment charge of $293,000 to reduce the carrying value of its goodwill. The

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

impairment charge was reflected as a cumulative effect of accounting change. Additions in 2004 reflect acquisitions made during the year, as described in Note 6.

A summary of changes in the Company’s goodwill by business segment follows:

	December 31, 2003	Additions and adjustments	Impairments	Currency translation	December 31, 2004
Hudson	$—	$4,567	$—	$—	$4,567
Highland	—	—	—	—	—

	$—	$4,567	$—	$—	$4,567

	December 31, 2002	Additions and adjustments	Impairments	Currency translation	December 31, 2003
Hudson	$193,509	$—	$(195,404)	$1,895	$—
Highland	7,251	—	(7,381)	130	—

	$200,760	$—	$(202,785)	$2,025	$—

	December 31, 2001	Additions and adjustments	Impairments	Currency translation	December 31, 2002
Hudson	$432,871	$(3,928)	$(274,000)	$38,566	$193,509
Highland	25,790	—	(19,000)	461	7,251

	$458,661	$—	$(293,000)	$39,027	$200,760

As of December 31, 2004 and 2003, intangible assets consisted of the following:

	December 31, 2004		December 31, 2003
	Gross carrying amount	Accumulated amortization	Gross Carrying amount	Accumulated amortization
Goodwill	$4,567	$—	$—	$—
Amortizable intangible assets:
Client lists and other amortizable intangibles	4,244	(2,706)	4,240	(2,060)

Total intangible assets	$8,810	$(2,706)	$4,240	$(2,060)

Amortization of intangible assets was $646, $712 and $754, for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated intangible asset amortization expense for 2005 is $500 and $345 for each of the following three years.

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

As a result of the reorganization initiatives, the Company recorded business reorganization expenses of $ 3,361, $26,823 and $73,543, classified as a component of operating expenses, for the years ended December 31, 2004, 2003 and 2002, respectively.

Consolidation of Excess Facilities

During the year ended December 31, 2002, the Company recorded charges of $34,311 relating to consolidation of excess facilities. Consolidation of excess facilities included: $24,930 relating to future lease obligations, non-cancelable lease costs and other contractual arrangements with third parties net of estimated sublease income, and $9,381 for fixed asset write-offs related to property and equipment that was disposed of or removed from operations including leasehold improvements, computer equipment, software and furniture and fixtures. During the year ended December 31, 2004, the Company recorded expense of $2,492 for changes in estimates and finalization of Highland’s Canadian subleases and the signed modification of a Hudson Australian lease and other changes in estimates due to market fluctuations. During the year ended December 31, 2003, the Company recorded expense of $6,951 for changes in estimate on facilities involved in the 2002 actions, primarily due to lower estimated sublease income and the inability to sublease certain locations. Additional charges of $7,284 were recorded in 2003 to close additional locations that were in excess of the space required by the Company’s operations. As of December 31, 2004 the remaining accrual related to approximately 40 locations and will be paid over the remaining lease terms, which have various expiration dates up until 2010, except one with a 2020 expiration date. The estimated payments for 2005 are $6,062.

Workforce Reduction

During the year ended December 31, 2002, the Company incurred business reorganization costs to reduce its global workforce by approximately 1,000 employees. As a result, the Company recorded a workforce reduction charge of $30,664 for the year ended December 31, 2002, primarily relating to severance and fringe benefits. During the year ended December 31, 2003, charges of $1,505 were incurred for the continuation of the 2002 actions and $8,744 was incurred for additional reductions in the workforce of approximately 220 employees. During the year ended December 31, 2004, a credit of $201 was recorded for changes in estimates to the prior years programs. As of December 31, 2004, the workforce reduction accrual related to settlements and termination payments for approximately 12 former employees, which are all payable in 2005.

Professional Fees and Other Charges

Professional fees of $1,070 for the year ended December 31, 2004 were primarily related to services required to close the Hudson Australian lease modification. Professional fees and other charges were $2,339 and $8,568 in the years ended December 31, 2003 and 2002, respectively. This accrual at December 31, 2004 was included in current liabilities.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Amounts under the “Utilization” caption of the following tables are primarily the cash payments associated with the plans. Business reorganization expense activities and liability balances were as follows:

Year ended December 31, 2004	December 31, 2003	Changes in estimate	Additional charges	Utilization	December 31, 2004
Consolidation of excess facilities	$18,340	$2,492	$—	$(7,938)	$12,894
Workforce reduction	5,337	(201)	—	(4,473)	663
Professional fees and other	2,706	1,070	—	(1,571)	2,205

Total	$26,383	$3,361	$—	$(13,982)	$15,762

Year ended December 31, 2003	December 31, 2002	Changes in estimate	Additional charges	Utilization	December 31, 2003
Consolidation of excess facilities	$15,048	$6,951	$7,284	$(10,943)	$18,340
Workforce reduction	8,375	1,505	8,744	(13,287)	5,337
Professional fees and other	2,422	706	1,633	(2,055)	2,706

Total	$25,845	$9,162	$17,661	$(26,285)	$26,383

Year ended December 31, 2002	December 31, 2001	Total charge	Non-cash charges	Cash payments	December 31, 2002
Consolidation of excess facilities	$—	$34,311	$(9,381)	$(9,882)	$15,048
Workforce reduction	—	30,664	(2,073)	(20,216)	8,375
Professional fees and other	—	8,568	(2,091)	(4,055)	2,422

Total	$—	$73,543	$(13,545)	$(34,153)	$25,845

The following table presents a summary of plan activity related to business reorganization costs by plan period.

Year ended December 31, 2004	December 31, 2003	Changes in estimate	Additional charges	Utilization	December 31, 2004
Second Quarter 2002 Plan	$4,717	$1,011	$—	$(2,666)	$3,062
Fourth Quarter 2002 Plan	8,523	2,683	—	(3,285)	7,921
Fourth Quarter 2003 Plan	13,143	(333)	—	(8,031)	4,779

Total	$26,383	$3,361	$—	$(13,982)	$15,762

Year ended December 31, 2003	December 31, 2002	Changes in estimate	Additional charges	Utilization	December 31, 2003
Second Quarter 2002 Plan	$14,908	$180	$—	$(10,371)	$4,717
Fourth Quarter 2002 Plan	10,937	8,982	—	(11,396)	8,523
Fourth Quarter 2003 Plan	—	—	17,661	(4,518)	13,143

Total	$25,845	$9,162	$17,661	$(26,285)	$26,383

Year ended December 31, 2002	December 31, 2001	Total charge	Changes in estimate	Utilization	December 31, 2002
Second Quarter 2002 Plan	$—	$52,943	$(634)	$(37,401)	$14,908
Fourth Quarter 2002 Plan	—	21,234	—	(10,297)	10,937

Total	$—	$74,177	$(634)	$(47,698)	$25,845

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

6. BUSINESS COMBINATIONS—MERGER AND INTEGRATION EXPENSES

Acquisitions Accounted for Using the Purchase Method

On June 2, 2004, the Company purchased one business through the issuance of 367,174 shares of its common stock, with a fair value of $5,281. The results of this business have been included in the Hudson segment of the consolidated financial statements since that date. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($1,258 in assets, $544 in liabilities) with the excess of $4,567 allocated to goodwill, which may be deductible for tax purposes. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill.

During the year ended December 31, 2003, the Company purchased one business for $350 paid in 2003 and $350 paid in 2004. The Company recorded $700 in other amortizable intangibles and $350 in current liabilities for the acquisition. No tangible assets were purchased with this acquisition and no liabilities were assumed. There were no purchase acquisitions during the year ended December 31, 2002.

The acquisitions discussed above for the years ended December 31, 2004 and 2003 were not material to the Company’s operations, financial position or cash flows.

Merger and Integration Expenses Incurred with Pooling of Interests Transactions

In connection with pooling of interests transactions completed prior to June 30, 2001, the Company expensed merger and integration costs of $736 for the year ended December 31, 2004, consisting of expenses related to changes in the estimated sublease income in the U.K., partially offset by favorable variances in similar costs in New Zealand.

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

Amounts reflected in the “Expense” column in the following tables represent changes in estimates to established plans subsequent to finalization. In connection with the finalization of plans relating to acquisitions accounted for using the purchase method, additions to restructuring reserves within one year of the date of acquisition are generally treated as additional purchase price; costs incurred resulting from plan revisions made after the first year are charged to operations in the period in which they occur. Reductions to restructuring

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

reserves established in connection with purchase business combinations were recorded as a reduction in goodwill in 2002. Amounts under the “Utilization” caption of the following tables are primarily the cash payments associated with the plans.

Accrued integration expense activities and liability balances consisted of:

	December 31, 2003	Adjustments to		Utilization	December 31, 2004
Year ended December 31, 2004		Goodwill	Expenses
Assumed lease obligations on closed facilities	$6,709	$—	$736	$(2,244)	$5,201
Consolidation of acquired facilities	460	—	—	(460)	—

Total	$7,169	$—	$736	$(2,704)	$5,201

	December 31, 2002	Adjustments to		Utilization	December 31, 2003
Year ended December 31, 2003		Goodwill	Expenses
Assumed lease obligations on closed facilities	$7,983	$—	$2,693	$(3,967)	$6,709
Consolidation of acquired facilities	1,607	—	(30)	(1,117)	460
Severance, relocation and other employee costs	36	—	—	(36)	—

Total	$9,626	$—	$2,663	$(5,120)	$7,169

	December 31, 2001	Adjustments to		Utilization	December 31, 2002
Year ended December 31, 2002		Goodwill	Expenses
Assumed lease obligations on closed facilities	$7,377	$531	$6,966	$(6,891)	$7,983
Consolidation of acquired facilities	10,426	(2,954)	(1,047)	(4,818)	1,607
Severance, relocation and other employee costs	7,052	(4,160)	243	(3,099)	36

Total	$24,855	$(6,583)	$6,162	$(14,808)	$9,626

Costs associated with assumed lease obligations on closed facilities relate to leased office locations of acquired companies that were either under-utilized prior to the acquisition date or closed by the Company in connection with acquisition-related restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income. The estimated payments for 2005 are $1,872, with the remaining balance paid over the terms of the eight leases that end in 2015.

Costs associated with the consolidation of existing offices of acquired companies relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.

Estimated severance payments, employee relocation expenses and other employee costs relate to severance of terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. For the year ended December 31, 2002 severance expense related to approximately 110 employees. As of December 31, 2004, there were no remaining accruals for these employees.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The following tables present a summary of activity relating to the Company’s integration plans for acquisitions made in prior years by the year of acquisition.

Year ended December 31, 2004	December 31, 2003	Expenses	Utilization	December 31, 2004
2000 Plans	$2,453	$595	$(641)	$2,407
2001 Plans	2,293	(80)	(1,413)	800
2002 Plans	2,423	221	(650)	1,994

Total	$7,169	$736	$(2,704)	$5,201

Year ended December 31, 2003	December 31, 2002	Expenses	Utilization	December 31, 2003
2000 Plans	$3,079	$(6)	$(620)	$2,453
2001 Plans	3,291	883	(1,881)	2,293
2002 Plans	3,256	1,786	(2,619)	2,423

Total	$9,626	$2,663	$(5,120)	$7,169

7. SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended December 31, 2004, the Company paid $1,498 for interest and paid $1,195 for income taxes. The Company also issued 367,174 shares of common stock, with a fair value of $5,281 to purchase a business in its Hudson segment, and issued 92,076 shares of its common stock with a value of $1,058 to satisfy the 2003 contribution liability to the 401(k) Savings Plan. The Company also entered into capital lease obligations for furniture and fixtures and telecommunications equipment with a fair value of $3,920, of which $3,767 was related to a renegotiation of an existing operating lease that upon initiation of the new lease was converted to a capital lease. The Company also entered into a capital lease obligation for a financial and operational application software package with a fair value of $2,722, which for financial reporting purposes is being treated as a capital lease.

For the periods from the Distribution Date to December 31, 2003, the Company paid $2,312 for interest and $60 for income taxes. Prior to the Distribution Date all required cash payments for interest and income taxes were made by Monster on behalf of the Company and do not necessarily reflect what the Company would have paid had it been a stand-alone company and thus, the amounts have not been provided.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2004	2003
Salaries, commissions and benefits	$69,836	$48,671
Sales, use and income taxes	27,098	24,780
Fees for professional services	7,340	2,275
Rent	3,038	4,464
Other	33,591	37,180

	$140,903	$117,370

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

9. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2004	2003
Capitalized lease obligations, payable with interest from 6.0% to 9.0%, in varying installments through 2009	$6,107	$731
Acquisition note payable, non-interest bearing, interest imputed at 5.1%, due in 2004	—	17
Note payable, in varying monthly installments maturing through 2004 with interest at 17%	—	7

	6,107	755
Less: Current portion	4,066	453

	$2,041	$302

As of December 31, 2004, long-term debt matures as follows: $4,066 in 2005, $1,470 in 2006, $222 in 2007, $238 in 2008 and $111 in 2009. Certain of the leases can be paid prior to the scheduled maturity. Capital lease obligations presented here exclude the interest portion of the obligation, which is immaterial.

10. STOCK COMPENSATION PLANS

The Company adopted all the stock compensation plans and savings plans listed below subsequent to the Distribution.

The Company maintains the Hudson Highland Group, Inc. Long Term Incentive Plan (the “LTIP”) pursuant to which it granted 267,100 and 1,579,712 stock options to purchase shares of the Company’s common stock to certain key employees during the years ended December 31, 2004 and 2003, respectively. Options outstanding have vesting periods of three to four years. Options with three-year lives vest 50% on the first anniversary of the date of grant and 25% on each of the two succeeding anniversaries of the date of grant. Options with four-year lives vest 25% on each of the four anniversary dates. All options granted in 2004 had four-year vesting periods. Options exercisable within one year from December 31, 2004 totaled 720,106. No options related to the common stock of Monster were converted at the Distribution into options to purchase the Company’s stock.

The Company granted 250,000 options to purchase shares of the Company’s common stock under the LTIP to five non-employee members of the Board of Directors in 2003. These options had an immediate vesting of 40% of the options granted with the remaining options vesting evenly over the next three years. All options granted were outstanding as of December 31, 2004. Options exercisable within one year from December 31, 2004 totaled 200,000.

The Company granted 50,000 shares of restricted stock, with four-year lives under the LTIP to certain key employees during 2004. The Company also granted 5,600 restricted shares, which vested at the grant date, to 37 employees as performance awards during 2004. The Company also granted 184,750 shares of restricted stock under the LTIP to certain key employees during 2003, which generally vest over three- and four-year periods from the date of grant. During 2004, 94,224 shares vested and 51,314 shares are scheduled to vest during 2005. Restricted stock with three-year lives vests 50% on the first anniversary of the date of grant and 25% on each of the two succeeding anniversaries of the date of grant. Restricted stock with four-year lives vests 25% on each of

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

the four anniversary dates. These shares are provided at no cost to the employee. Accordingly, the value of the restricted stock at the date of grant is amortized over the related vesting period. Restricted stock granted in 2004 had an average market value of $13.32 and amortization expense for the year ended December 31, 2004 was $971. During the year ended December 31, 2004, 7,500 unvested shares of restricted stock were canceled and 13,500 shares had accelerated vesting. Restricted stock granted in 2003 had an average market value of $8.23 and amortization expense for the year ended December 31, 2003 was $467. Restricted stock is being recorded as a charge to compensation expense and additional paid-in capital as it is amortized.

Stock option activity for the two years ended December 31, 2004 follows:

	LTIP shares available for grant	Number of options outstanding	Weighted average option exercise price per share
April 1, 2003 shares reserved	2,000,000	—	—
Options granted	(1,829,712)	1,829,712	$7.34
Restricted shares granted	(184,750)	—	—
Options forfeited/canceled	55,112	(55,112)	6.87

As of December 31, 2003	40,650	1,774,600	7.36

Additional shares reserved, April 30, 2004	1,000,000	—	—
Options granted	(267,100)	267,100	13.66
Restricted shares granted	(55,600)	—	—
Options exercised	—	(252,074)	6.58
Options forfeited/canceled	146,760	(146,760)	7.94
Options expired	—	(1,000)	6.83
Restricted shares forfeited/canceled	7,500	—	—

As of December 31, 2004	872,210	1,641,866	$8.37

The following table summarizes stock options information at December 31, 2004:

	Options outstanding				Options exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Aggregate intrinsic value	Number exercisable	Weighted- average exercise price	Aggregate intrinsic value
$6.83	1,193,066	8.3 years	$6.83	$9,032	420,194	$6.83	$3,180
$9.16 to $9.44	37,750	8.5 years	$9.30	193	18,750	$9.30	96
$10.55 to $11.65	156,750	8.8 years	$11.20	501	67,624	$11.27	212
$12.34 to $13.74	98,700	9.2 years	$12.56	182	—	—	—
$14.06 to $15.22	155,600	9.6 years	$14.47	18	—	—	—

	1,641,866	8.5 years	$8.37	$9,926	506,568	$7.51	$3,488

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on the Company’s closing stock price of $14.40 as of December 31, 2004, that would have been received by the option holders had all option holders exercised their options as of that date. All options that were exercisable as of December 31, 2004 were in-the-money options.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Subsequent to December 31, 2004, the Company granted 784,800 options with an exercise price of $13.25 to certain key employees. The Company also granted an additional 222,200 with an exercise price of $13.25 to certain key employees that are subject to stockholder approval under the LTIP. These options either vest evenly over four years or with 50% vesting after the third and fourth year. Under APB No. 25, if the stockholders approve the amendment to increase authorized shares, those options may result in compensation expense if on the date of stockholder approval the Company’s stock price exceeds the exercise price. On February 9, 2005, the Company also granted 4,000 shares of restricted stock, which vested immediately, to 40 employees as performance awards.

The Company maintains the Hudson Highland Group, Inc. Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may purchase shares of the Company’s common stock at the lesser of 85% of the fair market value at the commencement of each plan purchase period or 85% of the fair market value as of the purchase date. ESPP purchase dates are generally every six months ended June 30 and December 31, but for 2003 the dates were August 31 and December 31. In accordance with APB No. 25, the ESPP is a non-compensatory plan and no expenses were recorded for the ESPP. Pro forma expenses included for SFAS 123 purposes were $491 and $402 for 2004 and 2003, respectively. The Company issued 154,968 and 195,286 shares of common stock pursuant to the ESPP at an average price of $10.26 and $6.66 per share in 2004 and 2003, respectively. As of the December 31, 2004, the Company has 961,850 shares reserved for future share issuances under the ESPP and SIP (as defined below).

The Company’s United Kingdom subsidiary maintains the Hudson Global Resources Share Incentive Plan (the “SIP”), a stock purchase plan for its employees, whereby eligible employees may purchase shares on the open market at the end of each month, and the Company matches the employee purchases with a contribution of shares equal to 50% of the number of employee shares purchased. The Company issued 4,622 and 2,268 shares of common stock pursuant to the SIP in 2004 and 2003, respectively. Shares are issued under the SIP from the ESPP share reserve.

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k)”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company matches contributions up to 3% through a contribution of the Company’s common stock for 2004 contributions and 2% for 2003 contributions. Vesting of the Company’s contribution occurs over a five-year period. Expense for the years ended December 31, 2004 and 2003 for the 401(k) plan was $1,607 and $1,085, respectively. In March of 2004, the Company issued 92,076 shares of its common stock with a value of $1,058 to satisfy the 2003 contribution liability to the 401(k) Savings Plan. The 2004 401(k) plan matching shares will be issued in the first quarter of 2005.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

11. PROVISION (BENEFIT) FOR INCOME TAXES

The components of loss before the provision (benefit) for income taxes and accounting change were as follows:

	Year ended December 31,
	2004	2003	2002
Domestic	$(36,089)	$(115,264)	$(59,645)
Foreign	10,952	(201,527)	(60,623)

Loss before provision (benefit) for income taxes and accounting change	$(25,137)	$(316,791)	$(120,268)

The provision (benefit) for income taxes was as follows:

	Year ended December 31,
	2004	2003	2002
Current tax provision (benefit):
U.S. Federal	$(1,288)	$—	$—
State and local	690	36	300
Foreign	3,660	903	3,026

Total current	3,062	939	3,326
Deferred tax provision (benefit)
U.S. Federal	—	—	—
State and local	—	—	—
Foreign	(1,424)	11,082	(4,343)

Total deferred	(1,424)	11,082	(4,343)

Total provision (benefit)	$1,638	$12,021	$(1,017)

The tax effects of temporary differences that gave rise to the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2004	2003
Current deferred tax assets:
Allowance for doubtful accounts	$1,012	$457
Accrued expenses and other liabilities	3,456	2,495
Accrued compensation liabilities	4,549	—

Total current deferred tax asset	9,017	2,952

Non-current deferred tax assets (liabilities):
Property and equipment	(2,240)	(2,940)
Intangibles	25,575	29,126
Deferred compensation	446	—
Tax loss carry-forwards	95,400	71,800

Total non-current deferred tax asset	119,181	97,986

Valuation allowance	(122,907)	(97,293)

Net deferred tax assets	$5,291	$3,645

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Net deferred tax assets were included in other current assets and other long-term assets. Through March 31, 2003 the Company was included in the United States Federal and certain state consolidated tax filings with Monster. The tax provisions and deferred tax assets and liabilities of the Company were calculated as if the Company were a separate entity.

At December 31, 2004, the Company had net operating loss carry-forwards for U.S. Federal tax purposes of approximately $148,100, including approximately $27,400 of tax losses that were not absorbed by Monster on its consolidated U.S. Federal tax returns through the Distribution Date, which expire through 2024. These losses included pre-acquisition losses of certain acquired companies and are subject to an annual limitation on the amount that can be utilized. In addition, the Company had net operating loss carry-forwards in the United Kingdom and all other countries of approximately $53,000 and $87,600, respectively. The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, there was no reasonable assurance that the entire amount related to tax benefits can be utilized. Accordingly, a valuation allowance was established.

In connection with the cumulative effect of accounting change for goodwill in 2002, the Company recorded a deferred tax asset of $14,000 against which a full valuation allowance was provided.

The provision for income taxes differed from the amount computed using the Federal statutory income tax rate as follows:

	Year ended December 31,
	2004	2003	2002
Benefit at Federal statutory rate	$(8,798)	$(110,877)	$(42,093)
State income taxes, net of Federal income tax effect	690	36	300
Change in valuation allowance (a)	9,836	43,269	10,037
Nondeductible expenses (b)	1,854	3,413	4,772
Effect of foreign operations	(656)	8,680	(2,550)
Prior periods Federal income tax adjustment	(1,288)	—	—
Goodwill impairment	—	65,000	—
Net operating losses retained/utilized by Monster	—	2,500	28,517

Income tax provision (benefit)	$1,638	$12,021	$(1,017)

(a)	The increase in the valuation allowance reflected in the tax effects of temporary differences for 2004 was $25,614, which included an increase of $7,500 from a recalculation of tax loss carry-forwards at December 31, 2003 and an increase of $8,278 from the effect of temporary differences in the Asia Pacific region.
(b)	Primarily due to nondeductible meals and entertainment expenses, 2003 reorganization expenses and merger and integration expenses.

No provision was made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings. The provision for income taxes in 2003 included an $11,082 expense for the increased valuation allowances established for deferred tax assets, whose future utilization was not reasonably assured, partially offset by higher deferred tax benefits from tax loss carry-forwards.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under operating leases that expire at various dates through 2027. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the lease terms. Future minimum lease commitments under non-cancelable operating leases at December 31, 2004, were as follows:

2005	$30,488
2006	22,948
2007	19,717
2008	17,891
2009	16,587
Thereafter	88,279

$195,910

Rent and related expenses under operating leases for facilities and equipment were $31,912, $36,503 and $34,883 for the years ended December 31, 2004, 2003 and 2002, respectively. Operating lease obligations after 2009 relate to building leases. Commitments based in currencies other than U.S. dollars were translated using exchanges rates as of December 31, 2004.

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

Risks and Uncertainties

The Company has a history of operating losses and has operated as an independent company only since the Distribution Date. Prior to the Distribution Date, the Company’s operations were historically financed by Monster as separate segments of Monster’s broader corporate organization rather than as a separate stand-alone company. Monster assisted the Company by providing financing, particularly for acquisitions, as well as providing corporate functions such as identifying and negotiating acquisitions, legal and tax functions. Following the Distribution, Monster has no obligation to provide assistance to the Company other than the interim and transitional services provided by Monster pursuant to the transition services agreement described in Note 13.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

13. RELATED PARTY TRANSACTIONS

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

Monster Funding of HH Group Obligations

Monster agreed at the Distribution Date to reimburse the Company for $13,530 of cash payments related to the Company’s accrued integration, restructuring and business reorganization obligations and other expenses during the first year following the spin-off. The Company has received payments of $13,530 since the Distribution, and legal obligation for settlement of such liabilities remained with the Company.

Other Commercial Arrangements

The Company and Monster entered into a three-year commercial contract, which ends in March 2006, involving the utilization of Monster.com services for targeting, sourcing, screening and tracking prospective job candidates around the world. The Company and Monster may from time to time also negotiate and purchase other services from the other, pursuant to customary terms and conditions. There is no contractual commitment that requires the Company to use Monster services in preference to other competitors.

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

14. FINANCIAL INSTRUMENTS

Credit Facility

The Company has a senior secured credit facility for $50,000 with Wells Fargo Foothill, Inc., as agent, and certain lenders (the “Foothill Credit Facility”). The maturity date of the Foothill Credit Facility is March 31, 2007. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. During the year ended December 31, 2004, the Company borrowed and repaid a total of $19,550 under this credit facility. As of December 31, 2004, no borrowings were outstanding.

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

Outstanding Letters of Credit

The Company had letters of credit outstanding at December 31, 2004 of $15,100 leaving $34,900 of the credit facility available for use on the terms set forth in the Foothill Credit Facility. These letters of credit have various maturity dates through 2015 and are primarily used to secure operating and capital lease financing and insurance coverage.

Shelf Registration Statement Filing

The Company filed a shelf registration on October 6, 2004 to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. The registration statement replaced the Company’s existing acquisition shelf registration statement filed on April 22, 2004 under which 332,826 shares of its common stock remained available for issuance.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Derivatives Held for Purposes Other Than Trading

The Company periodically enters into forward contracts to minimize the exposure to foreign exchange rate risk related to intercompany loan balances denominated in currencies other than the functional currency. The fair values for all derivatives are recorded in other assets or other liabilities in the consolidated balance sheets. The Company had no outstanding derivatives as of December 31, 2004.

15. SEGMENT AND GEOGRAPHIC DATA

The Company operates in two business segments: Hudson and Highland. The Company conducts operations in the following geographic regions: North America, the Asia Pacific region (primarily Australia), the United Kingdom and Continental Europe.

Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue, certain expenses and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with generally accepted accounting principles. Accounts receivable, net and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

	Years ended December 31,
	2004	2003	2002
Information by business segment
Revenue
Hudson	$1,194,675	$1,021,256	$998,467
Highland	61,679	64,043	66,972

	$1,256,354	$1,085,299	$1,065,439

Gross margin
Hudson	$412,091	$342,692	$346,705
Highland	58,129	60,337	65,165

	$470,220	$403,029	$411,870

Goodwill impairment
Hudson	$—	$195,404	$—
Highland	—	7,381	—

	$—	$202,785	$—

Business reorganization expenses
Hudson	$1,016	$15,777	$47,366
Highland	2,345	10,829	16,347
Corporate	—	217	9,830

	$3,361	$26,823	$73,543

Depreciation and amortization
Hudson	$16,243	$14,071	$11,622
Highland	1,805	4,234	2,535
Corporate	2,060	2,994	6,904

	$20,108	$21,299	$21,061

Operating income (loss)
Hudson	$12,208	$(246,655)	$(64,438)
Highland	(1,874)	(34,956)	(13,645)

	10,334	(281,611)	(78,083)
Corporate expenses	(33,533)	(32,038)	(41,639)
Interest and other expense, net	(1,938)	(3,142)	(546)

Loss before provision (benefit) for income taxes and accounting change	$(25,137)	$(316,791)	$(120,268)

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

	As of December 31,
	2004	2003	2002
Information by business segment
Accounts receivable, net
Hudson	$189,417	$139,588	$156,711
Highland	8,165	9,454	14,380

	$197,582	$149,042	$171,091

Long-lived assets, net of accumulated depreciation and amortization
Hudson	$34,075	$29,904	$223,665
Highland	2,347	3,996	12,378
Corporate (a)	6,042	6,905	—

	$42,464	$40,805	$236,043

(a)	Corporate long-lived assets were transferred from Monster on the Distribution Date. No allocation of long-lived assets was made prior to the distribution date by Monster.

	United States	Australia	United Kingdom	Continental Europe	Other (b)	Total
Information by geographic region
Year ended December 31, 2004:
Revenue (c)	$373,329	$332,029	$352,563	$102,371	$96,062	$1,256,354
Long-lived assets, net (d)	$21,287	$9,970	$5,836	$3,417	$1,954	$42,464

Year ended December 31, 2003:
Revenue (c)	$317,595	$310,525	$282,075	$97,794	$77,310	$1,085,299
Long-lived assets, net (d)	$17,869	$8,843	$7,282	$4,202	$2,609	$40,805

Year ended December 31, 2002:
Revenue (c)	$346,673	$286,508	$253,928	$96,810	$81,520	$1,065,439
Long-lived assets, net (d)	$84,621	$9,038	$63,707	$66,190	$12,487	$236,043

(b)	Includes the Americas other than the United States and Asia Pacific other than Australia.
(c)	Revenue is generally recorded on a geographic basis according to the location of the operating subsidiary.
(d)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

16. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 31, 2004:
Revenue	$289,804	$307,431	$315,029	$344,090
Gross margin	$106,391	$118,489	$116,414	$128,926
Operating income (loss)	$(16,307)	$680	$(6,748)	$(824)
Net income (loss)	$(18,708)	$217	$(6,947)	$(1,337)
Basic earnings (loss) per share	$(1.09)	$.01	$(.34)	$(.07)
Diluted earnings (loss) per share (a)	$(1.09)	$.01	$(.34)	$(.07)
Basic weighted average shares outstanding for quarter (b)	17,231,000	19,901,000	20,306,000	20,371,000
Diluted weighted average shares outstanding for quarter (b)	17,231,000	20,872,000	20,306,000	20,371,000

	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 31, 2003:
Revenue	$259,189	$269,283	$272,181	$284,646
Gross margin	$97,532	$103,718	$98,222	$103,557
Goodwill impairment charge	$—	$—	$202,785	$—
Operating loss	$(35,822)	$(16,705)	$(225,625)	$(35,497)
Net loss	$(44,011)	$(15,090)	$(226,274)	$(43,437)
Basic and diluted loss per share (a)	$(2.63)	$(.90)	$(13.46)	$(2.57)
Basic and diluted average shares outstanding for quarter	16,718,000	16,764,000	16,810,000	16,896,000

(a)	Diluted earnings (loss) per share reflect the potential dilution from the assumed exercise of all dilutive potential common shares, primarily stock options. For the first, third and fourth quarters in 2004, the effect of approximately 1,000,000, 918,000 and 830,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive. For the first, second, third and fourth quarters in 2003, the effect of approximately 0, 572,000, 666,000 and 860,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.
(b)	Weighted average shares outstanding increased primarily due to the Company’s issuance of 2,547,770 shares of common stock in a registered public offering on March 23, 2004 and of 367,174 shares of common stock to purchase a business on June 2, 2004.

Earnings (loss) per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly loss per share amounts may not equal year-to-date loss per share amounts, which reflect the weighted average effect on a year-to-date basis.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

17. SUBSEQUENT EVENTS

On February 2, 2005, the Board of Directors of the Company declared a two-for-one stock split effected in the form of a 100% stock dividend payable February 25, 2005 to stockholders of record as of February 14, 2005. This stock split resulted in the issuance of approximately 10,300,000 additional shares of common stock and was accounted for by the transfer of approximately $10 from additional paid-in capital to common stock and the restatement of all share and per share amounts in this Form 10-K for the stock split.

Also, on February 2, 2005, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend is payable upon the close of business on February 28, 2005 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 par value (“Preferred Shares”), of the Company, at a price of $60 per one one-hundredth of a Preferred Share, subject to adjustment. The exercise price was established giving effect to the two-for-one stock split of the Company’s common stock discussed above. If any person becomes a 15% or more stockholder of the Company, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Right’s then current exercise price, a number of shares of common stock of the Company or of the acquirer having a market value at the time of twice the Right’s per share exercise price. The Company’s Board of Directors may redeem the Rights for $.001 per Right at any time prior to the time when the Rights become exercisable. Unless the Rights are redeemed, exchanged or terminated earlier, they will expire on February 28, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” on page 33.

Report of Independent Registered Public Accounting Firm

The attestation report under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” on page 35.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and a Code of Ethics for the Chief Executive Officer and the Senior Financial and Accounting Officers. We have posted a copy of the Code of Business Conduct and Ethics and the Code of Ethics on our Web site at www.hhgroup.com. The

Code of Business Conduct and Ethics and Code of Ethics are also available in print to any stockholder who requests them in writing from the Corporate Secretary at 622 Third Avenue, New York, New York 10017. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Ethics by posting such information on our Web site at www.hhgroup.com. We are not including the information contained on our Web site as part of, or incorporating it by reference into, this report.

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

Equity Compensation Plan Information

The following table presents information on the Company’s existing equity incentive plans as of December 31, 2004.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)(1)
	A	B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	1,641,866	$8.37	872,210
Employee Stock Purchase Plan	—	—	961,848
Equity Compensation Plans not approved by stockholders:	—	—	—

Total	1,641,866	$8.37	1,834,058

(1)	Excludes 55,626 shares of restricted common stock vesting over a three-year retention period and 94,000 shares of restricted common stock vesting over a four-year vesting period, previously issued under the Hudson Highland Group, Inc. Long Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 14 is incorporated by reference from the Proxy Statement under the caption “Ratification of the Appointment of BDO Seidman, LLP as Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) 1. Financial statements—The following financial statements and the report of independent registered public accounting firm are contained in Item 8.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Hudson Highland Group, Inc.

New York, New York

The audits referred to in our report dated March 8, 2005, relating to the consolidated financial statements of Hudson Highland Group, Inc., which is contained in Item 8 of this Form 10-K, included the audits of the consolidated financial statement schedule listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based upon our audits.

In our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

New York, New York

March 8, 2005

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

Column A	Column B	Column C Additions		Column D	Column E
Descriptions	Balance at Beginning of Period	Charged to Costs/Expenses (Recoveries)	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2002	$11,119	3,323	—	4,161	$10,281
Year ended December 31, 2003	$10,281	13,482	—	17,360	$6,403
Year ended December 31, 2004	$6,403	(683)	—	490	$5,230

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this Eleventh of March 2005.

HUDSON HIGHLAND GROUP, INC.

By	/S/ JON F. CHAIT
Jon F. Chait
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JON F. CHAIT Jon F. Chait	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2005

/S/ RICHARD W. PEHLKE Richard W. Pehlke	Executive Vice President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 11, 2005

/S/ RALPH L. O’HARA Ralph L. O’Hara	Vice President, Global Controller (Principal Accounting Officer)	March 11, 2005

/S/ JOHN J. HALEY John J. Haley	Director	March 11, 2005

/S/ JENNIFER LAING Jennifer Laing	Director	March 11, 2005

/S/ NICHOLAS G. MOORE Nicholas G. Moore	Director	March 11, 2005

/S/ DAVID G. OFFENSEND David G. Offensend	Director	March 11, 2005

/S/ RENÉ SCHUSTER René Schuster	Director	March 11, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)	Amended and Restated Certificate of Incorporation of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Registration Statement on Form 10 filed March 14, 2003 (file No. 0-50129)).

(3.2)	Certificate of Designations of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K filed February 3, 2005 (file No. 0-50129)).

(3.3)	Amended and Restated By-laws of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file No. 0-50129)).

(4.1)	Amended Restated Loan and Security Agreement, dated as of June 25, 2003, by and among the Registrant and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as the Lenders, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (file No. 0-50129)).

(4.2)	Amendment No. 1 to Amended and Restated Loan Security Agreement, dated as of September 30, 2003, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 4 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (file No. 0-50129)).

(4.3)	Amendment No. 2 to and Consent Under Amended and Restated Loan and Security Agreement, dated as of December 29, 2003, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 4 to Hudson Highland Group, Inc.’s Current Report on Form 8-K filed January 16, 2004 (file No. 0-50129)).

(4.4)	Amendment No. 3, Consent and Joinder to Amended and Restated Loan Security Agreement, Dated March 2, 2004, between Hudson Highland Group, Inc. and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 4.3 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K filed March 10, 2004 (file No. 0-50129)).

(4.5)	Amendment No. 4, Consent and Joinder to Amended and Restated Loan and Security Agreement, dated as of July 27, 2004, among Hudson Highland Group, Inc., the Borrowers (as defined therein), the Joining Guarantors (as defined therein), Wells Fargo Foothill, Inc. and the lenders identified therein (incorporated by reference to Exhibit 4 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (file No. 0-50129)).

(4.6)	Rights Agreement, dated as of February 2, 2005, between Hudson Highland Group, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Hudson Highland Group, Inc. February 3, 2005 (file No. 0-50129)).

(10.1)*	Hudson Highland Group, Inc. Long Term Incentive Plan, as amended February 18, 2004 and approved by shareholders April 30, 2004 (incorporated by reference to Annex B to the Hudson Highland Group, Inc.’s proxy statement for its 2004 annual meeting of shareholders filed with the SEC on March 22, 2004 (file No. 0-50129)).

(10.2)*	Hudson Highland Group, Inc. Board of Directors Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file No. 0-50129)).

Exhibit Number	Exhibit Description

(10.3)*	Hudson Highland Group, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file No. 0-50129)).

(10.4)*	Hudson Highland Group, Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file No. 0-50129)).

(10.5)*	Employment Agreement, dated March 7, 2003, between Richard W. Pehlke and TMP Worldwide Inc. (incorporated by reference to Exhibit 10.4 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K filed March 10, 2004 (file No. 0-50129)).

(10.6)*	Employment Agreement, dated November 27, 2002, between Richard Harris and TMP Worldwide Inc. (incorporated by reference to Exhibit 10.5 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K filed March 10, 2004 (file No. 0-50129)).

(10.7)*	Letter, dated May 6, 2003, between Rick Gray and Hudson Highland Group, Inc. (incorporated by reference to Exhibit 10.7 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K filed March 10, 2004 (file No. 0-50129)).

(10.8)*	Letter, dated March 25, 2003, between Steven B. London and Hudson Highland Group, Inc. (incorporated by reference to Exhibit 10.8 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K filed March 10, 2004 (file No. 0-50129)).

(10.9)*	Summary of Hudson Highland Group, Inc. 2005 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K filed January 21, 2005 (file No. 0-50129)).

(10.10)*	Executive Employment Agreement, dated August 2, 2004, between Margaretta R. Noonan and Hudson Highland Group, Inc.

(10.11)*	Executive Employment Agreement, dated August 4, 2004, between Neil Funk and Hudson Highland Group, Inc.

(10.12)*	Executive Employment Agreement, dated August 4, 2004, between Ralph O’Hara and Hudson Highland Group, Inc.

(10.13)*	Executive Employment Agreement, dated August 4, 2004, between Latham Williams and Hudson Highland Group, Inc.

(10.14)*	Hudson Highland Group, Inc. 2004 Nonqualified Deferred Compensation Plan

(10.15)*	Summary of Hudson Highland Group, Inc. Compensation for Non-employee Members of the Board of Directors

(21)	Subsidiaries of Hudson Highland Group, Inc.

(23)	Consent of BDO Seidman, LLP.

(31.1)	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(31.2)	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(32.1)	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit Number	Exhibit Description

(99.1)	Proxy Statement for the 2005 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2004; except to the extent specifically incorporated by reference, the Proxy Statement for the 2004 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

*	A management contract or compensatory plan or arrangement.