Form 10-Q
period 2005-03-31
HUDSON HIGHLAND GROUP INC
filed 2005-05-09
CIK 1210708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding on April 30, 2005
Common Stock	20,615,000

HUDSON HIGHLAND GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue	$352,869	$289,804

Direct costs (Note 5)	224,662	183,413

Gross margin	128,207	106,391

Selling, general and administrative expenses	124,899	117,596
Depreciation and amortization	4,857	5,079
Business reorganization expenses	529	60
Merger and integration recoveries	(43)	(37)

Operating loss	(2,035)	(16,307)

Other expense:
Other, net	276	1,597
Interest expense, net	426	401

Loss before provision for income taxes	(2,737)	(18,305)
Provision for income taxes	1,400	403

Net loss	$(4,137)	$(18,708)

Basic and diluted loss per share:

Net loss	$(.20)	$(1.09)

Weighted average shares outstanding	20,504,000	17,231,000

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,316	$21,064
Accounts receivable, net	222,804	197,582
Prepaid and other	14,142	14,187

Total current assets	249,262	232,833

Property and equipment, net	34,492	36,360
Other assets	6,335	6,081
Intangibles, net	5,896	6,104

Total assets	$295,985	$281,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,754	$27,023
Accrued expenses and other current liabilities	140,019	140,903
Short-term borrowings and current portion of long-term debt	23,354	4,066
Accrued business reorganization expenses	8,031	8,930
Accrued merger and integration expenses	1,751	1,872

Total current liabilities	201,909	182,794

Accrued business reorganization expenses, non-current	5,674	6,832
Accrued merger and integration expenses, non-current	2,843	3,329
Other non-current liabilities	2,564	2,648
Long-term debt, less current portion	2,367	2,041

Total liabilities	215,357	197,644

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 20,739,722 and 20,612,966 shares, respectively	21	21
Additional paid-in capital	355,707	353,825
Accumulated deficit	(315,713)	(311,576)
Accumulated other comprehensive income — translation adjustments	40,843	41,694
Treasury stock, 15,798 shares	(230)	(230)

Total stockholders’ equity	80,628	83,734

	$295,985	$281,378

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,137)	$(18,708)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,857	5,079
Provision for doubtful accounts	830	18
Provision for deferred income taxes	923	—
Restricted stock amortization	245	283
Net loss on disposal of assets	—	892
Changes in assets and liabilities:
Increase in accounts receivable	(30,092)	(13,399)
(Increase) decrease in other assets	(1,478)	5,970
Increase in accounts payable, accrued expenses and other liabilities	6,472	11,653
Decrease in accrued business reorganization expenses	(1,713)	(6,198)
Decrease in accrued merger and integration expenses	(513)	(972)

Total adjustments	(20,469)	3,326

Net cash (used in) operating activities	(24,606)	(15,382)

Cash flows from investing activities:
Capital expenditures	(2,139)	(2,518)

Net cash (used in) investing activities	(2,139)	(2,518)

Cash flows from financing activities:
Borrowings under credit facility	24,250	13,550
Repayments under credit facility	(5,250)	(13,550)
Payments on short and long-term debt	(802)	(117)
Issuance of common stock – Long Term Incentive Plan option exercises	74	—
Proceeds from issuance of common stock	—	27,919
Payments received from Monster	—	2,500

Net cash provided by financing activities	18,272	30,302

Effect of exchange rates on cash and cash equivalents	(275)	(387)

Net (decrease) increase in cash and cash equivalents	(8,748)	12,015

Cash and cash equivalents, beginning of period	21,064	26,137

Cash and cash equivalents, end of period	$12,316	$38,152

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$330	$999

Taxes	$2,044	$—

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common stock	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance January 1, 2005	$21	$353,825	$(230)	$(311,576)	$41,694	$83,734
Net loss	—	—	—	(4,137)	—	(4,137)
Other comprehensive loss, translation adjustments	—	—	—	—	(851)	(851)
Issuance of shares for 401(k) plan	—	1,563	—	—	—	1,563
Issuance of shares from exercise of stock options	—	74	—	—	—	74
Restricted stock issuance and related compensation charge	—	245	—	—	—	245

Balance March 31, 2005	$21	$355,707	$(230)	$(315,713)	$40,843	$80,628

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 1 - INTERIM CONSOLIDATED CONDENSED QUARTERLY FINANCIAL STATEMENTS

These interim consolidated condensed quarterly financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the combined audited financial statements and related notes of Hudson Highland Group, Inc. (the “Company”) in its Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 14, 2005 (the “Form 10-K”). The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The Company was historically the combination of 67 acquisitions (the “Constituent Companies”) made between 1999 and 2002, which became the eResourcing and Executive Search divisions (“HH Group”) of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. Some of the Company’s constituent businesses have operated for more than 20 years. On March 31, 2003 (the “Distribution Date”), Monster spun-off the Company to its stockholders, and the Company has since operated as an independent publicly held company, adding two small acquisitions, and reorganizing a number of smaller business units after determining that those businesses were not viable profit centers. On February 2, 2005, the Board of Directors of the Company declared a two-for-one stock split effected in the form of a 100% stock dividend payable on February 25, 2005 to stockholders of record as of February 14, 2005. All share and per share amounts in this Form 10-Q are presented on a post-stock split basis.

Loss Per Share

Basic (loss) earnings per share is computed by dividing the Company’s (losses) earnings by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method. For periods in which a loss is presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the quarters ended March 31, 2005 and 2004, the effect of approximately 1,138,000 and 1,000,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

Description of Business Segments

The Company is one of the world’s largest specialized professional staffing, retained executive search and human capital solutions providers. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into two business segments, the Hudson businesses (“Hudson”) and Highland Partners (“Highland”), which constituted approximately 89% and 11% of the Company’s gross margin, respectively, for the quarter ended March 31, 2005. The Company helps its clients in recruiting employees in a wide variety of positions ranging from mid-level or professional candidates to senior executives.

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

Hudson operates on a global basis in over 20 countries from over 110 offices with first quarter 2005 revenue of approximately 33% in North America, 36% in Europe (including the United Kingdom), and 31% in the Asia Pacific region (primarily Australia and New Zealand).

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

Highland, an executive search boutique with global capabilities, operates in 15 practice offices in four countries. For the quarter ended March 31, 2005, approximately 79% of revenue in the Highland business was derived in North America.

Corporate expenses are reported separately from the two operating segments and consist primarily of compensation, marketing, lease expense, and professional fees.

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

As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on the Company’s operating results and per share data have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Risk free interest rate	4.0%	4.0%
Volatility	55.0%	55.0%
Expected life (years)	5.0	5.0
Dividends	0.0%	0.0%
Weighted average fair value of options granted during the period	$6.71	$6.40

For purposes of pro forma disclosures, the options’ estimated fair value was assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on the Company’s operating results and per share data are shown below. As a result of the Company’s inability to recognize current tax benefits on reported net losses, total stock-based compensation expense is shown without tax benefits for all periods presented:

	Three Months Ended March 31,
	2005	2004
Reported net loss	$(4,137)	$(18,708)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,014)	(1,286)

Pro forma net loss	$(5,151)	$(19,994)

Basic and diluted earnings per share:
As reported net loss	$(.20)	$(1.09)

Pro forma net loss	$(.25)	$(1.16)

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB No. 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards.

The SEC amended the effective date of SFAS 123R with a new rule issued on April 14, 2005 to amend the compliance date for SFAS 123R that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently expects to adopt SFAS 123R effective January 1, 2006; however, the Company has not yet determined which of the aforementioned adoption methods it will use. Based upon the stock options granted through February 2, 2005, estimates of employee contributions to the Employee Stock Purchase Plan and subject to a complete management review, the Company expects the adoption of SFAS 123R would reduce pre-tax income by approximately $3,200 for the year ended 2006, based upon current stock compensation plans. As a result of the Company’s inability to recognize current tax benefits on reported net losses, tax benefits are not expected to be recorded in the near future. The Company has not changed any of the stock compensation plans as a result of the impending adoption of SFAS 123R but maintains the right to amend, suspend or terminate any plan at any time.

On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company currently expects to adopt SFAS 153 effective on July 1, 2005 and does not expect that the adoption will have an effect on its consolidated financial statements.

NOTE 5 - REVENUE, DIRECT COSTS AND GROSS MARGIN

Revenue, direct costs and gross margin of the Company were as follows:

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$256,700	$96,169	$352,869	$204,770	$85,034	$289,804
Direct costs (1)	212,135	12,527	224,662	171,482	11,931	183,413

Gross Margin	$44,565	$83,642	$128,207	$33,288	$73,103	$106,391

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent placement and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of temporary and permanent placements, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 6—BUSINESS REORGANIZATION EXPENSES

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

In the following tables, amounts under the “Utilization” caption are primarily the cash payments associated with the plans and amounts in the “Change in estimate” column represent amounts charged to business reorganization expenses in the Company’s statement of operations. Business reorganization expense activities and liability balances were as follows:

Year ended December 31, 2004	December 31, 2004	Changes in estimate	Utilization	March 31, 2005
Consolidation of excess facilities	$12,894	$605	$(1,843)	$11,656
Workforce reduction	663	—	(180)	483
Professional fees and other	2,205	(76)	(563)	1,566

Total	$15,762	$529	$(2,586)	$13,705

The following table presents a summary of plan activity related to business reorganization costs by plan period.

Year ended December 31, 2004	December 31, 2004	Changes in estimate	Utilization	March 31, 2005
Second Quarter 2002 Plan	$3,062	$700	$(622)	$3,140
Fourth Quarter 2002 Plan	7,921	(1)	(920)	7,000
Fourth Quarter 2003 Plan	4,779	(170)	(1,044)	3,565

Total	$15,762	$529	$(2,586)	$13,705

NOTE 7 - BUSINESS COMBINATIONS

Accrued Merger and Integration Expenses

In connection with plans relating to pooled entities, the Company recovered $43 and $37 in the first quarter of 2005 and 2004, respectively, relating to integration activities included as a component of merger and integration expenses. All merger and integration accruals and expenses consist of obligations from assumed leases on closed facilities.

The following table presents a summary of activity relating the Company’s integration and restructuring plans for acquisitions made in prior years. Amounts under the “Expense” column represented modifications to plans, subsequent to finalization and have been (recovered) or expensed in the current period. Amounts under the “Utilization” caption of the following tables were primarily the cash payments associated with the plans.

Details of merger and integration activity by plan for the three months ended March 31, 2005 follow:

	December 31, 2004	Expense	Utilization	March 31, 2005
2000 Plans	$2,407	$—	$(202)	$2,205
2001 Plans	800	(43)	(57)	700
2002 Plans	1,994	—	(305)	1,689

Total	$5,201	$(43)	$(564)	$4,594

There were no acquisitions during the first quarter of 2005.

NOTE 8 - TAXES

The provision for income taxes for the three months ended March 31, 2005 was $1,400 on a pretax loss of $2,737, compared with a provision of $403 on a pretax loss of $18,305 for the same period of 2004. The higher tax provision in the first quarter of 2005 related primarily to the increase in foreign tax expense in jurisdictions where there are no tax loss carry-forwards available to offset taxable income. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to valuation allowances on deferred tax assets, certain non-deductible expenses such as amortization, business restructuring and spin off costs, merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company and Monster entered into a three-year commercial contract, ending March 31, 2006, involving the utilization of Monster.com services for targeting, sourcing, screening and tracking prospective job candidates around the world. The Company and Monster may from time to time also negotiate and purchase other services from the other, pursuant to customary terms and conditions. There is no contractual commitment that requires the Company to use Monster services in preference to other competitors.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the quarter ended March 31, 2005, the Company issued 94,958 shares of its common stock to satisfy the 2004 contribution liability to the 401(k) Savings Plan; the value of these shares at issuance was $1,563. Also during the quarter ended March 31, 2005, the Company entered into a capital lease obligation for a financial and operational application software package with a fair value of $1,090.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company has a history of operating losses and has operated as an independent company only since the Distribution Date. Prior to the Distribution Date, the Company’s operations were historically financed by Monster as separate segments of Monster’s broader corporate organization rather than as a separate stand-alone company. Monster assisted the Company by providing financing, particularly for acquisitions, as well as providing corporate functions such as identifying and negotiating acquisitions, legal and tax functions. Following the Distribution, Monster has no obligation to provide assistance to the Company other than the interim and transitional services provided by Monster pursuant to the transition services agreement, which have essentially all been completed.

NOTE 12 — FINANCIAL INSTRUMENTS

Credit Facility

The Company has a senior secured credit facility for $50,000 with Wells Fargo Foothill, Inc., as agents and certain lenders (the “Foothill Credit Facility”). The maturity date of the Foothill Credit Facility is March 31, 2007. Outstanding loans bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. During the quarter ended March 31, 2005, the Company borrowed $24,250 and repaid $5,250 under the Foothill Credit Facility. As of March 31, 2005, outstanding borrowings were $19,000 and the Company had letters of credit issued and outstanding of $19,037, leaving $11,963 of the Foothill Credit Facility available for use.

The Foothill Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain its Adjusted EBITDA and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. On March 31, 2005, the Company entered into an amendment to the Foothill Credit Facility that, among other things, approved the Company’s updated plan for consolidation of certain of its subsidiaries and clarified the basis for establishing the Company’s Adjusted EBITDA covenant for the Company’s fiscal year 2005 and thereafter.

On May 2, 2005, the Company entered into an amendment to the Foothill Credit Facility that increased the maximum borrowing level allowed under the Foothill Credit Facility from $50,000 to $54,000, for a period ending May 31, 2005. The Company’s outstanding borrowings under the Foothill Credit Facility have increased to approximately $33,300 as of May 2, 2005 from $19,000 million as of March 31, 2005. As of May 2, 2005, the Company had letters of credit issued and outstanding of approximately $18,000, leaving $2,700 of available credit under the Foothill Credit Facility . The Company expects that its outstanding borrowings under the Foothill Credit Facility will remain at a level near or at capacity throughout May 2005 and possibly longer.

Derivatives Held for Purposes Other Than Trading

The Company periodically enters into forward contracts to reduce exposure to exchange rate risk related to short-term intercompany loans denominated in currencies other than the functional currency. The fair values for all derivatives are recorded in other assets or other liabilities in the consolidated balance sheets.

The notional amounts and fair values of the Company’s derivatives as of March 31, 2005 follow:

Inception Dates	Maturity Dates	Notional Value	Fair Value	Derivative Type
March 2005	April 2005	$5,911	$29	Currency forward

NOTE 13 - COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
	2005	2004
Net loss	$(4,137)	$(18,708)
Other comprehensive (loss) income - translation adjustments	(851)	908

Total comprehensive loss	$(4,988)	$(17,800)

NOTE 14 — SEGMENT AND GEOGRAPHIC DATA

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

Information by business segment	Three Months Ended March 31,
	2005	2004
Revenue
Hudson	$338,005	$275,275
Highland	14,864	14,529

	$352,869	$289,804

Gross Margin
Hudson	$114,141	$92,765
Highland	14,066	13,626

	$128,207	$106,391

Depreciation and amortization
Hudson	$4,371	$3,733
Highland	354	423
Corporate	132	923

	$4,857	$5,079

Business reorganization expenses (recoveries)
Hudson	$529	$(16)
Highland	—	76

	$529	$60

Operating income (loss)
Hudson	$7,668	$(6,807)
Highland	96	(443)
Corporate expenses	(9,799)	(9,057)

Operating income (loss)	(2,035)	(16,307)
Interest and other expense, net	702	1,998

Loss before provision for income taxes	$(2,737)	$(18,305)

NOTE 14 – SEGMENT AND GEOGRAPHIC DATA (Continued)

	As of March 31,
	2005	2004
Accounts receivable, net
Hudson	$214,314	$152,630
Highland	8,490	8,213

	$222,804	$160,843

Long-lived assets, net of accumulated amortization
Hudson	$32,228	$28,135
Highland	2,072	3,471
Corporate	6,088	6,467

	$40,388	$38,073

As of and for the Three Months Ended

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
March 31, 2005
Revenue	$122,254	$81,549	$95,985	$28,335	$24,084	$662	$352,869

Long-lived assets	$22,314	$8,126	$5,373	$3,081	$1,223	$271	$40,388

March 31, 2004
Revenue	$80,448	$83,995	$78,691	$26,371	$18,949	$1,350	$289,804

Long-lived assets	$16,932	$8,280	$6,638	$3,877	$1,873	$473	$38,073

NOTE 15 – STOCKHOLDERS’ EQUITY

On February 2, 2005, the Board of Directors of the Company declared a two-for-one stock split effected in the form of a 100% stock dividend paid on February 25, 2005 to stockholders of record as of February 14, 2005. This stock split resulted in the issuance of approximately 10,300,000 additional shares of common stock and was accounted for by the transfer of approximately $10 from additional paid-in capital to common stock, which was recorded as of December 31, 2004, and the restatement of all share and per share amounts in this Form 10-Q for the stock split.

Also, on February 2, 2005, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was paid upon the close of business February 28, 2005 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 par value (“Preferred Shares”), of the Company, at a price of $60 per one one-hundredth of a Preferred Share, subject to adjustment. If any person becomes a 15% or more stockholder of the Company, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Right’s then current exercise price, a number of shares of common stock of the Company or of the acquirer having a market value at the time of twice the Right’s per share exercise price. The Company’s Board of Directors may redeem the Rights for $.001 per Right at any time prior to the time when the Rights become exercisable. Unless the rights agreement is extended or the Rights are redeemed, exchanged or terminated earlier, the Rights will expire on February 28, 2015.

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. as of March 31, 2005, the related consolidated condensed statements of operations for the three month period ended March 31, 2005 and 2004, the related consolidated condensed statements of cash flows for the three month period ended March 31, 2005 and 2004 and the consolidated condensed statement of changes in stockholders’ equity for the three month period ended March 31, 2005 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hudson Highland Group, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
May 5, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share data)

The following discussion should be read in conjunction with the consolidated condensed financial statements and the notes thereto, included in Item 1 of this Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Hudson Highland Group, Inc. (the “Company” or “we”, “us” and “our”) is one of the world’s largest specialized professional staffing, retained executive search and human capital solutions providers. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into two business segments, the Hudson businesses (“Hudson”) and Highland Partners (“Highland”), which constituted approximately 89% and 11% of the Company’s gross margin, respectively, for the quarter ended March 31, 2005. We help our clients in recruiting employees in a wide variety of positions ranging from mid-level or professional candidates to senior executives.

Strategic Actions

With the focus of our management being to move the Company to profitability, we are continuing with several initiatives in 2005 that we began in 2004 to meet our long-term strategic goals.

•	Increase the portion of our revenues attributable to temporary contracting in higher margin specializations.

•	Increase the portion of our revenue attributable to the North American market.

•	Realign our expense structure and infrastructure costs in various markets including office relocations and closures, and management staff reductions, to better match our business mix and improve the potential profitability of those operations.

•	Continue to reposition of our Highland business as a global boutique. The strategic direction that we are following with our Highland businesses is to become an executive search boutique with global capabilities, operating at the highest end of the executive search market with a limited number of highly experienced partners.

•	In 2005, subsequent to the end of the first quarter, we filed a universal shelf registration statement on Form S-3 with the SEC for the possible future offer and sale, from time-to-time, of up to an aggregate of $40 million of equity and/or debt securities. This shelf registration will offer the Company additional flexibility in accessing the capital markets to support the continued growth of our business.

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

Hudson operates on a global basis in over 20 countries from over 110 offices with first quarter 2005 revenue of approximately 33% in North America, 36% in Europe (including the United Kingdom), and 31% in the Asia Pacific region (primarily Australia and New Zealand).

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

Highland, an executive search boutique with global capabilities, operates in 15 practice offices in four countries. For the quarter ended March 31, 2005, approximately 79% of revenue in the Highland business was derived in North America.

Corporate expenses are reported separately from the two operating segments and consist primarily of compensation, marketing and lease expense, and professional fees.

Results of Operations

The following table sets forth selected financial results for the Company.

	For the Three Months Ended March 31,
	2005	2004
Hudson revenue	$338,005	$275,275
Highland revenue	14,864	14,529

	$352,869	$289,804

Hudson gross margin	$114,141	$92,765
Highland gross margin	14,066	13,626

	$128,207	$106,391

Gross margin as a percentage of revenue	36.3%	36.7%

Hudson operating income (loss)	$7,668	$(6,807)
Highland operating income (loss)	96	(443)
Corporate expenses	(9,799)	(9,057)

Operating loss	$(2,035)	$(16,307)

Net loss	$(4,137)	$(18,708)

Temporary Contracting Data (1):
Temporary contracting revenue	$256,700	$204,770
Direct costs of temporary contracting	212,135	171,482

Temporary contracting gross margin	$44,565	$33,288

Gross margin as a percent of revenue	17.4%	16.3%

(1)	Temporary contracting revenues are a component of Hudson revenues. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Constant Currency

The Company defines the term “constant currency” to mean that financial data for a period are translated into U.S. Dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in revenues, direct costs, gross margin and selling, general and administrative expenses include the effect of changes in foreign currency exchange rates. Variance analysis usually describes period-to-period variances that are calculated using constant currency as a percentage. The Company’s management reviews and analyzes business results in constant currencies and believes these results better represent the Company’s underlying business trends.

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

	For the Three Months Ended March 31,
	2005			2004
	As reported	Currency Translation	Constant Currencies	As reported
Hudson revenue	$338,005	$(7,196)	$330,809	$275,275
Highland revenue	14,864	(155)	14,709	14,529

Revenue	352,869	(7,351)	345,518	289,804

Direct costs	224,662	(4,066)	220,596	183,413

Gross margin	$128,207	$(3,285)	$124,922	$106,391

Selling, general and administrative expenses (a)	$129,756	$(2,811)	$126,945	$122,675

(a)	Selling, general and administrative expenses include salaries and related, office and general, marketing and promotion, and depreciation and amortization

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Consolidated revenue for the three months ended March 31, 2005 was $352,869, an increase of $63,065, or 21.8%, as compared to revenue of $289,804 in the first quarter of 2004. On a constant currencies basis, revenue increased 19.2% comparing the 2005 first quarter with the 2004 first quarter. Temporary contracting revenue grew 23.3% on a constant currency basis, which included the effect of additional billing days in first quarter 2005 compared to first quarter 2004 (+5%). Permanent placement and search revenue grew 9.3% and Human Capital Solutions grew 8.0% in constant currency in 2005 first quarter compared to 2004 first quarter.

Hudson revenue was $338,005 for the three months ended March 31, 2005, an increase of 22.8% over the same period of 2004. On a constant currency basis, Hudson revenue increased 20.2% from prior year, reflecting strong demand for services and additional billing days for the temporary contracting business. On a constant-currency basis, temporary contracting revenue increased 23.3% and permanent placement revenue increased 11.4%. North America showed particularly significant increases (+54.9%) from strong performances in the legal (+89%), accounting & finance (+268%), information technology (“IT”)(+39%) and engineering aerospace and defense (+61%) practice groups. North America also included the effect of additional billing days in first quarter 2005 compared to first quarter 2004 (+4%). On a constant currency basis, Europe’s increase (+14.6%) was led by growth in the U.K. (+18.4%) and Belgium (+22.7%) with strong growth from the smaller operations in Spain and Sweden. The Asia Pacific region had constant currency growth of 0.9% from prior year, reflecting increases in China (+127%), Hong Kong (+57%), Singapore (+31%), Japan (+20%) and New Zealand (+9%), offset by a decline in the larger Australian business (–3%).

Highland revenue of $14,864 for the three months ended March 31, 2005 increased 2.3% from $14,529 in same period of 2004. On a constant currency basis, Highland revenue increased 1.2% comparing the first quarter of 2005 with the same period of 2004, reflecting higher revenue in North America (+23.2%) and the U.K. (+14.2%), essentially offset by lower revenues in Australia (-61.2%) and the absence of any continental European revenue in 2005 due to the 2004 closure of operations.

Direct costs for 2005 first quarter were $224,662, increasing 22.5% from $183,413 for the same period of 2004. On a constant currency basis, direct costs increased 20.3% from prior year, primarily reflecting strong demand for services, particularly in temporary contracting costs in Hudson North America (+52.1%) and Hudson U.K. (+20.6%), offset by a decrease in Hudson Australia temporary contracting costs (-4.6%).

Gross margin, defined as revenue less direct costs, for the quarter ended March 31, 2005 was $128,207, higher by $21,816, or 20.5%, from $106,391 reported in the quarter ended March 31, 2004. On a constant currency basis, gross margin increased 17.4% comparing 2005 with 2004. Gross margin derived from temporary contracting increased 31.9% on a constant currency basis as a result of growth in North America and Europe, while gross margin derived from the Other revenue category increased 28.7%. Gross margin as a percentage of revenue declined to 36.3% for the first quarter of 2005, from 36.7% in the first quarter of 2004, as a result of the mix of the gross margin by revenue category. Temporary contracting, which has a lower gross margin than the Other revenue category, increased as a proportion of consolidated revenue in the 2005 first quarter compared to the 2004 first quarter. The temporary contracting gross margin increased to 17.4% in the 2005 first quarter compared to 16.3% in the 2004 first quarter. Gross margin for Hudson North America increased (+60.0%) on a constant currency basis for 2005 first quarter compared to the same period of 2004, including the effect of additional billing days in first quarter 2005 compared to first quarter 2004 (+4%).

Selling, general and administrative expenses for 2005 first quarter were $129,756 compared with $122,675 for the same period of 2004. Selling general and administrative expenses were 36.8% and 42.3%, as a percentage of revenue for the first quarter of 2005 and 2004, respectively. On a constant currency basis, first quarter 2005 selling, general and administrative expenses increased by 3.5% compared to the first quarter 2004. The increase primarily related to increases in compensation expense for sales and delivery staff and higher provisions for doubtful accounts, partially offset by lower occupancy and support staff compensation.

Business reorganization expenses for 2005 first quarter were $529 compared to $60 for the same period in 2004. The 2005 expenses were primarily related to the relocation of the Hudson North America Tampa office, which had been included in the reorganization of operations announced in the second quarter of 2002 and completed in the first quarter of 2005, partially offset by lower estimates for professional fees and other lease costs. The 2004 expenses were for changes in estimates related to plans initiated in 2003 and 2002. There were no new reorganization programs initiated in the first quarters of 2005 and 2004. Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the periods presented, recoveries are changes in estimates for lease obligations of acquisitions completed prior to June 2002.

The operating loss of $2,035 in the 2005 first quarter compared to a loss of $16,307 in the same period of 2004, an improvement of $14,272. Of this improvement, Hudson accounted for $14,475 and Highland $539. Corporate expense increased to $9,799 in 2005 from $9,057 in 2004, primarily as a result of higher professional fees and support staff expenses, partially offset by lower depreciation expense. For Hudson all the regions reported operating income improvement in 2005 compared to 2004 with the North America and Europe regions reporting income in 2005 compared to losses in 2004. Highland reported operating income in North America and operating losses in the U.K. and Australia for the first quarter of 2005.

Other non-operating expenses, including net interest expense, were $702 in the 2005 first quarter and $1,998 for the same period of 2004. Other non-operating expenses included $892 of losses on disposition of certain non-U.S. operations in 2004.

The provision for income taxes for the 2005 first quarter was $1,400 on a pretax loss of $2,737, compared with a provision of $403 on a pretax loss of $18,305 for the same period of 2004. No benefits on losses were recorded. The higher tax provision in 2005’s first quarter related primarily to the increase in foreign tax expense in jurisdictions where there were no tax loss carry-forwards available to offset taxable income compared to lower non-U.S. taxable income for the same period of 2004. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to valuation allowances on deferred tax assets, certain non-deductible expenses such as amortization, business restructuring and spin off costs, merger costs from pooling-of-interests transactions, and variations from the U.S. tax rate in foreign jurisdictions.

Net loss was $4,137 for the three months ended March 31, 2005, compared with a net loss of $18,708 for the same period in 2004.

Basic and diluted loss per share for the first quarter of 2005 was a loss of $.20 per share, compared to a loss of $1.09 per share in the first quarter of 2004. Basic average shares outstanding increased in 2005 as a result of the issuance of shares of common stock in a public offering in March 2004, shares issued as consideration in an acquisition in the second quarter 2004, and other stock compensation share issuances during 2004 and 2005. For the period ended March 31, 2005 and 2004, the effects of approximately 1,138,000 and 1,000,000 outstanding stock options and other common stock equivalents, respectively, were excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from funding working capital requirements, as well as capital investment in information technology.

The Company has a senior secured credit facility for $50,000 with Wells Fargo Foothill, Inc., as agents and certain lenders (the “Foothill Credit Facility”). The maturity date of the Foothill Credit Facility is March 31, 2007. Outstanding loans bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. During the quarter ended March 31, 2005, the Company borrowed $24,250 and repaid $5,250 under the Foothill Credit Facility. As of March 31, 2005, outstanding borrowings were $19,000 and the Company had letters of credit issued and outstanding of $19,037, leaving $11,963 of the Foothill Credit Facility available for use.

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

On March 31, 2005, the Company entered into an amendment to the Foothill Credit Facility that established the Adjusted EBITDA and capital expenditure covenant levels for fiscal year 2005. The Adjusted EBITDA covenant generally provides that the Company’s Adjusted EBITDA (as defined in the Foothill Credit Facility) for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2005 may not be less than $4,500, $5,000, $6,000 and $6,000, respectively. The capital expenditure covenant provides that the Company’s capital expenditures for 2005 may not exceed $13,000.

On May 2, 2005, the Company entered into an amendment to the Foothill Credit Facility that increased the maximum borrowing level allowed under the Foothill Credit Facility from $50,000 to $54,000 for a period ending May 31, 2005. The Company’s outstanding borrowings under the Foothill Credit Facility have increased to approximately $33,300 as of May 2, 2005 from $19,000 million as of March 31, 2005. As of May 2, 2005, the Company had letters of credit issued and outstanding of approximately $18,000, leaving $2,700 of available credit under the Foothill Credit Facility . The Company expects that its outstanding borrowings under the Foothill Credit Facility will remain at a level near or at capacity throughout May 2005 and possibly longer.

During the three months ended March 31, 2005 and 2004, the Company used cash in operating activities of $24,606 and $15,382, respectively. Cash usage in 2005 first quarter compared to the same period of 2004 was negatively affected by the significant growth in revenues for the Company, particularly in Hudson North America (+55%) and Hudson U.K (+18%), which caused variances from the prior year in working capital, primarily accounts receivable of $16,693, and in other assets of $7,448. The increased revenue did result in lower losses of $14,571, and the process of winding up business reorganization plans resulted in lower payments on prior accrued amounts of $4,485.

During the three months ended March 31, 2005 and 2004, the Company used cash in investing activities of $2,139 and $2,518, respectively. This use of cash was for capital expenditures in the normal course of operations, which decreased in the first quarter of 2005 compared to the same period of 2004.

During the three months ended March 31, 2005 and 2004, the Company generated cash from financing activities of $18,272 and $30,302, respectively. The cash provided from financing was lower in the first quarter of 2005 compared to the same period of 2004, as a result of the absence of the proceeds from the issuance of common stock effected in 2004 ($27,919) and the absence of payments received from Monster ($2,500), partially offset by increased net borrowing under the credit facility ($19,000).

On April 14, 2005, the Company filed a universal shelf registration statement on Form S-3 with the SEC for the possible future offer and sale, from time-to-time, of up to an aggregate of $40,000 of equity and/or debt securities.

The Company believes that its cash and cash equivalents, supplemented by the Foothill Credit Facility and, the $40,000 universal shelf registration, can provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to the Company’s management of its operating growth and working capital, fluctuations in the global economy and unemployment rates. Total third-party debt and capital lease obligations were $25,721, as of March 31, 2005. The shelf registration statement to issue up to 1,350,000 shares of the Company’s common stock can provide it with additional available funding in connection with acquisitions.

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

All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions, that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the impact of global economic fluctuations on the Company’s temporary contracting operations, (2) the cyclical nature of the Company’s executive search and mid-market professional staffing businesses, (3) the Company’s ability to manage its growth and fund working capital requirements associated therewith, (4) risks associated with expansion, (5) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (6) competition in the Company’s markets, (7) fluctuations in the Company’s operating results from quarter to quarter, (8) risks relating to the Company’s foreign operations, including foreign currency fluctuations, (9) the Company’s dependence on its highly skilled professionals and key management personnel, (10) the impact of employees departing with existing executive search clients, (11) risks maintaining the Company’s professional reputation and brand name, (12) restrictions imposed by blocking arrangements, (13) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (14) the impact of government regulations, and (15) restrictions on the Company’s operating flexibility due to the terms of its credit facility. Please see “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2005 for more information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s borrowings are in fixed rate leases and seller financed notes. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. During the three months ended March 31, 2005, the Company borrowed $24,250 and repaid a total of $5,250 under its credit facility for outstanding borrowings of $19,000 as of March 31, 2005, which bears interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Company does not trade derivative financial instruments for speculative purposes.

The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the three months ended March 31, 2005, approximately 71% of gross margin was earned outside the United States and collected in local currency, and related operating expenses also were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended March 31, 2005, the Company had a translation loss of $851 primarily attributable to the strenghtening of the U.S. dollar against the Euro, British Pound and New Zealand Dollar.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on intercompany loan balances. At March 31, 2005, the outstanding foreign currency forward contracts had terms of no more than one month. The principal currencies hedged are the New Zealand Dollar and British Pound.

The notional value of the Company’s hedging instruments was approximately $5,911 at March 31, 2005. The fair value of these hedging instruments is subject to change as a result of potential changes in foreign exchange rates. The Company assesses its market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values based on a hypothetical 10% change in currency rates. The potential loss in fair value for foreign exchange rate-sensitive instruments, all of which were forward foreign currency contracts, based on a hypothetical 10% decrease in the value of the U.S. dollar or, in the case of non-dollar-related instruments, the currency being purchased, was $591 at March 31, 2005. However, the change in the fair value of foreign exchange rate-sensitive instruments would likely be offset by a change in the fair value of the intercompany loans being hedged. The estimated fair values of the foreign exchange risk management contracts were determined based on quoted market prices.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2005. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2005 to ensure that material information relating to the Company, including the Company’s consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2005, the Company made no repurchases of its equity securities.

ITEM 5. OTHER INFORMATION

Entry into a Material Definitive Agreement

Approval of Executive Employment Agreements

On May 5, 2005, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved Executive Employment Agreements (the “Employment Agreements”) for each of the Company’s executive officers (other than Jon F. Chait and Steven B. London) that were effective as of May 6, 2005. Pursuant to the Employment Agreements the Company agrees to employ each of the executive officers for one-year terms, with automatic, annual extensions of additional one-year terms. Under the Employment Agreements, the executives are entitled to (i) an annual base salary ($350,000 for Richard W. Pehlke, $275,000 for Margaretta Noonan, $225,000 for Richard S. Gray, $250,000 for Richard A. Harris, $175,000 for Neil J. Funk, $225,000 for Ralph L. O’Hara and $265,000 for Latham Williams); (ii) eligibility to receive an annual bonus as provided in the Company’s senior management bonus plan; (iii) other benefits of employment comparable to other senior management; and (iv) four weeks of vacation per year.

Under the Employment Agreements, the Company has the right to terminate the executive’s employment at any time. If the Company terminates the executive’s employment without cause (as defined in the Employment Agreements), then, subject to the executive executing the Company’s then current form of separation agreement and general release, the executive will be entitled to receive a severance payment equal to one year of his or her then current base salary, plus the Company’s portion of the premiums for providing continued health and dental insurance benefits to the executive for twelve months after termination (with the amount of such premiums deducted from the executive’s severance payment).

Under the Employment Agreements, after a change in control of the Company (as defined in the Employment Agreements), if the executive’s employment is terminated by the Company other than by reason of death, disability or for cause (as defined in the Employment Agreements) or by the executive for good reason (as defined in the Employment Agreements), then the executive is entitled to a cash termination payment equal to the executive’s annual base salary immediately prior to termination and the executive’s target annual bonus under the Company’s Senior Management Bonus Plan for the year in which the termination occurs, plus health and dental insurance benefits for a period of up to twelve months after termination. The Employment Agreements provide that, subject to limited exceptions, if the payments under the Employment Agreements or under any other agreement with or plan of the Company are “excess parachute payments” for purposes of the Internal Revenue Code (the “Code”), then the Company will pay the executive the amount necessary to offset the 20% excise tax imposed by the Code and any additional taxes on this payment.

In connection with entering into the Employment Agreements, the executives also executed confidentiality, non-solicitation and work product assignment agreements and mutual agreements to arbitrate claims with the Company. The form of Employment Agreement is filed as Exhibit 10.2 to this Quarterly Report and is incorporated by reference herein.

Approval of Executive Excise Tax Gross-Up Agreement

On May 5, 2005, the Committee approved an Executive Excise Tax Gross-Up Agreement (the “Gross-Up Agreement”) for Jon F. Chait, the Company’s Chairman of the Board and Chief Executive Officer, that was effective as of May 6, 2005. The Gross-Up Agreement provides that, after a change in control of the Company (as defined in the Gross-Up Agreement), if Mr. Chait’s employment is terminated by the Company other than by reason of death, disability or for cause (as defined in the Gross-Up Agreement) or by Mr. Chait for good reason (as defined in the Gross-Up Agreement), subject to limited exceptions, and the payments under the Gross-Up Agreement or under any other agreement with or plan of the Company are “excess parachute payments” for purposes of the Code, then the Company will pay Mr. Chait the amount necessary to offset the 20% excise tax imposed by the Code and any additional taxes on this payment. The Gross-Up Agreement is filed as Exhibit 10.3 to this Quarterly Report and is incorporated by reference herein.

Amended Forms of Equity Award Agreements

On May 5, 2005, the Committee approved amended forms of Stock Option Agreement (Employees), Stock Option Agreement (Directors) and Restricted Stock Award Agreement under the Company’s Long Term Incentive Plan. The amended forms of Stock Option Agreement provide that, upon a change in control of the Company (as defined in each Agreement), all stock options will fully vest and will become exercisable. The amended form of Restricted Award Agreement provides that, upon a change in control of the Company (as defined in the Agreement), all shares of restricted stock will fully vest and the restrictions imposed on the restricted stock will be immediately deemed to have lapsed. The terms of the amended forms of Stock Option Agreements and Restricted Stock Award Agreement will be applicable to all of the Company’s previously granted awards of stock options and restricted stock. The forms of Stock Option Agreement (Employees), Stock Option Agreement (Directors) and Restricted Stock Award Agreement are filed as Exhibits 10.4, 10.5 and 10.6, respectively, to this Quarterly Report and are incorporated by reference herein.

Amended and Restated Nonqualified Deferred Compensation Plan

On May 5, 2005, the Committee approved an amended and restated Nonqualified Deferred Compensation Plan (the “Plan”) effective as of January 1, 2005. The material amendments to the Plan (i) permit the Company’s non-employee directors to defer up to 100% of their compensation, including retainer fees and meeting attendance fees, earned after June 1, 2005 through the Plan and (ii) make certain other changes to the Plan to comply with Section 409A of the Code. The Plan is filed as Exhibit 10.7 to this Quarterly Report and is incorporated by reference herein.

Termination of a Material Definitive Agreement

In connection with the executive officers of the Company (other than Mr. Chait) entering into the Employment Agreements described above, each of (i) the Employment Agreement, dated March 7, 2003, between Mr. Pehlke and the Company, (ii) the Employment Agreement, dated November 27, 2002, between Mr. Harris and the Company, (iii) the Letter, dated May 6, 2003, between Mr. Gray and the Company, (iv) and the Executive Employment Agreements, dated August 2, 2004, between each of Ms. Noonan, Mr. Funk, Mr. O’Hara and Mr. Williams and the Company, will terminate effective as of May 6, 2005.

ITEM 6. EXHIBITS

(a)	Exhibits: The following Exhibits are filed herewith.

3.1	Certificate of Designations of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 2, 2005 (Commission File No. 0-50129)).

4.1	Rights Agreement, dated as of February 2, 2005, between Hudson Highland Group, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Hudson Highland Group, Inc. February 3, 2005 (file No. 0-50129)).

4.2	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated as of March 31, 2005, by and among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein) (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated March 31, 2005 (file No. 0-50129)).

10.1	Summary of Hudson Highland Group, Inc. 2005 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated January 17, 2005 (file No. 0-50129)).

10.2	Form of Hudson Highland Group Executive Employment Agreement, effective as of May 6, 2005, between Hudson Highland Group, Inc. and each of Richard W. Pehlke, Margaretta Noonan, Richard S. Gray, Richard A. Harris, Neil J. Funk, Ralph L. O’Hara and Latham Williams.

10.3	Executive Excise Tax Gross-Up Agreement, effective as of May 6, 2005, between Hudson Highland Group, Inc. and Jon F. Chait.

10.4	Form of Hudson Highland Group, Inc. Stock Option Agreement (Employees).

10.5	Form of Hudson Highland Group, Inc. Stock Option Agreement (Directors).

10.6	Form of Hudson Highland Group, Inc. Restricted Stock Award Agreement.

10.7	Hudson Highland Group, Inc. Nonqualified Deferred Compensation Plan (as Amended and Restated Effective January 1, 2005).

15	Letter from BDO Seidman, LLP regarding unaudited interim consolidated condensed financial statements.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC. (Registrant)

	By:	/s/ Jon F. Chait
Jon F. Chait Chairman and Chief Executive Officer (Principal Executive Officer)
Dated: May 9, 2005
	By:	/s/ Richard W. Pehlke
Richard W. Pehlke Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 9, 2005

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Designations of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 2, 2005 (Commission File No. 0-50129)).

4.1	Rights Agreement, dated as of February 2, 2005, between Hudson Highland Group, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Hudson Highland Group, Inc. February 3, 2005 (file No. 0-50129)).

4.2	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated as of March 31, 2005, by and among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein) (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated March 31, 2005 (file No. 0-50129)).

10.1	Summary of Hudson Highland Group, Inc. 2005 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated January 17, 2005 (file No. 0-50129)).

10.2	Form of Hudson Highland Group Executive Employment Agreement, effective as of May 6, 2005, between Hudson Highland Group, Inc. and each of Richard W. Pehlke, Margaretta Noonan, Richard S. Gray, Richard A. Harris, Neil J. Funk, Ralph L. O’Hara and Latham Williams.

10.3	Executive Excise Tax Gross-Up Agreement, effective as of May 6, 2005, between Hudson Highland Group, Inc. and Jon F. Chait.

10.4	Form of Hudson Highland Group, Inc. Stock Option Agreement (Employees).

10.5	Form of Hudson Highland Group, Inc. Stock Option Agreement (Directors).

10.6	Form of Hudson Highland Group, Inc. Restricted Stock Award Agreement.

10.7	Hudson Highland Group, Inc. Nonqualified Deferred Compensation Plan (as Amended and Restated Effective January 1, 2005).

15	Letter from BDO Seidman, LLP regarding unaudited interim consolidated condensed financial statements.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.