Form 10-Q
period 2005-06-30
HUDSON HIGHLAND GROUP INC
filed 2005-08-05
CIK 1210708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding on July 31, 2005
Common Stock	24,154,321

HUDSON HIGHLAND GROUP, INC.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$364,835	$307,431	$717,704	$597,235

Direct costs (Note 5)	223,668	188,942	448,330	372,355

Gross margin	141,167	118,489	269,374	224,880
Selling, general and administrative expenses	130,416	112,818	255,315	230,414
Depreciation and amortization	4,626	4,915	9,483	9,994
Business reorganization (recoveries) expenses	(238)	76	291	136
Merger and integration expenses (recoveries)	8	—	(35)	(37)

Operating income (loss)	6,355	680	4,320	(15,627)

Other income (expense):
Other income (expense), net	271	(290)	(5)	(1,887)
Interest income (expense), net	(495)	145	(921)	(256)

Income (loss) before provision for income taxes	6,131	535	3,394	(17,770)
Provision for income taxes	1,766	318	3,166	721

Net income (loss)	$4,365	$217	$228	$(18,491)

Income (loss) per share:
Basic earnings (loss)	$.21	$.01	$.01	$(1.00)
Diluted earnings (loss)	$.20	$.01	$.01	$(1.00)

Weighted average shares outstanding:
Basic	20,642,000	19,901,000	20,574,000	18,566,000
Diluted	21,635,000	20,872,000	21,639,000	18,566,000

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,687	$21,064
Accounts receivable, net	222,688	197,582
Prepaid and other	13,433	14,187

Total current assets	257,808	232,833

Property and equipment, net	33,368	36,360
Intangibles, net	7,467	6,104
Other assets	6,348	6,081

Total assets	$304,991	$281,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,711	$27,023
Accrued expenses and other current liabilities	140,740	140,903
Short-term borrowings and current portion of long-term debt	25,930	4,066
Accrued business reorganization expenses	5,962	8,930
Accrued merger and integration expenses	1,542	1,872

Total current liabilities	205,885	182,794

Accrued business reorganization expenses, non-current	5,187	6,832
Accrued merger and integration expenses, non-current	2,490	3,329
Other non-current liabilities	2,459	2,648
Long-term debt, less current portion	2,448	2,041

Total liabilities	218,469	197,644

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 20,806,596 and 20,612,966 shares, respectively	21	21
Additional paid-in capital	357,772	353,825
Accumulated deficit	(311,348)	(311,576)
Accumulated other comprehensive income — translation adjustments	40,307	41,694
Treasury stock, 15,798 shares	(230)	(230)

Total stockholders’ equity	86,522	83,734

	$304,991	$281,378

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$228	$(18,491)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,483	9,994
Provision for (recovery of) doubtful accounts	1,045	(1,138)
Net (gain) loss on disposal of assets	(559)	1,182
Deferred income taxes	1,704	(17)
Restricted stock amortization	408	486
Changes in assets and liabilities:
Increase in accounts receivable	(33,894)	(26,345)
(Increase) decrease in other assets	(1,915)	5,376
Increase in accounts payable, accrued expenses and other liabilities	12,420	11,701
Decrease in accrued business reorganization expenses	(3,920)	(8,972)
Decrease in accrued merger and integration expenses	(1,013)	(1,296)

Total adjustments	(16,241)	(9,029)

Net cash used in operating activities	(16,013)	(27,520)

Cash flows from investing activities:
Capital expenditures	(5,361)	(4,693)
Payments related to purchased businesses (net of cash acquired)	—	(43)

Net cash used in investing activities	(5,361)	(4,736)

Cash flows from financing activities:
Borrowings under credit facility	105,151	13,550
Repayments under credit facility	(83,237)	(13,550)
Issuance of common stock – Employee Stock Purchase Plan	1,302	1,000
Issuance of common stock – Long Term Incentive Plan option exercises	674	1,105
Payments on short and long-term debt	(1,296)	(570)
Proceeds from issuance of common stock	—	27,919
Proceeds from receivable from Monster	—	5,518
Purchase of restricted stock from employees	—	(218)

Net cash provided by financing activities	22,594	34,754

Effect of exchange rate changes on cash and cash equivalents	(597)	(683)

Net increase in cash and cash equivalents	623	1,815

Cash and cash equivalents, beginning of period	21,064	26,137

Cash and cash equivalents, end of period	$21,687	$27,952

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,112	$1,039
Taxes	$2,093	$967

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance January 1, 2005	$21	$353,825	$(311,576)	$41,694	$(230)	$83,734
Net Income	—	—	228	—	—	228
Other comprehensive loss, translation adjustments	—	—	—	(1,387)	—	(1,387)
Issuance of shares for 401(k) plan	—	1,563	—	—	—	1,563
Issuance of shares from exercise of stock options	—	674	—	—	—	674
Issuance of shares for employee stock purchase plan	—	1,302	—	—	—	1,302
Restricted stock issuance and related compensation charge	—	408	—	—	—	408

Balance June 30, 2005	$21	$357,772	$(311,348)	$40,307	$(230)	$86,522

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the Company’s earnings (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options is determined by applying the “treasury stock” method. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the six month period ended June 30, 2004, the effect of approximately 970,000 of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

Description of Business Segments

The Company is one of the world’s largest specialized professional staffing, retained executive search and human capital solutions providers. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into two business segments, the Hudson businesses (“Hudson”) and Highland Partners (“Highland”), which constituted approximately 89% and 11% of the Company’s gross margin, respectively, for the six months ended June 30, 2005. The Company helps its clients in recruiting employees in a wide variety of positions ranging from mid-level or professional candidates to senior executives.

Hudson. Hudson provides temporary and contract personnel and permanent recruitment services to a wide range of clients through its Hudson Global Resources unit. With respect to temporary and contract personnel, Hudson focuses on providing candidates with professional qualifications, including accounting and finance, legal and technology. The length of temporary assignment can vary widely, but assignments in the professional sectors tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular business sectors, such as financial services or technology, and candidates possessing particular professional qualifications, such as accounting and finance, information technology and communications, as well as legal and engineering. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

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

Hudson operates on a global basis in over 20 countries from over 110 offices with first six months of 2005 revenue of approximately 32% in North America, 36% in Europe (including the United Kingdom), and 32% in the Asia Pacific region (primarily Australia and New Zealand).

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

Highland, an executive search boutique with global capabilities, operates in 15 practice offices in four countries. For the six months ended June 30, 2005, approximately 77% of revenue in the Highland business was derived in North America.

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

As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on the Company’s operating results and per share data have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Six Months Ended June 30,
	2005	2004
Risk free interest rate	4.0%	4.0%
Volatility	55.0%	55.0%
Expected life (years)	5.0	5.0
Dividends	0.0%	0.0%
Weighted average fair value of options granted during the period	$6.87	$7.15

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reported net income (loss)	$4,365	$217	$228	$(18,491)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,343)	(683)	(2,357)	(1,969)

Pro forma net income (loss)	$3,022	$(466)	$(2,129)	$(20,460)

Earnings (loss) per share:
As reported basic net income (loss)	$.21	$.01	$.01	$(1.00)

As reported diluted net income (loss)	$.20	$.01	$.01	$(1.00)

Pro forma net income (loss):
Basic	$.15	$(.02)	$(.10)	$(1.10)

Diluted	$.14	$(.02)	$(.10)	$(1.10)

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB No. 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled and unvested portions of previously issued and outstanding awards.

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

The Company currently expects to adopt SFAS 123R effective January 1, 2006; however, the Company has not yet determined which of the aforementioned adoption methods it will use. Based upon the stock options granted through June 1, 2005, estimates of employee contributions to the Employee Stock Purchase Plan and subject to a complete management review, the Company expects the adoption of SFAS 123R would reduce pre-tax income by approximately $3,200 for the year ended 2006, based upon current stock compensation plans. As a result of the Company’s inability to recognize current tax benefits on reported net losses, tax benefits are not expected to be recorded in the near future. The Company has not changed any of the stock compensation plans as a result of the impending adoption of SFAS 123R but maintains the right to amend, suspend or terminate any plan at any time.

On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt SFAS 153 effective on July 1, 2005 and does not expect that the adoption will have an effect on its consolidated financial statements.

NOTE 5 - REVENUES, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue and direct costs, classified by temporary and permanent placement business, are as follows:

	Quarter Ended June 30, 2005			Quarter Ended June 30, 2004
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$257,605	$107,230	$364,835	$213,317	$94,114	$307,431
Direct costs (1)	211,656	12,012	223,668	175,735	13,207	188,942

Gross margin	$45,949	$95,218	$141,167	$37,582	$80,907	$118,489

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$514,305	$203,399	$717,704	$418,087	$179,148	$597,235
Direct costs (1)	423,791	24,539	448,330	347,217	25,138	372,355

Gross margin	$90,514	$178,860	$269,374	$70,870	$154,010	$224,880

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent placement and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of temporary and permanent placements, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 6 - BUSINESS REORGANIZATION EXPENSES

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

In the following tables, amounts under the “Utilization” caption are primarily the cash payments associated with the plans and amounts in the “Change in estimate” column represent amounts charged to business reorganization expenses in the Company’s statement of operations. Business reorganization expense activities and liability balances were as follows:

Six Months ended June 30, 2005	December 31, 2004	Changes in estimate	Utilization	June 30, 2005
Consolidation of excess facilities	$12,894	$474	$(3,732)	$9,636
Workforce reduction	663	(124)	(158)	381
Professional fees and other	2,205	(59)	(1,014)	1,132

Total	$15,762	$291	$(4,904)	$11,149

The following table presents a summary of plan activity related to business reorganization costs by plan period.

Six Months ended June 30, 2005	December 31, 2004	Changes in estimate	Utilization	June 30, 2005
Second Quarter 2002 Plan	$3,062	$478	$(1,316)	$2,224
Fourth Quarter 2002 Plan	7,921	5	(1,751)	6,175
Fourth Quarter 2003 Plan	4,779	(192)	(1,837)	2,750

Total	$15,762	$291	$(4,904)	$11,149

NOTE 7 - BUSINESS COMBINATIONS

Accrued Merger and Integration Expenses

In connection with plans relating to pooled entities, the Company recovered $35 and $37 in the first six months of 2005 and 2004, respectively, relating to integration activities included as a component of merger and integration expenses. All merger and integration accruals and expenses consist of obligations from assumed leases on closed facilities.

The following table presents a summary of activity relating to the Company’s integration and restructuring plans for acquisitions made in prior years. Amounts under the “Expense” column represented modifications to plans, subsequent to finalization and have been (recovered) or expensed in the current period. Amounts under the “Utilization” caption of the following tables were primarily the cash payments associated with the plans.

Details of merger and integration activity by plan for the six months ended June 30, 2005 follow:

	December 31, 2004	Expense	Utilization	June 30, 2005
2000 Plans	$2,407	$—	$(368)	$2,039
2001 Plans	800	(35)	(157)	608
2002 Plans	1,994	—	(609)	1,385

Total	$5,201	$(35)	$(1,134)	$4,032

There were no acquisitions during the first six months of 2005.

NOTE 8 - TAXES

The provision for income taxes for the six months ended June 30, 2005 was $3,166 on a pretax income of $3,394, compared with a provision of $721 on a pretax loss of $17,770 for the same period of 2004. The higher tax provision in the first six months of 2005 related primarily to the increase in foreign tax expense in jurisdictions where there were no tax-loss carry-forwards available to offset taxable income. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% primarily due to valuation allowances on deferred tax assets related to net loss carry forwards related to continuing losses in certain tax jurisdictions, variations from the U.S. tax rate in foreign jurisdictions, and certain non-deductible expenses such as amortization, business restructuring and spin off costs and merger costs from pooling of interests transactions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

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

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six month period ended June 30, 2005, the Company entered into a capital lease obligation for a financial and operational application software package with a fair value of $1,600 and the Company issued 94,958 shares of its common stock to satisfy the 2004 contribution liability to the 401(k) Savings Plan; the value of these shares at issuance was $1,563.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company has a history of operating losses and has operated as an independent company only since the Distribution Date. Prior to the Distribution Date, the Company’s operations were historically financed by Monster as separate segments of Monster’s broader corporate organization rather than as a separate stand-alone company. Monster assisted the Company by providing financing, particularly for acquisitions, as well as providing corporate functions such as identifying and negotiating acquisitions, legal and tax functions. Following the Distribution, Monster has no obligation to provide assistance to the Company other than the interim and transitional services provided by Monster pursuant to a transition services agreement, which have essentially all been completed.

NOTE 12 - FINANCIAL INSTRUMENTS

Credit Facility

The Company has a senior secured credit facility for $75,000 with Wells Fargo Foothill, Inc., as agent, and certain lenders (the “Foothill Credit Facility”). The maturity date of the Foothill Credit Facility is March 31, 2009. Outstanding loans bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. During the six months ended June 30, 2005, the Company borrowed $105,151 and repaid $83,237 under the Foothill Credit Facility. As of June 30, 2005, outstanding borrowings were $21,914 and the Company had letters of credit issued and outstanding of $18,518. Available credit for use under the Foothill Credit Facility as of June 30, 2005 was $28,685.

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

There were no derivatives outstanding as of June 30, 2005.

NOTE 13 - COMPREHENSIVE INCOME

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$4,365	$217	$228	$(18,491)
Other comprehensive loss - translation adjustments	(536)	(1,342)	(1,387)	(434)

Total comprehensive income (loss)	$3,829	$(1,125)	$(1,159)	$(18,925)

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

	Quarter Ended June 30,		As of and for the Six Months Ended June 30,
	2005	2004	2005	2004
Information by business segment

Revenue
Hudson	$348,795	$290,441	$686,800	$565,716
Highland	16,040	16,990	30,904	31,519

	$364,835	$307,431	$717,704	$597,235

Gross Margin
Hudson	$125,933	$102,592	$240,074	$195,357
Highland	15,234	15,897	29,300	29,523

	$141,167	$118,489	$269,374	$224,880

Depreciation and amortization
Hudson	$4,148	$3,599	$8,519	$7,332
Highland	342	409	696	832
Corporate	136	907	268	1,830

	$4,626	$4,915	$9,483	$9,994

Business reorganization expenses (recoveries)
Hudson	$(99)	$201	$430	$185
Highland	(139)	(125)	(139)	(49)

	$(238)	$76	$291	$136

Operating income (loss)
Hudson	$14,861	$7,842	$22,529	$1,035
Highland	373	1,108	469	665
Corporate expenses	(8,879)	(8,270)	(18,678)	(17,327)

Operating income (loss)	6,355	680	4,320	(15,627)
Interest and other income (expense), net	(224)	(145)	(926)	(2,143)

Income (loss) before provision for income taxes	$6,131	$535	$3,394	$(17,770)

Accounts receivable, net
Hudson			$215,379	$167,921
Highland			7,309	7,670

			$222,688	$175,591

Long-lived assets, net of accumulated amortization
Hudson			$32,879	$34,614
Highland			1,810	3,151
Corporate			6,146	5,421

			$40,835	$43,186

NOTE 14 - SEGMENT AND GEOGRAPHIC DATA (continued)

	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
Information by geographic region

Quarter Ended June 30, 2005
Revenue	$118,113	$87,451	$99,442	$28,449	$29,778	$1,602	$364,835

Long-lived assets	$25,178	$6,587	$5,162	$2,827	$819	$262	$40,835

Quarter Ended June 30, 2004
Revenue	$91,127	$81,075	$86,121	$25,205	$22,366	$1,537	$307,431

Long-lived assets	$20,478	$10,887	$6,239	$3,486	$1,672	$424	$43,186

Six Months Ended June 30, 2005
Revenue	$240,368	$169,001	$195,428	$56,783	$52,887	$3,237	$717,704

Six Months Ended June 30, 2004
Revenue	$171,684	$165,071	$164,763	$51,601	$41,166	$2,950	$597,235

NOTE 15 – SUBSEQUENT EVENTS

On July 6, 2005, the Company issued 3,223,640 shares of its common stock in a registered public offering and received approximately $45,000 in net proceeds from the issuance. The Company plans to use the net proceeds from the offering to fund the growth of worldwide staffing operations, potential future acquisitions, including the acquisition described below, and general corporate purposes.

On July 19, 2005, Hudson Highland Group, Inc. (the “Company”) and its subsidiary Hudson Group Holdings B.V. entered into a Share Purchase Agreement (the “Purchase Agreement”) with Geuzen Beheer B.V., Ecart Invest 1 B.V. and Edberg International B.V. (collectively, the “Vendors”) to acquire Balance Ervaring op Projectbasis B.V. (“Balance”), a leading professional temporary and contract staffing firm in the Netherlands. The purchase agreement provides for an initial payment of €17,750 to the Vendors upon closing, up to €3,000 to be held in escrow to be paid to the Vendors in 2006 based upon 2005 earnings thresholds for Balance, and additional earn-out payments of up to €4,250, based on earnings thresholds for Balance from 2005 through 2007. If converted at 1.2 U.S. dollars per euro, the initial payment and escrow amount total approximately $24,900. The targeted closing date for the transaction is August 17, 2005, subject to customary closing conditions.

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. as of June 30, 2005, the related consolidated condensed statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, the related consolidated condensed statements of cash flows for the six-month periods ended June 30, 2005 and 2004 and the consolidated condensed statement of changes in stockholders’ equity for the six-month period ended June 30, 2005 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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
July 26, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share data)

The following discussion should be read in conjunction with the consolidated condensed financial statements and the notes thereto, included in Item 1 of this Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements

Hudson Highland Group, Inc. (the “Company” or “we”, “us” and “our”) is one of the world’s largest specialized professional staffing, retained executive search and human capital solutions providers. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into two principal business segments, the Hudson businesses (“Hudson”) and Highland Partners (“Highland”), which constituted approximately 89% percent and 11% of gross margin, respectively, for the six months ended June 30, 2005. We help our clients in recruiting employees in a wide variety of positions ranging from mid-level or professional candidates to senior executives.

Strategic Goals and Actions

With the focus of our management being to move the Company to profitability, we are continuing with several initiatives in 2005 that we began in 2004 to meet our long-term strategic goals.

•	Increase the portion of our revenues attributable to temporary contracting in higher margin specializations to offset the volatility inherent in permanent recruitment. In July 2005, we entered into an agreement to purchase Balance Ervaring op Projectbasis B.V. (“Balance”), a leading professional temporary and contract staffing firm in the Netherlands. The transaction is expected to close in August 2005.

•	Increase the portion of our revenue attributable to the North American market.

•	Realign our expense structure and infrastructure costs in various markets including office relocations and closures, and management staff reductions, to better match our business mix and improve the potential profitability of those operations.

•	Continue to reposition of our Highland business as a global boutique. The strategic direction that we are following with our Highland businesses is to become an executive search boutique with global capabilities, operating at the highest end of the executive search market with a limited number of highly experienced partners. In the second quarter of 2005, part of our Australian operation split off as an independent brand licensee.

•	In June 2005, we increased the maximum borrowing level allowed under our credit agreement to $75,000 and extended the maturity date of the credit agreement to March 31, 2009.

•	On July 6, 2005, we issued 3,223,640 shares of our common stock in a registered public offering and received approximately $45,000 in net proceeds from the issuance. We plan to use the proceeds to fund the growth of worldwide staffing operations, potential future acquisitions, and general corporate purposes.

•	Our acquisition shelf registration enables us to issue up to 1,350,000 of our common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies.

Hudson. Hudson provides temporary and contract personnel and permanent recruitment services to a wide range of clients through its Hudson Global Resources unit. With respect to temporary and contract personnel, Hudson focuses on providing candidates with professional qualifications, including accounting and finance, legal and technology. The length of temporary assignment can vary widely, but assignments in the professional sectors tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually, and possessing professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, the sales strategy focuses on both clients operating in particular business segments, such as financial services, or technology, and candidates possessing particular professional qualifications, such as accounting and finance, information technology and communications, as well as legal and engineering. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assess talent and help predict whether a candidate will be successful in a given role.

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

Hudson operates on a global basis in over 20 countries from over 110 offices with first six months 2005 revenue of approximately 32% in North America, 36% in Europe (including the United Kingdom), and 32% in the Asia Pacific region (primarily Australia and New Zealand).

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

Highland, an executive search boutique with global capabilities, operates in 15 practice offices in four countries. For the six months ended June 30, 2005, approximately 77% of revenue in the Highland business was derived in North America.

Corporate expenses are reported separately from the two operating segments and consist primarily of compensation, marketing and lease expense, and professional fees.

Results of Operations

The following table sets forth selected financial results for the Company.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Hudson revenue	$348,795	$290,441	$686,800	$565,716
Highland revenue	16,040	16,990	30,904	31,519

	$364,835	$307,431	$717,704	$597,235

Hudson gross margin	$125,933	$102,592	$240,074	$195,357
Highland gross margin	15,234	15,897	29,300	29,523

	$141,167	$118,489	$269,374	$224,880

Gross margin as a percentage of revenue	38.7%	38.5%	37.5%	37.7%

Hudson operating income	$14,861	$7,842	$22,529	$1,035
Highland operating income	373	1,108	469	665
Corporate expenses	(8,879)	(8,270)	(18,678)	(17,327)

Operating income (loss)	$6,355	$680	$4,320	$(15,627)

Net income (loss)	$4,365	$217	$228	$(18,491)

Temporary Contracting Data (1):
Temporary contracting revenue	$257,605	$213,317	$514,305	$418,087
Direct costs of temporary contracting	211,656	175,735	423,791	347,217

Temporary contracting gross margin	$45,949	$37,582	$90,514	$70,870

Gross margin as a percent of revenue	17.8%	17.6%	17.6%	17.0%

(1)	Temporary contracting revenues are a component of Hudson revenues. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Constant currency

The Company defines the term “constant currency” to mean that financial data for a period are translated into U.S. Dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in revenues, direct costs, gross margin and selling, general and administrative expenses include the effect of changes in foreign currency exchange rates. Variance analysis usually describes period-to-period variances that are calculated using constant currency as a percentage. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends.

The Company believes that these calculations are a useful measure, indicating the actual change in operations. Earnings from subsidiaries are rarely repatriated to the United States, and there are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition (dollars in thousands).

	Quarter Ended June 30,
	2005			2004
	As reported	Currency Translation	Constant Currency	As reported
Hudson revenue	$348,795	$(12,553)	$336,242	$290,441
Highland revenue	16,040	(227)	15,813	16,990

Revenue	364,835	(12,780)	352,055	307,431

Direct costs	223,668	(7,580)	216,088	188,942

Gross margin	$141,167	$(5,200)	$135,967	$118,489

Selling, general and administrative expenses (a)	$135,042	$(4,414)	$130,628	$117,733

(a)	Selling, general and administrative expenses include depreciation and amortization.

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

The second quarter of the calendar year is historically very strong in the recruitment industry, and the second quarter of 2005 was no exception to this seasonal trend, as the Company achieved the best quarter, in terms of revenue, operating income and net income, since its spin-off.

Revenue for the three months ended June 30, 2005 was $364,835, an increase of $57,404, or 18.7%, as compared to revenue of $307,431 in the second quarter of 2004. On a constant currency basis, revenue increased 14.5% comparing the second quarter 2005 with the second quarter 2004. Temporary contracting revenue grew 16.8% on a constant currency basis in the second quarter of 2005 compared to second quarter 2004, in line with the Company’s strategic goal. Permanent placement and search revenue grew 10.3% and other revenue sources grew 6.9% in constant currency in second quarter 2005 compared a year ago.

Hudson revenue was $348,795 for the three months ended June 30, 2005, up 20% from $290,441 for the same period of 2004. On a constant currency basis Hudson revenue increased 15.8% comparing the second quarter 2005 with the second quarter 2004. The increase in revenue on a constant currency basis reflected increases in North America (+34%), Hudson U.K. (+11%), and Asia particularly Singapore (+43%), Hong Kong (+151%), Japan (+28%) and China (+84%). In North America the increases were in Legal (+53%), Accounting and Finance (+130%), and Engineering, Aerospace & Defense (+115%) practice groups, reflecting an increase of 25% in weekly average contractors on billing and a 24% increase in permanent recruitment. In the U.K. temporary contracting increased +14%. The increase in revenue was partially held down by smaller increases on a constant currency basis in continental Europe (+9%), particularly from low growth in permanent recruitment (+1%), and in Australia (+2%), primarily as a result of flat results in temporary contracting in these markets.

Highland revenue of $16,040 for the three months ended June 30, 2005 decreased 5.6% from $16,990 in the same period of 2004 despite a 93% increase in the Highland U.K. business in 2005 compared to 2004. During the second quarter of 2005, part of the Australian operation split off as an independent brand licensee. On a constant currency basis, Highland revenue decreased 6.9% comparing the second quarter 2005 with the second quarter 2004. The decrease, on a constant currency basis, was primarily the result of lower revenues from Australia’s operations (-69%) as a result of the split off of part of that business as an independent brand licensee, the absence of revenue from the closed continental Europe operations (-100%), and a slight decrease in North America (-3%).

Direct costs for the three months ended June 30, 2005 were $223,668, compared to $188,942 for the same period of 2004. Direct costs, related to temporary contracting as a percentage of revenue, were 82.2%, a decrease from the prior year’s 82.4%. On a constant currency basis, direct costs increased in the second quarter of 2005 in comparison to the prior year by approximately 14.4%.

Gross margin, defined as revenue less direct costs, for the three months ended June 30, 2005 was $141,167, higher by $22,678 or 19.1% from $118,489 reported in the three months ended June 30, 2004. Gross margin from temporary contracting increased slightly to 17.8% for the second quarter of 2005 from 17.6% for the same period in 2004, leaving total gross margin with a slight increase to 38.7% for the second quarter of 2005 from 38.5% for the same period in 2004. On a constant currency basis the second quarter 2005 gross margin increased by approximately 14.8% compared to the second quarter 2004. Hudson permanent placement and other services gross margin increases accounted for approximately 8.8% of the increase in the second quarter of 2005, and Hudson temporary contracting the remaining 6%. Hudson’s second quarter 2005 temporary gross margin percentage increased to 17.8% from 17.6% in the same period of 2004, primarily as a result of improved margins in North America and Asia. Highland’s second quarter 2005 gross margin on a constant currency basis decreased by 5.5% from the second quarter 2004. This was primarily due to lower gross margin from the remaining Australian operation and the closure of continental Europe.

Selling, general and administrative expenses, including depreciation and amortization, for the three months ended June 30, 2005 were $135,042 compared with $117,733 for the same period of 2004. Selling, general and administrative expenses were 37% and 38.3% as a percentage of revenue for the second quarter of 2005 and 2004, respectively. The higher 2005 expenses were primarily the result of higher salary and related expenses ($12,287) from the increase in head count of approximately 115, or 3.1%. On a constant currency basis, the second quarter 2005 selling, general and administrative expenses increased by approximately 11% compared to the second quarter 2004.

Business reorganization expenses (recoveries) for the three months ended June 30, 2005 totaled $(238) compared to $76 in the same period of 2004. The 2005 recoveries were primarily favorable lease terminations in Hudson and Highland North America and lower severance settlements and other lease costs. The 2004 expenses were for changes in estimates related to plans initiated in 2003 and 2002. There were no new reorganization programs initiated in the second quarters of 2005 or 2004. Merger and integration expenses (recoveries) reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies for lease obligations of acquisitions completed prior to June 2002.

Operating income for the three months ended June 30, 2005 was $6,355, an increase of $5,675 when compared to $680 for the comparable period in 2004. Hudson operating income in the second quarter of 2005 was $14,861 compared to $7,842 in 2004. All three regions in the Hudson segment reported operating income in the second quarter of 2005 that was higher than the comparable period in 2004. The Highland segment operating income was $373 in the second quarter of 2005, a reduction of $735 compared to $1,108 in 2004, primarily as a result of costs related to and lower revenue from the split off of part of its Australian operation as an independent brand licensee and lower income in North America, partially offset by an increase in the U.K. Corporate expenses in the second quarter of 2005 were $8,879, higher by $609 when compared to the same period in 2004, primarily from higher salary and related expenses, partially offset by lower depreciation expense.

Other non-operating expense, including net interest expense, was $224 in the second quarter of 2005 and $145 for the same period of 2004.

The provision for income taxes for the three months ended June 30, 2005 was $1,766 on a pretax income of $6,131 compared with $318 on a pretax income of $535 for the same period of 2004. The tax provision in the second quarter of 2005 related primarily to foreign tax expense in jurisdictions where there were no tax-loss carry-forwards available to offset taxable income. In the current quarter, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to variations from the U.S. tax rate in foreign jurisdictions, the absence of tax expense for certain businesses with quarterly income that have not achieved year-to-date profitability and did not record tax benefits in the prior quarter and valuation allowances on deferred tax assets and certain non-deductible expenses such as amortization, business restructuring and spin off costs and merger costs from pooling of interests transactions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Net income was $4,365 for the three months ended June 30, 2005, compared with $217 for the same period in 2004. Basic and diluted earnings per share for the second quarter of 2005 were $.21 per share and $.20 per share, respectively, compared to $.01 per share for basic and diluted shares in the second quarter of 2004.

	Six Months Ended June 30,
	2005			2004
	As reported	Currency Translation	Constant Currency	As reported
Hudson revenue	$686,800	$(19,748)	$667,052	$565,716
Highland revenue	30,904	(384)	30,520	31,519

Revenue	717,704	(20,132)	697,572	597,235

Direct costs	448,330	(11,646)	436,684	372,355

Gross margin	$269,374	$(8,486)	$260,888	$224,880

Selling, general and administrative expenses (a)	$264,798	$(7,225)	$257,573	$240,408

(a)	Selling, general and administrative expenses include depreciation and amortization.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Revenue for the six months ended June 30, 2005 was $717,704, an increase of $120,469 or 20.2% as compared to revenue of $597,235 in the first six months of 2004. On a constant currency basis revenue increased approximately 16.8% comparing the first six months of 2005 to the same period in 2004. This increase was primarily due to the higher constant currency revenue in Hudson (+17.9%), partially offset by decreases in Highland (-3.2%).

Hudson revenue was $686,800 for the six months ended June 30, 2005, up 21.4% from $565,716 for the same period of 2004. On a constant currency basis, Hudson revenue increased approximately 17.9% comparing the first six months of 2005 to the same period in 2004. The largest constant currency revenue increases were achieved in Hudson U.K.’s other services (+88.9%), Hudson North America’s increased revenue in permanent placement (+30.2%) and temporary contracting (+44.4%), and Hudson Asia’s improved permanent placement business (+51.1%), offset by slower growth in Hudson Europe due to the abandonment of its German subsidiary (+6.2%), in March 2004.

Highland revenue of $30,904 for the six months ended June 30, 2005 was down 2.0% from $31,519 in the same period of 2004, reflecting closure of a significant portion of its European operations in early 2004 and a decrease in revenue in Australia as a result of the split off of part of that business as an independent brand licensee, in 2005. On a constant currency basis, Highland revenue decreased approximately 3.2% when compared with the same period in 2004.

Direct costs for the six months ended June 30, 2005 were $448,330 compared to $372,355 for the same period of 2004. Direct costs related to temporary contracting as a percentage of revenue decreased slightly to 82.4% as compared to 83.0% in the prior year. On a constant currency basis, direct costs increased in the first six months of 2005 period in comparison to the prior year by approximately 17.3%.

Gross margin for the six months ended June 30, 2005 was $269,374, higher by $44,494 or 19.8% from $224,880 reported in the six months ended June 30, 2004. Gross margin as a percentage of revenue declined to 37.5% for the first half of 2005 from 37.7% in the first half of 2004. On a constant currency basis the first six months of 2005 gross margin increased by approximately 16.0% compared to the same period of 2004. The increase was entirely the result of increases in all revenue of Hudson. As a result of lower revenue, Highland’s gross margin decreased by approximately 0.9%.

Selling, general and administrative expenses, including depreciation and amortization, for the six months ended June 30, 2005 were $264,798, an increase of $24,390 or 10.1% as compared with $240,408 for the same period of 2004. Selling general and administrative expenses were 36.9% and 40.3%, as a percentage of revenue for the first half of 2005 and 2004, respectively. On a constant currency basis the first six months of 2005 selling, general and administrative expenses increased by approximately 7.1% compared to the same period of 2004.

Business reorganization expenses for the first six months of 2005 were $291 compared to $136 for the same period in 2004. The 2005 expenses were primarily related to the relocation of the Hudson North America Tampa office, which had been included in the reorganization of operations announced in the second quarter of 2002 and completed in the first quarter of 2005, partially offset by favorable lease terminations in Hudson and Highland North America and lower estimates for professional fees and other lease costs. The 2004 expenses were for changes in estimates related to plans initiated in 2003 and 2002. There were no reorganization programs initiated in 2005 or 2004. Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the periods presented, recoveries are changes in estimates for lease obligations of acquisitions completed prior to June 2002.

Operating income for the six months ended June 30, 2005 was $4,320, compared to an operating loss of $15,627 for the comparable period in 2004. The Hudson segment operating income in the first six months of 2005 was $22,529, compared to $1,035 in 2004. All three regions in the Hudson segment reported positive operating results for the six months ended June 30, 2005, as compared to losses in North America and Europe in 2004. Highland operating income was $469 in the first six months of 2005 compared to $665 in 2004. Corporate expenses in the first six months of 2005 were $18,678, higher by $1,351 when compared to 2004.

Other non-operating expense, including net interest expense, was $926 in the first six months of 2005 and $2,143 for the same period of 2004. Other non-operating expenses included $1,182 of losses on disposition of certain non-U.S. operations in 2004.

The provision for income taxes for the six months ended June 30, 2005 was $3,166 on a pretax income of $3,394, compared with a provision of $721 on a pretax loss of $17,770 for the same period of 2004. The higher tax provision in the first six months of 2005 related primarily to foreign tax expense in jurisdictions where there were no tax-loss carry-forwards available to offset taxable income. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% primarily due to valuation allowances on deferred tax assets related to net loss carry forwards related to continuing losses in certain tax jurisdictions, variations from the U.S. tax rate in foreign jurisdictions, and certain non-deductible expenses such as amortization, business restructuring and spin off costs and merger costs from pooling of interests transactions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Net income was $228 for the six months ended June 30, 2005, compared with a loss of $18,491 for the same period in 2004.

Basic and diluted earnings (loss) per share for the first six months of 2005 were earnings of $.01 per share compared to a basic and diluted (loss) of $1.00 per share in the first six months of 2004. For the 2004 period, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from funding working capital requirements, as well as capital investment in information technology.

As of June 30, 2005, the Company had a senior secured credit facility for $75,000 with Wells Fargo Foothill, Inc., as agent, and certain lenders (the “Foothill Credit Facility”). The maturity date of the Foothill Credit Facility is March 31, 2009. Outstanding loans bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. During the six months ended June 30, 2005, the Company borrowed $105,151 and repaid $83,237 under the Foothill Credit Facility. As of June 30, 2005, outstanding borrowings were $21,914 and the Company had letters of credit issued and outstanding of $18,518. Available credit for use under the Foothill Credit Facility as of June 30, 2005 was $28,685.

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

On March 31, 2005, the Company entered into an amendment to the Foothill Credit Facility that established an Adjusted EBITDA and capital expenditure covenant levels for fiscal year 2005. The Adjusted EBITDA covenant generally provides that the Company’s adjusted EBITDA (as defined in the Foothill Credit Facility) for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2005 may not be less than $4,500, $5,000, $6,000 and $6,000, respectively. The capital expenditure covenant provides that the Company’s capital expenditures for 2005 may not exceed $13,000.

On July 6, 2005, the Company issued 3,223,640 shares of its common stock in a registered public offering and received approximately $45,000 in net proceeds from the issuance. The Company plans to use the net proceeds from the offering to fund the growth of worldwide staffing operations, potential future acquisitions (such as the pending acquisition of Balance in the Netherlands, see Note 15 to the Consolidated Condensed Financial Statements), and general corporate purposes.

During the six months ended June 30, 2005 and 2004, the Company used cash in operating activities of $16,013 and $27,520, respectively. Cash usage decreased in 2005 from 2004 as a result of significantly reduced losses ($18,719) and lower cash requirements for business reorganization expenses ($5,052), partially offset by higher working capital requirements, particularly for accounts receivable ($7,549).

During the six months ended June 30, 2005 and 2004, the Company used cash in investing activities of $5,361 and $4,736, respectively. This use of cash was primarily related to capital expenditures in the normal course of operations. The increased use of cash in the first six months of 2005 was the result of slightly higher capital expenditures.

During the six months ended June 30, 2005 and 2004, the Company generated cash from financing activities of $22,594 and $34,754, respectively. The cash provided from financing was lower in 2005 as a result of the absence of the 2004 proceeds from the issuance of common stock ($27,919) and the 2004 Monster cash proceeds ($5,518), partially offset by higher net borrowing under the credit facility ($21,914) in 2005.

The Company believes that the cash and cash equivalents on hand at June 30, 2005, supplemented by approximately $45,000 received from the July 6, 2005 registered public offering of common stock and the Foothill Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to the Company’s management of its operating growth and working capital, fluctuations in the global economy and unemployment rates. Total third-party debt and capital leases were $6,818 and $5,194, respectively, as of June 30, 2005. The Company’s existing shelf registration statement to issue up to 1,350,000 shares of its common stock can provide it with additional available funding in connection with acquisitions.

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

All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the impact of global economic fluctuations on the Company’s temporary contracting operations, (2) the cyclical nature of the Company’s executive search and mid-market professional staffing businesses, (3) the Company’s ability to manage its growth, (4) risks associated with expansion, (5) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (6) competition in the Company’s markets, (7) fluctuations in the Company’s operating results from quarter to quarter, (8) risks relating to the Company’s foreign operations, including foreign currency fluctuations, (9) the Company’s dependence on its highly skilled professionals and key management personnel, (10) the impact of employees departing with existing executive search clients, (11) risks maintaining the Company’s professional reputation and brand name, (12) restrictions imposed by blocking arrangements, (13) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (14) the impact of government regulations, and (15) restrictions on the Company’s operating flexibility due to the terms of its credit facility. Please see “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2005 for more information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s borrowings are in fixed rate leases and seller financed notes. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. During the six months ended June 30, 2005, the Company borrowed $105,151 and repaid $83,237 under its credit facility, which bears interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Company does not trade derivative financial instruments for speculative purposes.

The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the six months ended June 30, 2005, approximately 71.2% of gross margin was earned outside the United States and collected in local currency, and related operating expenses also were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the six months ended June 30, 2005, the Company had a translation loss of $1,387, primarily attributable to the strengthening of the U.S. dollar against the British pound and the euro.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on intercompany loan balances. At June 30, 2005, the Company had no outstanding foreign currency forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2005. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2005 to ensure that material information relating to the Company, including the Company’s consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, the Company made no repurchases of its equity securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Hudson Highland Group, Inc. was held on May 6, 2005. At the meeting, the following matters were submitted to a vote of the stockholders of Hudson Highland Group, Inc.:

(1)	To elect two directors to hold office until the 2007 annual meeting of stockholders and until their successors are duly elected and qualified. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Richard W. Pehlke	12,685,388	6,984,469
Rene Schuster	12,753,562	6,916,295

The individuals continuing in the office of director after the annual meeting were Jon F. Chait, John J. Haley, David G. Offensend, Nicholas G. Moore and Jennifer Laing.

(2)	To approve an amendment to the Hudson Highland Group, Inc. Long Term Incentive Plan:

For	Against	Abstain	Broker Non Vote
11,162,662	4,556,693	72,878	3,877,624

(3)	To ratify the appointment of BDO Seidman, LLP as independent registered public accountants:

For	Against	Abstain	Broker Non Vote
19,621,056	46,594	2,207	0

ITEM 6. EXHIBITS

(a)	Exhibits: The following Exhibits are filed herewith.

4.1	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated as of March 31, 2005, by and among Hudson Highland Group, Inc., the borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein). (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Form 8-K filed April 5, 2005 (File No. 0-50129))

4.2	Amendment No. 6 to Amended Loan and Restated Loan and Security Agreement, dated as of May 2, 2005, among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein). (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Form 8-K filed May 5, 2005 (File No. 0-50129))

4.3	Amendment No. 8 to Amended and Restated Loan and Security Agreement, dated as of June 8, 2005, by and among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein). (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Form 8-K filed June 14, 2005 (File No. 0-50129))

10.1	Hudson Highland Group Executive Employment Agreement, effective as of June 1, 2005, between Hudson Highland Group, Inc. and Elaine A. Kloss. (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Form 8-K filed June 2, 2005 (File No. 0-50129))

10.2	Executive Agreement by and between Hudson Highland Group, Inc. and Richard W. Pehlke. (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Form 8-K filed June 15, 2005 (File No. 0-50129))

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC. (Registrant)

	By:	/s/ JON F. CHAIT
Jon F. Chait Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2005

	By:	/s/ RICHARD W. PEHLKE
Richard W. Pehlke Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 5, 2005

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
4.1	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated as of March 31, 2005, by and among Hudson Highland Group, Inc., the borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein). (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Form 8-K filed April 5, 2005 (File No. 0-50129))

4.2	Amendment No. 6 to Amended Loan and Restated Loan and Security Agreement, dated as of May 2, 2005, among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein). (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Form 8-K filed May 5, 2005 (File No. 0-50129))

4.3	Amendment No. 8 to Amended and Restated Loan and Security Agreement, dated as of June 8, 2005, by and among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein). (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Form 8-K filed June 14, 2005 (File No. 0-50129))

10.1	Hudson Highland Group Executive Employment Agreement, effective as of June 1, 2005, between Hudson Highland Group, Inc. and Elaine A. Kloss. (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Form 8-K filed June 2, 2005 (File No. 0-50129))

10.2	Executive Agreement by and between Hudson Highland Group, Inc. and Richard W. Pehlke. (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Form 8-K filed June 15, 2005 (File No. 0-50129))

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.