Form 10-Q
period 2005-09-30
HUDSON HIGHLAND GROUP INC
filed 2005-11-04
CIK 1210708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒    No.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No.  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding on October 31, 2005
Common Stock	24,228,421

HUDSON HIGHLAND GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$356,604	$315,029	$1,074,307	$912,264

Direct costs (Note 5)	221,436	198,615	669,765	570,970

Gross margin	135,168	116,414	404,542	341,294

Selling, general and administrative expenses	126,661	115,797	381,974	346,211
Depreciation and amortization	4,217	4,368	13,701	14,362
Business reorganization (recoveries) expenses	(149)	3,314	143	3,450
Merger and integration recoveries	—	(317)	(35)	(354)

Operating income (loss)	4,439	(6,748)	8,759	(22,375)

Other income (expense):
Other income (expense), net	380	128	376	(1,759)
Interest income (expense), net	(331)	203	(1,253)	(53)

Income (loss) before provision for income taxes	4,488	(6,417)	7,882	(24,187)
Provision for income taxes	2,193	530	5,359	1,251

Net income (loss)	$2,295	$(6,947)	$2,523	$(25,438)

Income (loss) per share:
Basic earnings (loss)	$.10	$(.34)	$.12	$(1.33)
Diluted earnings (loss)	$.09	$(.34)	$.11	$(1.33)

Weighted average shares outstanding:
Basic	23,875,000	20,306,000	21,686,000	19,146,000
Diluted	25,540,000	20,306,000	22,951,000	19,146,000

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,698	$21,064
Accounts receivable, net	241,127	197,582
Prepaid and other	15,977	14,187

Total current assets	290,802	232,833

Property and equipment, net	32,644	36,360
Intangibles, net	31,200	6,104
Other assets	5,233	6,081

Total assets	$359,879	$281,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,595	$27,023
Accrued expenses and other current liabilities	146,685	140,903
Short-term borrowings and current portion of long-term debt	25,784	4,066
Accrued business reorganization expenses	5,079	8,930
Accrued merger and integration expenses	1,487	1,872

Total current liabilities	215,630	182,794

Accrued business reorganization expenses, non-current	4,439	6,832
Accrued merger and integration expenses, non-current	2,121	3,329
Other non-current liabilities	4,396	2,648
Long-term debt, less current portion	1,134	2,041

Total liabilities	227,720	197,644

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 24,210,911 and 20,612,966 shares, respectively	24	21
Additional paid-in capital	403,550	353,825
Accumulated deficit	(309,053)	(311,576)
Accumulated other comprehensive income — translation adjustments	37,868	41,694
Treasury stock, 15,798 shares	(230)	(230)

Total stockholders’ equity	132,159	83,734

	$359,879	$281,378

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,523	$(25,438)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,701	14,362
Provision for (recovery of) doubtful accounts	2,016	(950)
Net (gain) loss on disposal of assets	(559)	1,182
Deferred income taxes	2,200	(20)
Restricted stock amortization	570	670
Changes in assets and liabilities:
Increase in accounts receivable	(57,317)	(33,730)
(Increase) decrease in other assets	(4,551)	6,584
Increase in accounts payable, accrued expenses and other liabilities	27,583	21,077
Decrease in accrued business reorganization expenses	(5,587)	(8,839)
Decrease in accrued merger and integration expenses	(1,366)	(2,318)

Total adjustments	(23,310)	(1,982)

Net cash used in operating activities	(20,787)	(27,420)

Cash flows from investing activities:
Capital expenditures	(8,264)	(6,245)
Purchase of businesses, net of cash acquired	(25,782)	(43)

Net cash used in investing activities	(34,046)	(6,288)

Cash flows from financing activities:
Borrowings under credit facility	218,426	13,550
Repayments under credit facility	(195,226)	(13,550)
Issuance of common stock – Employee Stock Purchase Plan	1,302	1,078
Issuance of common stock – Long Term Incentive Plan option exercises	1,319	1,364
Payments on short and long-term debt	(2,687)	(1,200)
Proceeds from issuance of common stock	44,974	27,919
Proceeds from receivable from Monster	—	5,518
Purchase of restricted stock from employees	—	(230)

Net cash provided by financing activities	68,108	34,449

Effect of exchange rate changes on cash and cash equivalents	(641)	(350)

Net increase in cash and cash equivalents	12,634	391

Cash and cash equivalents, beginning of period	21,064	26,137

Cash and cash equivalents, end of period	$33,698	$26,528

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,880	$1,540
Taxes	$4,247	$1,140

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance January 1, 2005	$21	$353,825	$(311,576)	$41,694	$(230)	$83,734
Net Income	—	—	2,523	—	—	2,523
Other comprehensive loss, translation adjustments	—	—	—	(3,826)	—	(3,826)
Issuance of shares for 401(k) plan	—	1,563	—	—	—	1,563
Issuance of shares from exercise of stock options	—	1,319	—	—	—	1,319
Issuance of shares for employee stock purchase plan	—	1,302	—	—	—	1,302
Issuance of shares	3	44,971	—	—	—	44,974
Restricted stock issuance and related compensation charge	—	570	—	—	—	570

Balance September 30, 2005	$24	$403,550	$(309,053)	$37,868	$(230)	$132,159

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

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The Company was historically the combination of 67 acquisitions (the “Constituent Companies”) made between 1999 and 2002, which became the eResourcing and Executive Search divisions (“HH Group”) of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. Some of the Company’s constituent businesses have operated for more than 20 years. On March 31, 2003 (the “Distribution Date”), Monster spun-off the Company to its stockholders, and the Company has since operated as an independent publicly held company, expanding through four acquisitions and reorganizing a number of smaller business units after determining that those businesses were not viable profit centers. On February 2, 2005, the Board of Directors of the Company declared a two-for-one stock split effected in the form of a 100% stock dividend payable on February 25, 2005 to stockholders of record as of February 14, 2005. All share and per share amounts in this Form 10-Q are presented on a post-stock split basis.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the Company’s earnings (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options is determined by applying the “treasury stock” method. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three and nine month periods ended September 30, 2004, the effect of approximately 918,000 and 952,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

Description of Business Segments

The Company is one of the world’s largest specialized professional staffing, retained executive search and human capital solutions providers. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into two business segments, the Hudson businesses (“Hudson”) and Highland Partners (“Highland”), which constituted approximately 89% and 11% of the Company’s gross margin, respectively, for the nine months ended September 30, 2005. The Company helps its clients in recruiting employees in a wide variety of positions ranging from mid-level or professional candidates to senior executives.

Hudson. Hudson provides temporary and contract personnel and permanent recruitment services to a wide range of clients through its Hudson Global Resources unit. With respect to temporary and contract personnel, Hudson focuses on providing candidates with professional qualifications, including accounting and finance, legal and technology. The length of temporary assignment can vary widely, but assignments in the professional sectors tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals, typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular business sectors, such as financial services or technology, and candidates possessing particular professional qualifications, such as accounting and finance, information technology and communications, legal and engineering. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

Hudson also provides a variety of other services through its Human Capital Solutions unit that encompass services including, among others, customized interactive recruiting and human resource solutions, executive assessment and coaching, performance management, organizational effectiveness, and career transition. Through the Hudson Center for High Performance, Hudson also offers leadership solutions designed to assist senior management in enhancing the operating performance of large organizations. These services enable Hudson to offer clients a comprehensive set of human capital management services, across the entire life cycle of employment, ranging from providing temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent executives and professionals, to outplacement.

Hudson operates on a global basis in over 20 countries from over 110 offices with first nine months of 2005 revenue of approximately 32% in North America, 35% in Europe (including the United Kingdom), and 33% in the Asia Pacific region (primarily Australia and New Zealand).

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

Highland, an executive search boutique with global capabilities, operates in 15 practice offices in four countries. For the nine months ended September 30, 2005, approximately 75% of revenue in the Highland business was derived in North America.

Corporate expenses are reported separately from the two segments and consist primarily of expenses for compensation, marketing, occupancy, professional fees, and general administration costs.

NOTE 3 – STOCK BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with APB No. 25 Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock. Any options issued with an exercise price below the quoted market price on the date of the approved grant have a related compensation expense, which is recognized in the accompanying financial statements. The Company adopted the disclosure only provisions of Statement of Financial Accounting Standard (“SFAS”) 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which require certain financial statement disclosures, including pro forma operating results as if the Company had prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation.

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

		Quarter Ended September 30,		Nine Months Ended September 30,
		2005	2004	2005	2004
Reported net income (loss)		$2,295	$(6,947)	$2,523	$(25,438)
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards	(1,134)	(822)	(3,491)	(2,791)

Pro forma net income (loss)		$1,161	$(7,769)	$(968)	$(28,229)

Earnings (loss) per share:
As reported basic net income (loss)		$.10	$(.34)	$.12	$(1.33)

As reported diluted net income (loss)		$.09	$(.34)	$.11	$(1.33)

Pro forma net income (loss):
Basic		$.05	$(.38)	$(.04)	$(1.47)

Diluted		$.05	$(.38)	$(.04)	$(1.47)

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 21, 2004, the Financial Accounting Standards Board (the “FASB”) issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides guidance under SFAS No. 109 Accounting for Income Taxes (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company plans to evaluate the effects of the repatriation provision to determine how it will apply this provision.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB No. 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after adoption of SFAS 123R and unvested portions of previously issued and outstanding awards.

The SEC amended the effective date of SFAS 123R with a new rule issued on April 14, 2005 to amend the compliance date for SFAS 123R that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

The Company currently expects to adopt SFAS 123R effective January 1, 2006; however, the Company has not yet determined which of the aforementioned adoption methods it will use. Based upon the stock options granted and estimates of employee contributions to the Employee Stock Purchase Plan and subject to a complete management review, the Company expects the adoption of SFAS 123R would reduce pre-tax income by approximately $3,200 for the year ended 2006, based upon current stock compensation plans. As a result of the Company’s inability to recognize current tax benefits on reported net losses, tax benefits are not expected to be recorded in the near future. The Company has not changed any of its stock compensation plans as a result of the impending adoption of SFAS 123R, but maintains the right to amend, suspend or terminate any plan at any time.

On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS 153 on July 1, 2005 did not have an effect on its consolidated financial statements.

NOTE 5 - REVENUES, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	Quarter Ended September 30, 2005			Quarter Ended September 30, 2004
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$258,454	$98,150	$356,604	$223,653	$91,376	$315,029
Direct costs (1)	210,550	10,886	221,436	184,308	14,307	198,615

Gross margin	$47,904	$87,264	$135,168	$39,345	$77,069	$116,414

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$772,760	$301,547	$1,074,307	$641,740	$270,524	$912,264
Direct costs (1)	634,341	35,424	669,765	531,525	39,445	570,970

Gross margin	$138,419	$266,123	$404,542	$110,215	$231,079	$341,294

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent placement and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of temporary and permanent placements, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

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

In the following tables, amounts under the “Utilization” caption are primarily the cash payments associated with the plans and amounts in the “Changes in estimate” column represent amounts charged to business reorganization expenses in the Company’s statement of operations. Business reorganization expense activities and liability balances were as follows:

Nine Months ended September 30, 2005	December 31, 2004	Changes in estimate	Utilization	September 30, 2005
Consolidation of excess facilities	$12,894	$326	$(4,906)	$8,314
Workforce reduction	663	(124)	(168)	371
Professional fees and other	2,205	(59)	(1,313)	833

Total	$15,762	$143	$(6,387)	$9,518

The following table presents a summary of plan activity related to business reorganization costs by plan period.

Nine Months ended September 30, 2005	December 31, 2004	Changes in estimate	Utilization	September 30, 2005
Second Quarter 2002 Plan	$3,062	$336	$(1,703)	$1,695
Fourth Quarter 2002 Plan	7,921	5	(2,238)	5,688
Fourth Quarter 2003 Plan	4,779	(198)	(2,446)	2,135

Total	$15,762	$143	$(6,387)	$9,518

NOTE 7 - BUSINESS COMBINATIONS

Acquisitions

On August 17, 2005, the Company and its subsidiary Hudson Group Holdings B.V. completed the acquisition of all of the shares of Balance Ervaring op Projectbasis B.V. (“Balance”), a leading professional temporary and contract-staffing firm in the Netherlands, pursuant to a Share Purchase Agreement (the “Purchase Agreement”), dated July 19, 2005. The Purchase Agreement provided for a payment at closing of 17,750 euros, up to 3,000 euros in escrow to be paid to the sellers in 2006 based upon 2005 earnings thresholds for Balance, and additional earn-out payments of up to 4,250 euros, based on higher earnings thresholds for Balance from 2005 through 2007. Converted to U.S. dollars, the payment in euros at closing and the escrow amount totaled $24,210 (net of cash acquired of $1,900). The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($5,131 in other assets, $4,038 in liabilities) with the excess of $23,117 allocated to goodwill and amortizable intangibles and deferred tax benefits. The Company is still in the process of completing the allocation of the excess purchase price. SFAS No. 141, Business Combinations (“SFAS 141”) requires disclosure of pro forma results as though the business combination had been completed as of the beginning of the periods being reported. The following unaudited pro forma results are not necessarily indicative of the results that would have been achieved if the Company had acquired Balance at the beginning of the periods presented: net income for the three and nine month periods ended September 30, 2005 would have been approximately $2,649 ($.11 per basic share) and $4,333 ($.20 per basic share), respectively. The effect on net loss and loss per share for comparable 2004 periods and on revenue in the four periods presented would not have been material.

Pursuant to the purchase agreement for a 2004 acquisition, the Company paid a contingent payout of $1,455 to the sellers in July 2005 and the amount paid was added to the recorded value of goodwill. The Company also purchased a Ukrainian business in August 2005 for $117.

The results of the Balance and Ukranian businesses have been included in the Hudson segment of the consolidated financial statements since the respective dates acquired.

Accrued Merger and Integration Expenses

In connection with plans relating to pooled entities, the Company recovered $35 and $354 in the first nine months of 2005 and 2004, respectively, relating to integration activities included as a component of merger and integration expenses. All merger and integration accruals and expenses consist of obligations from assumed leases on closed facilities.

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

Details of merger and integration activity by plan for the nine months ended September 30, 2005 follow:

	December 31, 2004	Expense	Utilization	September 30, 2005
2000 Plans	$2,407	$—	$(545)	$1,862
2001 Plans	800	(35)	(236)	529
2002 Plans	1,994	—	(777)	1,217

Total	$5,201	$(35)	$(1,558)	$3,608

NOTE 8 - TAXES

The provision for income taxes for the nine months ended September 30, 2005 was $5,359 on a pretax income of $7,882, compared with a provision of $1,251 on a pretax loss of $24,187 for the same period of 2004. The higher tax provision in the first nine months of 2005 related primarily to the increase in foreign tax expense in jurisdictions where there were no tax-loss carry-forwards available to offset taxable income. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses, primarily corporate expenses. Other factors also include valuation allowances on deferred tax assets related to net loss carry forwards, continuing losses in certain tax jurisdictions, variations from the U.S. tax rate in foreign jurisdictions, and certain non-deductible expenses such as amortization, business restructuring and spin off costs and merger costs from pooling of interests transactions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine month period ended September 30, 2005, the Company entered into a capital lease obligation for a financial and operational application software package with a fair value of $2,055. Also, the Company issued 94,958 shares of its common stock to satisfy its 2004 contribution liability to the 401(k) Savings Plan; the value of these shares at issuance was $1,563.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting, employment and non-compete agreements with certain key management personnel, executive search consultants and former owners of acquired businesses. Agreements with key members of management are on an at will basis, provide for compensation and severance payments under certain circumstances and are automatically renewed annually unless either party gives sufficient notice of termination. Agreements with certain consultants and former owners of acquired businesses are generally two to five years in length.

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

NOTE 11 - FINANCIAL INSTRUMENTS

On July 6, 2005, the Company issued 3,223,640 shares of its common stock in a registered public offering and received $44,974 in net proceeds from the issuance.

Credit Facility

The Company has a senior secured credit facility for $75,000 with Wells Fargo Foothill, Inc., as agent, and certain lenders (the “Foothill Credit Facility”). The maturity date of the Foothill Credit Facility is March 31, 2009. Outstanding loans bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. During the nine months ended September 30, 2005, the Company borrowed $218,426 and repaid $195,226 under the Foothill Credit Facility. As of September 30, 2005, outstanding borrowings were $23,200 and the Company had letters of credit issued and outstanding of $16,277. Available credit for use under the Foothill Credit Facility as of September 30, 2005 was $17,297.

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

Derivatives Held for Purposes Other Than Trading

The Company periodically enters into forward contracts to reduce exposure to exchange rate risk related to short-term intercompany loans denominated in currencies other than the functional currency. The fair values for all derivatives are recorded in other assets or other liabilities in the consolidated balance sheets. There were no derivatives outstanding as of September 30, 2005.

NOTE 12 - COMPREHENSIVE INCOME

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$2,295	$(6,947)	$2,523	$(25,438)
Other comprehensive loss - translation adjustments	(2,439)	(22)	(3,826)	(456)

Total comprehensive loss	$(144)	$(6,969)	$(1,303)	$(25,894)

NOTE 13 - RELATED PARTY TRANSACTIONS

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

NOTE 14 - SEGMENT AND GEOGRAPHIC DATA

The Company operates in two business segments: Hudson and Highland. The Company conducts operations in the following geographic regions: North America, the Asia/Pacific Region (primarily Australia), the United Kingdom and Continental Europe. The Company aggregates its operations by geographic area into two reportable segments based on similarities in services and economic characteristics.

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

Information by business segment	Quarter Ended September 30,		As of and for the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Hudson	$341,256	$300,828	$1,028,054	$866,544
Highland	15,348	14,201	46,253	45,720

	$356,604	$315,029	$1,074,307	$912,264

Gross Margin
Hudson	$120,657	$102,931	$360,731	$298,288
Highland	14,511	13,483	43,811	43,006

	$135,168	$116,414	$404,542	$341,294

Depreciation and amortization
Hudson	$3,744	$3,860	$12,264	$11,192
Highland	327	473	1,023	1,305
Corporate	146	35	414	1,865

	$4,217	$4,368	$13,701	$14,362

Business reorganization expenses (recoveries)
Hudson	$(1)	$706	$430	$891
Highland	(148)	2,608	(287)	2,559

	$(149)	$3,314	$143	$3,450

Operating income (loss)
Hudson	$12,655	$4,346	$35,183	$5,381
Highland	1,228	(2,597)	1,698	(1,932)
Corporate expenses	(9,444)	(8,497)	(28,122)	(25,824)

Operating income (loss)	4,439	(6,748)	8,759	(22,375)
Interest and other income (expense), net	49	331	(877)	(1,812)

Income (loss) before provision for income taxes	$4,488	$(6,417)	$7,882	$(24,187)

Accounts receivable, net
Hudson			$233,087	$173,641
Highland			8,040	8,211

			$241,127	$181,852

Long-lived assets, net of accumulated amortization
Hudson			$55,994	$34,358
Highland			1,606	2,646
Corporate			6,244	5,936

			$63,844	$42,940

NOTE 14 - SEGMENT AND GEOGRAPHIC DATA (continued)

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
Quarter Ended September 30, 2005
Revenue	$119,072	$87,275	$93,028	$27,528	$28,080	$1,621	$356,604

Long-lived assets	$26,782	$6,210	$4,282	$25,258	$1,042	$270	$63,844

Quarter Ended September 30, 2004
Revenue	$93,456	$79,987	$93,641	$22,634	$23,821	$1,490	$315,029

Long-lived assets	$21,445	$10,504	$5,786	$3,323	$1,639	$243	$42,940

Nine Months Ended September 30, 2005
Revenue	$359,440	$256,276	$288,456	$84,311	$80,967	$4,857	$1,074,307

Nine Months Ended September 30, 2004
Revenue	$265,310	$245,058	$258,465	$74,231	$65,056	$4,144	$912,264

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. as of September 30, 2005, the related consolidated condensed statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, the related consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2005 and 2004 and the consolidated condensed statement of changes in stockholders’ equity for the nine-month period ended September 30, 2005 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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
October 25, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share data)

The following discussion should be read in conjunction with the consolidated condensed financial statements and the notes thereto, included in Item 1 of this Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements

Hudson Highland Group, Inc. (the “Company” or “we”, “us” and “our”) is one of the world’s largest specialized professional staffing, retained executive search and human capital solutions providers. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into two principal business segments, the Hudson businesses (“Hudson”) and Highland Partners (“Highland”), which constituted approximately 89% percent and 11% of gross margin, respectively, for the nine months ended September 30, 2005. We help our clients in recruiting employees in a wide variety of positions ranging from mid-level or professional candidates to senior executives.

Strategic Goals and Actions

With the focus of our management to continue the Company’s recent profitability, we are continuing with several initiatives in 2005 that we began in 2004 to meet our long-term strategic goals.

•	Increase the portion of our revenues attributable to temporary contracting in higher margin specializations to offset the volatility inherent in permanent recruitment. On August 17, 2005, we completed the purchase of Balance Ervaring op Projectbasis B.V. (“Balance”), a leading professional temporary and contract staffing firm in the Netherlands.

•	Increase the portion of our revenue attributable to the North American market.

•	Exiting unprofitable and low margin markets and businesses, while focusing on our high margin core businesses.

•	Realign our expense structure and infrastructure costs in various markets including office relocations and closures, and management staff reductions, to better match our business mix and improve the potential profitability of those operations.

•	Continue to reposition our Highland business as a global boutique. The strategic direction that we are following with our Highland businesses is to become an executive search boutique with global capabilities, operating at the highest end of the executive search market with a limited number of highly experienced partners. In the second quarter of 2005, part of our Australian operation split off as an independent brand licensee.

•	In June 2005, we increased the maximum borrowing level allowed under our credit agreement to $75,000 and extended the maturity date of the credit agreement to March 31, 2009.

•	On July 6, 2005, we issued 3,223,640 shares of our common stock in a registered public offering and received $44,974 in net proceeds from the issuance. We have used and plan to continue to use the proceeds to fund the growth of worldwide staffing operations, make acquisitions (such as the completed purchase of Balance) and for general corporate purposes.

•	Our acquisition shelf registration enables us to issue up to 1,350,000 of our common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies.

Hudson. Hudson provides temporary and contract personnel and permanent recruitment services to a wide range of clients through its Hudson Global Resources unit. With respect to temporary and contract personnel, Hudson focuses on providing candidates with professional qualifications, including accounting and finance, legal and technology. The length of temporary assignment can vary widely, but assignments in the professional sectors tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals, typically earning between $50,000 and $150,000 annually, and possessing professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, the sales strategy focuses on both clients operating in particular business segments, such as financial services, or technology, and candidates possessing particular professional qualifications, such as accounting and finance, information technology and communications, legal and engineering. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assess talent and help predict whether a candidate will be successful in a given role.

Hudson also provides a variety of other services through its Human Capital Solutions unit that encompass services including, among others, customized interactive recruiting and human resource solutions, executive assessment and coaching, diversity assessment and consulting, performance management, organizational effectiveness, and career transition. Through the Hudson Center for High Performance, Hudson also offers leadership solutions designed to assist senior management in enhancing the operating performance of large organizations. These services enable Hudson to offer clients a comprehensive set of human capital management services, across the entire life cycle of employment, ranging from providing temporary workers, to assessment or coaching of permanent staff, to recruitment or search for permanent executives and professionals, to outplacement.

Hudson operates on a global basis in over 20 countries from over 110 offices with first nine months 2005 revenue of approximately 32% in North America, 35% in Europe (including the United Kingdom), and 33% in the Asia Pacific region (primarily Australia and New Zealand).

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

Highland, an executive search boutique with global capabilities, operates in 15 practice offices in four countries. For the nine months ended September 30, 2005, approximately 75% of revenue in the Highland business was derived in North America.

Corporate expenses are reported separately from the two segments and consist primarily of compensation, marketing and lease expense, and professional fees.

Results of Operations

The following table sets forth selected financial results for the Company.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Hudson revenue	$341,256	$300,828	$1,028,054	$866,544
Highland revenue	15,348	14,201	46,253	45,720

	$356,604	$315,029	$1,074,307	$912,264

Hudson gross margin	$120,657	$102,931	$360,731	$298,288
Highland gross margin	14,511	13,483	43,811	43,006

	$135,168	$116,414	$404,542	$341,294

Gross margin as a percentage of revenue	37.9%	37.0%	37.7%	37.4%

Hudson operating income	$12,655	$4,346	$35,183	$5,381
Highland operating income	1,228	(2,597)	1,698	(1,932)
Corporate expenses	(9,444)	(8,497)	(28,122)	(25,824)

Operating income (loss)	$4,439	$(6,748)	$8,759	$(22,375)

Net income (loss)	$2,295	$(6,947)	$2,523	$(25,438)

Temporary Contracting Data (1):
Temporary contracting revenue	$258,454	$223,653	$772,760	$641,740
Direct costs of temporary contracting	210,550	184,308	634,341	531,525

Temporary contracting gross margin	$47,904	$39,345	$138,419	$110,215

Gross margin as a percent of revenue	18.5%	17.6%	17.9%	17.2%

(1)	Temporary contracting revenues are a component of Hudson revenues. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

	Quarter Ended September 30,
	2005			2004
	As reported	Currency Translation	Constant Currency	As reported
Hudson revenue	$341,256	$(5,122)	$336,134	$300,828
Highland revenue	15,348	(71)	15,277	14,201

Revenue	356,604	(5,193)	351,411	315,029
Direct costs	221,436	(3,797)	217,639	198,615

Gross margin	$135,168	$(1,396)	$133,772	$116,414

Selling, general and administrative expenses (a)	$130,878	$(1,005)	$129,873	$120,165

(a)	Selling, general and administrative expenses include depreciation and amortization.

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Revenue for the three months ended September 30, 2005 was $356,604, an increase of $41,575, or 13.2%, compared to revenue of $315,029 in the third quarter of 2004. On a constant currency basis, revenue increased 11.5% comparing the third quarter 2005 with the third quarter 2004. Temporary contracting revenue grew 13.6% on a constant currency basis in the third quarter of 2005 compared to third quarter 2004, in line with the Company’s strategic goal. Permanent placement and search revenue grew 9.1%, and other revenue sources were essentially unchanged in constant currency in third quarter 2005 compared to a year ago.

Hudson revenue was $341,256 for the three months ended September 30, 2005, up 13.5% from $300,828 for the same period of 2004. On a constant currency basis Hudson revenue increased 11.7% comparing the third quarter 2005 with the third quarter 2004. The increase in revenue on a constant currency basis reflected increases in North America (+31%); in the Asian businesses (+26%), particularly in Japan (+32%), Hong Kong (+56%) and China (+42%), in the New Zealand business (+8%), as well as the August 2005 Balance acquisition. In North America, the largest increases were in Legal (+82%), Accounting and Finance (+62%), and Engineering, Aerospace & Defense (+87%) practice groups, reflecting an increase of 26% in weekly average contractors on billing, the Company’s measurement of unit volume, which lead to a 26% increase in temporary contracting revenue and a 73% increase in permanent recruitment revenue. Smaller increases on a constant currency basis were reported in Europe (+4%), in large part due to exiting a low margin temporary contracting payroll service in the U.K., and in Australia (+3%). For the quarter on a constant currency basis, Balance accounted for approximately 13% of the increase in revenue.

Highland revenue of $15,348 for the three months ended September 30, 2005 increased 8.1% from $14,201 in the same period of 2004 primarily as a result of a 152% increase in the Highland U.K. business in 2005 compared to 2004. On a constant currency basis, Highland revenue increased 7.6% comparing the third quarter 2005 with the third quarter 2004. The revenue increase was primarily the result of higher revenue in the U.K., partially offset by lower revenue from Australia’s operations (-48%) as a result of the split off of part of that business as an independent brand licensee during the second quarter of 2005 and essentially flat results in North America.

Direct costs for the three months ended September 30, 2005 were $221,436, compared to $198,615 for the same period of 2004. Direct costs related to temporary contracting as a percentage of revenue, were 81.5%, a decrease from the prior year’s 82.4%. On a constant currency basis, direct costs increased in the third quarter of 2005 by approximately 9.6% in comparison to the prior year.

Gross margin, defined as revenue less direct costs, for the three months ended September 30, 2005 was $135,168, higher by $18,754 or 16.1% from $116,414 reported in the three months ended September 30, 2004. Gross margin percentage from temporary contracting increased to 18.5% for the third quarter of 2005 from 17.6% for the same period in 2004, resulting in total gross margin of 37.9% for the third quarter of 2005, an increase from 37.0% for the same period in 2004. The acquisition of Balance added 0.3% to the temporary gross margin percentage in the third quarter. On a constant currency basis the third quarter 2005 gross margin increased by approximately 14.9% compared to the third quarter 2004. Hudson permanent placement and other services gross margin increases accounted for approximately 7% of the increase in the third quarter of 2005, and Hudson temporary contracting services approximately 8%. Hudson’s third quarter 2005 gross margin on a constant currency basis increased primarily as a result of improved margins in North America temporary contracting (+17%) and permanent placement (+72%) services, primarily in the Legal (+57%), Accounting and Finance (+57%), and Engineering, Aerospace & Defense (+109%) practice groups, as well as European margin increases (+18%), primarily from U.K. temporary contracting (+31%) and the acquisition of Balance, and Asia’s permanent placement services (31%). Highland’s third quarter 2005 gross margin on a constant currency basis increased by 7.1% from the third quarter 2004 and was primarily the result of a higher gross margin in the U.K. (161%), partially offset by decreases from Australia’s operations (-42%) as a result of the split off of part of that business as an independent brand licensee, and slightly lower results in North America (-2%).

Selling, general and administrative expenses, including depreciation and amortization, for the three months ended September 30, 2005 were $130,878 compared with $120,165 for the same period of 2004, an increase of 8.9%. Selling, general and administrative expenses were 36.9% and 38.1% as a percentage of revenue for the third quarter of 2005 and 2004, respectively. The higher 2005 expenses were primarily the result of higher salary and related expenses ($8,906) from the increase in head count of approximately 73, or 2%. On a constant currency basis, the third quarter 2005 selling, general and administrative expenses increased by approximately 8% compared to the third quarter 2004.

Business reorganization expenses (recoveries) for the three months ended September 30, 2005 totaled $(149) compared to $3,314 in the same period of 2004. The 2005 recoveries were primarily a result of favorable sublease agreements in Highland North America. Expenses for 2004 were for changes in estimates related to plans initiated in 2003 and 2002, primarily leases for Highland North America and Hudson North America. There were no new reorganization programs initiated in the third quarters of 2005 or 2004. Merger and integration expenses (recoveries) reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies for lease obligations of acquisitions completed prior to September 2002.

Operating income for the three months ended September 30, 2005 was $4,439, an increase of $11,187 when compared to operating loss of $6,748 for the comparable period in 2004. Hudson operating income in the third quarter of 2005 was $12,655 compared to $4,346 in 2004. All three regions in the Hudson segment reported operating income in the third quarter of 2005 that was higher than the comparable period in 2004. The Highland segment operating income was $1,228 in the third quarter of 2005, an increase of $3,825 compared to an operating loss of $2,597 in 2004. Corporate expenses in the third quarter of 2005 were $9,444, higher by $947 when compared to the same period in 2004, primarily from higher salary and related expenses, partially offset by lower depreciation expense.

Other non-operating income, including net interest expense, was $49 in the third quarter of 2005, lower by $282 when compared to $331 for the same period of 2004 as a result of higher interest expense, offset by favorable foreign exchange gains.

The provision for income taxes for the three months ended September 30, 2005 was $2,193 on a pretax income of $4,488 compared with $530 on a pretax loss of $6,417 for the same period of 2004. The tax provision in the third quarter of 2005 related primarily to foreign tax expense in jurisdictions where there were no tax-loss carry-forwards available to offset taxable income. In the current quarter, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses, primarily corporate expenses. Other factors also include variations from the U.S. tax rate in foreign jurisdictions, the absence of tax expense for certain businesses with quarterly income that have not achieved year-to-date profitability and did not record tax benefits in the prior quarter and valuation allowances on deferred tax assets and certain non-deductible expenses such as amortization, business restructuring and spin off costs and merger costs from pooling of interests transactions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Net income was $2,295 for the three months ended September 30, 2005, compared with net loss of $6,947 for the same period in 2004. Basic and diluted earnings per share for the third quarter of 2005 were $0.10 per share and $0.09 per share, respectively, compared to a loss of $0.34 per share for basic and diluted shares in the third quarter of 2004.

	Nine Months Ended September 30,
	2005			2004
	As reported	Currency Translation	Constant Currency	As reported
Hudson revenue	$1,028,054	$(24,869)	$1,003,185	$866,544
Highland revenue	46,253	(455)	45,798	45,720

Revenue	1,074,307	(25,324)	1,048,983	912,264
Direct costs	669,765	(15,442)	654,323	570,970

Gross margin	$404,542	$(9,882)	$394,660	$341,294

Selling, general and administrative expenses (a)	$395,675	$(8,229)	$387,446	$360,573

(a)	Selling, general and administrative expenses include depreciation and amortization.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Revenue for the nine months ended September 30, 2005 was $1,074,307 an increase of $162,043 or 17.8% as compared to revenue of $912,264 in the first nine months of 2004. On a constant currency basis revenue increased approximately 15% comparing the first nine months of 2005 to the same period in 2004. This increase was primarily due to the higher constant currency revenue in Hudson (+15.8%), partially offset by decreases in Highland (-0.2%).

Hudson revenue was $1,028,054 for the nine months ended September 30, 2005, up 18.7% from $866,544 for the same period of 2004. On a constant currency basis, Hudson revenue increased approximately 15.8% comparing the first nine months of 2005 to the same period in 2004. The largest constant currency revenue increases were achieved in Hudson North America’s temporary services (+38.7%) and permanent placement services (+45.6%), Hudson U.K.’s increased revenue in temporary contracting services (+11.3%), Hudson Asia permanent placement services (+43.4%), New Zealand (+8.8%), as well as the August 2005 acquisition, with slower growth in Hudson continental Europe (+5.6%) and Australia (+0.8%).

Highland revenue of $46,253 for the nine months ended September 30, 2005 increased 1.2% from $45,720 in the same period of 2004. This was due to increased revenue in Highland U.K. (+82.9%), partially offset by the absence of revenue from continental Europe (-100.0%) and Highland Australia (-58.9%), as a result of the Australian operation split off as an independent brand licensee in the second quarter of 2005. On a constant currency basis, Highland revenue decreased approximately 0.2% when compared with the same period in 2004.

Direct costs for the nine months ended September 30, 2005 were $669,765 compared to $570,970 for the same period of 2004. Direct costs related to temporary contracting as a percentage of revenue decreased slightly to 82.1% as compared to 82.8% in the prior year. On a constant currency basis, direct costs increased in the first nine months of 2005 period in comparison to the prior year by approximately 14.6%.

Gross margin for the nine months ended September 30, 2005 was $404,542, higher by $63,248 or 18.5% from $341,294 reported in the nine months ended September 30, 2004. Gross margin percentage from temporary contracting increased to 17.9% for the third quarter of 2005 from 17.2% for the same period in 2004, resulting in total gross margin of 37.7% for the third quarter of 2005, an increase from 37.4% for the same period in 2004. The acquisition of Balance in August 2005 added 0.1% to the temporary gross margin percentage in the first nine months. On a constant currency basis, the first nine months of 2005 gross margin increased by approximately 15.6% compared to the same period of 2004. Hudson’s gross margin for the first nine months of 2005 on a constant currency basis increased primarily as a result of improved margins in North America temporary contracting (+37%) and permanent placement (+46%) services, U.K. temporary contracting (+22%), Asia’s permanent placement services (+44%) and the August 2005 acquisition of Balance. Highland’s nine month 2005 gross margin on a constant currency basis increased by 0.7% compared to the same period of 2004 and was primarily the result of a higher gross margin in the U.K. (85%), offset by decreases from Australia’s operations (-58%) as a result of the split off of part of that business as an independent brand licensee, the absence of continental Europe revenues and only slightly higher results in North America (+4%).

Selling, general and administrative expenses, including depreciation and amortization, for the nine months ended September 30, 2005 were $395,675, an increase of $35,102 or 9.7% as compared with $360,573 for the same period of 2004. Selling general and administrative expenses were 36.8% and 39.5%, as a percentage of revenue for the first nine months of 2005 and 2004, respectively. On a constant currency basis, the first nine months of 2005 selling, general and administrative expenses increased by approximately 7.5% compared to the same period of 2004.

Business reorganization expenses for the first nine months of 2005 were $143 compared to $3,450 for the same period in 2004. The 2005 expenses were primarily related to the relocation expense of the Hudson North America Tampa office, which had been included in the reorganization of operations announced in the second quarter of 2002 and completed in 2005, partially offset by favorable lease terminations in Hudson and Highland North America and lower estimates for professional fees and other lease costs. The 2004 expenses were for changes in estimates related to plans initiated in 2003 and 2002. There were no reorganization programs initiated in 2005 or 2004. Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the periods presented, recoveries are changes in estimates for lease obligations of acquisitions completed prior to June 2002.

Operating income for the nine months ended September 30, 2005 was $8,759, compared to an operating loss of $22,375 for the comparable period in 2004. The Hudson segment operating income in the first nine months of 2005 was $35,183, compared to $5,381 in 2004. All three regions in the Hudson segment reported positive operating results for the nine months ended September 30, 2005, as compared to losses in Europe in 2004. Highland operating income was $1,698 in the first nine months of 2005 compared to an operating loss of $1,932 in 2004. Corporate expenses in the first nine months of 2005 were $28,122, higher by $2,298 when compared to 2004, primarily from bonuses, salaries and benefits, partially offset by lower depreciation expense.

Other non-operating expense, including net interest expense, was $877 in the first nine months of 2005 lower by $935 from $1,812 for the same period of 2004, as a result of the absence of the 2004 loss on abandonment of the Hudson German business.

The provision for income taxes for the nine months ended September 30, 2005 was $5,359 on a pretax income of $7,882, compared with a provision of $1,251 on a pretax loss of $24,187 for the same period of 2004. The higher tax provision in the first nine months of 2005 related primarily to foreign tax expense in jurisdictions where there were no tax-loss carry-forwards available to offset taxable income. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses, primarily corporate expenses. Other factors also include valuation allowances on deferred tax assets related to net loss carry forwards related to continuing losses in certain tax jurisdictions, variations from the U.S. tax rate in foreign jurisdictions, and certain non-deductible expenses such as amortization, business restructuring and spin off costs and merger costs from pooling of interests transactions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Net income was $2,523 for the nine months ended September 30, 2005, compared with a loss of $25,438 for the same period in 2004.

Basic and diluted earnings per share for the first nine months of 2005 were $0.12 and $0.11 per share, respectively, compared to a basic and diluted loss of $1.33 per share in the first nine months of 2004. For the 2004 period, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from funding working capital requirements, as well as capital investment in information technology.

The Company has a senior secured credit facility for $75,000 with Wells Fargo Foothill, Inc., as agent, and certain lenders (the “Foothill Credit Facility”). The maturity date of the Foothill Credit Facility is March 31, 2009. Outstanding loans bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Foothill Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. During the nine months ended September 30, 2005, the Company borrowed $218,426 and repaid $195,226 under the Foothill Credit Facility. As of September 30, 2005, outstanding borrowings were $23,200 and the Company had letters of credit issued and outstanding of $16,277. Available credit for use under the Foothill Credit Facility as of September 30, 2005 was $17,297.

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

On July 6, 2005, the Company issued 3,223,640 shares of its common stock in a registered public offering and received $44,974 in net proceeds from the issuance. The Company has used and plans to continue to use the proceeds from the offering to fund the growth of worldwide staffing operations, make acquisitions and for general corporate purposes.

During the nine months ended September 30, 2005 and 2004, the Company used cash in operating activities of $20,787 and $27,420, respectively. Cash usage decreased in 2005 from 2004 as a result of net income in 2005 ($2,523) compared to net a loss in 2004 ($25,438) and lower cash requirements for business reorganization expenses ($3,252). This was partially offset by higher net working capital requirements, particularly for accounts receivable ($23,587), which was largely due to an increase in receivables in Hudson North America as a result of increased business activity and a change to a new accounting and reporting system ($20,601).

During the nine months ended September 30, 2005 and 2004, the Company used cash in investing activities of $34,046 and $6,288, respectively. This use of cash was primarily related to the acquisition of Balance ($24,210), contingent payments on a 2004 acquisition ($1,455) and higher capital expenditures ($2,019).

During the nine months ended September 30, 2005 and 2004, the Company generated cash from financing activities of $68,108 and $34,449, respectively. The cash provided from financing was higher in 2005 as a result of the higher proceeds from the issuance of common stock in 2005 than 2004 ($17,055), and higher net borrowing under the credit facility ($23,200), partially offset by the absence in 2005 of proceeds from Monster receivables ($5,518).

The Company believes that the cash and cash equivalents on hand at September 30, 2005, supplemented by the Foothill Credit Facility will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to the Company’s management of its operating growth and working capital, fluctuations in the global economy and unemployment rates. Total third-party debt and related capital lease assets were $3,718 and $5,296, respectively, as of September 30, 2005. The Company’s existing acquisition shelf registration statement to issue up to 1,350,000 shares of its common stock can provide an additional mechanism of funding acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s borrowings are loans under the Foothill Credit Facility, fixed rate leases and seller financed notes. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. During the nine months ended September 30, 2005, the Company borrowed $218,426 and repaid $195,226 under its credit facility, which bears interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Company does not trade derivative financial instruments for speculative purposes.

The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the nine months ended September 30, 2005, approximately 71.1% of gross margin was earned outside the United States and collected in local currency, and related operating expenses also were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the nine months ended September 30, 2005, the Company had a translation loss of $3,826, primarily attributable to the strenghtening of the U.S. dollar against the British pound and the euro.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, from time to time, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on intercompany loan balances. At September 30, 2005, the Company had no outstanding foreign currency forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2005.

Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2005 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. During the third quarter of 2005, the Company implemented a new accounting and management reporting system in its Hudson North America business. As a result of this activity, the Company experienced a delay in its ability to produce management reports and customer invoices in a timely manner within the Hudson North America division for a period of time within the quarter. The September 30, 2005 balance sheet reflects an increase in billed and unbilled receivables, and the results of operations reflect a corresponding increase in the use of cash. As of the end of October 2005, the backlog of unbilled receivables that existed at September 30, 2005 has been brought to a level consist with historic performance.

The Company has taken a number of additional steps to ensure that the financial statements included in this report accurately reflect the financial position of the Company and the results of operations for the periods indicated. These procedures have included, but were not limited to: applying additional methods and techniques to evaluate the accuracy of the revenue and unbilled revenue accounts; ensuring that additional control procedures, such as manual checks and balances, reconciliations, instituting changes in process, and additional training was put in place; and implementing increased monitoring of operating cash flow in recognition of the expected slowing of cash receipts resulting from delayed billings.

Other than the aforementioned change in the Hudson North American systems, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continuing to implement the accounting and management reporting system in its Hudson North America business, and in that process, expects that there will be future changes in internal controls as a result of this implementation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits: The following Exhibits are filed herewith.

2	Share Purchase Agreement between Geuzen Beheer B.V., Ecart Invest 1 B.V. and Edberg International B.V. and Hudson Group Holdings B.V. and Hudson Highland Group, Inc. regarding Balance Ervaring op Projectbasis B.V., dated July 19, 2005. (incorporated by reference to Exhibit 2.1 to Hudson Highland Group, Inc.’s Form 8-K filed July 20, 2005 (File No. 0-50129))

10.1	Executive Employment Agreement, effective as of December 1, 2005, between Hudson Highland Group, Inc. and Mary Jane Raymond. (incorporated by reference to Exhibit 2.1 to Hudson Highland Group, Inc.’s Form 8-K filed October 26, 2005 (File No. 0-50129))

10.2	Summary of Hudson Highland Group, Inc. Compensation for Non-employee Members of the Board of Directors. (incorporated by reference to Exhibit 2.1 to Hudson Highland Group, Inc.’s Form 8-K filed July 13, 2005 (File No. 0-50129))

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC. (Registrant)

	By:	/s/ JON F. CHAIT
Jon F. Chait Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2005

	By:	/s/ RICHARD W. PEHLKE
Richard W. Pehlke Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 4, 2005

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
2	Share Purchase Agreement between Geuzen Beheer B.V., Ecart Invest 1 B.V. and Edberg International B.V. and Hudson Group Holdings B.V. and Hudson Highland Group, Inc. regarding Balance Ervaring op Projectbasis B.V., dated July 19, 2005. (incorporated by reference to Exhibit 2.1 to Hudson Highland Group, Inc.’s Form 8-K filed July 20, 2005 (File No. 0-50129))

10.1	Executive Employment Agreement, effective as of December 1, 2005, between Hudson Highland Group, Inc. and Mary Jane Raymond. (incorporated by reference to Exhibit 2.1 to Hudson Highland Group, Inc.’s Form 8-K filed October 26, 2005 (File No. 0-50129))

10.2	Summary of Hudson Highland Group, Inc. Compensation for Non-employee Members of the Board of Directors. (incorporated by reference to Exhibit 2.1 to Hudson Highland Group, Inc.’s Form 8-K filed July 13, 2005 (File No. 0-50129))

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.