Form 10-K
period 2005-12-31
HUDSON HIGHLAND GROUP INC
filed 2006-03-15
CIK 1210708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Preferred Share Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is an shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $325,648,000 as of June 30, 2005.

The number of shares of Common Stock, $.001 par value, outstanding as of March 1, 2006 was 24,385,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Hudson Highland Group, Inc. (“the Company” or “we”, “us” and “our”) is one of the world’s largest specialized professional staffing, retained executive search and talent management solutions providers. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of talent management services to businesses operating in many industries. We help our clients in recruiting employees for positions ranging from mid-level or professional candidates to senior executives. The Company reassessed its reportable segments in the fourth quarter of 2005 and prior period results are presented in conformity with the 2005 presentation. The Company is organized into four reportable segments, the three Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific, and Highland Partners (“Highland”). These groups constituted approximately 21%, 38%, 30% and 11% of the Company’s gross margin, respectively, for the year ended December 31, 2005.

Hudson Regional Businesses. Hudson’s three regions provide temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a temporary assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services, health care, or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and help predict whether a candidate will be successful in a given role.

All of the Hudson regional businesses also provide organizational effectiveness and development services through their Talent Management Solutions units. These services encompass candidate assessment, competency modeling, leadership development, performance management, and career transition. These services enable Hudson to offer clients a comprehensive set of management services, across the entire employment life cycle, from attracting, assessing and selecting best-fit employees to engaging and developing those individuals to help build a high-performance organization. Through the Hudson Center for High Performance (the “Center for High Performance”), the Company also offers leadership solutions designed to assist senior management in enhancing the operating performance of their organizations.

Hudson Americas operates from 48 offices in two countries, with 96% of its 2005 gross margin generated in the United States. Hudson Europe operates from 48 offices in 17 countries, with 58% of its 2005 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 25 offices in 6 countries, with 65% of its 2005 gross margin stemming from Australia.

Highland. Highland, an executive search boutique with global reach, offers a comprehensive range of executive search services on a retained basis aimed exclusively at recruiting senior level executives. Highland also has a specialized practice that assists clients desiring to enhance their boards of directors.

Highland approaches the market through industry sectors, such as financial services, life sciences, retail and consumer products and technology. This industry sector sales approach is designed to enable Highland to better understand the strategic management issues and market conditions faced by clients within their specific business segments. Highland also recruits candidates through functional specialist groups, including those focused on boards of directors and senior officers in the finance, information technology, human resources and legal professions.

Highland operates in 14 practice offices in four countries. For the year ended December 31, 2005, approximately 75% of gross margin in the Highland business was derived in North America.

Corporate expenses are reported separately from the four reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional consulting.

The Company was historically the combination of 67 acquisitions (the “Constituent Companies”) made between 1999 and 2002, which became the eResourcing and Executive Search divisions (“HH Group”) of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. Some of the Company’s constituent businesses have operated for more than 20 years. On March 31, 2003 (the “Distribution Date”), Monster distributed all of the outstanding shares of the newly named HH Group to its stockholders of record on March 14, 2003 on a basis of one share of HH Group common stock for each thirteen and one-third shares of Monster common stock so held (the “Distribution”). Since the Distribution, the Company has operated as an independent publicly held company, adding one mid-sized and three smaller acquisitions, and reorganizing a number of smaller business units after determining that those businesses were not viable profit centers.

SALES AND MARKETING

Each of Hudson’s regional business units maintains a sales force that is aligned along functional practice areas or industry sector groups as appropriate for the market. At the same time, these business development specialists receive incentives for cross-selling services with other practices and business units as the client need arises. In addition, each region has a designated international sales liaison who coordinates new business efforts with other geographies as opportunities arise for global recruitment and/or talent management needs from a client or prospect. Responsibility for sales and business development within Highland Partners rests with the senior executives of the division who possess senior-level relationships with clients and can leverage those relationships into new executive search assignments.

The company’s global marketing and communications function is responsible for brand and marketing strategy, channel programs, public relations and corporate/employee communications. This team closely coordinates with the operational leadership and regional/practice/business unit marketing teams to support sales and build a strong brand reputation—both in the market and within the organization.

We use three principal channels for marketing our services and promoting our brand: (1) in the United Kingdom, Australia, New Zealand, and other countries where it is an accepted practice, we use client paid advertising for vacant positions; (2) public relations to promote original research on business management and human capital issues of particular relevance to senior business managers; and (3) the Internet, both for promoting the Company’s services to clients and attracting, assisting and managing candidates.

CLIENTS

The Company’s clients include small to large-sized corporations and government agencies. No one client accounted for more than 5% of total annual revenue in 2005. At December 31, 2005, there were approximately 1,200 Hudson Americas clients, 5,500 Hudson Europe clients, 4,900 Hudson Asia Pacific clients and over 500 Highland clients.

COMPETITION

The markets for the Company’s services and products are highly competitive. There are few barriers to entry, so new entrants occur frequently, resulting in a great deal of fragmentation. Companies in this industry compete on price, new capabilities and technologies, client attraction methods, and speed of completing assignments.

EMPLOYEES

The Company employs approximately 3,800 people worldwide. In most jurisdictions our employees are not represented by a labor union or a collective bargaining agreement. The Company regards the relationships with its employees as satisfactory.

SEGMENT AND GEOGRAPHIC DATA

Financial information concerning the Company’s reportable segments and geographic areas of operation is included in Note 16 in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

AVAILABLE INFORMATION

We maintain a web site with the address www.hhgroup.com. We are not including the information contained on our web site as part of, or incorporating it by reference into, this report. Through our web site, we make available free of charge (other than an investor’s own Internet access charges) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports in a timely manner after we provide them to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

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

Since our spin-off in 2003, we have had a history of negative cash flows and operating losses that may continue for at least the next year.

We have experienced negative cash flows and we have shown operating and net losses in the past. In 2005, we became modestly profitable. For the year ended December 31, 2005, we used cash in operating activities of $26.3 million and we recorded net income attributable to common stockholders of $5.3 million. We expect to continue to experience negative cash flows from operating activities for at least the next year. If our revenue grows more slowly than we anticipate or if operating expenses exceed our expectations, we may not be profitable in the next year.

Our revenues can vary because our clients can terminate their relationship with us at any time with limited or no penalty.

We provide executive search and mid-market professional staffing services on a temporary assignment-by-assignment basis, which clients can generally terminate at any time or reduce their level of use when compared to prior periods. Our executive search and professional staffing business is also significantly affected by our clients hiring needs and their views of their future prospects. Clients may, on very short notice, reduce or postpone their recruiting assignments with us and therefore, affect demand for our services.

Our operations will be affected by global economic fluctuations.

Demand for our services may fluctuate with changes in economic conditions, especially those resulting in slower or reduced employment growth. Because we operate from many small offices with fixed overhead, we have only limited flexibility to reduce expenses during economic downturns. Further, we may face increased pricing pressures during these times. For example, during 2001 and 2002, employers across the United States reduced their overall workforce to reflect the slowing demand for their products and services. In turn, our revenue was significantly reduced in the United States. Economic conditions could continue in 2006, which could have a material adverse effect on our business, financial condition and operating results.

Our credit facility restricts our operating flexibility.

We have a $75.0 million senior secured credit facility. As of December 31, 2005, we had outstanding borrowings of $30.1 million and letters of credit issued and outstanding of $15.5 million under the credit facility. Available credit for use under the credit facility as of December 31, 2005 was $29.4 million. Our ability to borrow under the credit facility is tied to a borrowing base of our eligible accounts receivable. If the amount or quality of our accounts receivable deteriorates, our ability to borrow under the credit facility will be directly affected. In addition, our credit facility requires that we satisfy certain financial covenants, including complying with targeted levels of adjusted EBITDA. As a result, we cannot assure you that we will be able to borrow under our credit agreement if we need money to fund working capital or other needs. In addition, our credit facility contains various restrictions and covenants that restrict our operating flexibility including:

•	prohibitions on payments of dividends and repurchases of stock;

•	restrictions on our ability to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and

•	limitations on investments, dispositions of assets and guarantees of indebtedness.

These restrictions and covenants could have important consequences for investors, including the need to use a portion of our cash flow from operations for debt service rather than for our operations, an inability to incur additional debt financing for future working capital or capital expenditures, a lesser ability to take advantage of significant business opportunities, such as acquisition opportunities, or to react to market conditions; lesser ability to sell assets, grant or incur liens on our assets, or engage in mergers or consolidations.

Our ability to comply with these financial requirements and other restrictions may be affected by events outside our control, in particular macroeconomic events. Our inability to comply with them could result in a default under our credit facility or other debt instruments. If a default occurs under our credit facility, the lenders under this facility could elect to declare all of the outstanding borrowings, as well as accrued interest and fees, to be due and payable and require us to apply all of our available cash to repay those borrowings. In addition, a default may result in higher rates of interest and the inability to obtain additional borrowings. Further, debt incurred under our credit facility bears interest at variable rates. Any increase in interest expense could reduce the funds available for operations.

We face risks relating to our foreign operations.

We conduct operations in over 20 foreign countries. For the years ended December 31, 2005, 2004 and 2003, approximately 66%, 70% and 71%, respectively, of our revenue was earned outside of the United States. The financial results of our company could be materially affected by a number of factors particular to international operations. These include but are not limited to difficulties in staffing and managing foreign operations; operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

•	changes in tax laws or other regulatory requirements;

•	issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property; and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

Regarding the foreign currency risk inherent in foreign operations, the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our financial statements. In addition, we generally pay operating expenses in the corresponding local currency. We had no hedging or similar foreign currency contracts outstanding at December 31, 2005. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the revenue and income of our operations in addition to economic exposure. This risk could have a material adverse effect on our business, financial condition and operating results.

We face risks associated with acquisitions.

From time to time, we make acquisitions. The success of these acquisitions is dependent upon our ability to integrate acquired personnel, operations, products and technologies into our organization effectively; and our ability to retain and motivate key personnel and to retain the clients of acquired firms. If we are not successful upon making an acquisition in the aspects of its integration into our operations, our financial results may be materially adversely affected.

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

Our markets are highly competitive.

The markets for our services are highly competitive and those markets are characterized by pressures to reduce prices, incorporate new capabilities and technologies, accelerate job completion schedules and attract and retain highly skilled professionals who possess the skills and experience necessary to fulfill our clients’ employee search needs.

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

Our operating results fluctuate from quarter to quarter and therefore quarterly results cannot be used to predict future periods’ results.

Our operating results fluctuate quarter to quarter in the past primarily due to the vacation periods of the first quarter in the Australasia region and the third quarter in the US and Europe regions. Demands for our services are typically lower during vacation periods.

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

Competition for highly skilled professionals is intense, and we compete with professional staffing and executive search agencies for qualified professionals. We and many of our competitors have experienced turnover of qualified professionals. We believe that we have been able to attract and retain highly qualified, effective professionals as a result of our reputation and our performance-based compensation system. These professionals have the potential to earn substantial bonuses based on the amount of revenue they generate by obtaining or executing executive search and permanent placement assignments or assisting other professionals to obtain or complete executive search and permanent placement assignments.

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

We face restrictions imposed by blocking arrangements in Highland Partners.

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

Some of our executive search clients are recognized as industry leaders and/or employ a significant number of qualified executives who are potential candidates for other companies in that client’s industry. Blocking arrangements with a client of this nature, or the awareness by a client’s competitors of such an arrangement, may make it difficult for us to obtain executive search assignments from, or to fulfill executive search assignments for, competitors while employees of that client may not be solicited. As our client base grows, particularly in our targeted business sectors, blocking arrangements increasingly may impede our growth or ability to attract and serve new clients. This could have an adverse effect on our business, results of operations and financial condition.

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

We are exposed to potential claims with respect to the recruitment process. A client could assert a claim for matters such as breach of a blocking arrangement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Similarly, a client could assert a claim for deceptive trade practices on the grounds that we failed to disclose certain referral information about the candidate or misrepresented material information about the candidate. Further, the current employer of a candidate whom we place could file a claim against us alleging interference with an employment contract. In addition, a candidate could assert an action against us for failure to maintain the confidentiality of the candidate’s employment search or for alleged discrimination or other violations of employment law by one of our clients.

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

There may be volatility in our stock price.

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. Factors such as the announcement of variations in our quarterly financial results or expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market generally, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

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

Our certificate of incorporation and by-laws and the Delaware General Corporation Law contain several provisions that make more difficult an acquisition of control of us in a transaction not approved by our board of directors, including transactions in which stockholders might otherwise receive a premium for their shares over then current prices, and that may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Our certificate of incorporation and by-laws include provisions:

•	dividing our board of directors into three classes to be elected on a staggered basis, one class each year;

•	authorizing our board of directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

•	requiring that stockholders provide advance notice of any stockholder nomination of directors or any proposal of new business to be considered at any meeting of stockholders;

•	permitting removal of directors only for cause by a super-majority vote;

•	providing that vacancies on our board of directors will be filled by the remaining directors then in office;

•	requiring that a super-majority vote be obtained to amend or repeal specified provisions or our certificate of incorporation or by-laws; and

•	eliminating the right of stockholders to call a special meeting of stockholders or take action by written consent without a meeting of stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

All of the Company’s operating offices are located in leased premises. Our principal office is currently located at 622 Third Avenue, New York, New York, where we occupy space under a lease with Monster expiring in July 2015.

In the United States, Hudson Americas operates from 39 leased locations with space of approximately 197,000 square feet, Highland operates from six leased locations with space of approximately 45,000 square feet and there are seven leased locations with space of approximately 93,000 square feet, which are shared between the Hudson North America, Highland and corporate functions.

Outside the U.S., in the 20 additional countries in which the Company is located, Hudson Europe is the lessee of 42 locations with approximately 381,000 square feet, Hudson Asia Pacific is the lessee of 25 locations with approximately 296,000 square feet, Hudson Americas is a lessee of one location with approximately 10,000 square feet, Highland leases two locations with approximately 19,000 square feet, and Hudson and Highland share approximately 7,000 square feet in one location. All leased space is considered to be adequate for the operation of its business, and no difficulties are foreseen in meeting any future space requirements. The Company owns three vacant buildings in India, with approximately 6,700 square feet, which the Company is currently offering for sale.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered in this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of February 24, 2006, regarding the executive officers of Hudson Highland Group, Inc.:

Name	Age	Title
Jon F. Chait	55	Chairman and Chief Executive Officer
Mary Jane Raymond	45	Executive Vice President and Chief Financial Officer
Margaretta R. Noonan	48	Executive Vice President and Chief Administrative Officer
Donald E. Bielinski	56	Senior Vice President, Chairman—Asia Pacific Region and Chairman—Hudson Talent Management
Richard S. Gray	49	Senior Vice President, Marketing and Communications
Richard A. Harris	47	Senior Vice President and Chief Information Officer
Neil J. Funk	54	Vice President, Internal Audit
Elaine A. Kloss	48	Vice President Finance and Treasurer
Ralph L. O’Hara	61	Vice President and Global Controller
Latham Williams	53	Vice President, Legal Affairs and Administration, Corporate Secretary

The following biographies describe the business experience of our executive officers:

Jon F. Chait has served as Chairman and Chief Executive Officer since the Company was spun off from Monster in March 2003. He joined Monster in October 2002 expressly in contemplation of the spin-off. Prior to joining the Company, Mr. Chait was the Chairman of Spring Group, PLC, a provider of workforce management solutions, from May 2000 through June 2002 and Chief Executive Officer from May 2000 to March 2002. From 1998 through 2000, Mr. Chait founded and acted as Chairman and Chief Executive Officer of Magenta Limited, a developer of web-enabled human resource solutions, which was subsequently sold to Spring Group, PLC. Mr. Chait served as the Managing Director—International Operations of Manpower Inc. from 1995 to July 1998, Chief Financial Officer from August 1993 to 1998 and Executive Vice President, Secretary and Director from 1991 to 1998, and Executive Vice President from September 1989 to July 1998 of Manpower International Inc., a provider of temporary employment services. Mr. Chait is also a director of the Marshall and Ilsley Corporation, a bank holding company, and Krueger International Inc., a manufacturer of office furniture.

Mary Jane Raymond has served as the Executive Vice President and Chief Financial Officer of Hudson Highland Group since December 1, 2005. Prior to that Ms. Raymond was the Chief Risk Officer of The Dun & Bradstreet Corporation during 2005. From 2002 to 2005, Ms. Raymond served as the Vice President and Corporate Controller of the Dun & Bradstreet Corporation. Ms. Raymond served as the Merger Integration Vice President of Lucent Technologies, Inc. from 1998 to 2002 and as Financial Vice President in International from 1997 to 1998. From 1992 to 1997, Ms. Raymond served in various positions with Cummins, Inc.

Margaretta R. Noonan has served as Executive Vice President and Chief Administrative Officer since February 2, 2005. Prior to that Ms. Noonan served as Executive Vice President, Human Resources since she joined the Company in January 2003. Prior to joining HH Group, Ms. Noonan served as Senior Vice President, Global Human Resources and corporate officer of Monster Worldwide, Inc. Prior to joining Monster in 1998, Ms. Noonan was Vice President, Human Resources—Stores, for the Lord & Taylor division of May Department Stores Company, a large retail department store, from February 1997 to May 1998 and was Vice President, Human Resources, of Kohl’s Corporation, a large retail department store, from November 1992 to February 1997.

Donald E. Bielinski has served as Senior Vice President, Chairman—Asia Pacific Region and Chairman—Hudson Talent Management since December 31, 2005. Prior to that, Mr. Bielinski served as President, Strategic Business Services Group, since joining the Company in July 2004. Prior to joining the Company, Mr. Bielinski was President and Chief Executive Officer of Exostar, a Washington, D.C. based technology services firm from January 2002 to June 2004. Prior to that, Mr. Bielinski served at W.W. Grainger, Inc., a provider of maintenance, repair, and operating supplies, services, and related information, as Group President, from 1997 until June of 2001, after serving as Senior Vice President, Marketing and Sales and as Senior Vice President, Organization and Planning.

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

Neil J. Funk has served as Vice President, Internal Audit since joining the Company in August 2003. Prior to joining the Company, Mr. Funk was a Senior Manager at Deloitte & Touche LLP, a multi-national auditing and consulting firm, from September 2000 until July 2003. Before joining Deloitte & Touche, Mr. Funk was with Prudential Financial, Inc., a large insurance company, specializing in personal financial planning from March 2000 until August 2000. Before joining Prudential Financial, Inc., Mr. Funk was District Audit Manager for PRG-Schultz, Inc., a recovery audit company, based in Atlanta, Georgia from September 1997 until February 2000.

Elaine A. Kloss has served as Vice President, Finance and Treasurer since June 2005. Prior to joining Hudson Highland Group, Ms. Kloss was Vice President and Treasurer of NUI Utilities, Inc., a public company with natural gas distribution operations from January 2004 to January 2005. Prior to that, she served as treasury associate for Resources Global Professionals, Inc., an international professional services firm, from 2002 to 2004. Ms. Kloss served as Vice President and Treasurer with Ventiv Health, Inc., a diversified contract pharmaceutical sales company, from 1999 to 2001. Ms. Kloss also has held various treasury and financial positions at New York Life Insurance Company, Joseph E. Seagram & Sons, Inc., AT&T and the Board of Governors of the Federal Reserve System.

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

Latham Williams has served as Vice President, Legal Affairs and Administration, Corporate Secretary since joining the Company in January 2003. Prior to joining the Company, Mr. Williams was a Partner, Leader Diversity Practice Group and Co-Leader Global Legal Practice in Monster’s executive search division. Prior to joining Monster in 2001, Mr. Williams was an equity partner with the international law firm of Sidley Austin LLP from 1993 to 2000, specializing in health care joint ventures, mergers and acquisitions. Before joining Sidley Austin Brown and Wood, Mr. Williams was an equity partner in the Chicago-based law firm of Gardner, Carton & Douglas and was with the firm from 1981 to 1993.

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any of our directors or executive officers.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock is listed for trading on the Nasdaq National Market under the symbol “HHGP”. On December 31, 2005, there were approximately 1,295 holders of record of the Company’s common stock.

The following is a list by fiscal quarter of the market prices of the stock.

	Market Price
2005	High	Low
Fourth quarter	$28.32	$17.28
Third quarter	$25.80	$15.36
Second quarter	$17.35	$13.21
First quarter	$17.84	$13.10

2004
Fourth quarter	$15.00	$13.065
Third quarter	$15.89	$12.535
Second quarter	$16.205	$12.945
First quarter	$14.13	$10.995

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

ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2005, the Company made no repurchases of its equity securities.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected financial data of the Company and has been derived from, and should be read together with, the consolidated financial statements and corresponding notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Items 7 and 8 of this Form 10-K. The Company’s consolidated financial statements prior to the Distribution reflect the historical financial position, results of operations and cash flows of the HH Group businesses transferred to the Company from Monster as part of the Distribution. The selected financial information included herein for periods prior to the Distribution may not necessarily be indicative of the future performance of the Company as an independent company. The consolidated financial data as of and for the two years ended December 31, 2002 and 2001 are derived from HH Group audited financial statements.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS:
Revenue	$1,428,276	$1,256,354	$1,085,299	$1,065,439	$1,287,798
Direct costs	891,345	786,134	682,270	653,569	716,262

Gross margin	536,931	470,220	403,029	411,870	571,536

Salaries and related, office and general, and marketing and promotion	507,184	469,214	463,108	431,615	523,273
Business reorganization expenses	233	3,361	26,823	73,543	—
Merger and integration expenses (recoveries)	(70)	736	2,663	5,373	43,177
Goodwill impairment charge	—	—	202,785	—	—

EBITDA (loss) (a)	29,584	(3,091)	(292,350)	(98,661)	5,086
Depreciation and amortization	18,412	20,108	21,299	21,061	33,290

Operating income (loss)	$11,172	$(23,199)	$(313,649)	$(119,722)	$(28,204)

Income (loss) before accounting change	$5,313	$(26,775)	$(328,812)	$(119,251)	$(34,195)

Net income (loss)	$5,313	$(26,775)	$(328,812)	$(412,251)	$(34,195)

Basic income (loss) per share before accounting change (b)	$0.24	$(1.38)	$(19.58)	$(7.14)	$(2.08)
Basic net income (loss) per share (b)	$0.24	$(1.38)	$(19.58)	$(24.69)	$(2.08)
Diluted income (loss) per share before accounting change (b)	$0.22	$(1.38)	$(19.58)	$(7.14)	$(2.08)
Diluted net income (loss) per share (b)	$0.22	$(1.38)	$(19.58)	$(24.69)	$(2.08)

OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities	$(26,298)	$(30,895)	$(42,629)	$(110,834)	$11,416
Net cash used in investing activities	$(35,715)	$(10,128)	$(11,390)	$(16,589)	$(118,785)
Net cash provided by financing activities	$75,857	$35,278	$49,465	$112,054	$103,115

	As of December 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
Current assets	$280,519	$232,833	$198,416	$215,916	$246,248
Total assets	$348,416	$281,378	$250,924	$467,104	$765,986
Current liabilities	$202,760	$182,794	$158,821	$133,714	$232,080
Long-term debt, less current portion	$478	$2,041	$302	$1,184	$2,917
Total stockholders’ equity	$133,097	$83,734	$69,361	$316,574	$522,680

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies. See Note 16 to the Consolidated Financial Statements for further EBITDA segment and reconciliation information.
(b)	For basic and diluted loss per share amounts for the periods prior to the Company’s spin-off from Monster on March 31, 2003, Monster’s weighted average number of shares was multiplied by the distribution ratio of one share of HH Group common stock for every thirteen and one-third shares of Monster common stock. Basic loss per share is computed by dividing the Company’s losses by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Background

We have operated as an independent publicly traded company since April 1, 2003 (the “Distribution Date”), when we were spun-off from Monster Worldwide, Inc. (“Monster”). At the Distribution Date, we were the combination of 67 acquisitions (the “Constituent Companies”) made between 1999 and 2002, which became the eResourcing and Executive Search divisions (“HH Group”) of Monster. Our businesses are specialized professional staffing, retained executive search and talent management solutions services, which operate in over 20 countries around the world, with our largest operations being in the U.S., the U.K. and Australia. We are organized into four reportable segments, the three Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific, and Highland Partners (“Highland”), which constituted approximately 21%, 38%, 30% and 11% of the Company’s gross margin, respectively, for the year ended December 31, 2005. For the periods presented in this Form 10-K before the Distribution Date, these businesses were conducted by Monster through the Constituent Companies at Monster’s historical cost. Our management’s primary focus since the spin-off has been to move the Company to profitability which was achieved in 2005. The primary focus now is to improve profitability. All three Hudson regional businesses reported operating income in every quarter since the first quarter of 2004 and Highland reported operating income in all quarters of 2005.

Strategic Actions

With the focus of our management being to continue the Company’s recent profitability, we are continuing with several initiatives in 2005 and 2006 to meet our long-term strategic goals.

•	Continue to focus on high-margin, high-growth service lines in professional service practices and sectors, and exit low margin operations.

•	Increase the portion of our revenues attributable to temporary contracting in higher margin specializations to offset the volatility inherent in permanent recruitment. On August 17, 2005, we completed the purchase of Balance Ervaring op Projectbasis B.V. (“Balance”), a leading professional temporary and contract staffing firm in the Netherlands, to advance this strategy in Europe.

•	To grow our revenue in the North American market.

•	Realign our expense structure and infrastructure costs in various markets including office relocations and closures, and management staff reductions, to better match our business mix and improve the potential profitability of those operations.

•	Continue to reposition our Highland business as a global boutique. The strategic direction that we are following with our Highland businesses is to become an executive search boutique with global capabilities, operating at the highest end of the executive search market with a limited number of highly experienced partners. In the second quarter of 2005, part of our Australian operation split off as an independent brand licensee.

•	To strengthen our capital structure, in July 2005, we issued 3,223,640 shares of our common stock in a registered public offering and received $45 million in net proceeds from the issuance. We have used and plan to continue to use the proceeds to fund the growth of worldwide staffing operations, make acquisitions (such as the completed purchase of Balance) and for general corporate purposes. Also in June 2005, we increased the maximum borrowing level allowed under our credit agreement to $75 million and extended the maturity date of the credit agreement to March 31, 2009.

Critical Accounting Policies and Items Affecting Comparability

Financial reporting relies on consistent application of company accounting policies that are based on generally accepted accounting principles. Management considers the accounting policies discussed below to be critical to understand the Company’s financial statements and often require management judgment and estimates regarding matters that are inherently uncertain.

Revenue Recognition

Although the Company’s revenue recognition policy involves a relatively low level of uncertainty, it does require judgment on complex matters that is subject to multiple sources of authoritative guidance.

Hudson Regional businesses. The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Temporary contracting revenue is reported gross when the Company acts as principal in the transaction and is at risk for collection. Revenue that does not meet the criteria for gross revenue reporting is reported on a net basis. Revenue generated when the Company permanently places an individual with a client on a contingent basis is recorded at the time of acceptance of employment, net of an allowance for estimated fee reversals. Revenue generated when the Company permanently places an individual with a client on a retained basis is recorded ratably over the period services are rendered, net of an allowance for estimated fee reversals.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss and tax credit carry-forwards, and tax contingencies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2005, the Company has a valuation allowance against substantially all of its deferred tax assets.

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

Intangibles

Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of client lists, trademarks and goodwill. With the exception of goodwill, these costs are being amortized over periods ranging from three to five years on a straight-line basis or on an accelerated basis where appropriate. The Company evaluates its goodwill annually for impairment, or earlier if indicators of potential impairment exist.

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

Results of Operations

The following table sets forth the Company’s revenue, gross margins, operating income (loss), net income (loss), temporary contracting revenue, direct costs of temporary contracting and temporary contracting gross margin for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands). See Note 16 to the Consolidated Financial Statements for EBITDA segment and reconciliation information.

	For the Year ended December 31,
	2005	2004	2003
Revenue:
Hudson Americas	$446,949	$334,765	$278,935
Hudson Europe	481,623	447,483	364,766
Hudson Asia Pacific	436,877	412,427	377,555
Highland	62,827	61,679	64,043

Total	$1,428,276	$1,256,354	$1,085,299

Gross margin:
Hudson Americas	$114,414	$86,662	$65,220
Hudson Europe	204,439	182,069	154,632
Hudson Asia Pacific	158,345	143,360	122,840
Highland	59,733	58,129	60,337

Total	$536,931	$470,220	$403,029

Operating income (loss):
Hudson Americas	$8,693	$(964)	$(73,456)
Hudson Europe	11,435	(4,476)	(158,514)
Hudson Asia Pacific	24,054	17,648	(14,685)
Highland	3,098	(1,874)	(34,956)
Corporate expenses	(36,108)	(33,533)	(32,038)

Total	$11,172	$(23,199)	$(313,649)

Net income (loss)	$5,313	$(26,775)	$(328,812)

TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$419,506	$316,091	$267,473
Hudson Europe	295,750	265,279	217,874
Hudson Asia Pacific	318,918	305,601	290,327

Total	$1,034,174	$886,971	$775,674

Direct costs of temporary contracting:
Hudson Americas	$331,781	$247,870	$213,996
Hudson Europe	248,692	227,887	184,843
Hudson Asia Pacific	267,399	257,029	245,172

Total	$847,872	$732,786	$644,011

Temporary contracting gross margin:
Hudson Americas	$87,725	$68,221	$53,477
Hudson Europe	47,058	37,392	33,031
Hudson Asia Pacific	51,519	48,572	45,155

Total	$186,302	$154,185	$131,663

Gross margin as a percent of revenue:
Hudson Americas	20.9%	21.6%	20.0%
Hudson Europe	15.9%	14.1%	15.2%
Hudson Asia Pacific	16.2%	15.9%	15.6%

(a)	Temporary contracting revenue is a component of Hudson revenue. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

The Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	For the year ended December 31,
	2005			2004
	As reported	Currency translation	Constant currency	As reported
Revenue:
Hudson Americas	$446,949	$142	$447,091	$334,765
Hudson Europe	481,623	1,616	483,239	447,483
Hudson Asia Pacific	436,877	(17,177)	419,700	412,427
Highland revenue	62,827	(627)	62,200	61,679

Total	$1,428,276	$(16,046)	$1,412,230	$1,256,354

Direct costs:
Hudson Americas	$332,535	$297	$332,832	$248,103
Hudson Europe	277,184	1,324	278,508	265,414
Hudson Asia Pacific	278,532	(11,379)	267,153	269,067
Highland	3,094	(358)	2,736	3,550

Total	$891,345	$(10,116)	$881,229	$786,134

Gross margin:
Hudson Americas	$114,414	$(155)	$114,259	$86,662
Hudson Europe	204,439	292	204,731	182,069
Hudson Asia Pacific	158,345	(5,798)	152,547	143,360
Highland	59,733	(269)	59,464	58,129

Total	$536,931	$(5,930)	$531,001	$470,220

Selling, general and administrative (a):
Hudson Americas	$105,246	$(164)	$105,082	$86,688
Hudson Europe	193,046	549	193,595	185,873
Hudson Asia Pacific	134,283	(4,543)	129,740	126,165
Highland	56,913	(222)	56,691	57,063
Corporate	36,108	—	36,108	33,533

Total	$525,596	$(4,380)	$521,216	$489,322

(a)	Selling, general and administrative expenses include the Consolidated Statements of Operations’ captions: salaries and related, office and general, marketing and promotion, and depreciation and amortization.

Hudson Americas

Hudson Americas’ revenue was $446.9 million for the year ended December 31, 2005, up 33.5% from $334.8 million for the same period of 2004. Revenues increased in both the temporary contracting services (+32.7%) and permanent placement services (+43.0%). The largest contributors to the revenue growth were the practice groups of Legal (+75%), Accounting & Finance (+83%), and Engineering, Aerospace & Defense (+92%). Accounting & Finance experienced a decline in work related to Sarbanes-Oxley in 2005, but these reductions were offset by increases in the risk management, internal audit and general financial solutions practices.

Hudson Americas’ direct costs for the year ended December 31, 2005 were $332.5 million compared to $248.1 million for 2004, an increase of 34.0%. The increase in the direct costs relates to the 32.7% increase in Hudson Americas’ temporary contracting revenue compared to 2004. On a constant currency basis, direct costs increased 34.2% for 2005 in comparison to 2004.

Hudson Americas’ gross margin for the year ended December 31, 2005 was $114.4 million, higher by $27.7 million, or 32.0%, from $86.7 million reported for the year ended December 31, 2004. On a constant currency basis, gross margin increased by 31.8% for the year ended December 31, 2005 when compared to the year ended December 31, 2004. The largest contributors to the increase in gross margin were Legal (+53%), Accounting & Finance (+74%), Engineering, Aerospace & Defense (+94%), Management Search (+46%), and Energy, Operations & Scientific Resources (+21%) practice groups. Gross margin, as a percentage of revenue, was 25.6%, for 2005, a decrease from 25.9% for 2004, primarily as a result of a 0.7% decrease in the temporary contracting gross margin as a percent of temporary contracting revenue.

Hudson Americas’ selling, general and administrative costs were $105.2 million for the year ended December 31, 2005, higher by 21.4% from $86.7 million for the same period in 2004. Selling, general and administrative expenses were 23.5% and 25.8% as a percentage of revenue for the full years 2005 and 2004, respectively. The increase in selling, general and administrative costs was due to increases in sales and delivery compensation and commission expenses ($12.7 million), provisions for doubtful accounts ($3.4 million) and occupancy expenses ($1.4 million).

Hudson Americas EBITDA was $13.9 million for the year ended December 31, 2005, an increase of $9.6 million compared to $4.3 million for the comparable period of 2004. Hudson North America’s 2005 EBITDA of $17.5 million was $7.7 million higher than the comparable period in 2004 showing a continuation of the improvements made in 2004 and the expansion of permanent placement and temporary contracting in the Legal (+73%), Accounting & Finance (+327%), Engineering, Aerospace & Defense (+531%) and Management Search (+359%) practice groups, as well as lower growth but profitable operations for the IT, Workforce Solutions and Energy, Operations & Scientific Resources practice groups. The Hudson Americas’ talent management business (“Hudson Development”) reduced its EBITDA loss to $3.6 million in 2005 compared to $5.4 million for the comparable period in 2004. In line with management’s focus on sustainable profits, EBITDA as a percentage of revenue increased to 3.1% in 2005 from 1.3% for 2004.

Hudson Americas’ operating income was $8.7 million for the year ended December 31, 2005, compared to a loss of $1.0 million for the same period of 2004. Hudson Americas’ 2005 improvement in operating income was essentially due to the same factors as discussed with respect to EBITDA.

Hudson Europe

Hudson Europe’s revenue was $481.6 million for the year ended December 31, 2005, up 7.6% from $447.5 million for the same period of 2004. On a constant currency basis, Hudson Europe’s revenue increased approximately 8.0% comparing 2005 to 2004, with 3.3% of the increase attributable to revenue from the acquisition of Balance. The largest constant currency revenue increases were achieved from increased revenue in temporary contracting services (+12.2%) primarily from the U.K. and the Balance acquisition.

Hudson Europe’s direct costs for the year ended December 31, 2005 were $277.2 million, an increase of $11.8 million or 4.4% compared to $265.4 million for the same period of 2004. On a constant currency basis, direct costs increased 4.9% for 2005 in comparison to 2004, of which 3.7% of the increase was from the inclusion of Balance since the date of acquisition.

Hudson Europe’s gross margin for the year ended December 31, 2005 was $204.4 million, higher by $22.4 million, or 12.3%, from the comparable period in 2004. Gross margin, as a percentage of revenue, was 42.4%, for 2005, an increase from 40.7% for 2004, primarily due to the reduction in lower margin business. On a constant currency basis, gross margin increased by 12.4% for the year ended December 31, 2005 when compared to the same period in 2004. The largest constant currency increases in Hudson Europe’s gross margin came from the U.K. ($10.3 million) and the acquisition of Balance ($5.1 million), which has been included in our results since its acquisition date in August 2005. On a constant currency basis, fourth quarter 2005 gross margin increased 7.9%, of which Balance contributed approximately 7% of the growth.

Hudson Europe’s selling, general and administrative costs were $193.0 million for the year ended December 31, 2005, higher by 3.9% from $185.9 million for the same period in 2004. Selling, general and administrative expenses were 40.1% and 41.5% as a percentage of revenue for the full years 2005 and 2004, respectively. On a constant currency basis, the 2005 selling, general and administrative expenses increased by 4.2%, compared to 2004.

Hudson Europe’s EBITDA was $16.2 million for the year ended December 31, 2005, an increase of $15.9 million compared to $0.3 million for the same period in 2004. The largest EBITDA contributor in Hudson Europe was Hudson U.K., with additional contributions from Belgium and from improvements in France, the Netherlands and Spain. In line with management’s focus on sustainable profits, EBITDA as a percentage of revenue increased to 3.4% in 2005 from less than 0.1% for 2004.

Hudson Europe’s operating income was $11.4 million for the year ended December 31, 2005, compared to a loss of $4.5 million for the same period of 2004. Hudson Europe’s 2005 improvement in operating results was essentially due to the same factors as discussed with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $436.9 million for year ended December 31, 2005, up 5.9% from $412.4 million for the same period of 2004. On a constant currency basis, Hudson Asia Pacific’s revenue increased approximately 1.8% comparing 2005 to 2004. The largest constant currency revenue increases were achieved in the Asian region from permanent placement services (+34.3%). However, Australia’s 2005 revenue on a constant currency basis decreased by 0.8% compared to the same period in 2004. The lower revenue on a constant currency basis is predominantly due to a decrease in revenue from temporary placement services (-1.1%), offset by a modest increase in permanent placement revenue (+5.6%). Hudson Asia Pacific’s revenue declined in the fourth quarter of 2005 by $5.5 million on a constant currency basis compared to the same period in 2004, as a result of hiring freezes and slowing demand in Australia and New Zealand in the IT, Telecom and Financial Services sectors.

Hudson Asia Pacific’s direct costs for the year ended December 31, 2005 were $278.5 million, an increase of $9.5 million or 3.5% compared to $269.1 million for 2004. The increase in the direct costs in 2005 directly relates to the 4.4% increase in temporary contracting revenue compared to 2004. On a constant currency basis, direct costs decreased 0.7% for 2005 in comparison to 2004.

Hudson Asia Pacific’s gross margin for the year ended December 31, 2005 was $158.3 million, higher by $15.0 million, or 10.5%, from $143.4 million reported for the year ended December 31, 2004. Gross margin, as a percentage of revenue, was 36.2% for 2005, an increase from 34.8% for 2004, primarily due to higher gross margin from permanent placement and higher margin percentages from the temporary contracting and talent management businesses. On a constant currency basis, gross margin increased by 6.4% for the year ended December 31, 2005 when compared to the year ended December 31, 2004.

Hudson Asia Pacific’s selling general and administrative costs were $134.3 million for the year ended December 31, 2005, higher by 6.4% from $126.2 million for the same period in 2004. Selling, general and administrative expenses were 30.7% and 30.6% as a percentage of revenue for the full years 2005 and 2004, respectively. On a constant currency basis, the 2005 selling, general and administrative expenses increased by 2.8%, compared to 2004.

Hudson Asia Pacific’s EBITDA was $30.6 million for the year ended December 31, 2005, an increase of 28.3% or $6.8 million from $23.8 million for the same period of 2004. The increase was primarily in Australia, New Zealand, Hong Kong and Singapore, with a decline in Japan. Hudson Asia Pacific’s 2005 improvement in EBITDA occurred in the first nine months of 2005, as EBITDA decreased $2.6 million in the fourth quarter of 2005, primarily in Australia, New Zealand and Japan, compared to the same period of 2004. These declines were primarily a result of hiring freezes and slowing demand in Australia and New Zealand in the IT, Telecom and Financial Services sectors.

Hudson Asia Pacific’s operating income was $24.1 million for the year ended December 31, 2005, an increase of 36.3% or $6.4 million from $17.6 million for the same period of 2004. Hudson Asia Pacific’s 2005 improvement in operating results was primarily due to the same factors as discussed in EBITDA.

Highland

Highland’s revenue of $62.8 million for the year ended December 31, 2005 increased 1.9% from $61.7 million from 2004. On a constant currency basis, Highland revenue increased 0.8% comparing 2005 results with 2004, reflecting growth in Highland U.K. (+70.1%) and modest growth in Highland North America (+5.8%), offset by a decrease in Highland Australia (-59.7%) as a result of the split off of part of that business as an independent brand licensee during the second quarter of 2005.

Highland’s direct costs for the year ended December 31, 2005 were $3.1 million compared to $3.6 million for 2004. The lower direct costs were the result of lower reimbursed out-of-pocket expenses. On a constant currency basis, direct costs decreased 22.9% for 2005 in comparison to 2004.

Highland’s gross margin for the year ended December 31, 2005 was $59.7 million, higher by $1.6 million, or 2.8%, from $58.1 million reported for the year ended December 31, 2004. Gross margin, as a percentage of revenue, was 95.1%, for 2005, an increase from 94.2% for 2004. On a constant currency basis, gross margin increased by 2.3% for the year ended December 31, 2005 when compared to the year ended December 31, 2004.

Highland’s selling, general and administrative expenses for the year ended December 31, 2005 were $56.9 million on a reported basis and $56.7 million in constant currency, essentially unchanged when compared with $57.1 million for the same period of 2004. Selling general and administrative expenses, on a constant currency basis, were 91.1% and 92.5% as a percentage of revenue for the full years 2005 and 2004, respectively.

Highland’s EBITDA for the year ended December 31, 2005 was $4.5 million, higher by $4.6 million from a loss of $0.1 million reported for the year ended December 31, 2004. The increase is the result of improved results in Highland North America ($4.4 million), Highland U.K. ($1.6 million) and the absence of losses in continental Europe ($0.4 million), offset by the decline of $2.0 million in Highland Australia to a loss of $0.9 million.

Highland’s operating income was $3.1 million for the year ended December 31, 2005, compared to a loss of $1.9 million for the comparable period in 2004. Highland’s 2005 improvement in operating results was primarily due to the same factors as discussed in EBITDA.

Corporate and Other

Corporate expenses for the year ended December 31, 2005 were $36.1 million compared to $33.5 million for 2004. The corporate expenses in 2005 increased primarily as a result of higher compensation expense, partially offset by lower marketing, depreciation and professional fee expenses.

Other non-operating expense, including net interest expense, was $0.8 million for the year ended December 31, 2005, lower by $1.1 million when compared to $1.9 million for the same period of 2004. Non-operating expense was lower due to the inclusion in 2004 of the loss on abandonment of Hudson Europe’s German subsidiary and higher foreign currency transactional gains in 2005, offset by higher interest expense in 2005.

The provision for income taxes for the year ended December 31, 2005 was $5.0 million on a pretax income of $10.4 million, compared with a provision of $1.6 million on a pretax loss of $25.1 million for the same period of 2004. The change in the company’s tax provision for the year ended December 31, 2005, compared to the same period in 2004, was primarily due to increased profits in the Asia Pacific region in countries where there are no tax loss carryforwards to offset taxable income. The effective tax rate differs from the U.S. Federal statutory rate of 35% due to the inability to recognize tax benefits on net US losses, primarily corporate expenses, partially offset by the release of the valuation allowance on deferred tax assets related to net operating loss carryforwards in tax jurisdictions where profits are now being generated. Other factors also include certain non-deductible expenses such as amortization, business restructuring and spin-off costs and merger costs from pooling of interests transactions, asset impairment charges, and variations from the U.S. tax rate in foreign jurisdictions.

Net income was $5.3 million for the year ended December 31, 2005, compared to a net loss of $26.8 million for 2004. Basic earnings per share were $.24 and diluted earnings per share were $.22, for the year ended December 31, 2005, compared to basic and diluted loss of $1.38 per share in the year ended December 31, 2004. Basic average shares outstanding increased in 2005 as a result of various employee stock compensation awards that vested or were issued or granted at various times during 2005. For the 2004 period, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

The Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	For the year ended December 31,
	2004			2003
	As reported	Currency translation	Constant currency	As reported
Revenue:
Hudson Americas	$334,765	$203	$334,968	$278,935
Hudson Europe	447,483	(46,074)	401,409	364,766
Hudson Asia Pacific	412,427	(44,507)	367,920	377,555
Highland	61,679	(2,574)	59,105	64,043

Total	1,256,354	(92,952)	1,163,402	1,085,299

Direct costs:
Hudson Americas	248,103	289	248,392	213,715
Hudson Europe	265,414	(27,981)	237,433	210,134
Hudson Asia Pacific	269,067	(30,427)	238,640	254,715
Highland	3,550	(423)	3,127	3,706

Total	786,134	(58,542)	727,592	682,270

Gross margin:
Hudson Americas	86,662	(86)	86,576	65,220
Hudson Europe	182,069	(18,093)	163,976	154,632
Hudson Asia Pacific	143,360	(14,080)	129,280	122,840
Highland	58,129	(2,151)	55,978	60,337

Total	$470,220	$(34,410)	$435,810	$403,029

Selling, general and administrative (1):
Hudson Americas	86,688	(138)	86,550	81,527
Hudson Europe	185,873	(18,682)	167,191	172,007
Hudson Asia Pacific	126,165	(13,209)	112,956	121,942
Highland	57,063	(2,053)	55,010	77,190
Corporate	33,533	—	33,533	31,741

Total	$489,322	$(34,082)	$455,240	$484,407

(1)	Selling, general and administrative expenses include the Consolidated Statements of Operations’ captions: salaries and related, office and general, marketing and promotion, and depreciation and amortization.

Hudson Americas

Hudson Americas’ revenue was $334.8 million for the year ended December 31, 2004, up 20.0% from $278.9 million for the same period of 2003. The increase in revenue was from both Hudson North America’s temporary services (+18%), especially Legal, Accounting & Finance and IT permanent placement services (+49%).

Hudson Americas’ direct costs for the year ended December 31, 2004 were $248.1 million compared to $213.7 million for 2003. The increase was primarily the result of direct costs for temporary contractors.

Hudson Americas’ gross margin for the year ended December 31, 2004 was $86.7 million, higher by $21.5 million, or 33%, from $65.2 million reported for the year ended December 31, 2003. Gross margin, as a percentage of revenue, was 25.9%, for 2004, an increase from 23.4% for 2003.

Hudson Americas’ selling general and administrative costs were $86.7 million for the year ended December 31, 2004, higher by 6.3% from $81.5 million for the same period in 2003. Selling, general and administrative expenses were 25.9% and 29.2% as a percentage of revenue for the full years 2004 and 2003, respectively.

Hudson Americas’ operating loss was $0.9 million for the year ended December 31, 2004, compared to $73.5 million for the same period of 2003. The decrease in the 2004 operating loss is primarily due to the absence of the 2003 goodwill impairment charge ($55.4 million), improved operating results in North American businesses, which was partially offset by increased costs associated with the Hudson development groups, Center for High Performance and North American Hudson Talent Management.

Hudson Europe

Hudson Europe’s revenue was $447.5 million for the year ended December 31, 2004, up 22.7% from $364.8 million for the same period of 2003. On a constant currency basis, Hudson Europe’s revenue increased approximately 10% comparing 2004 to 2003. The largest constant currency revenue increases were achieved in Hudson United Kingdom from increased revenue in temporary contracting (+9%) and permanent placement (+27%) businesses, and Hudson Netherlands’ higher human resources consulting business (+27%).

Hudson Europe’s direct costs for the year ended December 31, 2004 were $265.4 million compared to $209.8 million for 2003. On a constant currency basis, direct costs increased 13.2% for 2004 in comparison to 2003.

Hudson Europe’s gross margin for the year ended December 31, 2004 was $182.1 million, higher by $27.4, or 17.7%, from $154.6 reported for the year ended December 31, 2003. Gross margin, as a percentage of revenue, was 40.7% for 2004, an increase from 42.4% for 2003. On a constant currency basis, gross margin increased by 6.0% for the year ended December 31, 2004 when compared to the year ended December 31, 2003.

Hudson Europe’s selling general and administrative costs were $185.9 million for the year ended December 31, 2004, higher by 8.0% from $172.0 million for the same period in 2003. Selling, general and administrative expenses were 41.5% and 47.2% as a percentage of revenue for the full years 2004 and 2003, respectively. On a constant currency basis, the 2004 selling, general and administrative expenses decreased by 2.8%, compared to 2003.

Hudson Europe’s operating loss was $4.5 million for the year ended December 31, 2004, compared to $158.5 million for the same period of 2003. The decrease in the 2004 operating loss was primarily due to the absence of the 2003 goodwill impairment charge ($128.7 million), lower reorganization expenses ($9.3 million), improved operating results in the United Kingdom business and the absence of losses resulting from the abandonment of the German subsidiary; this was partially offset by the higher losses in France compared to 2003.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $412.4 million for the year ended December 31, 2004, up 9.2% from $377.6 million for the same period of 2003. The increase was achieved due to Hudson Asia’s improved permanent placement business (+51%), offset by decreases in Hudson Australia (-6%).

Hudson Asia Pacific’s direct costs for the year ended December 31, 2004 were $269.1 million compared to $254.7 million for 2003. On a constant currency basis, direct costs decreased 6.3% for 2004 in comparison to 2003.

Hudson Asia Pacific’s gross margin for the year ended December 31, 2004 was $143.4 million, higher by $20.5 million, or 16.7%, from $122.8 million reported for the year ended December 31, 2003. Gross margin, as a percentage of revenue, was 34.8%, for 2004, an increase from 32.5% for 2003. On a constant currency basis, gross margin increased by 5.2% for the year ended December 31, 2004 when compared to the year ended December 31, 2003.

Hudson Asia Pacific’s selling, general and administrative costs were $126.3 million for the year ended December 31, 2004, higher by 3.5% from $121.9 million for the same period in 2003. Selling, general and administrative expenses were 30.6% and 32.3% as a percentage of revenue for the full years 2004 and 2003, respectively. On a constant currency basis, the 2004 selling, general and administrative expenses decreased by 7.3%, compared to 2003.

Hudson Asia Pacific’s operating income was $17.6 million for the year ended December 31, 2004, compared to an operating loss of $14.7 million for the same period of 2003. The increase in the 2004 operating income is primarily due to the absence of the 2003 goodwill impairment charge ($11.3 million), lower reorganization expenses ($4.7 million) and improved operating results in the Australian, Asian and New Zealand businesses.

Highland

Highland revenue of $61.7 million for the year ended December 31, 2004 was down 3.7% from $64.0 million for 2003, reflecting the closure of its continental European operations, partially offset by an increase in the Highland Australian business (+93%) and modest growth in Highland North America (+2%). On a constant currency basis, Highland revenue decreased 8% comparing 2004 results with 2003, reflecting essentially the same factors noted previously and a decrease in Highland U.K. (-9%).

Highland’s direct costs for the year ended December 31, 2004 were $3.5 million compared to $3.7 million for 2003. On a constant currency basis, direct costs decreased 15.6% for 2004 in comparison to 2003.

Highland’s gross margin for the year ended December 31, 2004 was $58.1 million, lower by $2.2 million, or 3.7%, from $60.3 million reported for the year ended December 31, 2003. Gross margin, as a percentage of revenue, remained unchanged from 2003 to 2004 at 94.2%. On a constant currency basis, gross margin decreased by 7.2% for the year ended December 31, 2004 when compared to the year ended December 31, 2003.

Highland’s selling general and administrative costs were $57.1 million for the year ended December 31, 2004, lower by 26.0% from $77.2 million for the same period in 2003. Selling, general and administrative expenses were 92.6% and 120.5% as a percentage of revenue for the full years 2004 and 2003, respectively. On a constant currency basis, the 2004 selling, general and administrative expenses decreased by 28.7%, compared to 2003.

Highland’s operating loss for the year ended December 31, 2004 was $1.9 million compared to an operating loss of $35.0 million for 2003. The 2004 loss was lower than 2003 as a result of lower business reorganization expenses ($8.5 million), the absence of the 2003 goodwill impairment charge in 2004 ($7.4 million), improved operating results (exclusive of goodwill impairment charges, reorganization expenses, and merger and integration expenses) in Highland North America ($7.2 million), Highland United Kingdom ($4.2 million) and Highland Australia ($1.7 million), and the absence of losses from continental Europe ($4.6 million), partially offset by higher merger and integration expenses ($.6 million).

Corporate and Other

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

Corporate expenses for the year ended December 31, 2004 were $33.5 million compared to $32.0 million for 2003, which included an allocation from Monster for the first quarter of 2003. The corporate expenses in 2004 increased primarily as a result of higher professional fees, including costs related to compliance with Sarbanes-Oxley Act of 2002 requirements, and marketing costs, partially offset by a decline in depreciation expense.

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

The provision for income taxes for the year ended December 31, 2004 was $1.6 million on a pretax loss of $25.1 million, compared with a provision of $12.0 million on a pretax loss of $316.8 million for the same period of 2003. The change in the Company’s tax provision for the year ended December 31, 2004 compared to the same period in 2003 was primarily due to establishment of a valuation allowance in 2003 on certain foreign tax losses, the benefit of which may not be realizable, and the inability of the Company to realize benefits from its current losses in businesses where the future earnings ability to utilize those losses is not certain. Additionally, in 2004 the Company became a current taxpayer on certain income earned in the Asia Pacific region. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to valuation allowance on deferred tax assets, net operating losses retained or utilized by Monster, certain non-deductible expenses such as amortization, business restructuring and spin-off costs, merger costs from pooling of interests transactions, asset impairment charges, and variations from the U.S. tax rate in foreign jurisdictions.

Net loss was $26.8 million for the year ended December 31, 2004, compared with a loss of $328.8 million for 2003. Basic and diluted loss per share for the year ended December 31, 2004 was a loss of $1.38 per share, compared to a loss of $19.58 per share in the year ended December 31, 2003. Basic average shares outstanding increased in 2004 as a result of the issuance of shares from a registered public offering in March 2004, a stock acquisition completed in June 2004 and various employee stock compensation awards that vested or were issued or granted at various time during 2004. For the 2004 and 2003 periods, dilutive earnings per share calculations did not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from funding working capital requirements and capital investment in information technology.

The Company filed a shelf registration on October 6, 2004 to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. This shelf filing is still outstanding.

On July 6, 2005, the Company issued 3,223,640 shares of its common stock in a registered public offering and received $45.0 million in net proceeds from the issuance. The Company has used and plans to continue to use the proceeds from the offering to fund the growth of worldwide staffing operations, make acquisitions and for general corporate purposes.

The Company has a senior secured credit facility for $75.0 million (the “Credit Facility”). The maturity date of the Credit Facility is March 31, 2009. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option and had a weighted average interest rate of 6.49% as of December 31, 2005. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of December 31, 2005, the credit limit on the Credit Facility was $75 million. As of December 31, 2005, the Company had outstanding borrowings of $30.1 million and letters of credit issued and outstanding of approximately $15.5 million under the Credit Facility. Available credit for use under the Credit Facility as of December 31, 2005 was $29.4 million. Letters of credit are used to support certain of the Company’s office leases, the worker’s compensation policy and its finance leases.

The Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain its minimum Adjusted EBITDA (as defined in the Credit Facility) and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. On March 9, 2006, the Company entered into an amendment to the Credit Facility that established minimum Adjusted EBITDA (measured on a trailing twelve-month basis) and maximum capital expenditure covenant levels for fiscal year 2006. The minimum Adjusted EBITDA covenant generally provides that the Company’s Adjusted EBITDA for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2006 may not be less than $15.0 million, $15.0 million, $25.0 million and $25.0 million, respectively. The maximum capital expenditure covenant provides that the Company’s capital expenditures for 2006 may not exceed $14.0 million. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

During the years ended December 31, 2005 and 2004, the Company used cash in operating activities of $26.3 million and $30.9 million, respectively. Cash usage for operating activities decreased in 2005 compared to 2004 as a result of an increase in net income ($32.1 million) and lower payments related to the legacy reorganization and merger plans ($3.8 million), partially offset by higher usage to fund higher levels of accounts receivable ($12.9 million), primarily related to billing issues and growth in the Hudson North American business, and lower benefits from other working capital liabilities and other assets.

During the years ended December 31, 2005 and 2004, the Company used cash in investing activities of $35.7 million and $10.1 million, respectively. This use of cash was primarily related to capital expenditures in the normal course of operations and payments related to business acquisitions. The increased use of cash in 2005 compared to 2004 was the result of higher payments related to purchases of businesses, primarily Balance, in 2005 ($25.4 million).

During the years ended December 31, 2005 and 2004, the Company generated cash from financing activities of $75.9 million and $35.3 million, respectively. The cash provided from financing activities was higher in 2005 compared to 2004, as a result of a net increase in borrowings under the credit facility ($30.1 million) and higher proceeds from the 2005 stock issuance compared to the 2004 stock issuance ($17.0 million).

The Company believes that the cash and cash equivalents on hand at December 31, 2005, supplemented by availability under the Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months.

Future Capital Requirements

The Company’s near-term cash requirements are primarily related to funding operations, a portion of prior year restructuring actions and capital expenditures. However, the Company cannot provide assurance that actual cash requirements will not be greater in the future from those currently expected. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Off-Balance Sheet Arrangements. As of December 31, 2005, the Company had no off-balance sheet arrangements.

Contractual Obligations. The Company has entered into various commitments that will affect its cash generation capabilities going forward. Particularly, it has entered into several non-cancelable operating leases for facilities and equipment worldwide. Future contractual obligations as of December 31, 2005 are as follows (dollars in thousands) (commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2005):

Contractual Obligation (a)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$32,667	$51,730	$37,873	$74,398	$196,668
Capital lease obligations (b)	2,471	478	—	—	2,949
Other long term liabilities:
Reorganization expenses	4,223	3,168	927	—	8,318
Merger and integration expenses	1,239	1,378	557	103	3,277

Total	$40,600	$56,754	$39,357	$74,501	$211,212

(a)	Other long-term liabilities of $2,648, primarily related to mandated employee benefit obligations, do not have readily determinable payment periods and are therefore not included in the schedule.
(b)	Capital lease obligations presented here exclude the interest portion of the obligation, which is immaterial.

REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the Company’s history of negative cash flows and operating losses may continue, (2) the ability of clients to terminate their relationship with the Company at any time, (3) the impact of global economic fluctuations on the Company’s temporary contracting operations, (4) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (5) risks relating to the Company’s foreign operations, including foreign currency fluctuations, (6) risks and financial impact associated with acquisitions; (7) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (8) competition in the Company’s markets and the Company’s dependence on highly skilled professionals, (9) fluctuations in the Company’s operating results from quarter to quarter, (10) the impact of employees departing with existing executive search clients, (11) restrictions imposed by blocking arrangements, (12) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (13) the Company’s dependence on key management personnel and (14) the impact of government regulations. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s long-term borrowings are in fixed rate capital leases for leasehold improvements, computer software and computer equipment. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. We do not trade derivative financial instruments for speculative purposes.

The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the year ended December 31, 2005, the Company earned approximately 72% of its gross margin outside the United States, and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the year ended December 31, 2005, the Company had a translation loss of $6.9 million, primarily attributable to the strengthening of the U.S. dollar against the British pound, the Euro and the Australian dollar.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company enters into foreign currency forward contracts to minimize the exposure to foreign exchange rate risk related to intercompany loan balances denominated in currencies other than the functional currency. At December 31, 2005, no foreign currency forward contracts were outstanding. The principal currencies hedged during the year ended December 31, 2005 were the Euro, the British pound, and the Australian Dollar.

The Company had no derivative instruments outstanding at December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report is set forth immediately following the report of BDO Seidman, LLP on the financial statements included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Hudson Highland Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Highland Group, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Hudson Highland Group, Inc. as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

New York, New York

March 10, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 8, that Hudson Highland Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Hudson Highland Group, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Hudson Highland Group, Inc. based on our audit.

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

In our opinion, management’s assessment that Hudson Highland Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Hudson Highland Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Highland Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

New York, New York

March 10, 2006

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenue	$1,428,276	$1,256,354	$1,085,299

Direct costs (Note 2)	891,345	786,134	682,270

Gross margin	536,931	470,220	403,029

Operating expenses:
Salaries and related	375,519	347,245	318,070
Office and general	112,684	101,318	122,081
Marketing and promotion	18,981	20,651	22,957
Depreciation and amortization	18,412	20,108	21,299
Business reorganization expenses	233	3,361	26,823
Merger and integration (recoveries) expenses	(70)	736	2,663
Goodwill impairment charge	—	—	202,785

Total operating expenses	525,759	493,419	716,678

Operating income (loss)	11,172	(23,199)	(313,649)

Other income (expense):
Interest, net	(1,852)	(104)	(283)
Other, net	1,029	(1,834)	(2,859)

Income (loss) before provision for income taxes	10,349	(25,137)	(316,791)
Provision for income taxes	5,036	1,638	12,021

Net income (loss)	$5,313	$(26,775)	$(328,812)

Income (loss) per share:
Basic	$0.24	$(1.38)	$(19.58)
Diluted	$0.22	$(1.38)	$(19.58)

Weighted average shares outstanding:
Basic	22,295,000	19,457,000	16,797,000
Diluted	23,674,000	19,457,000	16,797,000

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$34,108	$21,064
Accounts receivable, less allowance for doubtful accounts of $5,488 and $5,230, respectively	232,081	197,582
Prepaid and other	14,330	14,187

Total current assets	280,519	232,833
Property and equipment, net	31,438	36,360
Intangibles, net	31,100	6,104
Other assets	5,359	6,081

Total assets	$348,416	$281,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,718	$27,023
Accrued expenses and other current liabilities	140,036	140,903
Credit facility and current portion of long-term debt	32,544	4,066
Accrued business reorganization expenses	4,223	8,930
Accrued merger and integration expenses	1,239	1,872

Total current liabilities	202,760	182,794

Accrued business reorganization expenses, non-current	4,095	6,832
Accrued merger and integration expenses, non-current	2,038	3,329
Other long-term liabilities	5,948	2,648
Long-term debt, less current portion	478	2,041

Total liabilities	215,319	197,644

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 24,340,462 and 20,612,966 shares, respectively	24	21
Additional paid-in capital	404,755	353,825
Accumulated deficit	(306,263)	(311,576)
Accumulated other comprehensive income—translation adjustments	34,811	41,694
Treasury stock, 15,798 and 15,798 shares, respectively	(230)	(230)

Total stockholders’ equity	133,097	83,734

	$348,416	$281,378

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$5,313	$(26,775)	$(328,812)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,412	20,108	21,299
(Recovery of) provision for doubtful accounts	2,233	(683)	13,482
Provision for (benefit from) deferred income taxes	1,021	(1,424)	11,082
Compensation charge on restricted stock issuance	795	971	467
Net (gain) loss on disposal of assets	(559)	1,330	3,962
Goodwill impairment charge	—	—	202,785
Changes in assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in accounts receivable, net	(51,974)	(39,054)	21,003
(Increase) decrease in other assets	(2,313)	9,700	2,260
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	9,113	17,083	13,734
Decrease in accrued business reorganization expenses	(6,688)	(9,900)	(1,404)
Decrease in accrued merger and integration expenses	(1,651)	(2,251)	(2,487)

Total adjustments	(31,611)	(4,120)	286,183

Net cash used in operating activities	(26,298)	(30,895)	(42,629)

Cash flows from investing activities:
Capital expenditures	(9,933)	(9,735)	(10,710)
Payments for acquisitions and intangible assets, net of cash acquired	(25,782)	(393)	(680)

Net cash used in investing activities	(35,715)	(10,128)	(11,390)

Cash flows from financing activities:
Proceeds from issuance of common stock	44,961	27,919	—
Borrowings under credit facility	355,644	19,550	—
Repayments under credit facility	(325,571)	(19,550)	—
Net payments on long-term debt	(2,791)	(1,407)	(1,166)
Issuance of common stock—Long Term Incentive Plan option exercises	1,472	1,790	—
Issuance of common stock—employee stock purchase plans	2,142	1,688	1,302
Payments received from Monster	—	5,518	8,012
Purchase of restricted stock from employees	—	(230)	—
Net cash transfers received from Monster, prior to Distribution	—	—	41,317

Net cash provided by financing activities	75,857	35,278	49,465

Effect of exchange rates on cash and cash equivalents	(800)	672	4,783

Net increase (decrease) in cash and cash equivalents	13,044	(5,073)	229
Cash and cash equivalents, beginning of year	21,064	26,137	25,908

Cash and cash equivalents, end of year	$34,108	$21,064	$26,137

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Treasury stock	Accumulated (deficit) earnings	Divisional equity	Accumulated other comprehensive income (loss)	Total	Total comprehensive (loss) income
	Shares	Value

Balance January 1, 2003	—	$—	$—	$—	$—	$291,914	$24,660	$316,574
Net loss January 1, 2003 to March 31, 2003						(44,011)		(44,011)	$(44,011)
Cash transfers from Monster						41,317		41,317
Non-cash equity contributions from Monster						24,150		24,150
Transfer of divisional equity to common stock and additional paid-in capital	16,763,216	16	313,354			(313,370)
Net loss April 1, 2003 to December 31, 2003					(284,801)			(284,801)	(284,801)
Other comprehensive income, translation adjustments							14,363	14,363	14,363
Issuance of shares for employee stock purchase plans	197,554	1	1,301					1,302
Restricted stock issuance and related compensation charge	184,750		467					467

Balance December 31, 2003	17,145,520	17	315,122	—	(284,801)	—	39,023	69,361	$(314,449)

Net loss					(26,775)			(26,775)	$(26,775)
Other comprehensive income, translation adjustments							2,671	2,671	2,671
Issuance of shares for 401(k) plan contribution	92,076		1,058					1,058
Issuance of shares from exercise of stock options	252,074	1	1,789					1,790
Issuance of shares for employee stock purchase plans	159,590		1,688					1,688
Issuance of shares	2,547,770	2	27,917					27,919
Purchase of restricted stock from employees	(15,798)			(230)				(230)
Issuance of shares for acquisition	367,174	1	5,280					5,281
Restricted stock issuance and related compensation charge	48,762		971					971

Balance December 31, 2004	20,597,168	21	353,825	(230)	(311,576)	—	41,694	83,734	$(24,104)

Net income					5,313			5,313	5,313
Other comprehensive loss, translation adjustments							(6,883)	(6,883)	(6,883)
Issuance of shares for 401(k) plan contribution	94,960		1,563					1,563
Issuance of shares from exercise of stock options	187,038		1,472					1,472
Issuance of shares for employee stock purchase plans	167,583		2,142					2,142
Issuance of shares	3,223,640	3	44,958					44,961
Restricted stock issuance and related compensation charge	54,275		795					795

Balance December 31, 2005	24,324,664	$24	$404,755	$(230)	$(306,263)	$—	$34,811	$133,097	$(1,570)

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

Hudson Highland Group, Inc. and its subsidiaries (the “Company”) comprise the operations, assets and liabilities of the three Hudson regional businesses (“Hudson Regional Businesses” or “Hudson regions”) and Highland Partners (“Highland”). The Company was historically the combination of 67 acquisitions made between 1999 and 2002, which became the eResourcing and Executive Search divisions (“HH Group”) of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. Some of the Company’s constituent businesses have operated for more than 20 years. Immediately prior to the Distribution, Monster transferred substantially all the assets and liabilities of its eResourcing and Executive Search business segments to HH Group. These assets and liabilities are reflected in HH Group’s financial statements at Monster’s historical cost. On March 31, 2003 (the “Distribution Date”), Monster distributed all of the outstanding shares of the newly named HH Group to its stockholders of record on March 14, 2003 on a basis of one share of HH Group common stock for each thirteen and one-third shares of Monster common stock so held (the “Distribution”). Since the Distribution, the Company has operated as an independent publicly held company, has completed three acquisitions, and reorganized a number of smaller business units after determining that those businesses were not viable profit centers.

The consolidated financial statements have been derived from the financial statements and accounting records of Monster for all periods through the Distribution Date, using the historical results of operations and historical basis of the assets and liabilities of the Company’s business. In connection with the Distribution, the inter-company balances due to Monster were contributed by Monster to equity. Accordingly, such balances are reflected as divisional equity for periods prior to March 31, 2003, at which time the amount was reclassified to common stock and additional paid-in capital. Earnings and losses are accumulated in accumulated (deficit) earnings starting April 1, 2003. The terms of the distribution agreement with Monster did not require repayment or distribution of any portion of the divisional equity back to Monster. HH Group’s costs and expenses in the accompanying consolidated financial statements for periods prior to March 31, 2003 included allocations from Monster for executive, legal, accounting, treasury, real estate, information technology and other Monster corporate services and infrastructure costs because specific identification of the expenses is not practicable. The total corporate services allocation to HH Group from Monster was $5,123 for the year ended December 31, 2003. The expense allocation was determined on the basis that Monster and HH Group considered to be reasonable reflections of the utilization of services provided or the benefit received by HH Group using ratios that are primarily based on the Company’s revenue, net of direct costs of temporary contractors, compared to Monster as a whole. Monster also allocated to HH Group certain merger and integration expenses and business reorganization expenses of $137 for the year ended December 31, 2003, which were included in corporate expenses. The financial information included herein prior to March 31, 2003 may not necessarily reflect the financial position and results of operations of the Company in the future or what these amounts would have been had it been a separate, stand-alone entity during the periods presented prior to the Distribution.

Reporting Segments

The Company is one of the world’s largest specialized professional staffing, retained executive search and talent management solutions firms. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company reassessed its reportable segments in the fourth quarter of 2005 and prior period results are presented in conformity with the 2005 presentation. The Company is organized into four reportable segments, the three Hudson regional businesses of Hudson Americas, Hudson Europe, and Hudson Asia Pacific, and Highland, which constituted approximately 21%, 38%, 29% and 11% of the Company’s gross margin, respectively, for the year ended December 31, 2005.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Hudson Regional Businesses. Hudson’s three regions provide temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a temporary assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services, health care, or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and help predict whether a candidate will be successful in a given role.

All of the Hudson regional businesses also provide organizational effectiveness and development services through their Talent Management Solutions units. These services encompass candidate assessment, competency modeling, leadership development, performance management, and career transition. These services enable Hudson to offer clients a comprehensive set of management services, across the entire employment life cycle, from attracting, assessing and selecting best-fit employees to engaging and developing those individuals to help build a high-performance organization. Through the Hudson Center for High Performance (the “Center for High Performance”), the Company also offers leadership solutions designed to assist senior management in enhancing the operating performance of their organizations.

Hudson Americas operates from 48 offices in two countries, with 96% of its 2005 gross margin generated in the United States. Hudson Europe operates from 48 offices in 17 countries, with 58% of its 2005 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 25 offices in 6 countries, with 65% of its 2005 gross margin stemming from Australia.

Highland. Highland, an executive search boutique with global reach, offers a comprehensive range of executive search services on a retained basis aimed exclusively at recruiting senior level executives. Highland also has a specialized practice that assists clients desiring to enhance their boards of directors.

Highland approaches the market through industry sectors, such as financial services, life sciences, retail and consumer products and technology. This industry sector sales approach is designed to enable Highland to better understand the strategic management issues and market conditions faced by clients within their specific business segments. Highland also recruits candidates through functional specialist groups, including those focused on boards of directors and senior officers in the finance, information technology, human resources and legal professions.

Highland operates in 14 practice offices in four countries. For the year ended December 31, 2005, approximately 75% of gross margin in the Highland business was derived in North America.

Corporate expenses are reported separately from the four reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional consulting.

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

Foreign Currency Risk Management

The Company periodically enters into forward contracts to reduce exposure to exchange rate risk related to short-term intercompany loans denominated in currencies other than the functional currency. The Company does not apply hedge accounting, and all gains and losses are included in other expense. The Company does not trade derivative financial instruments for speculative purposes. Prior to the Distribution Date, the Company historically participated in Monster’s centralized treasury function.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, among others, allocations of costs to the Company by Monster for 2003 and prior, allowances for doubtful accounts, net realizable values for long-lived assets, and the recoverability of deferred tax assets. Actual results could differ from these estimates.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Revenue Recognition

Although the Company’s revenue recognition policy involves a relatively low level of uncertainty, it does require judgment on complex matters that is subject to multiple sources of authoritative guidance.

Hudson Regional Businesses. The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Temporary contracting revenue is reported gross when the Company acts as the principal in the transaction and is at risk for collection. Revenues that do not meet the criteria for gross revenue reporting are reported on a net basis. Revenue generated when the Company permanently places an individual with a client on a contingent basis is recorded at the time of acceptance of employment, net of an allowance for estimated fee reversals. Revenue generated when the Company permanently places an individual with a client on a retained basis is recorded ratably over the period services are rendered, net of an allowance for estimated fee reversals.

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

Revenue, direct costs and gross margin of the Company were as follows:

	Year ended December 31, 2005			Year ended December 31, 2004			Year ended December 31, 2003
	Temporary	Other	Total	Temporary	Other	Total	Temporary	Other	Total
Revenue	$1,034,174	$394,102	$1,428,276	$886,971	$369,383	$1,256,354	$775,674	$309,625	$1,085,299
Direct costs	847,872	43,473	891,345	732,786	53,348	786,134	644,011	38,259	682,270

Gross margin	$186,302	$350,629	$536,931	$154,185	$316,035	$470,220	$131,663	$271,366	$403,029

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

Cash and Cash Equivalents

Cash and cash equivalents, which consist primarily of commercial paper and time deposits, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents. At December 31, 2005 and 2004, outstanding checks in excess of cash account balances were $4,661 and $3,929, respectively, and are included in accounts payable on the accompanying balance sheet.

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

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company’s use and software developed by a vendor for the Company’s proprietary use have been capitalized. Costs incurred for the Company’s own personnel who are directly associated with software development are capitalized as appropriate. Capitalized software costs are included in property and equipment.

Intangibles

Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of client lists, trademarks and goodwill. With the exception of goodwill, these

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

costs are being amortized over periods ranging from three to five years on a straight-line basis or on an accelerated basis where appropriate. The Company evaluates its goodwill annually for impairment, or earlier if indicators of potential impairment exist.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the Company’s earnings (losses) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For periods in which a loss is presented, dilutive earnings per share calculations do not differ from basic earnings per share

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

because the effects of any potential common stock were anti-dilutive and, therefore, not included in the calculation of dilutive earnings per share. For the year ended December 31, 2005 the difference between weighted average basic and diluted common shares outstanding was composed of potential common stock from options of 1,237,000 and unvested restricted stock of 142,000. For the years ended December 31, 2004 and 2003, the effect of approximately 930,000 and 860,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

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

As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on the Company’s operating results and per share data have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year ended December 31,
	2005	2004	2003
Risk free interest rate	4.0%	4.0%	4.0%
Volatility	55.0%	55.0%	65.0%
Expected life (years)	5.0	5.0	5.0
Dividends	—	—	—
Weighted average fair value of options granted during the period	$7.52	$7.21	$4.36

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

	Year ended December 31,
	2005	2004	2003
Reported net income (loss)	$5,313	$(26,775)	$(328,812)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,469)	(3,510)	(3,714)

Pro forma net income (loss)	$844	$(30,285)	$(332,526)

Earnings (loss) per share:
As reported basic net income (loss):	$.24	$(1.38)	$(19.58)
As reported diluted net income (loss)	$.22	$(1.38)	$(19.58)

Pro forma net income (loss):
Basic	$.04	$(1.56)	$(19.80)
Diluted	$.04	$(1.56)	$(19.80)

Effect of Recently Issued Accounting Standards

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

The Company will adopt SFAS 123R effective January 1, 2006 and will use the aforementioned modified retrospective method. Based upon the stock options granted and estimates of employee contributions to the

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Employee Stock Purchase Plan and subject to a complete management review, the Company expects the adoption of SFAS 123R would reduce pre-tax income and net income by approximately $4,900 for the year ended 2006, or $0.20 per basic share and $0.19 per diluted share, based upon current stock compensation plans and estimated weighted average number of shares outstanding. As a result of the Company’s inability to recognize current tax benefits on reported net losses, tax benefits are not expected to be recorded in the near future. The Company has not changed any of its stock compensation plans as a result of the impending adoption of SFAS 123R, but maintains the right to amend, suspend or terminate any plan at any time.

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

Reclassifications

In the current financial statement presentation, changes have been made from presentations in prior Securities and Exchange Commission filings and new account descriptions are being used. Certain prior period amounts have been reclassified to conform to the Company’s 2005 financial statement presentation; these reclassifications do not change total revenue, total expenses, net loss, total assets, total liabilities or stockholders’ equity.

3. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31,
	2005	2004
Computer equipment	$31,204	$31,634
Furniture and equipment	23,257	23,497
Capitalized software costs	33,410	29,645
Leasehold and building improvements	21,771	25,723
Transportation equipment	1,077	1,295

	110,719	111,794
Less: Accumulated depreciation and amortization	79,281	75,434

Property and equipment, net	$31,438	$36,360

Leasehold improvements included assets classified under capital leases at December 31, 2005 and 2004 with a cost of $725 and $4,152, respectively, and accumulated amortization of $52 and $1,416, respectively. Capitalized software costs included software under capital leases at December 31, 2005 and 2004 with a cost of $4,714 and $2,722, respectively and accumulated amortization of $466 and $0, respectively. Computer equipment included equipment classified under capital leases at December 31, 2005 and 2004 with a cost of $153 and $153, respectively, and accumulated amortization of $76 and $25, respectively.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

4. GOODWILL AND INTANGIBLES

SFAS 142 requires that goodwill and indefinite-lived intangible assets not be amortized but be tested for impairment on an annual basis, or more frequently if circumstances warrant.

In the third quarter of 2003, the Company determined that under the requirements of SFAS 142, goodwill should be tested for impairment due to business conditions and changes in circumstances resulting from the Distribution, which established the Company as an independent entity with a separate market capitalization. As a result of this test and the related fair value examination, the Company recorded a non-cash goodwill impairment charge of $202,785, in operating expenses. The impairment valuation was based upon a discounted cash flow approach that used estimated future revenue and costs for each business segment as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company was using to manage the underlying business. The 2003 goodwill impairment charge wrote off all goodwill previously recorded.

A summary of changes in the Company’s goodwill by reporting unit follows. Additions in 2005 reflect acquisitions and purchase price adjustments made during the year, as described in Note 6.

	December 31, 2004	Additions and adjustments	Impairments	Currency translation	December 31, 2005
Hudson Americas	$4,567	$1,455	$—	$—	$6,022
Hudson Europe	—	15,400	—	(90)	15,310
Hudson Asia Pacific	—	—	—	—	—
Highland	—	—	—	—	—

	$4,567	$16,855	$—	$(90)	$21,332

	December 31, 2003	Additions and adjustments	Impairments	Currency translation	December 31, 2004
Hudson Americas	$—	$4,567	$—	$—	$4,567
Hudson Europe	—	—	—	—	—
Hudson Asia Pacific	—	—	—	—	—
Highland	—	—	—	—	—

	$—	$4,567	$—	$—	$4,567

	December 31, 2002	Additions and adjustments	Impairments	Currency translation	December 31, 2003
Hudson Americas	$55,351	$—	$(55,351)	$—	$—
Hudson Europe	128,556	—	(128,707)	(151)	—
Hudson Asia Pacific	9,602	—	(11,346)	(1,744)	—
Highland	7,251	—	(7,381)	(130)	—

	$200,760	$—	$(202,785)	$(2,025)	$—

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

As of December 31, 2005 and 2004, intangible assets consisted of the following:

	December 31, 2005		December 31, 2004
	Gross carrying amount	Accumulated amortization	Gross Carrying amount	Accumulated amortization
Goodwill	$21,322	$—	$4,567	$—
Amortizable intangible assets:
Client lists and other amortizable intangibles	14,702	(4,924)	4,243	(2,706)

Total intangible assets	$36,024	$(4,924)	$8,810	$(2,706)

Amortization of intangible assets was $2,286, $646 and $712, for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated intangible asset amortization expense is $4,200, $2,700, $1,500 and $1,200 for the years ended December 31, 2006, 2007, 2008 and 2009, respectively.

5. BUSINESS REORGANIZATION EXPENSES

In 2003, the Company recorded additional charges and credits as a result of changes in estimates related to the prior actions and as a result of further actions in 2003 to close offices and business units that did not have the size or market capacity to provide future income growth.

As a result of the reorganization initiatives, the Company recorded business reorganization expenses of $233, $3,361 and $26,823, classified as a component of operating expenses, for the years ended December 31, 2005, 2004 and 2003, respectively.

Consolidation of Excess Facilities

During the year ended December 31, 2005, the Company recorded expense of $309 for changes in estimates. During the year ended December 31, 2004, the Company recorded expense of $2,492 for changes in estimates and finalization of Highland’s Canadian subleases and the signed modification of a Hudson Australian lease and other changes in estimates due to market fluctuations. During the year ended December 31, 2003, the Company recorded expense of $6,951 for changes in estimate on facilities involved in the 2002 actions, primarily due to lower estimated sublease income and the inability to sublease certain locations. Additional charges of $7,284 were recorded in 2003 to close additional locations that were in excess of the space required by the Company’s operations. As of December 31, 2005 the remaining accrual related to approximately 28 locations and will be paid over the remaining lease terms, which have various expiration dates up until 2010, except one with a 2020 expiration date. The estimated payments for 2006 are $3,192.

Workforce Reduction

During the years ended December 31, 2005 and 2004, credits of $124 and $201 were recorded for changes in prior year’s estimates. During the year ended December 31, 2003, charges of $1,505 were incurred for the continuation of the 2002 reorganization actions and $8,744 was incurred for additional reductions in the workforce of approximately 220 employees. As of December 31, 2005, the workforce reduction accrual related to settlements and termination payments for approximately seven former employees, which are all payable in 2006.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Professional Fees and Other Charges

Professional fees and other charges were $48 and $1,070 in the years ended December 31, 2005 and 2004, respectively, related to prior reorganization actions and were primarily related to services required to close the Hudson Australian lease modification in 2004. Professional fees and other charges were $2,339 in the year ended December 31, 2003. This accrual at December 31, 2005 was included in current liabilities.

Amounts under the “Utilization” caption of the following tables are primarily the cash payments associated with the plans. Business reorganization expense activities and liability balances were as follows:

Year ended December 31, 2005	December 31, 2004	Changes in estimate	Additional charges	Utilization	December 31, 2005
Consolidation of excess facilities	$12,894	$309	$—	$(5,916)	$7,287
Workforce reduction	663	(124)	—	(177)	362
Professional fees and other	2,205	48	—	(1,584)	669

Total	$15,762	$233	$—	$(7,677)	$8,318

Year ended December 31, 2004	December 31, 2003	Changes in estimate	Additional charges	Utilization	December 31, 2004
Consolidation of excess facilities	$18,340	$2,492	$—	$(7,938)	$12,894
Workforce reduction	5,337	(201)	—	(4,473)	663
Professional fees and other	2,706	1,070	—	(1,571)	2,205

Total	$26,383	$3,361	$—	$(13,982)	$15,762

Year ended December 31, 2003	December 31, 2002	Changes in estimate	Additional charges	Utilization	December 31, 2003
Consolidation of excess facilities	$15,048	$6,951	$7,284	$(10,943)	$18,340
Workforce reduction	8,375	1,505	8,744	(13,287)	5,337
Professional fees and other	2,422	706	1,633	(2,055)	2,706

Total	$25,845	$9,162	$17,661	$(26,285)	$26,383

The following table presents a summary of plan activity related to business reorganization costs by plan period.

Year ended December 31, 2005	December 31, 2004	Changes in estimate	Additional charges	Utilization	December 31, 2005
Second Quarter 2002 Plan	$3,062	$320	$—	$(1,973)	$1,409
Fourth Quarter 2002 Plan	7,921	5	—	(2,930)	4,996
Fourth Quarter 2003 Plan	4,779	(92)	—	(2,774)	1,913

Total	$15,762	$233	$—	$(7,677)	$8,318

Year ended December 31, 2004	December 31, 2003	Changes in estimate	Additional charges	Utilization	December 31, 2004
Second Quarter 2002 Plan	$4,717	$1,011	$—	$(2,666)	$3,062
Fourth Quarter 2002 Plan	8,523	2,683	—	(3,285)	7,921
Fourth Quarter 2003 Plan	13,143	(333)	—	(8,031)	4,779

Total	$26,383	$3,361	$—	$(13,982)	$15,762

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Year ended December 31, 2003	December 31, 2002	Changes in estimate	Additional charges	Utilization	December 31, 2003
Second Quarter 2002 Plan	$14,908	$180	$—	$(10,371)	$4,717
Fourth Quarter 2002 Plan	10,937	8,982	—	(11,396)	8,523
Fourth Quarter 2003 Plan	—	—	17,661	(4,518)	13,143

Total	$25,845	$9,162	$17,661	$(26,285)	$26,383

6. BUSINESS COMBINATIONS—MERGER AND INTEGRATION EXPENSES

Acquisitions Accounted for Using the Purchase Method

On August 17, 2005, the Company and its subsidiary Hudson Group Holdings B.V. completed the acquisition of all of the shares of Balance Ervaring op Projectbasis B.V. (“Balance”), a leading professional temporary and contract-staffing firm in the Netherlands, pursuant to a Share Purchase Agreement (the “Purchase Agreement”), dated July 19, 2005. The Purchase Agreement provided for a payment at closing of 17,750 euros, up to 3,000 euros paid into escrow to be paid to the sellers in 2006 based upon 2005 earnings thresholds for Balance, and additional earn-out payments of up to 4,250 euros, based on higher earnings thresholds for Balance from 2005 through 2007. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. Converted to U.S. dollars, the payment in euros at closing including escrow and all costs totaled $24,210 (net of cash acquired of $1,900). The Company recorded the allocation of the purchase price to the estimated fair value of the net assets acquired of approximately $9,410 in current assets, $8,650 in current liabilities, $500 in non-current assets and $10,800 for amortizable intangible assets (primarily customer base ($7,100) and trade name ($3,400), to be amortized on an accelerated basis that matches the estimated discounted cash flows related to the assets over their estimated useful lives of 3 to 5 years), $3,250 for deferred tax liabilities and the balance of $15,400 allocated to non-amortizable goodwill, which is not deductible for tax purposes. SFAS No. 141, Business Combinations (“SFAS 141”) requires disclosure of pro forma results as though the business combination had been completed as of the beginning of the periods being reported. The following unaudited pro forma results are not necessarily indicative of the results that would have been achieved if the Company had acquired Balance at the beginning of the periods presented: net income for the twelve month period ended December 31, 2005 would have been approximately $7,120 ($0.32 per basic share and $0.30 per diluted share). The effect on net loss and loss per share for the year ended December 31, 2004 and on annual revenue in 2004 and 2005 would not have been material. The Company also purchased a Ukrainian business in August 2005 for $117.

The results of the Balance and other 2005 acquired businesses have been included in the Hudson Europe segment of the consolidated financial statements since the respective dates of acquisition.

On June 2, 2004, the Company purchased one business through the issuance of 367,174 shares of its common stock, with a fair value of $5,281. The results of this business have been included in the Hudson segment of the consolidated financial statements since that date. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($1,258 in assets, $544 in liabilities) with the excess of $4,567 allocated to goodwill, which may be deductible for tax purposes. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. Pursuant to this purchase agreement, the Company paid a contingent payout of $1,455 to the sellers in July 2005 and the amount paid was added to the recorded value of goodwill.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Merger and Integration Expenses Incurred with Pooling of Interests Transactions

In connection with pooling of interests transactions completed prior to June 30, 2001, the Company formulated plans to integrate the operations of such companies. Such plans involved the closure of certain offices of the acquired and merged companies and the termination of certain management and employees. The objectives of the plans were to eliminate redundant facilities and personnel, and to create a single brand in the related markets in which the Company operates.

The Company adjusted its estimates of these merger and integration costs by recognizing an expense reduction of $70 for the year ended December 31, 2005 and expenses of $736 and $2,663 for the year ended December 31, 2004 and 2003, respectively, which consisted primarily of additional changes in the estimated costs of assumed leases and changes in sub-lease income from acquisitions.

Amounts reflected in the “Expense” column in the following tables represent changes in estimates to established plans subsequent to finalization. Amounts under the “Utilization” caption of the following tables are primarily the cash payments associated with the plans.

Accrued integration expense activities and liability balances consisted of:

Year ended December 31, 2005	December 31, 2004	Adjustments to		Utilization	December 31, 2005
		Goodwill	Expenses
Assumed lease obligations on closed facilities	$5,201	$—	$(70)	$(1,854)	$3,277

Total	$5,201	$—	$(70)	$(1,854)	$3,277

Year ended December 31, 2004	December 31, 2003	Adjustments to		Utilization	December 31, 2004
		Goodwill	Expenses
Assumed lease obligations on closed facilities	$6,709	$—	$736	$(2,244)	$5,201
Consolidation of acquired facilities	460	—	—	(460)	—

Total	$7,169	$—	$736	$(2,704)	$5,201

Year ended December 31, 2003	December 31, 2002	Adjustments to		Utilization	December 31, 2003
		Goodwill	Expenses
Assumed lease obligations on closed facilities	$7,983	$—	$2,693	$(3,967)	$6,709
Consolidation of acquired facilities	1,607	—	(30)	(1,117)	460
Severance, relocation and other employee costs	36	—	—	(36)	—

Total	$9,626	$—	$2,663	$(5,120)	$7,169

Costs associated with assumed lease obligations on closed facilities relate to leased office locations of acquired companies that were either under-utilized prior to the acquisition date or closed by the Company in connection with acquisition-related restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income. The estimated payments for 2006 are $1,239, with the remaining balance paid over the terms of the eight leases that end in 2015.

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

Year ended December 31, 2005	December 31, 2004	Expenses	Utilization	December 31, 2005
2000 Plans	$2,407	$(35)	$(701)	$1,671
2001 Plans	800	(35)	(309)	456
2002 Plans	1,994	—	(844)	1,150

Total	$5,201	$(70)	$(1,854)	$3,277

Year ended December 31, 2004	December 31, 2003	Expenses	Utilization	December 31, 2004
2000 Plans	$2,453	$595	$(641)	$2,407
2001 Plans	2,293	(80)	(1,413)	800
2002 Plans	2,423	221	(650)	1,994

Total	$7,169	$736	$(2,704)	$5,201

7. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2005	2004	2003
Interest paid	$2,741	$1,498	$2,312
Income taxes paid	$3,313	$1,195	$60
Value of common stock issued to satisfy 401(k) contribution (a)	$1,563	$1,058	—
Capital lease obligations	$2,079	$3,920	—
Fair value of common stock issued for acquisition (b)	—	$5,281	—

(a)	The Company issued 94,960 and 92,076 shares of its common stock in 2005 and 2004, respectively.
(b)	The Company issued 367,174 shares of common stock to purchase a business in its Hudson Americas segment.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2005	2004
Salaries, commissions and benefits	$77,604	$69,836
Sales, use and income taxes	23,737	27,098
Fees for professional services	5,794	7,340
Rent	5,030	3,038
Other accruals	27,871	33,591

	$140,036	$140,903

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

9. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2005	2004
Capitalized lease obligations, payable with interest from 6.0% to 7.2%, in varying installments through 2008	$2,949	$6,107
Less: Current portion	2,471	4,066

	$478	$2,041

As of December 31, 2005, long-term debt matures as follows: $2,471 in 2006, $220 in 2007 and $258 in 2008. Certain of the leases can be paid prior to the scheduled maturity. Capital lease obligations presented here exclude the interest portion of the obligation, which is immaterial.

10. STOCK COMPENSATION PLANS

The Company adopted all the stock compensation plans and savings plans listed below subsequent to the Distribution.

The Company maintains the Hudson Highland Group, Inc. Long Term Incentive Plan (the “LTIP”) pursuant to which it granted 1,389,000, 267,100 and 1,579,712 stock options to purchase shares of the Company’s common stock to certain key employees during the years ended December 31, 2005, 2004 and 2003, respectively. Options outstanding have vesting periods of three to four years. Options with three-year lives vest 50% on the first anniversary of the date of grant and 25% on each of the two succeeding anniversaries of the date of grant. Options with four-year lives vest 25% on each of the four anniversary dates. All options granted in 2005 and 2004 had four-year vesting periods. Options exercisable within one year from December 31, 2005 totaled 936,190. No options related to the common stock of Monster were converted at the Distribution into options to purchase the Company’s stock.

The Company granted 250,000 options to purchase shares of the Company’s common stock under the LTIP to five non-employee members of the Board of Directors in 2003. These options had an immediate vesting of 40% of the options granted with the remaining options vesting evenly over the next three years. Of these options 10,000 have been exercised and the remaining 240,000 were outstanding as of December 31, 2005. Options exercisable within one year from December 31, 2005 totaled 240,000.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Restricted stock activity for the three years ended December 31, 2005 follows:

	Year Ended December 31,
	2005	2004	2003
Opening balance unvested restricted stock	138,625	184,750	—
Grants issued with three year vesting (a)	—	—	130,750
Grants issued with four year vesting (b)	53,000	50,000	54,000
Grants issued with immediate vesting (c)	4,000	5,600	—
Grants canceled	(2,063)	(7,500)	—
Grants vested with three year vesting (a)	(24,812)	(55,625)	—
Grants vested with four year vesting (b)	(26,500)	(19,500)	—
Grants vested due to accelerated vesting	—	(13,500)
Grants vested with immediate vesting (c)	(4,000)	(5,600)	—

Ending balance unvested restricted stock	138,250	138,625	184,750

Average grant price	$24.28	$13.32	$8.23
Restricted stock expense (d)	$795	$971	$467

(a)	Restricted stock with a three-year vesting period vests 50% on the first anniversary of the date of grant and 25% on each of the two succeeding anniversaries of the date of grant.
(b)	Restricted stock with a four-year vesting period vests 25% on each of the four anniversary dates.
(c)	Restricted shares that vested immediately were granted to a total of 77 employees as performance awards.
(d)	The value of the restricted stock at the date of grant is amortized over the related vesting period as a charge to compensation expense and an increase in additional paid-in capital. These shares are provided at no cost to the employee.

Stock option activity for the three years ended December 31, 2005 follows:

	LTIP shares available for grant	Number of options outstanding	Weighted average exercise price per share
April 1, 2003 shares reserved	2,000,000	—	—
Options granted	(1,829,712)	1,829,712	$7.34
Restricted shares granted	(184,750)	—	—
Options forfeited/canceled	55,112	(55,112)	6.87

As of December 31, 2003	40,650	1,774,600	7.36

Additional shares reserved	1,000,000	—	—
Options granted	(267,100)	267,100	13.66
Restricted shares granted	(55,600)	—	—
Options exercised	—	(252,074)	6.58
Options forfeited/canceled	146,760	(146,760)	7.94
Options expired	—	(1,000)	6.83
Restricted shares forfeited/canceled	7,500	—	—

As of December 31, 2004	872,210	1,641,866	8.37

Additional shares reserved	1,500,000	—	—
Options granted	(1,389,000)	1,389,000	15.78
Restricted shares granted	(57,000)	—	—
Options exercised	—	(187,038)	8.48
Options forfeited/canceled	48,413	(48,413)	11.44
Option expired	—	(1,250)	8.54
Restricted shares forfeited/canceled	2,063	—	—

As of December 31, 2005	976,686	2,794,165	$11.57

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The following table summarizes stock options information at December 31, 2005:

	Options outstanding				Options exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Aggregate intrinsic value	Number exercisable	Weighted- average exercise price	Aggregate intrinsic value
$6.83	1,025,190	7.3 years	$6.83	$10,795	597,867	$6.83	$6,295
$9.16 to $9.44	37,625	7.5 years	$9.30	303	28,125	$9.30	227
$10.55 to $11.65	123,325	7.9 years	$11.22	757	74,825	$11.26	456
$12.34 to $13.37	1,074,600	9.0 years	$13.20	4,474	14,999	$12.43	74
$13.74 to $16.33	393,425	9.0 years	$14.71	1,042	35,025	$14.34	106
$25.94	140,000	9.9 years	$25.94	—	—	—	—

	2,794,165	8.4 years	$11.57	$17,371	750,841	$7.83	$7,158

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on the Company’s closing stock price of $17.36 as of December 31, 2005, that would have been received by the option holders had all option holders exercised their options as of that date. All options that were exercisable as of December 31, 2005 were in-the-money options.

Subsequent to December 31, 2005, the Company granted 250,000 options with an exercise price of $16.00 to certain key employees. These options vest evenly over four years. On February 6, 2006, the Company also granted 3,900 shares of restricted stock, which vested immediately, to 39 employees as performance awards.

The Company maintains the Hudson Highland Group, Inc. Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may purchase shares of the Company’s common stock at the lesser of 85% of the fair market value at the commencement of each plan purchase period or 85% of the fair market value as of the purchase date. ESPP purchase dates are generally every six months ended June 30 and December 31, but for 2003 the dates were August 31 and December 31. In accordance with APB No. 25, the ESPP is a non-compensatory plan and no expenses were recorded for the ESPP. Pro-forma expenses included for SFAS 123 purposes were $653, $491 and $402 for 2005, 2004 and 2003, respectively. The Company issued 164,930, 154,968 and 195,286 shares of common stock pursuant to the ESPP at an average price of $12.71, $10.26 and $6.66 per share in 2005, 2004 and 2003, respectively. As of the December 31, 2005, the Company has 793,374 shares reserved for future share issuances under the ESPP and SIP (as defined below).

The Company’s United Kingdom subsidiary maintains the Hudson Global Resources Share Incentive Plan (the “SIP”), a stock purchase plan for its employees, whereby eligible employees may purchase shares on the open market at the end of each month, and the Company matches the employee purchases with a contribution of shares equal to 50% of the number of employee shares purchased. The Company issued 2,653, 4,622 and 2,268 shares of common stock pursuant to the SIP in 2005, 2004 and 2003, respectively. Shares are issued under the SIP from the ESPP share reserve.

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k)”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company matches contributions up to 3% and 2% for 2003 contributions, through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. Expense for the years ended December 31, 2005, 2004 and 2003 for the 401(k) plan was $2,071, $1,607 and $1,085, respectively. In March of 2005, the Company issued 94,960 shares of its common stock with a value of $1,563 to satisfy the 2004

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

contribution liability to the 401(k) Savings Plan. In March of 2004, the Company issued 92,076 shares of its common stock with a value of $1,058 to satisfy the 2003 contribution liability to the 401(k) Savings Plan. The 2005 401(k) plan matching shares will be issued in the first quarter of 2006.

11. PROVISION (BENEFIT) FOR INCOME TAXES

The tax provision in 2005 related primarily to the increase in foreign tax expense in jurisdictions where there were no tax-loss carry forwards available to offset taxable income. Income (loss) before provision for income taxes by domestic and foreign sources follows:

	Year ended December 31,
	2005	2004	2003
Domestic	$(26,928)	$(36,089)	$(115,264)
Foreign	37,277	10,952	(201,527)

Income (loss) before provision for income taxes	$10,349	$(25,137)	$(316,791)

The provision (benefit) for income taxes was as follows:

	Year ended December 31,
	2005	2004	2003
Current tax provision (benefit):
U.S. Federal	$—	$(1,288)	$—
State and local	161	690	36
Foreign	3,854	3,660	903

Total current	4,015	3,062	939
Deferred tax provision (benefit)
U.S. Federal	—	—	—
State and local	—	—	—
Foreign	1,021	(1,424)	11,082

Total deferred	1,021	(1,424)	11,082

Total provision	$5,036	$1,638	$12,021

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The tax effects of temporary differences that gave rise to the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2005	2004
Current deferred tax assets:
Allowance for doubtful accounts	$944	$1,012
Accrued expenses and other liabilities	1,726	3,456
Accrued compensation liabilities	3,226	4,549

Total current deferred tax asset	5,896	9,017

Non-current deferred tax assets (liabilities):
Property and equipment	(1,618)	(2,240)
Intangibles	19,286	25,575
Deferred compensation	586	446
Tax loss carry-forwards	99,800	95,400

Total non-current deferred tax asset	118,054	119,181

Valuation allowance	(123,226)	(122,907)

Net deferred tax assets	$724	$5,291

Net deferred tax assets were included in other current assets and other long-term assets. Through March 31, 2003, the Company was included in the United States Federal and certain state consolidated tax filings with Monster. The tax provisions and deferred tax assets and liabilities of the Company were calculated as if the Company were a separate entity.

At December 31, 2005, the Company had net operating loss carry-forwards for U.S. Federal tax purposes of approximately $185,500, including approximately $27,400 of tax losses that were not absorbed by Monster on its consolidated U.S. Federal tax returns through the Distribution Date, which expire through 2024. These losses included pre-acquisition losses of certain acquired companies and are subject to an annual limitation on the amount that can be utilized. In addition, the Company had net operating loss carry-forwards from all other countries of approximately $86,200 at December 31, 2005. The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, there was no reasonable assurance that the entire amount related to tax benefits can be utilized. Accordingly, a valuation allowance was established.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

For the year ended December 31, 2005, the effective tax rate of 48.7% differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses which include corporate expenses. Other factors also include valuation allowances on deferred tax assets related to net loss carry forwards, continuing losses in certain tax jurisdictions, variations from the U.S. tax rate in foreign jurisdictions, and certain non-deductible expenses such as meals and entertainment, amortization, business restructuring and spin off costs, and merger costs from pooling of interests transactions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

	Year ended December 31,
	2005	2004	2003
Provision (benefit) at Federal statutory rate	$3,622	$(8,798)	$(110,877)
State income taxes, net of Federal income tax effect	161	690	36
Change in valuation allowance	319	25,614	43,269
Nondeductible expenses	634	1,854	3,413
Effect of foreign operations	300	(16,434)	8,680
Prior periods Federal income tax adjustment	—	(1,288)	—
Goodwill impairment	—	—	65,000
Net operating losses retained/utilized by Monster	—	—	2,500

Income tax provision (benefit)	$5,036	$1,638	$12,021

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

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under operating leases that expire at various dates through 2027. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the lease terms. Future minimum lease commitments under non-cancelable operating leases at December 31, 2005, were as follows:

2006	$32,667
2007	27,452
2008	24,278
2009	20,637
2010	17,236
Thereafter	74,398

$196,668

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Rent and related expenses under operating leases for facilities and equipment were $31,425, $31,912 and $36,503 for the years ended December 31, 2005, 2004 and 2003, respectively. Operating lease obligations after 2009 relate to building leases. Commitments based in currencies other than U.S. dollars were translated using exchanges rates as of December 31, 2005.

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

Non-Cash Transfers

Monster transferred to the Company non-cash assets and liabilities in 2003 prior to the Distribution Date. The approximate value recorded for the transfers by account were: due from Monster $13,530, property and equipment $7,600, intangibles $1,500, accrued expenses and other current liabilities $2,900, and other liabilities $600.

14. FINANCIAL INSTRUMENTS

Credit Facility

The Company has a senior secured credit facility for $75,000 (the “Credit Facility”). The maturity date of the Credit Facility is March 31, 2009. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option and had a weighted average interest rate of 6.49% as of December 31, 2005. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of December 31, 2005, the Company had outstanding borrowings of $30,073 under the Credit Facility. As of December 31, 2004, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain its minimum Adjusted EBITDA (as defined in the Credit Facility) and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. On March 9, 2006, the Company entered into an amendment to the Credit Facility that established minimum Adjusted EBITDA measured on a trailing twelve-month basis and maximum capital expenditure covenant levels for fiscal year 2006. The minimum Adjusted EBITDA covenant generally provides that the Company’s Adjusted EBITDA for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2006 may not be less than $15,000, $15,000, $25,000 and $25,000, respectively. The maximum capital expenditure covenant provides that the Company’s capital expenditures for 2006 may not exceed $14,000. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

Outstanding Letters of Credit

The Company had letters of credit outstanding at December 31, 2005 of $15,502, leaving $29,425 of the credit facility available for use on the terms set forth in the Credit Facility. These letters of credit have various maturity dates through 2015 and are primarily used to secure operating and capital lease financing and insurance coverage.

Shelf Registration Statement Filing

The Company filed a shelf registration in October 2004 to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of December 31, 2005 all of the 1,350,000 shares are still available.

Derivatives Held for Purposes Other Than Trading

The Company periodically enters into forward contracts to minimize the exposure to foreign exchange rate risk related to intercompany loan balances denominated in currencies other than the functional currency. The fair values for all derivatives are recorded in other assets or other liabilities in the consolidated balance sheets. The Company had no outstanding derivatives as of December 31, 2005 and 2004.

15. STOCKHOLDER RIGHTS PLAN

On February 2, 2005, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was payable upon the close of business on February 28, 2005 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 par value (“Preferred Shares”), of the Company, at a price of $60 per one one-hundredth of a Preferred Share, subject to adjustment. If any person becomes a 15% or more stockholder of the Company, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Right’s then current exercise price, a number of shares of common stock of the Company or of the acquirer having a market value at the time of twice the Right’s per share exercise price. The Company’s Board of Directors may redeem the Rights for $.001 per Right at any time prior to the time when the Rights become exercisable. Unless the Rights are redeemed, exchanged or terminated earlier, they will expire on February 28, 2015.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

16. SEGMENT AND GEOGRAPHIC DATA

The Company operates in four reportable segments: the three Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific, and Highland. The Company reassessed its reportable segments in the fourth quarter of 2005 and prior period results are presented in conformity with the 2005 presentation.

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

For the Year Ended December 31, 2005	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Highland	Corporate	Total
Revenue	$446,949	$481,623	$436,877	$62,827	$—	$1,428,276

Gross margin	$114,414	$204,439	$158,345	$59,733	$—	$536,931

Business reorganization expenses (recoveries)	$510	$(42)	$43	$(278)	$—	$233

EBITDA (loss)(a)	$13,910	$16,206	$30,555	$4,452	$(35,539)	$29,584
Depreciation and amortization	5,217	4,771	6,501	1,354	569	18,412

Operating income (loss)	8,693	11,435	24,054	3,098	(36,108)	11,172
Interest and other income (expense), net	(232)	2,331	194	1,841	(4,957)	(823)

Income (loss) before income taxes	$8,461	$13,766	$24,248	$4,939	$(41,065)	$10,349

As of December 31, 2005
Accounts receivable, net	$89,078	$87,547	$45,430	$10,026	$—	$232,081

Long-lived assets, net of accumulated depreciation and amortization	$17,096	$31,387	$6,668	$1,464	$5,923	$62,538

For the Year Ended December 31, 2004	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Highland	Corporate	Total
Revenue	$334,765	$447,483	$412,427	$61,679	$—	$1,256,354

Gross margin	$86,662	$182,069	$143,360	$58,129	$—	$470,220

Business reorganization expenses (recoveries)	$1,051	$225	$(260)	$2,345	$—	$3,361

EBITDA (loss)(a)	$4,343	$297	$23,811	$(69)	$(31,473)	$(3,091)
Depreciation and amortization	5,307	4,773	6,163	1,805	2,060	20,108

Operating income (loss)	(964)	(4,476)	17,648	(1,874)	(33,533)	(23,199)
Interest and other income (expense), net	(150)	2,978	(122)	119	(4,763)	(1,938)

Income (loss) before income taxes	$(1,114)	$(1,498)	$17,526	$(1,755)	$(38,296)	$(25,137)

As of December 31, 2004
Accounts receivable, net	$52,931	$83,739	$52,747	$8,165	$—	$197,582

Long-lived assets, net of accumulated depreciation and amortization	$13,944	$8,442	$11,689	$2,347	$6,042	$42,464

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

For the Year Ended December 31, 2003	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Highland	Corporate	Total
Revenue	$278,935	$364,766	$377,555	$64,043	$—	$1,085,299

Gross margin	$65,220	$154,632	$122,840	$60,337	$—	$403,029

Goodwill impairment	$55,351	$128,707	$11,346	$7,381	$—	$202,785

Business reorganization expenses	$1,874	$9,536	$4,366	$10,829	$218	$26,823

EBITDA (loss)(a)	$(69,468)	$(154,141)	$(8,975)	$(30,722)	$(29,044)	$(292,350)
Depreciation and amortization	3,988	4,373	5,710	4,234	2,994	21,299

Operating loss	(73,456)	(158,514)	(14,685)	(34,956)	(32,038)	(313,649)
Interest and other income (expense), net	(586)	(1,099)	794	(965)	(1,286)	(3,142)

Loss before income taxes	$(74,042)	$(159,613)	$(13,891)	$(35,921)	$(33,324)	$(316,791)

As of December 31, 2003
Accounts receivable, net	$36,607	$61,184	$41,797	$9,454	$—	$149,042

Long-lived assets, net of accumulated depreciation and amortization	$8,702	$10,254	$10,948	$3,996	$6,905	$40,805

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measure reported by other companies.

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
Year ended December 31, 2005:
Revenue (b)	$488,037	$336,687	$373,752	$119,020	$104,074	$6,706	$1,428,276

Long-lived assets, net of accumulated depreciation and amortization (c)	$23,691	$6,073	$4,369	$27,450	$713	$242	$62,538

Year ended December 31, 2004:
Revenue (b)	$373,329	$332,029	$352,563	$102,371	$89,710	$6,352	$1,256,354

Long-lived assets, net of accumulated depreciation and amortization (c)	$21,287	$9,970	$5,836	$3,417	$1,720	$234	$42,464

Year ended December 31, 2003:
Revenue (b)	$317,595	$310,525	$282,075	$97,794	$71,864	$5,446	$1,085,299

Long-lived assets, net of accumulated depreciation and amortization (c)	$17,869	$8,843	$7,282	$4,202	$2,110	$499	$40,805

(b)	Revenue is generally recorded on a geographic basis according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

17. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 31, 2005:
Revenue	$352,869	$364,835	$356,603	$353,969
Gross margin	$128,207	$141,167	$135,168	$132,389
Operating income (loss)	$(2,035)	$6,355	$4,439	$2,413
Net income (loss)	$(4,137)	$4,365	$2,295	$2,790
Basic earnings (loss) per share	$(0.20)	$0.21	$0.10	$0.12
Diluted earnings (loss) per share (a)	$(0.20)	$0.20	$0.09	$0.11
Basic weighted average shares outstanding for quarter (b)	20,504,000	20,642,000	23,875,000	24,103,000
Diluted weighted average shares outstanding for quarter (b)	20,504,000	21,635,000	25,540,000	25,823,000

	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 31, 2004:
Revenue	$289,804	$307,431	$315,029	$344,090
Gross margin	$106,391	$118,489	$116,414	$128,926
Operating income (loss)	$(16,307)	$680	$(6,748)	$(824)
Net income (loss)	$(18,708)	$217	$(6,947)	$(1,337)
Basic earnings (loss) per share	$(1.09)	$0.01	$(0.34)	$(0.07)
Diluted earnings (loss) per share (a)	$(1.09)	$0.01	$(0.34)	$(0.07)
Basic weighted average shares outstanding for quarter (b)	17,231,000	19,901,000	20,306,000	20,371,000
Diluted weighted average shares outstanding for quarter (b)	17,231,000	20,872,000	20,306,000	20,371,000

(a)	Diluted earnings (loss) per share reflect the potential dilution from the assumed exercise of all dilutive potential common shares, primarily stock options. For the first quarter in 2005 and the first, third and fourth quarters in 2004, the effect of approximately 1,138,000, 1,000,000, 918,000 and 830,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.
(b)	Weighted average shares outstanding increased primarily due to the Company’s issuances of 3,223,640 shares of common stock in a registered public offering on July 6, 2005, 2,547,770 shares of common stock in a registered public offering on March 23, 2004, and of 367,174 shares of common stock to purchase a business on June 2, 2004.

Earnings (loss) per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly loss per share amounts may not equal year-to-date loss per share amounts, which reflect the weighted average effect on a year-to-date basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” on page 31.

Report of Independent Registered Public Accounting Firm

The attestation report under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” on page 32.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2005, the Company implemented a new accounting and management reporting system in its Hudson North America business. As a result of this activity, the Company experienced a delay in its ability to produce management reports and customer invoices in a timely manner within the Hudson North America division for a period of time within the quarter. The December 31, 2005 balance sheet reflects a related increase in billed and unbilled receivables, and the results of operations reflect a corresponding increase in the use of cash.

The Company has taken a number of additional steps to ensure that the financial statements included in this report accurately reflect the financial position of the Company and the results of operations for the periods indicated. These procedures have included, but were not limited to: applying additional methods and techniques to evaluate the accuracy of the revenue and unbilled revenue accounts; ensuring that additional control procedures, such as manual checks and balances, reconciliations, instituting changes in process, and additional training were put in place; and implementing increased monitoring of operating cash flow in recognition of the expected slowing of cash receipts resulting from delayed billings.

Other than the aforementioned change in the Hudson North American systems, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continuing to implement the accounting and management reporting system in its Hudson North America business, and in that process, expects that there will be future changes in internal controls as a result of this implementation.

ITEM 9B. OTHER INFORMATION

Entry into a Material Definitive Agreement

On March 9, 2006, the Company entered into an amendment (the “Amendment”) to its Amended and Restated Loan and Security Agreement, dated as of June 25, 2003 (the “Loan Agreement”), to establish the minimum Adjusted EBITDA (as defined in the Loan Agreement) thresholds measured on a trailing twelve-month basis and the maximum capital expenditures allowed under the Loan Agreement covenants for the Company in 2006. The minimum Adjusted EBITDA covenant generally provides that the Company’s minimum Adjusted EBITDA for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2006 may not be less than $15,000, $15,000, $25,000 and $25,000, respectively. The maximum capital expenditure covenant provides that the Company’s capital expenditures for 2006 may not exceed $14,000. The Amendment is filed as Exhibit 4.9 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 11 is incorporated by reference to the Proxy Statement under the captions “Board of Directors and Corporate Governance—Director Compensation” and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 12 is incorporated by reference to the Proxy Statement under the caption “Principal Stockholders.”

Equity Compensation Plan Information

The following table presents information on the Company’s existing equity incentive plans as of December 31, 2005.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)(1)
	A	B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	2,794,165	$11.57	976,686
Employee Stock Purchase Plan	—	—	793,374
Equity Compensation Plans not approved by stockholders:	—	—	—

Total	2,794,165	$11.57	1,770,242

(1)	Excludes 25,750 shares of restricted common stock vesting over a three-year retention period and 112,500 shares of restricted common stock vesting over a four-year vesting period, previously issued under the Hudson Highland Group, Inc. Long Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 14 is incorporated by reference to the Proxy Statement under the caption “Ratification of the Appointment of BDO Seidman, LLP as Independent Registered Public Accountants.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Hudson Highland Group, Inc.

New York, New York

The audits referred to in our report dated March 10, 2006, relating to the consolidated financial statements of Hudson Highland Group, Inc., which is contained in Item 8 of this Form 10-K, included the audits of the consolidated financial statement schedule listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based upon our audits.

In our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

New York, New York

March 10, 2006

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

Column A	Column B	Column C Additions		Column D	Column E
Descriptions	Balance at Beginning of Period	Charged to Costs/Expenses (Recoveries)	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2003	$10,281	13,482	—	17,360	$6,403
Year ended December 31, 2004	$6,403	(683)	—	490	$5,230
Year ended December 31, 2005	$5,230	2,233	—	1,975	$5,488

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this Fifteenth of March 2006.

HUDSON HIGHLAND GROUP, INC.

By	/S/ JON F. CHAIT
Jon F. Chait Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JON F. CHAIT Jon F. Chait	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/S/ MARY JANE RAYMOND Mary Jane Raymond	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/S/ RALPH L. O’HARA Ralph L. O’Hara	Vice President, Global Controller (Principal Accounting Officer)	March 15, 2006

/S/ JOHN J. HALEY John J. Haley	Director	March 15, 2006

/S/ JENNIFER LAING Jennifer Laing	Director	March 15, 2006

/S/ NICHOLAS G. MOORE Nicholas G. Moore	Director	March 15, 2006

/S/ DAVID G. OFFENSEND David G. Offensend	Director	March 15, 2006

/S/ RENÉ SCHUSTER René Schuster	Director	March 15, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(3.1)	Amended and Restated Certificate of Incorporation of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Registration Statement on Form 10 filed March 14, 2003 (file No. 0-50129)).

(3.2)	Certificate of Designations of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 2, 2005 (file No. 0-50129)).

(3.3)	Amended and Restated By-laws of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file No. 0-50129)).

(4.1)	Amended Restated Loan and Security Agreement, dated as of June 25, 2003, by and among the Registrant and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as the Lenders, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (file No. 0-50129)).

(4.2)	Amendment No. 1 to Amended and Restated Loan Security Agreement, dated as of September 30, 2003, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 4 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (file No. 0-50129)).

(4.3)	Amendment No. 2 to and Consent Under Amended and Restated Loan and Security Agreement, dated as of December 29, 2003, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 4 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated January 15, 2004 (file No. 0-50129)).

(4.4)	Amendment No. 3, Consent and Joinder to Amended and Restated Loan Security Agreement, Dated March 2, 2004, between Hudson Highland Group, Inc. and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 4.3 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (file No. 0-50129)).

(4.5)	Amendment No. 4, Consent and Joinder to Amended and Restated Loan and Security Agreement, dated as of July 27, 2004, among Hudson Highland Group, Inc., the Borrowers (as defined therein), the Joining Guarantors (as defined therein), Wells Fargo Foothill, Inc. and the lenders identified therein (incorporated by reference to Exhibit 4 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (file No. 0-50129)).

(4.6)	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated as of March 31, 2005, by and among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein) (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated March 31, 2005 (file No. 0-50129)).

(4.7)	Amendment No. 6 to Amended Loan and Restated Loan and Security Agreement, dated as of May 2, 2005, among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein) (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Form 8-K dated May 2, 2005 (file No. 0-50129)).

(4.8)	Amendment No. 8 to Amended and Restated Loan and Security Agreement, dated as of June 8, 2005, by and among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein) (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Form 8-K dated June 8, 2005 (file No. 0-50129)).

Exhibit Number	Exhibit Description
(4.9)	Amendment No. 9 to Amended and Restated Loan and Security Agreement, dated as of March 9, 2006, by and among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein).

(4.10)	Rights Agreement, dated as of February 2, 2005, between Hudson Highland Group, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Hudson Highland Group, Inc. February 3, 2005 (file No. 0-50129)).

(10.1)*	Hudson Highland Group, Inc. Long Term Incentive Plan, as amended through February 2, 2005 (incorporated by reference to Annex A to the Hudson Highland Group, Inc.’s proxy statement for its 2005 annual meeting of shareholders filed with the SEC on March 28, 2005 (file No. 0-50129)).

(10.2)*	Form of Hudson Highland Group, Inc. Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.5 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).

(10.3)*	Form of Hudson Highland Group, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).

(10.4)*	Form of Hudson Highland Group, Inc. Stock Option Agreement (Employees) (incorporated by reference to Exhibit 10.4 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).

(10.5)*	Executive Excise Tax Gross-Up Agreement, effective as of May 6, 2005, between Hudson Highland Group, Inc. and Jon F. Chait (incorporated by reference to Exhibit 10.3 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).

(10.6)*	Form of Hudson Highland Group Executive Employment Agreement, effective as of May 6, 2005, between Hudson Highland Group, Inc. and each of Margaretta Noonan, Richard S. Gray, Richard A. Harris, Neil J. Funk, Ralph L. O’Hara and Latham Williams (incorporated by reference to Exhibit 10.2 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).

(10.7)*	Executive Agreement, dated June 14, 1005, between Hudson Highland Group, Inc. and Richard W. Pehlke (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Form 8-K dated June 9, 2005 (file No. 0-50129)).

(10.8)*	Hudson Highland Group Executive Employment Agreement, effective as of June 1, 2005, between Hudson Highland Group, Inc. and Elaine A. Kloss (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Form 8-K dated June 1, 2005 (file No. 0-50129)).

(10.9)*	Executive Employment Agreement, effective as of December 1, 2005, between Hudson Highland Group, Inc. and Mary Jane Raymond (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Form 8-K dated October 26, 2005 (file No. 0-50129)).

(10.10)*	Executive Employment Agreement, effective as of December 31, 2005, between Hudson Highland Group, Inc. and Don Bielinski. (Incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Form 8-K dated March 14, 2006 (File No. 0-50129)).

(10.11)*	Hudson Highland Group, Inc. 2004 Nonqualified Deferred Compensation Plan (as Amended and Restated Effective January 1, 2005) (incorporated by reference to Exhibit 10.7 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).

(10.12)*	Summary of Hudson Highland Group, Inc. Compensation for Non-employee Members of the Board of Directors (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Form 8-K dated July 12, 2005 (File No. 0-50129)).

Exhibit Number	Exhibit Description
(10.13)*	Summary of Hudson Highland Group, Inc. 2005 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 15, 2006 (file No. 0-50129)).

(21)	Subsidiaries of Hudson Highland Group, Inc.

(23)	Consent of BDO Seidman, LLP.

(31.1)	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(31.2)	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(32.1)	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(99.1)	Proxy Statement for the 2006 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2005; except to the extent specifically incorporated by reference, the Proxy Statement for the 2006 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

*	A management contract or compensatory plan or arrangement.