Form 10-Q
period 2006-03-31
HUDSON HIGHLAND GROUP INC
filed 2006-05-09
CIK 1210708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding on April 30, 2006
Common Stock	24,546,900

HUDSON HIGHLAND GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$344,701	$352,869

Direct costs (Note 4)	216,611	224,662

Gross margin	128,090	128,207

Selling, general and administrative expenses	128,194	125,913
Depreciation and amortization	4,508	4,857
Business reorganization expenses	3	529
Merger and integration recoveries	—	(43)

Operating loss	(4,615)	(3,049)

Other income (expense):
Other, net	777	(276)
Interest, net	(414)	(426)

Loss before provision for income taxes	(4,252)	(3,751)
Provision for income taxes	1,605	1,400

Net loss	$(5,857)	$(5,151)

Basic and diluted loss per share:
Net loss	$(.24)	$(.25)

Weighted average shares outstanding:	24,224,000	20,504,000

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$33,183	$34,108
Accounts receivable, net	238,057	232,081
Prepaid and other	14,096	14,330

Total current assets	285,336	280,519

Intangibles, net	31,397	31,100
Property and equipment, net	29,715	31,438
Other assets	4,576	5,359

Total assets	$351,024	$348,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,929	$24,718
Accrued expenses and other current liabilities	135,552	140,036
Short-term borrowings and current portion of long-term debt	34,101	32,544
Accrued business reorganization expenses	4,117	4,223
Accrued merger and integration expenses	985	1,239

Total current liabilities	209,684	202,760

Other non-current liabilities	5,810	5,948
Accrued business reorganization expenses, non-current	3,376	4,095
Accrued merger and integration expenses, non-current	1,789	2,038
Long-term debt, less current portion	402	478

Total liabilities	221,061	215,319

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 24,539,889 and 24,340,462 shares, respectively	24	24
Additional paid-in capital	420,687	416,448
Accumulated deficit	(323,813)	(317,956)
Accumulated other comprehensive income — translation adjustments	33,295	34,811
Treasury stock, 15,798 shares	(230)	(230)

Total stockholders’ equity	129,963	133,097

	$351,024	$348,416

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,857)	$(5,151)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,508	4,857
Stock-based compensation	1,773	1,259
Provision for doubtful accounts	648	830
Deferred income taxes	318	923
Changes in assets and liabilities
Increase in accounts receivable	(7,527)	(30,092)
Increase in other assets	(747)	(1,478)
Increase in accounts payable, accrued expenses and other liabilities	8,498	6,472
Decrease in accrued business reorganization expenses	(907)	(1,713)
Decrease in accrued merger and integration expenses	(521)	(513)

Total adjustments	6,043	(19,455)

Net cash provided by (used in) operating activities	186	(24,606)

Cash flows from investing activities:
Capital expenditures	(1,652)	(2,139)
Acquisition of business, net of cash acquired	(1,315)	—

Net cash used in investing activities	(2,967)	(2,139)

Cash flows from financing activities:
Borrowings under credit facility	135,008	24,250
Repayments under credit facility	(132,927)	(5,250)
Issuance of common stock – Long Term Incentive Plan option exercises	393	74
Payments on short and long-term debt	(515)	(802)

Net cash provided by financing activities	1,959	18,272

Effect of exchange rate changes on cash and cash equivalents	(103)	(275)

Net decrease in cash and cash equivalents	(925)	(8,748)

Cash and cash equivalents, beginning of period	34,108	21,064

Cash and cash equivalents, end of period	$33,183	$12,316

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$868	$330
Taxes	$995	$2,044

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance January 1, 2006	$24	$416,448	$(317,956)	$34,811	$(230)	$133,097
Net loss	—	—	(5,857)	—	—	(5,857)
Other comprehensive loss, translation adjustments	—	—	—	(1,516)	—	(1,516)
Issuance of shares for 401(k) plan	—	2,073	—	—	—	2,073
Issuance of shares from exercise of stock options	—	393	—	—	—	393
Stock-based compensation	—	1,773	—	—	—	1,773

Balance March 31, 2006	$24	$420,687	$(323,813)	$33,295	$(230)	$129,963

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 1 - INTERIM CONSOLIDATED CONDENSED QUARTERLY FINANCIAL STATEMENTS

These interim consolidated condensed quarterly financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated audited financial statements and related notes of Hudson Highland Group, Inc. and its subsidiaries (the “Company”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 15, 2006 (the “Form 10-K”). The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

Hudson Highland Group, Inc. and its subsidiaries comprise the operations, assets and liabilities of the three Hudson regional businesses (“Hudson Regional Businesses” or “Hudson regions”) and Highland Partners (“Highland”). The Company was historically the combination of 67 acquisitions made between 1999 and 2002, which became the eResourcing and Executive Search divisions (“HH Group”) of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. Some of the Company’s constituent businesses have operated for more than 20 years. On March 31, 2003 (the “Distribution Date”), Monster distributed all of the outstanding shares of the newly named HH Group to its stockholders of record on March 14, 2003 on the basis of one share of HH Group common stock for each thirteen and one-third shares of Monster common stock so held (the “Distribution”). Immediately prior to the Distribution, Monster transferred substantially all the assets and liabilities of its eResourcing and Executive Search business segments to HH Group. These assets and liabilities are reflected in HH Group’s financial statements at Monster’s historical cost. Since the Distribution, the Company has operated as an independent publicly held company, has completed four acquisitions, and reorganized a number of smaller business units after determining that those businesses were not viable profit centers.

Loss per Share

Basic earnings (loss) per share are computed by dividing the Company’s earnings (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three month periods ended March 31, 2006 and 2005, the effect of approximately 1,186,000 and 1,138,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

Description of Reporting Segments

The Company is one of the world’s largest specialized professional staffing, retained executive search and human capital solutions firms. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company reassessed its reportable segments in the fourth quarter of 2005 and prior period results are presented in conformity with the year-end 2005 and first quarter 2006 presentation. The Company is organized into four reportable segments, the three Hudson regional businesses of Hudson Americas, Hudson Europe, and Hudson Asia Pacific, and Highland, which constituted approximately 20%, 40%, 29% and 11% of the Company’s gross margin, respectively, for the quarter ended March 31, 2006.

Hudson Regional Businesses. Hudson’s three regions provide temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of temporary assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals, typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services, health care, or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assess talent and help predict whether a candidate will be successful in a given role.

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

Hudson Americas operates from 48 offices in two countries, with 97% of its first quarter 2006 gross margin generated in the United States. Hudson Europe operates from 48 offices in 17 countries, with 54% of its first quarter 2006 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 25 offices in 6 countries, with 67% of its first quarter 2006 gross margin earned in Australia.

Highland. Highland, an executive search boutique with global reach, offers a comprehensive range of executive search services on a retained basis aimed exclusively at recruiting senior level executives. Highland also has a specialized practice that assists clients desiring to enhance their boards of directors.

Highland approaches the market through industry sectors, such as financial services, life sciences, retail and consumer products and technology. This industry sector sales approach is designed to enable Highland to better understand the strategic management issues and market conditions faced by clients within their specific business segments. Highland also recruits candidates through functional specialist groups, including those focused on board of directors and senior officers in the finance, information technology, human resources and legal professions.

Highland operates in 14 practice offices in four countries. For the quarter ended March 31, 2006, approximately 77% of gross margin in the Highland business was derived in North America.

Corporate expenses are reported separately from the four reportable segments and consist primarily of expenses for compensation, marketing programs, rent, and professional fees.

NOTE 3 – STOCK BASED COMPENSATION

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. The Company had adopted the disclosure only provisions of SFAS 123 and SFAS 148 Accounting for Stock-Based Compensation - Transition and Disclosure, which required certain financial statement disclosures, including pro forma operating results, as if the Company had prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation. In adopting SFAS 123R, the Company chose to apply the “modified retrospective method,” requiring the Company to recognize stock compensation expense for stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. Prior period results have been adjusted for the application of the modified retrospective method. All employee stock option grants made since the beginning of 2003 have been reflected as an expense in prior years or will be expensed over the related remaining stock option vesting period based on the estimated fair value at the date the options are granted. As a result of the adoption of SFAS 123R using the modified retrospective method, the Company recognized expenses of $1,416 and $1,014 in the first quarter of 2006 and 2005, respectively, for the stock option and employee stock purchase plans. These expenses are included in selling, general and administrative expenses. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods. As a result of the Company’s inability to recognize current tax benefits on reported net losses, total stock-based compensation expense is recorded without tax benefits for all periods presented. As of March 31, 2006, there was approximately $8,000 of compensation expense that has yet to be recognized related to non-vested stock based awards. This expense is expected to be recognized over a weighted-average period of 46 months. All share issuances related to stock compensation plans are issued from unissued shares of stockholder approved compensation plans.

The following details the modified retrospective application impact of SFAS 123R on previously reported results:

	Post adoption	As previously reported
For the three months ended March 31, 2005
Selling, general and administrative expenses	$125,913	$124,899
Operating loss	$(3,049)	$(2,035)
Net loss	$(5,151)	$(4,137)
Basic and diluted loss per share	$(0.25)	$(0.20)
As of December 31, 2005
Additional paid-in capital	$416,448	$404,755
Accumulated deficit	$(317,956)	$(306,263)

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard. Two models that meet the criteria required under SFAS 123R are a lattice model (for example, a binomial model) and a closed-form model (for example, the Black-Scholes-Merton option-pricing model). The Company is continuing to use the Black-Scholes-Merton option-pricing model. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur. Volatility is determined using historical prices to estimate the expected future fluctuations in the Company’s share price.

The following were the assumptions used to determine the fair value of option granted and the details of option activity as of and for the respective periods:

	Three Months Ended March 31,
	2006	2005
Risk free interest rate	4.4%	4.0%
Volatility	55.0%	55.0%
Expected life (years)	5.0	5.0
Dividends	0.0%	0.0%
Weighted average fair value of options granted during the period	$8.33	$6.71
Options granted in the period	250,000	824,800
Intrinsic value of options exercised in the period	$556	$234
Options exercised in the period	57,125	25,000
Intrinsic value of vested stock options	$8,074	$4,696

The Company also expensed $354 and $245 in the first quarter of 2006 and 2005, respectively, related to restricted stock issuances.

NOTE 4 - REVENUES, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	Quarter Ended March 31, 2006			Quarter Ended March 31, 2005
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$250,013	$94,688	$344,701	$256,700	$96,169	$352,869
Direct costs (1)	206,348	10,263	216,611	212,135	12,527	224,662

Gross margin	$43,665	$84,425	$128,090	$44,565	$83,642	$128,207

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent placement and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of temporary and permanent placements, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 5 - BUSINESS COMBINATIONS

Acquisitions

In January 2006, Hudson Americas, through its Talent Management Solutions business, purchased one business for a total cash consideration of $1,315. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($25 in assets, $85 in liabilities) with the excess of $1,375 allocated to goodwill. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds of up to a maximum of $16,550. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. The results of the acquired business have been included in the Hudson Americas segment of the condensed consolidated financial statements since the acquisition date. Pro-forma information for this acquisition is not included as it did not have a material impact on the consolidated financial position or results of operations. There were no acquisitions during the first quarter of 2005.

Accrued Merger and Integration Expenses

In connection with plans relating to pooled entities, the Company recovered $43 in the first three months of 2005, relating to integration activities included as a component of merger and integration expenses. All merger and integration accruals, expenses and recoveries consist of obligations from assumed leases on closed facilities. There were no expenses in the first quarter of 2006.

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

Details of merger and integration activity by plan for the three months ended March 31, 2006 follow:

	December 31, 2005	Expense	Utilization	March 31, 2006
2000 Plans	$1,671	$—	$(347)	$1,324
2001 Plans	456	—	(49)	407
2002 Plans	1,150	—	(106)	1,043

Total	$3,277	$—	$(502)	$2,774

NOTE 6 - BUSINESS REORGANIZATION EXPENSES

In 2002, the Company, as part of Monster, announced two reorganization initiatives; the Second Quarter 2002 Plan for the streamlining of operations, lowering its cost structure, integrating businesses previously acquired and improving return on capital and the Fourth Quarter 2002 Plan to separate from Monster. These reorganization programs included workforce reductions, consolidation of excess facilities and offices and related write-offs, restructuring of certain business functions and other special charges, primarily for exiting activities that were no longer part of the Company’s strategic plan. In 2003, the Company recorded additional charges and credits as a result of changes in estimates related to the prior actions, and as a result of further actions in 2003 to close offices and business units that did not have the size or market capacity to provide future income growth.

In the following tables, amounts under the “Utilization” caption are primarily the cash payments associated with the plans and amounts in the “Changes in estimate” column represent amounts charged to business reorganization expenses in the Company’s statement of operations. Business reorganization expense activities and liability balances were as follows:

	December 31, 2005	Changes in estimate	Utilization	March 31, 2006
Consolidation of excess facilities	$7,287	$—	$(771)	$6,516
Workforce reduction	362	—	(5)	357
Professional fees and other	669	3	(52)	620

Total	$8,318	$3	$(828)	$7,493

The following table presents a summary of plan activity related to business reorganization costs by plan period.

	December 31, 2005	Changes in estimate	Utilization	March 31, 2006
Second Quarter 2002 Plan	$1,409	$—	$(215)	$1,194
Fourth Quarter 2002 Plan	4,996	—	(454)	4,542
Fourth Quarter 2003 Plan	1,913	3	(159)	1,757

Total	$8,318	$3	$(828)	$7,493

NOTE 7 - TAXES

The provision for income taxes for the three months ended March 31, 2006 was $1,605 on a pretax loss of $4,252, compared with a provision of $1,400 on a pretax loss of $3,751 for the same period of 2005. The higher tax provision in the first quarter of 2006 related primarily to an increase in current foreign tax provisions in locations where there were no tax-loss carry-forwards available to offset taxable income, partially offset by lower deferred tax provision related to amortization of acquired intangible assets. In the current period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses, primarily corporate expenses. This is offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting, employment and non-compete agreements with certain key management personnel, executive search consultants and former owners of acquired businesses. Agreements with key members of management are on an at will basis, provide for compensation and severance payments under certain circumstances, and are automatically renewed annually unless either party gives sufficient notice of termination. Agreements with certain consultants and former owners of acquired businesses are generally two to five years in length.

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

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three month period ended March 31, 2006, the Company issued 126,950 shares of its common stock to satisfy its 2005 contribution liability to the 401(k) Savings Plan. The value of these shares at issuance was $2,073.

NOTE 10 - FINANCIAL INSTRUMENTS

Credit Facility

The Company has a senior secured credit facility for $75,000 (the “Credit Facility”). The maturity date of the Credit Facility is March 31, 2009. Outstanding loans bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option, and had a weighted average interest rate of 6.99% as of March 31, 2006. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of March 31, 2006, the Company had outstanding borrowings of $32,154, and letters of credit issued and outstanding of approximately $14,322 under the Credit Facility. Available credit for use under the Credit Facility as of March 31, 2006 was $23,127.

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

On March 9, 2006, the Company entered into an amendment to the Credit Facility that established minimum Adjusted EBITDA measured on a trailing twelve-month basis and maximum capital expenditure covenant levels for fiscal year 2006. The minimum Adjusted EBITDA covenant generally provides that the Company’s Adjusted EBITDA for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2006 may not be less than $15,000, $15,000, $25,000, $25,000, respectively. The maximum capital expenditure covenant provides that the Company’s capital expenditures for 2006 may not exceed $14,000. On April 25, 2006, the Company entered into a limited waiver to the Credit Facility that reduces until June 15, 2006 the minimum borrowing base not available to the Company from $15,000 to $5,000. The borrowing base is determined under the Credit Facility as an agreed percentage of eligible accounts receivable, less reserves. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

Derivatives Held for Purposes Other than Trading

The Company periodically enters into forward contracts to reduce exposure to exchange rate risk related to short-term inter-company loans denominated in currencies other than the functional currency. The fair values for all derivatives are recorded in other assets or other liabilities in the consolidated condensed balance sheets. As of March 31, 2006, the Company did not enter into forward contracts and there were no derivatives outstanding.

NOTE 11 - COMPREHENSIVE INCOME

	Quarter Ended March 31,
	2006	2005
Net loss	$(5,857)	$(5,151)
Other comprehensive loss - translation adjustments	(1,516)	(851)

Total comprehensive loss	$(7,373)	$(6,002)

NOTE 12 - SEGMENT AND GEOGRAPHIC DATA

The Company operates in four reportable business segments: the three Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific, and Highland. The Company reassessed its reportable segments in the fourth quarter of 2005 and all results are presented in conformity with that presentation.

NOTE 12 - SEGMENT AND GEOGRAPHIC DATA (continued)

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

For the Quarter Ended March 31, 2006	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Highland	Corporate	Total
Revenue	$112,248	$116,141	$100,538	$15,774	$—	$344,701

Gross margin	$25,322	$50,965	$36,861	$14,942	$—	$128,090

Business reorganization expenses	$—	$—	$—	$3	$—	$3

EBITDA (loss)(a)	$(3,377)	$5,550	$4,732	$1,285	$(8,297)	$(107)
Depreciation and amortization	1,506	1,739	775	323	165	4,508

Operating income (loss)	(4,883)	3,811	3,957	962	(8,462)	(4,615)
Interest and other income (expense), net	(1)	536	(1,173)	(176)	1,177	363

Income (loss) before income taxes	$(4,884)	$4,347	$2,784	$786	$(7,285)	$(4,252)

As of March 31, 2006
Accounts receivable, net	$87,443	$94,628	$46,904	$9,083	$—	$238,058
Long-lived assets, net of accumulated depreciation and amortization (b)	$17,504	$30,800	$6,008	$1,159	$5,641	$61,112

For the Quarter Ended March 31, 2005	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Highland	Corporate	Total
Revenue	$112,105	$122,399	$103,501	$14,864	$—	$352,869

Gross margin	$27,574	$50,451	$36,116	$14,066	$—	$128,207

Business reorganization expenses (recoveries)	$608	$(79)	$—	$—	$—	$529

EBITDA (loss)(a)	$1,706	$3,180	$6,696	$376	$(10,150)	$1,808
Depreciation and amortization	976	978	2,417	354	132	4,857
Operating income (loss)	730	2,202	4,279	22	(10,282)	(3,049)
Interest and other income (expense), net	26	92	(98)	19	663	702

Income (loss) before income taxes	$704	$2,110	$4,377	$3	$(10,945)	$(3,751)

As of March 31, 2005
Accounts receivable, net	$73,429	$90,727	$50,158	$8,490	$—	$222,804
Long-lived assets, net of accumulated depreciation and amortization (b)	$15,130	$7,750	$9,348	$2,072	$6,088	$40,388

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
Quarter Ended March 31, 2006
Revenue	$122,223	$78,271	$84,763	$33,899	$23,214	$2,331	$344,701
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$23,605	$5,797	$4,273	$26,888	$329	$220	$61,112

Quarter Ended March 31, 2005
Revenue	$122,254	$81,549	$95,985	$28,335	$24,084	$662	$352,869
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$22,314	$8,126	$5,373	$3,081	$1,223	$271	$40,388

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the company’s operations on a basis consistent with the measures which the company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Comprised of property and equipment and intangibles.
(c)	Corporate assets are included in the United States.

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. as of March 31, 2006, the related consolidated condensed statements of operations for the three-month periods ended March 31, 2006 and 2005, the related consolidated condensed statements of cash flows for the three-month periods ended March 31, 2006 and 2005 and the consolidated condensed statement of changes in stockholders’ equity for the three-month period ended March 31, 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hudson Highland Group, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived. As discussed in Note 3, the Company changed its accounting policy for stock-based compensation awards exchanged for employee services and accordingly the accompanying December 31, 2005 balance sheet reflects adjustments relating to this change. We have not audited the accompanying balance sheet.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
May 3, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated condensed financial statements and the notes thereto, included in Item 1 of this Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations also uses the non-GAAP measure EBITDA. See Note 12 to the Consolidated Condensed Financial Statements for EBITDA segment reconciliation information.

We have operated as an independent publicly traded company since April 1, 2003 (the “Distribution Date”), when we were spun-off from Monster Worldwide, Inc. (“Monster”). At the Distribution Date, we were the combination of 67 acquisitions (the “Constituent Companies”) made between 1999 and 2002, which became the eResourcing and Executive Search divisions (“HH Group”) of Monster. Our businesses are specialized professional staffing, retained executive search and talent management solutions services, which operate in over 20 countries around the world, with our largest operations being in the U.S., the U.K. and Australia. We are organized into four reportable segments, the three Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific, and Highland Partners (“Highland”), which constituted approximately 20%, 40%, 29% and 11% of the Company’s gross margin, respectively, for the three months ended March 31, 2006. Note all financial statements are reported with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), under the modified retrospective method.

Strategic Goals and Actions

With the focus of our management being to continue the Company’s recent profitability, we are continuing with several initiatives in 2006 to meet our long-term strategic goals.

•	Continue to focus on high-margin, high-growth service lines in professional service practices and sectors, and exit low margin operations. In January 2006, the Company acquired Alder Nova, LLC, an organizational performance and talent management consulting firm with locations in the eastern United States and Canada.

•	Increase the portion of our revenues attributable to temporary contracting in higher margin specializations to offset the volatility inherent in permanent recruitment. In April 2006, we completed the acquisition of Professional Solutions LLC, a Cleveland, Ohio-based professional services firm, for the Hudson Americas segment.

•	Grow our revenue in the North American market.

•	Realign our expense structure and infrastructure costs in various markets including office relocations and closures, and management staff reductions, to better match our business mix and improve the potential profitability of those operations.

•	Continue to reposition our Highland business as a global boutique. The strategic direction that we are following with our Highland businesses is to become an executive search boutique with global capabilities, operating at the highest end of the executive search market with a limited number of highly experienced partners.

Hudson Regional Businesses. Hudson’s three regions provide temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of temporary assignments can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals, typically earning between $50,000 and $150,000 annually, and possessing professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services, health care, or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assess talent and help predict whether a candidate will be successful in a given role.

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

Hudson Americas operates from 48 offices in two countries, with 99% of its first quarter 2006 gross margin generated in the United States. Hudson Europe Operates from 48 offices in 17 countries, with 54% of its first quarter 2006 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 25 offices in 6 countries, with 67% of its first quarter 2006 gross margin earned in Australia.

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

Highland, an executive search boutique with global capabilities, operates in 14 practice offices in four countries. For the three months ended March 31, 2006, approximately 77% of gross margin in the Highland business was derived in North America.

Corporate expenses are reported separately from the four reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional fees.

Results of Operations

The following table sets forth selected financial results for the Company (dollars in thousands).

	Quarter Ended March 31,
	2006	2005
Revenue:
Hudson Americas	$112,248	$112,105
Hudson Europe	116,141	122,399
Hudson Asia Pacific	100,538	103,501
Highland	15,774	14,864

Total	$344,701	$352,869

Gross margin:
Hudson Americas	$25,322	$27,574
Hudson Europe	50,965	50,451
Hudson Asia Pacific	36,861	36,116
Highland	14,942	14,066

Total	$128,090	$128,207

Operating income (loss):
Hudson Americas	$(4,883)	$730
Hudson Europe	3,811	2,202
Hudson Asia Pacific	3,957	4,279
Highland	962	22
Corporate expenses	(8,462)	(10,282)

Total	$(4,615)	$(3,049)

Net income (loss)	$(5,857)	$(5,151)

Temporary Contracting Data (a):
Temporary contracting revenue:
Hudson Americas	$104,843	$106,420
Hudson Europe	72,251	73,403
Hudson Asia Pacific	72,919	76,877

Total	$250,013	$256,700

Direct costs of temporary contracting:
Hudson Americas	$86,612	$84,315
Hudson Europe	58,820	63,104
Hudson Asia Pacific	60,916	64,716

Total	$206,348	$212,135

Temporary contracting gross margin:
Hudson Americas	$18,231	$22,105
Hudson Europe	13,431	10,299
Hudson Asia Pacific	12,003	12,161

Total	$43,665	$44,565

Gross margin as a percent of revenue:
Hudson Americas	17.4%	20.8%
Hudson Europe	18.6%	14.0%
Hudson Asia Pacific	16.5%	15.8%

(a)	Temporary contracting revenues are a component of Hudson revenue. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

	Quarter Ended March 31,
	2006			2005
	As Reported	Currency Translation	Constant Currency	As Reported
Revenue:
Hudson Americas	$112,248	$(54)	$112,194	$112,105
Hudson Europe	116,141	9,699	125,840	122,399
Hudson Asia Pacific	100,538	5,737	106,275	103,501
Highland	15,774	165	15,939	14,864

Total	344,701	15,547	360,248	352,869

Direct costs:
Hudson Americas	86,926	(5)	86,921	84,531
Hudson Europe	65,176	5,347	70,523	71,948
Hudson Asia Pacific	63,677	3,678	67,355	67,385
Highland	832	2	834	798

Total	216,611	9,022	225,633	224,662

Gross margin:
Hudson Americas	25,322	(49)	25,273	27,574
Hudson Europe	50,965	4,352	55,317	50,451
Hudson Asia Pacific	36,861	2,059	38,920	36,116
Highland	14,942	163	15,105	14,066

Total	$128,090	$6,525	$134,615	$128,207

Selling, general and administrative (a):
Hudson Americas	$30,205	$(157)	$30,048	$26,279
Hudson Europe	47,154	3,982	51,136	48,328
Hudson Asia Pacific	32,904	1,672	34,576	31,837
Highland	13,977	264	14,241	14,044
Corporate	8,462	—	8,462	10,282

Total	$132,702	$5,761	$138,463	$130,770

(a)	Selling, general and administrative expenses include depreciation and amortization.

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Hudson Americas

Hudson Americas’ revenue was $112.2 million for the quarter ended March 31, 2006, essentially unchanged from $112.1 million for the same period of 2005. Revenues increased in the permanent placement services (+48.7%) and decreased in the temporary contracting services (-1.4%). Hudson America’s revenue was slightly higher in 2006 as a result of increases in the Legal (+26.0%), Management Search (+66.2%) and Engineering, Aerospace and Defense (+9.1%) practice groups, offset by a decrease in the Information Technology (“IT”) practice group (-22.9%) and flat revenue in the Financial Solutions practice group.

Hudson Americas’ direct costs for the quarter ended March 31, 2006 were $86.9 million compared to $84.5 million for 2005, an increase of 2.8%. The increase in the direct costs relates to the increase in Hudson Americas’ temporary contracting costs (+2.8%) compared to 2005. On a constant currency basis, direct costs increased 2.8% for the first quarter of 2006 in comparison to 2005.

Hudson Americas’ gross margin for the quarter ended March 31, 2006 was $25.3 million, lower by $2.3 million, or 8.2%, from $27.6 million reported for the same period of 2005. On a constant currency basis, gross margin decreased by 8.3% for the quarter ended March 31, 2006 compared to the same period of 2005. Hudson Americas reported a 7.1% decrease in gross margin from its Aerospace & Defense (-32%, increased direct costs from allowable overtime credits), IT (-31%, consisting of a 6% decline in core IT business and an 88% decline in business from a client which was acquired), and Financial Solutions (-3%) practice groups. These decreases were partially offset by increases in the Legal (+10%, despite a lower margin contribution from temporary contracting) and Management Search (+60%) practice groups. Gross margin, as a percentage of revenue, was 22.6% for the first quarter of 2006, a decrease from 24.6% for the same period in 2005, primarily as a result of a 17.4% decrease in the temporary contracting gross margin as a percent of temporary contracting revenue. Permanent placement as a percentage of gross margin increased to approximately 27% in 2006, compared to 17% in the same period of 2005.

Hudson Americas’ selling, general and administrative costs were $30.2 million for the quarter ended March 31, 2006, higher by 14.9% from $26.3 million for the same period in 2005. Selling, general and administrative expenses were 26.9% and 23.4% as a percentage of revenue for the first quarter of 2006 and 2005, respectively. The increase in selling, general and administrative costs was due to increases in costs associated with the accounting and management software stabilization and back-office process reengineering ($2.0 million), client and product development spending in the Financial Solutions practice ($1.0 million), and increased depreciation and amortization expense ($0.5 million) related to the accounting and management software installed in 2005.

Hudson Americas EBITDA loss was $3.4 million for the quarter ended March 31, 2006, a decrease of $5.1 million compared to income of $1.7 million for the comparable period of 2005. Hudson Americas reported EBITDA losses in all its practice groups, except Legal and Management Search. The primary reasons for the first quarter 2006 EBITDA loss was the decrease in the gross margin, as discussed above, and the increased selling, general and administrative costs.

Hudson Americas’ operating loss was $4.9 million for the quarter ended March 31, 2006, compared to operating income of $0.7 million for the same period of 2005. Hudson Americas increased loss in the first quarter of 2006, compared to the first quarter of 2005, was due to the same factors as discussed with respect to EBITDA loss and the increased amortization expenses related to the accounting and management software installed in the third quarter of 2005.

Hudson Europe

Hudson Europe’s revenue was $116.1 million for the quarter ended March 31, 2006, down 5.1% from $122.4 million for the same period of 2005. On a constant currency basis, Hudson Europe’s revenue increased approximately 2.8% comparing the first quarter of 2006 to the first quarter of 2005. The largest constant currency revenue increases were achieved primarily from the Netherlands (+57.8%), which was driven by the results of the Balance Ervaring op Projectbasis B.V. (“Balance”) acquisition (acquired August 2005), partially offset by a decrease in the Netherlands reintegration businesses (-45.3%) and lower temporary contracting revenue in the UK (-6.8%), primarily in lower margin industrial contracting services.

Hudson Europe’s direct costs for the quarter ended March 31, 2006 were $65.2 million, a decrease of $6.8 million or 9.4% compared to $71.9 million for the same period of 2005. On a constant currency basis, direct costs decreased 2.0% for the first quarter of 2006 in comparison to the same period of 2005. The decrease was the result of lower temporary contracting costs in the UK (-9.3%), primarily in lower margin industrial contracting services and the Netherlands direct costs for the reintegration business (-43.1%), partially offset by the direct costs of Balance.

Hudson Europe’s gross margin for the quarter ended March 31, 2006 was $51.0 million, an increase of 1.0% from the comparable period in 2005. Gross margin as a percentage of revenue was 43.9% for the first quarter of 2006, an increase from 41.2% for the same period in 2005, primarily due to a reduction in lower margin business in the UK and the inclusion of the higher margin Balance business in 2006. On a constant currency basis, gross margin increased by 9.6% for the quarter ended March 31, 2006 when compared to the same period in 2005. Hudson Europe’s largest constant currency increases were in the Netherlands ($1.5 million, primarily the result of the inclusion of Balance in 2006 results, partially offset by lower gross margin from the reintegration business), higher gross margin growth in temporary contracting services in the other European countries, primarily the UK, as a result of improved temporary contracting margins, up from 13.8% a year ago to 16.2% in the first quarter of 2006, and improved trends in permanent placement in continental Europe. The increases in temporary contracting margins are a product of both the addition of the Balance acquisition and a strategic focus in the United Kingdom on exiting lower margin contracts.

Hudson Europe’s selling, general and administrative costs were $47.2 million for the quarter ended March 31, 2006, lower by 2.4% from $48.3 million for the same period in 2005. Selling, general and administrative expenses were 40.6% and 39.5% as a percentage of revenue for the first quarter of 2006 and 2005, respectively. On a constant currency basis, the first quarter 2006 selling, general and administrative expenses increased by 5.8% compared to the same period of 2005. The Balance acquisition accounted for essentially all of the increase.

Hudson Europe’s EBITDA was $5.6 million for the quarter ended March 31, 2006, an increase of $2.4 million compared to $3.2 million for the same period in 2005. The group achieved an EBITDA of 4.8 percent of revenue compared to 2.6 percent in the first quarter of 2005. Key EBITDA contributors included the United Kingdom, the Netherlands-based Balance acquisition, Belgium, France, and Spain.

Hudson Europe’s operating income was $3.8 million for the quarter ended March 31, 2006, compared to $2.2 million for the same period of 2005. Hudson Europe’s 2006 improvement in operating results was due to the same factors as discussed with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $100.5 million for the quarter ended March 31, 2006, a decrease of 2.9% from $103.5 million for the same period of 2005. On a constant currency basis, Hudson Asia Pacific’s revenue increased approximately 2.7% comparing the first quarter of 2006 to the first quarter of 2005. The higher revenue on a constant currency basis is predominantly due to increases from permanent placement services in Australia (+10.2%), Hong Kong (+54.4%), Singapore (+11.5%), and in China (+27.3%), and increased temporary contracting revenue in New Zealand (+6.9%), partially offset by a decreases in temporary contracting revenue in Australia (-1.0%) and permanent placement revenue in New Zealand (-7.0%).

Hudson Asia Pacific’s direct costs for the quarter ended March 31, 2006 were $63.7 million, a decrease of $3.7 million or 5.5% compared to $67.4 million for the same period of 2005. On a constant currency basis, direct costs remained essentially unchanged for the first quarter of 2006 in comparison to the same period of 2005, as a result of a decrease in Australia (-1.5%) and an increase in New Zealand (+6.7%).

Hudson Asia Pacific’s gross margin for the quarter ended March 31, 2006 was $36.9 million, higher by $.8 million, or 2.1%, from $36.1 million reported for the quarter ended March 31, 2005. Gross margin, as a percentage of revenue, was 36.7% for the first quarter of 2006, an increase from 34.9% for the same period of 2005. On a constant currency basis, gross margin increased by 7.8% for the quarter ended March 31, 2006 when compared to the quarter ended March 31, 2005. Gross margin growth in the quarter was a result of increases in Australian permanent placement (+9.9%) and temporary contracting (+5.9%) and permanent placement in Hong Kong (+54.4), Singapore (+11.5%) and China (+27.3) and higher demand in talent management practices (+19.1%). While growth was stronger in the Asian countries than in Australia and New Zealand, economic conditions have improved somewhat in the first quarter in Australia, and to a lesser extent in New Zealand, after economic uncertainty and hiring freezes impacted the fourth quarter of 2005. While some of the hiring freezes instituted by clients in the fourth quarter of 2005 are still in place, other freezes have been lifted.

Hudson Asia Pacific’s selling general and administrative costs were $32.9 million for the quarter ended March 31, 2006, higher by 3.4% from $31.8 million for the same period in 2005. Selling, general and administrative expenses were 32.7% and 30.8% as a percentage of revenue for the first quarters of 2006 and 2005, respectively. On a constant currency basis, the first quarter 2006 selling, general and administrative expenses increased by 8.6%, compared to the same period of 2005. The largest increases in costs were for sales compensation (+8.7%), primarily related to the higher permanent placement gross margins.

Hudson Asia Pacific’s EBITDA was $4.7 million for the quarter ended March 31, 2006, a decrease of 29.3% or $2.0 million, from $6.7 million for the same period of 2005. EBITDA as a percentage of revenue decreased to 4.7% in the first quarter of 2006 from 6.5% for the same period of 2005, primarily due to a decline in Australia. The decrease in EBITDA was the result of higher selling, general and administrative costs for sales compensation and higher occupancy costs in Australia from the absence of certain lease termination credits recorded in 2005 when vacating a long-term office lease.

Hudson Asia Pacific’s operating income was $4.0 million for the quarter ended March 31, 2006, a decrease of 7.5% from $4.3 million for the same period of 2005. Hudson Asia Pacific’s decline in operating results for the first quarter of 2006 was primarily due to the same factors as discussed in EBITDA, partially offset by lower depreciation and amortization expenses in Australia from the absence of certain capital lease assets from vacating a long-term office lease.

Highland

Highland’s revenue of $15.8 million for the quarter ended March 31, 2006 increased 6.1% from $14.9 million from the same period of 2005. On a constant currency basis, Highland revenue increased 7.2% comparing the first quarter of 2006 results with the first quarter of 2005 results, reflecting growth in Highland U.K. (+41.3%) and Highland Canada (+34.5%), offset by a decrease in Highland Australia (-13.5%) as a result of the split off of part of that business as an independent brand licensee during the second quarter of 2005. Revenue increased in the U.S. by less than 1%.

Highland’s gross margin for the quarter ended March 31, 2006 was $14.9 million, higher by $.9 million, or 6.2%, from $14.1 million for the same period of 2005. Gross margin as a percentage of revenue was 94.7% for 2006, essentially the same as in 2005. On a constant currency basis, gross margin increased by 7.4% for the quarter ended March 31, 2006 when compared to the quarter ended March 31, 2005. The increases in the gross margin were from the U.K. (+42%) and Canada (+39%). Australia’s gross margin decreased by 10% and the U.S. decreased by less than 1%.

Highland’s selling, general and administrative expenses for the quarter ended March 31, 2006 were $14.0 million on a reported basis and $14.2 million in constant currency basis, essentially unchanged from the same period of 2005. On a constant currency basis, selling general and administrative expenses were 89.3% as a percentage of revenue for the first quarter of 2006, compared to 94.5% in the same period of 2005.

Highland’s EBITDA for the quarter ended March 31, 2006 was $1.3 million, higher by $0.9 million from $0.4 million reported for the same period of 2005. The increase was due to stronger results in all three regions. Highland Partners achieved EBITDA equal to 8.1% of revenue in the first quarter of 2006.

Highland’s operating income was $1.0 million for the quarter ended March 31, 2006, compared to essentially breakeven results in the comparable period in 2005. Highland’s improvement in operating results in the first quarter of 2006 was primarily due to the same factors as discussed in EBITDA.

Corporate and Other

Corporate expenses for the quarter ended March 31, 2006 were $8.5 million compared to $10.3 million for the same period of 2005. The decrease in corporate expenses is primarily the result of a decrease in third-party costs related to a reduction in certain company-wide initiatives ($2.1 million).

Other non-operating expenses, including net interest expense, were $0.4 million for the quarter ended March 31, 2006, essentially unchanged when compared to the same period of 2005.

The provision for income taxes for the quarter ended March 31, 2006 was $1.6 million on a pretax loss of $4.3 million, compared with a provision of $1.4 million on a pretax loss of $3.8 million for the same period of 2005. The higher tax provision in the first quarter of 2006 related primarily to an increase in current foreign tax provisions in locations where there were no tax-loss carry-forwards available to offset taxable income, partially offset by lower deferred tax provision related to amortization of acquired intangible assets. In the current period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses, primarily corporate expenses. This is offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions.

Net loss was $5.9 million for the quarter ended March 31, 2006, compared to a net loss of $5.2 million for the same period in 2005. Basic and diluted loss per share were $.24 for the quarter ended March 31, 2006, compared to basic and diluted loss of $.25 per share in the quarter ended March 31, 2005. For the first quarter of 2006 and 2005, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of approximately 1,186,000 and 1,138,000 of potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from funding working capital requirements.

The Company has a senior secured credit facility for $75,000 (the “Credit Facility”). The maturity date of the Credit Facility is March 31, 2009. Outstanding loans bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option, and had a weighted average interest rate of 6.99% as of March 31, 2006. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of March 31, 2006, the Company had outstanding borrowings of $32.2 million and letters of credit issued and outstanding of approximately $14.3 million under the Credit Facility. Available credit for use under the Credit Facility as of March 31, 2006 was $23.1 million. Letters of credit are used to support certain of the Company’s office leases, the worker’s compensation policy and its finance leases.

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

On March 9, 2006, the Company entered into an amendment to the Credit Facility that established minimum Adjusted EBITDA (measured on a trailing twelve-month basis) and maximum capital expenditure covenant levels for fiscal year 2006. The minimum Adjusted EBITDA covenant generally provides that the Company’s Adjusted EBITDA for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2006 may not be less than $15.0 million, $15.0 million, $25.0 million, $25.0 million, respectively. The maximum capital expenditure covenant provides that the Company’s capital expenditures for 2006 may not exceed $14.0 million. On April 25, 2006, the Company entered into a limited waiver to the Credit Facility that reduces until June 15, 2006 the minimum borrowing base not available to the Company’s from $15.0 million to $5.0 million. The borrowing base is determined under the Credit Facility as an agreed percentage of eligible accounts receivable, less reserves. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

During the quarter ended March 31, 2006, the Company generated cash in operating activities of $.2 million compared to net cash used of $24.6 million during the same period of 2005. Cash usage decreased in the first quarter of 2006 from the first quarter of 2005 primarily as a result of lower cash requirements to fund working capital, primarily accounts receivable in Hudson Americas ($22.4 million), Hudson Europe ($3.8 million), Highland ($1.4 million) and lower cash requirements for business reorganization expenses ($0.8 million), partially offset by higher working capital used in accounts receivable in Hudson Asia Pacific ($5.5 million).

During the quarter ended March 31, 2006 and 2005, the Company used cash in investing activities of $3.0 million and $2.1 million, respectively. This use of cash was related to capital expenditures ($1.7 million) and the purchase of a business ($1.3 million) in the first quarter of 2006. All investing activities in 2005 were for capital expenditures ($2.1 million).

During the quarter ended March 31, 2006 and 2005, the Company generated cash from financing activities of $2.0 million and $18.3 million, respectively. The cash provided from financing was lower in the first quarter of 2006 as a result of the lower net borrowing under the credit facility ($16.9 million).

The Company believes that the cash and cash equivalents on hand at March 31, 2006, supplemented by the Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to the Company’s management of its operating growth and working capital, fluctuations in the global economy and unemployment rates. Total third-party capital lease debt and related capital lease assets, net of accumulated amortization, were $2.3 million and $4.7 million, respectively, as of March 31, 2006. The Company’s existing acquisition shelf registration statement to issue up to 1,350,000 shares of its common stock can provide an additional mechanism of funding acquisitions.

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

All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the Company’s history of negative cash flows and operating losses may continue, (2) the ability of clients to terminate their relationship with the Company at any time, (3) the impact of global economic fluctuations on the Company’s temporary contracting operations, (4) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (5) risks relating to the Company’s foreign operations, including foreign currency fluctuations, (6) risks and financial impact associated with acquisitions; (7) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (8) competition in the Company’s markets and the Company’s dependence on highly skilled professionals, (9) fluctuations in the Company’s operating results from quarter to quarter, (10) the impact of employees departing with existing executive search clients, (11) restrictions imposed by blocking arrangements, (12) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (13) the Company’s dependence on key management personnel and (14) the impact of government regulations. Please see “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006 for more information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s borrowings are loans under the Credit Facility, fixed rate leases and seller financed notes. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. During the quarter ended March 31, 2006, the Company borrowed $135.0 million and repaid $132.9 million under its credit facility, which bears interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Company does not trade derivative financial instruments for speculative purposes.

The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the quarter ended March 31, 2006, approximately 72.9% of gross margin was earned outside the United States and collected in local currency, and related operating expenses also were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the quarter ended March 31, 2006, the Company had a translation loss of $1.5 million, primarily attributable to the strenghtening of the U.S. dollar against the British pound and the euro.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, from time to time, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on intercompany loan balances. At March 31, 2006, the Company had no outstanding foreign currency forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2006.

Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2006 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. No material change to such risk factors has occurred during the three months ended March 31, 2006.

ITEM 6. EXHIBITS

(a) Exhibits: The following Exhibits are filed herewith.

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

HUDSON HIGHLAND GROUP, INC. (Registrant)

	By:	/s/ JON F. CHAIT
Jon F. Chait Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2006

	By:	/s/ Mary Jane Raymond
Mary Jane Raymond Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 9, 2006

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.