Form 10-Q/A
period 2006-03-31
HUDSON HIGHLAND GROUP INC
filed 2006-08-07
CIK 1210708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This amendment to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (“First Quarter Form 10-Q/A”) reflects a restatement of the Consolidated Condensed Financial Statements of Hudson Highland Group, Inc. (the “Company”) as of and for the three month period ended March 31, 2006 to correct errors with respect to the determination of certain revenues, and in recording of certain payroll tax and other accrued liabilities, offset by a related reduction in corporate and other bonuses and commissions. Further information on the effect of the restatement on the Company’s Consolidated Condensed Financial Statements is discussed in Note 2 to the Consolidated Condensed Financial Statements included in Item 1 of Part I of this First Quarter Form 10-Q/A.

This First Quarter Form 10-Q/A is being filed for purposes of amending the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (“First Quarter Form 10-Q”) of the Company, which was originally filed on May 9, 2006, and provides information about the financial results for the three month periods ended March 31, 2006 (as restated as described above) and 2005. The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Consolidated Financial Statements (unaudited)

•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

•	Part I - Item 4 - Controls and Procedures

The Company has supplemented Item 6 of Part II to include current certifications of the Company’s chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this First Quarter Form 10-Q/A.

The financial information that is included in this First Quarter Form 10-Q/A has been corrected as part of the restatement described above. This restatement is only related to the three month period ended March 31, 2006. All amounts included in this report as of and for the three month period ended March 31, 2005 and as of December 31, 2005 are not affected by the restatement. No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. Information in this First Quarter Form 10-Q/A is generally stated as of March 31, 2006 and generally does not reflect any subsequent information or events other than the restatement, and except that certain forward looking statements throughout this First Quarter Form 10-Q/A have been revised to reflect events and developments subsequent to March 31, 2006.

With the filing of this First Quarter Form 10-Q/A, the Company has amended the First Quarter Form 10-Q. Accordingly and as previously disclosed in the Company’s Current Report on Form 8-K filed on August 3, 2006, the Company’s Consolidated Condensed Financial Statements for the three month period ended March 31, 2006 and the related financial information contained in the First Quarter Form 10-Q should no longer be relied upon.

HUDSON HIGHLAND GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
	(Restated)
Revenue	$343,058	$352,869
Direct costs (Note 5)	217,435	224,662

Gross margin	125,623	128,207
Selling, general and administrative expenses	127,950	125,913
Depreciation and amortization	4,508	4,857
Business reorganization expenses	3	529
Merger and integration recoveries	—	(43)

Operating loss	(6,838)	(3,049)
Other income (expense):
Other, net	777	(276)
Interest, net	(414)	(426)

Loss before provision for income taxes	(6,475)	(3,751)
Provision for income taxes	1,605	1,400

Net loss	$(8,080)	$(5,151)

Basic and diluted loss per share:
Net loss	$(.33)	$(.25)
Weighted average shares outstanding:	24,224,000	20,504,000

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2006	December 31, 2005
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$33,183	$34,108
Accounts receivable, net	236,480	232,081
Prepaid and other	14,096	14,330

Total current assets	283,759	280,519
Intangibles, net	31,397	31,100
Property and equipment, net	29,715	31,438
Other assets	4,576	5,359

Total assets	$349,447	$348,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,929	$24,718
Accrued expenses and other current liabilities	136,198	140,036
Short-term borrowings and current portion of long-term debt	34,101	32,544
Accrued business reorganization expenses	4,117	4,223
Accrued merger and integration expenses	985	1,239

Total current liabilities	210,330	202,760
Other non-current liabilities	5,810	5,948
Accrued business reorganization expenses, non-current	3,376	4,095
Accrued merger and integration expenses, non-current	1,789	2,038
Long-term debt, less current portion	402	478

Total liabilities	221,707	215,319

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 24,539,889 and 24,340,462 shares, respectively	24	24
Additional paid-in capital	420,687	416,448
Accumulated deficit	(326,036)	(317,956)
Accumulated other comprehensive income — translation adjustments	33,295	34,811
Treasury stock, 15,798 shares	(230)	(230)

Total stockholders’ equity	127,740	133,097

	$349,447	$348,416

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
	(Restated)
Cash flows from operating activities:
Net loss	$(8,080)	$(5,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,508	4,857
Stock-based compensation	1,773	1,259
Provision for doubtful accounts	648	830
Deferred income taxes	318	923
Changes in assets and liabilities:
Increase in accounts receivable	(5,950)	(30,092)
Increase in other assets	(747)	(1,478)
Increase in accounts payable, accrued expenses and other liabilities	9,144	6,472
Decrease in accrued business reorganization expenses	(907)	(1,713)
Decrease in accrued merger and integration expenses	(521)	(513)

Total adjustments	8,266	(19,455)

Net cash provided by (used in) operating activities	186	(24,606)

Cash flows from investing activities:
Capital expenditures	(1,652)	(2,139)
Acquisition of business, net of cash acquired	(1,315)	—

Net cash used in investing activities	(2,967)	(2,139)

Cash flows from financing activities:
Borrowings under credit facility	135,008	24,250
Repayments under credit facility	(132,927)	(5,250)
Issuance of common stock – Long Term Incentive Plan option exercises	393	74
Payments on short and long-term debt	(515)	(802)

Net cash provided by financing activities	1,959	18,272

Effect of exchange rate changes on cash and cash equivalents	(103)	(275)

Net decrease in cash and cash equivalents	(925)	(8,748)
Cash and cash equivalents, beginning of period	34,108	21,064

Cash and cash equivalents, end of period	$33,183	$12,316

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$868	$330
Taxes	$995	$2,044

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance January 1, 2006	$24	$416,448	$(317,956)	$34,811	$(230)	$133,097
Net loss (Restated) (Note 2)	—	—	(8,080)	—	—	(8,080)
Other comprehensive loss, translation adjustments	—	—	—	(1,516)	—	(1,516)
Issuance of shares for 401(k) plan	—	2,073	—	—	—	2,073
Issuance of shares from exercise of stock options	—	393	—	—	—	393
Stock-based compensation	—	1,773	—	—	—	1,773

Balance March 31, 2006 (Restated)	$24	$420,687	$(326,036)	$33,295	$(230)	$127,740

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

NOTE 2 – RESTATEMENT OF THE FIRST QUARTER 2006

The Company has restated its Consolidated Condensed Financial Statements as of and for the three month period ended March 31, 2006 to correct errors with respect to the accounting for the determination of certain revenues, and in recording of certain payroll tax and other accrued liabilities, offset by a related reduction in corporate and other bonuses and commissions. The following is a description of the accounting adjustments included in the restatement of the Company’s Consolidated Condensed Financial Statements and the effect of the adjustments at March 31, 2006 on the Consolidated Condensed Balance Sheet and on the Consolidated Condensed Statement of Operations, the Consolidated Condensed Statement of Cash Flows and the Consolidated Condensed Statement of Changes in Stockholders’ Equity for the three months then ended. All amounts included in this report as of and for the three month period ended March 31, 2005 and as of December 31, 2005 were not affected by the restatement.

The restatement reflects a $2,223 ($0.09 per share) increase in the net loss for the quarter and an equivalent reduction in EBITDA (See Note 13). These corrections arose from the Company’s comprehensive second quarter review of accounting processes supported by the new PeopleSoft accounting and management reporting system the Company implemented last year in its Hudson North America business unit. The corrections were related to the determination of certain revenues ($1,643), and in recording of certain payroll tax, employee benefit and other accrued liabilities ($1,030), offset by a related reduction in corporate and other bonuses and commissions ($450). The restatement did not affect the total cash flows from operations of the Company for the three month period ending March 31, 2006. The restatement was recorded to correct errors in three areas in the Hudson North America business unit. The errors when corrected also changed certain calculations regarding corporate and other bonuses and commissions, which have been restated.

Determination of certain revenues

The Company’s Hudson North America business unit undertook a comprehensive second quarter review of the accounting processes supported by the new PeopleSoft accounting and management reporting system. This process revealed that during the three month period ended March 31, 2006, errors occurred when recording adjustments to permanent placement revenue and contract revenue. The Company’s evaluation determined that journal entries were posted before all the pertinent information regarding the related revenue had been fully and properly reconciled. This error caused an overstatement in revenue of $1,643, accounts receivable of $1,577 and an understatement of $66 in accrued liabilities as of March 31, 2006.

NOTE 2 – RESTATEMENT OF THE FIRST QUARTER 2006 (continued)

Recording of certain payroll tax and other accrued liabilities

Also during this comprehensive review, the Company identified an understated accrual in the liability for Hudson North America’s payroll tax, workers compensation, unemployment insurance, medical and social security withholdings for the period ended March 31, 2006. The Hudson North America business unit calculated the accrual using the last weekly payroll register and did not identify an earlier weekly withholding that had not yet been paid as of March 31, 2006. Additionally, an understatement of workers compensation expense for current settlements was identified and corrected during the reconciliation process. These errors caused the inappropriate understatement in current liabilities of $1,030, direct costs of $824 and selling, general and administrative expenses of $206 as of and for the three months ended March 31, 2006. The Company’s portion of payroll tax, workers compensation, unemployment insurance, medical, and social security withholdings were properly calculated and paid in the second quarter of 2006.

As a result of the above changes, certain accruals for corporate and other bonuses and commissions were restated with the effect of lowering selling, general and administrative expenses and accrued liabilities by $450 as of and for the three months ended March 31, 2006.

The Audit Committee of the Board of Directors and management of the Company have discussed the matters associated with the restatement disclosed in this Form 10-Q/A with BDO Seidman, LLP, the Company’s independent registered public accounting firm.

The following table presents the effect of the restatement on the previously reported Consolidated Condensed Statement of Operations for the three months ended March 31, 2006 (dollars in thousands) (unaudited).

	As reported	Adjustment	Restated
Revenue	$344,701	$(1,643)	$343,058
Direct costs (Note 5)	216,611	824	217,435

Gross margin	128,090	(2,467)	125,623
Selling, general and administrative expenses	128,194	(244)	127,950
Depreciation and amortization	4,508	—	4,508
Business reorganization expenses	3	—	3

Operating loss	(4,615)	(2,223)	(6,838)
Other income (expense):
Other, net	777	—	777
Interest, net	(414)	—	(414)

Loss before provision for income taxes	(4,252)	(2,223)	(6,475)
Provision for income taxes	1,605	—	1,605

Net loss	$(5,857)	$(2,223)	$(8,080)

Basic and diluted loss per share:
Net loss	$(.24)	$(.09)	$(.33)

NOTE 2 – RESTATEMENT OF THE FIRST QUARTER 2006 (continued)

The following table presents the effect of the restatement on the previously reported Consolidated Condensed Balance Sheet as of March 31, 2006 (dollars in thousands) (unaudited).

	As reported	Adjustment	Restated
ASSETS
Current assets:
Cash and cash equivalents	$33,183	$—	$33,183
Accounts receivable, net	238,057	(1,577)	236,480
Prepaid and other	14,096	—	14,096

Total current assets	285,336	(1,577)	283,759
Intangibles, net	31,397	—	31,397
Property and equipment, net	29,715	—	29,715
Other assets	4,576	—	4,576

Total assets	$351,024	$(1,577)	$349,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,929	$—	$34,929
Accrued expenses and other current liabilities	135,552	646	136,198
Short-term borrowings and current portion of long-term debt	34,101	—	34,101
Accrued business reorganization expenses	4,117	—	4,117
Accrued merger and integration expenses	985	—	985

Total current liabilities	209,684	646	210,330
Other non-current liabilities	5,810	—	5,810
Accrued business reorganization expenses, non-current	3,376	—	3,376
Accrued merger and integration expenses, non-current	1,789	—	1,789
Long-term debt, less current portion	402	—	402

Total liabilities	221,061	646	221,707

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	24	—	24
Additional paid-in capital	420,687	—	420,687
Accumulated deficit	(323,813)	(2,223)	(326,036)
Accumulated other comprehensive income – translation adjustments	33,295	—	33,295
Treasury stock	(230)	—	(230)

Total stockholders’ equity	129,963	(2,223)	127,740

	$351,024	$(1,577)	$349,447

NOTE 2 – RESTATEMENT OF THE FIRST QUARTER 2006 (continued)

The following table presents the effect of the restatement on the previously reported Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2006 (dollars in thousands) (unaudited).

	As reported	Adjustment	Restated
Cash flows from operating activities:
Net loss	$(5,857)	$(2,223)	$(8,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,508	—	4,508
Stock-based compensation	1,773	—	1,773
Provision for doubtful accounts	648	—	648
Deferred income taxes	318	—	318
Changes in assets and liabilities:
Increase in accounts receivable	(7,527)	1,577	(5,950)
Increase in other assets	(747)	—	(747)
Increase in accounts payable, accrued expenses and other liabilities	8,498	646	9,144
Decrease in accrued business reorganization expenses	(907)	—	(907)
Decrease in accrued merger and integration expenses	(521)	—	(521)

Total adjustments	6,043	2,223	8,266

Net cash provided by (used in) operating activities	186	—	186

Cash flows from investing activities:
Capital expenditures	(1,652)	—	(1,652)
Acquisition of business, net of cash acquired	(1,315)	—	(1,315)

Net cash used in investing activities	(2,967)	—	(2,967)

Cash flows from financing activities:
Borrowings under credit facility	135,008	—	135,008
Repayments under credit facility	(132,927)	—	(132,927)
Issuance of common stock – Long Term Incentive Plan option exercises	393	—	393
Payments on short and long-term debt	(515)	—	(515)

Net cash provided by financing activities	1,959	—	1,959

Effect of exchange rate changes on cash and cash equivalents	(103)	—	(103)

Net decrease in cash and cash equivalents	(925)	—	(925)
Cash and cash equivalents, beginning of period	34,108	—	34,108

Cash and cash equivalents, end of period	$33,183	$—	$33,183

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$868	—	$868
Taxes	$995	—	$995

Additional effects of the Company’s review

As a further result of its comprehensive review, the Company also determined that it will reflect in its results for the quarter ended June 30, 2006 adjustments producing a $1,566 decrease in the income for the period in the Hudson North America business unit. Such adjustments include reductions to receivables and revenue of $923 for which the applicable prior period cannot practicably be determined and adjustments of $643 attributable to 2005 receivables and revenue that is considered immaterial to that year, the related 2005 quarterly periods and to the current year.

NOTE 3 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

NOTE 3 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

Description of Reporting Segments

The Company is one of the world’s largest specialized professional staffing, retained executive search and human capital solutions firms. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company reassessed its reportable segments in the fourth quarter of 2005 and prior period results are presented in conformity with the year-end 2005 and first quarter 2006 presentation. The Company is organized into four reportable segments, the three Hudson regional businesses of Hudson Americas, Hudson Europe, and Hudson Asia Pacific, and Highland, which constituted approximately 18%, 41%, 29% and 12% of the Company’s gross margin, respectively, for the quarter ended March 31, 2006.

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

NOTE 4 – STOCK BASED COMPENSATION

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. The Company had adopted the disclosure only provisions of SFAS 123 and SFAS 148 Accounting for Stock-Based Compensation—Transition and Disclosure, which required certain financial statement disclosures, including pro forma operating results, as if the Company had prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation. In adopting SFAS 123R, the Company chose to apply the “modified retrospective method,” requiring the Company to recognize stock compensation expense for stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. Prior period results have been adjusted for the application of the modified retrospective method. All employee stock option grants made since the beginning of 2003 have been reflected as an expense in prior years or will be expensed over the related remaining stock option vesting period based on the estimated fair value at the date the options are granted. As a result of the adoption of SFAS 123R using the modified retrospective method, the Company recognized expenses of $1,416 and $1,014 in the first quarter of 2006 and 2005, respectively, for the stock option and employee stock purchase plans. These expenses are included in selling, general and administrative expenses. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods. As a result of the Company’s inability to recognize current tax benefits on reported net losses, total stock-based compensation expense is recorded without tax benefits for all periods presented. As of March 31, 2006, there was approximately $8,000 of compensation expense that has yet to be recognized related to non-vested stock based awards. This expense is expected to be recognized over a weighted-average period of 46 months. All share issuances related to stock compensation plans are issued from unissued shares of stockholder approved compensation plans.

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

The following were the assumptions used to determine the fair value of option granted and the details of option activity as of and for the respective periods:

	Three Months Ended March 31,
	2006	2005
Risk free interest rate	4.4%	4.0%
Volatility	55.0%	55.0%
Expected life (years)	5.0	5.0
Dividends	0.0%	0.0%
Weighted average fair value of options granted during the period	$8.33	$6.71
Options granted in the period	250,000	824,800
Intrinsic value of options exercised in the period	$556	$234
Options exercised in the period	57,125	25,000
Intrinsic value of vested stock options	$8,074	$4,696

The Company also expensed $354 and $245 in the first quarter of 2006 and 2005, respectively, related to restricted stock issuances.

NOTE 5 - REVENUES, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	Quarter Ended March 31, 2006 (Restated)			Quarter Ended March 31, 2005
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$249,947	$93,111	$343,058	$256,700	$96,169	$352,869
Direct costs (1)	207,172	10,263	217,435	212,135	12,527	224,662

Gross margin	$42,775	$82,848	$125,623	$44,565	$83,642	$128,207

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent placement and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of temporary and permanent placements, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 6 - BUSINESS COMBINATIONS

Acquisitions

In January 2006, Hudson Americas, through its Talent Management Solutions business, purchased one business for a total cash consideration of $1,315. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($25 in assets, $85 in liabilities) with the excess of $1,375 allocated to goodwill. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds of up to a maximum of $16,550. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. The results of the acquired business have been included in the Hudson Americas segment of the condensed consolidated financial statements since the acquisition date. Pro forma information for this acquisition is not included as it did not have a material impact on the consolidated financial position or results of operations. There were no acquisitions during the first quarter of 2005.

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

NOTE 7 - BUSINESS REORGANIZATION EXPENSES

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

NOTE 8 - TAXES

The provision for income taxes for the three months ended March 31, 2006 was $1,605 on a pretax loss of $6,475, compared with a provision of $1,400 on a pretax loss of $3,751 for the same period of 2005. The higher tax provision in the first quarter of 2006 related primarily to an increase in current foreign tax provisions in locations where there were no tax-loss carry-forwards available to offset taxable income, partially offset by lower deferred tax provision related to amortization of acquired intangible assets. In the current period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses, primarily corporate expenses. This is offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three month period ended March 31, 2006, the Company issued 126,950 shares of its common stock to satisfy its 2005 contribution liability to the 401(k) Savings Plan. The value of these shares at issuance was $2,073.

NOTE 11 - FINANCIAL INSTRUMENTS

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

NOTE 12 - COMPREHENSIVE INCOME

	Quarter Ended March 31,
	2006	2005
	(Restated)
Net loss	$(8,080)	$(5,151)
Other comprehensive loss - translation adjustments	(1,516)	(851)

Total comprehensive loss	$(9,596)	$(6,002)

NOTE 13 - SEGMENT AND GEOGRAPHIC DATA

The Company operates in four reportable business segments: the three Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific, and Highland. The Company reassessed its reportable segments in the fourth quarter of 2005 and all results are presented in conformity with that presentation.

NOTE 13 - SEGMENT AND GEOGRAPHIC DATA (continued)

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

For the Quarter Ended March 31, 2006 (Restated)	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Highland	Corporate	Total
Revenue	$110,605	$116,141	$100,538	$15,774	$—	$343,058

Gross margin	$22,855	$50,965	$36,861	$14,942	$—	$125,623

Business reorganization expenses	$—	$—	$—	$3	$—	$3

EBITDA (loss)(a)	$(5,975)	$5,550	$4,732	$1,285	$(7,922)	$(2,330)
Depreciation and amortization	1,506	1,739	775	323	165	4,508

Operating income (loss)	(7,481)	3,811	3,957	962	(8,087)	(6,838)
Interest and other income (expense), net	(1)	536	(1,173)	(176)	1,177	363

Income (loss) before income taxes	$(7,482)	$4,347	$2,784	$786	$(6,910)	$(6,475)

As of March 31, 2006
Accounts receivable, net	$85,865	$94,628	$46,904	$9,083	$—	$236,480
Long-lived assets, net of accumulated depreciation and amortization (b)	$17,504	$30,800	$6,008	$1,159	$5,641	$61,112

For the Quarter Ended March 31, 2005	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Highland	Corporate	Total

Revenue	$112,105	$122,399	$103,501	$14,864	$—	$352,869

Gross margin	$27,574	$50,451	$36,116	$14,066	$—	$128,207

Business reorganization expenses (recoveries)	$608	$(79)	$—	$—	$—	$529

EBITDA (loss)(a)	$1,706	$3,180	$6,696	$376	$(10,150)	$1,808
Depreciation and amortization	976	978	2,417	354	132	4,857
Operating income (loss)	730	2,202	4,279	22	(10,282)	(3,049)
Interest and other income (expense), net	26	92	(98)	19	663	702

Income (loss) before income taxes	$704	$2,110	$4,377	$3	$(10,945)	$(3,751)

As of March 31, 2005
Accounts receivable, net	$73,429	$90,727	$50,158	$8,490	$—	$222,804
Long-lived assets, net of accumulated depreciation and amortization (b)	$15,130	$7,750	$9,348	$2,072	$6,088	$40,388

Information by geographic region Quarter Ended March 31, 2006 (Restated)	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
Revenue	$120,580	$78,271	$84,763	$33,899	$23,214	$2,331	$343,058
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$23,605	$5,797	$4,273	$26,888	$329	$220	$61,112
Quarter Ended March 31, 2005
Revenue	$122,254	$81,549	$95,985	$28,335	$24,084	$662	$352,869
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$22,314	$8,126	$5,373	$3,081	$1,223	$271	$40,388

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the company’s operations on a basis consistent with the measures which the company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.

(b)	Comprised of property and equipment and intangibles.

(c)	Corporate assets are included in the United States.

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. as of March 31, 2006, the related consolidated condensed statements of operations for the three-month periods ended March 31, 2006 and 2005, the related consolidated condensed statements of cash flows for the three-month periods ended March 31, 2006 and 2005 and the consolidated condensed statement of changes in stockholders’ equity for the three-month period ended March 31, 2006 included in the accompanying Securities and Exchange Commission Form 10-Q/A for the period ended March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2, the Company has restated its consolidated condensed balance sheet as of March 31, 2006 and the consolidated condensed statement of operations, consolidated condensed statement of changes in stockholders’ equity and consolidated condensed statement of cash flows for the quarter ended March 31, 2006.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hudson Highland Group, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived. As discussed in Note 4, the Company changed its accounting policy for stock-based compensation awards exchanged for employee services and accordingly the accompanying December 31, 2005 balance sheet reflects adjustments relating to this change. We have not audited the accompanying balance sheet.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
August 7, 2006

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

We have operated as an independent publicly traded company since April 1, 2003 (the “Distribution Date”), when we were spun-off from Monster Worldwide, Inc. (“Monster”). At the Distribution Date, we were the combination of 67 acquisitions (the “Constituent Companies”) made between 1999 and 2002, which became the eResourcing and Executive Search divisions (“HH Group”) of Monster. Our businesses are specialized professional staffing, retained executive search and talent management solutions services, which operate in over 20 countries around the world, with our largest operations being in the U.S., the U.K. and Australia. We are organized into four reportable segments, the three Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific, and Highland Partners (“Highland”), which constituted approximately 18%, 41%, 29% and 12% of the Company’s gross margin, respectively, for the three months ended March 31, 2006. Note all financial statements are reported with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), under the modified retrospective method.

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

Results of Operations

The following table sets forth selected financial results for the Company (dollars in thousands).

	Quarter Ended March 31,
	2006	2005
	(Restated)
Revenue:
Hudson Americas	$110,605	$112,105
Hudson Europe	116,141	122,399
Hudson Asia Pacific	100,538	103,501
Highland	15,774	14,864

Total	$343,058	$352,869

Gross margin:
Hudson Americas	$22,855	$27,574
Hudson Europe	50,965	50,451
Hudson Asia Pacific	36,861	36,116
Highland	14,942	14,066

Total	$125,623	$128,207

Operating income (loss):
Hudson Americas	$(7,481)	$730
Hudson Europe	3,811	2,202
Hudson Asia Pacific	3,957	4,279
Highland	962	22
Corporate expenses	(8,087)	(10,282)

Total	$(6,838)	$(3,049)

Net income (loss)	$(8,080)	$(5,151)

Temporary Contracting Data (a):	(Restated )
Temporary contracting revenue:
Hudson Americas	$104,777	$106,420
Hudson Europe	72,251	73,403
Hudson Asia Pacific	72,919	76,877

Total	$249,947	$256,700

Direct costs of temporary contracting:
Hudson Americas	$87,436	$84,315
Hudson Europe	58,820	63,104
Hudson Asia Pacific	60,916	64,716

Total	$207,172	$212,135

Temporary contracting gross margin:
Hudson Americas	$17,341	$22,105
Hudson Europe	13,431	10,299
Hudson Asia Pacific	12,003	12,161

Total	$42,775	$44,565

Gross margin as a percent of revenue:
Hudson Americas	16.5%	20.8%
Hudson Europe	18.6%	14.0%
Hudson Asia Pacific	16.5%	15.8%

(a)	Temporary contracting revenues are a component of Hudson revenue. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

	Quarter Ended March 31,
	2006 (Restated)			2005
	As Reported	Currency Translation	Constant Currency	As Reported
Revenue:
Hudson Americas	$110,605	$(54)	$110,551	$112,105
Hudson Europe	116,141	9,699	125,840	122,399
Hudson Asia Pacific	100,538	5,737	106,275	103,501
Highland	15,774	165	15,939	14,864

Total	343,058	15,547	358,605	352,869
Direct costs:
Hudson Americas	87,750	(5)	87,745	84,531
Hudson Europe	65,176	5,347	70,523	71,948
Hudson Asia Pacific	63,677	3,678	67,355	67,385
Highland	832	2	834	798

Total	217,435	9,022	226,457	224,662
Gross margin:
Hudson Americas	22,855	(49)	22,806	27,574
Hudson Europe	50,965	4,352	55,317	50,451
Hudson Asia Pacific	36,861	2,059	38,920	36,116
Highland	14,942	163	15,105	14,066

Total	$125,623	$6,525	$132,148	$128,207

Selling, general and administrative (a):
Hudson Americas	$30,336	$(157)	$30,179	$26,279
Hudson Europe	47,154	3,982	51,136	48,328
Hudson Asia Pacific	32,904	1,672	34,576	31,837
Highland	13,977	264	14,241	14,044
Corporate	8,087	—	8,087	10,282

Total	$132,458	$5,761	$138,219	$130,770

(a)	Selling, general and administrative expenses include depreciation and amortization.

Quarter Ended March 31, 2006 (Restated) Compared to Quarter Ended March 31, 2005

Hudson Americas (Restated)

Hudson Americas’ revenue was $110.6 million for the quarter ended March 31, 2006, a decrease of $1.5 million from $112.1 million for the same period of 2005. Revenues increased in the permanent placement services (+18.1%) and decreased in the temporary contracting services (-1.5%). Hudson America’s revenue was slightly lower in 2006 as a result of a decrease in the Information Technology (“IT”) practice group (-24%) and essentially unchanged revenue in the Financial Solutions and Energy, Operations and Scientific Resources practice groups. This was partially offset by increases in the Legal (+26%), Management Search (+57%) and Engineering, Aerospace and Defense (+9%) practice groups.

Hudson Americas’ direct costs for the quarter ended March 31, 2006 were $87.8 million compared to $84.5 million for 2005, an increase of 3.8%. The increase in the direct costs relates to the increase in Hudson Americas’ temporary contracting costs (+3.7%) compared to 2005. On a constant currency basis, direct costs increased 3.8% for the first quarter of 2006 in comparison to 2005.

Hudson Americas’ gross margin for the quarter ended March 31, 2006 was $22.9 million, lower by $4.7 million, or 17.1%, from $27.6 million reported for the same period of 2005. On a constant currency basis, gross margin decreased by 17.3% for the quarter ended March 31, 2006 compared to the same period of 2005. Hudson Americas reported decrease in gross margin was attributable to decreases in its IT (-36%, which consisted of a smaller percentage decline in the core IT business and an significant decline from a large client that reduced its business to minimal levels after being acquired), Aerospace & Defense (-36%, increased direct costs from allowable overtime credits), Energy, Operations and Scientific Resources (-1%) and Financial Solutions (-5%) practice groups. These decreases were partially offset by increases in the Legal (+10%, despite a lower margin contribution from temporary contracting) and Management Search (+50%) practice groups. Gross margin, as a percentage of revenue, was 20.7% for the first quarter of 2006, a decrease from 24.6% for the same period in 2005, primarily as a result of a 16.6% decrease in the temporary contracting gross margin as a percent of temporary contracting revenue. Permanent placement as a percentage of gross margin increased to approximately 25% in 2006, compared to 17% in the same period of 2005.

Hudson Americas’ selling, general and administrative costs were $30.3 million for the quarter ended March 31, 2006, higher by 15.4% from $26.3 million for the same period in 2005. Selling, general and administrative expenses were 27.4% and 23.4% as a percentage of revenue for the first quarter of 2006 and 2005, respectively. The increase in selling, general and administrative costs was due to increases in costs associated with the accounting and management software stabilization and back-office process reengineering ($2.0 million), client and product development spending in the Financial Solutions practice ($1.0 million), and increased depreciation and amortization expense ($0.5 million) related to the accounting and management software installed in 2005.

Hudson Americas EBITDA loss was $6.0 million for the quarter ended March 31, 2006, a decrease of $7.7 million compared to EBITDA income of $1.7 million for the comparable period of 2005. The primary reasons for the first quarter 2006 EBITDA loss was the decrease in the gross margin, as discussed above, and the increased selling, general and administrative costs.

Hudson Americas’ operating loss was $7.5 million for the quarter ended March 31, 2006, compared to operating income of $0.7 million for the same period of 2005. Hudson Americas increased loss in the first quarter of 2006, compared to the first quarter of 2005, was due to the same factors as discussed with respect to EBITDA loss and the increased amortization expenses related to the accounting and management software installed in the third quarter of 2005.

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

Corporate and Other

Corporate expenses for the quarter ended March 31, 2006 were $8.1 million compared to $10.3 million for the same period of 2005. The decrease in corporate expenses is primarily the result of a decrease in third-party costs related to a reduction in certain company-wide initiatives ($2.1 million).

Other non-operating expenses, including net interest expense, were $0.4 million for the quarter ended March 31, 2006, essentially unchanged when compared to the same period of 2005.

The provision for income taxes for the quarter ended March 31, 2006 was $1.6 million on a pretax loss of $6.5 million, compared with a provision of $1.4 million on a pretax loss of $3.8 million for the same period of 2005. The higher tax provision in the first quarter of 2006 related primarily to an increase in current foreign tax provisions in locations where there were no tax-loss carry-forwards available to offset taxable income, partially offset by lower deferred tax provision related to amortization of acquired intangible assets. In the current period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses, primarily corporate expenses. This is offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions.

Net loss was $8.1 million for the quarter ended March 31, 2006, compared to a net loss of $5.2 million for the same period in 2005. Basic and diluted loss per share were $.33 for the quarter ended March 31, 2006, compared to basic and diluted loss of $.25 per share in the quarter ended March 31, 2005. For the first quarter of 2006 and 2005, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of approximately 1,186,000 and 1,138,000 of potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Liquidity and Capital Resources (Restated)

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

During the quarter ended March 31, 2006, the Company generated cash in operating activities of $.2 million compared to net cash used of $24.6 million during the same period of 2005. Cash usage decreased in the first quarter of 2006 from the first quarter of 2005 primarily as a result of lower cash requirements to fund working capital, primarily accounts receivable in Hudson Americas ($20.8 million), Hudson Europe ($3.8 million), Highland ($1.4 million) and lower cash requirements for business reorganization expenses ($0.8 million), partially offset by higher working capital used in accounts receivable in Hudson Asia Pacific ($5.5 million).

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

All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the Company’s history of negative cash flows and operating losses may continue, (2) the ability of clients to terminate their relationship with the Company at any time, (3) the impact of global economic fluctuations on the Company’s temporary contracting operations, (4) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (5) risks relating to the Company’s foreign operations, including foreign currency fluctuations, (6) risks and financial impact associated with acquisitions; (7) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (8) competition in the Company’s markets and the Company’s dependence on highly skilled professionals, (9) fluctuations in the Company’s operating results from quarter to quarter, (10) the impact of employees departing with existing executive search clients, (11) restrictions imposed by blocking arrangements, (12) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (13) the Company’s dependence on key management personnel, (14) the impact of government regulations and (15) the Company’s ability to implement remedial actions with respect to internal control weaknesses. Please see “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006 for more information.

The Company cautions that undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Form 10-Q/A. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2006. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2006 as a result of the material weakness described below. The Company’s management had previously concluded the Company’s disclosure controls and procedures were effective as of March 31, 2006. However, in connection with the restatement of the Company’s Consolidated Condensed Financial Statements as of and for the quarter ended March 31, 2006 as fully described in Note 2 to the Consolidated Condensed Financial Statements included in Item 1 of Part I of this Form 10-Q/A, the Company’s management determined that the material weakness described below existed as of March 31, 2006.

Material Weakness in Internal Control Over Financial Reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company’s management has concluded that as of March 31, 2006, the Company did not maintain effective controls with respect to the determination of certain revenues and in recording of certain payroll tax and other accrued liabilities, offset by a related reduction in corporate and other bonuses and commissions. Specifically, management determined that controls over the reconciliation of certain receivable and payroll withholding accounts in the Company’s Hudson North America business unit were not properly completed or reviewed. This control deficiency primarily arose due to a weakened reconciliation and review process related to staff turnover in the quarter ended March 31, 2006 and the period immediately following March 31, 2006. This control deficiency resulted in the restatement of the Company’s Consolidated Condensed Financial Statements for the quarter ended March 31, 2006. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

Remediation of Material Weakness. As noted above, management determined that there was a material weakness in the Company’s internal control over financial reporting that primarily arose due to a weakened reconciliation and review process related to staff turnover in the quarter ended March 31, 2006 and the period immediately following March 31, 2006. Starting in the second quarter of 2006, the Company has made enhancements to its internal control over financial reporting. The Company has taken the following steps to remediate the material weakness in the areas of the determination of certain revenue and in the recording of certain payroll tax and other accrued liabilities:

•	Management has re-prepared reconciliations for all of its balance sheet accounts as of May 31, 2006 using the resources from the corporate accounting group and other company business units, selected outside consultants, internal audit and Hudson Financial Services contractors, with an independent review of selected accounts.

•	Management is expanding the documentation of the processes by which it obtains data and prepares and documents its general ledger reconciliations for key areas including accounts receivable, payroll and other accrued liabilities.

•	The established review framework has been strengthened to include a review and sign-off of all significant reconciliations by the appropriate level of supervisory and management level personnel, including divisional officers.

These control procedures were utilized during the June 2006 closing process. The Company will complete its evaluation of the remediation procedures on or before filing its second quarter Form 10-Q.

While the Company’s management believes the Company has improved its internal control over financial reporting, not all of the new controls have operated for a sufficient period of time to demonstrate operating effectiveness for purposes of remediating the material weakness at March 31, 2006.

Over the next several months, the Company intends to implement supplemental automated controls in conjunction with its overall review of its PeopleSoft system. The Company’s management will also be reviewing its Sarbanes-Oxley Section 404 test procedures to ensure that they provide sufficient early warning signs of any deficiencies so those deficiencies can be remediated in a timely manner.

Based on the procedures the Company performed in connection with the preparation of this Form 10-Q/A, the Company’s management believes that the Consolidated Condensed Financial Statements for the quarter ended March 31, 2006 included in this Form 10-Q/A fairly present in all material respects the Company’s financial condition, results of operations and cash flows in accordance with generally accepted accounting principles for the periods presented.

Changes in internal control over financial reporting Other than the events giving rise to the material weakness in the Company’s internal control over financial reporting described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HUDSON HIGHLAND GROUP, INC. (Registrant)

By:	/s/ JON F. CHAIT
Jon F. Chait
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2006

By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	August 7, 2006

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.