Form 10-Q
period 2006-06-30
HUDSON HIGHLAND GROUP INC
filed 2006-08-09
CIK 1210708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding on July 31, 2006
Common Stock	24,679,973

HUDSON HIGHLAND GROUP, INC.

First Quarter 2006 Restatement

As described in the Quarterly Report on Form 10-Q/A of Hudson Highland Group, Inc. (the “Company”) for the three months ended March 31, 2006, the Company has restated its financial statements and other information for that three month period. Amounts included in this report as of and for the three months ended June 30, 2006 and as of and for the three and six months ended June 30, 2005 and as of December 31, 2005 were not affected by the restatement.

For further discussion of the effects of the restatement on the Company’s financial statements and other information for the three months ended March 31, 2006, see Part I, Item 1, Note 2 of Notes to Condensed Consolidated Financial Statements and Item 4. Controls and Procedures.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$365,478	$364,835	$708,536	$717,704
Direct costs (Note 5)	224,443	223,668	441,878	448,330

Gross margin	141,035	141,167	266,658	269,374

Selling, general and administrative expenses	131,697	131,759	259,647	257,672
Depreciation and amortization	4,341	4,626	8,849	9,483
Business reorganization expenses (recoveries)	592	(238)	595	291
Merger and integration expenses (recoveries)	279	8	279	(35)

Operating income (loss)	4,126	5,012	(2,712)	1,963

Other income (expense):
Other, net	(238)	271	539	(5)
Interest, net	(794)	(495)	(1,208)	(921)

Income (loss) before provision for income taxes	3,094	4,788	(3,381)	1,037
Provision for income taxes	2,494	1,766	4,099	3,166

Net income (loss)	$600	$3,022	$(7,480)	$(2,129)

Income (loss) per share:
Basic earnings (loss)	$.02	$.15	$(.31)	$(.10)
Diluted earnings (loss)	$.02	$.14	$(.31)	$(.10)

Weighted average shares outstanding:
Basic	24,414,000	20,642,000	24,318,000	20,574,000
Diluted	25,172,000	21,635,000	24,318,000	20,574,000

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$32,310	$34,108
Accounts receivable, net	241,125	232,081
Prepaid and other	11,104	14,330

Total current assets	284,539	280,519

Intangibles, net	37,208	31,100
Property and equipment, net	28,541	31,438
Other assets	4,767	5,359

Total assets	$355,055	$348,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,911	$24,718
Accrued expenses and other current liabilities	136,355	140,036
Short-term borrowings and current portion of long-term debt	36,575	32,544
Accrued business reorganization expenses	3,844	4,223
Accrued merger and integration expenses	930	1,239

Total current liabilities	208,615	202,760

Other non-current liabilities	5,999	5,948
Accrued business reorganization expenses, non-current	3,262	4,095
Accrued merger and integration expenses, non-current	1,663	2,038
Long-term debt, less current portion	351	478

Total liabilities	219,890	215,319

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 24,539,889 and 24,340,462 shares, respectively	24	24
Additional paid-in capital	423,851	416,448
Accumulated deficit	(325,436)	(317,956)
Accumulated other comprehensive income — translation adjustments	36,956	34,811
Treasury stock, 15,798 shares	(230)	(230)

Total stockholders’ equity	135,165	133,097

	$355,055	$348,416

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,480)	$(2,129)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,849	9,483
Stock-based compensation	3,442	2,765
Net gain on disposal of assets	—	(559)
Provision for doubtful accounts	1,939	1,045
Deferred income taxes	(887)	1,704
Changes in assets and liabilities:
Increase in accounts receivable	(6,847)	(33,894)
Decrease (increase) in other assets	3,330	(1,915)
Increase in accounts payable, accrued expenses and other liabilities	2,347	12,420
Decrease in accrued business reorganization expenses	(1,565)	(3,920)
Decrease in accrued merger and integration expenses	(772)	(1,013)

Total adjustments	9,836	(13,884)

Net cash provided by (used in) operating activities	2,356	(16,013)

Cash flows from investing activities:
Capital expenditures	(3,099)	(5,361)
Acquisition of business, net of cash acquired	(7,231)	—

Net cash used in investing activities	(10,330)	(5,361)

Cash flows from financing activities:
Borrowings under credit facility	279,373	105,151
Repayments under credit facility	(274,292)	(83,237)
Issuance of common stock – Employee Stock Purchase Plan	1,318	1,302
Issuance of common stock – Long Term Incentive Plan option exercises	570	674
Payments on short and long-term debt	(1,186)	(1,296)

Net cash provided by financing activities	5,783	22,594

Effect of exchange rate changes on cash and cash equivalents	393	(597)

Net (decrease) increase in cash and cash equivalents	(1,798)	623

Cash and cash equivalents, beginning of period	34,108	21,064

Cash and cash equivalents, end of period	$32,310	$21,687

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,756	$1,112
Taxes	$3,983	$2,093

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total
Balance January 1, 2006	$24	$416,448	$(317,956)	$34,811	$(230)	$133,097
Net loss	—	—	(7,480)	—	—	(7,480)
Other comprehensive income, translation adjustments	—	—	—	2,145	—	2,145
Issuance of shares for 401(k) plan	—	2,073	—	—	—	2,073
Issuance of shares from exercise of stock options	—	570	—	—	—	570
Issuance of shares from employee stock purchase plan	—	1,318	—	—	—	1,318
Stock-based compensation	—	3,442	—	—	—	3,442

Balance June 30, 2006	$24	$423,851	$(325,436)	$36,956	$(230)	$135,165

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

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

Hudson Highland Group, Inc. and its subsidiaries comprise the operations, assets and liabilities of the three Hudson regional businesses (“Hudson Regional Businesses” or “Hudson regions”) and Highland Partners (“Highland”). The Company was historically the combination of 67 acquisitions made between 1999 and 2002, which became the eResourcing and Executive Search divisions (“HH Group”) of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. Some of the Company’s constituent businesses have operated for more than 20 years. On March 31, 2003, Monster distributed all of the outstanding shares of the newly named HH Group to its stockholders of record on March 14, 2003 on the basis of one share of HH Group common stock for each thirteen and one-third shares of Monster common stock so held (the “Distribution”). Immediately prior to the Distribution, Monster transferred substantially all the assets and liabilities of its eResourcing and Executive Search business segments to HH Group. These assets and liabilities are reflected in HH Group’s financial statements at Monster’s historical cost. Since the Distribution, the Company has operated as an independent publicly held company, has completed several acquisitions, each with fair values in excess of $1,000, and reorganized a number of smaller business units after determining that those businesses were not viable profit centers.

First Quarter 2006 Restatement and Related Matters

As described in the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, the Company restated its financial statements and other information for that period to correct errors arising from the Company’s comprehensive second quarter review of the accounting processes supported by the new PeopleSoft accounting and management reporting system implemented last year in the Hudson North America business unit. This review revealed that during the closing process for the March 31, 2006 period, errors occurred in the determination of certain revenues, and in the recording of certain payroll tax and other accrued liabilities. Amounts included in this report as of and for the three and six months ended June 30, 2005 and as of December 31, 2005 were not affected by the restatement.

As a further result of its comprehensive review, the Company also determined to reflect in its results for the quarter ended June 30, 2006 adjustments producing a $1,566 decrease in income for the period in the Hudson North America business unit. Such adjustments include reductions to receivables and revenue of $923 for which the applicable prior period cannot practicably be determined and adjustments of $643 attributable to 2005 receivables and revenue that are considered immaterial to that year, the related 2005 quarterly periods and to the current year.

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing the Company’s earnings (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the six month periods ended June 30, 2006 and 2005, the effect of approximately 972,000 and 1,065,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

Description of Reporting Segments

The Company is one of the world’s largest specialized professional staffing, retained executive search and talent management firms. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as executive search and a range of human capital services to businesses operating in a wide variety of industries. The Company reassessed its reportable segments in the fourth quarter of 2005, and prior period results are presented in conformity with the year-end 2005 and the three and six months ended June 30, 2006 presentation. The Company is organized into four reportable segments, the three Hudson regional businesses of Hudson Americas, Hudson Europe, Hudson Asia Pacific, and Highland which constituted approximately 19%, 40%, 31% and 10% of the Company’s gross margin, respectively, for the six months ended June 30, 2006.

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

Hudson Americas operates from 48 offices in two countries, with 94% of its first six months of 2006 gross margin generated in the United States. Hudson Europe operates from 48 offices in 17 countries, with 54% of its first six months of 2006 gross margin coming from United Kingdom operations. Hudson Asia Pacific operates from 25 offices in 6 countries. For the six months ended June 30, 2006, approximately 66% of its gross margin was earned in Australia.

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

Highland operates in 14 practice offices in four countries. For the six months ended June 30, 2006, approximately 78% of gross margin in the Highland business was derived in North America.

Corporate expenses are reported separately from the four reportable segments and consist primarily of expenses for compensation, marketing programs, rent, and professional fees.

NOTE 3 – STOCK BASED COMPENSATION

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. The Company had adopted the disclosure only provisions of SFAS 123 and SFAS 148 Accounting for Stock-Based Compensation - Transition and Disclosure, which required certain financial statement disclosures, including pro forma operating results, as if the Company had prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation. In adopting SFAS 123R, the Company chose to apply the “modified retrospective method,” requiring the Company to recognize stock compensation expense for stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. Prior period results have been adjusted for the application of the modified retrospective method. All employee stock option grants made since the beginning of 2003 have been reflected as an expense in prior years or will be expensed over the related remaining stock option vesting period based on the estimated fair value at the date the options are granted. As a result of the adoption of SFAS 123R using the modified retrospective method, the Company recognized expenses for the three months ended June 30, 2006 and 2005 of $1,434 and $1,343, respectively, and for the six months ended June 30, 2006 and 2005 of $2,854 and $2,357, respectively. for the stock option and employee stock purchase plans. These expenses are included in selling, general and administrative expenses. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods. As a result of the Company’s inability to recognize current tax benefits on reported net losses, total stock-based compensation expense is recorded without tax benefits for all periods presented. As of June 30, 2006, there was approximately $7,700 of compensation expense that has yet to be recognized related to non-vested stock based awards. This expense is expected to be recognized over a weighted-average period of 46 months. All share issuances related to stock compensation plans are issued from unissued shares of stockholder approved compensation plans.

The following details the modified retrospective application impact of SFAS 123R on previously reported results:

	Post adoption	As previously reported
For the three months ended June 30, 2005
Selling, general and administrative expenses	$131,759	$130,416
Operating income	$5,012	$6,355
Net income	$3,022	$4,365
Basic earnings per share	$0.15	$0.21
Diluted earnings per share	$0.14	$0.20
For the six months ended June 30, 2005
Selling, general and administrative expenses	$257,672	$255,315
Operating income	$1,963	$4,320
Net (loss) income	$(2,129)	$228
Basic and diluted (loss) earnings per share	$(0.10)	$0.01
As of December 31, 2005
Additional paid-in capital	$416,448	$404,755
Accumulated deficit	$(317,956)	$(306,263)

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

NOTE 3 – STOCK BASED COMPENSATION (continued)

The following were the assumptions used to determine the fair value of options granted and the details of option activity as of and for the respective periods:

	Three and Six Months Ended June 30,
	2006	2005
Risk free interest rate	4.4%	4.0%
Volatility	55.0%	55.0%
Expected life (years)	5.0	5.0
Dividends	0.0%	0.0%
Intrinsic value of vested stock options	$3,354	$6,421

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average fair value of options granted during the period	$8.33	$7.56	$8.33	$6.87
Options granted in the period	112,500	424,200	362,500	1,249,000
Intrinsic value of options exercised in the period	$144	$453	$700	$687
Options exercised in the period	21,000	62,113	78,125	87,113

The Company also expensed $588 and $408 in the first six months of 2006 and 2005, respectively, related to restricted stock issuances.

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to evaluate the effects of the interpretation but does not expect it to have a material effect on its consolidated financial statements.

NOTE 5 - REVENUES, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	Quarter Ended June 30, 2006			Quarter Ended June 30, 2005
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$260,390	$105,088	$365,478	$257,605	$107,230	$364,835
Direct costs (1)	215,024	9,419	224,443	211,656	12,012	223,668

Gross margin	$45,366	$95,669	$141,035	$45,949	$95,218	$141,167

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$510,337	$198,199	$708,536	$514,305	$203,399	$717,704
Direct costs (1)	422,196	19,682	441,878	423,791	24,539	448,330

Gross margin	$88,141	$178,517	$266,658	$90,514	$178,860	$269,374

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent placement and other talent management solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of temporary and permanent placements, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 6 - BUSINESS COMBINATIONS

Acquisitions

In January 2006, Hudson Americas, through its Talent Management Solutions business, purchased one business for a total cash consideration of $1,315, including expenses. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($25 in assets, $85 in liabilities) with the excess of $1,375 allocated to goodwill. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds of up to a maximum of $16,550. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. The results of the acquired business have been included in the Hudson Americas segment of the condensed consolidated financial statements since the acquisition date. Pro forma information for this acquisition is not included as it would not have a material impact on the consolidated financial position or results of operations.

In April 2006, Hudson Americas purchased one business for a total cash consideration of $4,666, including expenses. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($604 in assets, $371 in liabilities) with the excess of $4,267 allocated to goodwill. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds of up to a maximum of $13,500. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. The results of the acquired business have been included in the Hudson Americas segment of the condensed consolidated financial statements since the acquisition date. Pro forma information for this acquisition is not included as it would not have a material impact on the consolidated financial position or results of operations. There were no acquisitions during the first six months of 2005.

In April 2006, in connection with the previous acquisition of Balance Ervaring op Projectbasis B.V., the Company made a payment of purchase price of $1,250 pursuant to the earn-out provision of such acquisition. This amount was added to goodwill.

Accrued Merger and Integration Expenses

In connection with plans relating to pooled entities, the Company expensed $279 in the first six months of 2006 relating to integration activities for leased properties included as a component of merger and integration expenses, in the Highland and Hudson Americas businesses. All merger and integration accruals, expenses and recoveries consist of obligations from assumed leases on closed facilities.

The following table presents a summary of activity relating to the Company’s integration and restructuring plans for acquisitions made in prior years. Amounts under the “Expense” column represented modifications to plans, subsequent to finalization and have been expensed or (recovered) in the current period. Amounts under the “Utilization” caption of the following tables were primarily the cash payments associated with the plans.

Details of merger and integration activity by plan for the six months ended June 30, 2006 follow:

	December 31, 2005	Expense	Utilization	June 30, 2006
2000 Plans	$1,671	$207	$(658)	$1,220
2001 Plans	456	—	(140)	316
2002 Plans	1,150	72	(165)	1,057

Total	$3,277	$279	$(963)	$2,593

NOTE 7 - BUSINESS REORGANIZATION EXPENSES

In 2002, the Company, as part of Monster, announced two reorganization initiatives; the Second Quarter 2002 Plan for the streamlining of operations, lowering its cost structure, integrating businesses previously acquired and improving return on capital and the Fourth Quarter 2002 Plan to separate from Monster. These reorganization programs included workforce reductions, consolidation of excess facilities and offices and related write-offs, restructuring of certain business functions and other special charges, primarily for exiting activities that were no longer part of the Company’s strategic plan. In 2003, the Company recorded additional charges and credits as a result of changes in estimates related to the prior actions, and as a result of further actions in 2003 to close offices and business units that did not have the size or market capacity to provide future income growth. In the third quarter of 2006, the Company’s Board of Directors approved a reorganization expense program with costs for these actions in the following categories: consolidation of support functions, particularly between the Hudson North America business unit and corporate; closing or reducing redundant sales functions and unprofitable offices; and moves to more economical properties. The Company incurred initial expenses for the program in the second quarter of 2006 of $714 related to workforce reductions of approximately 15 people. The Company expects to have ongoing expenses for the program in the third and fourth quarters of 2006 totaling an additional $3,300 to $6,300.

In the following tables, amounts under the “Utilization” caption are primarily the cash payments associated with the plans, and amounts in the “Changes in estimate” column represent amounts charged to business reorganization expenses (recoveries) in the Company’s statement of operations. Details of business reorganization by activity for the six months ended June 30, 2006 follow:

	December 31, 2005	Changes in estimate	Utilization	June 30, 2006
Consolidation of excess facilities	$7,287	$110	$(1,389)	$6,008
Workforce reduction	362	434	(198)	598
Professional fees and other	669	51	(220)	500

Total	$8,318	$595	$(1,807)	$7,106

Details of business reorganization by plan for the six months ended June 30, 2006 follow:

	December 31, 2005	Changes in estimate	Utilization	June 30, 2006
Second Quarter 2002 Plan	$1,409	$(433)	$(571)	$405
Fourth Quarter 2002 Plan	4,996	152	(770)	4,378
Fourth Quarter 2003 Plan	1,913	162	(320)	1,755
2006 Plan	—	714	(146)	568

Total	$8,318	$595	$(1,807)	$7,106

NOTE 8 - TAXES

The provision for income taxes for the six months ended June 30, 2006 was $4,099 on a pretax loss of $3,381, compared with a provision of $3,166 on pretax income of $1,037 for the same period of 2005. The higher tax provision in the first six months of 2006 related primarily to an increase in current foreign tax provisions in locations where there were no tax-loss carry-forwards available to offset taxable income, partially offset by lower deferred tax provision related to amortization of acquired intangible assets. In the current period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses, primarily corporate expenses. This is offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2006, the Company issued 126,950 shares of its common stock to satisfy its 2005 contribution liability to the 401(k) Savings Plan. The value of these shares at issuance was $2,073.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – FINANCIAL INSTRUMENTS

Credit Facility

The Company has a senior secured credit facility for $75,000 (the “Credit Facility”). The maturity date of the Credit Facility is March 31, 2009. Outstanding loans bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option, and had a weighted average interest rate of 7.52% as of June 30, 2006. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of June 30, 2006, the Company had outstanding borrowings of $35,154, and letters of credit issued and outstanding of approximately $11,278 under the Credit Facility. Available credit for use under the Credit Facility as of June 30, 2006 was $26,679.

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

Derivatives Held for Purposes Other Than Trading

The Company periodically enters into forward contracts to reduce exposure to exchange rate risk related to short-term inter-company loans denominated in currencies other than the functional currency. The fair values for all derivatives are recorded in other assets or other liabilities in the consolidated condensed balance sheets. As of June 30, 2006, the Company did not enter into forward contracts and there were no derivatives outstanding.

NOTE 12 – COMPREHENSIVE INCOME

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$600	$3,022	$(7,480)	$(2,129)
Other comprehensive income (loss) - translation adjustments	3,661	(1,386)	2,145	1,285

Total comprehensive income (loss)	$4,261	$1,636	$(5,335)	$(844)

NOTE 13 - SEGMENT AND GEOGRAPHIC DATA

The Company operates in four reportable business segments: the three Hudson regional businesses of Hudson Americas, Hudson Europe, Hudson Asia Pacific, and Highland. The Company reassessed its reportable segments in the fourth quarter of 2005 and all results are presented in conformity with the resulting modified presentation.

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

For the Quarter Ended June 30, 2006	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Highland	Corporate	Total
Revenue	$117,579	$122,062	$110,877	$14,960	$—	$365,478

Gross margin	$27,405	$56,225	$43,430	$13,975	$—	$141,035

Business reorganization expenses (recoveries)	$249	$(57)	$152	$(65)	$313	$592

EBITDA (loss)(a)	$(3,304)	$8,029	$9,389	$1,511	$(7,158)	$8,467
Depreciation and amortization	1,313	1,776	771	313	168	4,341

Operating income (loss)	(4,617)	6,253	8,618	1,198	(7,326)	4,126
Interest and other income (expense), net	708	807	(2,301)	(400)	154	(1,032)

Income (loss) before income taxes	$(3,909)	$7,060	$6,317	$798	$(7,172)	$3,094

As of June 30, 2006
Accounts receivable, net	$80,565	$99,768	$52,569	$8,223	$—	$241,125
Long-lived assets, net of accumulated depreciation and amortization (b)	$21,072	$32,629	$5,631	$961	$5,456	$65,749

For the Quarter Ended June 30, 2005	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Highland	Corporate	Total
Revenue	$107,813	$124,657	$116,325	$16,040	$—	$364,835

Gross margin	$27,575	$54,510	$43,848	$15,234	$—	$141,167

Business reorganization (recoveries)	$(99)	$—	$—	$(139)	$—	$(238)

EBITDA (loss)(a)	$2,876	$5,615	$9,871	$633	$(9,357)	$9,638
Depreciation and amortization	1,072	920	2,156	342	136	4,626

Operating income (loss)	1,804	4,695	7,715	291	(9,493)	5,012
Interest and other income (expense), net	(151)	(178)	(1,220)	1,796	(471)	(224)

Income (loss) before income taxes	$1,653	$4,517	$6,495	$2,087	$(9,964)	$4,788

As of June 30, 2005
Accounts receivable, net	$68,318	$94,755	$52,306	$7,309	$—	$222,688
Long-lived assets, net of accumulated depreciation and amortization (b)	$18,094	$7,380	$7,405	$1,810	$6,146	$40,835

NOTE 13 - SEGMENT AND GEOGRAPHIC DATA (continued)

For the Six Months Ended June 30, 2006	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Highland	Corporate	Total
Revenue	$228,184	$238,203	$211,415	$30,734	$—	$708,536

Gross margin	$50,260	$107,190	$80,291	$28,917	$—	$266,658

Business reorganization expenses (recoveries)	$249	$(57)	$152	$(62)	$313	$595

EBITDA (loss)(a)	$(9,279)	$13,579	$14,121	$2,796	$(15,080)	$6,137
Depreciation and amortization	2,819	3,515	1,546	636	333	8,849

Operating income (loss)	(12,098)	10,064	12,575	2,160	(15,413)	(2,712)
Interest and other income (expense), net	707	1,343	(3,474)	(576)	1,331	(669)

Income (loss) before income taxes	$(11,391)	$11,407	$9,101	$1,584	$(14,082)	$(3,381)

For the Six Months Ended June 30, 2005	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Highland	Corporate	Total
Revenue	$219,918	$247,056	$219,826	$30,904	$—	$717,704

Gross margin	$55,149	$104,961	$79,964	$29,300	$—	$269,374

Business reorganization expenses (recoveries)	$510	$(79)	$—	$(140)	$—	$291

EBITDA (loss)(a)	$4,582	$8,795	$16,567	$1,009	$(19,507)	$11,446
Depreciation and amortization	2,048	1,898	4,573	696	268	9,483

Operating income (loss)	2,534	6,897	11,994	313	(19,775)	1,963
Interest and other income (expense), net	(178)	(270)	(1,121)	1,777	(1,134)	(926)

Income (loss) before income taxes	$2,356	$6,627	$10,873	$2,090	$(20,909)	$1,037

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
Quarter Ended June 30, 2006
Revenue	$127,062	$85,512	$86,890	$36,928	$26,615	$2,471	$365,478
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$26,868	$4,320	$4,312	$28,617	$1,429	$203	$65,749
Quarter Ended June 30, 2005
Revenue	$118,113	$87,451	$99,442	$28,449	$29,778	$1,602	$364,835
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$25,178	$6,587	$5,162	$2,827	$819	$262	$40,835
Six Months Ended June 30, 2006
Revenue	$247,640	$163,782	$171,653	$70,828	$49,830	$4,803	$708,536
Six Months Ended June 30, 2005
Revenue	$240,368	$169,001	$195,428	$56,783	$52,887	$3,237	$717,704

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the company’s operations on a basis consistent with the measures which the company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Comprised of property and equipment and intangibles.
(c)	Corporate assets are included in the United States.

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. as of June 30, 2006, the related consolidated condensed statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, the related consolidated condensed statements of cash flows for the six-month periods ended June 30, 2006 and 2005 and the consolidated condensed statement of changes in stockholders’ equity for the six-month period ended June 30, 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

BDO Seidman, LLP

New York, New York

August 7, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated condensed financial statements and the notes thereto, included in Item 1 of this Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations also uses the non-GAAP measure EBITDA. See Note 13 to the Consolidated Condensed Financial Statements for EBITDA segment reconciliation information.

We have operated as an independent publicly traded company since April 1, 2003 (the “Distribution Date”), when we were spun-off from Monster Worldwide, Inc. (“Monster”). At the Distribution Date, we were the combination of 67 acquisitions (the “Constituent Companies”) made between 1999 and 2002, which became the eResourcing and Executive Search divisions (“HH Group”) of Monster. Our businesses are specialized professional staffing, retained executive search and talent management solutions services, which operate in over 20 countries around the world, with our largest operations being in the U.S., the U.K. and Australia. We are organized into four reportable segments, the three Hudson regional businesses of Hudson Americas, Hudson Europe, Hudson Asia Pacific, and Highland which constituted approximately 19%, 40%, 31% and 10% of the Company’s gross margin, respectively, for the six months ended June 30, 2006. Note all financial statements are reported with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), under the modified retrospective method.

Strategic Goals and Actions

With the focus of our management being to continue the Company’s recent profitability, we are continuing with several initiatives in 2006 to meet our long-term strategic goals.

•	Continue to focus on high-margin, high-growth service lines in professional service practices and sectors, and exit low margin operations. In January 2006, the Company acquired Alder Nova, LLC, an organizational performance and talent management consulting firm with locations in the eastern United States and Canada.

•	Increase the portion of our revenues attributable to temporary contracting in higher margin specializations to offset the volatility inherent in permanent recruitment. In April 2006, we completed the acquisition of Professional Solutions LLC, a Cleveland, Ohio-based professional services firm, for the Hudson Americas segment.

•	Grow our revenue in the North American market.

•	Realign our expense structure and infrastructure costs in various markets including office relocations and closures, and management staff reductions, to better match our business mix and improve the potential profitability of those operations.

•	Continue to reposition our Highland business as a global boutique. The strategic direction that we are following with our Highland businesses is to become an executive search boutique with global capabilities, operating at the highest end of the executive search market with a limited number of highly experienced partners.

•	In the third quarter of 2006, the Company’s Board of Directors approved a restructuring program designed to reduce costs and increase the long term profitability of the Company with actions in the following categories: consolidation of support functions, particularly between the Hudson North America business unit and corporate; closing or reducing redundant sales functions and unprofitable offices; and moves to more economical properties. The Company expects to have ongoing expenses for the program in the third and fourth quarters of 2006 for a total of between $3.3 million to $6.3 million.

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

Hudson Americas operates from 48 offices in two countries, with 94% of its first six months of 2006 gross margin generated in the United States. Hudson Europe operates from 48 offices in 17 countries, with 54% of its first six months of 2006 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 25 offices in 6 countries, with 66% of its first six months of 2006 gross margin earned in Australia.

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

Highland operates in 14 practice offices in four countries. For the six months ended June 30, 2006, approximately 78% of gross margin in the Highland business was derived in North America.

Corporate expenses are reported separately from the four reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional fees.

Results of Operations

The following table sets forth selected financial results for the Company (dollars in thousands).

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Hudson Americas	$117,579	$107,813	$228,184	$219,918
Hudson Europe	122,062	124,657	238,203	247,056
Hudson Asia Pacific	110,877	116,325	211,415	219,826
Highland	14,960	16,040	30,734	30,904

Total	$365,478	$364,835	$708,536	$717,704

Gross margin:
Hudson Americas	$27,405	$27,575	$50,260	$55,149
Hudson Europe	56,225	54,510	107,190	104,961
Hudson Asia Pacific	43,430	43,848	80,291	79,964
Highland	13,975	15,234	28,917	29,300

Total	$141,035	$141,167	$266,658	$269,374

Operating income (loss):
Hudson Americas	$(4,617)	$1,804	$(12,098)	$2,534
Hudson Europe	6,253	4,695	10,064	6,897
Hudson Asia Pacific	8,618	7,715	12,575	11,994
Highland	1,198	291	2,160	313
Corporate expenses	(7,326)	(9,493)	(15,413)	(19,775)

Total	$4,126	$5,012	$(2,712)	$1,963

Net income (loss)	$600	$3,022	$(7,480)	$(2,129)

Temporary Contracting Data (a):
Temporary contracting revenue:
Hudson Americas	$108,732	$101,910	$213,510	$208,329
Hudson Europe	74,404	72,960	146,655	146,363
Hudson Asia Pacific	77,254	82,735	150,172	159,613

Total	$260,390	$257,605	$510,337	$514,305

Direct costs of temporary contracting:
Hudson Americas	$90,035	$80,101	$177,472	$164,415
Hudson Europe	60,118	62,264	118,938	125,368
Hudson Asia Pacific	64,871	69,291	125,786	134,008

Total	$215,024	$211,656	$422,196	$423,791

Temporary contracting gross margin:
Hudson Americas	$18,697	$21,809	$36,038	$43,914
Hudson Europe	14,286	10,696	27,717	20,995
Hudson Asia Pacific	12,383	13,444	24,386	25,605

Total	$45,366	$45,949	$88,141	$90,514

Gross margin as a percent of revenue:
Hudson Americas	17.2%	21.3%	16.9%	21.1%
Hudson Europe	19.2%	14.7%	18.9%	14.3%
Hudson Asia Pacific	16.0%	16.3%	16.2%	16.0%

(a)	Temporary contracting revenues are a component of Hudson revenue. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

	Quarter Ended June 30,
	2006			2005
	As Reported	Currency Translation	Constant Currency	As Reported
Revenue:
Hudson Americas	$117,579	$(114)	$117,465	$107,813
Hudson Europe	122,062	1,361	123,423	124,657
Hudson Asia Pacific	110,877	4,946	115,823	116,325
Highland	14,960	(35)	14,925	16,040

Total	365,478	6,158	371,636	364,835

Direct costs:
Hudson Americas	90,174	190	90,364	80,238
Hudson Europe	65,837	830	66,667	70,147
Hudson Asia Pacific	67,447	3,294	70,741	72,477
Highland	985	(5)	980	806

Total	224,443	4,309	228,752	223,668

Gross margin:
Hudson Americas	27,405	(304)	27,101	27,575
Hudson Europe	56,225	531	56,756	54,510
Hudson Asia Pacific	43,430	1,652	45,082	43,848
Highland	13,975	(30)	13,945	15,234

Total	$141,035	$1,849	$142,884	$141,167

Selling, general and administrative (a):
Hudson Americas	$31,687	$(251)	$31,436	$25,694
Hudson Europe	50,030	617	50,647	49,839
Hudson Asia Pacific	34,660	1,408	36,068	36,182
Highland	12,648	105	12,753	15,177
Corporate	7,013	—	7,013	9,493

Total	$136,038	$1,879	$137,917	$136,385

(a)	Selling, general and administrative expenses include depreciation and amortization.

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Hudson Americas

Hudson Americas’ revenue was $117.6 million for the quarter ended June 30, 2006, higher by $9.8 million or 9.1% from $107.8 million for the same period of 2005. Revenues increased on strong demand for permanent placement services (+62%) and growth from temporary contracting services (+7%). Hudson America’s revenue was higher in 2006 as a result of increases in the Legal (+38%), Management Search (+80%), Energy (+8%), and Financial Solutions (+6%) practice groups, partially offset by a decrease in the Information Technology (“IT”) practice group (-15%) resulting from a decline in contractors on billing.

Hudson Americas’ direct costs for the quarter ended June 30, 2006 were $90.2 million compared to $80.2 million for 2005, an increase of 12.4%. The increase in the direct costs relates to the increase in Hudson Americas’ temporary contracting costs (+12.2%) compared to 2005. On a constant currency basis, direct costs increased 12.6% for the second quarter of 2006 in comparison to 2005.

Hudson Americas’ gross margin for the quarter ended June 30, 2006 was $27.4 million, lower by $0.2 million, or 0.6%, from $27.6 million reported for the same period of 2005. On a constant currency basis, gross margin decreased by 1.7% for the quarter ended June 30, 2006 compared to the same period of 2005. Hudson Americas reported a decrease in gross margin from the IT (-25%) and Energy (-13%) practice groups. These decreases were partially offset by increases in the Legal (+26%) and Management Search (+73%) practice groups. Gross margin as a percentage of revenue was 23.3% for the second quarter of 2006, a decrease from 25.6% for the same period in 2005, primarily as a result of a decrease in the temporary contracting gross margin as a percent of temporary contracting revenue by 4.1 percentage points. Permanent placement gross margin as a percentage of total gross margin increased to approximately 30.3% in 2006 compared to 20.6% in the same period of 2005, reflecting the growth in Management Search.

Hudson Americas’ selling, general and administrative costs were $31.7 million for the quarter ended June 30, 2006, higher by 23.3% from $25.7 million for the same period in 2005. Selling, general and administrative expenses were 26.9% and 23.8% as a percentage of revenue for the second quarter of 2006 and 2005, respectively. The principal factors for the increase in the selling, general and administrative costs were increases for compensation and market-related costs for higher revenue ($2.5 million), costs associated with the PeopleSoft stabilization ($1.7 million), and expenses for client and product development in the Financial Solutions practice ($1.0 million).

Hudson Americas’ EBITDA loss was $3.3 million for the quarter ended June 30, 2006, a decrease of $6.2 million compared to EBITDA income of $2.9 million for the comparable period of 2005. The primary reason for the second quarter 2006 EBITDA loss was the increase in the selling, general and administrative costs ($5.7 million), excluding depreciation and amortization. The Company undertook a comprehensive second quarter review of the accounting processes supported by the new PeopleSoft accounting and management reporting system the Company implemented last year in its Hudson North America business. As a result of its review, the Company reflected in its results for the quarter ended June 30, 2006 net charges of $1.6 million, consisting of adjustments to receivables for which the applicable prior period cannot practicably be determined ($0.9 million) and adjustments to 2005 revenue that are considered immaterial to that year or to any of the 2005 quarterly periods ($0.7 million).

Hudson Americas’ operating loss was $4.6 million for the quarter ended June 30, 2006, compared to operating income of $1.8 million for the same period of 2005. Hudson Americas’ loss in the second quarter of 2006 compared to the second quarter of 2005 was due to the same factors as discussed with respect to EBITDA loss as well as increased amortization expenses related primarily to the amortization of PeopleSoft ($0.2 million)

Hudson Europe

Hudson Europe’s revenue was $122.1 million for the quarter ended June 30, 2006, down 2.1% from $124.7 million for the same period of 2005. On a constant currency basis, Hudson Europe’s revenue decreased approximately 1.0% comparing the second quarter of 2006 to the second quarter of 2005. The decrease was the result of the strategic action in the UK to exit lower margin temporary contracting business lines (-11%) and the change in the relevant law governing how the Dutch reintegration businesses are funded

(-55%). Revenue increases from the inclusion of the results of the Balance Ervaring op Projectbasis B.V. (“Balance”) acquisition (acquired August 2005) and increases in Belgium (+16%) and France (+18%) partially offset the revenue decreases.

Hudson Europe’s direct costs for the quarter ended June 30, 2006 were $65.8 million, a decrease of $4.3 million or 6.1% compared to $70.1 million for the same period of 2005. On a constant currency basis, direct costs decreased 5.0% for the second quarter of 2006 in comparison to the same period of 2005. The decrease was the result of the strategic action in the UK to exit lower margin temporary contracting business lines (-13%) and the change in the relevant law governing the Dutch reintegration businesses (-47%). The decreases were partially offset by the inclusion of the results for the Balance acquisition.

Hudson Europe’s gross margin for the quarter ended June 30, 2006 was $56.2 million, an increase of 3.1% from the comparable period in 2005. Gross margin as a percentage of revenue was 46.1% for the second quarter of 2006, an increase from 43.7% for the same period in 2005, primarily due to the inclusion of the higher margin Balance business in 2006 and a reduction in lower margin temporary contracting business lines in the UK. On a constant currency basis, gross margin increased by 4.1% for the quarter ended June 30, 2006 when compared to the same period in 2005. Hudson Europe’s largest constant currency increases were the inclusion of Balance in the 2006 results, higher gross margin growth in temporary contracting services in the UK (+3%), and improved trends in France (+19%) and Belgium (+12%). This was partially offset by a decrease in the Dutch reintegration business (-63%).

Hudson Europe’s selling, general and administrative costs were $50.0 million for the quarter ended June 30, 2006, essentially unchanged from $49.8 million for the same period in 2005. Selling, general and administrative expenses were 41.0% and 40.0% as a percentage of revenue for the second quarter of 2006 and 2005, respectively. On a constant currency basis, the second quarter 2006 selling, general and administrative expenses increased by 1.6% compared to the same period of 2005. The increase resulted from the inclusion of Balance in the results, partially offset by expense savings in the U.K. and the Dutch reintegration business.

Hudson Europe’s EBITDA was $8.0 million for the quarter ended June 30, 2006, an increase of $2.4 million compared to $5.6 million for the same period in 2005. The group achieved an EBITDA as a percentage of revenue of 6.6% compared to 4.5% in the second quarter of 2005. Increased EBITDA contributors included the UK, Balance, Belgium and France, partially offset by a decline in the Dutch reintegration business.

Hudson Europe’s operating income was $6.3 million for the quarter ended June 30, 2006, compared to $4.7 million for the same period of 2005. Hudson Europe’s 2006 improvement in operating results was due to the same factors as discussed with respect to EBITDA, partially offset by the amortization of intangibles related to the Balance acquisition.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $110.9 million for the quarter ended June 30, 2006, a decrease of 4.7% from $116.3 million for the same period of 2005. On a constant currency basis, Hudson Asia Pacific’s revenue remained essentially unchanged from the second quarter of 2005. Revenue on a constant currency basis was essentially flat, reflecting minimal growth in Australia with an increase in permanent placement revenue (+18%) offset by a decrease in temporary contracting and other revenue (-2%), a decline in New Zealand (-6%) as economic conditions softened, and increases in Asia (+5%), primarily in China (+58%).

Hudson Asia Pacific’s direct costs for the quarter ended June 30, 2006 were $67.4 million, a decrease of $5.0 million or 6.9% compared to $72.5 million for the same period of 2005. On a constant currency basis, direct costs decreased by 2.4% in comparison to the same period of 2005, primarily as a result of a decrease in Australia (-3%) for temporary contractors.

Hudson Asia Pacific’s gross margin for the quarter ended June 30, 2006 was $43.4 million, a decrease of $0.4 million, or 1.0%, from $43.8 million reported for the quarter ended June 30, 2005. Gross margin, as a percentage of revenue, was 39.2% for the second quarter of 2006, an increase from 37.7% for the same period of 2005. On a constant currency basis, gross margin increased by 2.8% for the quarter ended June 30, 2006 when compared to the quarter ended June 30, 2005. Constant currency gross margin growth in the quarter was a result of increases in Australia (+7%), primarily from permanent placement (+19%), and China (+65%).

Hudson Asia Pacific’s selling, general and administrative costs were $34.7 million for the quarter ended June 30, 2006, a decrease of 4.2% from $36.2 million for the same period in 2005. Selling, general and administrative expenses were 31.3% and 31.1% as a percentage of revenue for the second quarters of 2006 and 2005, respectively. On a constant currency basis, the second quarter 2006 selling, general and administrative expenses decreased by 0.3% from the same period in 2005.

Hudson Asia Pacific’s EBITDA was $9.4 million for the quarter ended June 30, 2006, a decrease of 4.9% or $0.5 million, from $9.9 million for the same period of 2005. EBITDA decreased as a result of lower gross margin. EBITDA as a percentage of revenue remained essentially unchanged at 8.5% in the second quarter of 2006 from the same period of 2005.

Hudson Asia Pacific’s operating income was $8.6 million for the quarter ended June 30, 2006, an increase of 11.7% from $7.7 million for the same period of 2005. Hudson Asia Pacific’s increase in operating results for the second quarter of 2006 was primarily due to the decrease in depreciation ($1.4 million) as a result of the absence of certain capital lease assets due to vacating a long-term office lease in Australia in connection with moving to a more economical property.

Highland

Highland’s revenue was $15.0 million for the quarter ended June 30, 2006, a decrease of 6.7% from $16.0 million for the same period of 2005. On a constant currency basis, Highland’s revenue decreased approximately 7.0% comparing the second quarter of 2006 to the second quarter of 2005. The decrease in revenue on a constant currency basis was predominantly due to a decrease in the UK (-44%), partially offset by increases in Australia (+42%) and Canada (+22%). Revenue in the U.S. decreased by 3%.

Highland’s direct costs for the quarter ended June 30, 2006 were $1.0 million, an increase of $0.2 million or 22.2% compared to $0.8 million for the same period of 2005. On a constant currency basis, direct costs increased by 21.6% for the second quarter of 2006 in comparison to the same period of 2005, as a result of increases in the U.S. (+18%) and the UK (+79%).

Highland’s gross margin for the quarter ended June 30, 2006 was $14.0 million, lower by $1.2 million or 8.3% from $15.2 million reported for the quarter ended June 30, 2005. Gross margin, as a percentage of revenue, was 93.4% for the second quarter of 2006, a decrease from 95.0% for the same period of 2005. On a constant currency basis, gross margin decreased by 8.5% for the quarter ended June 30, 2006 when compared to the quarter ended June 30, 2005. Gross margin decline in the quarter was a result of decreases in the UK (-47%) and the U.S. (-4%). Australia’s gross margin increased (+50%) as did Canada’s (+27%).

Highland’s selling, general and administrative expenses for the quarter ended June 30, 2006 were $12.6 million, lower by 16.7% from $15.2 million for the same period in 2005. Selling, general and administrative expenses were 84.6% and 94.6% as a percentage of revenue for the second quarters of 2006 and 2005, respectively. On a constant currency basis, the second quarter 2006 selling, general and administrative expenses decreased by 16.0%, compared to the same period of 2005. The largest decrease in costs were for sales compensation (-15%), primarily related to the lower gross margin.

Highland’s EBITDA was $1.5 million for the quarter ended June 30, 2006, an increase of $0.9 million from $0.6 million for the same period of 2005. The increase was due to lower selling general and administrative expenses, partially offset by lower gross margin. Highland Partners achieved EBITDA equal to 10.1% of revenue in the second quarter of 2006, an increase from 3.9% for the same period of 2005.

Highland’s operating income was $1.2 million for the quarter ended June 30, 2006, an increase from $0.3 million for the same period of 2005. Highland’s improvement in operating results in the second quarter of 2006 was primarily due to the same factors as discussed in EBITDA.

Corporate and Other

Corporate expenses for the quarter ended June 30, 2006 were $7.3 million compared to $9.5 million for the same period of 2005. The decrease in corporate expenses was primarily the result of cost control measures and a decrease in certain corporate wide projects.

Other non-operating expenses, including net interest expense, were $1.0 million for the quarter ended June 30, 2006, an increase of $0.8 million when compared to the same period of 2005.

The provision for income taxes for the quarter ended June 30, 2006 was $2.5 million on a pretax income of $3.1 million, compared with a provision of $1.8 million on a pretax income of $4.8 million for the same period of 2005. The higher tax provision in the second quarter of 2006 related primarily to an increase in current foreign tax provisions in locations where there were no tax-loss carry-forwards available to offset taxable income, partially offset by lower deferred tax provision related to amortization of acquired intangible assets. In the current period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses, including corporate expenses. This is offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions.

Net income was $0.6 million for the quarter ended June 30, 2006, compared to net income of $3.0 million for the same period in 2005. Basic and diluted earnings per share were $0.02 for the quarter ended June 30, 2006, compared to basic earnings of $0.15 per share and diluted earnings of $0.14 per share in the quarter ended June 30, 2005.

	Six Months Ended June 30,
	2006			2005
	As Reported	Currency Translation	Constant Currency	As Reported
Revenue:
Hudson Americas	$228,184	$(168)	$228,016	$219,918
Hudson Europe	238,203	11,060	249,263	247,056
Hudson Asia Pacific	211,415	10,683	222,098	219,826
Highland	30,734	130	30,864	30,904

Total	708,536	21,705	730,241	717,704

Direct costs:
Hudson Americas	177,924	185	178,109	164,769
Hudson Europe	131,013	6,177	137,190	142,095
Hudson Asia Pacific	131,124	6,972	138,096	139,862
Highland	1,817	(3)	1,814	1,604

Total	441,878	13,331	455,209	448,330

Gross margin:
Hudson Americas	50,260	(353)	49,907	55,149
Hudson Europe	107,190	4,883	112,073	104,961
Hudson Asia Pacific	80,291	3,711	84,002	79,964
Highland	28,917	133	29,050	29,300

Total	$266,658	$8,374	$275,032	$269,374

Selling, general and administrative (a):
Hudson Americas	$62,023	$(408)	$61,615	$51,973
Hudson Europe	97,184	4,599	101,783	98,167
Hudson Asia Pacific	67,564	3,080	70,644	68,019
Highland	26,625	369	26,994	29,221
Corporate	15,100	—	15,100	19,775

Total	$268,496	$7,640	$276,136	$267,155

(a)	Selling, general and administrative expenses include depreciation and amortization.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Hudson Americas

Hudson Americas’ revenue was $228.2 million for the six months ended June 30, 2006, an increase of $8.3 million, or 3.8% compared to $219.9 million for the same period of 2005. Revenues increased in permanent placement services (+41.9%) and temporary contracting services (+2.5%). Hudson Americas’ revenue was higher in 2006 as a result of increases in the Legal (+32%), Management Search (+70%) and Energy (+4%) practice groups, partially offset by a decrease in the IT practice group (-20%) resulting from a decline in contractors on billing.

Hudson Americas’ direct costs for the six months ended June 30, 2006 were $177.9 million compared to $164.8 million for 2005, an increase of 8.0%. The increase in the direct costs relates to the increase in Hudson Americas’ temporary contracting costs (+7.9%) compared to 2005. On a constant currency basis, direct costs increased 8.1% for the first six months of 2006 in comparison to 2005.

Hudson Americas’ gross margin for the six months ended June 30, 2006 was $50.3 million, lower by $4.9 million, or 8.9%, from $55.1 million reported for the same period of 2005. On a constant currency basis, gross margin decreased by 9.5% for the six months ended June 30, 2006 compared to the same period of 2005. Hudson Americas reported a decrease in gross margin from its IT (-31%), Energy (-8%) and Engineering, Aerospace & Defense (-17%) practice groups. These decreases were partially offset by increases in the Legal (+18%) and Management Search (+62%) practice groups. Gross margin, as a percentage of revenue, was 22.0% for the first six months of 2006, a decrease from 25.1% for the same period in 2005, primarily as a result of a 4.1% decrease in the temporary contracting gross margin as a percent of temporary contracting revenue. Permanent placement gross margin, as a percentage of total gross margin, increased to approximately 28% in 2006, compared to 19% in the same period of 2005.

Hudson Americas’ selling, general and administrative costs were $62.0 million for the six months ended June 30, 2006, higher by 19.3% from $52.0 million for the same period in 2005. Selling, general and administrative expenses were 27.2% and 23.6% as a percentage of revenue for the first six months of 2006 and 2005, respectively. The principal factors for the increase in the selling, general and administrative costs were increases for compensation and market-related costs for higher revenue ($4.7 million), costs associated with the PeopleSoft stabilization ($3.7 million), expenses for client and product development in the Financial Solutions practice ($2.0 million) and increased amortization of the PeopleSoft software system installed in 2005 ($0.7 million).

Hudson Americas’ EBITDA loss was $9.3 million for the six months ended June 30, 2006, a decrease of $13.9 million compared to income of $4.6 million for the comparable period of 2005. The primary reasons for the first six months of 2006 EBITDA loss was the decrease in the gross margin, as discussed above, and the increased selling, general and administrative costs. The Company undertook a comprehensive second quarter review of the accounting processes supported by the new PeopleSoft accounting and management reporting system the Company implemented last year in its Hudson North America business. As a result of its review, the Company reflected in its results for the six months ended June 30, 2006 net charges of $1.6 million, consisting of adjustments to receivables for which the applicable prior period cannot practicably be determined ($0.9 million) and adjustments to 2005 revenue that are considered immaterial to that year or to any of the 2005 quarterly periods ($0.7 million).

Hudson Americas’ operating loss was $12.1 million for the six months ended June 30, 2006, compared to operating income of $2.5 million for the same period of 2005. Hudson Americas’ increased loss in the first six months of 2006, compared to the same period of 2005, was due to the same factors as discussed with respect to EBITDA loss and the increased amortization expenses related to the accounting and management software installed in the third quarter of 2005.

Hudson Europe

Hudson Europe’s revenue was $238.2 million for the six months ended June 30, 2006, down 3.6% from $247.1 million for the same period of 2005. On a constant currency basis, Hudson Europe’s revenue increased approximately 0.9% comparing the first six months of 2006 to the same period of 2005. The largest constant currency revenue increases were achieved primarily from the Balance acquisition (acquired August 2005), Belgium (+11%), and France (+18%). The increases were partially offset by a decrease in the Dutch reintegration businesses (-50%) due to the change in the relevant law governing how this business is funded and lower temporary contracting revenue in the UK (-9%), primarily as a result of the strategic action in the UK to exit lower margin temporary contracting business lines.

Hudson Europe’s direct costs for the six months ended June 30, 2006 were $131.0 million, a decrease of $11.1 million or 7.8% compared to $142.1 million for the same period of 2005. On a constant currency basis, direct costs decreased 3.5% for the first six months of 2006 in comparison to the same period of 2005. The decrease was the result of lower temporary contracting costs in the UK (-11%), primarily as a result of the strategic action in the UK to exit lower margin temporary contracting business lines and the change in the relevant law governing the Dutch reintegration businesses (-45%), partially offset by the inclusion of the direct costs of Balance.

Hudson Europe’s gross margin for the six months ended June 30, 2006 was $107.2 million, an increase of 2.1% from the comparable period in 2005. Gross margin as a percentage of revenue was 45.0% for the first six months of 2006, an increase from 42.5% for the same period in 2005, primarily due to a reduction in lower margin business in the UK and the inclusion of the higher margin Balance business in 2006. On a constant currency basis, gross margin increased by 6.8% for the six months ended June 30, 2006 when compared to the same period in 2005. Hudson Europe’s largest constant currency increases were in the Netherlands ($1.9 million, primarily the result of the inclusion of Balance in 2006 results, partially offset by lower gross margin from the reintegration business), higher gross margin growth in temporary contracting services in the other European countries, primarily the UK (+6%), as a result of improved temporary contracting margins, up from 14% a year ago to 18.9% in the first six months of 2006, and improved trends in permanent placement in France (+22%) and Belgium (+7.5%). The increases in temporary contracting margins were a product of both the addition of the Balance acquisition and the strategic focus in the UK on exiting lower margin contracts.

Hudson Europe’s selling, general and administrative costs were $97.2 million for the six months ended June 30, 2006, lower by 1.0% from $98.2 million for the same period in 2005. Selling, general and administrative expenses were 40.8% and 39.7% as a percentage of revenue for the first six months of 2006 and 2005, respectively. On a constant currency basis, the first six months of 2006 selling, general and administrative expenses increased by 3.7% compared to the same period of 2005. The increase in 2006 selling, general and administrative costs, compared to 2005 was a result of the inclusion of Balance’s costs, which have no comparable costs in 2005, increases in Belgium (+6%), France (+7%) and the Central European region (+48%), essentially offset by decreases in the UK (-6%) and the Dutch reintegration business line (-41%).

Hudson Europe’s EBITDA was $13.6 million for the six months ended June 30, 2006, an increase of $4.8 million compared to $8.8 million for the same period in 2005. The group achieved an EBITDA of 5.7 percent of revenue compared to 3.6 percent in the first six months of 2005. Key EBITDA contributors included the UK (+52%), the Balance acquisition, Belgium (+23%) and France, which had EBITDA in 2006 compared to 2005 breakeven results. The increase was partially offset by a decrease in the Dutch reintegration business (-111%).

Hudson Europe’s operating income was $10.1 million for the six months ended June 30, 2006, compared to $6.9 million for the same period of 2005. Hudson Europe’s 2006 improvement in operating results was due to the same factors as discussed with respect to EBITDA, partially offset by the amortization of intangibles related to the Balance acquisition.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $211.4 million for the six months ended June 30, 2006, a decrease of 3.8% from $219.8 million for the same period of 2005. On a constant currency basis, Hudson Asia Pacific’s revenue increased approximately 1.0% comparing the first six months of 2006 to the first six months of 2005. The higher revenue on a constant currency basis was predominantly due to increases from permanent placement services in Australia (+14%), China (+42%), Hong Kong (+19%), and Singapore (+5%), partially offset by a decrease in temporary contracting revenue in Australia (-2%) and permanent placement revenue in New Zealand (-2%).

Hudson Asia Pacific’s direct costs for the six months ended June 30, 2006 were $131.1 million, a decrease of $8.7 million or 6.2% compared to $139.9 million for the same period of 2005. On a constant currency basis, direct costs decreased by 1.3% for the first six months of 2006 in comparison to the same period of 2005, as a result of a decrease in Australia temporary contracting costs  (-2%), partially offset by an increase in New Zealand (+3%).

Hudson Asia Pacific’s gross margin for the six months ended June 30, 2006 was $80.3 million, essentially unchanged from $80.0 million reported for the same period in 2005. Gross margin, as a percentage of revenue, was 38.0% for the first six months of 2006, an increase from 36.4% for the same period of 2005. On a constant currency basis, gross margin increased by 5.0% for the six months ended June 30, 2006 when compared to the six months ended June 30, 2005. Gross margin growth in the six months was a result of increases in Australia’s permanent placement (+15%) and temporary contracting (+2%) and in China (+47%) and Hong Kong (+22%). This was partially offset a decrease in New Zealand (-10%).

Hudson Asia Pacific’s selling, general and administrative costs were $67.6 million for the six months ended June 30, 2006, lower by 0.7% from $68.0 million for the same period in 2005. Selling, general and administrative expenses were 32.0% and 30.9% as a percentage of revenue for the first six months of 2006 and 2005, respectively. On a constant currency basis, the first six months of 2006 selling, general and administrative expenses increased by 3.9% compared to the same period of 2005. The largest increases in costs were in Australia (+6%) primarily for sales compensation and in China (+41%). These were partially offset by decreases in New Zealand (-12%).

Hudson Asia Pacific’s EBITDA was $14.1 million for the six months ended June 30, 2006, a decrease of 14.8% or $2.4 million, from $16.6 million for the same period of 2005. EBITDA as a percentage of revenue decreased to 6.7% in the first six months of 2006 from 7.5% for the same period of 2005, primarily due to a decline in Australia. The decrease in EBITDA was the result of higher selling, general and administrative costs for sales compensation and higher occupancy costs in Australia from the absence of certain lease termination credits recorded in 2005 when vacating a long-term office lease.

Hudson Asia Pacific’s operating income was $12.6 million for the six months ended June 30, 2006, an increase of 4.8% from $12.0 million for the same period of 2005. Hudson Asia Pacific’s increase in operating results for the first six months of 2006 was primarily due to lower depreciation and amortization expenses in Australia due to the absence of certain capital lease assets from vacating a long-term office lease, more than offsetting the factors that caused the decrease in EBITDA.

Highland

Highland’s revenue was $30.7 million for the six months ended June 30, 2006, a decrease of 0.6% from $30.9 million for the same period of 2005. On a constant currency basis, Highland’s revenue was essentially unchanged comparing the first six months of 2006 to the comparable period in 2005. The decrease in revenue on a constant currency basis in the UK (-12%) and the US (-1%) were offset by increases in Canada (+28%) and Australia (+11%).

Highland’s direct costs for the six months ended June 30, 2006 were $1.8 million, an increase of $0.2 million or 13.3% compared to $1.6 million for the same period of 2005. On a constant currency basis, direct costs increased by 13.1% for the six months of 2006 in comparison to the same period of 2005, as a result of an increase in the United States (+22%) and an increase in the U.K. (+59%).

Highland’s gross margin for the six months ended June 30, 2006 was $28.9 million, lower by $0.4 million, or 1.3%, from $29.3 million reported for the six months ended June 30, 2005. Gross margin, as a percentage of revenue, was 94.1% for the first six months of 2006, a decrease from 94.8% for the same period of 2005. On a constant currency basis, gross margin decreased by 0.9% for the six months ended June 30, 2006 when compared to the six months ended June 30, 2005. The gross margin decline in the six months was a result of decreases in the U.K. (-14%) and the U.S. (-2%). Australia’s gross margin increased (+16%) as did Canada’s (+33%).

Highland’s selling, general and administrative expenses for the six months ended June 30, 2006 were $26.6 million lower by 8.9% from $29.2 million for the same period in 2005. Selling, general and administrative expenses were 86.6% and 94.6% as a percentage of revenue for the first six months of 2006 and 2005, respectively. On a constant currency basis, the first six months of 2006 selling, general and administrative expenses decreased by 7.6%, compared to the same period of 2005. The largest decrease in costs was in sales compensation (-7%), primarily related to the lower gross margin.

Highland’s EBITDA was $2.8 million for the six months ended June 30, 2006, an increase of $1.8 million, from $1.0 million for the same period of 2005. The increase was due to lower selling general and administrative expenses. Highland Partners achieved EBITDA equal to 9.0% of revenue in the first six months of 2006, an increase from 3.2% for the same period of 2005.

Highland’s operating income was $2.2 million for the six months ended June 30, 2006, an increase of $1.9 million from $0.3 million for the same period of 2005. Highland’s improvement in operating results in the first six months of 2006 was primarily due to the same factors as discussed in EBITDA.

Corporate and Other

Corporate expenses for the six months ended June 30, 2006 were $15.1 million compared to $19.8 million for the same period of 2005. The decrease in corporate expenses was primarily the result of cost control measures and a decrease in certain corporate wide projects.

Other non-operating expenses, including net interest expense, were $0.7 million for the six months ended June 30, 2006, a decrease from $0.9 million when compared to the same period of 2005.

The provision for income taxes for the six months ended June 30, 2006 was $4.1 million on a pretax loss of $3.4 million, compared with a provision of $3.2 million on a pretax income of $1.0 million for the same period of 2005. The higher tax provision in the first six months of 2006 related primarily to an increase in current foreign tax provisions in locations where there were no tax-loss carry-forwards available to offset taxable income, partially offset by lower deferred tax provision related to amortization of acquired intangible assets. In the current period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses, including corporate expenses. This is offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions.

Net loss was $7.5 million for the six months ended June 30, 2006, compared to a net loss of $2.1 million for the same period in 2005. Basic and diluted loss per share were $0.31 for the six months ended June 30, 2006, compared to basic and diluted loss of $0.10 per share for the six months ended June 30, 2005. For the first six months of 2006 and 2005, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of approximately 972,000 and 1,065,000 of potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from funding working capital requirements.

The Company has a senior secured credit facility for $75,000 (the “Credit Facility”). The maturity date of the Credit Facility is March 31, 2009. Outstanding loans bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option, and had a weighted average interest rate of 7.52% as of June 30, 2006. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of June 30, 2006, the Company had outstanding borrowings of $35.2 million and letters of credit issued and outstanding of approximately $11.3 million under the Credit Facility. Available credit for use under the Credit Facility as of June 30, 2006 was $26.7 million.

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

During the six months ended June 30, 2006, the Company generated cash in operating activities of $2.4 million compared to net cash used of $16.0 million during the same period of 2005. Cash usage decreased in the first six months of 2006 from the first six months of 2005 primarily as a result of lower cash requirements to fund working capital, primarily accounts receivable in Hudson Americas ($23.9 million), Hudson Europe ($9.9 million), and lower cash requirements for business reorganization expenses ($2.6 million), partially offset by higher working capital used in accounts receivable in Hudson Asia Pacific ($7.7 million).

During the six months ended June 30, 2006 and 2005, the Company used cash in investing activities of $10.3 million and $5.4 million, respectively. This use of cash was related to capital expenditures ($3.1 million), the purchase of businesses ($5.9 million), as well as an earn-out payment ($1.3 million) in the first six months of 2006.

During the six months ended June 30, 2006 and 2005, the Company generated cash from financing activities of $5.8 million and $22.6 million, respectively. The cash provided from financing was lower in the first six months of 2006 as a result of the lower net borrowing under the credit facility ($16.8 million).

The Company believes that the cash and cash equivalents on hand at June 30, 2006, supplemented by the Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to the Company’s management of its operating growth and working capital, fluctuations in the global economy and unemployment rates. Total third-party capital lease debt and related capital lease assets, net of accumulated amortization, were $1.8 million and $6.8 million, respectively, as of June 30, 2006. The Company’s existing acquisition shelf registration statement to issue up to 1,350,000 shares of its common stock can provide an additional mechanism of funding acquisitions.

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

All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the Company’s history of negative cash flows and operating losses may continue, (2) the ability of clients to terminate their relationship with the Company at any time, (3) the impact of global economic fluctuations on the Company’s temporary contracting operations, (4) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (5) risks relating to the Company’s foreign operations, including foreign currency fluctuations, (6) risks and financial impact associated with acquisitions and dispositions of non-strategic assets; (7) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (8) competition in the Company’s markets and the Company’s dependence on highly skilled professionals, (9) fluctuations in the Company’s operating results from quarter to quarter, (10) the impact of employees departing with existing executive search clients, (11) restrictions imposed by blocking arrangements, (12) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (13) the Company’s dependence on key management personnel (14) the impact of government regulations and, (15) the Company’s ability to implement remedial actions with respect to internal control weaknesses. Please see “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006 for more information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s borrowings are loans under the Credit Facility, fixed rate leases and seller financed notes. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. During the six months ended June 30, 2006, the Company borrowed $279.4 million and repaid $274.3 million under its credit facility, which bears interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Company does not trade derivative financial instruments for speculative purposes.

The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the six months ended June 30, 2006, approximately 65.1% of gross margin was earned outside the United States and collected in local currency, and related operating expenses also were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the six months ended June 30, 2006, the Company had a translation gain of $2.1 million, primarily attributable to the weakening of the U.S. dollar against the British pound and the euro.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, from time to time, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on intercompany loan balances. At June 30, 2006, the Company had no outstanding foreign currency forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2006. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2006 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Remediation of a Previously Disclosed Material Weakness. The Company’s management previously concluded that as of March 31, 2006, the Company did not maintain effective controls with respect to the determination of certain revenues and in recording of certain payroll tax and other accrued liabilities in the Company’s Hudson North America business unit and that such control deficiency constituted a material weakness in the Company’s internal control over financial reporting. Starting in the second quarter of 2006, the Company made enhancements to its internal control over financial reporting. The Company has taken the following steps to remediate the material weakness in the areas of the determination of certain revenue and in the recording of certain payroll and other accrued liabilities.

•	Management has re-prepared reconciliations for all of its balance sheet accounts as of May 31, 2006 using the resources from the corporate accounting group and other company business units, selected outside consultants, internal audit and Hudson Financial Solutions contractors, with an independent review of selected accounts.

•	Management is expanding the documentation of the processes by which it obtains data and prepares and documents its general ledger reconciliations for key areas including accounts receivable, payroll and other accrued liabilities.

•	The established review framework has been strengthened to include a review and sign-off of all significant reconciliations by a higher level of supervisory and management level personnel, including divisional officers.

These control procedures have been utilized in the preparation of the financial statements as of June 30, 2006. Based on these enhanced control procedures, the Company’s management has determined that the material weakness has been remediated as of June 30, 2006. Because the enhanced controls have been recently implemented, the Company’s management will continue to actively monitor the application of these controls over the ensuing quarter. In addition, over the next several months, the Company intends to implement supplemental automated controls in conjunction with the overall review of its PeopleSoft system. The Company’s management will also be reviewing its Sarbanes-Oxley Section 404 test procedures to ensure that they provide sufficient early warning signs of any deficiencies so those deficiencies can be remediated in a timely manner.

Changes in internal control over financial reporting. Other than the steps taken to remediate the material weakness in the Company’s internal control over financial reporting described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. No material change to such risk factors has occurred during the six months ended June 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Hudson Highland Group, Inc. was held on May 5, 2006. At the meeting, the following matters were submitted to a vote of the stockholders of Hudson Highland Group, Inc.:

(1)	To elect two directors to hold office until the 2007 annual meeting of stockholders and until their successors are duly elected and qualified. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
John J. Haley	20,218,524	1,576,204
David G. Offensend	20,300,072	1,494,656

The individuals continuing in the office of director after the annual meeting were Jon F. Chait, Robert Dubner and Jennifer Laing.

(2)	To ratify the appointment of BDO Seidman, LLP as independent registered public accountants:

For	Against	Abstain	Broker Non Vote
21,748,581	43,498	2,649	0

ITEM 6. EXHIBITS

(a) Exhibits: The following Exhibits are filed herewith.

10.1	Form of Hudson Highland Group, Inc. Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc. Form 8-K filed May 12, 2006 (File No. 0-50129)).

10.2	Settlement Agreement and General Release, dated May 8, 2006 (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc. Form 8-K filed May 12, 2006 (File No. 0-50129)).

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC. (Registrant)

	By:	/s/ JON F. CHAIT
Jon F. Chait Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2006

	By:	/s/ MARY JANE RAYMOND
Mary Jane Raymond Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 9, 2006

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Hudson Highland Group, Inc. Stock Option Agreements (Directors) (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc. Form 8-K filed May 12, 2006 (File No. 0-50129)).

10.2	Settlement Agreement and General Release, dated May 8, 2006 (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc. Form 8-K filed May 12, 2006 (File No. 0-50129)).

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.