Form 10-Q
period 2006-09-30
HUDSON HIGHLAND GROUP INC
filed 2006-11-08
CIK 1210708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 31, 2006
Common Stock	24,708,394

HUDSON HIGHLAND GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$352,510	$341,256	$1,030,312	$1,028,056

Direct costs (Note 6)	224,860	220,599	664,921	667,325

Gross margin	127,650	120,657	365,391	360,731

Selling, general and administrative expenses	115,528	114,628	349,199	343,869
Depreciation and amortization	3,868	3,890	12,081	12,677
Business reorganization expenses (recoveries)	2,090	(1)	2,747	430
Merger and integration expenses (recoveries)	14	—	86	(35)

Operating income	6,150	2,140	1,278	3,790

Other income (expense):
Other, net	709	322	1,769	(1,543)
Interest, net	(661)	(287)	(1,814)	(1,127)

Income from continuing operations before provision for income taxes	6,198	2,175	1,233	1,120
Provision for income taxes	2,218	2,152	6,244	4,849

Income (loss) from continuing operations	3,980	23	(5,011)	(3,729)
Income from discontinued operations, net of income taxes	346	1,138	1,857	2,761

Net income (loss)	$4,326	$1,161	$(3,154)	$(968)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.16	$0.00	$(0.21)	$(0.17)
Income from discontinued operations	0.02	0.05	0.08	0.13

Net income (loss)	$0.18	$0.05	$(0.13)	$(0.04)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.16	$0.00	$(0.21)	$(0.17)
Income from discontinued operations	0.01	0.05	0.08	0.13

Net income (loss)	$0.17	$0.05	$(0.13)	$(0.04)

Weighted average shares outstanding:
Basic	24,574,000	23,875,000	24,405,000	21,686,000
Diluted	25,023,000	25,540,000	24,405,000	21,686,000

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$31,954	$34,108
Accounts receivable, net	233,542	222,055
Prepaid and other	11,103	13,593
Current assets of discontinued operations	8,623	10,764

Total current assets	285,222	280,520
Intangibles, net	39,527	30,989
Property and equipment, net	26,575	30,047
Other assets	4,726	4,537
Non-current assets of discontinued operations	1,263	2,323

Total assets	$357,313	$348,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,801	$24,124
Accrued expenses and other current liabilities	130,314	125,524
Short-term borrowings and current portion of long-term debt	22,512	32,544
Accrued business reorganization expenses	3,725	3,411
Accrued merger and integration expenses	566	663
Current liabilities of discontinued operations	13,052	16,495

Total current liabilities	202,970	202,761

Other non-current liabilities	5,929	5,948
Accrued business reorganization expenses, non-current	1,152	2,171
Accrued merger and integration expenses, non-current	664	1,010
Long-term debt, less current portion	293	478
Non-current liabilities of discontinued operations	2,487	2,951

Total liabilities	213,495	215,319

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 24,709,579 and 24,340,462 shares, respectively	25	24
Additional paid-in capital	425,359	416,448
Accumulated deficit	(321,110)	(317,956)
Accumulated other comprehensive income — translation adjustments	39,774	34,811
Treasury stock, 15,798 shares	(230)	(230)

Total stockholders’ equity	143,818	133,097

	$357,313	$348,416

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,154)	$(968)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,935	13,700
Stock-based compensation	4,928	4,061
Provision for doubtful accounts	2,487	2,016
Net gain on disposal of assets	(490)	(559)
Deferred income taxes (benefit) provision	(1,657)	2,200
Changes in assets and liabilities:
Increase in accounts receivable	(5,478)	(57,317)
Decrease (increase) in other assets	4,069	(4,551)
Increase in accounts payable, accrued expenses and other liabilities	6,513	27,584
Decrease in accrued business reorganization expenses	(1,664)	(5,587)
Decrease in accrued merger and integration expenses	(1,009)	(1,366)

Total adjustments	20,634	(19,819)

Net cash provided by (used in) operating activities	17,480	(20,787)

Cash flows from investing activities:
Capital expenditures	(4,866)	(8,264)
Acquisition of businesses, net of cash acquired	(10,232)	(25,782)
Proceeds from disposal of assets	2,834	—

Net cash used in investing activities	(12,264)	(34,046)

Cash flows from financing activities:
Borrowings under credit facility	402,543	218,426
Repayments under credit facility	(410,932)	(195,226)
Issuance of common stock – Employee Stock Purchase Plan	1,318	1,302
Issuance of common stock – Long Term Incentive Plan option exercises	593	1,319
Payments on short and long-term debt	(1,833)	(2,687)
Proceeds from issuance of common stock	—	44,974

Net cash (used for) provided by financing activities	(8,311)	68,108

Effect of exchange rate changes on cash and cash equivalents	941	(641)

Net increase (decrease) in cash and cash equivalents	(2,154)	12,634

Cash and cash equivalents, beginning of period	34,108	21,064

Cash and cash equivalents, end of period	$31,954	$33,698

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,749	$1,880
Taxes	$5,401	$4,247

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total
Balance January 1, 2006	$24	$416,448	$(317,956)	$34,811	$(230)	$133,097
Net loss			(3,154)			(3,154)
Other comprehensive income, translation adjustments				4,963		4,963
Issuance of shares for 401(k) plan		2,073				2,073
Issuance of shares from exercise of stock options		593				593
Issuance of shares from employee stock purchase plan	1	1,317				1,318
Stock-based compensation		4,928				4,928

Balance September 30, 2006	$25	$425,359	$(321,110)	$39,774	$(230)	$143,818

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

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

Hudson Highland Group, Inc. and its subsidiaries comprise the operations, assets and liabilities of the three Hudson regional businesses (“Hudson Regional Businesses” or “Hudson regions”) and the discontinued operations of the Highland Partners executive search business (“Highland”), which was sold effective October 1, 2006 (see Note 3 – Discontinued Operations). The Hudson Regional Businesses were historically the combination of 54 acquisitions made between 1999 and 2001, which became the eResourcing division of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. The Highland business was historically the combination of 13 acquisitions, which became the Executive Search business of Monster. Some of the Company’s constituent businesses have operated for more than 20 years. On March 31, 2003, Monster distributed all of the outstanding shares of the Company to its stockholders of record on March 14, 2003 on the basis of one share of the Company’s common stock for each thirteen and one-third shares of Monster common stock so held (the “Distribution”). Immediately prior to the Distribution, Monster transferred substantially all the assets and liabilities of its eResourcing and Executive Search business segments to the Company. These assets and liabilities are reflected in the Company’s financial statements at Monster’s historical cost. Since the Distribution, the Company has operated as an independent publicly held company, has completed four acquisitions, and reorganized a number of smaller business units after determining that those businesses were not viable profit centers.

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the Company’s earnings (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the nine month periods ended September 30, 2006 and 2005, the effect of approximately 798,000 and 1,265,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

Description of Reporting Segments

The Company is one of the world’s largest specialized professional staffing, mid to senior level recruitment and talent management firms. The Company provides professional staffing services on a permanent, contract and temporary basis, as well as a range of human capital services to businesses operating in a wide variety of industries. The Company reassessed its reportable segments in the fourth quarter of 2005 and prior period results are presented in conformity with the year-end 2005 and three and nine months ended September 30, 2006 presentation. The Company is organized into three reportable segments, the three Hudson regional businesses of Hudson Americas, Hudson Europe, and Hudson Asia Pacific, which constituted approximately 22%, 44% and 34% of the Company’s gross margin, respectively, for the nine months ended September 30, 2006.

Hudson’s three regions provide temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of temporary assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals, typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services, or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assess talent and help predict whether a candidate will be successful in a given role.

All of the Hudson regional businesses also provide organizational effectiveness and development services through their Talent Management Solutions units. These services encompass candidate assessment, competency modeling, leadership development, performance management, and career transition. These services enable Hudson to offer clients a comprehensive set of management services across the entire employment life cycle, from attracting, assessing and selecting best-fit employees to engaging and developing those individuals to help build a high-performance organization.

Hudson Americas operates from 48 offices in two countries, with 97% of its first nine months of 2006 gross margin generated in the United States. Hudson Europe operates from 48 offices in 17 countries, with 56% of its first nine months of 2006 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 25 offices in 6 countries, with 66% of its first nine months of 2006 gross margin earned in Australia.

Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, marketing programs, rent, and professional fees.

NOTE 3 - DISCONTINUED OPERATIONS

On September 18, 2006, the Company entered into a Purchase Agreement with Heidrick & Struggles International, Inc. (“Heidrick”) to sell the assets and assume certain liabilities of Highland to Heidrick (the “Sale”). Heidrick assumed certain on-going liabilities and obligations of Highland . Effective October 1, 2006, the Company completed the Sale. The Company will report a gain of approximately $20 million from the Sale in the fourth quarter of 2006, from cash proceeds of $36.6 million, less post-closing net working capital adjustments, $9.55 million paid to certain partners of Highland in consideration for providing assistance in completing the sale, entering into employment agreements with Heidrick and providing the Company with a general release from liability, and other direct costs of the transaction. The Company may receive up to an additional $15.0 million from Heidrick at future dates, subject to the achievement by Highland of certain future revenue metrics in 2007 and 2008. The Highland business was a separate reportable segment of the Company. As a result of the Sale, the Company has classified the results of operations of Highland as a discontinued operation.

Reported results for the Highland segment by period were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$13,685	$15,348	$44,419	$46,253

Gross margin	$12,845	$14,511	$41,762	$43,811

EBITDA (a)	$1,015	$1,492	$3,811	$2,501
Depreciation and amortization	218	327	854	1,023

Operating income	$797	$1,165	$2,957	$1,478

Income before provision for income taxes	$340	$1,179	$1,924	$3,269

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.

Reported assets and liabilities for the Highland segment were as follows:

	September 30, 2006	December 31, 2005
Assets – discontinued operations
Accounts receivable, net	$7,800	$10,026
Other current assets	823	738

Current assets of discontinued operations	$8,623	$10,764

Property and equipment	$931	$1,390
Intangibles	44	111
Other assets	288	822

Non-current assets of discontinued operations	$1,263	$2,323

Total assets of discontinued operations	$9,886	$13,087

Liabilities – discontinued operations
Accounts payable	$1,105	$594
Accrued and other liabilities	11,032	14,512
Accrued business reorganization expenses	633	813
Accrued merger and integration expenses	282	576

Current liabilities of discontinued liabilities	$13,052	$16,495

Accrued business reorganization expenses	$1,582	$1,923
Accrued merger and integration expenses	905	1,028

Non-current liabilities of discontinued liabilities	$2,487	$2,951

Total liabilities of discontinued operations	$15,539	$19,446

NOTE 4 – STOCK BASED COMPENSATION

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. The Company had adopted the disclosure only provisions of SFAS 123 and SFAS 148 Accounting for Stock-Based Compensation - Transition and Disclosure, which required certain financial statement disclosures, including pro forma operating results, as if the Company had prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation. In adopting SFAS 123R, the Company chose to apply the “modified retrospective method,” requiring the Company to recognize stock compensation expense for stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. Prior period results have been adjusted for the application of the modified retrospective method. All employee stock option grants made since the beginning of 2003 have been reflected as an expense in prior years or will be expensed over the related remaining stock option vesting period based on the estimated fair value at the date the options are granted. As a result of the adoption of SFAS 123R using the modified retrospective method, the Company recognized expenses from continuing operations of $1,158 and $1,069 in the third quarter of 2006 and 2005, respectively, and $3,872 and $3,271 in the first nine months of 2006 and 2005, respectively, for the stock option and employee stock purchase plans. These expenses are included in selling, general and administrative expenses. The Company also recognized expenses in discontinued operations of $34 and $65 in the third quarter of 2006 and 2005, respectively, and $173 and $220 in the first nine months of 2006 and 2005, respectively, for the stock option and employee stock purchase plans related to the discontinued operations of the Highland segment. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods. The Company recognized a current tax benefit in the three and nine month periods ended September 30, 2006 of $389 in certain foreign jurisdictions where the Company has taxable income. As a result of the Company’s inability to recognize current tax benefits on reported net losses, total stock-based compensation expense is recorded without tax benefits for the three and nine month periods ended September 30, 2005. As of September 30, 2006, there was approximately $7,300 of compensation expense that has yet to be recognized related to non-vested stock based awards. This expense is expected to be recognized over a weighted-average period of 46 months. All share issuances related to stock compensation plans are issued from unissued shares of stockholder approved compensation plans.

The following details the modified retrospective application impact of SFAS 123R on previously reported results:

	Post adoption	As previously reported (a)
For the three months ended September 30, 2005
Selling, general and administrative expenses	$114,628	$113,559
Operating income	$2,140	$3,209
Income from continuing operations	$23	$1,092
Income for discontinued operations, net of taxes	$1,138	$1,203
Net income	$1,161	$2,295
Basic income per share	$0.05	$0.10
Diluted income per share	$0.05	$0.09
For the nine months ended September 30, 2005
Selling, general and administrative expenses	$343,869	$340,598
Operating income	$3,790	$7,061
Income from continuing operations	$(3,729)	$(458)
Income for discontinued operations, net of taxes	$2,761	$2,981
Net (loss) income	$(968)	$2,523
Basic (loss) income per share	$(0.04)	$0.12
Diluted (loss) income per share	$(0.04)	$0.10
As of December 31, 2005
Additional paid-in capital	$416,448	$404,755
Accumulated deficit	$(317,956)	$(306,263)

(a)	Previously reported amounts have been adjusted for the presentation of the Highland segment as a discontinued operation.

NOTE 4 – STOCK BASED COMPENSATION (continued)

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

The following were the assumptions used to determine the fair value of options granted and the details of option activity as of and for the respective periods:

	For the Three and Nine Months Ended September 30,
	2006	2005
Risk free interest rate	4.4%	4.0%
Volatility	55.0%	55.0%
Expected life (years)	5.0	5.0
Dividends	0.0%	0.0%
Intrinsic value of vested stock options	$2,503	$12,667

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average fair value of options granted during the period	$4.71	$0.00	$7.72	$6.87
Options granted in the period	73,000	0	435,500	1,249,000
Intrinsic value of options exercised in the period	$13	$1,143	$713	$1,830
Options exercised in the period	4,250	81,175	82,375	168,288

The Company also expensed $883 and $570 in the first nine months of 2006 and 2005, respectively, related to restricted stock issuances.

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to evaluate the effects of the interpretation but does not expect it to have a material effect on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which becomes effective beginning for years ending on or before November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The Company is currently evaluating the impact of adopting SAB 108.

NOTE 6  REVENUES, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	Quarter Ended September 30, 2006			Quarter Ended September 30, 2005
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$265,161	$87,349	$352,510	$258,454	$82,802	$341,256
Direct costs (a)	216,354	8,506	224,860	210,550	10,049	220,599

Gross margin	$48,807	$78,843	$127,650	$47,904	$72,753	$120,657

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$775,498	$254,814	$1,030,312	$772,760	$255,296	$1,028,056
Direct costs (a)	638,550	26,371	664,921	634,341	32,984	667,325

Gross margin	$136,948	$228,443	$365,391	$138,419	$222,312	$360,731

(a)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent placement and other talent management solutions revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of temporary and permanent placements, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 7 - BUSINESS COMBINATIONS

Acquisitions

In January 2006, Hudson Americas, through its Talent Management Solutions business, purchased one business for a total cash consideration of $1,315. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($25 in tangible assets, $75 in intangible assets, $85 in liabilities) with the excess of $1,300 allocated to goodwill. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds of up to a maximum of $16,550. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. The results of the acquired business have been included in the Hudson Americas segment of the condensed consolidated financial statements since the acquisition date. Pro forma information for this acquisition is not included as it did not have a material impact on the consolidated financial position or results of operations.

In April 2006, Hudson Americas purchased one business for a total cash consideration of $4,666. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($604 in assets, $205 in liabilities) with the excess of $4,267 allocated to goodwill. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds of up to a maximum of $13,500. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. The results of the acquired business have been included in the Hudson Americas segment of the condensed consolidated financial statements since the acquisition date. Pro forma information for this acquisition is not included as it did not have a material impact on the consolidated financial position or results of operations.

In April of 2006, in connection with the prior period acquisition of Balance Ervaring op Project basis B.V. (“Balance”), the Company made an earn-out payment related to past contractual minimum earnings of $1,274, which was recorded as additional goodwill. Balance was the only acquisition completed during the first nine months of 2005.

In July of 2006, in connection with a prior period acquisition by Hudson Americas, the Company made an earn-out payment related to past contractual minimum earnings of $2,977, which was recorded as additional goodwill.

Accrued Merger and Integration Expenses

In connection with plans relating to pooled entities, the Company expensed $86 in continuing operations in the first nine months of 2006 relating to integration activities for leased properties, included as a component of merger and integration expenses, in the Hudson Americas businesses. The Company also expensed $207 in discontinued operations in the first nine months of 2006 related to integration activities for leased properties of Highland. All merger and integration accruals, expenses and recoveries consist of obligations from assumed leases on closed facilities.

The following table presents a summary of activity relating to the Company’s integration and restructuring plans for acquisitions made in prior years. Amounts under the “Expense” column represented modifications to plans, subsequent to finalization and have been expensed or (recovered) or expensed in the current period. Amounts under the “Utilization” caption of the following tables were primarily the cash payments associated with the plans.

Details of merger and integration activity by plan for the nine months ended September 30, 2006 follow:

	December 31, 2005	Expense	Utilization	September 30, 2006
2000 Plans	$67	$—	$(28)	$39
2001 Plans	456	—	(405)	51
2002 Plans	1,150	86	(96)	1,140

Total	$1,673	$86	$(529)	$1,230

Details of the merger and integration plans for the discontinued operations were as follows:

	December 31, 2005	Expense	Utilization	September 30, 2006
2000 Plans	$1,604	$207	$(624)	$1,187

NOTE 8 – BUSINESS REORGANIZATION EXPENSES

In 2002, the Company, as part of Monster, announced two reorganization initiatives; the Second Quarter 2002 Plan for the streamlining of operations, lowering its cost structure, integrating businesses previously acquired and improving return on capital and the Fourth Quarter 2002 Plan to separate from Monster. These reorganization programs included workforce reductions, consolidation of excess facilities and offices and related write-offs, restructuring of certain business functions and other special charges, primarily for exiting activities that were no longer part of the Company’s strategic plan. In 2003, the Company recorded additional charges and credits as a result of changes in estimates related to the prior actions, and as a result of further actions in 2003 to close offices and business units that did not have the size or market capacity to provide future income growth. In the third quarter of 2006, the Company’s Board of Directors approved a reorganization program with costs for the related actions in the following categories: consolidation of support functions, particularly between the Hudson North America business unit and corporate; closing or reducing redundant sales functions and unprofitable offices; and moves to more economical properties. In the first nine months of 2006, the Company incurred expenses for the 2006 program of $2,811 related to workforce reductions of approximately 35 people related to the closing of the Center for High Performance, closing the Hudson Norway office, the transfer of certain accounting and finance functions in the U.K to Scotland and closing certain offices and practices in the U.S. The Company expects to have additional expenses for the program in the fourth quarter of 2006 totaling approximately $2,000 and may incur further expenses in early 2007 primarily related to the finalization of certain decisions to move certain offices to more economical space.

In the following tables, amounts under the “Utilization” caption are primarily the cash payments associated with the plans and amounts in the “Changes in estimate” column represent amounts charged to business reorganization expenses (recoveries) in the Company’s statement of operations. Details of business reorganization by activity for the nine months ended September 30, 2006 follow:

	December 31, 2005	Changes in estimate	Utilization	September 30, 2006
Consolidation of excess facilities	$4,693	$223	$(1,914)	$3,002
Workforce reduction	261	2,537	(1,120)	1,678
Professional fees and other	628	(13)	(418)	197

Total	$5,582	$2,747	$(3,452)	$4,877

Details of business reorganization by plan for the nine months ended September 30, 2006 follow:

	December 31, 2005	Changes in estimate	Utilization	September 30, 2006
Second Quarter 2002 Plan	$1,295	$(437)	$(472)	$386
Fourth Quarter 2002 Plan	2,605	188	(1,161)	1,632
Fourth Quarter 2003 Plan	1,682	185	(634)	1,233
2006 Plan	—	2,811	(1,185)	1,626

Total	$5,582	$2,747	$(3,452)	$4,877

Details of the business reorganization by activity for the discontinued operations for the nine months ended September 30, 2006 follow:

	December 31, 2005	Changes in estimate	Utilization	September 30, 2006
Consolidation of excess facilities	$2,595	$(98)	$(369)	$2,128
Workforce reduction	100	(6)	(17)	77
Professional fees and other	41	79	(110)	10

Total	$2,736	$(25)	$(496)	$2,215

Details of business reorganization by plan for the discontinued operations for the nine months ended September 30, 2006 follow:

	December 31, 2005	Changes in estimate	Utilization	September 30, 2006
Second Quarter 2002 Plan	$113	$(52)	$(61)	$—
Fourth Quarter 2002 Plan	2,392	—	(254)	2,138
Fourth Quarter 2003 Plan	231	27	(181)	77

Total	$2,736	$(25)	$(496)	$2,215

NOTE 9 - TAXES

The provision for income taxes for the nine months ended September 30, 2006 was $6,244 on pretax income of $1,233, compared with a provision of $4,849 on pretax income of $1,120 for the same period of 2005. The higher tax provision in the first nine months of 2006 related primarily to an increase in current foreign tax provisions in locations where there were no tax-loss carry-forwards available to offset taxable income, partially offset by a lower deferred tax provision related to amortization of acquired intangible assets and the reduction of a valuation allowance on a deferred tax benefit in New Zealand. In the current period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses, including corporate expenses. This is offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine month period ended September 30, 2006, the Company issued 126,950 shares of its common stock to satisfy its 2005 contribution liability to the 401(k) Savings Plan. The value of these shares at issuance was $2,073.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 - COMPREHENSIVE INCOME

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$4,326	$1,161	$(3,154)	$(968)
Other comprehensive loss - translation adjustments	2,818	(2,439)	4,963	(3,826)

Total comprehensive income (loss)	$7,144	$(1,278)	$1,809	$(4,794)

NOTE 13 - FINANCIAL INSTRUMENTS

Credit Facility

The Company has a senior secured credit facility for $75,000 (the “Credit Facility”). The maturity date of the Credit Facility is March 31, 2009. Outstanding loans bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option, and had a weighted average interest rate of 7.42% as of September 30, 2006. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of September 30, 2006, the Company had outstanding borrowings of $21,683, and letters of credit issued and outstanding of approximately $11,421 under the Credit Facility. Available credit for use under the Credit Facility as of September 30, 2006 was $37,571. Upon completion of the sale of Highland, the Company used $14,000 of the proceeds to make repayments on the outstanding borrowings of the Credit Facility.

The Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain its minimum Adjusted EBITDA (as defined in the Credit Facility) and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. The minimum Adjusted EBITDA covenant generally provides that the Company’s Adjusted EBITDA for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2006 may not be less than $15,000, $15,000, $25,000, $25,000, respectively. The maximum capital expenditure covenant provides that the Company’s capital expenditures for 2006 may not exceed $14,000. On October 2, 2006, the Company entered into an amendment to the Credit Facility that changes the definition of Adjusted EBITDA in the Credit Facility to exclude the impact of the first quarter 2006 restatement in the amount of $2.2 million, the second quarter 2006 prior period adjustments of $1.6 million and interest expense, income taxes, depreciation and amortization, non-operating income and expenses and reorganization charges attributable to the discontinued operations arising from the sale of Highland. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

Derivatives Held for Purposes Other than Trading

The Company periodically enters into forward contracts to reduce exposure to exchange rate risk related to short-term inter-company loans denominated in currencies other than the functional currency. The fair values for all derivatives are recorded in other assets or other liabilities in the consolidated condensed balance sheets. As of September 30, 2006, the Company did not enter into forward contracts and there were no derivatives outstanding.

NOTE 14 - SEGMENT AND GEOGRAPHIC DATA

The Company operates in three reportable business segments: Hudson Americas, Hudson Europe and Hudson Asia Pacific. The Company reassessed its reportable segments in the fourth quarter of 2005 and all results are presented in conformity with that presentation.

Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with generally accepted accounting principles. Accounts receivable net and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

NOTE 14 - SEGMENT AND GEOGRAPHIC DATA (continued)

For the Quarter Ended September 30, 2006	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
Revenue	$117,071	$119,872	$115,567	$—	$352,510

Gross margin	$30,237	$53,523	$43,890	$—	$127,650

Business reorganization expenses	$1,221	$579	$56	$234	$2,090

EBITDA (loss)(a)	$2,573	$4,402	$10,665	$(7,622)	$10,018
Depreciation and amortization	1,130	1,819	760	159	3,868

Operating income (loss)	1,443	2,583	9,905	(7,781)	6,150
Interest and other income (expense), net	196	1,227	(2,045)	670	48

Income (loss) before income taxes	$1,639	$3,810	$7,860	$(7,111)	$6,198

For the Quarter Ended September 30, 2005	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
Revenue	$109,561	$117,285	$114,410	$—	$341,256

Gross margin	$29,003	$49,561	$42,093	$—	$120,657

Business reorganization recoveries	$	$(1)	$—	$—	$(1)

EBITDA (loss)(a)	$3,939	$3,374	$8,473	$(9,756)	$6,030
Depreciation and amortization	1,698	1,045	1,001	146	3,890

Operating income (loss)	2,241	2,329	7,472	(9,902)	2,140
Interest and other income (expense), net	70	(63)	(42)	70	35

Income (loss) before income taxes	$2,311	$2,266	$7,430	$(9,832)	$2,175

For the Nine Months Ended September 30, 2006	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
Revenue	$345,255	$358,075	$326,982	$—	$1,030,312

Gross margin	$80,497	$160,713	$124,181	$—	$365,391

Business reorganization expenses	$1,470	$522	$208	$547	$2,747

EBITDA (loss)(a)	$(6,706)	$17,981	$24,786	$(22,702)	$13,359
Depreciation and amortization	3,949	5,334	2,306	492	12,081

Operating income (loss)	(10,655)	12,647	22,480	(23,194)	1,278
Interest and other income (expense), net	903	2,570	(5,519)	2,001	(45)

Income (loss) before income taxes	$(9,752)	$15,217	$16,961	$(21,193)	$1,233

As of September 30, 2006
Accounts receivable, net	$84,269	$93,674	$55,599	—	$233,542

Long-lived assets, net of accumulated depreciation and amortization (b)	$23,427	$32,076	$5,435	5,164	$66,102

For the Nine Months Ended September 30, 2005	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
Revenue	$329,479	$364,341	$334,236	$—	$1,028,056

Gross margin	$84,152	$154,522	$122,057	$—	$360,731

Business reorganization expenses (recoveries)	$510	$(80)	$—	$—	$430

EBITDA (loss)(a)	$8,521	$12,169	$25,040	$(29,263)	$16,467
Depreciation and amortization	3,746	2,943	5,574	414	12,677

Operating income (loss)	4,775	9,226	19,466	(29,677)	3,790
Interest and other income (expense), net	(108)	(333)	(1,163)	(1,066)	(2,670)

Income (loss) before income taxes	$4,667	$8,893	$18,303	$(30,743)	$1,120

As of September 30, 2005
Accounts receivable, net	$89,303	$91,544	$52,240	$—	$233,087
Long-lived assets, net of accumulated depreciation and amortization (b)	$17,973	$30,769	$7,252	$6,200	$62,194

NOTE 14 - SEGMENT AND GEOGRAPHIC DATA (continued)

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia Pac	Other Americas	Total
Quarter Ended September 30, 2006
Revenue	$115,977	$88,531	$87,111	$32,761	$27,036	$1,094	$352,510
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$28,550	$4,128	$4,291	$27,785	$1,307	$41	$66,102
Quarter Ended September 30, 2005
Revenue	$108,818	$86,330	$89,758	$27,527	$28,080	$743	$341,256
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$25,816	$6,210	$3,766	$25,258	$1,042	$102	$62,194
Nine Months Ended September 30, 2006
Revenue	$342,081	$250,116	$254,486	$103,589	$76,866	$3,174	$1,030,312
Nine Months Ended September 30, 2005
Revenue	$327,463	$253,269	$280,030	$84,311	$80,967	$2,016	$1,028,056

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Comprised of property and equipment and intangibles.
(c)	Corporate assets are included in the United States.

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. as of September 30, 2006, the related consolidated condensed statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, the related consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2006 and 2005 and the consolidated condensed statement of changes in stockholders’ equity for the nine-month period ended September 30, 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hudson Highland Group, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived. As discussed in Notes 3 and 4, respectively, the Company has classified the results of operations of Highland as a discontinued operation and changed its accounting policy for stock-based compensation awards exchanged for employee services and accordingly the accompanying December 31, 2005 balance sheet reflects adjustments relating to these changes. We have not audited the accompanying balance sheet.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
October 31, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated condensed financial statements and the notes thereto, included in Item 1 of this Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations also uses the non-GAAP measure EBITDA. See Note 14 to the Consolidated Condensed Financial Statements for EBITDA segment reconciliation information.

Hudson Highland Group, Inc. and its subsidiaries (the “Company” or “we” or “our”) have operated as an independent publicly traded company since April 1, 2003, when we were spun-off from Monster Worldwide, Inc. (“Monster”). The Company comprises the operations, assets and liabilities of the three Hudson regional businesses (“Hudson Regional Businesses” or “Hudson regions”) and the discontinued operations of Highland Partners (“Highland”), which was sold effective October 1, 2006. At April 1, 2003, the Hudson Regional Businesses were historically the combination of 54 acquisitions made between 1999 and 2001, which became the eResourcing business of Monster. Our businesses are specialized professional staffing and talent management solutions services, which operate in over 20 countries around the world, with our largest operations being in the U.S., the U.K. and Australia. We are organized into three reportable segments consisting of Hudson Americas, Hudson Europe and Hudson Asia Pacific, which constituted approximately 22%, 44% and 34% of the Company’s gross margin, respectively, for the nine months ended September 30, 2006. All financial statements are reported with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), under the modified retrospective method.

Strategic Goals and Actions

With the focus of our management being to continue the Company’s recent profitability, we are continuing with several initiatives in 2006 to meet our long-term strategic goals.

•	Continue to focus on high-margin, high-growth service lines in professional service practices and sectors, and exit low margin operations. In the third quarter of 2006, the Company sold the low-margin Scottish industrial business, closed the Center for High Performance and closed the Norway office.

•	Increase the portion of our revenues attributable to temporary contracting in higher margin specializations to offset the volatility inherent in permanent recruitment. In April 2006, we completed the acquisition of Professional Solutions LLC, a Cleveland, Ohio-based professional services firm, for the Hudson Americas segment. In addition, effective October 1, 2006, the Company completed the sale of Highland to Heidrick & Struggles, International, Inc., allowing the Company to focus on its core service offerings in mid to senior level recruitment, professional staffing, and talent management solutions.

•	Grow our revenue in the North American market. The acquisition of Professional Solutions LLC was consistent with this component of our strategy.

•	Realign our expense structure and infrastructure costs in various markets including office relocations and closures, and management staff reductions, to better match our business mix and improve the potential profitability of those operations. The Company is continuing to focus on reducing selling, general and administrative expenses as a percentage of revenue and gross margin.

•	In the third quarter of 2006, the Company’s Board of Directors approved a restructuring program designed to reduce costs and increase the long-term profitability of the Company with actions in the following categories: consolidation of support functions, particularly between the Hudson North America business unit and corporate; closing or reducing redundant sales functions and unprofitable offices; and moves to more economical properties. The Company expects to have ongoing expenses for the program in the fourth quarter of 2006 of approximately $2.0 million and may incur further expenses in early 2007 primarily related to the finalization of certain decisions to move certain offices to more economical space.

Hudson Regional Businesses

Hudson’s three regions provide temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of temporary assignments can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals, typically earning between $50,000 and $150,000 annually, and possessing professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services, or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assess talent and help predict whether a candidate will be successful in a given role.

All of the Hudson regional businesses also provide organizational effectiveness and development services through their Talent Management Solutions units. These services encompass candidate assessment, competency modeling, leadership development, performance management, and career transition. These services enable Hudson to offer clients a comprehensive set of management services across the entire employment life cycle, from attracting, assessing and selecting best-fit employees to engaging and developing those individuals to help build a high-performance organization.

Hudson Americas operates from 48 offices in two countries, with 97% of its first nine months of 2006 gross margin generated in the United States. Hudson Europe operates from 48 offices in 17 countries, with 56% of its first nine months of 2006 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 25 offices in 6 countries, with 66% of its first nine months of 2006 gross margin earned in Australia.

Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional fees.

Results of Operations

The following table sets forth selected financial results for the Company (dollars in thousands).

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Hudson Americas	$117,071	$109,561	$345,255	$329,479
Hudson Europe	119,872	117,285	358,075	364,341
Hudson Asia Pacific	115,567	114,410	326,982	334,236

Total	$352,510	$341,256	$1,030,312	$1,028,056

Gross margin:
Hudson Americas	$30,237	$29,003	$80,497	$84,152
Hudson Europe	53,523	49,561	160,713	154,522
Hudson Asia Pacific	43,890	42,093	124,181	122,057

Total	$127,650	$120,657	$365,391	$360,731

Operating income (loss):
Hudson Americas	$1,443	$2,241	$(10,655)	$4,775
Hudson Europe	2,583	2,329	12,647	9,226
Hudson Asia Pacific	9,905	7,472	22,480	19,466
Corporate expenses	(7,781)	(9,902)	(23,194)	(29,677)

Total	$6,150	$2,140	$1,278	$3,790

Net income (loss) from continuing operations	$3,980	$23	$(5,011)	$(3,729)

Net income (loss)	$4,326	$1,161	$(3,154)	$(968)

Temporary Contracting Data (a):
Temporary contracting revenue:
Hudson Americas	$107,629	$100,460	$321,139	$308,790
Hudson Europe	75,773	74,809	222,428	221,172
Hudson Asia Pacific	81,759	83,185	231,931	242,798

Total	$265,161	$258,454	$775,498	$772,760

Direct costs of temporary contracting:
Hudson Americas	$86,287	$79,015	$263,759	$243,430
Hudson Europe	61,430	62,005	180,368	187,373
Hudson Asia Pacific	68,637	69,530	194,423	203,538

Total	$216,354	$210,550	$638,550	$634,341

Temporary contracting gross margin:
Hudson Americas	$21,342	$21,445	$57,380	$65,360
Hudson Europe	14,343	12,804	42,060	33,799
Hudson Asia Pacific	13,122	13,655	37,508	39,260

Total	$48,807	$47,904	$136,948	$138,419

Gross margin as a percent of revenue:
Hudson Americas	19.8%	21.3%	17.9%	21.2%
Hudson Europe	18.9%	17.1%	18.9%	15.3%
Hudson Asia Pacific	16.0%	16.4%	16.2%	16.2%

(a)	Temporary contracting revenues are a component of Hudson revenue. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

	Quarter Ended September 30,
	2006			2005
	As Reported	Currency Translation	Constant Currency	As Reported
Revenue:
Hudson Americas	$117,071	$(75)	$116,996	$109,561
Hudson Europe	119,872	(5,404)	114,468	117,285
Hudson Asia Pacific	115,567	1,845	117,412	114,410

Total	352,510	(3,634)	348,876	341,256
Direct costs:
Hudson Americas	86,834	(12)	86,822	80,558
Hudson Europe	66,349	(3,025)	63,324	67,724
Hudson Asia Pacific	71,677	1,294	72,971	72,317

Total	224,860	(1,743)	223,117	220,599
Gross margin:
Hudson Americas	30,237	(63)	30,174	29,003
Hudson Europe	53,523	(2,379)	51,144	49,561
Hudson Asia Pacific	43,890	551	44,441	42,093

Total	$127,650	$(1,891)	$125,759	$120,657

Selling, general and administrative (a):
Hudson Americas	$27,560	$(52)	$27,508	$26,762
Hudson Europe	50,360	(2,250)	48,110	47,233
Hudson Asia Pacific	33,929	433	34,362	34,621
Corporate	7,547	0	7,547	9,902

Total	$119,396	$(1,869)	$117,527	$118,518

(a)	Selling, general and administrative expenses include depreciation and amortization.

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Hudson Americas

Hudson Americas’ revenue was $117.1 million for the quarter ended September 30, 2006, an increase of $7.5 million or 6.9% from $109.6 million for the same period of 2005. Revenues increased in temporary contracting services (+7%) and in permanent recruitment services (+10%). Hudson America’s revenue was higher in 2006 as a result of increases in the Legal (+28%), Management Search (+36%) and Energy, Operations and Scientific Resources (+14%) practice groups, offset by a decrease in the Information Technology (“IT”) (-12%), Aerospace & Defense (-33%), as a result of one-time 2005 work related to Hurricane Katrina, and Financial Solutions (-4%) practice groups.

Hudson Americas’ direct costs for the quarter ended September 30, 2006 were $86.8 million compared to $80.6 million for 2005, an increase of 7.8%. The increase in the direct costs related to the increase in Hudson Americas’ temporary contracting costs (+7.5%) compared to 2005. On a constant currency basis, direct costs increased 7.8% for the third quarter of 2006 in comparison to 2005.

Hudson Americas’ gross margin for the quarter ended September 30, 2006 was $30.2 million, higher by $1.2 million, or 4.3%, from $29.0 million reported for the same period of 2005. On a constant currency basis, gross margin increased by 4.0% for the quarter ended September 30, 2006 compared to the same period of 2005. Hudson America’s gross margin was higher in 2006 as a result of increases in the Legal (+16.6%), Management Search (+34%) and Energy, Operations and Scientific Resources (+14%) practice groups, offset by a decrease in the IT (-13%), Aerospace & Defense (-24%) and Financial Solutions (-8%) practice groups. Gross margin, as a percentage of revenue, was 25.8% for the third quarter of 2006, a decrease from 26.5% for the same period in 2005, primarily as a result of a 3% decrease in the temporary contracting gross margin as a percent of temporary contracting revenue, from the Legal practice group as a result of increased competition. Permanent recruitment as a percentage of gross margin was approximately 28% in 2006 and 27% in 2005.

Hudson Americas’ selling, general and administrative costs were $27.6 million for the quarter ended September 30, 2006, higher by 3.0% from $26.8 million for the same period in 2005. Selling, general and administrative expenses were 23.5% and 24.4% as a percentage of revenue for the third quarter of 2006 and 2005, respectively. The increase in selling, general and administrative costs was due to increases in compensation costs for sales, support and administrative personnel (+12%) and temporary staff, offset by lower depreciation and amortization ($0.6 million) and lower professional consulting costs (-39%).

Hudson Americas’ EBITDA was $2.6 million for the quarter ended September 30, 2006, a decrease of $1.3 million from $3.9 million for the comparable period of 2005. Hudson Americas’ reported EBITDA for the third quarter 2006 was lower than the comparable period of as a result of $1.2 million in reorganization expenses in 2006, compared to none in the third quarter of 2005. The reorganization costs were for closing the Center for High Performance ($0.8 million), the restructuring of certain internal groups ($0.5 million), and a number of small office closures ($0.1 million), partially offset by recoveries on prior reorganization plans ($0.2 million). Americas’ EBITDA as a percentage of revenue was 2.2% compared to 3.6% in the third quarter of 2005.

Hudson Americas’ operating income was $1.4 million for the quarter ended September 30, 2006, compared to operating income of $2.2 million for the same period of 2005. Hudson Americas’ decreased income in the third quarter of 2006, compared to the third quarter of 2005 was due to the same factors as discussed with respect to EBITDA loss, partially offset by decreased amortization expenses ($0.6 million).

Hudson Europe

Hudson Europe’s revenue was $119.9 million for the quarter ended September 30, 2006, an increase of 2.2% from $117.3 million for the same period of 2005. On a constant currency basis, Hudson Europe’s revenue decreased approximately 2.4% comparing the third quarter of 2006 to the third quarter of 2005. The largest constant currency revenue decreases were in the Netherlands reintegration business (-49%) and lower temporary contracting revenue in the U.K. (-11%), primarily in lower margin industrial contracting services. These decreases were partially offset by the inclusion of a full three months of the Balance Ervaring op Projectbasis B.V. (“Balance”) acquisition results in 2006 (acquired August 2005), and increases revenue in the U.K. (+9%), France (+12%) and the Belgium business (+17%), primarily in the permanent recruitment and talent management businesses.

Hudson Europe’s direct costs for the quarter ended September 30, 2006 were $66.3 million, a decrease of $1.4 million or 2.0% compared to $67.7 million for the same period of 2005. On a constant currency basis, direct costs decreased 6.5% for the third quarter of 2006 in comparison to the same period of 2005.

Hudson Europe’s gross margin for the quarter ended September 30, 2006 was $53.5 million, an increase of 8.0% from the comparable period in 2005. Gross margin as a percentage of revenue was 44.7% for the third quarter of 2006, an increase from 42.3% for the same period in 2005. This increase was primarily due to a reduction in lower margin business in the U.K., such as exiting the Scottish industrial business in the third quarter of 2006, and the inclusion of a full quarter of the higher margin Balance business in 2006. On a constant currency basis, gross margin increased by 3.2% for the quarter ended September 30, 2006 when compared to the same period in 2005. Hudson Europe’s largest constant currency increases were primarily from the inclusion of a full three months of the Balance results and U.K. permanent placement results (+9%), partially offset by lower gross margin from the Netherlands reintegration business (-56%) and lower U.K. temporary contracting results (-7%).

Hudson Europe’s selling, general and administrative costs were $50.4 million for the quarter ended September 30, 2006, higher by 6.6% from $47.2 million for the same period in 2005. Selling, general and administrative expenses were 42.0% and 40.3% as a percentage of revenue for the third quarter of 2006 and 2005, respectively. On a constant currency basis, the third quarter 2006 selling, general and administrative expenses increased by 2% compared to the same period of 2005. Increases were from the inclusion of Balance for the entire quarter, and in Belgium and the U.K, were partially offset by a decrease in the Netherlands reintegration business.

Hudson Europe’s EBITDA was $4.4 million for the quarter ended September 30, 2006, an increase of $1.0 million or 30.5% compared to $3.4 million for the same period in 2005. EBITDA as a percentage of revenue increased to 3.7% compared to 2.9% in the third quarter of 2005. Key contributors to the increase in the EBITDA included the Netherlands-based Balance acquisition, Belgium, France, and the recruitment and talent management business in the Netherlands, partially offset by an increase in European overhead costs.

Hudson Europe’s operating income was $2.6 million for the quarter ended September 30, 2006, compared to $2.3 million for the same period of 2005. Hudson Europe’s 2006 improvement in operating results was due to the same factors as discussed with respect to EBITDA, partially offset by an increase in depreciation and amortization, primarily from the Balance acquisition.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $115.6 million for the quarter ended September 30, 2006, a decrease of 1.0% from $114.4 million for the same period of 2005. On a constant currency basis, Hudson Asia Pacific’s third quarter 2006 revenue increased approximately 2.6% compared to the third quarter of 2005. The higher revenue on a constant currency basis was primarily due to increases in Australia (+2%), primarily from permanent recruitment services, and from the Asian businesses (+13%), partially offset by a decreases in New Zealand (-4%), primarily permanent recruitment revenue.

Hudson Asia Pacific’s direct costs for the quarter ended September 30, 2006 were $71.7 million, a decrease of $0.6 million or 0.9% compared to $72.3 million for the same period of 2005. On a constant currency basis, direct costs increased 0.9% for the third quarter of 2006 in comparison to the same period of 2005.

Hudson Asia Pacific’s gross margin for the quarter ended September 30, 2006 was $43.9 million, higher by $1.8 million, or 4.3%, from $42.1 million reported for the third quarter of 2005, resulting from growth in permanent recruitment in Asia and Australia and a stable temporary contracting business in Australia. Gross margin as a percentage of revenue was 38.0% for the third quarter of 2006, an increase from 36.8% for the same period of 2005, as a result of higher permanent placement revenues, partially offset by a decline in temporary contracting margins from 16.4% in 2005 to 16.0% in 2006. On a constant currency basis, gross margin increased by 5.6% for the quarter ended September 30, 2006 when compared to the quarter ended September 30, 2005. Gross margin growth in the quarter was a result of increases in Australian (+8%), primarily from permanent recruitment and the Asian businesses (+12%).

Hudson Asia Pacific’s selling, general and administrative costs were $33.9 million for the quarter ended September 30, 2006, lower by 1.7% from $34.6 million for the same period in 2005. Selling, general and administrative expenses were 29.4% and 30.3% as a percentage of revenue for the third quarters of 2006 and 2005, respectively. On a constant currency basis, the third quarter 2006 selling, general and administrative expenses decreased by 0.5%, compared to the same period of 2005.

Hudson Asia Pacific’s EBITDA was $10.7 million for the quarter ended September 30, 2006, an increase of 25.9% or $2.2 million, from $8.5 million for the same period of 2005. EBITDA as a percentage of revenue increased to 9.2% in the third quarter of 2006 from 7.4% for the same period of 2005, primarily due to an increase in Australia, and smaller increases in the Asian businesses.

Hudson Asia Pacific’s operating income was $9.9 million for the quarter ended September 30, 2006, an increase of 32.6% from $7.5 million for the same period of 2005. Hudson Asia Pacific’s increase in operating results for the third quarter of 2006 was primarily due to the same factors as discussed in EBITDA.

Corporate and Other

Corporate expense for the quarter ended September 30, 2006 was $7.5 million compared to $9.9 million for the same period of 2005. The decrease in corporate expense was primarily the result of improved cost management and lower compensation expenses, partially offset by costs associated with the prior period restatement announced in August 2006 ($0.9 million) and reorganization expenses of $0.5 million in 2006.

Other non-operating income, including net interest expense, was less than $0.1 million for the quarter ended September 30, 2006, essentially unchanged when compared to the same period of 2005. The third quarter of 2006 income included a gain on the sale of the Scottish industrial business ($0.6 million).

The provision for income taxes from continuing operations for the quarter ended September 30, 2006 was $2.2 million on pretax income of $6.2 million, compared with a provision of $2.2 million on pretax income of $2.2 million for the same period of 2005. The tax provision in the third quarter of 2006 related primarily to an increase in current foreign tax provisions in locations where there were no tax-loss carry-forwards available to offset taxable income, partially offset by a lower deferred tax provision related to amortization of acquired intangible assets and non-operating income items and the reduction of a valuation allowance on a deferred tax benefit in New Zealand ($0.9 million). In the current period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses, including corporate expenses. This was offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions.

Income from continuing operations was $4.0 million in the third quarter of 2006 compared to essentially breakeven results in the comparable period of 2005. Basic and diluted income from continuing operations per share was $0.16 for the quarter ended September 30, 2006, compared to basic and diluted income from continuing operations per share of $0.00 for the quarter ended September 30, 2005.

Discontinued Operations

The former Highland segment comprises the Company’s discontinued operations. Income from discontinued operations decreased in the third quarter of 2006 to $0.3 million compared to $1.1 million in the same period in 2005, primarily as a result of lower revenues and income in the U.K., Australia and Canada and expenses related to continental Europe, partially offset by an increase in the U.S. Basic and diluted income from discontinued operations per share were $0.02 and $0.01, respectively, for the quarter ended September 30, 2006 compared to basic and diluted income of $0.05 per share for the quarter ended September 30, 2005.

Net Income

Net income was $4.3 million for the quarter ended September 30, 2006, compared to income of $1.2 million for the same period in 2005. Basic and diluted loss per share were $0.18 and $0.17 for the quarter ended September 30, 2006, respectively, compared to basic and diluted income of $0.05 per share in the quarter ended September 30, 2005.

	Nine Months Ended September 30,
	2006			2005
	As Reported	Currency Translation	Constant Currency	As Reported
Revenue:
Hudson Americas	$345,255	$(240)	$345,015	$329,479
Hudson Europe	358,075	5,654	363,729	364,341
Hudson Asia Pacific	326,982	12,527	339,509	334,236

Total	1,030,312	17,941	1,048,253	1,028,056
Direct costs:
Hudson Americas	264,758	(146)	264,612	245,327
Hudson Europe	197,362	3,150	200,512	209,819
Hudson Asia Pacific	202,801	8,265	211,066	212,179

Total	664,921	11,269	676,190	667,325
Gross margin:
Hudson Americas	80,497	(94)	80,403	84,152
Hudson Europe	160,713	2,504	163,217	154,522
Hudson Asia Pacific	124,181	4,262	128,443	122,057

Total	$365,391	$6,672	$372,063	$360,731

Selling, general and administrative (a):
Hudson Americas	$89,351	$(178)	$89,173	$78,513
Hudson Europe	147,658	2,310	149,968	145,707
Hudson Asia Pacific	101,625	3,485	105,110	102,649
Corporate	22,647	0	22,647	29,677

Total	$361,281	$5,617	$366,898	$356,546

(a)	Selling, general and administrative expenses include depreciation and amortization.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Hudson Americas

Hudson Americas’ revenue was $345.3 million for the nine months ended September 30, 2006, an increase of $15.8 million or 4.8% from $329.5 million for the same period of 2005. Revenues increased in permanent recruitment services (+28%) and temporary contracting services (+4%). Hudson Americas’ revenue was higher in 2006 as a result of increases in the Legal (+31%), Management Search (+56%) and Energy, Operations and Scientific Resources (+7%) practice groups, offset by a decrease in the IT (-17%) and Aerospace & Defense (-12%) practice groups and flat revenue in the Financial Solutions practice group.

Hudson Americas’ direct costs for the nine months ended September 30, 2006 were $264.8 million compared to $245.3 million for 2005, an increase of 7.9%. The increase in the direct costs related to the increase in Hudson Americas’ temporary contracting costs (+8%) compared to 2005. On a constant currency basis, direct costs increased 7.9% for the first nine months of 2006 in comparison to 2005.

Hudson Americas’ gross margin for the nine months ended September 30, 2006 was $80.5 million, lower by $3.7 million, or 4.3%, from $84.2 million reported for the same period of 2005. On a constant currency basis, gross margin decreased by 4.5% for the nine months ended September 30, 2006 compared to the same period of 2005. Hudson Americas reported a 7.1% decrease in gross margin due to declines in its Aerospace & Defense (-20%, increased direct costs from allowable overtime credits), IT (-25%) and Financial Solutions (-3%) practice groups. These decreases were partially offset by increases in the Legal (+18%, despite a lower temporary contracting margin contribution) and Management Search (+51%) practice groups. Gross margin, as a percentage of revenue, was 23.3% for the first nine months of 2006, a decrease from 25.5% for the same period in 2005, primarily as a result of a 14.1% decrease in the temporary contracting gross margin as a percent of temporary contracting revenue, from the Legal and IT practice groups as a result of increased competition. Permanent recruitment as a percentage of gross margin increased to approximately 28% in 2006, compared to 22% in the same period of 2005.

Hudson Americas’ selling, general and administrative costs were $89.4 million for the nine months ended September 30, 2006, higher by $10.9 million or 13.8% from $78.5 million for the same period in 2005. Selling, general and administrative expenses were 25.9% and 23.8% of revenue for the first nine months of 2006 and 2005, respectively. The increase in selling, general and administrative costs was primarily due to increases in sales staff compensation (+14%) and an increase in costs associated with the accounting and management software stabilization and back-office process reengineering.

Hudson Americas’ EBITDA loss was $6.7 million for the nine months ended September 30, 2006, a decrease of $15.2 million compared to EBITDA of $8.5 million for the comparable period of 2005. The primary reasons for the nine month 2006 EBITDA loss were the decrease in the gross margin, as discussed above, and the increased selling, general and administrative costs.

Hudson Americas’ operating loss was $10.7 million for the nine months ended September 30, 2006, compared to operating income of $4.8 million for the same period of 2005. Hudson Americas increased loss in the first nine months of 2006, compared to the same period of 2005, was due to the same factors as discussed with respect to EBITDA.

Hudson Europe

Hudson Europe’s revenue was $358.1 million for the nine months ended September 30, 2006, down 1.7% from $364.3 million for the same period of 2005. On a constant currency basis, Hudson Europe’s revenue decreased approximately 0.2% comparing the first nine months of 2006 to the same period of 2005. The largest constant currency revenue decreases were primarily from lower temporary contracting revenue in the U.K. (-10%), primarily in lower margin industrial contracting services, and a decrease in the Netherlands reintegration businesses (-50%), partially offset by increases primarily from the Netherlands (+38%), which was driven by the results of Balance (acquired August 2005), increased talent management and recruitment revenues in Belgium (+13%), and increased recruitment revenues in France (+20%) and Central and Eastern Europe (+26%).

Hudson Europe’s direct costs for the nine months ended September 30, 2006 were $197.4 million, a decrease of $12.5 million or 5.9% compared to $209.8 million for the same period of 2005. On a constant currency basis, direct costs decreased 4.4% for the first nine months of 2006 in comparison to the same period of 2005.

Hudson Europe’s gross margin for the nine months ended September 30, 2006 was $160.7 million, an increase of $6.2 million or 4.0% from the comparable period in 2005. Gross margin as a percentage of revenue was 44.9% for the first nine months of 2006, an increase from 42.4% for the same period in 2005, primarily due to a reduction in lower margin business in the UK and the inclusion of the higher margin Balance business in 2006. On a constant currency basis, gross margin increased by 5.6% for the nine months ended September 30, 2006 when compared to the same period in 2005. Hudson Europe’s largest constant currency increases were in the permanent placement and talent management gross margins of France (+17%), Belgium (+11%), and Central and Eastern Europe (+41%), the Netherlands ($0.9 million, primarily the result of the inclusion of Balance in 2006 results, partially offset by lower gross margin from the reintegration business) and slightly lower gross margins in the U.K. The increases in temporary contracting margins are a product of two different actions, the addition of the Balance acquisition and a strategic U.K. focus of exiting lower margin contracts, such as the Scottish industrial business.

Hudson Europe’s selling, general and administrative costs were $147.7 million for the nine months ended September 30, 2006, lower by 1.3% from $145.7 million for the same period in 2005. Selling, general and administrative expenses were 41.2% and 40.0% as a percentage of revenue for the first nine months of 2006 and 2005, respectively. On a constant currency basis, the first nine months of 2006 selling, general and administrative expenses increased by 2.9% compared to the same period of 2005. The increased costs were primarily from the Balance acquisition, Belgium (+7%) and Central and Eastern Europe (+38%), offset by decreases in the reintegration business in the Netherlands (-50%) and the U.K. (-3%).

Hudson Europe’s EBITDA was $18.0 million for the nine months ended September 30, 2006, an increase of $5.8 million compared to $12.2 million for the same period in 2005. The group achieved an EBITDA of 5.0% of revenue compared to 3.3% in the first nine months of 2005. Key EBITDA contributors included the United Kingdom (+25%), the Netherlands-based Balance acquisition, Belgium (+29%) and France, which reported an EBITDA loss in 2005. These increases were partially offset by a decrease in the Netherlands (-88%), primarily from a decrease in reintegration revenue.

Hudson Europe’s operating income was $12.6 million for the nine months ended September 30, 2006, compared to $9.2 million for the same period of 2005. Hudson Europe’s 2006 improvement in operating results was due to the same factors as discussed with respect to EBITDA, offset in part by an increase in amortization related to the Balance acquisition intangible assets ($2.9 million).

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $327.0 million for the nine months ended September 30, 2006, a decrease of 2.2% from $334.2 million for the same period of 2005. On a constant currency basis, Hudson Asia Pacific’s revenue increased approximately 1.6% comparing the first nine months of 2006 to comparable period of 2005. The higher revenue on a constant currency basis was primarily due to increases in Australia (+2%) from permanent recruitment services, and the Asian businesses (+10%), partially offset by a decreases in New Zealand (-3%), primarily permanent recruitment services revenue. Growth was strong in the Asian countries and economic conditions improved somewhat in the first nine months in Australia. New Zealand’s economic environment was such that the business mix turned to fewer permanent recruitment placements, partially offset by an increase in temporary contracting engagements.

Hudson Asia Pacific’s direct costs for the nine months ended September 30, 2006 were $202.8 million, a decrease of $9.4 million or 4.4% compared to $212.2 million for the comparable period of 2005. On a constant currency basis, direct costs increased by $1.1 million or 0.5% for the first nine months of 2006 in comparison to the same period of 2005.

Hudson Asia Pacific’s gross margin for the nine months ended September 30, 2006 was $124.2 million, higher by $2.1 million, or 1.7%, from $122.1 million reported for the nine months ended September 30, 2005. Gross margin, as a percentage of revenue, was 38.0% for the first nine months of 2006, an increase from 36.5% for the same period of 2005. On a constant currency basis, gross margin increased by 5.2% for the nine months ended September 30, 2006 when compared to the same period of 2005. Gross margin growth in the first nine months of 2006 was a result of increases in the Australian (+8%) and Asian businesses (+10%), partially offset by a decrease in New Zealand (-11%), primarily in permanent recruitment.

Hudson Asia Pacific’s selling, general and administrative costs were $101.6 million for the nine months ended September 30, 2006, higher by 0.9% from $102.6 million for the same period in 2005. Selling, general and administrative expenses were 31.1% and 30.7% as a percentage of revenue for the first nine months of 2006 and 2005, respectively. On a constant currency basis, the first nine months of 2006 selling, general and administrative expenses increased by 2.4%, compared to the same period of 2005. The largest increases in costs were for sales compensation (+4%), primarily related to the higher permanent placement gross margins, partially offset by lower depreciation and amortization expense (-$3.3 million).

Hudson Asia Pacific’s EBITDA was $24.8 million for the nine months ended September 30, 2006, a decrease of 1.0% or $0.2 million, from $25.0 million for the same period of 2005. EBITDA as a percentage of revenue was essentially unchanged at 7.6% in the first nine months of 2006 compared to 7.5% for the same period of 2005. The decrease in EBITDA was the result of lower results in New Zealand (-17%), partially offset by increased EBITDA in the Asian businesses (+8%). Australia’s EBITDA was essentially flat with higher occupancy costs, due to the absence of certain lease termination credits recorded in 2005 when vacating a long-term office lease, essentially offset by cost controls put in place early in 2006.

Hudson Asia Pacific’s operating income was $22.5 million for the nine months ended September 30, 2006, an increase of 15.5% from $19.5 million for the same period of 2005. Hudson Asia Pacific’s increase in operating results for the first nine months of 2006 was primarily due to lower depreciation and amortization expenses in Australia from the absence of certain capital lease assets from vacating a long-term office lease, partially offset by the same factors as discussed in EBITDA.

Corporate and Other

Corporate expense for the nine months ended September 30, 2006 was $23.2 million, compared to $29.7 million for the same period of 2005. The decrease in corporate expense was primarily the result of a decrease in compensation expense ($2.3 million), third-party costs related to a reduction in certain company-wide initiatives ($3.1 million) and other administrative expenses, partially offset by reorganization expenses of $0.5 million in 2006.

Other non-operating expenses, including net interest expense, were $0.1 million for the nine months ended September 30, 2006, compared to expenses of $2.7 million in the same period of 2005.

The provision for income taxes for the nine months ended September 30, 2006 was $6.2 million on a pretax income of $1.2 million, compared with a provision of $4.8 million on a pretax income of $1.1 million for the same period of 2005. The higher tax provision in the first nine months of 2006 related primarily to an increase in current foreign tax provisions in locations where there were no tax-loss carry-forwards available to offset taxable income, partially offset by lower a deferred tax provision related to amortization of acquired intangible assets and the reduction of a valuation allowance on a deferred tax benefit in New Zealand ($0.9 million). In the current period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses, primarily corporate expenses. This was offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions.

Loss from continuing operations was $5.0 million in the first nine months of 2006 compared to a loss of $3.7 million in the comparable period of 2005. Basic and diluted loss from continuing operations per share was $0.21 for the nine months ended September 30, 2006, compared to basic and diluted loss from continuing operation per share of $0.17 for the nine months ended September 30, 2005.

Discontinued Operations

The former Highland segment comprises the Company’s discontinued operations. Income from discontinued operations decreased in the first nine months of 2006 to $1.9 million compared to $2.8 million in the same period in 2005, primarily as a result of lower revenues and income in the U.K., Australia and Canada and expenses related to continental Europe, partially offset by an increase in the U.S. Basic and diluted income from discontinued operations per share were $0.08 for the nine months ended September 30, 2006, compared to basic and diluted income from discontinued operations of $0.13 per share in the nine months ended September 30, 2005.

Net Loss

Net loss was $3.2 million for the nine months ended September 30, 2006, compared to a net loss of $1.0 million for the same period in 2005. Basic and diluted loss per share were $0.13 for the nine months ended September 30, 2006, compared to basic and diluted loss of $0.04 per share in the nine months ended September 30, 2005. For the first nine months of 2006 and 2005, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of approximately 798,000 and 1,265,000 of potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from funding working capital requirements.

During the nine months ended September 30, 2006, the Company generated cash from operating activities of $17.5 million compared to net cash used of $20.8 million during the same period of 2005. Cash usage decreased in the first nine months of 2006 from the first nine months of 2005 primarily as a result of lower cash requirements to fund working capital, significantly lower accounts receivable in Hudson Americas ($41.1 million), from an unusual unbilled receivable build-up in 2005, and Hudson Europe ($15.3 million) on improved collections and billing procedures, and lower cash requirements for business reorganization expenses ($3.9 million), partially offset by higher working capital used in accounts receivable in Hudson Asia Pacific ($8.6 million). Cash flow provided from discontinued operations included in operating activities for the nine months ended September 30, 2006 and 2005 was $1.2 million and $2.8 million, respectively.

During the nine months ended September 30, 2006 and 2005, the Company used cash in investing activities of $12.3 million and $34.0 million, respectively. This use of cash was related to capital expenditures ($4.9 million) and the purchase of businesses in the current period and earn-outs on prior period acquisitions ($10.2 million) in the first nine months of 2006, partially offset by proceeds from the sale of assets ($2.8 million). Investing activities in 2005 were for capital expenditures ($8.3 million) and the purchase of a business ($25.8 million). Cash flow used by discontinued operations included in investing activities for the nine months ended September 30, 2006 and 2005 were less than $0.1 million and $0.1 million, respectively.

During the nine months ended September 30, 2006, the Company used cash in financing activities of $8.3 million, compared to cash provided by financing activities of $68.1 million. The cash used in 2006 was primarily to net repayments under the Credit Facility ($8.4 million), compared to cash provided in 2005 from net borrowing under the credit facility of $23.2 and proceeds from the issuance of common stock of $45.0 million. There were no cash flows from discontinued operations included in financing activities for any periods presented.

The Company has a senior secured credit facility for $75.0 million (the “Credit Facility”). The maturity date of the Credit Facility is March 31, 2009. Outstanding loans bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option, and had a weighted average interest rate of 7.42% as of September 30, 2006. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of September 30, 2006, the Company had outstanding borrowings of $21.7 million and letters of credit issued and outstanding of approximately $11.4 million under the Credit Facility. Upon completion of the sale of Highland, the Company used $14.0 million of the proceeds to make repayments on the outstanding borrowings of the Credit Facility. Available credit for use under the Credit Facility as of September 30, 2006 was $37.6 million. Letters of credit are used to support certain of the Company’s office leases, the worker’s compensation policy and its finance leases.

The Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain its minimum Adjusted EBITDA (as defined in the Credit Facility) and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. The minimum Adjusted EBITDA covenant generally provides that the Company’s Adjusted EBITDA for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2006 may not be less than $15.0 million, $15.0 million, $25.0 million, $25.0 million, respectively. The maximum capital expenditure covenant provides that the Company’s capital expenditures for 2006 may not exceed $14.0 million. On October 2, 2006, the Company entered into an amendment to the Credit Facility that changes the definition of Adjusted EBITDA in the Credit Facility to exclude the first quarter 2006 restatement in the amount of $2.2 million, the second quarter 2006 prior period adjustments of $1.6 million, and interest expense, income taxes, depreciation and amortization, non-operating income and expenses and reorganization charges attributable to the discontinued operations arising from the sale of Highland. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. The Company is evaluating a new, expanded credit facility with more favorable terms.

The Company believes that the cash and cash equivalents on hand at September 30, 2006, supplemented by the Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to the Company’s management of its operating growth and working capital, fluctuations in the global economy and unemployment rates. The Company does not expect that the loss of the cash flows from discontinued operations will have a material impact on the Company’s liquidity or its ability to finance its operations. Total third-party capital lease debt and related capital lease assets, net of accumulated amortization, were $1.1 million and $2.8 million, respectively, as of September 30, 2006. The Company’s existing acquisition shelf registration statement to issue up to 1,350,000 shares of its common stock can provide an additional mechanism of funding acquisitions.

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

All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the Company’s history of negative cash flows and operating losses may continue, (2) the ability of clients to terminate their relationship with the Company at any time, (3) the impact of global economic fluctuations on the Company’s temporary contracting operations, (4) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (5) risks relating to the Company’s foreign operations, including foreign currency fluctuations, (6) risks and financial impact associated with acquisitions and dispositions of non-strategic assets; (7) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (8) competition in the Company’s markets and the Company’s dependence on highly skilled professionals, (9) fluctuations in the Company’s operating results from quarter to quarter, (10) restrictions imposed by blocking arrangements, (11) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (12) the Company’s dependence on key management personnel, (13) the impact of government regulations, (14) risks associated with the remediation work being performed on the company’s PeopleSoft system and, (15) the Company’s ability to maintain effective internal control over financial reporting. Please see “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006 for more information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s borrowings are loans under the Credit Facility, fixed rate leases and seller financed notes. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. During the nine months ended September 30, 2006, the Company borrowed $402.5 million and repaid $410.9 million under its credit facility, which bears interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Company does not trade derivative financial instruments for speculative purposes.

The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the nine months ended September 30, 2006, approximately 78.7% of gross margin was earned outside the United States and collected in local currency, and related operating expenses also were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the nine months ended September 30, 2006, the Company had a translation gain of $5.0 million, primarily attributable to the weakening of the U.S. dollar against the British pound and the euro.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, from time to time, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on intercompany loan balances. At September 30, 2006, the Company had no outstanding foreign currency forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2006.

Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2006 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Commencing in the fourth quarter of 2006, the Company has undertaken a project to improve the effectiveness of its current business system, PeopleSoft. This work is not expected to materially affect the current internal control structure. It is expected to automate certain of the controls and make them generally easier to perform and test.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. No material change to such risk factors has occurred during the nine months ended September 30, 2006.

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
Dated: November 8, 2006
	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: November 8, 2006

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