Form 10-K
period 2006-12-31
HUDSON HIGHLAND GROUP INC
filed 2007-03-16
CIK 1210708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-50129

HUDSON HIGHLAND GROUP, INC.

(Exact Name of Registrant As Specified in Its Charter)

Delaware	59-3547281
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

560 Lexington Avenue, New York, New York 10022

(Address of Principal Executive Offices)

(212) 351-7300

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $264,615,000 as of June 30, 2006.

The number of shares of Common Stock, $.001 par value, outstanding as of March 1, 2007 was 25,062,773

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Hudson Highland Group, Inc. (the “Company” or “we”, “us” and “our”) is one of the world’s largest specialized professional staffing and talent management solutions providers. The Company provides professional staffing services on a permanent, contract and temporary basis and a range of talent management services to businesses operating in many industries. The Company helps its clients in recruiting employees for positions ranging from mid to senior level professional candidates. The Company is organized into three reportable segments, the three Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific. These groups constituted approximately 23%, 44%, and 33% of the Company’s gross margin, respectively, for the year ended December 31, 2006. The Company sold its executive search business, Highland Partners (“Highland”), in the fourth quarter of 2006, and presents Highland’s results as discontinued operations.

Hudson’s three regional businesses provide professional temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a temporary assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services, or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

All of the Hudson regional businesses also provide organizational effectiveness and development services through their Talent Management Solutions units. These services encompass candidate assessment, competency modeling, leadership development, performance management, and career transition. These services enable Hudson to offer clients a comprehensive set of management services including attracting, assessing and selecting best-fit employees.

Hudson Americas operates from 37 offices in two countries, with 97% of its 2006 gross margin generated in the United States. Hudson Europe operates from 41 offices in 14 countries, with 55% of its 2006 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 26 offices in 6 countries, with 66% of its 2006 gross margin stemming from Australia.

Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional consulting.

The Company and its subsidiaries comprise the operations, assets and liabilities of the three Hudson regional businesses. The Hudson Regional Businesses were historically the combination of 54 acquisitions made between 1999 and 2001, which became the eResourcing division of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. The Highland business was historically the combination of 13 acquisitions, which became the Executive Search business of Monster. Some of the Company’s constituent businesses have operated for more than 20 years. On March 31, 2003, Monster distributed all of the outstanding shares of the Company to its stockholders of record on March 14, 2003 (the “Distribution”). Since the Distribution, the Company has operated as an independent publicly held company, adding one mid-sized and five smaller acquisitions, and reorganizing a number of smaller business units after determining that those businesses were not viable profit centers.

DISCONTINUED OPERATIONS

Effective October 1, 2006, the Company completed the sale (the “Sale”) of the Highland executive search business to Heidrick & Struggles International, Inc. The Highland business was a separate reportable segment of the Company. As a result of the Sale, the Company has classified the results of operations of Highland as a discontinued operation.

SALES AND MARKETING

Each of Hudson’s regional businesses maintains a sales force that is aligned along functional practice areas or industry sector groups as appropriate for the market. At the same time, these business development specialists receive incentives for cross-selling services with other practices and business units as the client need arises. In addition, each region has a designated international sales liaison that coordinates new business efforts with other geographies as opportunities arise for global recruitment and/or talent management needs from a client or prospect.

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

CLIENTS

The Company’s clients include small to large-sized corporations and government agencies. No one client accounted for more than 5% of total annual revenue in 2006. At December 31, 2006, there were approximately 950 Hudson Americas clients, 3,200 Hudson Europe clients and 4,700 Hudson Asia Pacific clients.

COMPETITION

The markets for the Company’s services and products are highly competitive. There are few barriers to entry, so new entrants occur frequently, resulting in a great deal of fragmentation. Companies in this industry compete on price, new capabilities and technologies, client attraction methods, and speed of completing assignments.

EMPLOYEES

The Company employs approximately 3,600 people worldwide. In most jurisdictions, our employees are not represented by a labor union or a collective bargaining agreement. The Company regards its relationships with its employees as satisfactory.

SEGMENT AND GEOGRAPHIC DATA

Financial information concerning the Company’s reportable segments and geographic areas of operation is included in Note 19 in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Since our spin-off in 2003, we have had a history of negative cash flows and operating losses that may reoccur in the future.

We have experienced negative cash flows and we have shown operating and net losses in the past. For the year ended December 31, 2006, we provided cash from operating activities of $35.9 million and we recorded net income from continuing operations of $1.5 million. However, we cannot provide any assurance that we will have positive cash flows or operating profitability in the future. We expect to continue to experience fluctuations in cash flows from operating activities for at least the next year. If our revenue grows more slowly than we anticipate or if operating expenses exceed our expectations, we may not be profitable or may not generate positive operating cash flows in the next year.

Our revenues can vary because our clients can terminate their relationship with us at any time with limited or no penalty.

We provide professional search and mid-market professional staffing services on a temporary assignment-by-assignment basis, which clients can generally terminate at any time or reduce their level of use when compared to prior periods. Our professional search and professional staffing business is also significantly affected by our clients hiring needs and their views of their future prospects. Clients may, on very short notice, reduce or postpone their recruiting assignments with us and therefore, affect demand for our services.

Our operations will be affected by global economic fluctuations.

Demand for our services may fluctuate with changes in economic conditions, especially those resulting in slower or reduced employment growth. Because we operate from many small offices with fixed overhead, we have only limited flexibility to reduce expenses during economic downturns. Further, we may face increased pricing pressures during these times. For example, during 2001 and 2002, employers across the United States reduced their overall workforce to reflect the slowing demand for their products and services. In turn, our revenue was significantly reduced in the United States. Economic conditions could deteriorate in 2007, which could have a material adverse effect on our business, financial condition and operating results.

Our credit facility restricts our operating flexibility.

We have a $75.0 million senior secured bank credit facility. As of December 31, 2006, there were no outstanding borrowings under the facility and there were a total of $10.7 million of outstanding letters of credit issued under the credit facility. Available credit for use under the credit facility as of December 31, 2006 was $64.3 million. Our ability to borrow under the credit facility is tied to a borrowing base of our eligible accounts receivable. If the amount or quality of our accounts receivable deteriorates, our ability to borrow under the credit facility will be directly affected. In addition, our credit facility requires that we satisfy certain financial covenants, including complying with targeted levels of adjusted EBITDA. As a result, we cannot assure you that we will be able to borrow under our credit agreement if we need money to fund working capital or other needs. In addition, our credit facility contains various restrictions and covenants that restrict our operating flexibility including:

•	prohibitions on payments of dividends and repurchases of stock;

•	restrictions on our ability to make additional borrowings, or to consolidate, merge or otherwise fundamentally change our ownership; and

•	limitations on investments, dispositions of assets and guarantees of indebtedness.

These restrictions and covenants could have important consequences for investors, including the need to use a portion of our cash flow from operations for debt service rather than for our operations, an inability to incur additional debt financing for future working capital or capital expenditures, a lesser ability to take advantage of significant business opportunities, such as acquisition opportunities, or to react to market conditions, a lesser ability to sell assets, grant or incur liens on our assets, or engage in mergers or consolidations.

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

We conduct operations in over 20 foreign countries. For the years ended December 31, 2006, 2005 and 2004, approximately 67%, 67% and 72%, respectively, of our revenue was earned outside of the United States. Our financial results could be materially affected by a number of factors particular to international operations. These include but are not limited to difficulties in staffing and managing foreign operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements; issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property; and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

Regarding the foreign currency risk inherent in foreign operations, the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our financial statements. In addition, we generally pay operating expenses in the corresponding local currency. We had no hedging or similar foreign currency contracts outstanding at December 31, 2006. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the revenue and income of our operations in addition to economic exposure. This risk could have a material adverse effect on our business, financial condition and operating results.

We face risks associated with acquisitions and dispositions of non-strategic assets.

From time to time, we make acquisitions. The success of these acquisitions is dependent upon our ability to integrate acquired personnel, operations, products and technologies into our organization effectively; and our ability to retain and motivate key personnel and to retain the clients of acquired firms. If we are not successful at integrating an acquisition into our operations, our financial results may be materially adversely affected. Acquisition agreements may also impose contingent future payments to the sellers. We have also disposed of a number of non-strategic assets, including the divestitures of Highland Partners and Hudson Europe’s Scottish industrial trade businesses in 2006, and expect to continue this process over the next year by disposing of other lower margin operations. However, we cannot provide any assurance we will be able to dispose of these lower margin operations on acceptable economic terms, or at all.

We rely on our information systems, and if we lose that technology or fail to further develop our technology, our business could be harmed.

Our success depends in large part upon our ability to store, retrieve, process, and manage substantial amounts of information, including our client and candidate databases. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or any interruption or loss of our information processing capabilities, for any reason, could harm our business, results of operations or financial condition.

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

We have no significant proprietary technology that would preclude or inhibit competitors from entering the mid-market professional staffing and temporary contracting and executive search markets. We cannot provide assurance that existing or future competitors will not develop or offer services and products that provide significant performance, price, creative or other advantages over our services. In addition, we believe that with continuing development and increased availability of information technology, the industries in which we compete may attract new competitors. Specifically, the advent and increased use of the Internet may attract technology-oriented companies to the professional search industry. We cannot provide assurance that we will be able to continue to compete effectively against existing or future competitors. Any of these events could have a material adverse effect on our business and operating results.

Our operating results fluctuate from quarter to quarter and therefore quarterly results cannot be used to predict future periods’ results.

Our operating results fluctuate quarter to quarter in the past primarily due to the vacation periods of the first quarter in the Australasia region and the third quarter in the United States and Europe regions. Demands for our services are typically lower during vacation periods.

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

Our continued success will depend to a significant extent on our senior management, including Jon F. Chait, our Chairman and Chief Executive Officer. The loss of the services of Mr. Chait or one or more key employees could have a material adverse effect on our business, financial condition and operating results. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could have a material adverse effect on our business, financial condition and operating results.

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

In addition, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock payable upon the close of business on February 28, 2005 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of our Series A Junior Participating Preferred Stock, (“Preferred Shares”) at a price of $60 per one one-hundredth of a Preferred Share, subject to adjustment. These Rights may make the cost of acquiring us more expensive and, therefore, make an acquisition more difficult.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

All of the Company’s operating offices are located in leased premises. Our principal office is currently located at 560 Lexington Avenue, New York, New York, where we occupy space under a lease expiring in March 2017.

In the United States, Hudson Americas operates from 36 leased locations with space of approximately 443,000 square feet, which included five leased locations with space of approximately 88,000 square feet, which are shared between the Hudson North America and corporate functions and included our now vacated former headquarters in New York.

Outside the United States, in the 20 countries in which the Company is located, Hudson Europe is the lessee of 41 locations with approximately 360,000 square feet, Hudson Asia Pacific is the lessee of 26 locations with approximately 400,000 square feet, and Hudson Americas is a lessee of one location with approximately 10,000 square feet. All leased space is considered to be adequate for the operation of its business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, cash flows or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of February 24, 2007, regarding the executive officers of Hudson Highland Group, Inc.:

Name	Age	Title
Jon F. Chait	56	Chairman and Chief Executive Officer
Mary Jane Raymond	46	Executive Vice President and Chief Financial Officer
Margaretta R. Noonan	49	Executive Vice President and Chief Administrative Officer
Donald E. Bielinski	57	Senior Vice President, Chairman—Asia Pacific Region and Chairman—Hudson Talent Management
Richard S. Gray	50	Senior Vice President, Marketing and Communications
Latham Williams	54	Senior Vice President, Legal Affairs and Administration, Corporate Secretary
Neil J. Funk	55	Vice President, Internal Audit
Elaine A. Kloss	49	Vice President, Finance and Treasurer
Ralph L. O’Hara	62	Vice President and Global Controller

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

Margaretta R. Noonan has served as Executive Vice President and Chief Administrative Officer since February 2, 2005. Prior to that Ms. Noonan served as Executive Vice President, Human Resources since she joined the Company in January 2003. Prior to joining the Company, Ms. Noonan served as Senior Vice President, Global Human Resources and corporate officer of Monster Worldwide, Inc. Prior to joining Monster in 1998, Ms. Noonan was Vice President, Human Resources—Stores, for the Lord & Taylor division of May Department Stores Company, a large retail department store, from February 1997 to May 1998 and was Vice President, Human Resources, of Kohl’s Corporation, a large retail department store, from November 1992 to February 1997.

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

Latham Williams has served as Vice President, Legal Affairs and Administration, Corporate Secretary since joining the Company in January 2003. Prior to joining the Company, Mr. Williams was a Partner, Leader Diversity Practice Group and Co-Leader Global Legal Practice in Monster’s executive search division. Prior to joining Monster in 2001, Mr. Williams was an equity partner with the international law firm of Sidley Austin LLP from 1993 to 2000, specializing in health care joint ventures, mergers and acquisitions. Before joining Sidley Austin, Mr. Williams was an equity partner in the Chicago-based law firm of Gardner, Carton & Douglas and was with the firm from 1981 to 1993.

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

MARKET FOR COMMON STOCK

The Company’s common stock is listed for trading on the NASDAQ Global Market under the symbol “HHGP”. On December 31, 2006 there were approximately 1,428 holders of record of the Company’s common stock.

The following is a list by fiscal quarter of the market prices of the stock.

	Market Price
2006	High	Low
Fourth quarter	$18.11	$9.10
Third quarter	$11.51	$8.23
Second quarter	$20.75	$10.49
First quarter	$19.29	$14.52

2005
Fourth quarter	$28.32	$17.28
Third quarter	$25.80	$15.36
Second quarter	$17.35	$13.21
First quarter	$17.84	$13.10

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

ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2006, the Company made no repurchases of its equity securities.

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A of 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

PERFORMANCE INFORMATION

The Company was spun off from Monster on March 31, 2003. Shares of Common Stock began trading on an “actual” basis on the NASDAQ Global Market on April 1, 2003. The following graph compares on a cumulative basis changes since April 2, 2003 in (a) the total stockholder return on the Common Stock with (b) the total return on the Russell 2000 Index and (c) the total return on the companies in a peer group selected in good faith by the Company, in each case assuming reinvestment of dividends. Such changes have been measured by dividing (a) the difference between the price per share at the end of and the beginning of the measurement period by (b) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on April 1, 2003 in Common Stock, the Russell 2000 Index and the peer group consisting of Kforce Inc., MPS Group, Inc., Manpower, Inc., Spherion Corporation, CDI Corp. and Robert Half International Inc. The returns of each component company in the peer group have been weighted based on each company’s relative market capitalization.

	April 1, 2003	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
HUDSON HIGHLAND GROUP, INC.	$100.00	$181.61	$220.69	$266.05	$255.63
PEER GROUP	$100.00	$172.08	$196.50	$223.93	$260.16
RUSSELL 2000 INDEX	$100.00	$151.05	$176.73	$182.60	$213.64

ITEM 6.	SELECTED FINANCIAL DATA

The following table shows selected financial data of the Company and has been derived from, and should be read together with, the consolidated financial statements and corresponding notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Items 7 and 8 of this Form 10-K. The Company’s consolidated financial statements prior to the Distribution reflect the historical financial position, results of operations and cash flows of the businesses Monster transferred to the Company as part of the Distribution. The consolidated financial data as of and for the year ended December 31, 2002 are derived from HH Group audited financial statements.

	Year ended December 31,
	2006	2005 (Restated) (d,e)	2004 (d)	2003 (d,f)	2002 (d,g)
	(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS:
Revenue	$1,373,473	$1,364,806	$1,194,675	$1,021,256	$998,616

Gross margin	$494,599	$476,555	$412,091	$342,692	$346,774

EBITDA (loss) (a)	$26,898	$20,307	$(6,247)	$(264,981)	$(100,077)
Depreciation and amortization (b)	20,372	17,058	18,303	17,065	18,526

Operating income (loss)	$6,526	$3,249	$(24,550)	$(282,046)	$(118,603)

Income (loss) from continuing operations before accounting change	$1,512	$(4,530)	$(28,382)	$(285,078)	$(117,043)

Net income (loss)	$22,115	$201	$(30,285)	$(332,526)	$(424,845)

Basic income (loss) per share from continuing operations before accounting change (c)	$0.06	$(0.20)	$(1.46)	$(16.97)	$(7.01)
Basic net income (loss) per share (c)	$0.90	$0.01	$(1.56)	$(19.80)	$(25.44)
Diluted income (loss) per share from continuing operations before accounting change (c)	$0.06	$(0.20)	$(1.46)	$(16.97)	$(7.01)
Diluted net income (loss) per share (c)	$0.88	$0.01	$(1.56)	$(19.80)	$(25.44)

OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities	$35,867	$(26,298)	$(30,895)	$(42,629)	$(110,834)
Net cash provided by (used in) investing activities	$1,881	$(35,715)	$(10,128)	$(11,390)	$(16,589)
Net cash provided by (used in) financing activities	$(28,803)	$75,857	$35,278	$49,465	$112,054

	As of December 31,
	2006	2005 (Restated (d))	2004	2003	2002
BALANCE SHEET DATA:
Current assets	$280,107	$279,877	$232,833	$198,416	$215,916
Total assets	$350,869	$347,773	$281,378	$250,924	$467,104
Current liabilities	$164,287	$202,761	$182,794	$158,821	$133,714
Long-term debt, less current portion	$235	$478	$2,041	$302	$1,184
Total stockholders’ equity	$173,030	$132,454	$83,734	$69,361	$316,574

(a)

Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies. See Note 18 to the Consolidated Financial Statements for further EBITDA segment and reconciliation information.

(b)	Depreciation and amortization expense in 2006 included an impairment charge of $1,300 related to the Alder Novo acquisition.
(c)	For basic and diluted loss per share amounts for the periods prior to the Company’s spin-off from Monster on March 31, 2003, Monster’s weighted average number of shares was multiplied by the distribution ratio of one share of the Company’s common stock for every thirteen and one-third shares of Monster common stock. Basic loss per share is computed by dividing the Company’s losses by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s income from continuing operations by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method.
(d)	The results for the years ended December 31, 2005, 2004, 2003 and 2002 were adjusted from prior filings to reflect the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified retrospective method and Highland as a discontinued operation.
(e)	See Note 2 in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for the reconciliation between the restated amounts above and the amounts previously reported in the respective Form 10-Q or Form 10-K filings.
(f)	The results for the year ended December 31, 2003 included a goodwill impairment charge of $195,404 in EBITDA.
(g)	The results for year ended December 31, 2002 have been restated as a result of Monster’s restatement of operating expense related to stock options for that period. The restatement increased operating expense by $12,594, and decreased EBITDA, operating income, income from continuing operations and net income by $12,594.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Background

We have operated as an independent publicly traded company since April 1, 2003, when we were spun-off from Monster. Our businesses are specialized professional staffing services for permanent, contract and temporary services and talent management services to businesses operating in many industries and operating in over 20 countries around the world, with our largest operations being in the U.S., the U.K. and Australia. We are organized into three reportable segments, the Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific, which constituted approximately 23%, 44% and 33% of the Company’s gross margin, respectively, for the year ended December 31, 2006. Our management’s primary focus since the spin-off has been to move the Company to profitability through the execution of our strategy. This was achieved in 2005 and continued into 2006.

Strategic Actions

Our strategy, since our inception, has been focused on building our specialized professional recruitment, staffing, project solutions and talent management businesses. We believe that this core mix has growth potential for the next decade. We have focused our strategy on higher-margin specialized professional recruitment with a long term financial goal of 7-10% EBITDA margins. We will invest in growing our temporary staffing business to offset the inherent volatility of permanent recruitment. While we remain focused on these businesses, we will continue to operate non-core activities where they strategically support the core business. The execution of this strategy will drive the creation of a core business, the divestiture of certain businesses, and improved profitability. In 2006 and 2007, we undertook several initiatives to meet our long-term strategic goals.

•

We continue to invest in our specialized professional recruitment and staffing businesses. In April 2006, we completed the acquisition of Professional Solutions LLC, a Cleveland Ohio-based professional services firm, for the Hudson Americas segment.

•

We completed the sale of Highland to Heidrick & Struggles, International, Inc., effective October 1, 2006, allowing the Company to focus on its core service offerings in mid to senior level recruitment, professional staffing, and talent management solutions.

•

We sold the Scottish industrial trade business (2005 revenue of $12 million) in September 2006 and closed our office in Norway in the third quarter of 2006. In January 2007, we sold our U.K. office support business (2006 revenue of $10 million). In addition, as we have said throughout 2005 and 2006, our U.K. and, to a lesser extent, Australian teams have consistently exited or declined to renew lower margin contracts and clients.

•

We have additional non-core businesses, which total approximately 10 percent of our revenue at a 4-5 percent EBITDA margin, that we may sell over the next year. We believe these businesses will be attractive to the right buyer, but this process may take some time and the multiples obtained in these transactions are likely to be lower than our current multiple. We will continue to operate these businesses until this process is completed.

•

In the third quarter of 2006, the Company’s Board of Directors approved a restructuring program designed to reduce costs and increase the long-term profitability of the Company with actions in the following categories: consolidation of support functions, particularly between the Hudson North America business unit and corporate; closing or reducing redundant sales functions and unprofitable offices; and moves to more economical properties. The Company expects to incur additional expenses of between $3 million and $4 million related to the completion of two major facility changes and the finalization of a number of severance programs in the first half of 2007.

Restatement of 2006 and 2005 Results

In the Company’s Form 10-Q for the three months ended June 30, 2006, the Company reported that it was recording certain adjustments in the second quarter of 2006 found in conjunction with a comprehensive four month review of the accounting processes supported by the new PeopleSoft accounting and management reporting system implemented in 2005 in the Hudson North America business unit. Such adjustments consisted of reductions to accounts receivable and revenue of $0.9 million for which the applicable prior period could not practicably be determined and adjustments of $0.6 million attributable to 2005 accounts receivable and revenue. The Company received a comment letter from the U.S. Securities and Exchange Commission (the “SEC”) regarding these adjustments, as a result of which the Company decided to restate its previously reported results for 2006 and 2005, which changed the timing of the recognition of the previously disclosed adjustments. The restatement moved $0.6 million of expense from the second quarter of 2006 to the periods for which it related in the third and fourth quarter of 2005 and moved $0.9 million of expense from the second quarter of 2006 and the $0.9 million will be recorded under the SAB 108 adjustment, as discussed below. The restatement of the 2006 financial statements results in an increase of $1.6 million in the Company’s and the Hudson Americas segment’s reported 2006 revenue, EBITDA, operating income, income from continuing operations and net income, as well as an increase in basic and diluted earnings per share by $0.06. The restatement also reduced the Company’s and the Hudson Americas segment’s reported 2005 revenue, EBITDA, operating income, income from continuing operations and net income by $0.6 million, as well as decreased basic and diluted earnings per share by $0.03. As more fully described in Note 2 in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, in connection with the Company’s adoption of Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company classified the $0.9 million adjustment, for which the applicable prior period could not practicably be determined, as a cumulative adjustment to opening retained deficit in 2006.

The Audit Committee of the Board of Directors and management of the Company have discussed the matters associated with the restatement disclosed in this Form 10-K with BDO Seidman, LLP, the Company’s independent registered public accounting firm.

Discontinued Operations

Effective October 1, 2006, the Company completed the sale (the “Sale”) of the Highland Partners executive search business (“Highland”) to Heidrick & Struggles International, Inc. The Highland business was a separate reportable segment of the Company. As a result of the Sale, the Company has classified the results of operations of Highland as a discontinued operation.

Critical Accounting Policies and Items Affecting Comparability

Financial reporting relies on consistent application of Company accounting policies that are based on generally accepted accounting principles. Management considers the accounting policies discussed below to be critical to the understanding of the Company’s financial statements and often require management judgment and estimates regarding matters that are inherently uncertain.

Adoption of SFAS 123R and Discontinued Operations

All financial statement presentations and results have been adjusted to conform to the Company’s adoption of SFAS 123R on a modified retrospective basis and for the classification of Highland as a discontinued operation.

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

Results of Operations

The following table sets forth the Company’s revenue, gross margins, operating income (loss), net income (loss), temporary contracting revenue, direct costs of temporary contracting and temporary contracting gross margin for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands). See Note 19 to the Consolidated Financial Statements for EBITDA segment and reconciliation information.

	For the Year ended December 31,
	2006	2005 (Restated)	2004
Revenue:
Hudson Americas	$459,220	$446,306	$334,765
Hudson Europe	477,489	481,623	447,483
Hudson Asia Pacific	436,764	436,877	412,427

Total	$1,373,473	$1,364,806	$1,194,675

Gross margin:
Hudson Americas	$111,521	$113,771	$86,662
Hudson Europe	217,887	204,439	182,069
Hudson Asia Pacific	165,191	158,345	143,360

Total	$494,599	$476,555	$412,091

Operating income (loss):
Hudson Americas	$(8,081)	$7,261	$(1,521)
Hudson Europe	17,369	10,792	(4,946)
Hudson Asia Pacific	29,050	23,185	17,165
Corporate expenses	(31,812)	(37,989)	(35,248)

Total	$6,526	$3,249	$(24,550)

Income (loss) from continuing operations	$1,512	$(4,530)	$(28,382)

Net income (loss)	$22,115	$201	$(30,285)

TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$426,592	$418,863	$316,091
Hudson Europe	293,666	295,750	265,279
Hudson Asia Pacific	310,621	318,918	305,601

Total	$1,030,879	$1,033,531	$886,971

Direct costs of temporary contracting:
Hudson Americas	$346,204	$331,781	$247,870
Hudson Europe	237,537	248,692	227,887
Hudson Asia Pacific	260,974	267,399	257,029

Total	$844,715	$847,872	$732,786

Temporary contracting gross margin:
Hudson Americas	$80,388	$87,082	$68,221
Hudson Europe	56,129	47,058	37,392
Hudson Asia Pacific	49,647	51,519	48,572

Total	$186,164	$185,659	$154,185

Gross margin as a percent of revenue:
Hudson Americas	18.8%	20.8%	21.6%
Hudson Europe	19.1%	15.9%	14.1%
Hudson Asia Pacific	16.0%	16.2%	15.9%

(a)	Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

The Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

	For the year ended December 31,
	2006			2005
	As reported	Currency translation	Constant currency	As restated
Revenue:
Hudson Americas	$459,220	$(274)	$458,946	$446,306
Hudson Europe	477,489	(4,192)	473,297	481,623
Hudson Asia Pacific	436,764	10,016	446,780	436,877

Total	$1,373,473	$5,550	$1,379,023	$1,364,806

Direct costs:
Hudson Americas	$347,699	$(44)	$347,655	$332,535
Hudson Europe	259,602	(2,064)	257,538	277,184
Hudson Asia Pacific	271,573	6,804	278,377	278,532

Total	$878,874	$4,696	$883,570	$888,251

Gross margin:
Hudson Americas	$111,521	$(230)	$111,291	$113,771
Hudson Europe	217,887	(2,128)	215,759	204,439
Hudson Asia Pacific	165,191	3,212	168,403	158,345

Total	$494,599	$854	$495,453	$476,555

Selling, general and administrative (a):
Hudson Americas	$117,395	$(200)	$117,195	$106,035
Hudson Europe	197,833	(1,742)	196,091	193,689
Hudson Asia Pacific	135,305	2,701	138,006	135,152
Corporate	31,119	—	31,119	37,989

Total	$481,652	$759	$482,411	$472,865

(a)	Selling, general and administrative expenses include the Consolidated Statements of Operations’ captions: salaries and related, office and general, marketing and promotion, and depreciation and amortization.

Hudson Americas

Hudson Americas’ revenue was $459.2 million for the year ended December 31, 2006, up 2.9% from $446.3 million for 2005. Revenues increased in both temporary contracting services (+1.8%) and permanent placement services (+26.2%). The largest contributors to the revenue growth were the practice groups of Legal (+22%), Energy, Operations and Scientific (+5%), and Management Search (+34%). Accounting & Finance experienced a decline in work related to Sarbanes-Oxley from 2005, but these reductions were offset by increases in the risk management, internal audit and general financial solutions practices.

Hudson Americas’ direct costs for the year ended December 31, 2006 were $347.7 million compared to $332.5 million for 2005, an increase of 4.6%. The increase in the direct costs related to the 1.8% increase in Hudson Americas’ temporary contracting revenue compared to 2005. On a constant currency basis, direct costs increased 4.5% for 2006 in comparison to 2005.

Hudson Americas’ gross margin for the year ended December 31, 2006 was $111.5 million, lower by $2.3 million, or 2.0%, from $113.8 million reported for the year ended December 31, 2005. On a constant currency basis, gross margin decreased by 2.2% for the year ended December 31, 2006 when compared to the year ended December 31, 2005. Hudson Americas reported a 2.2% decrease in gross margin due to declines in its Information Technology (“IT”)(-37%), Engineering, Aerospace & Defense (-51%) from increased direct costs from allowable overtime credit and Financial Solutions (-4%) practice groups. These decreases were partially offset by increases in the Legal (+14%, despite a lower temporary contracting margin contribution) and Management Search (+31%) practice groups. Gross margin, as a percentage of revenue, was 24.3% for 2006, a decrease from 25.5% for 2005, primarily as a result of a decrease in the temporary contracting gross margin as a percentage of temporary contracting revenue (18.8% in 2006 compared to 20.8% in 2005) from the Legal and IT practice groups as a result of increased competition. Permanent recruitment as a percentage of gross margin increased to approximately 27% in 2006, compared to 22% in 2005.

Hudson Americas’ selling, general and administrative costs were $117.4 million for the year ended December 31, 2006, higher by 10.7% from $106.0 million for 2005. Selling, general and administrative expenses were 25.6% and 23.8% as a percentage of revenue for 2006 and 2005, respectively. The increase in selling, general and administrative costs was primarily due to increases in sales and delivery compensation and commission expenses ($6.9 million) from compensation associated with the increases in permanent placement revenue, temporary and professional fees ($2.1 million) primarily from the comprehensive second quarter review of the accounting processes supported by the new PeopleSoft accounting and management reporting system, and depreciation and amortization ($1.2 million), which included $1.3 million of accelerated amortization expense related to the impairment of intangibles of the Hudson Americas talent management business’ Alder Novo acquisition.

Hudson Americas’ EBITDA was a loss of $1.6 million for the year ended December 31, 2006, a decrease of $14.1 million compared to income of $12.5 million for the comparable period of 2005. The decrease in EBITDA was primarily attributable to higher sales and delivery compensation expenses of $6.9 million, lower gross margins of $2.3 million, higher professional fees and temporary staffing costs of $2.1 million, as described above and higher reorganization expenses of $1.3 million primarily from workforce reductions and closing the Center for High Performance. Hudson Americas’ talent management business reduced its EBITDA loss to $1.8 million in 2006 compared to $3.6 million for the comparable period in 2005.

Hudson Americas’ operating loss was $8.1 million for the year ended December 31, 2006, a decrease of $15.4 million, compared to operating income of $7.3 million for 2005. The decrease can be attributed to the same factors as described above in the EBITDA variances, as well as the $1.3 million of accelerated amortization expense related to the impairment of intangibles of the Alder Novo acquisition.

Hudson Europe

Hudson Europe’s revenue was $477.5 million for the year ended December 31, 2006, down 0.9% from $481.6 million for 2005. On a constant currency basis, Hudson Europe’s revenue decreased approximately 1.7% in 2006 compared to 2005. The largest decreases were principally from lower temporary contracting revenue in the U.K. (-11%), primarily in lower margin industrial contracting services (the Scottish industrial trade business was sold in the third quarter of 2006), and a decrease in the Netherlands reintegration businesses (-48%) due to changes in the relevant laws with respect to reimbursement. The decrease was partially offset by increases achieved in the Netherlands professional staffing revenue (+197%), which was driven by the results of Balance Ervaring op Projectbasis B.V. (“Balance”) (acquired August 2005), increased talent management and recruitment revenue in Belgium (+15%), and increased recruitment revenue in France (+12%) and Central and Eastern Europe (+26%).

Hudson Europe’s direct costs for the year ended December 31, 2006 were $259.6 million, a reduction of $17.6 million, or 6.3%, compared to $277.2 million for 2005. On a constant currency basis, direct costs decreased 7.1% for 2006 in comparison to 2005. The decrease was the result of the strategic action in the U.K. to exit lower margin temporary contracting business lines (-13%), including the sale of the Scottish industrial trade business, and the resizing of the cost base to match the significant revenue slowdown in the Dutch reintegration businesses (-44%). The decreases were partially offset by the inclusion of the results for the Balance acquisition for the entire year of 2006.

Hudson Europe’s gross margin for the year ended December 31, 2006 was $217.9 million, higher by $13.4 million, or 6.6%, compared to 2005. Gross margin, as a percentage of revenue, was 45.6% for 2006, an increase from 42.4% for 2005, primarily due to a reduction in lower margin business in the U.K., such as the Scottish industrial trade business which was sold in the third quarter of 2006, and the inclusion of the higher margin Balance business for the entire year in 2006. On a constant currency basis, gross margin increased by 5.5% for the year ended December 31, 2006 when compared to 2005. Hudson Europe’s largest constant currency increases were in Belgium (+13%), France (+12%), and Central and Eastern Europe (+37%). The Netherlands was essentially flat on the year as the increases attributable to the inclusion of Balance for the entire year offset the decline in the reintegration business. Hudson Europe’s temporary gross margin as a percentage of temporary contracting revenue increased to 19.1% in 2006 from 15.9% in 2005. The increases in temporary contracting margins were a product of the addition of Balance and a strategic U.K. focus on higher margin contracts as well as exiting lower margin contracts, such as the sale of the Scottish industrial trade business.

Hudson Europe’s selling, general and administrative costs were $197.8 million for the year ended December 31, 2006, higher by 2.1% from $193.7 million for 2005. Selling, general and administrative expenses were 41.4% and 40.2% as a percentage of revenue for 2006 and 2005, respectively. On a constant currency basis, the 2006 selling, general and administrative expenses increased by 1.2% compared to 2005. Increases in selling, general and administrative costs for 2006 primarily came from higher amortization expense from the Balance acquisition’s intangible assets ($2.7 million), and expanded marketing expenses (+40%), partially offset by lower travel expenses (-9%) and professional fees (-9%).

Hudson Europe’s EBITDA was $24.7 million for the year ended December 31, 2006, an increase of $9.1 million compared to $15.6 million for 2005. Hudson Europe achieved an EBITDA of 5.2% of revenue in 2006 compared to 3.2% in 2005. Key EBITDA contributors included the Balance acquisition, the United Kingdom (+44%), Belgium (+12%) and France, which reported an EBITDA loss in 2005. These increases were partially offset by a decrease in the Netherlands (-47%), primarily from a decrease in reintegration revenue.

Hudson Europe’s operating income was $17.4 million for the year ended December 31, 2006, compared to $10.8 million for 2005. Hudson Europe’s 2006 improvement in operating results was essentially due to the same factors as discussed above with respect to EBITDA, partially offset by higher amortization expense from Balance.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $436.8 million for year ended December 31, 2006, essentially unchanged from $436.9 million for 2005. On a constant currency basis, Hudson Asia Pacific’s revenue increased approximately 2.3% comparing 2006 to 2005. The largest constant currency revenue increases were achieved in the Australian permanent placement (+13%) and talent management services (+14%), the Asian region’s permanent placement services (+13%), primarily in China (+42%) and Hong Kong (+13%), and New Zealand’s temporary contracting practice groups (+6%). The increases were partially offset by lower temporary contracting revenue in Australia (-1%) and lower permanent placement revenue in New Zealand (-13%).

Hudson Asia Pacific’s direct costs for the year ended December 31, 2006 were $271.6 million, a decrease of $7.0 million, or 2.5%, compared to $278.5 million for 2005. On a constant currency basis, direct costs were essentially unchanged with a decrease of 0.1% for 2006 in comparison to 2005. The slight decrease in direct costs in 2006 directly related to a 1% decrease in temporary contracting cost in Australia, offset almost entirely by a 6% increase in temporary contracting costs in New Zealand, both corresponding to their respective changes in the temporary contracting revenue.

Hudson Asia Pacific’s gross margin for the year ended December 31, 2006 was $165.2 million, higher by $6.8 million, or 4.3%, from $158.3 million reported for 2005. Gross margin, as a percentage of revenue, was 37.8% for 2006, an increase from 36.2% for 2005, primarily due to higher gross margin from permanent placement and talent management businesses. On a constant currency basis, gross margin increased by 6.4% for the year ended December 31, 2006 when compared to the year ended December 31, 2005. The gross margin increase was from increases in Australia (+8%), primarily in permanent placement, and Asian (+13%) markets, partially offset by a decrease in New Zealand (-9%), primarily from lower permanent placement services.

Hudson Asia Pacific’s selling general and administrative costs were $135.3 million for the year ended December 31, 2006, essentially unchanged from $135.2 million for 2005. Selling, general and administrative expenses were 31.0% as a percentage of revenue for 2006 and 2005. On a constant currency basis, the 2006 selling, general and administrative expenses increased by 2.0% compared to 2005. The increased expenses in 2006 were the result of increases in Australia and Asian markets for sales and delivery compensation expenses and occupancy expense, offset by lower depreciation and amortization expense in Australia and New Zealand.

Hudson Asia Pacific’s EBITDA was $32.2 million for the year ended December 31, 2006, an increase of 8.6%, or $2.6 million, from $29.7 million for 2005. The increase was from the Australia (+12%) and Asian (+11%) businesses.

Hudson Asia Pacific’s operating income was $29.1 million for the year ended December 31, 2006, an increase of 25.3%, or $5.9 million, from $23.2 million for 2005. Hudson Asia Pacific’s 2006 improvement in operating results was primarily due to the same EBITDA factors as discussed above and the lower depreciation and amortization expense in Australia and New Zealand.

Corporate and Other

Corporate expenses for the year ended December 31, 2006 were $31.8 million compared to $38.0 million for 2005. The corporate expenses in 2006 decreased primarily as a result of lower compensation ($3.9 million), and marketing and advertising ($3.3 million) expenses, partially offset by higher depreciation and amortization expense primarily related to the accelerated amortization of the leasehold improvements at the former corporate offices ($2.8 million) vacated in early 2007.

Other non-operating expense, including net interest expense, was $0.5 million for the year ended December 31, 2006, lower by $2.2 million when compared to $2.7 million for 2005. Non-operating expense for 2006 included the gain on the sale of the Scottish industrial trade business ($0.6 million).

Provision for income taxes

The provision for income taxes for the year ended December 31, 2006 was $4.5 million on income from continuing operations of $6.1 million, compared with a provision of $5.1 million on income from continuing operations of $0.6 million for 2005. The change in the Company’s tax provision for the year ended December 31, 2006, compared to 2005, was primarily due to deferred income tax benefits in foreign jurisdictions ($7.9 million), primarily from the release of valuation allowances on tax loss carry-forwards, offset by increased current provisions for foreign ($5.3 million) and state and local ($2.0 million) income taxes. The increase in current foreign tax provisions resulted from increased profits in foreign countries where there are no tax loss carry forwards to offset taxable income. The effective tax rate differs from the U.S. Federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, which include corporate expenses, partially offset by the release of the valuation allowance on deferred tax assets related to net operating loss carry-forwards in tax jurisdictions where profits are now being generated. Other factors also include certain non-deductible expenses such as amortization, business restructuring, asset impairment charges, and variations from the U.S. tax rate in foreign jurisdictions.

Income from Continuing Operations

Income from continuing operations was $1.5 million for the year ended December 31, 2006, compared to a loss of $4.5 million for 2005. Basic and diluted earnings from continuing operations per share were $0.06 for the year ended December 31, 2006, compared to basic and diluted loss of $0.20 per share in the year ended December 31, 2005. Basic average shares outstanding increased in 2006 as a result of various employee stock compensation awards that vested or were issued or granted at various times during 2006. For 2005, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Discontinued Operations

The former Highland segment comprises the Company’s discontinued operations. Income from discontinued operations was $20.6 million for the year ended December 31, 2006, compared to income of $4.7 million for 2005. The 2006 results included a gain from the sale of Highland of $20.4 million, income from the discontinued operations of Highland of $0.9 million, and tax expenses of $0.7 million related to the gain. The income from the operations of Highland decreased in 2006 when compared to 2005 as a result of a shortened 2006 period of operations, additional costs to close operations, and lower non-operating income.

Net Income

Net income was $22.1 million for the year ended December 31, 2006, compared to $0.2 million for 2005. Basic and diluted earnings per share were $0.90 and $0.88, respectively, for the year ended December 31, 2006 compared to basic and diluted earnings of $0.01 per share in the year ended December 31, 2005. Basic average shares outstanding increased in 2006 as a result of various employee stock compensation awards that vested or were issued or granted at various times during 2006. For 2005, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For 2005, the Company used loss from continuing operations in considering the anti-dilutive effect for earnings per share.

The Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	For the year ended December 31,
	2005			2004
	As restated	Currency translation	Constant currency	As reported
Revenue:
Hudson Americas	$446,306	$142	$446,448	$334,765
Hudson Europe	481,623	1,616	483,239	447,483
Hudson Asia Pacific	436,877	(17,177)	419,700	412,427

Total	$1,364,806	$(15,419)	$1,349,387	$1,194,675

Direct costs:
Hudson Americas	$332,535	$297	$332,832	$248,103
Hudson Europe	277,184	1,324	278,508	265,414
Hudson Asia Pacific	278,532	(11,379)	267,153	269,067

Total	$888,251	$(9,758)	$878,493	$782,584

Gross margin:
Hudson Americas	$113,771	$(155)	$113,616	$86,662
Hudson Europe	204,439	292	204,731	182,069
Hudson Asia Pacific	158,345	(5,798)	152,547	143,360

Total	$476,555	$(5,661)	$470,894	$412,091

Selling, general and administrative (a):
Hudson Americas	$106,035	$(164)	$105,871	$87,245
Hudson Europe	193,689	553	194,242	186,343
Hudson Asia Pacific	135,152	(4,567)	130,585	126,648
Corporate	37,989	—	37,989	35,248

Total	$472,865	$(4,178)	$468,687	$435,484

(a)	Selling, general and administrative expenses include the Consolidated Statements of Operations’ captions: salaries and related, office and general, marketing and promotion, and depreciation and amortization.

Hudson Americas

Hudson Americas’ revenue was $446.3 million for the year ended December 31, 2005, up 33.3% from $334.8 million for 2004. Revenues increased in both the temporary contracting services (+33%) and permanent placement services (+43%). The largest contributors to the revenue growth were the Legal (+75%), Accounting & Finance (+83%), and Engineering, Aerospace & Defense (+92%) practice groups. Accounting & Finance experienced a decline in work related to Sarbanes-Oxley in 2005, but these reductions were offset by increases in the risk management, internal audit and general financial solutions practices.

Hudson Americas’ direct costs for the year ended December 31, 2005 were $332.5 million compared to $248.1 million for 2004, an increase of 34.0%. The increase in the direct costs relates to the 32.7% increase in Hudson Americas’ temporary contracting revenue compared to 2004. On a constant currency basis, direct costs increased 34.2% for 2005 in comparison to 2004.

Hudson Americas’ gross margin for the year ended December 31, 2005 was $113.8 million, higher by $27.1 million, or 31.3%, from $86.7 million reported for the year ended December 31, 2004. On a constant currency basis, gross margin increased by 31.1% for the year ended December 31, 2005 when compared to the year ended December 31, 2004. The largest contributors to the increase in gross margin were the Legal (+53%), Accounting & Finance (+74%), Engineering, Aerospace & Defense (+94%), Management Search (+46%) and

Energy, Operations & Scientific Resources (+21%) practice groups. Gross margin, as a percentage of revenue, was 25.5% for 2005, a decrease from 25.9% for 2004, primarily as a result of a 0.8% decrease in the temporary contracting gross margin as a percent of temporary contracting revenue.

Hudson Americas’ selling, general and administrative costs were $106.0 million for the year ended December 31, 2005, higher by 21.5% from $87.2 million for 2004. Selling, general and administrative expenses were 23.8% and 26.1% as a percentage of revenue for 2005 and 2004, respectively. The increase in selling, general and administrative costs was due to increases in sales and delivery compensation and commission expenses ($12.7 million), provisions for doubtful accounts ($3.4 million) and occupancy expenses ($1.4 million).

Hudson Americas’ EBITDA was $12.5 million for the year ended December 31, 2005, an increase of $8.7 million compared to $3.8 million for 2004, showing a continuation of the improvements made in 2004 and the expansion of permanent placement and temporary contracting in the Legal (+73%), Accounting & Finance (+327%), Engineering, Aerospace & Defense (+531%) and Management Search (+359%) practice groups, as well as lower growth but profitable operations for the IT, Workforce Solutions and Energy, Operations & Scientific Resources practice groups. Hudson Americas’ talent management business reduced its EBITDA loss to $3.6 million in 2005 compared to $5.4 million for the comparable period in 2004. In line with management’s focus on sustainable profits, EBITDA as a percentage of revenue increased to 2.8% in 2005 from 1.1% for 2004.

Hudson Americas’ operating income was $7.3 million for the year ended December 31, 2005, compared to a loss of $1.5 million for 2004. Hudson Americas’ 2005 improvement in operating income was essentially due to the same factors as discussed with respect to EBITDA.

Hudson Europe

Hudson Europe’s revenue was $481.6 million for the year ended December 31, 2005, up 7.6% from $447.5 million for 2004. On a constant currency basis, Hudson Europe’s revenue increased approximately 8.0% comparing 2005 to 2004, with 3.3% of the increase attributable to revenue from the acquisition of Balance. The largest constant currency revenue increases were achieved from increased revenue in temporary contracting services (+12.2%), primarily from the U.K. and the Balance acquisition.

Hudson Europe’s direct costs for the year ended December 31, 2005 were $277.2 million, an increase of $11.8 million, or 4.4%, compared to $265.4 million for 2004. On a constant currency basis, direct costs increased 4.9% for 2005 in comparison to 2004, of which 3.7% of the increase was from the inclusion of Balance since the date of acquisition.

Hudson Europe’s gross margin for the year ended December 31, 2005 was $204.4 million, higher by $22.4 million, or 12.3%, from 2004. Gross margin, as a percentage of revenue, was 42.4% for 2005, an increase from 40.7% for 2004, primarily due to the reduction in lower margin business. On a constant currency basis, gross margin increased by 12.4% for the year ended December 31, 2005 when compared to 2004. The largest constant currency increases in Hudson Europe’s gross margin came from the U.K. ($10.3 million) and the acquisition of Balance ($5.1 million), which has been included in our results since its acquisition date in August 2005. On a constant currency basis, fourth quarter 2005 gross margin increased 7.9%, of which Balance contributed approximately 7% of the growth.

Hudson Europe’s selling, general and administrative costs were $193.7 million for the year ended December 31, 2005, higher by 3.9% from $186.3 million for 2004. Selling, general and administrative expenses were 40.2% and 41.6% as a percentage of revenue for 2005 and 2004, respectively. On a constant currency basis, the 2005 selling, general and administrative expenses increased by 4.2% compared to 2004.

Hudson Europe’s EBITDA was $15.6 million for the year ended December 31, 2005, an increase of $15.7 million compared to a loss of $0.2 million for 2004. The largest EBITDA contributor in Hudson Europe was

Hudson U.K., with additional contributions from Belgium and from improvements in France, the Netherlands and Spain. In line with management’s focus on sustainable profits, EBITDA as a percentage of revenue increased to 3.2% in 2005 from less than 0.04% for 2004.

Hudson Europe’s operating income was $10.8 million for the year ended December 31, 2005, compared to a loss of $4.9 million for 2004. Hudson Europe’s 2005 improvement in operating results was essentially due to the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $436.9 million for year ended December 31, 2005, up 5.9% from $412.4 million for 2004. On a constant currency basis, Hudson Asia Pacific’s revenue increased approximately 1.8% comparing 2005 to 2004. The largest constant currency revenue increases were achieved in the Asian region from permanent placement services (+34.3%). However, Australia’s 2005 revenue on a constant currency basis decreased by 0.8% compared to 2004. The lower revenue on a constant currency basis is predominantly due to a decrease in revenue from temporary placement services (-1.1%), offset by a modest increase in permanent placement revenue (+5.6%). Hudson Asia Pacific’s revenue declined in the fourth quarter of 2005 by $5.5 million on a constant currency basis compared to 2004, as a result of hiring freezes and slowing demand in Australia and New Zealand in the IT, Telecom and Financial Services sectors.

Hudson Asia Pacific’s direct costs for the year ended December 31, 2005 were $278.5 million, an increase of $9.5 million, or 3.5%, compared to $269.1 million for 2004. The increase in the direct costs in 2005 directly related to the 4.4% increase in temporary contracting revenue compared to 2004. On a constant currency basis, direct costs decreased 0.7% for 2005 in comparison to 2004.

Hudson Asia Pacific’s gross margin for the year ended December 31, 2005 was $158.3 million, higher by $15.0 million, or 10.5%, from $143.4 million for the year ended December 31, 2004. Gross margin, as a percentage of revenue, was 36.2% for 2005, an increase from 34.8% for 2004, primarily due to higher gross margin from permanent placement and higher margin percentages from the temporary contracting and talent management businesses. On a constant currency basis, gross margin increased by 6.4% for the year ended December 31, 2005 when compared to the year ended December 31, 2004.

Hudson Asia Pacific’s selling, general and administrative costs were $135.2 million for the year ended December 31, 2005, higher by 6.7% from $126.6 million for 2004. Selling, general and administrative expenses were 30.9% and 30.7% as a percentage of revenue for 2005 and 2004, respectively. On a constant currency basis, the 2005 selling, general and administrative expenses increased by 3.1% compared to 2004.

Hudson Asia Pacific’s EBITDA was $29.7 million for the year ended December 31, 2005, an increase of 27.3%, or $6.4 million, from $23.3 million for 2004. The increase was primarily in Australia, New Zealand, Hong Kong and Singapore, with a decline in Japan. Hudson Asia Pacific’s 2005 improvement in EBITDA occurred in the first nine months of 2005, as EBITDA decreased $2.6 million in the fourth quarter of 2005, primarily in Australia, New Zealand and Japan, compared to 2004. These declines were primarily a result of hiring freezes and slowing demand in Australia and New Zealand in the IT, Telecom and Financial Services sectors.

Hudson Asia Pacific’s operating income was $23.2 million for the year ended December 31, 2005, an increase of 35.1% or, $6.0 million, from $17.2 million for 2004. Hudson Asia Pacific’s 2005 improvement in operating results was primarily due to the same EBITDA factors as discussed above.

Corporate and Other

Corporate expenses for the year ended December 31, 2005 were $38.0 million compared to $35.2 million for 2004. The corporate expenses in 2005 increased primarily as a result of higher compensation expense, partially offset by lower marketing, depreciation and professional fee expenses.

Other non-operating expense, including net interest expense, was $2.7 million for the year ended December 31, 2005, higher by $0.6 million when compared to $2.1 million for 2004. Non-operating expense was higher in 2005 from higher interest expense, partially offset by the inclusion in 2004 of the loss on abandonment of Hudson Europe’s German subsidiary and higher foreign currency transactional gains in 2005.

Provision for income taxes

The provision for income taxes for the year ended December 31, 2005 was $5.1 million on income from continuing operations of $0.6 million, compared with a provision of $1.8 million on a loss from continuing operations of $26.6 million for 2004. The change in the Company’s tax provision for the year ended December 31, 2005, compared to 2004, was primarily due to increased current and deferred foreign tax expense ($2.8 million) on increased profits in the Asia Pacific region in countries where there are no tax loss carry-forwards to offset taxable income, partially offset by lower current state and local provisions ($0.6 million) and the absence of the 2004 federal tax benefit ($1.2 million). The effective tax rate differs from the U.S. Federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, primarily corporate expenses, partially offset by the release of the valuation allowance on deferred tax assets related to net operating loss carry-forwards in tax jurisdictions where profits are now being generated. Other factors also include certain non-deductible expenses such as amortization, business restructuring and spin-off costs and merger costs from pooling of interests transactions, asset impairment charges, and variations from the U.S. tax rate in foreign jurisdictions.

Loss from Continuing Operations

Loss from continuing operations was $4.5 million for the year ended December 31, 2005, compared to a net loss of $28.4 million for 2004. Basic and diluted loss per share from continuing operations were $0.20 and $1.46, for the years ended December 31, 2005 and 2004, respectively. Basic average shares outstanding increased in 2005 as a result of the issuance of shares of our common stock in June 2005 and from various employee stock compensation awards that vested or were issued or granted at various times during 2005. For 2005 and 2004, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Discontinued Operations

The former Highland segment comprises the Company’s discontinued operations. Income from discontinued operations, including provision for taxes and other non-operating items, was $4.7 million for the year ended December 31, 2005, compared to a loss of $1.9 million for 2004. Highland’s 2005 improvement was primarily due to improved results in Highland North America ($4.8 million) and Highland U.K. ($1.6 million) and the absence of losses in continental Europe ($0.4 million), offset by the decline in Highland Asia ($0.2 million). Basic and diluted income (loss) per share from discontinued operations were $0.21 and $(0.10), for the years ended December 31, 2005 and 2004, respectively.

Net Income

Net income was $0.2 million for the year ended December 31, 2005, compared to a net loss of $30.3 million for 2004. Basic and diluted earnings (loss) per share were $0.01 and $(1.56) for the years ended December 31, 2005 and 2004, respectively. For 2005 and 2004, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. The Company uses loss from continuing operations as its control number in determining earnings per share.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from funding working capital requirements and capital investment in information technology.

The Company has a senior secured credit facility for $75.0 million (the “Credit Facility”). The maturity date of the Credit Facility is March 31, 2009. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option, and had a weighted average interest rate of 7.31% for the year ended December 31, 2006. If the Company were to have had borrowings as of December 31, 2006, the interest rate would have been 8.50%. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of December 31, 2006, the credit limit on the Credit Facility was $75.0 million. As of December 31, 2006, the Company had no outstanding borrowings and had letters of credit issued and outstanding of approximately $10.7 million under the Credit Facility. Available credit for use under the Credit Facility as of December 31, 2006 was $64.3 million. Letters of credit are used to support certain of the Company’s office leases, the worker’s compensation policy and its finance leases.

The Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain its minimum Adjusted EBITDA (as defined in the Credit Facility) and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. On March 12, 2007, the Company entered into an amendment to the Credit Facility that established minimum Adjusted EBITDA (measured on a trailing twelve-month basis) and maximum capital expenditure covenant levels for fiscal year 2007. The minimum Adjusted EBITDA covenant generally provides that the Company’s Adjusted EBITDA for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2007 may not be less than $20.0 million, $25.0 million, $25.0 million and $25.0 million, respectively. The maximum capital expenditure covenant provides that the Company’s capital expenditures for 2007 may not exceed $18.0 million. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

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

In July, 2005, the Company issued 3,223,640 shares of its common stock in a registered public offering and received $45.0 million in net proceeds from the issuance. The Company used the proceeds from the offering to fund the growth of worldwide staffing operations, make acquisitions and for general corporate purposes.

During the year ended December 31, 2006, the Company generated cash from operating activities of $35.9 million, compared to a use of cash of $26.3 million for the year ended December 31, 2005. Increased cash provided by operating activities in 2006 compared to 2005 was primarily from significantly lower accounts receivable in Hudson Americas ($22.1 million) compared to an unusually large unbilled receivable build-up in 2005 and Hudson Europe ($12.4 million) on improved collections and billing procedures, and lower cash requirements for business reorganization expenses ($6.6 million). Cash flows provided from discontinued operations included in operating activities for the years ended December 31, 2006, 2005 and 2004 was $1.4 million, $1.8 million and $4.4 million, respectively.

During the year ended December 31, 2006, the Company provided $1.9 million from investing activities compared to cash used in investing activities of $35.7 for the year ended December 31, 2005. This increase in cash provided from investing activities was the result of $23.3 million in proceeds from the sales of assets in 2006, compared to no such proceeds in 2005, and lower expenditures on acquisition of businesses ($15.6 million), partially offset by higher capital expenditures in the normal course of operations ($1.3 million). Cash flows used in discontinued operations included in investing activities for the years ended December 31, 2006, 2005 and 2004 were $0.1 million, $0.3 million and $0.3 million, respectively.

During the year ended December 31, 2006, the Company used cash in financing activities of $28.8 million compared to $75.9 million generated in cash for the year ended December 31, 2005. The cash used in financing activities in 2006 was primarily for the net repayment of borrowings under the credit facility of $30.1 million, compared to the 2005 cash generated from borrowings under the credit facility of $30.1 million and cash from stock issuance proceeds of $45.0 million. There were no financing cash flows from discontinued operations for the years ended December 31, 2006, 2005 and 2004.

The Company believes that its cash and cash equivalents on hand at December 31, 2006, supplemented by availability under the Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months.

The Company’s near-term cash requirements are primarily related to funding operations, a portion of prior year restructuring actions, contingent payments related to prior acquisition earn-out liabilities and capital expenditures. However, the Company cannot provide assurance that actual cash requirements will not be greater in the future from those currently expected. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. The Company estimates that earn-out payments related to prior period acquisitions could be between $30 million and $40 million during 2007, payable in a combination of cash and the Company’s stock.

Off-Balance Sheet Arrangements.

As of December 31, 2006, the Company had no off-balance sheet arrangements.

Contractual Obligations.

The Company has entered into various commitments that will affect its cash generation capabilities going forward. Particularly, it has entered into several non-cancelable operating leases for facilities and equipment worldwide. Future contractual obligations as of December 31, 2006 are as follows (dollars in thousands) (commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2006):

Contractual Obligation (a)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$38,607	$61,273	$40,967	$80,653	$221,500
Capital lease obligations (b)	238	235	—	—	473
Other long term liabilities:
Reorganization expenses	5,077	2,637	772	—	8,486
Merger and integration expenses	837	937	398	386	2,558

Total	$44,759	$65,082	$42,137	$81,039	$233,017

(a)	Other non-current liabilities of $8,204, primarily related to mandated employee benefit obligations, do not have readily determinable payment periods and are therefore not included in the schedule.
(b)	Capital lease obligations presented here exclude the interest portion of the obligation, which is considered immaterial.

REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the Company’s history of negative cash flows and operating losses may continue, (2) the ability of clients to terminate their relationship with the Company at any time, (3) the impact of global economic fluctuations on the Company’s temporary contracting operations, (4) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (5) risks relating to the Company’s foreign operations, including foreign currency fluctuations, (6) risks and financial impact associated with acquisitions and dispositions of non-strategic assets; (7) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (8) competition in the Company’s markets and the Company’s dependence on highly skilled professionals, (9) fluctuations in the Company’s operating results from quarter to quarter, (10) restrictions imposed by blocking arrangements, (11) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (12) the Company’s dependence on key management personnel and, (13) the impact of government regulations. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s long-term borrowings are in fixed rate capital leases for leasehold improvements. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. We do not trade derivative financial instruments for speculative purposes.

The Company conducts operations in various foreign countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the year ended December 31, 2006, the Company earned approximately 61% of its gross margin outside the United States, and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the year ended December 31, 2006, the Company had a translation gain of $9.1 million, primarily attributable to the weakening of the U.S. dollar against the British pound, the Euro and the Australian dollar.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company from time to time enters into foreign currency forward contracts where it has determined that the exposure to foreign exchange rate risk related to specific transactions is significant enough to justify the related costs. During the year ended December 31, 2006, no foreign currency forward contracts were entered into and as of December 31, 2006 none were outstanding.

The Company had no derivative instruments outstanding at December 31, 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report is set forth immediately following the report of BDO Seidman, LLP on the financial statements included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Hudson Highland Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Highland Group, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation. As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2005, attributable to a $643,000 adjustment to correct receivables and revenue.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Hudson Highland Group, Inc. as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP New York, New York March 14, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 8, that Hudson Highland Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Hudson Highland Group, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Hudson Highland Group, Inc. based on our audit.

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

In our opinion, management’s assessment that Hudson Highland Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Hudson Highland Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Highland Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP New York, New York March 14, 2007

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004
		(Restated)
Revenue	$1,373,473	$1,364,806	$1,194,675
Direct costs (Note 3)	878,874	888,251	782,584

Gross margin	494,599	476,555	412,091
Operating expenses:
Salaries and related	342,140	334,541	308,145
Office and general	101,052	103,261	89,610
Marketing and promotion	18,088	18,005	19,426
Depreciation and amortization	20,372	17,058	18,303
Business reorganization expenses	6,048	511	1,016
Merger and integration expenses (recoveries)	373	(70)	141

Total operating expenses	488,073	473,306	436,641

Operating income (loss)	6,526	3,249	(24,550)
Other income (expense):
Interest, net	(1,641)	(1,680)	(26)
Other, net	1,171	(984)	(2,031)

Income (loss) from continuing operations before provision for income taxes	6,056	585	(26,607)
Provision for income taxes	4,544	5,115	1,775

Income (loss) from continuing operations	1,512	(4,530)	(28,382)
Income (loss) from discontinued operations, net of income taxes	20,603	4,731	(1,903)

Net income (loss)	$22,115	$201	$(30,285)

Earnings per share:
Basic
Income (loss) from continuing operations	$0.06	$(0.20)	$(1.46)
Income (loss) from discontinued operations	0.84	0.21	(0.10)

Net income (loss)	$0.90	$0.01	$(1.56)

Diluted
Income (loss) from continuing operations	$0.06	$(0.20)	$(1.46)
Income (loss) from discontinued operations	0.82	0.21	(0.10)

Net income (loss)	$0.88	$0.01	$(1.56)

Basic weighted average shares outstanding:	24,471,000	22,295,000	19,457,000
Diluted weighted average shares outstanding:	25,239,000	22,295,000	19,457,000

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2006	2005
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$44,649	$34,108
Accounts receivable, less allowance for doubtful accounts of $6,748 and $4,991 respectively	218,722	221,412
Prepaid and other	16,736	13,593
Current assets of discontinued operations	—	10,764

Total current assets	280,107	279,877
Intangibles, net	37,612	30,989
Property and equipment, net	28,105	30,047
Other assets	5,045	4,537
Non-current assets of discontinued operations	—	2,323

Total assets	$350,869	$347,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,075	$24,124
Accrued expenses and other current liabilities	134,043	125,524
Short-term borrowings and current portion of long-term debt	238	32,544
Accrued business reorganization expenses	5,077	4,224
Accrued merger and integration expenses	837	1,239
Current liabilities of discontinued operations	—	15,106

Total current liabilities	164,270	202,761
Other non-current liabilities	8,204	5,948
Accrued business reorganization expenses, non-current	3,409	4,094
Accrued merger and integration expenses, non-current	1,721	2,038
Long-term debt, less current portion	235	478

Total liabilities	177,839	215,319
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 24,957,732 and 24,340,462 shares, respectively	25	24
Additional paid-in capital	427,645	416,448
Accumulated deficit	(298,344)	(318,599)
Accumulated other comprehensive income—translation adjustments	43,934	34,811
Treasury stock, 15,798 shares	(230)	(230)

Total stockholders’ equity	173,030	132,454

	$350,869	$347,773

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
		(Restated)
Cash flows from operating activities:
Net income (loss)	$22,115	$201	$(30,285)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,292	18,412	20,108
Provision for (recovery of) doubtful accounts	2,993	2,233	(683)
(Benefit from) provision for deferred income taxes	(7,576)	1,021	(1,424)
Stock based compensation	5,956	5,264	4,481
Net (gain) loss on disposal of assets	(20,681)	(559)	1,330
Changes in assets and liabilities, net of effects of business acquisitions:
Decrease (increase) in accounts receivable, net	12,895	(51,331)	(39,054)
Decrease (increase) in other assets	4,263	(2,313)	9,700
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(4,493)	9,113	17,083
Decrease in accrued business reorganization expenses	(107)	(6,688)	(9,900)
Decrease in accrued merger and integration expenses	(790)	(1,651)	(2,251)

Total adjustments	13,752	(26,499)	(610)

Net cash provided by (used in) operating activities	35,867	(26,298)	(30,895)

Cash flows from investing activities:
Capital expenditures	(11,210)	(9,933)	(9,735)
Proceeds from the sale of assets	23,323	—	—
Payments for acquisitions and intangible assets, net of cash acquired	(10,232)	(25,782)	(393)

Net cash provided by (used in) investing activities	1,881	(35,715)	(10,128)

Cash flows from financing activities:
Borrowings under credit facility	540,869	355,644	19,550
Repayments under credit facility	(570,941)	(325,571)	(19,550)
Net payments on long-term debt	(2,807)	(2,791)	(1,407)
Issuance of common stock—Long Term Incentive Plan option exercises	1,961	1,472	1,790
Issuance of common stock—employee stock purchase plans	2,115	2,142	1,688
Proceeds from issuance of common stock	—	44,961	27,919
Payments received from Monster	—	—	5,518
Purchase of restricted stock from employees	—	—	(230)

Net cash (used in) provided by financing activities	(28,803)	75,857	35,278

Effect of exchange rates on cash and cash equivalents	1,596	(800)	672
Net increase (decrease) in cash and cash equivalents	10,541	13,044	(5,073)
Cash and cash equivalents, beginning of year	34,108	21,064	26,137

Cash and cash equivalents, end of year	$44,649	$34,108	$21,064

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated (deficit) earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total	Total comprehensive income (loss)
	Shares	Value
Balance January 1, 2004	17,145,520	$17	$318,836	$(288,515)	$39,023	$—	$69,361
Net loss				(30,285)			(30,285)	$(30,285)
Other comprehensive income, translation adjustments					2,671		2,671	2,671
Issuance of shares for 401(k) plan contribution	92,076		1,058				1,058
Issuance of shares from exercise of stock options	252,074	1	1,789				1,790
Issuance of shares for employee stock purchase plans	159,590		1,688				1,688
Issuance of shares	2,547,770	2	27,917				27,919
Purchase of restricted stock from employees	(15,798)					(230)	(230)
Issuance of shares for acquisition	367,174	1	5,280				5,281
Stock-based compensation	48,762		4,481				4,481

Balance December 31, 2004	20,597,168	21	361,049	(318,800)	41,694	(230)	83,734	$(27,614)

Net income (Restated, Note 2)				201			201	201
Other comprehensive loss, translation adjustments					(6,883)		(6,883)	(6,883)
Issuance of shares for 401(k) plan contribution	94,960		1,563				1,563
Issuance of shares from exercise of stock options	187,038		1,472				1,472
Issuance of shares for employee stock purchase plans	167,583		2,142				2,142
Issuance of shares	3,223,640	3	44,958				44,961
Stock-based compensation	54,275		5,264				5,264

Balance December 31, 2005 (Restated, Note 2)	24,324,664	24	416,448	(318,599)	34,811	(230)	132,454	$(6,682)

Cumulative effect of the adoption of SAB 108 (Note 2)			(907)	(1,860)			(2,767)
Net income				22,115			22,115	22,115
Other comprehensive income, translation adjustments					9,123		9,123	9,123
Issuance of shares for 401(k) plan contribution	126,950		2,073				2,073
Issuance of shares from exercise of stock options	243,105		1,961				1,961
Issuance of shares for employee stock purchase plans	229,380	1	2,114				2,115
Stock-based compensation	17,835		5,956				5,956

Balance December 31, 2006	24,941,934	$25	$427,645	$(298,344)	$43,934	$(230)	$173,030	$31,238

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

Hudson Highland Group, Inc. and its subsidiaries (the “Company”) comprise the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific (“Hudson regional businesses” or “Hudson”). The Company sold its executive search business, Highland Partners (“Highland”), in the fourth quarter of 2006, and presents Highland’s results as discontinued operations (see Note 4—Discontinued Operations). The Company has operated as an independent publicly held company since its spin-off (the “Distribution”) from Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc., on March 31, 2003 (the “Distribution Date”).

Reporting Segments

The Company provides professional staffing services on a permanent, contract and temporary basis and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into three reportable segments, the Hudson regional businesses of Hudson Americas, Hudson Europe, and Hudson Asia Pacific, which constituted approximately 23%, 44% and 33% of the Company’s gross margin, respectively, for the year ended December 31, 2006.

Hudson’s three regional businesses provide temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a temporary Company is one of the world’s largest specialized professional staffing and talent management solutions firms. The assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services, or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

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

Hudson Americas operates from 37 offices in two countries, with 97% of its 2006 gross margin generated in the United States. Hudson Europe operates from 41 offices in 14 countries, with 55% of its 2006 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 26 offices in 6 countries, with 66% of its 2006 gross margin stemming from Australia.

Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional consulting.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Discontinued Operations

Effective October 1, 2006, the Company completed the sale (the “Sale”) of the Highland Partners executive search business (“Highland”) to Heidrick & Struggles International, Inc. (“Heidrick”). The Highland business was a separate reportable segment of the Company. As a result of the Sale, Highland is classified as a discontinued operation in the accompanying financial statements.

2. RESTATEMENT OF 2006 AND 2005 RESULTS AND ADOPTION OF SAB 108

In the Company’s Form 10-Q for the three months ended June 30, 2006, the Company reported that in conjunction with a comprehensive second quarter review of the accounting processes supported by the new PeopleSoft accounting and management reporting system implemented in 2005 in the Hudson North America business unit, that it was recording certain adjustments in the second quarter of 2006. Such adjustments include reductions to receivables and revenue of $923 for which the applicable prior period could not practicably be determined and adjustments of $643 attributable to 2005 receivables and revenue. The Company received a comment letter from the U.S. Securities and Exchange Commission (the “SEC”) regarding these adjustments, and after a series of discussions with the SEC staff, the Company decided to restate its previously reported results for 2006 and 2005 which changed the timing of the recognition of the previously disclosed adjustments. The restatement of the 2006 financial statements results in an increase of $1,566 in the Company’s and the Hudson Americas segment reported 2006 revenues, EBITDA (see Note 4 for definition of EBITDA), operating income, income from continuing operations and net income, as well as an increase in basic and diluted earnings per share of $0.06. The restatement also reduced the Company’s and the Hudson Americas segment reported 2005 revenue, EBITDA, operating income, income from continuing operations and net income by $643, as well as decreased basic and diluted earnings per share by $0.03 and unbilled accounts receivable by $643 as of December 31, 2005. As more fully described below in the discussion of the Company’s adoption of Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company classified the $923 adjustment, for which the applicable prior period could not practicably be determined, as an adjustment to opening retained deficit in 2006.

The following table presents the effect of the restatement on the previously reported Consolidated Condensed Statement of Operations for the three months ended June 30, 2006 (dollars in thousands) (unaudited).

	As reported	Adjustment	Restated
Revenue	$350,518	$1,566	$352,084
Direct costs	223,458	—	223,458

Gross margin	127,060	1,566	128,626
Selling, general and administrative expenses	119,374	—	119,374
Depreciation and amortization	4,028	—	4,028
Business reorganization expenses	658	—	658
Merger and integration expenses	72		72

Operating income	2,928	1,566	4,494
Other income (expense):
Other, net	128	—	128
Interest, net	(760)	—	(760)

Income from continuing operations before provision for income taxes	2,296	1,566	3,862
Provision for income taxes	2,586	—	2,586

Income (loss) from continuing operations	(290)	1,566	1,276
Income from discontinued operations	890	—	890

Net income	$600	$1,566	$2,166

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.06	$0.05
Income from discontinued operations	0.04	0.00	0.04

Net income	$0.03	$0.06	$0.09

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The following table presents the effect of the restatement on the previously reported Consolidated Condensed Statement of Operations for the three months ended September 30, 2005 (dollars in thousands) (unaudited).

	As reported	Adjustment	Restated
Revenue	$341,256	$(175)	$341,081
Direct costs	220,599	—	220,599

Gross margin	120,657	(175)	120,482
Selling, general and administrative expenses	114,626	—	114,626
Depreciation and amortization	3,891	—	3,891

Operating income	2,140	(175)	1,965
Other income (expense):
Other, net	322	—	322
Interest, net	(287)	—	(287)

Income from continuing operations before provision for income taxes	2,175	(175)	2,000
Provision for income taxes	2,152	—	2,152

Income (loss) from continuing operations	23	(175)	(152)
Income from discontinued operations	1,138	—	1,138

Net income (loss)	$1,161	$(175)	$986

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.00	$(0.01)	$(0.01)
Income from discontinued operations	$0.05	0.00	$0.05

Net income (loss)	$0.05	$(0.01)	$0.04

The following table presents the effect of the restatement on the previously reported Consolidated Condensed Statement of Operations for the three months ended December 31, 2005 (dollars in thousands) (unaudited).

	As reported	Adjustment	Restated
Revenue	$337,393	$(468)	$336,925
Direct costs	220,926	—	220,926

Gross margin	116,467	(468)	115,999
Selling, general and administrative expenses	111,938	—	111,938
Depreciation and amortization	4,381	—	4,381
Business reorganization expenses	81	—	81
Merger and integration recoveries	(35)	—	(35)

Operating income (loss)	102	(468)	(366)
Other income (expense):
Other, net	559	—	559
Interest, net	(553)	—	(553)

Income (loss) from continuing operations before provision for income taxes	108	(468)	(360)
Provision for income taxes	266	—	266

Loss from continuing operations	(158)	(468)	(626)
Income from discontinued operations	1,970	—	1,970

Net income	$1,812	$(468)	$1,344

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.01)	$(0.02)	$(0.03)
Income from discontinued operations	0.09	0.00	0.09

Net income	$0.08	$(0.02)	$0.06

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The following table presents the effect of the restatement on the previously reported Consolidated Statement of Operations for the year ended December 31, 2005 (dollars in thousands).

	As reported	Adjustment	Restated
Revenue	$1,365,449	$(643)	$1,364,806
Direct costs	888,251	—	888,251

Gross margin	477,198	(643)	476,555
Salaries and related	334,541	—	334,541
Office and general	103,261	—	103,261
Marketing and promotion	18,005	—	18,005
Depreciation and amortization	17,058	—	17,058
Business reorganization expenses	511	—	511
Merger and integration recoveries	(70)	—	(70)

Operating income	3,892	(643)	3,249
Other income (expense):
Other, net	(984)	—	(984)
Interest, net	(1,680)	—	(1,680)

Income from continuing operations before provision for income taxes	1,228	(643)	585
Provision for income taxes	5,115	—	5,115

Loss from continuing operations	(3,887)	(643)	(4,530)
Income from discontinued operations	4,731	—	4,731

Net income	$844	$(643)	$201

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.17)	$(0.03)	$(0.20)
Income from discontinued operations	0.21	0.00	0.21

Net income	$0.04	$(0.03)	$0.01

Adoption of SAB 108

In September 2006, the SEC issued SAB 108, which became effective for years ending on or before November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements.

The Company evaluated the impact of correcting all misstatements, including both carryover and reversing effects of prior years misstatements on the current year financial statements. The Company determined that for the two items it identified (as described below) the effect of the errors on all prior financial statement filings were immaterial, but would be considered material to the statement of operations if corrected in the current period. Therefore, the Company recorded a cumulative effect adjustment under SAB 108 to the applicable carrying values of the related assets and liabilities for these previous errors as of January 1, 2006, with an offsetting adjustment to stockholders’ equity. The amounts recorded were credits of $923 to unbilled accounts receivable, $140 to accrued expenses and other current liabilities and $1,704 to other long-term liabilities with the offsetting debits of $1,860 to retained deficit and $907 to additional paid-in capital.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

This adjustment represents two items: an un-reconciled difference in unbilled accounts receivable, for which the applicable prior period could not practicably be determined, and a correction of an error in the amortization of a free rent amount related to a lease of office space in the United Kingdom. The unreconciled difference in unbilled accounts receivable was discovered in the second quarter of 2006 during a comprehensive review of the accounting processes supported by the new PeopleSoft accounting and management reporting system implemented in 2005 in the Hudson North America business unit. An adjustment of unbilled accounts receivable totaling $923 could not be reconciled to the reported balances. After an extensive financial and accounting review by the Company and its experts, the period in which the error occurred could not be determined with certainty, but management concluded that the error most likely occurred prior to January 1, 2005, as the periods after that date were covered by the comprehensive review. The possible overstatement of revenue during the years prior to December 31, 2004 was not considered material, separately or in addition to the lease item noted below, to the reported losses in those years and those results therefore were not restated.

The second item was a lease entered into in 2001. The lease has a term of twenty years, however the initial amortization of the free rent period was incorrectly taken over a four and a half year period, until the first rent review date, rather than the lease term. The error was discovered during the year ended December 31, 2005 and that year’s statement of operations was properly stated. The understatement of expense for the years ended December 31, 2004, 2003, 2002 and 2001 totaled $1,844 and was not considered material to the reported losses in those years and those results therefore were not restated. The $907 debit to additional paid-in capital represents the portion of the adjustment for the lease that relates to the period prior to the Distribution.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions between and among the Company and its subsidiaries have been eliminated in consolidation. Transactions and balances between the Company and Monster are included in the accompanying consolidated financial statements.

Nature of Business and Credit Risk

The Company’s revenue is earned from professional placement services, mid-level employee professional staffing and temporary contracting services. These services are provided to a large number of customers in many different industries. The Company operates throughout North America, the United Kingdom, Continental Europe and the Asia Pacific region (primarily Australia).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, among others, allowances for doubtful accounts, net realizable values for long-lived assets, and the recoverability of deferred tax assets. Actual results could differ from these estimates.

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

Revenue, direct costs and gross margin of the Company were as follows:

	Year ended December 31, 2006			Year ended December 31, 2005 (Restated)			Year ended December 31, 2004
	Temporary	Other	Total	Temporary	Other	Total	Temporary	Other	Total
Revenue	$1,030,879	$342,594	$1,373,473	$1,033,531	$331,275	$1,364,806	$886,971	$307,704	$1,194,675
Direct costs	844,715	34,159	878,874	847,872	40,379	888,251	732,786	49,798	782,584

Gross margin	$186,164	$308,435	$494,599	$185,659	$290,896	$476,555	$154,185	$257,906	$412,091

Direct Costs and Gross Margin

Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes search, permanent placement and other talent management revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of temporary and permanent placements, and the functional nature of the staffing services provided can affect gross margin.

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

Cash and Cash Equivalents

Cash and cash equivalents, which consist primarily of commercial paper and time deposits, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents. At December 31, 2006 and 2005, outstanding checks in excess of cash account balances were $7,798 and $4,661, respectively, and are included in accounts payable on the accompanying balance sheet.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Years
Furniture and equipment	3 – 7
Capitalized software costs	2 – 5
Computer equipment	3 – 4

Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term. The amortization periods of material leasehold improvements are estimated at the inception of the lease term.

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

Intangibles

Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of client lists, trademarks and goodwill. With the exception of goodwill, these costs are being amortized over periods ranging from three to five years on a straight-line basis or on an accelerated basis where appropriate. The Company evaluates its goodwill annually for impairment for each of its reporting units, or earlier if indicators of potential impairment exist. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statements of Operations accounts are translated at the average rate of exchange prevailing during each period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the other comprehensive income (loss) account in stockholders’ equity. Gains and losses resulting from other foreign currency transactions are included in other income (expense).

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the Company’s income (loss) from continuing operations by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s income (loss) from continuing operations by the weighted average number of shares outstanding and the impact of all dilutive potential common

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the years ended December 31, 2005 and 2004, the effect of approximately 1,379,000 and 930,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss from continuing operations per share because the effect was anti-dilutive.

Income (loss) per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly income (loss) per share amounts may not equal year-to-date income (loss) per share amounts, which reflect the weighted average effect on a year-to-date basis.

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

Stock-Based Compensation

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. In adopting SFAS 123R, the Company chose to apply the “modified retrospective method,” requiring the Company to recognize stock compensation expense for stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. Prior period results have been adjusted for the application of the modified retrospective method. For additional discussion of stock-based compensation, see Note 6.

Effect of Recently Issued Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the fiscal first quarter of 2008 and the Company expects to adopt the statement at that time. The Company believes that the adoption of SFAS 157 will not have a material effect on its results of operations, cash flows or financial position.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

4. DISCONTINUED OPERATIONS

Effective October 1, 2006, the Company completed the Sale of Highland to Heidrick. Heidrick also assumed certain on-going liabilities and obligations of Highland. The Company recorded a gain of $20,358 from the Sale, from cash proceeds of $36,600, less post-closing net working capital adjustments, $9,550 paid to certain partners of Highland in consideration for providing assistance in completing the Sale, entering into employment agreements with Heidrick and providing the Company with a general release from liability, and other direct costs of the transaction. The Company may receive up to an additional $15,000 from Heidrick at future dates, subject to the achievement by Highland of certain future revenue metrics in 2007 and 2008. The Highland business was a separate reportable segment of the Company. As a result of the Sale, the Company has classified the results of operations of Highland as a discontinued operation.

Reported results for the discontinued Highland operations by period were as follows:

	For the years ended December 31,
	2006	2005	2004
Revenue	$44,419	$62,827	$61,679

Gross margin	$41,762	$59,733	$58,129

EBITDA (a)	$2,861	$4,166	$(354)
Depreciation and amortization	920	1,354	1,805

Operating income	1,941	2,812	(2,159)
Other income (expense)	(983)	1,840	$119
Gain on the Sale	20,358	—	—
Provision (benefit) for income taxes (b)	713	(79)	(137)

Income (loss ) from discontinued operations	$20,603	$4,731	$(1,903)

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Because of U.S. and foreign net operating loss carry-forwards, the effective tax rate differs from the U.S. Federal statutory rate of 35%.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Reported assets and liabilities for the discontinued Highland operations were as follows:

December 31, 2005
Assets—discontinued operations
Accounts receivable, net	$10,026
Other current assets	738

Current assets of discontinued operations	10,764
Property and equipment	1,390
Intangibles	111
Other assets	822

Non-current assets of discontinued operations	2,323

Total assets of discontinued operations	$13,087

Liabilities—discontinued operations
Accounts payable	$594
Accrued and other liabilities	14,512

Total liabilities of discontinued operations	$15,106

5. STOCK BASED COMPENSATION

In the first quarter of 2006, the Company adopted SFAS 123R, which revised SFAS 123 and supersedes Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. The Company had adopted the disclosure only provisions of SFAS 123 and SFAS 148—Accounting for Stock-Based Compensation—Transition and Disclosure, which required certain financial statement disclosures, including pro forma operating results, as if the Company had prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation. In adopting SFAS 123R, the Company chose to apply the “modified retrospective method,” requiring the Company to recognize stock compensation expense for stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. Prior period results have been adjusted for the application of the modified retrospective method. All employee stock option grants made since the beginning of 2003 have been reflected as an expense in prior years or will be expensed over the related remaining stock option vesting period based on the estimated fair value at the date the options are granted. As a result of the adoption of SFAS 123R using the modified retrospective method, the Company recognized expenses from continuing operations of $4,545, $4,183 and $3,225 in the years ended December 31, 2006, 2005 and 2004, respectively, for the stock option and employee stock purchase plans. These expenses are included in salaries and related expenses. The Company also recognized expenses in discontinued operations of $263, $286 and $285 in the years ended December 31, 2006, 2005 and 2004, respectively, for the stock option and employee stock purchase plans related to the discontinued operations of the Highland segment. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods. The Company recognized a current tax benefit for the year ended December 31, 2006 of $541 in certain foreign jurisdictions where the Company has taxable income. No tax benefits were recognized for the years ended December 31, 2005 and 2004. As a result of the Company’s inability to recognize current tax benefits on reported net losses, total stock-based compensation expense was recorded without tax benefits for the years ended December 31, 2005 and 2004. As of December 31, 2006, there was approximately $6,300 of compensation expense that has yet to be recognized related to non-vested stock option awards. This expense is expected to be recognized over a weighted-average period of 2.6 years. All share issuances related to stock compensation plans are issued from unissued shares of stockholder approved compensation plans.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The following were the weighted average assumptions used to determine the fair value of options granted and the details of option activity as of and for the respective periods:

	For the years ended December 31,
	2006	2005	2004
Risk free interest rate	4.4%	4.0%	4.0%
Volatility	55.0%	55.0%	55.0%
Expected life (years)	5.0	5.0	5.0
Dividends	0.0%	0.0%	0.0%
Weighted average fair value of options granted during the period	$7.69	$7.52	$7.21

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard. Two models that meet the criteria required under SFAS 123R are a lattice model (for example, a binomial model) and a closed-form model (for example, the Black-Scholes-Merton option-pricing model). The Company is continuing to use the Black-Scholes-Merton option-pricing model. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation, as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur. Volatility is determined using historical prices to estimate the expected future fluctuations in the Company’s share price. The Company’s incremental stock-based compensation expense during 2006 as a result of the adoption of SFAS No. 123R was approximately $10 on its income from continuing operations and net income. There was no material impact on basic or diluted earnings per share due to the adoption of SFAS No. 123R. See Note 13 for additional information about the Company’s stock-based compensation plans.

The following details the modified retrospective application impact of SFAS 123R on previously reported results:

	Post adoption	As previously reported (a)
		(unaudited)
For the year ended December 31, 2005 (Restated)
Total operating expenses	$473,306	$469,123
Operating income	$3,249	$7,432
Loss from continuing operations	$(4,530)	$(347)
Income from discontinued operations, net of taxes	$4,731	$5,017
Net income	$201	$4,670
Basic income per share	$0.01	$0.21
Diluted income per share	$0.01	$0.21
For the year ended December 31, 2004
Total operating expenses	$436,641	$433,416
Operating loss	$(24,550)	$(21,325)
Loss from continuing operations	$(28,382)	$(25,157)
Loss from discontinued operations, net of taxes	$(1,903)	$(1,618)
Net loss	$(30,285)	$(26,775)
Basic and diluted loss per share	$(1.56)	$(1.38)

As of December 31, 2005
Additional paid-in capital	$416,448	$404,755
Accumulated deficit	$(318,599)	$(306,906)

(a)	Previously reported amounts are after the restatement (see Note 2) and have been adjusted for the presentation of the Highland segment as a discontinued operation (see Note 3).

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

6. GOODWILL AND INTANGIBLES

SFAS 142 Goodwill and Other Intangible Assets requires that goodwill and indefinite-lived intangible assets not be amortized but be tested for impairment on an annual basis, or more frequently if circumstances warrant. As a result of this test and the related fair value examination, the Company recorded a non-cash goodwill impairment charge for the Alder Novo acquisition, a unit within the Talent Management Solutions reporting unit, of $1,300, in the fourth quarter of 2006. The impairment valuation was based upon a discounted cash flow approach that used estimated future revenue and costs for the Hudson Americas’ Talent Management Solutions reporting unit as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company was using to manage the underlying business. The 2006 goodwill impairment charge wrote-off all goodwill related to Alder Novo and was recorded in depreciation and amortization expense.

A summary of changes in the Company’s goodwill by reporting unit follows. Additions in 2006, 2005 and 2004 reflect acquisitions and purchase price adjustments made during that year, as described in Note 8.

	December 31, 2005	Additions and adjustments	Impairments (a)	Currency translation	December 31, 2006
Hudson Americas	$6,022	$8,629	$(1,300)	$—	$13,351
Hudson Europe	15,310	1,274	—	1,910	18,494

	$21,332	$9,903	$(1,300)	$1,910	$31,845

	December 31, 2004	Additions and adjustments	Impairments	Currency translation	December 31, 2005
Hudson Americas	$4,567	$1,455	$—	$—	$6,022
Hudson Europe	—	15,400	—	(90)	15,310

	$4,567	$16,855	$—	$(90)	$21,332

	December 31, 2003	Additions and adjustments	Impairments	Currency translation	December 31, 2004
Hudson Americas	$—	$4,567	$—	$—	$4,567
Hudson Europe	—	—	—	—	—

	$—	$4,567	$—	$—	$4,567

(a)	Impairments were reported in depreciation and amortization expense.

As of December 31, 2006 and 2005, intangible assets consisted of the following:

	December 31, 2006		December 31, 2005
	Gross carrying amount	Accumulated amortization	Gross Carrying amount	Accumulated amortization
Goodwill	$31,845	$—	$21,332	$—
Amortizable intangible assets:
Client lists and other amortizable intangibles	15,189	(9,422)	13,963	(4,306)

Total intangible assets	$47,034	$(9,422)	$35,295	$(4,306)

Amortization of intangible assets, including 2006 impairments, was $6,189, $2,129 and $493, for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated intangible asset amortization expense is $2,600, $1,600, $1,100 and $500 for the years ended December 31, 2007, 2008, 2009 and 2010, respectively.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2006	2005
Computer equipment	$33,017	$30,038
Capitalized software costs	31,615	28,852
Leasehold and building improvements	25,282	20,602
Furniture and equipment	24,610	21,665
Transportation equipment	1,139	1,077

	115,663	102,234
Less: accumulated depreciation and amortization	87,558	72,187

Property and equipment, net	$28,105	$30,047

Leasehold improvements included assets classified under capital leases at December 31, 2006 and 2005 with a cost of $785 and $725, respectively, and accumulated amortization of $168 and $52, respectively. Capitalized software costs included software under capital leases at December 31, 2006 and 2005 with a cost of $4,716 and $4,714, respectively and accumulated amortization of $1,408 and $466, respectively. Computer equipment with a cost of $153 included equipment classified under capital leases at December 31, 2006 and 2005 and accumulated amortization of $127 and $76, respectively. In 2006, the Company included $2,774 of accelerated amortization expense, as a result of a change in estimated useful life, related to leasehold improvements of its former corporate offices vacated in early 2007.

8. BUSINESS REORGANIZATION EXPENSES

In the third quarter of 2006, the Company’s Board of Directors approved a reorganization program with costs for the related actions in the following categories: consolidation of support functions, particularly between the Hudson North America business unit and corporate; closing or reducing redundant sales functions and unprofitable offices, particularly in Hudson North America and Europe; and programs to reduce management staffing levels in Hudson Asia Pacific. During 2006, the Company recorded reorganization expenses of $5,004 associated with the 2006 program. The Company expects to incur additional expenses of between $3,000 and $4,000 related to the completion of two major facility changes and the finalization of a number of severance programs in the first half of 2007. In addition, the Company recorded changes in estimates to prior period program costs of $1,044 during 2006, primarily for leases on facilities included in prior programs where the leases related to these facilities have garnered lower sublease income than estimated or have remained vacant longer that expected, because of deteriorating market conditions.

As a result of prior period reorganization program initiatives, the Company recorded business reorganization expenses of $511 and $1,016, classified as a component of operating expenses, for the years ended December 31, 2005 and 2004, respectively.

The reorganization accruals for the Highland segment are classified as liabilities from continuing operations for all periods presented. These liabilities were not transferred to Heidrick upon the Sale. The Company also recorded business reorganization expense (recoveries) of $25, $(278) and $2,345, classified as a component of income from discontinued operations, for the years ended December 31, 2006, 2005 and 2004, respectively. The Company does not expect there to be any material changes to these discontinued operations’ accruals for the future, but can not be assured that additional expenses will not be required. Any future expense related to Highland reorganization liabilities will be classified as corporate expense.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Consolidation of Excess Facilities

During the year ended December 31, 2006, the Company recorded expenses for the 2006 program of $581 for leases in Hudson Europe and Asia Pacific and expense of $1,393 for changes in estimates to prior programs’ expenses, primarily in Hudson Europe for leases on facilities included in prior programs where the leases related to these facilities have garnered lower sublease income than estimated or have remained vacant longer that expected, and in Hudson Americas on a number of leases in their final year. During the year ended December 31, 2005, the Company recorded expense of $621 for changes in estimates. During the year ended December 31, 2004, the Company recorded net recoveries of $2 from the modification of a Hudson Australian lease, offset by changes in estimates due to market fluctuations in Hudson Americas. As of December 31, 2006, the remaining accrual related to approximately nine locations and will be paid over the remaining lease terms, which have various expiration dates up until 2010, except one with a 2021 expiration date. The estimated payments for 2007 are $3,110.

During the years ended December 31, 2006 and 2005, the Company recorded, as a component of income from discontinued operations, recoveries of prior period expenses related to leases and facilities of $90 and $312, respectively. During the year ended December 31, 2004, the Company recorded, as a component of income from discontinued operations, expense of $2,494, for the finalization of Highland’s Canadian subleases.

Workforce Reduction

During the year ended 2006, the Company recorded additional charges for workforce reductions of $4,310 and recoveries for changes in estimates to prior programs of $336 for costs associated with workforce reductions. The expenses were comprised of $1,520 in Hudson Americas, primarily related to the closing of the Center for High Performance and closing or reducing redundant sales functions and unprofitable offices, $1,168 in Hudson Europe to reduce redundant sales functions and unprofitable offices and close the Norway office, $596 in Hudson Asia Pacific for management changes in Japan and Australian reductions in redundant sales functions and $690 related to corporate expense. During the years ended December 31, 2005 and 2004, (recoveries) expense of $(33) and $177 were recorded for changes in prior year’s estimates. As of December 31, 2006, the workforce reduction accrual related to settlements and termination payments for approximately 39 former employees, which are all payable in 2007.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded, as a component of income from discontinued operations, recoveries of $6, $91 and $378, respectively, for prior period reorganization programs’ workforce reduction expenses.

Professional Fees and Other Charges

During the year ended 2006, the Company recorded additional charges of $113 and recoveries for changes in estimates to prior programs of $13 for professional fees and other charges. Professional fees and other charges were $(77) and $841 in the years ended December 31, 2005 and 2004, respectively, related to prior reorganization actions for services required to close the Hudson Australian lease modification in 2004. This accrual at December 31, 2006 was included in current liabilities.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded, as a component of income from discontinued operations, expenses of $121, $125 and $229, respectively, for prior period reorganization programs’ professional fees and other charges.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Amounts under the “Utilization” caption of the following tables are primarily the cash payments associated with the plans. Business reorganization expense activities and liability balances were as follows:

Year ended December 31, 2006	December 31, 2005	Changes in estimate	Additional charges	Utilization	December 31, 2006
Consolidation of excess facilities	$7,287	$1,303	$581	$(2,682)	$6,489
Workforce reduction	362	(342)	4,310	(2,453)	1,877
Professional fees and other	669	108	113	(770)	120

Total	$8,318	$1,069	$5,004	$(5,905)	$8,486

Year ended December 31, 2005	December 31, 2004	Changes in estimate	Additional charges	Utilization	December 31, 2005
Consolidation of excess facilities	$12,894	$309	$—	$(5,916)	$7,287
Workforce reduction	663	(124)	—	(177)	362
Professional fees and other	2,205	48	—	(1,584)	669

Total	$15,762	$233	$—	$(7,677)	$8,318

Year ended December 31, 2004	December 31, 2003	Changes in estimate	Additional charges	Utilization	December 31, 2004
Consolidation of excess facilities	$18,340	$2,492	$—	$(7,938)	$12,894
Workforce reduction	5,337	(201)	—	(4,473)	663
Professional fees and other	2,706	1,070	—	(1,571)	2,205

Total	$26,383	$3,361	$—	$(13,982)	$15,762

The following table presents a summary of plan activity related to business reorganization costs by plan period.

Year ended December 31, 2006	December 31, 2005	Changes in estimate	Additional charges	Utilization	December 31, 2006
Second Quarter 2002 Plan	$1,409	$(301)	$—	$(664)	$444
Fourth Quarter 2002 Plan	4,996	1,124	—	(1,489)	4,631
Fourth Quarter 2003 Plan	1,913	246	—	(1,090)	1,069
2006 Plan	—	—	5,004	(2,662)	2,342

Total	$8,318	$1,069	$5,004	$(5,905)	$8,486

Year ended December 31, 2005	December 31, 2004	Changes in estimate	Additional charges	Utilization	December 31, 2005
Second Quarter 2002 Plan	$3,062	$320	$—	$(1,973)	$1,409
Fourth Quarter 2002 Plan	7,921	5	—	(2,930)	4,996
Fourth Quarter 2003 Plan	4,779	(92)	—	(2,774)	1,913

Total	$15,762	$233	$—	$(7,677)	$8,318

Year ended December 31, 2004	December 31, 2003	Changes in estimate	Additional charges	Utilization	December 31, 2004
Second Quarter 2002 Plan	$4,717	$1,011	$—	$(2,666)	$3,062
Fourth Quarter 2002 Plan	8,523	2,683	—	(3,285)	7,921
Fourth Quarter 2003 Plan	13,143	(333)	—	(8,031)	4,779

Total	$26,383	$3,361	$—	$(13,982)	$15,762

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

9. BUSINESS COMBINATIONS—MERGER AND INTEGRATION EXPENSES

Acquisitions Accounted for Using the Purchase Method

In April 2006, Hudson Americas purchased Professional Solutions LLC, a Cleveland Ohio-based professional services firm, for a total cash consideration of $4,666. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($604 in assets, $205 in liabilities), with the excess of $4,267 allocated to goodwill, which is deductible for tax purposes. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds of up to a maximum of $13,500. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. The results of the acquired business have been included in the Hudson Americas segment of the condensed consolidated financial statements since the acquisition date.

In January 2006, Hudson Americas, through its Talent Management Solutions business, purchased Alder Novo for a total cash consideration of $1,315. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($25 in tangible assets, $75 in intangible assets, $85 in liabilities) with the excess of $1,300 allocated to goodwill, which is deductible for tax purposes. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds of up to a maximum of $16,550. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. The results of the acquired business have been included in the Hudson Americas segment of the condensed consolidated financial statements since the acquisition date. In the fourth quarter of 2006, the Company determined that the Alder Novo goodwill was impaired and expensed the entire balance of $1,300 in depreciation and amortization.

Pro forma information related to the two acquisitions completed in 2006 are not included because the impact of these acquisitions, both individually and in aggregate, on the Company’s consolidated financial position or results of operations is not considered material.

In August 2005, the Company and its subsidiary Hudson Group Holdings B.V. completed the acquisition of all of the shares of Balance Ervaring op Projectbasis B.V. (“Balance”), a leading professional temporary and contract-staffing firm in the Netherlands, pursuant to a Share Purchase Agreement (the “Purchase Agreement”). The Purchase Agreement provided for a payment at closing of 17,750 euros, up to 3,000 euros paid into escrow to be paid to the sellers in 2006 based upon 2005 earnings thresholds for Balance, and additional earn-out payments of up to 4,250 euros based on higher earnings thresholds for Balance from 2005 through 2007. In April of 2006, the Company made an earn-out payment 1,000 Euros or $1,274, which was recorded as additional goodwill. If and when any such additional payments come due, the amounts paid will be added to the recorded value of goodwill. Converted to U.S. dollars, the payment in euros at closing including escrow and all costs totaled $24,210 (net of cash acquired of $1,900). The Company recorded the allocation of the purchase price to the estimated fair value of the net assets acquired of approximately $9,410 in current assets, $8,650 in current liabilities, $500 in non-current assets and $10,800 for amortizable intangible assets (primarily customer base ($7,100) and trade name ($3,400), to be amortized on an accelerated basis that matches the estimated discounted cash flows related to the assets over their estimated useful lives of 3 to 5 years), $3,250 for deferred tax liabilities and the balance of $15,400 allocated to non-amortizable goodwill, which is not deductible for tax purposes. The following unaudited pro forma results are not necessarily indicative of the results that would have been achieved if the Company had acquired Balance at the beginning of the periods presented: net income for the twelve month period ended December 31, 2005 would have been approximately $2,650 ($0.12 per basic share and $0.11 per diluted share). The effect on net loss and loss per share for the year ended December 31, 2004 and on annual revenue in 2004 and 2005 would not have been material. The Company also purchased a Ukrainian business in

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

August 2005 for $117. The results of Balance and other 2005 acquired businesses have been included in the Hudson Europe segment of the consolidated financial statements since the respective dates of acquisition.

In June 2004, the Company purchased one business through the issuance of 367,174 shares of its common stock, with a fair value of $5,281. The results of this business have been included in the Hudson Americas segment of the consolidated financial statements since that date. The Company recorded the allocation of the purchase price to the estimated fair value of the net assets acquired ($1,258 in assets, $544 in liabilities) with the excess of $4,567 allocated to goodwill, which may be deductible for tax purposes. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. Pursuant to this purchase agreement, the Company paid contingent payouts of $2,977 and $1,455 to the sellers in 2006 and 2005, respectively, and the amount paid was added to the recorded value of goodwill.

The Company estimates that earn-out payments related to prior period acquisitions could be between $30,000 and $40,000 during 2007, payable in a combination of cash and the Company’s stock.

Merger and Integration Expenses Incurred with Pooling of Interests Transactions

In connection with pooling of interests transactions completed prior to June 30, 2001, the Company formulated plans to integrate the operations of such companies. Such plans involved the closure of certain offices of the acquired and merged companies and the termination of certain management and employees. The objectives of the plans were to eliminate redundant facilities and personnel, and to create a single brand in the related markets in which the Company operates. As of December 31, 2004, all remaining integration balances are for assumed lease obligations on closed facilities. The merger and integration accruals for the Highland segment are classified as liabilities from continuing operations for all periods presented. These liabilities were not transferred to Heidrick upon the Sale.

The Company adjusted its estimates of these merger and integration costs by recognizing an expense of $373 and $141 for the years ended December 31, 2006 and 2004, respectively, and an expense reduction of $70 for the year ended December 31, 2005, which consisted of additional changes in the estimated costs associated with assumed lease obligations on closed facilities related to leased office locations of acquired companies that were either under-utilized prior to the acquisition date or closed by the Company in connection with acquisition-related restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income. The Company also recorded merger and integration expenses of $207 and $595, classified as a component of income from discontinued operations, for the years ended December 31, 2006 and 2004, respectively.

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

Year ended December 31, 2006	December 31, 2005	Expenses	Utilization	December 31, 2006
2000 Plans	$1,671	$170	$(758)	$1,083
2001 Plans	456	—	(456)	—
2002 Plans	1,150	410	(85)	1,475

Total	$3,277	$580	$(1,299)	$2,558

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Year ended December 31, 2005	December 31, 2004	Expenses	Utilization	December 31, 2005
2000 Plans	$2,407	$(35)	$(701)	$1,671
2001 Plans	800	(35)	(309)	456
2002 Plans	1,994	—	(844)	1,150

Total	$5,201	$(70)	$(1,854)	$3,277

The estimated payments for 2007 are $837 with the remaining balance paid over the terms of the five leases that end in various years through 2015.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2006	2005
Salaries, commissions and benefits	$60,392	$64,720
Sales, use and income taxes	30,233	23,413
Fees for professional services	6,814	5,662
Rent	6,917	4,740
Other accruals	29,687	26,989

	$134,043	$125,524

11. LONG-TERM DEBT

Long-term debt obligations consisted of the following:

	December 31,
	2006	2005
Capitalized lease, payable with interest of 7.2%, in installments through 2008	$473	$2,949
Less: Current portion	238	2,471

	$235	$478

As of December 31, 2006, long-term debt matures as follows: $238 in 2007 and $235 in 2008. Certain of the leases can be paid prior to the scheduled maturity. Capital lease obligations presented here exclude the interest portion of the obligation, which is considered immaterial.

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2006	2005	2004
Interest paid	$3,331	$2,741	$1,498
Income taxes paid	$6,920	$3,313	$1,195
Value of common stock issued to satisfy 401(k) contribution (a)	$2,073	$1,563	$1,058
Capital lease obligations	—	$2,079	$3,920
Fair value of common stock issued for acquisition (b)	—	—	$5,281

(a)	The Company issued 126,950, 94,960 and 92,076 shares of its common stock in 2006, 2005 and 2004, respectively.
(b)	The Company issued 367,174 shares of common stock to purchase a business for its Hudson Americas segment.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

13. STOCK COMPENSATION PLANS

The Company maintains the Hudson Highland Group, Inc. Long Term Incentive Plan (the “LTIP”) pursuant to which it granted 340,500, 1,389,000 and 267,100 stock options to purchase shares of the Company’s common stock to certain key employees during the years ended December 31, 2006, 2005 and 2004, respectively. All options granted have a contractual term of ten years. Unvested options outstanding have vesting periods of four years, which vest 25% on each of the four anniversary dates or 50% on the third and fourth anniversary dates. Options exercisable within one year from December 31, 2006 totaled 1,016,260. No options related to the common stock of Monster were converted at the Distribution into options to purchase the Company’s stock.

The Company granted 100,000 options to purchase shares of the Company’s common stock under the LTIP to two non-employee members of the Board of Directors in 2006 and 250,000 options in periods prior to January 1, 2004. These options had an immediate vesting of 40% of the options granted with the remaining options vesting evenly over the next three years. All options granted have a contractual term of ten years. Of these options 10,000 have been exercised and the remaining 340,000 were outstanding as of December 31, 2006. Options exercisable within one year from December 31, 2006 totaled 300,000, which includes 50,000 options of one former member of the Board of Directors, which expire in May 2008.

Stock option activity for the three years ended December 31, 2006 follows:

	LTIP shares available for grant	Number of options outstanding	Weighted average exercise price per share
As of January 1, 2004	40,650	1,774,600	$7.36
Additional shares reserved	1,000,000	—	—
Options granted	(267,100)	267,100	13.66
Restricted shares granted	(55,600)	—	—
Options exercised	—	(252,074)	7.10
Options forfeited/canceled	146,760	(146,760)	8.09
Options expired	—	(1,000)	6.83
Restricted shares forfeited/canceled	7,500	—	—

As of December 31, 2004	872,210	1,641,866	8.37

Additional shares reserved	1,500,000	—	—
Options granted	(1,389,000)	1,389,000	14.82
Restricted shares granted	(57,000)	—	—
Options exercised	—	(187,038)	7.91
Options forfeited/canceled	48,413	(48,413)	9.95
Options expired	—	(1,250)	7.93
Restricted shares forfeited/canceled	2,063	—	—

As of December 31, 2005	976,686	2,794,165	11.57

Options granted	(440,500)	440,500	14.78
Restricted shares granted	(31,400)	—	—
Options exercised	—	(243,105)	8.04
Options forfeited/canceled	339,475	(339,475)	12.78
Options expired	—	(11,675)	12.69
Restricted shares forfeited/canceled	11,000	—	—

As of December 31, 2006	855,261	2,640,410	$12.27

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The Company may grant restricted stock to employees under the LTIP. These shares are provided at no cost to the employee. As of December 31, 2006, there was unrecognized compensation expense related to the unvested restricted stock granted under the LTIP of $1,588 to be recognized over a weighted-average period of 2.6 years. Restricted stock activity and fair value information for the three years ended December 31, 2006 follows:

	Year Ended December 31,
	2006	2005	2004
Opening balance unvested restricted stock	138,250	138,625	184,750
Grants issued with four year vesting (a)	27,500	53,000	50,000
Grants issued with immediate vesting (b)	3,900	4,000	5,600
Grants canceled	(11,000)	(2,063)	(7,500)
Grants vested with three year vesting (c)	(25,750)	(27,812)	(61,625)
Grants vested with four year vesting (a)	(32,500)	(23,500)	(13,500)
Grants vested due to accelerated vesting	—	—	(13,500)
Grants vested with immediate vesting (b)	(3,900)	(4,000)	(5,600)

Ending balance unvested restricted stock	96,500	138,250	138,625

Weighted average grant date fair value:
Opening unvested balance	$17.98	$11.23	$8.23
Grants issued	$13.63	$24.28	$13.32
Grants canceled	$11.37	$6.83	$6.83
Grants vested	$12.44	$10.03	$8.26
Ending unvested balance	$16.46	$17.98	$11.23
Restricted stock expense (d)	$1,148	$795	$971

(a)	Restricted stock with a four-year vesting period vests 25% on each of the four anniversary dates.
(b)	Restricted shares that vested immediately were granted to a total of 116 employees as performance awards.
(c)	Restricted stock with a three-year vesting period vests 50% on the first anniversary of the date of grant and 25% on each of the two succeeding anniversaries of the date of grant.
(d)	Expense consists of the value of the restricted stock and share incentive plan at the date of grant is amortized over the related vesting period as a charge to compensation expense and an increase in additional paid-in capital.

The following table summarizes stock options information at December 31, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Aggregate intrinsic value	Number exercisable	Weighted- average exercise price	Aggregate intrinsic value
$6.83	795,175	6.3 years	$6.83	$7,832	713,675	$6.83	$7,030
$8.61 to $10.77	121,500	8.5 years	$9.24	904	63,500	$9.22	474
$11.07 to $12.85	116,135	7.0 years	$11.71	577	87,510	$11.63	442
$13.25 to $13.91	801,500	8.1 years	$13.26	2,743	38,750	$13.29	131
$14.06 to $16.33	616,100	8.6 years	$15.16	938	125,375	$14.62	258
$17.92 to $25.94	190,000	9.0 years	$23.84	—	20,000	$17.92	—

	2,640,410	7.7 years	$12.27	$12,994	1,048,810	$8.76	$8,335

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on the Company’s closing stock price of $16.68 as of December 31, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $1,926, $2,138 and $1,827, respectively.

Subsequent to December 31, 2006, the Company granted 186,500 options with an exercise price of $16.90 to certain key employees. These options vest evenly over four years. During the first quarter of 2007, the Company also granted 4,400 shares of restricted stock, which vested immediately, to 44 employees as performance awards.

The Company maintains the Hudson Highland Group, Inc. Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may purchase shares of the Company’s common stock at the lesser of 85% of the fair market value at the commencement of each plan purchase period or 85% of the fair market value as of the purchase date. ESPP purchase dates are generally every six months ended June 30 and December 31. The Company recorded expense for the ESPP in salaries and related of $648, $586 and $417 for 2006, 2005 and 2004, respectively. The Company also recorded expense for the ESPP in income from discontinued operations of $61, $67 and $74 for 2006, 2005 and 2004, respectively. The Company issued 225,865, 164,930 and 154,968 shares of common stock pursuant to the ESPP at an average price of $9.17, $12.71 and $10.26 per share in 2006, 2005 and 2004, respectively. As of the December 31, 2006, the Company has 563,994 shares reserved for future share issuances under the ESPP and SIP (as defined below).

The Company’s United Kingdom subsidiary maintains the Hudson Global Resources Share Incentive Plan (the “SIP”), a stock purchase plan for its employees, whereby eligible employees may purchase shares on the open market at the end of each month, and the Company matches the employee purchases with a contribution of shares equal to 50% of the number of employee shares purchased. The Company issued 3,515, 2,653, and 4,622 shares of common stock pursuant to the SIP in 2006, 2005 and 2004, respectively. Shares are issued under the SIP from the ESPP share reserve.

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company matches contributions up to 3% for contributions, through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. Expense, included in continuing operations, for the years ended December 31, 2006, 2005 and 2004 for the 401(k) plan was $1,932, $1,733 and $1,328, respectively. Expense, included in income from discontinued operations, for the years ended December 31, 2006, 2005 and 2004 for the 401(k) plan was $278, $338 and $279, respectively. In March of 2006, the Company issued 126,950 shares of its common stock with a value of $2,073 to satisfy the 2005 contribution liability to the 401(k) Savings Plan. In March of 2005, the Company issued 94,960 shares of its common stock with a value of $1,563 to satisfy the 2004 contribution liability to the 401(k) Savings Plan. In March of 2004, the Company issued 92,076 shares of its common stock with a value of $1,058 to satisfy the 2003 contribution liability to the 401(k) Savings Plan. The 2006 401(k) plan matching shares will be issued in the first quarter of 2007.

For all share plans described above, the Company issues new shares of the Company’s common stock from stockholder approved stock compensation plans.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

14. PROVISION (BENEFIT) FOR INCOME TAXES

The domestic and foreign components of income (loss) before income taxes from continuing operations follow:

	Year ended December 31,
	2006	2005	2004
Domestic	$(46,733)	$(29,551)	$(34,751)
Foreign	52,789	30,136	8,144

Income (loss) from continuing operations before provision for income taxes	$6,056	$585	$(26,607)

The provision (benefit) for income taxes from continuing operations was as follows:

	Year ended December 31,
	2006	2005	2004
Current tax provision (benefit):
U.S. Federal	$—	$—	$(1,168)
State and local	2,135	106	701
Foreign	9,647	4,372	3,095

Total current	11,782	4,478	2,628
Deferred tax provision (benefit)
U.S. Federal	—	—	—
State and local	—	—	—
Foreign	(7,238)	637	(853)

Total deferred	(7,238)	637	(853)

Total provision	$4,544	$5,115	$1,775

The tax effects of temporary differences that gave rise to the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2006	2005
Current deferred tax assets:
Allowance for doubtful accounts	$1,104	$944
Capital allowances	3,444	3,960
Accrued and other current liabilities	1,911	1,726
Accrued compensation liabilities	3,396	3,226

Total current deferred tax asset	9,855	9,856

Non-current deferred tax assets (liabilities):
Property and equipment	(1,608)	(1,618)
Intangibles	8,615	19,286
Other liabilities	1,130	586
Tax loss carry-forwards	100,300	92,210

Total non-current deferred tax asset	108,437	110,464

Valuation allowance (a)	(110,369)	(119,596)

Net deferred tax assets	$7,923	$724

(a)	Included a decrease of $10,365 from the effect of adjusting temporary differences related to the Sale.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The provision for income taxes from continuing operations for the year ended December 31, 2006 was $4,544 on pretax income of $6,056, compared with a provision of $5,115 on pretax income of $585 for 2005. The change in the Company’s tax provision for the year ended December 31, 2006, compared to 2005, was primarily due to deferred income tax benefits in foreign jurisdictions ($7,875), primarily from the release of valuation allowances on tax loss carry-forwards, offset by increased current provisions for foreign ($5,275) and state and local ($2,029) income taxes. The increase in current foreign tax provisions resulted from increased profits in foreign countries where there are no tax loss carry forwards to offset taxable income.

Net deferred tax assets were included in other current assets and other long-term assets. Through March 31, 2003 the Company was included in the United States Federal and certain state consolidated tax filings with Monster. The tax provisions and deferred tax assets and liabilities of the Company were calculated as if the Company were a separate entity.

At December 31, 2006, the Company had net operating loss carry-forwards (“NOL”) for U.S. Federal tax purposes of approximately $227,800, including approximately $13,900 of tax losses that were not absorbed by Monster on its consolidated U.S. Federal tax returns through the Distribution Date, which expire through 2024. These losses included pre-acquisition losses of certain acquired companies and are subject to an annual limitation on the amount that can be utilized. A recalculation of the Monster stock options deductions for periods prior to the Distribution reduced the unabsorbed U.S. NOL position related to this deduction from $27,400 to $13,900 in 2006. In addition, the Company had NOLs from all other countries of approximately $38,800 as of December 31, 2006. The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, there was no reasonable assurance that the entire amount related to tax benefits can be utilized. Accordingly, a valuation allowance was established. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The effective tax rate from continuing operations of 75.0%, for the year ended December 31, 2006, differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses which include corporate expenses. Other factors also include valuation allowances on deferred tax assets related to net loss carry forwards, continuing losses in certain tax jurisdictions, variations from the U.S. tax rate in foreign jurisdictions, and certain non-deductible expenses such as meals and entertainment, amortization, business restructuring and spin off costs and merger costs from pooling of interests transactions.

	Year ended December 31,
	2006	2005	2004
Provision (benefit) from continuing operations at Federal statutory rate	$2,120	$205	$(9,312)
State income taxes, net of Federal income tax effect	2,135	161	690
Change in valuation allowance (a)	1,138	3,625	9,836
Effect of foreign operations	(1,566)	490	15
Nondeductible expenses	717	634	1,834
Prior periods Federal income tax adjustment	—	—	(1,288)

Income tax provision	$4,544	$5,115	$1,775

(a)	The change in valuation allowance in 2006 primarily reflected increased valuation allowances for NOLs totaling approximately $9,200 in the U.S. and other foreign locations, offset by a release of valuation allowances totaling $8,062 related to deferred tax assets in the U.K. and Australia.

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

15. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under operating leases that expire at various dates through 2027. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the lease terms. Future minimum lease commitments under non-cancelable operating leases at December 31, 2006, were as follows:

2007	$38,607
2008	33,832
2009	27,441
2010	23,057
2011	17,910
Thereafter	80,653

$221,500

Rent and related expenses under operating leases for facilities and equipment were $29,054, $27,194 and $26,734 for the years ended December 31, 2006, 2005 and 2004, respectively. Operating lease obligations after 2009 relate to building leases. Commitments based in currencies other than U.S. dollars were translated using exchanges rates as of December 31, 2006.

Consulting, Employment and Non-compete Agreements

The Company has entered into various consulting, employment and non-compete agreements with certain key management personnel and former owners of acquired businesses. Agreements with key members of management are generally one year in length, on an at will basis, and provide for compensation and severance payments under certain circumstances and are automatically renewed annually unless either party gives sufficient notice of termination. Agreements with certain consultants and former owners of acquired businesses are generally two to five years in length.

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

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

16. RELATED PARTY TRANSACTIONS

Distribution Business Agreements

In connection with the Distribution, the Company and Monster entered into agreements covering real estate and tax separation. The Company and Monster also entered into various lease and sublease arrangements for the sharing of certain facilities for a transitional period on commercial terms. In the case of subleases or sub-subleases of property, the lease terms and conditions generally coincide with the remaining terms and conditions of the primary lease or sublease, respectively.

After the Distribution Date, the Company was no longer included in Monster’s consolidated group for United States federal income tax purposes. The Company and Monster entered into a tax separation agreement to reflect the Company’s separation from Monster with respect to tax matters. The primary purpose of the tax separation agreement is to reflect each party’s rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including the date of the distribution and any taxes resulting from transactions effected in connection with the distribution. The Company has agreed to indemnify Monster for any tax liability attributable to the distribution resulting from any action taken by the Company

17. FINANCIAL INSTRUMENTS

Credit Facility

The Company has a senior secured credit facility for $75,000 (the “Credit Facility”). The maturity date of the Credit Facility is March 31, 2009. Outstanding loans will bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option and had a weighted average interest rate of 7.31% during the year ended December 31, 2006. If the Company were to have had borrowings as of December 31, 2006, the interest rate would have been 8.50%. Credit facility interest expense was $3,105, $2,287 and $254 for the years ended December 31, 2006, 2005 and 2004, respectively. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit will be based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of December 31, 2006, the Company had no outstanding borrowings under the Credit Facility. As of December 31, 2005, the Company had outstanding borrowings of $30,073 under the Credit Facility.

The Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends and repurchases of the Company’s stock; (2) requirements that the Company maintain its minimum Adjusted EBITDA (as defined in the Credit Facility) and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness. On March 12, 2007, the Company entered into an amendment to the Credit Facility that established minimum Adjusted EBITDA measured on a trailing twelve-month basis and maximum capital expenditure covenant levels for fiscal year 2007. The minimum Adjusted EBITDA covenant generally provides that the Company’s minimum Adjusted EBITDA for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2007 may not be less than $20,000, $25,000, $25,000 and $25,000, respectively. The maximum capital expenditure covenant provides that the Company’s capital expenditures for 2007 may not exceed $18,000. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Outstanding Letters of Credit

The Company had letters of credit outstanding at December 31, 2006 of $10,711, leaving $64,289 of the Credit Facility available for use on the terms set forth in the Credit Facility. These letters of credit have various maturity dates through 2015 and are primarily used to secure operating and capital lease financing and insurance coverage.

Shelf Registration Statement Filing

The Company has on file with the SEC a shelf registration to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of December 31, 2006 all of the 1,350,000 shares are still available.

Derivatives Held for Purposes Other Than Trading

The Company periodically may enter into forward contracts to minimize the exposure to foreign exchange rate risk related to inter-company loan balances denominated in currencies other than the functional currency. The fair values for all derivatives are recorded in other assets or other liabilities in the consolidated balance sheets. The Company did not enter into any such derivative agreements during the year ended December 31, 2006 and had no outstanding derivatives as of December 31, 2006 and 2005.

18. STOCKHOLDER RIGHTS PLAN

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

19. SEGMENT AND GEOGRAPHIC DATA

The Company operates in three reportable segments: the Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific.

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

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Year Ended December 31, 2006
Revenue	$459,220	$477,489	$436,764	$—	$1,373,473

Gross margin	$111,521	$217,887	$165,191	$—	$494,599

Business reorganization expenses	$1,797	$2,684	$874	$693	$6,048

EBITDA (loss) (a)	$(1,628)	$24,678	$32,242	$(28,394)	$26,898
Depreciation and amortization	6,453	7,309	3,192	3,418	20,372

Operating income (loss)	(8,081)	17,369	29,050	(31,812)	6,526
Interest and other income (expense), net	(199)	14,842	3,531	(18,644)	(470)

Income (loss) from continuing operations before income taxes	$(8,280)	$32,211	$32,581	$(50,456)	$6,056

As of December 31, 2006
Accounts receivable, net	$66,994	$99,917	$51,811	$—	$218,722

Long-lived assets, net of accumulated depreciation and amortization	$21,110	$32,481	$7,002	$5,124	$65,717

For the Year Ended December 31, 2005 (Restated)	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
Revenue	$446,306	$481,623	$436,877	$—	$1,364,806

Gross margin	$113,771	$204,439	$158,345	$—	$476,555

Business reorganization expenses (recoveries)	$510	$(42)	$43	$—	$511

EBITDA (loss) (a)	$12,478	$15,563	$29,686	$(37,420)	$20,307
Depreciation and amortization	5,217	4,771	6,501	569	17,058

Operating income (loss)	7,261	10,792	23,185	(37,989)	3,249
Interest and other income (expense), net	(232)	2,331	194	(4,957)	(2,664)

Income (loss) from continuing operations before income taxes	$7,029	$13,123	$23,379	$(42,946)	$585

As of December 31, 2005
Accounts receivable, net	$88,435	$87,547	$45,430	$—	$221,412

Long-lived assets, net of accumulated depreciation and amortization	$17,096	$31,387	$6,668	$5,885	$61,036

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Year Ended December 31, 2004
Revenue	$334,765	$447,483	$412,427	$—	$1,194,675

Gross margin	$86,662	$182,069	$143,360	$—	$412,091

Business reorganization expenses (recoveries)	$1,051	$225	$(260)	$—	$1,016

EBITDA (loss)(a)	$3,786	$(173)	$23,328	$(33,188)	$(6,247)
Depreciation and amortization	5,307	4,773	6,163	2,060	18,303

Operating income (loss)	(1,521)	(4,946)	17,165	(35,248)	(24,550)
Interest and other income (expense), net	(150)	2,978	(122)	(4,763)	(2,057)

Income (loss) from continuing operations before income taxes	$(1,671)	$(1,968)	$17,043	$(40,011)	$(26,607)

As of December 31, 2004
Accounts receivable, net	$52,931	$83,739	$52,747	$—	$189,417

Long-lived assets, net of accumulated depreciation and amortization	$13,944	$8,442	$11,689	$6,042	$40,117

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.

	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
Information by geographic region
Year ended December 31, 2006:
Revenue (b)	$455,068	$334,111	$335,704	$141,785	$102,653	$4,152	$1,373,473

Long-lived assets, net of accumulated depreciation and amortization (c)	$26,201	$5,243	$4,912	$27,569	$1,759	$33	$65,717

Year ended December 31, 2005 (Restated):
Revenue (b)	$443,605	$332,803	$362,603	$119,020	$104,074	$2,701	$1,364,806

Long-lived assets, net of accumulated depreciation and amortization (c)	$22,937	$5,955	$3,938	$27,449	$713	$44	$61,036

Year ended December 31, 2004:
Revenue (b)	$332,807	$322,717	$345,947	$101,536	$89,710	$1,958	$1,194,675

Long-lived assets, net of accumulated depreciation and amortization (c)	$19,908	$9,970	$5,024	$3,418	$1,719	$78	$40,117

(b)	Revenue is generally recorded on a geographic basis according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

20. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter (a)
		(Restated)
Year ended December 31, 2006:
Revenue	$327,284	$352,084	$352,510	$341,595
Gross margin	$110,681	$128,626	$127,650	$127,642
Operating income (loss)	$(7,800)	$4,494	$6,150	$3,682
Income (loss) from continuing operations	$(8,701)	$1,276	$3,980	$4,957
Net income (loss)	$(8,080)	$2,166	$4,326	$23,703
Basic earnings (loss) per share from continuing operations	$(0.36)	$0.05	$0.16	$0.20
Basic earnings per share from discontinued operations	0.03	0.04	0.02	0.76
Basic earnings (loss) per share	$(0.33)	$0.09	$0.18	$0.96
Diluted earnings (loss) per share from continuing operations (b)	$(0.36)	$0.05	$0.16	$0.20
Diluted earnings per share from discontinued operations (b)	0.03	0.04	0.01	0.74
Diluted earnings (loss) per share	$(0.33)	$0.09	$0.17	$0.94
Basic weighted average shares outstanding	24,224,000	24,414,000	24,574,000	24,668,000
Diluted weighted average shares outstanding	24,224,000	25,479,000	25,023,000	25,346,000

	First quarter	Second quarter	Third quarter	Fourth quarter
			(Restated)	(Restated)
Year ended December 31, 2005:
Revenue	$338,005	$348,795	$341,081	$336,925
Gross margin	$114,141	$125,933	$120,482	$115,999
Operating income (loss)	$(3,071)	$4,721	$1,965	$(366)
Income (loss) from continuing operations	$(4,466)	$714	$(152)	$(626)
Net income (loss)	$(4,942)	$2,813	$986	$1,344

Basic earnings (loss) per share from continuing operations	$(0.22)	$0.03	$(0.01)	$(0.03)
Basic earnings (loss) per share from discontinued operations	$(0.02)	$0.11	$0.05	$0.09
Basic earnings (loss) per share	$(0.24)	$0.14	$0.04	$0.06
Diluted earnings (loss) per share from continuing operations (b)	$(0.22)	$0.03	$(0.01)	$(0.03)
Diluted earnings (loss) per share from discontinued operations (b)	$(0.02)	$0.10	$0.05	$0.09
Diluted earnings (loss) per share	$(0.24)	$0.13	$0.04	$0.06

Basic weighted average shares outstanding (c)	20,504,000	20,642,000	23,875,000	24,103,000
Diluted weighted average shares outstanding (c)	20,504,000	21,635,000	23,875,000	24,103,000

(a)

The fourth quarter 2006 results include a $20,358 gain on the Sale included in discontinued operations and a benefit from deferred income taxes of $5,503, primarily from the release of valuation allowances on tax loss carry-forwards in foreign jurisdictions. The increase was partially offset by $3,804 of an increase in current

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

foreign and state and local income tax provisions, $2,771 of accelerated amortization related to the leasehold improvements at the former corporate offices, and a non-cash impairment charge for intangibles of the Alder Novo acquisition of $1,300.

(b)	Diluted earnings (loss) per share reflect the potential dilution from the assumed exercise of all dilutive potential common shares, primarily stock options. For the first of 2006 and the first, third and fourth quarters in 2005, the effect of approximately 1,186,000, 1,138,000 1,165,000 and 1,720,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.
(c)	Weighted average shares outstanding increased primarily due to the Company’s issuance of 3,223,640 shares of common stock in a registered public offering on July 6, 2005.

Earnings (loss) per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly loss per share amounts may not equal year-to-date earnings (loss) per share amounts, which reflect the weighted average effect on a year-to-date basis. See Note 2 for the reconciliation between the restated amounts above and the amounts previously reported in the respective Form 10-Q or Form 10-K filings.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” on page 34.

Report of Independent Registered Public Accounting Firm

The attestation report under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” on page 35.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has undertaken a project to improve the effectiveness of its current business system in Hudson North America, PeopleSoft. This work is not expected to materially affect the current internal control structure. It is expected to automate certain of the controls and make them generally easier to perform and test.

ITEM 9B.	OTHER INFORMATION

Entry into a Material Definitive Agreement

On March 12, 2007, the Company entered into an amendment (the “Amendment”) to its Amended and Restated Loan and Security Agreement, dated as of June 25, 2003 (the “Loan Agreement”), to establish the minimum Adjusted EBITDA (as defined in the Loan Agreement) thresholds measured on a trailing twelve-month basis and the maximum capital expenditures allowed under the Loan Agreement covenants for the Company in 2007. The minimum Adjusted EBITDA covenant generally provides that the Company’s minimum Adjusted EBITDA for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2007 may not be less than $20,000, $25,000, $25,000 and $25,000, respectively. The capital expenditure covenant provides that the Company’s capital expenditures for 2007 may not exceed $18,000. The Amendment is filed as Exhibit 4.11 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and a Code of Ethics for the Chief Executive Officer and the Senior Financial and Accounting Officers. We have posted a copy of the Code of Business Conduct and Ethics and the Code of Ethics on our Web site at www.hhgroup.com. The Code of Business Conduct and Ethics and Code of Ethics are also available in print to any stockholder who requests them in writing from the Corporate Secretary at 560 Lexington Avenue, New York, New York 10022. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Ethics by posting such information on our Web site at www.hhgroup.com. We are not including the information contained on our Web site as part of, or incorporating it by reference into, this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement under the captions “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the caption “Principal Stockholders.”

Equity Compensation Plan Information

The following table presents information on the Company’s existing equity incentive plans as of December 31, 2006.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A) (1)
	A	B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	2,640,410	$12.27	855,261
Employee Stock Purchase Plan	—	—	563,994
Equity Compensation Plans not approved by stockholders:	—	—	—

Total	2,640,410	$12.27	1,419,255

(1)	Excludes 96,500 shares of restricted common stock vesting over a four-year vesting period, previously issued under the Hudson Highland Group, Inc. Long Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement under the caption “Board of Directors and Corporate Governance—Independent Directors” and “Board of Directors and Corporate Governance—Policies and Procedures Regarding Related Person Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Item 14 is incorporated by reference to the information in the Proxy Statement under the caption “Ratification of the Appointment of BDO Seidman, LLP as Independent Registered Public Accounting Firm.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Hudson Highland Group, Inc.

New York, New York

The audits referred to in our report dated March 14, 2007, relating to the consolidated financial statements of Hudson Highland Group, Inc., which is contained in Item 8 of this Form 10-K, included the audits of the consolidated financial statement schedule listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based upon our audits.

In our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

New York, New York

March 14, 2007

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

Column A	Column B	Column C Additions		Column D	Column E
Descriptions	Balance at Beginning of Period	Charged to Costs/ Expenses (Recoveries)	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts (a)
Year ended December 31, 2004	$6,403	(683)	—	490	$5,230
Year ended December 31, 2005	$5,230	2,233	—	1,975	$5,488
Year ended December 31, 2006	$5,488	2,993	(511)	1,222	$6,748

(a)	Included in the balances presented here are the allowances for doubtful accounts for the Company’s Highland discontinued operations, which were sold in the fourth quarter of 2006. The sale and subsequent reduction to the account balance is in column C charged to other accounts as a deletion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this fifteenth day of March 2007.

HUDSON HIGHLAND GROUP, INC.

By	/s/ JON F. CHAIT
Jon F. Chait
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JON F. CHAIT Jon F. Chait	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/S/ MARY JANE RAYMOND Mary Jane Raymond	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2007

/S/ RALPH L. O’HARA Ralph L. O’Hara	Vice President, Global Controller (Principal Accounting Officer)	March 15, 2007

/S/ ROBERT B. DUBNER Robert B. Dubner	Director	March 15, 2007

/S/ JOHN J. HALEY John J. Haley	Director	March 15, 2007

/S/ JENNIFER LAING Jennifer Laing	Director	March 15, 2007

/S/ DAVID G. OFFENSEND David G. Offensend	Director	March 15, 2007

/S/ RICHARD J. STOLZ Richard J. Stolz	Director	March 15, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(3.1)	Amended and Restated Certificate of Incorporation of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Registration Statement on Form 10 filed March 14, 2003 (file No. 0-50129)).

(3.2)	Certificate of Designations of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 2, 2005 (file No. 0-50129)).

(3.3)	Amended and Restated By-laws of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file No. 0-50129)).

(4.1)	Amended Restated Loan and Security Agreement, dated as of June 25, 2003, by and among the Registrant and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as the Lenders, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (file No. 0-50129)).

(4.2)	Amendment No. 1 to Amended and Restated Loan Security Agreement, dated as of September 30, 2003, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 4 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (file No. 0-50129)).

(4.3)	Amendment No. 2 to and Consent Under Amended and Restated Loan and Security Agreement, dated as of December 29, 2003, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 4 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated January 15, 2004 (file No. 0-50129)).

(4.4)	Amendment No. 3, Consent and Joinder to Amended and Restated Loan Security Agreement, Dated March 2, 2004, between Hudson Highland Group, Inc. and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 4.3 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (file No. 0-50129)).

(4.5)	Amendment No. 4, Consent and Joinder to Amended and Restated Loan and Security Agreement, dated as of July 27, 2004, among Hudson Highland Group, Inc., the Borrowers (as defined therein), the Joining Guarantors (as defined therein), Wells Fargo Foothill, Inc. and the lenders identified therein (incorporated by reference to Exhibit 4 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (file No. 0-50129)).

(4.6)	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated as of March 31, 2005, by and among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein) (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated March 31, 2005 (file No. 0-50129)).

(4.7)	Amendment No. 6 to Amended Loan and Restated Loan and Security Agreement, dated as of May 2, 2005, among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein) (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated May 2, 2005 (file No. 0-50129)).

Exhibit Number	Exhibit Description
(4.8)	Amendment No. 8 to Amended and Restated Loan and Security Agreement, dated as of June 8, 2005, by and among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein) (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated June 8, 2005 (file No. 0-50129)).

(4.9)	Amendment No. 9 to Amended and Restated Loan and Security Agreement, dated as of March 9, 2006, by and among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein) (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (file No. 0-50129)).

(4.10)	Amendment No. 10 to Amended and Restated Loan and Security Agreement, dated as of October 2, 2006, among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein) (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated October 1, 2006 (file No. 0-50129)).

(4.11)	Amendment No. 11 to Amended and Restated Loan and Security Agreement, dated as of March 12, 2007, among Hudson Highland Group, Inc., the Borrowers (as defined therein), Wells Fargo Foothill, Inc. and the Lenders (as defined therein) (file No. 0-50129).

(4.12)	Rights Agreement, dated as of February 2, 2005, between Hudson Highland Group, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Hudson Highland Group, Inc. February 3, 2005 (file No. 0-50129)).

(10.1)*	Hudson Highland Group, Inc. Long Term Incentive Plan, as amended through February 2, 2005 (incorporated by reference to Annex A to Hudson Highland Group, Inc.’s proxy statement for its 2005 annual meeting of shareholders filed with the SEC on March 28, 2005 (file No. 0-50129)).

(10.2)*	Form of Hudson Highland Group, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).

(10.3)*	Form of Hudson Highland Group, Inc. Stock Option Agreement (Employees) (incorporated by reference to Exhibit 10.4 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).

(10.4)*	Executive Excise Tax Gross-Up Agreement, effective as of May 6, 2005, between Hudson Highland Group, Inc. and Jon F. Chait (incorporated by reference to Exhibit 10.3 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).

(10.5)*	Form of Hudson Highland Group Executive Employment Agreement, effective as of May 6, 2005, between Hudson Highland Group, Inc. and each of Margaretta Noonan, Richard S. Gray, Neil J. Funk, Ralph L. O’Hara and Latham Williams (incorporated by reference to Exhibit 10.2 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).

(10.6)*	Hudson Highland Group Executive Employment Agreement, effective as of June 1, 2005, between Hudson Highland Group, Inc. and Elaine A. Kloss (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated June 1, 2005 (file No. 0-50129)).

(10.7)*	Executive Employment Agreement, effective as of December 1, 2005, between Hudson Highland Group, Inc. and Mary Jane Raymond (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated October 26, 2005 (file No. 0-50129)).

Exhibit Number	Exhibit Description
(10.8)*	Executive Employment Agreement, effective as of December 31, 2005, between Hudson Highland Group, Inc. and Don Bielinski (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated December 31, 2005 (file No. 0-50129)).

(10.9)*	Hudson Highland Group, Inc. 2004 Nonqualified Deferred Compensation Plan (as Amended and Restated Effective January 1, 2005) (incorporated by reference to Exhibit 10.7 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).

(10.10)*	Summary of Hudson Highland Group, Inc. Compensation for Non-employee Members of the Board of Directors (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated July 12, 2005 (File No. 0-50129)).

(10.11)*	Summary of Hudson Highland Group, Inc. 2007 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Current Report on Form 8-K dated February 6, 2007 (file No. 0-50129)).

(10.12)*	Form of Hudson Highland Group, Inc. Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc. Current Report on Form 8-K dated May 11, 2006 (File No. 0-50129)).

(21)	Subsidiaries of Hudson Highland Group, Inc.

(23)	Consent of BDO Seidman, LLP.

(31.1)	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(31.2)	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(32.1)	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(99.1)	Proxy Statement for the 2007 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2006; except to the extent specifically incorporated by reference, the Proxy Statement for the 2007 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

*	A management contract or compensatory plan or arrangement.