Form 10-Q
period 2007-03-31
HUDSON HIGHLAND GROUP INC
filed 2007-05-04
CIK 1210708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 30, 2007
Common Stock	25,229,047

HUDSON HIGHLAND GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$337,899	$327,284
Direct costs (Note 6)	212,019	216,603

Gross margin	125,880	110,681
Selling, general and administrative expenses	119,066	114,296
Depreciation and amortization	3,809	4,185
Business reorganization expenses	3,116	—

Operating loss	(111)	(7,800)

Other income (expense):
Other, net	2,600	931
Interest, net	222	(392)

Income (loss) from continuing operations before provision for income taxes	2,711	(7,261)
Provision for income taxes	2,377	1,440

Net income (loss) from continuing operations	334	(8,701)
Net income from discontinued operations	19	621

Net income (loss)	$353	$(8,080)

Basic and diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.01	$(0.36)
Net income from discontinued operations	0.00	0.03

Net income (loss)	$0.01	$(0.33)

Weighted average shares outstanding:
Basic	24,919,000	24,224,000
Diluted	25,661,000	24,224,000

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$47,009	$44,649
Accounts receivable, net	228,984	218,722
Prepaid and other	16,980	16,736

Total current assets	292,973	280,107

Intangibles, net	36,749	37,612
Property and equipment, net	27,985	28,105
Other assets	5,997	5,045

Total assets	$363,704	$350,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,875	$24,075
Accrued expenses and other current liabilities	123,870	134,043
Short-term borrowings and current portion of long-term debt	5,129	238
Accrued business reorganization expenses	5,524	5,077
Accrued merger and integration expenses	634	837

Total current liabilities	167,032	164,270

Other non-current liabilities	15,337	8,204
Accrued business reorganization expenses, non-current	4,710	3,409
Accrued merger and integration expenses, non-current	1,418	1,721
Long-term debt, less current portion	170	235

Total liabilities	188,667	177,839

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 25,221,955 and 24,957,732 shares, respectively	25	25
Additional paid-in capital	431,996	427,645
Accumulated deficit	(301,528)	(298,344)
Accumulated other comprehensive income — translation adjustments	44,774	43,934
Treasury stock, 15,798 shares	(230)	(230)

Total stockholders’ equity	175,037	173,030

	$363,704	$350,869

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$353	$(8,080)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,809	4,508
Stock-based compensation	1,091	1,773
Gain on sale of assets	(2,432)	—
(Recovery of) provision for doubtful accounts	(147)	648
Deferred income taxes	(134)	318
Changes in assets and liabilities:
Increase in accounts receivable	(7,916)	(5,950)
Increase in other assets	(186)	(747)
Increase in accounts payable, accrued expenses and other liabilities	1,386	9,144
Increase (decrease) in accrued business reorganization expenses	1,591	(907)
Decrease in accrued merger and integration expenses	(395)	(521)

Total adjustments	(3,333)	8,266

Net cash (used in) provided by operating activities	(2,980)	186

Cash flows from investing activities:
Capital expenditures	(2,651)	(1,652)
Proceeds from sale of assets	2,545	—
Acquisition and investment in businesses, net of cash acquired	(1,000)	(1,315)

Net cash used in investing activities	(1,106)	(2,967)

Cash flows from financing activities:
Borrowings under credit facility	120,177	135,008
Repayments under credit facility	(115,374)	(132,927)
Issuance of common stock – Long Term Incentive Plan option exercises	1,141	393
Payments on short and long-term debt	—	(515)

Net cash provided by financing activities	5,944	1,959

Effect of exchange rate changes on cash and cash equivalents	502	(103)
Net increase (decrease) in cash and cash equivalents	2,360	(925)

Cash and cash equivalents, beginning of period	44,649	34,108

Cash and cash equivalents, end of period	$47,009	$33,183

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$355	$868

Taxes	$1,756	$995

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total
Balance January 1, 2007	$25	$427,645	$(298,344)	$43,934	$(230)	$173,030
Cumulative effect of adoption of FIN 48	—	—	(3,537)	—	—	(3,537)
Net income	—	—	353	—	—	353
Other comprehensive income, translation adjustments	—	—	—	840	—	840
Issuance of shares for 401(k) plan	—	2,108	—	—	—	2,108
Issuance of shares from exercise of stock options	—	1,141	—	—	—	1,141
Issuance of shares for employee stock purchase plans	—	11	—	—	—	11
Stock-based compensation	—	1,091	—	—	—	1,091

Balance March 31, 2007	$25	$431,996	$(301,528)	$44,774	$(230)	$175,037

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 1 - INTERIM CONSOLIDATED CONDENSED QUARTERLY FINANCIAL STATEMENTS

These interim consolidated condensed quarterly financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated audited financial statements and related notes of Hudson Highland Group, Inc. and its subsidiaries (the “Company”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007 (the “Form 10-K”). The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

NOTE 2 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The Company is comprised of the operations, assets and liabilities of the three Hudson regional businesses: Hudson Americas, Hudson Europe and Hudson Asia Pacific (“Hudson regional businesses” or “Hudson”). The Company sold its executive search business, Highland Partners (“Highland”), in the fourth quarter of 2006 and presents the results of Highland as a discontinued operation (see Note 5 – Discontinued Operations).

Earnings (loss) per Share

Basic earnings (loss) per share are computed by dividing the Company’s income (loss) from continuing operations by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s income (loss) from continuing operations by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three month period ended March 31, 2007, 456,500 outstanding stock options were excluded from the diluted earnings per share calculation because the options’ strike prices were greater than the average share price for the quarter. For the three month period ended March 31, 2006, the effect of approximately 1,186,000 of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

Description of Reporting Segments

The Company provides professional staffing services on a permanent, contract and temporary basis and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into three reportable segments, the Hudson regional businesses of Hudson Americas, Hudson Europe, and Hudson Asia Pacific, which constituted approximately 21%, 47%, and 32% of the Company’s gross margin, respectively, for the quarter ended March 31, 2007.

Hudson’s regional businesses provide temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a temporary assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services, or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

NOTE 2 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

All of the Hudson regional businesses also provide organizational effectiveness and development services through their Talent Management Solutions units. These services encompass candidate assessment, competency modeling, leadership development, performance management, and career transition. These services enable Hudson to offer clients a set of management services to assess and select best-fit employees.

Hudson Americas operates from 37 offices in two countries, with 96% of its first quarter 2007 gross margin generated in the United States. Hudson Europe operates from 41 offices in 14 countries, with 55% of its first quarter 2007 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 26 offices in 6 countries, with 67% of its first quarter 2007 gross margin stemming from Australia.

Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional consulting.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 as of January 1, 2007 resulted in a cumulative adjustment of $3,537, which was accounted for as an increase in non-current liabilities for unrecognized tax benefits and an increase to beginning retained deficit. The cumulative effect adjustment consisted of $1,969 for income taxes related to both foreign and U.S. state and local jurisdictions, $671 of interest and $897 of penalties related to uncertain tax benefits. Accrued interest and penalties were $1,568 as of January 1, 2007. As of January 1, 2007, the Company had approximately $7,600 of unrecognized tax benefits, which if recognized in the future, would affect the annual effective income tax rate. See Note 7 – Income Taxes for further information regarding FIN 48.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the fiscal first quarter of 2008 and the Company expects to adopt the statement at that time. The Company believes that the adoption of SFAS 157 will not have a material effect on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. The statement is effective in the fiscal first quarter of 2008 and the Company expects to adopt the statement at that time. The Company believes that the adoption of SFAS 159 will not have a material effect on its results of operations or financial position.

NOTE 4 - STOCK BASED COMPENSATION

The Company accounts for stock based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. All employee stock option grants have been reflected as an expense in prior periods or will be expensed over the related remaining stock option vesting period based on the estimated fair value at the date the options are granted. The Company recognized expenses of $953 and $1,336 in the first quarter of 2007 and 2006, respectively, for stock option and employee stock purchase plans. These expenses are included in selling, general and administrative expenses. The Company also recognized expenses in discontinued operations of $80 in the first quarter of 2006 for the stock option and employee stock purchase plans related to the discontinued operations of Highland. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods. The Company recognized a current tax benefit for the quarter ended March 31, 2007 of $36 in certain foreign jurisdictions where the Company has taxable income. No tax benefit was recognized for the quarter ended March 31, 2006. As of March 31, 2007, there was approximately $7,000 of compensation expense that has yet to be recognized related to non-vested stock-based awards. This expense is expected to be recognized over a weighted-average period of 3.2 years. All share issuances related to stock compensation plans are issued from unissued shares of stockholder approved compensation plans.

The Company continues to use the Black-Scholes-Merton option-pricing model. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur. Volatility is determined using historical prices to estimate the expected future fluctuations in the Company’s share price.

The following were the assumptions used to determine the fair value of options granted and the details of option activity as of and for the respective periods:

	Three Months Ended March 31,
	2007	2006
Risk free interest rate	4.7%	4.4%
Volatility	75.0%	55.0%
Expected life (years)	5.0	5.0
Dividends	0.0%	0.0%
Weighted average fair value of options granted during the period	$10.83	$8.33
Options granted in the period	306,500	250,000
Intrinsic value of options exercised in the period	$1,227	$556
Options exercised in the period	140,535	57,125
Intrinsic value of vested stock options	$6,848	$8,074

The Company also expensed $138 and $354 in the first quarter of 2007 and 2006, respectively, related to restricted stock issuances.

NOTE 5 - DISCONTINUED OPERATIONS

Effective October 1, 2006, the Company completed the sale (the “Sale”) of Highland to Heidrick & Struggles International, Inc. (“Heidrick”). Highland was a separate reportable segment of the Company. As a result of the Sale, Highland is classified as a discontinued operation in the accompanying financial statements. Heidrick also assumed certain on-going liabilities and obligations of Highland.

Reported results for the discontinued operations Highland segment by period were as follows:

	Quarter Ended March 31,
	2007	2006
Revenue	$—	$15,774

Gross margin	$—	$14,942

EBITDA (a)	$—	$1,285
Depreciation and amortization	—	323

Operating income	—	962
Other income (expense)	19	(176)
Provision for income taxes (b)	—	165

Income from discontinued operations	$19	$621

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Because of U.S. and foreign net operating loss carry-forwards (“NOLs”), the effective tax rate differs from the U.S. Federal statutory rate of 35%.

NOTE 6 - REVENUES, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	Quarter Ended March 31, 2007			Quarter Ended March 31, 2006
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$248,329	$89,570	$337,899	$249,947	$77,337	$327,284
Direct costs (1)	202,839	9,180	212,019	207,172	9,431	216,603

Gross margin	$45,490	$80,390	$125,880	$42,775	$67,906	$110,681

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent placement and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of temporary and permanent placements, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 7 - INCOME TAXES

The provision for income taxes for the three months ended March 31, 2007 was $2,377 on pretax income of $2,711, compared with a provision of $1,440 on a pretax loss of $7,261 for the same period of 2006. The higher tax provision in the first quarter of 2007 related primarily to an increase in current foreign tax provisions in locations where there were no tax-loss carry-forwards available to offset taxable income, including a gain of $2,458 on the sale of the office support practice group in the U.K. included in other non-operating income. In the current period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses. This is offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company’s financial statements and totaled $45 for the three months ended March 31, 2007. Accrued interest and penalties were $1,621 as of March 31, 2007.

As of March 31, 2007, the Company had $7,687 of unrecognized tax benefits, which if recognized in the future, would affect the annual effective income tax rate. The Company expects the amount of unrecognized tax benefits will change during the next year; however, the change is not expected to have a significant effect on the results of operations or financial position.

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years that had net operating losses remain open until the NOLs are utilized in future periods. The open tax years are 2000 through 2006 for the U.S. federal, state and local jurisdictions, 2000 through 2006 for the U.K., 2000 through 2006 for Australia and 2000 through 2006 for most other jurisdictions. Currently, the Company has one examination of its tax filings underway in a state jurisdiction in the U.S.

NOTE 8 - BUSINESS COMBINATIONS - ACQUISITIONS

In February 2007, the Company made an initial investment of $1,000 in Tony Keith Associates (“TKA”), an information technology recruitment business serving multinational clients in China. The Company completed the acquisition of TKA in the second quarter of 2007 with $4,000 of additional consideration paid in cash and interest bearing notes. The initial investment was recorded to other assets. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds of up to a maximum of $13,500. No results for TKA have been included in the financial statements of the Company.

In January 2006, Hudson Americas, through its Talent Management Solutions business, purchased Alder Novo for a total cash consideration of $1,315. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($25 in assets, $85 in liabilities) with the excess allocated to goodwill ($1,300) and amortizable intangibles ($75). As a result of the 2006 impairment test and the related fair value examination, the Company recorded a non-cash goodwill impairment charge for the Alder Novo acquisition of $1,300 in the fourth quarter of 2006. The Company sold the Alder Novo businesses in the second quarter of 2007 for nominal consideration and will recognize a nominal loss on the sale. The results of the acquired business have been included in the Hudson Americas segment of the condensed consolidated financial statements since the acquisition date.

The Company estimates that earn-out payments related to prior period acquisitions could be between $30,000 and $40,000 during 2007, which the Company expects to pay in a combination of cash and Company stock. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill.

NOTE 9 - ACCRUED MERGER AND INTEGRATION EXPENSES

Merger and integration accruals, expenses and recoveries consist of assumed lease obligations on closed facilities from pooling-of-interests transactions completed prior to June 30, 2001. There were no expenses in the first quarter of 2007.

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

Details of merger and integration activity by plan for the three months ended March 31, 2007 follow:

	December 31, 2006	Expense	Utilization	March 31, 2007
2000 Plans	$1,083	$—	$(172)	$911
2002 Plans	1,475	—	(334)	1,141

Total	$2,558	$—	$(506)	$2,052

NOTE 10 - BUSINESS REORGANIZATION EXPENSES

In the third quarter of 2006, the Company’s Board of Directors approved the 2006 reorganization program with costs for related actions in the following categories: consolidation of support functions, particularly between the Hudson North America business unit and corporate; closing or reducing redundant sales functions and unprofitable offices, particularly in Hudson North America and Europe; and programs to reduce management staffing levels in Hudson Asia Pacific. During the first quarter of 2007, the Company recorded reorganization expenses of $3,156 associated with the 2006 program, primarily for the abandonment of a lease in London and other property leases in the U.S. and the Netherlands.

In 2002, the Company, then part of Monster Worldwide, Inc. (“Monster”), announced two reorganization initiatives; the Second Quarter 2002 Plan for the streamlining of operations, lowering its cost structure, integrating businesses previously acquired and improving return on capital and the Fourth Quarter 2002 Plan to separate from Monster. These reorganization programs included workforce reductions, consolidation of excess facilities and offices and related write-offs, restructuring of certain business functions and other special charges, primarily for exiting activities that were no longer part of the Company’s strategic plan. In 2003, the Company recorded additional charges and credits as a result of changes in estimates related to the prior actions, and as a result of further actions in 2003 to close offices and business units that did not have the size or market capacity to provide future income growth. During the first quarter of 2007, the Company recorded a recovery of $40 related to these plans.

In the following tables, amounts under the “Utilization” caption are primarily the cash payments associated with the plans and amounts in the “Changes in estimate” column represent modifications to amounts charged or recovered for business reorganization expenses in the Company’s statement of operations. Business reorganization expense activities and liability balances were as follows:

	December 31, 2006	Changes in estimate	Additional charges	Utilization	March 31, 2007
Consolidation of excess facilities	$6,489	$—	$3,079	$(363)	$9,205
Workforce reduction	1,877	(72)	88	(950)	943
Professional fees and other	120	(11)	32	(55)	86

Total	$8,486	$(83)	$3,199	$(1,368)	$10,234

The following table presents a summary of plan activity related to business reorganization costs by plan period.

	December 31, 2006	Changes in estimate	Additional charges	Utilization	March 31, 2007
Second Quarter 2002 Plan	$444	$—	$—	$(149)	$295
Fourth Quarter 2002 Plan	4,631	3	—	(573)	4,061
Fourth Quarter 2003 Plan	1,069	(43)	—	(200)	826
2006 Plan	2,342	(43)	3,199	(446)	5,052

Total	$8,486	$(83)	$3,199	$(1,368)	$10,234

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three month period ended March 31, 2007, the Company issued 134,331 shares of its common stock to satisfy its 2006 contribution liability to the 401(k) Savings Plan, with a value of $2,108 for these shares at issuance. Also during the three month period ended March 31, 2007, the Company issued 755 shares of its common stock for an employee share purchase plan in the U.K. with a value of $11.

NOTE 13 - FINANCIAL INSTRUMENTS

Credit Facility

The Company has a senior secured credit facility for $75,000 (the “Credit Facility”). The maturity date of the Credit Facility is March 31, 2009. Outstanding loans bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option, and had a weighted average interest rate of 8.50% as of March 31, 2007. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of March 31, 2007, the Company had outstanding borrowings of $4,803 and letters of credit issued and outstanding of approximately $10,042 under the Credit Facility. Available credit for use under the Credit Facility as of March 31, 2007 was $46,586.

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

On March 12, 2007, the Company entered into an amendment to the Credit Facility that established minimum Adjusted EBITDA measured on a trailing twelve-month basis and maximum capital expenditure covenant levels for fiscal year 2007. The minimum Adjusted EBITDA covenant generally provides that the Company’s Adjusted EBITDA for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2007 may not be less than $20,000, $25,000, $25,000, $25,000, respectively. The maximum capital expenditure covenant provides that the Company’s capital expenditures for 2007 may not exceed $18,000. The borrowing base is determined under the Credit Facility as an agreed percentage of eligible accounts receivable, less reserves. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

Derivatives Held for Purposes Other than Trading

The Company periodically enters into forward contracts to reduce exposure to exchange rate risk related to short-term inter-company loans denominated in currencies other than the functional currency. The fair values for all derivatives are recorded in other assets or other liabilities in the consolidated condensed balance sheets. The Company did not enter into forward contracts and there were no derivatives outstanding as of and for the quarter ended March 31, 2007.

NOTE 14 - COMPREHENSIVE INCOME

	Quarter Ended March 31,
	2007	2006
Net income (loss)	$353	$(8,080)
Other comprehensive income (loss) – translation adjustments	840	(1,516)

Total comprehensive income (loss)	$1,193	$(9,596)

NOTE 15 - SEGMENT AND GEOGRAPHIC DATA

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

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Quarter Ended March 31, 2007
Revenue	$112,804	$122,008	$103,087	$—	$337,899

Gross margin	$27,070	$59,023	$39,787	$—	$125,880

Business reorganization expenses	$729	$2,447	$14	$(74)	$3,116

EBITDA (loss)(a)	$(860)	$4,800	$5,934	$(6,176)	$3,698
Depreciation and amortization	1,149	1,653	892	115	3,809

Operating income (loss)	(2,009)	3,147	5,042	(6,291)	(111)
Interest and other income (expense), net	(36)	3,670	107	(919)	2,822

Income (loss) before income taxes	$(2,045)	$6,817	$5,149	$(7,210)	$2,711

As of March 31, 2007
Accounts receivable, net	$70,181	$104,845	$53,958	$—	$228,984
Long-lived assets, net of accumulated depreciation and amortization (b)	$22,803	$31,684	$6,781	$3,466	$64,734

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Quarter Ended March 31, 2006
Revenue	$110,605	$116,141	$100,538	$—	$327,284

Gross margin	$22,855	$50,965	$36,861	$—	$110,681

Business reorganization expenses (recoveries)	$—	$—	$—	$—	$—

EBITDA (loss)(a)	$(5,975)	$5,550	$4,732	$(7,922)	$(3,615)
Depreciation and amortization	1,506	1,739	775	165	4,185
Operating income (loss)	(7,481)	3,811	3,957	(8,087)	(7,800)
Interest and other income (expense), net	(1)	536	(1,173)	1,177	539

Income (loss) before income taxes	$(7,482)	$4,347	$2,784	$(6,910)	$(7,261)

As of March 31, 2006
Accounts receivable, net	$84,299	$94,628	$46,904	$—	$225,831
Long-lived assets, net of accumulated depreciation and amortization (b)	$17,504	$30,800	$6,008	$5,641	$59,953

NOTE 15 - SEGMENT AND GEOGRAPHIC DATA (continued)

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
Quarter Ended March 31, 2007
Revenue	$111,621	$77,579	$83,991	$38,017	$25,508	$1,183	$337,899
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$26,239	$4,980	$5,067	$26,617	$1,801	$30	$64,734

Quarter Ended March 31, 2006
Revenue	$109,684	$77,324	$82,243	$33,898	$23,214	$921	$327,284
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$23,082	$5,679	$3,912	$26,888	$329	$63	$59,953

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Comprised of property and equipment and intangibles.
(c)	Corporate assets are included in the United States.

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. as of March 31, 2007, the related consolidated condensed statements of operations for the three-month periods ended March 31, 2007 and 2006, the related consolidated condensed statements of cash flows for the three-month periods ended March 31, 2007 and 2006 and the consolidated condensed statement of changes in stockholders’ equity for the three-month period ended March 31, 2007 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 3 to the consolidated condensed financial statements, effective January 1, 2007, the company adopted FASB Interpretation No. 48, Accounting for Income Taxes.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hudson Highland Group, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
May 2, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated condensed financial statements and the notes thereto, included in Item 1 of this Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations also uses the non-GAAP measure EBITDA. See Note 15 to the Consolidated Condensed Financial Statements for EBITDA segment reconciliation information.

OVERVIEW

Hudson Highland Group, Inc. (the “Company” or “we”, “us” and “our”) is one of the world’s largest specialized providers of professional staffing services on a permanent, contract and temporary basis and a range of talent management services to businesses operating in many industries. We operate in many industries in over 20 countries around the world, with our largest operations being in the U.K., Australia and the U.S. We are organized into three reportable segments, the three Hudson regional businesses (“Hudson”) of Hudson Americas, Hudson Europe and Hudson Asia Pacific, which constituted approximately 21%, 47% and 32% of the Company’s gross margin, respectively, for the three months ended March 31, 2007.

Strategic Goals and Actions

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

•

We have initiated an investment in an Information Technology (“IT”) recruiting business which has operations located in three major cities in China and we have completed the acquisition of the business in the second quarter of 2007.

•

We sold our U.K. office support practice group (2006 revenue of $10 million) in January 2007. In addition, as we have said throughout 2005 and 2006, our U.K., and to a lesser extent Australian, teams have continued to exit or decline to renew lower margin contracts and clients.

•

We have additional non-core businesses, which total approximately 10 percent of our revenue at a 4-5 percent EBITDA margin, which we may sell over the next year. We believe these businesses will be attractive to the right buyer, but this process may take some time and the multiples obtained in these transactions are likely to be lower than our current multiple. We will continue to operate these businesses until this process is completed.

•

We completed our 2006 restructuring program during the first quarter of 2007. This program was approved by the Company’s Board of Directors in the third quarter of 2006 and was designed to reduce costs and increase the long-term profitability of the Company with actions in the following categories: consolidation of support functions, particularly between the Hudson North America business unit and corporate; closing or reducing redundant sales functions and unprofitable offices; and moves to more economical properties. The Company incurred additional expenses of $3.2 million in the first quarter of 2007 related to the completion of two major and two smaller facility changes and finalization of a number of severance plans for this restructuring program. The Company does not expect to incur any further substantial costs related to this program.

Hudson provides professional temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a temporary assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services, or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

Hudson also provide organizational effectiveness and development services through their Talent Management Solutions units. These services encompass candidate assessment, competency modeling, leadership development, performance management, and career transition. These services enable Hudson to offer clients a comprehensive set of management services including attracting, assessing and selecting best-fit employees.

Hudson Americas operates from 37 offices in two countries, with 96% of its first quarter 2007 gross margin generated in the United States. Hudson Europe operates from 41 offices in 14 countries, with 55% of its first quarter 2007 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 26 offices in 6 countries, with 67% of its first quarter 2007 gross margin earned in Australia.

Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional fees.

Results of Operations

The following table sets forth selected financial results for the Company (dollars in thousands).

	Quarter Ended March 31,
	2007	2006
Revenue:
Hudson Americas	$112,804	$110,605
Hudson Europe	122,008	116,141
Hudson Asia Pacific	103,087	100,538

Total	$337,899	$327,284

Gross margin:
Hudson Americas	$27,070	$22,855
Hudson Europe	59,023	50,965
Hudson Asia Pacific	39,787	36,861

Total	$125,880	$110,681

Operating income (loss):
Hudson Americas	$(2,009)	$(7,481)
Hudson Europe	3,147	3,811
Hudson Asia Pacific	5,042	3,957
Corporate expenses	(6,291)	(8,087)

Total	$(111)	$(7,800)

Net income (loss)	$353	$(8,080)

Temporary Contracting Data (a):
Temporary contracting revenue:
Hudson Americas	$104,746	$104,777
Hudson Europe	70,840	72,251
Hudson Asia Pacific	72,743	72,919

Total	$248,329	$249,947

Direct costs of temporary contracting:
Hudson Americas	$85,156	$87,436
Hudson Europe	56,915	58,820
Hudson Asia Pacific	60,768	60,916

Total	$202,839	$207,172

Temporary contracting gross margin:
Hudson Americas	$19,590	$17,341
Hudson Europe	13,925	13,431
Hudson Asia Pacific	11,975	12,003

Total	$45,490	$42,775

Gross margin as a percent of revenue:
Hudson Americas	18.7%	16.5%
Hudson Europe	19.7%	18.6%
Hudson Asia Pacific	16.5%	16.5%

(a)	Temporary contracting revenues are a component of Hudson revenue. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

	Quarter Ended March 31,
	2007		2006
	As Reported	Currency Translation	Constant Currency	As Reported
Revenue:
Hudson Americas	$112,804	$17	$112,821	$110,605
Hudson Europe	122,008	(11,807)	110,201	116,141
Hudson Asia Pacific	103,087	(5,794)	97,293	100,538

Total	337,899	(17,584)	320,315	327,284

Direct costs:
Hudson Americas	85,734	1	85,735	87,750
Hudson Europe	62,985	(6,261)	56,724	65,176
Hudson Asia Pacific	63,300	(3,625)	59,675	63,677

Total	212,019	(9,885)	202,134	216,603

Gross margin:
Hudson Americas	27,070	16	27,086	22,855
Hudson Europe	59,023	(5,546)	53,477	50,965
Hudson Asia Pacific	39,787	(2,169)	37,618	36,861

Total	$125,880	$(7,699)	$118,181	$110,681

Selling, general and administrative (a):
Hudson Americas	$28,350	$18	$28,368	$30,336
Hudson Europe	53,429	(5,020)	48,409	47,154
Hudson Asia Pacific	34,731	(1,696)	33,035	32,904
Corporate	6,365	—	6,365	8,087

Total	$122,875	$(6,698)	$116,177	$118,481

Operating income (loss):
Hudson Americas	$(2,009)	$(2)	$(2,011)	$(7,481)
Hudson Europe	3,147	(277)	2,870	3,811
Hudson Asia Pacific	5,042	(471)	4,571	3,957
Corporate	(6,291)	—	(6,291)	(8,087)

Total	$(111)	$(750)	$(861)	$(7,800)

(a)	Selling, general and administrative expenses include depreciation and amortization.

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Hudson Americas

Hudson Americas’ revenue was $112.8 million for the quarter ended March 31, 2007, an increase of $2.2 million or 2.0% compared to $110.6 million for 2006. Revenues increased in permanent placement services (+35.8%) and were essentially unchanged for temporary contracting services. Hudson America’s revenue was higher in 2007 as a result of an increase in the Legal Services (+10%) and Management Search (+16%) practice groups. This was partially offset by decreases in the IT (-14%), Financial Solutions (-7%) and Engineering, Aerospace and Defense (-5%) practice groups.

Hudson Americas’ direct costs for the quarter ended March 31, 2007 were $85.7 million compared to $87.8 million for 2006, a decrease of 2.3%. The decrease in the direct costs related to the decrease in Hudson Americas’ temporary contracting costs (-2.6%) compared to 2006. Hudson Americas’ direct costs were lower in 2007 from decreases in the IT (-16%), Financial Solutions (-8%) and Engineering, Aerospace and Defense (-22%) practice groups. This was partially offset by increases in the Legal Services (+9%) and Management Search (+166%) practice groups.

Hudson Americas’ gross margin for the quarter ended March 31, 2007 was $27.1 million, higher by $4.2 million, or 18.4%, from $22.9 million reported for 2006. Hudson Americas’ increase in gross margin was attributable to increases in its Legal Services (+11%) and Engineering, Aerospace & Defense (+52%) practice groups. Current year Engineering, Aerospace & Defense gross margin reflects a more normalized temporary contracting margin. These increases were partially offset by decreases in the IT (-5%) and Financial Solutions (-5%) practice groups. Gross margin, as a percentage of revenue, was 24.0% for the first quarter of 2007, an increase from 20.7% for 2006, primarily as a result of a 2.1% increase in the temporary contracting gross margin as a percent of temporary contracting revenue. Permanent placement as a percentage of gross margin increased to approximately 25% in 2007, compared to 23% in the same period of 2006.

Hudson Americas’ selling, general and administrative costs were $28.4 million for the quarter ended March 31, 2007, lower by 6.5% from $30.3 million for 2006. Selling, general and administrative expenses were 25.1% and 27.4% as a percentage of revenue for the first quarter of 2007 and 2006, respectively. The decrease in selling, general and administrative costs was due primarily to decreases in sales and delivery compensation (-10%), occupancy costs (-21%) and depreciation and amortization (-24%), partially offset by higher support staff costs and compensation (+11%) and marketing (+55%) costs. Hudson North Americas’ increased support staff costs were primarily from higher infrastructure costs related to IT services assumed by Hudson Americas and the higher costs for the accounting processes supported by the PeopleSoft accounting and management reporting system.

Hudson Americas’ reorganization expense was $0.7 million for the quarter ended March 31, 2007, compared to no expense for 2006. The reorganization expense was primarily for costs related to exiting three leases in the U.S. and final adjustments for employee severance. No further significant reorganization expense is expected in these locations or for additional severance.

Hudson Americas’ EBITDA loss was $0.9 million for the quarter ended March 31, 2007, an improvement of $5.1 million compared to a loss of $6.0 million for 2006. The primary reasons for the first quarter 2007 EBITDA increase were the increase in the gross margin, as discussed above, and the decreased selling, general and administrative costs, partially offset by increased reorganization expense.

Hudson Americas’ operating loss was $2.0 million for the quarter ended March 31, 2007, compared to an operating loss of $7.5 million for 2006. Hudson Americas decreased loss in the first quarter of 2007, compared to the first quarter of 2006, was due to the same factors as discussed with respect to EBITDA loss and decreased amortization expenses ($0.4 million) on intangibles and furniture and equipment.

Hudson Europe

Hudson Europe’s revenue was $122.0 million for the quarter ended March 31, 2007, up 5.1% from $116.1 million from 2006. On a constant currency basis, Hudson Europe’s 2007 revenue decreased approximately 5.1% compared to 2006. The largest constant currency revenue decreases were in U.K temporary contracting (-15%), as a result of the Company’s focus on higher margin temporary contracting business, which led to the sale of the industrial and the office support practice groups (sold in September 2006 and January 2007, respectively), and in the Netherlands reintegration businesses (-38%). This was partially offset by increases in Belgium (+22) from permanent placement and talent management consulting services, U.K. permanent placement revenue (+7%), the Netherlands Balance business (+9%) and France (+7%).

Hudson Europe’s direct costs for the quarter ended March 31, 2007 were $63.0 million, a decrease of $2.2 million, or 3.4%, compared to $65.2 million for 2006. On a constant currency basis, direct costs decreased 13.0% for the first quarter of 2007 compared to 2006. The decrease was the result of lower temporary contracting costs in the UK (-16%), primarily due to the divestiture of the industrial and office support practice groups and the Netherlands direct costs reductions for the reintegration business (-49%), partially offset by increases in temporary contractor costs for Balance (+11%).

        Hudson Europe’s gross margin for the quarter ended March 31, 2007 was $59.0 million, an increase of 15.8% from 2006. Gross margin as a percentage of revenue was 48.4% for the first quarter of 2007, an increase from 43.9% for 2006, primarily due to a planned reduction in lower margin business in the U.K. On a constant currency basis, gross margin increased by 4.9% for the quarter ended March 31, 2007 when compared to 2006. Hudson Europe’s largest constant currency increases were in U.K. permanent placement (+11%), Belgium (+19%) and France (+6%), partially offset by lower gross margin from U.K. temporary contracting

(-12%) from the sale of the industrial and the office support practice groups and the decrease Netherlands reintegration business

(-23%). Temporary contracting margins increased to 19.7% in the first quarter of 2007 from 18.6% in 2006, primarily as a result of the increase in the U.K. temporary contracting margins to 16.8% in 2007 from 16.2% in 2006 due to following a focus on higher margin business.

Hudson Europe’s selling, general and administrative costs were $53.4 million for the quarter ended March 31, 2007, higher by 13.3% from $47.2 million for 2006. Selling, general and administrative expenses were 43.8% and 40.6% as a percentage of revenue for the first quarter of 2007 and 2006, respectively. On a constant currency basis, the first quarter 2007 selling, general and administrative expenses increased by 2.7% compared to the same period of 2006. The largest increases were in Belgium (+14%) from increased commissions and marketing costs, the U.K. (+3%), France (+8%) and Balance (+19%) from increased support staff compensation, partially offset by a decrease in the Netherlands reintegration business (-27%).

Hudson Europe’s reorganization expense was $2.4 million for the quarter ended March 31, 2007, compared to no expense for 2006. The reorganization expense was primarily for costs related to exiting leases in the U.K. ($2.0 million) and the Netherlands ($0.7 million), where the leased space was in excess of the current requirements of the Company, partially offset by recoveries on older reorganization programs. No further reorganization expense is expected on these two locations.

Hudson Europe’s EBITDA was $4.8 million for the quarter ended March 31, 2007, a decrease of $0.8 million compared to $5.6 million for 2006. EBITDA as a percentage of revenue decreased to 3.9% of revenue compared to 4.8 % in the first quarter of 2006. EBITDA decreased in Europe as a result of 2007 reorganization expenses of $2.4 million, partially offset by increases in Belgium (+25%) and income in the Nordic region compared to a loss in 2006. EBITDA for the U.K. decreased $1.5 million in the first quarter of 2007 compared to 2006, primarily from $2.0 million of reorganization expenses, but remained profitable in 2007.

Hudson Europe’s operating income was $3.1 million for the quarter ended March 31, 2007, compared to $3.8 million for the same period of 2006. On a constant currency basis, the first quarter 2007 operating income decreased by 25% compared to the same period of 2006. Hudson Europe’s 2007 decrease in operating results was primarily due to the inclusion of $2.4 million in reorganization expenses in the U.K. and the Netherlands and increased selling general and administrative costs. These decreases were partially offset by higher gross margins. The Nordic region reported income in 2007 compared to a loss in 2006 and Belgium reported an increase of 16%. Operating income for the U.K. decreased $1.5 million in the first quarter of 2007 compared to 2006, primarily from $2.0 million of reorganization expenses, but remained profitable in 2007.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $103.1 million for the quarter ended March 31, 2007, an increase of 2.5% from $100.5 million for 2006. On a constant currency basis, Hudson Asia Pacific’s revenue decreased approximately 3.2% comparing 2007 to 2006. The decrease in revenue on a constant currency basis was predominantly due to a decrease in temporary contracting revenue in Australia (-8%) due to the withdrawal from lower margin contracts and a decrease in permanent placement revenue in Japan (-22%), partially offset by increases from permanent placement services in Australia (+9%), China (+44%), and Singapore (+11%), and increased temporary contracting revenue in New Zealand (+6%).

Hudson Asia Pacific’s direct costs for the quarter ended March 31, 2007 were $63.3 million, a decrease of $0.4 million or 0.6% compared to $63.7 million for 2006. On a constant currency basis, direct costs decreased 6.3% comparing the first quarter of 2007 to the first quarter of 2006. The decrease in direct costs was predominantly due to the decrease in temporary contracting costs in Australia (-9%) due to the withdrawal from lower margin contracts, partially offset by increased temporary contracting costs in New Zealand (+8%).

Hudson Asia Pacific’s gross margin for the quarter ended March 31, 2007 was $39.8 million, higher by $2.9 million, or 7.9%, from $36.9 million reported for 2006. Gross margin, as a percentage of revenue, was 38.6% for the first quarter of 2007, an increase from 36.7% for 2006. On a constant currency basis, gross margin increased by 2.1% for the quarter ended March 31, 2007 compared to 2006. Gross margin growth in the quarter was a result of increases from permanent placement services in Australia (+8%), China (+50%), and Singapore (+11%). These increases were partially offset by decreases in temporary contracting revenue in Australia (-8%) due to the withdrawal from lower margin contracts and a decrease in permanent placement gross margin in Japan (-22%).

Hudson Asia Pacific’s selling general and administrative costs were $34.7 million for the quarter ended March 31, 2007, higher by 5.6% from $32.9 million for the same period in 2006. Selling, general and administrative expenses were 33.7% and 32.7% as a percentage of revenue for the first quarters of 2007 and 2006, respectively. On a constant currency basis, the first quarter 2007 selling, general and administrative expenses increased by 0.4%, compared to the same period of 2006. Selling, general and administrative costs increased in China (+68%), Hong Kong (+37%) and Singapore (+14%), while essentially being offset by decreases in New Zealand (-13%), Australia (-2%) and Japan (-9%).

Hudson Asia Pacific’s EBITDA was $5.9 million for the quarter ended March 31, 2007, an increase of 25.4% or $1.2 million, from $4.7 million for 2006. EBITDA as a percentage of revenue increased to 5.8% in the first quarter of 2007 from 4.7% for 2006, primarily due to increases in Australia and New Zealand. The increase in EBITDA was the result of improved EBITDA in Australia (+41%) and New Zealand (+81%), partially offset by lower EBITDA in Hong Kong (-68%) and Japan’s reporting of a loss in 2007 compared to income in 2006. The improvements in Australia and New Zealand were the result of improved gross margin in Australia coupled with cost controls in both countries.

Hudson Asia Pacific’s operating income was $5.0 million for the quarter ended March 31, 2007, an increase of 27.4% from $4.0 million for the same period of 2006. On a constant currency basis, the first quarter 2007 operating income increased by 16% compared to the same period of 2006. Hudson Asia Pacific’s increase in operating results for the first quarter of 2007 was primarily due to the same factors as discussed in EBITDA, partially offset by higher depreciation and amortization expenses in Australia.

Corporate and Other

Corporate expenses for the quarter ended March 31, 2007 were $6.3 million compared to $8.1 million for 2006. The decrease in corporate expenses is primarily the result of a decrease in third-party costs related to a reduction in expenses for marketing, support staff compensation and professional fees ($1.9 million).

Other non-operating income for the first quarter of 2007 was $2.8 million, including a gain on the sale of the U.K. office support practice group of $2.5 million and net interest income of $0.2 million. Other non-operating income for quarter ended March 31, 2006 was $0.5 million and included net interest expense of $0.4 million and other income of $0.9 million primarily from gains on currency transactions.

Provision for income taxes

The provision for income taxes for the three months ended March 31, 2007 was $2.4 million on pretax income of $2.7 million, compared with a provision of $1.4 million on a pretax loss of $7.3 million for 2006. The higher tax provision in the first quarter of 2007 related primarily to an increase in current foreign tax provisions in locations where there were no tax-loss carry-forwards available to offset taxable income, including a gain of $2.5 million on the sale of the office support practice group in the U.K. included in other non-operating income. In the current period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses. This is offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Income from Continuing Operations

Income from continuing operations was $0.3 million for the first quarter of 2007, compared to a loss of $8.7 million for 2006. Basic and diluted earnings from continuing operations per share were $0.01 for the first quarter of 2007, compared to basic and diluted loss of $0.36 per share for the first quarter of 2006. Basic average shares outstanding increased in 2007 as a result of various employee stock compensation awards that vested or were issued or granted at various times during 2006 and 2007. For 2006, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Discontinued Operations

The former Highland segment comprises the Company’s discontinued operations. Income from discontinued operations was less than $0.1 million for the first quarter of 2007 compared to income of $0.6 million for 2006. Basic and diluted earnings from discontinued operations per share were $0.00 for the first quarter of 2007, compared to basic and diluted income of $0.03 per share for the first quarter of 2006.

Net Income

Net income was $0.4 million for the first quarter of 2007, compared to a net loss of $8.1 million for 2006. Basic and diluted earnings per share were $0.01 for the first quarter of 2007, compared to basic and diluted loss of $0.33 per share in 2006. For the first quarter of 2006 dilutive earnings per share calculations do not differ from basic earnings per share because the effects of approximately 1,186,000 of potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from funding working capital requirements.

The Company has a senior secured credit facility for $75,000 (the “Credit Facility”). The maturity date of the Credit Facility is March 31, 2009. Outstanding loans bear interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option, and had a weighted average interest rate of 8.50% as of March 31, 2007. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. The Company expects to continue to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. As of March 31, 2007, the Company had outstanding borrowings of $4.8 million and letters of credit issued and outstanding of approximately $10.0 million under the Credit Facility. Available credit for use under the Credit Facility as of March 31, 2007 was $46.6 million. Letters of credit are used to support certain of the Company’s office leases, its worker’s compensation policy and its finance leases.

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

On March 12, 2007, the Company entered into an amendment to the Credit Facility that established minimum Adjusted EBITDA (measured on a trailing twelve-month basis) and maximum capital expenditure covenant levels for fiscal year 2007. The minimum Adjusted EBITDA covenant generally provides that the Company’s Adjusted EBITDA for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2007 may not be less than $20.0 million, $25.0 million, $25.0 million, $25.0 million, respectively. The maximum capital expenditure covenant provides that the Company’s capital expenditures for 2007 may not exceed $18.0 million. The borrowing base is determined under the Credit Facility as an agreed percentage of eligible accounts receivable, less reserves. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

During the quarter ended March 31, 2007, the Company used cash in operating activities of $3.0 million compared to net cash generated of $0.2 million during 2006. Cash usage increased in the first quarter of 2007 from the first quarter of 2006 primarily as a result of higher cash requirements to fund working capital, primarily accounts receivable in Hudson Americas ($7.5 million) and accrued liabilities in Hudson Europe ($3.6 million), partially offset improved income ($8.5 million).

During the quarters ended March 31, 2007 and 2006, the Company used cash in investing activities of $1.1 million and $3.0 million, respectively. The use of cash in 2007 included capital expenditures of $2.7 million and an investment in a China IT recruitment business of $1.0 million, partially offset by proceeds from the sale of the U.K. office support practice group of $2.5 million. The use of cash in 2006 included $1.7 million for capital expenditures and $1.3 million for the purchase of Alder Novo.

During the quarters ended March 31, 2007 and 2006, the Company generated cash from financing activities of $5.9 million and $2.0 million, respectively. The cash provided from financing was higher in the first quarter of 2007 as a result of the higher net borrowing under the credit facility ($2.7 million), increased option exercises ($0.7 million) and the absence of other debt repayments ($0.5 million).

The Company believes that the cash and cash equivalents on hand at March 31, 2007, supplemented by availability under the Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to the Company’s management of its operating growth and working capital, fluctuations in the global economy and unemployment rates. The Company’s existing acquisition shelf registration statement to issue up to 1,350,000 shares of its common stock can provide an additional mechanism of funding acquisitions and or earn-out payments.

The Company estimates that earn-out payments related to prior period acquisitions could be between $30 million and $40 million during 2007, payable in a combination of cash and Company stock.

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

All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the Company’s history of negative cash flows and operating losses may continue, (2) the ability of clients to terminate their relationship with the Company at any time, (3) the impact of global economic fluctuations on the Company’s temporary contracting operations, (4) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (5) risks relating to the Company’s foreign operations, including foreign currency fluctuations, (6) risks and financial impact associated with acquisitions and dispositions of non-strategic assets; (7) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (8) competition in the Company’s markets and the Company’s dependence on highly skilled professionals, (9) fluctuations in the Company’s operating results from quarter to quarter, (10) restrictions imposed by blocking arrangements, (11) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (12) the Company’s dependence on key management personnel and, (13) the impact of government regulations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise. Please see “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2007 for more information.

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

The majority of the Company’s borrowings are loans under the Credit Facility and fixed rate leases. During the three months ended March 31, 2007, the Company borrowed $120.2 million and repaid $115.4 million under its credit facility, which bears interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company’s option. The Company’s long-term borrowings are in fixed rate capital leases for leasehold improvements. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. The Company does not trade derivative financial instruments for speculative purposes.

The Company conducts operations in various foreign countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the three months ended March 31, 2007, the Company earned approximately 79% of its gross margin outside the United States, and it collected payments in local currency and related operating expenses that were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. During the three months ended March 31, 2007, the Company had a translation gain of $0.8 million, primarily attributable to the weakening of the U.S. dollar against the British pound, the Euro and the Australian dollar.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company from time to time may enter into foreign currency forward contracts where it has determined that the exposure to foreign exchange rate risk related to specific transactions is significant enough to justify the related costs. During the three months ended March 31, 2007, no foreign currency forward contracts were entered into and, as of March 31, 2007, none were outstanding.

The Company had no derivative instruments outstanding as of March 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2007.

Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2007 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. No material change to such risk factors has occurred during the three months ended March 31, 2007.

ITEM 6.	EXHIBITS

(a)	Exhibits: The following Exhibits are filed herewith.

10.1	Summary of Hudson Highland Group, Inc. 2007 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Current Report on Form 8-K dated February 6, 2007 (file No. 0-50129)).

10.2	Executive Employment Agreement, effective as of March 23, 2007, between Hudson Highland Group, Inc. and David Reynolds (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated March 23, 2007 (file No. 0-50129)).

10.3	Executive Agreement, effective as of March 23, 2007, by and between Hudson Highland Group, Inc. and Ralph O’Hara, filed herewith.

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information, filed herewith.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, filed herewith.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, filed herewith.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC.
(Registrant)

	By:	/s/ Jon F. Chait
Jon F. Chait
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: May 4, 2007

	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: May 4, 2007

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
10.1	Summary of Hudson Highland Group, Inc. 2007 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Current Report on Form 8-K dated February 6, 2007 (file No. 0-50129)).

10.2	Executive Employment Agreement, effective as of March 23, 2007, between Hudson Highland Group, Inc. and David Reynolds (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated March 23, 2007 (file No. 0-50129)).

10.3	Executive Agreement, effective as of March 23, 2007, by and between Hudson Highland Group, Inc. and Ralph O’Hara.

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.