Form 10-Q
period 2007-06-30
HUDSON HIGHLAND GROUP INC
filed 2007-08-02
CIK 1210708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on July 31, 2007
Common Stock	25,527,262

HUDSON HIGHLAND GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$348,861	$352,084	$686,760	$679,368
Direct costs (Note 6)	211,258	223,458	423,277	440,061

Gross margin	137,603	128,626	263,483	239,307

Selling, general and administrative expenses	124,399	119,374	243,465	233,670
Depreciation and amortization	3,952	4,028	7,761	8,213
Business reorganization expenses	1,578	658	4,694	658
Merger and integration expenses (recoveries)	(42)	72	(42)	72

Operating income (loss)	7,716	4,494	7,605	(3,306)

Other income (expense):
Other, net	(21)	128	2,579	1,059
Interest, net	435	(760)	657	(1,152)

Income (loss) before provision for income taxes	8,130	3,862	10,841	(3,399)
Provision for income taxes	4,637	2,586	7,014	4,026

Net income (loss) from continuing operations	3,493	1,276	3,827	(7,425)
Net income (loss) from discontinued operations	(258)	890	(239)	1,511

Net income (loss)	$3,235	$2,166	$3,588	$(5,914)

Earnings (loss) per share:
Basic from continuing operations	$0.14	$0.05	$0.15	$(0.31)
Basic from discontinued operations	(0.01)	0.04	(0.01)	0.07

Basic	$0.13	$0.09	$0.14	$(0.24)

Diluted from continuing operations	$0.13	$0.05	$0.15	$(0.31)
Diluted from discontinued operations	(0.01)	0.04	(0.01)	0.07

Diluted	$0.12	$0.09	$0.14	$(0.24)

Weighted average shares outstanding:
Basic	25,247,000	24,414,000	25,084,000	24,318,000
Diluted	26,164,000	25,172,000	25,907,000	24,318,000

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$56,727	$44,649
Accounts receivable, net	225,593	218,722
Prepaid and other	16,428	16,736

Total current assets	298,748	280,107

Intangibles, net	75,726	37,612
Property and equipment, net	28,730	28,105
Other assets	5,774	5,045

Total assets	$408,978	$350,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,981	$24,075
Accrued expenses and other current liabilities	163,088	134,043
Short-term borrowings and current portion of long-term debt	321	238
Accrued business reorganization expenses	3,805	5,077
Accrued merger and integration expenses	384	837

Total current liabilities	199,579	164,270

Other non-current liabilities	17,643	8,204
Accrued business reorganization expenses, non-current	4,305	3,409
Accrued merger and integration expenses, non-current	1,380	1,721
Long-term debt, less current portion	100	235

Total liabilities	223,007	177,839

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 25,540,213 and 24,957,732 shares, respectively	26	25
Additional paid-in capital	436,835	427,645
Accumulated deficit	(298,293)	(298,344)
Accumulated other comprehensive income—translation adjustments	47,684	43,934
Treasury stock, 18,431 and 15,798 shares, respectively	(281)	(230)

Total stockholders’ equity	185,971	173,030

	$408,978	$350,869

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,588	$(5,914)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,761	8,849
Stock-based compensation	2,808	3,442
Gain on sale of assets	(3,241)	—
(Recovery of) provision for doubtful accounts	(292)	1,939
Deferred income taxes	(559)	(887)
Changes in assets and liabilities:
Increase in accounts receivable	(1,068)	(8,413)
Decrease in prepaid and other assets	616	3,330
Increase in accounts payable, accrued expenses and other liabilities	9,011	2,347
Decrease in accrued business reorganization expenses	(762)	(1,565)
Decrease in accrued merger and integration expenses	(816)	(772)

Total adjustments	13,458	8,270

Net cash provided by operating activities	17,046	2,356

Cash flows from investing activities:
Capital expenditures	(6,360)	(3,099)
Proceeds from sale of assets	3,393	—
Acquisition and investment in businesses, net of cash acquired	(7,569)	(7,231)

Net cash used in investing activities	(10,536)	(10,330)

Cash flows from financing activities:
Borrowings under credit facility	233,832	279,373
Repayments under credit facility	(233,832)	(274,292)
Issuance of common stock—Employee Stock Purchase Plan	1,132	1,318
Issuance of common stock—Long Term Incentive Plan option exercises	3,143	570
Purchase of restricted stock from employees	(51)	—
Payments on short and long-term debt	(73)	(1,186)

Net cash provided by financing activities	4,151	5,783

Effect of exchange rate changes on cash and cash equivalents	1,417	393

Net increase (decrease) in cash and cash equivalents	12,078	(1,798)
Cash and cash equivalents, beginning of period	44,649	34,108

Cash and cash equivalents, end of period	$56,727	$32,310

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$669	$1,756
Taxes	$4,644	$3,983

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total
Balance January 1, 2007	$25	$427,645	$(298,344)	$43,934	$(230)	$173,030
Cumulative effect of adoption of FIN 48	—	—	(3,537)	—	—	(3,537)
Net income	—	—	3,588	—	—	3,588
Other comprehensive income, translation adjustments	—	—	—	3,750	—	3,750
Issuance of shares for 401(k) plan	—	2,108	—	—	—	2,108
Issuance of shares from exercise of stock options	1	3,142	—	—	—	3,143
Issuance of shares for employee stock purchase plans	—	1,132	—	—	—	1,132
Purchase of restricted stock from employees	—	—	—	—	(51)	(51)
Stock-based compensation	—	2,808	—	—	—	2,808

Balance June 30, 2007	$26	$436,835	$(298,293)	$47,684	$(281)	$185,971

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

Earnings (loss) per Share

Basic earnings (loss) per share are computed by dividing the Company's income (loss) from continuing operations by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company's income (loss) from continuing operations by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the "treasury stock" method. For periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the six months period ended June 30, 2006, 972,000 outstanding stock options and other common stock equivalents were excluded from the diluted earnings per share calculation because the options’ strike prices were greater than the average share price for the quarter.

Description of Reporting Segments

The Company provides professional staffing services on a permanent, contract and temporary basis and a range of talent management services to businesses operating in many industries. The Company is organized into three reportable segments, the Hudson regional businesses of Hudson Americas, Hudson Europe, and Hudson Asia Pacific, which constituted approximately 20%, 47%, and 33% of the Company’s gross margin, respectively, for the six months ended June 30, 2007.

Hudson’s three regional businesses provide professional temporary and contract personnel and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a temporary assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

NOTE 2 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

All of the Hudson regional businesses also provide organizational effectiveness and development services through their Talent Management Solutions units. These services encompass candidate assessment, competency modeling, leadership development, performance management, and career transition. These services enable Hudson to offer clients a set of management services including attracting, assessing and selecting best-fit employees.

Hudson Americas operates from 37 offices in 2 countries, with 96% of its second quarter 2007 gross margin generated in the United States. Hudson Europe operates from 44 offices in 16 countries, with 54% of its second quarter 2007 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 26 offices in 6 countries, with 68% of its second quarter 2007 gross margin coming from Australia.

Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional consulting.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

NOTE 4 – STOCK BASED COMPENSATION

The Company accounts for stock based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. All employee stock option grants have been reflected as an expense in prior periods or will be expensed over the related remaining stock option vesting period based on the estimated fair value at the date the options are granted. The Company recognized expenses of $1,376 and $1,375 in the second quarters of 2007 and 2006, respectively, and $2,329 and $2,714 in the first six months of 2007 and 2006, respectively, for stock option and employee stock purchase plans. These expenses are included in selling, general and administrative expenses. The Company also recognized expenses in discontinued operations of $140 and $59 in the first six months and second quarter of 2006, respectively, for the stock option and employee stock purchase plans related to the discontinued operations of Highland. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows, rather than as an operating cash flow as in prior periods. The Company recognized a current tax benefit for the quarter and six months ended June 30, 2007 of $46 and $82, respectively, in certain foreign jurisdictions where the Company has taxable income. No tax benefit was recognized for the quarter and six months ended June 30, 2006. As of June 30, 2007, there was approximately $6.3 million of compensation expense that has yet to be recognized related to non-vested stock-based awards. This expense is expected to be recognized over a weighted-average period of 2.8 years. All share issuances related to stock compensation plans are issued from unissued shares of stockholder approved compensation plans.

The Company uses the Black-Scholes-Merton option-pricing model. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur. Volatility is determined using historical prices to estimate the expected future fluctuations in the Company’s share price.

The following were the assumptions used to determine the fair value of options granted and the details of option activity as of and for the respective periods:

	Three and Six Months Ended June 30,
	2007	2006
Risk free interest rate	4.7%	4.4%
Volatility	75.0%	55.0%
Expected life (years)	5.0	5.0
Dividends	0.0%	0.0%
Intrinsic value of vested stock options	$8,767	$3,354

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average fair value of options granted during the period	$10.49	$8.33	$10.77	$8.33
Options granted in the period	67,500	112,500	374,000	362,500
Intrinsic value of options exercised in the period	$1,704	$144	$2,930	$700
Options exercised in the period	193,400	21,000	333,935	78,125

The Company also expensed $341 and $234 in the second quarters of 2007 and 2006, respectively, and $479 and $588 in the first six months of 2007 and 2006, respectively, related to restricted stock issuances.

NOTE 5 – DISCONTINUED OPERATIONS

Effective October 1, 2006, the Company completed the sale (the “Sale”) of Highland to Heidrick & Struggles International, Inc. (“Heidrick”). Highland was a separate reportable segment of the Company. As a result of the Sale, Highland is classified as a discontinued operation in the accompanying financial statements. Heidrick also assumed certain on-going liabilities and obligations of Highland.

Reported results for the discontinued operations Highland segment by period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$—	$14,960	$—	$30,734

Gross margin	$—	$13,975	$—	28,917

EBITDA (a)	$(101)	$1,511	$(37)	$2,796
Depreciation and amortization	—	313	—	636

Operating income (loss)	(101)	1,198	(37)	2,160
Other income (expense)	(147)	(400)	(191)	(576)
Provision for (benefit from) income taxes (b)	10	(92)	11	73

Income (loss) from discontinued operations	$(258)	$890	$(239)	$1,511

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Because of U.S. and foreign net operating loss carry-forwards (“NOLs”), the effective tax rate differs from the U.S. Federal statutory rate of 35%.

NOTE 6 – REVENUES, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	Quarter Ended June 30, 2007			Quarter Ended June 30, 2006
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$247,435	$101,426	$348,861	$261,956	$90,128	$352,084
Direct costs (1)	201,289	9,969	211,258	215,024	8,434	223,458

Gross margin	$46,146	$91,457	$137,603	$46,932	$81,694	$128,626

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$495,764	$190,996	$686,760	$511,903	$167,465	$679,368
Direct costs (1)	404,128	19,149	423,277	422,196	17,865	440,061

Gross margin	$91,636	$171,847	$263,483	$89,707	$149,600	$239,307

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent placement and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of temporary and permanent placements, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 7 – INCOME TAXES

The provision for income taxes for the six months ended June 30, 2007 was $7,014 on pretax income of $10,841, compared with a provision of $4,026 on a pretax loss of $3,399 for the same period of 2006. The higher tax provision in the first six months of 2007 related primarily to an increase in current and deferred foreign tax expense in locations where there were no tax-loss carry-forwards available to offset taxable income, including a gain of $2,458 on the sale of the office support practice group in the U.K., included in other non-operating income, and increased interest and penalties and withholding taxes. In the periods presented, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on U.S. and certain foreign pretax losses. This was offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company's financial statements and totaled $313 for the six months ended June 30, 2007. Accrued interest and penalties were $1,888 as of June 30, 2007.

As of June 30, 2007, the Company had $7,979 of unrecognized tax benefits, which if recognized in the future, would affect the annual effective income tax rate. The Company expects the amount of unrecognized tax benefits will change during the next year; however, the change is not expected to have a significant effect on the results of operations or financial position.

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

NOTE 8 – BUSINESS COMBINATIONS - ACQUISITIONS

In February 2007, the Company and its subsidiary Hudson Recruitment (Shanghai) Limited entered into an Asset Sale and Purchase Agreement to acquire the business assets of Tong Zhi (Beijing) Consulting Service Ltd (“Tony Keith Beijing”) and Guangzhou Dong Li Consulting Service Ltd (“Tony Keith Guangzhou”) (collectively know as “Tony Keith Associates” or “TKA”) for an initial investment of $1,000. On May 2, 2007 (the “Completion”), the Company completed the acquisition of TKA by entering into two agreements for consideration of $4,000, including $2,500 paid in cash immediately, $500 paid and held in escrow to be payable within 90 days of the third anniversary of the Completion, $700 in interest bearing notes, with an interest rate of 6.18%, payable within six months of the Completion and $300 paid in cash within five business days of the Completion. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($45 in assets, $525 for non-contractual client relationships and other current liabilities of $596), with the excess of $5,026 allocated to goodwill, which is non-deductible for tax purposes. The purchase agreement also provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds, of up to a maximum of $13,500 including the original payments of $5,000. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. TKA is an information technology recruitment business serving multinational clients in China, and its results have been included in the Hudson Asia Pacific segment since the Completion. Pro forma information for this acquisition is not included as it would not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2007, the Company made a final earn-out payment related to the June 2004 acquisition of a business in the Hudson Americas segment of $30,499. As of June 30, 2007, the Company determined that payment of the contingent liability was beyond a reasonable doubt and added $30,499 to the recorded value of goodwill and to other current liabilities.

In April 2007, the Company made an earn-out payment related to the August 2005 acquisition of Balance Ervaring op Projectbasis B.V., a leading professional temporary and contract-staffing firm in the Netherlands, in the Hudson Europe segment for 2,300 euros, or $3,136, and added this payment to the recorded value of goodwill.

In June 2007, the Company made an earn-out payment related to the April 2006 acquisition of Professional Solutions LLC, a Cleveland, Ohio-based professional services firm, in the Hudson Americas segment for $133, and added this payment to the recorded value of goodwill.

The Company does not anticipate any material earn-out payments for the remainder of 2007 related to prior years’ acquisitions.

NOTE 9 – BUSINESS REORGANIZATION EXPENSES

In the third quarter of 2006, the Company’s Board of Directors approved the 2006 reorganization program with costs for related actions in the following categories: consolidation of support functions, particularly between the Hudson Americas’ business unit and corporate; closing or reducing redundant sales functions and unprofitable offices, particularly in Hudson Americas, corporate and Europe; and programs to reduce management staffing levels in Hudson Asia Pacific. During the first six months of 2007, the Company recorded reorganization expenses of $4,663 associated with the 2006 program, primarily for the abandonment of a lease in London, the cancellation of a lease in New York City and other property leases in the U.K. and the Netherlands.

In 2002, the Company, then part of Monster Worldwide, Inc. (“Monster”), announced two reorganization initiatives: the Second Quarter 2002 Plan for the streamlining of operations, lowering its cost structure, integrating businesses previously acquired and improving return on capital and the Fourth Quarter 2002 Plan to separate from Monster. These reorganization programs included workforce reductions, consolidation of excess facilities and offices and related write-offs, restructuring of certain business functions and other special charges, primarily for exiting activities that were no longer part of the Company’s strategic plan. In 2003, the Company recorded additional charges and credits as a result of changes in estimates related to the prior actions, and as a result of further actions in 2003 to close offices and business units that did not have the size or market capacity to provide future income growth. During the first six months of 2007, the Company recorded additional expense of $31 related to these plans.

In the following tables, amounts under the “Utilization” caption are primarily the cash payments associated with the plans and amounts in the “Changes in estimate” column represent modifications to amounts charged or recovered for business reorganization expenses in the Company’s statement of operations. A summary of plan activity by expense category for the six months ended June 30, 2007 follows:

	December 31, 2006	Changes in estimate	Additional charges	Utilization	June 30, 2007
Consolidation of excess facilities	$6,489	$84	$4,535	$(3,491)	$7,617
Workforce reduction	1,877	(72)	87	(1,485)	407
Professional fees and other	120	19	41	(94)	86

Total	$8,486	$31	$4,663	$(5,070)	$8,110

A summary of plan activity by plan period for the six months ended June 30, 2007 follows:

	December 31, 2006	Changes in estimate	Additional charges	Utilization	June 30, 2007
Second Quarter 2002 Plan	$444	$82	$—	$(361)	$165
Fourth Quarter 2002 Plan	4,631	13	—	(770)	3,874
Fourth Quarter 2003 Plan	1,069	(64)	—	(261)	744
2006 Plan	2,342	—	4,663	(3,678)	3,327

Total	$8,486	$31	$4,663	$(5,070)	$8,110

NOTE 10 – FINANCIAL INSTRUMENTS

Credit Facility

The Company had a senior secured credit facility for up to $75,000 with Wells Fargo Foothill with a maturity date of March 31, 2009. This credit facility was secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. As of June 30, 2007, the Company had no outstanding borrowings and had letters of credit issued and outstanding of approximately $9,984 under this credit facility. Available credit for use under the credit facility as of June 30, 2007 was $59,331.

On July 31, 2007, the Company entered into an amended and restated senior secured credit facility with Wells Fargo Foothill with the ability to borrow up to $75,000 (the “Credit Facility”). The Company may, subject to certain conditions, increase the maximum Credit Facility limit up to an additional $50,000. The maturity date of the Credit Facility is July 31, 2012. Borrowings may be made with a base rate loan having an interest rate based on the prime rate and the Leverage Ratio (as defined in the Credit Facility) or a LIBOR rate loan with an interest rate based on the LIBOR rate and the Leverage Ratio.

The Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends; (2) requirements that the Company maintain its minimum EBITDA (as defined in the Credit Facility) and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on repurchases of the Company’s stock, investments, dispositions of assets and guarantees of indebtedness. The Credit Facility allows certain permitted investments in the aggregate amount not to exceed $25,000 per year and certain permitted dispositions in the aggregate amount not to exceed $15,000 per year.

The financial covenants of the Credit Facility include a minimum quarterly EBITDA for a twelve-month period and maximum capital expenditures for each fiscal year. The minimum EBITDA covenant provides that the Company’s quarterly EBITDA for a trailing twelve-month period may not be less than $25,000. The maximum capital expenditure covenant provides that the Company’s capital expenditures in each fiscal year may not exceed $18,000. The borrowing base is determined under the Credit Facility as an agreed percentage of eligible accounts receivable, less reserves. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

Derivatives Held for Purposes Other than Trading

The Company periodically enters into forward contracts to reduce exposure to exchange rate risk related to short-term inter-company loans denominated in currencies other than the functional currency. The fair values for all derivatives are recorded in other assets or other liabilities in the consolidated condensed balance sheets. The Company did not enter into forward contracts and there were no derivatives outstanding as of and for the six months ended June 30, 2007.

NOTE 11 – ACCRUED MERGER AND INTEGRATION EXPENSES

Merger and integration accruals, expenses and recoveries consist of assumed lease obligations on closed facilities from pooling-of-interests transactions completed prior to June 30, 2001. There were recoveries of $42 during 2007.

The following table presents a summary of activity relating to the Company’s integration and restructuring plans for acquisitions made in prior years. Amounts under the “Expense (Recoveries)” column represented modifications to plans, subsequent to finalization and have been (recovered) or expensed in the current period. Amounts under the “Utilization” caption of the following tables were primarily the cash payments associated with the plans.

Details of merger and integration activity by plan for the six months ended June 30, 2007 follow:

	December 31, 2006	Expense (Recoveries)	Utilization	June 30, 2007
2000 Plans	$1,083	$—	$(298)	$785
2002 Plans	1,475	(42)	(454)	979

Total	$2,558	$(42)	$(752)	$1,764

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six month period ended June 30, 2007, the Company issued 134,331 shares of its common stock to satisfy its 2006 contribution liability to the 401(k) Savings Plan, with a value of $2,108 for these shares at issuance. Also during the six month period ended June 30, 2007, the Company issued 1,962 shares of its common stock for an employee share purchase plan in the U.K. with a value of $35.

NOTE 14 – COMPREHENSIVE INCOME

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$3,235	$2,166	$3,588	$(5,914)
Other comprehensive income (loss)—translation adjustments	2,910	3,661	3,750	2,145

Total comprehensive income (loss)	$6,145	$5,827	$7,338	$(3,769)

NOTE 15 – SEGMENT AND GEOGRAPHIC DATA

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

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Quarter Ended June 30, 2007
Revenue	$106,615	$125,745	$116,501	$—	$348,861

Gross margin	$25,962	$64,488	$47,153	$—	$137,603

Business reorganization expenses (recoveries)	$(7)	$(7)	$17	$1,575	$1,578

EBITDA (loss)(a)	$(702)	$10,893	$9,600	$(8,123)	$11,668
Depreciation and amortization	1,180	1,714	992	66	3,952

Operating income (loss)	(1,882)	9,179	8,608	(8,189)	7,716
Interest and other income (expense), net	(50)	1,822	135	(1,493)	414

Income (loss) before income taxes	$(1,932)	$11,001	$8,743	$(9,682)	$8,130

As of June 30, 2007
Accounts receivable, net	$63,857	$105,999	$55,737	$—	$225,593
Long-lived assets, net of accumulated depreciation and amortization (b)	$53,532	$34,576	$12,863	$3,485	$104,456

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Quarter Ended June 30, 2006
Revenue	$119,145	$122,062	$110,877	$—	$352,084

Gross margin	$28,971	$56,225	$43,430	$—	$128,626

Business reorganization expenses (recoveries)	$250	$(57)	$152	$313	$658

EBITDA (loss)(a)	$(1,738)	$8,029	$9,389	$(7,158)	8,522
Depreciation and amortization	1,313	1,776	771	168	4,028

Operating income (loss)	(3,051)	6,253	8,618	(7,326)	4,494
Interest and other income (expense), net	708	807	(2,301)	154	(632)

Income (loss) before income taxes	$(2,343)	$7,060	$6,317	$(7,172)	$3,862

As of June 30, 2006
Accounts receivable, net	$80,565	$99,768	$52,569	$—	$232,902
Long-lived assets, net of accumulated depreciation and amortization (b)	$21,072	$32,629	$5,631	$5,456	$64,788

NOTE 15 – SEGMENT AND GEOGRAPHIC DATA (continued)

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Six Months Ended June 30, 2007
Revenue	$219,419	$247,753	$219,588	$—	$686,760

Gross margin	$53,032	$123,511	$86,940	$—	$263,483

Business reorganization expenses	$722	$2,440	$31	$1,501	$4,694

EBITDA (loss)(a)	$(1,562)	$15,693	$15,534	$(14,299)	$15,366
Depreciation and amortization	2,329	3,367	1,884	181	7,761

Operating income (loss)	(3,891)	12,326	13,650	(14,480)	7,605
Interest and other income (expense), net	(86)	5,492	242	(2,412)	3,236

Income (loss) before income taxes	$(3,977)	$17,818	$13,892	$(16,892)	$10,841

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Six Months Ended June 30, 2006
Revenue	$229,750	$238,203	$211,415	$—	$679,368

Gross margin	$51,826	$107,190	$80,291	$—	$239,307

Business reorganization expenses (recoveries)	$250	$(57)	$152	$313	$658

EBITDA (loss)(a)	$(7,713)	$13,579	$14,121	$(15,080)	$4,907
Depreciation and amortization	2,819	3,515	1,546	333	8,213

Operating income (loss)	(10,532)	10,064	12,575	(15,413)	(3,306)
Interest and other income (expense), net	707	1,343	(3,474)	1,331	(93)

Income (loss) before income taxes	$(9,825)	$11,407	$9,101	$(14,082)	$(3,399)

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
Quarter Ended June 30, 2007
Revenue	$105,416	$87,503	$82,935	$42,810	$28,998	$1,199	$348,861
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$56,987	$4,830	$5,301	$29,275	$8,033	$30	$104,456

Quarter Ended June 30, 2006
Revenue	$117,985	$84,262	$85,133	$36,929	$26,615	$1,160	$352,084
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$26,486	$5,628	$4,011	$28,618	$3	$42	$64,788

Six Months Ended June 30, 2007
Revenue	$217,037	$165,082	$166,926	$80,827	$54,506	$2,382	$686,760

Six Months Ended June 30, 2006
Revenue	$227,668	$161,585	$167,375	$70,828	$49,830	$2,082	$679,368

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Comprised of property and equipment and intangibles.
(c)	Corporate assets are included in the United States.

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. as of June 30, 2007, the related consolidated condensed statements of operations for the three and six month periods ended June 30, 2007 and 2006, the related consolidated condensed statements of cash flows for the six-month periods ended June 30, 2007 and 2006 and the consolidated condensed statement of changes in stockholders’ equity for the six-month period ended June 30, 2007 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2007. These interim financial statements are the responsibility of the Company's management.

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

July 30, 2007

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated condensed financial statements and the notes thereto, included in Item 1 of this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see "Special Note Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements. This Management's Discussion and Analysis of Financial Condition and Results of Operations also uses the non-GAAP measure EBITDA. See Note 15 to the Consolidated Condensed Financial Statements for EBITDA segment reconciliation information.

OVERVIEW

Hudson Highland Group, Inc. (the “Company” or “we”, “us” and “our”) is one of the world’s largest specialized providers of professional staffing services on a permanent, contract and temporary basis and a range of talent management services to businesses operating in many industries. We operate in many industries in over 20 countries around the world, with our largest operations being in the U.K., Australia and the U.S. We are organized into three reportable segments, the three Hudson regional businesses (“Hudson”) of Hudson Americas, Hudson Europe and Hudson Asia Pacific, which constituted approximately 20%, 47% and 33% of the Company’s gross margin, respectively, for the six months ended June 30, 2007.

Strategic Goals and Actions

Our strategy, since our inception, has been focused on building our specialized professional recruitment, staffing, project solutions and talent management businesses. We believe that this core mix has growth potential for the next decade. We have focused our strategy on higher-margin specialized professional recruitment with a long-term financial goal of 7-10% EBITDA margins. We expect to invest in growing our temporary staffing business to offset the inherent volatility of permanent recruitment. While we remain focused on these businesses, we will continue to operate non-core activities where they strategically support the core business. We anticipate the execution of this strategy will drive the creation of a core business, the divestiture of certain businesses and improved profitability.

•

We completed the acquisition of Tony Keith Associates (“TKA”), an Information Technology (“IT”) recruiting business, which has operations located in three major cities in China, in the second quarter of 2007.

•

We sold our U.K. office support practice group (2006 revenue of $10 million) in January 2007. In addition, as was the case throughout 2005 and 2006, our U.K., and to a lesser extent Australian, teams have continued to exit or decline to renew lower margin contracts and clients.

•

We have additional non-core businesses, which total approximately 10 percent of our revenue at a 4-5 percent EBITDA margin, which we may sell over the next year. We believe these businesses will be attractive to the right buyer, but this process may take some time and the multiples of revenue obtained in these transactions are likely to be lower than our current trading multiples. We will continue to operate these businesses until this process is completed.

•

We completed our 2006 reorganization program during the second quarter of 2007. This program was approved by the Company’s Board of Directors in the third quarter of 2006 and was designed to reduce costs and increase the long-term profitability of the Company with actions in the following categories: consolidation of support functions, particularly between the Hudson North America business unit and corporate; closing or reducing redundant sales functions and unprofitable offices; and moves to more economical properties. In the second quarter of 2007, we incurred $1.5 million of costs associated with the cancellation of the lease on our former New York offices. We had previously expected to sublet this space for the remaining eight year term of the lease at a rate above our costs, but the property’s landlord opted for the cancellation of our obligation under the lease. The Company incurred expenses of $9.7 million from the second quarter of 2006 through the second quarter of 2007 related to the 2006 reorganization program and has also incurred $1.1 million of expenses for prior reorganization programs during that period. The Company does not expect to incur any further substantial costs related to this program, and has approximately $1.3 million in estimated cash payments that are not expected to be paid within one year.

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

Hudson also provides organizational effectiveness and development services through their Talent Management Solutions units. These services encompass candidate assessment, competency modeling, leadership development, performance management, and career transition. These services enable Hudson to offer clients a comprehensive set of management services including attracting, assessing and selecting best-fit employees.

Hudson Americas operates from 37 offices in 2 countries, with 96% of its second quarter 2007 gross margin generated in the United States. Hudson Europe operates from 44 offices in 16 countries, with 54% of its second quarter 2007 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 26 offices in 6 countries, with 68% of its second quarter 2007 gross margin earned in Australia.

Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional fees.

Results of Operations

The following table sets forth selected financial results for the Company (dollars in thousands).

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Hudson Americas	$106,615	$119,145	$219,419	$229,750
Hudson Europe	125,745	122,062	247,753	238,203
Hudson Asia Pacific	116,501	110,877	219,588	211,415

Total	$348,861	$352,084	$686,760	$679,368

Gross margin:
Hudson Americas	$25,962	$28,971	$53,032	$51,826
Hudson Europe	64,488	56,225	123,511	107,190
Hudson Asia Pacific	47,153	43,430	86,940	80,291

Total	$137,603	$128,626	$263,483	$239,307

Operating income (loss):
Hudson Americas	$(1,882)	$(3,051)	$(3,891)	$(10,532)
Hudson Europe	9,179	6,253	12,326	10,064
Hudson Asia Pacific	8,608	8,618	13,650	12,575
Corporate expenses	(8,189)	(7,326)	(14,480)	(15,413)

Total	$7,716	$4,494	$7,605	$(3,306)

Net income (loss)	$3,235	$2,166	$3,588	$(5,914)

Temporary Contracting Data (a):
Temporary contracting revenue:
Hudson Americas	$99,082	$110,298	$203,828	$215,076
Hudson Europe	67,986	74,404	138,827	146,655
Hudson Asia Pacific	80,367	77,254	153,109	150,172

Total	$247,435	$261,956	$495,764	$511,903

Direct costs of temporary contracting:
Hudson Americas	$79,956	$90,035	$165,112	$177,472
Hudson Europe	54,531	60,118	111,447	118,938
Hudson Asia Pacific	66,802	64,871	127,569	125,786

Total	$201,289	$215,024	$404,128	$422,196

Temporary contracting gross margin:
Hudson Americas	$19,126	$20,263	$38,716	$37,604
Hudson Europe	13,455	14,286	27,380	27,717
Hudson Asia Pacific	13,565	12,383	25,540	24,386

Total	$46,146	$46,932	$91,636	$89,707

Gross margin as a percent of revenue:
Hudson Americas	19.3%	18.4%	19.0%	17.5%
Hudson Europe	19.8%	19.2%	19.7%	18.9%
Hudson Asia Pacific	16.9%	16.0%	16.7%	16.2%

(a)	Temporary contracting revenues are a component of Hudson revenue. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company's peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Constant Currency

The Company defines the term "constant currency" to mean that financial data for a period are translated into U.S. Dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in revenues, direct costs, gross margin and selling, general and administrative expenses include the effect of changes in foreign currency exchange rates. Variance analysis usually describes period-to-period variances that are calculated using constant currency as a percentage. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company's underlying business trends.

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

	Quarter Ended June 30,
	2007			2006
	As Reported	Currency Translation	Constant Currency	As Reported
Revenue:
Hudson Americas	$106,615	$(22)	$106,593	$119,145
Hudson Europe	125,745	(9,455)	116,290	122,062
Hudson Asia Pacific	116,501	(11,871)	104,630	110,877

Total	348,861	(21,348)	327,513	352,084

Direct costs:
Hudson Americas	80,653	(5)	80,648	90,174
Hudson Europe	61,257	(4,695)	56,562	65,837
Hudson Asia Pacific	69,348	(7,612)	61,736	67,447

Total	211,258	(12,312)	198,946	223,458

Gross margin:
Hudson Americas	25,962	(17)	25,945	28,971
Hudson Europe	64,488	(4,760)	59,728	56,225
Hudson Asia Pacific	47,153	(4,259)	42,894	43,430

Total	$137,603	$(9,036)	$128,567	$128,626

Selling, general and administrative (a):
Hudson Americas	$27,893	$(20)	$27,873	$31,699
Hudson Europe	55,316	(4,149)	51,167	50,030
Hudson Asia Pacific	38,528	(3,340)	35,188	34,660
Corporate	6,614	—	6,614	7,013

Total	$128,351	$(7,509)	$120,842	$123,402

Operating income (loss):
Hudson Americas	$(1,882)	$2	$(1,880)	$(3,051)
Hudson Europe	9,179	(613)	8,566	6,253
Hudson Asia Pacific	8,608	(917)	7,691	8,618
Corporate	(8,189)	—	(8,189)	(7,326)

Total	$7,716	$(1,528)	$6,188	$4,494

(a)	Selling, general and administrative expenses include depreciation and amortization.

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Hudson Americas

Hudson Americas’ revenue was $106.6 million for the quarter ended June 30, 2007, a decrease of $12.5 million or 10.5% compared to $119.1 million for 2006. Revenues decreased against prior year due to a decline in temporary contracting services

(-10.2%) as well as a decline in demand for permanent placement services (-19.8%). Hudson America’s reported a decline in temporary contracting for Legal Services (-12%) primarily due to the conclusion of one large project, IT (-12%), Financial Solutions, (-17%) from a reduction in staffing and practice offices, Energy (-4%) and the Engineering Aerospace and Defense (-10%) practice groups. The decrease in permanent placement revenue was the result of lower billings in all practice groups other than the Energy practice group.

Hudson Americas’ direct costs for the quarter ended June 30, 2007 were $80.7 million compared to $90.2 million for 2006, a decrease of 10.6%. The decrease in the direct costs related to the decrease in Hudson Americas’ temporary contracting costs (-11%) compared to 2006 due to a decline in contractors on billings. Hudson Americas’ direct costs were lower in 2007 from decreases in the Legal (-11%), IT (-17%), Financial Solutions (-18%) Energy (-4%), and Engineering, Aerospace and Defense (-11%) practice groups. This was partially offset by increases in the Management Search (+65%) practice group.

Hudson Americas’ gross margin for the quarter ended June 30, 2007 of $26.0 million was lower by $3.0 million or 10.4% against prior year of $29.0 million. Hudson Americas’ decrease in gross margin was attributable to decreases in temporary contracting gross margin from its Legal Services (-16%), Financial Solutions (-18%) and Engineering Aerospace and Defense (-6%), practice groups and Management Search (-12%) permanent placement gross margin. These decreases were partially offset by increases in the IT (+8%) and Energy (+3%) practice groups. Gross margin, as a percentage of revenue, was 24.4% for the second quarter of 2007, essentially unchanged when compared to 24.3% for 2006, primarily as a result of an increase in the temporary contracting percentage, offset by a decline in the percentage of gross margin from permanent placement services. Permanent placement as a percentage of gross margin was 25.9% in 2007 compared to 30.1% in 2006, a decline of 4.2%. The decline in permanent placement gross margin stemmed primarily from lower permanent placement billings in all practice groups other than the Energy practice group.

Hudson Americas’ selling, general and administrative costs were $27.9 million for the quarter ended June 30, 2007, lower by 12.0% when compared to $31.7 million for 2006. Selling, general and administrative expenses were 26.2% and 26.6% as a percentage of revenue for the second quarter of 2007 and 2006, respectively. The decrease in selling, general and administrative costs was due primarily to decreases in sales and delivery compensation costs (-12%) from lower commissions incurred on lower permanent placement revenues as well as salary savings from consultant turnover, net bad debt recoveries compared to expense in 2006, and lower travel and entertainment (-25%) due to tighter expense control policies. These decreases were partially offset by higher occupancy and overhead costs being absorbed by the Americas since the sale of the Company’s Highland Partners business in October 2006. In the second quarter of both 2007 and 2006, selling, general and administrative expenses included $0.9 million for sales tax matters. This was part of a review of our sales tax processes. Based on current available information, the Company does not believe that there will be any expense in future periods related to prior period sales tax matters that may be considered material to its results of operations or financial condition.

Hudson Americas’ recovered reorganization expenses of less than $0.1 million for the quarter ended June 30, 2007, compared to expense of $0.3 million for 2006. The Company completed its 2006 reorganization program in the first quarter of 2007 and expects no further significant expense for this program.

Hudson Americas’ EBITDA loss was $0.7 million for the quarter ended June 30, 2007, an improvement of $1.0 million compared to an EBITDA loss of $1.7 million for 2006. The improvement in EBITDA was primarily attributable to decreases in selling, general and administrative expenses, and lower reorganization costs ($0.3 million), partially offset by a $3.0 million decline in gross margin.

Hudson Americas’ operating loss was $1.9 million for the quarter ended June 30, 2007, compared to an operating loss of $3.1 million for 2006. This improvement was due to the same factors as discussed with respect to EBITDA above as well as decreased depreciation and amortization expenses ($0.1 million) on furniture and fixtures and other intangibles.

Hudson Europe

Actions to execute the Company’s strategy in the last year have had a positive impact on Hudson Europe’s performance. The U.K. business sold two of its non-core businesses, the Scottish industrial and the office support businesses (the “U.K. divestitures”) (sold in September 2006 and January 2007, respectively), as part of the Company’s strategic goal to focus on higher margin temporary contracting and to exit lower margin non-core businesses. A gain of $2.5 million was reported in non-operating income in the first quarter of 2007 for the sale of the U.K. office support business. Also, the Hudson Netherlands reintegration business experienced significantly lower levels of revenue and gross margin as a result of changes in the relevant laws governing its services in this business.

Hudson Europe’s revenue was $125.7 million for the quarter ended June 30, 2007, up 3.0% from $122.1 million for 2006. On a constant currency basis, Hudson Europe’s 2007 revenue decreased approximately 4.7% compared to 2006. The decrease in revenue on a constant currency basis reflected a decrease in temporary contracting revenue in the U.K. (-20%), as a result of the U.K. divestitures ($6.5 million) and the decline in the Netherlands reintegration business (-22%). This was partially offset by increases from strong demand for permanent placement services in the U.K. (+14%), a robust economy and a continued strong pipeline in Belgium (+29%) for permanent placement and talent management consulting services, the Balance business (+6%) from the focus on building the higher margin temporary contracting businesses, and a strong demand for permanent placements in France (+8%) and the Central and Eastern Europe region (+28%).

Hudson Europe’s direct costs for the quarter ended June 30, 2007 were $61.3 million, a decrease of $4.5 million, or 7.0%, compared to $65.8 million for 2006. On a constant currency basis, direct costs decreased 14.1% for the second quarter of 2007 compared to 2006. The decrease was the result of lower temporary contracting costs in the U.K. (-20%), primarily due to the U.K. divestitures and the Netherlands reintegration business (-23%), partially offset by increases in temporary contractor costs for Balance (+9%) directly related to an increase in its revenue.

Hudson Europe’s gross margin for the quarter ended June 30, 2007 was $64.5 million, an increase of 14.7% or $56.2 million for 2006. Gross margin as a percentage of revenue was 51.3% for the second quarter of 2007, an increase of 5.2% from 46.1% for 2006, primarily due to the effect of the higher-margin permanent placement gross margin. On a constant currency basis, gross margin increased 6.2% for the quarter ended June 30, 2007. Hudson Europe’s largest constant currency increases were in U.K. permanent placement (+16%), Belgium (+25%), France (+7%), Central and Eastern Europe region (+29%) and Spain (+14%), partially offset by lower gross margin from U.K. temporary contracting (-20%) as a result of the U.K. divestitures and the Netherlands reintegration business (-22%). Temporary contracting margins increased to 19.8% in the second quarter of 2007 from 19.2% in 2006, reflecting the strategic actions to move towards higher margin contracting practices and the effects of the higher margin Balance temporary contracting gross margins on Hudson Europe’s total gross margin. Talent Management consulting services, specifically assessment and development services, reported their first results from the strategic roll-out of such services across a number of larger European countries from its Centre of Excellence in Belgium.

Hudson Europe’s selling, general and administrative costs were $55.3 million for the quarter ended June 30, 2007, an increase of 10.6% from $50.0 million for 2006. Selling, general and administrative expenses were 44.0% and 41.0% as a percentage of revenue for the second quarter of 2007 and 2006, respectively. On a constant currency basis, selling, general and administrative expenses increased by 2.3% in the second quarter 2007 compared to 2006. The largest increases were in the U.K. (+3%), Belgium (+14%) and Central and Eastern Europe region (+30%) from increased commissions on increased permanent placements and talent management revenue and continued investment in consultant staffing, partially offset by a decrease in the Netherlands reintegration business

(-30%) and the Nordic Region (-27%) closure of the Norway office in the third quarter of 2006. European management team costs increased slightly (+1.6%), while completing the successful implementation of a new front-office application, Talent Desk, in 11 countries in Europe and opening marketing programs to reinforce brand positioning and drive future growth.

Hudson Europe completed its 2006 reorganization program in the first quarter of 2007 and expects no further expense related to this program for the year. For the second quarters of 2007 and 2006, there were reorganization recoveries of less than $0.1 million.

Hudson Europe’s EBITDA was $10.9 million for the quarter ended June 30, 2007 compared to $8.0 million in 2006, an increase of 35.7%. EBITDA as a percentage of revenue improved to 8.7% of revenue compared to 6.6% in the second quarter of 2006. The increase in EBITDA was the result of strong performances in Belgium (+35%), the U.K. (+10%) and France (+63%), primarily from increases in permanent placement and talent management gross margin, as well as improvements in a number of countries, which reported EBITDA income in the second quarter of 2007 compared to EBITDA losses in 2006 resulting primarily from cost control measures.

Hudson Europe’s operating income was $9.2 million for the quarter ended June 30, 2007, compared to $6.3 million for the same period of 2006. On a constant currency basis, operating income for the second quarter 2007 increased by 37% compared to prior year. The improved operating income in 2007 was primarily attributable to improved gross margins and EBITDA in Belgium (+37%), the U.K. (+11%) and France (+66%), on continued strong growth from the permanent placement and talent management businesses despite increases in salary and related costs on increased commissions. A number of countries reported operating income in the quarter, compared to losses in 2006.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $116.5 million for the quarter ended June 30, 2007, an increase of 5.1% from $110.9 million for 2006. On a constant currency basis, Hudson Asia Pacific’s revenue decreased 5.6% compared to 2006. The most significant decrease in regional revenue came from temporary contracting in Australia (-9%), which was due to the strategic decision taken by the Company to withdraw from certain lower margin temporary contracting businesses. The region also experienced a decline in permanent placement revenue in Japan (-37%) due to staff turnover and consultant shortages. In contrast, reflecting both the strength of the Australian economy and the high levels of employment, Australian permanent placement revenue increased by 4.3% on a constant currency basis and 15.9% on a reported currency basis. The New Zealand business increased revenue by 0.8% on a constant currency basis, on growth in temporary contracting revenue of 3.7%. During the second quarter of 2007, the Company completed the acquisition of TKA, which had minimal effect on revenue in the quarter.

Hudson Asia Pacific’s direct costs for the quarter ended June 30, 2007 were $69.3 million, an increase of $1.9 million, or 2.8%, compared to $67.4 million for 2006. On a constant currency basis, second quarter 2007 direct costs decreased 8.5% compared to the same quarter of 2006. The decrease in direct costs was primarily due to the decrease in temporary contracting costs in Australia

(-11%) and New Zealand (-5%), as a result of the withdrawal from lower margin contracts, and decreased direct costs in

Singapore (-37%).

Hudson Asia Pacific’s gross margin for the quarter ended June 30, 2007 was $47.2 million, an increase of 8.6%, or $3.7 million, over 2006 of $43.4 million. Gross margin, as a percentage of revenue, was 40.5% for the second quarter of 2007, an increase from 39.2% in 2006. Australia’s gross margin as a percentage of revenue, increased to 36.6% in 2007 from 33.7% in 2006. On a constant currency basis, gross margin for the second quarter 2007 decreased 1.2% from the second quarter 2006. The decrease in gross margin was due primarily to decreases in permanent placement gross margin in Japan (-37%) and New Zealand (-6%) from staff shortages, partially offset by increases in permanent placement gross margin in Australia (+4%) and Hong Kong (+31%) as demand for permanent placement remained strong.

Hudson Asia Pacific’s selling, general, and administrative costs were $38.5 million for the quarter ended June 30, 2007, higher by 11.2% from $34.7 million for the same period in 2006. Selling, general and administrative expenses were 33.1% and 31.3% as a percentage of revenue for the second quarters of 2007 and 2006, respectively. This increase reflected a higher margin permanent placement mix in Australia, where selling general and administrative expenses were 1% higher as a percent of revenue, even though actual expenses in constant dollars decreased (-2%). Overall for Hudson Asia Pacific on a constant currency basis, the second quarter 2007 selling, general and administrative expenses increased by 2% compared to the same period of 2006. Selling, general and administrative costs increased in China (+72%), mainly from the acquisition of TKA in the second quarter and an increase in occupancy costs due to its relocation to larger office space, and Hong Kong due to increased commissions on higher permanent placement revenues as well as increased staff compensation costs. These increases were offset by a decrease in consultant costs in Australia (-2%) as a result of lower sales compensation costs and lower bad debt expense in Australia and New Zealand.

Hudson Asia Pacific had nominal reorganization expense in the second quarter of 2007 and under $0.2 million in 2006 and expects no further reorganization expense for the remainder of the 2007.

Hudson Asia Pacific’s EBITDA was $9.6 million for the quarter ended June 30, 2007, an increase of 2.2% from $9.4 million for 2006. EBITDA as a percentage of revenue decreased to 8.2% in the second quarter of 2007 from 8.5% for 2006, due to decreases in all countries, except Australia. Australia’s EBITDA as a percentage of revenue increased to 8.9% in 2007 from 7.1% in 2006. The increase in EBITDA was the result of improved performance in Australia (+31%), partially offset by EBITDA losses in China and Japan, compared to income in 2006, and decreases in Singapore (-38%) and Hong Kong (-23%). The results in Japan were a result of staff turnover issues resulting in decreased permanent placement gross margin, while the results in China were due to higher start-up costs from the acquisition of TKA as noted above. Lower EBITDA in Singapore was a result of higher compensation for support staff and commissions (+14%).

Hudson Asia Pacific’s operating income was $8.6 million for the quarter ended June 30, 2007, unchanged from $8.6 million for 2006. On a constant currency basis, operating income for the second quarter of 2007 decreased by 11% from the same period of 2006. Hudson Asia Pacific’s operating result for the second quarter of 2007 compared to 2006 was primarily due to the same factors as discussed in EBITDA, improved performance in Australia (+15%), partially offset by operating losses in China and Japan, compared to income in 2006, decreases in Singapore (-45%) and Hong Kong (-30%) and by higher depreciation and amortization expenses in all countries, except New Zealand.

Corporate and Other

Corporate expenses for the quarter ended June 30, 2007 were $8.2 million, an increase of 11.8% or $7.3 million for 2006. The increase in corporate expenses was primarily the result of an increase in reorganization expenses ($1.3 million) primarily from the costs of the lease recapture of the former New York offices, partially offset by a decrease in professional fees due to a reduction in special projects for audit and consulting fees.

Other non-operating income for the second quarter of 2007 was $0.4 million compared to expenses of $0.6 million for 2006, as a result of lower interest expense ($0.7 million), higher interest income ($0.5 million) and higher gains on sales of assets ($0.8 million), partially offset by higher losses on currency transactions ($0.7 million).

Provision for income taxes

The provision for income taxes for second quarter of 2007 was $4.6 million on pretax income of $8.1 million, compared with a provision of $2.6 million on pretax income of $3.9 million for 2006. The higher tax provision in the second quarter of 2007 related primarily to an increase in current foreign tax provisions in locations where there were no tax-loss carry-forwards available to offset taxable income and increased interest and penalties, and withholding taxes. In the quarters ended June 30, 2007 and 2006, the effective tax rate differed from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on U.S. and certain foreign pretax losses. This was offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Income from Continuing Operations

Income from continuing operations was $3.5 million for the second quarter of 2007, compared to $1.3 million for 2006. Basic and diluted earnings from continuing operations per share were $0.14 and $0.13, respectively, for the second quarter of 2007, compared to basic and diluted income of $0.05 per share for the second quarter of 2006. Basic average shares outstanding increased in 2007 as a result of various employee stock compensation awards that vested or were issued or granted at various times during 2006 and 2007.

Discontinued Operations

The former Highland segment comprises the Company’s discontinued operations. Loss from discontinued operations was $0.3 million for the second quarter of 2007 compared to income of $0.9 million for 2006. Basic and diluted earnings (loss) from discontinued operations per share were $(0.01) for the second quarter of 2007, compared to basic and diluted income of $0.04 per share 2006.

Net Income

Net income was $3.2 million for the second quarter of 2007, compared to a net income of $2.2 million for 2006. Basic and diluted earnings per share were $0.13 and $0.12, respectively, for the second quarter of 2007, compared to basic and diluted income of $0.09 per share in 2006.

	Six Months Ended June 30,
	2007			2006
	As Reported	Currency Translation	Constant Currency	As Reported
Revenue:
Hudson Americas	$219,419	$(5)	$219,414	$229,750
Hudson Europe	247,753	(21,262)	226,491	238,203
Hudson Asia Pacific	219,588	(17,665)	201,923	211,415

Total	686,760	(38,932)	647,828	679,368

Direct costs:
Hudson Americas	166,387	(4)	166,383	177,924
Hudson Europe	124,242	(10,956)	113,286	131,013
Hudson Asia Pacific	132,648	(11,237)	121,411	131,124

Total	423,277	(22,197)	401,080	440,061

Gross margin:
Hudson Americas	53,032	(1)	53,031	51,826
Hudson Europe	123,511	(10,306)	113,205	107,190
Hudson Asia Pacific	86,940	(6,428)	80,512	80,291

Total	$263,483	$(16,735)	$246,748	$239,307

Selling, general and administrative (a):
Hudson Americas	$56,243	$(2)	$56,241	$62,035
Hudson Europe	108,745	(9,169)	99,576	97,184
Hudson Asia Pacific	73,259	(5,036)	68,223	67,564
Corporate	12,979	—	12,979	15,100

Total	$251,226	$(14,207)	$237,019	$241,883

Operating income (loss):
Hudson Americas	$(3,891)	$—	$(3,891)	$(10,532)
Hudson Europe	12,326	(890)	11,436	10,064
Hudson Asia Pacific	13,650	(1,388)	12,262	12,575
Corporate	(14,480)	—	(14,480)	(15,413)

Total	$7,605	$(2,278)	$5,327	$(3,306)

(a)	Selling, general and administrative expenses include depreciation and amortization.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Hudson Americas

Hudson Americas’ revenue was $219.4 million for the six months ended June 30, 2007, a decrease of $10.3 million, or 4.5% compared to $229.8 million for the same period of 2006. The decrease was the result of a decline in temporary contracting services

(-5%). The decline in revenue was attributable to declines in all practice groups; IT (-13%), Financial Solutions (-13%), Legal Services (-2%), Engineering Aerospace and Defense (-13%) and Energy (-2%), except Management services (+5%), and was the result of lower contractor billings as well as management and consultant turnover.

Hudson Americas’ direct costs for the six months ended June 30, 2007 were $166.4 million, a decrease of 6.5% compared to $177.9 million for 2006. The decrease in the direct costs was directly attributable to a decrease in temporary contracting costs (-7%) from a decline in the related revenue.

Hudson Americas’ gross margin for the six months ended June 30, 2007 was $53.0 million, higher by $1.2 million, or 2.3%, from $51.8 million reported for the same period of 2006. Hudson Americas reported an increase in gross margin from temporary contracting (+3%) and a decrease in permanent placement gross margin (-5%). Gross margin, as a percentage of revenue, was 24.2% for the first six months of 2007, an increase of 1.6% from 22.6% for 2006, primarily as a result of a 1.5% increase in the temporary contracting gross margin as a percent of temporary contracting revenue, primarily from higher margins in the IT practice group. Permanent placement gross margin, as a percentage of total gross margin decreased to approximately 25.6% compared to 27.6% in 2006.

Hudson Americas’ selling, general and administrative costs were $56.2 million for the six months ended June 30, 2007, lower by 9.3% from $62.0 million for the same period in 2006. Selling, general and administrative expenses were 25.6% and 27.0% as a percentage of revenue for the first six months of 2007 and 2006, respectively. The decrease in the selling, general and administrative costs was predominantly due to decreases in sales and delivery compensation on lower commission expense as well as savings from consultant turnover (-15%), lower travel costs (-25%) on continued tight expense control measures and lower bad debt expense

(-67%). Along with the savings noted above, Hudson Americas also reported a decline in occupancy costs (-6%), due to office moves to more economical locations. In the first six months of both 2007 and 2006, selling, general and administrative expenses included $0.9 million for sales tax matters. This was part of a review of our sales tax processes. Based on current available information, the Company does not believe that there will be any expense in future periods related to prior period sales tax matters that may be considered material to its results of operations or financial condition.

Hudson Americas incurred reorganization and merger and integration costs of $0.7 million for the six months ended June 30, 2007, compared to $0.3 million for 2006. The 2007 charge relates to costs for exiting three leases in the U.S and final adjustments for employee severance on the Company’s 2006 program. No further significant reorganization expense is expected for this program.

Hudson Americas’ EBITDA loss was $1.6 million for the six months ended June 30, 2007, an improvement of $6.1 million compared to a loss of $7.7 million for 2006. The improvement in EBITDA was primarily attributable to decreases in selling, general and administrative expenses of $5.8 million, as well an increase in gross margin of $1.2 million, partially offset by a $0.4 million increase in reorganization expense.

Hudson Americas’ operating loss was $3.9 million for the six months ended June 30, 2007, compared to an operating loss of $10.5 million for 2006. This improvement was due to the same factors as discussed with respect to EBITDA above and as well as decreased depreciation and amortization expenses ($0.5 million) on furniture and fixtures and client lists.

Hudson Europe

As discussed in the review of the second quarter results, the U.K. divestitures and the changes in the Netherlands’ reintegration business significantly affected the revenue, costs, gross margins and income for Hudson Europe in the first six months of 2007, when compared to 2006.

Hudson Europe’s revenue was $247.8 million for the six months ended June 30, 2007, an increase of 4.0% from $238.2 million for the same period of 2006. On a constant currency basis, Hudson Europe’s revenue decreased approximately 5% when comparing the first six months of 2007 to 2006. The largest constant currency revenue decreases were prevalent in the U.K. (-9%) particularly the temporary contracting business (-18%), as a result of the U.K. divestitures as the Company continues to execute on its strategy of growing higher margin temporary contracting businesses, while exiting or not renewing contracts in lower-skilled lower margin businesses. The Netherlands’ reintegration business (-31%) also contributed to the revenue decrease. These decreases were partially offset by increases in Belgium (+26%) due to favorable economic conditions, the U.K. permanent placement practices (+11%), the Balance business (+7%) due to continued strong demand for temporary contracting services and France (+8%).

Hudson Europe’s direct costs for the six months ended June 30, 2007 were $124.2 million, a decrease of $6.8 million, or 5.2%, compared to $131.0 million for the comparable period of 2006. On a constant currency basis, direct costs decreased 13.5% for the first six months of 2007 in comparison to the same period of 2006. The decrease was the result of lower temporary contracting costs in the U.K. (-18%), primarily the result of the U.K. divestitures and the Netherlands’ reintegration businesses (-37%), partially offset by an increase of direct costs in Belgium (+53%) and Balance (+10%) due to strong revenue performance.

Hudson Europe’s gross margin for the six months ended June 30, 2007 was $123.5 million, an increase of 15.2% from $107.2 in the comparable period in 2006. Gross margin as a percentage of revenue was 49.9% for the first six months of 2007, an increase from 45.0% for the same period in 2006. On a constant currency basis, gross margin increased by 5.6% for the six months ended June 30, 2007 when compared to the same period in 2006. This increase was primarily due to increases in Belgium (+22%), the U.K. permanent placement practices (+14%), France (+7%), Central and Eastern Europe region (+21%), and Spain (+11%). These increases were offset by the 16% decrease in the U.K. temporary contracting as a result of the U.K. divestitures and a decrease in the Netherland reintegration business (-22%) due to changes in the relevant laws governing this business.

Hudson Europe’s selling, general and administrative costs were $108.7 million for the six months ended June 30, 2007, an increase of 11.9% from $97.2 million for the same period in 2006. Selling, general and administrative expenses were 43.9% and 40.8% as a percentage of revenue for the first six months of 2007 and 2006, respectively. On a constant currency basis, the first six months of 2007 selling, general and administrative expenses increased by 2.5% compared to the same period of 2006. The increase in 2007 selling, general and administrative costs compared to 2006 was primarily a result of increases in Belgium (+13%), primarily compensation expenses, in the U.K. (+3%), primarily from compensation for sales staff (+9%) and marketing (+24%) offset by lower occupancy costs (-14%), Central and Eastern Europe region (+24%) and Spain (+15%) from increased commissions on higher permanent placement revenues and higher support staff costs. These increases were offset by a decline in costs from the Netherland reintegration business (-28%) due to staff reductions, as well as savings in the Nordic region (-28%) primarily from the closure of the Norway office in the third quarter of 2006.

Hudson Europe’s reorganization expenses of $2.4 million for the six months ended June, 2007 compared to recoveries of less than $0.1 million in the same period of 2006. These expenses related to the costs of exiting leases in the U.K. ($2.0 million) and the Netherlands ($0.7 million), where the leased spaced exceeded the current requirements of the business, partially offset by recoveries on older reorganization programs. The Company expects no further material costs relating to its 2006 reorganization program.

Hudson Europe’s EBITDA of $15.7 million for the six months ended June 30, 2007, increased 15.6% compared to $13.6 million for the same period in 2006. The region achieved an EBITDA of 6.3 percent of revenue compared to 5.7 percent in the first six months of 2006, while maintaining European management team costs. Key EBITDA contributors included Belgium (+36%), France (+38%). A number of countries improved their results and reported EBITDA income in 2007 compared to EBITDA losses in 2006. The improved EBITDA in these regions was partially offset by a decline in the U.K. (-12%) due to approximately $2.0 million of reorganization expenses incurred for exiting leases, during the first quarter of 2007.

Hudson Europe’s operating income was $12.3 million for the six months ended June 30, 2007, compared to $10.1 million for the same period of 2006. On a constant currency basis Hudson Europe’s operating income increased approximately 14% in 2007 compared to 2006. Hudson Europe’s 2007 improvement in operating results was due to the same factors as discussed with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $219.6 million for the six months ended June 30, 2007, an increase of 3.9% from $211.4 million for the same period of 2006. On a constant currency basis, Hudson Asia Pacific’s revenue decreased approximately 4.5% comparing the first six months of 2007 to 2006. The lower revenue on a constant currency basis was due primarily to decreases in temporary contracting revenue in Australia (-9%) as a result of the strategic withdrawal from certain lower margin temporary contracting businesses as well as a decline in permanent placement revenue in Japan (-31%) from management and staff turnover as well as difficulties in attracting staff due to a limited candidate pool. This decrease was partially offset by increases from permanent placement services in Australia (+6%), temporary contracting in New Zealand (+5%), and permanent placement revenues in Hong Kong (+15%) and China (+17%) due to continued demand for these services in the respective countries. Permanent placement remained strong for the region as a whole with 3.1% growth on a constant currency basis.

Hudson Asia Pacific’s direct costs for the six months ended June 30, 2007 were $132.6 million, an increase of $1.5 million, or 1.2%, compared to $131.1 million for the same period of 2006. On a constant currency basis, direct costs decreased by 7.4% for the first six months of 2007 in comparison to 2006, as a result of a decline in temporary contracting costs in Australia (-10%) due to the decline in temporary contracting revenue for the reasons discussed above.

Hudson Asia Pacific’s gross margin for the six months ended June 30, 2007 was $86.9 million, an increase of 8.3% from $80.3 million in the comparable period of 2006. Gross margin, as a percentage of revenue, was 39.6% for the first six months of 2007, an increase from 38.0% for the same period of 2006. On a constant currency basis, gross margin was essentially flat for 2007 when compared to 2006. Gross margin growth in the period was a result of increases in Australia’s permanent placement (+6%) partially from a shift in staff being converted from temporary contractors to permanent staff, as well as a strong Australian economy. Gross margin also improved in Hong Kong (+20%) and China (+19%) due to continued strong economic conditions. These increases were partially offset by a decline in temporary contracting in Australia (-5%) due to management’s decision to exit lower margin businesses, and lower gross margin in Japan (-31%), due to staff turnover and consultant shortages.

Hudson Asia Pacific’s selling, general, and administrative costs were $73.3 million for the six months ended June 30, 2007, an increase of 8.4% from $67.6 million for the same period in 2006. Selling, general and administrative expenses were 33.4% and 32.0% as a percentage of revenue for the first six months of 2007 and 2006, respectively. On a constant currency basis, selling, general and administrative expenses increased by 1% from prior year. China experienced the largest increase in costs (+70%), due predominantly to the growth of the business in Shanghai over the prior year coupled with increased consultant and staff costs from this growth as well as larger occupancy costs from increased space requirements to accommodate growth. China also incurred costs from the May 2007 acquisition of TKA that were not present in the prior year. Costs were also higher in Hong Kong (+44%) and Singapore (+12%) from increased consultant and staff compensation costs. These increases were offset by decreases in costs in New Zealand (-10%), Australia (-2%) and Japan (-12%) from a decline in consultant and staff costs from management and staff reductions, as well as continued expense control measures in other general and administrative cost areas.

Hudson Asia Pacific had minimal reorganization expense in the first six months of 2007 and under $0.2 million in 2006 and expects no further reorganization expense for the remainder of the 2007.

Hudson Asia Pacific’s EBITDA was $15.5 million for the six months ended June 30, 2007, an increase of 10.0% or $1.4 million, from $14.1 million for the same period of 2006. EBITDA as a percentage of revenue increased to 7.1% in the first six months of 2007 from 6.7% for the same period of 2006, driven primarily by increases in Australia and New Zealand. Improvements in Australia (+34%) and New Zealand (+30%) were key contributors to the $1.4 million EBITDA increase, driven by higher gross margin as well as reduced selling, general and administrative expenses. Partially offsetting the increased performance was a decline in Japan, resulting from staffing issues, China, from increased costs, and the integration of the TKA acquisition resulted in both countries reporting losses compared to income in the prior year. Hong Kong (-45%) and Singapore (-19%) also reported lower EBITDA due to increases in consultant and staff costs, as discussed above.

Hudson Asia Pacific’s operating income was $13.6 million for the six months ended June 30, 2007, an increase of 8.5% from $12.6 million for the same period of 2006. On a constant currency basis operating income decreased approximately 2%. Hudson Asia Pacific’s decrease in operating results for the first six months of 2007 was primarily due to the changes in EBITDA as previously discussed and by higher depreciation and amortization expenses in the region, primarily on the amortization of leasehold improvements.

Corporate and Other

Corporate expenses for the six months ended June 30, 2007 were $14.5 million compared to $15.4 million for the same period of 2006. The decrease in corporate expenses was primarily the result of a decrease in certain corporate-wide projects and cost control measures, partially offset by an increase of $1.2 million in reorganization expenses.

Other non-operating income of $3.2 million for the six months ended June 30, 2007 included net interest income of $0.7 million, a gain on the sale of the U.K. office support practice group of $2.5 million and other gains on dispositions of $0.8 million, compared to $0.1 million of non-operating expense in 2006.

Provision for income taxes

The provision for income taxes for the six months ended June 30, 2007 was $7.0 million on pretax income of $10.8 million, compared with a provision of $4.0 million on a pretax loss of $3.4 million for the same period of 2006. The higher tax provision in the first six months of 2007 related primarily to an increase in current and deferred foreign tax expense in locations where there were no tax-loss carry-forwards available to offset taxable income, including a gain of $2.5 million on the sale of the office support practice group in the U.K. included in other non-operating income and increased interest and penalties and withholding taxes. In the six month periods ended June 30, 2007 and 2006, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on U.S. and certain foreign pretax losses. This is offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Income from Continuing Operations

Income from continuing operations was $3.8 million for the first six months of 2007, compared to a loss of $7.4 million for 2006. Basic and diluted earnings from continuing operations per share were $0.15 for the first six months of 2007, compared to basic and diluted loss of $0.31 per share for the first six months of 2006. Basic average shares outstanding increased in 2007 as a result of various employee stock compensation awards that vested or were issued or granted at various times during 2006 and 2007. For 2006, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Discontinued Operations

The former Highland segment comprises the Company’s discontinued operations. Loss from discontinued operations was $0.2 million for the first six months of 2007 compared to income of $1.5 million for 2006. Basic and diluted earnings (loss) from discontinued operations per share were $(0.01) for the first six months of 2007, compared to basic and diluted income of $0.07 per share for the first six months of 2006.

Net Income

Net income was $3.6 million for the first six months of 2007, compared to a net loss of $5.9 million for 2006. Basic and diluted earnings per share were $0.14 for the first six months of 2007, compared to basic and diluted loss of $0.24 per share in 2006. For the first six months of 2006 dilutive earnings per share calculations do not differ from basic earnings per share because the effects of approximately 972,000 of potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Liquidity and Capital Resources

The Company’s ongoing liquidity needs arise primarily from funding working capital requirements, capital expenditures and periodic payments for past and current acquisitions.

The Company had a senior secured credit facility for up to $75.0 million with Wells Fargo Foothill with a maturity date of March 31, 2009. As of June 30, 2007 there were no borrowings under the credit facility and had letters of credit issued and outstanding of approximately $10.0 million under this credit facility. Available credit for use under the credit facility as of June 30, 2007 was $59.3 million.

On July 31, 2007, the Company entered into an amended and restated senior secured credit facility with Wells Fargo Foothill with the ability to borrow up to $75.0 million (the “Credit Facility”). The Company may, subject to certain conditions, increase the maximum Credit Facility limit up to an additional $50.0 million. The maturity date of the Credit Facility is July 31, 2012. Borrowings may be made with a base rate loan having an interest rate based on the prime rate and the Leverage Ratio (as defined in the Credit Facility) or a LIBOR rate loan with an interest rate based on the LIBOR rate and the Leverage Ratio.

The Company expects to continue to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are used to support certain of the Company’s office leases, its worker’s compensation policy and its finance leases. In July 2007, the Company entered into a collateral trust agreement, which replaced a letter of credit used to support the worker’s compensation policy. The estimated collateral under the collateral trust agreement is approximately $2.9 million.

The Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends; (2) requirements that the Company maintain its minimum EBITDA (as defined in the Credit Facility) and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on repurchases of the Company’s stock, investments, dispositions of assets and guarantees of indebtedness. The Credit Facility allows certain permitted investments in the aggregate amount not to exceed $25 million per year and certain permitted dispositions in the aggregate amount not to exceed $15 million per year.

The financial covenants of the Credit Facility include a minimum quarterly EBITDA for a twelve-month period and maximum capital expenditures for each fiscal year. The minimum EBITDA covenant provides that the Company’s quarterly EBITDA for a trailing twelve-month period may not be less than $25.0 million. The maximum capital expenditure covenant provides that the Company’s capital expenditures in each fiscal year may not exceed $18.0 million. The borrowing base is determined under the Credit Facility as an agreed percentage of eligible accounts receivable, less reserves. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

During the six months ended June 30, 2007, the Company generated cash in operating activities of $17.0 million compared to $2.4 million during 2006. Cash provided from operations increased in the first six months of 2007 from 2006 primarily as a result of improved income, lower cash requirements to fund working capital, primarily accounts receivable ($7.3 million) and accrued liabilities ($6.7 million).

During the six months ended June 30, 2007 and 2006, the Company used cash in investing activities of $10.5 million and $10.3 million, respectively. The use of cash in 2007 included capital expenditures of $6.4 million, the acquisition of TKA for $4.3 million and prior acquisition earn-out payments of $3.3 million, partially offset by proceeds from the sale of the U.K. office support practice group and other assets in Europe of $3.4 million. The use of cash in 2006 included $3.1 million for capital expenditures, $5.9 million in earn-out on prior acquisitions and $1.3 million for the purchase of Alder Novo.

During the six months ended June 30, 2007 and 2006, the Company generated cash from financing activities of $4.2 million and $5.8 million, respectively. The cash provided from financing was lower in the first six months of 2007 as a result of the lower net borrowing under the credit facility ($5.1 million), partially offset by lower other debt payments ($1.1 million) and increased option exercises ($2.6 million).

The Company believes that the cash and cash equivalents on hand at June 30, 2007, supplemented by availability under the Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to the Company’s management of its operating growth and working capital, fluctuations in the global economy and unemployment rates. The Company’s existing acquisition shelf registration statement to issue up to 1,350,000 shares of its common stock can provide an additional mechanism of funding acquisitions and or earn-out payments.

In July 2007, the Company made a final earn-out payment related to the June 2004 acquisition of a business in the Hudson Americas segment of $30.5 million. As of June 30, 2007, the Company determined that payment of the contingent liability was beyond a reasonable doubt and therefore added $30.5 million to the recorded value of goodwill and to other current liabilities. The Company funded the earn-out payment through additional short-term borrowings of $18.0 million and cash on hand of $12.5 million. The Company does not anticipate any material earn-out payments for the remainder of 2007 related to prior years’ acquisitions.

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

The majority of the Company’s borrowings are loans under the Credit Facility and fixed rate leases. During the six months ended June 30, 2007, the Company borrowed and repaid $233.8 million under its credit facility, which bears interest equal to the prime rate plus 0.25% or LIBOR plus 2.00%, at the Company's option. The Company’s long-term borrowings are in fixed rate capital leases for leasehold improvements. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. The Company does not trade derivative financial instruments for speculative purposes.

The Company conducts operations in various foreign countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the six months ended June 30, 2007, the Company earned approximately 81% of its gross margin outside the United States, and it collected payments in local currency and related operating expenses that were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. During the six months ended June 30, 2007, the Company had a translation gain of $3.8 million, primarily attributable to the weakening of the U.S. dollar against the British pound, the Euro and the Australian dollar.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company from time to time may enter into foreign currency forward contracts where it has determined that the exposure to foreign exchange rate risk related to specific transactions is significant enough to justify the related costs. During the six months ended June 30, 2007, no foreign currency forward contracts were entered into and, as of June 30, 2007, none were outstanding.

The Company had no derivative instruments outstanding as of June 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2007.

Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2007 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. No material change to such risk factors has occurred during the three months ended June 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company withholds shares of restricted stock from employees upon the vesting of the shares of restricted shock to satisfy employees’ income tax withholding requirements. The following table summarizes those purchases during the second quarter.

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program
April 1, through April 30, 2007	—	—	—	N/A
May 1, through May 31, 2007	2,000	$18.97	—	N/A
June 1, through June 30, 2007	633	$21.54	—	N/A

Total	2,633	$19.59	—	N/A

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Hudson Highland Group, Inc. was held on May 1, 2007. At the meeting, the following matters were submitted to a vote of the stockholders of Hudson Highland Group, Inc.:

(1)	To elect two directors to hold office until the 2008 annual meeting of stockholders and until their successors are duly elected and qualified. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Jennifer Laing	21,051,606	195,412
Jon F. Chait	20,892,881	354,137
Richard J. Stolz	21,054,332	192,686

The individuals continuing in the office of director after the annual meeting were Robert B. Dubner, John J. Haley and David G. Offensend.

(2)	To ratify the appointment of BDO Seidman, LLP as independent registered public accountants:

For	Against	Abstain	Broker Non Vote
21,223,374	21,846	1,798	0

ITEM 6.	EXHIBITS

See Exhibit Index on page 37.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC. (Registrant)

	By:	/s/ JON F. CHAIT
Jon F. Chait
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2007

	By:	/s/ MARY JANE RAYMOND
Mary Jane Raymond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 1, 2007

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
4.1	Amended and Restated Credit Agreement, dated as of July 31, 2007, by and among Hudson Highland Group, Inc. and each of its subsidiaries that are signatories thereto from time to time, as Borrowers, the lenders that are signatories thereto, as the Lenders, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated July 31, 2007 (File No. 0-50129)).

10.1	Form of Hudson Highland Group, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated May 1, 2007 (File No. 0-50129)).

10.2	Form of Hudson Highland Group, Inc. Stock Option Agreement applicable to Jon F. Chait (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated July 13, 2007 (File No. 0-50129)).

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.