Form 10-Q/A
period 2007-06-30
HUDSON HIGHLAND GROUP INC
filed 2007-11-09
CIK 1210708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

(AMENDMENT NO.1)

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (“Second Quarter Form 10-Q/A”) reflects a restatement of the Consolidated Condensed Financial Statements of Hudson Highland Group, Inc. (the “Company”) as of and for the three and six month periods ended June 30, 2007. The Company has determined that, as a result of an agreement solely among the former shareholders of JMT Financial Partners, LLC (“JMT”), a portion of the earn out payments for the acquisition of JMT that three of the former JMT shareholders reallocated to the fourth former JMT shareholder is required to be accounted for as compensation expense by the Company. Accordingly, the Company is now recording approximately $3.6 million as non cash compensation expense in the second quarter of 2007 with a corresponding increase in additional paid in capital. This restatement of the second quarter of 2007 will result in an increase of $3.6 million in the Company’s and the Hudson Americas segment’s reported expenses and an equivalent reduction in EBITDA, operating income, income from continuing operations and net income ($0.14 per basic and diluted share) for the three and six months ended June 30, 2007. The restatement does not affect the Company’s cash flows for the period. There are no further earn-out payments for JMT. Further information on the effect of the restatement on the Company’s Consolidated Condensed Financial Statements is discussed in Note 2 to the Consolidated Condensed Financial Statements included in Item 1 of Part I of this Second Quarter Form 10-Q/A.

This Second Quarter Form 10-Q/A is being filed for purposes of amending the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (“Second Quarter Form 10-Q”) of the Company, which was originally filed on August 2, 2007, and provides information about the financial results for the three and six month periods ended June 30, 2007 (as restated as described above) and 2006. The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Consolidated Financial Statements (unaudited)

•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4 - Controls and Procedures

The Company has supplemented Item 6 of Part II to include current certifications of the Company’s chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Second Quarter Form 10-Q/A.

The financial information that is included in this Second Quarter Form 10-Q/A has been corrected as part of the restatement described above. This restatement is only related to the three and six month periods ended June 30, 2007. All amounts included in this report as of and for the three and six month periods ended June 30, 2006 and as of December 31, 2006 are not affected by the restatement. No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. Information in this Second Quarter Form 10-Q/A is generally stated as of June 30, 2007 and generally does not reflect any subsequent information or events other than the restatement.

As previously disclosed in the Company’s Current Report on Form 8-K filed on November 9, 2007, the Company’s Consolidated Condensed Financial Statements for the three and six month periods ended June 30, 2007 should no longer be relied upon.

HUDSON HIGHLAND GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
Revenue	$348,861	$352,084	$686,760	$679,368
Direct costs (Note 7)	211,258	223,458	423,277	440,061

Gross margin	137,603	128,626	263,483	239,307
Selling, general and administrative expenses	124,399	119,374	243,465	233,670
Compensation on JMT acquisition	3,551	—	3,551	—
Depreciation and amortization	3,952	4,028	7,761	8,213
Business reorganization expenses	1,578	658	4,694	658
Merger and integration expenses (recoveries)	(42)	72	(42)	72

Operating income (loss)	4,165	4,494	4,054	(3,306)

Other income (expense):
Other, net	(21)	128	2,579	1,059
Interest, net	435	(760)	657	(1,152)

Income (loss) before provision for income taxes	4,579	3,862	7,290	(3,399)
Provision for income taxes	4,637	2,586	7,014	4,026

Net income (loss) from continuing operations	(58)	1,276	276	(7,425)
Net income (loss) from discontinued operations	(258)	890	(239)	1,511

Net income (loss)	$(316)	$2,166	$37	$(5,914)

Earnings (loss) per share:
Basic from continuing operations	$—	$0.05	$0.01	$(0.31)
Basic from discontinued operations	(0.01)	0.04	(0.01)	0.07

Basic	$(0.01)	$0.09	$0.00	$(0.24)

Diluted from continuing operations	$—	$0.05	$0.01	$(0.31)
Diluted from discontinued operations	(0.01)	0.04	(0.01)	0.07

Diluted	$(0.01)	$0.09	$0.00	$(0.24)

Weighted average shares outstanding:
Basic	25,247,000	24,414,000	25,084,000	24,318,000
Diluted	25,247,000	25,172,000	25,907,000	24,318,000

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS	(Restated)
Current assets:
Cash and cash equivalents	$56,727	$44,649
Accounts receivable, net	225,593	218,722
Prepaid and other	16,428	16,736

Total current assets	298,748	280,107

Intangibles, net	75,726	37,612
Property and equipment, net	28,730	28,105
Other assets	5,774	5,045

Total assets	$408,978	$350,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,981	$24,075
Accrued expenses and other current liabilities	163,088	134,043
Short-term borrowings and current portion of long-term debt	321	238
Accrued business reorganization expenses	3,805	5,077
Accrued merger and integration expenses	384	837

Total current liabilities	199,579	164,270

Other non-current liabilities	17,643	8,204
Accrued business reorganization expenses, non-current	4,305	3,409
Accrued merger and integration expenses, non-current	1,380	1,721
Long-term debt, less current portion	100	235

Total liabilities	223,007	177,839

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 25,540,213 and 24,957,732 shares, respectively	26	25
Additional paid-in capital	440,386	427,645
Accumulated deficit	(301,844)	(298,344)
Accumulated other comprehensive income—translation adjustments	47,684	43,934
Treasury stock, 18,431 and 15,798 shares, respectively	(281)	(230)

Total stockholders’ equity	185,971	173,030

	$408,978	$350,869

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
	(Restated)
Cash flows from operating activities:
Net income (loss)	$37	$(5,914)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,761	8,849
Stock-based compensation	2,808	3,442
Gain on sale of assets	(3,241)	—
(Recovery of) provision for doubtful accounts	(292)	1,939
Deferred income taxes	(559)	(887)
Compensation on JMT acquisition	3,551	—
Changes in assets and liabilities:
Increase in accounts receivable	(1,068)	(8,413)
Decrease in prepaid and other assets	616	3,330
Increase in accounts payable, accrued expenses and other liabilities	9,011	2,347
Decrease in accrued business reorganization expenses	(762)	(1,565)
Decrease in accrued merger and integration expenses	(816)	(772)

Total adjustments	17,009	8,270

Net cash provided by operating activities	17,046	2,356

Cash flows from investing activities:
Capital expenditures	(6,360)	(3,099)
Proceeds from sale of assets	3,393	—
Acquisition and investment in businesses, net of cash acquired	(7,569)	(7,231)

Net cash used in investing activities	(10,536)	(10,330)

Cash flows from financing activities:
Borrowings under credit facility	233,832	279,373
Repayments under credit facility	(233,832)	(274,292)
Issuance of common stock—Employee Stock Purchase Plan	1,132	1,318
Issuance of common stock—Long Term Incentive Plan option exercises	3,143	570
Purchase of restricted stock from employees	(51)	—
Payments on short and long-term debt	(73)	(1,186)

Net cash provided by financing activities	4,151	5,783

Effect of exchange rate changes on cash and cash equivalents	1,417	393

Net increase (decrease) in cash and cash equivalents	12,078	(1,798)
Cash and cash equivalents, beginning of period	44,649	34,108

Cash and cash equivalents, end of period	$56,727	$32,310

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$669	$1,756
Taxes	$4,644	$3,983

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total
Balance January 1, 2007	$25	$427,645	$(298,344)	$43,934	$(230)	$173,030
Cumulative effect of adoption of FIN 48	—	—	(3,537)	—	—	(3,537)
Net Loss	—	—	37	—	—	37
Other comprehensive income, translation adjustments	—	—	—	3,750	—	3,750
Issuance of shares for 401(k) plan	—	2,108	—	—	—	2,108
Issuance of shares from exercise of stock options	1	3,142	—	—	—	3,143
Issuance of shares for employee stock purchase plans	—	1,132	—	—	—	1,132
Compensation on JMT acquisition	—	3,551	—	—	—	3,551
Purchase of restricted stock from employees	—	—	—	—	(51)	(51)
Stock-based compensation	—	2,808	—	—	—	2,808

Balance June 30, 2007 (Restated)	$26	$440,386	$(301,844)	$47,684	$(281)	$185,971

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

NOTE 2 -RESTATEMENT FOR COMPENSATION ON JMT ACQUISITION

Consideration Paid to Shareholders of JMT

The Company has restated its Consolidated Condensed Financial Statements as of and for the three and six months ended June 30, 2007. The following is a description of the accounting adjustments included in the restatement of the Company’s Consolidated Condensed Financial Statements and the effect of the adjustments as of June 30, 2007 on the Consolidated Condensed Balance Sheet and on the Consolidated Condensed Statement of Operations, the Consolidated Condensed Statement of Cash Flows and the Consolidated Condensed Statement of Changes in Stockholders’ Equity for the three and six months then ended. All amounts included in this report as of and for the three and six months ended June 30, 2006 were not affected by the restatement.

The restatement reflects a $3,551 ($0.14 per basic and diluted share) decrease in the net income for the three and six months ended June 30, 2007 and an equivalent reduction in operating income, income from continuing operations and EBITDA (See Note 16). The restatement was recorded in the Hudson Americas segment.

The Company purchased JMT Financial Partners, LLC (“JMT”) on June 2, 2004 with an effective date of May 31, 2004. The purchase price for JMT was $5.3 million plus a series of contingent payments (“Earn-Out Payment or Payments”), with interim earn-out payments to be made annually based upon future minimum annual and cumulative earnings thresholds during the first three years subsequent to the purchase (the “Earn-Out Period”). In connection with the Company’s purchase of JMT, the Company considered the accounting guidance in EITF 95-8, Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination and concluded that any future Earn-Out Payments should be recorded as an adjustment of the purchase price.

The owners of JMT (collectively the “Sellers”) entered into an agreement with each other dated concurrent with the Company’s purchase of JMT (the “Members’ Letter”) intended to address matters solely relating to the partnership. The Company was not a party to the Members’ Letter and did not become aware of it until October 16, 2007. The Members’ Letter contained (a) a provision for an increasing percentage of each earn-out payment to one of the Sellers through the time of the Earn-Out Period; and (b) a provision that if any of the Sellers did not remain in employment with the Company, they would relinquish their right to 50%, 40% and 30% of the remaining earn-out payments to the remaining Sellers, not the Company, if they left in the first, second and third years, respectively, after the closing of the acquisition.

The Company has determined that, as a result of the Members’ Letter, the portion of the earn out payments for the acquisition of JMT that three of the Sellers reallocated to the fourth Seller is required to be accounted for as compensation expense by the Company. Accordingly, the Company is now recording approximately $3,551 as non-cash compensation expense in the second quarter of 2007 with a corresponding credit to additional paid in capital. The restatement does not affect the Company’s cash flows for the period. There are no further earn-out payments for JMT.

The following table presents the effect of the restatement on the previously reported Consolidated Condensed Statement of Operations for the three months ended June 30, 2007 (dollars in thousands)(unaudited):

	As reported	Adjustment	Restated
Revenue	$348,861	$—	$348,861
Direct costs	211,258	—	211,258

Gross margin	137,603	—	137,603
Selling, general and administrative expenses	124,399	—	124,399
Compensation on JMT acquisition	—	3,551	3,551
Depreciation and amortization	3,952	—	3,952
Business reorganization expenses	1,578	—	1,578
Merger and integration expenses	(42)	—	(42)

Operating income	7,716	(3,551)	4,165
Other income
Other, net	(21)	—	(21)
Interest, net	435	—	435

Income from continuing operations before income taxes	8,130	(3,551)	4,579
Income taxes	4,637	—	4,637

Income (loss) from continuing operations	3,493	(3,551)	(58)
Loss from discontinued operations	(258)	—	(258)

Net income	$3,235	($3,551)	$(316)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.14	($0.14)	($0.00)
Loss from discontinued operations	(0.01)	—	(0.01)

Net income	$0.13	($0.14)	($0.01)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.13	($0.14)	($0.00)
Loss from discontinued operations	(0.01)	0.00	(0.01)

Net income	$0.12	($0.14)	($0.01)

The following table presents the effect of the restatement on the previously reported Consolidated Condensed Statement of Operations for the six months ended June 30, 2007 (dollars in thousands)(unaudited):

	As reported	Adjustment	Restated
Revenue	$686,760	$—	$686,760
Direct costs	423,277	—	423,277

Gross margin	263,483	—	263,483
Selling, general and administrative expenses	243,465	—	243,465
Compensation on JMT acquisition	—	3,551	3,551
Depreciation and amortization	7,761	—	7,761
Business reorganization expenses	4,694	—	4,694
Merger and integration expenses	(42)	—	(42)

Operating income	7,605	(3,551)	4,054
Other income
Other, net	2,579	—	2,579
Interest, net	657	—	657

Income from continuing operations before income taxes	10,841	(3,551)	7,290
Income taxes	7,014	—	7,014

Income (loss) from continuing operations	3,827	(3,551)	276
Loss from discontinued operations	(239)	—	(239)

Net income	$3,588	$(3,551)	$37

Basic income (loss) per share:
Income (loss) from continuing operations	$0.15	$(0.14)	$0.01
Loss from discontinued operations	(0.01)	—	(0.01)

Net income	$0.14	$(0.14)	$(0.00)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.15	$(0.14)	$0.01
Loss from discontinued operations	(0.01)	0.00	(0.01)

Net income	$0.14	$(0.14)	($0.00)

The following table presents the effect of the JMT restatement on the previously reported Consolidated Balance Sheet as of June 30, 2007 (dollars in thousands) (unaudited):

	As reported	Adjustment	Restated
ASSETS
Current assets:
Cash and cash equivalents	$56,727	$—	$56,727
Accounts receivable, net	225,593	—	225,593
Prepaid and other	16,428	—	16,428

Total current assets	298,748	—	298,748
Intangibles, net	75,726	—	75,726
Property and equipment, net	28,730	—	28,730
Other assets	5,774	—	5,774

Total assets	$408,978	—	$408,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,981	$—	$31,981
Accrued expenses and other current liabilities	163,088	—	163,088
Short-term borrowings and current portion of long-term debt	321	—	321
Accrued business reorganization expenses	3,805	—	3,805
Accrued merger and integration expenses	384	—	384

Total current liabilities	199,579	—	199,579
Other non-current liabilities	17,643	—	17,643
Accrued business reorganization expenses, non-current	4,305	—	4,305
Accrued merger and integration expenses, non-current	1,380	—	1,380
Long-term debt, less current portion	100	—	100

Total liabilities	223,007	—	223,007
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	26	—	26
Additional paid-in capital	436,835	3,551	440,386
Accumulated deficit	(298,293)	(3,551)	(301,844)
Accumulated other comprehensive income-translation adjustments	47,684	—	47,684
Treasury stock	(281)	—	(281)

Total stockholder’s equity	185,971	—	185,971

	$408,978	$—	$408,978

NOTE 3 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The Company is comprised of the operations, assets and liabilities of the three Hudson regional businesses: Hudson Americas, Hudson Europe and Hudson Asia Pacific (“Hudson regional businesses” or “Hudson”). The Company sold its executive search business, Highland Partners (“Highland”), in the fourth quarter of 2006 and presents the results of Highland as a discontinued operation (see Note 6 – Discontinued Operations).

Earnings (loss) per Share

Basic earnings (loss) per share are computed by dividing the Company's income (loss) from continuing operations by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company's income (loss) from continuing operations by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the "treasury stock" method. For periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three month period ended June 30, 2007 and the six months period ended June 30, 2006, 916,000 and 972,000, respectively, outstanding stock options and other common stock equivalents were excluded from the diluted earnings per share calculation because the options’ strike prices were greater than the average share price for the quarter.

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

NOTE 3 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (Continued)

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 as of January 1, 2007 resulted in a cumulative adjustment of $3,537, which was accounted for as an increase in non-current liabilities for unrecognized tax benefits and an increase to beginning retained deficit. The cumulative effect adjustment consisted of $1,969 for income taxes related to both foreign and U.S. state and local jurisdictions, $671 of interest and $897 of penalties related to uncertain tax benefits. Accrued interest and penalties were $1,568 as of January 1, 2007. As of January 1, 2007, the Company had approximately $7,600 of unrecognized tax benefits, which if recognized in the future, would affect the annual effective income tax rate. See Note 8 – Income Taxes for further information regarding FIN 48.

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

NOTE 5 – STOCK BASED COMPENSATION

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

NOTE 6 – DISCONTINUED OPERATIONS

Effective October 1, 2006, the Company completed the sale (the “Sale”) of Highland to Heidrick & Struggles International, Inc. (“Heidrick”). Highland was a separate reportable segment of the Company. As a result of the Sale, Highland is classified as a discontinued operation in the accompanying financial statements. Heidrick also assumed certain on-going liabilities and obligations of Highland.

Reported results for the discontinued operations Highland segment by period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$—	$14,960	$—	$30,734

Gross margin	$—	$13,975	$—	$28,917

EBITDA (a)	$(101)	$1,511	$(37)	$2,796
Depreciation and amortization	—	313	—	636

Operating income (loss)	(101)	1,198	(37)	2,160
Other income (expense)	(147)	(400)	(191)	(576)
Provision for (benefit from) income taxes (b)	10	(92)	11	73

Income (loss) from discontinued operations	$(258)	$890	$(239)	$1,511

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Because of U.S. and foreign net operating loss carry-forwards (“NOLs”), the effective tax rate differs from the U.S. Federal statutory rate of 35%.

NOTE 7 – REVENUES, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	Quarter Ended June 30, 2007			Quarter Ended June 30, 2006
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$247,435	$101,426	$348,861	$261,956	$90,128	$352,084
Direct costs (1)	201,289	9,969	211,258	215,024	8,434	223,458

Gross margin	$46,146	$91,457	$137,603	$46,932	$81,694	$128,626

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$495,764	$190,996	$686,760	$511,903	$167,465	$679,368
Direct costs (1)	404,128	19,149	423,277	422,196	17,865	440,061

Gross margin	$91,636	$171,847	$263,483	$89,707	$149,600	$239,307

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent placement and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of temporary and permanent placements, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 8 – INCOME TAXES

The provision for income taxes for the six months ended June 30, 2007 was $7,014 on pretax income of $7,290, compared with a provision of $4,026 on a pretax loss of $3,399 for the same period of 2006. The higher tax provision in the first six months of 2007 related primarily to an increase in current and deferred foreign tax expense in locations where there were no tax-loss carry-forwards available to offset taxable income, including a gain of $2,458 on the sale of the office support practice group in the U.K., included in other non-operating income, and increased interest and penalties and withholding taxes. In the periods presented, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on U.S. and certain foreign pretax losses. This was offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

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

NOTE 9 – BUSINESS COMBINATIONS - ACQUISITIONS

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

In July 2007, the Company made a final earn-out payment related to the June 2004 acquisition of JMT in the Hudson Americas segment of $30,499. As of June 30, 2007, the Company determined that payment of the contingent liability was beyond a reasonable doubt and added $30,499 to the recorded value of goodwill and to other current liabilities. The Company also recorded approximately $3,551 as compensation expense and a corresponding credit to additional paid in capital in the second quarter of 2007. (See Note 2).

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

NOTE 10 – BUSINESS REORGANIZATION EXPENSES

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

NOTE 11 – FINANCIAL INSTRUMENTS

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

NOTE 12 – ACCRUED MERGER AND INTEGRATION EXPENSES

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

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

NOTE 15 – COMPREHENSIVE INCOME (RESTATED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(316)	$2,166	$37	$(5,914)
Other comprehensive income (loss)—translation adjustments	2,910	3,661	3,750	2,145

Total comprehensive income (loss)	$2,594	$5,827	$3,787	$(3,769)

NOTE 16 – SEGMENT AND GEOGRAPHIC DATA

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

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Quarter Ended June 30, 2007 (Restated)
Revenue	$106,615	$125,745	$116,501	$—	$348,861

Gross margin	$25,962	$64,488	$47,153	$—	$137,603

Business reorganization expenses (recoveries)	$(7)	$(7)	$17	$1,575	$1,578

Compensation on JMT acquisition	$3,551	$—	$—	$—	$3,551

EBITDA (loss)(a)	$(4,253)	$10,893	$9,600	$(8,123)	$8,117
Depreciation and amortization	1,180	1,714	992	66	3,952

Operating income (loss)	(5,433)	9,179	8,608	(8,189)	4,165
Interest and other income (expense), net	(50)	1,822	135	(1,493)	414

Income (loss) before income taxes	$(5,483)	$11,001	$8,743	$(9,682)	$4,579

As of June 30, 2007 (Restated)
Accounts receivable, net	$63,857	$105,999	$55,737	$—	$225,593
Long-lived assets, net of accumulated depreciation and amortization (b)	$53,532	$34,576	$12,863	$3,485	$104,456

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Quarter Ended June 30, 2006
Revenue	$119,145	$122,062	$110,877	$—	$352,084

Gross margin	$28,971	$56,225	$43,430	$—	$128,626

Business reorganization expenses (recoveries)	$250	$(57)	$152	$313	$658

EBITDA (loss)(a)	$(1,738)	$8,029	$9,389	$(7,158)	8,522
Depreciation and amortization	1,313	1,776	771	168	4,028

Operating income (loss)	(3,051)	6,253	8,618	(7,326)	4,494
Interest and other income (expense), net	708	807	(2,301)	154	(632)

Income (loss) before income taxes	$(2,343)	$7,060	$6,317	$(7,172)	$3,862

As of June 30, 2006
Accounts receivable, net	$80,565	$99,768	$52,569	$—	$232,902
Long-lived assets, net of accumulated depreciation and amortization (b)	$21,072	$32,629	$5,631	$5,456	$64,788

NOTE 16 – SEGMENT AND GEOGRAPHIC DATA (continued)

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Six Months Ended June 30, 2007 (Restated)
Revenue	$219,419	$247,753	$219,588	$—	$686,760

Gross margin	$53,032	$123,511	$86,940	$—	$263,483

Business reorganization expenses	$722	$2,440	$31	$1,501	$4,694

Compensation on JMT acquisition	$3,551	$—	$—	$—	$3,551

EBITDA (loss)(a)	$(5,113)	$15,693	$15,534	$(14,299)	$11,815
Depreciation and amortization	2,329	3,367	1,884	181	7,761

Operating income (loss)	(7,442)	12,326	13,650	(14,480)	4,054
Interest and other income (expense), net	(86)	5,492	242	(2,412)	3,236

Income (loss) before income taxes	$(7,528)	$17,818	$13,892	$(16,892)	$7,290

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Six Months Ended June 30, 2006
Revenue	$229,750	$238,203	$211,415	$—	$679,368

Gross margin	$51,826	$107,190	$80,291	$—	$239,307

Business reorganization expenses (recoveries)	$250	$(57)	$152	$313	$658

EBITDA (loss)(a)	$(7,713)	$13,579	$14,121	$(15,080)	$4,907
Depreciation and amortization	2,819	3,515	1,546	333	8,213

Operating income (loss)	(10,532)	10,064	12,575	(15,413)	(3,306)
Interest and other income (expense), net	707	1,343	(3,474)	1,331	(93)

Income (loss) before income taxes	$(9,825)	$11,407	$9,101	$(14,082)	$(3,399)

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
Quarter Ended June 30, 2007
Revenue	$105,416	$87,503	$82,935	$42,810	$28,998	$1,199	$348,861
Long-lived assets, net of accumulated depreciation and amortization (Restated) (b)(c)	$56,987	$4,830	$5,301	$29,275	$8,033	$30	$104,456

Quarter Ended June 30, 2006
Revenue	$117,985	$84,262	$85,133	$36,929	$26,615	$1,160	$352,084
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$26,486	$5,628	$4,011	$28,618	$3	$42	$64,788

Six Months Ended June 30, 2007
Revenue	$217,037	$165,082	$166,926	$80,827	$54,506	$2,382	$686,760

Six Months Ended June 30, 2006
Revenue	$227,668	$161,585	$167,375	$70,828	$49,830	$2,082	$679,368

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Comprised of property and equipment and intangibles.
(c)	Corporate assets are included in the United States.

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

As discussed in Note 4 to the consolidated condensed financial statements, effective January 1, 2007, the company adopted FASB Interpretation No. 48, Accounting for Income Taxes.

As discussed in Note 2 to the consolidated condensed financial statements, the Company has restated its consolidated condensed balance sheet as of June 30, 2007 and the consolidated condensed statement of operations, consolidated condensed statement of changes in stockholders’ equity and consolidated condensed statement of cash flows for the three and six months ended June 30, 2007, to record $3.6 million in compensation expense and a corresponding increase in additional paid in capital relating to the reallocation of earn-out payments amongst the selling shareholders in a prior acquisition by the Company.

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

July 30, 2007, except for Note 2 which is as of November 9, 2007

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated condensed financial statements and the notes thereto, included in Item 1 of this Form 10-Q/A. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see "Special Note Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements. This Management's Discussion and Analysis of Financial Condition and Results of Operations also uses the non-GAAP measure EBITDA. See Note 16 to the Consolidated Condensed Financial Statements for EBITDA segment reconciliation information.

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

Results of Operations

The following table sets forth selected financial results for the Company (dollars in thousands).

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
Revenue:
Hudson Americas	$106,615	$119,145	$219,419	$229,750
Hudson Europe	125,745	122,062	247,753	238,203
Hudson Asia Pacific	116,501	110,877	219,588	211,415

Total	$348,861	$352,084	$686,760	$679,368

Gross margin:
Hudson Americas	$25,962	$28,971	$53,032	$51,826
Hudson Europe	64,488	56,225	123,511	107,190
Hudson Asia Pacific	47,153	43,430	86,940	80,291

Total	$137,603	$128,626	$263,483	$239,307

Operating income (loss):
Hudson Americas	$(5,433)	$(3,051)	$(7,442)	$(10,532)
Hudson Europe	9,179	6,253	12,326	10,064
Hudson Asia Pacific	8,608	8,618	13,650	12,575
Corporate expenses	(8,189)	(7,326)	(14,480)	(15,413)

Total	$4,165	$4,494	$4,054	$(3,306)

Net income (loss)	$(316)	$2,166	$37	$(5,914)

Temporary Contracting Data (a):
Temporary contracting revenue:
Hudson Americas	$99,082	$110,298	$203,828	$215,076
Hudson Europe	67,986	74,404	138,827	146,655
Hudson Asia Pacific	80,367	77,254	153,109	150,172

Total	$247,435	$261,956	$495,764	$511,903

Direct costs of temporary contracting:
Hudson Americas	$79,956	$90,035	$165,112	$177,472
Hudson Europe	54,531	60,118	111,447	118,938
Hudson Asia Pacific	66,802	64,871	127,569	125,786

Total	$201,289	$215,024	$404,128	$422,196

Temporary contracting gross margin:
Hudson Americas	$19,126	$20,263	$38,716	$37,604
Hudson Europe	13,455	14,286	27,380	27,717
Hudson Asia Pacific	13,565	12,383	25,540	24,386

Total	$46,146	$46,932	$91,636	$89,707

Gross margin as a percent of revenue:
Hudson Americas	19.3%	18.4%	19.0%	17.5%
Hudson Europe	19.8%	19.2%	19.7%	18.9%
Hudson Asia Pacific	16.9%	16.0%	16.7%	16.2%

(a)	Temporary contracting revenues are a component of Hudson revenue. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company's peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

	Quarter Ended June 30,
	2007			2006
	As Reported	Currency Translation	Constant Currency	As Reported
	(Restated)
Revenue:
Hudson Americas	$106,615	$(22)	$106,593	$119,145
Hudson Europe	125,745	(9,455)	116,290	122,062
Hudson Asia Pacific	116,501	(11,871)	104,630	110,877

Total	348,861	(21,348)	327,513	352,084

Direct costs:
Hudson Americas	80,653	(5)	80,648	90,174
Hudson Europe	61,257	(4,695)	56,562	65,837
Hudson Asia Pacific	69,348	(7,612)	61,736	67,447

Total	211,258	(12,312)	198,946	223,458

Gross margin:
Hudson Americas	25,962	(17)	25,945	28,971
Hudson Europe	64,488	(4,760)	59,728	56,225
Hudson Asia Pacific	47,153	(4,259)	42,894	43,430

Total	$137,603	$(9,036)	$128,567	$128,626

Selling, general and administrative (a):
Hudson Americas	$31,444	$(20)	$31,424	$31,699
Hudson Europe	55,316	(4,149)	51,167	50,030
Hudson Asia Pacific	38,528	(3,340)	35,188	34,660
Corporate	6,614	—	6,614	7,013

Total	$131,902	$(7,509)	$124,393	$123,402

Operating income (loss):
Hudson Americas	$(5,433)	$2	$(5,431)	$(3,051)
Hudson Europe	9,179	(613)	8,566	6,253
Hudson Asia Pacific	8,608	(917)	7,691	8,618
Corporate	(8,189)	—	(8,189)	(7,326)

Total	$4,165	$(1,528)	$2,637	$4,494

(a)	Selling, general and administrative expenses include compensation on JMT acquisition and depreciation and amortization.

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

Hudson Americas’ selling, general and administrative costs were $31.4 million for the quarter ended June 30, 2007, lower by 1.0% when compared to $31.7 million for 2006. Selling, general and administrative expenses were 29.5% and 26.6% as a percentage of revenue for the second quarter of 2007 and 2006, respectively. The decrease in selling, general and administrative costs was due primarily to decreases in sales and delivery compensation costs (-12%) from lower commissions incurred on lower permanent placement revenues as well as salary savings from consultant turnover, net bad debt recoveries compared to expense in 2006, and lower travel and entertainment (-25%) due to tighter expense control policies. These decreases were offset by non-cash compensation expense of $3.6 million related to earn-out payments on the acquisition of JMT (see Note 2 to the Consolidated Condensed Financial Statements) and higher occupancy and overhead costs being absorbed by the Americas since the sale of the Company’s Highland Partners business in October 2006. In the second quarter of both 2007 and 2006, selling, general and administrative expenses included $0.9 million for sales tax matters. This was part of a review of our sales tax processes. Based on current available information, the Company does not believe that there will be any expense in future periods related to prior period sales tax matters that may be considered material to its results of operations or financial condition.

Hudson Americas’ recovered reorganization expenses of less than $0.1 million for the quarter ended June 30, 2007, compared to expense of $0.3 million for 2006. The Company completed its 2006 reorganization program in the first quarter of 2007 and expects no further significant expense for this program.

Hudson Americas’ EBITDA loss was $4.3 million for the quarter ended June 30, 2007, a decline of $2.5 million compared to an EBITDA loss of $1.7 million for 2006. The decline in EBITDA was primarily attributable to decreases in selling, general and administrative expenses, and lower reorganization costs ($0.3 million), offset by a $3.0 million decline in gross margin.

Hudson Americas’ operating loss was $5.4 million for the quarter ended June 30, 2007, compared to an operating loss of $3.1 million for 2006. This decline was due to the same factors as discussed with respect to EBITDA partially offset by decreased depreciation and amortization expenses ($0.1 million) on furniture and fixtures and other intangibles.

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

Provision for income taxes

The provision for income taxes for second quarter of 2007 was $4.6 million on pretax income of $4.6 million, compared with a provision of $2.6 million on pretax income of $3.9 million for 2006. The higher tax provision in the second quarter of 2007 related primarily to an increase in current foreign tax provisions in locations where there were no tax-loss carry-forwards available to offset taxable income and increased interest and penalties, and withholding taxes. In the quarters ended June 30, 2007 and 2006, the effective tax rate differed from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on U.S. and certain foreign pretax losses. This was offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Income (Loss) from Continuing Operations

Loss from continuing operations was $0.1 million for the second quarter of 2007, compared to income of $1.3 million for 2006. Basic and diluted earnings from continuing operations per share were $0.00 for the second quarter of 2007, compared to basic and diluted income of $0.05 per share for the second quarter of 2006. Basic average shares outstanding increased in 2007 as a result of various employee stock compensation awards that vested or were issued or granted at various times during 2006 and 2007.

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

Net Income (loss)

Net loss was $0.3 million for the second quarter of 2007, compared to a net income of $2.2 million for 2006. Basic and diluted loss per share were $0.01, for the second quarter of 2007, compared to basic and diluted income of $0.09 per share in 2006. For the three months ended June 30, 2007, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of approximately 916,000 shares of potential common stock were antidilutive and therefore not included in the calculation of dilutive earnings per share.

	Six Months Ended June 30,
	2007			2006
	As Reported	Currency Translation	Constant Currency	As Reported
Revenue:
Hudson Americas	$219,419	$(5)	$219,414	$229,750
Hudson Europe	247,753	(21,262)	226,491	238,203
Hudson Asia Pacific	219,588	(17,665)	201,923	211,415

Total	686,760	(38,932)	647,828	679,368

Direct costs:
Hudson Americas	166,387	(4)	166,383	177,924
Hudson Europe	124,242	(10,956)	113,286	131,013
Hudson Asia Pacific	132,648	(11,237)	121,411	131,124

Total	423,277	(22,197)	401,080	440,061

Gross margin:
Hudson Americas	53,032	(1)	53,031	51,826
Hudson Europe	123,511	(10,306)	113,205	107,190
Hudson Asia Pacific	86,940	(6,428)	80,512	80,291

Total	$263,483	$(16,735)	$246,748	$239,307

Selling, general and administrative (a):
Hudson Americas	$59,794	$(2)	$59,792	$62,035
Hudson Europe	108,745	(9,169)	99,576	97,184
Hudson Asia Pacific	73,259	(5,036)	68,223	67,564
Corporate	12,979	—	12,979	15,100

Total	$254,777	$(14,207)	$240,570	$241,883

Operating income (loss):
Hudson Americas	$(7,442)	$—	$(7,442)	$(10,532)
Hudson Europe	12,326	(890)	11,436	10,064
Hudson Asia Pacific	13,650	(1,388)	12,262	12,575
Corporate	(14,480)	—	(14,480)	(15,413)

Total	$4,054	$(2,278)	$1,776	$(3,306)

(a)	Selling, general and administrative expenses include depreciation and amortization.

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

Hudson Americas’ selling, general and administrative costs were $59.8 million for the six months ended June 30, 2007, lower by 3.6% from $62.0 million for the same period in 2006. Selling, general and administrative expenses were 27.3% and 27.0% as a percentage of revenue for the first six months of 2007 and 2006, respectively. The decrease in the selling, general and administrative costs was predominantly due to decreases in sales and delivery compensation on lower commission expense as well as savings from consultant turnover (-15%), lower travel costs (-25%) on continued tight expense control measures and lower bad debt expense

(-67%), partially offset by $3.6 million of non-cash compensation expense related to earn-out payments on the acquisition of JMT (see Note 2 to the Consolidated Condensed Financial Statements). Along with the savings noted above, Hudson Americas also reported a decline in occupancy costs (-6%), due to office moves to more economical locations. In the first six months of both 2007 and 2006, selling, general and administrative expenses included $0.9 million for sales tax matters. This was part of a review of our sales tax processes. Based on current available information, the Company does not believe that there will be any expense in future periods related to prior period sales tax matters that may be considered material to its results of operations or financial condition.

Hudson Americas incurred reorganization and merger and integration costs of $0.7 million for the six months ended June 30, 2007, compared to $0.3 million for 2006. The 2007 charge relates to costs for exiting three leases in the U.S and final adjustments for employee severance on the Company’s 2006 program. No further significant reorganization expense is expected for this program.

Hudson Americas’ EBITDA loss was $5.1 million for the six months ended June 30, 2007, an improvement of $2.6 million compared to a loss of $7.7 million for 2006. The improvement in EBITDA was primarily attributable to decreases in selling, general and administrative expenses of $2.2 million, as well an increase in gross margin of $1.2 million, partially offset by a $0.4 million increase in reorganization expense.

Hudson Americas’ operating loss was $7.4 million for the six months ended June 30, 2007, compared to an operating loss of $10.5 million for 2006. This improvement was due to the same factors as discussed with respect to EBITDA above and as well as decreased depreciation and amortization expenses ($0.5 million) on furniture and fixtures and client lists.

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

Provision for income taxes

The provision for income taxes for the six months ended June 30, 2007 was $7.0 million on pretax income of $7.3 million, compared with a provision of $4.0 million on a pretax loss of $3.4 million for the same period of 2006. The higher tax provision in the first six months of 2007 related primarily to an increase in current and deferred foreign tax expense in locations where there were no tax-loss carry-forwards available to offset taxable income, including a gain of $2.5 million on the sale of the office support practice group in the U.K. included in other non-operating income and increased interest and penalties and withholding taxes. In the six month periods ended June 30, 2007 and 2006, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on U.S. and certain foreign pretax losses. This is offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Income (Loss) from Continuing Operations

Income from continuing operations was $0.3 million for the first six months of 2007, compared to a loss of $7.4 million for 2006. Basic and diluted earnings from continuing operations per share were $0.01 for the first six months of 2007, compared to basic and diluted loss of $0.31 per share for the first six months of 2006. Basic average shares outstanding increased in 2007 as a result of various employee stock compensation awards that vested or were issued or granted at various times during 2006 and 2007. For 2006, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

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

Net Income (Loss)

The Company was breakeven for the first six months of 2007, compared to a net loss of $5.9 million for 2006. Basic and diluted loss per share were $0.00 for the first six months of 2007, compared to basic and diluted loss of $0.24 per share in 2006. For the first six months of 2006 dilutive earnings per share calculations do not differ from basic earnings per share because the effects of approximately 972,000 of potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

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

In July 2007, the Company made a final earn-out payment related to the June 2004 acquisition of a business in the Hudson Americas segment of $30.5 million. As of June 30, 2007, the Company determined that payment of the contingent liability was beyond a reasonable doubt and therefore added $30.5 million to goodwill and other current liabilities. The Company funded the earn-out payment through additional short-term borrowings of $18.0 million and cash on hand of $12.5 million. The Company does not anticipate any material earn-out payments for the remainder of 2007 related to prior years’ acquisitions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Form 10-Q/A contains these types of statements, which the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

All statements other than statements of historical fact included in this Form 10-Q/A, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the Company’s history of negative cash flows and operating losses may continue, (2) the ability of clients to terminate their relationship with the Company at any time, (3) the impact of global economic fluctuations on the Company’s temporary contracting operations, (4) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (5) risks relating to the Company’s foreign operations, including foreign currency fluctuations, (6) risks and financial impact associated with acquisitions and dispositions of non-strategic assets; (7) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (8) competition in the Company’s markets and the Company’s dependence on highly skilled professionals, (9) fluctuations in the Company’s operating results from quarter to quarter, (10) restrictions imposed by blocking arrangements, (11) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (12) the Company’s dependence on key management personnel and, (13) the impact of government regulations. These forward-looking statements speak only as of the date of this Form 10-Q/A. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise. Please see “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2007 for more information.

The Company cautions that undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Form 10-Q/A. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4.	CONTROLS AND PROCEDURES

Determination of no material weakness in internal control over financial reporting. Prior to the filing of this Form 10-Q/A, and in light of the situation regarding the Members’ Letter described in Note 2 of the Notes to the Consolidated Condensed Financial Statements in this Form 10-Q/A, the Company reviewed and evaluated several of its processes and procedures. These processes and procedures included: processes for due diligence and completion of acquisitions; certifications and other representation letters related to post-closing acquisition events; and approval, oversight and related confirmations with respect to contracts, related party actions and actions that otherwise commit the Company.

The Company has determined that its normal processes, representation letters, certifications, training and reviews are sufficient and that such activities could not ordinarily prevent or detect a document such as the Members’ Letter that covers actions taken by parties who view the action as relating to circumstances prior to their association with the Company. Furthermore, the Company believes that the need to restate the accounting for the reallocation of earn-out payments in the quarter ended June 30, 2007 is not indicative of a material weakness in the related financial reporting controls, but more reflection of the complexity of the related accounting literature and the high degree of judgment required in its application. As a result, Company’s management determined that in light of the particular facts and circumstances of this situation, including it unusual nature, this situation does not constitute a material weakness in the Company’s internal control over financial reporting for any of the relevant periods.

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

The exhibits listed in the accompanying index are filed as part of this Quarterly Report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC. (Registrant)

	By:	/s/ JON F. CHAIT
Jon F. Chait
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2007

	By:	/s/ MARY JANE RAYMOND
Mary Jane Raymond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 9, 2007

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q/A

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