Form 10-Q
period 2007-09-30
HUDSON HIGHLAND GROUP INC
filed 2007-11-09
CIK 1210708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 31, 2007
Common Stock	25,577,075

HUDSON HIGHLAND GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$341,296	$341,523	$1,007,134	$999,700
Direct costs (Note 6)	205,154	215,648	610,003	637,440

Gross margin	136,142	125,875	397,131	362,260
Selling, general and administrative expenses	124,374	114,501	366,208	346,053
Compensation on JMT acquisition	—	—	3,551	—
Depreciation and amortization	3,642	3,864	11,396	12,067
Business reorganization expenses (recoveries)	(56)	2,090	4,638	2,747
Merger and integration expenses (recoveries)	(753)	14	(795)	86

Operating income	8,935	5,406	12,133	1,307
Other income (expense):
Other, net	1,096	709	3,675	1,769
Interest, net	(143)	(661)	514	(1,814)

Income before provision for income taxes	9,888	5,454	16,322	1,262
Provision for income taxes	5,721	1,994	12,478	5,782

Net income (loss) from continuing operations	4,167	3,460	3,844	(4,520)
Net income (loss) from discontinued operations	(277)	866	83	2,932

Net income (loss)	$3,890	$4,326	$3,927	$(1,588)

Earnings (loss) per share:
Basic from continuing operations	$0.16	$0.14	$0.15	$(0.19)
Basic from discontinued operations	(0.01)	0.04	0.01	0.12

Basic	$0.15	$0.18	$0.16	$(0.07)

Diluted from continuing operations	$0.16	$0.14	$0.15	$(0.19)
Diluted from discontinued operations	(0.01)	0.03	0.00	0.12

Diluted	$0.15	$0.17	$0.15	$(0.07)

Weighted average shares outstanding:
Basic	25,443,000	24,574,000	25,205,000	24,405,000
Diluted	26,058,000	25,023,000	25,958,000	24,405,000

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,874	$44,649
Accounts receivable, net	233,105	213,559
Prepaid and other	17,163	16,682
Current assets of discontinued operations	4,129	5,217

Total current assets	289,271	280,107
Intangibles, net	76,521	37,612
Property and equipment, net	29,187	28,100
Other assets	8,147	5,045
Non-current assets of discontinued operations	8	5

Total assets	$403,134	$350,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,116	$24,042
Accrued expenses and other current liabilities	131,408	132,942
Short-term borrowings and current portion of long-term debt	15,494	238
Accrued business reorganization expenses	3,483	5,077
Accrued merger and integration expenses	440	837
Current liabilities of discontinued operations	539	1,134

Total current liabilities	183,480	164,270
Other non-current liabilities	20,205	8,204
Accrued business reorganization expenses, non-current	3,763	3,409
Accrued merger and integration expenses, non-current	398	1,721
Long-term debt, less current portion	27	235

Total liabilities	207,873	177,839

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 25,594,657 and 24,957,732 shares, respectively	26	25
Additional paid-in capital	442,297	427,645
Accumulated deficit	(297,954)	(298,344)
Accumulated other comprehensive income — translation adjustments	51,193	43,934
Treasury stock, 19,662 and 15,798 shares, respectively	(301)	(230)

Total stockholders’ equity	195,261	173,030

	$403,134	$350,869

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,927	$(1,588)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,396	12,935
Stock-based compensation	4,302	4,928
Gain on sale of assets	(3,248)	(490)
(Recovery of) provision for doubtful accounts	(336)	2,487
Deferred income taxes	(897)	(1,657)
Compensation on JMT acquisition	3,551	—
Changes in assets and liabilities:
Increase in accounts receivable	(8,685)	(7,044)
Decrease in prepaid and other assets	308	4,069
Increase in accounts payable, accrued expenses and other liabilities	8,225	6,513
Decrease in accrued business reorganization expenses	(1,832)	(1,664)
Decrease in accrued merger and integration expenses	(1,752)	(1,009)

Total adjustments	11,032	19,068

Net cash provided by operating activities	14,959	17,480

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(38,068)	(10,232)
Capital expenditures	(9,241)	(4,866)
Increase in restricted cash	(2,900)	—
Proceeds from sale of assets	3,401	2,834

Net cash used in investing activities	(46,808)	(12,264)

Cash flows from financing activities:
Borrowings under credit facility	363,081	402,543
Repayments under credit facility	(347,904)	(410,932)
Issuance of common stock – Employee Stock Purchase Plan	1,148	1,318
Issuance of common stock – Long Term Incentive Plan option exercises	3,544	593
Purchase of restricted stock from employees	(71)	—
Payments on short and long-term debt	(179)	(1,833)

Net cash provided by (used in) financing activities	19,619	(8,311)
Effect of exchange rate changes on cash and cash equivalents	2,455	941

Net decrease in cash and cash equivalents	(9,775)	(2,154)
Cash and cash equivalents, beginning of period	44,649	34,108

Cash and cash equivalents, end of period	$34,874	$31,954

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$954	$2,749
Taxes	$8,640	$5,401

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total
Balance January 1, 2007	$25	$427,645	$(298,344)	$43,934	$(230)	$173,030
Cumulative effect of adoption of FIN 48	—	—	(3,537)	—	—	(3,537)
Net income	—	—	3,927	—	—	3,927
Other comprehensive income, translation adjustments	—	—	—	7,259	—	7,259
Issuance of shares for 401(k) plan	—	2,108	—	—	—	2,108
Issuance of shares from exercise of stock options	1	3,543	—	—	—	3,544
Issuance of shares for employee stock purchase plan	—	1,148	—	—	—	1,148
Compensation on JMT acquisition	—	3,551	—	—	—	3,551
Purchase of restricted stock from employees	—	—	—	—	(71)	(71)
Stock-based compensation	—	4,302	—	—	—	4,302

Balance September 30, 2007	$26	$442,297	$(297,954)	$51,193	$(301)	$195,261

See accompanying notes to consolidated condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 1 - INTERIM CONSOLIDATED CONDENSED QUARTERLY FINANCIAL STATEMENTS

These interim consolidated condensed quarterly financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated audited financial statements and related notes of Hudson Highland Group, Inc. and its subsidiaries (the “Company”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

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

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing the Company’s income (loss) from continuing operations by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s income (loss) from continuing operations by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the nine months ended September 30, 2006, 798,000 outstanding stock options and other common stock equivalents were excluded from the diluted earnings per share calculation because the options and other common stock equivalents’ strike prices were greater than the average share price for the quarter.

Description of Reporting Segments

The Company provides professional staffing services on a permanent, contract and temporary basis and a range of talent management services to businesses operating in many industries. The Company is organized into three reportable segments, the Hudson regional businesses of Hudson Americas, Hudson Europe, and Hudson Asia Pacific, which constituted approximately 20%, 47%, and 33% of the Company’s gross margin, respectively, for the nine months ended September 30, 2007.

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

Consideration Paid to Shareholders of JMT

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

The owners of JMT (collectively the “Sellers”) entered into an agreement with each other dated concurrent with the Company’s purchase of JMT (the “Members’ Letter”) intended to address matters solely related to the partnership. The Company was not a party to the Members’ Letter and did not become aware of it until October 16, 2007. The Members’ Letter contained (a) a provision for an increasing percentage of each earn-out payment to one of the Sellers through the Earn-Out Period; and (b) a provision that if any of the Sellers did not remain in employment with the Company, they would relinquish their right to 50%, 40% and 30% of the remaining earn-out payments to the remaining Sellers, not the Company, if they left in the first, second and third years, respectively, after the closing of the acquisition.

The Company determined that, as a result of the Members’ Letter, the portion of the earn-out payments for the acquisition of JMT that three of the Sellers reallocated to the fourth Seller was required to be accounted for as compensation expense by the Company. Accordingly, the Company recorded approximately $3,551 as non-cash compensation expense in the second quarter of 2007 with a corresponding credit to additional paid in capital. The restatement did not affect the Company’s cash flows for the period. There are no further earn-out payments for JMT.

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

Hudson Americas operates from 37 offices in 2 countries, with 97% of its third quarter 2007 gross margin generated in the United States. Hudson Europe operates from 44 offices in 16 countries, with 57% of its third quarter 2007 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 26 offices in 6 countries, with 63% of its third quarter 2007 gross margin coming from Australia.

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The statement is effective in the fiscal first quarter of 2008 and the Company expects to adopt the statement at that time. The Company believes that the adoption of SFAS 157 will not have a material effect on its results of operations or financial position.

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

NOTE 4 - STOCK BASED COMPENSATION

The Company accounts for stock based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. All employee stock option grants have been reflected as an expense in prior periods or will be expensed over the related remaining stock option vesting period based on the estimated fair value at the date the options are granted. The Company recognized expenses of $1,260 and $1,158 in the third quarters of 2007 and 2006, respectively, and $3,589 and $3,872 in the first nine months of 2007 and 2006, respectively, for stock option and employee stock purchase plans. These expenses are included in selling, general and administrative expenses. The Company also recognized expenses in discontinued operations of $173 and $34 in the first nine months and third quarter of 2006, respectively, for the stock option and employee stock purchase plans related to the discontinued operations of Highland. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows, rather than as an operating cash flow as in prior periods. The Company recognized a current tax benefit of $60 and $389 for the third quarters of 2007 and 2006, respectively, and $142 and $389 in the first nine months of 2007 and 2006, respectively, in certain foreign jurisdictions where the Company had taxable income. As of September 30, 2007, there was approximately $5.2 million of compensation expense that has yet to be recognized related to non-vested stock-based awards. This expense is expected to be recognized over a weighted-average period of 2.6 years. All share issuances related to stock compensation plans are issued from unissued shares of stockholder approved compensation plans.

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

The following were the assumptions used to determine the fair value of options granted and the details of option activity as of and for the respective periods:

	Quarter and Nine Months Ended September 30,
	2007	2006
Risk free interest rate	4.7%	4.4%
Volatility	75.0%	55.0%
Expected life (years)	5.0	5.0
Dividends	0.0%	0.0%
Intrinsic value of vested stock options	$5,724	$2,503

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average fair value of options granted during the period	$—	$4.71	$10.77	$7.72
Options granted in the period	—	73,000	374,000	435,500
Intrinsic value of options exercised in the period	$464	$13	$3,395	$713
Options exercised in the period	55,150	4,250	389,085	82,375

The Company also expensed $234 and $295 in the third quarters of 2007 and 2006, respectively, and $713 and $883 in the first nine months of 2007 and 2006, respectively, related to restricted stock issuances.

NOTE 5 - DISCONTINUED OPERATIONS

On October 2, 2007, certain of the Company’s subsidiaries entered into a purchase agreement to sell (the “T&I Sale”) Hudson Asia Pacific’s Australian blue-collar trade and industrial business (“T&I”) to Skilled Group Limited. The T&I Sale closed effective October 29, 2007. The Company will report a gain in the fourth quarter of 2007 on the T&I Sale of approximately $2,000 from cash proceeds of approximately $3,000. The estimated gain includes approximately $1,000 of expenses for lease abandonment, professional service fees and severance costs. The Company retained approximately $3,600 in net assets, which are included in assets and liabilities of discontinued operations, primarily accounts receivable, of T&I that the Company expects to collect within 90 days of the closing of the T&I Sale.

Effective October 1, 2006, the Company completed the sale (the “Highland Sale”) of Highland to Heidrick & Struggles International, Inc.

As the result of the T&I Sale and the Highland Sale, the Company has designated the two business units as discontinued operations in the accompanying financial statements. T&I was part of the Hudson Asia Pacific reportable segment and Highland was a separate reportable segment of the Company. Reported results for the discontinued operations Highland segment by period were as follows:

Reported results for the discontinued operations by period were as follows:

	Quarter Ended September 30, 2007
	T&I	Highland	Total
Revenue	$10,798	$—	$10,798

Gross margin	$1,375	$—	$1,375

EBITDA (loss) (a)	$306	$(429)	$(123)
Depreciation and amortization	(6)	—	(6)

Operating income (loss)	312	(429)	(117)
Other income (expense)	—	(75)	(75)
Provision (benefit) for income taxes (b)	94	(9)	85

Income (loss) from discontinued operations	$218	$(495)	$(277)

	Quarter Ended September 30, 2006
	T&I	Highland	Total
Revenue	$10,987	$13,685	$24,672

Gross margin	$1,775	$12,845	$14,620

EBITDA (a)	$748	$1,015	$1,763
Depreciation and amortization	4	218	222

Operating income	744	797	1,541
Other income (expense)	—	(457)	(457)
Provision (benefit) for income taxes (b)	224	(6)	218

Income from discontinued operations	$520	$346	$866

	Nine Months Ended September 30, 2007
	T&I	Highland	Total
Revenue	$31,720	$—	$31,720

Gross margin	$3,869	$—	$3,869

EBITDA (loss) (a)	$1,169	$(466)	$703
Depreciation and amortization	1	—	1

Operating income (loss)	1,168	(466)	702
Other income (expense)	—	(266)	(266)
Provision for income taxes (b)	351	2	353

Income (loss) from discontinued operations	$817	$(734)	$83

	Nine Months Ended September 30, 2006
	T&I	Highland	Total
Revenue	$32,178	$44,419	$76,597

Gross margin	$4,697	$41,762	$46,459

EBITDA (a)	$1,551	$3,811	$5,362
Depreciation and amortization	14	854	868

Operating income	1,537	2,957	4,494
Other income (expense)	—	(1,033)	(1,033)
Provision for income taxes (b)	462	67	529

Income from discontinued operations	$1,075	$1,857	$2,932

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Because of U.S. and foreign net operating loss carry-forwards (“NOLs”), the effective tax rate differs from the U.S. Federal statutory rate of 35% for Highland.

Reported assets and liabilities for the discontinued T&I operations were as follows:

	September 30, 2007 T&I	December 30, 2006 T&I
Assets – discontinued operations
Accounts receivable, net	$4,039	$5,163
Other current assets	90	54

Current assets of discontinued operations	$4,129	$5,217

Property and equipment	$8	$5

Non-current assets of discontinued operations	$8	$5

Total assets of discontinued operations	$4,137	$5,222

Liabilities – discontinued operations
Accounts payable	$5	$33
Accrued and other liabilities	534	1,101

Total liabilities of discontinued operations	$539	$1,134

NOTE 6 - REVENUES, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	Quarter Ended September 30, 2007			Quarter Ended September 30, 2006
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$244,800	$96,496	$341,296	$254,720	$86,803	$341,523
Direct costs (1)	195,951	9,203	205,154	207,184	8,464	215,648

Gross margin	$48,849	$87,293	$136,142	$47,536	$78,339	$125,875

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$719,952	$287,182	$1,007,134	$746,013	$253,687	$999,700
Direct costs (1)	581,665	28,338	610,003	611,175	26,265	637,440

Gross margin	$138,287	$258,844	$397,131	$134,838	$227,422	$362,260

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent placement and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of temporary and permanent placements, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 7 - INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2007 was $12,478 on pretax income of $16,322, compared with a provision of $5,782 on a pretax income of $1,262 for the same period of 2006. The higher tax provision in the first nine months of 2007 related primarily to an increase in current and deferred foreign tax expense in locations where there were no tax-loss carry-forwards available to offset taxable income, including a gain of $2,458 on the sale of the office support practice group in the U.K., included in other non-operating income, increased interest under FIN 48 and withholding taxes. In the periods presented, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on U.S. and certain foreign pretax losses. This was offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company’s financial statements and totaled $513 for the nine months ended September 30, 2007. Accrued interest and penalties were $2,088 as of September 30, 2007.

As of September 30, 2007, the Company had $7,995 of unrecognized tax benefits, which if recognized in the future, would affect the annual effective income tax rate. The Company expects the amount of unrecognized tax benefits will change during the next year. However, the change is not expected to have a significant effect on the results of operations or financial position.

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

NOTE 8 - BUSINESS COMBINATIONS - ACQUISITIONS

In February 2007, the Company and one of its subsidiaries entered into a purchase agreement to acquire the business assets of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd (collectively, “TKA”) for an initial investment of $1,000. On May 2, 2007, the Company completed the acquisition of TKA (the “Completion”) for consideration of $4,000, consisting of $2,500 paid in cash at or shortly after the Completion, $500 held in escrow to be payable within 90 days of the third anniversary of the Completion and $700 in notes with an interest rate of 6.18% paid in November 2007. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($45 in assets, $525 for non-contractual client relationships and other current liabilities of $596), with the excess of $5,026 allocated to goodwill, which is non-deductible for tax purposes. The purchase agreement also provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds, of up to a maximum of $8,500. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. TKA is an information technology recruitment business serving multinational clients in China, and its results have been included in the Hudson Asia Pacific segment since the Completion. Pro forma information for this acquisition is not included as it would not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2007, the Company made a final earn-out payment related to the June 2004 acquisition of JMT Financial Partners, LLC, a financial services firm, in the Hudson Americas segment of $30,499, and added this payment to the recorded value of goodwill.

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

NOTE 9 - BUSINESS REORGANIZATION EXPENSES

In the third quarter of 2006, the Company’s Board of Directors approved the 2006 reorganization program with costs for related actions in the following categories: consolidation of support functions, particularly between the Hudson Americas’ business unit and corporate; closing or reducing redundant sales functions and unprofitable offices, particularly in Hudson Americas, corporate and Europe; and programs to reduce management staffing levels in Hudson Asia Pacific. During the first nine months of 2007, the Company recorded reorganization expenses of $4,663, with a change in estimate of $61, associated with the 2006 program, primarily for the abandonment of a lease in London, the cancellation of a lease in New York City and other property leases in the U.K. and the Netherlands.

In 2002, the Company, then part of Monster Worldwide, Inc. (“Monster”), announced two reorganization initiatives: the Second Quarter 2002 Plan for the streamlining of operations, lowering its cost structure, integrating businesses previously acquired and improving return on capital and the Fourth Quarter 2002 Plan to separate from Monster. These reorganization programs included workforce reductions, consolidation of excess facilities and offices and related write-offs, restructuring of certain business functions and other special charges, primarily for exiting activities that were no longer part of the Company’s strategic plan. In 2003, the Company recorded additional charges and credits as a result of changes in estimates related to the prior actions, and as a result of further actions in 2003 to close offices and business units that did not have the size or market capacity to provide future income growth. During the first nine months of 2007, the Company recorded additional expense of $36 related to these plans.

In the following tables, amounts under the “Changes in estimate” column represent modifications to amounts charged or recovered for business reorganization expenses in the Company’s statement of operations and amounts in the “Utilization” caption are primarily the cash payments associated with the plans. A summary of plan activity by expense category for the nine months ended September 30, 2007 follows:

	December 31, 2006	Changes in estimate	Additional charges	Utilization	September 30, 2007
Consolidation of excess facilities	$6,489	$88	$4,535	$(4,186)	$6,926
Workforce reduction	1,877	(134)	87	(1,585)	245
Professional fees and other	120	21	41	(107)	75

Total	$8,486	$(25)	$4,663	$(5,878)	$7,246

A summary of plan activity by plan period for the nine months ended September 30, 2007 follows:

	December 31, 2006	Changes in estimate	Additional charges	Utilization	September 30, 2007
Second Quarter 2002 Plan	$444	$82	$—	$(448)	$78
Fourth Quarter 2002 Plan	4,631	18	—	(869)	3,780
Fourth Quarter 2003 Plan	1,069	(64)	—	(404)	601
2006 Plan	2,342	(61)	4,663	(4,157)	2,787

Total	$8,486	$(25)	$4,663	$(5,878)	$7,246

NOTE 10 - FINANCIAL INSTRUMENTS

Credit Facility

On July 31, 2007, the Company entered into an amended and restated senior secured credit facility with Wells Fargo Foothill with the ability to borrow up to $75,000 (the “Credit Facility”). The Company may, subject to certain conditions, increase the maximum Credit Facility limit up to an additional $50,000. The maturity date of the Credit Facility is July 31, 2012. Borrowings may be made with a base rate loan having an interest rate based on the prime rate and the Leverage Ratio (as defined in the Credit Facility) or a LIBOR rate loan with an interest rate based on the LIBOR rate and the Leverage Ratio. The credit facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. As of September 30, 2007, the Company had $15,177 of outstanding borrowings and had letters of credit issued and outstanding of approximately $7,128 under this credit facility. Available credit for use under the credit facility as of September 30, 2007 was $52,695.

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

Derivatives Held for Purposes Other than Trading

The Company periodically enters into forward contracts to reduce exposure to exchange rate risk related to short-term inter-company loans denominated in currencies other than the functional currency. The fair values for all derivatives are recorded in other assets or other liabilities in the consolidated condensed balance sheets. The Company did not enter into forward contracts and there were no derivatives outstanding as of and for the nine months ended September 30, 2007.

NOTE 11 - RESTRICTED CASH

During the second quarter of 2007, the Company deposited $2,900 with an independent financial institution in a restricted account for the purpose of securing its Hudson U.S. workers’ compensation obligations. These deposits are restricted cash and represent deposits that have been provided or pledged to an insurance company to cover the cost of claims in the event the Company is unable to make payment on such claims. The restrictions on these deposits may be released as workers’ compensation claims are paid or when letters of credit are issued to cover the estimated obligation. This replaces a letter of credit of $2,900 that the Company had for this purpose. This restricted cash is held in interest bearing accounts and the interest is accrued for the benefit of the Company. Restricted cash is included in other long term assets.

NOTE 12 - ACCRUED MERGER AND INTEGRATION EXPENSES

Merger and integration accruals, expenses and recoveries consist of assumed lease obligations on closed facilities from pooling-of-interests transactions completed prior to June 30, 2001. There were recoveries of $795 during 2007 that primarily related to the assignment of a lease which eliminated the Company’s obligation to make future payments.

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

Details of merger and integration activity by plan for the nine months ended September 30, 2007 follow:

	December 31, 2006	Expense (Recoveries)	Utilization	September 30, 2007
2000 Plans	$1,083	$(742)	$(303)	$38
2002 Plans	1,475	(53)	(622)	800

Total	$2,558	$(795)	$(925)	$838

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine month period ended September 30, 2007, the Company issued 134,331 shares of its common stock to satisfy its 2006 contribution liability to the 401(k) Savings Plan, with a value of $2,108 for these shares at issuance. Also during the nine month period ended September 30, 2007, the Company issued 2,776 shares of its common stock for an employee share purchase plan in the U.K. with a value of $47.

NOTE 15 - COMPREHENSIVE INCOME

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$3,890	$4,326	$3,927	$(1,588)
Other comprehensive income—translation adjustments	3,509	2,818	7,259	4,963

Total comprehensive income	$7,399	$7,144	$11,186	$3,375

NOTE 16 - SEGMENT AND GEOGRAPHIC DATA

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

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Quarter Ended September 30, 2007
Revenue	$111,405	$120,213	$109,678	$—	$341,296

Gross margin	$27,706	$60,579	$47,857	$—	$136,142

Business reorganization expenses (recoveries)	$(63)	$(2)	$(12)	$21	$(56)

EBITDA (loss)(a)	$2,045	$6,558	$10,002	$(6,028)	$12,577
Depreciation and amortization	1,018	1,553	1,023	48	3,642

Operating income (loss)	1,027	5,005	8,979	(6,076)	8,935
Interest and other income (expense), net	(15)	(1,720)	382	2,306	953

Income (loss) before income taxes	$1,012	$3,285	$9,361	$(3,770)	$9,888

As of September 30, 2007
Accounts receivable, net	$71,254	$105,844	$56,007	$—	$233,105
Long-lived assets, net of accumulated depreciation and amortization (b)	$53,670	$35,475	$13,170	$3,393	$105,708

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Quarter Ended September 30, 2006
Revenue	$117,071	$119,872	$104,580	$—	$341,523

Gross margin	$30,237	$53,523	$42,115	$—	$125,875

Business reorganization expenses	$1,221	$579	$56	$234	$2,090

EBITDA (loss)(a)	$2,573	$4,402	$9,917	$(7,622)	$9,270
Depreciation and amortization	1,130	1,819	756	159	3,864

Operating income (loss)	1,443	2,583	9,161	(7,781)	5,406
Interest and other income (expense), net	196	1,227	(2,045)	670	48

Income (loss) before income taxes	$1,639	$3,810	$7,116	$(7,111)	$5,454

As of September 30, 2006
Accounts receivable, net	$84,269	$93,674	$55,599	$—	$233,542
Long-lived assets, net of accumulated depreciation and amortization (b)	$23,427	$32,076	$5,435	$5,164	$66,102

NOTE 16 - SEGMENT AND GEOGRAPHIC DATA (continued)

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Nine Months Ended September 30, 2007
Revenue	$330,824	$367,966	$308,344	$—	$1,007,134

Gross margin	$80,738	$184,090	$132,303	$—	$397,131

Business reorganization expenses	$659	$2,438	$19	$1,522	$4,638

EBITDA (loss)(a)	$(3,068)	$22,251	$24,673	$(20,327)	$23,529
Depreciation and amortization	3,347	4,920	2,900	229	11,396

Operating income (loss)	(6,415)	17,331	21,773	(20,556)	12,133
Interest and other income (expense), net	(101)	3,772	624	(106)	4,189

Income (loss) before income taxes	$(6,516)	$21,103	$22,397	$(20,662)	$16,322

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Nine Months Ended September 30, 2006
Revenue	$346,821	$358,075	$294,804	$—	$999,700

Gross margin	$82,063	$160,713	$119,484	$—	$362,260

Business reorganization expenses	$1,470	$522	$208	$547	$2,747

EBITDA (loss)(a)	$(5,140)	$17,981	$23,235	$(22,702)	$13,374
Depreciation and amortization	3,949	5,334	2,292	492	12,067

Operating income (loss)	(9,089)	12,647	20,943	(23,194)	1,307
Interest and other income (expense), net	903	2,570	(5,519)	2,001	(45)

Income (loss) before income taxes	$(8,186)	$15,217	$15,424	$(21,193)	$1,262

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
Quarter Ended September 30, 2007
Revenue	$110,384	$77,746	$83,222	$36,991	$31,932	$1,021	$341,296
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$57,036	$5,138	$5,261	$30,214	$8,032	$27	$105,708

Quarter Ended September 30, 2006
Revenue	$115,977	$77,544	$87,111	$32,761	$27,036	$1,094	$341,523
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$28,550	$5,830	$4,291	$27,785	$(395)	$41	$66,102

Nine Months Ended September 30, 2007
Revenue	$327,421	$221,906	$250,148	$117,818	$86,438	$3,403	$1,007,134
Nine Months Ended September 30, 2006
Revenue	$343,647	$217,938	$254,486	$103,589	$76,866	$3,174	$999,700

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Comprised of property and equipment and intangibles.
(c)	Corporate assets are included in the United States.

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have reviewed the consolidated condensed balance sheet of Hudson Highland Group, Inc. as of September 30, 2007, the related consolidated condensed statements of operations for the three and nine month periods ended September 30, 2007 and 2006, the related consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2007 and 2006 and the consolidated condensed statement of changes in stockholders’ equity for the nine-month period ended September 30, 2007 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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
November 9, 2007

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

OVERVIEW

Hudson Highland Group, Inc. (the “Company” or “we”, “us” and “our”) is one of the world’s largest specialized providers of professional staffing services on a permanent, contract and temporary basis and a range of talent management services to businesses operating in many industries. We operate in many industries in over 20 countries around the world, with our largest operations being in the U.K., Australia and the U.S. We are organized into three reportable segments, the three Hudson regional businesses (“Hudson”) of Hudson Americas, Hudson Europe and Hudson Asia Pacific, which constituted approximately 20%, 47% and 33% of the Company’s gross margin, respectively, for the nine months ended September 30, 2007.

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

•

Effective October 29, 2007, we completed the sale (the “T&I” Sale) of our Trade and Industrial business in Australia for approximately $3 million. The Company will report a gain in the fourth quarter of 2007 on the T&I Sale of approximately $2 million. This transaction represented the Company’s exit from the Australian blue-collar labor market, which was no longer core to the Company’s long-term business strategy of specialized professional recruitment and talent management solutions. The Trade and Industrial business is presented as a discontinued operation in the financial statements. The sale is consistent with our strategy of exiting lower margin businesses.

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

•

We have additional non-core businesses, which total approximately 7-10 percent of our revenue at a 4-5 percent EBITDA margin, which we may sell over the next year. We believe these businesses will be attractive to the right buyer, but this process may take some time and the multiples of revenue obtained in these transactions are likely to be lower than our current trading multiples. We will continue to operate these businesses until this process is completed.

•

We completed our 2006 reorganization program during the second quarter of 2007. This program was approved by the Company’s Board of Directors in the third quarter of 2006 and was designed to reduce costs and increase the long-term profitability of the Company with actions in the following categories: consolidation of support functions, particularly between the Hudson North America business unit and corporate; closing or reducing redundant sales functions and unprofitable offices; and moves to more economical properties. In the second quarter of 2007, we incurred $1.5 million of costs associated with the cancellation of the lease on our former New York offices. We had previously expected to sublet this space for the remaining eight year term of the lease at a rate above our costs, but the property’s landlord opted for the cancellation of our obligation under the lease. The costs of $1.5 million were primarily for broker commissions for the work that had been done on the potential subtenants. The Company incurred expenses of $9.7 million from the second quarter of 2006 through the third quarter of 2007 related to the 2006 reorganization program and has also incurred $1.1 million of expenses for prior reorganization programs during that period. The Company does not expect to incur any further substantial costs related to the 2006 reorganization program, and has approximately $0.8 million in estimated cash payments that are not expected to be paid within one year.

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

Hudson Americas operates from 37 offices in 2 countries, with 97% of its third quarter 2007 gross margin generated in the United States. Hudson Europe operates from 44 offices in 16 countries, with 57% of its third quarter 2007 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 26 offices in 6 countries, with 63% of its third quarter 2007 gross margin earned in Australia.

Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional fees.

Accounting Issue

The Company previously disclosed that it was examining an accounting issue during the third quarter financial statement review relating to contingent earn out payments the Company made between 2005 to 2007 in connection with its acquisition of JMT. The Company determined that, as a result of an agreement solely among the former shareholders of JMT, a portion of the earn out payments for the acquisition of JMT that three of the former JMT shareholders reallocated to a fourth former JMT shareholder was required to be accounted for as compensation expense by the Company. Accordingly, the Company recorded approximately $3.6 million as compensation expense in the second quarter of 2007 with a corresponding credit to additional paid in capital. The restatement did not affect the Company’s cash flows for the period. There are no further earn-out payments for JMT.

Results of Operations

The following table sets forth selected financial results for the Company (dollars in thousands).

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Hudson Americas	$111,405	$117,071	$330,824	$346,821
Hudson Europe	120,213	119,872	367,966	358,075
Hudson Asia Pacific	109,678	104,580	308,344	294,804

Total	$341,296	$341,523	$1,007,134	$999,700

Gross margin:
Hudson Americas	$27,706	$30,237	$80,738	$82,063
Hudson Europe	60,579	53,523	184,090	160,713
Hudson Asia Pacific	47,857	42,115	132,303	119,484

Total	$136,142	$125,875	$397,131	$362,260

Operating income (loss):
Hudson Americas	$1,027	$1,443	$(6,415)	$(9,089)
Hudson Europe	5,005	2,583	17,331	12,647
Hudson Asia Pacific	8,979	9,161	21,773	20,943
Corporate expenses	(6,076)	(7,781)	(20,556)	(23,194)

Total	$8,935	$5,406	$12,133	$1,307

Net income (loss)	$3,890	$4,326	$3,927	$(1,588)

Temporary Contracting Data (a):
Temporary contracting revenue:
Hudson Americas	$104,918	$107,629	$308,746	$322,705
Hudson Europe	67,256	75,773	206,083	222,428
Hudson Asia Pacific	72,626	71,318	205,123	200,880

Total	244,800	254,720	719,952	746,013

Direct costs of temporary contracting:
Hudson Americas	83,279	86,287	248,391	263,759
Hudson Europe	53,326	61,430	164,773	180,368
Hudson Asia Pacific	59,346	59,467	168,501	167,048

Total	195,951	207,184	581,665	611,175

Temporary contracting gross margin:
Hudson Americas	21,639	21,342	60,355	58,946
Hudson Europe	13,930	14,343	41,310	42,060
Hudson Asia Pacific	13,280	11,851	36,622	33,832

Total	$48,849	$47,536	$138,287	$134,838

Gross margin as a percent of revenue:
Hudson Americas	20.6%	19.8%	19.5%	18.3%
Hudson Europe	20.7%	18.9%	20.0%	18.9%
Hudson Asia Pacific	18.3%	16.6%	17.9%	16.8%

(a)	Temporary contracting revenues are a component of Hudson revenue. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

	Quarter Ended September 30,
	2007			2006
	As Reported	Currency Translation	Constant Currency	As Reported
Revenue:
Hudson Americas	$111,405	$(69)	$111,336	$117,071
Hudson Europe	120,213	(8,744)	111,469	119,872
Hudson Asia Pacific	109,678	(11,525)	98,153	104,580

Total	341,296	(20,338)	320,958	341,523

Direct costs:
Hudson Americas	83,699	(11)	83,688	86,834
Hudson Europe	59,634	(4,341)	55,293	66,349
Hudson Asia Pacific	61,821	(7,105)	54,716	62,465

Total	205,154	(11,457)	193,697	215,648

Gross margin:
Hudson Americas	27,706	(58)	27,648	30,237
Hudson Europe	60,579	(4,403)	56,176	53,523
Hudson Asia Pacific	47,857	(4,420)	43,437	42,115

Total	$136,142	$(8,881)	$127,261	$125,875

Selling, general and administrative (a):
Hudson Americas	$26,752	$(61)	$26,691	$27,560
Hudson Europe	55,576	(4,035)	51,541	50,360
Hudson Asia Pacific	38,890	(3,619)	35,271	32,898
Corporate	6,798	—	6,798	7,547

Total	$128,016	$(7,715)	$120,301	$118,365

Operating income (loss):
Hudson Americas	$1,027	$3	$1,030	$1,443
Hudson Europe	5,005	(368)	4,637	2,583
Hudson Asia Pacific	8,979	(802)	8,177	9,161
Corporate	(6,076)	—	(6,076)	(7,781)

Total	$8,935	$(1,167)	$7,768	$5,406

(a)	Selling, general and administrative expenses include depreciation and amortization.

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Hudson Americas

Hudson Americas’ revenue was $111.4 million for the quarter ended September 30, 2007, a decrease of $5.7 million or 4.8% compared to $117.1 million for 2006. Revenues decreased against prior year in both temporary contracting (-3%) and permanent placement (-26%). The decline in temporary contracting revenue was from IT (-14%), Financial Solutions (-15%), Energy (-1%), and the Engineering Aerospace and Defense (-5%) practice groups. The decrease in permanent placement revenue was the result of lower billings in Management Search (-24%), Legal (-37%), Engineering Aerospace and Defense (-57%), and Financial Solutions (-29%). These decreases were offset by increased permanent placement revenue in Energy (65%) and IT (21%).

Hudson Americas’ direct costs for the quarter ended September 30, 2007 were $83.7 million compared to $86.8 million for 2006, a decrease of 3.6%. The decrease was consistent with the decrease in temporary contracting revenue discussed above and was a result of a decline in contractors on billings. Hudson Americas’ direct costs were lower in the third quarter of 2007 compared to 2006, in the IT (-19%), Financial Solutions (-18%) and Engineering, Aerospace and Defense (-2%) practice groups. This was partially offset by increases in the Legal Services (+5%) practice group.

Hudson Americas’ gross margin for the quarter ended September 30, 2007 of $27.7 million was lower by $2.5 million, or 8.4%, compared to prior year of $30.2 million. Of the $27.7 million, $21.6 million is attributable to temporary contracting and $6.1 million is attributable to permanent placement. The decrease in gross margin was primarily attributable to an increase in temporary contracting of $0.3 and a decrease in permanent placement gross margin of $2.3 million. The increase in temporary contracting was within in the Legal Services (+10%) practice group partially offset by decreases in its Energy (-11%), Financial Solutions (-7%) and Engineering Aerospace and Defense (-13%) practice groups. Temporary contracting gross margin as a percentage of revenue increased to 20.6% in the third quarter of 2007 from 19.8% in 2006. Permanent placement gross margin decreased from lower permanent placement billings in all practice groups other than the Energy and IT practice groups. Total gross margin as a percentage of revenue was 24.9% for the third quarter of 2007, a decrease of 0.9 percentage points when compared to 25.8% for 2006. This decrease in gross margin as a percentage of revenue was the result of the decrease permanent placement gross margin as a percentage of total gross margin, 21.9% in the third quarter of 2007 compared to 27.7% in 2006, a decline of 5.8 percentage points.

Hudson Americas’ selling, general and administrative costs were $26.8 million for the quarter ended September 30, 2007, lower by 2.9% when compared to $27.6 million for 2006. Selling, general and administrative expenses were 24.0% and 23.5% as a percentage of revenue for the third quarter of 2007 and 2006, respectively. The decrease in selling, general and administrative costs was due primarily to decreases in sales and delivery compensation costs (-2%) from lower commissions incurred on lower permanent placement revenues as well as salary savings from consultant turnover and lower travel and entertainment costs (-8%) due to tighter expense control policies. In the third quarter of 2007, selling, general and administrative expenses included $0.4 million resulting from the completion of the prior period sales tax review and $0.4 million related to sales tax on a specific client compared to total prior period sales tax of $0.9 million for the same period in 2006. Based on current available information, the Company does not believe that there will be any expense in future periods related to prior period sales tax matters that may be considered material to its results of operations or financial condition. In the third quarter of 2007, the Company recorded approximately $0.4 million of payroll taxes related to new IRS guidance on employee expense reimbursements.

Hudson Americas’ recovered reorganization expenses of less than $0.1 million for the quarter ended September 30, 2007, compared to expense of $1.2 million for 2006. The Company completed its 2006 reorganization program in the first quarter of 2007 and expects no further significant expense for this program.

Hudson Americas’ EBITDA was $2.0 million for the quarter ended September 30, 2007, a decrease of $0.5 million for the comparable period of 2006. The decrease in EBITDA was primarily attributable to a $2.5 decline in gross margin, partially offset by decreases in selling, general and administrative expenses.

Hudson Americas’ operating income was $1.0 million for the quarter ended September 30, 2007, compared to operating income of $1.4 million for 2006. The decrease in operating income in the current year period reflects the factors as discussed with respect to EBITDA above.

Hudson Europe

Actions to execute the Company’s strategy in the last year have had a positive impact on Hudson Europe’s performance. The U.K. business sold two of its non-core businesses, the Scottish industrial and the office support businesses (the “U.K. divestitures”), in September 2006 and January 2007, respectively, as part of the Company’s strategic goal to focus on higher margin temporary contracting and to exit lower margin non-core businesses. A gain of $2.5 million was reported in non-operating income in the first quarter of 2007 for the sale of the U.K. office support business.

Hudson Europe’s revenue was $120.2 million for the quarter ended September 30, 2007, unchanged from the prior year quarter. On a constant currency basis, Hudson Europe’s third quarter 2007 revenue decreased approximately 7.0% compared to 2006. The decrease in revenue on a constant currency basis reflected a decrease in temporary contracting revenue in the U.K. (-21%) as a result of the U.K. divestitures ($5.8 million) and a decline in the Netherlands reintegration business (-8%) that continues to be negatively impacted by changes in the relevant laws governing its services that have impacted the business since late 2005. This was partially offset by continued strong sales in Belgium (+16%) for permanent placement and talent management consulting services, strong demand for permanent placement services in the U.K. (+4%), and a strong demand for permanent placements in France (+17), Central and Eastern Europe region (+29) and the Nordic regions (+39).

Hudson Europe’s direct costs for the quarter ended September 30, 2007 were $59.6 million, a decrease of $6.7 million, or 10.1%, compared to $66.3 million for 2006. On a constant currency basis, direct costs decreased 16.7% for the third quarter of 2007 compared to 2006. The decrease followed the decrease in related revenue and was primarily the result of lower temporary contracting costs in the U.K. (-22%) reflecting the U.K. divestitures and decreases in the Netherlands reintegration business (-6%).

Hudson Europe’s gross margin for the quarter ended September 30, 2007 was $60.6 million, an increase of 13.2% from $53.5 million for 2006. Gross margin as a percentage of revenue was 50.4% for the third quarter of 2007, an increase of 5.7% from 44.7% for 2006, due to the effect of an increased percentage of permanent placement revenue within the total gross margin and an increase in temporary contracting gross margins as a percentage of revenue to 20.7% in the third quarter of 2007 from 18.9% in 2006. The temporary contracting margin increase reflected the strategic actions to move towards higher margin contracts in the U.K. and the effects of the higher Balance temporary contracting gross margins on Hudson Europe’s total gross margin. On a constant currency basis, gross margin increased 5.0% for the quarter ended September 30, 2007. Hudson Europe’s largest constant currency increases were in U.K. permanent placement (+7%), Belgium (+18%), France (+17%) and Hudson Nordic region (+54%), partially offset by lower gross margin from U.K. temporary contracting (-17%) as a result of the U.K. divestitures and decreases in the Netherlands reintegration business (-11%). Talent management consulting services, specifically assessment and development services, reported their second strong quarter of results across a number of larger European countries supported from Hudson Europe’s Centre of Excellence in Belgium.

Hudson Europe’s selling, general and administrative costs were $55.6 million for the quarter ended September 30, 2007, an increase of 10.4% from $50.4 million for 2006. Selling, general and administrative expenses were 46.2% and 42.0% as a percentage of revenue for the third quarter of 2007 and 2006, respectively. On a constant currency basis, selling, general and administrative expenses increased by 2.3% in the third quarter 2007 compared to 2006. The largest increases were in Belgium (+14%), France (+12%) and Central and Eastern Europe region (+36%) from increased commissions on increased permanent placements and talent management revenue and continued investment in consultant staffing, partially offset by a decrease in the Netherlands reintegration business (-15%).

Hudson Europe completed its 2006 reorganization program in the first quarter of 2007 and expects no further expense related to this program for the year.

Hudson Europe’s EBITDA was $6.6 million for the quarter ended September 30, 2007 compared to $4.4 million in 2006, an increase of 49.0%. EBITDA as a percentage of revenue improved to 5.5% of revenue compared to 3.7% in the third quarter of 2006. The increase in EBITDA was lead by the strong performances in the U.K. (+72%), the Nordic Region (+159%), Balance (+25%) and Belgium (+88%), primarily from increases in permanent placement and talent management gross margin.

Hudson Europe’s operating income was $5.0 million for the quarter ended September 30, 2007, compared to $2.6 million for the same period of 2006. On a constant currency basis, operating income for the third quarter 2007 increased by 80% compared to prior year. The improved operating income in 2007 was primarily attributable to improved gross margins and EBITDA in the U.K. (+76%), Nordic Region (+151%), Belgium (+88%) and Balance (+18%), on continued strong growth from the permanent placement and talent management businesses despite increases in salary and related costs on increased commissions.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $109.7 million for the quarter ended September 30, 2007, an increase of 4.9% from $104.6 million for 2006. On a constant currency basis, Hudson Asia Pacific’s revenue decreased 6.1% compared to 2006. The most significant decrease in regional revenue on a constant currency basis came from temporary contracting in Australia (-12%), which was due to the Company’s strategic decision to withdraw from certain lower margin temporary contracting businesses. The region also experienced a decline in permanent placement revenue in Japan (-50%) due to staff turnover and consultant shortages. In contrast, permanent placement revenue increased in China (+86%) from strong productivity and in Hong Kong (+61%) based on the strength of the economy and the high levels of employment. Australian permanent placement revenue increased by 1.1% on a constant currency basis. The New Zealand business had growth in temporary contracting revenue and permanent placement revenue of 2% and 3%, respectively. During the second quarter of 2007, the Company completed the acquisition of TKA, which contributed $1.1 million to the $1.6 million revenue increase (constant currency) in China in the current year quarter compared to the prior year period.

Hudson Asia Pacific’s direct costs for the quarter ended September 30, 2007 were $61.8 million, a decrease of $0.6 million, or 1.0%, compared to $62.5 million for 2006. On a constant currency basis, third quarter 2007 direct costs decreased 12.4% compared to the same quarter of 2006. The decrease in direct costs reflected the constant currency decrease in revenue and was primarily due to the decrease in temporary contracting costs in Australia (-15%) as a result of the withdrawal from lower margin contracts and decreased direct costs in Singapore (-68%) from a decrease in the number of contractors, partially offset by increases in temporary contracting costs in New Zealand (+2%).

Hudson Asia Pacific’s gross margin for the quarter ended September 30, 2007 was $47.9 million, an increase of 13.6%, or $5.7 million, over 2006 of $42.1 million. Gross margin as a percentage of revenue was 43.6% for the third quarter of 2007, an increase from 40.3% in 2006. Australia’s gross margin as a percentage of revenue, increased to 38.7% in the third quarter of 2007 from 35.5% in 2006. On a constant currency basis, gross margin for the third quarter 2007 increased 3.1% from the third quarter 2006. The increase in gross margin was due primarily to increases in permanent placement gross margin in China (+91%), primarily from the acquisition of TKA (+58%), Hong Kong (+63%), Singapore (+15%) and Australia (+1%) as demand for permanent placement in these countries remained strong, partially offset by decreases in permanent placement gross margin in Japan (-51%) from staff shortages.

Hudson Asia Pacific’s selling, general, and administrative costs were $38.9 million for the quarter ended September 30, 2007, higher by 18.2% from $32.9 million for the same period in 2006. Selling, general and administrative expenses were 35.5% and 31.5% as a percentage of revenue for the third quarters of 2007 and 2006, respectively. While selling, general and administrative expenses were 4% higher as a percent of revenue, the actual expenses in constant dollars were comparatively flat. Overall for Hudson Asia Pacific on a constant currency basis, the third quarter 2007 selling, general and administrative expenses increased by 7.2% compared to the same period of 2006. Selling, general and administrative costs increased in China (+94%), mainly from the acquisition of TKA (+50%) in the third quarter, and an increase in occupancy costs due to its relocation to larger office space, and Hong Kong (+60%) due to increased commissions on higher permanent placement revenues as well as increased staff compensation costs. These increases were offset by a decrease in Japan (-25%) from staff shortages.

Hudson Asia Pacific had nominal reorganization expenses in the third quarter of 2007 and 2006 and expects no further significant expense for these programs.

Hudson Asia Pacific’s EBITDA was $10.0 million for the quarter ended September 30, 2007, an increase of 0.9% from $9.9 million for 2006. EBITDA as a percentage of revenue decreased to 9.1% in the third quarter of 2007 from 9.5% for 2006, with increases in China and Hong Kong offset by decreases in Japan, New Zealand, Singapore and Australia. China’s EBITDA as a percentage of revenue increased to 22.3% in 2007 from 20.4% in 2006, primarily as a result the acquisition of TKA. Hong Kong’s EBITDA as a percentage of revenue increased to 27.3% from 24.5%, in 2006. The increase in EBITDA was the result of improved performance in China (+113%), primarily due to the acquisition of TKA (111%), and Hong Kong (+78%), offset by EBITDA losses in Japan compared to income in 2006. The results in Japan were a result of staff turnover issues resulting in decreased permanent placement gross margin.

Hudson Asia Pacific’s operating income was $9.0 million for the quarter ended September 30, 2007, a decrease of $0.2 million, or 2%, compared to $9.2 million in 2006. On a constant currency basis, operating income for the third quarter of 2007 decreased by 10.7% from the same period of 2006. Hudson Asia Pacific’s operating result for the third quarter of 2007 compared to 2006 was primarily due to the same factors as discussed in EBITDA; improved performances in China and New Zealand offset by operating losses in Japan.

Corporate and Other

Corporate operating expenses for the quarter ended September 30, 2007 were $6.1 million, a decrease of 21.9% compared to $7.8 million for 2006. The decrease was primarily the result of a decrease in professional fees due to a reduction in special projects for audit and consulting fees and a decrease in compensation costs due to reduced staff levels.

In the third quarter of 2007, the merger and integration expense contained a recovery of approximately $0.8 million compared to a nominal amount in the prior year. The recovery in the three months ended September 30, 2007 was the result of an assignment of a lease, which eliminated the obligation to make future payments.

Other non-operating income for the third quarter of 2007 was $1.0 million compared to expenses of less than $0.1 million for 2006, as a result of lower interest expense of $0.5 million and higher net currency gains of $0.7 million related to intercompany balances.

Provision for income taxes

The provision for income taxes for third quarter of 2007 was $5.7 million on pretax income of $9.9 million, compared with a provision of $2.0 million on pretax income of $5.5 million for 2006. The higher tax provision in the third quarter of 2007 related primarily to an increase in current foreign tax provisions in locations where there were no tax-loss carry-forwards available to offset taxable income, increased interest and penalties, and withholding taxes. In the quarters ended September 30, 2007 and 2006, the effective tax rate differed from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on U.S. and certain foreign pretax losses. This was offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Income from Continuing Operations

Income from continuing operations was $4.2 million for the third quarter of 2007, compared to $3.5 million for 2006. Basic and diluted earnings from continuing operations per share were $0.16 for the third quarter of 2007 compared to basic and diluted income earnings per share of $0.14 for the third quarter of 2006. Basic and diluted average shares outstanding increased in 2007 as a result of various employee stock compensation awards that vested or were issued or granted at various times during 2006 and 2007.

Discontinued Operations

The former Highland segment and the Trade and Industrial business in Australia comprise the Company’s discontinued operations. Loss from discontinued operations was $0.3 million for the third quarter of 2007 compared to income of $0.9 million for 2006. Basic and diluted earnings (loss) from discontinued operations per share were $(0.01) for the third quarter of 2007 compared to basic and diluted earnings per share of $0.04 and $0.03, respectively, in 2006.

Net Income

Net income was $3.9 million for the third quarter of 2007, compared to a net income of $4.3 million for 2006. Basic and diluted earnings per share were $0.15 for the third quarter of 2007 compared to basic and diluted earnings per share of $0.18 and $0.17, respectively, in 2006.

	Nine Months Ended September 30,
	2007			2006
	As Reported	Currency Translation	Constant Currency	As Reported
Revenue:
Hudson Americas	$330,824	$(74)	$330,750	$346,821
Hudson Europe	367,966	(30,006)	337,960	358,075
Hudson Asia Pacific	308,344	(27,491)	280,853	294,804

Total	1,007,134	(57,571)	949,563	999,700

Direct costs:
Hudson Americas	250,086	(15)	250,071	264,758
Hudson Europe	183,876	(15,297)	168,579	197,362
Hudson Asia Pacific	176,041	(16,848)	159,193	175,320

Total	610,003	(32,160)	577,843	637,440

Gross margin:
Hudson Americas	80,738	(59)	80,679	82,063
Hudson Europe	184,090	(14,709)	169,381	160,713
Hudson Asia Pacific	132,303	(10,643)	121,660	119,484

Total	$397,131	$(25,411)	$371,720	$362,260

Selling, general and administrative (a):
Hudson Americas	$86,546	$(63)	$86,483	$89,351
Hudson Europe	164,321	(13,204)	151,117	147,658
Hudson Asia Pacific	110,511	(8,525)	101,986	98,464
Corporate	19,777	—	19,777	22,647

Total	$381,155	$(21,792)	$359,363	$358,120

Operating income (loss):
Hudson Americas	$(6,415)	$3	$(6,412)	$(9,089)
Hudson Europe	17,331	(1,258)	16,073	12,647
Hudson Asia Pacific	21,773	(2,115)	19,658	20,943
Corporate	(20,556)	—	(20,556)	(23,194)

Total	$12,133	$(3,370)	$8,763	$1,307

(a)	Selling, general and administrative expenses includes compensation on JMT acquisition and depreciation and amortization.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Hudson Americas’ revenue was $330.8 million for the nine months ended September 30, 2007, a decrease of $16.0 million, or 4.6% compared to $346.8 million for the same period of 2006. The decrease was the result of a decline in temporary contracting services (-4%). The declines in temporary contracting revenues were in IT (-13%), Financial Solutions (-13%), Management Search
(-26%), Engineering Aerospace and Defense (-10%) and Energy (-1%). The decline in permanent placement revenues of 9.1% was attributable to the declines across all practice groups except Energy (+17%).

Hudson Americas’ direct costs for the nine months ended September 30, 2007 were $250.1 million, a decrease of 5.5% compared to $264.8 million for 2006. The decrease in the direct costs was directly attributable to a decrease in temporary contracting costs (-6%) from a decline in the related revenue.

Hudson Americas’ gross margin for the nine months ended September 30, 2007 was $80.7 million, a decrease of $1.3 million, or 1.6%, from $82.1 million reported for the same period of 2006. The overall decrease was primarily related to a $1.4 million increase in gross margin from temporary contracting services, offset by a decrease of $3.0 million in permanent placement gross margin. Temporary contracting services gross margin increased primarily from higher gross margins in the Financial Solutions, Legal and IT practice groups, and the overall temporary contracting services gross margin increased to 19.5% in the first nine months of 2007 from 18.3% in 2006. Permanent placement gross margin decreased in Management Search (-13%), Financial Solutions (-28%), and Legal (-18%). Gross margin as a percentage of revenue was 24.4% for the first nine months of 2007, an increase of 0.7 percentage points from 23.7% for 2006, primarily as a result of a 1.2 percentage point increase in the temporary contracting services gross margin as a percent of temporary contracting services revenue. Permanent placement gross margin, as a percentage of total gross margin, decreased to approximately 24.3% compared to 27.6% in 2006.

Hudson Americas’ selling, general and administrative costs were $86.6 million for the nine months ended September 30, 2007, lower by 3.1% from $89.4 million for the same period in 2006. Selling, general and administrative expenses were 26.2% and 25.8% as a percentage of revenue for the first nine months of 2007 and 2006, respectively. The decrease in the selling, general and administrative costs was predominantly due to decreases in sales and delivery compensation on lower commission expense as well as savings from consultant turnover (-11%), lower travel costs (-20%) on continued tight expense control measures and lower bad debt expense (-78%), partially offset by $3.6 million of non-cash compensation on JMT acquisition incurred in the second quarter of 2007. In the first nine months of 2007, selling, general and administrative expenses included $0.4 million resulting from the completion of the prior period sales tax review and $0.4 million related to sales tax on a specific client compared to total prior period sales tax of $0.9 million for the same period in 2006. Based on current available information, the Company does not believe that there will be any expense in future periods related to prior period sales tax matters that may be considered material to its results of operations or financial condition. In the third quarter of 2007, the Company recorded approximately $0.4 million related to new IRS guidance on employee expense reimbursements.

Hudson Americas incurred reorganization and merger and integration costs of $0.6 million for the nine months ended September 30, 2007, compared to $1.6 million for 2006. The 2007 charge relates to costs for exiting three leases in the U.S and final adjustments for employee severance on the Company’s 2006 program. No further significant reorganization expense is expected for this program.

Hudson Americas’ EBITDA loss was $3.1 million for the nine months ended September 30, 2007, an improvement of $2.1 million compared to a loss of $5.1 million for 2006. The improvement in EBITDA was primarily attributable to decreases in selling, general and administrative expenses of $2.8 million and reorganization expense of $1.0 million, partially offset by $3.6 million of compensation expense on JMT acquisition and a decrease in gross margin of $1.3.

Hudson Americas’ operating loss was $6.4 million for the nine months ended September 30, 2007, compared to an operating loss of $9.1 million for 2006. This improvement was due to the same factors as discussed with respect to EBITDA above and as well as decreased depreciation and amortization expenses ($0.6 million) on furniture and fixtures and client lists.

Hudson Europe

As discussed in the review of the third quarter results, the U.K. divestitures significantly affected the revenue, costs, gross margins and income for Hudson Europe in the first nine months of 2007, when compared to 2006.

Hudson Europe’s revenue was $368.0 million for the nine months ended September 30, 2007, an increase of 2.8% from $358.1 million for the same period of 2006. On a constant currency basis, Hudson Europe’s revenue decreased approximately 5.6% when comparing the first nine months of 2007 to 2006. The largest constant currency revenue decreases were prevalent in the U.K. (-10%), particularly the temporary contracting business (-19%), as a result of the U.K. divestitures as the Company continues to execute on its strategy of growing higher margin temporary contracting businesses, while exiting or not renewing contracts in lower-skilled, lower margin businesses. The Netherlands’ reintegration business (-30%) also contributed to the revenue decrease. These decreases were partially offset by increases in Belgium (+23%), the U.K. permanent placement practices (+9%), France (+11%), and the Balance business (+5%) due to continued strong demand for temporary contracting services.

Hudson Europe’s direct costs for the nine months ended September 30, 2007 were $183.9 million, a decrease of $13.5 million, or 6.8%, compared to $197.4 million for the comparable period of 2006. On a constant currency basis, direct costs decreased 14.6% for the first nine months of 2007 in comparison to the same period of 2006. The decrease was the result of lower temporary contracting costs in the U.K. (-19%), primarily the result of the U.K. divestitures and the Netherlands’ reintegration businesses (-31%), partially offset by an increase of direct costs in Belgium (+41%) and Balance (+5%) due to strong revenue performance.

Hudson Europe’s gross margin for the nine months ended September 30, 2007 was $184.1 million, an increase of 14.5% from $160.7 in the comparable period in 2006. Gross margin as a percentage of revenue was 50.0% for the first nine months of 2007, an increase from 44.9% for the same period in 2006. On a constant currency basis, gross margin increased by 5.4% for the nine months ended September 30, 2007 when compared to the same period in 2006. This increase was primarily due to increases in the U.K. permanent placement practices (+11%), Belgium (+21%), France (+10%), Central and Eastern Europe region (+23%), and Spain (+15%). These increases were offset by a 16% decrease in the U.K. temporary contracting gross margin as a result of the U.K. divestitures, though overall U.K. temporary contracting gross margins as a percent of revenue increased to 20.0% for the nine months ended September 30, 2007 from 18.9% in the prior period, and a decrease in the Netherland reintegration business (-28%) due to changes in the relevant laws governing this business.

Hudson Europe’s selling, general and administrative costs were $164.3 million for the nine months ended September 30, 2007, an increase of 11.3% from $147.7 million for the same period in 2006. Selling, general and administrative expenses were 44.7% and 41.2% as a percentage of revenue for the first nine months of 2007 and 2006, respectively. On a constant currency basis, the first nine months of 2007 selling, general and administrative expenses increased by 2.3% compared to the same period of 2006. The increase in selling, general and administrative costs for the first nine months of 2007 compared to 2006 was primarily a result of increases in Belgium (+16%), primarily increased compensation expenses, in the U.K. (+2%), primarily from compensation for sales staff and marketing offset by lower occupancy costs, France (+7%), and Central and Eastern Europe region (+28%) from increased commissions on higher permanent placement revenues and higher support staff costs. These increases were offset by a decline in costs from the Netherland reintegration business (-27%) due to staff reductions, as well as savings in the Nordic region (-22%) primarily from the closure of the Norway office in the third quarter of 2006.

Hudson Europe’s reorganization expenses were $2.4 million for the nine months ended September 30, 2007 compared to expenses of $0.6 million in the same period of 2006. These expenses related to the costs of exiting leases in the U.K. ($2.0 million) and the Netherlands ($0.7 million), where the leased spaced exceeded the current requirements of the business, partially offset by recoveries on older reorganization programs. The Company expects no further material costs relating to its 2006 reorganization program.

Hudson Europe’s EBITDA of $22.3 million for the nine months ended September 30, 2007, increased 23.7% compared to $18.0 million for the same period in 2006. The region achieved an EBITDA of 6.0% of revenue compared to 5.0% in the first nine months of 2006, while maintaining European management team costs. Key EBITDA contributors included Belgium (+32%) and France (+32%). A number of countries improved their results and reported EBITDA income in 2007 compared to EBITDA losses in 2006, led by the Nordic region. U.K. improved EBITDA (+1%) despite a $2.0 million reorganization expense incurred for exiting leases, during the first quarter of 2007.

Hudson Europe’s operating income was $17.3 million for the nine months ended September 30, 2007, compared to $12.6 million for the same period of 2006. On a constant currency basis Hudson Europe’s operating income increased approximately 27.1% in 2007 compared to 2006. Hudson Europe’s 2007 improvement in operating results was due to the same factors as discussed with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $308.3 million for the nine months ended September 30, 2007, an increase of 4.6% from $294.8 million for the same period of 2006. On a constant currency basis, Hudson Asia Pacific’s revenue decreased approximately 4.7% comparing the first nine months of 2007 to 2006. The lower revenue on a constant currency basis was due primarily to decreases in temporary contracting revenue in Australia (-10%) as a result of the strategic withdrawal from certain lower margin temporary contracting business as well as a decline in permanent placement revenue in Japan (-38%) from management and staff turnover and difficulties in attracting staff due to a limited candidate pool. This decrease in constant currency revenue was partially offset by increases from permanent placement services in Australia (+5%) and China (+44%), in part from the TKA acquisition (+22%), temporary contracting revenue in New Zealand (+4%), and permanent placement revenues in Hong Kong (+30%) due to continued demand for these services in the respective countries.

Hudson Asia Pacific’s direct costs for the nine months ended September 30, 2007 were $176.0 million, an increase of $0.7 million, or 0.4%, compared to $175.3 million for the same period of 2006. On a constant currency basis, direct costs decreased by 9.2% for the first nine months of 2007 in comparison to 2006, as a result of a decline in temporary contracting costs in Australia (-12%) due to the decline in temporary contracting revenue for the reasons discussed above.

Hudson Asia Pacific’s gross margin for the nine months ended September 30, 2007 was $132.3 million, an increase of 10.7% from $119.5 million in the comparable period of 2006. Gross margin, as a percentage of revenue, was 42.9% for the first nine months of 2007, an increase from 40.5% for the same period of 2006. On a constant currency basis, gross margin increased by approximately 1.8% for the first nine months of 2007 compared to 2006. Gross margin growth in the period was a result of increases in Australia’s permanent placement (+5%) partially from a shift in staff being converted from temporary contractors to permanent staff, as well as a strong Australian economy. Gross margin also improved in China (+48%), primarily from the TKA acquisition (+24%), and Hong Kong (+34%) due to continued strong economic conditions. These increases were partially offset by lower gross margin in Japan (-37%) due to staff turnover and consultant shortages and temporary contracting gross margin in Australia (-2%) due to management’s decision to exit lower margin businesses.

Hudson Asia Pacific’s selling, general, and administrative costs were $110.5 million for the nine months ended September 30, 2007, an increase of 12.2% from $98.5 million for the same period in 2006. Selling, general and administrative expenses were 35.8% and 33.4% as a percentage of revenue for the first nine months of 2007 and 2006, respectively. On a constant currency basis, selling, general and administrative expenses increased by 3.6% from prior year. China experienced the largest increase in costs (+80%), due predominantly to the growth of the business in Shanghai over the prior year coupled with increased consultant and staff costs from this growth as well as larger occupancy costs from increased space requirements to accommodate growth. China also incurred costs from the May 2007 acquisition of TKA that were not present in the prior year. Costs were also higher in Hong Kong (+49%) and Singapore (+15%) from increased consultant and staff compensation costs. These increases were offset by decreases in costs in New Zealand (-8%) and Japan (-17%) from a decline in consultant and staff costs from management and staff reductions.

Hudson Asia Pacific had minimal reorganization expense in the first nine months of 2007 and $0.2 million in 2006 and expects no further reorganization expense for these plans.

Hudson Asia Pacific’s EBITDA was $24.7 million for the nine months ended September 30, 2007, an increase of 6.2%, or $1.4 million, from $23.2 million for the same period of 2006. EBITDA as a percentage of revenue increased to 8.0% in the first nine months of 2007 from 7.9% for the same period of 2006, driven primarily by increases in Australia and New Zealand. Improvements in Australia (+20%) and New Zealand (+19%) were key contributors to the EBITDA increase, driven by higher gross margin. Partially offsetting the increased performance was a decline in Japan, resulting from staffing issues, China, from increased costs, and the integration of the TKA acquisition. Japan reported losses compared to income in the prior year period. Singapore (-10%) and Hong Kong (-6%) also reported lower EBITDA due to increases in consultant and staff costs, as discussed above.

Hudson Asia Pacific’s operating income was $21.8 million for the nine months ended September 30, 2007, an increase of 4.0% from $20.9 million for the same period of 2006. On a constant currency basis operating income decreased approximately 6.1%. Hudson Asia Pacific’s decrease in operating results for the first nine months of 2007 was primarily due to the changes in EBITDA as previously discussed and higher depreciation and amortization expenses in the region, primarily on the amortization of leasehold improvements.

Corporate and Other

Corporate operating expenses for the nine months ended September 30, 2007 were $20.6 million compared to $23.2 million for the same period of 2006. The decrease in corporate expenses was primarily the result of a decrease in certain corporate-wide projects and cost control measures, partially offset by an increase of $1.0 million in reorganization and merger and integration expenses.

Merger and integration expense was a recovery of approximately $0.8 million in the nine months ended September 30, 2007 compared to a nominal amount in the prior year period. The recovery in the nine months ended September 30, 2007 was the result of an assignment of a lease, which eliminated the obligation to make future payments.

Other non-operating income of $4.2 million for the nine months ended September 30, 2007 included net interest income of $1.3 million, a gain on the sale of the U.K. office support practice group of $2.5 million and other gains on dispositions of $0.8 million, compared to $0.1 million of non-operating expense in 2006.

Provision for income taxes

The provision for income taxes for the nine months ended September 30, 2007 was $12.5 million on pretax income of $16.3 million, compared with a provision of $5.8 million on a pretax income of $1.3 million for the same period of 2006. The higher tax provision in the first nine months of 2007 related primarily to an increase in current and deferred foreign tax expense in locations where there were no tax-loss carry-forwards available to offset taxable income, including a gain of $2.5 million on the sale of the office support practice group in the U.K. included in other non-operating income and increased interest and penalties and withholding taxes. In the nine month periods ended September 30, 2007 and 2006, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on U.S. and certain foreign pretax losses. This is offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Income from Continuing Operations

Income from continuing operations was $3.8 million for the first nine months of 2007, compared to a loss of $4.5 million for 2006. Basic and diluted earnings from continuing operations per share were $0.15, for the first nine months of 2007, compared to basic and diluted loss of $0.19 per share for the first nine months of 2006. Basic average shares outstanding increased in 2007 as a result of various employee stock compensation awards that vested or were issued or granted at various times during 2006 and 2007. For 2006, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Discontinued Operations

The former Highland segment and the Trade and Industrial business in Australia comprise the Company’s discontinued operations. Income from discontinued operations was $0.1 million for the first nine months of 2007 compared to income of $2.9 million for 2006. Basic and diluted earnings from discontinued operations per share were $0.00 for the first nine months of 2007, compared to basic and diluted income of $0.12 per share for the first nine months of 2006.

Net Income

Net income was $3.9 million for the first nine months of 2007, compared to a net loss of $1.6 million for 2006. Basic and diluted earnings per share were $0.16 and $0.15, respectively, for the first nine months of 2007, compared to basic and diluted loss of $0.07 per share in 2006. For the first nine months of 2006 dilutive earnings per share calculations do not differ from basic earnings per share because the effects of approximately 798,000 of potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

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

As of September 30, 2007 there were $15.2 million in borrowings under the credit facility and letters of credit issued and outstanding of approximately $7.1 million under the Credit Facility. Available credit for use under the Credit Facility as of September 30, 2007 was $52.7 million.

The Company expects to continue to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are used to support certain of the Company’s office leases and its finance leases. In July 2007, the Company entered into a collateral trust agreement, which replaced a letter of credit used to support the worker’s compensation policy. The estimated collateral under the collateral trust agreement is approximately $2.9 million, which was provided by the Company as a deposit and is included in other long term assets at September 30, 2007.

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

During the nine months ended September 30, 2007, the Company generated cash in operating activities of $15.0 million compared to $17.5 million during 2006. Cash provided from operations decreased in the first nine months of 2007 from 2006 primarily as a result of increased accounts receivable, and decrease in accrued business reorganization and accrued merger expenses.

During the nine months ended September 30, 2007 and 2006, the Company used cash in investing activities of $46.8 million and $12.3 million, respectively. The use of cash in the first nine months of 2007 included prior acquisition earn-out payments of $33.8 million, the acquisition of TKA for $4.3 million and capital expenditures of $9.2 million, partially offset by proceeds from the sale of the U.K. office support practice group and other assets in Europe of $3.4 million. In the second quarter of 2007, the Company used $2.9 million as a restricted cash deposit to cover U.S. workers compensation claims. The use of cash in the first nine months of 2006 included $10.2 million in earn-out on prior acquisitions and purchase of businesses and $4.9 million for capital expenditures, partially offset by $2.8 million in proceeds from the sale of assets.

During the nine months ended September 30, 2007, the Company generated cash from financing activities of $19.6 million compared to net cash used in financing activities of $8.3 million during 2006. The cash provided from financing was higher in the first nine months of 2007 as a result of the higher net borrowing under the credit facility ($23.6 million), partially offset by increased option exercises ($2.9 million) and lower other debt payments ($1.7 million).

The Company believes that the cash and cash equivalents on hand at September 30, 2007, supplemented by availability under the Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Cash generated from operating activities is subject to the Company’s management of its operating growth and working capital, fluctuations in the global economy and unemployment rates. The Company’s existing acquisition shelf registration statement to issue up to 1,350,000 shares of its common stock can provide an additional mechanism of funding acquisitions and or earn-out payments.

In July 2007, the Company made a final earn-out payment related to the June 2004 acquisition of JMT in the Hudson Americas segment of $30.5 million. The Company funded the earn-out payment through additional short-term borrowings of $18.0 million and cash on hand of $12.5 million. The Company does not anticipate any material earn-out payments for the remainder of 2007 related to prior years’ acquisitions.

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

The majority of the Company’s borrowings are loans under the Credit Facility and fixed rate leases. During the nine months ended September 30, 2007, the Company borrowed and repaid $363.1 million and $347.9 million, respectively, under its credit facility, which bears interest equal to the prime rate if at any time the Leverage Ratio is equal to or less than 3.0:1.0; or equal to the prime rate plus 0.25% if at any time the Leverage Ratio is greater than 3.0:1.0; or LIBOR plus 1.50% if at any time the Leverage Ratio is equal to or less than 3.0:1.0; or LIBOR plus 1.75% if at any time the Leverage Ratio is greater than 3.0:1.0. The Leverage Ratio is defined as of any date of determination the Maximum Revolver Amount as of such date divided by Parent’s EBITDA for the 12 month period ended as of such date. The Company’s long-term borrowings are in fixed rate capital leases for leasehold improvements. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. The Company does not trade derivative financial instruments for speculative purposes.

The Company conducts operations in various foreign countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the nine months ended September 30, 2007, the Company earned approximately 80% of its gross margin outside the United States, and it collected payments in local currency and related operating expenses that were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. During the nine months ended September 30, 2007, the Company had a translation gain of $7.3 million, primarily attributable to the weakening of the U.S. dollar against the British pound, the Euro and the Australian dollar.

The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company from time to time may enter into foreign currency forward contracts where it has determined that the exposure to foreign exchange rate risk related to specific transactions is significant enough to justify the related costs. During the nine months ended September 30, 2007, no foreign currency forward contracts were entered into and, as of September 30, 2007, none were outstanding.

The Company had no derivative instruments outstanding as of September 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2007.

Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2007 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. No material change to such risk factors has occurred during the three months ended September 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company withholds shares of restricted stock from employees upon the vesting of the shares of restricted shock to satisfy employees’ income tax withholding requirements. The following table summarizes those purchases during the third quarter.

Period	ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program
July 1, through July 31, 2007	—	—	—	N/A
August 1, through August 31, 2007	616	$17.63	—	N/A
September 1, through September 30, 2007	615	$14.64	—	N/A

Total	1,231	$16.13	—	N/A

ITEM 6.	EXHIBITS

The Company is filing the exhibits listed on the Exhibit Index to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC. (Registrant)

	By:	/s/ JON F. CHAIT
Jon F. Chait
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated November 9, 2007
	By:	/s/ MARY JANE RAYMOND
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: November 9, 2007

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
10.1	Summary of Amendments to Hudson Highland Group, Inc. 2007 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated September 25, 2007 (File No. 0-50129)).

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.