Form 10-K
period 2007-12-31
HUDSON HIGHLAND GROUP INC
filed 2008-03-06
CIK 1210708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $543,880,000 as of June 30, 2007.

The number of shares of Common Stock, $.001 par value, outstanding as of January 31, 2008 was 25,617,931.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Hudson Highland Group, Inc. (the “Company” or “we”, “us” and “our”) is one of the world’s largest specialized professional staffing and talent management solutions providers. The Company provides professional staffing services on a permanent and contract consulting basis and a range of talent management services to businesses operating in many industries. The Company helps its clients in recruiting and developing employees for professional-level functional and managerial positions.

The Company is organized into three reportable segments, Hudson Americas, Hudson Europe and Hudson Asia Pacific. These reportable segments constituted approximately 17%, 47%, and 36% of the Company’s gross margin, respectively, for the year ended December 31, 2007. The Hudson regional businesses were historically the combination of 54 acquisitions made between 1999 and 2001, which became the eResourcing division of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. Some of the Company’s constituent businesses have operated for more than 20 years. On March 31, 2003, Monster distributed all of the outstanding shares of the Company to its stockholders of record on March 14, 2003 (the “Distribution”). Since the Distribution, the Company has operated as an independent publicly held company, adding one mid-sized and six smaller acquisitions, and divesting or reorganizing a number of smaller business units after determining that those businesses were not viable profit centers.

Hudson’s three regional businesses provide professional contract consultants and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a contract assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

All of the Hudson regional businesses also provide organizational effectiveness and development services through their talent management units. These services encompass candidate assessment, competency modeling, leadership development, performance management, and career transition. These services enable Hudson to offer clients a comprehensive set of management services, across the entire employment life-cycle from attracting, assessing and selecting best-fit employees to engaging and developing those individuals to help build a high-performance organization.

Hudson Americas operates from 35 offices in two countries, with 95% of its 2007 gross margin generated in the United States. Hudson Europe operates from 46 offices in 17 countries, with 54% of its 2007 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 21 offices in 6 countries, with 65% of its 2007 gross margin stemming from Australia.

Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional consulting.

DISCONTINUED OPERATIONS

On February 4, 2008, the Company completed the sale of substantially all of the assets of its Hudson Americas energy, engineering and technical staffing division (“ETS”), which was part of the Hudson Americas regional business. In the fourth quarter of 2007, the Company sold its Netherlands reintegration subsidiary, Hudson Human Capital Solutions B.V. (“HHCS”), which was part of the Hudson Europe regional business, and its Australian blue-collar market’s Trade & Industrial subsidiary (“T&I”), which was part of the Hudson Asia

Pacific regional business. In the fourth quarter of 2006, the Company sold its Highland Partners (“Highland”) executive search business, which was a separate reportable segment of the Company.

As the result of the sales, ETS, HHCS, T&I and Highland operations have been accounted for as discontinued operations and accordingly, amounts in the financial statements and related notes for all historical periods have been restated to reflect these operations as discontinued operations.

SALES AND MARKETING

Each of Hudson’s regional businesses maintains a sales force composed of business development specialists that is aligned along functional practice areas or industry sector groups as appropriate for the market. These business development specialists receive incentives for cross-selling services with other practices and business units as the client need arises. In addition, the specialty practices have a business liaison for international sales opportunities that arise for global recruitment and/or talent management needs from a client or prospect.

The Company’s global marketing and communications function is responsible for brand and marketing strategy, client and candidate lead generation campaigns, public relations and corporate/employee communications. This team closely coordinates with the operational leadership and regional/practice/business unit marketing and sales teams to generate leads, support sales efforts and build a strong brand reputation—both in the external market and within the organization.

We use three principal channels for marketing our services and promoting our brand: (1) in the United Kingdom, Australia, New Zealand, and other countries where it is an accepted practice, we use client paid and Company paid advertising for vacant positions; (2) public relations to promote our experts and offerings, and original research on business management and human capital issues of particular relevance to senior business managers; and (3) the Internet, both for promoting the Company’s services to clients and attracting, assisting and managing candidates.

CLIENTS

The Company’s clients include small to large-sized corporations and government agencies. No one client accounted for more than 5% of total annual revenue in 2007. At December 31, 2007, there were approximately 800 Hudson Americas clients, 5,200 Hudson Europe clients and 4,500 Hudson Asia Pacific clients.

COMPETITION

The markets for the Company’s services and products are highly competitive. There are few barriers to entry, so new entrants occur frequently, resulting in considerable market fragmentation. Companies in this industry compete on price, service quality, new capabilities and technologies, client attraction methods, and speed of completing assignments.

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

AVAILABLE INFORMATION

We maintain a Web site with the address www.hudson.com. We are not including the information contained on our Web site as part of, or incorporating it by reference into, this report. Through our Web site, we make available free of charge (other than an investor’s own Internet access charges) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports in a timely manner after we provide them to the Securities and Exchange Commission.

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

We have had periods of negative cash flows and operating losses that may reoccur in the future.

We have experienced negative cash flows and shown operating and net losses in the past. For example, we recorded net cash used in operating activities of $26.3 million in 2005 and losses from continuing operations of $8.2 million and $16.3 million in 2006 and 2005, respectively. We cannot provide any assurance that we will have positive cash flows or operating profitability in the future. If our revenue grows more slowly than we anticipate or if operating expenses exceed our expectations, we may not be profitable or may not generate positive operating cash flows. In addition, we have disposed of a number of non-core businesses during the last eighteen months and these divestitures may reduce our ability to continue our upwards earnings trend.

Our revenue can vary because our clients can terminate their relationship with us at any time with limited or no penalty.

We provide professional search and mid-market professional staffing services on a temporary assignment-by-assignment basis, which clients can generally terminate at any time or reduce their level of use when compared to prior periods. Our professional staffing business is also significantly affected by our clients hiring needs and their views of their future prospects. Clients may, on very short notice, reduce or postpone their recruiting assignments with us and therefore, affect demand for our services.

Our operations will be affected by global economic fluctuations.

Demand for our services may fluctuate with changes in economic conditions, especially those resulting in slower or reduced employment growth. Because we operate from many small offices with fixed overhead, we have only limited flexibility to reduce expenses during economic downturns. Further, we may face increased pricing pressures during these times. For example, during 2001 and 2002, employers across the United States reduced their overall workforce to reflect the slowing demand for their products and services. In turn, our revenue was significantly reduced in the United States. Economic conditions could deteriorate in 2008, which could have a material adverse effect on our business, financial condition and operating results.

Our credit facility restricts our operating flexibility.

We have a $75.0 million senior secured bank credit facility. As of December 31, 2007, there were no outstanding borrowings under the facility and there were a total of $7.9 million of outstanding letters of credit issued under the credit facility. Available credit for use under the credit facility as of December 31, 2007 was $67.1 million. Our ability to borrow under the credit facility is tied to a borrowing base of our eligible accounts receivable. If the amount or quality of our accounts receivable deteriorates, our ability to borrow under the credit facility will be directly affected. In addition, our credit facility requires that we satisfy certain financial covenants, including complying with targeted levels of EBITDA. As a result, we cannot provide any assurance that we will be able to borrow under our credit agreement if we need money to fund working capital or other needs. In addition, our credit facility contains various restrictions and covenants that restrict our operating flexibility including:

•	prohibitions on payments of dividends;

•	restrictions on our ability to make additional borrowings, or to consolidate, merge or otherwise fundamentally change our ownership; and

•	limitations on investments, dispositions of assets, guarantees of indebtedness and repurchases of stock.

These restrictions and covenants could have important consequences for investors, including the need to use a portion of our cash flow from operations for debt service rather than for our operations, an inability to incur additional debt financing for future working capital or capital expenditures, a lesser ability to take advantage of significant business opportunities, such as acquisition opportunities, or to react to market conditions, lesser ability to sell assets, grant or incur liens on our assets, or engage in mergers or consolidations.

Our ability to comply with these financial requirements and other restrictions may be affected by events outside our control, in particular macroeconomic events. Our inability to comply with them could result in a default under our credit facility or other debt instruments. If a default occurs under our credit facility, the lenders under this facility could elect to declare all of the outstanding borrowings, and accrued interest and fees, to be due and payable and require us to apply all of our available cash to repay those borrowings. In addition, a default may result in higher rates of interest and the inability to obtain additional borrowings. Further, debt incurred under our credit facility bears interest at variable rates. Any increase in interest expense could reduce the funds available for operations.

We face risks relating to our international operations.

We conduct operations in more than twenty countries. For the years ended December 31, 2007, 2006 and 2005, approximately 76%, 74% and 74%, respectively, of our revenue was earned outside of the United States. Our financial results could be materially affected by a number of factors particular to international operations. These include but are not limited to difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements; issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property; and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

Regarding the foreign currency risk inherent in international operations, the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our financial statements. In addition, we generally pay operating expenses in the corresponding local currency. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the revenue and income of our operations in addition to economic exposure. This risk could have a material adverse effect on our business, financial condition and operating results.

Our acquisition strategy subjects us to risks.

From time to time, we make acquisitions and our growth strategy is based in part upon acquisitions. We may not be able to identify suitable acquisition candidates or complete future acquisitions, which could adversely affect our future growth. Businesses we acquire may not perform as well as expected, which could adversely affect our business and financial results. The success of these acquisitions is dependent upon our ability to effectively integrate acquired personnel, operations, products and technologies into our organization; and our ability to retain and motivate key personnel and to retain the clients of acquired firms. The process of integrating these acquisitions may disrupt our business and divert our resources and if we are not successful at integrating an acquisition into our operations, our financial results may be materially adversely affected. In addition, we may incur unforeseen obligations or liabilities in connection with acquisitions and the acquisition agreements may require us to make future payments to the sellers. Furthermore, we may need to borrow more money from lenders or sell equity or debt securities to the public to finance future acquisitions and the terms of these financings may be adverse to us.

We face risks associated with our dispositions of non-core businesses.

We have disposed of a number of non-core businesses during the last eighteen months. We have retained assets and liabilities of these businesses and we may not be able to recover the assets or settle the liabilities at the recorded value in our financial statements. In addition, we may be responsible for any potential indemnification claims by the purchasers, which may adversely impact our financial results. Further, we have risks associated with our ability to effectively restructure our operations following these dispositions.

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

Our markets are highly competitive.

The markets for our services are highly competitive and those markets are characterized by pressures to reduce prices, provide high levels of service, incorporate new capabilities and technologies, accelerate job completion schedules and attract and retain highly skilled professionals who possess the skills and experience necessary to fulfill our clients’ employee search needs.

Furthermore, we face competition from a number of sources. These sources include other executive search firms and professional search, staffing and consulting firms. Several of our competitors have greater financial and marketing resources than we do.

Due to competition, we may experience reduced margins on our products and services, and loss of market share and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition and results of operations could be materially adversely affected.

We have no significant proprietary technology that would preclude or inhibit competitors from entering the mid-market professional staffing contract consulting markets. We cannot provide assurance that existing or future competitors will not develop or offer services and products that provide significant performance, price, creative or other advantages over our services. In addition, we believe that with continuing development and increased availability of information technology, the industries in which we compete may attract new competitors. Specifically, the advent and increased use of the Internet may attract technology-oriented companies to the professional staffing industry. We cannot provide assurance that we will be able to continue to compete effectively against existing or future competitors. Any of these events could have a material adverse effect on our business and operating results.

Our operating results fluctuate from quarter to quarter and therefore quarterly results cannot be used to predict future periods’ results.

Our operating results fluctuate quarter to quarter primarily due to the vacation periods of the first quarter in the Asia Pacific region and the third quarter in the Americas and Europe regions. Demand for our services is typically lower during vacation periods.

We may be exposed to employment-related claims, legal liability and costs from both clients and employers that could adversely affect our business, financial condition and results of operations, and our insurance coverage may not cover all of our potential liability.

We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•	claims of misconduct or negligence on the part of our employees;

•	claims by our employees of discrimination or harassment directed at them, including claims relating to action of our clients;

•	claims related to the employment of illegal aliens or unlicensed personnel;

•	claims for payment of workers’ compensation claims and other similar claims;

•	claims for violations of wage and hour requirements;

•	claims for retroactive entitlement to employee benefits;

•	claims of errors and omissions of our temporary employees, particularly in the case of professionals;

•	claims by taxing authorities related to our employment of independent contractors and the risk that such contractors could be considered employees for tax purposes;

•	claims related to our non-compliance with data protection laws which require the consent of a candidate to transfer resumes and other data; and

•	claims by our clients relating to our employees’ misuse of client proprietary information, misappropriation of funds, other criminal activity or similar claims.

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

In many jurisdictions in which we operate, the contract staffing industry is heavily regulated. For example, governmental regulations can restrict the length of contracts of contract employees and the industries in which they may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of contract workers. For example, contractors in France are entitled to a 10% allowance for the precarious nature of employment, which is eliminated if a full-time position is offered to them within three days. The countries in which we operate may:

•	create additional regulations that prohibit or restrict the types of employment services that we currently provide;

•	impose new or additional benefit requirements;

•	require us to obtain additional licensing to provide staffing services;

•	impose new or additional visa restrictions on movements between countries; or

•	increase taxes, such as sales or value-added taxes, payable by the providers of staffing services.

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

Our certificate of incorporation and by-laws and the Delaware General Corporation Law contain several provisions that make more difficult an acquisition of control of us in a transaction not approved by our Board of Directors, including transactions in which stockholders might otherwise receive a premium for their shares over then current prices, and that may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Our certificate of incorporation and by-laws include provisions:

•	dividing our Board of Directors into three classes to be elected on a staggered basis, one class each year;

•	authorizing our Board of Directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

•	requiring that stockholders provide advance notice of any stockholder nomination of directors or any proposal of new business to be considered at any meeting of stockholders;

•	permitting removal of directors only for cause by a super-majority vote;

•	providing that vacancies on our Board of Directors will be filled by the remaining directors then in office;

•	requiring that a super-majority vote be obtained to amend or repeal specified provisions of our certificate of incorporation or by-laws; and

•	eliminating the right of stockholders to call a special meeting of stockholders or take action by written consent without a meeting of stockholders.

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

In the United States, Hudson Americas operates from 34 leased locations with space of approximately 305,000 square feet, which includes four leased locations with space of approximately 72,000 square feet, which are shared between the Hudson Americas and corporate functions.

Outside the United States, in the 24 countries in which the Company is located, Hudson Europe is the lessee of 46 locations with approximately 340,000 square feet, Hudson Asia Pacific is the lessee of 21 locations with approximately 330,000 square feet, and Hudson Americas is a lessee of one location with approximately 10,000 square feet. All leased space is considered to be adequate for the operation of its business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, cash flows or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of February 18, 2008, regarding the executive officers of Hudson Highland Group, Inc.:

Name	Age	Title
Jon F. Chait	57	Chairman and Chief Executive Officer
Mary Jane Raymond	47	Executive Vice President and Chief Financial Officer
Margaretta R. Noonan	50	Executive Vice President and Chief Administrative Officer
Donald E. Bielinski	58	Senior Vice President, Chairman - Asia Pacific Region and Chairman—Hudson Talent Management
Richard S. Gray	51	Senior Vice President, Marketing and Communications
Latham Williams	55	Senior Vice President, Legal Affairs and Administration, Corporate Secretary
Neil J. Funk	56	Vice President, Internal Audit
Elaine A. Kloss	50	Vice President, Finance and Treasurer
David S. Reynolds	54	Vice President and Corporate Controller

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

Mary Jane Raymond has served as the Executive Vice President and Chief Financial Officer since December 2005. Prior to that, Ms. Raymond was the Chief Risk Officer of The Dun & Bradstreet Corporation during 2005. From 2002 to 2005, Ms. Raymond served as the Vice President and Corporate Controller of the Dun & Bradstreet Corporation. Ms. Raymond served as the Merger Integration Vice President of Lucent Technologies, Inc. from 1998 to 2002 and as Financial Vice President in International from 1997 to 1998. From 1992 to 1997, Ms. Raymond served in various positions with Cummins, Inc.

Margaretta R. Noonan has served as Executive Vice President and Chief Administrative Officer since February 2005. Prior to that Ms. Noonan served as Executive Vice President, Human Resources since she joined the Company on April 1, 2003. Prior to joining the Company, Ms. Noonan served as Senior Vice President, Global Human Resources and corporate officer of Monster Worldwide, Inc. Prior to joining Monster in 1998, Ms. Noonan was Vice President, Human Resources—Stores, for the Lord & Taylor division of May Department Stores Company, a large retail department store, from February 1997 to May 1998 and was Vice President, Human Resources, of Kohl’s Corporation, a large retail department store, from November 1992 to February 1997.

Donald E. Bielinski has served as Senior Vice President, Chairman—Asia Pacific Region and Chairman—Hudson Talent Management since December 2005. Mr. Bielinski had served as President, Strategic Business Services Group, since joining the Company in July 2004. Prior to joining the Company, Mr. Bielinski was President and Chief Executive Officer of Exostar, a Washington, D.C. based technology services firm from

January 2002 to June 2004. Prior to that, Mr. Bielinski served at W.W. Grainger, Inc., a provider of maintenance, repair, and operating supplies, services, and related information, as Group President, from 1997 until June of 2001, after serving as Senior Vice President, Marketing and Sales and as Senior Vice President, Organization and Planning.

Richard S. Gray has served as Senior Vice President, Marketing and Communications since February 2005. Prior to that, Mr. Gray served as Vice President, Marketing and Communications since joining the Company in May 2003. Prior to joining the Company, Mr. Gray was Senior Vice President for Ogilvy Public Relations Worldwide, a large public relations firm, in Chicago, Illinois from September 2002 until May 2003. Before joining Ogilvy Public Relations Worldwide, Mr. Gray was a Vice President, Marketing and Communications for Lante Corporation, an internet consulting boutique, in Chicago, Illinois from November 1998 until November 2001.

Latham Williams has served as Senior Vice President, Legal Affairs and Administration, Corporate Secretary since February 2007. Prior to that, Mr. Williams served as Vice President, Legal Affairs and Administration, Corporate Secretary since joining the Company in April 2003. Prior to joining the Company, Mr. Williams was a Partner, Leader Diversity Practice Group and Co-Leader Global Legal Practice in Monster’s executive search division. Prior to joining Monster in 2001, Mr. Williams was an equity partner with the international law firm of Sidley Austin LLP from 1993 to 2000, specializing in health care joint ventures, mergers and acquisitions. Before joining Sidley Austin, Mr. Williams was an equity partner in the Chicago-based law firm of Gardner, Carton & Douglas and was with the firm from 1981 to 1993.

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

Elaine A. Kloss has served as Vice President, Finance and Treasurer since June 2005. Prior to joining the Company, Ms. Kloss was Vice President and Treasurer of NUI Utilities, Inc., a public company with natural gas distribution operations from January 2004 to January 2005. Prior to that, she served as Treasury Associate for Resources Global Professionals, Inc., an international professional services firm, from 2002 to 2004. Ms. Kloss served as Vice President and Treasurer with Ventiv Health, Inc., a diversified contract pharmaceutical sales company, from 1999 to 2001. Ms. Kloss also has held various treasury and financial positions at New York Life Insurance Company, Joseph E. Seagram & Sons, Inc., AT&T and the Board of Governors of the Federal Reserve System.

David S. Reynolds has served as Vice President, Corporate Controller since 2007 and served as Vice President, Financial Operations of the Company during February 2007. Prior to joining the Company, Mr. Reynolds was Vice President and Controller of Bally Total Fitness Corporation from February 2005 to February 2007. Prior to that, Mr. Reynolds served in various positions for Comdisco, Inc. from 1981 to 2005, including Senior Vice President and Controller from 2002 to 2005 and Corporate Controller from 2001 to 2002. Mr. Reynolds started his career at Ernst & Young from 1976 to 1981.

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any of our directors or executive officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock is listed for trading on the NASDAQ Global Market under the symbol “HHGP.” On December 31, 2007, there were approximately 1,060 holders of record of the Company’s common stock.

The following is a list by fiscal quarter of the market prices of the stock.

	Market Price
2007	High	Low
Fourth quarter	$15.17	$7.81
Third quarter	$22.77	$12.04
Second quarter	$22.20	$14.46
First quarter	$17.99	$15.12

2006
Fourth quarter	$18.11	$9.10
Third quarter	$11.51	$8.23
Second quarter	$20.75	$10.49
First quarter	$19.29	$14.52

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

ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2007, the Company made no repurchases of its common stock.

On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $15 million of the Company’s common stock. The authorization does not expire. The Company intends to make purchases from time to time as market conditions warrant. Through February 29, 2008, the Company had repurchased 701,173 shares for a total cost of approximately $5.3 million.

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

	April 1, 2003	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
HHGP	$100.00	$181.61	$220.69	$266.05	$255.63	$128.89
PEER GROUP	$100.00	$172.08	$196.50	$223.93	$260.16	$196.85
RUSSELL 2000 INDEX	$100.00	$151.05	$176.73	$182.60	$213.64	$207.77

ITEM 6.	SELECTED FINANCIAL DATA

The following table shows selected financial data of the Company that has been adjusted to reflect the classification of certain businesses as discontinued operations. The data has been derived from, and should be read together with, the consolidated financial statements and corresponding notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Items 7 and 8 of this Form 10-K.

The following selected financial data for 2006 has been restated to reflect adjustments resulting from matters discussed in Note 2 “Restatement of Results and Adoption of SAB 108” to the Consolidated Financial Statements included elsewhere in this Form 10-K.

	Year ended December 31,
	2007	2006 (Restated)	2005	2004	2003 (d)
	(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS:
Revenue	$1,179,075	$1,157,874	$1,128,454	$989,289	$824,368

Gross margin	$507,913	$459,255	$432,443	$378,395	$309,804

EBITDA (loss) (a)	$32,626	$15,437	$7,124	$(14,318)	$(271,573)
Depreciation and amortization (b)	14,624	19,803	16,503	17,708	16,235

Operating income (loss)	$18,002	$(4,366)	$(9,379)	$(32,026)	$(287,808)

Income (loss) from continuing operations before accounting change	$4,907	$(8,187)	$(16,226)	$(34,923)	$(289,146)

Net income (loss)	$14,981	$20,428	$201	$(30,285)	$(332,526)

Basic income (loss) per share from continuing operations before accounting change (c)	$0.19	$(0.34)	$(0.73)	$(1.79)	$(17.21)
Basic net income (loss) per share (c)	$0.59	$0.83	$0.01	$(1.56)	$(19.80)
Diluted income (loss) per share from continuing operations before accounting change (c)	$0.19	$(0.34)	$(0.73)	$(1.79)	$(17.21)
Diluted net income (loss) per share (c)	$0.58	$0.83	$0.01	$(1.56)	$(19.80)

OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities	$37,741	$35,867	$(26,298)	$(30,895)	$(42,629)
Net cash provided by (used in) investing activities	$(50,837)	$1,881	$(35,715)	$(10,128)	$(11,390)
Net cash provided by (used in) financing activities	$4,864	$(28,803)	$75,857	$35,278	$49,465

BALANCE SHEET DATA:
Current assets	$259,075	$280,107	$279,877	$232,833	$198,416
Total assets	$374,206	$352,182	$347,773	$281,378	$250,924
Current liabilities	$152,426	$167,289	$202,761	$182,794	$158,821
Long-term debt, less current portion	$—	$235	$478	$2,041	$302
Total stockholders’ equity	$200,115	$171,324	$132,454	$83,734	$69,361

(a)

Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies. See Note 19 to the Consolidated Financial Statements for further EBITDA segment and reconciliation information.

(b)	Depreciation and amortization expense in 2006 included an impairment charge of $1,300 related to the Alder Novo acquisition.
(c)	For basic and diluted loss per share amounts for the three months ended March 31, 2003, prior to the Company’s spin-off from Monster, Monster’s weighted average number of shares was multiplied by the distribution ratio of one share of the Company’s common stock for every thirteen and one-third shares of Monster common stock. Basic loss per share is computed by dividing the Company’s losses by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s income from continuing operations by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method.
(d)	The results for the year ended December 31, 2003 included a goodwill impairment charge of $195,404 in EBITDA.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Background

We have operated as an independent publicly traded company since April 1, 2003, when we were spun-off from Monster. Our businesses are specialized professional staffing services for permanent and contract and talent management services to businesses operating in many industries and operating in over 20 countries around the world. Our largest operations are in the U.S., the U.K. and Australia. We are organized into three reportable segments of Hudson Americas, Hudson Europe and Hudson Asia Pacific. These contribute approximately 17%, 47% and 36% of the Company’s gross margin, respectively, for the year ended December 31, 2007. Our management’s primary focus since the spin-off has been to move the Company to profitability and then increase profitability through the execution of our strategy. We achieved EBITDA profitability in 2005, which has continued into 2007.

Strategic Actions

Our strategy, since our inception, has been focused on building our specialized professional recruitment through our staffing, project solutions and talent management businesses. We believe that this core mix has growth potential for the next decade. We have focused our strategy on higher-margin specialized professional recruitment with a long-term financial goal of 7-10% EBITDA margins. We have executed this strategy through a combination of investments, divestitures and cost restructuring.

In the second quarter of 2007, we acquired the business assets of Tong Zhi (Beijing) Consulting Service Ltd. and Guangzhou Dong Li Consulting Service Ltd. (collectively, “TKA”), an information technology recruiting business, which has operations located in three major cities in China.

We expect to continue to identify opportunities to acquire businesses to expand our operations in specialized professional recruitment. In February 2008, we completed the acquisition of a small talent management and recruitment business in France.

In the last eighteen months, we completed the sale of seven non-core businesses to sharpen our strategic focus:

•	Scottish industrial trade business (2005 revenue of $12 million) in September 2006.

•

Highland Partners, our former executive search segment, (2005 revenue of $63 million). The sale of Highland allowed the Company to focus on its core permanent placement service offerings in mid to senior level recruitment, professional staffing, and talent management solutions.

•	U.K. office support business (2006 revenue of $10 million) in January 2007.

•	Australia’s trade and industrial business (2006 revenue of $44 million) in October 2007.

•	The Netherlands’ reintegration business (2006 revenue of $19 million) in December 2007.

•	Alder Novo in 2007, a company that we acquired in 2006 and subsequently determined was not performing at the level originally expected.

•	Hudson Americas’ energy, engineering and technical staffing division in February 2008 (2007 revenue of $146 million).

In addition, our U.K., and to a lesser extent Australian, teams have consistently exited or declined to renew lower margin contracts and clients.

We have had a continuous program of improving our cost structure. We completed our 2006 reorganization program during the second quarter of 2007. During 2008, the Company intends to streamline its support operations in each of the Hudson regional businesses to match its narrowed focus on specialization. Although the Company has not committed to a specific action plan, the Company expects to have between $5 to $7 million of restructuring actions through this year, including between $1 and $3 million in the first quarter of 2008.

Restatement of 2007 and 2006 Results

The Company has restated its Consolidated Financial Statements as of and for the year ended December 31, 2006 and its quarterly results of operations for the three months ended September 30, 2006 and December 31, 2006. In addition, the Company has restated its quarterly results of operations for the three months ended March 31, 2007, June 30, 2007 and September 30, 2007. The restatement involved the timing of recording contingent payments related to the acquisition of Balance Ervaring Op Projectbasis B.V. (“Balance”) and to expense a portion of the contingent payments, including approximately $1.7 million (€1.3 million) that was previously recorded as goodwill when the amount was paid in the second quarter of 2007.

The following is a description of the accounting adjustments included in the restatement of the Company’s Consolidated Financial Statements and the effect of such adjustments at December 31, 2006 on the Consolidated Balance Sheet and on the Consolidated Statement of Operations and Change in Stockholders’ Equity for the year then ended and on the unaudited selected quarterly financial data for the three months ended September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. Amounts included in this report as of and for the years ended December 31, 2005, 2004 and 2003 and for the three months ended March 31, 2006 and June 30, 2006 were not affected by the restatement.

This restatement resulted in an increase in the Company’s and the Hudson Europe segment’s reported operating expenses and related impact on EBITDA (see Note 19 to the Consolidated Financial Statements), operating income (loss), income (loss) from continuing operations and net income (loss) for each of the periods as follows:

Three months ended September 30, 2006	$0.8 million ($0.03 per basic and diluted share)
Three months ended December 31, 2006	$0.9 million ($0.03 per basic and diluted share)
Year ended December 31, 2006	$1.7 million ($0.07 per basic and diluted share)
Three months ended March 31, 2007	$0.3 million ($0.01 per basic and diluted share)
Three months ended June 30, 2007	$0.3 million ($0.01 per basic and diluted share)
Three months ended September 30, 2007	$0.3 million ($0.01 per basic and diluted share)

The restatement also resulted in an increase in goodwill and accrued expenses as of December 31, 2006 of $1,313 and $3,019, respectively.

The restatement did not affect the Company’s cash flows for any of the periods.

The Company entered into a share purchase agreement dated July 19, 2005 for the acquisition of Balance. The purchase price for Balance was €20.75 million plus a series of contingent payments to be made annually based upon future minimum annual earnings thresholds during the first three years subsequent to the purchase. On July 12, 2006, the Company entered into an amendment to the share purchase agreement, which changed the earn-out formula to increase the potential future maximum contingent payments related to calendar 2006 from €1.0 million to €2.3 million and in calendar 2007 from €2.25 million to €3.5 million. The Company recorded the contingent payment for calendar 2006, including the increased maximum earn-out, when paid in April 2007 as an adjustment of the purchase price and added the amount to the recorded value of goodwill. The Company has evaluated the amendment and has determined that this amendment would be considered a new agreement, separate from the original share purchase agreement, outside of the guidance of Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations.” Accordingly, the amount paid in excess of the original maximum contingent payment would not be considered additional purchase price under the contingent consideration provisions of SFAS 141. Instead it should be recorded as expense in the period in which the amount is estimable and becomes probable of being paid under the guidance of SFAS 5, “Accounting for Contingencies,” also considering the interim guidance provided under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.” Accordingly, the Company accrued $1.7 million (€1.3 million) that it previously recorded as goodwill when paid in April 2007 as an expense in the third and fourth quarters of 2006 and accrued the remaining contingent payment related to calendar 2006 of $1.3 million (€1.0 million) as goodwill as of December 31, 2006. In addition, the Company recorded a total of approximately $0.9 million (€0.7 million) as a period expense over the first, second and third quarters of 2007 related to the increased maximum contingent payment amount for calendar 2007 to be paid in April 2008.

Discontinued Operations

In December 2007, the Company committed to a plan to sell the assets of its energy, engineering and technical staffing division (“ETS”), which was part of the Hudson Americas regional business, to make such assets available for sale and to actively seek a buyer for such assets as further described in Note 21 to the Consolidated Financial Statements. In the fourth quarter of 2007, the Company sold its Netherlands reintegration subsidiary, Hudson Human Capital Solutions B.V. (“HHCS”), which was part of the Hudson Europe regional business, and its Australian blue-collar market’s Trade & Industrial subsidiary (“T&I”), which was part of the Hudson Asia Pacific regional business. In the fourth quarter of 2006, the Company sold its Highland Partners executive search business (“Highland”), which was a separate reportable segment of the Company.

As the result of these actions, ETS, HHCS, T&I and Highland operations have been accounted for as discontinued operations and accordingly, amounts in the financial statements and related notes for all historical periods have been restated to reflect these operations as discontinued operations. Unless otherwise noted, this management discussion and analysis relates only to financial results from continuing operations.

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

Accounts Receivable

The Company’s accounts receivable balances are composed of trade and unbilled receivables. The Company maintains an allowance for doubtful accounts and makes ongoing estimates as to the collectability of the various receivables. If the Company determines that the allowance for doubtful accounts is not adequate to cover estimated losses, an expense to provide for doubtful accounts is recorded in selling, general and administrative expenses. If an account is determined to be uncollectible, it is written off against the allowance for doubtful accounts. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of these receivables, including the current credit-worthiness, financial stability and effect of market conditions on each customer.

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

We are subject to audit by various taxing authorities, and these audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes. We establish reserves under SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit. We evaluate these unrecognized tax benefits and related reserves each quarter and adjust the reserves and the related interest and penalties in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the settlement of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies under FIN 48.

Contingencies

The Company is subject to proceedings, lawsuits and other claims related to labor, service and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters and potential ranges of probable losses. The Company makes a determination of the amount of reserves required, if any, for these contingencies after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s international subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statements of Operations accounts are translated at the average rate of exchange prevailing during each period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the other comprehensive income (loss) account in stockholders’ equity, other than translation adjustments on short-term intercompany balances, which are included in other income (expense). Gains and losses resulting from other foreign currency transactions are included in other income (expense). Intercompany receivable balances of a long-term investment nature are considered part of the Company’s permanent investment in a foreign jurisdiction and the gains or losses on these balances are reported in other comprehensive income.

Results of Operations

The following table sets forth the Company’s revenue, gross margin, operating income (loss), income (loss) from continuing operations, net income, temporary contracting revenue, direct costs of temporary contracting and temporary contracting gross margin for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands). See Note 19 to the Consolidated Financial Statements for EBITDA segment and reconciliation information.

	For the Year ended December 31,
	2007	2006 (Restated)	2005
Revenue:
Hudson Americas	$291,525	$306,732	$291,209
Hudson Europe	472,407	458,815	450,727
Hudson Asia Pacific	415,143	392,327	386,518

Total	$1,179,075	$1,157,874	$1,128,454

Gross margin:
Hudson Americas	$87,494	$91,461	$91,487
Hudson Europe	239,559	208,966	189,443
Hudson Asia Pacific	180,860	158,828	151,513

Total	$507,913	$459,255	$432,443

Operating income (loss):
Hudson Americas	$(8,510)	$(13,902)	$(553)
Hudson Europe	24,471	14,554	8,438
Hudson Asia Pacific	29,506	26,794	20,725
Corporate expenses	(27,465)	(31,812)	(37,989)

Total	$18,002	$(4,366)	$(9,379)

Income (loss) from continuing operations	$4,907	$(8,187)	$(16,226)

Net income	$14,981	$20,428	$201

TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$267,464	$277,807	$267,577
Hudson Europe	267,424	292,728	293,614
Hudson Asia Pacific	273,197	267,657	270,162

Total	$808,085	$838,192	$831,353

Direct costs of temporary contracting:
Hudson Americas	$202,211	$213,776	$198,968
Hudson Europe	213,824	237,024	247,239
Hudson Asia Pacific	224,499	223,054	224,030

Total	$640,534	$673,854	$670,237

Temporary contracting gross margin:
Hudson Americas	$65,253	$64,031	$68,609
Hudson Europe	53,600	55,704	46,375
Hudson Asia Pacific	48,698	44,603	46,132

Total	$167,551	$164,338	$161,116

Gross margin as a percent of revenue:
Hudson Americas	24.4%	23.0%	25.6%
Hudson Europe	20.0%	19.0%	15.8%
Hudson Asia Pacific	17.8%	16.7%	17.1%

(a)	Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Constant Currency

The Company defines the term “constant currency” to mean that financial data for a period are translated into U.S. Dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in revenue, direct costs, gross margin and selling, general and administrative expenses include the effect of changes in foreign currency exchange rates. Variance analysis usually describes period-to-period variances that are calculated using constant currency as a percentage. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends without distortion due to currency fluctuations.

The Company believes that these calculations are a useful measure, indicating the actual change in operations. Earnings from subsidiaries have not historically been repatriated to the United States, although the Company paid dividends substantially from current year earnings of foreign subsidiaries to the United States in 2007. There are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition (dollars in thousands).

The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

	For the year ended December 31,
	2007			2006
	As reported	Currency translation	Constant currency	As restated
Revenue:
Hudson Americas	$291,525	$(239)	$291,286	$306,732
Hudson Europe	472,407	(38,382)	434,025	458,815
Hudson Asia Pacific	415,143	(40,251)	374,892	392,327

Total	1,179,075	(78,872)	1,100,203	1,157,874

Direct costs:
Hudson Americas	204,031	(61)	203,970	215,271
Hudson Europe	232,848	(18,871)	213,977	249,849
Hudson Asia Pacific	234,283	(24,405)	209,878	233,499

Total	671,162	(43,337)	627,825	698,619

Gross margin:
Hudson Americas	87,494	(178)	87,316	91,461
Hudson Europe	239,559	(19,511)	220,048	208,966
Hudson Asia Pacific	180,860	(15,846)	165,014	158,828

Total	$507,913	$(35,535)	$472,378	$459,255

Selling, general and administrative (a):
Hudson Americas	$95,513	$(198)	$95,315	$103,200
Hudson Europe	212,650	(17,386)	195,264	191,727
Hudson Asia Pacific	151,369	(13,018)	138,351	131,198
Corporate	26,804	—	26,804	31,119

Total	$486,336	$(30,602)	$455,734	$457,244

(a)	Selling, general and administrative expenses include the Consolidated Statements of Operations’ captions: salaries and related, office and general, acquisition-related expenses, marketing and promotion, and depreciation and amortization.

Hudson Americas

Hudson Americas’ revenue was $291.5 million for the year ended December 31, 2007, down 5.0% from $306.7 million for 2006. Revenues decreased against the prior year in both contract staffing services (68% of the total decline) and permanent placement (32% of the total decline). On a line of business basis, contracting was down 4% to prior year and permanent placement was down 15%. Fewer contractors on billing resulted in a decline of contracting revenue in Information Technology (-9%) and Financial Solutions (-12%), partially offset by an increase in Legal (+1%). The largest decreases in permanent placement revenue were in Management Search (-19%) and Financial Solutions (-23%) as a result of lower billings.

Hudson Americas’ direct costs for the year ended December 31, 2007 were $204.0 million compared to $215.3 million for 2006, a decrease of 5.2%. The decrease in direct costs was consistent with the decrease in Hudson Americas’ temporary contracting revenue in 2007 compared to 2006.

Hudson Americas’ gross margin for the year ended December 31, 2007 was $87.5 million, lower by $3.9 million, or 4.3%, from $91.5 million for the year ended December 31, 2006. The $87.5 million gross margin included temporary contracting gross margin of $65.3 million and permanent placement gross margin of $21.5 million. The decrease in gross margin of $3.9 million was primarily from a decrease of $4.8 million in permanent placement partially offset by an increase in temporary contracting margin of $1.2 million. The decrease in permanent placement was primarily Management Search (-24%), Financial Solutions (-24%) and Legal Services (-16%). The increase in the temporary contracting gross margin was within Information Technology (+5%) and Legal Services (+2%), partially offset by a decrease in Financial Solutions (-7%). Total gross margin as a percentage of revenue was 30.0% for the year-ended December 31, 2007 versus 29.8% for the same period in 2006. The increase in gross margin as a percentage of revenue was attributable to the increase in temporary contracting gross margin as a percentage of revenue (24.4% in 2007 compared to 23.0% in 2006) substantially offset by a decrease in permanent placement gross margin as a percentage of revenue (24.6% in 2007 compared to 28.7% in 2006).

Hudson Americas’ selling, general and administrative costs were $95.5 million for the year ended December 31, 2007, lower by 7.4% from $103.2 million for 2006. Selling, general and administrative expenses were 32.8% and 33.6% as a percentage of revenue for 2007 and 2006, respectively. The decrease in selling, general and administrative costs was primarily due to decreases in compensation from lower headcount and lower commission expenses ($4.2 million) associated with the decreases in permanent placement revenue, decreases in administrative expenses ($2.7 million) and depreciation and amortization ($2.0 million), partially offset by non-cash compensation related to the JMT acquisition ($3.6 million). For the year ended December 31, 2007, selling, general and administrative expenses included $1.8 million resulting from the completion of the prior period sales tax review compared to $1.1 million for the same period in 2006. Based on current available information, the Company does not believe that there will be any material expense in future periods related to prior period sales tax matters. In 2007, the Company paid approximately $0.6 million of payroll taxes related to new IRS guidance on employee expense reimbursements.

Hudson Americas had reorganization expenses of $0.5 million for the year ended December 31, 2007, compared to $1.3 million in 2006. The 2007 charge related to costs for exiting three leases in the U.S. and final adjustments for employee severance on the Company’s 2006 program. The Company completed its 2006 reorganization program and expects no further expenses related to this program. Although the Company has not committed to a specific action plan, during 2008 the Company intends to streamline its support operations to match its narrowed focus on specialization.

Hudson Americas’ EBITDA was a loss of $4.2 million for the year ended December 31, 2007, an improvement of $3.4 million compared to a loss of $7.6 million for the comparable period of 2006. The increase in EBITDA was primarily attributable to lower headcount and lower commission expenses of $4.2 million and lower administrative costs of $2.7 million, offset by acquisition-related expense related to the JMT acquisition of $3.6 million.

Hudson Americas’ operating loss was $8.5 million for the year ended December 31, 2007, an improvement of $5.4 million, compared to an operating loss of $13.9 million for 2006. The improvement was due to the same factors as described above in EBITDA and decreased depreciation and amortization expenses on furniture and fixtures and client lists.

Hudson Europe

Hudson Europe’s revenue was $472.4 million for the year ended December 31, 2007, up 3.0% from $458.8 million for 2006. On a constant currency basis, Hudson Europe’s revenue decreased approximately 5.4% in 2007 compared to 2006. The largest decrease in constant currency revenue was from lower temporary contracting revenue in the U.K. (-19%), including the impact of exiting the U.K. office support and the Scottish industrial businesses (“U.K. Divestitures”) which had revenue of $20.1 million in 2006. The constant currency decrease was partially offset by increases of permanent placement and talent management consulting services in both Belgium (+20%) and the U.K. (+9%), strong demand for permanent placements in France (+17%) and Central and Eastern Europe (+19%) and increased temporary contracting billings for Balance (+4%).

Hudson Europe’s direct costs for the year ended December 31, 2007 were $232.8 million, a reduction of $17.0 million, or 6.8%, compared to $249.8 million for 2006. On a constant currency basis, direct costs decreased 14.4% for 2007 in comparison to 2006. The decrease was primarily the result of lower temporary contracting costs in the U.K. (-20%), which included the U.K. Divestitures.

Hudson Europe’s gross margin for the year ended December 31, 2007 was $239.6 million, higher by $30.6 million, or 14.6%, compared to 2006. Gross margin as a percentage of revenue was 50.7% for 2007, an increase from 45.5% for 2006, primarily due to a reduction in lower margin business in the U.K., together with the growth in permanent placement and talent management consulting services. On a constant currency basis, gross margin increased by 5.3% for the year ended December 31, 2007 when compared to 2006. Hudson Europe’s largest constant currency increases were in U.K. permanent placement (+9%), Belgium (+19%), France (+17%) and Central and Eastern Europe (+21%), partially offset by lower gross margin from temporary contracting (-17%) primarily due to the U.K. Divestitures. Hudson Europe’s temporary gross margin as a percentage of temporary contracting revenue increased to 20.0% in 2007 from 19.0% in 2006.

Hudson Europe’s selling, general and administrative costs were $212.7 million for the year ended December 31, 2007, higher by 10.9% from $191.7 million for 2006. Selling, general and administrative expenses for 2007 and 2006 were 45.0% and 41.8% as a percentage of revenue, respectively. On a constant currency basis, the 2007 selling, general and administrative expenses increased by 1.8% compared to 2006. The largest increases in selling, general and administrative costs for 2007 came from sales and delivery costs (+4%) and support salaries of (+10%), partially offset by lower depreciation and amortization expense (-19%), occupancy costs (-8%) and bad debt expense (-115%). Acquisition-related expense on the Balance acquisition was $1.7 million in both 2007 and 2006.

Hudson Europe had reorganization expenses of $2.4 million for the year ended December 31, 2007, compared to $2.7 million in 2006. These expenses related to the costs of exiting leases in the U.K. and in the Netherlands, where the leased space exceeded the current requirements of the business, partially offset by recoveries on older reorganization programs. The Company completed its 2006 reorganization program and expects no further expenses related to this program. Although the Company has not committed to a specific action plan, during 2008 the Company intends to continue to streamline its support operations.

Hudson Europe’s EBITDA was $30.5 million for the year ended December 31, 2007, an increase of $9.1 million compared to $21.4 million for 2006. Hudson Europe achieved an EBITDA of 6.5% of revenue in 2007 compared to 4.7% in 2006. Key EBITDA contributors included France (+143%), Belgium (+71%) and Nordics (+367%). EBITDA in the U.K. (9%) includes the impact of the U.K. Divestitures which had $1.6 million of EBITDA in 2006. These EBITDA contributions were partially offset by a net loss in Italy, primarily related to severance for a change in leadership ($1.0 million).

Hudson Europe’s operating income was $24.5 million for the year ended December 31, 2007, compared to $14.6 million for 2006. Hudson Europe’s 2007 improvement in operating results was essentially due to the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $415.1 million for year ended December 31, 2007, up 5.8% from $392.3 million for 2006. On a constant currency basis, Hudson Asia Pacific’s revenue decreased approximately 4.4% comparing 2007 to 2006. The largest constant currency revenue decrease came from temporary contracting in Australia (-11%) largely due to the continued strategic exit from low margin business. The region also experienced a decline in permanent placement revenue in Japan (-40%) due to its transition to a business model less focused on retained search. These decreases were offset in part by the growth in permanent placement in China (+70%), Australia (+8%) and Hong Kong (+39%). During 2007, the Company acquired TKA which contributed $2.6 million to China’s $4.4 million constant currency revenue increase for 2007 over 2006.

Hudson Asia Pacific’s direct costs for the year ended December 31, 2007 were $234.3 million, an increase of $0.8 million, or 0.3%, compared to $233.5 million for 2006. On a constant currency basis, direct costs decreased by $23.6 million, or 10.1% compared to 2006. The decrease in direct costs is consistent with the withdrawal from lower margin contracts.

Hudson Asia Pacific’s gross margin for the year ended December 31, 2007 was $180.9 million, an increase of $22.0 million, or 13.9% from $158.8 million for 2006. Gross margin, as a percentage of revenue, was 43.6% for 2007, an increase from 40.5% for 2006, primarily due to an increased percentage of total gross margin coming from permanent placement services combined with increased temporary contracting margins. On a constant currency basis, gross margin increased by 3.9% for the year ended December 31, 2007 when compared to the year ended December 31, 2006. The gross margin increase was from increases in permanent placement in Australia (+7%), China (+75%), Hong Kong (+38%) and Singapore (+15%) markets, partially offset by a decrease in Japan (-40%).

Hudson Asia Pacific’s selling general and administrative costs were $151.4 million for the year ended December 31, 2007, higher by 15.4% from $131.2 million for 2006. Selling, general and administrative expenses as a percent of revenue were 36.5% and 33.4% for 2007 and 2006, respectively. On a constant currency basis, the 2007 selling, general and administrative expenses increased by 5.5% compared to 2006. The increased expenses in 2007 were the result of increases in China (+93%), mainly from the TKA acquisition (+41%) and related increased occupancy costs resulting from a relocation to larger office space during 2007, and Hong Kong (+54%) for sales and delivery compensation costs.

Hudson Asia Pacific had nominal reorganization expenses for the year ended December 31, 2007, compared to $0.8 million in 2006. The Company completed its 2006 reorganization program and expects no further expenses related to this plan. Although the Company has not committed to a specific action plan, during 2008 the Company intends to streamline its support operations to match its narrowed focus on specialization.

Hudson Asia Pacific’s EBITDA was $33.4 million for the year ended December 31, 2007, an increase of 11.6%, or $3.5 million, from $30.0 million for 2006. EBITDA as a percentage of revenue increased to 8.1% for 2007 compared to 7.6% in 2006, with the increase in Australia being mostly offset by a decrease in Japan. Australia’s EBITDA as a percentage of revenue increased to 7.7% in 2007 from 6.3% in 2006, primarily due to the continued focus on moving to higher margin business. Japan reported EBITDA losses in the current year compared to income in the prior year due to its business model transition.

Hudson Asia Pacific’s operating income was $29.5 million for the year ended December 31, 2007, an increase of 10.1%, or $2.7 million, from $26.8 million for 2006. Hudson Asia Pacific’s 2007 improvement in operating results was primarily due to the same factors discussed above, partially offset by higher depreciation and amortization expenses in the region, primarily on amortization of leasehold improvements.

Corporate and Other

Corporate expenses for the year ended December 31, 2007 were $26.8 million compared to $31.1 million for 2006. The corporate expenses in 2007 decreased primarily as a result of lower depreciation and amortization expense ($3.1 million), professional fees ($1.4 million) and marketing expenses ($1.2 million), partially offset by higher travel costs ($1.1 million) and other administrative costs ($1.0 million).

Other non-operating income (expenses), including interest, was $4.1 million for the year ended December 31, 2007, higher by $4.2 million when compared to ($0.05) million for 2006. Interest income for 2007 was $0.7 million compared to an expense of $1.6 million in 2006. Non-operating expense for 2007 included the gain on the sale of the U.K. office and support services.

Provision for income taxes

The provision for income taxes for the year ended December 31, 2007 was $17.2 million on income from continuing operations of $22.1 million, compared with a provision of $3.8 million on a loss from continuing operations of $4.4 million for 2006. The change in the Company’s tax provision for the year ended December 31, 2007 compared to 2006 was primarily related to increased profits in countries where there are no tax loss carry forwards to offset taxable income. Included in the 2006 tax provision is a release of valuation allowances on tax loss carry-forwards against $48.1 million of foreign pretax income. The effective tax rate differs from the U.S. Federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition related payments, variations from the U.S. tax rate in foreign jurisdictions, and taxes on repatriation of foreign profits.

Income from Continuing Operations

Income from continuing operations was $4.9 million for the year ended December 31, 2007, compared to a loss of $8.2 million for 2006. Basic and diluted earnings from continuing operations per share were $0.19 for the year ended December 31, 2007, compared to basic and diluted loss of $0.34 per share in the year ended December 31, 2006. Basic average shares outstanding increased in 2007 as a result of various employee stock compensation awards that vested or were issued or granted at various times during 2007. For 2006, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Discontinued Operations

ETS, HHCS, T&I and the former Highland segment comprise the Company’s discontinued operations. Income from discontinued operations was $10.1 million for year ended December 31, 2007 compared to income of $28.6 million for 2006. The 2007 results include a gain of $6.8 million related to the Australian and Netherlands discontinued operations compared to the 2006 gain from the sale of Highland of $20.4 million. Basic and diluted earnings from discontinued operations per share were $0.40 and $0.39, respectively, for the year ended December 31, 2007, compared to basic and diluted earnings per share of $1.17 in 2006.

Net Income

Net income was $15.0 million for the year ended December 31, 2007, compared to $20.4 million for 2006. Basic and diluted earnings per share were $0.59 and $0.58, respectively, for the year ended December 31, 2007 compared to basic and diluted earnings of $0.83 per share in the year ended December 31, 2006. Basic average shares outstanding increased in 2007 as a result of various employee stock compensation awards that vested or were issued or granted at various times during 2007. For 2006, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For 2006, the Company used loss from continuing operations as its control number in determining earnings per share.

The Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

	For the year ended December 31,
	2006			2005
	As Restated	Currency translation	Constant currency	As reported
Revenue:
Hudson Americas	$306,732	$(274)	$306,458	$291,209
Hudson Europe	458,815	(4,101)	454,714	450,727
Hudson Asia Pacific	392,327	9,480	401,807	386,518

Total	1,157,874	5,105	1,162,979	1,128,454

Direct costs:
Hudson Americas	215,271	(44)	215,227	199,722
Hudson Europe	249,849	(2,123)	247,726	261,284
Hudson Asia Pacific	233,499	6,341	239,840	235,005

Total	698,619	4,174	702,793	696,011

Gross margin:
Hudson Americas	91,461	(230)	91,231	91,487
Hudson Europe	208,966	(1,978)	206,988	189,443
Hudson Asia Pacific	158,828	3,139	161,967	151,513

Total	$459,255	$931	$460,186	$432,443

Selling, general and administrative (a):
Hudson Americas	$103,200	$(200)	$103,000	$91,565
Hudson Europe	191,727	(1,872)	189,855	181,047
Hudson Asia Pacific	131,198	2,641	133,839	130,780
Corporate	31,119	—	31,119	37,989

Total	$457,244	$569	$457,813	$441,381

(a)	Selling, general and administrative expenses include the Consolidated Statements of Operations’ captions: salaries and related, acquisition-related expenses, office and general, marketing and promotion, and depreciation and amortization.

Hudson Americas

Hudson Americas’ revenue was $306.7 million for the year ended December 31, 2006, up 5.3% from $291.2 million for 2005. Revenues increased in both temporary contracting services (+3.8%) and permanent placement services (+32%). The largest contributors to the revenue growth were the practice groups of Legal (+29%), and Management Search (+51%). Accounting & Finance experienced a decline in work related to Sarbanes-Oxley from 2005, but these reductions were offset by increases in the risk management, internal audit and general financial solutions practices.

Hudson Americas’ direct costs for the year ended December 31, 2006 were $215.3 million compared to $199.7 million for 2005, an increase of 7.8%. The increase in the direct costs relates to the 3.8% increase in Hudson Americas’ contract revenue compared to 2005. On a constant currency basis, direct costs increased 7.8% for 2006 in comparison to 2005.

Hudson Americas’ gross margin for the year ended December 31, 2006 was $91.5 million, unchanged from the year ended December 31, 2005. On a constant currency basis, gross margin decreased by 0.3% for the year ended December 31, 2006 when compared to the year ended December 31, 2005. Hudson Americas reported no change in gross margin due to declines in its Information Technology (“IT”) (-27%), and Financial Solutions (-4%) practice groups, partially offset by increases in the Legal (+17%), despite a lower temporary contracting margin contribution) and Management Search (+46%) practices groups. Gross margin, as a percentage of revenue, was 29.8% for 2006, a decrease from 31.4% for 2005, primarily as a result of a decrease in the temporary contracting gross margin as a percentage of temporary contracting revenue (23.0% in 2006 compared to 25.6% in 2005) from the Legal and IT practice groups as a result of increased competition. Permanent recruitment as a percentage of gross margin increased to approximately 29% in 2006, compared to 23% in 2005.

Hudson Americas’ selling, general and administrative costs were $103.2 million for the year ended December 31, 2006, higher by 12.7% from $91.6 million for 2005. Selling, general and administrative expenses were 33.6% and 31.4% as a percentage of revenue for 2006 and 2005, respectively. The increase in selling, general and administrative costs was primarily due to increases in sales and delivery compensation and commission expenses ($7.3 million) from compensation associated with the increases in permanent and contract placement revenue, and professional fees ($2.2 million) primarily from the comprehensive second quarter review of the accounting processes supported by the new PeopleSoft accounting and management reporting system, and depreciation and amortization ($1.2 million), which included $1.3 million of accelerated amortization expense related to the impairment of intangibles of the Hudson Americas talent management business’ Alder Novo acquisition.

Hudson Americas’ EBITDA was a loss of $7.6 million for the year ended December 31, 2006, a decrease of $12.1 million compared to income of $4.5 million for 2005. The decrease in EBITDA was primarily attributable to higher sales and delivery compensation expenses of $7.3 million, higher professional fees and contract staffing costs of $2.2 million, as described above and higher reorganization expenses of $1.3 million primarily from workforce reductions and closing the Center for High Performance. Hudson Americas’ talent management business reduced its EBITDA loss to $1.8 million in 2006 compared to $3.6 million for the comparable period in 2005.

Hudson Americas’ operating loss was $13.9 million for the year ended December 31, 2006, compared to a loss of $0.6 million for 2005. The decrease was essentially due to the same factors as discussed with respect to EBITDA.

Hudson Europe

Hudson Europe’s revenue was $458.8 million for the year ended December 31, 2006, up 1.8% from $450.7 million for 2005. On a constant currency basis, Hudson Europe’s revenue increased approximately 0.9% comparing 2006 to 2005. The largest decreases were principally from lower temporary contracting revenue in the U.K. (-11%), primarily in lower margin industrial contracting services, offset by increases achieved in the Netherlands professional staffing revenue (+197%), which was driven by the results of Balance Ervaring op Projectbasis B.V. (“Balance”) (acquired August 2005), increased talent management and recruitment revenue in Belgium (+15%), and increased recruitment revenue in France (+12%) and Central and Eastern Europe (+26%).

Hudson Europe’s direct costs for the year ended December 31, 2006 were $249.8 million, a decrease of $11.4 million, or 4.4%, compared to $261.3 million for 2005. On a constant currency basis, direct costs decreased 5.2% for 2006 in comparison to 2005. The decrease primarily reflects the lower temporary contracting revenue in the U.K., partially offset by the inclusion of Balance for the entire year of 2006.

Hudson Europe’s gross margin for the year ended December 31, 2006 was $209.0 million, an increase of $19.5 million, or 10.3%, from 2005. Gross margin, as a percentage of revenue, was 45.5% for 2006, an increase from 42.0% for 2005, primarily due to the reduction in lower margin business. On a constant currency basis, gross margin increased by 9.3% for the year ended December 31, 2006 when compared to 2005. Hudson Europe’s largest constant currency increases were in Balance (+192%), Belgium (+13%), France (+12%), and Central and Eastern Europe (+37%). Hudson Europe’s temporary gross margin as a percentage of temporary contracting revenue increased to 19.0% in 2006 from 15.8% in 2005. The increases in temporary contracting margins were a product of the addition of Balance and a strategic U.K. focus on higher margin contracts and exiting lower margin contracts, such as the sale of the Scottish industrial trade business.

Hudson Europe’s selling, general and administrative costs were $191.7 million for the year ended December 31, 2006, higher by 5.9% from $181.0 million for 2005. Selling, general and administrative expenses were 41.8% and 40.2% as a percentage of revenue for 2006 and 2005, respectively. On a constant currency basis, the 2005 selling, general and administrative expenses increased by 4.9% compared to 2005. Increases in selling, general and administrative costs for 2006 primarily came from higher amortization expense from the Balance acquisition’s intangible assets ($2.7 million), and expanded marketing expenses (+44%), partially offset by lower administrative fees (-81%), lower occupancy cost (-5%) and lower travel expenses (-8%). Acquisition-related expense for the Balance acquisition was $1.7 million in 2006.

Hudson Europe’s EBITDA was $21.4 million for the year ended December 31, 2006, an increase of $8.6 million compared to $12.8 million for 2005. Hudson Europe achieved an EBITDA of 4.7% of revenue in 2006 compared to 2.8% in 2005. Key EBITDA contributors included the United Kingdom (+44%), Netherlands (+214%), despite acquisition-related expenses of $1.7 million and France (+384%).

Hudson Europe’s operating income was $14.6 million for the year ended December 31, 2006, compared to $8.4 million for 2005. Hudson Europe’s 2006 improvement in operating results was essentially due to the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $392.3 million for year ended December 31, 2006, an increase of 1.5% from $386.5 million for 2005. On a constant currency basis, Hudson Asia Pacific’s revenue increased approximately 4.0% comparing 2006 to 2005. The largest constant currency revenue increases were achieved in Australian permanent placements (+14%) and talent management services (+14%), the Asian region’s permanent placement services (+13%), primarily in China (+43%), Singapore (+9%) and Hong Kong (+13%), and New Zealand’s temporary contracting business (+4%). The increases were partially offset by lower permanent placement revenue in New Zealand (-13%).

Hudson Asia Pacific’s direct costs for the year ended December 31, 2006 were $233.5 million, a decrease of $1.5 million, or 0.6%, compared to $235.0 million for 2005. On a constant currency basis, direct costs increased 2.1% for 2006 in comparison to 2005. The increase in direct costs in 2006 directly related to a 1% increase in temporary contracting cost in Australia and a 6% increase in temporary contracting costs in New Zealand that corresponded to the increase in the temporary contracting revenue.

Hudson Asia Pacific’s gross margin for the year ended December 31, 2006 was $158.8 million, higher by $7.3 million, or 4.8%, from $151.5 million reported for 2005. Gross margin, as a percentage of revenue, was 40.5% for 2006, an increase from 39.2% for 2005, primarily due to higher gross margin from permanent placement and talent management businesses. On a constant currency basis, gross margin increased by 6.9% for the year ended December 31, 2006 when compared to the year ended December 31, 2005. The gross margin increase was primarily growth in permanent placements in Australia (+15%) and Asia (+13%), partially offset by a decrease in New Zealand (-9%) from lower permanent placement services.

Hudson Asia Pacific’s selling general and administrative costs were $131.2 million for the year ended December 31, 2006, higher by $0.4 million, or 0.3%, from $130.8 million for 2005. Selling, general and administrative expenses were 33.4% and 33.8% as a percentage of revenue for 2006 and 2005. On a constant currency basis, the 2006 selling, general and administrative expenses increased by 2.3% compared to 2005. The increased expenses in 2006 were the result of increases in Australia and Asian markets for sales and delivery compensation expenses and occupancy expense, offset by lower depreciation and amortization expense in Australia and New Zealand.

Hudson Asia Pacific’s EBITDA was $30.0 million for the year ended December 31, 2006, an increase of 10.1%, or $2.8 million, from $27.2 million for 2005. The increase was from Australia (+13%) and Hong Kong (+69%).

Hudson Asia Pacific’s operating income was $26.8 million for the year ended December 31, 2006, an increase of 29.3%, or $6.1 million, from $20.7 million for 2005. Hudson Asia Pacific’s 2006 improvement in operating results was primarily due to the same EBITDA factors as discussed above and lower depreciation and amortization in Australia and New Zealand.

Corporate and Other

Corporate expenses for the year ended December 31, 2006 were $31.1 million compared to $38.0 million for 2005. The corporate expenses in 2006 decreased primarily as a result of lower compensation ($3.9 million), and marketing and advertising ($3.3 million) expenses, partially offset by higher depreciation and amortization expense primarily related to the accelerated amortization of the leasehold improvements at the former corporate offices ($2.8 million) vacated in early 2007.

Other non-operating expense, including net interest expense, was $0.05 million for the year ended December 31, 2006, lower by $2.2 million when compared to $2.3 million for 2005. Non-operating expense for 2006 included the gain on the sale of the Scottish industrial trade business ($0.6 million).

Provision for income taxes

The provision for income taxes for the year ended December 31, 2006 was $3.8 million on a loss from continuing operations of $4.4 million, compared with a provision of $4.5 million on a loss from continuing operations of $11.7 million for 2005. The change in the Company’s tax provision for the year ended December 31, 2006, compared to 2005, was primarily due to deferred income tax benefits in foreign jurisdictions ($6.6 million), primarily from the release of valuation allowances on tax loss carry-forwards, offset by increased current provisions for foreign ($5.6 million) and state and local ($2.0 million) income taxes. The increase in current foreign tax provisions resulted from increased profits in international countries where there are no tax loss carry forwards to offset taxable income. The effective tax rate differs from the U.S. Federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, which include corporate expenses, partially offset by the release of the valuation allowance on deferred tax assets related to net operating loss carry-forwards in tax jurisdictions where profits are now being generated. Other factors include state taxes, non-deductible expenses such as amortization and variations from the U.S. tax rate in foreign jurisdictions.

Loss from Continuing Operations

Loss from continuing operations was $8.2 million for the year ended December 31, 2006, compared to a net loss of $16.2 million for 2005. Basic and diluted loss per share from continuing operations were $0.34 and $0.73, for the years ended December 31, 2006 and 2005, respectively. Basic average shares outstanding increased in 2006 as a result of the issuance of shares of our common stock in June 2005 and from various employee stock compensation awards that vested or were issued or granted at various times during 2006. For 2006 and 2005, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Discontinued Operations

Income from discontinued operations was $28.6 million for the year ended December 31, 2006, compared to income of $16.4 million for 2005. The 2006 results included a gain from the sale of Highland of $20.4 million, pre-tax income from the discontinued operations of $9.7 million, and related tax expenses of $1.5. The income from the operations of Highland decreased in 2006 when compared to 2005 as a result of a shortened 2006 period of operations, additional costs to close operations, and lower non-operating income.

Net Income

Net income was $20.4 million for the year ended December 31, 2006, compared to $0.2 million for 2005. Basic and diluted earnings per share were $0.83 and $0.01 for the years ended December 31, 2006 and 2005, respectively. For 2006 and 2005, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. The Company used loss from continuing operations as its control number in determining earnings per share.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from funding working capital requirements and capital investment in information technology and facilities.

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

As of December 31, 2007 there were no outstanding borrowings under the Credit Facility and there were a total of $7.9 million of outstanding letters of credit issued under the Credit Facility. Available credit for use under the Credit Facility as of December 31, 2007 was $67.1 million.

The Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends; (2) requirements that the Company maintain its minimum EBITDA (as defined in the Credit Facility) and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness and repurchases of the Company’s stock. The Credit Facility allows certain permitted investments in the aggregate amount not to exceed $25 million per year and certain permitted dispositions in the aggregate amount not to exceed $15 million per year.

The financial covenants of the Credit Facility include a minimum quarterly EBITDA for a twelve-month period and maximum capital expenditures for each fiscal year. The minimum EBITDA covenant provides that the Company’s quarterly EBITDA for a trailing twelve-month period may not be less than $25 million. The maximum capital expenditure covenant provides that the Company’s capital expenditures in each fiscal year may not exceed $18 million. The borrowing base is determined under the Credit Facility as an agreed percentage of eligible accounts receivable, less reserves. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

The Company filed a shelf registration with the Securities and Exchange Commission in 2004 to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired.

The Company generated cash from operating activities of $37.7 million and $35.9 million for the years ended December 31, 2007 and 2006, respectively. Increased cash provided by operating activities in 2007 compared to 2006 was primarily from an increase of $1.9 million due to lower gains on asset dispositions, lower net earnings and decreases in accounts payable which were offset by collections on accounts receivable and non-cash acquisition-related expenses. Cash flows provided from discontinued operations included in operating activities for the years ended December 31, 2007, 2006 and 2005 were $3.3 million, $8.5 million and $12.5 million, respectively.

During the year ended December 31, 2007, the Company used $50.8 million in investing activities compared to cash provided by investing activities of $1.9 for the year ended December 31, 2006. This increase in cash used in investing activities was the result of increases in acquisition payments of $27.3 million, decreased proceeds from the sale of assets of $10.4, an increased balance in restricted cash of $2.9 million and increased capital expenditures of $2.0 million. Cash flows used in discontinued operations included in investing activities for the years ended December 31, 2007, 2006 and 2005 were $0, $0.1 million and $0.3 million, respectively.

During the year ended December 31, 2007, the Company provided cash from financing activities of $4.9 million compared to $28.8 million used during the year ended December 31, 2006. The increase in cash generated from financing activities was due to a net decrease in payments on borrowings under the Credit Facility of $30.0 million, decreased payments on long term debt of $2.5 million and an increase in cash from stock issuance proceeds of $1.2 million. There were no financing cash flows from discontinued operations for the years ended December 31, 2007, 2006 and 2005.

The Company believes that its cash and cash equivalents on hand at December 31, 2007, supplemented by availability under the Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months.

The Company’s near-term cash requirements are primarily related to funding operations, a portion of prior year restructuring actions, contingent payments related to prior acquisition earn-out liabilities and capital expenditures. However, the Company cannot provide assurance that actual cash requirements will not be greater in the future from those currently expected. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. The Company estimates that earn-out payments related to prior period acquisitions could be between $1 million and $3 million during 2008.

Off-Balance Sheet Arrangements.

As of December 31, 2007, the Company had no off-balance sheet arrangements.

Contractual Obligations.

The Company has entered into various commitments that will affect its cash generation capabilities going forward. Particularly, it has entered into several non-cancelable operating leases for facilities and equipment worldwide. Future contractual obligations as of December 31, 2007 are as follows (dollars in thousands) (commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2007):

Contractual Obligation (a)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$40,340	$56,989	$29,405	$49,969	$176,703
Capital lease obligations (b)	243	—	—	—	243
Other long term liabilities:
Reorganization expenses	3,490	2,626	63	—	6,179
Merger and integration expenses	314	327	—	—	641

Total	$44,387	$59,942	$29,468	$49,969	$183,766

(a)	Other non-current liabilities of $18,649, primarily related to mandated employee benefit obligations, do not have readily determinable payment periods and are therefore not included in the schedule.
(b)	Capital lease obligations presented here exclude the interest portion of the obligation, which is considered immaterial.

REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the Company’s history of negative cash flows and operating losses may continue, (2) the ability of clients to terminate their relationship with the Company at any time, (3) the impact of global economic fluctuations on the Company’s temporary contracting operations, (4) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (5) risks relating to the Company’s international operations, including foreign currency fluctuations, (6) risks and financial impact associated with acquisitions and dispositions of non-core businesses; (7) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (8) competition in the Company’s markets and the Company’s dependence on highly skilled professionals, (9) fluctuations in the Company’s operating results from quarter to quarter, (10) restrictions imposed by blocking arrangements, (11) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (12) the Company’s dependence on key management personnel, (13) the impact of government regulations and (14) the Company’s ability to maintain effective internal control over financial reporting. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s long-term borrowings are in fixed rate capital leases for leasehold improvements. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. We do not trade derivative financial instruments for speculative purposes.

The Company conducts operations in various other countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the year ended December 31, 2007, the Company earned approximately 83% of its gross margin outside the United States, and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the year ended December 31, 2007, the Company had translation gains of $8.4 million, primarily attributable to the weakening of the U.S. dollar against the British pound, the Euro and the Australian dollar offset by approximately $7.4 million of accumulated foreign currency translation gains previously included in other comprehensive income and now reclassified in accordance with SFAS No. 52, “Foreign Currency Translation” to gain on sale of discontinued operations as a result of the complete sale of the Netherlands reintegration business.

The Company’s objective is to reduce earnings and cash flow volatility associated with currency exchange rate changes. Accordingly, the Company from time to time enters into foreign currency forward contracts where it has determined that the exposure to currency exchange rate risk related to specific transactions is significant enough to justify the related costs. At December 31, 2007, there was one outstanding foreign currency forward contract, which matured in early January 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a—15(f) and 15(d)—15 (f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. That attestation report is set forth immediately following the report of BDO Seidman, LLP on the financial statements included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Hudson Highland Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Highland Group, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, effective January 1, 2007, the company adopted FASB Interpretation No. 48, Accounting for Income Taxes. As discussed in Note 5 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2006, for the accrual of acquisition related payments, a portion of which is goodwill and a portion of which is expense.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hudson Highland Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York
March 6, 2008

Board of Directors and Shareholders

Hudson Highland Group, Inc.

New York, New York

We have audited Hudson Highland Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hudson Highland Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Highland Group, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2007 and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York
March 6, 2008

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006 (Restated)	2005
Revenue	$1,179,075	$1,157,874	$1,128,454
Direct costs (Note 3)	671,162	698,619	696,011

Gross margin	507,913	459,255	432,443
Operating expenses:
Salaries and related	349,944	323,755	311,998
Office and general	97,347	94,407	95,463
Marketing and promotion	19,122	17,592	17,417
Acquisition-related expenses	5,299	1,687	—
Depreciation and amortization	14,624	19,803	16,503
Business reorganization expenses	4,362	6,015	511
Merger and integration expenses (recoveries)	(787)	362	(70)

Total operating expenses	489,911	463,621	441,822

Operating income (loss)	18,002	(4,366)	(9,379)

Other income (expense):
Interest, net	700	(1,634)	(1,802)
Other, net	3,445	1,584	(513)

Income (loss) from continuing operations before provision for income taxes	22,147	(4,416)	(11,694)
Provision for income taxes	17,240	3,771	4,532

Income (loss) from continuing operations	4,907	(8,187)	(16,226)
Income from discontinued operations, net of income taxes	10,074	28,615	16,427

Net income	$14,981	$20,428	$201

Earnings per share:
Basic
Income (loss) from continuing operations	$0.19	$(0.34)	$(0.73)
Income from discontinued operations	0.40	1.17	0.74

Net income	$0.59	$0.83	$0.01

Diluted
Income (loss) from continuing operations	$0.19	$(0.34)	$(0.73)
Income from discontinued operations	0.39	1.17	0.74

Net income	$0.58	$0.83	$0.01

Basic weighted average shares outstanding:	25,274,000	24,471,000	22,295,000
Diluted weighted average shares outstanding:	25,914,000	24,471,000	22,295,000

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

.

	December 31,
	2007	2006 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$39,245	$44,649
Accounts receivable, less allowance for doubtful accounts of $4,838 and $6,162 respectively	189,072	204,746
Prepaid and other	18,493	16,609
Current assets of discontinued operations	12,265	14,103

Total current assets	259,075	280,107
Intangibles, net	78,235	38,916
Property and equipment, net	29,470	27,276
Other assets	7,214	4,560
Non-current assets of discontinued operations	212	1,323

Total assets	$374,206	$352,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,237	$21,274
Accrued expenses and other current liabilities	120,842	125,561
Short-term borrowings and current portion of long-term debt	243	238
Accrued business reorganization expenses	3,490	5,077
Accrued merger and integration expenses	314	837
Current liabilities of discontinued operations	6,300	14,302

Total current liabilities	152,426	167,289
Other non-current liabilities	18,649	8,204
Accrued business reorganization expenses, non-current	2,689	3,409
Accrued merger and integration expenses, non-current	327	1,721
Long-term debt, less current portion	—	235

Total liabilities	174,091	180,858
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; issued 25,690,631 and 24,957,732 shares, respectively	26	25
Additional paid-in capital	444,075	427,645
Accumulated deficit	(288,587)	(300,031)
Accumulated other comprehensive income—translation adjustments	44,946	43,915
Treasury stock, 24,680 and 15,798 shares, respectively, at cost	(345)	(230)

Total stockholders’ equity	200,115	171,324

	$374,206	$352,182

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006 (Restated)	2005
Cash flows from operating activities:
Net income (loss)	$14,981	$20,428	$201
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,989	21,292	18,412
Provision for (recovery of) doubtful accounts	(88)	2,993	2,233
(Benefit from) provision for deferred income taxes	(563)	(7,576)	1,021
Stock based compensation	5,514	5,956	5,264
Net (gain) loss on disposal of assets	(10,174)	(20,681)	(559)
Non-cash acquisition-related expenses	3,551	—	—
Changes in assets and liabilities, net of effects of business acquisitions:
Decrease (increase) in accounts receivable, net	26,190	12,895	(51,331)
Decrease (increase) in other assets	1,002	4,263	(2,313)
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(12,748)	(2,806)	9,113
Decrease in accrued business reorganization expenses	(2,965)	(107)	(6,688)
Decrease in accrued merger and integration expenses	(1,948)	(790)	(1,651)

Total adjustments	22,760	15,439	(26,499)

Net cash provided by (used in) operating activities	37,741	35,867	(26,298)

Cash flows from investing activities:
Capital expenditures	(13,250)	(11,210)	(9,933)
Proceeds from the sale of assets	2,859	23,323	—
Payments for acquisitions, net of cash acquired	(37,546)	(10,232)	(25,782)
Increase in restricted cash	(2,900)	—	—

Net cash provided by (used in) investing activities	(50,837)	1,881	(35,715)

Cash flows from financing activities:
Borrowings under credit facility	485,423	540,869	355,644
Repayments under credit facility	(485,423)	(570,941)	(325,571)
Net payments on long-term debt	(279)	(2,807)	(2,791)
Issuance of common stock—Long Term Incentive Plan option exercises	3,606	1,961	1,472
Issuance of common stock—employee stock purchase plans	1,652	2,115	2,142
Proceeds from issuance of common stock	—	—	44,961
Purchase of restricted stock from employees	(115)	—	—

Net cash (used in) provided by financing activities	4,864	(28,803)	75,857

Effect of exchange rates on cash and cash equivalents	2,828	1,596	(800)
Net increase (decrease) in cash and cash equivalents	(5,404)	10,541	13,044
Cash and cash equivalents, beginning of year	44,649	34,108	21,064

Cash and cash equivalents, end of year	$39,245	$44,649	$34,108

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated (deficit) earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total	Total comprehensive income (loss)
	Shares	Value
Balance January 1, 2005	20,597,168	$21	$361,049	$(318,800)	$41,694	$(230)	$83,734	$(27,614)

Net income				201			201	201
Other comprehensive loss, translation adjustments					(6,883)		(6,883)	(6,883)
Issuance of shares for 401(k) plan contribution	94,960		1,563				1,563
Issuance of shares from exercise of stock options	187,038		1,472				1,472
Issuance of shares for employee stock purchase plans	167,583		2,142				2,142
Issuance of shares	3,223,640	3	44,958				44,961
Stock-based compensation	54,275		5,264				5,264

Balance December 31, 2005	24,324,664	24	416,448	(318,599)	34,811	(230)	132,454	$(6,682)

Cumulative effect of the adoption of SAB 108 (Note 2)			(907)	(1,860)			(2,767)
Net income (Restated, Note 2)				20,428			20,428	$20,428
Other comprehensive loss, translation adjustments					9,104		9,104	9,104
Issuance of shares for 401(k) plan contribution	126,950		2,073				2,073
Issuance of shares from exercise of stock options	243,105		1,961				1,961
Issuance of shares for employee stock purchase plans	229,380	1	2,114				2,115
Stock-based compensation	17,835		5,956				5,956

Balance December 31, 2006 (Restated, Note 2)	24,941,934	25	427,645	(300,031)	43,915	(230)	171,324	$29,532

Cumulative effect of adoption of FIN 48				(3,537)			(3,537)
Net income				14,981			14,981	$14,981
Other comprehensive income, translation adjustments					1,031		1,031	1,031
Purchase of treasury stock	(8,882)					(115)	(115)
Compensation on JMT acquisition			3,551				3,551
Issuance of shares for 401(k) plan contribution	134,331		2,108				2,108
Issuance of shares from exercise of stock options	397,960	1	3,605				3,606
Issuance of shares for employee stock purchase plans	151,108		1,652				1,652
Stock-based compensation	49,500		5,514				5,514

Balance December 31, 2007	25,665,951	$26	$444,075	$(288,587)	$44,946	$(345)	$200,115	$16,012

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

Hudson Highland Group, Inc. and its subsidiaries (the “Company”) are comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific (“Hudson regional businesses” or “Hudson”). The Company has operated as an independent publicly held company since its spin-off (the “Distribution”) from Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc., on March 31, 2003 (the “Distribution Date”).

Reporting Segments

The Company provides professional staffing services on a permanent and contract basis and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into three reportable segments: Hudson Americas, Hudson Europe, and Hudson Asia Pacific, which constituted approximately 17%, 47% and 36% of the Company’s gross margin, respectively, for the year ended December 31, 2007.

Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional consulting.

Hudson Americas operates from 35 offices in two countries, with 95% of its 2007 gross margin generated in the United States. Hudson Europe operates from 46 offices in 17 countries, with 54% of its 2007 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 21 offices in 6 countries, with 65% of its 2007 gross margin stemming from Australia.

Hudson’s three regional businesses provide contract personnel and permanent recruitment services to a wide range of clients. With respect to contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The Company is one of the world’s largest specialized professional staffing and talent management solutions firms. The assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services, or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

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

Discontinued Operations

The Company has designated certain of its operations as discontinued operations in the accompanying financial statements, as further discussed in Note 4.

2.	RESTATEMENT OF RESULTS AND ADOPTION OF SAB 108

Restatement for Balance—Consideration Paid to Shareholders of Balance Ervaring Op Projectbasis B.V.

The Company has restated its Consolidated Financial Statements as of and for the year ended December 31, 2006 and its quarterly results of operations for the three months ended September 30, 2006 and December 31, 2006. In addition, the Company has restated its quarterly results of operations for the three months ended March 31, 2007, June 30, 2007 and September 30, 2007. The restatement involved the timing of recording contingent payments related to the acquisition of Balance Ervaring Op Projectbasis B.V. (“Balance”) and to expense a portion of the contingent payments, including $1,687 (€1,300) that was previously recorded as goodwill when the amount was paid in the second quarter of 2007.

The following is a description of the accounting adjustments included in the restatement of the Company’s Consolidated Financial Statements and the effect of such adjustments at December 31, 2006 on the Consolidated Balance Sheet and on the Consolidated Statement of Operations and Change in Stockholders’ Equity for the year then ended and on the unaudited selected quarterly financial data for the three months ended September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. All amounts included in this report as of and for the years ended December 31, 2005 and for the three months ended March 31, 2006 and June 30, 2006 were not affected by the restatement.

This restatement resulted in an increase in the Company’s and the Hudson Europe segment’s reported operating expenses and related impact on EBITDA (see Note 19), operating income (loss), income (loss) from continuing operations and net income (loss) for each of the periods as follows:

Three months ended September 30, 2006	$829 ($0.03 per basic and diluted share)
Three months ended December 31, 2006	$858 ($0.03 per basic and diluted share)
Year ended December 31, 2006	$1,687 ($0.07 per basic and diluted share)
Three months ended March 31, 2007	$298 ($0.01 per basic and diluted share)
Three months ended June 30, 2007	$302 ($0.01 per basic and diluted share)
Three months ended September 30, 2007	$311 ($0.01 per basic and diluted share)

The restatement also resulted in an increase in goodwill and accrued expenses as of December 31, 2006 of $1,313 and $3,019, respectively.

The restatement did not affect the Company’s cash flows for any of the periods.

The Company entered into a share purchase agreement dated July 19, 2005 for the acquisition of Balance. The purchase price for Balance was €20,750 plus a series of contingent payments to be made annually based upon future minimum annual earnings thresholds during the first three years subsequent to the purchase. On July 12, 2006, the Company entered into an amendment to the share purchase agreement, which changed the earn-out formula to increase the potential future maximum contingent payments related to calendar 2006 from €1,000 to €2,300 and in calendar 2007 from €2,250 to €3,500. The Company recorded the contingent payment for calendar 2006, including the increased maximum earn-out, when paid in April 2007 as an adjustment of the purchase price and added the amount to the recorded value of goodwill. The Company has evaluated the amendment and has determined that this amendment would be considered a new agreement, separate from the original share purchase agreement, outside of the guidance of Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations.” Accordingly, the amount paid in excess of the original maximum contingent payment would not be considered additional purchase price under the contingent consideration provisions of SFAS 141. Instead it should be recorded as expense in the period in which the amount is estimable and becomes probable of being paid under the guidance of SFAS 5, “Accounting for Contingencies,” also considering the interim accounting guidance provided under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.” Accordingly, the Company accrued $1,687 (€1,300) that it previously recorded as goodwill when paid in April 2007 as an expense in the third and fourth quarters of 2006 and accrued the remaining contingent payment related to calendar 2006 of approximately $1,313 (€1,000) as goodwill as of December 31, 2006. In addition, the Company recorded a total of approximately $911 as a period expense over the first, second and third quarters of 2007 related to the increased maximum contingent payment amount for calendar 2007 to be paid in April 2008.

The following table presents the effect of the restatement on the previously reported Consolidated Condensed Statement of Operations for the three months ended September 30, 2006 (dollars in thousands)—(unaudited):

	Three months ended September 30, 2006
	As reported (a)	Adjustment	Restated
Revenue	$299,517	$—	$299,517
Direct costs	181,190	—	181,190

Gross margin	118,327	—	118,327
Selling, general and administrative expenses	109,364	—	109,364
Acquisition-related expenses	—	829	829
Depreciation and amortization	3,732	—	3,732
Business reorganization expenses	2,062	—	2,062
Merger and integration expenses	14	—	14

Operating income	3,155	(829)	2,326
Other income (expense)
Other, net	727	—	727
Interest, net	(662)	—	(662)

Income from continuing operations before income taxes	3,220	(829)	2,391
Income taxes	1,994	—	1,994

Income from continuing operations	1,226	(829)	397
Income from discontinued operations	3,100	—	3,100

Net income	$4,326	$(829)	$3,497

Basic income per share:
Income from continuing operations	$0.05		$0.02
Income from discontinued operations	0.13		0.13

Net income	$0.18		$0.15

Diluted income per share:
Income from continuing operations	$0.05		$0.02
Income from discontinued operations	0.12		0.12

Net income	$0.17		$0.14

(a)	The “As Reported” column reflects amounts previously reported adjusted for discontinued operations (see Note 4).

The following table presents the effect of the restatement on the previously reported Consolidated Condensed Statement of Operations for the three months ended December 31, 2006 (dollars in thousands)—(unaudited):

	Three months ended December 31, 2006
	As reported (a)	Adjustment	Restated
Revenue	$286,421	$—	$286,421
Direct costs	168,355	—	168,355

Gross margin	118,066	—	118,066
Selling, general and administrative expenses	106,289	—	106,289
Acquisition-related expenses	—	858	858
Depreciation and amortization	8,117	—	8,117
Business reorganization expenses	3,297	—	3,297
Merger and integration expenses	287	—	287

Operating income (loss)	76	(858)	(782)
Other income (expense):
Interest, net	173	—	173
Other, net	(223)	—	(223)

Income (loss) from continuing operations before income taxes	26	(858)	(832)
Income taxes (benefit)	(2,011)	—	(2,011)

Income from continuing operations	2,037	(858)	1,179
Income from discontinued operations	21,666	—	21,666

Net income	$23,703	$(858)	$22,845

Basic income per share:
Income from continuing operations	$0.08		$0.05
Income from discontinued operations	0.88		0.88

Net income	$0.96		$0.93

Diluted income per share:
Income from continuing operations	$0.08		$0.05
Income from discontinued operations	0.86		0.86

Net income	$0.94		$0.91

(a)	The “As Reported” column reflects amounts previously reported adjusted for discontinued operations (see Note 4).

The following table presents the effect of the restatement on the previously reported Consolidated Statement of Operations for the year ended December 31, 2006 (dollars in thousands):

	Year ended December 31, 2006
	As reported (a)	Adjustment	Restated
Revenue	$1,157,874	$—	$1,157,874
Direct costs	698,619	—	698,619

Gross margin	459,255	—	459,255
Selling, general and administrative expenses	435,754	—	435,754
Acquisition-related expenses	—	1,687	1,687
Depreciation and amortization	19,803	—	19,803
Business reorganization expenses	6,015	—	6,015
Merger and integration expenses	362	—	362

Operating loss	(2,679)	(1,687)	(4,366)
Other income (expense):
Interest, net	(1,634)	—	(1,634)
Other, net	1,584	—	1,584

Loss from continuing operations before income taxes	(2,729)	(1,687)	(4,416)
Income taxes	3,771	—	3,771

Loss from continuing operations	(6,500)	(1,687)	(8,187)
Income from discontinued operations	28,615	—	28,615

Net income	$22,115	$(1,687)	$20,428

Basic income per share:
Loss from continuing operations	$(0.27)		$(0.34)
Income from discontinued operations	1.17		1.17

Net income	$0.90		$0.83

Diluted income per share:
Loss from continuing operations	$(0.27)		$(0.34)
Income from discontinued operations	1.17		1.17

Net income	$0.90		$0.83

(a)	The “As Reported” column reflects amounts previously reported adjusted for discontinued operations (see Note 4).

The following table presents the effect of the restatement on the previously reported Consolidated Condensed Statement of Operations for the three months ended March 31, 2007 (dollars in thousands)—(unaudited):

	Three months ended March 31, 2007
	As reported (a)	Adjustment	Restated
Revenue	$288,150	$—	$288,150
Direct costs	170,407	—	170,407

Gross margin	117,743	—	117,743
Selling, general and administrative expenses	112,965	—	112,965
Acquisition-related expenses	—	298	298
Depreciation and amortization	3,695	—	3,695
Business reorganization expenses	3,116	—	3,116

Operating loss	(2,033)	(298)	(2,331)
Other income:
Interest, net	212	—	212
Other, net	2,607	—	2,607

Income from continuing operations before income taxes	786	(298)	488
Income taxes	2,266	—	2,266

Loss from continuing operations	(1,480)	(298)	(1,778)
Income from discontinued operations	1,833	—	1,833

Net income	$353	$(298)	$55

Basic income per share:
Loss from continuing operations	$(0.06)		$(0.07)
Income from discontinued operations	0.07		0.07

Net income	$0.01		$—

Diluted income per share:
Loss from continuing operations	$(0.06)		$(0.07)
Income from discontinued operations	0.07		0.07

Net income	$0.01		$—

(a)	The “As Reported” column reflects amounts previously reported adjusted for discontinued operations (see Note 4).

The following table presents the effect of the restatement on the previously reported Consolidated Condensed Statement of Operations for the three months ended June 30, 2007 (dollars in thousands)—(unaudited):

	Three months ended June 30, 2007
	As reported (a)	Adjustment	Restated
Revenue	$298,528	$—	$298,528
Direct costs	168,324	—	168,324

Gross margin	130,204	—	130,204
Selling, general and administrative expenses	117,978	—	117,978
Acquisition-related expenses	3,551	302	3,853
Depreciation and amortization	3,854	—	3,854
Business reorganization expenses	1,578	—	1,578
Merger and integration recoveries	(42)	—	(42)

Operating income	3,285	(302)	2,983
Other income (expense):
Interest, net	435	—	435
Other, net	(19)	—	(19)

Income from continuing operations before income taxes	3,701	(302)	3,399
Income taxes	4,491	—	4,491

Loss from continuing operations	(790)	(302)	(1,092)
Income from discontinued operations	474	—	474

Net loss	$(316)	$(302)	$(618)

Basic income per share:
Loss from continuing operations	$(0.03)		$(0.04)
Income from discontinued operations	0.02		0.02

Net loss	$(0.01)		$(0.02)

Diluted income per share:
Loss from continuing operations	$(0.03)		$(0.04)
Income from discontinued operations	0.02		0.02

Net loss	$(0.01)		$(0.02)

(a)	The “As Reported” column reflects amounts previously reported adjusted for discontinued operations (see Note 4).

The following table presents the effect of the restatement on the previously reported Consolidated Condensed Statement of Operations for the three months ended September 30, 2007 (dollars in thousands)—(unaudited):

	Three months ended September 30, 2007
	As reported (a)	Adjustment	Restated
Revenue	$301,913	$—	$301,913
Direct costs	171,931	—	171,931

Gross margin	129,982	—	129,982
Selling, general and administrative expenses	118,959	—	118,959
Acquisition-related expenses	—	311	311
Depreciation and amortization	3,543	—	3,543
Business reorganization recoveries	(56)	—	(56)
Merger and integration recoveries	(753)	—	(753)

Operating income	8,289	(311)	7,978
Other income (expense):
Interest, net	(142)	—	(142)
Other, net	1,099	—	1,099

Income from continuing operations before income taxes	9,246	(311)	8,935
Income taxes	5,721	—	5,721

Income from continuing operations	3,525	(311)	3,214
Income from discontinued operations	365	—	365

Net income	$3,890	$(311)	$3,579

Basic income per share:
Income from continuing operations	$0.14		$0.13
Income from discontinued operations	0.01		0.01

Net income	$0.15		$0.14

Diluted income per share:
Income from continuing operations	$0.14		$0.13
Income from discontinued operations	0.01		0.01

Net income	$0.15		$0.14

(a)	The “As Reported” column reflects amounts previously reported adjusted for discontinued operations (see Note 4).

The following table presents the effect of the restatement on the previously reported Consolidated Balance Sheet as of December 31, 2006 (dollars in thousands)—(unaudited):

	As of December 31, 2006
	As reported (a)	Adjustment	Restated
ASSETS
Current assets:
Cash and cash equivalents	$44,649	$—	$44,649
Accounts receivable, net	204,746	—	204,746
Prepaid and other	16,609	—	16,609
Current assets of discontinued operations	14,103	—	14,103

Total current assets	280,107	—	280,107
Intangibles, net	37,603	1,313	38,916
Property and equipment, net	27,276	—	27,276
Other assets	4,560	—	4,560
Non-current assets of discontinued operations	1,323	—	1,323

Total assets	$350,869	$1,313	$352,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,274	—	$21,274
Accrued expenses and other current liabilities	122,542	3,019	125,561
Short-term borrowings and current portion of long-term debt	238	—	238
Accrued business reorganization expenses	5,077	—	5,077
Accrued merger and integration expenses	837	—	837
Liabilities from discontinued operations	14,302	—	14,302

Total current liabilities	164,270	3,019	167,289
Other non-current liabilities	8,204	—	8,204
Accrued business reorganization expenses, non-current	3,409	—	3,409
Accrued merger and integration expenses, non-current	1,721	—	1,721
Long-term debt, less current portion	235	—	235

Total liabilities	177,839	3,019	180,858
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	25	—	25
Additional paid-in capital	427,645	—	427,645
Accumulated deficit	(298,344)	(1,687)	(300,031)
Accumulated other comprehensive income-translation adjustments	43,934	(19)	43,915
Treasury stock	(230)	—	(230)

Total stockholder’s equity	173,030	(1,706)	171,324

	$350,869	$1,313	$352,182

(a)	The “As Reported” column reflects amounts previously reported adjusted for discontinued operations (see Note 4).

Adoption of SAB 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, which became effective for years ending on or after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 permitted companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108.

The Company adopted SAB 108, effective January 1, 2006, with an adjustment to record credits of $923 to unbilled accounts receivable, $140 to accrued expenses and other current liabilities and $1,704 to other long-term liabilities with the offsetting debits of $1,860 to retained deficit and $907 to additional paid-in capital.

This adjustment represents two items: an un-reconciled difference in unbilled accounts receivable, for which the applicable prior period could not practicably be determined, and a correction of an error in the amortization of a free rent amount related to a lease of office space in the United Kingdom. The un-reconciled difference in unbilled accounts receivable was discovered in the second quarter of 2006 during a comprehensive review of the accounting processes supported by the new PeopleSoft accounting and management reporting system implemented in 2005 in the Hudson Americas business units. An adjustment of unbilled accounts receivable totaling $923 could not be reconciled to the reported balances. After an extensive financial and accounting review by the Company and its experts, the period in which the error occurred could not be determined with certainty, but management concluded that the error most likely occurred prior to January 1, 2005, as the periods after that date were covered by the comprehensive review. The possible overstatement of revenue during the years prior to December 31, 2004 was not considered material, separately or in addition to the lease item noted below, to the reported losses in those years and those results therefore were not restated.

The second item was a lease entered into in 2001. The lease has a term of twenty years; however the initial amortization of the free rent period was incorrectly taken over a four and a half year period, until the first rent review date, rather than the lease term. The error was discovered during the year ended December 31, 2005 and that year’s statement of operations was properly stated. The understatement of expense for the years ended December 31, 2004, 2003, 2002 and 2001 totaled $1,844 and was not considered material to the reported losses in those years and those results therefore were not restated. The $907 debit to additional paid-in capital represents the portion of the adjustment for the lease that relates to the period prior to the Distribution.

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

Foreign Currency Risk Management

The Company periodically enters into forward contracts to reduce exposure to currency exchange rate risk related to short-term inter-company loans denominated in currencies other than the functional currency. The Company does not apply hedge accounting, and all gains and losses are included in other expense. The Company does not trade derivative financial instruments for speculative purposes.

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

Revenue, direct costs and gross margin of the Company were as follows:

	Year ended December 31, 2007			Year ended December 31, 2006			Year ended December 31, 2005
	Temporary	Other	Total	Temporary	Other	Total	Temporary	Other	Total
Revenue	$808,085	$370,990	$1,179,075	$838,192	$319,682	$1,157,874	$831,353	$297,101	$1,128,454
Direct costs	640,534	30,628	671,162	673,854	24,765	698,619	670,237	25,774	696,011

Gross margin	$167,551	$340,362	$507,913	$164,338	$294,917	$459,255	$161,116	$271,327	$432,443

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

Cash and Cash Equivalents

Cash and cash equivalents, which consist primarily of money market funds, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents. At December 31, 2007 and 2006, outstanding checks in excess of cash account balances were $7,025 and $7,798, respectively, and are included in accounts payable on the accompanying balance sheet.

Restricted Cash

During 2007, the Company deposited $2,900 with an independent financial institution in a restricted account for the purpose of securing its Hudson U.S. workers’ compensation obligations. These deposits are restricted cash and represent deposits that have been provided or pledged to an insurance company to cover the cost of claims in the event the Company is unable to make payment on such claims. The restrictions on these deposits may be released as workers’ compensation claims are paid or when letters of credit are issued to cover the estimated obligation. This replaces a letter of credit of $2,900 that the Company had for this purpose. This restricted cash is held in interest bearing accounts and the interest is accrued for the benefit of the Company. Restricted cash is included in other long term assets.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s international subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statements of Operations accounts are translated at the average rate of exchange prevailing during each period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the other comprehensive income (loss) account in stockholders’ equity, other than translation adjustments on short-term intercompany balances, which are included in other income (expense). Gains and losses resulting from other foreign currency transactions are included in other income (expense). Intercompany receivable balances of a long-term investment nature are considered part of the Company’s permanent investment in a foreign jurisdiction and the gains or losses on these balances are reported in other comprehensive income.

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

On July 13, 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)—an interpretation of SFAS No. 109,

“Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company’s adoption of FIN 48 as of January 1, 2007 resulted in a cumulative adjustment of $3,537, which was accounted for as an increase in non-current liabilities for unrecognized tax benefits and an increase to beginning retained deficit. The cumulative effect adjustment consisted of $1,969 for income taxes related to both foreign and U.S. state and local jurisdictions, $671 of interest and $897 of penalties related to uncertain tax benefits. Accrued interest and penalties were $1,568 as of January 1, 2007. As of December 31, 2007, the Company had approximately $6,390 of unrecognized tax benefits, excluding interest and penalties of $2,019 which if recognized in the future, would affect the annual effective income tax rate. See Note 14—Income Taxes for further information regarding FIN 48.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the years ended December 31, 2006 and 2005, the effect of approximately 768,000 and 1,379,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

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

Stock-Based Compensation

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. In adopting SFAS 123R, the Company chose to apply the “modified retrospective method,” requiring the Company to recognize stock compensation expense for stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. Prior period results have been adjusted for the application of the modified retrospective method. For additional discussion of stock-based compensation, see Note 5.

Effect of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company believes that the adoption of SFAS 157 will not have a material effect on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. The statement is effective in the fiscal first quarter of 2008 and the Company expects to adopt the statement at that time. The Company believes that the adoption of SFAS 159 will not have a material effect on its results of operations or financial position.

On December 4, 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize the acquisition-date fair value of all assets acquired and liabilities assumed including contingent consideration and those relating to minority interests. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The provisions of SFAS 141R will impact the Company if it is party to a business combination after the pronouncement has been adopted.

On December 4, 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company does not currently expect the adoption of SFAS 160 to have a material effect on its consolidated results of operations and financial condition.

4.	DISCONTINUED OPERATIONS

In December 2007, the Company committed to a plan to sell the assets of its Hudson Americas’ energy, engineering and technical staffing division (“ETS”), to make such assets available immediately for sale and actively seek a buyer for such assets. The Company determined that the sale of the assets was probable within one year. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets of ETS were classified on the balance sheet as discontinued operations and the results of operations of ETS have been included in the results from discontinued operations. See Note 21, Subsequent Events, for details regarding the subsequent sale of ETS.

On December 14, 2007, the Company completed the sale (the “HHCS Sale”) of all of the outstanding shares of its Netherlands reintegration subsidiary, Hudson Human Capital Solutions B.V. (“HHCS”) to Workx! Holding

B.V (“Workx”). Workx is controlled by certain officers and key employees of HHCS. At the closing of the HHCS Sale, the Company received €500 in cash. The Share Purchase Agreement entered into in connection with the HHCS Sale provides for contingent payments to the Company of up to €200 subject to the achievement by HHCS of certain earnings before interest, tax, depreciation and amortization (“EBITDA”) targets in 2008 and 2009. The gain before income taxes on the HHCS Sale was $4,921, which includes approximately $7,354 of accumulated foreign currency translation gains previously included in other comprehensive income and now reclassified in accordance with SFAS No. 52, “Foreign Currency Translation” as a result of the sale of the entity, offset by severance and professional fees of approximately $2,478. The gain on sale and results from HHCS’ operations have been included in discontinued operations.

Effective October 29, 2007, certain of the Company’s subsidiaries completed the sale (the “T&I Sale”) of Hudson Asia Pacific’s Australian blue-collar trade and industrial business (“T&I”) to Skilled Group Limited. The Company recorded a gain on the T&I Sale of $1,877 from cash proceeds of approximately $3,000. The gain was net of approximately $1,000 of estimated expenses for lease abandonment, professional service fees and severance costs. The Company retained approximately $3,600 in net assets, primarily accounts receivable, of T&I that the Company subsequently collected. The gain on sale and results from T&I’s operations have been included in discontinued operations.

Effective October 1, 2006, the Company completed the sale of Highland to Heidrick (the “Heidrick Sale”). Heidrick also assumed certain on-going liabilities and obligations of Highland. The Company recorded a gain of $20,358 from the Heidrick Sale, from cash proceeds of $36,600, less post-closing net working capital adjustments, $9,550 paid to certain partners of Highland in consideration for providing assistance in completing the Heidrick Sale, entering into employment agreements with Heidrick and providing the Company with a general release from liability, and other direct costs of the transaction. The Company may receive up to an additional $15,000 from Heidrick at future dates, subject to the achievement by Highland of certain future revenue metrics in 2007 and 2008. Under the purchase agreement, Heidrick has to provide the Company with a Revenue Notice (as defined in the purchase agreement) thirty days after Heidrick’s public release of its consolidated results of operations, or approximately later March 2008 and 2009. The Company will determine the future amounts to be received under the Heidrick purchase agreement at that time.

The Highland business was a separate reportable segment of the Company. The gain on sale and results from Highland’ operations have been included in discontinued operations.

ETS was part of the Hudson Americas reportable segment, HHCS was part of the Hudson Europe reportable segment, T&I was part of the Hudson Asia Pacific reportable segment and Highland was a separate reportable segment of the Company.

Reported results for the discontinued operations by period were as follows:

	For the year ended December 31, 2007
	Highland	T&I	HHCS	ETS	Total
Revenue	$—	$36,611	$13,293	$146,237	$196,141

Gross margin	—	4,208	6,010	18,700	28,918

EBITDA (loss) (a)	(907)	1,232	364	3,393	4,082
Depreciation and amortization	—	3	280	82	365

Operating income (loss)	(907)	1,229	84	3,311	3,717
Other income (expense)	(64)	—	6	(8)	(66)
Gain from sale of discontinued operations	—	1,877	4,921	—	6,798
Provision for income taxes (b)	3	372	—	—	375

Income (loss) from discontinued operations	$(974)	$2,734	$5,011	$3,303	$10,074

	For the year ended December 31, 2006
	Highland	T&I	HHCS	ETS	Total
Revenue	$44,419	$44,437	$18,674	$152,488	$260,018

Gross margin	$41,762	$6,363	$8,921	$20,060	$77,106

EBITDA (a)	$2,861	$2,277	$1,566	$5,931	$12,635
Depreciation and amortization	920	21	438	110	1,489

Operating income	1,941	2,256	1,128	5,821	11,146
Other income (expense)	(983)	—	(406)	(14)	(1,403)
Gain from sale of discontinued operations	20,358	—	—	—	20,358
Provision for income taxes (b)	713	678	95	—	1,486

Income from discontinued operations	$20,603	$1,578	$627	$5,807	$28,615

	For the year ended December 31, 2005
	Highland	T&I	HHCS	ETS	Total
Revenue	$62,827	$50,359	$30,896	$155,097	$299,179

Gross margin	$59,733	$6,832	$14,996	$22,284	$103,845

EBITDA (a)	$4,166	$2,476	$2,774	$7,933	$17,349
Depreciation and amortization	1,354	16	420	119	1,909

Operating income	2,812	2,460	2,354	7,814	15,440
Other income (expense)	1,840	—	(335)	(14)	1,491
Gain/ (loss) from sale of discontinued operations	—	—	—	—	—
Provision (benefit) for income taxes (b)	(79)	738	(155)	—	504

Income from discontinued operations	$4,731	$1,722	$2,174	$7,800	$16,427

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Income tax expense (benefit) is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% for differences in the foreign statutory tax rates, as well as the ability to offset certain NOL’s against taxable profits.

Reported assets and liabilities for discontinued operations were as follows:

	As of December 31, 2006				As of December 31, 2007
	T & I	HHCS	ETS	TOTAL	ETS
Assets—discontinued operations
Accounts receivable, net	$—	$2,595	$11,381	$13,976	$12,210
Other current assets	54	13	60	127	55

Current assets of discontinued operations	54	2,608	11,441	14,103	12,265
Property and equipment	5	524	300	829	205
Intangibles	—	—	9	9	—
Other assets	—	475	10	485	7

Non-current assets of discontinued operations	5	999	319	1,323	212

Total assets of discontinued operations	$59	$3,607	$11,760	$15,426	$12,477

Liabilities—discontinued operations
Accounts payable	$33	$1,090	$1,678	$2,801	$2,509
Accrued and other liabilities	1,101	5,569	4,831	11,501	3,791

Total liabilities of discontinued operations	$1,134	$6,659	$6,509	$14,302	$6,300

5.	STOCK BASED COMPENSATION

In the first quarter of 2006, the Company adopted SFAS 123R, which revised SFAS 123 and supersedes Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. The Company had adopted the disclosure only provisions of SFAS 123 and SFAS 148—Accounting for Stock-Based Compensation—Transition and Disclosure, which required certain financial statement disclosures, including pro forma operating results, as if the Company had prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation. In adopting SFAS 123R, the Company chose to apply the “modified retrospective method,” requiring the Company to recognize stock compensation expense for stock options granted prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. Prior period results have been adjusted for the application of the modified retrospective method. All employee stock option grants made since the beginning of 2003 have been reflected as an expense in prior years or will be expensed over the related remaining stock option vesting period based on the estimated fair value at the date the options are granted. As a result of the adoption of SFAS 123R using the modified retrospective method, the Company recognized expenses from continuing operations of $4,041, $4,545 and $4,183 in the years ended December 31, 2007, 2006 and 2005, respectively, for the stock option and employee stock purchase plans. These expenses are included in selling, general and administrative expenses. The Company also recognized expenses in discontinued operations of $0, $263 and $286 in the years ended December 31, 2007, 2006 and 2005, respectively, for the stock option and employee stock purchase plans related to the discontinued operations of the Highland segment. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods. The Company recognized a current tax benefit for the year ended December 31, 2007 and 2006, of $347 and $541, respectively, in certain foreign jurisdictions where the Company has taxable income. As of December 31, 2007, there was approximately $3,787 of compensation expense that has yet to be recognized related to non-vested stock option awards. This expense is expected to be recognized over a weighted-average period of 2.3 years. All share issuances related to stock compensation plans are issued from unissued shares of stockholder approved compensation plans.

The following were the weighted average assumptions used to determine the fair value of options granted and the details of option activity as of and for the respective periods:

	For the years ended December 31,
	2007	2006	2005
Risk free interest rate	4.7%	4.4%	4.0%
Volatility	60.0%	55.0%	55.0%
Expected life (years)	5.0	5.0	5.0
Dividends	0.0%	0.0%	0.0%
Weighted average fair value of options granted during the period	$9.29	$7.69	$7.52

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

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2007	2006
Computer equipment	$27,367	$30,655
Furniture and equipment	20,360	22,047
Capitalized software costs	29,208	30,996
Leasehold and building improvements	23,754	24,635
Transportation equipment	211	371

	101,900	108,704
Less: accumulated depreciation and amortization	71,430	81,428

Property and equipment, net	$29,470	$27,276

Leasehold improvements included assets classified under capital leases at December 31, 2007 and 2006 with a cost of $873 and $785, respectively, and accumulated amortization of $312 and $168, respectively. Capitalized software costs included software under capital leases at December 31, 2007 and 2006 with a cost of $4,861 and $4,716, respectively and accumulated amortization of $2,501 and $1,408, respectively. Computer equipment with a cost of $153 included equipment classified under capital leases at December 31, 2006 and accumulated amortization of $127. In 2006, the Company included $2,774 of accelerated amortization expense, as a result of a change in estimated useful life, related to leasehold improvements of its former corporate offices vacated in early 2007.

7.	GOODWILL AND INTANGIBLES

A summary of changes in the Company’s goodwill by reporting unit follows. Additions in 2007, 2006 and 2005 reflect acquisitions and purchase price adjustments made during that year, as described in Note 8.

	December 31, 2006	Additions and adjustments		Impairments (a)	Currency translation	December 31, 2007
Hudson Americas	$13,351	$30,631		$—	$—	$43,982
Hudson Europe	19,807	2,482		—	1,933	24,222
Hudson Asia Pacific	—	5,238		—	—	5,238

	$33,158	$38,351		$—	$1,933	$73,442

	December 31, 2005	Additions and adjustments		Impairments	Currency translation	December 31, 2006
Hudson Americas	$6,022	$8,629		$(1,300)	$—	$13,351
Hudson Europe	15,310	2,587	(b)	—	1,910	19,807

	$21,332	$11,216		$(1,300)	$1,910	$33,158

	December 31, 2004	Additions and adjustments		Impairments	Currency translation	December 31, 2005
Hudson Americas	$4,567	$1,455		$—	$—	$6,022
Hudson Europe	—	15,400		—	(90)	15,310

	$4,567	$16,855		$—	$(90)	$21,332

(a)	Impairments were reported in depreciation and amortization expense.
(b)	Restated—See Note 2.

As of December 31, 2007 and 2006, intangible assets consisted of the following:

	December 31, 2007		December 31, 2006 (Restated)
	Gross carrying amount	Accumulated amortization	Gross Carrying amount	Accumulated amortization
Goodwill	$73,442	$—	$33,158	$—
Amortizable intangible assets:
Client lists and other amortizable intangibles	15,523	(10,730)	13,652	(7,894)

Total intangible assets	$88,965	$(10,730)	$46,810	$(7,894)

Amortization of intangible assets, including 2006 impairments, were $3,240, $6,045 and $1,980, for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated intangible asset amortization expense is expected to be $2,351 and $2,442 for the years ended December 31, 2008 and 2009, respectively.

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

In the third quarter of 2006, the Company’s Board of Directors approved the 2006 reorganization program with costs for related actions in the following categories: consolidation of support functions, particularly between the Hudson Americas and corporate; closing or reducing redundant sales functions and unprofitable offices, particularly in Hudson Americas, corporate and Hudson Europe; and programs to reduce management staffing levels in Hudson Asia Pacific. During 2007, the Company recorded reorganization expenses of $4,663, and a change in estimate resulting in recoveries of $317, associated with the 2006 program, primarily for the abandonment of a lease in London, and the cancellation of a lease in New York City and other property leases in the U.K. and the Netherlands. During 2006, the Company recorded reorganization expenses of $4,971 associated with the 2006 program.

In addition, the Company recorded changes in estimates to prior period programs, other than the 2006 program, resulting in additional costs of $16 during 2007. The Company recorded changes in estimates to prior period program costs of $1,044 and business reorganization expense of $511 for the years ended December 31, 2006 and 2005, respectively, primarily for lease on facilities included in prior programs where the leases related to these facilities have garnered lower sublease income than estimated or have remained vacant longer than expected because of deteriorating market conditions. Such amounts have been classified as a component of operating expenses.

The reorganization accruals for discontinued operations are classified as liabilities from continuing operations for all periods presented. In 2007, the Company recorded a change in estimate to business reorganization expense (recoveries) of $(301) within continuing operations. In 2006 and 2005, the Company recorded $58 and $(278), respectively, as a component of income from discontinued operations. The Company does not expect there to be any material changes to these discontinued operations’ accruals in the future, but cannot assure that additional expenses will not be required.

Consolidation of Excess Facilities

During the year ended December 31, 2007, the Company recorded expenses for the 2006 reorganization program of $4,535 for leases in Hudson Europe and Hudson Americas and expense recovery of $11 for changes in estimates to prior programs’ expenses. During the year ended December 31, 2006, the Company recorded expenses for the 2006 program of $581 for leases in Hudson Europe and Hudson Americas and expense of $1,303 for changes in estimates to prior programs’ expenses, primarily in Hudson Europe for leases on facilities included in prior programs where the leases related to these facilities have garnered lower sublease income than estimated or have remained vacant longer that expected, and in Hudson Americas on a number of leases in their final year. As of December 31, 2007, the remaining accrual related to approximately eight locations and will be paid over the remaining lease terms, which have various expiration dates up until 2011, except one with a 2021 expiration date. The estimated payments for 2008 are $3,335.

During the years ended December 31, 2007, 2006 and 2005, the Company recorded, as a component of income from discontinued operations, recoveries of prior period expenses related to leases and facilities of $0, $90 and $312, respectively.

Workforce Reduction

During the year ended 2007, the Company recorded additional charges for workforce reductions of $87 and recoveries for changes in estimates to prior programs of $134 for costs associated with workforce reductions. During the year ended 2006, the Company recorded additional charges for workforce reductions of $4,277 and recoveries for changes in estimates to prior programs of $309 for costs associated with workforce reductions. The 2006 expenses were primarily comprised of $1,520 in Hudson Americas, primarily related to the closing of the Center for High Performance and closing or reducing redundant sales functions and unprofitable offices, $1,168 in

Hudson Europe to reduce redundant sales functions and unprofitable offices and close the Norway office, $596 in Hudson Asia Pacific for management changes in Japan and Australian reductions in redundant sales functions and $690 related to corporate expense. As of December 31, 2007, the workforce reduction accrual related to settlements and termination payments for one former employee, which are all payable in 2008.

During the years ended December 31, 2007, 2006 and 2005, the Company recorded, as a component of income from discontinued operations, a recovery of $0, an expense of $27 and a recovery of $91, respectively, for prior period reorganization programs’ workforce reduction expenses.

Professional Fees and Other Charges

During the year ended 2007, the Company recorded additional charges of $41 and recoveries for changes in estimates to prior programs of $156 for professional fees and other charges. Professional fees and other charges were $113 and $0 in the years ended December 31, 2006 and 2005, respectively. This accrual at December 31, 2007 was included in current liabilities.

During the years ended December 31, 2007, 2006 and 2005, the Company recorded, as a component of income from discontinued operations, expenses of $0, $121 and $125, respectively, for prior period reorganization programs’ professional fees and other charges.

Amounts under the “Utilization” caption of the following tables are primarily the cash payments associated with the plans. Business reorganization expense activities and liability balances were as follows:

Year ended December 31, 2007	December 31, 2006	Changes in estimate	Additional charges	Utilization	December 31, 2007
Consolidation of excess facilities	$6,489	$(11)	$4,535	$(4,989)	$6,024
Workforce reduction	1,877	(134)	87	(1,759)	71
Professional fees and other	120	(156)	41	79	84

Total	$8,486	$(301)	$4,663	$(6,669)	$6,179

Year ended December 31, 2006	December 31, 2005	Changes in estimate	Additional charges	Utilization	December 31, 2006
Consolidation of excess facilities	$7,288	$1,303	$581	$(2,683)	$6,489
Workforce reduction	361	(309)	4,277	(2,452)	1,877
Professional fees and other	669	108	113	(770)	120

Total	$8,318	$1,102	$4,971	$(5,905)	$8,486

Year ended December 31, 2005	December 31, 2004	Changes in estimate	Additional charges	Utilization	December 31, 2005
Consolidation of excess facilities	$12,894	$309	$—	$(5,915)	$7,288
Workforce reduction	663	(124)	—	(178)	361
Professional fees and other	2,205	48	—	(1,584)	669

Total	$15,762	$233	$—	$(7,677)	$8,318

The following table presents a summary of plan activity related to business reorganization costs by plan period.

Year ended December 31, 2007	December 31, 2006	Changes in estimate	Additional charges	Utilization	December 31, 2007
Second Quarter 2002 Plan	$444	$85	$—	$(529)	$—
Fourth Quarter 2002 Plan	4,631	24	—	(666)	3,989
Fourth Quarter 2003 Plan	1,069	(93)	—	(976)	—
2006 Plan	2,342	(317)	4,663	(4,498)	2,190

Total	$8,486	$(301)	$4,663	$(6,669)	$6,179

Year ended December 31, 2006	December 31, 2005	Changes in estimate	Additional charges	Utilization	December 31, 2006
Second Quarter 2002 Plan	$1,409	$(301)	$—	$(664)	$444
Fourth Quarter 2002 Plan	4,996	1,124	—	(1,489)	4,631
Fourth Quarter 2003 Plan	1,913	246	—	(1,090)	1,069
2006 Plan	—	33	4,971	(2,662)	2,342

Total	$8,318	$1,102	$4,971	$(5,905)	$8,486

Year ended December 31, 2005	December 31, 2004	Changes in estimate	Additional charges	Utilization	December 31, 2005
Second Quarter 2002 Plan	$3,062	$320	$—	$(1,973)	$1,409
Fourth Quarter 2002 Plan	7,921	5	—	(2,930)	4,996
Fourth Quarter 2003 Plan	4,779	(92)	—	(2,774)	1,913

Total	$15,762	$233	$—	$(7,677)	$8,318

9.	BUSINESS COMBINATIONS—MERGER AND INTEGRATION EXPENSES

Acquisitions Accounted for Using the Purchase Method

In February 2007, the Company and one of its subsidiaries entered into a purchase agreement to acquire the business assets of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd (collectively, “TKA”) for an initial investment of $1,000. On May 2, 2007, the Company completed the acquisition of TKA (the “Completion”) for consideration of $4,000, consisting of $2,500 paid in cash at or shortly after the Completion, $500 held in escrow to be payable within 90 days of the third anniversary of the Completion and $700 in notes with an interest rate of 6.18% paid in November 2007. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net identifiable assets acquired ($45 in assets, $525 for non-contractual client relationships and other current liabilities of $596), with the excess of $5,026 allocated to goodwill, which is non-deductible for tax purposes. The purchase agreement also provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds, of up to a maximum of $8,500. If and when such payments become determinable beyond a reasonable doubt, the amounts paid will be added to the recorded value of goodwill. TKA is an information technology recruitment business serving multinational clients in China, and its results have been included in the Hudson Asia Pacific segment since the Completion. Pro forma information for this acquisition is not included as it would not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2006, Hudson Americas purchased Professional Solutions LLC, a Cleveland, Ohio-based professional services firm, for a total cash consideration of $4,666. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($604 in assets, $205 in liabilities), with the excess of $4,267 allocated to goodwill, which is deductible for tax purposes. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds of up to a maximum of $13,500. If and when such payments become determinable beyond a reasonable doubt, the amounts paid will be added to the recorded value of goodwill. The results of the acquired business have been included in the Hudson Americas segment of the consolidated financial statements since the acquisition date. In 2007, the Company made an earn-out of $133 related to this acquisition and added this amount to the recorded value of goodwill.

In January 2006, Hudson Americas, through its Talent Management Solutions business, purchased Alder Novo for a total cash consideration of $1,315. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($25 in tangible assets, $75 in intangible assets, $85 in liabilities) with the excess of $1,300 allocated to goodwill, which is deductible for tax purposes. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds of up to a maximum of $16,550. The results of the acquired business have been included in the Hudson Americas segment since the acquisition date. In the fourth quarter of 2006, the Company determined that the Alder Novo goodwill was impaired and expensed the entire balance of $1,300 in depreciation and amortization. In 2007, the Company determined that Alder Novo was not performing at the level originally expected and, based on this determination, sold Alder Novo to the original selling shareholders in the second quarter of 2007 for nominal consideration and recognized a nominal loss on the sale.

Pro forma information related to the two acquisitions completed in 2006 are not included because the impact of these acquisitions, both individually and in the aggregate, on the Company’s consolidated financial position or results of operations is not considered material.

In August 2005, the Company and its subsidiary Hudson Group Holdings B.V. completed the acquisition of all of the shares of Balance Ervaring op Projectbasis B.V. (“Balance”), a leading professional temporary and contract-staffing firm in the Netherlands, pursuant to a Share Purchase Agreement (the “Purchase Agreement”). The Purchase Agreement provided for a payment at closing of €17,750, up to €3,000 paid into escrow to be paid to the sellers in 2006 based upon 2005 earnings thresholds for Balance, and additional earn-out payments of up to €4,250 based on higher earnings thresholds for Balance from 2005 through 2007 (the “original earn-out”). Converted to U.S. dollars, the payment in Euros at closing including escrow and all costs totaled $24,210 (net of cash acquired of $1,900). The Company recorded the allocation of the purchase price to the estimated fair value of the net assets acquired of approximately $9,410 in current assets, $8,650 in current liabilities, $500 in non-current assets and $10,800 for amortizable intangible assets (primarily customer base ($7,100) and trade name ($3,400), to be amortized on an accelerated basis that matches the estimated discounted cash flows related to the assets over their estimated useful lives of 3 to 5 years), $3,250 for deferred tax liabilities and the balance of $15,400 allocated to non-amortizable goodwill, which is not deductible for tax purposes. The following unaudited pro forma results are not necessarily indicative of the results that would have been achieved if the Company had acquired Balance at the beginning of the periods presented: net income for the twelve month period ended December 31, 2005 would have been approximately $2,650 ($0.12 per basic and diluted share). The effect on annual revenue in 2005 would not have been material. In April 2006, the Company made a payment relating to the original earn-out for 2005 of €1,000, or $1,274, which was recorded as additional goodwill. The payment relating to the original earn-out for 2006 of €1,000, or $1,313, was accrued as of December 31, 2006, as the amount due was determinable beyond a reasonable doubt, with a corresponding amount recorded to goodwill (See Note 2) and was paid in April 2007. The payment relating to the original earn-out for 2007 of €2,250, or $3,260, was accrued for as of December 31, 2007 as the amount due was determinable beyond a reasonable doubt, with a corresponding amount recorded to goodwill. The payment relating to the original earn-out for 2007 will be paid in April 2008.

As discussed in Note 2, the Company amended the Balance Purchase Agreement in July 2006 to increase the potential maximum contingent payments for 2006 and 2007 (the “incremental earn-out”). The incremental earn-out for 2006 of €1,300, or $1,687, was accrued for as of December 31, 2006 with the expense recorded in the third and fourth quarters of 2006. The incremental earn-out for 2007 of €1,250, or $1,748, was accrued and expensed over the four quarters of the year ending December 31, 2007 as the amount was estimated to have been earned. The 2006 incremental earn-out was paid in April 2007. The 2007 incremental earn-out will be paid in April 2008.

The incremental earn-out accrued for Balance as a result of the amendment was recorded as acquisition-related expenses in the statements of operations in 2007 and 2006.

The Company also purchased a Ukrainian business in August 2005 for $117. The results of Balance and other 2005 acquired businesses have been included in the Hudson Europe segment of the consolidated financial statements since the respective dates of acquisition.

The Company purchased JMT Financial Partners, LLC (“JMT”) on June 2, 2004 with an effective date of May 31, 2004. The purchase price for JMT was $5,300 plus a series of contingent payments (“Earn-Out Payment or Payments”), with interim Earn-Out Payments to be made annually based upon future minimum annual and cumulative earnings thresholds during the first three years subsequent to the purchase (the “Earn-Out Period”). In connection with the Company’s purchase of JMT, the Company considered the accounting guidance in EITF 95-8, Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination and concluded that any future Earn-Out Payments should be recorded as an adjustment of the purchase price.

The owners of JMT (collectively the “Sellers”) entered into an agreement with each other dated concurrent with the Company’s purchase of JMT (the “Members’ Letter”) intended to address matters solely related to the partnership. The Company was not a party to the Members’ Letter and did not become aware of it until October 16, 2007. The Members’ Letter contained (a) a provision for an increasing percentage of each Earn-Out Payment to one of the Sellers through the Earn-Out Period; and (b) a provision that if any of the Sellers did not remain in employment with the Company, they would relinquish their right to 50%, 40% and 30% of the remaining Earn-Out Payments to the remaining Sellers, not the Company, if the Seller left JMT in the first, second and third years, respectively, after the closing of the acquisition.

The Company determined that, as a result of the Members’ Letter, the portion of the Earn-Out Payments for the acquisition of JMT that three of the Sellers reallocated to the fourth Seller was required to be accounted for as compensation expense by the Company. Accordingly, the Company recorded approximately $3,551 as non-cash compensation expense with a corresponding credit to additional paid in capital in the second quarter of 2007. The non-cash compensation expense for JMT and the incremental payments accrued for Balance as a result of the amendment was recorded as acquisition-related expenses in the statements of operations in 2007 and 2006. In April 2007, the Company made a final Earn-Out Payment of $30,499 relating to JMT, and added this payment to the recorded value of goodwill, which is deductible for tax purposes.

The primary reasons for the Company’s acquisitions and the principal factors that contribute to the recognition of goodwill are the strengthening of the Company’s presence in a particular geographic region and/or the synergies and related cost savings gained from the integration of the acquired operations.

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

The Company adjusted its estimates of these merger and integration costs by recognizing a recovery of $787 and $70 for the years ended December 31, 2007 and 2005, respectively and an expense of $362 for the year ended December 31, 2006, which consisted of additional changes in the estimated costs associated with assumed lease obligations on closed facilities related to leased office locations of acquired companies that were either under-utilized prior to the acquisition date or closed by the Company in connection with acquisition-related restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income. The Company also recorded merger and integration expenses of $218, classified as a component of income from discontinued operations, for the year ended December 31, 2006.

Amounts reflected in the “Expense” column in the following tables represent changes in estimates to established plans subsequent to finalization. Amounts under the “Utilization” column of the following tables are primarily the cash payments associated with the plans.

The following tables present a summary of activity relating to the Company’s integration plans for acquisitions made in prior years by the year of acquisition.

Year ended December 31, 2007	December 31, 2006	Expenses	Utilization	December 31, 2007
2000 Plans	$1,083	$(737)	$(346)	$—
2002 Plans	1,475	(50)	(784)	641

Total	$2,558	$(787)	$(1,130)	$641

Year ended December 31, 2006	December 31, 2005	Expenses	Utilization	December 31, 2006
2000 Plans	$1,671	$170	$(758)	$1,083
2001 Plans	456	—	(456)	—
2002 Plans	1,150	410	(85)	1,475

Total	$3,277	$580	$(1,299)	$2,558

Year ended December 31, 2005	December 31, 2004	Expenses	Utilization	December 31, 2005
2000 Plans	$2,407	$(35)	$(701)	$1,671
2001 Plans	800	(35)	(309)	456
2002 Plans	1,994	—	(844)	1,150

Total	$5,201	$(70)	$(1,854)	$3,277

The estimated payments for 2008 are $314 with the remaining balance paid over the terms of the five leases that end in various years through 2010.

10.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2007	2006 (Restated)
Salaries, commissions and benefits	$53,018	$53,705
Sales, use and income taxes	28,973	28,057
Fees for professional services	3,851	6,707
Rent	3,998	6,842
Other accruals	31,002	30,250

	$120,842	$125,561

11.	LONG-TERM DEBT

Long-term debt obligations consisted of the following:

	December 31,
	2007	2006
Capitalized lease, payable with interest of 7.2%, in installments through 2009	$243	$473
Less: Current portion	243	238

	$—	$235

As of December 31, 2007, long-term debt matures as follows: $243 in 2008. Certain of the leases can be paid prior to the scheduled maturity. Capital lease obligations presented here exclude the interest portion of the obligation, which is considered immaterial.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2007	2006	2005
Interest paid	$1,557	$3,331	$2,741
Income taxes paid	$11,835	$6,920	$3,313
Value of common stock issued to satisfy 401(k) contribution (a)	$2,108	$2,073	$1,563
Capital lease obligations incurred	—	—	$2,079

(a)	The Company issued 133,952,126,950 and 94,960 shares of its common stock in 2007, 2006 and 2005, respectively.

13.	STOCK COMPENSATION PLANS

The Company maintains the Hudson Highland Group, Inc. Long Term Incentive Plan (the “LTIP”) pursuant to which it granted 374,000, 340,500 and 1,389,000 stock options to purchase shares of the Company’s common stock to certain key employees during the years ended December 31, 2007, 2006 and 2005, respectively. All options granted have a contractual term of ten years. Unvested options outstanding have vesting periods of four years, which vest 25% on each of the four anniversary dates or 50% on the third and fourth anniversary dates. Options exercisable within one year from December 31, 2007 totaled 1,279,375. No options related to the common stock of Monster were converted at the Distribution into options to purchase the Company’s stock.

The Company granted 100,000 options to purchase shares of the Company’s common stock under the LTIP to two non-employee members of the Board of Directors in 2006 and 250,000 options in periods prior to January 1, 2004. These options had an immediate vesting of 40% of the options granted with the remaining options vesting evenly over the next three years. All options granted have a contractual term of ten years. Of these options 60,000 have been exercised and the remaining 290,000 were outstanding as of December 31, 2007. Options exercisable within one year from December 31, 2007 totaled 250,000, which includes 50,000 options of one former member of the Board of Directors, which expire in May 2008.

Stock option activity for the three years ended December 31, 2007 follows:

	LTIP shares available for grant	Number of options outstanding	Weighted average exercise price per share
As of January 1, 2005	872,210	1,641,866	$8.37

Additional shares reserved	1,200,000	—	—
Options granted	(1,389,000)	1,389,000	14.82
Restricted shares granted	(57,000)	—	—
Options exercised	—	(187,038)	7.91
Options forfeited/canceled	48,413	(48,413)	9.95
Options expired	—	(1,250)	7.93
Restricted shares forfeited/canceled	2,063	—	—

As of December 31, 2005	676,686	2,794,165	11.57

Options granted	(440,500)	440,500	14.78
Restricted shares granted	(31,400)	—	—
Options exercised	—	(243,104)	8.04
Options forfeited/canceled	339,475	(339,475)	12.78
Options expired	—	(11,675)	12.69
Restricted shares forfeited/canceled	11,000	—	—

As of December 31, 2006	555,261	2,640,410	12.27

Options granted	(374,000)	374,000	16.69
Restricted shares granted	(57,500)	—	—
Options exercised	—	(397,960)	9.06
Options forfeited/canceled	203,800	(203,800)	14.70
Options expired	—	(26,125)	9.02
Restricted shares forfeited/canceled	8,000	—	—

As of December 31, 2007	335,561	2,386,525	$13.33

The Company may grant restricted stock to employees under the LTIP. These shares are provided at no cost to the employee. As of December 31, 2007, there was unrecognized compensation expense related to the unvested restricted stock granted under the LTIP of $882 to be recognized over a weighted-average period of 2.2 years. During the first quarter of 2008, the Company also granted 3,700 shares of restricted stock, which vested immediately, to 37 employees as performance awards. Restricted stock activity and fair value information for the three years ended December 31, 2007 follows:

	Year Ended December 31,
	2007	2006	2005
Opening balance unvested restricted stock	96,500	138,250	138,625
Grants issued with two year vesting (e)	34,000	—	—
Grants issued with four year vesting (a)	19,100	27,500	53,000
Grants issued with immediate vesting (b)	4,400	3,900	4,000
Grants canceled	(8,000)	(11,000)	(2,063)
Grants vested with three year vesting (c)	—	(25,750)	(27,812)
Grants vested with four year vesting (a)	(33,875)	(32,500)	(23,500)
Grants vested with immediate vesting (b)	(4,400)	(3,900)	(4,000)

Ending balance unvested restricted stock	107,725	96,500	138,250

Weighted average grant date fair value:
Opening unvested balance	$16.46	$17.98	$11.23
Grants issued	$14.80	$13.63	$24.28
Grants canceled	$12.85	$11.37	$6.83
Grants vested	$17.48	$12.44	$10.03
Ending unvested balance	$11.86	$16.46	$17.98
Restricted stock expense (d)	$908	$1,148	$795

(a)	Restricted stock with a four-year vesting period vests 25% on each of the four anniversary dates.
(b)	Restricted shares that vested immediately were granted to a total of 160 employees as performance awards.
(c)	Restricted stock with a three-year vesting period vests 50% on the first anniversary of the date of grant and 25% on each of the two succeeding anniversaries of the date of grant.
(d)	Expense consists of the value of the restricted stock and share incentive plan at the date of grant is amortized over the related vesting period as a charge to compensation expense and an increase in additional paid-in capital.
(e)	Restricted stock with a two-year vesting period vests 50% on each of the two anniversary dates.

The following table summarizes stock options information at December 31, 2007:

	Options outstanding				Options exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Aggregate intrinsic value	Number exercisable	Weighted- average exercise price	Aggregate intrinsic value
$6.83	507,250	5.3 years	$6.83	$801	507,250	$6.83	$801
$ 8.61 to $10.77	113,500	7.5 years	$9.20	—	77,375	$9.19	—
$11.07 to $12.85	76,850	5.9 years	$11.83	—	69,600	$11.78	—
$13.25 to $13.91	759,500	7.1 years	$13.25	—	43,500	$13.30	—
$14.06 to $16.33	731,925	8.4 years	$15.91	—	156,125	$14.95	—
$17.92 to $25.94	197,500	8.1 years	$23.74	—	30,000	$17.92	—

	2,386,525	7.2 years	$13.33	$801	883,850	$9.56	$801

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on the Company’s closing stock price of $8.41 as of December 31, 2007 that would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $3,457, $1,926 and $2,138, respectively.

The Company maintains the Hudson Highland Group, Inc. Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may purchase shares of the Company’s common stock at the lesser of 85% of the fair market value at the commencement of each plan purchase period or 85% of the fair market value as of the purchase date. ESPP purchase dates are generally every six months ended June 30 and December 31. The Company recorded expense for the ESPP in salaries and related of $565, $648 and $586 for 2007, 2006 and 2005, respectively. The Company also recorded expense for the ESPP in income from discontinued operations of $0, $61 and $67 for 2007, 2006 and 2005, respectively. The Company issued 147,183, 225,865 and 164,930 shares of common stock pursuant to the ESPP at an average price of $10.90, $9.17 and $12.71 per share in 2007, 2006 and 2005, respectively. As of December 31, 2007, the Company has 412,885 shares reserved for future share issuances under the ESPP and SIP (as defined below).

The Company’s United Kingdom subsidiary maintains the Hudson Global Resources Share Incentive Plan (the “SIP”), a stock purchase plan for its employees, whereby eligible employees may purchase shares on the open market at the end of each month, and the Company matches the employee purchases with a contribution of shares equal to 50% of the number of employee shares purchased. The Company issued 4,156, 3,515, and 2,653 shares of common stock pursuant to the SIP in 2007, 2006 and 2005, respectively. Shares are issued under the SIP from the ESPP share reserve.

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company matches contributions up to 3% for contributions through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. Expense, included in continuing operations, for the years ended December 31, 2007, 2006 and 2005 for the 401(k) plan was $1,608, $1,932 and $1,733, respectively. Expense, included in income from discontinued operations, for the years ended December 31, 2007, 2006 and 2005 for the 401(k) plan was $500, $278 and $338, respectively. In March 2007, the Company issued 134,331 shares of its common stock with a value of $2,108 to satisfy the 2006 contribution liability to the 401(k) plan. In March 2006, the Company issued 126,950 shares of its common stock with a value of $2,073 to satisfy the 2005 contribution liability to the 401(k) plan. The 2007 401(k) plan matching shares will be issued in the first quarter of 2008.

For all share plans described above, the Company has issued new shares of the Company’s common stock from stockholder approved stock compensation plans.

14.	PROVISION FOR INCOME TAXES

The domestic and foreign components of income (loss) before income taxes from continuing operations:

	Year ended December 31,
	2007	2006	2005
Domestic	$(24,772)	$(52,540)	$(37,351)
Foreign	46,919	48,124	25,657

Income (loss) from continuing operations before provision for income taxes	$22,147	$(4,416)	$(11,694)

The provision (benefit) for income taxes from continuing operations:

	Year ended December 31,
	2007	2006	2005
Current tax provision (benefit):
U.S. Federal	$—	$—	$—
State and local	2,093	2,135	106
Foreign	15,719	8,874	3,789

Total current	17,812	11,009	3,895
Deferred tax provision (benefit)
U.S. Federal	—	—	—
State and local	—	—	—
Foreign	(572)	(7,238)	637

Total deferred	(572)	(7,238)	637

Total provision	$17,240	$3,771	$4,532

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant temporary differences at December 31, 2007 and 2006:

	December 31,
	2007	2006
Current deferred tax assets:
Allowance for doubtful accounts	$1,255	$1,104
Capital allowances	2,163	3,444
Accrued and other current liabilities	2,652	1,911
Accrued compensation liabilities	3,642	3,396
Valuation allowance	(1,917)	(1,757)

Total current deferred tax asset	7,795	8,098
Non-current deferred tax assets (liabilities):
Property and equipment	(1,347)	(1,608)
Intangibles	6,469	8,615
Accrued and other current liabilities and other liabilities	331	406
Deferred compensation	524	724
Tax loss carry-forwards	105,300	100,300
Valuation allowance	(110,168)	(108,612)

Total non-current deferred tax asset (liability)	1,109	(175)

Net deferred tax assets	$8,904	$7,923

Net deferred tax assets were included in other current assets and other assets.

At December 31, 2007, the Company had net operating loss carry-forwards (“NOLs”) for U.S. Federal tax purposes of approximately $249,600 including approximately $13,900 of tax losses that were not absorbed by Monster on its consolidated U.S. Federal tax returns through the Distribution Date, which expire through 2024. These losses included pre-acquisition losses of certain acquired companies and are subject to an annual limitation on the amount that can be utilized. A recalculation of the Monster stock options deductions for periods prior to the Distribution reduced the unabsorbed U.S. NOL position related to this deduction from $27,400 to $13,900 in 2006. In addition, the Company had NOLs from all other countries outside of the United States of approximately $46,100 as of December 31, 2007, of which approximately $42,500 have no expiration.

Tax years that had net operating losses that carry forward remain open until the losses are utilized in future periods. The open tax years are 2004-2006 for the U.S. Federal, state and local jurisdictions, 2000 through 2006 for the U.K., Australia and most other jurisdictions. The Company is not currently under examination in any jurisdiction.

SFAS 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. The valuation allowance of $112,085 relates to the deferred tax asset for NOLs, $89,000 of which is U.S. Federal and state, and $15,530 of which is foreign, that management has determined will more likely than not expire prior to realization, and $7,555 which relates to deferred tax assets on U.S. temporary differences that management estimates will not be realized due to the Company’s U.S. tax losses.

The Company adopted the provisions of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the implementation, the Company recognized $3,537 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$6,276
Additions based on tax positions related to the current year	593
Additions for tax positions of prior years	187
Reductions for tax positions of prior years	(326)
Settlements	—
Lapse of statute of limitations	(340)

Balance at December 31, 2007	$6,390

At December 31, 2007, the Company had $8,409, including interest and penalties, of unrecognized tax benefits that, if recognized, would affect its effective tax rate. These unrecognized tax benefits are related to tax positions in jurisdictions in which the Company does not have tax losses to offset the tax liability with respect to the uncertain tax positions. The amount of unrecognized tax benefits pertaining to uncertain tax positions for U.S. state and local income taxes may be reduced by approximately $500 over the next twelve months for the lapse of the statue of limitations with respect to the 2003 tax year.

In evaluating its provision for uncertain tax positions related to a 2007 filing position in a foreign jurisdiction, the Company determined that it was necessary to record an additional provision with respect to the 2005 and 2006 tax years. The liability for uncertain tax positions of prior years was reduced in one foreign jurisdiction by recognizing the liability on the related income tax filings.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the year ended December 31, 2007, the Company recognized approximately $895 in interest and penalties. No amount of interest and penalties was recognized in 2006 and 2005. At December 31, 2007 and 2006 the Company had accrued approximately $2,019 and $0 for the payment of interest and penalties, respectively.

The effective tax rate differs from the U.S. Federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, State taxes, non-deductible expenses such as certain acquisition related payments, variations from the U.S. tax rate in foreign jurisdictions and taxes on repatriations of foreign profits. The following is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2007, 2006 and 2005 to the U.S. Federal statutory rate of 35%:

	Year ended December 31,
	2007	2006	2005
Provision (benefit) from continuing operations at Federal statutory rate	$7,751	$(1,545)	$(4,093)
State income taxes, net of Federal income tax effect	2,093	2,135	161
Change in valuation allowance	1,716	(2,492)	3,625
Taxes related to foreign income	4,316	4,956	4,205
Nondeductible expenses	1,364	717	634

Income tax provision	$17,240	$3,771	$4,532

No provision was made for U.S. or foreign taxes on undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently reinvested. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

15.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under operating leases that expire at various dates through 2027. Some of the operating leases provide for increasing rents over the terms of the leases; and total rent expense under these leases is recognized ratably over the lease terms. Future minimum lease commitments under non-cancelable operating leases at December 31, 2007, were as follows:

2008	$40,340
2009	32,400
2010	24,589
2011	16,263
2012	13,142
Thereafter	49,969

$176,703

Rent and related expenses under operating leases for facilities and equipment were $27,839, $27,721 and $25,780 for the years ended December 31, 2007, 2006 and 2005, respectively. Operating lease obligations after 2010 relate to building leases. Commitments based in currencies other than U.S. dollars were translated using exchanges rates as of December 31, 2007.

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

16.	RELATED PARTY TRANSACTIONS

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

17.	FINANCIAL INSTRUMENTS

Credit Facility

The Company’s liquidity needs arise primarily from funding working capital requirements and capital investment in information technology and facilities.

On July 31, 2007, the Company entered into an amended and restated senior secured credit facility with Wells Fargo Foothill with the ability to borrow up to $75,000 (the “Credit Facility”). The Company may, subject to certain conditions, increase the maximum Credit Facility limit up to $125,000. The maturity date of the Credit Facility is July 31, 2012. Borrowings may be made with a base rate loan having an interest rate based on the prime rate and the Leverage Ratio (as defined in the Credit Facility) or a LIBOR rate loan with an interest rate based on the LIBOR rate and the Leverage Ratio. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company.

As of December 31, 2007 there were no outstanding borrowings under the Credit Facility and there were a total of $7,858 of outstanding letters of credit issued under the Credit Facility. Available credit for use under the Credit Facility as of December 31, 2007 was $67,142.

The Company expects to continue to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are used to support certain of the Company’s office leases and its finance leases. In July 2007, the Company entered into a collateral trust agreement, which replaced a letter of credit used to support the worker’s compensation policy. The estimated collateral under the collateral trust agreement is approximately $2,900, which was provided by the Company as a deposit and is included in other long term assets at December 31, 2007.

The Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends; (2) requirements that the Company maintain its minimum EBITDA (as defined in the Credit Facility) and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness and repurchases of the Company’s stock. The Credit Facility allows certain permitted investments in the aggregate amount not to exceed $25,000 per year and certain permitted dispositions in the aggregate amount not to exceed $15,000 per year.

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

Outstanding Letters of Credit

The Company had letters of credit outstanding at December 31, 2007 of $7,858, leaving $67,142 of the Credit Facility available for use on the terms set forth in the Credit Facility. These letters of credit have various maturity dates through 2017 and are primarily used to secure operating and capital lease financing.

Shelf Registration Statement Filing

The Company has on file with the SEC a shelf registration to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of December 31, 2007, all of the 1,350,000 shares were still available.

Forward Contracts

The Company periodically may enter into forward contracts to minimize the exposure to foreign exchange rate risk related to inter-company loan balances denominated in currencies other than the functional currency. The Company does not apply hedge accounting and accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are included in other income (expense) in the consolidated statements of income. The earnings impact of gains and losses on foreign currency forward contracts was immaterial for 2007, 2006 and 2005. At December 31, 2007, there was one outstanding foreign currency forward contract, which matured in early January 2008.

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

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Year Ended December 31, 2007
Revenue	$291,525	$472,407	$415,143	$—	$1,179,075

Gross margin	$87,494	$239,559	$180,860	$—	$507,913

Business reorganization expenses	$541	$2,438	$(15)	$1,398	$4,362

Acquisition-related expenses	$3,551	$1,748	$—	$—	$5,299

EBITDA (loss) (a)	$(4,156)	$30,530	$33,443	$(27,191)	$32,626
Depreciation and amortization	4,354	6,059	3,937	274	14,624

Operating income (loss)	(8,510)	24,471	29,506	(27,465)	18,002
Interest and other income (expense), net	(87)	3,728	(1,475)	1,979	4,145

Income (loss) from continuing operations before income taxes	$(8,597)	$28,199	$28,031	$(25,486)	$22,147

As of December 31, 2007
Accounts receivable, net	$45,454	$90,081	$53,537	$—	$189,072

Long-lived assets, net of accumulated depreciation and amortization	$53,461	$37,179	$13,746	$3,319	$107,705

	Hudson Americas	Hudson Europe (Restated)	Hudson Asia Pacific	Corporate	Total
For the Year Ended December 31, 2006
Revenue	$306,732	$458,815	$392,327	$—	$1,157,874

Gross margin	$91,461	$208,966	$158,828	$—	$459,255

Business reorganization expenses (recoveries)	$1,764	$2,684	$874	$693	$6,015

Acquisition-related expenses	$—	$1,687	$—	$—	$1,687

EBITDA (loss) (a)	$(7,559)	$21,425	$29,965	$(28,394)	$15,437
Depreciation and amortization	6,343	6,871	3,171	3,418	19,803

Operating income (loss)	(13,902)	14,554	26,794	(31,812)	(4,366)
Interest and other income (expense), net	(178)	1,226	827	(1,925)	(50)

Income (loss) from continuing operations before income taxes	$(14,080)	$15,780	$27,621	$(33,737)	$(4,416)

As of December 31, 2006
Accounts receivable, net	$55,613	$97,322	$51,811	$—	$204,746

Long-lived assets, net of accumulated depreciation and amortization	$20,801	$33,270	$6,997	$5,124	$66,192

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Year Ended December 31, 2005
Revenue	$291,209	$450,727	$386,518	$—	$1,128,454

Gross margin	$91,487	$189,443	$151,513	$—	$432,443

Business reorganization expenses (recoveries)	$510	$(42)	$43	$—	$511

EBITDA (loss) (a)	$4,545	$12,789	$27,210	$(37,420)	$7,124
Depreciation and amortization	5,098	4,351	6,485	569	16,503

Operating income (loss)	(553)	8,438	20,725	(37,989)	(9,379)
Interest and other income (expense), net	(198)	(47)	(250)	(1,820)	(2,315)

Income (loss) from continuing operations before income taxes	$(751)	$8,391	$20,475	$(39,809)	$(11,694)

As of December 31, 2005
Accounts receivable, net	$59,687	$86,714	$45,430	$—	$191,831

Long-lived assets, net of accumulated depreciation and amortization	$16,512	$31,418	$6,668	$5,885	$60,483

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
Year ended December 31, 2007:
Revenue (b)	$286,926	$297,659	$322,879	$149,528	$117,484	$4,599	$1,179,075

Long-lived assets, net of accumulated depreciation and amortization (c)	$56,757	$5,210	$5,412	$31,767	$8,536	$23	$107,705

Year ended December 31, 2006:
Revenue (b)	$302,580	$289,674	$335,704	$123,111	$102,653	$4,152	$1,157,874

Long-lived assets, net of accumulated depreciation and amortization (c, d)	$25,892	$5,238	$4,912	$28,358	$1,759	$33	$66,192

Year ended December 31, 2005:
Revenue (b)	$288,508	$282,444	$362,603	$88,124	$104,074	$2,701	$1,128,454

Long-lived assets, net of accumulated depreciation and amortization (c)	$22,353	$5,955	$3,938	$27,480	$713	$44	$60,483

(b)	Revenue is generally recorded on a geographic basis according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.
(d)	The long-lived assets for the year ended December 31, 2006 have been restated for Continental Europe (see Note 2).

20.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter (a)
	(Restated- See Note 2)	(Restated- See Note 2)	(Restated- See Note 2)
Year ended December 31, 2007:
Revenue	$288,150	$298,528	$301,913	$290,484
Gross margin	$117,743	$130,204	$129,982	$129,984
Operating income (loss)	$(2,331)	$2,983	$7,978	$9,372
Income (loss) from continuing operations	$(1,778)	$(1,092)	$3,214	$4,563
Net income (loss)	$55	$(618)	$3,579	$11,965
Basic earnings (loss) per share from continuing operations	$(0.07)	$(0.04)	$0.13	$0.18
Basic earnings per share from discontinued operations	0.07	0.02	0.01	0.29
Basic earnings (loss) per share	$—	$(0.02)	$0.14	$0.47
Diluted earnings (loss) per share from continuing operations (b)	$(0.07)	$(0.04)	$0.13	$0.18
Diluted earnings per share from discontinued operations (b)	0.07	0.02	0.01	0.28
Diluted earnings (loss) per share	$—	$(0.02)	$0.14	$0.46
Basic weighted average shares outstanding	24,919,000	25,247,000	25,443,000	25,479,000
Diluted weighted average shares outstanding	24,919,000	25,247,000	26,058,000	25,781,000

	First quarter	Second quarter	Third quarter	Fourth quarter (a)
			(Restated- See Note 2)	(Restated- See Note 2)
Year ended December 31, 2006:
Revenue	$274,534	$297,402	$299,517	$286,421
Gross margin	$102,985	$119,877	$118,327	$118,066
Operating income (loss)	$(8,558)	$2,648	$2,326	$(782)
Income (loss) from continuing operations	$(9,388)	$(375)	$397	$1,179
Net income (loss)	$(8,080)	$2,166	$3,497	$22,845
Basic earnings (loss) per share from continuing operations	$(0.39)	$(0.02)	$0.02	$0.05
Basic earnings (loss) per share from discontinued operations	$0.06	$0.11	$0.13	$0.88
Basic earnings (loss) per share	$(0.33)	$0.09	$0.15	$0.93
Diluted earnings (loss) per share from continuing operations (b)	$(0.39)	$(0.02)	$0.02	$0.05
Diluted earnings (loss) per share from discontinued operations (b)	$0.06	$0.11	$0.12	$0.86
Diluted earnings (loss) per share	$(0.33)	$0.09	$0.14	$0.91
Basic weighted average shares outstanding	24,224,000	24,414,000	24,574,000	24,668,000
Diluted weighted average shares outstanding	24,224,000	24,414,000	25,023,000	25,346,000

(a)

The fourth quarter of 2007 results include gains on the T&I Sale and the HHCS Sale of $1,877 and $4,921, respectively, included in discontinued operations. The fourth quarter 2006 results include a $20,358 gain on the Heidrick Sale included in discontinued operations and a benefit from deferred income taxes of $5,503, primarily from the release of valuation allowances on tax loss carry-forwards in foreign jurisdictions. The increase was partially offset by $3,804 of an increase in current foreign and state and local income tax provisions, $2,771 of accelerated amortization related to the leasehold improvements at the former corporate offices, and a non-cash impairment charge for intangibles of the Alder Novo acquisition of $1,300.

(b)	Diluted earnings (loss) per share reflect the potential dilution from the assumed exercise of all dilutive potential common shares, primarily stock options. For the first and second quarters of 2007 and the first and second quarters of 2006, the effect of approximately 742,000, 916,000, 1,186,000 and 758,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

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

21.	SUBSEQUENT EVENTS

Sale of Engineering and Technical Staffing Division

On February 4, 2008, the Company completed the sale of substantially all of the assets of Hudson Americas’ energy, engineering and technical staffing division to System One Holdings, LLC (the “Buyer”) for (i) $10,988 in cash, subject to a post-closing net working capital adjustment, (ii) a subordinated note in the aggregate principal amount of $5,000 with a five year maturity and (iii) a warrant to purchase 10% of the units of membership interests in Buyer. The Company has the right to receive an additional $600 that has been deposited into an escrow account upon resolution of certain liabilities. Buyer is controlled by the former Chairman of the Company’s Legal practice group. The former Executive Vice President of the Company’s Energy, Scientific and Managed Staffing practice group, is an investor in the Buyer. The Company also retained $3,600 of receivables of the Business. The gain before income taxes on the sale is estimated to be approximately $5,000.

Share Repurchase Program

On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $15,000 of the Company’s common stock. The Company intends to make purchases from time to time as market conditions warrant. Through February 28, 2008, the Company had repurchased 701,173 shares for a total cost of approximately $5,257.

Purchase of Assets of Executive Coread SARL in France

In February 2008, the Company completed the acquisition of a majority of the assets of Executive Coread SARL, a talent management and recruitment company in France. The Purchase Agreement provides for a payment at closing of €300 and additional earn-out payments up to €300 based on earnings thresholds in 2008 and 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Material Weakness in Internal Control as of December 31, 2006

In the Company’s Form 10-K for the year ended December 31, 2006, the Company disclosed that the Company’s management had concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were effective as of December 31, 2006. As previously disclosed in a Form 8-K dated February 4, 2008, in light of the restatement required by the accounting for the amendment to the Balance purchase agreement as described in Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-K, the Company reviewed its internal control over financial reporting. In February 2008, the Company’s management determined that it had a material weakness in internal control over financial reporting for its accounting for acquisitions at December 31, 2006 and concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006 as a result of this material weakness. The Company’s management has determined that this material weakness has been subsequently remediated as a result of improvements in its controls over complex accounting matters, including those related to acquisitions and divestitures. In particular, the Company engaged, in the second half of 2007, external accounting experts to consider the accounting for transactions requiring the interpretation of such complex accounting matters.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the year ended December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” on page 36.

Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” on page 38.

Changes in Internal Control Over Financial Reporting

Other than the improvements in the Company’s controls over complex accounting matters described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and a Code of Ethics for the Chief Executive Officer and the Senior Financial and Accounting Officers. We have posted a copy of the Code of Business Conduct and Ethics and the Code of Ethics on our Web site at www.hudson.com. The Code of Business Conduct and Ethics and Code of Ethics are also available in print to any stockholder who requests them in writing from the Corporate Secretary at 560 Lexington Avenue, New York, New York 10022. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Ethics by posting such information on our Web site at www.hudson.com. We are not including the information contained on our Web site as part of, or incorporating it by reference into, this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement under the captions “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the caption “Principal Stockholders.”

Equity Compensation Plan Information

The following table presents information on the Company’s existing equity incentive plans as of December 31, 2007.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)
	A	B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	2,386,525	$13.33	335,561	(1)
Employee Stock Purchase Plan	—	—	431,773
Equity Compensation Plans not approved by stockholders:	—	—	—

Total	2,386,525	$13.33	767,334

(1)	Excludes 107,725 shares of restricted common stock vesting over a four-year vesting period, previously issued under the Hudson Highland Group, Inc. Long Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement under the caption “Board of Directors and Corporate Governance—Independent Directors” and “Board of Directors and Corporate Governance—Policies and Procedures Regarding Related Person Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Item 14 is incorporated by reference to the information in the Proxy Statement under the section relating to the ratification of the appointment of the independent registered public accounting firm.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Hudson Highland Group, Inc.

New York, New York

The audits referred to in our report dated March 6, 2008, relating to the consolidated financial statements of Hudson Highland Group, Inc., which is contained in Item 8 of this Form 10-K, included the audits of the consolidated financial statement schedule listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based upon our audits.

In our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York

March 6, 2008

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

Column A	Column B	Column C Additions		Column D	Column E
Descriptions	Balance at Beginning of Period	Charged to Costs/Expenses (Recoveries)	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts (a)
Year ended December 31, 2005	$5,230	2,233	—	1,975	$5,488
Year ended December 31, 2006	$5,488	2,993	(511)	1,222	$6,748
Year ended December 31, 2007	$6,748	(88)	(310)	1,453	$4,897

(a)	Included in the balances presented here are the allowances for doubtful accounts for the Company’s discontinued operations. The sale and subsequent reduction to the account balance is in column C charged to other accounts as a deletion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this sixth day of March 2008.

HUDSON HIGHLAND GROUP, INC.

By	/s/ JON F. CHAIT
Jon F. Chait Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON F. CHAIT Jon F. Chait	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2008

/s/ MARY JANE RAYMOND Mary Jane Raymond	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2008

/s/ DAVID REYNOLDS David Reynolds	Vice President, Corporate Controller (Principal Accounting Officer)	March 6, 2008

/s/ ROBERT B. DUBNER Robert B. Dubner	Director	March 6, 2008

/s/ JOHN J. HALEY John J. Haley	Director	March 6, 2008

/s/ JENNIFER LAING Jennifer Laing	Director	March 6, 2008

/s/ DAVID G. OFFENSEND David G. Offensend	Director	March 6, 2008

/s/ RICHARD J. STOLZ Richard J. Stolz	Director	March 6, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)	Amended and Restated Certificate of Incorporation of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Registration Statement on Form 10 filed March 14, 2003 (file No. 0-50129)).

(3.2)	Certificate of Designations of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 2, 2005 (file No. 0-50129)).

(3.3)	Amended and Restated By-laws of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file No. 0-50129)).

(4.1)	Amended and Restated Credit Agreement, dated as of July 31, 2007, by and among Hudson Highland Group, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as the Lenders, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated July 31, 2007 (file No. 0-50129)).

(4.2)	Rights Agreement, dated as of February 2, 2005, between Hudson Highland Group, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Hudson Highland Group, Inc. February 3, 2005 (file No. 0-50129)).

(10.1)*	Hudson Highland Group, Inc. Long Term Incentive Plan, as amended through October 29, 2007.

(10.2)*	Form of Hudson Highland Group, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated May 1, 2007 (file No. 0-50129)).

(10.3)*	Form of Hudson Highland Group, Inc. Stock Option Agreement (Employees) (incorporated by reference to Exhibit 10.4 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).

(10.4)*	Executive Excise Tax Gross-Up Agreement, amended and restated effective as of October 29, 2007, between Hudson Highland Group, Inc. and Jon F. Chait.

(10.5)*	Form of Hudson Highland Group Executive Employment Agreement, amended and restated effective as of October 29, 2007, between Hudson Highland Group, Inc. and each of Margaretta Noonan, Richard S. Gray, Latham Williams, Neil J. Funk, Elaine A. Kloss and David S. Reynolds.

(10.6)*	Executive Employment Agreement, amended and restated effective as of October 29, 2007, between Hudson Highland Group, Inc. and Mary Jane Raymond.

(10.7)*	Executive Employment Agreement, amended and restated effective as of October 29, 2007, between Hudson Highland Group, Inc. and Don Bielinski.

(10.8)*	Hudson Highland Group, Inc. Nonqualified Deferred Compensation Plan (Effective May 1, 2004, as Amended and Restated Effective January 1, 2008).

(10.9)*	Summary of Hudson Highland Group, Inc. Compensation for Non-employee Members of the Board of Directors.

Exhibit Number	Exhibit Description
(10.10)*	Summary of Hudson Highland Group, Inc. 2007 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Current Report on Form 8-K dated February 6, 2007 (file No. 0-50129)).

(10.11)*	Summary of Amendments to Hudson Highland Group, Inc. 2007 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated September 25, 2007 (file No. 0-50129)).

(10.12)*	Form of Hudson Highland Group, Inc. Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc. Current Report on Form 8-K dated May 11, 2006 (File No. 0-50129)).

(10.13)*	Form of Hudson Highland Group, Inc. Stock Option Agreement applicable to Jon F. Chait (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated July 13, 2007 (file No. 0-50129)).

(10.14)*	Summary of Hudson Highland Group, Inc. 2008 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated January 30, 2008 (file No. 0-50129)).

(10.15)*	Hudson Highland Group, Inc. Director Deferred Share Plan.

(21)	Subsidiaries of Hudson Highland Group, Inc.

(23)	Consent of BDO Seidman, LLP.

(31.1)	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(31.2)	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(32.1)	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(99.1)	Proxy Statement for the 2008 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2007; except to the extent specifically incorporated by reference, the Proxy Statement for the 2008 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

*	A management contract or compensatory plan or arrangement.