Form 10-Q
period 2008-03-31
HUDSON HIGHLAND GROUP INC
filed 2008-05-09
CIK 1210708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 30, 2008
Common Stock	25,038,473

HUDSON HIGHLAND GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$297,507	$288,150
Direct costs (Note 7)	171,282	170,407

Gross margin	126,225	117,743
Selling, general and administrative expenses	119,519	112,965
Acquisition-related expenses	—	298
Depreciation and amortization	3,863	3,695
Merger and integration expenses	75	—
Business reorganization expenses	1,320	3,116

Operating income (loss)	1,448	(2,331)
Other income:
Other, net	426	2,607
Interest, net	360	212

Income from continuing operations before provision for income taxes	2,234	488
Provision for income taxes	1,966	2,266

Net income (loss) from continuing operations	268	(1,778)
Net income from discontinued operations	1,096	1,833

Net income	$1,364	$55

Basic and diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.01	$(0.07)
Net income from discontinued operations	0.04	0.07

Net income (loss)	$0.05	$—

Weighted average shares outstanding:
Basic	25,500	24,919
Diluted	25,887	24,919

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$25,290	$39,245
Cash – restricted	1,100	—
Accounts receivable, less allowance for doubtful accounts of $4,919 and $4,838, respectively	219,284	189,072
Prepaid and other	23,522	18,493
Current assets from discontinued operations	—	12,265

Total current assets	269,196	259,075
Intangibles, net	74,836	78,235
Property and equipment, net	28,993	29,470
Other assets	11,318	7,214
Non-current assets from discontinued operations	—	212

Total assets	$384,343	$374,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,291	$21,237
Accrued expenses and other current liabilities	124,113	120,842
Short-term borrowings and current portion of long-term debt	1,834	243
Accrued business reorganization expenses	4,048	3,490
Accrued merger and integration expenses	294	314
Current liabilities from discontinued operations	46	6,300

Total current liabilities	157,626	152,426
Other non-current liabilities	19,003	18,649
Accrued business reorganization expenses, non-current	2,668	2,689
Accrued merger and integration expenses, non-current	277	327

Total liabilities	179,574	174,091
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 25,889 and 25,691 shares, respectively	26	26
Additional paid-in capital	445,013	444,075
Accumulated deficit	(287,223)	(288,587)
Accumulated other comprehensive income – translation adjustments	51,399	44,946
Treasury stock, 585,802 and 24,680 shares, respectively, at cost	(4,446)	(345)

Total stockholders’ equity	204,769	200,115

Total liabilities and stockholders’ equity	$384,343	$374,206

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,364	$55
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,976	3,809
Stock-based compensation	1,079	1,091
Gain on sale of assets	(2,832)	(2,432)
Provision for doubtful accounts	(43)	(147)
Deferred income taxes	216	(134)
Changes in assets and liabilities:
Increase in accounts receivable	(12,112)	(7,916)
Increase in other assets	(2,635)	(186)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(9,528)	1,684
Increase in accrued business reorganization expenses	417	1,591
Decrease in accrued merger and integration expenses	(71)	(395)

Total adjustments	(21,533)	(3,035)

Net cash used in operating activities	(20,169)	(2,980)

Cash flows from investing activities:
Capital expenditures	(2,167)	(2,651)
Proceeds from sale of assets	10,990	2,545
Acquisition and investment in businesses, net of cash acquired	(567)	(1,000)

Net cash provided by (used in) investing activities	8,256	(1,106)

Cash flows from financing activities:
Borrowings under credit facility	109,700	120,177
Repayments under credit facility	(108,144)	(115,374)
Purchase of treasury shares	(5,257)	—
Issuance of common stock – Employee Stock Purchase Plan	11	—
Issuance of common stock – Long Term Incentive Plan option exercises	24	1,141
Payments on short and long-term debt	(13)	—

Net cash provided by (used in) financing activities	(3,679)	5,944

Effect of exchange rate changes on cash and cash equivalents	1,637	502
Net increase (decrease) in cash and cash equivalents	(13,955)	2,360
Cash and cash equivalents, beginning of period	39,245	44,649

Cash and cash equivalents, end of period	$25,290	$47,009

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$103	$355

Taxes	$2,843	$1,756

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total
Balance January 1, 2008	$26	$444,075	$(288,587)	$44,946	$(345)	$200,115
Net income	—	—	1,364	—	—	1,364
Other comprehensive income, translation adjustments	—	—	—	6,453	—	6,453
Purchase of Treasury Stock	—	—	—	—	(5,257)	(5,257)
Issuance of shares for 401(k) plan	—	(176)	—	—	1,156	980
Issuance of shares from exercise of stock options	—	24	—	—	—	24
Issuance of shares for employee stock purchase plans	—	11	—	—	—	11
Stock-based compensation	—	1,079	—	—	—	1,079

Balance March 31, 2008	$26	$445,013	$(287,223)	$51,399	$(4,446)	$204,769

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

These interim unaudited condensed consolidated quarterly financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Hudson Highland Group, Inc. (“Hudson” or the “Company”) filed in its Annual Report of Form 10-K for the year ended December 31, 2007 (the “Form 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2008, may not be indicative of the results of operations for the remainder of the fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – DESCRIPTION OF BUSINESS

The Company is comprised of the operations, assets and liabilities of the three Hudson regional businesses: Hudson Americas, Hudson Europe and Hudson Asia Pacific (“Hudson regional businesses” or “Hudson”).

The Company provides professional staffing services on a permanent and contract basis and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into three reportable segments, the Hudson regional businesses of Hudson Americas, Hudson Europe, and Hudson Asia Pacific, which constituted approximately 18%, 47%, and 35% of the Company’s gross margin, respectively, for the quarter ended March 31, 2008.

Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, rent and professional consulting.

Hudson Americas operates from thirty-five offices in two countries, with 96% of its first quarter 2008 gross margin generated in the United States. Hudson Europe operates from forty-six offices in seventeen countries, with 46% of its first quarter 2008 gross margin contributed by its operations in the United Kingdom. Hudson Asia Pacific operates in twenty-one offices in six countries, with 63% of its first quarter 2008 gross margin stemming from Australia.

Hudson’s three regional businesses provide professional contract consultants and permanent recruitment services to a wide range of clients. With respect to contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a contract assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profiles required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

All of the Hudson regional businesses also provide organizational effectiveness and development services through their talent management offerings. These services encompass candidate assessment, competency modeling, leadership development, performance management, and career transition. These services enable Hudson to offer clients a comprehensive set of management services across the entire employment life-cycle from attracting, assessing and selecting best-fit employees to engaging and developing those individuals to help build a high-performance organization.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material effect on the Company’s results of operations or financial position. The Company is currently evaluating the impact of its adoption of SFAS 157 and has not yet determined the effect on its results of operations or financial position.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing the Company’s income (loss) from continuing operations by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s income (loss) from continuing operations by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three month period ended March 31, 2008, 1,785,550 outstanding stock options were excluded from the diluted earnings per share calculation because the options’ strike prices were greater than the average share price for the quarter. For the three month period ended March 31, 2007, the effect of approximately 456,500 outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 5 – STOCK BASED COMPENSATION

The Company accounts for stock based compensation under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). All employee stock option grants have been reflected as an expense in prior periods or will be expensed over the related remaining stock option vesting period based on the estimated fair value at the date the options are granted. The Company recognized expenses from continuing operations of $573 and $953 in the first quarter of 2008 and 2007, respectively, for stock option and employee stock purchase plans. The Company recognized a current tax benefit for the quarters ended March 31, 2008 and 2007 of $82 and $36, respectively, in certain foreign jurisdictions where the Company has taxable income. As of March 31, 2008, there was approximately $2,518 of compensation expense that has yet to be recognized related to non-vested stock-based awards. This expense is expected to be recognized over a weighted-average period of 2.2 years. All share issuances related to stock compensation plans are issued under stockholder approved compensation plans.

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

There were no options granted in the three months ended March 31, 2008.

The following were the assumptions used to determine the fair value of options granted and the details of option activity as of and for the respective periods:

	Three Months Ended March 31,
	2008	2007
Risk free interest rate	—	4.7%
Volatility	—	60.0%
Expected life (years)	—	5.0
Dividends	—	—
Weighted average fair value of options granted during the period	$—	$10.83
Options granted in the period	—	306,500
Intrinsic value of options exercised in the period	$8	$1,227
Options exercised in the period	3,500	140,535
Intrinsic value of vested stock options	$247	$6,848

The Company expensed $506 and $138 in the first quarter of 2008 and 2007, respectively, related to restricted stock issuances.

NOTE 6 – DISCONTINUED OPERATIONS

On February 4, 2008, the Company completed the sale of substantially all of the assets of Hudson Americas energy, engineering and technical staffing division (“ETS”) to System One Holdings LLC (“Buyer”). At the close of the sale, the Company received from the Buyer, pursuant to the agreement (i) $10,988 in cash, subject to a post-closing net working capital adjustment, (ii) a subordinated secured note in the aggregate principal amount of $5,000 with a five year maturity and (iii) a warrant to purchase 10% of the units of membership interests in the Buyer. The Company has the right to receive an additional $600 that has been deposited by the Buyer into an escrow account upon resolution of certain tax withholdings, of which $119 was resolved subsequent to March 31, 2008. The Company retained approximately $3,600 of receivables of the business, all of which has been received as of April 30, 2008. The Company also retained $1,153 of workers compensation liabilities. The Company recorded a loss on the sale of ETS of $545, net of approximately $777 of direct costs of the transaction and $6,944 of goodwill allocated to the business.

On December 14, 2007, the Company completed the sale of all of the outstanding shares of its Netherlands reintegration subsidiary, Hudson Human Capital Solutions B.V. (“HHCS”) to Workx! Holding B.V (“Workx”). At the closing of the HHCS sale, the Company received €500 in cash. The share purchase agreement entered into in connection with the HHCS sale provides for contingent payments to the Company of up to €200 subject to the achievement by HHCS of certain earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) targets in 2008 and 2009. The gain before income taxes on the HHCS Sale was $4,921, which includes approximately $7,354 of accumulated foreign currency translation gains previously included in other comprehensive income and now reclassified in accordance with SFAS No. 52, “Foreign Currency Translation” as a result of the sale of the entity, offset by severance and professional fees of approximately $2,478.

Effective October 29, 2007, certain of the Company’s subsidiaries completed the sale (the “T&I Sale”) of Hudson Asia Pacific’s Australian blue-collar trade and industrial business (“T&I”) to Skilled Group Limited. The Company recorded a gain on the T&I Sale of $1,877 from cash proceeds of approximately $3,000 in the fourth quarter of 2007.

ETS was part of the Hudson Americas reportable segment, HHCS was part of the Hudson Europe reportable segment and T&I was part of the Hudson Asia Pacific reportable segment. The gain or loss on sale and results of operations from all three of these operations were reported in discontinued operations in the relevant periods.

Effective October 1, 2006, the Company completed the sale of its Highland Partners executive search business (“Highland”) to Heidrick & Struggles International, Inc. (“Heidrick”). Heidrick also assumed certain on-going liabilities and obligations of Highland. As a result of Highland achieving certain revenue metrics in 2007, the Company, pursuant to a notice from Heidrick dated March 26, 2008, received on April 9, 2008 an additional cash payment of $3,375. The additional gain on sale was recorded in discontinued operations and is recorded in current assets as a receivable as of March 31, 2008. The Company may receive up to an additional $11,625 from Heidrick in 2009, subject to the achievement by Highland of certain future revenue metrics in 2008. Under the purchase agreement, Heidrick has to provide the Company with a notice stating the amount of any such contingent payment thirty days after Heidrick’s public release of its consolidated results of operations, or approximately at the end of March 2009. The Company will determine the future amounts to be received under the Heidrick purchase agreement at that time. The Highland business was a separate reportable segment of the Company at the time of the sale, and accordingly, the gain on sale and results from Highland’s operations have been included in discontinued operations. In March 2008, the Company received notification of an employee-related ruling requiring the Company to pay approximately $676 to a former Highland employee. The Company has reported the related liability as of March 31, 2008.

NOTE 6 – DISCONTINUED OPERATIONS (Continued)

Reported results for the discontinued operations by period were as follows:

	For the quarter ended March 31, 2008
	Highland	T&I	HHCS	ETS	Total
Revenue	$—	$—	$—	$12,994	$12,994

Gross margin	—	—	—	620	620

EBITDA (loss) (a)	(554)	—	—	(1,028)	(1,582)

Depreciation and amortization	—	—	—	112	112

Operating loss	(554)	—	—	(1,140)	(1,694)

Other expense	(40)	—	—	—	(40)

Gain (loss) on sale	3,375	—	—	(545)	2,830

Provision for income taxes (b)	—	—	—	—	—

Income (loss) from discontinued operations	$2,781	$—	$—	$(1,685)	$1,096

	For the quarter ended March 31, 2007
	Highland	T&I	HHCS	ETS	Total
Revenue	$—	$9,827	$3,665	$36,257	$49,749

Gross margin	—	1,176	1,975	4,986	8,137

EBITDA (a)	—	378	420	1,238	2,036

Depreciation and amortization	—	9	83	22	114

Operating income	—	369	337	1,216	1,922

Other income (expense)	19	—	4	(1)	22

Provision for income taxes (b)	—	111	—	—	111

Income from discontinued operations	$19	$258	$341	$1,215	$1,833

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information consistent with measurements and targets used for calculating the basis of contingent payments due to the Company from the disposal of certain operations. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Income tax expense (benefit) is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% for differences in the foreign statutory tax rates, as well as the ability to offset certain net operating losses (“NOLs”) against taxable profits.

NOTE 7 – REVENUE, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	Quarter Ended March 31, 2008			Quarter Ended March 31, 2007
	Contracting	Other	Total	Contracting	Other	Total
Revenue	$207,794	$89,713	$297,507	$202,749	$85,401	$288,150
Direct costs (1)	164,498	6,784	171,282	162,721	7,686	170,407

Gross margin	$43,296	$82,929	$126,225	$40,028	$77,715	$117,743

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s contractors and reimbursed out-of-pocket expense and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent recruitment and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of contracting and permanent recruitments, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 8 – GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill, by reporting segment, for the three months ended March 31, 2008, are as follows:

	December 31, 2007	Additions and Adjustments	Currency Translation	March 31, 2008
Hudson Americas	$43,982	$(6,944)	$—	$37,038
Hudson Europe	24,222	541	2,214	26,977
Hudson Asia Pacific	5,238	—	233	5,471

Total goodwill	$73,442	$(6,403)	$2,447	$69,486

As of March 31, 2008 and December 31, 2007, intangible assets consisted of the following:
	March 31, 2008		December 31, 2007
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Goodwill	$69,486	$—	$73,442	$—
Amortizable intangible assets:
Client lists and other amortizable intangibles	15,484	(10,134)	15,523	(10,730)

Total intangible assets	$84,970	$(10,134)	$88,965	$(10,730)

The Company reduced goodwill related to the sale of ETS as described in Note 6.

Aggregate amortization expense for the three-month periods ended March 31, 2008 and 2007 was $528 and $902, respectively.

NOTE 9 – INCOME TAXES

The provision for income taxes for the three months ended March 31, 2008 was $1,966 on pretax income of $2,234, compared with a provision of $2,266 on pretax income of $488 for the same period of 2007. In the current period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses. This is offset in part by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company’s financial statements and totaled $218 and $45 for the three months ended March 31, 2008 and 2007, respectively. Accrued interest and penalties were $2,237 and $1,621 as of March 31, 2008 and 2007, respectively.

As of March 31, 2008 and December 31, 2007, the Company had $6,945 and $6,890, respectively, of unrecognized tax benefits, which if recognized in the future, would affect the annual effective income tax rate. The amount of unrecognized tax benefits pertaining to uncertain tax positions for U.S. state and local income taxes may be reduced by approximately $500 over the next twelve months for the lapse of the statute of limitations with respect to the 2003 tax year.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years that had NOLs remain open until the NOLs are utilized in future periods. The open tax years are 2003 through 2007 for the U.S. federal, state and local jurisdictions, 2000 through 2007 for the U.K., 2000 through 2007 for Australia and 2000 through 2007 for most other jurisdictions. Currently, the Company’s income tax filings are not under examination in any state jurisdiction in the U.S.

NOTE 10 – BUSINESS COMBINATIONS – ACQUISITIONS

In February 2008, the Company completed the acquisition of a majority of the assets of Executive Coread SARL, a talent management and recruitment company in France. The purchase agreement provides for a payment at closing of €300, or $454, plus transactions costs and additional earn-out payments up to €300, or approximately $475, based on earnings thresholds in 2008 and 2009.

In February 2007, the Company and one of its subsidiaries entered into a purchase agreement to acquire the business assets of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd (collectively, “TKA”) for an initial investment of $1,000. In May 2007, the Company completed the acquisition of TKA for additional consideration of $4,000, consisting of $2,500 paid in cash at or shortly after the completion, $500 held in escrow to be payable within 90 days of the third anniversary of the acquisition date and $700 in notes with an interest rate of 6.18% paid in November 2007. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net identifiable assets acquired ($45 in assets, $525 for non-contractual client relationships and other current liabilities of $596), with the excess of $5,026 allocated to goodwill, which is non-deductible for tax purposes. The purchase agreement also provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds, of up to a maximum of $8,500. TKA is an information technology recruitment business serving multinational clients in China, and its results have been included in the Hudson Asia Pacific segment since the completion.

In April 2008, the Company made a final earnout payment of €3,500, or $5,008, related to the Hudson Europe’s segment’s August 2005 acquisition of Balance Ervaring op Projectbasis, B.V. (“Balance”), a leading professional contract staffing firm in the Netherlands. This amount was accrued for as of December 31, 2007 and March 31, 2008.

Pro forma information for these acquisitions is not included as it would not have a material impact on the Company’s consolidated financial position or results of operations.

The Company estimates that future earn-out payments related to prior period acquisitions could be between $1,000 and $1,500 during 2008.

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

Details of merger and integration activity by plan for the three months ended March 31, 2008 follow:

	December 31, 2007	Expense	Utilization	March 31, 2008
2002 Plans	$641	$75	$(145)	571

Total	$641	$75	$(145)	$571

NOTE 12 – BUSINESS REORGANIZATION EXPENSES

On March 5, 2008, the Company’s Board of Directors approved a plan to streamline the Company’s support operations in each of the Hudson regional businesses to match its focus on specialization. The Company estimates that the pre-tax cost of the program will be between $5 million to $7 million for the year ending December 31, 2008, including $1.6 million in the first quarter of 2008. The Company expects the program to be completed in 2008. The program includes costs for actions to reduce support functions to match them to the scale of businesses after divestitures, exit underutilized properties and eliminate contracts for certain discontinued services. These costs can be defined as consolidation of excess facilities, workforce reduction and professional fees. The Company is taking these actions to help reduce costs and increase the sustainable, long-term profitability of the Company.

In 2006, the Company’s Board of Directors approved the 2006 reorganization program with costs for related actions in the following categories: consolidation of support functions, particularly between the Hudson North America business unit and corporate; closing or reducing redundant sales functions and unprofitable offices, particularly in Hudson North America and Europe; and programs to reduce management staffing levels in Hudson Asia Pacific.

In 2002, the Company, then part of Monster Worldwide, Inc. (“Monster”), announced a plan to separate from Monster. This reorganization program included workforce reductions, consolidation of excess facilities and offices and related write-offs, restructuring of certain business functions and other special charges, primarily for exiting activities that were no longer part of the Company’s strategic plan.

In the following tables, amounts under the “Utilization” caption are primarily the cash payments associated with the plans and amounts in the “Changes in estimate” column represent modifications to amounts charged or recovered for business reorganization expenses in the Company’s statement of operations. Business reorganization expense activities and liability balances were as follows:

	December 31, 2007	Changes in estimate	Additional charges	Utilization	March 31, 2008
Consolidation of excess facilities	$6,025	$(259)	$762	$(564)	$5,964
Workforce reduction	71	(41)	539	(117)	452
Professional fees and other	84	—	319	(103)	300

Total	$6,180	$(300)	$1,620	$(784)	$6,716

The following table presents a summary of plan activity related to business reorganization costs by plan period.

	December 31, 2007	Changes in estimate	Additional charges	Utilization	March 31, 2008
2002 Plan	$3,989	$(244)	$—	$(402)	$3,343
2006 Plan	2,191	(56)	—	(298)	1,837
2008 Plan	—	—	1,620	(84)	1,536

Total	$6,180	$(300)	$1,620	$(784)	$6,716

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

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. At March 31, 2008 and December 31, 2007, $2,650 and $1,520, respectively, of asset retirement obligations were included in the condensed consolidated balance sheet.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three month period ended March 31, 2008, the Company issued 140,051 shares of its common stock held in treasury to satisfy its 2007 contribution liability to the 401(k) Savings Plan, with a value of $980 for these shares at issuance. Also during the three month period ended March 31, 2008, the Company issued 1,362 shares of its common stock for an employee share purchase plan in the U.K. with a value of $11.

NOTE 15 – FINANCIAL INSTRUMENTS

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

In January 2008, the Company entered into a loan agreement with HSBC Bank (Shanghai) in China, and borrowed $964 for working capital purposes and the TKA acquisition. The loan matures on September 30, 2008, bearing annual interest based upon the People’s Republic of China’s six month rate, plus 10%, resulting in an interest rate of 7.8%, at March 31, 2008 and is secured by a letter of credit under the Credit Facility.

As of March 31, 2008 there were outstanding borrowings of $577 and $996 under the Credit Facility and the HSBC Bank (Shanghai) loan agreement, respectively. There was a total of $8,015 of outstanding letters of credit issued under the Credit Facility. These letters of credit have various maturity dates through 2017 and are primarily used to secure operating and capital lease financing. Available credit for use under the Credit Facility as of March 31, 2008 was $66,408.

The Company expects to continue to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are used to support certain of the Company’s office leases, finance leases and to support the Company’s loan in China. In July 2007, the Company entered into a collateral trust agreement, which replaced a letter of credit used to support the worker’s compensation policy. The estimated collateral under the collateral trust agreement was approximately $2,900, which was provided by the Company as a deposit. On April 1, 2008, the Company received $500 for a reduction in the required collateral under the collateral trust agreement, due to a reduction in workers’ compensation requirements. Accordingly, as of March 31, 2008, $500 was recorded as restricted cash, and the remainder, $2,400, included in other long term assets. As part of the disposal of ETS, the Company was required to place $600 in an escrow account pending resolution of certain liabilities, of which $119 was resolved subsequent to March 31, 2008.

The Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends; (2) requirements that the Company maintain its minimum EBITDA (as defined in the Credit Facility) and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness and repurchases of the Company’s stock. The Credit Facility allows certain permitted investments in the aggregate amount not to exceed $25,000 per year and certain permitted dispositions in the aggregate amount not to exceed $15,000 per year. The Company was in compliance with these financial related covenants as of March 31, 2008 and December 31, 2007.

NOTE 15 – FINANCIAL INSTRUMENTS (Continued)

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

Shelf Registration Statement Filing

The Company has on file with the SEC a shelf registration to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of March 31, 2008, all of the 1,350,000 shares were still available.

Forward Contracts

The Company periodically may enter into short term forward contracts to minimize the exposure to foreign exchange rate risk related to inter-company loan balances denominated in currencies other than the functional currency. The Company does not apply hedge accounting and accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are included in other income (expense) in the consolidated statements of income. At March 31, 2008, there were no outstanding foreign currency forward contracts.

NOTE 16 – COMPREHENSIVE INCOME

An analysis of the Company’s comprehensive income follows:

	Quarter Ended March 31,
	2008	2007
Net income	$1,364	$55
Other comprehensive income – translation adjustments	6,453	785

Total comprehensive income	$7,817	$840

NOTE 17 – SEGMENT AND GEOGRAPHIC DATA

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

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Quarter Ended March 31, 2008
Revenue	$83,262	$113,352	$100,893	$—	$297,507

Gross margin	$22,755	$59,149	$44,321	$—	$126,225

Business reorganization expenses	$1,462	$(237)	$95	$—	$1,320

EBITDA (loss)(a)	$(233)	$6,338	$5,134	$(5,928)	$5,311
Depreciation and amortization	1,173	1,647	990	53	3,863

Operating income (loss)	(1,406)	4,691	4,144	(5,981)	1,448
Interest and other income (expense), net	113	321	529	(177)	786

Income (loss) before income taxes	$(1,293)	$5,012	$4,673	$(6,158)	$2,234

As of March 31, 2008
Accounts receivable, net	$62,026	$100,391	$56,867	$—	$219,284

Long-lived assets, net of accumulated depreciation and amortization (b)	$45,953	$41,469	$13,649	$3,213	$104,284

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Quarter Ended March 31, 2007
Revenue	$76,547	$118,343	$93,260	$—	$288,150

Gross margin	$22,084	$57,048	$38,611	$—	$117,7431

Business reorganization expenses (recoveries)	$729	$2,447	$14	$(74)	$3,116

EBITDA (loss)(a)	$(2,098)	$4,082	$5,556	$(6,176)	$1,364
Depreciation and amortization	1,127	1,570	883	115	3,695
Operating income (loss)	(3,225)	2,512	4,673	(6,291)	(2,331)
Interest and other income (expense), net	(34)	2,566	107	180	2,819

Income (loss) before income taxes	$(3,259)	$5,078	$4,780	$(6,111)	$488

As of March 31, 2007
Accounts receivable, net	$70,181	$101,910	$53,958	$—	$226,049

Long-lived assets, net of accumulated depreciation and amortization (b)	$22,803	$31,233	$6,781	$3,466	$64,283

NOTE 17 – SEGMENT AND GEOGRAPHIC DATA (continued)

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
Quarter Ended March 31, 2008
Revenue	$82,225	$71,870	$69,654	$43,698	$29,023	$1,037	$297,507

Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$49,148	$5,059	$5,850	$35,165	$8,590	$18	$103,830

Quarter Ended March 31, 2007
Revenue	$75,364	$67,752	$83,991	$34,352	$25,508	$1,183	$288,150

Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$26,239	$4,980	$5,067	$27,479	$1,801	$30	$65,596

(a)	Non-GAAP earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) are presented to provide additional information about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses these measurements to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Comprised of property and equipment and intangibles.
(c)	Corporate assets are held in the United States.

NOTE 18 – STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $15,000 of the Company’s common stock. The Company intends to make purchases from time to time as market conditions warrant. Through March 31, 2008, the Company had repurchased 701,173 shares for a total cost of approximately $5,257.

NOTE 19 – SUBSEQUENT EVENT

In May 2008, the Company completed the sale of the assets of the public management division of Balance which supplies contractors with medical expertise. Revenues for this division in 2007 were $6,023 and proceeds from this sale are estimated at $6,700.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated financial statements and the notes thereto, included in Item 1 of this Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations also uses the non-GAAP measure EBITDA. See Note 15 to the Condensed Consolidated Financial Statements for EBITDA segment reconciliation information.

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

We are organized into three reportable segments: Hudson Americas, Hudson Europe and Hudson Asia Pacific. These reportable segments constituted approximately 18%, 47%, and 35% of the Company’s gross margin, respectively, for the quarter ended March 31, 2008.

Hudson’s three regional businesses provide professional contract consultants and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing to clients candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a contract assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

All of the Hudson regional businesses also provide organizational effectiveness and development services through their talent management offerings. These services encompass candidate assessment, competency modeling, leadership development, performance management, and career transition. These services enable Hudson to offer clients a comprehensive set of management services, across the entire employment life-cycle from attracting, assessing and selecting best-fit employees to engaging and developing those individuals to help build a high-performance organization.

Hudson Americas operates from thirty-five offices in two countries, with 96% of its first quarter 2008 gross margin generated in the United States. Hudson Europe operates from forty-six offices in seventeen countries, with 46% of its first quarter 2008 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from twenty-one offices in six countries, with 63% of its first quarter 2008 gross margin stemming from Australia.

Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, rent and professional consulting.

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

In May 2007, we acquired the business assets of Tong Zhi (Beijing) Consulting Service Ltd. and Guangzhou Dong Li Consulting Service Ltd. (collectively, “TKA”), an information technology (IT) recruiting business, which has operations located in three major cities in China.

In February 2008, we completed the acquisition of Executive Coread SARL, a small talent management and recruitment business in France. We expect to continue to identify opportunities to acquire businesses to expand our operations in specialized professional recruitment.

In the last twenty-one months, we completed the sale of seven non-core businesses to sharpen our strategic focus:

•	Scottish industrial trade business (2005 revenue of $12 million) in September 2006.

•	Highland Partners, our former executive search segment (“Highland”), in October 2006 (2005 revenue of $63 million).

•	U.K. office support business (2006 revenue of $10 million) in January 2007.

•	Australia’s trade and industrial business (“T&I”) (2006 revenue of $44 million) in October 2007.

•	The Netherlands’ reintegration business (“HCCS”) (2006 revenue of $19 million) in December 2007.

•	Alder Novo in April 2007, a company that we acquired in 2006 and subsequently determined was not performing at the level originally expected.

•	Hudson Americas’ energy, engineering and technical staffing division (“ETS”) in February 2008 (2007 revenue of $146 million).

In addition, our U.K., and to a lesser extent Australian, teams have consistently exited or declined to renew lower margin contracts and clients.

We have had a continuous program of improving our cost structure. We completed our 2006 reorganization program during the second quarter of 2007. On March 5, 2008, our Board of Directors approved a plan to streamline our support operations in each of the Hudson regional businesses to match its focus on specialization. We estimate that the pre-tax cost of the program will be between $5 million to $7 million for the year ending December 31, 2008, including $1.6 million incurred in the first quarter of 2008. We expect the program to be completed in 2008. The program includes costs for actions to reduce support functions to match them to the scale of businesses after divestitures ($3 million to $4 million), exit underutilized properties ($1 million to $2 million) and eliminate contracts for certain discontinued services ($0.5 million to $1 million). These costs are principally employee termination benefits, lease termination payments and contract cancellation costs. We are taking these actions to help reduce our costs and increase our sustainable, long-term profitability. The future cash expenditures for the actions described above are anticipated to be paid out primarily over the following six to twelve months and are approximately equal to the estimated costs.

Results of Operations

The following table sets forth the Company’s revenue, gross margin, operating income (loss), income (loss) from continuing operations, net income, contracting revenue, direct costs of contracting gross margin for the quarter ended March 31, 2008 and 2007 (dollars in thousands). See Note 15 to the Consolidated Financial Statements for EBITDA segment and reconciliation information.

	Quarter Ended March 31,
	2008	2007
Revenue:
Hudson Americas	$83,262	$76,547
Hudson Europe	113,352	118,343
Hudson Asia Pacific	100,893	93,260

Total	$297,507	$288,150

Gross margin:
Hudson Americas	$22,755	$22,084
Hudson Europe	59,149	57,048
Hudson Asia Pacific	44,321	38,611

Total	$126,225	$117,743

Operating income (loss):
Hudson Americas	$(1,406)	$(3,225)
Hudson Europe	4,691	2,512
Hudson Asia Pacific	4,144	4,673
Corporate expenses	(5,981)	(6,291)

Total	$1,448	$(2,331)

Net income	$1,364	$55

Contracting Data (a):
Contracting revenue:
Hudson Americas	$79,512	$69,377
Hudson Europe	62,731	70,261
Hudson Asia Pacific	65,551	63,111

Total	$207,794	$202,749

Direct costs of contracting:
Hudson Americas	$60,434	$53,885
Hudson Europe	49,944	56,687
Hudson Asia Pacific	54,120	52,149

Total	$164,498	$162,721

Contracting gross margin:
Hudson Americas	$19,078	$15,492
Hudson Europe	12,787	13,574
Hudson Asia Pacific	11,431	10,962

Total	$43,296	$40,028

Gross margin as a percent of revenue:
Hudson Americas	24.0%	22.3%
Hudson Europe	20.4%	19.3%
Hudson Asia Pacific	17.4%	17.4%

(a)	Contracting revenues are a component of Hudson revenue. Contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Contracting gross margin is derived by deducting the direct costs of contracting from contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

	Quarter Ended March 31,
	2008			2007
	As reported	Currency translation	Constant currency	As reported
Revenue:
Hudson Americas	$83,262	$(150)	$83,112	$76,547
Hudson Europe	113,352	(6,182)	107,170	118,343
Hudson Asia Pacific	100,893	(12,607)	88,286	93,260

Total	297,507	(18,939)	278,568	288,150

Direct costs:
Hudson Americas	60,507	(23)	60,484	54,463
Hudson Europe	54,203	(1,966)	52,237	61,295
Hudson Asia Pacific	56,572	(7,343)	49,229	54,649

Total	171,282	(9,332)	161,950	170,407

Gross margin:
Hudson Americas	22,755	(127)	22,628	22,084
Hudson Europe	59,149	(4,216)	54,933	57,048
Hudson Asia Pacific	44,321	(5,264)	39,057	38,611

Total	$126,225	$(9,607)	$116,618	$117,743

Selling, general and administrative (a):
Hudson Americas	$22,701	$(142)	$22,559	$24,580
Hudson Europe	54,618	(3,612)	51,006	52,089
Hudson Asia Pacific	40,082	(4,582)	35,500	33,924
Corporate	5,981	—	5,981	6,365

Total	$123,382	$(8,336)	$115,046	$116,958

Operating income (loss):
Hudson Americas	$(1,406)	$15	$(1,391)	$(3,225)
Hudson Europe	4,691	(632)	4,059	2,512
Hudson Asia Pacific	4,144	(668)	3,476	4,673
Corporate	(5,981)	—	(5,981)	(6,291)

Total	$1,448	$(1,285)	$163	$(2,331)

(a)	Selling, general and administrative expenses include depreciation and amortization.

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Hudson Americas

Hudson Americas’ revenue was $83.3 million for the quarter ended March 31, 2008, an increase from $76.5 million, or 8.8% from the same period of 2007. Revenues increased in contracting (+14.6%) partially offset by declines in permanent recruitment services (-42%). Contracting revenue increased in Legal (+42%), but was partially offset by declines in Information Technology (-18%) and Financial Solutions (-19%). The larger decreases in permanent recruitment revenue were in the contingency search and recruitment outsourcing operations of the Recruitment and Talent Management practice group.

Hudson Americas’ direct costs for the quarter ended March 31, 2008 were $60.5 million compared to $54.5 million for the same period of 2007, an increase of 11.1%. The increase in direct costs was consistent with the increase in Hudson Americas’ contracting revenue in the first quarter of 2008 compared to the same period of 2007.

Hudson Americas’ gross margin for the quarter ended March 31, 2008 was $22.8 million, an increase of $0.7 million, or 3.0%, from $22.1 million for the quarter ended March 31, 2007. The $22.8 million gross margin included temporary contracting gross margin of $19.1 million and permanent recruitment gross margin of $3.8 million. The increase in gross margin of $0.7 million was primarily from an increase of $3.6 million in contracting margin partially offset by a decrease in permanent recruitment margin of $2.9 million. The increase in the contracting gross margin was primarily within Legal Services (+54%). The decrease in permanent recruitment margin was primarily for the same reasons as noted above for the decrease in permanent recruitment revenue. Total gross margin as a percentage of revenue was 27.3% for the first quarter of 2008 versus 28.9% for the same period in 2007. The decrease in gross margin as a percentage of revenue was attributable to a decrease in permanent recruitment gross margin as a percentage of total gross margin (16.5% in 2008 compared to 30.1% in 2007) which was partially offset by an increase in the contracting gross margin (24% in 2008 compared to 22.3% in 2007).

Hudson Americas’ selling, general and administrative costs were $22.7 million for the quarter ended March 31, 2008, lower by 7.6% from $24.6 million for the same period of 2007. Selling, general and administrative expenses were 27.3% and 32.1% as a percentage of revenue for the first quarters of 2008 and 2007, respectively. The decrease in selling, general and administrative costs was primarily due to decreases in support staff salaries ($1.3 million) and professional fees ($0.9 million).

Hudson Americas had reorganization expenses of $1.5 million for the quarter ended March 31, 2008, compared to $0.7 million in the same period of 2007. The first quarter of 2008 charge related to severance costs and the costs relating to a number of contracts including the exiting of three leases in the U.S. incurred as part of the plan to downsize the overhead structure compared to amounts in the first quarter of 2007 that related to final adjustments for employee severance on the Company’s 2006 program.

Hudson Americas’ EBITDA was a loss of $0.2 for the quarter ended March 31, 2008, an improvement from a loss of $2.1 from the comparable period of 2007.

Hudson Americas’ operating loss was $1.4 million for the quarter ended March 31, 2008, an improvement of $1.8 million, compared to an operating loss of $3.2 million for the same period of 2007.

Hudson Europe

Hudson Europe’s revenue was $113.4 million for the quarter ended March 31, 2008, a decrease of 4.2% from $118.3 million for the same period of 2007. On a constant currency basis, Hudson Europe’s revenue decreased 9.4% in the first quarter of 2008 compared to the same period of 2007. The largest decrease in constant currency revenue was from the U.K. in both lower contracting revenue

(-19%) and permanent recruitment (-17%). This decrease in revenue was primarily driven by a decrease of revenues from the financial services sector and other operations in London. The constant currency decrease was partially offset by increases of permanent recruitment and talent management consulting services in France (+30%), Belgium (+3%), Central and Eastern Europe (+9%) and the Nordic region (+7%) and increased contracting revenues for Balance (+10%) and increased talent management consulting revenues in the U.K. (+46%).

Hudson Europe’s direct costs for the quarter ended March 31, 2008 were $54.2 million, a reduction of $7.1 million, or 11.6%, compared to $61.3 million for the same period of 2007. On a constant currency basis, direct costs decreased 14.8% for the first quarter of 2008 in comparison to the same period of 2007. The decrease was primarily the result of lower contracting costs in the U.K. (-19%).

Hudson Europe’s gross margin for the quarter ended March 31, 2008 was $59.1 million, higher by $2.1 million, or 3.7%, compared to the same period of 2007. Gross margin as a percentage of revenue was 52.2% for the quarter ended March 31, 2008, an increase from 48.2% for the comparable period of 2007, primarily due to a mix shift with less temporary contracting revenue in the U.K. as a percent of total revenue, combined with the growth in permanent recruitment in continental Europe and talent management consulting services across Europe. On a constant currency basis, gross margin decreased by 3.7% for the quarter ended March 31, 2008 when compared to the same period of 2007. Hudson Europe’s largest constant currency decrease was in the U.K. (-17%), partially offset by increases in France (+28%), Balance (+15%), the Nordic region (+16%), Spain (+15%) and Central and Eastern Europe (+9%). Hudson Europe’s contracting gross margin increased to 20.4% for the quarter ended March 31, 2008 from 19.3% in the comparable period of 2007.

Hudson Europe’s selling, general and administrative costs were $54.6 million for the quarter ended March 31, 2008, higher by 4.9% from $52.1 million for the same period of 2007. Selling, general and administrative expenses for the quarter ended March 31, 2008 and for the comparable period of 2007 were 48.2% and 44.0% as a percentage of revenue, respectively. On a constant currency basis for the quarter ended March 31, 2008, selling, general and administrative expenses decreased by 2.1% compared to the comparable period of 2007. The largest decreases in selling, general and administrative costs for 2008 came from sales and delivery costs (-3%), travel and entertainment (-29%) and communications (-30%) partially offset by higher support salaries of (+18%), insurance (+46%) and support bonuses (+59%).

Hudson Europe’s EBITDA was $6.3 million for the quarter ended March 31, 2008, an increase of $2.2 million compared to $4.1 million for the same period of 2007. Hudson Europe EBITDA as a percentage of revenue improved to 5.6% of revenue for the quarter ended March 31, 2008 compared to 3.4% in the same period of 2007. The increase in EBITDA was the result of improved performance in the Nordic region (+207%), Balance (+15%), France (+41%) and U.K. (+20%).

Hudson Europe’s operating income was $4.7 million for the quarter ended March 31, 2008, compared to $2.5 million for the same period of 2007. Hudson Europe’s 2008 improvement in operating results was essentially due to the same factors as discussed above with respect to EBITDA together with a reduction of $2.4 in reorganization charges in the current quarter compared to the prior year quarter. The majority of the re-organization charge realized in the first quarter of 2007 related to a portion of the London office which was assigned to a third party.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $100.9 million for the quarter ended March 31, 2008, up 8.2% from $93.3 million for the same period of 2007. On a constant currency basis, Hudson Asia Pacific’s revenue decreased approximately 5.3% comparing the first quarter of 2008 to the same period in 2007. The largest constant currency revenue decrease came from contracting in Australia (-9%) and New Zealand (-10%) largely due to the continued strategic exit from low margin business. The Australian Talent Management practice declined (-24%) as a result of reduced demand for outplacement services. These decreases were offset in part by the growth in permanent recruitment in China (+139%), which benefited from the TKA acquisition in May 2007, and Hong Kong (+28%).

Hudson Asia Pacific’s direct costs for the quarter ended March 31, 2008 were $56.6 million, an increase of $2.0 million, or 3.5%, compared to $54.6 million for the same period of 2007. On a constant currency basis, direct costs decreased by $5.4 million, or 9.9% compared to 2007. The decrease in direct costs was consistent with the reduction in contracting revenue.

Hudson Asia Pacific’s gross margin for the quarter ended March 31, 2008 was $44.3 million, an increase of $5.7 million, or 14.8%, from $38.6 million for the same period of 2007. Gross margin as a percentage of revenue was 43.9% for the first quarter of 2008, an increase from 41.4% for the comparable period of 2007, primarily due to an increased percentage of total gross margin coming from permanent recruitment services combined with increased contracting margins in Australia. On a constant currency basis, gross margin increased by 1.2% for the quarter ended March 31, 2008 when compared to the comparable period of 2007. The gross margin increase was from increases in permanent recruitment in China (+147%) and Hong Kong (+28%), partially offset by a decrease in Australia (-6%) and New Zealand (-11%).

Hudson Asia Pacific’s selling general and administrative costs were $40.1 million for the quarter ended March 31, 2008, higher by 18.2% from $33.9 million for the comparable period of 2007. Selling, general and administrative expenses as a percent of revenue were 39.7% and 36.4% for the first quarters of 2008 and 2007, respectively. On a constant currency basis, the first quarter 2008 selling, general and administrative expenses increased by 4.6% compared to the same period in 2007. The increased expenses in 2008 were the result of increases in China (+114%) related to the TKA acquisition and increased occupancy costs resulting from relocation to larger office space during 2007 and Hong Kong (+27%) for sales and delivery compensation costs.

Hudson Asia Pacific had nominal reorganization expenses for the quarter ended March 31, 2008. The Company completed its 2006 reorganization program and expects no further expenses related to this plan. During the remainder of 2008, the Company intends to streamline its support operations to match its focus on specialization.

Hudson Asia Pacific’s EBITDA was $5.1 million for the quarter ended March 31, 2008, a decrease of $0.4 million from the comparable period of 2007. EBITDA as a percentage of revenue decreased to 5.1% for the quarter ended March 31, 2008 compared to 6.0% for the quarter ended March 31, 2007, with the increases in China and Hong Kong offset by decreases in Australia, New Zealand, Japan and Singapore. Australia’s EBITDA as a percentage of revenue decreased to 4.9% in the first quarter of 2008 from 5.7% in the comparable period of 2007 due to increased direct staff costs. Japan reported EBITDA as a percentage of revenue losses of (-37.2%) and (-9.9%), respectively, for the quarter ended March 31, 2008 and 2007, respectively.

Hudson Asia Pacific’s operating income was $4.1 million for the quarter ended March 31, 2008, a decrease of $0.5 million from the comparable period of 2007. The decrease in Hudson Asia Pacific’s operating results for the quarter ended March 31, 2008 was primarily due to the same factors discussed above in EBITDA.

Corporate and Other

Corporate expenses for the quarter ended March 31, 2008 were $6.0 million compared to $6.4 million for the comparable period of 2007. Corporate expenses for the first quarter of 2008 decreased primarily as a result of lower support staff compensation (-$0.9 million) and travel and entertainment (-$0.2 million), partially offset by higher professional fees (+$0.4 million).

Other non-operating income (expenses), including interest, was $0.8 million for the quarter ended March 31, 2008, lower by $2.0 million when compared to $2.8 million for the comparable period of 2007. Interest income for the first quarter of 2008 was $0.4 million compared $0.2 million in the comparable period of 2007. Non-operating income for the first quarter of 2007 included the gain of $2.5 million on the sale of the U.K. office and support services.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2008 was $2.0 million on income from continuing operations of $2.2 million, compared with a provision of $2.3 million on income from continuing operations of $0.5 million for same period of 2007. The change in the Company’s tax provision for the quarter ended March 31, 2008 compared to the same period in 2007 was primarily related to less income in tax paying countries. The effective tax rate differs from the U.S. Federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition related payments, variations from the U.S. tax rate in foreign jurisdictions, and taxes on repatriation of foreign profits.

Income (loss) from Continuing Operations

The income from continuing operations was $0.3 million for the quarter ended March 31, 2008, compared to a loss of $1.8 million for 2007. Basic and diluted earnings from continuing operations per share were $0.01 for the quarter ended March 31, 2008, compared to basic and diluted loss of $0.07 per share in the quarter ended March 31, 2007. Basic average shares outstanding increased in 2008 as a result of various employee stock compensation awards that vested or were issued or granted at various times during 2008. For 2007, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Discontinued Operations

ETS, HHCS, T&I and the former Highland segment comprise the Company’s discontinued operations. Income from discontinued operations was $1.1 million which includes a $3.4 million additional payment due the Company as a result of its former Highland reporting unit achieving certain 2007 revenue metrics as defined in the sale agreement, offset by a $0.5 million loss on the sale of ETS and approximately $1.8 million loss on operations of the discontinued businesses.

The loss on the sale of ETS primarily resulted from the allocation of $6.9 million of goodwill associated with the portion of the Hudson Americas’ business sold. The discontinued operations results for the Highland segment were negatively impacted by the notification of an employment-related ruling requiring the Company to pay approximately $0.7 million to a former Highland employee.

Basic and diluted earnings from discontinued operations per share were $0.04 for the quarter ended March 31, 2008, compared to basic and diluted earnings from discontinued operations per share of $0.07 in the same period of 2007.

Net Income

Net income was $1.4 million for the quarter ended March 31, 2008, compared to $0.1 million for the same period in 2007. Basic and diluted income per share were $0.05 for the quarter ended March 31, 2008 compared to basic and diluted earnings of $0.00 per share in the quarter ended March 31, 2007. For the first quarter of 2007, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the first quarter of 2007, the Company used loss from continuing operations as its control number in determining earnings per share.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from funding working capital requirements and capital investment in information technology and facilities.

On July 31, 2007, the Company entered into an amended and restated senior secured credit facility with Wells Fargo Foothill with the ability to borrow up to $75.0 million (the “Credit Facility”). The Company may, subject to certain conditions, increase the maximum Credit Facility limit up to $125.0 million. The maturity date of the Credit Facility is July 31, 2012. Borrowings may be made with a base rate loan having an interest rate based on the prime rate and the Leverage Ratio (as defined in the Credit Facility) or a LIBOR rate loan with an interest rate based on the LIBOR rate and the Leverage Ratio. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company.

In January 2008, the Company entered into a loan agreement with HSBC Bank (Shanghai) in China, and borrowed $1.0 million for working capital purposes and the TKA acquisition. The loan matures on September 30, 2008, and bears annual interest based upon the People’s Republic of China’s six month rate, plus 10%, resulting in an interest rate of 7.8%, at March 31, 2008. The HSBC Bank (Shanghai) loan is secured by a letter of credit under the Credit Facility.

As of March 31, 2008 there were outstanding borrowings of $0.6 million and $1.0 million under the Credit Facility and the HSBC Bank (Shanghai) loan agreement, respectively. There was a total of $8.0 million of outstanding letters of credit issued under the Credit Facility. These letters of credit have various maturity dates through 2017 and are primarily used to secure operating and capital lease financing. Available credit for use under the Credit Facility as of March 31, 2008 was $66.4 million.

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

The Company used cash in operating activities of $20.2 million and $3.0 million for the quarters ended March 31, 2008 and 2007, respectively. The increase in cash used in operating activities in 2008 compared to 2007 was primarily from an increase of $4.2 million in accounts receivables related to Legal clients with large March billings, offset by the impact of eliminating the ETS business. Cash flows provided by (used in) discontinued operations included in operating activities for the quarters ended March 31, 2008 and 2007, respectively, were ($1.5) million and $1.9 million, respectively.

During the quarter ended March 31, 2008, the Company generated $8.3 million in investing activities compared to cash used by investing activities of $1.1 million for the quarter ended March 31, 2007. The increase in cash provided by investing activities was primarily the result of increases in proceeds of $8.5 million from the sale of ETS’ assets. Cash flows used in discontinued operations included in investing activities for the quarters ended March 31, 2008 and 2007 were $0 million and $0.1 million, respectively.

During the quarter ended March 31, 2008, the Company used cash in financing activities of $3.7 million compared to cash generated of $5.9 million during the quarter ended March 31, 2007. The increase in cash used from financing activities was due to a net decrease in borrowings under the Credit Facility of $3.3 million, purchase of treasury stock of $5.3 million and a decrease in cash from stock issuance proceeds of $1.1 million. There were no financing cash flows from discontinued operations for the quarters ended March 31, 2008 and 2007.

The Company believes that its cash and cash equivalents on hand at March 31, 2008, supplemented by availability under the Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months.

The Company’s near-term cash requirements are primarily related to funding operations, a portion of prior year restructuring actions, contingent payments related to prior acquisition earn-out liabilities and capital expenditures. However, the Company cannot provide assurance that actual cash requirements will not be greater in the future from those currently expected. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. The Company estimates that earn-out payments related to prior period acquisitions could be between $1 million and $1.5 million during 2008.

REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10- Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the Company’s history of negative cash flows and operating losses may continue, (2) the ability of clients to terminate their relationship with the Company at any time, (3) the impact of global economic fluctuations on the Company’s contracting operations, (4) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (5) risks relating to the Company’s international operations, including foreign currency fluctuations, (6) risks and financial impact associated with acquisitions and dispositions of non-core businesses; (7) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (8) competition in the Company’s markets and the Company’s dependence on highly skilled professionals, (9) fluctuations in the Company’s operating results from quarter to quarter, (10) restrictions imposed by blocking arrangements, (11) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (12) the Company’s dependence on key management personnel, (13) the impact of government regulations and (14) the Company’s ability to maintain effective internal control over financial reporting. These forward-looking statements speak only as of the date of this Form 10- Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s long-term borrowings are in fixed rate capital leases for leasehold improvements. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. We do not trade derivative financial instruments for speculative purposes.

The Company conducts operations in various other countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the United Kingdom. For the quarter ended March 31, 2008, the Company earned approximately 82% of its gross margin outside the United States, and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the quarter ended March 31, 2008, the Company had translation gains of approximately $6.5 million, primarily attributable to the weakening of the U.S. dollar against the British pound, the Euro and the Australian dollar.

The Company’s objective is to reduce earnings and cash flow volatility associated with currency exchange rate changes. Accordingly, the Company from time to time enters into foreign currency forward contracts where it has determined that the exposure to currency exchange rate risk related to specific transactions is significant enough to justify the related costs. At March 31, 2008, there were no outstanding foreign currency forward contracts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2008. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2008 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. No material change to such risk factors has occurred during the three months ended March 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2008, the Company repurchased the following shares of its common stock based on trade date:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2008	—	$—	—	$—
February 1 through February 29, 2008	701,173	$7.50	701,173	$9,743,000
March 1 through March 31, 2008	—	—	—	$9,743,000

(1)	On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common stock. The authorization does not have an expiration date. The Company intends to make purchases from time to time as market conditions warrant.

ITEM 6.	EXHIBITS

(a)	Exhibits: The following Exhibits are filed herewith.

2.1	Asset Purchase Agreement, dated as of February 4, 2008, by and among Hudson Highland Group, Inc., Hudson Global Resources Holdings, Inc., Hudson Global Resources Management, Inc., and System One Holdings, LLC (incorporated by reference to Exhibit 2.1 to Hudson Highland Group, Inc.’s Current Report on Current Report on Form 8-K dated February 4, 2008 (file No. 0-50129)).

10.1	Summary of Hudson Highland Group, Inc. 2008 Incentive Compensation Program, as Amended (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Current Report on Form 8-K dated April 23, 2008 (file No. 0-50129)).

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, filed herewith.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, filed herewith.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC. (Registrant)

	By:	/s/ Jon F. Chait
Jon F. Chait
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: May 9, 2008
	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: May 9, 2008

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of February 4, 2008, by and among Hudson Highland Group, Inc., Hudson Global Resources Holdings, Inc., Hudson Global Resources Management, Inc., and System One Holdings, LLC (incorporated by reference to Exhibit 2.1 to Hudson Highland Group, Inc.’s Current Report on Current Report on Form 8-K dated February 4, 2008 (file No. 0-50129)).

10.1	Summary of Hudson Highland Group, Inc. 2008 Incentive Compensation Program, as Amended (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Current Report on Form 8-K dated April 23, 2008 (file No. 0-50129)).

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act,

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.