Form 10-Q
period 2008-06-30
HUDSON HIGHLAND GROUP INC
filed 2008-08-06
CIK 1210708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 31, 2008
Common Stock - $0.001 par value	25,369,881

HUDSON HIGHLAND GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$305,940	$297,045	$601,428	$583,860
Direct costs (Note 7)	168,723	167,325	338,603	336,826

Gross margin	137,217	129,720	262,825	247,034
Selling, general and administrative expenses	125,926	117,772	245,311	230,577
Acquisition-related expenses	—	3,853	—	4,151
Depreciation and amortization	3,570	3,852	7,429	7,542
Business reorganization expenses	1,071	1,578	2,391	4,694

Operating income	6,650	2,665	7,694	70
Other income (expense):
Other, net	899	(19)	1,325	2,588
Interest, net	183	435	543	647

Income before provision for income taxes	7,732	3,081	9,562	3,305
Provision for income taxes	6,106	4,431	7,966	6,636

Net income (loss) from continuing operations	1,626	(1,350)	1,596	(3,331)
Net income from discontinued operations	3,330	732	4,724	2,768

Net income (loss)	$4,956	$(618)	$6,320	$(563)

Earnings (loss) per share:
Basic from continuing operations	$0.07	$(0.05)	$0.06	$(0.13)
Basic from discontinued operations	0.13	0.03	0.19	0.11

Basic	$0.20	$(0.02)	$0.25	$(0.02)

Diluted from continuing operations	$0.06	$(0.05)	$0.06	$(0.13)
Diluted from discontinued operations	0.13	0.03	0.19	0.11

Diluted	$0.19	$(0.02)	$0.25	$(0.02)

Weighted average shares outstanding:
Basic	24,984	25,247	25,135	25,084
Diluted	25,512	25,247	25,616	25,084

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,429	$39,245
Cash – restricted	481	—
Accounts receivable, less allowance for doubtful accounts of $4,531 and $4,838, respectively	196,949	187,980
Prepaid and other	20,143	18,389
Current assets from discontinued operations	—	13,461

Total current assets	269,002	259,075
Goodwill	67,947	73,444
Other intangibles, net	5,144	4,791
Property and equipment, net	30,025	29,470
Other assets	11,742	7,214
Non-current assets from discontinued operations	—	212

Total assets	$383,860	$374,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,679	$20,988
Accrued expenses and other current liabilities	117,583	120,323
Short-term borrowings	1,107	243
Accrued business reorganization expenses	3,356	3,490
Current liabilities from discontinued operations	—	7,382

Total current liabilities	149,725	152,426
Other non-current liabilities	19,711	18,976
Accrued business reorganization expenses, non-current	2,305	2,689

Total liabilities	171,741	174,091
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 25,956 and 25,691 shares, respectively	26	26
Additional paid-in capital	448,549	444,075
Accumulated deficit	(282,267)	(288,587)
Accumulated other comprehensive income – translation adjustments	50,286	44,946
Treasury stock, 589 and 25 shares, respectively, at cost	(4,475)	(345)

Total stockholders’ equity	212,119	200,115

Total liabilities and stockholders’ equity	$383,860	$374,206

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$6,320	$(563)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,547	7,761
Stock-based compensation	2,920	2,808
Gain on sale of assets	(5,996)	(3,241)
Other non-cash compensation	—	4,151
Provision for doubtful accounts	(628)	(292)
Deferred income taxes	(293)	(559)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	10,642	(1,068)
(Increase) decrease in other assets	(1,636)	616
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(13,791)	9,011
Decrease in accrued business reorganization expenses	(609)	(762)
Decrease in accrued merger and integration expenses	(165)	(816)

Net cash provided by operating activities	4,311	17,046

Cash flows from investing activities:
Capital expenditures	(6,290)	(6,360)
Proceeds from sale of assets	20,615	3,393
Acquisition and investment in businesses, net of cash acquired	(5,473)	(7,569)

Net cash provided by (used in) investing activities	8,852	(10,536)

Cash flows from financing activities:
Borrowings under credit facility	204,854	233,832
Repayments under credit facility	(203,920)	(233,832)
Purchase of treasury shares	(5,286)	(51)
Issuance of common stock – Employee Stock Purchase Plan	1,358	1,132
Issuance of common stock – Long Term Incentive Plan option exercises	372	3,143
Payments on short and long-term debt	(119)	(73)

Net cash (used in) provided by financing activities	(2,741)	4,151

Effect of exchange rate changes on cash and cash equivalents	1,762	1,417

Net increase in cash and cash equivalents	12,184	12,078
Cash and cash equivalents, beginning of period	39,245	44,649

Cash and cash equivalents, end of period	$51,429	$56,727

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$749	$669

Taxes	$9,471	$4,644

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total
Balances at January 1, 2008	$26	$444,075	$(288,587)	$44,946	$(345)	$200,115
Net income	—	—	6,320	—	—	6,320
Other comprehensive income, translation adjustments	—	—	—	5,340	—	5,340
Purchase of treasury stock	—	—	—	—	(5,286)	(5,286)
Issuance of shares for 401(k) plan	—	(176)	—	—	1,156	980
Issuance of shares from exercise of stock options	—	372	—	—	—	372
Issuance of shares for employee stock purchase plans	—	1,358	—	—	—	1,358
Stock-based compensation	—	2,920	—	—	—	2,920

Balances at June 30, 2008	$26	$448,549	$(282,267)	$50,286	$(4,475)	$212,119

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Hudson Highland Group, Inc. (“Hudson” or the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year. Certain prior year amounts have been reclassified to conform to the current period presentation.

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions between and among the Company and its subsidiaries have been eliminated in consolidation.

NOTE 2 – DESCRIPTION OF BUSINESS

The Company provides professional contract consultants, permanent recruitment services and a range of talent management services to businesses operating in a wide variety of industries. The Company is organized into three reportable segments—Hudson Americas, Hudson Europe, and Hudson Asia Pacific (collectively, the “Hudson regional businesses”), which constituted approximately 16%, 47%, and 37%, respectively, of the Company’s gross margin for the six months ended June 30, 2008.

Hudson Americas operates from thirty-five offices in two countries, with 96% of its gross margin generated in the United States (“U.S.”) during the six months ended June 30, 2008. Hudson Europe operates from forty-six offices in seventeen countries, with 46% of its gross margin generated in the United Kingdom (“U.K.”) during the six months ended June 30, 2008. Hudson Asia Pacific operates from twenty-one offices in six countries, with 64% of its gross margin generated in Australia during the six months ended June 30, 2008.

With respect to contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a contract assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50 and $150 annually and possessing the professional skills and/or profiles required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities Exchange and Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS No. 162 to have a material impact on its results of operations or financial condition.

In March 2008, FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) the effect of derivative instruments and related hedged items on a company’s financial position. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not currently expect the adoption of SFAS No. 161 to have a material impact on its results of operations or financial condition.

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, FASB issued Staff Position 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on the Company’s results of operations or financial position. The Company does not currently expect the adoption of FSP No. 157-2 for nonfinancial assets and nonfinancial liabilities to have a material impact on its results of operations or financial condition.

In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The Company adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material impact on its results of operations or financial condition as the Company did not elect to apply the option to measure any of its financial assets or liabilities.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing the Company’s net income (loss) from continuing operations by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net income (loss) from continuing operations by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common shares were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three months ended June 30, 2008, 1,688,075 outstanding stock options were excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average share price for the period. For the six months ended June 30, 2007, the effect of approximately 823,000 outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletins No. 107 and No. 110. Under SFAS No. 123(R), stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.

Long Term Incentive Plan

The Company maintains the Hudson Highland Group, Inc. Long Term Incentive Plan (the “LTIP”) pursuant to which it can offer equity-based compensation incentives to eligible recipients. The LTIP permits the granting of stock options and restricted stock as well as other types of equity-based instruments. The Compensation Committee of the Company’s Board of Directors will establish such conditions as it deems appropriate on the granting or vesting of stock options or restricted stock.

Stock Options

Stock options granted under the LTIP generally expire ten years after the date of grant. Stock options granted under the LTIP have an exercise price of at least 100% of the fair market value of the underlying stock and generally vest ratably over a four-year period.

For the six months ended June 30, 2008 and 2007, the Company recognized $901 and $2,017, respectively, of stock-based compensation related to stock options. For the three months ended June 30, 2008 and 2007, the Company recognized $503 and $1,195, respectively, of stock-based compensation related to stock options.

As of June 30, 2008, the Company had $2,012 of total unrecognized stock-based compensation related to outstanding nonvested stock options. The Company expects to recognize that cost over a weighted-average service period of two years.

The weighted average fair value of stock options granted during the six months ended June 30, 2007 was $9.30. There were no options granted during the six months ended June 30, 2008.

Restricted Stock

Shares of restricted stock are valued at the closing market value of the Company’s common stock on the date of grant. During the six months ended June 30, 2008, the Company granted 293,180 shares of restricted stock to various employees. Of the 293,180 shares granted, (i) 228,980 vest over a one year period (with 50% vesting on July 1, 2008 and the remaining 50% vesting on February 13, 2009), (ii) 45,000 shares vest ratably over a four year period, (iii) 15,600 vest over a four year period (with 50% vesting on July 1, 2008 and the remaining 50% vesting ratably over a three year period beginning May 12, 2009) and (iv) 3,600 shares vested immediately.

For the six months ended June 30, 2008 and 2007, the Company recognized $1,570 and $479, respectively, of stock-based compensation related to restricted stock. For the three months ended June 30, 2008 and 2007, the Company recognized $1,065 and $341, respectively, of stock-based compensation related to restricted stock.

As of June 30, 2008, the Company had $1,352 of total unrecognized stock-based compensation related to outstanding nonvested restricted stock. That cost is expected to be recognized over a weighted-average service period of 1.38 years.

Employee Stock Purchase Plan

The Company also maintains the Hudson Highland Group, Inc. Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may purchase shares of the Company’s common stock at the lesser of 85% of the fair market value at the commencement of each plan purchase period or 85% of the fair market value as of the purchase date. Eligible employee purchases are limited to $25 in any calendar year.

For the six months ended June 30, 2008 and 2007, the Company recognized $449 and $312, respectively, of stock-based compensation related to shares purchased under the ESPP. For the three months ended June 30, 2008 and 2007, the Company recognized $266 and $181, respectively, of stock-based compensation related to shares purchased under the ESPP. As of June 30, 2008, the Company had 223,258 shares reserved for purchase under the ESPP.

NOTE 6 – DISCONTINUED OPERATIONS

Effective May 1, 2008, the Company completed the sale of substantially all of the assets of Balance Public Management B.V. (“BPM”), a division of Balance Ervaring op Projectbasis, B.V. (“Balance”), a subsidiary of the Company, to KH Health Care B.V. (“KHHC”). At the closing of the sale, the Company received €4,250, or $6,628, in cash from KHHC. The Company recorded a gain on the sale of Balance of $2,762, which included $243 of foreign currency translation gains, net of $3,713 of goodwill allocated to the business.

On February 4, 2008, the Company completed the sale of substantially all of the assets of Hudson Americas energy, engineering and technical staffing division (“ETS”) to System One Holdings LLC (“System One”). At the close of the sale, the Company received from System One, pursuant to the agreement (i) $10,988 in cash, subject to a post-closing net working capital adjustment, (ii) a subordinated secured note in the aggregate principal amount of $5,000 with a five year maturity and (iii) a warrant to purchase 10% of the units of membership interests in System One. The Company has the right to receive an additional $600 that has been deposited by System One into an escrow account upon the resolution of certain tax withholdings. Of this amount, $119 was released from escrow during the three months ended June 30, 2008. During June 2008, the post-closing net working capital adjustment was finalized which resulted in a $372 payment to System One. The Company retained approximately $3,600 of receivables of the business, all of which were collected as of April 30, 2008. The Company also retained $1,153 of workers’ compensation liabilities. The Company recorded a loss on the sale of ETS of $671, net of approximately $903 of direct costs of the transaction and $6,944 of goodwill allocated to the business.

On December 14, 2007, the Company completed the sale of all of the outstanding shares of its Netherlands reintegration subsidiary, Hudson Human Capital Solutions B.V. (“HHCS”) to Workx! Holding B.V (“Workx”). At the closing of the HHCS sale, the Company received €500 in cash. The share purchase agreement entered into in connection with the HHCS sale provides for contingent payments to the Company of up to €200 subject to the achievement by HHCS of certain earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) targets in 2008 and 2009. The gain before income taxes on the sale of HHCS was $4,921, which included approximately $7,354 of accumulated foreign currency translation gains previously included in other comprehensive income and now reclassified in accordance with SFAS No. 52, “Foreign Currency Translation” as a result of the sale of the entity, offset by severance and professional fees of approximately $2,478.

Effective October 29, 2007, certain of the Company’s subsidiaries completed the sale of Hudson Asia Pacific’s Australian blue-collar trade and industrial business (“T&I”) to Skilled Group Limited. The Company recorded a gain on the sale of T&I of $1,877 from cash proceeds of approximately $3,000 in the fourth quarter of 2007.

Effective October 1, 2006, the Company completed the sale of its Highland Partners executive search business (“Highland”) to Heidrick & Struggles International, Inc. (“Heidrick”). The Company recorded an initial gain of $20,358 on the sale of Highland from cash proceeds of $36,600, less post-closing net working capital adjustments, $9,550 paid to certain partners of Highland in consideration for providing assistance in completing the sale of Highland, entering into employment agreements with Heidrick and providing the Company with a general release from liability, and other direct costs of the transaction. Heidrick also assumed certain on-going liabilities and obligations of Highland. In April 2008, as a result of Highland achieving certain revenue metrics in 2007, the Company received an additional earn-out payment of $3,375. The additional gain on sale was recorded in discontinued operations. The Company may receive up to an additional $11,625 from Heidrick in 2009, subject to the achievement by Highland of certain future revenue metrics in 2008. Under the purchase agreement, Heidrick is required to provide the Company with a notice stating the amount of any such contingent payment thirty days after Heidrick’s public release of its consolidated results of operations, or approximately at the end of March 2009. The Company will determine the future amounts to be received under the Heidrick purchase agreement at that time. During the quarter ended June 30, 2008, the Company recorded a reduction in taxes payable and recognized a deferred tax asset of $926. In March 2008, the Company received notification of an employee-related ruling requiring the Company to pay approximately $698 to a former Highland employee. The Company accrued the related liability as of March 31, 2008.

ETS was part of the Hudson Americas reportable segment, BPM and HHCS were part of the Hudson Europe reportable segment and T&I was part of the Hudson Asia Pacific reportable segment. The Highland business was a separate reportable segment of the Company at the time of its sale. The gain or loss on sale and results of operations from all five of these operations were reported in discontinued operations in the relevant periods.

NOTE 6 – DISCONTINUED OPERATIONS (Continued)

Reported results for the discontinued operations by period were as follows:

	For The Three Months Ended June 30, 2008
	Highland	T&I	HHCS	ETS	BPM	Total
Revenue	$—	$—	$—	$(38)	$808	$770

Gross margin	$—	$—	$—	$(52)	$199	$147

Depreciation and amortization	$—	$—	$—	$—	$2	$2

Operating income (loss)	$34	$—	$—	$(374)	$48	$(292)
Other income	37	—	—	—	—	37
(Loss) gain on sale	—	—	—	(126)	2,762	2,636
Benefit from income taxes (a)	(926)	—	—	—	(23)	(949)

Income (loss) from discontinued operations	$997	$—	$—	$(500)	$2,833	$3,330

	For The Six Months Ended June 30, 2008
	Highland	T&I	HHCS	ETS	BPM	Total
Revenue	$—	$—	$—	$12,956	$2,827	$15,783

Gross margin	$—	$—	$—	$568	$816	$1,384

Depreciation and amortization	$—	$—	$—	$112	$6	$118

Operating (loss) income	$(520)	$—	$—	$(1,514)	$240	$(1,794)
Other expense	(3)	—	—	—	—	(3)
Gain (loss) on sale	3,375	—	—	(671)	2,762	5,466
Benefit from income taxes (a)	(926)	—	—	—	(129)	(1,055)

Income (loss) from discontinued operations	$3,778	$—	$—	$(2,185)	$3,131	$4,724

	For The Three Months Ended June 30, 2007
	Highland	T&I	HHCS	ETS	BPM	Total
Revenue	$—	$11,095	$3,453	$35,785	$1,483	$51,816

Gross margin	$—	$1,318	$1,319	$4,762	$484	$7,883

Depreciation and amortization	$—	$(2)	$80	$20	$2	$100

Operating (loss) income	$(101)	$487	$(143)	$536	$198	$977
Other (expense) income	(146)	—	1	(3)	—	(148)
Provision (benefit) for income taxes (a)	11	146	—	—	(60)	97

(Loss) income from discontinued operations	$(258)	$341	$(142)	$533	$258	$732

	For The Six Months Ended June 30, 2007
	Highland	T&I	HHCS	ETS	BPM	Total
Revenue	$—	$20,922	$7,118	$72,042	$2,818	$102,900

Gross margin	$—	$2,494	$3,294	$9,748	$913	$16,449

Depreciation and amortization	$—	$7	$163	$42	$7	$219

Operating (loss) income	$(101)	$856	$194	$1,752	$340	$3,041
Other (expense) income	(127)	—	5	(4)	—	(126)
Provision (benefit) for income taxes (a)	11	257	—	—	(121)	147

(Loss) income from discontinued operations	$(239)	$599	$199	$1,748	$461	$2,768

(a)	Income tax expense is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% for differences in the foreign statutory tax rates, as well as the ability to offset certain net operating losses (“NOLs”) against taxable profits.

NOTE 7 – REVENUE, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	For The Three Months Ended June 30, 2008			For The Three Months Ended June 30, 2007
	Contracting	Other	Total	Contracting	Other	Total
Revenue	$205,402	$100,538	$305,940	$199,351	$97,694	$297,045
Direct costs (1)	162,670	6,053	168,723	159,239	8,086	167,325

Gross margin	$42,732	$94,485	$137,217	$40,112	$89,608	$129,720

	For The Six Months Ended June 30, 2008			For The Six Months Ended June 30, 2007
	Contracting	Other	Total	Contracting	Other	Total
Revenue	$411,177	$190,251	$601,428	$400,765	$183,095	$583,860
Direct costs (1)	325,766	12,837	338,603	321,054	15,772	336,826

Gross margin	$85,411	$177,414	$262,825	$79,711	$167,323	$247,034

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent recruitment and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of contracting and permanent recruitments, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2008 and December 31, 2007, property and equipment, net consisted of the following:

	June 30, 2008	December 31, 2007
Computer equipment	$28,367	$27,367
Furniture and fixtures	21,889	20,360
Capitalized software costs	30,533	29,208
Leasehold and building improvements	28,007	23,754
Transportation equipment	214	211

	109,010	100,900
Less: accumulated depreciation and amortization	78,985	71,430

Property and equipment, net	$30,025	$29,470

NOTE 9 – GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill, by reporting segment, for the six months ended June 30, 2008, were as follows:

	December 31, 2007	Additions and Adjustments	Currency Translation	June 30, 2008
Hudson Americas	$43,982	$(5,847)	$—	$38,135
Hudson Europe	24,222	(3,122)	1,982	23,082
Hudson Asia Pacific	5,240	1,128	362	6,730

Total goodwill	$73,444	$(7,841)	$2,344	$67,947

Changes in the carrying amount of goodwill during the six months ended June 30, 2008 primarily related to the sale of ETS ($6,944) and the sale of BPM ($3,713), offset by goodwill from acquisitions and additional purchase price payments related to historical acquisitions as more fully described in footnote 11.

As of June 30, 2008 and December 31, 2007, other intangibles, net consisted of the following:

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Client lists	$10,088	$(7,518)	$2,570	$9,237	$(6,950)	$2,287
Other amortizable intangibles	5,732	(3,158)	2,574	4,985	(2,481)	2,504

Total other intangibles, net	$15,820	$(10,676)	$5,144	$14,222	$(9,431)	$4,791

Amortization expense for the six months ended June 30, 2008 and 2007 was $1,096 and $902, respectively.

NOTE 10 – INCOME TAXES

The provision for income taxes for the six months ended June 30, 2008 was $7,966 on pre-tax income of $9,562, compared with a provision of $6,636 on pre-tax income of $3,305 for the same period of 2007. In the current period, the effective tax rate differs from the U.S. federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses. This is offset, in part, by reported income in locations where tax losses are available to offset the income and variations from the U.S. tax rate in foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company’s condensed consolidated financial statements and totaled $251 and $313, respectively, for the six months ended June 30, 2008 and 2007. Accrued interest and penalties were $2,270 as of June 30, 2008.

As of June 30, 2008 and December 31, 2007, the Company had $7,422 and $6,890, respectively, of unrecognized tax benefits, which if recognized in the future, would affect the annual effective income tax rate.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years that had NOLs remain open until the NOLs are utilized in future periods. The open tax years are 2003 through 2007 for the U.S. federal, state and local jurisdictions, 2000 through 2007 for the U.K., 2000 through 2007 for Australia and 2000 through 2007 for most other jurisdictions. Currently, the Company’s income tax filings are not under examination in any federal or state jurisdictions in the U.S.

NOTE 11 – BUSINESS COMBINATIONS – ACQUISITIONS

In April 2008, the Company and one of its subsidiaries completed the acquisition of certain business assets of Propensity, Ltd., a professional services firm specializing in accounting and finance services and providing both contract and permanent placement services based in Texas. The purchase agreement provided for a payment at closing of $1,200, plus transactions costs. The purchase agreement also provides for contingent payouts to the seller of up to a maximum of $3,800 over the next three years, based upon the achievement of future minimum annual and cumulative earnings thresholds. In addition, the Company loaned the seller $600 to be repaid to the Company in annual installments of principal and interest over a five year period. The loan bears interest at an annual rate of 6% and is secured by any potential contingent payouts due the seller. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net identifiable assets acquired (non-compete agreement valued at $400, which is being amortized over four years, customer relationships valued at $50, which are being amortized over five years, the Propensity trade name valued at $20, which is being amortized over nine months) with the excess of $1,097 allocated to goodwill, which is non-deductible for tax purposes.

In February 2008, the Company completed the acquisition of a majority of the assets of Executive Coread SARL, a talent management and recruitment company in France. The purchase agreement provided for a payment at closing of €300, or $454, plus transactions costs and additional contingent payments up to €300, or approximately $475, based on earnings thresholds in 2008 and 2009. Through June 30, 2008, the Company estimated and accrued a contingent payment of $100.

In February 2007, the Company and one of its subsidiaries entered into a purchase agreement to acquire the business assets of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd (collectively, “TKA”) for an initial investment of $1,000. In May 2007, the Company completed the acquisition of TKA for additional consideration of $4,000, consisting of $2,800 paid in cash at or shortly after the acquisition, $500 held in escrow to be payable within 90 days of the third anniversary of the acquisition date and $700 in notes with an interest rate of 6.18% paid in November 2007. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net identifiable assets acquired ($45 in assets, $525 for non-contractual client relationships and other current liabilities of $596) with the excess of $5,026 allocated to goodwill, which is non-deductible for tax purposes. The purchase agreement also provides for contingent payouts to the sellers of up to a maximum of $8,500 over the next three years, based upon the achievement of future minimum annual and cumulative earnings thresholds. Of this amount, $1,113 was earned during the first year of the contingent payout period and has been accrued for as of June 30, 2008. This amount, which represents additional purchase price, was paid in July 2008 and recorded as goodwill. TKA is an information technology recruitment business serving multinational clients in China, and its results have been included in the Hudson Asia Pacific segment since the acquisition.

In April 2008, the Company made the final contingent payment of €3,500, or $5,008, related to the Hudson Europe’s segment’s August 2005 acquisition of Balance, a professional contract staffing firm in the Netherlands. This amount was accrued for as of March 31, 2008.

The primary reasons for the Company’s acquisitions and the principal factors that contribute to the recognition of goodwill are the strengthening of the Company’s presence in a particular geographic region and/or the synergies and related cost savings gained from the integration of the acquired operations.

Pro forma information for these acquisitions is not included as it would not have a material impact on the Company’s condensed consolidated financial position or results of operations.

NOTE 12 – BUSINESS REORGANIZATION EXPENSES

On March 5, 2008, the Company’s Board of Directors approved a plan to streamline the Company’s support operations in each of the Hudson regional businesses to match its focus on specialization. The Company estimates that the pre-tax cost of the program will be between $5,000 and $7,000 for the year ending December 31, 2008. For the six months ended June 30, 2008, the Company incurred $2,400 of business reorganization expenses. The Company expects the remaining business reorganization expenses to primarily be incurred by Hudson Europe and Hudson Asia Pacific. The Company expects the program to be completed in 2008. The program includes costs for actions to reduce support functions to match them to the scale of businesses after divestitures, exit underutilized properties and eliminate contracts for certain discontinued services. These costs can be defined as lease termination payments, employee termination benefits and contract cancellation costs. The Company is taking these actions to help reduce costs and increase the sustainable, long-term profitability of the Company.

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

In the following tables, amounts in the “Changes in Estimate” and “Additional Charges” columns represent modifications to amounts charged or recovered for business reorganization expenses in the Company’s condensed consolidated statements of operations. Amounts in the “Utilization” column are primarily the cash payments associated with the plans. Business reorganization expense activities and liability balances were as follows:

2008 Plan	December 31, 2007	Changes in Estimate	Additional Charges	Utilization	June 30, 2008
Lease termination payments	$—	$—	$615	$(75)	$540
Employee termination benefits	—	—	1,767	(1,028)	739
Contract cancellation costs	—	—	290	(290)	—

Total	$—	$—	$2,672	$(1,393)	$1,279

2006 Plan	December 31, 2007	Changes in Estimate	Additional Charges	Utilization	June 30, 2008
Lease termination payments	$2,118	$(33)	$—	$(602)	$1,483
Employee termination benefits	30	—	—	(30)	—
Contract cancellation costs	42	—	—	(40)	2

Total	$2,190	$(33)	$—	$(672)	$1,485

2002 Plan	December 31, 2007	Changes in Estimate	Additional Charges	Utilization	June 30, 2008
Lease termination payments	$3,907	$(207)	$—	$(840)	$2,860
Employee termination benefits	40	(41)	—	(1)	(2)
Contract cancellation costs	42	—	—	(3)	39

Total	$3,989	$(248)	$—	$(844)	$2,897

Grand Total	$6,179	$(281)	$2,672	$(2,909)	$5,661

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

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. At June 30, 2008 and December 31, 2007, $2,712 and $1,520, respectively, of asset retirement obligations were included in the condensed consolidated balance sheet. As of June 30, 2008, $1,355 of the asset retirement obligations was included in other non-current liabilities with the remainder in accrued expenses and other current liabilities.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2008, the Company issued 140,051 shares of its common stock held in treasury to satisfy its 2007 contribution liability to its 401(k) plan, with a value of $980 for these shares at issuance. Also during the six months ended June 30, 2008, the Company issued 2,535 shares of its common stock for an employee share purchase plan in the U.K. with a value of $1,358.

NOTE 15 – FINANCIAL INSTRUMENTS

Credit Facility

The Company’s liquidity needs arise primarily from funding working capital requirements and capital investment in information technology and facilities.

On July 31, 2007, the Company entered into an amended and restated senior secured credit facility with Wells Fargo Foothill with the ability to borrow up to $75,000 (the “Credit Facility”). The Company may, subject to certain conditions, increase the maximum Credit Facility limit up to $125,000. The maturity date of the Credit Facility is July 31, 2012. Borrowings may be made with a base rate loan having an interest rate based on the prime rate and the Leverage Ratio (as defined in the Credit Facility) or a LIBOR rate loan with an interest rate based on the LIBOR rate and the Leverage Ratio. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. As of June 30, 2008 there were no outstanding borrowings under the Credit Facility. As of June 30, 2008, there was $8,157 of outstanding letters of credit issued under the Credit Facility. These letters of credit have various maturity dates through 2017 and are primarily used to secure operating and capital lease financing and support the Company’s HSBC Bank (Shanghai) loan. Available credit for use under the Credit Facility was $66,843 as of June 30, 2008.

The Company expects to continue to use the Credit Facility, if and when required, to support its ongoing working capital requirements, capital expenditures, other corporate purposes and its letters of credit. In July 2007, the Company entered into a collateral trust agreement, which replaced a letter of credit used to support a worker’s compensation policy. The estimated collateral under the collateral trust agreement was approximately $2,900, which was provided by the Company as a deposit. On April 1, 2008, the Company received $500 for a reduction in the required collateral under the collateral trust agreement due to a reduction in workers’ compensation requirements. Accordingly, as of June 30, 2008, $2,400 was included in other long-term assets.

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

The financial covenants of the Credit Facility include a minimum quarterly EBITDA for a twelve-month period and maximum capital expenditures for each fiscal year. The minimum EBITDA covenant provides that the Company’s quarterly EBITDA for a trailing twelve-month period may not be less than $25,000. The maximum capital expenditure covenant provides that the Company’s capital expenditures in each fiscal year may not exceed $18,000. The borrowing base is determined under the Credit Facility as an agreed percentage of eligible accounts receivable, less reserves. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities, including future acquisitions. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2008 and December 31, 2007.

In January 2008, the Company entered into a loan agreement with HSBC Bank (Shanghai) in China, and borrowed $964 for working capital purposes and the TKA acquisition. The loan matures on September 30, 2008, bearing annual interest based upon the People’s Republic of China’s six month rate, plus 10% of that rate. This interest rate was 6.47% at June 30, 2008. The loan is secured by a letter of credit under the Credit Facility. As of June 30, 2008, there was $947 of outstanding borrowings under the HSBC Bank (Shanghai) loan.

NOTE 15 – FINANCIAL INSTRUMENTS (Continued)

Shelf Registration Statement Filing

The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of June 30, 2008, all of the 1,350,000 shares were still available for issuance.

Forward Contracts

The Company periodically may enter into short-term forward contracts to minimize the exposure to foreign exchange rate risk related to inter-company loan balances denominated in currencies other than the functional currency. The Company does not apply hedge accounting and, accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are included in other income (expense) in the condensed consolidated statements of operations. At June 30, 2008, there were no outstanding foreign currency forward contracts.

NOTE 16– COMPREHENSIVE INCOME

An analysis of the Company’s comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$4,956	$(618)	$6,320	$(563)
Other comprehensive (loss) income—translation adjustments	(1,113)	3,661	5,340	2,145

Total comprehensive income	$3,843	$3,043	$11,660	$1,582

NOTE 17 – SEGMENT AND GEOGRAPHIC DATA

The Company operates in three reportable segments: the Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific.

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue, certain expenses and operating income based upon internal accounting methods. Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, rent and professional consulting. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements that contain a measure (EBITDA) that is not consistent with GAAP. Accounts receivable, net and long-lived assets, net of accumulated depreciation and amortization are the only significant assets separated by segment for internal reporting purposes.

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Three Months Ended June 30, 2008
Revenue	$71,507	$116,838	$117,595	$—	$305,940

Gross margin	$20,179	$64,485	$52,553	$—	$137,217

Business reorganization expenses	$229	$842	$—	$—	$1,071

EBITDA (loss) (a)	$1,487	$9,234	$8,713	$(9,214)	$10,220
Depreciation and amortization	1,170	1,329	1,018	53	3,570

Operating income (loss)	317	7,905	7,695	(9,267)	6,650
Interest and other income (expense), net	172	632	439	(161)	1,082

Income (loss) before provision for income taxes	$489	$8,537	$8,134	$(9,428)	$7,732

As of June 30, 2008
Accounts receivable, net	$43,151	$97,289	$56,509	$—	$196,949

Long-lived assets, net of accumulated depreciation and amortization (b)	$46,594	$36,937	$16,473	$3,112	$103,116

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Three Months Ended June 30, 2007
Revenue	$70,830	$120,809	$105,406	$—	$297,045

Gross margin	$21,200	$62,685	$45,835	$—	$129,720

Business reorganization (recoveries) expenses	$(7)	$(7)	$17	$1,575	$1,578

Acquisition-related expenses	$3,551	$302	$—	$—	$3,853

EBITDA (loss) (a)	$(4,809)	$10,334	$9,115	$(8,123)	$6,517
Depreciation and amortization	1,160	1,632	994	66	3,852

Operating (loss) income	(5,969)	8,702	8,121	(8,189)	2,665
Interest and other (expense) income, net	(46)	589	135	(262)	416

(Loss) income before provision for income taxes	$(6,015)	$9,291	$8,256	$(8,451)	$3,081

As of June 30, 2007
Accounts receivable, net	$63,857	$102,401	$51,785	$—	$218,043

Long-lived assets, net of accumulated depreciation and amortization (b)	$53,532	$32,452	$12,860	$3,485	$102,329

NOTE 17 – SEGMENT AND GEOGRAPHIC DATA (continued)

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Six Months Ended June 30, 2008
Revenue	$154,769	$228,171	$218,488	$—	$601,428

Gross margin	$42,934	$123,017	$96,874	$—	$262,825

Business reorganization expenses	$1,691	$605	$95	$—	$2,391

EBITDA (loss) (a)	$1,254	$15,164	$13,847	$(15,142)	$15,123
Depreciation and amortization	2,343	2,972	2,008	106	7,429

Operating (loss) income	(1,089)	12,192	11,839	(15,248)	7,694
Interest and other income (expense), net	285	953	968	(338)	1,868

(Loss) income before provision for income taxes	$(804)	$13,145	$12,807	$(15,586)	$9,562

As of June 30, 2008
Accounts receivable, net	$43,151	$97,289	$56,509	$—	$196,949

Long-lived assets, net of accumulated depreciation and amortization (b)	$46,594	$36,937	$16,473	$3,112	$103,116

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Six Months Ended June 30, 2007
Revenue	$147,377	$237,817	$198,666	$—	$583,860

Gross margin	$43,284	$119,304	$84,446	$—	$247,034

Business reorganization expenses	$722	$2,440	$31	$1,501	$4,694

Acquisition-related expenses	$3,551	$600	$—	$—	$4,151

EBITDA (loss) (a)	$(6,907)	$14,147	$14,671	$(14,299)	$7,612
Depreciation and amortization	2,287	3,197	1,877	181	7,542

Operating (loss) income	(9,194)	10,950	12,794	(14,480)	70
Interest and other (expense) income, net	(80)	3,155	242	(82)	3,235

(Loss) income before provision for income taxes	$(9,274)	$14,105	$13,036	$(14,562)	$3,305

As of June 30, 2007
Accounts receivable, net	$63,857	$102,401	$51,785	$—	$218,043

Long-lived assets, net of accumulated depreciation and amortization (b)	$53,532	$32,452	$12,860	$3,485	$102,329

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
For The Three Months Ended June 30, 2008
Revenue	$70,502	$86,144	$70,302	$46,536	$31,451	$1,005	$305,940
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$49,651	$5,408	$6,012	$30,925	$11,065	$55	$103,116
For The Three Months Ended June 30, 2007
Revenue	$69,631	$76,408	$82,935	$37,874	$28,998	$1,199	$297,045
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$56,984	$4,827	$5,301	$27,154	$8,033	$30	$102,329
For The Six Months Ended June 30, 2008
Revenue	$152,727	$158,014	$139,956	$88,215	$60,474	$2,042	$601,428
For The Six Months Ended June 30, 2007
Revenue	$144,995	$144,160	$166,926	$70,891	$54,506	$2,382	$583,860

(a)	EBITDA is presented to provide additional information about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Comprised of property and equipment, net, goodwill and other intangibles, net.
(c)	Corporate assets are held in the United States.

NOTE 18 – STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $15,000 of the Company’s common stock. The Company intends to make purchases from time to time as market conditions warrant. Through June 30, 2008, the Company had repurchased 701,173 shares for a total cost of approximately $5,257.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto, included in Item 1 of this Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Please see note regarding “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations also uses the non-GAAP measure of earnings before interest, income taxes, other non-operating expenses, and depreciation and amortization (“EBITDA”). See Note 17 to the condensed consolidated financial statements for EBITDA segment reconciliation information.

Overview

Hudson Highland Group, Inc. (“Hudson” or the “Company” or “we”, “us” and “our”) is one of the world’s largest specialized professional staffing and talent management solutions providers. The Company provides professional staffing services on a permanent and contract consulting basis and a range of talent management services to businesses operating in many industries. The Company helps its clients in recruiting and developing employees for professional-level functional and managerial positions. We are organized into three reportable segments - Hudson Americas, Hudson Europe, and Hudson Asia Pacific (collectively, the “Hudson regional businesses”), which constituted approximately 16%, 47%, and 37% of the Company’s gross margin, respectively, for the six months ended June 30, 2008.

Hudson Americas operates from thirty-five offices in two countries, with 96% of its gross margin generated in the United States (“U.S.”) during the six months ended June 30, 2008. Hudson Europe operates from forty-six offices in seventeen countries, with 46% of its gross margin generated in the United Kingdom (“U.K.”) during the six months ended June 30, 2008. Hudson Asia Pacific operates from twenty-one offices in six countries, with 64% of its gross margin generated in Australia during the six months ended June 30, 2008.

The Hudson regional businesses provide professional contract consultants and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a contract assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

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

In April 2008, we acquired certain business assets of Propensity, Ltd., a professional services firm specializing in accounting and finance services and providing both contract and permanent placement services based in Texas.

In February 2008, we completed the acquisition of the majority of the assets of Executive Coread SARL, a talent management and recruitment company in France.

In May 2007, we acquired the business assets of Tong Zhi (Beijing) Consulting Service Ltd. and Guangzhou Dong Li Consulting Service Ltd. (collectively, “TKA”), an information technology recruiting business, which has operations located in three major cities in China.

We expect to continue to identify opportunities to acquire businesses to expand our operations in specialized professional recruitment.

In the last twenty-four months, we completed the sale of eight non-core businesses to sharpen our strategic focus:

•	Hudson’s public management division of Balance Ervaring op Projectbasis, B.V. (“BPM”) in May 2008 (2007 revenue of $6 million).

•	Hudson Americas’ energy, engineering and technical staffing division (“ETS”) in February 2008 (2007 revenue of $146 million).

•	The Netherlands’ reintegration business (“HHCS”) in December 2007 (2006 revenue of $19 million).

•	Australia’s trade and industrial business (“T&I”) in October 2007 (2006 revenue of $44 million).

•	Alder Novo, a company that we acquired in 2006 and subsequently determined was not performing at the level originally expected, in April 2007.

•	U.K. office support business in January 2007 (2006 revenue of $10 million).

•	Highland Partners, our former executive search segment (“Highland”), in October 2006 (2005 revenue of $63 million).

•	Scottish industrial trade business in September 2006 (2005 revenue of $12 million).

We strive to improve profitability at lower margin business primarily in the U.K. and Australia through price negotiations and a more efficient delivery of services. We periodically elect to exit certain of these business arrangements. We expect to have a continual focus on improving profitability of client contracts.

We have had a continuous program of improving our cost structure. We completed our 2006 reorganization program during the second quarter of 2007. On March 5, 2008, our Board of Directors approved a plan to streamline our support operations in each of the Hudson regional businesses to match our focus on specialization. We estimate that the pre-tax cost of the program will be between $5 million to $7 million for the year ending December 31, 2008, including $2.4 million incurred during the six months ended June 30, 2008. We expect the program to be completed in 2008. The program includes costs for actions to reduce support functions to match them to the scale of businesses after divestitures ($3 million to $4 million), exit underutilized properties ($1 million to $2 million) and eliminate contracts for certain discontinued services ($0.5 million to $1 million). These costs are principally employee termination benefits, lease termination payments and contract cancellation costs. We are taking these actions to help reduce our costs and increase our sustainable, long-term profitability. The future cash expenditures for the actions described above are anticipated to be paid out primarily over the following six to twelve months and are approximately equal to the estimated costs.

Results of Operations

The following table sets forth the Company’s revenue, gross margin, operating income (loss), net income (loss), net income (loss) from continuing operations, contracting revenue, direct costs of contracting revenue, contracting gross margin and gross margin as a percent of revenue for the three and six months ended June 30, 2008 and 2007 (dollars in thousands). See Note 17 to the condensed consolidated financial statements for EBITDA segment and reconciliation information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Hudson Americas	$71,507	$70,830	$154,769	$147,377
Hudson Europe	116,838	120,809	228,171	237,817
Hudson Asia Pacific	117,595	105,406	218,488	198,666

Total	$305,940	$297,045	$601,428	$583,860

Gross margin:
Hudson Americas	$20,179	$21,200	$42,934	$43,284
Hudson Europe	64,485	62,685	123,017	119,304
Hudson Asia Pacific	52,553	45,835	96,874	84,446

Total	$137,217	$129,720	$262,825	$247,034

Operating income (loss):
Hudson Americas	$317	$(5,969)	$(1,089)	$(9,194)
Hudson Europe	7,905	8,702	12,192	10,950
Hudson Asia Pacific	7,695	8,121	11,839	12,794
Corporate expenses	(9,267)	(8,189)	(15,248)	(14,480)

Total	$6,650	$2,665	$7,694	$70

Net income (loss)	$4,956	$(618)	$6,320	$(563)

Net income (loss) from continuing operations	$1,626	$(1,350)	$1,596	$(3,331)

Contracting Data (a):
Contracting revenue:
Hudson Americas	$67,799	$63,977	$147,311	$133,354
Hudson Europe	60,841	65,988	121,553	134,914
Hudson Asia Pacific	76,762	69,386	142,313	132,497

Total	$205,402	$199,351	$411,177	$400,765

Direct costs of temporary contracting:
Hudson Americas	$51,216	$48,933	$111,650	$102,818
Hudson Europe	48,640	53,300	97,182	109,081
Hudson Asia Pacific	62,814	57,006	116,934	109,155

Total	$162,670	$159,239	$325,766	$321,054

Contracting gross margin:
Hudson Americas	$16,583	$15,044	$35,661	$30,536
Hudson Europe	12,201	12,688	24,371	25,833
Hudson Asia Pacific	13,948	12,380	25,379	23,342

Total	$42,732	$40,112	$85,411	$79,711

Gross margin as a percent of revenue:
Hudson Americas	28.2%	29.9%	27.7%	29.4%
Hudson Europe	55.2%	51.9%	53.9%	50.2%
Hudson Asia Pacific	44.7%	43.5%	44.3%	42.5%

(a)	Contracting revenues are a component of our revenue. Contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Contracting gross margin is derived by deducting the direct costs of contracting from contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Constant Currency

The Company defines the term “constant currency” to mean that financial data for a period are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in revenues, direct costs, gross margin, selling, general and administrative expenses and operating income (loss) include the effect of changes in foreign currency exchange rates. Variance analysis usually describes period-to-period variances that are calculated using constant currency as a percentage. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends.

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

	Three Months Ended June 30,
	2008			2007
	As reported	Currency translation	Constant currency	As reported
Revenue:
Hudson Americas	$71,507	$(86)	$71,421	$70,830
Hudson Europe	116,838	(5,896)	110,942	120,809
Hudson Asia Pacific	117,595	(12,288)	105,307	105,406

Total	305,940	(18,270)	287,670	297,045

Direct costs:
Hudson Americas	51,328	(11)	51,317	49,630
Hudson Europe	52,353	(1,307)	51,046	58,124
Hudson Asia Pacific	65,042	(6,834)	58,208	59,571

Total	168,723	(8,152)	160,571	167,325

Gross margin:
Hudson Americas	20,179	(75)	20,104	21,200
Hudson Europe	64,485	(4,589)	59,896	62,685
Hudson Asia Pacific	52,553	(5,454)	47,099	45,835

Total	$137,217	$(10,118)	$127,099	$129,720

Selling, general and administrative expenses (a):
Hudson Americas	$19,616	$(74)	$19,542	$27,218
Hudson Europe	55,801	(3,836)	51,965	53,990
Hudson Asia Pacific	44,858	(4,659)	40,199	37,697
Corporate	9,267	—	9,267	6,614

Total	$129,542	$(8,569)	$120,973	$125,519

Operating income (loss):
Hudson Americas	$317	$(1)	$316	$(5,969)
Hudson Europe	7,905	(743)	7,162	8,702
Hudson Asia Pacific	7,695	(795)	6,900	8,121
Corporate	(9,267)	—	(9,267)	(8,189)

Total	$6,650	$(1,539)	$5,111	$2,665

(a)	Selling, general and administrative expenses include acquisition-related expenses and depreciation and amortization and exclude merger and integration expenses (recoveries) of ($46) and ($42), respectively, for the three months ended June 30, 2008 and 2007.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Hudson Americas

Hudson Americas’ revenue was $71.5 million for the three months ended June 30, 2008, as compared to $70.8 million for the same period of 2007, an increase of 1.0%. Revenues increased in contracting (+6%), partially offset by decreases in permanent recruitment services (-45%). The decline in permanent recruitment was primarily due to a decrease associated with the decision of a specific client to bring an outsourced recruitment function in-house. Contracting revenue increased in Legal Services (+27%), but was partially offset by decreases in Information Technology (-23%) and Financial Solutions (-21%). The increase in Legal Services was primarily related to temporary higher client needs as well as the successful acquisition of new clients. The decline in Information Technology was primarily related to clients delaying various projects as well as slowing down their process of filling open positions due to the current economic climate. The decline in Financial Solutions was primarily related to clients delaying various projects as well as the Company closing five unprofitable offices during 2007.

Hudson Americas’ direct costs were $51.3 million for the three months ended June 30, 2008, as compared to $49.7 million for the same period of 2007, an increase of 3.2%. The increase in direct costs was consistent with the increase in Hudson Americas’ contracting revenue for the three months ended June 30, 2008 as compared to the same period of 2007.

Hudson Americas’ gross margin was $20.2 million for the three months ended June 30, 2008, as compared to $21.2 million for the same period of 2007, a decrease of $1.0 million, or 4.7%. The $20.2 million of gross margin included $16.6 million and $3.6 million, respectively, of contracting and permanent recruitment gross margin. The $1.0 million decrease in gross margin primarily resulted from a $1.5 million increase in contracting gross margin offset by a $2.4 million decrease in permanent recruitment gross margin. Hudson Americas’ contracting gross margin increased to 24.5% for the three months ended June 30, 2008, as compared to 23.5% for the same period of 2007. The increase in contracting gross margin was primarily generated from Legal Services (+32%) partially offset by Financial Solutions (-24%) and Information Technology (-17%). The decrease in permanent recruitment gross margin primarily resulted from the decrease in permanent recruitment revenue as noted above. Gross margin, as a percentage of revenue, was 28.3% for the three months ended June 30, 2008, as compared to 29.9% for the same period of 2007, a decrease of 5.7%. The decrease in permanent recruitment gross margin as a percentage of total gross margin (18.3% for the three months ended June 30, 2008, as compared to 28.5% for the same period of 2007) offset an increase in contracting gross margin (24.5% for the three months ended June 30, 2008, as compared to 23.5% for the same period of 2007), and resulted in an overall decrease in gross margin as a percentage of revenue as compared to the same period of 2007.

Hudson Americas’ selling, general and administrative expenses were $19.6 million for the three months ended June 30, 2008, as compared to $27.2 million for the same period of 2007, a decrease of 27.9%. Selling, general and administrative expenses as a percentage of revenue decreased from 38.4% for the three months ended June 30, 2007 to 27.4% for the same period of 2008. The decrease in selling, general and administrative expenses was primarily due to decreases in sales salaries ($4.3 million), support staff salaries ($1.9 million) and professional fees ($1.1 million). The decrease in sales salaries primarily resulted from the recognition of $3.6 million of non-cash compensation expense during the three months ended June 30, 2007 related to the June 2004 acquisition of JMT Financial Partners, LLC as well as the cessation of some sales activities in selected offices in the prior year along with a better focus on productivity. The decrease in support staff salaries was primarily related to our reorganization program that was launched during the three months ended March 31, 2008.

Hudson Americas incurred $0.2 million of reorganization expenses during the three months ended June 30, 2008, as compared to none for the same period of 2007. Reorganization expenses incurred during the three months ended June 30, 2008 included severance costs related to the Company’s 2008 reorganization program, which included the downsizing of its overhead structure.

Hudson Americas’ EBITDA increased $6.3 million to $1.5 million for the three months ended June 30, 2008, as compared to a loss of $4.8 million for the same period of 2007. The EBITDA increase was primarily due to a lower cost base as a result of the Company’s 2008 reorganization program as well as the recognition of $3.6 million in non-cash compensation expense during the three months ended June 30, 2007 related to the acquisition of JMT Financial Partners, LLC.

Hudson Americas’ operating income increased $6.3 million to $0.3 million for the three months ended June 30, 2008, as compared to an operating loss of $6.0 million for the same period of 2007. The increase in operating income primarily resulted from the same factors as discussed above with respect to EBITDA.

Hudson Europe

Hudson Europe’s revenue was $116.8 million for the three months ended June 30, 2008, as compared to $120.8 million for the same period of 2007, a decrease of 3.3%. On a constant currency basis, Hudson Europe’s revenue decreased 8.2% during the three months ended June 30, 2008, as compared to the same period of 2007. The largest decrease in constant currency revenue was from the U.K., in both lower contracting revenue (-13%) and permanent recruitment (-16%). This decrease in revenue from the U.K. was primarily driven by a decrease in revenues from the financial services sector and other service sectors in London. The decrease in U.K. revenue was partially offset by increases in permanent recruitment and talent management consulting services in the Nordic region (+40%), France (+23%) and Central and Eastern Europe (+18%). Increases in the Nordic region and Eastern Europe were the result of our growing business. The increase in France was the result of our growing business along with the diversification of permanent placements and talent management.

Hudson Europe’s direct costs were $52.4 million for the three months ended June 30, 2008, as compared to $58.1 million for the same period of 2007, a decrease of 9.8%. On a constant currency basis, direct costs decreased 12.2% for the three months ended June 30, 2008, as compared to the same period of 2007. The decrease in direct costs was primarily the result of lower contracting costs in the U.K. (-14%).

Hudson Europe’s gross margin was $64.5 million for the three months ended June 30, 2008, as compared to $62.7 million for the same period of 2007, an increase of $1.8 million, or 2.9%. Gross margin, as a percentage of revenue, was 55.2% for the three months ended June 30, 2008, as compared to 51.9% for the same period of 2007, an increase of 6.4%. On a constant currency basis, gross margin decreased 4.4% during the three months ended June 30, 2008, as compared to the same period of 2007. The largest decrease in constant currency gross margin was in the U.K. (-15%), partially offset by increases in the Nordic region (+35%), France (+22%), Central and Eastern Europe (+22%) and Spain (+9%). Hudson Europe’s contracting gross margin increased to 20.1% for the three months ended June 30, 2008, as compared to 19.2% for the same period of 2007. This increase was primarily the result of an increase in the U.K.’s contracting gross margin from 16.7% for the three months ended June 30, 2007 to 17.1% for the same period of 2008 and a more significant mix impact from Continental Europe where the gross margin declined from 32.1% for the three months ended June 30, 2007 to 30.9% for the same period of 2008.

Hudson Europe’s selling, general and administrative expenses were $55.8 million for the three months ended June 30, 2008, as compared to $54.0 million for the same period of 2007, an increase of 3.3%. Selling, general and administrative expenses as a percentage of revenue increased from 44.7% for the three months ended June 30, 2007 to 47.8% for the same period of 2008. On a constant currency basis, selling, general and administrative expenses decreased 3.8% during the three months ended June 30, 2008, as compared to the same period of 2007. The decrease in selling, general and administrative expenses was primarily due to lower sales and delivery costs (-6%), travel and entertainment costs (-21%), equipment rental and maintenance (-35%) and communications costs (-20%). These decreases were partially offset by increases in support salaries (+13%), support bonuses (+30%) and occupancy costs (+10%). Lower sales and delivery costs were the result of a reduction in fee earner headcount and lower bonus payments driven by the reduced gross margin. Hudson Europe rolled out new front office software in Balance and has planned a similar implementation in Belgium, which will complete the common software platform implementation. Support costs have increased due to transitional management arrangements in the Balance contracting business and support salaries have increased due to extra operational management in the U.K. and regional European personnel during the three months ended June 30, 2008, as compared to the same period of 2007. Our cost control efforts have resulted in reductions in other costs.

Hudson Europe incurred $0.8 million of reorganization expenses during the three months ended June 30, 2008, as compared to none for the same period of 2007. Reorganization expenses incurred during the three months ended June 30, 2008 included severance costs and the reorganization of certain support functions related to the Company’s 2008 reorganization program, which included the downsizing of its overhead structure.

Hudson Europe’s EBITDA decreased $1.1 million to $9.2 million for the three months ended June 30, 2008, as compared to $10.3 million for the same period of 2007, a decrease of 10.7%. Hudson Europe’s EBITDA as a percentage of revenue decreased from 8.5% for the three months ended June 30, 2007 to 7.9% for the same period of 2008. On a constant currency basis, EBITDA decreased 18.8% for the three months ended June 30, 2008, as compared to the same period of 2007. The decrease in EBITDA was the result of EBITDA decreases in the U.K. (-27%), Balance (-40%) and Belgium (-11%). These decreases were partially offset by EBITDA increases in France (+22%) and other European countries. The EBITDA decrease in the U.K. was primarily due to the decrease in gross margin and the recognition of reorganization expenses as noted above. The EBITDA decrease in Balance was primarily due to the increase in selling, general and administrative expenses noted above, along with a higher shared cost burden among the remaining three core business units of Information Technology, Legal and Banking/Financial Services following the disposal of the public management division of Balance in May 2008.

Hudson Europe’s operating income decreased $0.8 million to $7.9 million for the three months ended June 30, 2008, as compared to $8.7 million for the same period of 2007. On a constant currency basis, operating income decreased 17.7% for the three months ended June 30, 2008, as compared to the same period of 2007. The decrease in operating income primarily resulted from the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $117.6 million for the three months ended June 30, 2008, as compared to $105.4 million for the same period of 2007, an increase of 11.6%. On a constant currency basis, Hudson Asia Pacific’s revenue decreased 0.1% during the three months ended June 30, 2008, as compared to the same period of 2007. The largest decrease in constant currency revenue was from Talent Management in Australia (-20%) partially offset by an increase in permanent recruitment in Asia (+22%), primarily due to the growth in permanent recruitment in China (+131%), and growth in the core Shanghai business. The growth in China was primarily related to continued growth of the business and the May 2007 TKA acquisition.

Hudson Asia Pacific’s direct costs were $65.0 million for the three months ended June 30, 2008, as compared to $59.6 million for the same period of 2007, an increase of 9.1%. On a constant currency basis, direct costs decreased 2.3% during the three months ended June 30, 2008, as compared to the same period of 2007. The decrease in direct costs was consistent with the decrease in contracting revenue.

Hudson Asia Pacific’s gross margin was $52.6 million for the three months ended June 30, 2008, as compared to $45.8 million for the same period of 2007, an increase $6.8 million, or 14.8%. Gross margin, as a percentage of revenue, was 44.7% for the three months ended June 30, 2008, as compared to 43.5% for the same period of 2007, an increase of 2.8%. The $6.8 million increase in gross margin primarily resulted from increased permanent recruitment and contracting margins in Australia. On a constant currency basis, gross margin increased 2.8% for the three months ended June 30, 2008, as compared to the same period of 2007. The gross margin increase was from increases in permanent recruitment in China (+127%) and Hong Kong (+7%), partially offset by decreases in permanent recruitment Australia (-1%), New Zealand (-6%) and Japan (-18%). Hudson Asia Pacific’s contracting gross margin increased to 18.2% for the three months ended June 30, 2008, as compared to 17.8% for the same period of 2007.

Hudson Asia Pacific’s selling, general and administrative expenses were $44.9 million for the three months ended June 30, 2008, as compared to $37.7 million for the same period of 2007, an increase of 19.1%. Selling, general and administrative expenses as a percent of revenue increased from 35.8% for the three months ended June 30, 2007 to 38.2% for the same period of 2008. On a constant currency basis, selling, general and administrative expenses increased 6.6% during the three months ended June 30, 2008, as compared to the same period of 2007. The increase in selling, general and administrative expenses was primarily due to increases in China (+61%), related to the TKA acquisition and increased occupancy costs resulting from a relocation to larger office space in 2007, and Hong Kong (+15%) related to increased sales and delivery compensation costs and increased occupancy costs resulting from office expansion.

Hudson Asia Pacific did not have any reorganization expenses for the three months ended June 30, 2008 and 2007.

Hudson Asia Pacific’s EBITDA decreased $0.4 million to $8.7 million for the three months ended June 30, 2008, as compared to $9.1 million for the same period of 2007, a decrease of 4.4%. Hudson Asia Pacific’s EBITDA as a percentage of revenue decreased from 8.6% for the three months ended June 30, 2007 to 7.4% for the same period of 2008. On a constant currency basis, EBITDA decreased 14.2% for the three months ended June 30, 2008, as compared to the same period of 2007. The decrease in EBITDA was primarily the result of an EBITDA decrease in Australia (-21%). This decrease was partially offset by EBITDA increases in China and Singapore.

Hudson Asia Pacific’s operating income decreased $0.4 million to $7.7 million for the three months ended June 30, 2008, as compared to $8.1 million for the same period of 2007. On a constant currency basis, operating income decreased 15.0% for the three months ended June 30, 2008, as compared to the same period of 2007. The decrease in operating income primarily resulted from the same factors as discussed above with respect to EBITDA.

Corporate and Other

Corporate expenses were $9.3 million for the three months ended June 30, 2008, as compared to $8.2 million for the same period of 2007, an increase of 13.4%. The $1.1 million increase in corporate expenses primarily resulted from higher professional fees ($2.0 million) and the resolution of outstanding litigation ($0.7 million). This increase was partially offset by the recognition of $1.6 million of lease related restructuring charges during the three months ended June 30, 2007 from the 2006 reorganization program.

Other non-operating income (expense), was $1.1 million for the three months ended June 30, 2008, as compared to $0.4 million for the same period of 2007, an increase of 175.0%. The increase during the three months ended June 30, 2008 as compared to the same period of 2007 was primarily related to $1.5 million of foreign exchange translation gains and a $0.3 million subsidy from the Chinese government relating to the establishment of our business presence in a Chinese district. The increase was primarily offset by $0.8 million from other gains on the dispositions of assets recognized during the three months ended June 30, 2007.

Provision for Income Taxes

The provision for income taxes was $6.1 million on $7.7 million of income from continuing operations for the three months ended June 30, 2008, as compared to a provision of $4.4 million on $3.1 million of income from continuing operations for the same period of 2007. The decrease in the Company’s effective tax rate for the three months ended June 30, 2008 as compared to the same period of 2007 was primarily related to an increase in income generated in countries in which we are not subject to significant tax liabilities. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition-related payments, variations from the U.S. tax rate in foreign jurisdictions, and taxes on repatriation of foreign profits.

Net Income (Loss) from Continuing Operations

The net income from continuing operations was $1.6 million for the three months ended June 30, 2008, as compared to a net loss of $1.4 million for the same period of 2007. Basic and diluted earnings per share from continuing operations were $0.07 and $0.06, respectively, for the three months ended June 30, 2008, as compared to a basic and diluted loss per share of $0.05 for the same period of 2007.

Net Income from Discontinued Operations

BPM, ETS, HHCS, T&I and the former Highland segment comprise the Company’s discontinued operations. Income from discontinued operations for the three months ended June 30, 2008 was $3.3 million which included a $2.8 million gain on the sale of BPM business.

Basic and diluted earnings per share from discontinued operations were $0.13 for the three months ended June 30, 2008, as compared to $0.03 for the same period of 2007.

Net Income (Loss)

Net income was $5.0 million for the three months ended June 30, 2008, as compared to a net loss of $0.6 million for the same period of 2007. Basic and diluted earnings per share were $0.20 and $0.19, respectively, for the three months ended June 30, 2008, as compared to a basic and diluted loss per share of ($0.02) for the same period of 2007.

	Six Months Ended June 30,
	2008			2007
	As reported	Currency translation	Constant currency	As reported
Revenue:
Hudson Americas	$154,769	$(236)	$154,533	$147,377
Hudson Europe	228,171	(11,825)	216,346	237,817
Hudson Asia Pacific	218,488	(24,895)	193,593	198,666

Total	601,428	(36,956)	564,472	583,860

Direct costs:
Hudson Americas	111,835	(34)	111,801	104,093
Hudson Europe	105,154	(3,097)	102,057	118,513
Hudson Asia Pacific	121,614	(14,177)	107,437	114,220

Total	338,603	(17,308)	321,295	336,826

Gross margin:
Hudson Americas	42,934	(202)	42,732	43,284
Hudson Europe	123,017	(8,728)	114,289	119,304
Hudson Asia Pacific	96,874	(10,718)	86,156	84,446

Total	$262,825	$(19,648)	$243,177	$247,034

Selling, general and administrative expenses (a):
Hudson Americas	$42,317	$(216)	$42,101	$51,798
Hudson Europe	110,206	(7,421)	102,785	105,914
Hudson Asia Pacific	84,940	(9,241)	75,699	71,621
Corporate	15,248	—	15,248	12,979

Total	$252,711	$(16,878)	$235,833	$242,312

Operating income (loss):
Hudson Americas	$(1,089)	$14	$(1,075)	$(9,194)
Hudson Europe	12,192	(1,325)	10,867	10,950
Hudson Asia Pacific	11,839	(1,463)	10,376	12,794
Corporate	(15,248)	—	(15,248)	(14,480)

Total	$7,694	$(2,774)	$4,920	$70

(a)	Selling, general and administrative expenses include acquisition-related expenses and depreciation and amortization and exclude merger and integration expenses (recoveries) of $29 and ($42), respectively, for the six months ended June 30, 2008 and 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Hudson Americas

Hudson Americas’ revenue was $154.8 million for the six months ended June 30, 2008, as compared to $147.4 million for the same period of 2007, an increase of 5.0%. Revenues increased in contracting (+10%), partially offset by decreases in permanent recruitment services (-45%). The decline in permanent recruitment was primarily due to a decrease associated with the decision of a specific client to bring an outsourced recruitment function in-house as well as a decrease in financial services. Contracting revenue increased in Legal Services (+35%), but was partially offset by decreases in Information Technology (-20%) and Financial Solutions (-20%). The increase in Legal Services was primarily related to temporary higher client needs as well as the successful acquisition of new clients. The decline in Information Technology was primarily related to clients delaying various projects as well as slowing down their process of filling open positions due to the current economic climate. The decline in Financial Solutions was primarily related to clients delaying various projects as well as the Company closing five unprofitable offices during 2007.

Hudson Americas’ direct costs were $111.8 million for the six months ended June 30, 2008, as compared to $104.1 million for the same period of 2007, an increase of 7.4%. The increase in direct costs was consistent with the increase in Hudson Americas’ contracting revenue for the six months ended June 30, 2008, as compared to the same period of 2007.

Hudson Americas’ gross margin was $42.9 million for the six months ended June 30, 2008, as compared to $43.3 million for the same period of 2007, a decrease of $0.4 million, or 0.9%. The $42.9 million of gross margin included $35.6 million and $7.3 million, respectively, of contracting and permanent recruitment gross margin. The $0.4 million decrease in gross margin primarily resulted from a $5.1 million increase in contracting gross margin, offset by a $5.4 million decrease in permanent recruitment gross margin. Hudson Americas’ contracting gross margin increased to 24.2% for the six months ended June 30, 2008, as compared to 22.9% for the same period of 2007. The increase in contracting gross margin was primarily generated from Legal Services (+43%). The decrease in permanent recruitment gross margin primarily resulted from the decrease in permanent recruitment revenue as noted above. Gross margin, as a percentage of revenue, was 27.7% for the six months ended June 30, 2008, as compared to 29.4% for the same period of 2007. The decrease in permanent recruitment gross margin as a percentage of total gross margin (17.3% for the six months ended June 30, 2008, as compared to 27.7% for the same period of 2007) offset an increase in contracting gross margin (24.2% for the six months ended June 30, 2008, as compared to 22.9% for the same period of 2007), which resulted in an overall decrease in gross margin as a percentage of revenue as compared to the same period of 2007.

Hudson Americas’ selling, general and administrative expenses were $42.3 million for the six months ended June 30, 2008, as compared to $51.8 million for the same period of 2007, a decrease of 18.3%. Selling, general and administrative expenses as a percentage of revenue decreased from 35.1% for the six months ended June 30, 2007 to 27.3% for the same period of 2008. The decrease in selling, general and administrative expenses was primarily due to decreases in sales and delivery costs ($4.0 million), support staff salaries ($2.5 million) and professional fees ($2.0 million). The decrease in sales salaries primarily resulted from the recognition of $3.6 million of non-cash compensation expense during the six months ended June 30, 2007 related to the acquisition of JMT Financial Partners, LLC as well as the cessation of some sales activities in selected offices in the prior year along with a better focus on productivity. The decrease in support staff salaries was primarily related to our reorganization program that was launched during the six months ended June 30, 2008.

Hudson Americas incurred $1.7 million of reorganization expenses during the six months ended June 30, 2008, as compared to $0.7 million for the same period of 2007. Reorganization expenses incurred during the six months ended June 30, 2008 included severance costs and costs relating to a number of contracts including, the exiting of three leases in the U.S. Reorganization expenses incurred during the six months ended June 30, 2007 included final adjustments for employee severance costs related to the Company’s 2006 reorganization program.

Hudson Americas’ EBITDA increased $8.2 million to $1.3 million for the six months ended June 30, 2008, as compared to a loss of $6.9 million for the same period of 2007. The EBITDA increase was primarily due to the reduction in selling, general and administrative expenses noted above.

Hudson Americas’ operating loss decreased $8.1 million to $1.1 million for the six months ended June 30, 2008, as compared to $9.2 million for the same period of 2007. The decrease in the operating loss primarily resulted from the same factors as discussed above with respect to EBITDA.

Hudson Europe

Hudson Europe’s revenue was $228.2 million for the six months ended June 30, 2008, as compared to $237.8 million for the same period of 2007, a decrease of 4.0%. On a constant currency basis, Hudson Europe’s revenue decreased 9.0% for the six months ended June 30, 2008, as compared to the same period of 2007. The largest decrease in constant currency revenue was from the U.K., in both lower contracting revenue (-16%) and permanent recruitment (-16%). This decrease in revenue from the U.K. was primarily driven by a decrease in revenues from the financial services sector and other service sectors in London. The decrease was partially offset by increases in permanent recruitment and talent management consulting services in the Nordic region (+22%), France (+26%), Central and Eastern Europe (+14%), Spain (+11%) as well as increased contracting revenues for Balance (+4%) and increased talent management consulting revenues in the U.K. (+11%).

Hudson Europe’s direct costs were $105.2 million for the six months ended June 30, 2008, as compared to $118.5 million for the same period of 2007, a decrease of 11.2%. On a constant currency basis, direct costs decreased 13.9% for the six months ended June 30, 2008, as compared to the same period of 2007. The decrease was primarily the result of lower contracting costs in the U.K. (-17%).

Hudson Europe’s gross margin was $123.0 million for the six months ended June 30, 2008, as compared to $119.3 million the same period of 2007, an increase of $3.7 million, or 3.1%. Gross margin, as a percentage of revenue, was 53.9% for the six months ended June 30, 2008, as compared to 50.2% for the same period of 2007, an increase of 7.4%. The increase in gross margin, as a percentage of revenue, was primarily due to a mix shift with less temporary contracting revenue in the U.K. as a percent of total revenue, combined with the growth in permanent recruitment in continental Europe and talent management consulting services across Europe. On a constant currency basis, gross margin decreased 4.2% during the six months ended June 30, 2008, as compared to the same period of 2007. The largest decrease in constant currency gross margin was in the U.K. (-16%), partially offset by increases in France (+25%), the Nordic region (+25%), Central and Eastern Europe (+16%), Spain (+11%) and Balance (+5%). Hudson Europe’s contracting gross margin increased to 20.0% for the six months ended June 30, 2008, as compared to 19.1% for the same period of 2007.

Hudson Europe’s selling, general and administrative expenses were $110.2 million for the six months ended June 30, 2008, as compared to $105.9 million for the same period of 2007, an increase of 4.1%. Selling, general and administrative expenses as a percentage of revenue increased from 44.5% for the six months ended June 30, 2007 to 48.3% for the same period of 2008. On a constant currency basis, selling, general and administrative expenses decreased by 0.3% during the six months ended June 30, 2008, as compared to the same period of 2007.

Hudson Europe incurred $0.6 million of reorganization expenses during the six months ended June 30, 2008, as compared to $2.4 million for the same period of 2007. Reorganization expenses incurred during the six months ended June 30, 2008 included severance costs and the reorganization of certain support functions related to the Company’s 2008 reorganization program, which included the downsizing of its overhead structure. Reorganization expenses incurred during the six months ended June 30, 2007 included final adjustments for employee severance costs related to the Company’s 2006 reorganization program.

Hudson Europe’s EBITDA increased $1.1 million to $15.2 million for the six months ended June 30, 2008, as compared to $14.1 million for the same period of 2007, an increase of 7.8%. Hudson Europe’s EBITDA as a percentage of revenue increased from 5.9% for the six months ended June 30, 2007 to 6.7% for the same period of 2008. On a constant currency basis, EBITDA decreased 3.6% for the six months ended June 30, 2008, as compared to the same period of 2007. The decrease in EBITDA was the result of EBITDA decreases in the U.K. (-22%), Belgium (-9%) and Balance (-17%). These decreases were partially offset by EBITDA increases in France (+29%) and smaller European countries.

Hudson Europe’s operating income increased $1.2 million to $12.2 million for the six months ended June 30, 2008, as compared to $11.0 million for the same period of 2007. On a constant currency basis, operating income decreased 0.8% for the six months ended June 30, 2008, as compared to the same period of 2007. The decrease in operating income primarily resulted from the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $218.5 million for the six months ended June 30, 2008, as compared to $198.7 million for the same period of 2007, an increase of 10.0%. On a constant currency basis, Hudson Asia Pacific’s revenue decreased 2.6% during the six months ended June 30, 2008, as compared to the same period of 2007. The largest decrease in constant currency revenue was from contracting in Australia (-4%), largely due to the continued strategic exit from low margin business. The Australian Talent Management practice declined (-22%) as a result of reduced demand for outplacement services. These decreases were partially offset by the growth in permanent recruitment in China (+129%), which benefited from the TKA acquisition in May 2007 and continued strong market growth, and Hong Kong (+14%).

Hudson Asia Pacific’s direct costs were $121.6 million for the six months ended June 30, 2008, as compared to $114.2 million for the same period of 2007, an increase of 6.5%. On a constant currency basis, direct costs decreased 5.9% for the six months ended June 30, 2008, as compared to the same period of 2007. The decrease in direct costs was consistent with the reduction in contracting revenue.

Hudson Asia Pacific’s gross margin for the six months ended June 30, 2008 was $96.9 million, as compared to $84.4 million for the same period of 2007, an increase of $12.5 million, or 14.8%. Gross margin, as a percentage of revenue, was 44.3% for the six months ended June 30, 2008, as compared to 42.5% for the same period of 2007, an increase of 4.2%. The increase in gross margin, as a percentage of revenue, was primarily due to an increased percentage of total gross margin generated from permanent recruitment services, combined with increased contracting margins in Australia. On a constant currency basis, gross margin increased by 2.0% for the six months ended June 30, 2008, as compared to the same period of 2007. The increase in gross margin was primarily from increases in permanent recruitment in China (+137%) and Hong Kong (+16%). This increase was partially offset by a decrease in Australia (-3%), New Zealand (-8%) and Japan (-17%). Hudson Asia Pacific’s contracting gross margin increased to 17.8% for the six months ended June 30, 2008, as compared to 17.6% for the same period of 2007.

Hudson Asia Pacific’s selling, general and administrative expenses were $84.9 million for the six months ended June 30, 2008, as compared to $71.6 million for the same period of 2007, an increase of 18.6%. Selling, general and administrative expenses as a percentage of revenue increased from 36.0% for the six months ended June 30, 2007 to 38.9% for the same period of 2008. On a constant currency basis, selling, general and administrative expenses increased 5.7% for the six months ended June 30, 2008, as compared to the same period of 2007. The increase in selling, general and administrative expenses was primarily due to increases in China (+84%), related to the TKA acquisition and increased occupancy costs resulting from a relocation to larger office space during 2007, and Hong Kong (+20%) related to increased sales and delivery compensation costs and increased occupancy costs resulting from office expansion.

Hudson Asia Pacific incurred $0.1 million of reorganization expenses during the six months ended June 30, 2008, as compared to none for the same period of 2007. Reorganization expenses incurred during the six months ended June 30, 2008 included severance costs and the reorganization of certain support functions related to the Company’s 2008 reorganization program, which included the downsizing of its overhead structure.

Hudson Asia Pacific’s EBITDA decreased $0.9 million to $13.8 million for the six months ended June 30, 2008, as compared to $14.7 million for the same period of 2007, a decrease of 6.1%. Hudson Asia Pacific’s EBITDA as a percentage of revenue decreased from 7.4% for the six months ended June 30, 2007 to 6.3% for the same period of 2008. On a constant currency basis, EBITDA decreased 17.0% for the six months ended June 30, 2008, as compared to the same period of 2007. The decrease in EBITDA was the result of EBITDA decreases in Australia, Hong Kong, New Zealand, Singapore and Japan. These decreases were partially offset by EBITDA increases in China.

Hudson Asia Pacific’s operating income decreased $1.0 million to $11.8 million for the six months ended June 30, 2008, as compared to $12.8 million for the same period of 2007. On a constant currency basis, operating income decreased 18.9% for the six months ended June 30, 2008, as compared to the same period of 2007. The decrease in operating income primarily resulted from the same factors as discussed above with respect to EBITDA.

Corporate and Other

Corporate expenses were $15.2 million for the six months ended June 30, 2008, as compared to $14.5 million for the same period of 2007. Corporate expenses for the six months ended June 30, 2008 increased primarily as a result of higher professional fees ($2.4 million) and the resolution of outstanding litigation ($1.3 million). This increase was partially offset by the recognition of $1.5 million of lease related restructuring charges during the six months ended June 30, 2007 from the 2006 reorganization program, and decreases in support staff compensation ($0.5 million) and travel and entertainment costs ($0.4 million).

Other non-operating income was $1.9 million for the six months ended June 30, 2008, as compared to $3.2 million for the same period of 2007. The decrease was primarily related to a $2.5 million gain on the sale of the U.K. office and support services and other gains on dispositions of $0.8 million that were recognized during the six months ended June 30, 2007. The decrease was primarily offset by $1.7 million of foreign exchange translation gains and a $0.3 million subsidy from the Chinese government relating to the establishment of our business presence in a Chinese district that were recognized during the six months ended June 30, 2008.

Provision for Income Taxes

The provision for income taxes was $8.0 million on $9.6 million of income from continuing operations for the six months ended June 30, 2008, as compared to a provision of $6.6 million on $3.3 million of income from continuing operations for the same period of 2007. The decrease in the Company’s effective tax rate for the six months ended June 30, 2008, as compared to the same period of 2007, was primarily related to an increase in income generated in countries in which we are not subject to significant tax liabilities. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition-related payments, variations from the U.S. tax rate in foreign jurisdictions, and taxes on repatriation of foreign profits.

Net Income (Loss) from Continuing Operations

The net income from continuing operations was $1.6 million for the six months ended June 30, 2008, as compared to a net loss of $3.3 million for the same period of 2007. Basic and diluted earnings per share from continuing operations were $0.06 for the six months ended June 30, 2008, as compared to a basic and diluted loss per share of $0.13 for the same period of 2007.

Net Income from Discontinued Operations

BPM, ETS, HHCS, T&I and the former Highland segment comprise the Company’s discontinued operations. Income from discontinued operations was $4.7 million for the six months ended June 30, 2008 which includes $3.4 million of additional payments due the Company as a result of its former Highland reporting unit achieving certain 2007 revenue metrics as defined in the sale agreement, and a $2.8 million gain on the sale of BPM. These items were offset by a $0.7 million loss on the sale of ETS and approximately $0.9 million loss on operations of the discontinued businesses.

Basic and diluted earnings per share from discontinued operations were $0.19 for the six months ended June 30, 2008, as compared to $0.11 for the same period of 2007.

Net Income (Loss)

Net income was $6.3 million for the six months ended June 30, 2008, as compared to a net loss of $0.6 million for the same period of 2007. Basic and diluted earnings per share were $0.25 for the six months ended June 30, 2008, as compared to a basic and diluted loss per share of ($0.02) for the same period of 2007.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from funding working capital requirements and capital investment in information technology and facilities.

On July 31, 2007, the Company entered into an amended and restated senior secured credit facility with Wells Fargo Foothill with the ability to borrow up to $75.0 million (the “Credit Facility”). The Company may, subject to certain conditions, increase the maximum Credit Facility limit up to $125.0 million. The maturity date of the Credit Facility is July 31, 2012. Borrowings may be made with a base rate loan having an interest rate based on the prime rate and the Leverage Ratio (as defined in the Credit Facility) or a LIBOR rate loan with an interest rate based on the LIBOR rate and the Leverage Ratio. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company. As of June 30, 2008 there were no outstanding borrowings under the Credit Facility. The Company expects to continue to use the Credit Facility, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and its letters of credit. As of June 30, 2008 there was $8.2 million of outstanding letters of credit issued under the Credit Facility. These letters of credit have various maturity dates through 2017 and are primarily used to secure operating and capital lease financing and support the Company’s HSBC Bank (Shanghai) loan. As of June 30, 2008, available credit for use under the Credit Facility was $66.8 million.

The Credit Facility contains various restrictions and covenants, including (1) prohibitions on payments of dividends; (2) requirements that the Company maintain its minimum EBITDA (as defined in the Credit Facility) and capital expenditures within prescribed levels; (3) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; and (4) limitations on investments, dispositions of assets and guarantees of indebtedness and repurchases of the Company’s stock. The Credit Facility allows certain permitted investments in the aggregate amount not to exceed $25.0 million per year and certain permitted dispositions in the aggregate amount not to exceed $15.0 million per year.

The financial covenants of the Credit Facility include a minimum quarterly EBITDA for a twelve-month period and maximum capital expenditures for each fiscal year. The minimum EBITDA covenant provides that the Company’s quarterly EBITDA for a trailing twelve-month period may not be less than $25.0 million. The maximum capital expenditure covenant provides that the Company’s capital expenditures in each fiscal year may not exceed $18.0 million. The borrowing base is determined under the Credit Facility as an agreed percentage of eligible accounts receivable, less reserves. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities, including future acquisitions. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2008.

In January 2008, the Company entered into a loan agreement with HSBC Bank (Shanghai) in China, and borrowed $1.0 million for working capital purposes and the TKA acquisition. The loan matures on September 30, 2008, and bears annual interest based upon the People’s Republic of China’s six month rate, plus 10% of that rate. This interest rate was 6.47% at June 30, 2008. The HSBC Bank (Shanghai) loan is secured by a letter of credit under the Credit Facility. As of June 30, 2008, there was $1.0 million of outstanding borrowings under the HSBC Bank (Shanghai) loan.

The Company has a shelf registration on file with the Securities and Exchange Commission to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired.

The Company generated cash from operating activities of $4.3 million and $17.0 million, respectively, for the six months ended June 30, 2008 and 2007. The decrease in cash provided by operating activities during the six months ended June 30, 2008, as compared to the same period of 2007 was primarily related to a $22.6 million decrease in accounts payable and accrued liabilities, a $2.4 million decrease in other assets and a $6.9 million increase in non-cash adjustments. This decrease was offset by an $11.7 million decrease in accounts receivable.

The Company generated $8.9 million of cash from investing activities during the six months ended June 30, 2008, as compared to $10.5 million of cash used by investing activities for the same period of 2007. The increase in cash provided by investing activities during the six months ended June 30, 2008, as compared to the same period of 2007 was primarily the result of increases in proceeds of $17.2 million from the sale of ETS’ assets, the sale of BPM and the receipt of an earn-out payment relating to the sale of the Highland executive search business.

The Company used $2.7 million of cash in financing activities during the six months ended June 30, 2008, as compared to $4.2 million of cash generated from financing activities during the same period of 2007. The decrease in cash used in financing activities was primarily the result of the $5.3 million purchase of treasury stock and a $2.8 million decrease in cash from the exercise of stock options. This increase was partially offset by a $0.9 million decrease in borrowings under our Credit Facility.

The Company believes that its cash and cash equivalents on hand at June 30, 2008, supplemented by availability under the Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the Company’s history of negative cash flows and operating losses may continue, (2) the ability of clients to terminate their relationship with the Company at any time, (3) the impact of global economic fluctuations on the Company’s contracting operations, (4) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (5) risks relating to the Company’s international operations, including foreign currency fluctuations, (6) risks and financial impact associated with acquisitions and dispositions of non-core businesses, (7) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (8) competition in the Company’s markets and the Company’s dependence on highly skilled professionals, (9) fluctuations in the Company’s operating results from quarter to quarter, (10) restrictions imposed by blocking arrangements, (11) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (12) the Company’s dependence on key management personnel, (13) the impact of government regulations and (14) the Company’s ability to maintain effective internal control over financial reporting. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s long-term borrowings are in fixed rate capital leases for leasehold improvements. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. We do not trade derivative financial instruments for speculative purposes.

The Company conducts operations in various other countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the U.K. For the six months ended June 30, 2008, the Company earned approximately 84% of its gross margin outside the U.S., and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three and six months ended June 30, 2008, the Company had translation gains (losses) of approximately $5.3 million and ($1.1) million, respectively, primarily attributable to the fluctuations of the U.S. dollar against the British pound, the Euro and the Australian dollar.

The Company’s objective is to reduce earnings and cash flow volatility associated with currency exchange rate changes. Accordingly, the Company, from time to time, enters into foreign currency forward contracts where it has determined that the exposure to currency exchange rate risk related to specific transactions is significant enough to justify the related costs. At June 30, 2008, there were no outstanding foreign currency forward contracts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the three months ended June 30, 2008. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended June 30, 2008 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except that the Company hired additional staff with experience in reporting and technical accounting during the three months ended June 30, 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we become subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. While the ultimate outcome of those claims and lawsuits which currently pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these claims and proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. No material change to such risk factors has occurred during the six months ended June 30, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2008.

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
April 1, through April 30, 2008	—	—	—	$9,743
May 1, through May 31, 2008	2,700	$9.11	—	$9,743
June 1, through June 30, 2008	379	$12.38	—	$9,743

Total	3,079	$9.51	—	—

(a)	Represents shares of restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.
(b)	On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock. The authorization does not have an expiration date. The Company intends to make purchases from time to time as market conditions warrant. The Company did not repurchase any shares under this program during the quarter ended June 30, 2008, but through June 30, 2008, the Company had repurchased 701,173 shares for a total cost of approximately $5.3 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Hudson Highland Group, Inc. was held on April 24, 2008. At the meeting, the following matters were submitted to a vote of the stockholders of Hudson Highland Group, Inc.:

(1)	To elect two directors to hold office until the 2011 annual meeting of stockholders and until their successors are duly elected and qualified. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

Jennifer Laing	22,913,569	1,202,239

Robert B. Dubner	22,917,166	1,198,642

The individuals continuing in the office of director after the annual meeting were John J. Haley, David G. Offensend, Jon F. Chait and Richard J. Stolz.

(2)	To ratify the appointment of KPMG LLP as independent registered public accountants:

For	Against	Abstain	Broker Non Vote
24,062,416	26,216	27,176	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, filed herewith.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, filed herewith.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC. (Registrant)

	By:	/s/ Jon F. Chait
Jon F. Chait
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: August 6, 2008

	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: August 6, 2008

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.