Form 10-Q
period 2008-09-30
HUDSON HIGHLAND GROUP INC
filed 2008-10-30
CIK 1210708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 27, 2008
Common Stock - $0.001 par value	25,584,862

HUDSON HIGHLAND GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$271,425	$300,351	$872,853	$884,211
Direct costs (Note 7)	156,575	170,924	495,178	507,750

Gross margin	114,850	129,427	377,675	376,461
Selling, general and administrative expenses	108,852	118,026	354,163	348,603
Acquisition-related expenses	—	311	—	4,462
Depreciation and amortization	3,946	3,540	11,375	11,082
Business reorganization expenses (recoveries)	2,931	(56)	5,321	4,638

Operating (loss) income	(879)	7,606	6,816	7,676
Other income (expense):
Other, net	575	1,096	1,900	3,684
Interest, net	323	(141)	866	506

Income before provision for income taxes	19	8,561	9,582	11,866
Provision for income taxes	757	5,609	8,724	12,245

Net (loss) income from continuing operations	(738)	2,952	858	(379)
Net income from discontinued operations	429	627	5,153	3,395

Net (loss) income	$(309)	$3,579	$6,011	$3,016

Earnings (loss) per share:
Basic from continuing operations	$(0.03)	$0.12	$0.03	$(0.02)
Basic from discontinued operations	0.02	0.02	0.21	0.14

Basic	$(0.01)	$0.14	$0.24	$0.12

Diluted from continuing operations	$(0.03)	$0.12	$0.03	$(0.02)
Diluted from discontinued operations	0.02	0.02	0.21	0.14

Diluted	$(0.01)	$0.14	$0.24	$0.12

Weighted average shares outstanding:
Basic	25,245	25,443	25,180	25,205
Diluted	25,245	26,058	25,550	25,205

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,321	$39,245
Accounts receivable, less allowance for doubtful accounts of $4,111 and $4,838, respectively	177,011	187,980
Prepaid and other	18,263	18,389
Current assets from discontinued operations	—	13,461

Total current assets	239,595	259,075
Goodwill	66,275	73,444
Other intangibles, net	3,842	4,791
Property and equipment, net	27,590	29,470
Other assets	13,248	7,214
Non-current assets from discontinued operations	—	212

Total assets	$350,550	$374,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,062	$20,988
Accrued expenses and other current liabilities	98,892	120,323
Short-term borrowings	997	243
Accrued business reorganization expenses	3,676	3,490
Current liabilities from discontinued operations	—	7,382

Total current liabilities	126,627	152,426
Other non-current liabilities	20,378	18,976
Accrued business reorganization expenses, non-current	2,021	2,689

Total liabilities	149,026	174,091

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 26,163 and 25,691 shares, respectively	26	26
Additional paid-in capital	449,550	444,075
Accumulated deficit	(282,576)	(288,587)
Accumulated other comprehensive income – translation adjustments	39,713	44,946
Treasury stock, 662 and 25 shares, respectively, at cost	(5,189)	(345)

Total stockholders’ equity	201,524	200,115

Total liabilities and stockholders’ equity	$350,550	$374,206

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,011	$3,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,493	11,396
Stock-based compensation	3,908	4,302
Gain on sale of assets	(6,031)	(3,248)
Other non-cash compensation	—	4,462
Provision for doubtful accounts	(342)	(336)
Deferred income taxes	(664)	(897)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	19,370	(8,685)
(Increase) decrease in other assets	(1,263)	308
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(29,200)	6,473
Decrease in accrued business reorganization expenses	(368)	(1,832)

Net cash provided by operating activities	2,914	14,959

Cash flows from investing activities:
Capital expenditures	(7,790)	(9,241)
Proceeds from sale of assets	20,861	3,401
Acquisition and investment in businesses, net of cash acquired	(6,607)	(38,068)
Increase in restricted cash	—	(2,900)

Net cash provided by (used in) investing activities	6,464	(46,808)

Cash flows from financing activities:
Borrowings under credit facility and other short-term borrowings	98,797	198,437
Repayments under credit facility	(97,850)	(183,260)
Purchase of treasury stock	(5,771)	—
Issuance of common stock – Employee Stock Purchase Plan	1,371	1,148
Issuance of common stock – Long Term Incentive Plan option exercises	372	3,544
Purchase of restricted stock from employees	(229)	(71)
Payments on short and long-term debt	(236)	(179)

Net cash (used in) provided by financing activities	(3,546)	19,619

Effect of exchange rate changes on cash and cash equivalents	(756)	2,455

Net increase (decrease) in cash and cash equivalents	5,076	(9,775)
Cash and cash equivalents, beginning of period	39,245	44,649

Cash and cash equivalents, end of period	$44,321	$34,874

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$931	$954

Taxes	$11,655	$8,640

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total
Balances at January 1, 2008	$26	$444,075	$(288,587)	$44,946	$(345)	$200,115
Net income	—	—	6,011	—	—	6,011
Other comprehensive loss, translation adjustments	—	—	—	(5,233)	—	(5,233)
Purchase of treasury stock	—	—	—	—	(5,771)	(5,771)
Issuance of shares for 401(k) plan	—	(176)	—	—	1,156	980
Issuance of shares from exercise of stock options	—	372	—	—	—	372
Issuance of shares for employee stock purchase plans	—	1,371	—	—	—	1,371
Purchase of restricted stock from employees	—	—	—	—	(229)	(229)
Stock-based compensation	—	3,908	—	—	—	3,908

Balances at September 30, 2008	$26	$449,550	$(282,576)	$39,713	$(5,189)	$201,524

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

For the nine months ended September 30, 2007, borrowings and repayments under the Company’s credit facility as reported within the financing section of the condensed consolidated statement of cash flows incorrectly included both movements of the Company’s cash into and out of its lockbox account as well as actual borrowings and repayments under the Company’s credit facility. Actual borrowings and repayments under the Company’s credit facility during the nine months ended September 30, 2007 were $198,437 and $183,260, respectively. The Company has adjusted previously reported amounts to exclude the cash movements associated with its lockbox account as such amounts do not represent actual borrowings or repayments under its credit facility. The original classification had no impact on the amount of net borrowings reported within the financing section of the condensed consolidated statement of cash flows because the movements of the Company’s cash into and out of the credit facility were equal and offsetting. See Note 15, “Financial Instruments” for information on the Company’s credit facility. The following table presents the effect of the above on the previously reported condensed consolidated statement of cash flows for the nine months ended September 30, 2007.

	Nine Months Ended September 30, 2007
	As Reported	As Adjusted
Borrowings under credit facility	$363,081	$198,437
Repayments under credit facility	(347,904)	(183,260)

Net borrowings under credit facility	$15,177	$15,177

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions between and among the Company and its subsidiaries have been eliminated in consolidation.

NOTE 2 – DESCRIPTION OF BUSINESS

The Company provides professional contract consultants, permanent recruitment services and a range of talent management services to businesses operating in a wide variety of industries. The Company is organized into three reportable segments—Hudson Americas, Hudson Europe, and Hudson Asia Pacific (collectively, the “Hudson regional businesses”), which constituted approximately 16%, 46%, and 38%, respectively, of the Company’s gross margin for the nine months ended September 30, 2008.

Hudson Americas operates from thirty-five offices in two countries, with 96% of its gross margin generated in the United States (“U.S.”) during the nine months ended September 30, 2008. Hudson Europe operates from forty-six offices in seventeen countries, with 45% of its gross margin generated in the United Kingdom (“U.K.”) during the nine months ended September 30, 2008. Hudson Asia Pacific operates from twenty-one offices in six countries, with 64% of its gross margin generated in Australia during the nine months ended September 30, 2008.

With respect to contract personnel, Hudson focuses on providing its clients with candidates who have specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a contract assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50 and $150 annually and possessing the professional skills and/or profiles required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company does not currently expect the adoption of FSP EITF 03-6-1 to have a material impact on its results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 will be effective November 15, 2008. The Company does not currently expect the adoption of SFAS No. 162 to have a material impact on its results of operations or financial condition.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP FAS 142-3.

In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) the effect of derivative instruments and related hedged items on a company’s financial position. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not currently expect the adoption of SFAS No. 161 to have a material impact on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The Company adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material impact on its results of operations or financial condition as the Company did not elect to apply the option to measure any of its financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on the Company’s results of operations or financial position. The Company does not currently expect the adoption of FSP No. 157-2 for nonfinancial assets and nonfinancial liabilities to have a material impact on its results of operations or financial condition.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing the Company’s net (loss) income from continuing operations by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net (loss) income from continuing operations by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For periods in which losses are presented, namely the three months ended September 30, 2008, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential dilutive common shares were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the nine months ended September 30, 2008, 1,639,000 of outstanding stock options were excluded from the diluted earnings per share calculation because the options’ exercise prices were greater than the average share price for the period.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as interpreted by Securities Exchange Commission (“SEC”) Staff Accounting Bulletins No. 107 and No. 110. Under SFAS No. 123(R), stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.

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

Stock Options

Stock options granted under the LTIP generally expire ten years after the date of grant. Stock options granted under the LTIP have an exercise price of at least 100% of the fair market value of the underlying stock and generally vest ratably over a four year period.

For the nine months ended September 30, 2008 and 2007, the Company recognized $1,389 and $3,068, respectively, of stock-based compensation related to stock options. For the three months ended September 30, 2008 and 2007, the Company recognized $488 and $1,120, respectively, of stock-based compensation related to stock options.

As of September 30, 2008, the Company had $1,523 of total unrecognized stock-based compensation related to outstanding nonvested stock options. The Company expects to recognize that cost over a weighted average service period of approximately two years.

The weighted average fair value of stock options granted during the nine months ended September 30, 2007 was $10.77. There were no options granted during the nine months ended September 30, 2008.

Restricted Stock

Shares of restricted stock are valued at the closing market value of the Company’s common stock on the date of grant. During the nine months ended September 30, 2008, the Company granted 323,180 shares of restricted stock to various employees. Of the 323,180 shares granted, (i) 228,980 vest over a one year period (with 50% vested on July 1, 2008 and the remaining 50% vesting on February 13, 2009), (ii) 55,000 shares vest ratably over a four year period, (iii) 20,000 shares vest ratably over a three year period, (iv) 15,600 vest over a three year period (with 50% vested on July 1, 2008 and the remaining 50% vesting ratably over a three year period beginning May 12, 2008) and (v) 3,600 shares vested immediately.

For the nine months ended September 30, 2008 and 2007, the Company recognized $1,932 and $713, respectively, of stock-based compensation related to restricted stock. For the three months ended September 30, 2008 and 2007, the Company recognized $361 and $234, respectively, of stock-based compensation related to restricted stock.

As of September 30, 2008, the Company had $1,152 of total unrecognized stock-based compensation related to outstanding nonvested restricted stock. That cost is expected to be recognized over a weighted average service period of 1.44 years.

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

For the nine months ended September 30, 2008 and 2007, the Company recognized $587 and $521, respectively, of stock-based compensation related to shares purchased under the ESPP. For the three months ended September 30, 2008 and 2007, the Company recognized $139 and $140, respectively, of stock-based compensation related to shares purchased under the ESPP. As of September 30, 2008, the Company had 223,258 shares reserved for purchase under the ESPP.

NOTE 6 – DISCONTINUED OPERATIONS

Effective May 1, 2008, the Company completed the sale of substantially all of the assets of Balance Public Management B.V. (“BPM”), a division of Balance Ervaring op Projectbasis, B.V. (“Balance”), a subsidiary of the Company, to KH Health Care B.V. (“KHHC”). At the closing of the sale, the Company received €4,250, or $6,628, in cash from KHHC. The Company recorded a gain on the sale of BPM of $2,751, which included $243 of foreign currency translation gains, net of $3,737 of goodwill allocated to the business.

On February 4, 2008, the Company completed the sale of substantially all of the assets of Hudson Americas’ energy, engineering and technical staffing division (“ETS”) to System One Holdings LLC (“System One”). At the close of the sale, the Company received from System One, pursuant to the agreement (i) $10,988 in cash, subject to a post-closing net working capital adjustment, (ii) a subordinated secured note in the aggregate principal amount of $5,000 with a five year maturity and (iii) a warrant to purchase 10% of the units of membership interests in System One. Upon the resolution of certain tax withholdings, the Company had the right to receive an additional $600 that was deposited by System One into an escrow account. Of this amount, $119 was released from escrow during the three months ended June 30, 2008. The balance of $481 was released from escrow during the three months ended September 30, 2008. During June 2008, the post-closing net working capital adjustment was finalized which resulted in a $372 payment to System One. The Company retained approximately $3,600 of receivables of the business, all of which were collected as of April 30, 2008. The Company also retained $1,153 of workers’ compensation liabilities. The Company recorded a loss on the sale of ETS of $638, net of approximately $873 of direct costs of the transaction and $6,944 of goodwill allocated to the business.

On December 14, 2007, the Company completed the sale of all of the outstanding shares of its Netherlands reintegration subsidiary, Hudson Human Capital Solutions B.V. (“HHCS”) to Workx! Holding B.V (“Workx”). At the closing of the HHCS sale, the Company received €500 in cash. The share purchase agreement entered into in connection with the HHCS sale provides for contingent payments to the Company of up to €200, subject to the achievement by HHCS of certain earnings before interest, income taxes, other non-operating expense, and depreciation and amortization (“EBITDA”) targets in 2008 and 2009. The gain before income taxes on the sale of HHCS was $4,921, which included approximately $7,354 of accumulated foreign currency translation gains previously included in other comprehensive income and now reclassified in accordance with SFAS No. 52, “Foreign Currency Translation” as a result of the sale of the entity, offset by severance and professional fees of approximately $2,478.

Effective October 29, 2007, certain of the Company’s subsidiaries completed the sale of Hudson Asia Pacific’s Australian trade and industrial business (“T&I”) to Skilled Group Limited. The Company recorded a gain on the sale of T&I of $1,877 from cash proceeds of approximately $3,000 in the fourth quarter of 2007. During the quarter ended September 30, 2008, the Company recorded an additional tax benefit relating to deductible items included in the gain on the sale upon filing of the tax return.

Effective October 1, 2006, the Company completed the sale of its Highland Partners executive search business (“Highland”) to Heidrick & Struggles International, Inc. (“Heidrick”). The Company recorded an initial gain of $20,358 on the sale of Highland from cash proceeds of $36,600, less post-closing net working capital adjustments, $9,550 paid to certain partners of Highland in consideration for providing assistance in completing the sale of Highland, entering into employment agreements with Heidrick and providing the Company with a general release from liability, and other direct costs of the transaction. Heidrick also assumed certain on-going liabilities and obligations of Highland. In April 2008, as a result of Highland achieving certain revenue metrics in 2007, the Company received an additional earn-out payment of $3,375. The additional earn-out payment was reflected within discontinued operations as a gain on sale during the second quarter of 2008. The Company may receive up to an additional $11,625 from Heidrick in 2009, subject to the achievement by Highland of certain future revenue metrics in 2008. Under the purchase agreement, Heidrick is required to provide the Company with a notice stating the amount of any such contingent payment thirty days after Heidrick’s public release of its consolidated results of operations, or approximately at the end of March 2009. The Company will determine the future amounts to be received under the Heidrick purchase agreement at that time. During the three and nine months ended September 30, 2008, the Company recorded a tax benefit of $504 and $1,430, respectively, relating to a tax loss utilization in connection with the sale of Highland. In March 2008, the Company received notification of an employee-related ruling requiring the Company to pay approximately $698 to a former Highland employee. The Company accrued the related liability as of March 31, 2008.

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

NOTE 6 – DISCONTINUED OPERATIONS (Continued)

Reported results for the discontinued operations by period were as follows:

	For The Three Months Ended September 30, 2008
	Highland	T&I	HHCS	ETS	BPM	Total
Revenue	$—	$—	$—	$—	$—	$—

Gross margin	$—	$—	$—	$—	$—	$—

Depreciation and amortization	$—	$—	$—	$—	$—	$—

Operating loss	$(113)	$—	$—	$(8)	$—	$(121)
Other expense	(34)	(136)	—	—	(3)	(173)
Gain (loss) on sale	—	—	—	33	(12)	21
(Benefit) provision for income taxes (a)	(504)	(202)	—	—	4	(702)

Income (loss) from discontinued operations	$357	$66	$—	$25	$(19)	$429

	For The Nine Months Ended September 30, 2008
	Highland	T&I	HHCS	ETS	BPM	Total
Revenue	$—	$—	$—	$12,956	$2,827	$15,783

Gross margin	$—	$—	$—	$568	$816	$1,384

Depreciation and amortization	$—	$—	$—	$112	$6	$118

Operating (loss) income	$(633)	$—	$—	$(1,522)	$240	$(1,915)
Other expense	(39)	(136)	—	—	(2)	(177)
Gain (loss) on sale	3,375	—	—	(638)	2,751	5,488
Benefit from income taxes (a)	(1,430)	(202)	—	—	(125)	(1,757)

Income (loss) from discontinued operations	$4,133	$66	$—	$(2,160)	$3,114	$5,153

	For The Three Months Ended September 30, 2007
	Highland	T&I	HHCS	ETS	BPM	Total
Revenue	$—	$10,798	$3,644	$35,739	$1,563	$51,744

Gross margin	$—	$1,375	$1,623	$4,537	$555	$8,090

Depreciation and amortization	$—	$(6)	$79	$20	$3	$96

Operating income	$261	$312	$49	$599	$148	$1,369
Other expense	(764)	—	(1)	(3)	—	(768)
(Benefit) provision for income taxes (a)	(8)	94	—	—	(112)	(26)

(Loss) income from discontinued operations	$(495)	$218	$48	$596	$260	$627

	For The Nine Months Ended September 30, 2007
	Highland	T&I	HHCS	ETS	BPM	Total
Revenue	$—	$31,720	$10,762	$107,781	$4,381	$154,644

Gross margin	$—	$3,869	$4,917	$14,285	$1,468	$24,539

Depreciation and amortization	$—	$1	$242	$62	$10	$315

Operating income	$224	$1,168	$243	$2,351	$488	$4,474
Other (expense) income	(956)	—	4	(7)	—	(959)
Provision (benefit) for income taxes (a)	2	351	—	—	(233)	120

(Loss) income from discontinued operations	$(734)	$817	$247	$2,344	$721	$3,395

(a)	Income tax expense is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% due to differences in the foreign statutory tax rates, as well as the ability to offset certain net operating losses (“NOLs”) against taxable profits.

NOTE 7 – REVENUE, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	For The Three Months Ended September 30, 2008			For The Three Months Ended September 30, 2007
	Contracting	Other	Total	Contracting	Other	Total
Revenue	$191,320	$80,105	$271,425	$207,730	$92,621	$300,351
Direct costs (1)	152,262	4,313	156,575	163,495	7,429	170,924

Gross margin	$39,058	$75,792	$114,850	$44,235	$85,192	$129,427

	For The Nine Months Ended September 30, 2008			For The Nine Months Ended September 30, 2007
	Contracting	Other	Total	Contracting	Other	Total
Revenue	$602,497	$270,356	$872,853	$608,495	$275,716	$884,211
Direct costs (1)	478,028	17,150	495,178	484,548	23,202	507,750

Gross margin	$124,469	$253,206	$377,675	$123,947	$252,514	$376,461

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent recruitment and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of contracting and permanent recruitments, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2008 and December 31, 2007, property and equipment, net consisted of the following:

	September 30, 2008	December 31, 2007
Computer equipment	$27,049	$27,367
Furniture and fixtures	19,255	20,360
Capitalized software costs	30,069	29,208
Leasehold and building improvements	25,147	23,754
Transportation equipment	211	211

	101,731	100,900
Less: accumulated depreciation and amortization	74,141	71,430

Property and equipment, net	$27,590	$29,470

NOTE 9 – GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill, by reporting segment, for the nine months ended September 30, 2008, were as follows:

	December 31, 2007	Additions and Adjustments	Currency Translation	September 30, 2008
Hudson Americas	$43,982	$(5,826)	$—	$38,156
Hudson Europe	24,222	(3,104)	234	21,352
Hudson Asia Pacific	5,240	1,113	414	6,767

Total goodwill	$73,444	$(7,817)	$648	$66,275

Changes in the carrying amount of goodwill during the nine months ended September 30, 2008 primarily related to the sale of ETS ($6,944) and the sale of BPM ($3,737), offset by goodwill from acquisitions and additional purchase price payments related to historical acquisitions as more fully described in Note 11 “Business Combinations – Acquisitions”.

NOTE 9 – GOODWILL AND OTHER INTANGIBLES (Continued)

As of September 30, 2008 and December 31, 2007, other intangibles, net consisted of the following:

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Client lists	$9,455	$(7,751)	$1,704	$9,237	$(6,950)	$2,287
Other amortizable intangibles	5,374	(3,236)	2,138	4,985	(2,481)	2,504

Total other intangibles, net	$14,829	$(10,987)	$3,842	$14,222	$(9,431)	$4,791

Amortization expense for the nine months ended September 30, 2008 and 2007 was $1,661 and $1,343, respectively.

NOTE 10 – INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2008 was $8,724 on pre-tax income of $9,582, compared with a provision of $12,245 on pre-tax income of $11,866 for the same period of 2007. The effective tax rate for the nine months ended September 30, 2008 was 91.0% as compared to 103.2% for the same period of 2007. In the current period, the effective tax rate differs from the U.S. federal statutory rate of 35% largely due to the inability to recognize tax benefits on net U.S. losses. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

As of September 30, 2008 and December 31, 2007, the Company had $7,741 and $6,890, respectively, of uncertain tax positions, which if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations during the next year are estimated to be approximately $800 to $1,200, not including any potential new additions.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company’s condensed consolidated statements of operations and totaled $297 and $513, respectively, for the nine months ended September 30, 2008 and 2007. Accrued interest and penalties were $2,248 as of September 30, 2008.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years that had NOLs would remain open until the expiration of the statute of limitations of the future tax years those NOLs would be utilized. Not withstanding the above, the open tax years are 2003 through 2007 for the U.S. federal, state and local jurisdictions, 2000 through 2007 for the U.K., 2000 through 2007 for Australia and 2000 through 2007 for most other jurisdictions. Currently, the Company’s income tax filings are not under examination in any federal or state jurisdictions in the U.S. The Company has been notified that its 2007 income tax filing in China will be reviewed. In October 2008, the Company was also notified that its 2004 through 2006 franchise tax filings for one of its U.S. entities in Texas will be audited.

NOTE 11 – BUSINESS COMBINATIONS – ACQUISITIONS

In April 2008, the Company completed the acquisition of certain business assets of Propensity, Ltd., a professional services firm based in Texas specializing in accounting and finance services and providing both contract and permanent placement services. The purchase agreement provided for a payment at closing of $1,200, plus transactions costs. The purchase agreement also provides for contingent payouts to the seller of up to a maximum of $3,800 over the next three years, based upon the achievement of future minimum annual and cumulative earnings thresholds. In addition, the Company loaned the seller $600 to be repaid to the Company in annual installments of principal and interest over a five year period. The loan bears interest at an annual rate of 6% and is secured by any potential contingent payouts due the seller. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net identifiable assets acquired (non-compete agreement valued at $400, which is being amortized over four years, customer relationships valued at $50, which are being amortized over five years and the Propensity trade name valued at $20, which is being amortized over nine months). The excess purchase price of $1,097 is allocated to goodwill, which is non-deductible for tax purposes.

In February 2008, the Company completed the acquisition of a majority of the assets of Executive Coread SARL, a talent management and recruitment company in France. The purchase agreement provided for a payment at closing of €300, or $454, plus transactions costs and additional contingent payments up to €300, or approximately $475, based on earnings thresholds in 2008 and 2009. Through September 30, 2008, the Company estimated and accrued a contingent payment of approximately $148.

In February 2007, the Company entered into a purchase agreement to acquire the business assets of Tong Zhi (Beijing) Consulting Service Ltd. and Guangzhou Dong Li Consulting Service Ltd. (collectively, “TKA”) for an initial investment of $1,000. In May 2007, the Company completed the acquisition of TKA for additional consideration of $4,000, consisting of $2,800 paid in cash at or shortly after the acquisition, $500 held in escrow to be payable within 90 days of the third anniversary of the acquisition date and $700 in notes with an interest rate of 6.18% paid in November 2007. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net identifiable assets acquired ($45 in assets, $525 for non-contractual client relationships and other current liabilities of $596). The excess purchase price of $5,026 is allocated to goodwill, which is non-deductible for tax purposes. The purchase agreement also provides for contingent payouts to the sellers of up to a maximum of $8,500 over the next three years, based upon the achievement of future minimum annual and cumulative earnings thresholds. Of this amount, $1,113 was earned during the first year of the contingent payout period and was accrued and recorded as goodwill as of June 30, 2008. This amount, which represents additional purchase price, was paid in July 2008. TKA is an information technology recruitment business serving multinational clients in China, and its results have been included in the Hudson Asia Pacific segment since the acquisition.

In April 2008, the Company made the final contingent payment of €3,500, or $5,008, related to the Hudson Europe segment’s August 2005 acquisition of Balance, a professional contract staffing firm in the Netherlands. This amount was accrued for as of December 31, 2007.

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

NOTE 12 – BUSINESS REORGANIZATION EXPENSES

On March 5, 2008, the Company’s Board of Directors approved a plan to streamline the Company’s support operations in each of the Hudson regional businesses to match its focus on specialization. The program includes costs for actions to reduce support functions to match them to the scale of businesses after divestitures, exit underutilized properties and eliminate contracts for certain discontinued services. These costs can be defined as lease termination payments, employee termination benefits and contract cancellation costs. The Company is taking these actions to help reduce costs and increase the sustainable, long-term profitability of the Company. The Company initially estimated that the pre-tax cost of the program would be between $5,000 and $7,000 for the year ending December 31, 2008. On October 27, 2008, the Company’s Board of Directors approved an increase to the cost of the program to $12,000 for additional actions similar to those already approved. For the nine months ended September 30, 2008, the Company incurred $5,597 of business reorganization expenses under this plan. The Company expects the remaining business reorganization expenses to primarily be incurred by Hudson Europe, Hudson Asia Pacific and certain corporate functions. The Company expects to substantially complete the program by the end of 2008 with some actions possibly requiring completion during the first quarter of 2009.

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

In the following tables, amounts in the “Changes in Estimate” and “Additional Charges” columns represent modifications to amounts charged or recovered for business reorganization expenses in the Company’s condensed consolidated statements of operations. Amounts in the “Utilization” column are primarily the cash payments associated with the plans. Changes in the accrued business reorganization expenses for the nine months ended September 30, 2008 were as follows:

2008 Plan	December 31, 2007	Changes in Estimate	Additional Charges	Utilization	September 30, 2008
Lease termination payments	$—	$—	$1,078	$(184)	$894
Employee termination benefits	—	—	4,032	(2,836)	1,196
Contract cancellation costs	—	—	487	(317)	170

Total	$—	$—	$5,597	$(3,337)	$2,260

2006 Plan	December 31, 2007	Changes in Estimate	Additional Charges	Utilization	September 30, 2008
Lease termination payments	$2,118	$(32)	$—	$(1,042)	$1,044
Employee termination benefits	30	—	—	(30)	—
Contract cancellation costs	42	—	—	(40)	2

Total	$2,190	$(32)	$—	$(1,112)	$1,046

2002 Plan	December 31, 2007	Changes in Estimate	Additional Charges	Utilization	September 30, 2008
Lease termination payments	$3,907	$(203)	$—	$(1,350)	$2,354
Employee termination benefits	40	(41)	—	1	—
Contract cancellation costs	42	—	—	(5)	37

Total	$3,989	$(244)	$—	$(1,354)	$2,391

Grand total	$6,179	$(276)	$5,597	$(5,803)	$5,697

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

The Company is subject to various claims from lawsuits, taxing authorities and other complaints arising in the ordinary course of business. The Company routinely monitors claims such as these, and records provisions for losses when the claim becomes probable and the amount due is estimable. Although the outcome of these claims cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. As of September 30, 2008 and December 31, 2007, $2,944 and $1,520, respectively, of asset retirement obligations were included in the condensed consolidated balance sheets. As of September 30, 2008, $1,191 of the asset retirement obligations was included in other non-current liabilities with the remainder in accrued expenses and other current liabilities.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2008, the Company issued 140,051 shares of its common stock held in treasury to satisfy its 2007 contribution liability to its 401(k) plan, with a value of $980 for these shares at issuance. Also during the nine months ended September 30, 2008, the Company issued 3,396 shares of its common stock for an employee share purchase plan in the U.K. with a value of $1,371.

NOTE 15 – FINANCIAL INSTRUMENTS

Credit Facility

The Company’s liquidity needs arise primarily from funding working capital requirements and capital investment in information technology and facilities.

The Company has a senior secured credit facility (the “Credit Facility”) with Wells Fargo Foothill with the ability to borrow up to $75,000. The Company may, subject to certain conditions, increase the maximum Credit Facility limit up to $125,000. The maturity date of the Credit Facility is July 31, 2012. Borrowings may be made with a base rate loan having an interest rate based on the prime rate and the Leverage Ratio (as defined in the Credit Facility) or a LIBOR rate loan with an interest rate based on the LIBOR rate and the Leverage Ratio. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company, less reserves. As of September 30, 2008, there were no outstanding borrowings under the Credit Facility. As of September 30, 2008, there was $7,346 of outstanding letters of credit issued under the Credit Facility. These letters of credit have various maturity dates through 2017 and are primarily used to secure operating and capital lease financing and support the Company’s HSBC Bank (Shanghai) in China (“HSBC”) loan. Available credit for use under the Credit Facility was $67,654 as of September 30, 2008.

The Company expects to continue to use the Credit Facility, if and when required, to support its ongoing working capital requirements, capital expenditures, other corporate purposes and its letters of credit. In July 2007, the Company entered into a collateral trust agreement, which replaced a letter of credit used to support a workers’ compensation policy. The estimated collateral under the collateral trust agreement was approximately $2,900, which was provided by the Company as a deposit. On April 1, 2008, the Company received $500 for a reduction in the required collateral under the collateral trust agreement due to a reduction in workers’ compensation requirements. Accordingly, as of September 30, 2008, $2,400 was included in other long-term assets.

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

The financial covenants of the Credit Facility include a minimum quarterly EBITDA for a twelve-month period and maximum capital expenditures for each fiscal year. The minimum EBITDA covenant provides that the Company’s quarterly EBITDA for a trailing twelve-month period may not be less than $25,000. The maximum capital expenditure covenant provides that the Company’s capital expenditures in each fiscal year may not exceed $18,000. The borrowing base is determined under the Credit Facility as an agreed percentage of eligible accounts receivable, less reserves. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities, including future acquisitions. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2008 and December 31, 2007.

In January 2008, the Company entered into a loan agreement with HSBC and borrowed $964 for working capital purposes and the TKA acquisition. The loan matured on September 30, 2008. However, as banks in China were closed for a national holiday during the week of September 29, 2008, the Company was unable to repay this loan upon maturity. The Company repaid the loan plus accrued interest when banks reopened on October 6, 2008. As of September 30, 2008, there was $955 of outstanding borrowings under the HSBC loan. In October 2008, the Company entered into an overdraft facility with HSBC with the ability to borrow up to $1,000. This overdraft facility expires on September 30, 2009 and can be used for working capital purposes. The overdraft facility is secured by a letter of credit under the Company’s Credit Facility. Interest on borrowings under the overdraft facility will be based on the People’s Republic of China’s six month rate, plus 10% of that rate.

NOTE 15 – FINANCIAL INSTRUMENTS (Continued)

Shelf Registration Statement Filing

The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of September 30, 2008, all of the 1,350,000 shares were available for issuance.

Forward Contracts

The Company periodically may enter into short-term forward contracts to minimize the exposure to foreign exchange rate risk related to inter-company loan balances denominated in currencies other than the functional currency. The Company does not apply hedge accounting and, accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are included in other income (expense) in the condensed consolidated statements of operations. At September 30, 2008, there were no outstanding foreign currency forward contracts.

NOTE 16 – COMPREHENSIVE INCOME

An analysis of the Company’s comprehensive (loss) income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(309)	$3,579	$6,011	$3,016
Other comprehensive (loss) income—translation adjustments	(10,573)	3,509	(5,233)	7,259

Total comprehensive (loss) income	$(10,882)	$7,088	$778	$10,275

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

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Three Months Ended September 30, 2008
Revenue	$66,485	$99,124	$105,816	$—	$271,425

Gross margin	$17,967	$50,520	$46,363	$—	$114,850

Business reorganization expenses	$136	$788	$2,007	$—	$2,931

EBITDA (loss) (a)	$1,465	$2,435	$5,172	$(6,005)	$3,067
Depreciation and amortization	1,175	1,495	1,223	53	3,946

Operating income (loss)	290	940	3,949	(6,058)	(879)
Interest and other income, net	186	437	182	93	898

Income (loss) before provision for income taxes	$476	$1,377	$4,131	$(5,965)	$19

As of September 30, 2008
Accounts receivable, net	$44,119	$82,620	$50,272	$—	$177,011

Long-lived assets, net of accumulated depreciation and amortization (b)	$45,804	$33,951	$15,124	$2,828	$97,707

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Three Months Ended September 30, 2007
Revenue	$75,667	$115,006	$109,678	$—	$300,351

Gross margin	$23,178	$58,393	$47,856	$—	$129,427

Business reorganization (recoveries) expenses	$(63)	$(2)	$(12)	$21	$(56)

Acquisition-related expenses	$—	$311	$—	$—	$311

EBITDA (loss) (a)	$1,428	$5,744	$10,002	$(6,028)	$11,146
Depreciation and amortization	998	1,471	1,023	48	3,540

Operating income (loss)	430	4,273	8,979	(6,076)	7,606
Interest and other (expense) income, net	(14)	613	382	(26)	955

Income (loss) before provision for income taxes	$416	$4,886	$9,361	$(6,102)	$8,561

As of September 30, 2007
Accounts receivable, net	$53,429	$101,849	$56,007	$—	$211,285

Long-lived assets, net of accumulated depreciation and amortization (b)	$53,435	$33,296	$13,170	$3,393	$103,294

NOTE 17 – SEGMENT AND GEOGRAPHIC DATA (continued)

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Nine Months Ended September 30, 2008
Revenue	$221,254	$327,295	$324,304	$—	$872,853

Gross margin	$60,901	$173,537	$143,237	$—	$377,675

Business reorganization expenses	$1,826	$1,393	$2,102	$—	$5,321

EBITDA (loss) (a)	$2,718	$17,599	$19,019	$(21,145)	$18,191
Depreciation and amortization	3,518	4,467	3,231	159	11,375

Operating (loss) income	(800)	13,132	15,788	(21,304)	6,816
Interest and other income (expense), net	471	1,390	1,150	(245)	2,766

(Loss) income before provision for income taxes	$(329)	$14,522	$16,938	$(21,549)	$9,582

As of September 30, 2008
Accounts receivable, net	$44,119	$82,620	$50,272	$—	$177,011

Long-lived assets, net of accumulated depreciation and amortization (b)	$45,804	$33,951	$15,124	$2,828	$97,707

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Nine Months Ended September 30, 2007
Revenue	$223,044	$352,823	$308,344	$—	$884,211

Gross margin	$66,461	$177,697	$132,303	$—	$376,461

Business reorganization expenses	$659	$2,438	$19	$1,522	$4,638

Acquisition-related expenses	$3,551	$911	$—	$—	$4,462

EBITDA (loss) (a)	$(5,479)	$19,891	$24,673	$(20,327)	$18,758
Depreciation and amortization	3,285	4,668	2,900	229	11,082

Operating (loss) income	(8,764)	15,223	21,773	(20,556)	7,676
Interest and other (expense) income, net	(94)	3,768	624	(108)	4,190

(Loss) income before provision for income taxes	$(8,858)	$18,991	$22,397	$(20,664)	$11,866

As of September 30, 2007
Accounts receivable, net	$53,429	$101,849	$56,007	$—	$211,285

Long-lived assets, net of accumulated depreciation and amortization (b)	$53,435	$33,296	$13,170	$3,393	$103,294

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
For The Three Months Ended September 30, 2008
Revenue	$65,743	$77,347	$60,126	$38,998	$28,470	$741	$271,425
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$48,587	$4,687	$5,827	$28,123	$10,437	$46	$97,707
For The Three Months Ended September 30, 2007
Revenue	$74,644	$77,746	$83,222	$31,784	$31,932	$1,023	$300,351
Long-lived assets, net of accumulated depreciation and amortization (b)(c)	$56,804	$5,138	$5,261	$28,033	$8,032	$26	$103,294
For The Nine Months Ended September 30, 2008
Revenue	$218,469	$235,361	$200,082	$127,213	$88,944	$2,784	$872,853
For The Nine Months Ended September 30, 2007
Revenue	$219,639	$221,906	$250,148	$102,675	$86,438	$3,405	$884,211

(a)	EBITDA is presented to provide additional information about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.
(b)	Comprised of property and equipment, net, goodwill and other intangibles, net.

NOTE 18 – STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $15,000 of the Company’s common stock. The Company intends to make purchases from time to time as market conditions warrant. Through September 30, 2008, the Company had repurchased 754,673 shares for a total cost of approximately $5,800.

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

Overview

Hudson Highland Group, Inc. (“Hudson” or the “Company” or “we”, “us” and “our”) is one of the world’s largest specialized professional staffing and talent management solutions providers. The Company provides professional staffing services on a permanent and contract consulting basis and a range of talent management services to businesses operating in many industries. The Company helps its clients in recruiting and developing employees for professional-level functional and managerial positions. We are organized into three reportable segments—Hudson Americas, Hudson Europe, and Hudson Asia Pacific (collectively, the “Hudson regional businesses”), which constituted approximately 16%, 46%, and 38% of the Company’s gross margin, respectively, for the nine months ended September 30, 2008. Hudson Americas, Hudson Europe, and Hudson Asia Pacific generated approximately 16%, 44%, and 40% of the Company’s gross margin, respectively, for the three months ended September 30, 2008.

Hudson Americas operates from thirty-five offices in two countries, with 96% of its gross margin generated in the United States (“U.S.”) during the nine months ended September 30, 2008. Hudson Europe operates from forty-six offices in seventeen countries, with 45% of its gross margin generated in the United Kingdom (“U.K.”) during the nine months ended September 30, 2008. Hudson Asia Pacific operates from twenty-one offices in six countries, with 64% of its gross margin generated in Australia during the nine months ended September 30, 2008.

The Hudson regional businesses provide professional contract consultants and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing its clients with candidates who have specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a contract assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

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

During the third quarter of 2008, significant displacement occurred in the world financial markets resulting in a decline in general capital availability and a downturn in the world economy. These macroeconomic conditions had a negative impact on our business during the third quarter of 2008, particularly in the U.S., U.K. and Australia. Generally, the Company is exposed to economic cycles in our major markets. In periods of contraction, employers frequently reduce their labor force rather than increase it, which negatively affects permanent recruitment. Even without contraction, slow growth and uncertainty tend to deter employment growth because employers, uncertain of the future, will typically not increase their work force nor even fill vacancies arising from attrition. They also sometimes delay hiring employees until recoveries are well underway. For temporary contracting, employers initially tend to eliminate all non-essential projects during economic contraction, resulting in less contracting opportunities. As a recovery takes hold, we believe employers will tend to use contractors first due to the uncertainty of the durability of the recovery. The Company monitors external conditions to react as quickly as possible to economic cycles in a manner that protects the health of the business.

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

In April 2008, we acquired certain business assets of Propensity, Ltd. (“Propensity”), a professional services firm based in Texas specializing in accounting and finance services and providing both contract and permanent placement services.

In February 2008, we completed the acquisition of the majority of the assets of Executive Coread SARL (“Coread”), a talent management and recruitment company in France.

In May 2007, we acquired the business assets of Tong Zhi (Beijing) Consulting Service Ltd. and Guangzhou Dong Li Consulting Service Ltd. (collectively, “TKA”), an information technology recruiting business, which has operations located in three major cities in China.

We expect to continue our review of opportunities to expand our operations in specialized professional recruitment.

In the last two years, we completed the sale of eight non-core businesses to improve our strategic focus:

•	Hudson’s public management division (“BPM”) of Balance Ervaring op Projectbasis, B.V. (“Balance”) in May 2008 (2007 revenue of $6 million).

•	Hudson Americas’ energy, engineering and technical staffing division (“ETS”) in February 2008 (2007 revenue of $146 million).

•	The Netherlands’ reintegration business (“HHCS”) in December 2007 (2006 revenue of $19 million).

•	Australia’s trade and industrial business (“T&I”) in October 2007 (2006 revenue of $44 million).

•	Alder Novo, a company that we acquired in 2006 and subsequently determined was not performing at the level originally expected, in April 2007.

•	U.K. office support business in January 2007 (2006 revenue of $10 million).

•	Highland Partners, our former executive search segment (“Highland”), in October 2006 (2005 revenue of $63 million).

•	Scottish industrial trade business in September 2006 (2005 revenue of $12 million).

We strive to improve profitability at lower margin businesses primarily in the U.K. and Australia through price negotiations and a more efficient delivery of services. We periodically elect to exit certain of these business arrangements. We expect to have a continual focus on improving profitability of client contracts.

On March 5, 2008, our Board of Directors approved a plan to streamline our support operations in each of the Hudson regional businesses to match our focus on specialization. These costs are principally employee termination benefits, lease termination payments and contract cancellation costs. We are taking these actions to help reduce our costs and increase our sustainable, long-term profitability. We initially estimated that the pre-tax cost of the program would be between $5 million to $7 million for the year ending December 31, 2008. On October 27, 2008, our Board of Directors approved an increase to the cost of the program to $12 million for additional actions similar to those already approved. The program includes costs for actions to reduce support functions to match them to the scale of businesses after divestitures ($6.5 million to $9 million), exit underutilized properties ($1 million to $2 million) and eliminate contracts for certain discontinued services ($0.5 million to $1 million). For the nine months ended September 30, 2008, we incurred $5.6 million of business reorganization expenses under this plan. We expect to substantially complete the program by the end of 2008 with some actions possibly requiring completion during the first quarter of 2009.

The future cash expenditures for the actions described above are anticipated to be paid out primarily over the following six to twelve months and are approximately equal to the estimated costs.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth the Company’s revenue, gross margin, operating income (loss), net (loss) income from continuing operations, net (loss) income, contracting revenue, direct costs of contracting revenue, contracting gross margin and gross margin as a percent of revenue for the three months ended September 30, 2008 and 2007 (dollars in thousands). See Note 17 to the condensed consolidated financial statements for EBITDA segment and reconciliation information.

	Three Months Ended September 30,
	2008	2007
Revenue:
Hudson Americas	$66,485	$75,667
Hudson Europe	99,124	115,006
Hudson Asia Pacific	105,816	109,678

Total	$271,425	$300,351

Gross margin:
Hudson Americas	$17,967	$23,178
Hudson Europe	50,520	58,393
Hudson Asia Pacific	46,363	47,856

Total	$114,850	$129,427

Operating income (loss):
Hudson Americas	$290	$430
Hudson Europe	940	4,273
Hudson Asia Pacific	3,949	8,979
Corporate expenses	(6,058)	(6,076)

Total	$(879)	$7,606

Net (loss) income from continuing operations	$(738)	$2,952

Net (loss) income	$(309)	$3,579

Contracting Data (a):
Contracting revenue:
Hudson Americas	$63,134	$70,045
Hudson Europe	58,084	65,059
Hudson Asia Pacific	70,102	72,626

Total	$191,320	$207,730

Direct costs of temporary contracting:
Hudson Americas	$48,369	$52,088
Hudson Europe	46,121	52,061
Hudson Asia Pacific	57,772	59,346

Total	$152,262	$163,495

Contracting gross margin:
Hudson Americas	$14,765	$17,957
Hudson Europe	11,963	12,998
Hudson Asia Pacific	12,330	13,280

Total	$39,058	$44,235

Gross margin as a percent of revenue:
Hudson Americas	27.0%	30.6%
Hudson Europe	51.0%	50.8%
Hudson Asia Pacific	43.8%	43.6%

(a)	Contracting revenues are a component of our revenue. Contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Contracting gross margin is derived by deducting the direct costs of contracting from contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Constant Currency

The Company defines the term “constant currency” to mean that financial data for a period are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in revenues, direct costs, gross margin, selling, general and administrative expenses and operating (loss) income include the effect of changes in foreign currency exchange rates. Variance analysis usually describes period-to-period variances that are calculated using constant currency as a percentage. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends.

The Company believes that these calculations are a useful measure, indicating the actual change in operations. Earnings from subsidiaries are, at times, repatriated to the U.S., and there are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition. The table below summarizes the impact of foreign exchange adjustments on our operating results for the three months ended September 30, 2008 (dollars in thousands).

	Three Months Ended September 30,
	2008			2007
	As reported	Currency translation	Constant currency	As reported
Revenue:
Hudson Americas	$66,485	$(4)	$66,481	$75,667
Hudson Europe	99,124	560	99,684	115,006
Hudson Asia Pacific	105,816	(3,482)	102,334	109,678

Total	271,425	(2,926)	268,499	300,351

Direct costs:
Hudson Americas	48,518	—	48,518	52,489
Hudson Europe	48,604	1,621	50,225	56,613
Hudson Asia Pacific	59,453	(1,761)	57,692	61,822

Total	156,575	(140)	156,435	170,924

Gross margin:
Hudson Americas	17,967	(4)	17,963	23,178
Hudson Europe	50,520	(1,061)	49,459	58,393
Hudson Asia Pacific	46,363	(1,721)	44,642	47,856

Total	$114,850	$(2,786)	$112,064	$129,427

Selling, general and administrative expenses (a):
Hudson Americas	$17,558	$(5)	$17,553	$22,821
Hudson Europe	48,767	(1,073)	47,694	54,122
Hudson Asia Pacific	40,406	(1,960)	38,446	38,889
Corporate	6,057	1	6,058	6,797

Total	$112,788	$(3,037)	$109,751	$122,629

Operating (loss) income:
Hudson Americas	$290	$—	$290	$430
Hudson Europe	940	(11)	929	4,273
Hudson Asia Pacific	3,949	279	4,228	8,979
Corporate	(6,058)	—	(6,058)	(6,076)

Total	$(879)	$268	$(611)	$7,606

(a)	Selling, general and administrative expenses include acquisition-related expenses and depreciation and amortization and exclude merger and integration expenses (recoveries) of $10 and ($752), respectively, for the three months ended September 30, 2008 and 2007.

Hudson Americas

Hudson Americas’ revenue was $66.5 million for the three months ended September 30, 2008, as compared to $75.7 million for the same period of 2007, a decrease of 12.2%. Revenues decreased $6.9 million (9.9%) in contracting and $2.3 million (40.8%) in permanent recruitment services. The decrease in contracting revenue was primarily due to decreases in Information Technology ($7.5 million or 35.9%) and Financial Solutions ($3.0 million or 28.7%), partially offset by an increase in Legal Services ($3.5 million or 8.9%). The declines in Information Technology and Financial Solutions were primarily attributed to reduced client spending on projects in response to generally weaker economic conditions. The increase in Legal Services was primarily related to increased client needs on a short-term basis as well as the successful acquisition of new clients. The decline in permanent recruitment services was partially due to a decision of a specific client to bring an outsourced recruitment function in-house.

Hudson Americas’ direct costs were $48.5 million for the three months ended September 30, 2008, as compared to $52.5 million for the same period of 2007, a decrease of 7.6%. The decrease in direct costs was consistent with the decrease in Hudson Americas’ contracting revenue as noted above.

Hudson Americas’ gross margin was $18.0 million for the three months ended September 30, 2008, as compared to $23.2 million for the same period of 2007, a decrease of 22.4%. The $18.0 million of gross margin included $14.7 million and $3.3 million, respectively, of contracting and permanent recruitment gross margin. Gross margin, as a percentage of revenue, was 27.1% for the three months ended September 30, 2008, as compared to 30.6% for the same period of 2007. The decrease in gross margin resulted primarily from a $3.2 million (17.8%) and $1.9 million (37.4%) decrease in contracting and permanent recruitment gross margin, respectively. The decrease in contracting gross margin was primarily due to decreases in Financial Solutions ($1.4 million or 39.3%) and Information Technology ($2.4 million or 43.2%), partially offset by an increase in Legal Services ($0.3 million or 3.7%). The decrease in permanent recruitment gross margin resulted primarily from the decrease in permanent recruitment revenue as noted above.

Hudson Americas’ selling, general and administrative expenses were $17.6 million for the three months ended September 30, 2008, as compared to $22.8 million for the same period of 2007, a decrease of 22.8%. Selling, general and administrative expenses as a percentage of revenue decreased from 30.1% for the three months ended September 30, 2007 to 26.5% for the same period of 2008. The decrease in selling, general and administrative expenses was primarily due to decreases in sales compensation ($3.5 million), support staff salaries ($1.2 million) and occupancy expenses ($0.4 million). The decrease in sales compensation resulted primarily from an improved focus on productivity. The decrease in support staff salaries was primarily related to our reorganization program launched during the first quarter of 2008.

Hudson Americas’ EBITDA was $1.5 million for the three months ended September 30, 2008, as compared to $1.4 million for the same period of 2007, an increase of 7.1%. Hudson Americas’ EBITDA as a percentage of revenue increased from 1.8% for the three months ended September 30, 2007 to 2.3% for the same period of 2008 due to the Company’s focus on cost reduction and productivity.

Hudson Americas’ operating income was $0.3 million for the three months ended September 30, 2008, as compared to $0.4 million for the same period of 2007, a decrease of 25.0%. Hudson Americas’ operating income as a percentage of revenue was 0.5% for the three months ended September 30, 2007 and 2008.

Hudson Europe

Hudson Europe’s revenue was $99.1 million for the three months ended September 30, 2008, as compared to $115.0 million for the same period of 2007, a decrease of 13.8%. On a constant currency basis, Hudson Europe’s revenue decreased $15.3 million, or 13.3%, during the three months ended September 30, 2008, as compared to the same period of 2007. The largest decrease in revenue, as measured in constant currency, was from the U.K., in both lower contracting ($7.7 million or 14.0%) and permanent recruitment ($8.6 million or 36.5%) revenue. This decrease in revenue from the U.K. was driven primarily by reduced business activity across all of our major practices due to weaker economic conditions and continued weakness in the financial services sector. The decrease was partially offset by increases in permanent recruitment, contracting and talent management consulting services revenue in continental Europe ($3.6 million or 11.5%). Market increases, as measured in constant currency, within continental Europe included the Netherlands ($1.7 million or 17.3%), France ($1.3 million or 21.4%), and Belgium ($0.4 million or 4.0%). The increase in the Netherlands was primarily the result of continued demand in the public sector for Hudson Europe’s services. The increase in France was the result of increased practice specialization and commercial efforts as well as the successful integration of the February 2008 acquisition of Coread.

Hudson Europe’s direct costs were $48.6 million for the three months ended September 30, 2008, as compared to $56.6 million for the same period of 2007, a decrease of 14.1%. On a constant currency basis, direct costs decreased $6.4 million, or 11.3%, for the three months ended September 30, 2008, as compared to the same period of 2007. The decrease in direct costs, as measured in constant currency, was primarily the result of lower contracting costs in the U.K. ($6.2 million).

Hudson Europe’s gross margin was $50.5 million for the three months ended September 30, 2008, as compared to $58.4 million for the same period of 2007, a decrease of 13.5%. The $50.5 million of gross margin primarily included $29.0 million, $12.0 million and $9.2 million, respectively, of permanent recruitment, contracting and talent management consulting services. Gross margin, as a percentage of revenue, was 51.0% for the three months ended September 30, 2008, as compared to 50.8% for the same period of 2007. On a constant currency basis, gross margin decreased $8.9 million, or 15.2%, during the three months ended September 30, 2008, as compared to the same period of 2007. The decrease in gross margin, as measured in constant currency, resulted primarily from a decrease in the U.K. ($10.7 million or 31.0%), partially offset by an increase in France ($1.2 million or 20.3%).

Hudson Europe’s selling, general and administrative expenses were $48.8 million for the three months ended September 30, 2008, as compared to $54.1 million for the same period of 2007, a decrease of 9.8%. Selling, general and administrative expenses as a percentage of revenue increased from 47.0% for the three months ended September 30, 2007 to 49.2% for the same period of 2008. On a constant currency basis, selling, general and administrative expenses decreased $6.4 million, or 11.8%, during the three months ended September 30, 2008, as compared to the same period of 2007. The decrease in selling, general and administrative expenses, as measured in constant currency, was driven primarily by lower sales staff compensation ($5.0 million) in the U.K. resulting from reductions in staff and reduced commissions due to the declines in revenue, support staff bonuses ($0.9 million), travel and entertainment costs ($0.3 million) and marketing and promotional expenses ($0.3 million). These decreases were partially offset by increases in occupancy costs ($0.3 million).

Hudson Europe incurred $0.8 million of reorganization expenses during the three months ended September 30, 2008, as compared to none for the same period of 2007. Reorganization expenses incurred during the three months ended September 30, 2008 included severance costs and costs associated with the reorganization of certain support functions related to the Company’s 2008 reorganization program.

Hudson Europe’s EBITDA was $2.4 million for the three months ended September 30, 2008, as compared to $5.7 million for the same period of 2007, a decrease of 57.9%. Hudson Europe’s EBITDA as a percentage of revenue decreased from 5.0% for the three months ended September 30, 2007 to 2.4% for the same period of 2008. On a constant currency basis, EBITDA decreased $3.4 million, or 59.6%, for the three months ended September 30, 2008, as compared to the same period of 2007. The decrease in EBITDA, as measured in constant currency, was primarily attributed to decreases in the U.K. ($2.6 million) from lower revenue not offset by cost reductions and in the Nordic region ($0.6 million) due to severance costs.

Hudson Europe’s operating income was $0.9 million for the three months ended September 30, 2008, as compared to $4.3 million for the same period of 2007, a decrease of 79.1%. Hudson Europe’s operating income as a percentage of revenue decreased from 3.7% for the three months ended September 30, 2007 to 0.9% for the same period of 2008. On a constant currency basis, operating income decreased $3.3 million, or 76.7%, for the three months ended September 30, 2008, as compared to the same period of 2007. The decrease in operating income, as measured in constant currency, resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $105.8 million for the three months ended September 30, 2008, as compared to $109.7 million for the same period of 2007, a decrease of 3.6%. On a constant currency basis, Hudson Asia Pacific’s revenue decreased $7.3 million, or 6.7%, during the three months ended September 30, 2008, as compared to the same period of 2007. The largest decrease in revenue, as measured in constant currency, was from contracting revenue in New Zealand ($2.4 million or 14.4%) primarily related to New Zealand’s recessionary economic conditions during the third quarter of 2008. Also contributing to the decrease was a decline in contracting revenue in Australia ($1.9 million or 3.5%), primarily due to our withdrawal from low margin business and the generally weakening economic conditions. In both Australia and New Zealand, combined permanent placement revenue and talent management revenue declined $1.5 million and $0.7 million, respectively. These reductions are attributable to slower client hiring and lower demand for outplacement services. In Singapore, permanent placement revenue declined due to slower hiring in many business sectors. These decreases were partially offset by an increase in permanent recruitment revenue in China ($0.5 million or 13.8%), largely from the TKA business.

Hudson Asia Pacific’s direct costs were $59.5 million for the three months ended September 30, 2008, as compared to $61.8 million for the same period of 2007, a decrease of 3.7%. On a constant currency basis, direct costs decreased $4.1 million, or 6.6%, for the three months ended September 30, 2008, as compared to the same period of 2007. The decrease in direct costs, as measured in constant currency, was consistent with the decrease in contracting revenue as noted above.

Hudson Asia Pacific’s gross margin was $46.4 million for the three months ended September 30, 2008, as compared to $47.9 million for the same period of 2007, a decrease of 3.1%. The $46.4 million of gross margin primarily included $30.5 million, $12.3 million and $2.9 million, respectively, of permanent recruitment, contract recruitment and talent management consulting services. Gross margin, as a percentage of revenue, was 43.9% for the three months ended September 30, 2008, as compared to 43.7% for the same period of 2007. On a constant currency basis, gross margin decreased $3.2 million, or 6.7%, for the three months ended September 30, 2008, as compared to the same period of 2007. The decrease in gross margin, as measured in constant currency, resulted primarily from decreases in Australia ($1.8 million or 5.8%) and New Zealand ($1.4 million or 20.4%).

Hudson Asia Pacific’s selling, general and administrative expenses were $40.4 million for the three months ended September 30, 2008, as compared to $38.9 million for the same period of 2007, an increase of 3.9%. Selling, general and administrative expenses as a percentage of revenue increased from 35.5% for the three months ended September 30, 2007 to 38.2% for the same period of 2008. On a constant currency basis, selling, general and administrative expenses decreased $0.4 million, or 1.0%, during the three months ended September 30, 2008, as compared to the same period of 2007. Increases in sales salaries throughout Asia Pacific and the costs to open an office in Beijing were partially offset by reductions of staff and other cost savings efforts during the period.

Hudson Asia Pacific incurred $2.0 million in reorganization expenses during the three months ended September 30, 2008 as compared to none for the quarter ended September 30, 2007. Reorganization expenses incurred during the three months ended September 30, 2008 included severance costs and contract termination costs related to the Company’s 2008 reorganization program.

Hudson Asia Pacific’s EBITDA was $5.2 million for the three months ended September 30, 2008, as compared to $10.0 million for the same period of 2007, a decrease of 48.0%. Hudson Asia Pacific’s EBITDA as a percentage of revenue decreased from 9.1% for the three months ended September 30, 2007 to 4.9% for the same period of 2008. On a constant currency basis, EBITDA decreased $4.6 million, or 46.0%, for the three months ended September 30, 2008, as compared to the same period of 2007. The decrease in EBITDA, as measured in constant currency, was primarily attributed to decreases in Australia ($2.4 million), New Zealand ($1.2 million) and Singapore ($0.7 million), all of which experienced declines in revenue not fully offset by cost reductions.

Hudson Asia Pacific’s operating income was $3.9 million for the three months ended September 30, 2008, as compared to $9.0 million for the same period of 2007, a decrease of 56.7%. Hudson Asia Pacific’s operating income as a percentage of revenue decreased from 8.2% for the three months ended September 30, 2007 to 3.7% for the same period of 2008. On a constant currency basis, operating income decreased $4.8 million, or 53.3%, for the three months ended September 30, 2008, as compared to the same period of 2007. The decrease in operating income, as measured in constant currency, resulted primarily from the same factors as discussed above with respect to EBITDA.

Corporate and Other

Corporate expenses were $6.1 million for the three months ended September 30, 2008, as compared to $6.8 million for the same period of 2007, a decrease of 10.3%. The decrease in corporate expenses resulted primarily from lower support staff bonuses ($1.2 million), marketing and promotion costs ($0.3 million) and other expenses. This decrease was partially offset by an increase in professional fees ($1.0 million).

Other non-operating income was $0.6 million for the three months ended September 30, 2008, as compared to $1.1 million for the same period of 2007, a decrease of 45.5%. Included in other non-operating income for the three months ended September 30, 2008 and 2007 was primarily foreign exchange transaction gains of $0.7 million and $0.6 million, respectively.

Interest income, net was $0.3 million for the three months ended September 30, 2008, as compared to interest expense, net of $0.1 million for the same period of 2007. The increase was primarily due to the fact that the Company had no borrowings under its credit facility during the three months ended September 30, 2008 resulting in reduced interest expense.

Provision for Income Taxes

The provision for income taxes was $0.8 million on less than $0.1 million of income from continuing operations for the three months ended September 30, 2008, as compared to a provision of $5.6 million on $8.6 million of income from continuing operations for the same period of 2007. The effective tax rate for the three months ended September 30, 2008 was over 100% as compared to 65.5% for the same period of 2007. The increase in the Company’s effective tax rate for the three months ended September 30, 2008 as compared to the same period of 2007 resulted primarily from a reduction in the Company’s pre-tax income. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition-related payments and variations from the U.S. tax rate in foreign jurisdictions.

Net Income (Loss) from Continuing Operations

Net loss from continuing operations was $0.7 million for the three months ended September 30, 2008, as compared to net income of $3.0 million for the same period of 2007. Basic and diluted loss per share from continuing operations was $0.03 for the three months ended September 30, 2008, as compared to a basic and diluted earnings per share of $0.12 for the same period of 2007.

Net Income from Discontinued Operations

Net income from discontinued operations was $0.4 million for the three months ended September 30, 2008 as compared to $0.6 million for the three months ended September 30, 2007. Net income from discontinued operations during the three months ended September 30, 2007 included the dispositions of BPM, ETS, HHCS, T&I and Highland. Basic and diluted earnings per share from discontinued operations were $0.02 for the three months ended September 30, 2008, and 2007.

Net (Loss) Income

Net loss was $0.3 million for the three months ended September 30, 2008, as compared to net income of $3.6 million for the same period of 2007. Basic and diluted loss per share were $0.01 for the three months ended September 30, 2008, as compared to a basic and diluted earnings per share of $0.14 for the same period of 2007.

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth the Company’s revenue, gross margin, operating income (loss), net income (loss) from continuing operations, net income, contracting revenue, direct costs of contracting revenue, contracting gross margin and gross margin as a percent of revenue for the nine months ended September 30, 2008 and 2007 (dollars in thousands). See Note 17 to the condensed consolidated financial statements for EBITDA segment and reconciliation information.

	Nine Months Ended September 30,
	2008	2007
Revenue:
Hudson Americas	$221,254	$223,044
Hudson Europe	327,295	352,823
Hudson Asia Pacific	324,304	308,344

Total	$872,853	$884,211

Gross margin:
Hudson Americas	$60,901	$66,461
Hudson Europe	173,537	177,697
Hudson Asia Pacific	143,237	132,303

Total	$377,675	$376,461

Operating income (loss):
Hudson Americas	$(800)	$(8,764)
Hudson Europe	13,132	15,223
Hudson Asia Pacific	15,788	21,773
Corporate expenses	(21,304)	(20,556)

Total	$6,816	$7,676

Net income (loss) from continuing operations	$858	$(379)

Net income	$6,011	$3,016

Contracting Data (a):
Contracting revenue:
Hudson Americas	$210,445	$203,399
Hudson Europe	179,637	199,973
Hudson Asia Pacific	212,415	205,123

Total	$602,497	$608,495

Direct costs of temporary contracting:
Hudson Americas	$160,019	$154,905
Hudson Europe	143,303	161,142
Hudson Asia Pacific	174,706	168,501

Total	$478,028	$484,548

Contracting gross margin:
Hudson Americas	$50,426	$48,494
Hudson Europe	36,334	38,831
Hudson Asia Pacific	37,709	36,622

Total	$124,469	$123,947

Gross margin as a percent of revenue:
Hudson Americas	27.5%	29.8%
Hudson Europe	53.0%	50.4%
Hudson Asia Pacific	44.2%	42.9%

(a)	Contracting revenues are a component of our revenue. Contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Contracting gross margin is derived by deducting the direct costs of contracting from contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Constant Currency

The table below summarizes the impact of foreign exchange adjustments on our operating results for the nine months ended September 30, 2008 (dollars in thousands).

	Nine Months Ended September 30,
	2008			2007
	As reported	Currency translation	Constant currency	As reported
Revenue:
Hudson Americas	$221,254	$(240)	$221,014	$223,044
Hudson Europe	327,295	(11,265)	316,030	352,823
Hudson Asia Pacific	324,304	(28,377)	295,927	308,344

Total	872,853	(39,882)	832,971	884,211

Direct costs:
Hudson Americas	160,353	(34)	160,319	156,583
Hudson Europe	153,758	(1,476)	152,282	175,126
Hudson Asia Pacific	181,067	(15,938)	165,129	176,041

Total	495,178	(17,448)	477,730	507,750

Gross margin:
Hudson Americas	60,901	(206)	60,695	66,461
Hudson Europe	173,537	(9,789)	163,748	177,697
Hudson Asia Pacific	143,237	(12,439)	130,798	132,303

Total	$377,675	$(22,434)	$355,241	$376,461

Selling, general and administrative expenses (a):
Hudson Americas	$59,875	$(221)	$59,654	$74,610
Hudson Europe	158,973	(8,494)	150,479	160,044
Hudson Asia Pacific	125,346	(11,201)	114,145	110,511
Corporate	21,306	—	21,306	19,776

Total	$365,500	$(19,916)	$345,584	$364,941

Operating income (loss):
Hudson Americas	$(800)	$14	$(786)	$(8,764)
Hudson Europe	13,132	(1,336)	11,796	15,223
Hudson Asia Pacific	15,788	(1,184)	14,604	21,773
Corporate	(21,304)	—	(21,304)	(20,556)

Total	$6,816	$(2,506)	$4,310	$7,676

(a)	Selling, general and administrative expenses include acquisition-related expenses and depreciation and amortization and exclude merger and integration expenses (recoveries) of $38 and ($794), respectively, for the nine months ended September 30, 2008 and 2007.

Hudson Americas

Hudson Americas’ revenue was $221.3 million for the nine months ended September 30, 2008, as compared to $223.0 million for the same period of 2007, a decrease of 0.8%. Revenues decreased $8.0 million (43.6%) in permanent recruitment services, partially offset by $7.0 million (3.5%) of increases in contracting revenue. The decline in permanent recruitment services was partially due to a decision of a specific client to bring an outsourced recruitment function in-house ($3.9 million), as well as slower client hiring. The increase in contracting revenue was primarily due to an increase in Legal Services ($28.9 million or 26.0%.), partially offset by decreases in Information Technology ($15.7 million or 25.5%) and Financial Solutions ($7.2 million or 22.7%). The increase in Legal Services was primarily related to increased client needs on a short-term basis as well as the successful acquisition of new clients. The declines in Information Technology and Financial Solutions were primarily related to reduced client spending on projects in response to generally weaker economic conditions.

Hudson Americas’ direct costs were $160.4 million for the nine months ended September 30, 2008, as compared to $156.6 million for the same period of 2007, an increase of 2.4%. The increase in direct costs was consistent with the increase in Hudson Americas’ contracting revenue as noted above.

Hudson Americas’ gross margin was $60.9 million for the nine months ended September 30, 2008, as compared to $66.5 million for the same period of 2007, a decrease of 8.4%. The $60.9 million of gross margin primarily included $50.4 million and $10.7 million, respectively, of contracting and permanent recruitment gross margin. Gross margin, as a percentage of revenue, was 27.5% for the nine months ended September 30, 2008, as compared to 29.8% for the same period of 2007. The decrease in gross margin resulted primarily from a $6.5 million (37.8%) decrease in permanent recruitment gross margin, partially offset by a $1.9 million (4.0%) increase in contracting gross margin. The decrease in permanent recruitment gross margin resulted primarily from the decrease in permanent recruitment revenue as noted above. The increase in contracting gross margin was primarily due to an increase in Legal Services ($6.7 million or 29.3%), partially offset by decreases in Information Technology ($3.4 million or 23.2%) and Financial Solutions ($2.2 million or 21.6%).

Hudson Americas’ selling, general and administrative expenses were $59.9 million for the nine months ended September 30, 2008, as compared to $74.6 million for the same period of 2007, a decrease of 19.7%. Selling, general and administrative expenses as a percentage of revenue decreased from 33.5% for the nine months ended September 30, 2007 to 27.1% for the same period of 2008. The decrease in selling, general and administrative expenses was primarily due to decreases in sales compensation ($8.2 million), support staff salaries ($3.0 million) and professional fees ($2.1 million). The decrease in sales compensation resulted, in part, from the recognition of a non-recurring $3.6 million non-cash compensation charge during the nine months ended September 30, 2007 related to the acquisition of JMT Financial Partners, LLC (“JMT”) as well as an improved focus on productivity. The decrease in support staff salaries was primarily related to our reorganization program launched during the first quarter of 2008.

Hudson Americas incurred $1.8 million of reorganization expenses during the nine months ended September 30, 2008, as compared to $0.7 million for the same period of 2007. Reorganization expenses incurred during the nine months ended September 30, 2008 included severance costs and costs relating to a number of contracts, including the exiting of three leases in the U.S. Reorganization expenses incurred during the nine months ended September 30, 2007 included final adjustments for employee severance costs related to the Company’s 2006 reorganization program.

Hudson Americas’ EBITDA was $2.7 million for the nine months ended September 30, 2008, as compared to a loss of $5.5 million for the same period of 2007, an increase of 149.1%. The EBITDA increase was primarily due to the reduction in selling, general and administrative expenses as noted above, including the non-recurrence of the $3.6 million non-cash compensation charge related to the acquisition of JMT in 2007. Hudson Americas’ EBITDA (loss) as a percentage of revenue increased from (2.5%) for the nine months ended September 30, 2007 to 1.2% for the same period of 2008.

Hudson Americas’ operating loss was $0.8 million for the nine months ended September 30, 2008, as compared to $8.8 million for the same period of 2007, a decrease of 90.9%. The decrease in the operating loss resulted primarily from the same factors as discussed above with respect to EBITDA. Hudson Americas’ operating loss as a percentage of revenue decreased from (3.9%) for the nine months ended September 30, 2007 to (0.4%) for the same period of 2008.

Hudson Europe

Hudson Europe’s revenue was $327.3 million for the nine months ended September 30, 2008, as compared to $352.8 million for the same period of 2007, a decrease of 7.2%. On a constant currency basis, Hudson Europe’s revenue decreased $36.8 million, or 10.4%, during the nine months ended September 30, 2008, as compared to the same period of 2007. The largest decrease in revenue, as measured in constant currency, was from the U.K., in both lower contracting ($26.3 million or 15.5%) and permanent recruitment ($16.1 million or 23.3%) revenue. This decrease in revenue from the U.K. was driven primarily by reduced business activity across all of our major practices due to weaker economic conditions and continued weakness in the financial services sector. The decrease was partially offset by increases in permanent recruitment, contracting and talent management consulting services revenue in continental Europe ($9.5 million or 9.2%). Market increases within continental Europe included France ($4.8 million or 24.7%), the Netherlands ($2.5 million or 8.2%) and Central and Eastern Europe ($0.5 million or 8.3%). The increase in France was the result of increased practice specialization and commercial efforts as well as the successful integration of the February 2008 acquisition of Coread. The increase in the Netherlands was the result of continued demand in the public sector for Hudson Europe’s services.

Hudson Europe’s direct costs were $153.8 million for the nine months ended September 30, 2008, as compared to $175.1 million for the same period of 2007, a decrease of 12.2%. On a constant currency basis, direct costs decreased $22.8 million, or 13.0%, for the nine months ended September 30, 2008, as compared to the same period of 2007. The decrease in direct costs, as measured in constant currency, was primarily the result of lower contracting costs in the U.K. ($21.5 million).

Hudson Europe’s gross margin was $173.5 million for the nine months ended September 30, 2008, as compared to $177.7 million the same period of 2007, a decrease of 2.4%. The $173.5 million of gross margin primarily included $103.3 million, $36.3 million and $31.4 million, respectively, of permanent recruitment, contracting and talent management consulting services. Gross margin, as a percentage of revenue, was 53.0% for the nine months ended September 30, 2008, as compared to 50.4% for the same period of 2007. On a constant currency basis, gross margin decreased $14.0 million, or 7.9%, during the nine months ended September 30, 2008, as compared to the same period of 2007. The decrease in gross margin, as measured in constant currency, resulted primarily from a decrease in the U.K. ($21.2 million or 20.9%), partially offset by increases in France ($4.5 million or 23.4%), the Netherlands ($0.8 million or 8.5%), Central and Eastern Europe ($0.6 million or 11.6%) and the Nordic region ($0.4 million or 8.4%).

Hudson Europe’s selling, general and administrative expenses were $159.0 million for the nine months ended September 30, 2008, as compared to $160.0 million for the same period of 2007, a decrease of 0.6%. Selling, general and administrative expenses as a percentage of revenue increased from 45.4% for the nine months ended September 30, 2007 to 48.6% for the same period of 2008. On a constant currency basis, selling, general and administrative expenses decreased $9.6 million, or 6.0%, during the nine months ended September 30, 2008, as compared to the same period of 2007. The decrease in selling, general and administrative expenses, as measured in constant currency, was driven primarily by lower sales staff compensation ($7.7 million), travel and entertainment costs ($1.1 million) and bad debt expense ($0.8 million). These decreases were partially offset by an increase in support staff compensation ($2.0 million). Lower sales staff compensation was the result of a reduction in fee earner headcount and lower bonus payments driven by the reduced gross margin. Support staff compensation increased due to transitional management arrangements in the Netherlands contracting business, additional operational management in the U.K. and regional European personnel.

Hudson Europe incurred $1.4 million of reorganization expenses during the nine months ended September 30, 2008, as compared to $2.4 million for the same period of 2007. Reorganization expenses incurred during the nine months ended September 30, 2008 included severance costs and the reorganization of certain support functions related to the Company’s 2008 reorganization program. Reorganization expenses incurred during the nine months ended September 30, 2007 included final adjustments for employee severance costs related to the Company’s 2006 reorganization program.

Hudson Europe’s EBITDA was $17.6 million for the nine months ended September 30, 2008, as compared to $19.9 million for the same period of 2007, a decrease of 11.6%. Hudson Europe’s EBITDA as a percentage of revenue decreased from 5.6% for the nine months ended September 30, 2007 to 5.4% for the same period of 2008. On a constant currency basis, EBITDA decreased $3.9 million, or 19.6%, for the nine months ended September 30, 2008, as compared to the same period of 2007. The decrease in EBITDA, as measured in constant currency, was primarily attributed to decreases in the U.K. ($3.8 million), Belgium ($0.7 million) and the Nordic region ($0.6 million). The decrease in the EBITDA in the U.K. was attributable to lower revenue not fully offset by cost reductions. The overall decrease in EBITDA was partially offset by increases in France ($0.4 million), the Netherlands ($0.4 million) and Central and Eastern European countries ($0.3 million), driven primarily by additional revenue.

Hudson Europe’s operating income was $13.1 million for the nine months ended September 30, 2008, as compared to $15.2 million for the same period of 2007, a decrease of 13.8%. Hudson Europe’s operating income as a percentage of revenue decreased from 4.3% for the nine months ended September 30, 2007 to 4.0% for the same period of 2008. On a constant currency basis, operating income decreased $3.4 million, or 22.4%, for the nine months ended September 30, 2008, as compared to the same period of 2007. The decrease in operating income, as measured in constant currency, resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $324.3 million for the nine months ended September 30, 2008, as compared to $308.3 million for the same period of 2007, an increase of 5.2%. On a constant currency basis, Hudson Asia Pacific’s revenue decreased $12.4 million, or 4.0%, during the nine months ended September 30, 2008, as compared to the same period of 2007. The largest decrease in revenue, as measured in constant currency, was from contracting revenue and talent management consulting services in Australia ($5.9 million or 3.8% and $2.7 million or 23.6%, respectively), primarily due to our withdrawal from low margin business and lower demand for outplacement services. Also contributing to the decrease was a decline in contracting and permanent recruitment revenue in New Zealand ($4.7 million or 10.1% and $1.3 million or 13.9%, respectively), primarily attributed to recessionary economic conditions throughout 2008. These decreases were partially offset by an increase in permanent recruitment revenue in China ($5.0 million or 69.4%), which resulted from continued organic growth ($1.6 million), including from our May 2007 acquisition of TKA ($3.4 million).

Hudson Asia Pacific’s direct costs were $181.1 million for the nine months ended September 30, 2008, as compared to $176.0 million for the same period of 2007, an increase of 2.9%. On a constant currency basis, direct costs decreased $10.9 million, or 6.2%, for the nine months ended September 30, 2008, as compared to the same period of 2007. The decrease in direct costs, as measured in constant currency, was consistent with the decrease in contracting revenue as noted above.

Hudson Asia Pacific’s gross margin was $143.2 million for the nine months ended September 30, 2008, as compared to $132.3 million for the same period of 2007, an increase of 8.2%. The $143.2 million of gross margin primarily included $94.3 million, $37.7 million and $9.4 million, respectively, of permanent recruitment, contract recruitment and talent management consulting services. Gross margin, as a percentage of revenue, was 44.2% for the nine months ended September 30, 2008, as compared to 42.9% for the same period of 2007. On a constant currency basis, gross margin decreased $1.5 million, or 1.1%, for the nine months ended September 30, 2008, as compared to the same period of 2007. The decrease in gross margin, as measured in constant currency, was less than the decrease in revenue because of our withdrawal from lower margin contracts. In addition, the decline in gross margin was from decreases in talent management services in Australia ($2.0 million or 21.1%) and permanent recruitment in New Zealand ($1.3 million or 13.8%), largely offset by increases in permanent recruitment in China ($4.9 million or 72.9%). The growth in China was primarily related to continued increased demand in this market.

Hudson Asia Pacific’s selling, general and administrative expenses were $125.3 million for the nine months ended September 30, 2008, as compared to $110.5 million for the same period of 2007, an increase of 13.4%. Selling, general and administrative expenses as a percentage of revenue increased from 35.8% for the nine months ended September 30, 2007 to 38.6% for the same period of 2008. On a constant currency basis, selling, general and administrative expenses increased $3.6 million, or 3.3%, for the nine months ended September 30, 2008, as compared to the same period of 2007. The increase in selling, general and administrative expenses, as measured in constant currency, was driven primarily by higher sales compensation ($3.5 million) associated with growth and related initiatives and the opening of an office in Beijing.

Hudson Asia Pacific incurred $2.1 million of reorganization expenses during the nine months ended September 30, 2008, as compared to less than $0.1 million for the same period of 2007. Reorganization expenses incurred during the nine months ended September 30, 2008 included severance costs and contract termination costs related to the Company’s 2008 reorganization program.

Hudson Asia Pacific’s EBITDA was $19.0 million for the nine months ended September 30, 2008, as compared to $24.7 million for the same period of 2007, a decrease of 23.1%. Hudson Asia Pacific’s EBITDA as a percentage of revenue decreased from 8.0% for the nine months ended September 30, 2007 to 5.9% for the same period of 2008. On a constant currency basis, EBITDA decreased $7.1 million, or 28.7%, for the nine months ended September 30, 2008, as compared to the same period of 2007. The decrease in EBITDA, as measured in constant currency, was primarily from increased operating costs, including the opening of an office in Beijing and larger 2008 restructuring charges.

Hudson Asia Pacific’s operating income was $15.8 million for the nine months ended September 30, 2008, as compared to $21.8 million for the same period of 2007, a decrease of 27.5%. Hudson Asia Pacific’s operating income as a percentage of revenue decreased from 7.1% for the nine months ended September 30, 2007 to 4.9% for the same period of 2008. On a constant currency basis, operating income decreased $7.2 million, or 33.0%, for the nine months ended September 30, 2008, as compared to the same period of 2007. The decrease in operating income, as measured in constant currency, resulted primarily from the same factors as discussed above with respect to EBITDA.

Corporate and Other

Corporate expenses were $21.3 million for the nine months ended September 30, 2008 and 2007. Included in corporate expenses for the nine months ended September 30, 2007 was the recognition of lease related restructuring charges ($1.5 million) from the 2006 reorganization program. No corporate restructuring charges were recognized during the nine months ended September 30, 2008. During the nine months ended September 30, 2008, there were decreases in support staff compensation ($1.7 million), marketing and promotion costs ($0.5 million) and travel related expenses ($0.5 million) as compared to the same period of 2007. These decreases were partially offset by higher professional fees ($3.4 million) and the resolution of outstanding litigation ($1.6 million) during the nine months ended September 30, 2008 as compared to the same period of 2007.

Other non-operating income was $1.9 million for the nine months ended September 30, 2008, as compared to $3.7 million for the same period of 2007, a decrease of 48.6%. The decrease in other non-operating income was primarily related to a gain on the sale of the U.K. office and support services ($2.5 million) and gains on the dispositions of assets ($0.8 million) that were recognized during the nine months ended September 30, 2007. The decrease was partially offset by additional foreign exchange transaction gains ($1.8 million) and a subsidy from the Chinese government relating to the establishment of our business presence in a Chinese district ($0.3 million) that were recognized during the nine months ended September 30, 2008.

Interest income, net was $0.9 million for the nine months ended September 30, 2008, as compared to $0.5 million for the same period of 2007. The increase was primarily due to the fact that the Company had lower borrowings under its credit facility during the nine months ended September 30, 2008 as compared to the same period of 2007 resulting in reduced interest expense.

Provision for Income Taxes

The provision for income taxes was $8.7 million on $9.6 million of income from continuing operations for the nine months ended September 30, 2008, as compared to a provision of $12.2 million on $11.9 million of income from continuing operations for the same period of 2007. The effective tax rate for the nine months ended September 30, 2008 was 91.0% as compared to 103.2% for the same period of 2007. The decrease in the Company’s effective tax rate for the nine months ended September 30, 2008 as compared to the same period of 2007 resulted primarily from lower U.S. state and local taxes in the current period. The effective tax rate differs from the U.S. federal statutory rate of 35% due to variations from the U.S. tax rate in foreign jurisdictions, the inability to recognize tax benefits on net U.S. losses, state taxes and non-deductible expenses.

Net Income (Loss) from Continuing Operations

Net income from continuing operations was $0.9 million for the nine months ended September 30, 2008, as compared to a net loss of $0.4 million for the same period of 2007. Included in the net loss for the nine months ended September 30, 2007 was a non-recurring $3.6 million non-cash compensation charge related to the June 2004 acquisition of JMT. Basic and diluted earnings per share from continuing operations were $0.03 for the nine months ended September 30, 2008, as compared to a basic and diluted loss per share of $0.02 for the same period of 2007.

Net Income from Discontinued Operations

Net income from discontinued operations was $5.2 million for the nine months ended September 30, 2008. This amount primarily included $3.4 million of additional payments due the Company as a result of its former Highland reporting unit achieving certain 2007 revenue metrics as defined in the sale agreement, and a $2.8 million gain on the sale of BPM. These items were partially offset by a $0.6 million loss on the sale of ETS. Net income from discontinued operations was $3.4 million for the nine months ended September 30, 2007 and included the dispositions of BPM, ETS, HHCS, T&I and Highland. Basic and diluted earnings per share from discontinued operations were $0.21 for the nine months ended September 30, 2008, as compared to $0.14 for the same period of 2007.

Net (Loss) Income

Net income was $6.0 million for the nine months ended September 30, 2008, as compared to $3.0 million for the same period of 2007. Basic and diluted earnings per share were $0.24 for the nine months ended September 30, 2008, as compared to $0.12 for the same period of 2007.

Liquidity and Capital Resources

Cash and cash equivalents totaled $44.3 million and $39.2 million, respectively, as of September 30, 2008 and December 31, 2007. Operating and investing activities provided $2.9 million and $6.5 million, respectively, during the nine months ended September 30, 2008, partially offset by $3.5 million of cash used in financing activities. Operating and financing activities provided $15.0 million and $19.6 million, respectively, during the nine months ended September 30, 2007, offset by $46.8 million of cash used in investing activities.

Operating activities— Cash provided by operating activities for the nine months ended September 30, 2008 was $2.9 million. This amount was comprised of net income of $6.0 million, non-cash items of $8.4 million, and cash used through changes in working capital of $11.5 million. Cash provided by operating activities for the nine months ended September 30, 2007 was $15.0 million. This amount was comprised of net income of $3.0 million, non-cash items of $15.7 million, and cash used by changes in working capital of $3.7 million.

Investing activities—Cash provided by investing activities for the nine months ended September 30, 2008 was $6.5 million. This amount was primarily comprised of proceeds of $20.9 million from the sale of ETS, BPM and the receipt of an earn-out payment relating to the sale of Highland. These items were partially offset by $6.6 million of cash used for the acquisitions of Propensity and Coread, earn-out payments relating to the acquisitions of Balance and TKA and $7.8 million used for capital expenditures. Cash used in investing activities for the nine months ended September 30, 2007 was primarily comprised of $38.1 million of cash used primarily for the acquisition of TKA, earn-out payments relating to the acquisitions of JMT and Balance and $9.2 million used for capital expenditures. These items were partially offset by $3.4 million of proceeds from the sale of assets, which included $2.5 million from the sale of the U.K. office support practice.

Financing activities—Cash used in financing activities for the nine months ended September 30, 2008 was $3.5 million. This amount was primarily comprised of $6.0 million of purchases of our common stock, partially offset by proceeds of $1.4 million from shares issued in connection with the Company’s Employee Stock Purchase Plan and $0.9 million in net borrowings under the Company’s credit facility and HSBC Bank (Shanghai) in China (“HSBC”) loan. Cash provided by financing activities for the nine months ended September 30, 2007 was comprised of $15.2 million in net borrowings under the Company’s credit facility, $3.5 million of proceeds from the exercise of stock options in connection with the Company’s Long Term Incentive Plan and $1.1 million from shares issued in connection with the Company’s Employee Stock Purchase Plan.

Liquidity and Capital Resources (Continued)

The Company has a senior secured credit facility (the “Credit Facility”) with Wells Fargo Foothill with the ability to borrow up to $75.0 million. The Company may, subject to certain conditions, increase the maximum Credit Facility limit up to $125.0 million. The maturity date of the Credit Facility is July 31, 2012. Borrowings may be made with a base rate loan having an interest rate based on the prime rate and the Leverage Ratio (as defined in the Credit Facility) or a LIBOR rate loan with an interest rate based on the LIBOR rate and the Leverage Ratio. The Credit Facility is secured by substantially all of the assets of the Company and extensions of credit are based on a percentage of the accounts receivable of the Company, less reserves. As of September 30, 2008, there were no outstanding borrowings under the Credit Facility. The Company expects to continue to use the Credit Facility, if and when required, to support its ongoing working capital requirements, capital expenditures, its letters of credit and other corporate purposes. As of September 30, 2008, there was $7.3 million of outstanding letters of credit issued under the Credit Facility. These letters of credit have various maturity dates through 2017 and are primarily used to secure operating and capital lease financing and support the Company’s HSBC loan. As of September 30, 2008, available credit for use under the Credit Facility was $67.7 million.

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

The financial covenants of the Credit Facility include a minimum quarterly EBITDA for a twelve-month period and maximum capital expenditures for each fiscal year. The minimum EBITDA covenant provides that the Company’s quarterly EBITDA for a trailing twelve-month period may not be less than $25.0 million. The maximum capital expenditure covenant provides that the Company’s capital expenditures in each fiscal year may not exceed $18.0 million. The borrowing base is determined under the Credit Facility as an agreed percentage of eligible accounts receivable, less reserves. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, or to take advantage of business opportunities, including future acquisitions. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2008.

In January 2008, the Company entered into a loan agreement with HSBC and borrowed $1.0 million for working capital purposes and the TKA acquisition. The loan matured on September 30, 2008. However, as banks in China were closed for a national holiday during the week of September 29, 2008, the Company was unable to repay this loan on its maturity date. The Company repaid the loan plus accrued interest when banks reopened on October 6, 2008. As of September 30, 2008, there was $1.0 million of outstanding borrowings under the HSBC loan. In October 2008, the Company entered into an overdraft facility with HSBC with the ability to borrow up to $1.0 million. This overdraft facility expires on September 30, 2009 and can be used for working capital purposes. The overdraft facility is secured by a letter of credit under the Company’s Credit Facility. Interest on borrowings under the overdraft facility will be based on the People’s Republic of China’s six month rate, plus 10% of that rate.

The Company believes that its cash and cash equivalents on hand at September 30, 2008, supplemented by availability under the Credit Facility, will provide it with sufficient liquidity to satisfy its working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months.

The Company’s near-term cash requirements are primarily related to funding operations, a portion of prior year restructuring actions, contingent payments related to prior acquisition earn-out liabilities and capital expenditures. However, the Company cannot provide assurance that actual cash requirements will not be greater in the future from those currently expected. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. Due to the current economic environment and tight credit markets, the Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. Should additional sources of funding not be available, the Company will adjust its spending patterns.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the Company’s history of negative cash flows and operating losses may continue, (2) the ability of clients to terminate their relationship with the Company at any time, (3) the impact of global economic fluctuations on the Company’s temporary contracting operations, (4) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (5) risks relating to the Company’s international operations, including foreign currency fluctuations, (6) risks and financial impact associated with acquisitions and dispositions of non-core businesses, (7) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (8) competition in the Company’s markets and the Company’s dependence on highly skilled professionals, (9) fluctuations in the Company’s operating results from quarter to quarter, (10) restrictions imposed by blocking arrangements, (11) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (12) the Company’s dependence on key management personnel, (13) the impact of government regulations and (14) the Company’s ability to maintain effective internal control over financial reporting and (15) any impairment to the carrying value of the Company’s goodwill. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company’s long-term borrowings are in fixed rate capital leases for leasehold improvements. The carrying amounts of long-term debt approximate fair value, generally due to the short-term nature of the underlying instruments. We do not trade derivative financial instruments for speculative purposes.

The Company conducts operations in various other countries, including Australia, Belgium, Canada, France, the Netherlands, New Zealand and the U.K. For the nine months ended September 30, 2008, the Company earned approximately 84% of its gross margin outside the U.S., and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Accordingly, the Company is subject to increased risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of the non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three and nine months ended September 30, 2008, the Company had translation losses of approximately $10.6 million and $5.2 million, respectively, primarily attributable to the fluctuations of the U.S. dollar against the British pound, the Euro and the Australian dollar.

The Company’s objective is to reduce earnings and cash flow volatility associated with currency exchange rate changes. Accordingly, the Company, from time to time, enters into foreign currency forward contracts where it has determined that the exposure to currency exchange rate risk related to specific transactions is significant enough to justify the related costs. At September 30, 2008, there were no outstanding foreign currency forward contracts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the three months ended September 30, 2008. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the three months ended September 30, 2008 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we become subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these pending claims and proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

Risk factors relating to the Company are contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In addition to those risk factors, we noted the following additional risk factor during the nine months ended September 30, 2008.

An impairment in the carrying value of goodwill could negatively affect our operating results.

We have goodwill on our balance sheet as a result of acquisitions we have completed. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” goodwill is not subject to amortization but must be tested for impairment on an annual basis, or more frequently if circumstances warrant. If the carrying value exceeds current fair value as determined based on the discounted future cash flows of the related reporting unit, we shall perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. As per the second step, if the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to the excess via a non-cash impairment charge to earnings.

Goodwill impairment analysis and measurement is a process that requires significant judgment. A decline in our stock price and resulting market capitalization, such as the decline which occurred during 2008, could result in impairment of our goodwill if we determine that the decline is prolonged and has reduced the fair value of any of our reporting units below its carrying value. The Company continually monitors and evaluates business and economic conditions that affect its operations and reflects the impact of these factors in its financial projections. If permanent or sustained changes in business and economic conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2008.

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
July 1, through July 31, 2008	19,360	$10.28	—	$9,743,000
August 1, through August 31, 2008	—	—	53,500	$9,229,000
September 1, through September 30, 2008	—	—	—	$9,229,000

Total	19,360	$10.28	53,500	$9,229,000

(a)	Represents shares of restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.
(b)	On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock. The authorization does not have an expiration date. The Company intends to make purchases from time to time as market conditions warrant. The Company repurchased 53,500 shares under this program during the quarter ended September 30, 2008. Through September 30, 2008, the Company had repurchased 754,673 shares for a total cost of approximately $5.8 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Costs Associated with Exit or Disposal Activities - On March 5, 2008, the Company’s Board of Directors approved a plan to streamline the Company’s support operations in each of the Hudson regional businesses to match its focus on specialization. The estimated pre-tax cost of the program was between $5.0 million and $7.0 million for the year ending December 31, 2008. On October 27, 2008, the Company’s Board of Directors approved an increase to the pre-tax cost of the program to $12.0 million. The Company expects to substantially complete the program in 2008 with some actions possibly requiring completion during the first quarter of 2009. The program includes costs for actions to reduce support functions to match them to the scale of businesses after divestitures ($6.5 million to $9 million), exit underutilized properties ($1 million to $2 million) and eliminate contracts for certain discontinued services ($0.5 million to $1 million). These costs are principally employee termination benefits, lease termination payments and contract cancellation costs. The Company is taking these actions to reduce costs and increase sustainable, long-term profitability of the Company. The future cash expenditures for the actions described above the Company anticipates to pay are approximately equal to the estimated costs.

ITEM 6.	EXHIBITS

10.1	Executive Employment Agreement, effective as of August 13, 2008, between Hudson Highland Group, Inc. and Frank Lanuto (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated August 13, 2008 (file No. 0-50129)).

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, filed herewith.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, filed herewith.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC.
(Registrant)

		By:	/s/ Jon F. Chait
Jon F. Chait
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 30, 2008
		By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	October 30, 2008

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
10.1	Executive Employment Agreement, effective as of August 13, 2008, between Hudson Highland Group, Inc. and Frank Lanuto (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated August 13, 2008 (file No. 0-50129)).

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.