Form 10-K
period 2008-12-31
HUDSON HIGHLAND GROUP INC
filed 2009-03-03
CIK 1210708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $265,594,000 as of June 30, 2008.

The number of shares of Common Stock, $.001 par value, outstanding as of January 31, 2009 was 25,175,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Hudson Highland Group, Inc. (the “Company” or “Hudson”, “we”, “us” and “our”) is one of the world’s largest specialized professional staffing and talent management solutions providers. The Company provides professional staffing services on a permanent and contract consulting basis and a range of talent management services to businesses operating in many industries. The Company helps its clients in recruiting and developing employees for professional-level functional and managerial positions.

The Company is organized into three reportable segments, Hudson Americas, Hudson Europe and Hudson Asia Pacific. These reportable segments constituted approximately 16%, 47% and 37% of the Company’s gross margin, respectively, for the year ended December 31, 2008. The Hudson regional businesses were historically the combination of 54 acquisitions made between 1999 and 2001, which became the eResourcing division of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. Some of the Company’s constituent businesses have operated for more than 20 years. On March 31, 2003, Monster distributed all of the outstanding shares of the Company to its stockholders of record on March 14, 2003 (the “Distribution”). Since the Distribution, the Company has operated as an independent publicly held company, adding one mid-sized and eight smaller acquisitions, and divesting or reorganizing a number of business units after determining that those businesses did not fit the Company’s long-term strategy.

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

Hudson Americas operates from 32 offices in the United States and Canada, with 96% of its 2008 gross margin generated in the United States. Hudson Europe operates from 43 offices in 15 countries, with 44% of its 2008 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 20 offices in 5 countries, with 64% of its 2008 gross margin stemming from Australia.

Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury that are not attributable to the reportable segments.

DISCONTINUED OPERATIONS

In the second quarter of 2008, the Company completed the sale of substantially all of the assets of Balance Public Management B.V. (“BPM”), a division of Balance Ervaring op Projectbasis, B.V. (“Balance”), a subsidiary of the Company, which was part of the Hudson Europe regional business. In the first quarter of 2008, the Company completed the sale of substantially all of the assets of its Hudson Americas energy, engineering and technical staffing division (“ETS”), which was part of the Hudson Americas regional business.

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

As the result of the sales, BPM, ETS, HHCS, T&I and Highland operations have been accounted for as discontinued operations. Accordingly, amounts in the Consolidated Financial Statements and related notes for all historical periods have been restated to reflect these operations as discontinued operations.

SALES AND MARKETING

Each of Hudson’s regional businesses maintains a sales force composed of business development specialists that is aligned along functional practice areas or industry sector groups as appropriate for the market. These business development specialists at times receive incentives for cross-selling services with other practices and business units as the client need arises. In addition, each region has a business liaison for international sales opportunities that arise for global recruitment and/or talent management needs from a client or prospect.

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

We use three principal channels for marketing our services and promoting our brand: (1) in the United Kingdom, Australia, New Zealand, and other countries where it is an accepted practice, we use client-paid and Company-paid advertising for vacant positions; (2) public relations to promote our experts and offerings, and original research on business management and human capital issues of particular relevance to senior business managers; and (3) the Internet, both for promoting the Company’s services to clients and attracting, assisting and managing candidates.

CLIENTS

The Company’s clients include small to large-sized corporations and government agencies. No one client accounted for more than 5% of total annual revenue in 2008. At December 31, 2008, there were approximately 500 Hudson Americas clients, 5,200 Hudson Europe clients and 2,700 Hudson Asia Pacific clients.

COMPETITION

The markets for the Company’s services and products are highly competitive. There are few barriers to entry, so new entrants occur frequently, resulting in considerable market fragmentation. Companies in this industry compete on price, service quality, new capabilities and technologies, client attraction methods, and speed of completing assignments.

EMPLOYEES

The Company employs approximately 3,100 people worldwide. In most jurisdictions, our employees are not represented by a labor union or a collective bargaining agreement. The Company regards its relationships with its employees as satisfactory.

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

Our operations will be affected by global economic fluctuations, including the current global economic downturn.

Demand for our services fluctuates with changes in economic conditions of the markets in which we operate. Those conditions include slower employment growth, or reductions in employment, as is being experienced at the present time, as a result of the global recession. Because we operate from many offices with fixed overhead, we have only limited flexibility to reduce expenses during economic downturns. Further, we may face increased pricing pressures during these times. For example, during 2008, employers in most of our operating regions reduced their overall workforce to reflect the reduced demand for their products and services. The economic slowdown that had been evident primarily with our clients in the financial services sector in the U.S. and the U.K. accelerated in the second half of 2008 and spread rapidly to other industries and countries. By the fourth quarter of 2006, virtually all of our markets showed declines in their gross domestic product. At the same time, the U.S. dollar strengthened against all of our major non-U.S. currencies, which reduced the dollar-denominated value of our foreign earnings and cash flow from our foreign sales. We expect weak global economic conditions to persist throughout 2009, resulting in a further reduction in demand for our services, which could have a material adverse effect on our business, financial condition and operating results. We also expect the stronger U.S. dollar to persist in 2009, at least against some of its major non-U.S. currencies.

Our revenue can vary because our clients can terminate their relationship with us at any time with limited or no penalty.

We provide professional mid-market staffing services on a temporary assignment-by-assignment basis, which clients can generally terminate at any time or reduce their level of use when compared to prior periods. Our professional recruitment business is also significantly affected by our clients hiring needs and their views of their future prospects. Clients may, on very short notice, reduce or postpone their recruiting assignments with us and therefore, affect demand for our services. Given the current economic conditions, many companies may decrease their spending on projects and staffing, including our clients who may terminate or reduce their level of services with us, which could have a material adverse effect on our business, financial condition and operating results.

We face risks in collecting our accounts receivable.

In virtually all of our businesses, we invoice customers after providing services, which creates accounts receivable. Delays or defaults in payments owed to us could have a significant adverse impact on our financial condition and results of operations. Factors that could cause a delay or default include, but are not limited to, business failures, turmoil in the financial and credit markets, and global economic conditions. Given current economic conditions, we are particularly susceptible to delays or defaults in payment by our customers.

If we are unable to implement effectively our cost reduction initiatives, including outsourcing, our ability to compete could be adversely impacted and our regional operations could be disrupted.

We are undertaking a series of cost reduction initiatives. In 2008, we initiated a number of structural cost reduction and productivity improvement initiatives in our operations to reduce costs and improve profitability. Our future profitability depends upon our continued success in implementing these restructuring initiatives and achieving anticipated cost reductions. The impact of these cost-reduction actions on our revenue, operating results and cash flows may be influenced by factors including, our ability to successfully complete these ongoing efforts and our ability to generate the level of cost savings we expect or that are necessary to enable us to effectively compete in the staffing industry.

On January 30, 2009, we entered into an outsourcing agreement with a company located in India for certain back-office processes currently performed in Australia and New Zealand. The processes being outsourced are payroll, invoicing, accounts payable, accounts receivable and transactional accounting. The efficient operation of that regional business is dependent on the stability of the Indian political environment. Substantially all of the specially-trained employees at the Indian company are Indian nationals. Because substantially all of the named operations will be transferred, it may not be possible to replace the Indian-based employees in another location, should operations at this Indian company be disrupted. This could impact the operational efficiency of the regional business.

We have had periods of negative cash flows and operating losses that may reoccur in the future.

We have experienced negative cash flows and shown operating and net losses in the past. For example, our cash flows from operations were negative in two quarters during 2008 and we had a net loss from continuing operations of $77.4 million for the year ended December 31, 2008, which was primarily attributable to a $67.1 million non-cash charge for impairment related to goodwill, intangibles and other assets. We cannot provide any assurance that we will have positive cash flows or operating profitability in the future, particularly to the extent the global economy remains in a recession. If our revenue declines or if operating expenses exceed our expectations, we may not be profitable and may not generate positive operating cash flows.

We have limited borrowing availability under our credit facility, which may negatively impact our liquidity.

Extensions of credit under our credit facility are permitted based on a borrowing base, which is an agreed percentage of eligible accounts receivable, less required reserves, letters of credit and outstanding borrowings. As of December 31, 2008, we had $5.3 million of outstanding borrowings and $5.4 million of letters of credit issued under our credit facility and we were able to borrow an additional $19.7 million under our credit facility. As of February 16, 2009, we had $11.2 million of outstanding borrowings and $5.2 million of letters of credit issued under our credit facility and we were able to borrow an additional $2.3 million under our credit facility, when the receivables of January 2009 are taken into account.

Our ability to borrow under the credit facility is tied to a borrowing base of our eligible accounts receivable. If the amount or quality of our accounts receivable deteriorates, then our ability to borrow under the credit facility will be directly affected. We expect weak global economic conditions to persist throughout 2009, resulting in a reduction in demand for our services, which may reduce our eligible accounts receivable and thus our borrowing capacity under the credit facility. Our lender periodically audits our accounts receivable to determine, among other things, borrowing base eligibility, and such audits may result in reductions to our borrowing base. In addition, our lender can impose other conditions, such as payroll and other reserves for any reason without notice. As a result, we cannot provide any assurance that we will be able to borrow under our credit agreement if we need money to fund working capital or other needs. If sources of liquidity are not available or if we cannot generate sufficient cash flows from operations, then we may be required to obtain additional sources of funds through additional operating improvements, capital markets transactions, asset sales or financing from third parties, or a combination thereof and under certain conditions such transactions could substantially dilute the ownership of existing stockholders. We cannot provide assurance that these additional sources of funds will be available, or if available, would have reasonable terms, particularly in light of the current credit market turmoil.

Our credit facility restricts our operating flexibility.

Our credit facility also contains various restrictions and covenants that restrict our operating flexibility including:

•	prohibitions on payments of dividends;

•	restrictions on our ability to make additional borrowings, or to consolidate, merge or otherwise fundamentally change our ownership; and

•	limitations on capital expenditures, investments, dispositions of assets, guarantees of indebtedness, permitted acquisitions and repurchases of stock.

These restrictions and covenants could have important consequences for investors, including the need to use a portion of our cash flow from operations for debt service rather than for our operations, restrictions on our ability to incur additional debt financing for future working capital or capital expenditures, a lesser ability to take advantage of significant business opportunities, such as acquisition opportunities, or to react to market conditions by selling lesser-performing assets.

The amounts available under our credit facility are dependent on the level of our eligible accounts receivable generated in the United States, Australia and United Kingdom. Reduction in these eligible accounts receivable, as is occurring at present due to the economic downturn and the reduction in demand for our services, reduces the amounts we may borrow. If we were forced to issue equity or equity linked instruments in order to obtain additional financing, under current circumstances, it would be highly dilutive to our stockholders. In addition, under the credit agreement our lender has the right to require additional reserves at any time for any reason without prior notice to us. These actions would also reduce the amounts available to us under the credit facility.

In addition, a default or amendment or waiver to our credit agreement to avoid a default may result in higher rates of interest and the inability to obtain additional borrowings. For example, the amendment to our credit facility that we entered into on December 30, 2008 to eliminate a minimum quarterly EBITDA covenant resulted in higher interest rates and a reduction in the amount that we may borrow under the credit facility. Finally, debt incurred under our credit facility bears interest at variable rates. Any increase in interest expense could reduce the funds available for operations.

Our operating results fluctuate from quarter to quarter and therefore quarterly results cannot be used to predict future periods’ results.

Our operating results fluctuate quarter to quarter primarily due to the vacation periods during the first quarter in the Asia Pacific region and the third quarter in the Americas and Europe regions. Demand for our services is typically lower during traditional national vacation periods when clients are on vacation as well.

We face risks relating to our international operations.

We conduct operations in more than twenty countries. For the years ended December 31, 2008, 2007 and 2006, approximately 75%, 76% and 74%, respectively, of our revenue was earned outside of the United States. Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements; issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property; and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

Regarding the foreign currency risk inherent in international operations, the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our financial statements. In addition, we generally pay operating expenses in the corresponding local currency. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the revenue and income of our operations in addition to economic exposure. For example, in the second half of 2008, the U.S. dollar strengthened against all of our major non-U.S. currencies, which had a negative impact on our results of operations for 2008, and we expect the stronger U.S. dollar to persist in 2009, at least against some of our major non-U.S. currencies. Our consolidated U.S. dollar cash balance could be lower because significant amount of cash is generated outside the United States. This risk could have a material adverse effect on our business, financial condition and operating results.

Our investment strategy subjects us to risks.

From time to time, we make investments, including acquisitions, as part of our growth plans. We may not be able to find suitable investments, or the investments we make may not perform as expected because they are dependent on a variety of factors, including our ability to effectively integrate acquired personnel and operations, our ability to sell new products and services and our ability to retain the clients of acquired firms or gain new clients. Furthermore, we may need to borrow more money from lenders or sell equity or debt securities to the public to finance future investments and the terms of these financings may be adverse to us.

We face risks associated with our dispositions of underperforming or non-core assets.

We have disposed of several non-core businesses since the third quarter of 2006. We have retained liabilities of these businesses and may be responsible for certain potential indemnification claims by the purchasers. We may not be able to settle the liabilities at the recorded value in our financial statements and indemnification claims may adversely affect our financial results. Further, we may have risks associated with our ability to effectively restructure our operations following these dispositions.

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

Our markets are highly competitive.

The markets for our services are highly competitive. Our markets are characterized by pressures to reduce prices, provide high levels of service, incorporate new capabilities and technologies, accelerate job completion schedules and attract and retain highly skilled professionals who possess the skills and experience necessary to fulfill our clients’ employee search needs.

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

We have no significant proprietary technology that would preclude or inhibit competitors from entering the mid-market professional staffing contract and consulting markets. We cannot provide assurance that existing or future competitors will not develop or offer services and products that provide significant performance, price, creative or other advantages over our services. In addition, we believe that with continuing development and increased availability of information technology, the industries in which we compete may attract new competitors. Specifically, the increased use of the Internet may attract technology-oriented companies to the professional staffing industry. We cannot provide assurance that we will be able to continue to compete effectively against existing or future competitors. Any of these events could have a material adverse effect on our business and operating results.

We may be exposed to employment-related claims, legal liability and costs from both clients and employers that could adversely affect our business, financial condition and results of operations, and our insurance coverage may not cover all of our potential liability.

We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•	claims of misconduct or negligence on the part of our employees;

•	claims by our employees of discrimination or harassment directed at them, including claims relating to action of our clients;

•	claims related to the employment of illegal aliens or unlicensed personnel;

•	claims for payment of workers’ compensation claims and other similar claims;

•	claims for violations of wage and hour requirements;

•	claims for retroactive entitlement to employee benefits;

•	claims of errors and omissions of our temporary employees, particularly in the case of professionals;

•	claims by taxing authorities related to our employment of independent contractors and the risk that such contractors could be considered employees for tax purposes;

•	claims related to our non-compliance with data protection laws which require the consent of a candidate to transfer resumes and other data; and

•	claims by our clients relating to our employees’ misuse of client proprietary information, misappropriation of funds, other misconduct, criminal activity or similar claims.

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

We may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team, costly and could have a negative effect on our business. In some cases, we have agreed to indemnify our clients against some or all of these types of liabilities. We cannot assure you that we will not experience these problems in the future, that our insurance will cover all claims, or that our insurance coverage will continue to be available at economically-feasible rates.

From time to time, we may still incur liabilities associated with pre-spin off activities with Monster. Under the terms of our Distribution Agreement with Monster, these liabilities will be retained by us. If these liabilities are significant, the retained liabilities could have a material adverse effect on our business, financial condition and operating results.

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

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2008, the market prices of our common stock reported on the NASDAQ Global Market ranged from a high of $13.00 to a low of $2.00. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market generally, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

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

In February 2005, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock payable upon the close of business on February 28, 2005 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-hundredth (1/100th) of a share of our Series A Junior Participating Preferred Stock, (“Preferred Shares”) at a price of $60 per one one-hundredth of a Preferred Share, subject to adjustment. These Rights may make the cost of acquiring us more expensive and, therefore, make an acquisition more difficult.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

All of the Company’s operating offices are located in leased premises. Our principal office is currently located at 560 Lexington Avenue, New York, New York, where we occupy space under a lease expiring in March 2017.

In the United States, Hudson Americas operates from 42 leased locations with space of approximately 342,000 aggregate square feet, which includes 2 leased locations with space of approximately 60,000 aggregate square feet, which are shared between the Hudson Americas and corporate functions.

Outside the United States, in the 21 countries in which the Company is located, Hudson Europe is the lessee of 44 locations with approximately 323,000 aggregate square feet, Hudson Asia Pacific is the lessee of 23 locations with approximately 300,000 aggregate square feet, and Hudson Americas is a lessee of two locations with approximately 29,000 aggregate square feet. All leased space is considered to be adequate for the operation of its business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, cash flows or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of February 18, 2009, regarding the executive officers of Hudson Highland Group, Inc.:

Name	Age	Title
Jon F. Chait	58	Chairman and Chief Executive Officer
Mary Jane Raymond	48	Executive Vice President and Chief Financial Officer
Margaretta R. Noonan	51	Executive Vice President and Chief Administrative Officer
Richard S. Gray	52	Senior Vice President, Marketing and Communications
Latham Williams	56	Senior Vice President, Legal Affairs and Administration, Corporate Secretary
Neil J. Funk	57	Vice President, Internal Audit
Elaine A. Kloss	51	Vice President, Finance and Treasurer
Frank P. Lanuto	46	Vice President and Corporate Controller

The following biographies describe the business experience of our executive officers:

Jon F. Chait has served as Chairman and Chief Executive Officer since the Company was spun off from Monster in March 2003. He joined Monster in October 2002 expressly in contemplation of the spin-off. Prior to joining the Company, Mr. Chait was the Chairman of Spring Group, PLC, a provider of workforce management solutions, from May 2000 through June 2002 and Chief Executive Officer from May 2000 to March 2002. From 1998 through 2000, Mr. Chait founded and acted as Chairman and Chief Executive Officer of Magenta Limited, a developer of web-enabled human resource solutions, which was subsequently sold to Spring Group, PLC. Mr. Chait served as the Managing Director—International Operations of Manpower Inc. from 1995 to July 1998, Chief Financial Officer from August 1993 to 1998, Executive Vice President, Secretary and Director from 1991 to 1998 and Executive Vice President from September 1989 to July 1998 of Manpower International Inc., a provider of temporary employment services. Mr. Chait is also a director of the Marshall and Ilsley Corporation, a bank holding company.

Mary Jane Raymond has served as the Executive Vice President and Chief Financial Officer since December 2005. Prior to that, Ms. Raymond was the Chief Risk Officer of The Dun & Bradstreet Corporation during 2005. From 2002 to 2005, Ms. Raymond served as the Vice President and Corporate Controller of the Dun & Bradstreet Corporation. Ms. Raymond served as the Merger Integration Vice President of Lucent Technologies, Inc. from 1998 to 2002 and as Financial Vice President in International from 1997 to 1998. From 1988 to 1997, Ms. Raymond served in various positions with Cummins, Inc.

Margaretta R. Noonan has served as Executive Vice President and Chief Administrative Officer since February 2005. Prior to that Ms. Noonan served as Executive Vice President, Human Resources since she joined the Company in April 2003. Prior to joining the Company, Ms. Noonan served as Senior Vice President, Global Human Resources and corporate officer of Monster Worldwide, Inc. Prior to joining Monster in 1998, Ms. Noonan was Vice President, Human Resources—Stores, for the Lord & Taylor division of May Department Stores Company, a large retail department store, from February 1997 to May 1998 and was Vice President, Human Resources, of Kohl’s Corporation, a large retail department store, from November 1992 to February 1997.

Richard S. Gray has served as Senior Vice President, Marketing and Communications since February 2005. Prior to that, Mr. Gray served as Vice President, Marketing and Communications since joining the Company in May 2003. Prior to joining the Company, Mr. Gray was Senior Vice President for Ogilvy Public Relations Worldwide, a large public relations firm, in Chicago, Illinois from September 2002 until May 2003. Before joining Ogilvy Public Relations Worldwide, Mr. Gray was Vice President, Marketing and Communications for Lante Corporation, an internet consulting boutique, in Chicago, Illinois from November 1998 until November 2001.

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

Frank P. Lanuto has served as Vice President and Corporate Controller since June 2008. Prior to joining the Company, Mr. Lanuto served as Executive Vice President and Chief Financial Officer of Initiative Media Worldwide, a subsidiary of The Interpublic Group of Companies. Inc., from September 2005 to March 2008. Prior to that, Mr. Lanuto served as Chief Financial Officer of Publicis Healthcare Communications, from April 2003 to August 2005. Prior to that, he served as Executive Vice President, Corporate Finance of Bcom3 Group, Inc. from December 2001 to March 2003 and Senior Vice President and Director, Group Financial Reporting of Bcom3 Group from May 2000 to November 2001. Mr. Lanuto served in various positions for Omnicom Group Inc. from 1993 to 2000, including Chief Operating Officer and Chief Financial Officer of its Rapp Collins Worldwide (New York office) business.

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any of our directors or executive officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock is listed for trading on the NASDAQ Global Market under the symbol “HHGP.” On December 31, 2008, there were approximately 1,045 holders of record of the Company’s common stock.

The following is a list by fiscal quarter of the market prices of the Company’s common stock.

	Market Price
2008	High	Low
Fourth quarter	$7.25	$2.00
Third quarter	$11.94	$6.39
Second quarter	$13.00	$8.08
First quarter	$9.78	$5.82

2007
Fourth quarter	$15.17	$7.81
Third quarter	$22.77	$12.04
Second quarter	$22.20	$14.46
First quarter	$17.99	$15.12

We have never declared or paid cash dividends on our common stock, and we currently do not intend to declare or pay cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors. In addition, the terms of our credit facility prohibit us from paying dividends and making other distributions.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s purchases of its common stock during the fourth quarter of fiscal 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 – October 31, 2008	—	$—	—	$9,229,000
November 1, 2008 – November 30, 2008 (1)	332,520	$3.65	332,520	$8,014,000
December 1, 2008 – December 31, 2008 (1)(2)	165,763	$3.13	161,263	$7,495,000

Total	498,283	$3.48	493,783	$7,495,000

(1)	On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock. The authorization does not have an expiration date. The Company repurchased 493,783 shares under this program during the quarter ended December 31, 2008. Through December 31, 2008, the Company had repurchased 1,248,456 shares under this program for a total cost of approximately $7.5 million. The terms of the Company’s credit facility prohibits it from repurchasing stock after February 28, 2009.

(2)	Included in the December 2008 repurchases were 4,500 shares of restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

PERFORMANCE INFORMATION

The following graph compares on a cumulative basis changes since December 31, 2003 in (a) the total stockholder return on the Company’s common stock with (b) the total return on the Russell 2000 Index and (c) the total return on the companies in a peer group selected in good faith by the Company, in each case assuming reinvestment of dividends. Such changes have been measured by dividing (a) the difference between the price per share at the end of and the beginning of the measurement period by (b) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on December 31, 2003 in the Company’s common stock, the Russell 2000 Index and the peer group consisting of Kforce Inc., MPS Group, Inc., Manpower, Inc., Spherion Corporation, CDI Corp. and Robert Half International Inc. The returns of each component company in the peer group have been weighted based on each company’s relative market capitalization.

	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
HHGP	$100.00	$121.52	$146.50	$140.76	$70.97	$28.27
PEER GROUP	$100.00	$113.49	$128.93	$152.60	$115.21	$77.67
RUSSELL 2000 INDEX	$100.00	$117.00	$120.88	$141.43	$137.55	$89.68

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS:
Revenue	$1,080,231	$1,173,053	$1,153,468	$1,127,699	$989,289

Gross margin	$464,132	$505,873	$457,856	$432,137	$378,395

Business reorganization expense	$11,588	$4,362	$6,015	$511	$1,015

Goodwill and other impairment charges (a)	$67,087	$—	$1,300	$—	$—

Depreciation and amortization	$14,795	$14,607	$18,487	$16,499	$17,707

Operating (loss) income	$(73,361)	$16,664	$(5,249)	$(9,541)	$(32,026)

(Loss) income from continuing operations	$(77,411)	$3,892	$(8,815)	$(16,351)	$(34,924)

Income from discontinued operations, net of income taxes	$3,093	$11,089	$29,243	$16,552	$4,639

Net (loss) income	$(74,318)	$14,981	$20,428	$201	$(30,285)

Basic (loss) income per share from continuing operations	$(3.07)	$0.15	$(0.36)	$(0.73)	$(1.79)
Basic net (loss) income per share	$(2.95)	$0.59	$0.83	$0.01	$(1.56)
Diluted (loss) income per share from continuing operations	$(3.07)	$0.15	$(0.36)	$(0.73)	$(1.79)
Diluted net (loss) income per share	$(2.95)	$0.58	$0.83	$0.01	$(1.56)

OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities	$11,860	$37,741	$35,867	$(26,298)	$(30,895)
Net cash provided by (used in) investing activities	$4,196	$(50,837)	$1,881	$(35,715)	$(10,128)
Net cash (used in) provided by financing activities	$(646)	$4,864	$(28,803)	$75,857	$35,278

BALANCE SHEET DATA:
Current assets	$193,470	$259,075	$280,107	$279,877	$232,833
Total assets	$230,953	$374,206	$352,182	$347,773	$281,378
Current liabilities	$104,581	$152,426	$167,289	$202,761	$182,794
Long-term debt, less current portion	$—	$—	$235	$478	$2,041
Total stockholders’ equity	$107,992	$200,115	$171,324	$132,454	$83,734
EBITDA (loss) (b)	$(58,566)	$31,271	$13,238	$6,958	$(14,319)

(a)	The results for the year ended December 31, 2008 included impairment charges related to goodwill of $64,495, a write down of long-term assets of $2,224 and impairment charges related to intangible assets of $368. The results for the year ended December 31, 2006 included an impairment charge of $1,300 related to goodwill associated with the Alder Novo acquisition.

(b)	The Company defines EBITDA as income (loss) from continuing operations before inclusion of provision for income taxes, other income (expense), interest income (expense) and depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies. See Note 16 to the Consolidated Financial Statements for further EBITDA segment and reconciliation information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Item 8 of this Form 10-K. This MD&A contains forward-looking statements. Please see note “Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-GAAP measure of income (loss) from continuing operations before inclusion of provision for income taxes, other income (expense), interest income (expense), and depreciation and amortization (“EBITDA”). See Note 16 to the Consolidated Financial Statements for EBITDA segment reconciliation information.

Executive Overview

Hudson Highland Group, Inc. (the “Company” or “Hudson,” “we,” “us” and “our”) has operated as an independent publicly traded company since April 1, 2003, when we were spun-off from Monster Worldwide, Inc. (“Monster”). Our businesses are specialized professional staffing services for permanent and contract and talent management services to businesses operating in many industries and in over 20 countries around the world. Our largest operations are in the U.S., the U.K. and Australia. We are organized into three reportable segments of Hudson Americas, Hudson Europe and Hudson Asia Pacific. These segments contributed approximately 16%, 47% and 37% of the Company’s gross margin, respectively, for the year ended December 31, 2008. Our management’s primary focus since the spin-off has been to move the Company to profitability, particularly at the level most in the control of the country level operating leaders. We have focused on specialized professional recruitment through out staffing, project solutions and talent management businesses. In doing so we have sold or discontinued non-core businesses, taken actions to streamline support operations to match the business focus and reduced costs to increase the Company’s long-term profitability. We have measured our improvements at the level of gross margin, less selling, general and administrative expenses, less depreciation and amortization.

Financial Performance

As discussed in more detail in this MD&A, the following financial data present an overview of our financial performance for 2008, 2007 and 2006:

	Year Ended December 31,			Changes (2008 vs 2007)	Changes (2007 vs 2006)
	2008	2007	2006	$ Amount	$ Amount
Revenue	$1,080,231	$1,173,053	$1,153,468	$(92,822)	$19,585

Gross margin	464,132	505,873	457,856	(41,741)	48,017

Selling, general and administrative expenses	458,780	485,634	455,427	(26,854)	30,207
Business reorganization expenses	11,588	4,362	6,016	7,226	(1,654)
Merger and integration expenses (recoveries)	38	(787)	362	825	(1,149)
Goodwill and other impairment charges	67,087	—	1,300	67,087	(1,300)

Operating (loss) income	(73,361)	16,664	(5,249)	(90,025)	21,913

(Loss) income from continuing operations	(77,411)	3,892	(8,815)	(81,303)	12,707

Net (loss) income	$(74,318)	$14,981	$20,428	$(89,299)	$(5,447)

Recent Economic Events

During 2008, significant instability in the financial services markets negatively impacted worldwide economies. The issues in the financial services markets that originated in the sub-prime mortgage market in 2007 evolved into a constriction of credit and finally a widespread reduction of business liquidity. At the same time, the economic slowdown that had been evident primarily with our clients in the financial services sector in the

U.S. and the U.K. accelerated in the second half of 2008 and spread rapidly to other industries and countries, including Asia. With approximately 84% of our gross margin earned outside of the U.S., we are heavily exposed to the economic downturn in our major international markets. By the fourth quarter of 2008, virtually all of our markets showed declines in their gross domestic product. The U.S. dollar strengthened against all of our major non-U.S. currencies which reduced the dollar-denominated value of our foreign earnings and cash flow from our foreign sales. Consequently, financial results for 2008 were below the results of the prior year in all regions: Asia Pacific, Europe, and North America. The Company experienced reduced demand in both contract and permanent recruitment from prior year levels, with the largest percentage decline from the permanent recruitment business.

The Company expects weak global economic conditions to persist throughout 2009, resulting in a further reduction in demand for its services. The Company also expects the stronger U.S. dollar to persist in 2009, at least against some of its major non-U.S. currencies, which reduces reported earnings of foreign subsidiaries. This situation reduces the value in U.S. dollar of dividends paid by its foreign subsidiaries to the U.S. parent corporation and increases the cost of management fees. Such dividends and management fees are a significant source of funding of the U.S. parent entity.

In response to the spreading economic slowdown, the Company took steps in 2008 to counteract the declines in its gross margin. We initiated the 2008 restructuring program, which included a reduction in support functions, exits from underutilized properties and the elimination of certain support services under contract. The Company expects these actions to produce further cost savings in 2009 and improve its long-term profitability.

Goodwill and Other Impairment Charges

Under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value.

As a result of the deterioration in market conditions over the course of the fourth quarter, the Company’s stock price declined approximately fifty percent as of December 31, 2008 as compared to the stock price as of October 1, 2008. This caused the Company’s market capitalization to decline below its book value, an indication that the aggregate fair value of its reporting units could potentially be less than their carrying value. As a result of these events, management updated its impairment testing from October 1, through December 31, 2008.

At the conclusion of its testing, the Company determined that goodwill was impaired at all of its reporting units and recorded an impairment charge of $64.5 million. In connection with its testing management also determined that certain intangible and other long-term assets were impaired and recorded an additional impairment charge of $2.6 million. The results for the year ended December 31, 2006 included an impairment charge of $1.3 million related to goodwill associated with the Alder Novo acquisition. The total charges of $67.1 million for 2008 and $1.3 million for 2006 have been recorded under the caption of “Goodwill and other impairment charges” in the accompanying Consolidated Statements of Operations.

Strategic Actions

Our strategy, since our inception, has been focused on building our specialized professional recruitment through our staffing, project solutions and talent management businesses. We believe that this core mix has growth potential for the next decade. We have focused our strategy on higher-margin specialized professional recruitment with a long-term financial goal of 7-10% EBITDA margins, which we believe will generate long-term profitability. We have executed this strategy through a combination of investments, divestitures and cost restructuring.

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

In the last three years, we completed the sale of or otherwise discontinued eight non-core businesses to improve our strategic focus:

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

We strive to improve profitability at lower margin businesses primarily in the U.K. and Australia through price negotiations and a more efficient delivery of services. We periodically elect to exit certain of these business arrangements. We expect to continue our focus on improving profitability of client contracts.

On March 5, 2008, our Board of Directors approved a program to streamline our support operations in each of the Hudson regional businesses to match our focus on specialization. The costs associated with this program are principally employee termination benefits, lease termination payments and contract cancellation costs. We are taking these actions to help reduce our costs and increase our long-term profitability. We initially estimated that the pre-tax cost of the program would be between $5 million to $7 million for the year ending December 31, 2008. On October 27, 2008, our Board of Directors approved an increase to the cost of the program to $12 million for additional actions similar to those already approved. The program included costs for actions to reduce support functions to match them to the scale of businesses after divestitures ($6.5 million to $10 million), exit underutilized properties ($1 million to $2 million) and eliminate contracts for certain discontinued services ($0.5 million to $1 million). For the year ended December 31, 2008, we incurred $11.9 million of business reorganization expenses under this plan. The actions we took under this plan partially mitigated declines in our gross margin in 2008 and we expect them to produce further cost savings during 2009. We substantially completed the program by the end of 2008, though some actions will require completion during the first quarter of 2009.

On February 10, 2009, our Board of Directors approved a plan to continue to streamline our operations in each of the Hudson regional businesses in response to the current economic conditions and to align with our focus on specialization. We estimate that the pre-tax cost of this program will be $5 million and we expect these actions to be completed in the first quarter of 2009. This program includes costs for actions to exit underutilized properties ($3 million) and reduce support functions and staff to match them to the scale of the businesses ($2 million).

We anticipate the future cash expenditures for the actions described above to be paid out primarily over the following twelve months and to be approximately equal to the estimated costs.

Discontinued Operations

In the second quarter of 2008, the Company completed the sale of substantially all of the assets of BPM, which was part of the Hudson Europe regional business. In the first quarter of 2008, the Company completed the sale of substantially all of the assets of ETS, which was part of the Hudson Americas regional business. In the fourth quarter of 2007, the Company sold its Netherlands reintegration subsidiary, HHCS, which was part of the Hudson Europe regional business, and T&I, which was part of the Hudson Asia Pacific regional business. In the fourth quarter of 2006, the Company sold Highland, which was a separate reportable segment of the Company.

As the result of the sales, BPM, ETS, HHCS, T&I and Highland operations have been accounted for as discontinued operations. Accordingly, amounts in the financial statements and related notes for all historical periods have been restated to reflect these operations as discontinued operations.

EBITDA

Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and result of operations. EBITDA is also considered by the management as the best indicator of operating performance and most comparable measure across our regions, because it does not include certain expenses that are generally outside the control of local management. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented below may not be comparable with similarly titled measures reported by other companies. EBITDA, as presented below, is derived from income (loss) from continuing operations adjusted for provision for income taxes, other expense (income), interest expense (income), and depreciation and amortization. We achieved EBITDA profitability in 2005, which continued through 2007. The Company recorded an EBITDA loss of $58.6 million in 2008, which included one time non-cash charges of $67.1 million primarily for the impairment of goodwill and intangible assets and write down of other long-term assets. The reconciliation of the EBITDA used to the most directly comparable GAAP financial measure is provided in the table below:

$ in thousands	2008	2007	2006
(Loss) income from continuing operations	$(77,411)	$3,892	$(8,815)
Adjustments to (loss) income from continuing operations
Provision for income taxes	8,629	16,917	3,516
Other income, net	(3,518)	(3,445)	(1,584)
Interest (income) expense, net	(1,061)	(700)	1,634
Depreciation and amortization	14,795	14,607	18,487

Total adjustments from (loss) income from continuing operations to EBITDA	18,845	27,379	22,053
EBITDA	$(58,566)	$31,271	$13,238

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that our management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Our management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note 2 to our Consolidated Financial Statements included in Item 8. We believe the following accounting policies are critical to understanding our results of operations and affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements that are inherently uncertain:

Revenue Recognition

The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Temporary contracting revenue is reported on a gross basis when the Company acts as the principal in the transaction and is at risk for collection in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent.” The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.

The Company recognizes revenue for permanent placements based on the nature of the fee arrangement. Revenue generated when the Company permanently places an individual with a client on a contingent basis is recorded at the time of acceptance of employment, net of an allowance for estimated fee reversals. Revenue generated when the Company permanently places an individual with a client on a retained basis is recorded ratably over the period services are rendered, net of an allowance for estimated fee reversals.

The EITF reached a consensus on Issue No. 06-3, “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus provides that the presentation of taxes on either a gross or net basis is an accounting policy decision. The Company collects various taxes assessed by governmental authorities and records these amounts on a net basis.

Accounts Receivable

The Company’s accounts receivable balances are composed of trade and unbilled receivables. The Company maintains an allowance for doubtful accounts and makes ongoing estimates as to the collectability of the various receivables. If the Company determines that the allowance for doubtful accounts is not adequate to cover estimated losses, an expense to provide for doubtful accounts is recorded in selling, general and administrative expenses. If an account is determined to be uncollectible, it is written off against the allowance for doubtful accounts. Management’s assessment and judgment are vital requirements assessing the ultimate realization of these receivables, including the current credit-worthiness, financial stability and effect of market conditions on each customer.

Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”), as amended. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

As of December 31, 2008, we had current net deferred tax assets of $4,861 and non-current net deferred tax assets of $1,506. The calculation of net deferred tax assets assumes sufficient future earnings for the realization of such assets as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance of $146,764 for deferred tax assets where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. Based on our assessments, no additional valuation allowance is required. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time.

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) – an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a two-step evaluation process for tax positions taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. FIN 48 also provides guidance on derecognizing, measurement, classification, disclosures, transition and accounting for interim periods. In May 2007, the FASB issued FASB Staff Position (“FSP”) No. 48-1, “Definition of Settlement in FASB Interpretation No. 48, an amendment of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (“FSP No. FIN 48-1”). FSP No. FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

We adopted FIN 48 effective January 1, 2007. As a result, we recognized an increase in the liability for unrecognized tax benefits, interest and penalties of $3,537 (net of tax effect), which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The cumulative effect of the adjustment consisted of $1,969 for income taxes related to both foreign and U.S. state and local jurisdictions, $671 of interest and $897 of penalties related to uncertain tax benefits. Accrued interest and penalties were $1,568 as of January 1, 2007. The Company had approximately $5,884 and $6,890 of unrecognized tax benefits, excluding interest and penalties of $1,625 and $2,019, which if recognized in the future, would affect the annual effective income tax rate as of December 31, 2008 and 2007, respectively. See Note 11 to the Consolidated Financial Statements for further information regarding FIN 48. We elected to continue our historical practice of classifying applicable interest and penalties as a component of the provision for income taxes.

We provide tax reserves for Federal, state, local and international exposures relating to periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a critical estimate. We assess our tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized. Although the outcome relating to these exposures are uncertain, we believe that our reserves reflect the probable outcome of known tax contingencies. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties which render them inestimable. If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have a material impact on our results of operations.

Contingencies

The Company is subject to proceedings, lawsuits and other claims related to labor, service and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters and potential ranges of probable losses. The Company makes a determination of the amount of reserves required, if any, for these contingencies after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter, new developments externally in matters with other companies similar to those we have or changes in approach, such as a change in settlement strategy in dealing with these matters.

Goodwill

Under SFAS No. 142, the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value.

SFAS No. 142 requires a two-step process to identify potential goodwill impairment and to measure the amount of the impairment loss to be recognized, if applicable. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. In contrast, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.

Step two of the impairment test, if necessary, consists of determining the implied fair value of each reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair values of the reporting units are allocated to all of the other assets and liabilities of the reporting units based on their fair values. The excess of the fair value of each reporting unit over the amounts assigned to its other assets and liabilities is equal to the implied fair value of its goodwill. The goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value.

A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Based on SFAS No. 142 accounting guidance, the Company determined that Hudson North America, Netherlands, China, France and Ukraine are our reporting units, which carry goodwill.

To estimate the fair value of a reporting unit, the Company utilized the income approach, a valuation technique, which indicates the fair value of the invested capital of a reporting unit based on the value of the cash flows that it is expected to generate in the future. The discounted cash flow method, an application of the income approach, estimates the future cash flows of the reporting unit and discounts these cash flows to their present value equivalents at a rate of return that considers the relative risk of achieving the cash flows and the time value of money. These cash flows indicate the fair value of the invested capital of the reporting unit on a marketable, controlling basis.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins, corporate overhead allocations, cash flow adjustments related to capital expenditures, and working capital investments and risk-adjusted discount rates used to calculate the present value of the projected future cash flows. We base our fair value estimates on assumptions we believe to be reasonable.

The Company also considers the market approach, which indicates the fair value of the invested capital of the Company based on the Company’s market capitalization. We use the quoted market price method to estimate the fair value of the Company based on the quoted market price in the active markets (NASDAQ). We estimate the Company’s market capitalization by multiplying the quoted per share market price by the number of shares outstanding. As an additional measure, the Company reconciles the aggregate fair value of all its reporting units as determined by the discounted cash flow method with its total market capitalization to determine the reasonableness of the fair value calculations.

Intangibles and Long-lived Assets

The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the cash flows using its weighted average cost of capital. The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Business Reorganization and Merger and Integration Plans

The Company has recorded significant charges and accruals in connection with its business reorganization, merger and integration plans. These reserves include estimates pertaining to lease termination payments, employee termination benefits and contract cancellation costs resulting from its actions. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

Foreign Currency Translation

The financial position and results of operations of the Company’s international subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statements of Operations accounts are translated at the average rate of exchange prevailing during each period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the other comprehensive income (loss) account in stockholders’ equity, other than translation adjustments on short-term inter-company balances, which are included in other income (expense). Gains and losses resulting from other foreign currency transactions are included in other income (expense). Inter-company receivable balances of a long-term investment nature are considered part of the Company’s permanent investment in a foreign jurisdiction and the gains or losses on these balances are reported in other comprehensive income.

Self-Insurance Liabilities

The Company utilizes a combination of insurance and self insurance for employee related health care benefits (a portion of which is paid by its employees). Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Liabilities associated with the risks that the Company retains are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Although the Company’s claims experience has not displayed substantial volatility in the past, actual experience could materially vary from its historical experience in the future. Factors that affect these estimates include, but are not limited to, inflation, the number and severity of claims and regulatory changes. In the future, if the Company concludes an adjustment to self insurance accruals is required, the liability will be adjusted accordingly.

Stock-Based Compensation

Under SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), the Company uses the Black-Scholes option pricing model to determine the fair value of its stock options. The Black-Scholes model includes various assumptions, including the expected life of stock options, the expected risk free interest rate and the historic volatility of the Company’s stock price. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. As a result, if other assumptions had been used, total stock-based compensation cost, as determined in accordance with SFAS No. 123R could have been materially impacted. Furthermore, if the Company uses different assumptions for future grants, stock-based compensation cost could be materially impacted in future periods.

The Company determines its assumptions for the Black-Scholes option pricing model in accordance with SFAS No. 123R and Staff Accounting Bulletin No. 107, “Interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment and certain Securities and Exchange Commission rules and regulations and provides the staffs views regarding the valuation of share-based payment arrangements for public companies (“SAB No. 107”).”

•	The expected term of stock options is estimated using the simplified method since the Company currently does not have sufficient stock option exercise history.

•	The expected risk free interest rate is based on the U.S. Treasury constant maturity interest rate which term is consistent with the expected term of the stock options.

•	The expected volatility is based on the historic volatility.

In December 2007, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 110, “Certain Assumptions Used in Valuation Methods—Expected Term” (“SAB No. 110”). SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. We have analyzed the circumstances in which the use of the simplified method is allowed. We have opted to use the simplified method for stock options we granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time the Company’s shares of common stock have been publicly traded.

For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The Company is required to record stock-based compensation expense net of estimated forfeitures. The Company estimated its forfeiture rate based on historical data. The future forfeiture rate could differ from these estimates.

Recent Accounting Pronouncements

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R and SFAS No. 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of EITF 08-7 on its results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141R on its results of operations or financial condition.

In February 2007, the FASB issued FSAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The Company adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material impact on its results of operations or financial condition as the Company did not elect to apply the option to measure any of its financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of SFAS No. 157 did not have a material impact on its results of operations or financial condition. In February 2008, FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS No. 157 for financial assets and liabilities and FSP No. 157-3 did not have a material effect on the Company’s results of operations or financial condition. The Company does not currently expect the adoption of FSP No. 157-2 for nonfinancial assets and nonfinancial liabilities to have a material impact on its results of operations or financial condition.

Results of Operations

The following table sets forth the Company’s revenue, gross margin, operating (loss) income, (loss) income from continuing operations, net (loss) income, temporary contracting revenue, direct costs of temporary contracting revenue, temporary contracting gross margin, and gross margin as a percentage of revenue for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands).

	For the year ended December 31,
	2008	2007	2006
Revenue:
Hudson Americas	$273,648	$291,525	$306,732
Hudson Europe	411,527	466,385	454,409
Hudson Asia Pacific	395,056	415,143	392,327

Total	$1,080,231	$1,173,053	$1,153,468

Gross margin:
Hudson Americas	$75,016	$87,494	$91,469
Hudson Europe	216,297	237,519	207,559
Hudson Asia Pacific	172,819	180,860	158,828

Total	$464,132	$505,873	$457,856

Operating (loss) income:
Hudson Americas	$(44,441)	$(8,510)	$(13,902)
Hudson Europe	(5,416)	23,133	13,671
Hudson Asia Pacific	5,994	29,506	26,794
Corporate expenses	(29,498)	(27,465)	(31,812)

Total	$(73,361)	$16,664	$(5,249)

(Loss) income from continuing operations	$(77,411)	$3,892	$(8,815)

Net (loss) income	$(74,318)	$14,981	$20,428

	For the year ended December 31,
	2008	2007	2006

TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$260,632	$267,465	$277,808
Hudson Europe	229,314	261,401	288,321
Hudson Asia Pacific	260,878	273,197	267,658

Total	$750,824	$802,063	$833,787

Direct costs of temporary contracting:
Hudson Americas	$198,396	$202,211	$213,777
Hudson Europe	182,328	209,842	234,018
Hudson Asia Pacific	214,746	224,499	223,054

Total	$595,470	$636,552	$670,849

Temporary contracting gross margin:
Hudson Americas	$62,236	$65,254	$64,031
Hudson Europe	46,986	51,559	54,303
Hudson Asia Pacific	46,132	48,698	44,604

Total	$155,354	$165,511	$162,938

Gross margin as a percent of revenue:
Hudson Americas	23.9%	24.4%	23.0%
Hudson Europe	20.5%	19.7%	18.8%
Hudson Asia Pacific	17.7%	17.8%	16.7%

(a)	Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Constant Currency

The Company defines the term “constant currency” to mean that financial data for a period are translated into U.S. Dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in reported revenue, direct costs, gross margin and selling, general and administrative expenses include the effect of changes in foreign currency exchange rates. Variance analysis usually describes period-to-period variances that are calculated using constant currency as a percentage. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends without distortion due to currency fluctuations.

The Company believes that these calculations are a useful measure, indicating the actual change in operations, since changes in currency translation rates are outside the control of local management. Earnings from subsidiaries have not historically been repatriated to the United States, although the Company paid dividends from foreign subsidiaries to the United States in 2008 and 2007. There are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition (dollars in thousands).

The Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

	For the year ended December 31,
		2008		2007
	As reported	Currency translation	Constant currency	As reported
Revenue:
Hudson Americas	$273,648	$(85)	$273,563	$291,525
Hudson Europe	411,527	5,877	417,404	466,385
Hudson Asia Pacific	395,056	(9,525)	385,531	415,143

Total	1,080,231	(3,733)	1,076,498	1,173,053

Direct costs:
Hudson Americas	198,632	(6)	198,626	204,031
Hudson Europe	195,230	8,424	203,654	228,866
Hudson Asia Pacific	222,237	(3,445)	218,792	234,283

Total	616,099	4,973	621,072	667,180

Gross margin:
Hudson Americas	75,016	(79)	74,937	87,494
Hudson Europe	216,297	(2,547)	213,750	237,519
Hudson Asia Pacific	172,819	(6,080)	166,739	180,860

Total	$464,132	$(8,706)	$455,426	$505,873

Selling, general and administrative (a):
Hudson Americas	$75,647	$(111)	$75,536	$95,512
Hudson Europe	199,049	(1,384)	197,665	211,951
Hudson Asia Pacific	155,585	(5,349)	150,236	151,368
Corporate	28,499	—	28,499	26,803

Total	$458,780	$(6,844)	$451,936	$485,634

(a)	Selling, general and administrative expenses include the following captions on the Consolidated Statements of Operations: salaries and related, office and general, acquisition-related expenses, marketing and promotion, and depreciation and amortization.

Hudson Americas

Hudson Americas’ revenue was $273.6 million for the year ended December 31, 2008, as compared to $291.5 million for 2007, a decrease of $17.9 million (6.1%). Revenues decreased primarily due to decreases of $10.0 million (43.2%) in permanent recruitment services and $6.8 million (2.6%) in contracting revenue. About half of the decline in permanent recruitment services was due to a decision of a specific client to bring an outsourced recruitment function in-house. The decrease in contracting revenue was primarily due to decreases in Information Technology of $22.2 million (27.6%) and Financial Solutions of $9.7 million (23.3%) as clients bought fewer outside services in response to economic conditions. These decreases were partially offset by an increase in Legal Services of $23.8 million (16.3%). Financial Solutions also closed certain offices in 2007, with the effect realized for a full year in 2008.

Hudson Americas’ direct costs were $198.6 million for the year ended December 31, 2008, as compared to $204.0 million for 2007, a decrease of $5.4 million (2.6%). The decrease in direct costs was consistent with the decrease in Hudson Americas’ contracting revenue as noted above.

Hudson Americas’ gross margin was $75.0 million for the year ended December 31, 2008, as compared to $87.5 million for 2007, a decrease of $12.5 million (14.3%). Contracting and permanent recruitment gross margins in 2008 were $62.2 million and $13.1 million, respectively. The decrease in gross margin resulted from the greater decrease in permanent recruitment service revenue compared to contracting service revenue. Gross margin, as a percentage of revenue, was 27.4% for the year ended December 31, 2008, compared to 30.0% for 2007. The decrease in gross margin resulted primarily from $8.4 million (39.2%) and $3.0 million (4.6%) decreases in permanent recruitment and contracting gross margin, respectively. The decrease in permanent recruitment gross margin was a direct result of the decrease in permanent recruitment revenue as noted above. The decrease in contracting gross margin consisted of decreases in Information Technology of $5.1 million (26.8%) and Financial Solutions of $2.8 million (21.9%), partially offset by an increase in Legal Services of $4.7 million (15.3%), in each case as a result of the factors mentioned above.

Hudson Americas’ selling, general and administrative expenses were $75.6 million for the year ended December 31, 2008, as compared to $95.5 million for 2007, a decrease of $19.9 million (20.8%). Selling, general and administrative expenses as a percentage of revenue decreased to 27.6% for the year ended December 31, 2008, compared to 32.8% for 2007. The decrease in selling, general and administrative expenses was primarily due to decreases in sales compensation of $11.0 million (20.7%), support staff salaries of $4.2 million (32.7%) and professional and other fees of $2.5 million (55.7%). The decrease in sales compensation resulted, in part, from the recognition of a non-recurring $3.6 million non-cash acquisition-related charge during 2007, our 2008 reorganization plan and an improved focus on productivity. The decrease in support staff salaries was primarily related to our 2008 reorganization program.

Hudson Americas incurred $3.1 million of reorganization expenses during the year ended December 31, 2008, as compared to $0.5 million for 2007. Reorganization expenses incurred during the year ended December 31, 2008 included severance costs and costs relating to terminating a number of contracts, including exiting several leases in the U.S., related to the Company’s 2008 reorganization program and final adjustments for lease termination costs related to the Company’s 2006 reorganization program.

Based on the results of the annual impairment test that was commenced on October 1, 2008 and updated through December 31, 2008, the Company recorded, for 2008, a non-cash charge of $38.2 million for the impairment of goodwill related to Hudson Americas. The Company also recorded for 2008 a $2.2 million write down of other long-term assets and $0.4 million of impairment charges for intangible assets.

Hudson Americas’ EBITDA was a loss of $39.8 million for the year ended December 31, 2008, as compared to a loss of $4.2 million for 2007, an increase in EBITDA loss of $35.6 million. The increase in EBITDA loss resulted primarily due to the goodwill, intangible assets and other long-term asset impairment charges of $40.8 million, as described above. Hudson Americas’ EBITDA loss as a percentage of revenue increased to 14.5% for the year ended December 31, 2008, compared to 1.4% for 2007.

Hudson Americas’ operating loss was $44.4 million for the year ended December 31, 2008, as compared to an operating loss of $8.5 million for 2007, an increase in operating loss of $35.9 million. The increase in the operating loss resulted primarily from the same factors as discussed above with respect to EBITDA. Hudson Americas’ operating loss as a percentage of revenue increased to 16.2% for the year ended December 31, 2008, compared to 2.9% for 2007.

Hudson Europe

Hudson Europe’s revenue was $411.5 million for the year ended December 31, 2008, as compared to $466.4 million for 2007, a decrease of $54.9 million (11.8%). On a constant currency basis, Hudson Europe’s revenue decreased $49.0 million (10.5%), during the year ended December 31, 2008, as compared to 2007. The largest decrease in revenue, as measured in constant currency, was $28.3 million (12.9%) from temporary contracting in the U.K. followed by $23.8 million (26.9%) from permanent recruitment services in the U.K. These decreases were partially offset by increases in temporary contracting revenue of $6.4 million (15.3%) and talent management consulting services revenue of $1.8 million (4.9%) in Continental Europe. The increases in Continental Europe were primarily due to increases in France of $3.6 million (13.0%), the Netherlands of $3.0 million (7.1%) and Belgium of $1.6 million (3.4%). The increase in France was the result of increased branding, practice specialization and commercial wins with large clients, as well as the successful integration of the Coread Talent Management Business following its February 2008 acquisition. The increase in the Netherlands was the result of continued demand in the public sector for Hudson Europe’s services, mainly in the technical and infrastructure engineering areas.

Hudson Europe’s direct costs were $195.2 million for the year ended December 31, 2008, as compared to $228.9 million for 2007, a decrease of $33.7 million (14.7%). On a constant currency basis, direct costs decreased $25.2 million (11.0%), for the year ended December 31, 2008, as compared to 2007. The decrease in direct costs, as measured in constant currency, was consistent with the decrease in contracting revenue, primarily in the U.K. of $23.6 million.

Hudson Europe’s gross margin was $216.3 million for the year ended December 31, 2008, as compared to $237.5 million for 2007, a decrease of $21.2 million (8.9%). On a constant currency basis, gross margin decreased $23.8 million (10.0%), during the year ended December 31, 2008, as compared to 2007. As measured in constant currency, Hudson Europe’s gross margin, as a percentage of revenue, was 51.2% for the year ended December 31, 2008, compared to 50.9% for 2007. The decrease in gross margin, as measured in constant currency, resulted primarily from a decrease in the U.K. of $28.8 million (22.1%), partially offset by increases in France of $3.2 million (11.7%), Belgium of $0.7 million (1.6%) and the Netherlands of $0.4 million (3.0%).

Hudson Europe’s selling, general and administrative expenses were $199.0 million for the year ended December 31, 2008, as compared to $212.0 million for 2007, a decrease of $13.0 million (6.1%). On a constant currency basis, selling, general and administrative expenses decreased $14.3 million (6.7%), for the year ended December 31, 2008, as compared to 2007. As measured in constant currency, Hudson Europe’s selling, general and administrative expenses, as a percentage of revenue, were 47.4% for the year ended December 31, 2008, compared to 45.4% for 2007. The decrease in selling, general and administrative expenses, as measured in constant currency, was driven primarily by lower sales staff compensation of $10.1 million (8.0%), travel and entertainment costs of $1.9 million (29.2%), professional fees of $1.2 million (31.2%) and marketing and promotional expenses of $1.2 million (12.1%). These decreases were partially offset by an increase in support staff compensation of $1.9 million (10.0%). Lower sales staff compensation was the result of a reduction in fee earner headcount and lower bonus payments driven by the lower level of business. Support staff compensation increased due to transitional management arrangements in the Netherlands, additional operational management in the U.K. and regional European personnel.

Hudson Europe incurred $3.0 million of reorganization expenses during the year ended December 31, 2008, as compared to $2.4 million for 2007. Reorganization expenses incurred during the year ended December 31, 2008 included severance costs and costs for the reorganization of certain support functions related to the Company’s 2008 reorganization program.

Based on the results of the annual impairment test that was commenced on October 1, 2008 and updated through December 31, 2008, the Company recorded, for 2008, a non-cash charge of $19.6 million for the impairment of goodwill related to Hudson Europe.

Hudson Europe’s EBITDA was $0.4 million for the year ended December 31, 2008, as compared to EBITDA of $29.2 million for 2007. On a constant currency basis, EBITDA decreased $31.5 million for the year ended December 31, 2008, as compared to 2007. As measured in constant currency, Hudson Europe’s EBITDA, as a percentage of revenue, was 0.6% for the year ended December 31, 2008, compared to 6.3% for 2007. The decrease in EBITDA, as measured in constant currency, resulted primarily from the $19.6 million impairment of goodwill and a $9.0 million reduction in EBITDA in the U.K for the reasons discussed above.

Hudson Europe’s operating loss was $5.4 million for the year ended December 31, 2008, as compared to operating income of $23.1 million for 2007. On a constant currency basis, operating income decreased $31.8 million for the year ended December 31, 2008, as compared to 2007. Hudson Europe’s operating (loss) income, as a percentage of revenue, was - 2.0% for the year ended December 31, 2008, compared to 5.0% for 2007. The decrease in operating income, as measured in constant currency, resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $395.1 million for the year ended December 31, 2008, as compared to $415.1 million for 2007, a decrease of $20.1 million (4.8%). On a constant currency basis, Hudson Asia Pacific’s revenue decreased $29.6 million (7.1%), during the year ended December 31, 2008, as compared to 2007. Australia accounted for the largest decrease in revenue, as measured in constant currency, which principally resulted from decreases in contracting revenue of $7.3 million (3.5%), permanent recruitment services of $6.0 million (9.1%) and talent management consulting service of $2.8 million (19.1%). The decreases in Australia were primarily due to our withdrawal from low margin business, lower demand earlier in the year for outplacement services and weaker economic conditions. New Zealand’s contracting and permanent recruitment revenues decreased by $7.8 million (12.7%) and $2.6 million (21.3%), respectively, primarily attributed to declining economic conditions in the latter part of 2008.

Hudson Asia Pacific’s direct costs were $222.2 million for the year ended December 31, 2008, as compared to $234.3 million for 2007, a decrease of $12.0 million (5.1%). On a constant currency basis, direct costs decreased $15.5 million (6.6%) for the year ended December 31, 2008, as compared to 2007. The decrease in direct costs was consistent with the decrease in contracting revenue as noted above.

Hudson Asia Pacific’s gross margin was $172.8 million for the year ended December 31, 2008, as compared to $180.9 million for 2007, a decrease of $8.1 million (4.4%). On a constant currency basis, gross margin decreased $14.1 million (7.8%) for the year ended December 31, 2008, as compared to 2007. As measured in constant currency, gross margin, as a percentage of revenue, was 43.2% for the year ended December 31, 2008, compared to 43.6% for 2007. The decrease in gross margin resulted primarily from the larger decline in permanent recruitment revenue compared to temporary contracting revenue in Australia of $5.8 million (8.9%) related to permanent recruitment service. Decreases in New Zealand’s permanent recruitment services and contract services of $2.6 million (21.2%) and $1.9 million (16.5%), respectively, also contributed to the decline in gross margin. Gross margin in Asia remained flat when compared to 2007.

Hudson Asia Pacific’s selling, general and administrative expenses were $155.6 million for the year ended December 31, 2008, compared to $151.4 million for 2007, an increase of $4.2 million (2.8%). On a constant currency basis, selling, general and administrative expenses decreased $1.1 million (0.7%) for the year ended December 31, 2008, as compared to 2007. Selling, general and administrative expenses, as a percentage of revenue, were 39.0% for the year ended December 31, 2008, compared to 36.5% for 2007. The decrease in selling, general and administrative expenses was less than proportional to the decline in gross margin as a result of certain investments made earlier in the year, including a new office in Beijing.

Hudson Asia Pacific incurred $4.5 million of reorganization expenses during the year ended December 31, 2008, as compared to none for 2007. Reorganization expenses incurred during the year ended December 31, 2008 included severance costs and contract termination costs related to the Company’s 2008 reorganization program.

Based on the results of the annual impairment test that was commenced on October 1, 2008 and updated through December 31, 2008, the Company recorded, for 2008, a non-cash charge of $6.7 million for the impairment of goodwill related to Hudson Asia Pacific.

Hudson Asia Pacific’s EBITDA was $10.1 million for the year ended December 31, 2008, compared to $33.4 million for 2007, a decrease of $23.3 million or 69.7%. On a constant currency basis, EBITDA decreased $24.0 million, or 72.6%, for the year ended December 31, 2008, compared to 2007. EBITDA, as a percentage of revenue, was 2.4% for the year ended December 31, 2008, compared to 8.1% for 2007. The decrease in EBITDA was primarily due to reduced business levels as described above, the goodwill impairment charge of $6.7 million and reorganization charges of $4.5 million.

Hudson Asia Pacific’s operating income was $6.0 million for the year ended December 31, 2008, as compared to $29.5 million for 2007, a decrease of $23.5 million (79.7%). On a constant currency basis, operating income decreased $24.3 million for the year ended December 31, 2008, compared to 2007. Operating income, as a percentage of revenue, was 1.3% for the year ended December 31, 2008, compared to 7.1% for 2007. The decrease in operating income, as measured in constant currency, resulted primarily from the same factors as discussed above with respect to EBITDA.

Corporate and Other

Corporate expenses were $28.5 million for the year ended December 31, 2008, as compared to $26.8 million for 2007, an increase of $1.7 million or 6.3%. This increase was due to higher professional fees of $5.3 million and the resolution of outstanding litigation of $1.3 million and was partially offset by decreases in support staff compensation of $2.4 million, travel related expenses of $1.5 million and marketing and promotion costs of $0.4 million as compared to 2007.

Other income was $3.5 million for the year ended December 31, 2008, as compared to $3.4 million in 2007. Other income in 2008 primarily consisted of foreign exchange gains compared to 2007, which included a gain on the sale of the U.K. office and support services business.

Interest income, net was $1.1 million for the year ended December 31, 2008, compared to $0.7 million for 2007. The increase was primarily due to the Company’s lower borrowings under its credit facility during the year ended December 31, 2008, compared to 2007, resulting in reduced interest expense.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2008 was $8.6 million on a $68.8 million loss from continuing operations, as compared to a provision of $16.9 million on $20.8 million of income from continuing operations for 2007. The effective rate differs from the statutory rate due to the tax impact of U.S. and foreign tax losses for which the Company receives no benefit of $18.4 million, nondeductible goodwill impairment charges of $9.3 million, taxes related to foreign income of $1.4 million, other nondeductible expenses of $4.4 million and a net benefit for state and local taxes of $0.7 million. Our effective rate will change from year to year based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local taxes, and tax audit settlements. The effective rate for income taxes for the year ended December 31, 2008 was - 12.5% as compared to 81.3% for 2007.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations was $77.4 million for the year ended December 31, 2008, as compared to a net income of $3.9 million for 2007. The net loss for the year ended December 31, 2008 included non-cash charges of $67.1 million related to impairment of goodwill and intangible assets and a write down of long-term assets. Basic and diluted loss per share from continuing operations were $3.07 for the year ended December 31, 2008, as compared to basic and diluted earnings per share of $0.15 for 2007.

Discontinued Operations

Net income from discontinued operations was $3.1 million for the year ended December 31, 2008 and related principally to Highland, BPM and ETS. Included in this amount was $5.4 million of gains on sale consisting principally of $3.4 million for Highland due to its achievement of certain 2007 metrics as defined in the sale agreement and a $2.7 million gain on the sale of BPM, partially offset by a $0.7 million loss on sale of ETS. Also included in this amount were operating losses from discontinued operations of $5.6 million, which included charges of $2.8 million primarily for the settlement of retained liabilities of ETS, as well as the cost of final liquidation of the Highland entities of $1.9 million. Partially offsetting the operating losses is an income tax benefit of $3.3 million principally associated with the wind down of the Highland business. Net income from discontinued operations was $11.1 million for the year ended December 31, 2007 and included the dispositions of HHCS and T&I, and the 2007 operating results of BPM and ETS. Basic and diluted earnings per share from discontinued operations were $0.12 for the year ended December 31, 2008, as compared to $0.44 of basic earnings per share and $0.43 diluted earnings per share for 2007.

Net (Loss) Income

Net loss was $74.3 million for the year ended December 31, 2008, compared to net income of $15.0 million for 2007. Basic and diluted loss per share were $2.95 for the year ended December 31, 2008 compared to basic earnings per share of $0.59 and diluted earnings per share of $0.58 for the year ended December 31, 2007.

The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

	For the year ended December 31,
		2007		2006
	As reported	Currency translation	Constant currency	As reported
Revenue:
Hudson Americas	$291,525	$(240)	$291,285	$306,732
Hudson Europe	466,385	(37,880)	428,505	454,409
Hudson Asia Pacific	415,143	(40,251)	374,892	392,327

Total	1,173,053	(78,371)	1,094,682	1,153,468

Direct costs:
Hudson Americas	204,031	(61)	203,970	215,263
Hudson Europe	228,866	(18,541)	210,325	246,850
Hudson Asia Pacific	234,283	(24,405)	209,878	233,499

Total	667,180	(43,007)	624,173	695,612

Gross margin:
Hudson Americas	87,494	(179)	87,315	91,469
Hudson Europe	237,519	(19,339)	218,180	207,559
Hudson Asia Pacific	180,860	(15,846)	165,014	158,828

Total	$505,873	$(35,364)	$470,509	$457,856

Selling, general and administrative (a):
Hudson Americas	$95,512	$(197)	$95,315	$101,899
Hudson Europe	211,951	(17,517)	194,434	191,211
Hudson Asia Pacific	151,368	(13,021)	138,347	131,198
Corporate	26,803	—	26,803	31,120

Total	$485,634	$(30,735)	$454,899	$455,428

(a)	Selling, general and administrative expenses include the following captions on the Consolidated Statements of Operations: salaries and related, office and general, acquisition-related expenses, marketing and promotion, and depreciation and amortization.

Hudson Americas

Hudson Americas’ revenue was $291.5 million for the year ended December 31, 2007, down 5.0% from $306.7 million for 2006. Revenues decreased against the prior year in both contract staffing services (68% of the total decline) and permanent placement (32% of the total decline). Contracting revenue was down 4% and permanent placement revenue was down 15% compared to 2006. The decrease in contracting revenue was primarily due to decreases in Information Technology (9%) and Financial Solutions (12%), partially offset by an increase in Legal (1%). The largest decreases in permanent placement revenue were in Management Search (19%) and Financial Solutions (23%).

Hudson Americas’ direct costs for the year ended December 31, 2007 were $204.0 million compared to $215.3 million for 2006, a decrease of 5.2%. The decrease in direct costs was consistent with the decrease in Hudson Americas’ temporary contracting revenue in 2007 compared to 2006.

Hudson Americas’ gross margin for the year ended December 31, 2007 was $87.5 million, lower by $3.9 million, or 4.3%, from $91.5 million for the year ended December 31, 2006. The $87.5 million gross margin included temporary contracting gross margin of $65.3 million and permanent placement gross margin of $21.5 million. The decrease in gross margin of $3.9 million was primarily from a decrease of $4.8 million in permanent placement partially offset by an increase in temporary contracting margin of $1.2 million. The decrease in permanent placement was primarily Management Search (24%), Financial Solutions (24%) and Legal Services (16%). The increase in the temporary contracting gross margin was within Information Technology (5%) and Legal Services (2%), partially offset by a decrease in Financial Solutions (7%). Total gross margin as a percentage of revenue was 30.0% for the year-ended December 31, 2007 versus 29.8% for the same period in 2006. The increase in gross margin as a percentage of revenue was attributable to the increase in temporary contracting gross margin as a percentage of revenue (24.4% in 2007 compared to 23.0% in 2006), substantially offset by a decrease in permanent placement gross margin as a percentage of revenue (24.6% in 2007 compared to 28.7% in 2006).

Hudson Americas’ selling, general and administrative expenses were $95.5 million for the year ended December 31, 2007, lower by 7.4% from $103.2 million for 2006. Selling, general and administrative expenses were 32.8% and 33.6% as a percentage of revenue for 2007 and 2006, respectively. The decrease in selling, general and administrative expenses was primarily due to decreases in compensation from lower headcount and lower commission expenses ($4.2 million) associated with the decreases in permanent placement revenue, administrative expenses ($2.7 million) and depreciation and amortization ($2.0 million), partially offset by non-cash compensation related to the JMT acquisition ($3.6 million). For the year ended December 31, 2007, selling, general and administrative expenses included $1.8 million resulting from the completion of the prior period sales tax review, compared to $1.1 million for 2006. Based on current available information, the Company does not believe that there will be any material expense in future periods related to prior period sales tax matters. In 2007, the Company paid approximately $0.6 million of payroll taxes related to new IRS guidance on employee expense reimbursements.

Hudson Americas had reorganization expenses of $0.5 million for the year ended December 31, 2007, compared to $1.3 million in 2006. The 2007 charge related to costs for exiting three leases in the U.S. and final adjustments for employee severance on the Company’s 2006 reorganization program. The Company substantially completed its 2006 reorganization program and does not expect significant expenses related to this program in the future.

Hudson Americas’ EBITDA was a loss of $4.2 million for the year ended December 31, 2007, an improvement of $3.4 million compared to a loss of $7.6 million for 2006. The increase in EBITDA was primarily attributable to lower headcount and lower commission expenses of $4.2 million and lower administrative costs of $2.7 million, offset by acquisition-related expense related to the JMT acquisition of $3.6 million.

Hudson Americas’ operating loss was $8.5 million for the year ended December 31, 2007, an improvement of $5.4 million, compared to an operating loss of $13.9 million for 2006. The improvement was due to the same factors as described above in EBITDA and decreased depreciation and amortization expenses on furniture and fixtures and client lists.

Hudson Europe

Hudson Europe’s revenue was $466.4 million for the year ended December 31, 2007, up 2.6% from $454.4 million for 2006. On a constant currency basis, Hudson Europe’s revenue decreased approximately 5.7% in 2007 compared to 2006. The largest decrease in constant currency revenue was from lower temporary contracting revenue in the U.K. (19%), including the impact of exiting the U.K. office support and the Scottish industrial businesses (“U.K. Divestitures”) which had revenue of $20.1 million in 2006. The constant currency decrease was partially offset by increases of permanent placement and talent management consulting services in both Belgium (20%) and the U.K. (9%), strong demand for permanent placements in France (17%) and Central and Eastern Europe (19%) and increased temporary contracting billings in the Netherlands (4%).

Hudson Europe’s direct costs for the year ended December 31, 2007 were $228.9 million, a reduction of $18 million, or 7.3%, compared to $246.9 million for 2006. On a constant currency basis, direct costs decreased 14.8% for 2007 in comparison to 2006. The decrease was primarily the result of lower temporary contracting costs in the U.K. (20%), which included the U.K. Divestitures.

Hudson Europe’s gross margin for the year ended December 31, 2007 was $237.5 million, higher by $30.0 million, or 14.4%, compared to 2006. On a constant currency basis, gross margin as a percentage of revenue was 50.9% for 2007, an increase from 45.7% for 2006, primarily due to a reduction in lower margin business in the U.K., together with the growth in permanent placement and talent management consulting services. On a constant currency basis, gross margin increased by 5.2% for the year ended December 31, 2007 when compared to 2006. Hudson Europe’s largest constant currency increases were in U.K. permanent placement (9%), Belgium (19%), France (17%) and Central and Eastern Europe (21%), partially offset by lower gross margin from temporary contracting (17%) primarily due to the U.K. Divestitures. Hudson Europe’s temporary gross margin as a percentage of temporary contracting revenue increased to 20.0% in 2007 from 19.0% in 2006.

Hudson Europe’s selling, general and administrative expenses were $212.0 million for the year ended December 31, 2007, higher by 10.9% from $191.2 million for 2006. Selling, general and administrative expenses for 2007 and 2006 were 45.4% and 42.1% as a percentage of revenue, respectively. On a constant currency basis, the 2007 selling, general and administrative expenses increased by 1.7% compared to 2006. The largest increases in selling, general and administrative expenses for 2007 came from sales and delivery costs (4%) and support salaries (10%), partially offset by lower depreciation and amortization expense (19%), occupancy costs (8%) and bad debt expense (115%). Acquisition-related expense related to the Balance acquisition was $1.7 million in both 2007 and 2006.

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

Hudson Europe’s EBITDA was $29.2 million for the year ended December 31, 2007, an increase of $8.7 million compared to $20.5 million for 2006. Hudson Europe achieved an EBITDA of 6.3% of revenue in 2007 compared to 4.5% in 2006. Key EBITDA contributors included France (143%), Belgium (71%) and Nordics (367%). EBITDA in the U.K. (9%) included the impact of the U.K. Divestitures which had $1.6 million of EBITDA in 2006. These EBITDA contributions were partially offset by a net loss in Italy, primarily related to severance for a change in leadership ($1.0 million).

Hudson Europe’s operating income was $23.1 million for the year ended December 31, 2007, compared to $13.7 million for 2006. Hudson Europe’s 2007 improvement in operating results was essentially due to the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $415.1 million for the year ended December 31, 2007, up 5.8% from $392.3 million for 2006. On a constant currency basis, Hudson Asia Pacific’s revenue decreased approximately 4.4% compared to 2006. The largest constant currency revenue decrease came from temporary contracting in Australia (11%), largely due to the continued strategic exit from low margin business. The region also experienced a decline in permanent placement revenue in Japan (40%), due to its transition to a business model less focused on retained search. These decreases were offset in part by growth in permanent placement in China (70%), Australia (8%) and Hong Kong (39%). During 2007, the Company acquired TKA, which contributed $2.6 million to China’s $4.4 million constant currency revenue increase for 2007 over 2006.

Hudson Asia Pacific’s direct costs for the year ended December 31, 2007 were $234.3 million, an increase of $0.8 million, or 0.3%, compared to $233.5 million for 2006. On a constant currency basis, direct costs decreased by $23.6 million or (10.1%) compared to 2006. The decrease in direct costs is consistent with the withdrawal from lower margin contracts.

Hudson Asia Pacific’s gross margin for the year ended December 31, 2007 was $180.9 million, an increase of $22.0 million, or 13.9% from $158.8 million for 2006. Gross margin, as a percentage of revenue, was 43.6% for 2007, an increase from 40.5% for 2006, primarily due to an increased percentage of total gross margin coming from permanent placement services combined with increased temporary contracting margins. On a constant currency basis, gross margin increased by 3.9% for the year ended December 31, 2007 when compared to the year ended December 31, 2006. The gross margin increase was from increases in permanent placement in Australia (7%), China (75%), Hong Kong (38%) Singapore (15%), and partially offset by a decrease in Japan (40%).

Hudson Asia Pacific’s selling general and administrative expenses were $151.4 million for the year ended December 31, 2007, higher by 15.4% from $131.2 million for 2006. Selling, general and administrative expenses as a percent of revenue were 36.5% and 33.4% for 2007 and 2006, respectively. On a constant currency basis, 2007 selling, general and administrative expenses increased by 5.5% compared to 2006. The increased expenses in 2007 were the result of increases in China (93%), mainly from the TKA acquisition (41%) and related increased occupancy costs resulting from a relocation to a larger office space during 2007, and Hong Kong (54%) for sales and delivery compensation costs.

Hudson Asia Pacific had nominal reorganization expenses for the year ended December 31, 2007, compared to $0.8 million in 2006. The Company substantially completed its 2006 reorganization program and does not expect significant expenses related to this program in the future.

Hudson Asia Pacific’s EBITDA was $33.4 million for the year ended December 31, 2007, an increase of 11.6%, or $3.5 million, from $30.0 million for 2006. EBITDA as a percentage of revenue increased to 8.1% for 2007 compared to 7.6% in 2006, with an increase in Australia being mostly offset by a decrease in Japan. Australia’s EBITDA as a percentage of revenue increased to 7.7% in 2007 from 6.3% in 2006, primarily due to the continued focus on moving to higher margin business. Japan reported EBITDA losses in the current year compared to income in the prior year due to its business model transition.

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

Other non-operating income (expenses), including interest, was $4.1 million for the year ended December 31, 2007, higher by $4.2 million when compared to ($0.05) million for 2006. Interest income for 2007 was $0.7 million compared to an expense of $1.6 million in 2006. Non-operating expense for 2007 included a gain on the sale of the U.K. office and support services.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2007 was $16.9 million on income from continuing operations of $20.8 million, compared with a provision of $3.5 million on a loss from continuing operations of $5.3 million for 2006. The change in the Company’s tax provision for the year ended December 31, 2007 compared to 2006 was primarily related to increased profits in countries where there are no tax loss carry forwards to offset taxable income. Included in the 2006 tax provision is a release of valuation allowances on tax loss carry forwards against $48.1 million of foreign pretax income. The effective tax rate differs from the U.S. Federal statutory rate of 35%, due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition-related payments, variations from the U.S. tax rate in foreign jurisdictions, and taxes on repatriation of foreign profits.

Income from Continuing Operations

Income from continuing operations was $3.9 million for the year ended December 31, 2007, compared to a loss of $8.8 million for 2006. Basic and diluted earnings per share from continuing operations were $0.15 for the year ended December 31, 2007, compared to basic and diluted loss per share of $0.36 for the year ended December 31, 2006. Basic average shares outstanding increased in 2007 as a result of various employee stock compensation awards that vested or were issued or granted at various times during 2007. For 2006, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Discontinued Operations

BPM, ETS, HHCS, T&I and the former Highland segment comprise the Company’s discontinued operations. Income from discontinued operations was $11.1 million for year ended December 31, 2007, compared to income of $29.2 million for 2006. The 2007 results include a gain of $6.8 million related to the Australian and Netherlands discontinued operations, compared to the 2006 gain from the sale of Highland of $20.4 million. Basic and diluted earnings per share from discontinued operations were $0.44 and $0.43, respectively, for the year ended December 31, 2007, compared to basic and diluted earnings per share of $1.19 for 2006.

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

The Company has an Amended and Restated Credit Agreement (the “Credit Agreement”), dated July 31, 2007 with Wells Fargo Foothill, Inc. and another lender. The Company entered into an amendment to the Credit Agreement on December 30, 2008. The Credit Agreement provides the Company with the ability to borrow up to $75.0 million, including the issuance of letters of credit. The Company’s available borrowings under the Credit Agreement are based on an agreed percentage of eligible accounts receivable principally related to the Company’s North America, U.K. and Australia operations, as defined in the Credit Agreement, less required reserves. As of December 31, 2008 the Company’s minimum borrowing base was $55.4 million. As a result of the December 30, 2008 amendment, the Company must maintain a minimum borrowing base of $25.0 million. As of December 31, 2008, the Company had $5.3 million of outstanding borrowings under the Credit Agreement and a total of $5.4 million of outstanding letters of credit, resulting in available borrowings of $19.7 million after deducting the minimum borrowing base. The December 30, 2008 amendment eliminated the minimum EBITDA covenant requiring the Company’s quarterly EBITDA for a trailing twelve-month period to be not less than $25.0 million.

The maturity date of the Credit Agreement is July 31, 2012. Borrowings may be made with an interest rate based on the prime rate plus a margin based on borrowing availability or an interest rate based on the LIBOR rate plus a margin based on borrowing availability. The December 31, 2008 amendment established minimum interest rates and increased the aforementioned prime rate and LIBOR rate margins, thus increasing the interest rates the Company will pay on borrowings under the Credit Agreement. The interest rate on outstanding borrowings was 3.25% as of December 31, 2008. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company.

The Credit Agreement contains various restrictions and covenants, including those that (1) prohibit payments of dividends; (2) limit the Company’s capital expenditures in each fiscal year to $9 million in 2009 and $11.0 million per year thereafter; (3) restrict the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; (4) limit dispositions of assets to permitted dispositions in the aggregate not to exceed $15.0 million per year; (5) limit guarantees of indebtedness; (6) limit the Company’s stock repurchases to $11 million between January 1, 2008 and February 28, 2009 and prohibit such repurchases thereafter; and (7) limit the amount of permitted acquisitions to $10.0 million per year. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2008.

After January 2009, which is traditionally our lowest revenue generating month in the year, the eligible receivables base under the Credit Agreement reached what we believe to be a temporary low point. The lower borrowing base combined with payments for 2008 annual bonuses and payroll taxes reduced both cash on hand and borrowing availability under the Credit Agreement. As of February 16, 2009, the Company had $11.2 million of outstanding borrowings and $5.2 million of letters of credit resulting in the Company being able to borrow an additional $2.3 million under the Credit Agreement.

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

Cash flows

(In Millions)	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net cash provided by operating activities	$11.9	$37.7	$35.8
Net cash provided by (used in) investing activities	4.2	(50.8)	1.9
Net cash (used in) provided by financing activities	(0.7)	4.9	(28.8)
Effect of exchange rate changes on cash and cash equivalents	(5.4)	2.8	1.6

Net increase (decrease) during period in cash and cash equivalents	$10.0	$(5.4)	$10.5

The Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Cash Flows Provided by Operating Activities

The Company generated cash from operating activities of $11.9 million for the year ended December 31, 2008, compared to $37.7 million for 2007, a decrease of $25.8 million. The decrease in cash provided by operating activities was primarily due to lower gross margin and net earnings from operations, and $11.9 million in charges related to the lease termination payments, employee termination benefits and contract cancellation costs related to the 2008 business reorganization plan.

Cash Flows Provided by (Used in) Investing Activities

For the year ended December 31, 2008, the Company generated $4.2 million in cash from investing activities compared to cash used in investing activities of $50.8 million for 2007, an increase of $55.0 million. The increase in cash provided by investing activities in 2008 was primarily due to the considerably lower earn-out payment in 2008 ($6.6 million in 2008 compared to $37.5 million in 2007), proceeds from the sale of the non-core ETS business of $11.0 million and BPM business of $6.6 million, the receipt of an earn-out payment related to the sale of Highland of $3.4 million and decreased capital expenditures of $2.7 million.

Cash Flows (Used in) Provided by Financing Activities

For the year ended December 31, 2008, the Company used $0.7 million in financing activities compared to cash provided by financing activities of $4.9 million for 2007, an increase of $5.6 million in cash used in financing activities. The increase in cash used in financing activities in 2008 was primarily due to the purchase of our common stock of $7.5 million and reduced proceeds from the exercise of stock options of $3.2 million, which was primarily offset by an increase in proceeds from net borrowings under the Credit Agreement of $5.3 million.

The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Cash Flows Provided by Operating Activities

The Company generated cash from operating activities of $37.7 million and $35.9 million for the years ended December 31, 2007 and 2006, respectively. Increased cash provided by operating activities in 2007 compared to 2006 was primarily from an increase of $1.9 million due to lower gains on asset dispositions and lower net earnings, which were offset by collections on accounts receivable and non-cash acquisition-related expenses. Cash flows provided from discontinued operations included in operating activities for the years ended December 31, 2007 and 2006 were $3.3 million and $8.5 million, respectively.

Cash Flows (Used in) Provided by Investing Activities

During the year ended December 31, 2007, the Company used $50.8 million in investing activities compared to cash provided by investing activities of $1.9 million for the year ended December 31, 2006. This increase in cash used in investing activities in 2007 was the result of increases in acquisition payments of $27.3 million, decreased proceeds from the sale of assets of $10.4 million, an increased balance in restricted cash of $2.9 million and increased capital expenditures of $2.0 million. Cash flows used in discontinued operations included in investing activities for the years ended December 31, 2007 and 2006 were $0 and $0.1 million, respectively.

Cash Flows Provided by (Used in) Financing Activities

During the year ended December 31, 2007, the Company provided cash from financing activities of $4.9 million compared to $28.8 million used during the year ended December 31, 2006. The increase in cash generated from financing activities in 2007 was due to a net decrease in payments on borrowings under the Credit Agreement of $30.0 million, decreased payments on long-term debt of $2.5 million and an increase in cash from proceeds from the exercise of stock options of $1.2 million. There were no financing cash flows from discontinued operations for the years ended December 31, 2007 and 2006.

Liquidity Outlook

The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on cash and cash equivalents on hand at December 31, 2008, supplemented by availability under the Credit Agreement. Cash and cash equivalents totaled $49.2 million and $39.2 million, as of December 31, 2008 and December 31, 2007, respectively. The Company’s near-term cash requirements are primarily related to funding operations, a portion of prior year restructuring actions, contingent payments related to prior acquisition earn-out liabilities of between $1-3 million during 2009 and capital expenditures.

The Company believes, however, that the current external market conditions are unprecedented, particularly the access to liquidity and economic deterioration. The Company cannot provide assurance that actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

A substantial portion of the Company’s earnings and cash flow are generated from its foreign subsidiaries. For the most part, these subsidiaries are responsible for funding their own expenses and liabilities. The parent entity is responsible for and incurs expenses related to executive management, corporate governance, human resources, accounting, administration, tax and treasury and is also a source of funding for any necessary cash deficits of its subsidiaries. The parent entity is primarily funded by dividends and management fees from its subsidiaries and access to the Credit Facility discussed above.

Off-Balance Sheet Arrangements.

As of December 31, 2008, the Company had no off-balance sheet arrangements.

Contractual Obligations.

The Company has entered into various commitments that will affect its cash generation capabilities going forward. Particularly, it has entered into several non-cancelable operating leases for facilities and equipment worldwide. Future contractual obligations as of December 31, 2008 are as follows (dollars in thousands) (commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2008):

Contractual Obligation (a)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$34,273	$46,557	$20,416	$32,400	$133,646
Other long term liabilities:
Reorganization expenses	5,724	1,476	—	—	7,200

Total	$39,997	$48,033	$20,416	$32,400	$140,846

(a)	The Company’s other non-current liabilities of $16,904 in the Consolidated Balance Sheet as of December 31, 2008 are primarily comprised of deferred rent, income taxes, unrecognized tax benefits, employees deferred compensation, and other various accruals. As the timing and/or amounts of any cash payment is uncertain, the related amounts have not been reflected in the table above.

REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, including the current global economic downturn, (2) the ability of clients to terminate their relationship with the Company at any time, (3) risks in collecting our accounts receivable, (4) implementation of the Company’s cost reduction initiatives effectively, (5) the Company’s history of negative cash flows and operating losses may continue, (6) the Company’s limited borrowing availability under our credit facility, which may negatively impact our liquidity, (7) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (8) risks relating to fluctuations in the Company’s operating results from quarter to quarter, (9) risks related to international operations, including foreign currency fluctuations, (10) risks associated with our investment strategy, (11) risks and financial impact associated with dispositions of underperforming assets, (12) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (13) competition in the Company’s markets and the Company’s dependence on highly skilled professionals, (14) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (15) the Company’s dependence on key management personnel, (16) volatility of stock price, (17) the impact of government regulations, and (18) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2008, the Company earned approximately 84% of its gross margin outside the United States, and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets. The translation of the foreign currency into the Unites States dollar is reflected as a component of stockholders’ equity and it does not impact our operating results.

The Company has a Credit Agreement with Wells Fargo Foothill, Inc. and another lender. Borrowings under the Credit Agreement may be made with an interest rate based on the prime rate plus a margin based on borrowing availability or an interest rate based on the LIBOR rate plus a margin based on borrowing availability. The December 30, 2008 amendment to the Credit Agreement established minimum interest rates and increased the applicable margins, thus increasing the interest rates the Company will pay on borrowing under the Credit Agreement. The Company does not hedge the interest risk on borrowings under the Credit Agreement and accordingly it is exposed to interest rate risk on the borrowings under the Credit Agreement. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. That attestation report is set forth immediately following the report of KPMG LLP on the financial statements included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hudson Highland Group, Inc.:

We have audited the accompanying consolidated balance sheet of Hudson Highland Group, Inc. and subsidiaries (Hudson Highland Group, Inc.) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as of December 31, 2008, which is included in Item 15 of Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Highland Group, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein as of December 31, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hudson Highland Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2009 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 3, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hudson Highland Group, Inc.:

We have audited Hudson Highland Group Inc.’s and subsidiaries (Hudson Highland Group, Inc.) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Highland Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hudson Highland Group, Inc, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hudson Highland Group, Inc. as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2008, and our report dated March 3, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 3, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors

Hudson Highland Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheet of Hudson Highland Group, Inc. as of December 31, 2007, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Highland Group, Inc. as of December 31, 2007, and the results of its operations and its cash flows for years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, the company adopted FASB Interpretation No. 48, Accounting for Income Taxes. As discussed in Note 10 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York
March 6, 2008, except for Note 3, as to which the date is March 3, 2009

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue	$1,080,231	$1,173,053	$1,153,468
Direct costs	616,099	667,180	695,612

Gross margin	464,132	505,873	457,856
Operating expenses:
Salaries and related	333,116	349,454	323,429
Office and general	93,576	97,171	94,289
Marketing and promotion	17,293	19,103	17,536
Acquisition-related expenses	—	5,299	1,687
Depreciation and amortization	14,795	14,607	18,487
Business reorganization expenses	11,588	4,362	6,015
Merger and integration expenses (recoveries)	38	(787)	362
Goodwill and other impairment charges	67,087	—	1,300

Total operating expenses	537,493	489,209	463,105

Operating (loss) income	(73,361)	16,664	(5,249)
Other income (expense):
Interest, net	1,061	700	(1,634)
Other, net	3,518	3,445	1,584

(Loss) income from continuing operations before provision for income taxes	(68,782)	20,809	(5,299)
Provision for income taxes	8,629	16,917	3,516

(Loss) income from continuing operations	(77,411)	3,892	(8,815)
Income from discontinued operations, net of income taxes	3,093	11,089	29,243

Net (loss) income	$(74,318)	$14,981	$20,428

Earnings per share:
Basic
(Loss) income from continuing operations	$(3.07)	$0.15	$(0.36)
Income from discontinued operations	0.12	0.44	1.19

Net (loss) income	$(2.95)	$0.59	$0.83

Diluted
(Loss) income from continuing operations	$(3.07)	$0.15	$(0.36)
Income from discontinued operations	0.12	0.43	1.19

Net (loss) income	$(2.95)	$0.58	$0.83

Basic weighted average shares outstanding:	25,193	25,274	24,471
Diluted weighted average shares outstanding:	25,193	25,914	24,471

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$49,209	$39,245
Accounts receivable, less allowance for doubtful accounts of $3,515 and $4,838, respectively	128,578	187,981
Prepaid and other	15,683	18,389
Current assets of discontinued operations	—	13,460

Total current assets	193,470	259,075
Intangibles, net	2,498	4,793
Property and equipment, net	24,512	29,470
Goodwill	—	73,442
Other assets	10,473	7,214
Non-current assets of discontinued operations	—	212

Total assets	$230,953	$374,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,833	$20,988
Accrued expenses and other current liabilities	77,717	120,322
Short-term borrowings and current portion of long-term debt	5,307	243
Accrued business reorganization expenses	5,724	3,490
Current liabilities of discontinued operations	—	7,383

Total current liabilities	104,581	152,426
Other non-current liabilities	16,904	18,976
Accrued business reorganization expenses, non-current	1,476	2,689

Total liabilities	122,961	174,091
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 26,494 and 25,691 shares, respectively	26	26
Additional paid-in capital	450,739	444,075
Accumulated deficit	(362,905)	(288,587)
Accumulated other comprehensive income—translation adjustments	27,054	44,946
Treasury stock, 1,140 and 25 shares, respectively, at cost	(6,922)	(345)

Total stockholders’ equity	107,992	200,115

Total liabilities and stockholders’ equity	$230,953	$374,206

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net (loss) income	$(74,318)	$14,981	$20,428
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,913	14,989	19,992
Goodwill and other impairment charges	67,087	—	1,300
(Recovery of) provision for doubtful accounts	(213)	(88)	2,993
Provision for (benefit from) deferred income taxes	935	(563)	(7,576)
Stock-based compensation	4,701	5,514	5,956
Net (gain) loss on disposal of assets	(4,838)	(10,174)	(20,681)
Non-cash acquisition-related expenses	—	3,551	—
Changes in assets and liabilities, net of effects of business acquisitions:
Decrease in accounts receivable	50,393	26,190	12,895
(Increase) decrease in other assets	(3,663)	1,002	4,263
Decrease in accounts payable, accrued expenses and other liabilities	(44,909)	(14,696)	(3,596)
Increase (decrease) in accrued business reorganization expenses	1,772	(2,965)	(107)

Total adjustments	86,178	22,760	15,439

Net cash provided by operating activities	11,860	37,741	35,867

Cash flows from investing activities:
Capital expenditures	(10,558)	(13,250)	(11,210)
Proceeds from the sale of assets	20,861	2,859	23,323
Payments for acquisitions, net of cash acquired	(6,607)	(37,546)	(10,232)
Changes in restricted cash	500	(2,900)	—

Net cash provided by (used in) investing activities	4,196	(50,837)	1,881

Cash flows from financing activities:
Borrowings under credit facility and other short term financing	104,104	259,947	273,249
Repayments under credit facility and other short term financing	(98,797)	(259,947)	(303,321)
Net payments on current and long-term debt	(262)	(279)	(2,807)
Issuance of common stock—Long Term Incentive Plan option exercises	372	3,606	1,961
Issuance of common stock—employee stock purchase plans	1,670	1,652	2,115
Purchase of treasury stock, including fees	(7,491)	—	—
Purchase of restricted stock from employees	(242)	(115)	—

Net cash (used in) provided by financing activities	(646)	4,864	(28,803)

Effect of exchange rates on cash and cash equivalents	(5,446)	2,828	1,596
Net increase (decrease) in cash and cash equivalents	9,964	(5,404)	10,541
Cash and cash equivalents, beginning of year	39,245	44,649	34,108

Cash and cash equivalents, end of year	$49,209	$39,245	$44,649

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated (deficit) earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total	Total comprehensive income (loss)
	Shares	Value
Balance January 1, 2006	24,324,664	$24	$416,448	$(318,599)	$34,811	$(230)	$132,454	$(6,682)
Cumulative effect of the adoption of SAB 108	—	—	(907)	(1,860)	—	—	(2,767)	—
Net income	—	—	—	20,428	—	—	20,428	$20,428
Other comprehensive loss, translation adjustments	—	—	—	—	9,104	—	9,104	9,104
Issuance of shares for 401(k) plan contribution	126,950	—	2,073	—	—	—	2,073	—
Issuance of shares from exercise of stock options	243,105	—	1,961	—	—	—	1,961	—
Issuance of shares for employee stock purchase plans	229,380	1	2,114	—	—	—	2,115	—
Stock-based compensation	17,835	—	5,956	—	—	—	5,956	—

Balance December 31, 2006	24,941,934	25	427,645	(300,031)	43,915	(230)	171,324	$29,532

Cumulative effect of adoption of FIN 48	—	—	—	(3,537)	—	—	(3,537)	—
Net income	—	—	—	14,981	—	—	14,981	$14,981
Other comprehensive income, translation adjustments	—	—	—	—	1,031	—	1,031	1,031
Purchase of treasury stock	(8,882)	—	—	—	—	(115)	(115)	—
Compensation on JMT acquisition	—	—	3,551	—	—	—	3,551	—
Issuance of shares for 401(k) plan contribution	134,331	—	2,108	—	—	—	2,108	—
Issuance of shares from exercise of stock options	397,960	1	3,605	—	—	—	3,606	—
Issuance of shares for employee stock purchase plans	151,108	—	1,652	—	—	—	1,652	—
Stock-based compensation	49,500	—	5,514	—	—	—	5,514	—

Balance December 31, 2007	25,665,951	26	444,075	(288,587)	44,946	(345)	200,115	$16,012

Net loss	—	—	—	(74,318)	—	—	(74,318)	$(74,318)
Other comprehensive income, translation adjustments	—	—	—	—	(17,892)	—	(17,892)	(17,892)
Purchase of treasury stock	(1,248,456)	—	—	—	—	(7,491)	(7,491)	—
Purchase of restricted stock from employees	(26,939)	—	—	—	—	(242)	(242)	—
Issuance of shares for 401(k) plan contribution	140,051	—	(176)	—	—	1,156	980	—
Issuance of shares from exercise of stock options	54,500	—	372	—	—	—	372	—
Issuance of shares for employee stock purchase plans	296,555	—	1,670	—	—	—	1,670	—
Stock-based compensation	472,795	—	4,798	—	—	—	4,798	—

Balance December 31, 2008	25,354,457	$26	$450,739	$(362,905)	$27,054	$(6,922)	$107,992	$(92,210)

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

For the years ended December 31, 2007 and 2006, borrowings and repayments under the Company’s credit facility as reported within the financing section of the Consolidated Statements of Cash Flows incorrectly included both movements of the Company’s cash into and out of its lockbox account as well as actual borrowings and repayments under the Company’s credit facility. Actual borrowings and repayments under the Company’s credit facility during the year ended December 31, 2007 were $259,947 and $259,947, respectively, and during the year ended December 31, 2006 were $273,249 and $303,321, respectively. The Company has adjusted previously reported amounts to exclude the cash movements associated with its lockbox account as such amounts do not represent actual borrowings or repayments under its credit facility. The original classification had no impact on the amount of net borrowings reported within the financing section of the Consolidated Statements of Cash Flows because the movements of the Company’s cash into and out of the credit facility were equal and offsetting. See Note 14, “Financial Instruments” for information on the Company’s credit facility. The following table presents the effect of the above on the previously reported Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006.

	Year Ended December 31, 2007		Year Ended December 31, 2006
	As Reported	As Adjusted	As Reported	As Adjusted
Borrowings under credit facility	$485,423	$259,947	$540,869	$273,249
Repayments under credit facility	$(485,423)	$(259,947)	$(570,941)	$(303,321)

Net borrowings under credit facility	$—	$—	$(30,072)	$(30,072)

Reporting Segments

The Company provides professional staffing services on a permanent and contract basis and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into three reportable segments: Hudson Americas, Hudson Europe, and Hudson Asia Pacific, which constituted approximately 16%, 47% and 37% of the Company’s gross margin, respectively, for the year ended December 31, 2008.

Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional consulting.

Hudson Americas operates from 32 offices in the United States and Canada, with 96% of its 2008 gross margin generated in the United States. Hudson Europe operates from 43 offices in 15 countries, with 44% of its 2008 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 20 offices in 5 countries, with 64% of its 2008 gross margin stemming from Australia.

Hudson’s three regional businesses provide contract personnel and permanent recruitment services to a wide range of clients. With respect to contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. Hudson provides permanent recruitment services on both a retained and contingent basis and focuses on mid-level professionals. Hudson regional businesses also provide organizational effectiveness and development services through their Talent Management Solutions units.

Discontinued Operations

The Company has designated certain of its operations as discontinued operations in the accompanying Consolidated Financial Statements, as further discussed in Note 3.

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

The Company adopted SAB 108, effective January 1, 2006, adjusting two items: an un-reconciled difference in unbilled accounts receivable, for which the applicable prior period could not practicably be determined, and a correction of an error in the amortization of a free rent amount related to a lease of office space in the United Kingdom. The adjustment resulted in the Company recording credits of $923 to unbilled accounts receivable, $140 to accrued expenses and other current liabilities and $1,704 to other long-term liabilities with the offsetting debits of $1,860 to retained deficit and $907 to additional paid-in capital.

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

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and short term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities, the disclosures about contingent assets and liabilities, and the reported amounts of revenue and expenses. Such estimates include the value of purchase consideration, allowances for doubtful accounts, goodwill, intangible assets, and other long-lived assets, legal reserve and provision, estimated self-insured liabilities, assumptions used in the fair value of stock-based compensation and the valuation of deferred tax assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates the estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

The reduction in demand for our services due to continued weakness of global economic conditions may result in a decline in revenue and accounts receivable. Such declines may in turn impact the aforementioned estimates and assumptions, including specifically our allowance for doubtful accounts and our liquidity. Refer to Note 14 for further discussion of the provisions of our Credit Agreement.

Revenue Recognition

The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Temporary contracting revenue is reported on a gross basis when the Company acts as the principal in the transaction and is at risk for collection in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent”. The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.

The Company recognizes revenue for permanent placements based on the nature of the fee arrangement. Revenue generated when the Company permanently places an individual with a client on a contingent basis is recorded at the time of acceptance of employment, net of an allowance for estimated fee reversals. Revenue generated when the Company permanently places an individual with a client on a retained basis is recorded ratably over the period services are rendered, net of an allowance for estimated fee reversals.

The EITF reached a consensus on Issue No. 06-3, “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions”. The consensus provides that the presentation of taxes on either a gross or net basis is an accounting policy decision. The Company collects various taxes assessed by governmental authorities and records these amounts on a net basis.

Revenue, direct costs and gross margin of the Company were as follows:

	Year ended December 31, 2008			Year ended December 31, 2007			Year ended December 31, 2006
	Temporary	Other	Total	Temporary	Other	Total	Temporary	Other	Total
Revenue	$750,824	$329,407	$1,080,231	$802,063	$370,990	$1,173,053	$833,787	$319,681	$1,153,468
Direct costs	595,470	20,629	616,099	636,552	30,628	667,180	670,849	24,763	695,612

Gross margin	$155,354	$308,778	$464,132	$165,511	$340,362	$505,873	$162,938	$294,918	$457,856

Direct Costs and Gross Margin

Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s temporary contractors as well as reimbursed out-of-pocket expenses and other direct costs. Other direct costs include out-of-pocket expenses associated with search, permanent placement and other talent management services. Gross margin represents revenue less direct costs. The region where services are provided, the mix of temporary and permanent placements, and the functional nature of the staffing services provided can affect gross margin.

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

Cash and Cash Equivalents

Cash and cash equivalents, which consist primarily of money market funds, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents. At December 31, 2008 and 2007, outstanding checks in excess of cash account balances were $373 and $7,025, respectively, and are included in accounts payable on the accompanying Consolidated Balance Sheet.

Restricted Cash

The Company deposited $2,400 with an independent financial institution in a restricted account for the purpose of securing its Hudson U.S. workers’ compensation obligations. These deposits are restricted cash and represent deposits that have been provided or pledged to an insurance company to cover the cost of claims in the event the Company is unable to make payment on such claims. The restrictions on these deposits may be released as workers’ compensation claims are paid or when letters of credit are issued to cover the estimated obligation. This deposit replaced a letter of credit that the Company had in 2007 for this purpose. This restricted cash is held in interest bearing accounts and the interest is accrued for the benefit of the Company. Restricted cash of $2,400 and $2,900 at December 31, 2008 and 2007, respectively, is included in other assets on the accompanying Consolidated Balance Sheets.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight line method over the following estimated useful lives:

Years
Furniture and equipment	3 – 8
Capitalized software costs	2 – 5
Computer equipment	3 – 5

Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term. The amortization periods of material leasehold improvements are estimated at the inception of the lease term. Intangible assets are amortized on straight line basis over the estimate useful life.

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company’s use and software developed by a vendor for the Company’s proprietary use have been capitalized. Costs incurred for the Company’s own personnel who are directly associated with software development are capitalized as appropriate. Capitalized software costs are included in property and equipment.

Long-Lived Assets and Amortizable Intangibles

The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the cash flows using its weighted average cost of capital. The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Goodwill

SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that goodwill and indefinite-lived intangible assets not be amortized but be tested for impairment on an annual basis, or more frequently if circumstances warrant. The Company tests goodwill for impairment annually as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value. Per the provisions of SFAS No. 142, goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company’s reporting units are the components within the reportable segments identified in Note 16. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two compares the implied fair value of the reporting unit’s goodwill with the current carrying amount of that goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment amount equal to the difference is recorded.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), as amended. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)—an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. FIN 48 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In May 2007, the FASB issued FASB Staff Position (“FSP”) No. 48-1, “Definition of Settlement in FASB Interpretation No. 48”, an amendment of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (“FSP No. FIN 48-1”). FSP No. FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

The Company adopted FIN 48 effective January 1, 2007, which resulted in a cumulative adjustment of $3,537, which was accounted for as an increase in non-current liabilities for unrecognized tax benefits and an increase to beginning retained deficit. The cumulative effect of the adjustment consisted of $1,969 for income taxes related to both foreign and U.S. state and local jurisdictions, $671 of interest and $897 of penalties related to uncertain tax benefits. Accrued interest and penalties were $1,568 as of January 1, 2007. The Company had approximately $5,884 and $6,890 of unrecognized tax benefits, excluding interest and penalties of $1,625 and $2,019, which if recognized in the future, would affect the annual effective income tax rate as of December 31, 2008 and 2007 respectively. See Note 11 for further information regarding FIN 48.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the years ended December 31, 2008, 2007 and 2006, the effect of approximately 2,286,000, 0 and 768,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

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

Stock-Based Compensation

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments” using the modified retrospective transition method. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company determined the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. For stock options, the Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.

The Company determines its assumptions for the Black-Scholes option-pricing model in accordance with SFAS No. 123R and Staff Accounting Bulletin No. 107, “Interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment and certain Securities and Exchange Commission rules and regulations and provides the staffs views regarding the valuation of share-based payment arrangements for public companies.” (“SAB 107”).

•	The expected term of stock options is estimated using the simplified method since the Company currently does not have sufficient stock option exercise history.

•	The expected risk free interest rate is based on the U.S. Treasury constant maturity interest rate which term is consistent with the expected term of the stock options.

•	The expected volatility is based on the historic volatility.

In December 2007, the SEC staff issued SAB No. 110, “Certain Assumptions Used In Valuation Methods—Expected Term” (“SAB No. 110”). SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time the Company shares of common stock have been publicly traded.

Effect of Recently Issued Accounting Standards

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets,” (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R and SFAS No. 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of EITF 08-7 on its results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141R on its results of operations or financial condition.

In February 2007, the FASB issued FSAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The Company adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material impact on its results of operations or financial condition as the Company did not elect to apply the option to measure any of its financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of SFAS No. 157 did not have a material impact on its results of operations or financial condition. In February 2008, FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS No. 157 for financial assets and liabilities and FSP No. 157-3 did not have a material effect on the Company’s results of operations or financial condition. The Company does not currently expect the adoption of FSP No. 157-2 for nonfinancial assets and nonfinancial liabilities to have a material impact on its results of operations or financial condition.

3. DISCONTINUED OPERATIONS

On May 1, 2008, the Company completed the sale of substantially all of the assets of Balance Public Management B.V. (“BPM”), a division of Balance, to KH Health Care B.V. (“KHHC”). At the closing of the sale, the Company received €4,250, or $6,628, in cash from KHHC. For the year ended December 31, 2008, the Company recorded income of $3,054 from discontinued operations of BPM consisting primarily of a gain on the sale of BPM of $2,686, which included $243 of foreign currency translation gains, net of $3,737 of goodwill allocated to the business.

On February 4, 2008, the Company completed the sale of substantially all of the assets of Hudson Americas’ energy, engineering and technical staffing division (“ETS”) to System One Holdings LLC (“System One”). At the close of the sale, the Company received from System One pursuant to the sale agreement (i) $10,988 in cash, subject to a post-closing net working capital adjustment, (ii) a subordinated secured note in the aggregate principal amount of $5,000 with a five year maturity and (iii) a warrant to purchase 10% of the units of membership interests in System One. Upon the resolution of certain tax withholdings, the Company had the right to receive an additional $600 that was deposited by System One into an escrow account. The entire $600 was released from escrow by September 30, 2008. During June 2008, the post-closing net working capital adjustment was finalized, which resulted in a $372 payment to System One. The Company retained approximately $3,600 of receivables of ETS, all of which were collected as of April 30, 2008. The Company retained workers’ compensation liabilities of $1,153 and also recorded a charge in 2008 of $1,707 for retained payroll liabilities. The Company recorded a loss of $4,070 related to the ETS discontinued operations consisting of operating losses of $3,419 and a $651 loss on sale, net of approximately $873 of direct costs of the transaction and $6,944 of goodwill allocated to the business.

On December 14, 2007, the Company completed the sale (the “HHCS Sale”) of all of the outstanding shares of its Netherlands reintegration subsidiary, Hudson Human Capital Solutions B.V. (“HHCS”) to Workx! Holding B.V. (“Workx”). Workx is controlled by certain officers and key employees of HHCS. At the closing of the HHCS Sale, the Company received €500 in cash. The Share Purchase Agreement entered into in connection with the HHCS Sale provides for contingent payments to the Company of up to €200 subject to the achievement by HHCS of certain earnings before interest, tax, depreciation and amortization (“EBITDA”) targets in 2008 and 2009. The gain before income taxes on the HHCS Sale was $4,921, which includes approximately $7,354 of accumulated foreign currency translation gains previously included in other comprehensive income and now reclassified in accordance with SFAS No. 52, “Foreign Currency Translation” as a result of the HHCS Sale, offset by severance and professional fees of approximately $2,478.

Effective October 29, 2007, certain of the Company’s subsidiaries completed the sale (the “T&I Sale”) of Hudson Asia Pacific’s Australian blue-collar trade and industrial business (“T&I”) to Skilled Group Limited. The Company recorded a gain on the T&I Sale of $1,877 from cash proceeds of approximately $3,000. The gain was net of approximately $1,000 of estimated expenses for lease abandonment, professional service fees and severance costs. The Company retained approximately $3,600 in net assets, primarily accounts receivable, of T&I that the Company subsequently collected. During 2008, the Company recorded an additional tax benefit of $202 primarily relating to deductible items included in the gain on the T&I Sale upon filing of the tax return.

Effective October 1, 2006, the Company completed the sale of its Highland Partners executive search business (“Highland”) to Heidrick & Struggles International, Inc. (“Heidrick”). The Company recorded an initial gain of $20,358 on the sale of Highland from cash proceeds of $36,600, less post-closing net working capital adjustments, $9,550 paid to certain partners of Highland in consideration for providing assistance in completing the sale of Highland, entering into employment agreements with Heidrick and providing the Company with a general release from liability, and other direct costs of the transaction. Heidrick also assumed certain on going liabilities and obligations of Highland. In April 2008, as a result of Highland achieving certain revenue metrics in 2007, the Company received an additional earn-out payment of $3,375. The additional earn-out payment was reflected within discontinued operations as a gain on sale during the second quarter of 2008. The Company may receive up to an additional $11,625 from Heidrick in 2009, subject to the achievement by Highland of certain revenue metrics in 2008. Under the purchase agreement, Heidrick is required to provide the Company with a Revenue Notice (as defined in the purchase agreement) thirty days after Heidrick’s public release of its consolidated results of operations, or approximately at the end of March 2009. The Company will determine the future amounts to be received under the Heidrick purchase agreement at that time. During the year ended December 31, 2008, the Company recorded an additional gain on sale of Highland of $3,410 consisting primarily of the earn-out payment of $3,375 received in April 2008 and a tax benefit of $3,239 relating to the utilization of tax losses in connection with the sale of Highland. The Company also recorded an operating loss of $2,606 consisting primarily of $1,903 for write off of assets in connection with the liquidation of the legal entity and $698 related to the settlement of an employee-related dispute from a former Highland employee in March 2008.

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

Reported results for the discontinued operations by period were as follows:

	For the year ended December 31, 2008
	BPM	Highland	T&I	HHCS	ETS	Total
Revenue	$2,827	$—	$—	$—	$12,956	$15,783

Gross margin	$816	$—	$—	$—	$568	$1,384

Operating income (loss)	$469	$(2,606)	$—	$—	$(3,419)	$(5,556)
Other income (expense)	—	—	(136)	—	—	(136)
Gain (loss) from sale of discontinued operations	2,686	3,410	—	—	(651)	5,445
Provision (benefit from) for income taxes (a)	101	(3,239)	(202)	—	—	(3,340)

Income (loss) from discontinued operations	$3,054	$4,043	$66	$—	$(4,070)	$3,093

	For the year ended December 31, 2007
	BPM	Highland	T&I	HHCS	ETS	Total
Revenue	$6,022	$—	$36,611	$13,293	$146,237	$202,163

Gross margin	$2,040	$—	$4,208	$6,010	$18,700	$30,958

Operating income (loss)	$1,338	$(907)	$1,229	$84	$3,311	$5,055
Other (expense) income	—	(64)	—	6	(8)	(66)
Gain from sale of discontinued operations	—	—	1,877	4,921	—	6,798
(Benefit from) provision for income taxes (a)	323	3	372	—	—	698

Income (loss) from discontinued operations	$1,015	$(974)	$2,734	$5,011	$3,303	$11,089

	For the year ended December 31, 2006
	BPM	Highland	T&I	HHCS	ETS	Total
Revenue	$4,406	$44,419	$44,437	$18,674	$152,488	$264,424

Gross margin	$1,399	$41,762	$6,363	$8,921	$20,060	$78,505

Operating income	$883	$1,941	$2,256	$1,128	$5,821	$12,029
Other expense	—	(983)	—	(406)	(14)	(1,403)
Gain from sale of discontinued operations	—	20,358	—	—	—	20,358
Provision for income taxes (a)	255	713	678	95	—	1,741

Income from discontinued operations	$628	$20,603	$1,578	$627	$5,807	$29,243

(a)	Income tax expense (benefit) is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% for differences in the foreign statutory tax rates, as well as the ability to offset net operating loss carry forwards (“NOLs”) against taxable profits.

There were no reported assets and liabilities for discontinued operations as of December 31, 2008. Reported assets and liabilities for discontinued operations as of December 31, 2007 were as follows:

	As of December 31, 2007
	BPM	ETS	TOTAL
Assets—discontinued operations
Accounts receivable, net	$1,091	$12,210	$13,301
Other current assets	104	55	159

Current assets of discontinued operations	1,195	12,265	13,460
Property and equipment Other assets	—	212	212

Non—current assets of discontinued operations	—	212	212

Total assets of discontinued operations	$1,195	$12,477	$13,672

Liabilities—discontinued operations
Accounts payable	$249	$2,509	$2,758
Accrued and other liabilities	834	3,791	4,625

Total liabilities of discontinued operations	$1,083	$6,300	$7,383

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2008	2007
Computer equipment	$21,936	$27,367
Furniture and equipment	17,295	20,360
Capitalized software costs	26,446	29,208
Leasehold and building improvements	23,764	23,754
Transportation equipment	208	211

	89,649	100,900
Less: accumulated depreciation and amortization	65,137	71,430

Property and equipment, net	$24,512	$29,470

Leasehold improvements included assets classified under capital leases at December 31, 2008 and 2007 with a cost of $686 and $873, respectively, and accumulated amortization of $452 and $312, respectively. Capitalized software costs included software under capital leases at December 31, 2008 and 2007 with the costs of $4,861 for both years, and accumulated amortization of $3,442 and $2,501, respectively.

5. GOODWILL AND INTANGIBLES

Under SFAS No. 142, the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value.

SFAS No. 142 requires a two-step process to identify potential goodwill impairment and to measure the amount of the impairment loss to be recognized, if applicable. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. In contrast, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.

Step two of the impairment test, if necessary, consists of determining the implied fair value of each reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair values of the reporting units are allocated to all of the other assets and liabilities of the reporting units based on their fair values. The excess of the fair value of each reporting unit over the amounts assigned to its other assets and liabilities is equal to the implied fair value of its goodwill. The goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value.

A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Based on SFAS No. 142 accounting guidance, the Company determined that Hudson North America, Netherlands, China, France and Ukraine are our reporting units, which carry goodwill.

To estimate the fair value of a reporting unit, the Company utilized the income approach, a valuation technique, which indicates the fair value of the invested capital of a reporting unit based on the value of the cash flows that it is expected to generate in the future. The discounted cash flow method, an application of the income approach, estimates the future cash flows of the reporting unit and discounts these cash flows to their present value equivalents at a rate of return that considers the relative risk of achieving the cash flows and the time value of money. These cash flows indicate the fair value of the invested capital of the reporting unit on a marketable, controlling basis.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins, corporate overhead allocations, cash flow adjustments related to capital expenditures, and working capital investments and risk-adjusted discount rates used to calculate the present value of the projected future cash flows. We base our fair value estimates on assumptions we believe to be reasonable.

The Company also considers the market approach, which indicates the fair value of the invested capital of the Company based on the Company’s market capitalization. We use the quoted market price method to estimate the fair value of the Company based on the quoted market price in the active markets (NASDAQ). We estimate the Company’s market capitalization by multiplying the quoted per share market price multiplied by the number of shares outstanding. As an additional measure, the Company reconciles the aggregate fair value of all its reporting units as determined by the discounted cash flow method with its total market capitalization to determine the reasonableness of the fair value calculations.

As a result of the deterioration in market conditions over the course of the fourth quarter, the Company’s stock price declined approximately fifty percent as of December 31, 2008 compared to the stock price as of October 1, 2008. This caused the Company’s market capitalization to decline below its book value, an indication that the aggregate fair value of its reporting units could potentially be less than their carrying value. As a result of these events, management updated its impairment testing from October 1, through December 31 2008.

At the conclusion of its testing, the Company determined that goodwill was impaired at all of its reporting units and recorded an impairment charge of $64,495. In connection with its testing management also determined that certain intangible assets were impaired and recorded an additional impairment charge of $368. The total charges of $64,863 have been recorded under the caption of “Goodwill and other impairment charges” in the accompanying Consolidated Statements of Operations.

Additionally in 2008, the Company evaluated the recoverability of other long-term assets and recorded an impairment charge of $2,224, which has been recorded under the caption of “Goodwill and other impairment charges” in the accompanying Consolidated Statements of Operations.

In 2006, the Company recorded a non-cash goodwill impairment charge for the Alder Novo acquisition, a unit within the Talent Management Solutions reporting unit, of $1,300. The impairment valuation was based upon a discounted cash flow approach that used estimated future revenue and costs for the Hudson Americas’ Talent Management Solutions reporting unit as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company was using to manage the underlying business. The 2006 goodwill impairment charge wrote off all goodwill related to Alder Novo.

A summary of changes in the Company’s goodwill by reportable segment follows. Additions in 2008, 2007 and 2006 reflect acquisitions and purchase price adjustments made during that year, as described in Notes 3 and 7.

	December 31, 2007	Additions and adjustments	Impairments	Currency translation	December 31, 2008
Hudson Americas	$43,982	$(5,825)	$(38,157)	$—	$—
Hudson Europe	24,222	(3,785)	(19,598)	(839)	—
Hudson Asia Pacific	5,238	1,104	(6,740)	398	—

	$73,442	$(8,506)	$(64,495)	$(441)	$—

	December 31, 2006	Additions and adjustments	Impairments	Currency translation	December 31, 2007
Hudson Americas	$13,351	$30,631	$—	$—	$43,982
Hudson Europe	19,807	2,482	—	1,933	24,222
Hudson Asia Pacific	—	5,238	—	—	5,238

	$33,158	$38,351	$—	$1,933	$73,442

	December 31, 2005	Additions and adjustments	Impairments	Currency translation	December 31, 2006
Hudson Americas	$6,022	$8,629	$(1,300)	$—	$13,351
Hudson Europe	15,310	2,587	—	1,910	19,807

	$21,332	$11,216	$(1,300)	$1,910	$33,158

As of December 31, 2008 and 2007, other intangible assets consisted of the following:

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Client lists	$9,116	$(8,032)	$1,084	$9,238	$(6,950)	$2,288
Other amortizable intangibles	5,259	(3,845)	1,414	4,986	(2,481)	2,505

Total other intangibles, net	$14,375	$(11,877)	$2,498	$14,224	$(9,431)	$4,793

Amortization of intangible assets, were $2,197, $3,240 and $4,745, for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recorded an impairment charge pertaining to client list and other intangible assets of $368 in 2008, which was included in goodwill and other impairment charges. Estimated intangible asset amortization expense is expected to be $1,306, $325, $290, $290 and $287 for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

6. BUSINESS REORGANIZATION EXPENSES

On March 5, 2008, the Company’s Board of Directors approved a program to streamline the Company’s support operations in each of the Hudson regional businesses to match its focus on specialization. The program includes costs for actions to reduce support functions to match them to the scale of the businesses after divestitures, to exit underutilized properties and to eliminate contracts for certain discontinued services. These costs can be defined as lease termination payments, employee termination benefits and contract cancellation costs. The Company is taking these actions to help reduce costs and increase the long-term profitability of the Company. The Company initially estimated that the pre-tax cost of the program would be between $5,000 and $7,000 for the year ended December 31, 2008. On October 27, 2008, the Company’s Board of Directors approved an increase to the cost of the program to $12,000 for additional actions similar to those already approved. For the year ended December 31, 2008, the Company incurred $11,915 of business reorganization expenses under this program. The Company substantially completed the program by the end of 2008 with some actions requiring completion during 2009.

In 2006, the Company’s Board of Directors approved the 2006 reorganization program with costs for related actions in the following categories: consolidation of support functions, particularly between the Hudson North America business unit and corporate; closing or reducing redundant sales functions and unprofitable offices, particularly in Hudson North America and Europe; and reducing management staffing levels in Hudson Asia Pacific.

The reorganization accruals for discontinued operations are classified as liabilities from continuing operations for all periods presented. The Company recorded changes in estimates to business reorganization expense (recoveries) of ($326) and ($301) within continuing operations for 2008 and 2007, respectively. In 2006, the Company recorded $58 as a component of income from discontinued operations. The Company does not expect there to be any material changes to these discontinued operations’ accruals in the future, but cannot assure that additional expenses will not be required.

In the following tables, amounts in the “Changes in Estimate” and “Additional Charges” columns represent modifications to amounts charged or recovered for business reorganization expenses in the Company’s Consolidated Statements of Operations. Amounts in the “Payments” column represent the cash payments associated with the reorganization programs. Changes in the accrued business reorganization expenses for the year ended December 31, 2008 were as follows:

Year ended December 31, 2008	December 31, 2007	Changes in estimate	Additional charges	Payments	December 31, 2008
Lease termination payments	$6,024	$(287)	$1,489	$(3,901)	$3,325
Employee termination benefits	71	(41)	9,800	(6,176)	3,654
Contract cancellation costs	84	2	626	(491)	221

Total	$6,179	$(326)	$11,915	$(10,568)	$7,200

Year ended December 31, 2007	December 31, 2006	Changes in estimate	Additional charges	Payments	December 31, 2007
Lease termination payments	$6,489	$(11)	$4,535	$(4,989)	$6,024
Employee termination benefits	1,877	(134)	87	(1,759)	71
Contract cancellation costs	120	(156)	41	79	84

Total	$8,486	$(301)	$4,663	$(6,669)	$6,179

Year ended December 31, 2006	December 31, 2005	Changes in estimate	Additional charges	Payments	December 31, 2006
Lease termination payments	$7,288	$1,303	$581	$(2,683)	$6,489
Employee termination benefits	361	(309)	4,277	(2,452)	1,877
Contract cancellation costs	669	108	113	(770)	120

Total	$8,318	$1,102	$4,971	$(5,905)	$8,486

Lease Termination Payments

During the year ended December 31, 2008, the Company recorded expenses for the 2008 reorganization program of $1,489 for leases in Hudson America and Hudson Asia Pacific. During the year ended December 31, 2007, the Company recorded expenses for the 2006 reorganization program of $4,535 for leases in Hudson

Europe and Hudson Americas and expense recovery of $11 for changes in estimates to prior programs’ expenses. During the year ended December 31, 2006, the Company recorded expenses for the 2006 program of $581 for leases in Hudson Europe and Hudson Americas and expense of $1,303 for changes in estimates to prior programs’ expenses, primarily in Hudson Europe for leases on facilities included in prior programs where the leases related to these facilities have garnered lower sublease income than estimated or have remained vacant longer that expected, and in Hudson Americas on a number of leases in their final year. As of December 31, 2008, the remaining accrual related to approximately twelve locations and will be paid over the remaining lease terms, which have various expiration dates up until 2012. The estimated payments for 2009 are $1,850.

Employee Termination Benefits

During the year ended December 31, 2008, the Company recorded expenses for the 2008 reorganization program of $9,800 for workforce reductions in Hudson America ($2,072), Hudson Europe ($3,257), Hudson Asia Pacific ($3,421) and Corporate ($1,050). The Company recorded recoveries for changes in estimates to the 2002 reorganization program of $41 for costs associated with workforce reductions. During the year ended 2007, the Company recorded additional charges for workforce reductions of $87 and recoveries for changes in estimates to prior programs of $134 for costs associated with workforce reductions. During the year ended 2006, the Company recorded additional charges for workforce reductions of $4,277 and recoveries for changes in estimates to prior programs of $309 for costs associated with workforce reductions. The 2006 expenses were primarily comprised of $1,520 in Hudson Americas, primarily related to the closing of the Center for High Performance and closing or reducing redundant sales functions and unprofitable offices, $1,168 in Hudson Europe to reduce redundant sales functions and unprofitable offices and close the Norway office, $596 in Hudson Asia Pacific for management changes in Japan and Australian reductions in redundant sales functions and $690 related to corporate expense. As of December 31, 2008, the workforce reduction accrual related to settlements and termination payments for 162 former employees, which are all payable in 2009.

Contract Cancellation Costs

During the year ended December 31, 2008, the Company recorded additional charges of $626 for the 2008 reorganization program and expense for changes in estimates to prior programs of $2 for professional fees and other charges. During the year ended 2007, the Company recorded additional charges of $41 and recovery for changes in estimates to prior programs of $156 for professional fees and other charges. Professional fees and other charges were $113 in the year ended December 31, 2006. The accrual at December 31, 2008 was included in current liabilities.

7. BUSINESS COMBINATIONS—MERGER AND INTEGRATION EXPENSES

In April 2008, the Company completed the acquisition of certain business assets of Propensity, Ltd., a professional services firm based in Texas specializing in accounting and finance services and providing both contract and permanent placement services. The purchase agreement provided for a payment at closing of $1,200, plus transactions costs. The purchase agreement also provides for contingent payouts to the seller of up to a maximum of $3,800 over the next three years, based upon the achievement of future minimum annual and cumulative earnings thresholds. In addition, the Company loaned the seller $600 to be repaid to the Company in annual installments of principal and interest over a five-year period. The loan bears interest at an annual rate of 6% and is secured by any potential contingent payouts due the seller. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net identifiable assets acquired (non-compete agreement valued at $400, which is being amortized over four years, customer relationships valued at $50, which are being amortized over five years and the Propensity trade name valued at $20, which is being amortized over nine months). The excess purchase price of $1,097 is allocated to goodwill, which is non-deductible for tax purposes.

In February 2008, the Company completed the acquisition of a majority of the assets of Executive Coread SARL, a talent management and recruitment company in France. The purchase agreement provided for a payment at closing of €300, or approximately $454, plus transactions costs and additional contingent payments up to €300, or approximately $475, based on earnings thresholds in 2008 and 2009.

In February 2007, the Company and one of its subsidiaries entered into a purchase agreement to acquire the business assets of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd (collectively, “TKA”) for an initial investment of $1,000. In May, 2007, the Company completed the acquisition of TKA (the “Completion”) for a consideration of $4,000, consisting of $2,800 paid in cash at or shortly after the Completion, $500 held in escrow to be payable within 90 days of the third anniversary of the Completion and $700 in notes with an interest rate of 6.18% paid in November 2007. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net identifiable assets acquired ($45 in assets, $525 for non-contractual client relationships and other current liabilities of $596). The excess purchase price of $5,026 is allocated to goodwill, which is non-deductible for tax purposes. The purchase agreement also provides for contingent payouts to the sellers of up to a maximum of $8,500 over the next three years, based upon the achievement of future minimum annual and cumulative earnings thresholds. Of this amount, $1,113 was earned during the first year of the contingent payout period and was accrued and recorded as goodwill as of June 30, 2008. This amount, which represents additional purchase price, was paid in July 2008. TKA is an information technology recruitment business serving multinational clients in China, and its results have been included in the Hudson Asia Pacific segment since the Completion.

In April 2006, Hudson Americas purchased Professional Solutions LLC, a Cleveland, Ohio-based professional services firm, for a total cash consideration of $4,666. The Company recorded the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired ($604 in assets, $205 in liabilities), with the excess of $4,267 allocated to goodwill, which is deductible for tax purposes. The purchase agreement provides for contingent payouts to the sellers over the next three years, based upon future minimum annual and cumulative earnings thresholds of up to a maximum of $13,500. If and when such payments become determinable beyond a reasonable doubt, the amounts paid will be added to the recorded value of goodwill. The results of the acquired business have been included in the Hudson Americas segment of the Consolidated Financial Statements since the acquisition date. In 2007, the Company made an earn-out payment of $133 related to this acquisition and added this amount to the recorded value of goodwill.

In April 2008, the Company made the final contingent payment of €3,500, or $5,008, related to the Hudson Europe segment’s August 2005 acquisition of Balance, a professional contract staffing firm in the Netherlands. This amount was accrued for as of December 31, 2007.

In August 2005, the Company and its subsidiary Hudson Group Holdings B.V. completed the acquisition of all of the shares of Balance Ervaring op Projectbasis B.V. (“Balance”), a leading professional temporary and contract-staffing firm in the Netherlands, pursuant to a Share Purchase Agreement (the “Purchase Agreement”). In April 2006, the Company made a payment relating to the original earn-out for 2005 of €1,000, or $1,274, which was recorded as additional goodwill. The payment relating to the original earn-out for 2006 of €1,000, or $1,313, was accrued as of December 31, 2006, as the amount due was determinable beyond a reasonable doubt, with a corresponding amount recorded to goodwill and was paid in April 2007. The payment relating to the original earn-out for 2007 of €2,250, or $3,260, was accrued for as of December 31, 2007 as the amount due was determinable beyond a reasonable doubt, with a corresponding amount recorded to goodwill. The payment relating to the original earn-out for 2007 was paid in April 2008.

The Company amended the Balance Purchase Agreement in July 2006 to increase the potential maximum contingent payments for 2006 and 2007 (the “incremental earn-out”). The incremental earn-out for 2006 of €1,300, or $1,687, was accrued for as of December 31, 2006 with the expense recorded in the third and fourth quarters of 2006. The incremental earn-out for 2007 of €1,250, or $1,748, was accrued and expensed over the four quarters of the year ending December 31, 2007 as the amount was estimated to have been earned. The 2006 incremental earn-out was paid in April 2007. The 2007 incremental earn-out was paid in April 2008. The incremental earn-out accrued for Balance as a result of the amendment was recorded as acquisition-related expenses in the statements of operations in 2007 and 2006.

In May 2004, the Company purchased JMT Financial Partners, LLC (“JMT”). The purchase price for JMT was $5,300 plus a series of contingent payments (“Earn-Out Payment or Payments”), with interim Earn-Out Payments to be made annually based upon future minimum annual and cumulative earnings thresholds during the first three years subsequent to the purchase. The Company determined that, as a result of an agreement entered into among the four JMT sellers, the portion of the Earn-Out Payments for the acquisition of JMT that three of the sellers reallocated to the fourth seller was required to be accounted for as compensation expense by the Company. Accordingly, the Company recorded approximately $3,551 as non-cash compensation expense with a corresponding credit to additional paid in capital in the second quarter of 2007. The non-cash compensation expense for JMT and the incremental payments accrued for Balance as a result of the amendment was recorded as acquisition-related expenses in the statements of operations in 2007 and 2006. In April 2007, the Company made a final Earn-Out Payment of $30,499 relating to JMT, and added this payment to the recorded value of goodwill, which is deductible for tax purposes.

As discussed in Note 5 above, the Company recognized an impairment charge related to goodwill and other intangibles related to the above acquisitions in the fourth quarter of 2008.

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

The Company adjusted its estimates of the merger and integration costs by recognizing a recovery of $0 and $787 for the years ended December 31, 2008 and 2007, respectively, and an expense of $362 for the year ended December 31, 2006, which consisted of additional changes in the estimated costs associated with assumed lease obligations on closed facilities related to leased office locations of acquired companies that were either under- utilized prior to the acquisition date or closed by the Company in connection with acquisition-related restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income. The Company also recorded merger and integration expenses of $218, classified as a component of income from discontinued operations, for the year ended December 31, 2006.

Amounts reflected in the “Expense” column in the following tables represent changes in estimates to established plans subsequent to finalization. Amounts under the “Payments” column of the following tables are primarily the cash payments associated with the plans.

The following tables present a summary of activity relating to the Company’s integration plans for acquisitions made in prior years by the year of acquisition.

Year ended December 31, 2008	December 31, 2007	Expenses	Payments	December 31, 2008
2002 Plans	$641	$38	$(333)	$346

Total	$641	$38	$(333)	$346

Year ended December 31, 2007	December 31, 2006	Expenses	Payments	December 31, 2007
2000 Plans	$1,083	$(737)	$(346)	$—
2002 Plans	1,475	(50)	(784)	641

Total	$2,558	$(787)	$(1,130)	$641

Year ended December 31, 2006	December 31, 2005	Expenses	Payments	December 31, 2006
2000 Plans	$1,671	$170	$(758)	$1,083
2001 Plans	456	—	(456)	—
2002 Plans	1,150	410	(85)	1,475

Total	$3,277	$580	$(1,299)	$2,558

The estimated payments for 2009 are $153 with the remaining balance paid over the term of the one lease that ends in 2010.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2008	2007
Salaries, commissions and benefits	$40,367	$52,743
Sales, use and income taxes	15,768	28,406
Fees for professional services	2,789	3,846
Rent	3,087	3,998
Other accruals	15,706	31,329

	$77,717	$120,322

9. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2008	2007	2006
Interest paid	$936	$1,557	$3,331
Income taxes paid	$12,183	$11,835	$6,920
Value of common stock issued to satisfy 401(k) contribution (a)	$1,156	$2,108	$2,073

(a)	The Company issued 140,051, 134,331 and 126,950 shares of its common stock in 2008, 2007 and 2006, respectively.

10. STOCK-BASED COMPENSATION AND STOCK COMPENSATION PLANS

Incentive Compensation Plan

The Company maintains the Hudson Highland Group, Inc. Long Term Incentive Plan (the “LTIP”). The LTIP enables the Company to issue stock-based compensation through stock options, restricted stock awards, stock appreciation rights, performance-based awards and other types of equity-based awards as the Compensation Committee deems advisable. Under the LTIP, an aggregate of 3.7 million shares of common stock were authorized for issuance. As of December 31, 2008, there were approximately 0.3 million shares available for future issuance. All options granted have a contractual term of ten years. Unvested options outstanding have vesting periods of four years that vest 25% on each of the four annual anniversary dates or 50% on the third and fourth annual anniversary dates. Unvested restricted stock awards outstanding have vesting periods of four years that vest 25% on each of the four annual anniversary dates, one year that vested 50% on each of the six months’ anniversary dates, three years that vested 33% on each of the three annual anniversary dates, or two years that vest 50% on each of the annual anniversary dates. The Company generally issues new shares for stock option exercises and restricted stock awards.

Stock-based Compensation

In the first quarter of 2006, the Company adopted SFAS No. 123R, which revised SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” The Company adopted the disclosure provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which required certain financial statement disclosures, including pro forma operating results, as if the Company prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation. In adopting SFAS No. 123R, the Company chose to apply the “modified retrospective method”. Under the modified retrospective method, compensation cost is recognized in the Consolidated Financial Statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS 123R. In addition, results for prior periods were retroactively adjusted utilizing the pro forma disclosures in those prior financial statements. All employee stock option grants made since the beginning of 2003 have been reflected as an expense in prior years or will be expensed over the related remaining stock option vesting period based on the estimated fair value at the date the options are granted.

The Company recognized expenses from continuing operations of $4,701, $4,041 and $4,545 in the years ended December 31, 2008, 2007 and 2006, respectively, for the stock option, restricted stock and employee stock purchase plans. These expenses are included in selling, general and administrative expenses. The Company also recognized expenses in discontinued operations of $0, $0 and $263 in the years ended December 31, 2008, 2007 and 2006, respectively, for the stock option and employee stock purchase plans related to the discontinued operations of the Highland segment. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flows rather than as an operating cash flow as in prior periods. The Company recognized a current tax benefit for the years ended December 31, 2008, 2007 and 2006, of $434, $347 and $541, respectively, in certain foreign jurisdictions where the Company has taxable income. As of December 31, 2008, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards, based on the Company’s historical treatment of options and restricted stock awards as having been granted at the fair market value, was $1,487 and $752, respectively, which is expected to be recognized over a weighted average period of 1.94 years and 2.29 years, respectively. All share issuances related to stock compensation plans are issued from unissued shares of stockholder approved compensation plans.

Stock Options

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors stock option exercise and employee termination patterns to estimate forfeiture rates. The

Company analyzed its historical forfeiture rate, the remaining lives of unvested options and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current periods. The risk-free interest rate is based on the U.S. Treasury whose term is consistent with the expected term of the option. Volatility is determined using historical prices to estimate the expected future fluctuations in the Company’s share price. The dividend rate is assumed to be zero as the Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period.

In December 2007, the SEC staff issued SAB 110, which allows companies to continue to use the simplified method, as defined in SAB 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time the Company’s shares of common stock have been publicly traded.

There was no material impact on basic or diluted earnings per share due to the adoption of SFAS No. 123R.

The following were the weighted average assumptions used to determine the fair value of stock options granted by the Company and the details of option activity as of and for the respective periods:

	For the years ended December 31,
	2008	2007	2006
Risk free interest rate	2.9%	4.7%	4.4%
Volatility	58.0%	60.0%	55.0%
Expected life (years)	6.3	5.0	5.0
Dividends	0.0%	0.0%	0.0%
Weighted average fair value of options granted during the period	$2.99	$9.29	$7.69

Changes in the Company’s stock options for the fiscal year ended December 31, 2008 were as follows:

	Number of options outstanding	Weighted average exercise price per share
Options outstanding, beginning of year	2,386,525	$13.33
Granted	50,000	5.22
Exercised	(54,500)	6.83
Forfeited	(212,525)	15.33
Expired	(109,175)	12.54

Options outstanding, end of year	2,060,325	13.14

Options exercisable, end of year	1,370,250	$12.19

The weighted average remaining contractual term and the aggregated intrinsic value for stock options outstanding as of December 31, 2008 was approximately 6.19 years and $0, respectively. The weighted average remaining contractual term and the aggregated intrinsic value for options exercisable as of December 31, 2008 was 5.72 years and $0, respectively. The total intrinsic values for stock options exercised, based on the closing price of the Company’s common stock during the years ended December 31, 2008, 2007 and 2006 were $120, $3,457 and $1,926, respectively.

Net cash proceeds from the exercise of stock options for the year ended December 31, 2008 were $372 and the associated income tax benefits were $0. The total fair value of stock options vested during the years ended December 31, 2008, 2007, and 2006, was $5,155, $1,619, and $2,975, respectively.

Restricted Stock

The Company treated its restricted stock awards as having been issued and measured at the fair market value on the date of grant. The Company may grant restricted stock to employees under the LTIP. These shares are provided at no cost to the employee.

Changes in the Company’s restricted stock for the fiscal year ended December 31, 2008 were as follows:

	Number of Restricted Stock	Weighted average Grant-Date Fair Value
Unvested restricted stock, beginning of year	107,725	$11.86
Granted	343,180	7.54
Vested	(175,040)	9.98
Forfeited	(50,375)	10.59

Unvested restricted stock, end of year	225,490	$9.31

The total fair value of restricted shares vested during the years ended December 31, 2008, 2007, and 2006, was $1,746, $670, and $820, respectively.

Employee Stock Purchase Plan

The Company also maintains the Hudson Highland Group, Inc. Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may purchase shares of the Company’s common stock at the lesser of 85% of the fair market value at the commencement of each plan purchase period or 85% of the fair market value as of the purchase date. Eligible employee purchases are limited to $25 in any calendar year. ESPP purchase dates are generally every six months ended June 30 and December 31. The Company values its ESPP using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury six-month or one-year rate in effect at the time of the grant. Volatility is determined using historical prices of six-months or one-year prior to the date of grant to estimate the expected future fluctuations in the Company’s share price. The dividend rate is assumed to be zero as the Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

The Company recognized $858, $565 and $648, of stock-based compensation related to shares purchased under the ESPP for the years ended December 31, 2008, 2007 and 2006, respectively, as salaries and related expense and $0, $0, and $61 of stock-based compensation related to shares purchased under the ESPP for the years ended December 31, 2008, 2007 and 2006, respectively, in income from discontinued operations. The Company issued 292,475, 147,183 and 225,865 shares of common stock pursuant to the ESPP at an average price of $5.60, $10.90 and $9.17 per share in 2008, 2007 and 2006, respectively.

The Company’s United Kingdom subsidiary maintains the Hudson Global Resources Share Incentive Plan (the “SIP”), a stock purchase plan for its employees, whereby eligible employees may purchase shares on the open market at the end of each month. The Company matches the employee purchases with a contribution of shares equal to 50% of the number of employee shares purchased. The Company issued 4,080, 4,156 and 3,515 shares of common stock pursuant to the SIP in 2008, 2007 and 2006, respectively. Shares are issued under the SIP from the ESPP share reserve.

As of December 31, 2008, the Company had 116,330 shares reserved for future share issuances under the ESPP and SIP. The Company decided to suspend the ESPP, effective January 1, 2009, and the SIP effective December 11, 2008.

For all share plans described above, the Company has issued new shares of the Company’s common stock from stockholder approved stock compensation plans.

Defined Contribution Plans

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company matches employees’ contributions up to 3% through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. Expense, included in continuing operations, for the years ended December 31, 2008, 2007 and 2006 for the 401(k) plan was $1,053, $1,608 and $1,932, respectively. Expense, included in income from discontinued operations, for the years ended December 31, 2008, 2007 and 2006 for the 401(k) plan was $41, $500 and $278, respectively. In March 2008, the Company issued 140,051 shares of its common stock with a value of $1,156 to satisfy the 2007 contribution liability to the 401(k) plan. In March 2007, the Company issued 134,331 shares of its common stock with a value of $2,108 to satisfy the 2006 contribution liability to the 401(k) plan. In March 2006, the Company issued 126,950 shares of its common stock with a value of $2,073 to satisfy the 2005 contribution liability to the 401(k) plan. The 2008 401(k) plan matching shares will be issued in the first quarter of 2009.

11. PROVISION FOR INCOME TAXES

The domestic and foreign components of income (loss) before income taxes from continuing operations:

	Year ended December 31,
	2008	2007	2006
Domestic	$(64,887)	$(28,062)	$(52,540)
Foreign	(3,895)	48,871	47,241

Income (loss) from continuing operations before provision for income taxes	$(68,782)	$20,809	$(5,299)

The provision (benefit) for income taxes from continuing operations:

	Year ended December 31,
	2008	2007	2006
Current tax provision (benefit):
U.S. Federal	$254	$—	$—
State and local	(1,180)	2,093	2,135
Foreign	8,620	15,396	8,619

Total current	7,694	17,489	10,754
Deferred tax provision (benefit)
U.S. Federal	—	—	—
State and local	—	—	—
Foreign	935	(572)	(7,238)

Total deferred	935	(572)	(7,238)

Total provision	$8,629	$16,917	$3,516

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant temporary differences at December 31, 2008 and 2007 were:

	December 31,
	2008	2007
Current deferred tax assets:
Allowance for doubtful accounts	$988	$1,436
Prepaid expenses	75	(315)
Capital allowances	—	2,163
Accrued and other current liabilities	4,132	3,218
Accrued compensation liabilities	2,798	4,593
Tax loss carry-forwards	289	—

	8,282	11,095
Valuation allowance	(3,421)	(3,300)

Total current deferred tax asset	4,861	7,795
Non-current deferred tax assets (liabilities):
Property and equipment	(74)	(1,347)
Goodwill and intangibles	30,577	17,597
Accrued and other current liabilities and other liabilities	1,544	331
Deferred compensation	4,902	4,324
Other	1,166	—
Tax loss carry-forwards	106,734	105,300

	144,849	126,205
Valuation allowance	(143,343)	(125,096)

Total non-current deferred tax asset (liability)	1,506	1,109

Net deferred tax assets	$6,367	$8,904

Net deferred tax assets were included in other current assets and other assets in the accompanying Consolidated Balance Sheet.

At December 31, 2008, the Company had net operating losses (“NOLs”) for U.S. Federal tax purposes of approximately $238,663. This amount includes a deduction in the amount of $3,946 attributable to stock options and restricted stock that is not being reflected in the NOL carry-forward for deferred tax assets until such time as the deduction reduces U.S. income tax payable, and approximately $16,584 of tax losses that were not absorbed by Monster on its consolidated U.S. Federal tax returns through the Distribution Date, which expire through 2029. These losses included pre-acquisition losses of certain acquired companies and are subject to an annual limitation on the amount that can be utilized. Monster recently concluded an income tax examination with the Internal Revenue Service for periods prior to the Distribution that reduced the unabsorbed U.S. NOL position related to this deduction from $27,400 to $16,584. As of December 31, 2008, certain international subsidiaries had NOLs for local tax purposes of $56,459. With the exception of $34,325 of NOLs with an indefinite carry forward period as of December 31, 2008, these losses will expire at various dates through 2029, with $2,095 scheduled to expire during 2009. In addition, the Company had approximately $232,995 in state tax NOLs which expire at various dates through 2029, with $2,561 scheduled to expire during 2009.

Tax years with NOLs remain open until the losses expire or the statutes of limitations for those years expire. The open tax years are 2005 through 2008 for the U.S. Federal and most state and local jurisdictions, 2005 through 2008 for the U.K., and 2000 through 2008 for Australia and most other jurisdictions. The Company is currently under income tax examinations in Hungary (2006) and the State of Texas (2004-2006). The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions. The Company believes that its tax reserves are adequate for all years subject to examination.

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. The valuation allowance of $146,764 relates to the deferred tax asset for NOLs, $89,193 of which is U.S. Federal and state, and $17,541 of which is foreign, that management has determined will more likely than not expire prior to realization, and $40,030 which relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company’s U.S. and foreign tax losses.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the implementation, the Company recognized a $3,537 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, exclusive of interest and penalties (in thousands):

Balance at January 1, 2008	$6,890
Additions based on tax positions related to the current year	195
Additions for tax positions of prior years	317
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	(1,055)
Currency Translation	(463)

Balance at December 31, 2008	$5,884

The Company had $7,509 and $8,909 of unrecognized tax benefits, including interest and penalties, at December 31, 2008 and 2007, respectively, that if recognized, would affect its effective tax rate. These unrecognized tax benefits are related to tax positions in jurisdictions in which the Company does not have tax losses to offset the tax liability with respect to the uncertain tax positions. During 2008 the income tax audits and examinations noted above remained pending. On the basis of the information available in this regard as of December 31, 2008, it is reasonably possible that a reduction in the range of $1,500 to $3,000 of unrecognized tax benefits may occur in 2009 as a result of projected resolutions of global tax examinations and controversies or by lapsing statutes of limitations.

Earnings from the Company’s global operations are subject to tax in various jurisdictions both within and outside the United States. The Company provides tax reserves for U.S. Federal, state, local and international unrecognized tax benefits for all periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it s not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized. Although the outcome related to these exposures is uncertain, in management’s opinion, adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures. In certain circumstances, the ultimate outcome for exposures and risks involve significant uncertainties which render them inestimable. If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have material impact on the Company’s results of operations.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. The Company recognized a benefit of approximately $201 (consisting of expense of $483 and benefit of $684 primarily for the lapse of various states’ statutes of limitations) and expense of $895 in interest and penalties for 2008 and 2007 respectively. At December 31, 2008 and 2007 the Company had accrued approximately $1,625 and $2,019 for the payment of interest and penalties, respectively.

The effective tax rate differs from the U.S. Federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition related payments, variations from the U.S. tax rate in foreign jurisdictions and taxes on repatriations of foreign profits. The following is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2008, 2007 and 2006 to the U.S. Federal statutory rate of 35%:

	Year ended December 31,
	2008	2007	2006
Provision (benefit) from continuing operations at Federal statutory rate	$(24,074)	$7,283	$(1,855)
State income taxes, net of Federal income tax effect	(767)	1,360	1,388
Change in valuation allowance	18,368	5,611	2,822
Non-deductible goodwill impairment charges	9,338	0	—
Taxes related to foreign income	1,360	1,192	566
Nondeductible expenses and others	4,404	1,471	595

Income tax provision	$8,629	$16,917	$3,516

Federal income and foreign withholding taxes have not been provided on the undistributed earnings of foreign subsidiaries at December 31, 2008. The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without a material incremental tax provision. The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

The Company had a net current income tax receivable of $1,948 and a net current income tax payable of $8,307 at December 31, 2008 and December 31, 2007, respectively.

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under operating leases that expire at various dates through 2027. Some of the operating leases provide for increasing rents over the term of the lease; and total rent expense under these leases is recognized ratably over the lease terms. Future minimum lease commitments under non-cancelable operating leases at December 31, 2008, were as follows:

2009	$34,273
2010	27,099
2011	19,458
2012	12,090
2013	8,326
Thereafter	32,400

$133,646

Rent and related expenses under operating leases for facilities and equipment were $26,765, $27,755 and $27,672 for the years ended December 31, 2008, 2007 and 2006, respectively. Commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2008.

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. As of December 31, 2008 and December 31, 2007, $2,585 and $1,520, respectively, of asset retirement obligations were included in the Consolidated Balance Sheets. As of December 31, 2008 and 2007, $1,033 and $1,520, respectively, of the asset retirement obligations were included in other non-current liabilities with the remainder in accrued expenses and other current liabilities for 2008.

Consulting, Employment and Non-compete Agreements

The Company has entered into various consulting, employment and non-compete agreements with certain key management personnel and former owners of acquired businesses. Agreements with key members of management are generally one year in length, on an at-will basis, provide for compensation and severance payments under certain circumstances and are automatically renewed annually unless either party gives sufficient notice of termination. Agreements with certain consultants and former owners of acquired businesses are generally two to five years in length.

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

13. RELATED PARTY TRANSACTIONS

After the Distribution Date, the Company was no longer included in Monster’s consolidated group for United States federal income tax purposes. The Company and Monster entered into a tax separation agreement to reflect the Company’s separation from Monster with respect to tax matters. The primary purpose of the tax separation agreement is to reflect each party’s rights and obligations relating to payments and refunds of taxes that are attributable to periods before and including the date of the Distribution and any taxes resulting from transactions in connection with the Distribution. The Company has agreed to indemnify Monster for any tax liability attributable to the distribution resulting from any action taken by the Company.

14. FINANCIAL INSTRUMENTS

Credit agreement

The Company has an Amended and Restated Credit Agreement (the “Credit Agreement”), dated July 31, 2007 with Wells Fargo Foothill, Inc. and another lender. The Company entered into an amendment to the Credit Agreement on December 30, 2008. The Credit Agreement provides the Company with the ability to borrow up to $75,000, including the issuance of letters of credit. The Company’s available borrowings under the Credit Agreement are based on an agreed percentage of eligible accounts receivable principally related to the Company’s North America, U.K. and Australia operations, as defined in the credit agreement, less required reserves. As of December 31, 2008 the Company’s minimum borrowing base was $55,354. As a result of the December 30, 2008 amendment, the Company must maintain a minimum borrowing base of $25,000. As of December 31, 2008, the Company had $5,307 of outstanding borrowings under the Credit Agreement and a total of $5,380 of outstanding letters of credit issued under the Credit Agreement, resulting in the Company being able to borrow an additional $19,667 after deducting the minimum borrowing base. The December 30, 2008 amendment eliminated the minimum EBITDA covenant requiring the Company’s quarterly EBITDA for a trailing twelve-month period to be not less than $25,000.

The maturity date of the Credit Agreement is July 31, 2012. Borrowings may be made with an interest rate based on the prime rate plus a margin based on borrowing availability or an interest rate based on the LIBOR rate plus a margin based on borrowing availability. The December 31, 2008 amendment established minimum interest rates and increased the aforementioned prime rate and LIBOR rate margins, thus increasing the interest rates the

Company will pay on borrowings, under the Credit Agreement. The interest rate on outstanding borrowings was 3.25% as of December 31, 2008. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company.

The Credit Agreement contains various restrictions and covenants, including those that (1) prohibit payments of dividends; (2) limit the Company’s capital expenditures in each fiscal year to $9,000 in 2009 and $11,000 per year thereafter; (3) restrict the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; (4) limit dispositions of assets to permitted dispositions in the aggregate not to exceed $15,000 per year; (5) limit guarantees of indebtedness; (6) limit the Company’s stock repurchases to $11,000 between January 1, 2008 and February 28, 2009 and prohibit such repurchases thereafter; and (7) limit the amount of permitted acquisitions to $10,000 per year. These restrictions and covenants could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2008.

Extensions of credit under the Credit Agreement are permitted based on a borrowing base, which is an agreed percentage of eligible accounts receivable, less required reserves, letters of credit and outstanding borrowing. The Company’s ability to borrow under the Credit Facility is tied to a borrowing base of its eligible accounts receivable. If the amount or quality of the Company’s accounts receivable deteriorates, then its ability to borrow under the credit facility will be directly affected. The Company expects weak global economic conditions to persist throughout 2009, resulting in a reduction in demand for its services, which may reduce its eligible accounts receivable and thus its borrowing capacity under the Credit Facility.

The Company expects to continue to use such credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are used to support office leases and finance leases. In July 2007, the Company entered into a collateral trust agreement, which replaced a letter of credit used to support the workers’ compensation policy. As of December 31, 2008, the estimated collateral under the collateral trust agreement was approximately $2,400, which was provided by the Company as a deposit and was included in other assets on the accompanying Consolidated Balance Sheet.

Shelf Registration Statement Filing

The Company has on file with the SEC a shelf registration that enables the issuance of up to 1,350,000 shares of its common stock from time to time in connection with the acquisition of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of December 31, 2008, all of the 1,350,000 shares were still available.

15. STOCKHOLDER RIGHTS PLAN

On February 2, 2005, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was paid upon the close of business on February 28, 2005 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 (“Preferred Shares”), of the Company, at a price of $60 per one one-hundredth of a Preferred Share, subject to adjustment. If any person becomes a 15% or more stockholder of the Company, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Right’s then current exercise price, a number of shares of common stock of the Company or of the acquirer having a market value at the time of twice the Right’s per share exercise price. The Company’s Board of Directors may redeem the Rights for $.001 per Right at any time prior to the time when the Rights become exercisable. Unless the Rights are redeemed, exchanged or terminated earlier, they will expire on February 28, 2015.

16. SEGMENT AND GEOGRAPHIC DATA

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

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Year Ended December 31, 2008
Revenue	$273,648	$411,527	$395,056	$—	$1,080,231

Gross margin	$75,016	$216,297	$172,819	$—	$464,132

Business reorganization expenses	$3,062	$3,028	$4,501	$997	$11,588

Goodwill and other impairment charges	$40,749	$19,598	$6,740	$—	$67,087

EBITDA (loss) (a)	$(39,811)	$377	$10,142	$(29,274)	$(58,566)
Depreciation and amortization	4,630	5,793	4,148	224	14,795

Operating income (loss)	(44,441)	(5,416)	5,994	(29,498)	(73,361)
Interest and other income (expense), net	404	2,920	1,940	(685)	4,579

Income (loss) from continuing operations before income taxes	$(44,037)	$(2,496)	$7,934	$(30,183)	$(68,782)

Provision for income taxes	$(332)	$4,461	$4,500	$—	$8,629

As of December 31, 2008
Accounts receivable, net	$30,947	$64,615	$33,016	$—	$128,578

Long-lived assets, net of accumulated depreciation and amortization	$6,912	$10,389	$6,646	$3,063	$27,010

Total assets	$42,176	$99,673	$60,047	$29,057	$230,953

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Year Ended December 31, 2007
Revenue	$291,525	$466,385	$415,143	$—	$1,173,053

Gross margin	$87,494	$237,519	$180,860	$—	$505,873

Business reorganization expenses	$541	$2,438	$(15)	$1,398	$4,362

Acquisition-related expenses	$3,551	$1,748	$—	$—	$5,299

EBITDA (loss) (a)	$(4,156)	$29,175	$33,443	$(27,191)	$31,271
Depreciation and amortization	4,354	6,042	3,937	274	14,607

Operating income (loss)	(8,510)	23,133	29,506	(27,465)	16,664
Interest and other income (expense), net	(87)	3,728	(1,475)	1,979	4,145

Income (loss) from continuing operations before income taxes	$(8,597)	$26,861	$28,031	$(25,486)	$20,809

Provision for income taxes	$2,692	$8,138	$6,087	$—	$16,917

As of December 31, 2007
Accounts receivable, net	$45,454	$88,990	$53,537	$—	$187,981

Long-lived assets, net of accumulated depreciation and amortization	$53,461	$37,179	$13,746	$3,319	$107,705

Total assets	$113,295	$149,965	$94,527	$16,419	$374,206

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Year Ended December 31, 2006
Revenue	$306,732	$454,409	$392,327	$—	$1,153,468

Gross margin	$91,469	$207,559	$158,828	$—	$457,856

Business reorganization expenses (recoveries)	$1,764	$2,684	$874	$693	$6,015

Acquisition-related expenses	—	1,687	—	—	1,687

Goodwill and other impairment charges	$1,300	$—	$—	$—	$1,300

EBITDA (loss) (a)	$(8,859)	$20,526	$29,965	$(28,394)	$13,238
Depreciation and amortization	5,043	6,855	3,171	3,418	18,487

Operating income (loss)	(13,902)	13,671	26,794	(31,812)	(5,249)
Interest and other income (expense), net	(178)	1,226	827	(1,925)	(50)

Income (loss) from continuing operations before income taxes	$(14,080)	$14,897	$27,621	$(33,737)	$(5,299)

Provision for income taxes	$484	$(1,714)	$4,746	$—	$3,516

As of December 31, 2006
Accounts receivable, net	$55,613	$96,245	$51,811	$—	$203,669

Long-lived assets, net of accumulated depreciation and amortization	$20,801	$33,270	$6,997	$5,124	$66,192

Total assets	$89,575	$149,022	$81,151	$32,438	$352,186

(a)	The Company defines EBITDA as income (loss) from continuing operations before inclusion of provision for income taxes, other income (expense), interest income (expense), and depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
Year ended December 31, 2008:
Revenue (b)	$270,139	$287,059	$247,859	$163,668	$107,997	$3,509	$1,080,231

Long-lived assets, net of accumulated depreciation and amortization (c)	$9,940	$3,680	$4,869	$5,520	$2,966	$35	$27,010

Year ended December 31, 2007:
Revenue (b)	$286,926	$297,659	$322,879	$143,506	$117,484	$4,599	$1,173,053

Long-lived assets, net of accumulated depreciation and amortization (c)	$56,757	$5,210	$5,412	$31,767	$8,536	$23	$107,705

Year ended December 31, 2006:
Revenue (b)	$302,580	$289,674	$335,704	$118,705	$102,653	$4,152	$1,153,468

Long-lived assets, net of accumulated depreciation and amortization (c)	$25,892	$5,238	$4,912	$28,358	$1,759	$33	$66,192

(b)	Revenue is generally recorded on a geographic basis according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

17. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter (a)
Year ended December 31, 2008:
Revenue	$295,488	$305,940	$271,425	$207,378
Gross margin	$125,608	$137,217	$114,850	$86,457
Operating income (loss)	$1,045	$6,650	$(879)	$(80,177)
Income (loss) from continuing operations	$(29)	$1,626	$(738)	$(78,270)
Net income (loss)	$1,365	$4,956	$(309)	$(80,330)
Basic earnings (loss) per share from continuing operations	$(0.00)	$0.07	$(0.03)	$(3.12)
Basic earnings per share from discontinued operations	$0.05	$0.13	$0.02	$(0.08)
Basic earnings (loss) per share	$0.05	$0.20	$(0.01)	$(3.20)
Diluted earnings (loss) per share from continuing operations (b)	$(0.00)	$0.06	$(0.03)	$(3.12)
Diluted earnings per share from discontinued operations (b)	$0.05	$0.13	$0.02	$(0.08)
Diluted earnings (loss) per share	$0.05	$0.19	$(0.01)	$(3.20)
Basic weighted average shares outstanding	25,500	24,984	25,245	25,100
Diluted weighted average shares outstanding	25,887	25,512	25,245	25,100

	First quarter	Second quarter	Third quarter	Fourth quarter (a)
Year ended December 31, 2007 (c):
Revenue	$286,815	$297,045	$300,351	$288,842
Gross margin	$117,314	$129,720	$129,427	$129,412
Operating income (loss)	$(2,595)	$2,665	$7,606	$8,988
Income (loss) from continuing operations	$(1,981)	$(1,350)	$2,952	$4,271
Net income (loss)	$55	$(618)	$3,579	$11,965
Basic earnings (loss) per share from continuing operations	$(0.08)	$(0.05)	$0.12	$0.17
Basic earnings per share from discontinued operations	$0.08	$0.03	$0.02	$0.30
Basic earnings (loss) per share	$0.00	$(0.02)	$0.14	$0.47
Diluted earnings (loss) per share from continuing operations (b)	$(0.08)	$(0.05)	$0.11	$0.17
Diluted earnings per share from discontinued operations (b)	$0.08	$0.03	$0.03	$0.29
Diluted earnings (loss) per share	$0.00	$(0.02)	$0.14	$0.46
Basic weighted average shares outstanding	24,919	25,247	25,443	25,479
Diluted weighted average shares outstanding	24,919	25,247	26,058	25,781

(a)	The fourth quarter of 2008 results included impairment charges related to goodwill of $64,495, intangible assets of $368 and write-down of long-term assets of $2,224. The fourth quarter of 2007 results included gains on the T&I Sale and the HHCS Sale of $1,877 and $4,921, respectively, included in discontinued operations.

(b)	Diluted earnings (loss) per share reflect the potential dilution from the assumed exercise of all dilutive potential common shares, primarily stock options. For the third and fourth quarters of 2008 and first and second quarters of 2007, the effect of approximately 2,138,000, 2,286,000, 742,000, 916,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

(c)	The reported quarterly numbers for the year ended December 31, 2007 have been restated to reflect the effect of discontinued operation of BPM in 2008 as described in Note 3 “Discontinued Operations”.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” on page 44.

Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” on page 46.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 3, 2009, the Compensation Committee of the Board of Directors of the Company approved amended and restated Executive Employment Agreements (each, an “Employment Agreement” and together, the “Employment Agreements”) with Margaretta R. Noonan, the Company’s Executive Vice President and Chief Administrative Officer, and Richard S. Gray, the Company’s Senior Vice President, Marketing and Communications. The Employment Agreements provide that if the Company elects not to renew the executive’s Employment Agreement, then, subject to the executive executing the Company’s then-current form of general release agreement, the non-renewal will be treated as a termination of the executive’s employment without cause. If the Company terminates, or is deemed to have terminated, the executive’s employment without cause, then the executive will be entitled to receive base salary earned through the date of termination, a severance payment to Mr. Gray equal to his then-current base salary and a severance payment to Ms. Noonan equal to the greater of her then-current base salary or $275,000, for a period of twelve months following such termination made in equal installments on the Company’s regular pay dates and the Company’s portion of the premiums for providing continued health and dental insurance benefits to the executive for twelve months after termination.

Ms. Noonan’s Employment Agreement also provides, among other things, that Ms. Noonan resign from her position as Executive Vice President and Chief Administrative Officer and be appointed to the position of Senior Human Resources Officer effective March 1, 2009. In addition, Ms. Noonan will devote an average of 25 hours per week to the Company and will, among other things, receive an annual base salary of $178,750, be eligible to receive an annual bonus as provided in the Company’s Senior Management Bonus Plan and have the ability to exercise all of her vested stock options for the maximum term of such options after the termination of her employment without cause or the Company’s non-renewal of her Employment Agreement.

Ms. Noonan’s Employment Agreement is effective March 1, 2009 and is filed as Exhibit 10.8 to this Annual Report on Form 10-K and is incorporated herein by reference. Mr. Gray’s Employment Agreement is effective March 3, 2009 and is filed as Exhibit 10.9 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and a Code of Ethics for the Chief Executive Officer and the Senior Financial and Accounting Officers. We have posted a copy of the Code of Business Conduct and Ethics and the Code of Ethics on our Web site at www.hudson.com. The Code of Business Conduct and Ethics and the Code of Ethics are also available in print to any stockholder who requests them in writing from the Corporate Secretary at 560 Lexington Avenue, 5th Floor, New York, New York 10022. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Ethics by posting such information on our Web site at www.hudson.com. We are not including the information contained on our Web site as part of, or incorporating it by reference into, this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement under the captions “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the caption “Principal Stockholders.”

Equity Compensation Plan Information

The following table presents information on the Company’s existing equity incentive plans as of December 31, 2008.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)
	A	B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	2,060,325	$13.14	205,281	(1)
Employee Stock Purchase Plan	—	—	116,329
Equity Compensation Plans not approved by stockholders:	—	—	—

Total	2,060,325	$13.14	321,610

(1)	Excludes 225,490 shares of restricted common stock previously issued under the Hudson Highland Group, Inc. Long Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement under the caption “Board of Directors and Corporate Governance—Independent Directors” and “Board of Directors and Corporate Governance—Policies and Procedures Regarding Related Person Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Item 14 is incorporated by reference to the information in the Proxy Statement under the section “Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) 1. Financial statements—The following financial statements and the reports of independent registered public accounting firms are contained in Item 8.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Hudson Highland Group, Inc.

New York, New York

The audits referred to in our report dated March 6, 2008, except for Note 3, as to which the date is March 3, 2009 relating to the consolidated financial statements of Hudson Highland Group, Inc., which is contained in Item 8 of this Form 10-K, included the audits of the consolidated financial statement schedule listed in the accompanying index for the years ending December 31, 2007 and 2006. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based upon our audits.

In our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York

March 3, 2009

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

Column A	Column B	Column C Additions		Column D	Column E
Descriptions	Balance at Beginning of Period	Charged to Costs/Expenses (Recoveries)	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts (a)
Year ended December 31, 2006	$5,488	2,993	(511)	1,222	$6,748
Year ended December 31, 2007	$6,748	(88)	(310)	1,453	$4,897
Year ended December 31, 2008	$4,897	(213)	115	1,278	$3,521

(a)	Included in the balances presented here are the allowances for doubtful accounts for the Company’s discontinued operations. The sale and subsequent reduction to the account balance is in column C charged to other accounts as a deletion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this third day of March 2009.

HUDSON HIGHLAND GROUP, INC.

By	/s/ JON F. CHAIT
Jon F. Chait
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON F. CHAIT Jon F. Chait	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2009

/s/ MARY JANE RAYMOND Mary Jane Raymond	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2009

/s/ FRANK P. LANUTO Frank P. Lanuto	Vice President, Corporate Controller (Principal Accounting Officer)	March 3, 2009

/s/ ROBERT B. DUBNER Robert B. Dubner	Director	March 3, 2009

/s/ JOHN J. HALEY John J. Haley	Director	March 3, 2009

/s/ JENNIFER LAING Jennifer Laing	Director	March 3, 2009

/s/ DAVID G. OFFENSEND David G. Offensend	Director	March 3, 2009

/s/ RICHARD J. STOLZ Richard J. Stolz	Director	March 3, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(3.1)	Amended and Restated Certificate of Incorporation of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Registration Statement on Form 10 filed March 14, 2003 (file No. 0-50129)).

(3.2)	Certificate of Designations of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 2, 2005 (file No. 0-50129)).

(3.3)	Amended and Restated By-laws of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file No. 0-50129)).

(4.1)	Amended and Restated Credit Agreement, dated as of July 31, 2007, by and among Hudson Highland Group, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as the Lenders, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated July 31, 2007 (file No. 0-50129)).

(4.2)	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 30, 2008, by and among Hudson Highland Group, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as the Lenders, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated January 2, 2009 (file No. 0-50129)).

(4.3)	Rights Agreement, dated as of February 2, 2005, between Hudson Highland Group, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Hudson Highland Group, Inc. dated February 3, 2005 (file No. 0-50129)).

(10.1)*	Hudson Highland Group, Inc. Long Term Incentive Plan, as amended through October 29, 2007 (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).

(10.2)*	Form of Hudson Highland Group, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated May 1, 2007 (file No. 0-50129)).

(10.3)*	Form of Hudson Highland Group, Inc. Restricted Stock Award Agreement for share price vesting awards (incorporated by reference to Exhibit 10.2 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 9, 2009 (file No. 0-50129)).

(10.4)*	Form of Hudson Highland Group, Inc. Stock Option Agreement (Employees) (incorporated by reference to Exhibit 10.4 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).

(10.5)*	Form of Hudson Highland Group, Inc. Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc. Current Report on Form 8-K dated May 11, 2006 (File No. 0-50129)).

(10.6)*	Form of Hudson Highland Group, Inc. Stock Option Agreement applicable to Jon F. Chait (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated July 13, 2007 (file No. 0-50129)).

Exhibit Number	Exhibit Description
(10.7)*	Executive Excise Tax Gross-Up Agreement, amended and restated effective as of October 29, 2007, between Hudson Highland Group, Inc. and Jon F. Chait (incorporated by reference to Exhibit 10.4 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).

(10.8)*	Executive Employment Agreement, amended and restated effective as of March 1, 2009, between Hudson Highland Group, Inc. and Margaretta R. Noonan.

(10.9)*	Executive Employment Agreement, amended and restated effective as of March 3, 2009, between Hudson Highland Group, Inc. and Richard S. Gray.

(10.10)*	Executive Employment Agreement, amended and restated effective as of March 3, 2009, between Hudson Highland Group, Inc. and Latham Williams.

(10.11)*	Executive Employment Agreement, amended and restated effective as of March 3, 2009, between Hudson Highland Group, Inc. and Neil J. Funk.

(10.12)*	Executive Employment Agreement, amended and restated effective as of March 3, 2009, between Hudson Highland Group, Inc. and Frank P. Lanuto.

(10.13)*	Executive Employment Agreement, amended and restated effective as of March 3, 2009, between Hudson Highland Group, Inc. and Mary Jane Raymond.

(10.14)*	Executive Employment Agreement, amended and restated effective as of October 29, 2007, between Hudson Highland Group, Inc. and Don Bielinski (incorporated by reference to Exhibit 10.7 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).

(10.15)*	Amendment, dated as of November 20, 2008, to Executive Employment Agreement, amended and restated effective as of October 29, 2007, between Hudson Highland Group, Inc. and Don Bielinski (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated November 20, 2008 (file No. 0-50129)).

(10.16)*	Hudson Highland Group, Inc. Nonqualified Deferred Compensation Plan (Effective May 1, 2004, as Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.8 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).

(10.17)*	Summary of Hudson Highland Group, Inc. Compensation for Non-employee Members of the Board of Directors (incorporated by reference to Exhibit 10.9 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).

(10.18)*	Summary of Hudson Highland Group, Inc. 2008 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated January 30, 2008 (file No. 0-50129)).

(10.19)*	Summary of Amendments to Hudson Highland Group, Inc. 2008 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated April 23, 2008 (file No. 0-50129)).

(10.20)*	Summary of Hudson Highland Group, Inc. 2009 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 9, 2009 (file No. 0-50129)).

(10.21)*	Hudson Highland Group, Inc. Director Deferred Share Plan (incorporated by reference to Exhibit 10.15 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).

Exhibit Number	Exhibit Description
(10.22)*	Executive Agreement effective as of January 12, 2009, between Hudson Highland Group, Inc. and Elaine A. Kloss.

(21)	Subsidiaries of Hudson Highland Group, Inc.

(23.1)	Consent of KPMG LLP.

(23.2)	Consent of BDO Seidman, LLP.

(31.1)	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(31.2)	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(32.1)	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(99.1)	Proxy Statement for the 2009 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2008; except to the extent specifically incorporated by reference, the Proxy Statement for the 2009 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

*	A management contract or compensatory plan or arrangement.