Form 10-Q
period 2009-03-31
HUDSON HIGHLAND GROUP INC
filed 2009-05-04
CIK 1210708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2009
Common Stock - $0.001 par value	26,588,293

HUDSON HIGHLAND GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$164,990	$294,032
Direct costs	102,677	169,880

Gross margin	62,313	124,152
Operating expenses:
Selling, general and administrative expenses	72,302	117,313
Depreciation and amortization	3,790	3,825
Business reorganization and integration expenses	5,935	1,395

Operating (loss) income	(19,714)	1,619
Other income (expense):
Interest, net	(191)	351
Other, net	619	197

(Loss) income from continuing operations before provision for income taxes	(19,286)	2,167
(Benefit) provision for income taxes	(4,059)	1,784

(Loss) income from continuing operations	(15,227)	383
Income from discontinued operations, net of income taxes	9,668	981

Net (loss) income	$(5,559)	$1,364

Earnings (loss) per share:
Basic
(Loss) income from continuing operations	$(0.60)	$0.02
Income from discontinued operations	0.38	0.03

Net (loss) income	$(0.22)	$0.05

Diluted
(Loss) income from continuing operations	$(0.60)	$0.01
Income from discontinued operations	0.38	0.04

Net (loss) income	$(0.22)	$0.05

Basic weighted average shares outstanding:	25,171	25,500
Diluted weighted average shares outstanding:	25,171	25,877

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value of stocks)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$46,260	$49,209
Accounts receivable, less allowance for doubtful accounts of $2,923 and $3,500, respectively	103,968	127,828
Prepaid and other	25,511	15,552
Current assets of discontinued operations	751	881

Total current assets	176,490	193,470
Intangibles, net	1,043	2,498
Property and equipment, net	21,693	24,446
Other assets	11,282	9,982
Non-current assets of discontinued operations	495	557

Total assets	$211,003	$230,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,263	$15,757
Accrued expenses and other current liabilities	55,844	76,791
Short-term borrowings	11,257	5,307
Accrued business reorganization expenses	7,680	5,724
Current liabilities of discontinued operations	1,553	1,002

Total current liabilities	90,597	104,581
Other non-current liabilities	16,799	16,904
Accrued business reorganization expenses, non-current	1,030	1,476

Total liabilities	108,426	122,961
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 26,695 and 26,494 shares, respectively	26	26
Additional paid-in capital	445,017	450,739
Accumulated deficit	(368,464)	(362,905)
Accumulated other comprehensive income—translation adjustments	26,281	27,054
Treasury stock, 107 and 1,140 shares, respectively, at cost	(283)	(6,922)

Total stockholders’ equity	102,577	107,992

Total liabilities and stockholders’ equity	$211,003	$230,953

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(5,559)	$1,364
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,818	3,976
Recovery of doubtful accounts	(150)	(43)
(Benefit from) provision for deferred income taxes	(2,324)	216
Stock-based compensation	449	1,079
Net gain on disposal of assets	(11,625)	(2,832)
Changes in assets and liabilities, net of effects of business acquisitions:
Decrease (increase) in accounts receivable	22,992	(12,112)
Decrease (increase) in other assets	757	(2,635)
Decrease in accounts payable, accrued expenses and other liabilities	(18,422)	(9,599)
Increase in accrued business reorganization expenses	2,513	417

Net cash used in operating activities	(7,551)	(20,169)

Cash flows from investing activities:
Capital expenditures	(500)	(2,167)
Proceeds from the sale of assets	—	10,990
Payments for acquisitions, net of cash acquired	—	(567)

Net cash (used in) provided by investing activities	(500)	8,256

Cash flows from financing activities:
Borrowings under credit facility and other short term financing	39,985	53,061
Repayments under credit facility and other short term financing	(34,035)	(51,505)
Net payments on current and long-term debt	—	(13)
Issuance of common stock - Long Term Incentive Plan option exercises	—	24
Issuance of common stock - employee stock purchase plans	—	11
Purchase of treasury stock, including fees	(703)	(5,257)
Purchase of restricted stock from employees	(55)	—

Net cash provided by (used in) financing activities	5,192	(3,679)

Effect of exchange rates on cash and cash equivalents	(90)	1,637
Net decrease in cash and cash equivalents	(2,949)	(13,955)
Cash and cash equivalents, beginning of year	49,209	39,245

Cash and cash equivalents, end of year	$46,260	$25,290

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$238	$103

Cash (refund), net of taxes paid during the period for income taxes	$(609)	$2,843

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance January 1, 2009	25,354	$26	$450,739	$(362,905)	$27,054	$(6,922)	$107,992
Net loss	—	—	—	(5,559)	—	—	(5,559)
Other comprehensive loss, translation adjustments	—	—	—	—	(773)	—	(773)
Purchase of treasury stock	(243)	—	—	—	—	(703)	(703)
Purchase of restricted stock from employees	(22)	—	—	—	—	(55)	(55)
Issuance of shares for 401(k) plan contribution	1,318	—	(6,171)	—	—	7,397	1,226
Stock-based compensation	181	—	449	—	—	—	449

Balance March 31, 2009	26,588	$26	$445,017	$(368,464)	$26,281	$(283)	$102,577

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Hudson Highland Group, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2008.

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

Certain prior year amounts have been reclassified to conform to the current period presentation. For the three months ended March 31, 2008, borrowings and repayments under the Company’s credit facility as reported within the financing section of the Condensed Consolidated Statements of Cash Flows incorrectly included both movements of the Company’s cash into and out of its lockbox account as well as actual borrowings and repayments under the Company’s credit facility. Actual borrowings and repayments under the Company’s credit facility during the three months ended March 31, 2008 were $53,061 and $51,505, respectively. The Company has adjusted previously reported amounts to exclude the cash movements associated with its lockbox account as such amounts do not represent actual borrowings or repayments under its credit facility. The original classification had no impact on the amount of net borrowings reported within the financing section of the Condensed Consolidated Statements of Cash Flows because the movements of the Company’s cash into and out of the credit facility were equal and offsetting. See Note 15, “Financial Instruments” for information on the Company’s credit facility. The following table presents the effect of the above on the previously reported Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008.

	Three Months ended March 31, 2008
	As Reported	As Adjusted
Borrowings under credit facility	$109,700	$53,061
Repayments under credit facility	$(108,144)	$(51,505)

Net borrowings under credit facility	$1,556	$1,556

The Condensed Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions between and among the Company and its subsidiaries have been eliminated in consolidation.

NOTE 2 – DESCRIPTION OF BUSINESS

The Company is comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific (“Hudson regional businesses” or “Hudson”). The Company has operated as an independent publicly traded company since April 1, 2003.

The Company provides professional staffing services on a permanent and contract basis and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into three reportable segments—Hudson Americas, Hudson Europe, and Hudson Asia Pacific, which constituted approximately 18%, 49%, and 33%, respectively, of the Company’s gross margin for the three months ended March 31, 2009.

Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury that are not attributable to the reportable segments.

Hudson Americas operates from thirty-one offices in the United States and Canada, with 96% of its gross margin generated in the United States (“U.S.”) during the three months ended March 31, 2009. Hudson Europe operates from forty-two offices in fifteen countries, with 38% of its gross margin generated in the United Kingdom (“U.K.”) during the three months ended March 31, 2009. Hudson Asia Pacific operates from twenty-two offices in five countries, with 69% of its gross margin generated in Australia during the three months ended March 31, 2009.

The Hudson regional businesses provide professional contract personnel and permanent recruitment services to a wide range of clients. With respect to contract personnel, Hudson focuses on providing to its clients candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. Hudson provides permanent recruitment services on both a retained and contingent basis and focuses on mid-level professionals. The Hudson regional businesses also provide organizational effectiveness and development services through their Talent Management Solutions units.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, FSP FAS 157-4 amends the disclosure requirement under Statement of Financial Accounting Standards (“SFAS”) No. 157, and requires a reporting entity to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and to also discuss changes in valuation techniques and related inputs, if any during the period. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted in certain circumstances for periods ending after March 15, 2009. The Company is currently evaluating the impact of adopting FSP FAS 157-4.

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets,” (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R and SFAS No. 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The adoption of EITF 08-7 did not have a material impact on the Company’s results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which was the Company’s fiscal year beginning January 1, 2009. In April 2009, the FASB issued FSP FAS 141(R)-1, which amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. FSP FAS 141(R)-1 clarifies that assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. Contingent consideration arrangements of an acquiree assumed by the acquirer as part of a business combination will be accounted for as contingent consideration by the acquirer. FSP FAS 141 (R)-1also requires a reporting entity to disclose the nature of the contingencies, the amounts recognized at the acquisition date and the measurement basis applied (that is, whether they were recognized at fair value or on a different basis in accordance with FAS 5 and FASB Interpretations (“FIN”) 14). FSP FAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 which was the Company’s fiscal year beginning January 1, 2009. The adoption of SFAS No. 141R and FSP FAS 141(R)-1 did not have a material impact on the Company’s results of operations or financial condition as there were no business acquisitions for the three months ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. SFAS 160 amends Accounting Research Bulletin No. 51 (“ARB No. 51”), “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This statement also requires disclosure on the face of the consolidated statement of operations, of the amounts of consolidated net income (loss) attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). In February 2008, FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted FSP FAS 157-2 on January 1, 2009 and the adoption did not have a material impact on its results of operations or financial condition.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For the periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three months ended March 31, 2009 and 2008, the effect of approximately 2,492,335, and 1,785,550, respectively, of outstanding stock options and other common stock equivalent was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

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

Long Term Incentive Plan

The Company maintains the Hudson Highland Group, Inc. Long Term Incentive Plan (the “LTIP”) pursuant to which it can offer equity-based compensation incentives to eligible recipients. The LTIP permits the granting of stock options and restricted stock as well as other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors will establish such conditions as it deems appropriate on the granting or vesting of stock options or restricted stock. While the Company historically granted both stock options and restricted stock to its employees, since 2008 the Company has primarily granted restricted stock to its employees. Occasionally, the Company continues to grant stock options to certain of its executive employees at the time of hire.

2009 Incentive Stock and Awards Plan

In March 2009, the Company’s Board of Directors approved the Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan (the “2009 Incentive Plan”), which is subject to approval by the Company’s stockholders at the Company’s annual meeting to be held on May 12, 2009. Upon stockholder approval of the 2009 Incentive Plan, the LTIP will terminate and no new awards will be granted under the LTIP, although awards granted under the LTIP that are outstanding upon the approval of the 2009 Incentive Plan will remain outstanding and will continue to be subject to all of the terms and conditions of the LTIP.

The 2009 Incentive Plan provides that an aggregate of 1,600,000 shares of the Company’s common stock are reserved for issuance to participants under the 2009 Incentive Plan. The Compensation Committee of the Company’s Board of Directors administers the 2009 Incentive Plan and may designate any of the following as a participant under the 2009 Incentive Plan: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. The 2009 Incentive Plan permits the granting of stock options, restricted stock, and other types of equity-based awards. The Compensation Committee will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, or other types of equity-based awards to participants.

Stock Options

Stock options granted under the LTIP generally expire ten years after the date of grant. Stock options granted under the LTIP have an exercise price of at least 100% of the fair market value of the underlying stock on the date of grant and generally vest ratably over a four year period.

For the three months ended March 31, 2009 and 2008, the Company recognized $193 and $391, respectively, of stock-based compensation expense related to stock options.

As of March 31, 2009, the Company had $732 of total unrecognized stock-based compensation expense related to outstanding non-vested stock options. The Company expects to recognize that cost over a weighted average service period of approximately 1.4 years.

Changes in the Company’s stock options for the three months ended March 31, 2009 were as follows:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Options outstanding, beginning of year	2,060,325	$13.14
Granted	—	—
Exercised	—	—
Forfeited	(12,125)	16.49
Expired	(6,800)	15.91

Options outstanding at March 31, 2009	2,041,400	13.11

Options exercisable at March 31, 2009	1,719,950	$12.52

Restricted Stock

During the three months ended March 31, 2009, the Company granted 327,200 shares of restricted stock to various employees. Shares of restricted stock with only service-related vesting conditions are valued at the closing market value of the Company’s common stock on the date of grant. Of the 327,200 shares granted, (i) 4,200 shares vested immediately, (ii) 40,000 shares vest ratably over a four year period from the date of grant, (iii) 144,000 shares vest ratably over a three year period from the date of grant and (iv) 139,000 shares vest one-third on each of the first three anniversaries of the grant date, provided that the following vesting conditions are met: (1) the 20-day average closing price of a share of the Company’s common stock on the NASDAQ Global Market meets or exceeds the applicable share price target at anytime on or prior to the anniversary date and (2) the recipient remains employed by the Company on the anniversary date. The share price targets for each of the recipients are $6.00 for one third of the shares of restricted stock, $9.00 for one third of the shares of restricted stock and $12.00 for one third of the shares of restricted stock. With respect to each share price target, such target is deemed to be achieved on the first day following the grant date on which the 20-day average closing price of a share of the Company’s common stock meets or exceeds such share price target. Shares of restricted stock that would otherwise vest on an anniversary date, but that do not vest on such date because the applicable share price target has not been achieved, will vest immediately if and when the applicable share price target is achieved if the recipient remains employed by the Company at such time; provided that, if a share price target is not achieved by the fifth anniversary of the grant date, then the recipient will forfeit the number of unvested shares of restricted stock that correspond to such share price target.

For the three months ended March 31, 2009 and 2008, the Company recognized $256 and $506, of stock-based compensation expense related to restricted stock.

As of March 31, 2009, the Company had $783 of total unrecognized stock-based compensation expense related to outstanding non-vested restricted stock. That cost is expected to be recognized over a weighted average service period of 1.9 years.

Changes in the Company’s restricted stock for the three months ended March 31, 2009 were as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of year	225,490	$9.31
Granted	327,200	1.00
Vested	(116,690)	7.02
Forfeited	(1,000)	16.53

Unvested restricted stock at March 31, 2009	435,000	$3.66

Employee Stock Purchase Plan

The Company also previously maintained the Hudson Highland Group, Inc. Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees could purchase shares of the Company’s common stock at the lesser of 85% of the fair market value at the commencement of each plan purchase period or 85% of the fair market value as of the purchase date. Eligible employee purchases were limited to $25 in any calendar year.

The Company decided to suspend the ESPP effective January 1, 2009. For the three months ended March 31, 2009 and 2008, the Company recognized $0 and $183, respectively, of stock-based compensation related to shares purchased under the ESPP.

Defined Contribution Plans

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. For the three months ended March 31, 2009 and 2008, the Company recognized $272 and $831, respectively, of expense for the 401(k) plan. In March 2009, the Company issued 1,318,161 shares of its common stock with a value of $1,226 to satisfy the 2008 contribution liability to the 401(k) plan. In March 2008, the Company issued 140,051 shares of its common stock with a value of $980 to satisfy the 2007 contribution liability to the 401(k) plan.

NOTE 6 – DISCONTINUED OPERATIONS

During the first quarter of 2009, the Company decided to close its operations in Japan within the Hudson Asia Pacific segment, and has classified the historical results of Japan as a component of discontinued operations. Discontinued operations for the three months ended March 31, 2009 included approximately $818 of expenses for employee termination benefits related to the Japan operations.

In October 2006, the Company completed the sale of its Highland Partners executive search business (“Highland”) to Heidrick & Struggles International, Inc. As a result of Highland achieving certain revenue metrics in 2008, the Company accrued an additional earn-out payment of $11,625. This amount was the contractual maximum possible earn-out from this transaction for the year ended December 31, 2008 and was received on April 9, 2009. The additional earn-out payment was reflected within discontinued operations as a gain from sale of discontinued operations and recorded as receivable under current assets (prepaid and other) as of March 31, 2009.

In addition to the above, the Company disposed of substantially all of the assets of Balance Public Management B.V. (“BPM”), a subsidiary of the Company, to KH Health Care B.V. in May 2008, and Hudson Americas’ energy, engineering and technical staffing division (“ETS”) to System One Holdings LLC in February 2008.

Japan was part of the Hudson Asia Pacific reportable segment, BPM was part of the Hudson Europe reportable segment and ETS was part of the Hudson Americas reportable segment. The Highland business was a separate reportable segment of the Company at the time of its sale. The gain or loss on sale and results of operations of the disposed businesses were reported in discontinued operations in the relevant periods.

Reported results for the discontinued operations by period were as follows:

	For the three months ended March 31, 2009
	Japan	BPM	Highland	ETS	Total
Revenue	$743	$—	$—	$—	$743

Gross margin	$727	$—	$—	$—	$727

Operating (loss) income	$(1,651)	$—	$—	$(62)	$(1,713)
Other income (expense)	(244)	—	—	—	(244)
Gain (loss) from sale of discontinued operations	—	—	11,625	—	11,625
Provision for income taxes (a)	—	—	—	—	—

(Loss) income from discontinued operations	$(1,895)	$—	$11,625	$(62)	$9,668

	For the three months ended March 31, 2008
	Japan	BPM	Highland	ETS	Total
Revenue	$1,456	$2,019	$—	$12,994	$16,469

Gross margin	$1,456	$617	$—	$620	$2,693

Operating (loss) income	$(576)	$405	$(554)	$(1,140)	$(1,865)
Other income (expense)	238	—	(40)	—	198
Gain (loss) from sale of discontinued operations	—	—	3,375	(545)	2,830
Provision for income taxes (a)	75	107	—	—	182

(Loss) income from discontinued operations	$(413)	$298	$2,781	$(1,685)	$981

(a)	Income tax expense is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% due to differences in the foreign statutory tax rates, as well as the ability to offset certain net operating losses (“NOLs”) against taxable profits.

NOTE 7 – REVENUE, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	Three months ended March 31, 2009			Three months ended March 31, 2008 (2)
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$123,930	$41,060	$164,990	$208,107	$85,925	$294,032
Direct costs (1)	98,519	4,158	102,677	163,096	6,784	169,880

Gross margin	$25,411	$36,902	$62,313	$45,011	$79,141	$124,152

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent recruitment and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of contracting and permanent recruitments, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

(2)	During the first quarter of 2009, the Company reclassified $2,332 from Other Revenue (principally permanent recruitment business) to Temporary Revenue (principally contracting business) for the three months ended March 31, 2008 to be consistent with the current period presentation and underlying nature of services being performed. The reclassified amount relates to revenue earned on services performed by contractors on temporary, short-term assignments for an up-front fee, which is recognized as revenue at the time the client and contractor have accepted all employment terms.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2009 and December 31, 2008, property and equipment, net consisted of the following:

	March 31, 2009	December 31, 2008
Computer equipment	$21,426	$21,735
Furniture and equipment	15,352	16,962
Capitalized software costs	26,440	26,403
Leasehold and building improvements	22,690	23,135
Transportation equipment	74	208

	85,982	88,443
Less: accumulated depreciation and amortization	64,289	63,997

Property and equipment, net	$21,693	$24,446

NOTE 9 –INTANGIBLES

As of March 31, 2009 and December 31, 2008, intangibles, net consisted of the following:

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Client lists	$8,838	$(8,285)	$553	$9,116	$(8,032)	$1,084
Other amortizable intangibles	4,297	(3,807)	490	5,259	(3,845)	1,414

Total other intangibles, net	$13,135	$(12,092)	$1,043	$14,375	$(11,877)	$2,498

Amortization expense of the intangible assets for the three months ended March 31, 2009 and 2008 was $315 and $528, respectively.

NOTE 10 – INCOME TAXES

The benefit for income taxes for the three months ended March 31, 2009 was $4,059 on a pre-tax loss of $19,286, compared with a provision of $1,784 on pre-tax income of $2,167 for the same period of 2008. The effective tax rate for the three months ended March 31, 2009 was 21.0% as compared to 82.3% for the same period of 2008. In the current period, the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the ability to benefit from losses incurred in foreign jurisdictions and the inability to recognize tax benefits on net U.S. losses. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

As of March 31, 2009 and December 31, 2008, the Company had $8,200 and $7,509, respectively, of uncertain tax benefits, including interest and penalties, which if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations during the next year are estimated to be approximately $1,500 to $3,000, not including any potential new additions.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and totaled $81 and $218, respectively, for the three months ended March 31, 2009 and 2008. Accrued interest and penalties were $1,706 and $1,625 as of March 31, 2009 and December 31, 2008, respectively. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years that had NOLs would remain open until the expiration of the statute of limitations of the future tax years those NOLs would be utilized. Notwithstanding the above, the open tax years are 2005 through 2008 for the U.S. federal, state and local jurisdictions, 2006 through 2008 for the U.K., 2000 through 2008 for Australia and 2003 through 2008 for most other jurisdictions. The Company is currently under income tax examination in Hungary (2006) and the State of Texas (2004 to 2006).

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

The primary reasons for the Company’s acquisitions are the strengthening of the Company’s presence in a particular geographic region and/or the synergies and related cost savings gained from the integration of the acquired operations.

Pro forma information for these acquisitions is not included as it would not have a material impact on the Company’s condensed consolidated financial position or results of operations.

NOTE 12 – BUSINESS REORGANIZATION EXPENSES

The Company’s Board of Directors approved reorganization plans in February 2009 (“2009 Plan”) and in March and October 2008 (“2008 Plan”) to streamline the Company’s support operations in each of the Hudson regional businesses to match its focus on specialization and also in response to the prevailing economic conditions. These plans include costs for actions to reduce support functions to match them to the scale of the businesses after divestitures, to exit underutilized properties and to eliminate contracts for certain discontinued services. These costs include lease termination payments, employee termination benefits and contract cancellation costs. The Company initially obtained approval for $5,000 related to 2009 restructuring activities. For the three months ended March 31, 2009, the Company incurred $4,969 and $952 of expenses under the 2009 Plan and 2008 Plan, respectively. The Company substantially completed the remainder of the 2008 Plan. On April 24, 2009 and May 1, 2009, the Company’s Board of Directors approved further restructuring actions, which will increase the total cost of the 2009 Plan to $16,000. The Company expects to complete the 2009 Plan in 2009.

In the following tables, amounts in the “Changes in Estimate” and “Additional Charges” columns represent modifications to amounts charged or recovered for business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations. Amounts in the “Payments” column represent the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the three months ended March 31, 2009 were as follows:

Three Months ended March 31, 2009	December 31, 2008	Changes in Estimate	Additional Charges	Payments	March 31, 2009
Lease termination payments	$3,325	$187	$1,918	$(948)	$4,482
Employee termination benefits	3,654	(173)	3,966	(3,400)	4,047
Contract cancellation costs	221	—	37	(77)	181

Total	$7,200	$14	$5,921	$(4,425)	$8,710

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

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. As of March 31, 2009 and December 31, 2008, $2,490 and $2,585, respectively, of asset retirement obligations were included in the Condensed Consolidated Balance Sheets, of which $915 and $1,033, respectively, were included in other non-current liabilities.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2009, the Company issued 1,318,161 shares of its common stock held in treasury to satisfy its 2008 contribution liability to its 401(k) plan, with a value of $1,226 for these shares at issuance.

NOTE 15 – FINANCIAL INSTRUMENTS

Credit Facility

The Company has a Credit Agreement, as amended (the “Credit Agreement”) with Wells Fargo Foothill, Inc. and another lender that provides the Company with the ability to borrow up to $75,000, including the issuance of letters of credit. The Company’s available borrowings under the Credit Agreement are based on an agreed percentage of eligible accounts receivable principally related to the Company’s North America, U.K. and Australia operations, as defined in the Credit Agreement, less required reserves. The Company must maintain a minimum borrowing base of $25,000. As of March 31, 2009, the Company’s borrowing base was $46,896. As of March 31, 2009, the Company had $11,257 of outstanding borrowings under the Credit Agreement and a total of $5,308 of outstanding letters of credit issued under the Credit Agreement, resulting in the Company being able to borrow an additional $5,331 after deducting the minimum borrowing base.

The maturity date of the Credit Agreement is July 31, 2012. Borrowings may be made with an interest rate based on the prime rate plus a margin based on borrowing availability or an interest rate based on the LIBOR rate plus a margin based on borrowing availability. The interest rates on outstanding borrowings ranged from 6.50% to 6.75% as of March 31, 2009. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company.

The Credit Agreement contains various restrictions and covenants, including those that (1) prohibit payments of dividends; (2) limit the Company’s capital expenditures in each fiscal year to $9,000 in 2009 and $11,000 per year thereafter; (3) restrict the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; (4) limit dispositions of assets to permitted dispositions in the aggregate not to exceed $15,000 per year; (5) limit guarantees of indebtedness; (6) prohibit the Company from making stock repurchases after February 28, 2009; and (7) limit the amount of permitted acquisitions to $10,000 per year. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2009.

The Company expects to continue to use the aforementioned credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are used to support office leases and certain financial obligations.

Restricted Cash

As of March 31, 2009, the Company had approximately $3,489 of restricted cash included in the accompanying Condensed Consolidated Balance Sheet. Included in this balance was $2,400 held as collateral under a collateral trust agreement which supports its workers’ compensation policy and is included in the caption other assets. Coincident with the 2009 insurance renewal process completed on April 1, 2009, the estimated collateral under the collateral trust agreement was reduced by $500 to approximately $1,900. The Company maintained $822 of deposits with banks in the Netherlands as required by law as a reserve for tax payments, $163 of deposits with banks in Spain as guarantees for the rent on the Company’s offices, and $104 of deposits with a bank in Singapore principally as guarantee for the rent on the Company’s offices. These deposits, totaled approximately $1,089, and were included in the caption cash & cash equivalents.

Shelf Registration Statement Filing

The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of March 31, 2009, all of the 1,350,000 shares were available for issuance.

NOTE 16– COMPREHENSIVE INCOME

An analysis of the Company’s comprehensive (loss) income is as follows:

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(5,559)	$1,364
Other comprehensive (loss) income—translation adjustments	(773)	6,453

Total comprehensive (loss) income	$(6,332)	$7,817

NOTE 17 – SEGMENT AND GEOGRAPHIC DATA

The Company operates in three reportable segments: the Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific. Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury which are not attributable to the reportable segments.

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

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Three Months Ended March 31, 2009
Revenue	$44,023	$66,227	$54,740	$—	$164,990

Gross margin	$10,962	$30,622	$20,729	$—	$62,313

Business reorganization and integration expenses	$1,623	$2,434	$1,878	$—	$5,935

EBITDA (loss) (a)	$(4,786)	$(3,806)	$(2,583)	$(4,749)	$(15,924)
Depreciation and amortization	1,005	1,805	917	63	3,790

Operating income (loss)	(5,791)	(5,611)	(3,500)	(4,812)	(19,714)
Interest and other income (expense), net	(1)	77	525	(173)	428

Income (loss) from continuing operations before income taxes	$(5,792)	$(5,534)	$(2,975)	$(4,985)	$(19,286)

As of March 31, 2009
Accounts receivable, net	$24,927	$51,348	$27,693	$—	$103,968

Long-lived assets, net of accumulated depreciation and amortization	$6,029	$8,026	$5,709	$2,972	$22,736

Total assets	$34,942	$82,930	$57,010	$36,121	$211,003

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For the Three Months Ended March 31, 2008
Revenue	$83,262	$111,333	$99,437	$—	$294,032

Gross margin	$22,755	$58,532	$42,865	$—	$124,152

Business reorganization and integration expenses (recovery)	$1,460	$(160)	$95	$—	$1,395

EBITDA (loss) (a)	$(233)	$5,929	$5,676	$(5,928)	$5,444
Depreciation and amortization	1,173	1,643	956	53	3,825

Operating income (loss)	(1,406)	4,286	4,720	(5,981)	1,619
Interest and other income (expense), net	113	321	291	(177)	548

Income (loss) from continuing operations before income taxes	$(1,293)	$4,607	$5,011	$(6,158)	$2,167

As of March 31, 2008
Accounts receivable, net	$62,026	$99,015	$55,674	$—	$216,715

Long-lived assets, net of accumulated depreciation and amortization	$45,953	$41,015	$13,517	$3,213	$103,698

Total assets	$113,915	$159,680	$98,630	$12,118	$384,343

(a)	The Company defines EBITDA as income (loss) from continuing operations before inclusion of provision for income taxes, other income (expense), interest income (expense), and depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
For the three months ended March 31, 2009
Revenue (b)	$43,565	$42,834	$37,930	$28,297	$11,906	$458	$164,990

Long-lived assets, net of accumulated depreciation and amortization (c)	$8,969	$3,244	$4,437	$3,588	$2,464	$34	$22,736

Net assets	$33,707	$14,641	$25,720	$18,906	$9,589	$14	$102,577

For the three months ended March 31, 2008
Revenue (b)	$82,225	$71,870	$69,654	$41,679	$27,567	$1,037	$294,032

Long-lived assets, net of accumulated depreciation and amortization (c)	$49,148	$5,059	$5,850	$35,165	$8,458	$18	$103,698

Net assets	$84,192	$22,987	$35,269	$39,925	$23,742	$(1,346)	$204,769

(b)	Revenue is generally recorded on a geographic basis according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

NOTE 18 – STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15,000 of the Company’s common stock. Since February 4, 2008, the Company has repurchased 1,491,772 shares for a total cost of approximately $8,195 under the above program. Of the cumulative 1,491,772 shares purchased, 243,316 shares were purchased during the three months ended March 31, 2009 for a total cost of $703. As of March 1, 2009, repurchases of common stock are no longer permitted under the Company’s amended Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Item 1 of this Form 10-Q. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principles (“GAAP”) measure of income (loss) from continuing operations before inclusion of provision for income taxes, other income (expense), interest income (expense), and depreciation and amortization (“EBITDA”). See Note 17 to the Condensed Consolidated Financial Statements for EBITDA segment reconciliation information.

Overview

Hudson Highland Group, Inc. (the “Company” or “Hudson,” “we,” “us” and “our”) has operated as an independent publicly traded company since April 1, 2003. Our businesses are specialized professional staffing services for permanent and contract and talent management services to businesses operating in many industries and in over 20 countries around the world. Our largest operations are in the United States (“U.S.”), the United Kingdom (“U.K.”) and Australia. We are organized into three reportable segments of Hudson Americas, Hudson Europe and Hudson Asia Pacific (“Hudson regional business”). These segments contributed approximately 18%, 49% and 33% of the Company’s gross margin, respectively, for the three months ended March 31, 2009.

Hudson Americas operates from thirty-one offices in the U.S. and Canada, with 96% of its gross margin generated in the U.S. during the three months ended March 31, 2009. Hudson Europe operates from forty-two offices in fifteen countries, with 38% of its gross margin generated in the U.K. during the three months ended March 31, 2009. Hudson Asia Pacific operates from twenty-two offices in five countries, with 69% of its gross margin generated in Australia during the three months ended March 31, 2009.

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

Recent Economic Events

During 2008, the countries in which Hudson operates experienced varying degrees of economic declines, some very significant. By the end of 2008, virtually all of our markets showed declines in their gross domestic product. The U.S. dollar strengthened against all of our major non-U.S. currencies which reduced the dollar-denominated value of our foreign earnings and cash flow from our foreign sales. The economic conditions continued to decline during the first quarter of 2009 and consequently affected both our temporary contracting and permanent recruitment business lines. In temporary contracting, we experienced that clients discontinued non-essential projects and brought hiring in-house. In permanent recruitment, there was evidence of client reluctance to hire or fill vacancies. As a result of these conditions, the financial results of the Company for the three months ended March 31, 2009 were below the results of the prior year in all three regions as discussed below.

Financial Performance

As discussed in more detail in this MD&A, the following financial data present an overview of our financial performance for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Changes Amount
$ in thousands	2009	2008
Revenue	$164,990	$294,032	$(129,042)

Gross margin	62,313	124,152	(61,839)

Selling, general and administrative expenses (a)	76,092	121,138	(45,046)
Business reorganization and integration expenses	5,935	1,395	4,540

Operating (loss) income	(19,714)	1,619	(21,333)

(Loss) income from continuing operations	(15,227)	383	(15,610)

Net (loss) income	$(5,559)	$1,364	$(6,923)

(a)	Selling, general and administrative expenses includes depreciation and amortization expenses of $3,790 and $3,825, respectively, for the three months ended March 31, 2009 and 2008.

•

Revenue was $165 million for the three months ended March 31, 2009, as compared to $294 million for the same period of 2008, a decrease of $129 million, or 44%. Of this decline, $84 million was in contracting services and $37 million was in permanent recruitment services. These declines were 40% and 58%, respectively, for the three months ended March 31, 2009, compared to the same period of 2008.

•

Gross margin was $62 million for the three months ended March 31, 2009, as compared to $124 million for the same period of 2008, a decrease of $62 million or 50%. Of this decline, $38 million was in permanent recruitment services and $20 million was in contracting services. These declines were 59% and 44%, respectively, for the three months ended March 31, 2009, compared to the same period of 2008.

•

Selling, general and administrative expenses were $76 million for the three months ended March 31, 2009, as compared to $121 million for the same period of 2008, a decrease of $45 million, or 37%. Selling, general and administrative expenses decreased primarily due to the reductions in support costs achieved through reorganization actions and closure of non-core assets and facilities, lower commission associated with the lower revenue and reductions in management costs.

In response to the economic conditions, the Company took steps in the first quarter of 2009 to counteract the declines in revenue. In the first quarter of 2009, the Company decided to expand the restructuring actions it undertook during 2008 to further reduce expenses and streamline operations. In February 2009, the Company’s Board of Directors approved a plan (“2009 Plan”) to reduce expenses by consolidating management, support functions and exit from underutilized properties. The Company expects these actions to produce cost savings in 2009 and improve its long-term profitability. We incurred substantially all of the estimated cost of the plan of approximately $5 million in connection with this plan during the three months ended March 31, 2009. On April 24, 2009 and May 1, 2009, the Company’s Board of Directors approved further restructuring actions, which will increase the total cost of 2009 Plan to $16 million. The Company expects to complete the 2009 Plan in 2009.

Strategic Actions

Our management’s primary focus has been to move the Company to profitability, particularly at the level most in the control of the country level operating leaders and build our specialized professional recruitment through out staffing, project solutions and talent management businesses. We have focused our strategy on higher-margin specialized professional recruitment with a long-term financial goal of 7-10% EBITDA margins, which we believe will generate long-term profitability. We have executed this strategy through a combination of delivery of higher margin services, investments, divestitures and cost restructuring. In doing so, we have sold or discontinued non-core businesses, taken actions to streamline support operations to match the business focus and reduced costs to increase the Company’s long-term profitability.

In April 2008, we acquired certain business assets of Propensity, Ltd., a professional services firm based in Texas specializing in accounting and finance services and providing both contract and permanent placement services.

In February 2008, we completed the acquisition of the majority of the assets of Executive Coread SARL, a talent management and recruitment company in France.

We expect to continue our review of opportunities to expand our operations in specialized professional recruitment.

In the last two years, we completed the sale of or discontinued three non-core businesses to improve our strategic focus:

•	Hudson’s Japan division in March 2009 (2008 revenue of $5 million).

•	Hudson’s public management division of Balance Ervaring op Projectbasis, B.V. in May 2008 (2007 revenue of $6 million).

•	Hudson Americas’ energy, engineering and technical staffing division in February 2008 (2007 revenue of $146 million).

Use of EBITDA

Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as the best indicator of operating performance and most comparable measure across our regions, because it does not include certain expenses that are generally outside the control of local management. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented below may not be comparable with similarly titled measures reported by other companies. EBITDA, as presented below, is derived from income (loss) from continuing operations adjusted for provision for income taxes, other expense (income), interest expense (income), and depreciation and amortization. The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended March 31,
$ in thousands	2009	2008
(Loss) income from continuing operations	$(15,227)	$383
Adjustments to (loss) income from continuing operations
Provision for income taxes	(4,059)	1,784
Other income, net	(619)	(197)
Interest income, net	191	(351)
Depreciation and amortization	3,790	3,825

Total adjustments from (loss) income from continuing operations to EBITDA	(697)	5,061

EBITDA	$(15,924)	$5,444

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth the Company’s revenue, gross margin, operating (loss) income, (loss) income from continuing operations, net (loss) income, temporary contracting revenue, direct costs of temporary contracting, temporary contracting gross margin and gross margin as a percent of revenue for the three months ended March 31, 2009 and 2008 (dollars in thousands).

	For the three months ended March 31,
	2009	2008
Revenue:
Hudson Americas	$44,023	$83,262
Hudson Europe	66,227	111,333
Hudson Asia Pacific	54,740	99,437

Total	$164,990	$294,032

Gross margin:
Hudson Americas	$10,962	$22,755
Hudson Europe	30,622	58,532
Hudson Asia Pacific	20,729	42,865

Total	$62,313	$124,152

Operating (loss) income:
Hudson Americas	$(5,791)	$(1,406)
Hudson Europe	(5,611)	4,286
Hudson Asia Pacific	(3,500)	4,720
Corporate expenses	(4,812)	(5,981)

Total	$(19,714)	$1,619

(Loss) income from continuing operations	$(15,227)	$383

Net (loss) income	$(5,559)	$1,364

TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$42,216	$79,512
Hudson Europe	41,952	63,044
Hudson Asia Pacific	39,762	65,551

Total	$123,930	$208,107

Direct costs of temporary contracting:
Hudson Americas	$33,046	$60,434
Hudson Europe	32,387	48,542
Hudson Asia Pacific	33,086	54,120

Total	$98,519	$163,096

Temporary contracting gross margin:
Hudson Americas	$9,170	$19,078
Hudson Europe	9,565	14,502
Hudson Asia Pacific	6,676	11,431

Total	$25,411	$45,011

Gross margin as a percent of revenue:
Hudson Americas	21.7%	24.0%
Hudson Europe	22.8%	23.0%
Hudson Asia Pacific	16.8%	17.4%

(a)	Temporary contracting revenue is a component of our revenue. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Constant Currency

The Company defines the term “constant currency” to mean that financial data for a period are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in revenue, direct costs, gross margin, selling, general and administrative expenses and operating (loss) income include the effect of changes in foreign currency exchange rates. Variance analysis usually describes period-to-period variances that are calculated using constant currency as a percentage. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends.

The Company believes that these calculations are a useful measure, indicating the actual change in operations. Earnings from subsidiaries are, at times, repatriated to the U.S., and there are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition. The table below summarizes the impact of foreign exchange adjustments on our operating results for the three months ended March 31, 2009 (dollars in thousands).

	For the three months ended March 31,
	2009			2008
	As reported	Currency translation	Constant currency	As reported
Revenue:
Hudson Americas	$44,023	$111	$44,134	$83,262
Hudson Europe	66,227	18,795	85,022	111,333
Hudson Asia Pacific	54,740	19,469	74,209	99,437

Total	164,990	38,375	203,365	294,032

Direct costs:
Hudson Americas	33,061	15	33,076	60,507
Hudson Europe	35,605	11,420	47,025	52,801
Hudson Asia Pacific	34,011	13,067	47,078	56,572

Total	102,677	24,502	127,179	169,880

Gross margin:
Hudson Americas	10,962	96	11,058	22,755
Hudson Europe	30,622	7,375	37,997	58,532
Hudson Asia Pacific	20,729	6,402	27,131	42,865

Total	$62,313	$13,873	$76,186	$124,152

Selling, general and administrative (a):
Hudson Americas	$15,132	$134	$15,266	$22,701
Hudson Europe	33,795	8,358	42,153	54,406
Hudson Asia Pacific	22,353	6,243	28,596	38,050
Corporate	4,812	3	4,815	5,981

Total	$76,092	$14,738	$90,830	$121,138

Operating (loss) income:
Hudson Americas	$(5,791)	$(44)	$(5,835)	$(1,406)
Hudson Europe	(5,611)	(1,521)	(7,132)	4,286
Hudson Asia Pacific	(3,500)	(621)	(4,121)	4,720
Corporate	(4,812)	(3)	(4,815)	(5,981)

Total	$(19,714)	$(2,189)	$(21,903)	$1,619

(a)	Selling, general and administrative expenses include acquisition-related expenses and depreciation and amortization and exclude merger and integration expenses (recoveries) of $0 and $75, respectively, for the three months ended March 31, 2009 and 2008.

Hudson Americas

Hudson Americas’ revenue was $44.0 million for the three months ended March 31, 2009, as compared to $83.3 million for the same period of 2008, a decrease of $39.3 million or 47.1%. Of this decline, $37.3 million was in contracting services and $2.0 million was in permanent recruitment services. These declines were 46.9% and 52.0%, respectively, compared to the same period of 2008. The decrease in contracting revenue resulted predominantly from Legal Services, which declined by $28.5 million or 52.9% followed by a decrease in Information Technology of $5.7 million or 33.3% with the balance of the revenue decline in Financial Solutions.

The primary driver of the decline in Legal Services was an unusually large, short-term client project in the prior year, which accounted for approximately $22.0 million in revenue in the first quarter of 2008. The remainder of the decline in Legal Services, or $6.5 million, was due to client projects completed through 2008, including some in the fourth quarter of 2008. Clients that cut projects, restricted outside hiring in favor of existing full time staff as a response to the economic conditions and the Company’s exit from unprofitable markets since the first quarter of 2008 contributed to the declines in revenue in Information Technology and Financial Solutions. Clients choosing not to refill positions contributed to the decline in permanent recruitment revenue. Some clients also took advantage of employee attrition as a cost reduction and cash preservation measure in an uncertain economic environment.

Hudson Americas’ direct costs were $33.1 million for the three months ended March 31, 2009, as compared to $60.5 million for the same period of 2008, a decrease of $27.4 million or 45.4%. The decrease was due to fewer contractors on billing and was a direct result of the factors affecting the contracting revenue as noted above.

Hudson Americas’ gross margin was $11.0 million for the three months ended March 31, 2009, as compared to $22.8 million for the same period of 2008, a decrease of $11.8 million or 51.8%. The majority of Hudson America gross margin decline, or $9.9 million, was from the decline in contracting services and was, as noted above, primarily in Legal Services. Legal services, Information Technology and Financial Solutions declined $7.0 million, $1.6 million and $1.6 million, respectively, or 58.4%, 37.3%, and 49.6% respectively, for the three months ended March 31, 2009, compared to the same period of 2008. Contracting services gross margin was 21.7% for the three months ended March 31, 2009, as compared to 24.0% for the same period of 2008. The decline was driven by approximately a 3 percent reduction in bill rates and underutilization of client production space for the Legal Services business. Gross margin, as a percentage of revenue, was 24.9% for the three months ended March 31, 2009, as compared to 27.3% for the same period of 2008. This decline was primarily driven by the decline in permanent recruitment services revenue and the factors affecting the contracting revenue gross margin.

Hudson Americas’ selling, general and administrative expenses were $15.1 million for the three months ended March 31, 2009, as compared to $22.7 million for the same period of 2008, a decrease of $7.6 million or 33.4%. The decrease in selling, general and administrative expenses was driven primarily by reductions in support costs achieved through restructuring and the sale or closure of non-core assets, lower commissions associated with the lower revenue and reductions in management costs. Hudson Americas’ selling, general and administrative expenses, as a percentage of revenue, were 34.4% for the three months ended March 31, 2009, as compared to 27.3% for the same period of 2008.

Hudson Americas incurred $1.6 million of reorganization expenses during the three months ended March 31, 2009, as compared to $1.5 million for the same period of 2008. Reorganization expenses incurred during the three months ended March 31, 2009 included primarily payment of employee termination benefits related to the 2009 Plan.

Hudson Americas’ EBITDA loss was $4.8 million for the three months ended March 31, 2009, as compared to a $0.2 million loss for the same period of 2008, an increase in EBITDA loss of $4.6 million. Hudson Americas’ EBITDA loss, as a percentage of revenue, was 10.9% for the three months ended March 31, 2009, as compared to 0.3% for the same period of 2008. The increase in EBITDA loss was primarily due to the reduced gross margin of $11.8 million partially offset by reductions in selling, general and administrative expenses of $7.6 million.

Hudson America’s operating loss was $5.8 million for the three months ended March 31, 2009, as compared to a $1.4 million loss for the same period of 2008, an increase in operating loss of $4.4 million. Operating loss, as a percentage of revenue, was 13.2% for the three months ended March 31, 2009, as compared to 0.2% for the same period of 2008. The increase in operating loss resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Europe

Hudson Europe’s revenue was $66.2 million for the three months ended March 31, 2009, as compared to $111.3 million for the same period of 2008, a decrease of $45.1 million or 40.5%. On a constant currency basis, Hudson Europe’s revenue decreased $26.3 million or 23.6%, for the three months ended March 31, 2009, as compared to the same period of 2008. The revenue decrease of $26.3 million was primarily due to decreases of $14.1 million in permanent recruitment and $7.8 million in contracting revenue, and $2.6 million in Talent Management. In constant currency, these declines were 42.9%, 12.4%, and 21.1% in permanent recruitment, contracting revenue, and Talent Management, respectively, compared to the same period of 2008.

The majority of this constant currency decline, or $17.3 million, was in the U.K., where both permanent recruitment revenue and contracting revenue declined, as compared to the same period of 2008. The declines in permanent recruitment and contracting revenues were $6.8 million and $8.7 million, or 43.8% and 17.3%, respectively, compared to the same period of 2008. Continued weakness in the financial services and other professional sectors, which experienced the majority of job losses, a greater percentage of hiring being done in-house and a reduction in projects requiring contract staff contributed to the decline in revenue. Slight increases in the Public Sector and new clients partially offset these decreases. In Continental Europe, permanent recruitment and talent management revenue declined $8.6 million, of which France was $3.1 million or 35.0%, and Belgium was $2.9 million or 24.2% compared to the same period of 2008, as clients responded to the economic conditions that deteriorated during the first quarter of 2009. Talent management declined less than our other product lines, primarily in Belgium where the decline was $1.4 million or 18.5%. These declines were partially offset by an increase in contracting revenue in Belgium of $0.9 million.

Hudson Europe’s direct costs were $35.6 million for the three months ended March 31, 2009, as compared to $52.8 million for the same period of 2008, a decrease of $17.2 million or 32.6%. On a constant currency basis, Hudson Europe’s direct costs decreased $5.8 million or 10.9%, for the three months ended March 31, 2009, as compared to the same period of 2008. The decrease in direct costs was due to fewer contractors on billing and was a direct result of the factors affecting the revenue as noted above.

Hudson Europe’s gross margin was $30.6 million for the three months ended March 31, 2009, as compared to $58.5 million for the same period of 2008, a decrease of $27.9 million or 47.7%. On a constant currency basis, gross margin decreased $20.5 million or 35.1% for the three months ended March 31, 2009, as compared to the same period of 2008. The majority of that decline, or $15.4 million, was from the decline in permanent recruitment gross margin, about half of which, or $8.2 million, was in the U.K. Declines in France and Belgium were $3.3 million and $1.5 million, respectively. The U.K., France and Belgium declines were directly related to the declines in permanent recruitment revenue. These declines approximated 53.7%, 45.1% and 33.4%, respectively, for the three months ended March 31, 2009, as compared to the same period of last year. On a constant currency basis, contracting services gross margin was $12.4 million for the three months ended March 31, 2009, as compared to $14.5 million for the same period of 2008, a decrease of $2.1 million or 14.7%. Gross margin, as a percentage of revenue, was 44.7% for the three months ended March 31, 2009, as compared to 52.6% for the same period of 2008, and was primarily attributed to the proportionately greater decline in permanent recruitment revenue.

Hudson Europe’s selling, general and administrative expenses were $33.8 million for the three months ended March 31, 2009, as compared to $54.4 million for the same period of 2008, a decrease of $20.6 million or 37.9%. On a constant currency basis, selling, general and administrative expenses decreased $12.3 million or 22.5% for the three months ended March 31, 2009, as compared to the same period of 2008. The decrease in selling, general and administrative expenses was due to reductions through performance management of the consultant staff, lower commissions associated with reductions in revenue, implementation of several reorganization actions including reduction of management support, consolidation of functions and facilities and a reduction in discretionary spending. Selling, general and administrative expenses, as a percentage of revenue, were 49.6% for the three months ended March 31, 2009, as compared to 48.9% for the same period of 2008.

Hudson Europe incurred $2.4 million of reorganization expenses for the three months ended March 31, 2009, as compared to recoveries of $0.2 million for the same period of 2008, an increase of $2.6 million in expenses. On a constant currency basis, reorganization expenses increased $3.2 million for the three months ended March 31, 2009, as compared to the same period of 2008. Reorganization expenses incurred for the three months ended March 31, 2009 included primarily payments of employee termination benefits, contract cancellation costs and lease termination payments primarily in Belgium and Ireland and costs related to the reorganization of certain support functions related to the Company’s 2009 reorganization program.

Hudson Europe’s EBITDA was a loss of $3.8 million for the three months ended March 31, 2009, as compared to positive EBITDA of $5.9 million for 2008, a decrease in EBITDA of $9.7 million. On a constant currency basis, EBITDA decreased $10.8 million for the three months ended March 31, 2009, as compared to the same period of 2008. Hudson Europe’s EBITDA loss, as a percentage of revenue, was 5.8% for the three months ended March 31, 2009, as compared to positive EBITDA of 5.3% for the same period of 2008. The decrease in EBITDA was primarily due to the reduced gross margin of $20.5 million and increased reorganization costs of $3.2 million, partially offset by reductions in selling, general and administrative expenses of $12.3 million.

Hudson Europe’s operating loss was $5.6 million for the three months ended March 31, 2009, as compared to operating income of $4.3 million for the same period of 2008, a decrease in operating income of $9.9 million. On a constant currency basis, operating income decreased $11.4 million for the three months ended March 31, 2009, as compared to the same period of 2008. Operating loss, as a percentage of revenue, was 8.4% for the three months ended March 31, 2009, as compared to operating income of 3.9% for the same period of 2008. The decrease in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $54.7 million for the three months ended March 31, 2009, as compared to $99.4 million for the same period of 2008, a decrease of $44.7 million or 45.0%. On a constant currency basis, Hudson Asia Pacific’s revenue decreased $25.2 million or 25.4%, for the three months ended March 31, 2009, as compared to the same period of 2008. The revenue decrease was $14.7 million in permanent recruitment and $10.5 million in contracting services or 52.1% and 15.9%, respectively, compared to the same period of 2008.

Permanent recruitment revenue declined $9.4 million in Australia and New Zealand, or 50.0%, for the three months ended March 31, 2009, as compared to the same period of 2008. Slower client hiring including a freeze in hiring especially in more senior roles, a greater percentage of hiring being done in-house, an increase in the number of clients reducing staff and increased reluctance on the part of candidates to change jobs in the uncertain economic environment contributed to the decline in revenue. In Asia, where the entire business is permanent recruitment, half of the remaining $5.3 million decrease was in China, a decrease of $2.8 million or 63.7% compared to the same period of 2008. The remaining decline was split between Singapore and Hong Kong, which declined 64.9% and 40.1% as compared to the same period of 2008. In Asia, the majority of our business is with subsidiaries of multi-national firms. Many of these companies received hiring freeze instructions from their headquarters and others have elected to use in-house resources for recruiting for their reduced needs. Contracting revenue declined $10.2 million or 15.7% in Australia and New Zealand primarily due to declining economic conditions particularly in financial services and insurance markets. Clients in these sectors delayed or reduced discretionary consulting and project work. These declines were partly offset by increases in outplacement services revenue of $1.2 million, or 40.6%, compared to the same period of 2008.

Hudson Asia Pacific’s direct costs were $34.0 million for the three months ended March 31, 2009, as compared to $56.6 million for the same period of 2008, a decrease of $22.6 million or 39.9%. On a constant currency basis, Hudson Asia Pacific’s direct costs decreased $9.5 million or 16.8%, for the three months ended March 31, 2009, as compared to the same period of 2008. The decrease in direct costs was due to fewer contractors on billing and was a direct result of the factors affecting the revenue as noted above.

Hudson Asia Pacific’s gross margin was $20.7 million for the three months ended March 31, 2009, as compared to $42.9 million for the same period of 2008, a decrease of $22.2 million or 51.6%. On a constant currency basis, gross margin decreased $15.7 million or 36.7% for the three months ended March 31, 2009, as compared to the same period of 2008. The majority of the region’s gross margin decline was from the decline in permanent recruitment services and was, as noted above, while every market in the region experienced declines in gross margin, the largest declines were in Australia, New Zealand and China, which declined $7.9 million, $1.5 million and $2.6 million, respectively. These declines approximated to 49.1%, 56.0% and 59.0%, respectively, compared to the same period of last year. Gross margin, as a percentage of revenue, was 36.6% for the three months ended March 31, 2009, as compared to 43.1% for the same period of 2008, and was primarily attributed to the proportionately greater declines in permanent recruitment revenue.

Hudson Asia Pacific’s selling, general and administrative expenses were $22.4 million for the three months ended March 31, 2009, as compared to $38.0 million for the same period of 2008, a decrease of $15.7 million or 41.3%. On a constant currency basis, selling, general and administrative expenses decreased $9.5 million or 24.8% for the three months ended March 31, 2009, as compared to the same period of 2008. The decrease in selling, general and administrative expenses was primarily due to the implementation of several reorganization actions including reduction of consultant headcount, management support, consolidation of functions and facilities, and outsourcing of administrative functions. The remaining decreases were primarily attributable to lower commissions and bonuses associated with reductions in revenue. Selling, general and administrative expenses, as a percentage of revenue, were 38.5% for the three months ended March 31, 2009, as compared to 38.3% for the same period of 2008.

Hudson Asia Pacific incurred $1.9 million of reorganization expenses for the three months ended March 31, 2009, as compared to $0.1 million for the same period of 2008, an increase of $1.8 million. On a constant currency basis, reorganization expenses increased $2.6 million for the three months ended March 31, 2009, as compared to the same period of 2008. Reorganization expenses incurred for the three months ended March 31, 2009 included primarily payment of employee termination benefits and costs to terminate a number of contracts, including exiting several leases in a number of markets in the region related to the Company’s 2008 and 2009 reorganization programs.

Hudson Asia Pacific’s EBITDA was a loss of $2.6 million for the three months ended March 31, 2009, as compared to positive EBITDA of $5.7 million for the same period of 2008, a decrease in EBITDA of $8.3 million. On a constant currency basis, EBITDA decreased $8.6 million for the three months ended March 31, 2009, as compared to the same period of 2008. Hudson Asia Pacific’s EBITDA loss, as a percentage of revenue, was 4.0% for the three months ended March 31, 2009, as compared to positive EBITDA of 5.7% for the same period of 2008. The decrease in EBITDA was primarily due to the reduced gross margin of $15.7 million and increased reorganization costs of $2.6 million, partially offset by reductions in selling, general and administrative expenses of $9.5 million.

Hudson Asia Pacific’s operating loss was $3.5 million for the three months ended March 31, 2009, as compared to operating income of $4.7 million for the same period of 2008, a decrease in operating income of $8.2 million. On a constant currency basis, operating income decreased $8.8 million for the three months ended March 31, 2009, as compared to the same period of 2008. Operating loss, as a percentage of revenue, was 5.6% for the three months ended March 31, 2009, as compared to operating income of 4.7% for the same period of 2008. The decrease in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Corporate and Other

Corporate expenses were $4.8 million for the three months ended March 31, 2009, as compared to $6.0 million for the same period of 2008, a decrease of $1.2 million or 19.6%. The decrease in corporate expenses resulted primarily from the non-recurrence of a litigation award to a former employee in the first quarter of 2008 and lower support staff expenses, partially offset by the costs associated with our 2008 corporate reorganization initiatives.

Other non-operating income was $0.6 million for the three months ended March 31, 2009, as compared to $0.2 million for the same period of 2008, an increase of $0.4 million. Other non-operating income increased primarily due to government assistance (subsidy) received in China.

Interest expense, net of income was $0.2 million for the three months ended March 31, 2009, as compared to net interest income of $0.4 million for the same period of 2008, a decrease in interest income of $0.6 million. The Company received lower interest income on its cash balances due to reduced interest rates. Interest expense remained flat for the three months ended March 31, 2009, as compared to the same period of 2008.

Provision for Income Taxes

The benefit for income taxes was $4.1 million on $19.3 million loss from continuing operations for the three months ended March 31, 2009, as compared to a provision of $1.8 million on $2.2 million of income from continuing operations for the same period of 2008. The effective tax rate for the three months ended March 31, 2009 was 21.0%, as compared to 82.3% for the same period of 2008. The changes in the Company’s effective tax rate for the three months ended March 31, 2009 as compared to the same period of 2008 resulted primarily from a reduction in the Company’s pre-tax income and the ability to obtain benefits from losses incurred in foreign jurisdictions. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition-related payments and variations from the U.S. tax rate in foreign jurisdictions.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations was $15.2 million for the three months ended March 31, 2009, as compared to net income of $0.4 million for the same period of 2008. Basic and diluted loss per share from continuing operations was $0.60 for the three months ended March 31, 2009, as compared to a basic and diluted earnings per share of $0.02 and $0.01, respectively, for the same period of 2008.

Net Income from Discontinued Operations

Net income from discontinued operations was $9.7 million for the three months ended March 31, 2009, as compared to $1.0 million for the same period of 2008, an increase of $8.7 million. The increase was primarily due to the receipt of the final earn-out payment (in April 2009) due the Company as a result of its former Highland reporting unit achieving certain 2008 revenue metrics as defined in the sale agreement, partially offset by operating losses from the discontinued operations. Basic and diluted earnings per share from discontinued operations were $0.38 for the three months ended March 31, 2009, as compared to $0.03 for the same period of 2008.

Net (Loss) Income

Net loss was $5.6 million for the three months ended March 31, 2009, as compared to net income of $1.4 million for the same period of 2008. Basic and diluted loss per share were $0.22 for the three months ended March 31, 2009, as compared to a basic and diluted earnings per share of $0.05 for the same period of 2008.

Liquidity and Capital Resources

Cash and cash equivalents totaled $46.3 million and $49.2 million, respectively, as of March 31, 2009 and December 31, 2008. The following table summarizes the cash flow activities for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,
(In millions)	2009	2008
Net cash used in operating activities	$(7.5)	$(20.2)
Net cash (used in) provided by investing activities	(0.5)	8.3
Net cash provided by (used in) financing activities	5.2	(3.7)
Effect of exchange rates on cash and cash equivalents	(0.1)	1.6

Net decrease in cash and cash equivalents	$(2.9)	$(14.0)

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Cash Flows used in Operating Activities

For the three months ended March 31, 2009, net cash used in operating activities was $7.5 million, compared to $20.2 million for the same period of 2008, a decrease of $12.7 million. The increase in cash flows was due to improved collections, partially offset by the payment of annual and semi-annual bonuses and the cash payments associated with the reorganization plans in the first quarter of 2009.

Cash Flows (used in) provided by Investing Activities

For the three months ended March 31, 2009, net cash used in investing activities was $0.5 million, compared to net cash provided by investing activities of $8.3 million for the same period of 2008, a decrease in cash provided by investing activities of $8.8 million. The decrease in cash provided by investing activities was primarily due to the absence of assets sales during the year. This decrease was partially offset by a decrease in capital expenditure and the absence of payments for acquisitions.

Cash Flows provided by (used in) Financing Activities

For the three months ended March 31, 2009, net cash provided by financing activities was $5.2 million, compared to cash used in financing activities of $3.7 million for the same period of 2008, an increase in cash provided by financing activities of $8.9 million. The increase in cash provided by financing activities was primarily due to the increase in net borrowing under our credit facility of $4.4 million and reductions in cash used to purchase shares of our common stock.

The Company’s liquidity needs arise primarily from funding working capital requirements and capital investment in information technology and facilities.

Credit Facility

The Company has a Credit Agreement, as amended (the “Credit Agreement”) with Wells Fargo Foothill, Inc. and another lender that provides the Company with the ability to borrow up to $75.0 million, including the issuance of letters of credit. The Company’s available borrowings under the Credit Agreement are based on an agreed percentage of eligible accounts receivable principally related to the Company’s North America, U.K. and Australia operations, as defined in the Credit Agreement, less required reserves. The Company must maintain a minimum borrowing base of $25.0 million. As of March 31, 2009, the Company’s borrowing base was $46.9 million. As of March 31, 2009, the Company had $11.3 million of outstanding borrowings under the Credit Agreement and a total of $5.3 million of outstanding letters of credit issued under the Credit Agreement, resulting in the Company being able to borrow an additional $5.3 million after deducting the minimum borrowing base. The availability under the credit facility was lower than the level the Company had at the end of the first quarter in prior year due to lower receivables resulting from both the lower level of business compared to prior year and the improved collections during the first quarter of 2009.

The maturity date of the Credit Agreement is July 31, 2012. Borrowings may be made with an interest rate based on the prime rate plus a margin based on borrowing availability or an interest rate based on the LIBOR rate plus a margin based on borrowing availability. The interest rates on outstanding borrowings ranged from 6.50% to 6.75% as of March 31, 2009. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company.

The Credit Agreement contains various restrictions and covenants, including those that (1) prohibit payments of dividends; (2) limit the Company’s capital expenditures in each fiscal year to $9 million in 2009 and $11 million per year thereafter; (3) restrict the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; (4) limit dispositions of assets to permitted dispositions in the aggregate not to exceed $15 million per year; (5) limit guarantees of indebtedness; (6) prohibit the Company from making stock repurchases after February 28, 2009; and (7) limit the amount of permitted acquisitions to $10 million per year. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2009.

The Company expects to continue to use the aforementioned credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are used to support office leases and certain financial obligations.

Liquidity Outlook

The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on cash and cash equivalents on hand at March 31, 2009, supplemented by availability under the Credit Agreement. Cash and cash equivalents totaled $46.3 million as of March 31, 2009. The Company’s near-term cash requirements are primarily related to funding operations, a portion of prior year restructuring actions, contingent payments related to prior acquisition earn-out liabilities of between $1-2 million during 2009 and capital expenditures.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, FSP FAS 157-4 amends the disclosure requirement under Statement of Financial Accounting Standards (“SFAS”) No. 157, and requires a reporting entity to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and to also discuss changes in valuation techniques and related inputs, if any during the period. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted in certain circumstances for periods ending after March 15, 2009. The Company is currently evaluating the impact of adopting FSP FAS 157-4.

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets,” (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R and SFAS No. 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The adoption of EITF 08-7 did not have a material impact on the Company’s results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which was the Company’s fiscal year beginning January 1, 2009. In April 2009, the FASB issued FSP FAS 141(R)-1, which amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. FSP FAS 141(R)-1 clarifies that assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. Contingent consideration arrangements of an acquiree assumed by the acquirer as part of a business combination will be accounted for as contingent consideration by the acquirer. FSP FAS 141 (R) -1also requires a reporting entity to disclose the nature of the contingencies, the amounts recognized at the acquisition date and the measurement basis applied (that is, whether they were recognized at fair value or on a different basis in accordance with FAS 5 and FASB Interpretations (“FIN”) 14). FSP FAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 which was the Company’s fiscal year beginning January 1, 2009. The adoption of SFAS No. 141R and FSP FAS 141(R)-1 did not have a material impact on the Company’s results of operations or financial condition as there were no business acquisitions for the three months ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements -an amendment of ARB No. 51”. SFAS 160 amends Accounting Research Bulletin No. 51 (“ARB No. 51”), “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This statement also requires disclosure on the face of the consolidated statement of operations, of the amounts of consolidated net income (loss) attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). In February 2008, FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted FSP FAS 157-2 on January 1, 2009 and the adoption did not have a material impact on its results of operations or financial condition.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 3, 2009 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2009.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, including the current global economic downturn, (2) the ability of clients to terminate their relationship with the Company at any time, (3) risks in collecting our accounts receivable, (4) implementation of the Company’s cost reduction initiatives effectively, (5) the Company’s history of negative cash flows and operating losses may continue, (6) the Company’s limited borrowing availability under our credit facility, which may negatively impact our liquidity, (7) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (8) risks relating to fluctuations in the Company’s operating results from quarter to quarter, (9) risks related to international operations, including foreign currency fluctuations, (10) risks associated with our investment strategy, (11) risks and financial impact associated with dispositions of underperforming assets, (12) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (13) competition in the Company’s markets and the Company’s dependence on highly skilled professionals, (14) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (15) the Company’s dependence on key management personnel, (16) volatility of the Company’s stock price, (17) the impact of government regulations, and (18) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the three months ended March 31, 2009, the Company earned approximately 83% of its gross margin outside the United States, and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the stockholders’ equity section of the Condensed Consolidated Balance Sheets. The translation of the foreign currency into the U.S, dollars is reflected as a component of stockholders’ equity and it does not impact our operating results.

The Company has a Credit Agreement with Wells Fargo Foothill, Inc. and another lender. Borrowings under the Credit Agreement may be made with an interest rate based on the prime rate plus a margin based on borrowing availability or an interest rate based on the LIBOR rate plus a margin based on borrowing availability. The December 30, 2008 amendment to the Credit Agreement established minimum interest rates and increased the applicable margins, thus increasing the interest rates the Company will pay on borrowings under the Credit Agreement. The Company does not hedge the interest risk on borrowings under the Credit Agreement and accordingly it is exposed to interest rate risk on the borrowings under the Credit Agreement. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2009.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At March 31, 2009, there had not been any material changes to the information related to the Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009—January 31, 2009 (a)	169,316	$2.98	169,316	$6,990,000
February 1, 2009—February 28, 2009 (a) (b)	95,694	$2.65	74,000	$6,792,000
March 1, 2009— March 31, 2009	—	$—	—	$6,792,000

Total	265,010	$2.86	243,316	$6,792,000

(a)	On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. Since February 4, 2008, the Company has repurchased 1,491,772 shares for a total cost of approximately $8.2 million under the above program. Of the cumulative 1,491,772 shares purchased, 243,316 shares were purchased during the three months ended March 31, 2009 for a total cost of approximately $0.7 million. As of March 1, 2009, repurchases of common stock are no longer permitted under the Company’s amended Credit.
(b)	Included in the February repurchases were 21,694 shares of restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Costs Associated with Exit or Disposal Activities—On February 10, 2009, The Company’s Board of Directors approved a plan to continue to streamline the Company’s operations in each of the Hudson regional businesses in response to the current economic conditions and to align with its focus on specialization (“2009 Plan”). The Company initially obtained approval for $5 million related to 2009 restructuring activities. On April 24, 2009 and May 1, 2009, the Company’s Board of Directors approved further restructuring actions, which will increase the total cost of 2009 Plan to $16 million. The Company expects to substantially complete the 2009 Plan in 2009. The 2009 Plan includes costs for actions to reduce support functions to match them to the scale of businesses after divestitures ($8 million to $11 million) and exit underutilized properties ($3 million to $5 million). These costs are principally employee termination benefits, lease termination payments and contract cancellation costs. The Company is taking these actions to reduce costs and increase sustainable, long-term profitability of the Company. The future cash expenditures for the actions described above are anticipated to be paid out primarily during 2009 and will be approximately equal to the estimated costs.

ITEM 6.	EXHIBITS

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC. (Registrant)

	By:	/s/ Jon F. Chait
Jon F. Chait
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: May 4, 2009
	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: May 4, 2009

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