Form 10-Q
period 2009-06-30
HUDSON HIGHLAND GROUP INC
filed 2009-07-31
CIK 1210708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2009
Common Stock - $0.001 par value	26,586,535

HUDSON HIGHLAND GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$173,848	$303,128	$338,539	$596,159
Direct costs	108,964	168,725	211,651	338,579

Gross margin	64,884	134,403	126,888	257,580
Operating expenses:
Selling, general and administrative expenses	69,329	123,002	141,030	239,398
Depreciation and amortization	2,840	3,537	6,628	7,362
Business reorganization and integration expenses	3,562	1,024	9,401	2,216
Goodwill and other impairment charges	1,549	—	1,549	—

Operating (loss) income	(12,396)	6,840	(31,720)	8,604
Other (expense) income :
Interest, net	(182)	204	(372)	558
Other, net	54	1,095	674	1,358

(Loss) income from continuing operations before provision for income taxes	(12,524)	8,139	(31,418)	10,520
Provision (benefit) for income taxes	2,975	6,281	(1,085)	8,060

(Loss) income from continuing operations	(15,499)	1,858	(30,333)	2,460
(Loss) income from discontinued operations, net of income taxes	(2,272)	3,098	7,003	3,860

Net (loss) income	$(17,771)	$4,956	$(23,330)	$6,320

Earnings (loss) per share:
Basic
(Loss) income from continuing operations	$(0.59)	$0.07	$(1.18)	$0.10
(Loss) income from discontinued operations	(0.09)	0.13	0.27	0.15

Net (loss) income	$(0.68)	$0.20	$(0.91)	$0.25

Diluted
(Loss) income from continuing operations	$(0.59)	$0.07	$(1.18)	$0.10
(Loss) income from discontinued operations	(0.09)	0.12	0.27	0.15

Net (loss) income	$(0.68)	$0.19	$(0.91)	$0.25

Basic weighted average shares outstanding:	26,311	24,984	25,744	25,135
Diluted weighted average shares outstanding:	26,311	25,512	25,744	25,616

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$47,238	$49,209
Accounts receivable, less allowance for doubtful accounts of $2,793 and $3,394, respectively	104,794	127,169
Prepaid and other	15,438	15,411
Current assets of discontinued operations	831	2,360

Total current assets	168,301	194,149
Intangibles, net	971	2,498
Property and equipment, net	21,128	24,379
Other assets	13,152	9,927

Total assets	$203,552	$230,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,984	$15,693
Accrued expenses and other current liabilities	60,716	76,447
Short-term borrowings	11,348	5,307
Accrued business reorganization expenses	6,955	5,724
Current liabilities of discontinued operations	1,185	1,410

Total current liabilities	93,188	104,581
Other non-current liabilities	19,157	16,904
Accrued business reorganization expenses, non-current	819	1,476

Total liabilities	113,164	122,961
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 26,694 and 26,494 shares, respectively	27	26
Additional paid-in capital	445,123	450,739
Accumulated deficit	(386,235)	(362,905)
Accumulated other comprehensive income—translation adjustments	31,756	27,054
Treasury stock, 107 and 1,140 shares, respectively, at cost	(283)	(6,922)

Total stockholders’ equity	90,388	107,992

Total liabilities and stockholders’ equity	$203,552	$230,953

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(23,330)	$6,320
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,715	7,547
Goodwill and other impairment charges	1,549	—
Recovery of doubtful accounts	(195)	(628)
Benefit from deferred income taxes	(3,002)	(293)
Stock-based compensation	555	2,920
Net gain on disposal of assets	(11,625)	(5,996)
Changes in assets and liabilities, net of effects of business acquisitions:
Decrease in accounts receivable	29,529	10,642
Decrease (increase) in other assets	1,064	(1,636)
Decrease in accounts payable, accrued expenses and other liabilities	(21,831)	(13,956)
Increase (decrease) in accrued business reorganization expenses	632	(609)

Net cash (used in) provided by operating activities	(19,939)	4,311

Cash flows from investing activities:
Capital expenditures	(1,211)	(6,290)
Proceeds from the sale of assets	11,625	20,615
Change in restricted cash	515	—
Payments for acquisitions, net of cash acquired	—	(5,473)

Net cash provided by investing activities	10,929	8,852

Cash flows from financing activities:
Borrowings under credit facility and other short term financing	50,893	99,503
Repayments under credit facility and other short term financing	(44,852)	(98,569)
Net payments on current and long-term debt	—	(119)
Issuance of common stock—Long Term Incentive Plan option exercises	—	372
Issuance of common stock—employee stock purchase plans	—	1,358
Purchase of treasury stock, including fees	(703)	(5,286)
Purchase of restricted stock from employees	(55)	—

Net cash provided by (used in) financing activities	5,283	(2,741)

Effect of exchange rates on cash and cash equivalents	1,756	1,762
Net (decrease) increase in cash and cash equivalents	(1,971)	12,184
Cash and cash equivalents, beginning of year	49,209	39,245

Cash and cash equivalents, end of year	$47,238	$51,429

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$515	$749

Cash (refund), net of taxes paid during the period for income taxes	$(781)	$9,471

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at January 1, 2009	25,354	$26	$450,739	$(362,905)	$27,054	$(6,922)	$107,992
Net loss	—	—	—	(23,330)	—	—	(23,330)
Other comprehensive loss, translation adjustments	—	—	—	—	4,702	—	4,702
Purchase of treasury stock	(243)	—	—	—	—	(703)	(703)
Purchase of restricted stock from employees	(22)	—	—	—	—	(55)	(55)
Issuance of shares for 401(k) plan contribution	1,318	—	(6,171)	—	—	7,397	1,226
Stock-based compensation	180	1	555	—	—	—	556

Balance at June 30, 2009	26,587	$27	$445,123	$(386,235)	$31,756	$(283)	$90,388

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

Certain prior year amounts have been reclassified to conform to the current period presentation. For the six months ended June 30, 2008, borrowings and repayments under the Company’s credit facility as reported within the financing section of the Condensed Consolidated Statements of Cash Flows incorrectly included both movements of the Company’s cash into and out of its lockbox account as well as actual borrowings and repayments under the Company’s credit facility. Actual borrowings and repayments under the Company’s credit facility during the six months ended June 30, 2008 were $99,503 and $98,569, respectively. The Company has adjusted previously reported amounts to exclude the cash movements associated with its lockbox account as such amounts do not represent actual borrowings or repayments under its credit facility. The original classification had no impact on the amount of net borrowings reported within the financing section of the Condensed Consolidated Statements of Cash Flows because the movements of the Company’s cash into and out of the credit facility were equal and offsetting. See Note 15, “Financial Instruments” for information on the Company’s credit facility. The following table presents the effect of the above on the previously reported Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008.

	Six Months ended June 30, 2008
	As Reported	As Adjusted
Borrowings under credit facility	$204,854	$99,503
Repayments under credit facility	$(203,920)	$(98,569)

Net borrowings under credit facility	$934	$934

The Condensed Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions between and among the Company and its subsidiaries have been eliminated in consolidation. In preparing the accompanying financial statements, management has evaluated subsequent events through July 31, 2009 (the financial statements issue date). See Note 3 for further details.

NOTE 2 – DESCRIPTION OF BUSINESS

The Company is comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific (“Hudson regional businesses” or “Hudson”). The Company has operated as an independent publicly traded company since April 1, 2003.

The Company provides professional staffing services on a permanent and contract basis and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into three reportable segments—Hudson Americas, Hudson Europe, and Hudson Asia Pacific, which constituted approximately 17%, 48%, and 35%, respectively, of the Company’s gross margin for the six months ended June 30, 2009.

Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury that are not attributable to the reportable segments.

Hudson Americas operates from 31 offices in the United States (“U.S.”) and Canada, with 96% of its gross margin generated in the United States during the six months ended June 30, 2009. Hudson Europe operates from 41 offices in 14 countries, with 40% of its gross margin generated in the United Kingdom (“U.K.”) during the six months ended June 30, 2009. Hudson Asia Pacific operates from 19 offices in 4 countries, with 68% of its gross margin generated in Australia during the six months ended June 30, 2009.

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification TM(“Codification”) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS No. 168 defines the Codification as the single source of authoritative nongovernmental U.S. GAAP that was launched on July 1, 2009. The Codification will be effective for interim and annual periods ending after September 15, 2009, which means that preparers must begin to use the Codification for periods that begin on or about July 1, 2009. All existing accounting standard documents are superseded. All other accounting literature not included in the Codification will be considered nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission (“SEC”) guidance that follows the same topical structure in separate sections in the Codification. The adoption of the Codification will have an impact on the Company’s financial statement disclosure effective July 1, 2009 because all future reference to authoritative accounting literature will be referred to in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. As of June 30, 2009, the Company adopted SFAS No. 165 and the adoption did not have a material impact on its results of operations or financial condition.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, FSP FAS 157-4 amends the disclosure requirement under SFAS No. 157, and requires a reporting entity to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and to also to discuss changes in valuation techniques and related inputs, if any during the period. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted in certain circumstances for periods ending after March 15, 2009. The Company adopted FSP FAS 157-4 on April 1, 2009 and the adoption did not have a material impact on its results of operations or financial condition.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which was the Company’s fiscal year beginning January 1, 2009. In April 2009, the FASB issued FSP FAS 141(R)-1, which amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. FSP FAS 141(R)-1 clarifies that assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. Contingent consideration arrangements of an acquiree assumed by the acquirer as part of a business combination will be accounted for as contingent consideration by the acquirer. FSP FAS 141 (R)-1also requires a reporting entity to disclose the nature of the contingencies, the amounts recognized at the acquisition date and the measurement basis applied (that is, whether they were recognized at fair value or on a different basis in accordance with FAS 5 and FASB Interpretations (“FIN”) 14). FSP FAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 which was the Company’s fiscal year beginning January 1, 2009. The adoption of SFAS No. 141R and FSP FAS 141(R)-1 did not have a material impact on the Company’s results of operations or financial condition as there were no business acquisitions for the six months ended June 30, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS 160 amends Accounting Research Bulletin No. 51 (“ARB No. 51”), “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This statement also requires disclosure on the face of the consolidated statement of operations, of the amounts of consolidated net income (loss) attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the Company’s results of operations or financial condition.

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

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For the periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three and six months ended June 30, 2009, the effect of approximately 2,277,475 of outstanding stock options and other common stock equivalent was excluded from the calculation of diluted loss per share because the effect was anti-dilutive. For the three months ended June 30, 2008, the effect of approximately 1,688,075 of outstanding stock options was excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

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

Incentive Plans

In May 2009, the Company’s stockholders approved the Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan (the “2009 Incentive Plan”). As a result of the approval, the Company terminated the Hudson Highland Group, Inc. Long Term Incentive Plan (the “LTIP”). Awards granted prior to May 2009 under the LTIP that were outstanding at the time of approval of the 2009 Incentive Plan will remain outstanding and will continue to be subject to all of the terms and conditions of the LTIP.

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

While the Company historically granted both stock options and restricted stock to its employees, since 2008 the Company has granted primarily restricted stock to its employees. Occasionally, the Company continues to grant stock options to certain of its executive employees at the time of hire.

Stock Options

Stock options granted under the LTIP generally expire ten years after the grant date. Stock options granted under the LTIP have an exercise price of at least 100% of the fair market value of the underlying stock on the date of grant and generally vest ratably over a four year period.

For the three months ended June 30, 2009 and 2008, the Company recognized a recovery of $31 primarily due to forfeitures and an expense of $503, respectively, of stock-based compensation related to stock options. For the six months ended June 30, 2009 and 2008, the Company recognized $162 and $901, respectively, of stock-based compensation expense related to stock options.

As of June 30, 2009, the Company had $449 of total unrecognized stock-based compensation expense related to outstanding non-vested stock options. The Company expects to recognize that cost over a weighted average service period of approximately 1.2 years.

There were no stock options granted or exercised during the six months ended June 30, 2009. Changes in the Company’s stock options for the six months ended June 30, 2009 were as follows:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Options outstanding, beginning of year	2,060,325	$13.14
Forfeited	(55,800)	16.95
Expired	(142,075)	14.49

Options outstanding at June 30, 2009	1,862,450	12.93

Options exercisable at June 30, 2009	1,625,075	$12.44

Restricted Stock

During the six months ended June 30, 2009, the Company granted 327,200 shares of restricted stock to various employees. Shares of restricted stock with only service-based vesting conditions are valued at the closing market value of the Company’s common stock on the date of grant. Of the 327,200 shares granted, (i) 4,200 shares vested immediately, (ii) 40,000 shares vest ratably over a four year period from the date of grant, (iii) 144,000 shares vest ratably over a three year period from the date of grant and (iv) 139,000 shares vest one-third on each of the first three anniversaries of the grant date, provided that the following vesting conditions are met: (1) the 20-day average closing price of a share of the Company’s common stock on the NASDAQ Global Market meets or exceeds the applicable share price target at anytime on or prior to the anniversary date and (2) the recipient remains employed by the Company on the anniversary date. The share price targets for each of the recipients are $6.00 for one third of the shares of restricted stock, $9.00 for one third of the shares of restricted stock and $12.00 for one third of the shares of restricted stock. With respect to each share price target, such target is deemed to be achieved on the first day following the grant date on which the 20-day average closing price of a share of the Company’s common stock meets or exceeds such share price target. Shares of restricted stock that would otherwise vest on an anniversary date, but that do not vest on such date because the applicable share price target has not been achieved, will vest immediately if and when the applicable share price target is achieved if the recipient remains employed by the Company at such time; provided that, if a share price target is not achieved by the fifth anniversary of the grant date, then the recipient will forfeit the number of unvested shares of restricted stock that correspond to such share price target.

For the three months ended June 30, 2009 and 2008, the Company recognized $137 and $1,065, respectively, of stock-based compensation related to restricted stock. For the six months ended June 30, 2009 and 2008, the Company recognized $394 and $1,570, respectively, of stock-based compensation expense related to restricted stock.

As of June 30, 2009, the Company had $625 of total unrecognized stock-based compensation expense related to outstanding non-vested restricted stock. That cost is expected to be recognized over a weighted average service period of 1.9 years.

Changes in the Company’s restricted stock for the six months ended June 30, 2009 were as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of year	225,490	$9.31
Granted	327,200	1.00
Vested	(135,290)	8.15
Forfeited	(2,375)	16.41

Unvested restricted stock at June 30, 2009	415,025	$3.10

Employee Stock Purchase Plan

The Company suspended the Hudson Highland Group, Inc. Employee Stock Purchase Plan (the “ESPP”) effective January 1, 2009. Under the ESPP, eligible employees could purchase shares of the Company’s common stock at the lesser of 85% of the fair market value at the commencement of each plan purchase period or 85% of the fair market value as of the purchase date. Eligible employee purchases were limited to $25 in any calendar year.

As the Company suspended the ESPP, there were no expenses for the three and six month ended June 30, 2009. For the three and six months ended June 30, 2008, the Company recognized $266 and $449, respectively, of stock-based compensation related to shares purchased under the ESPP.

Defined Contribution Plans

The Company is the Plan Administrator of the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan subject to the limitations of the Employee Retirement Income Security Act of 1974. The Company has the discretion to match employees’ contributions up to 3% through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. For the three months ended June 30, 2009 and 2008, the Company recognized $249 and $138, respectively, of expense for the 401(k) plan. For the six months ended June 30, 2009 and 2008, the Company recognized $521 and $344, respectively, of expense for the 401(k) plan. In March 2009, the Company issued 1,318,161 shares of its common stock with a value of $1,226 to satisfy the 2008 contribution liability to the 401(k) plan. In March 2008, the Company issued 140,051 shares of its common stock with a value of $980 to satisfy the 2007 contribution liability to the 401(k) plan.

NOTE 6 – DISCONTINUED OPERATIONS

During the six months ended June 30, 2009, the Company exited the markets in Japan and Italy, the operating results of which have been reflected within discontinued operations in the accompanying Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2009, loss from discontinued operations, net of income taxes, included approximately $785 and $1,603, respectively, of expenses primarily for employee termination benefits and costs of lease terminations related to the Japan operations. For the three and six months ended June 30, 2009, loss from discontinued operations, net of income taxes, included approximately $951 and $1,047, respectively, of expenses primarily for employee termination benefits and contract termination costs related to the Italy operations.

In May 2008, the Company disposed of substantially all of the assets of Balance Public Management B.V. (“BPM”), a subsidiary of the Company, to KH Health Care B.V. The Company recorded a gain on the sale of BPM of $2,762, which was reflected within discontinued operations for the three and six months ended June 30, 2008.

In February 2008, the Company completed the sale of substantially all of the assets of Hudson Americas’ energy, engineering and technical staffing division (“ETS”) to System One Holdings LLC. The Company also recorded a charge in 2008 of $1,707 for retained payroll liabilities. During the six months ended June 30, 2009, the Company settled part of the aforementioned payroll liabilities for $1,014 and reversed excess accrual of a $464 of based on the final settlement amount. As of June 30, 2009, the Company had approximately $229 of remaining payroll liabilities.

In October 2006, the Company completed the sale of its Highland Partners executive search business (“Highland”) to Heidrick & Struggles International, Inc. As a result of Highland achieving certain revenue metrics in 2008, the Company received an additional and final earn-out payment of $11,625 on April 9, 2009. This amount was the contractual maximum possible earn-out from this transaction for the year ended December 31, 2008 and was reflected within discontinued operations as a gain from sale of discontinued operations for the six months ended June 30, 2009.

The Italy operations were part of the Hudson Europe reportable segment, the Japan operations were part of the Hudson Asia Pacific reportable segment, BPM was part of the Hudson Europe reportable segment and ETS was part of the Hudson Americas reportable segment. The Highland business was a separate reportable segment of the Company at the time of its sale. The gain or loss on sale and results of operations of the disposed businesses were reported in discontinued operations in the relevant periods.

Reported results for the discontinued operations by period were as follows:

	For The Three Months Ended June 30, 2009
	Italy	Japan	BPM	Highland	ETS	Total
Revenue	$99	$299	$—	$—	$—	$398

Gross margin	$82	$279	$—	$—	$464	$825

Operating income (loss)	$(1,347)	$(1,095)	$—	$—	$394	$(2,048)
Other income (expense)	(8)	65	—	(279)	—	(222)
Gain (loss) from sale of discontinued operations	—	—	—	—	—	—
Provision (recovery) for income taxes (a)	2	—	—	—	—	2

Income (loss) from discontinued operations	$(1,357)	$(1,030)	$—	$(279)	$394	$(2,272)

	For The Six Months Ended June 30, 2009
	Italy	Japan	BPM	Highland	ETS	Total
Revenue	$432	$1,042	$—	$—	$—	$1,474

Gross margin	$391	$1,006	$—	$—	$464	$1,861

Operating income (loss)	$(1,738)	$(2,746)	$—	$—	$332	$(4,152)
Other income (expense)	(10)	(179)	—	(279)	—	(468)
Gain (loss) from sale of discontinued operations	—	—	—	11,625	—	11,625
Provision (recovery) for income taxes (a)	2	—	—	—	—	2

Income (loss) from discontinued operations	$(1,750)	$(2,925)	$—	$11,346	$332	$7,003

	For The Three Months Ended June 30, 2008
	Italy	Japan	BPM	Highland	ETS	Total
Revenue	$1,208	$1,671	$808	$—	$(38)	$3,649

Gross margin	$1,157	$1,656	$199	$—	$(52)	$2,960

Operating income (loss)	$142	$(332)	$48	$34	$(374)	$(482)
Other income (expense)	(82)	(135)	—	37	—	(180)
Gain (loss) from sale of discontinued operations	—	—	2,762	—	(126)	2,636
Provision (recovery) for income taxes (a)	(1)	(174)	(23)	(926)	—	(1,124)

Income (loss) from discontinued operations	$61	$(293)	$2,833	$997	$(500)	$3,098

	For The Six Months Ended June 30, 2008
	Italy	Japan	BPM	Highland	ETS	Total
Revenue	$2,226	$3,127	$2,827	$—	$12,956	$21,136

Gross margin	$2,133	$3,112	$816	$—	$568	$6,629

Operating income (loss)	$(3)	$(908)	$240	$(520)	$(1,514)	$(2,705)
Other income (expense)	(154)	104	—	(3)	—	(53)
Gain (loss) from sale of discontinued operations	—	—	2,762	3,375	(671)	5,466
Provision (recovery) for income taxes (a)	1	(98)	(129)	(926)	—	(1,152)

Income (loss) from discontinued operations	$(158)	$(706)	$3,131	$3,778	$(2,185)	$3,860

(a)	Income tax expense is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% due to differences in the foreign statutory tax rates, as well as the ability to offset certain net operating losses (“NOLs”) against taxable profits.

NOTE 7 – REVENUE, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	For The Three Months Ended June 30, 2009			For The Three Months Ended June 30, 2008
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$129,994	$43,854	$173,848	$207,512	$95,616	$303,128
Direct costs (1)	104,947	4,017	108,964	162,665	6,060	168,725

Gross margin	$25,047	$39,837	$64,884	$44,847	$89,556	$134,403

	For The Six Months Ended June 30, 2009			For The Six Months Ended June 30, 2008
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$253,925	$84,614	$338,539	$415,619	$180,540	$596,159
Direct costs (1)	203,466	8,185	211,651	325,761	12,818	338,579

Gross margin	$50,459	$76,429	$126,888	$89,858	$167,722	$257,580

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the other category, which includes the search, permanent recruitment and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The mix of contracting and permanent recruitments, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to permanent recruitment professionals are included in selling, general and administrative expenses.
(2)	During 2009, the Company reclassified $2,115 and $4,447 from Other Revenue (principally permanent recruitment business) to Temporary Revenue (principally contracting business) for the three and six months ended June 30, 2008, respectively, to be consistent with the current period presentation and underlying nature of services being performed. The reclassified amount relates to revenue earned on services performed by contractors on temporary, short-term assignments for an up-front fee, which is recognized as revenue at the time the client and contractor have accepted all employment terms.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2009 and December 31, 2008, property and equipment, net consisted of the following:

	June 30, 2009	December 31, 2008
Computer equipment	$22,069	$21,327
Furniture and equipment	15,276	16,393
Capitalized software costs	28,458	26,341
Leasehold and building improvements	23,349	22,736
Transportation equipment	82	207

	89,234	87,004
Less: accumulated depreciation and amortization	68,106	62,625

Property and equipment, net	$21,128	$24,379

NOTE 9 – BUSINESS COMBINATIONS – ACQUISITIONS

The primary reasons for the Company’s acquisitions are to strengthen the Company’s operations in a particular geographic region.

In April 2008, the Company completed the acquisition of certain business assets of Propensity, Ltd., a professional services firm based in Texas specializing in accounting and finance services and providing both contract and permanent recruitment services.

In February 2008, the Company completed the acquisition of a majority of the assets of Executive Coread SARL, a talent management and recruitment company in France.

In February 2007, the Company and one of its subsidiaries entered into a purchase agreement to acquire the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd (collectively, “TKA”) for an initial investment of $1,000. In May 2007, the Company completed the acquisition of TKA for additional consideration of $4,000. The purchase agreement also provided for contingent payouts to the sellers of up to a maximum of $8,500 over a three-years period subsequent to the acquisition date, based upon the achievement of future minimum annual and cumulative earnings thresholds. In accordance with the agreement, the Company paid $1,113 in 2008 for the first year of contingent payout period. In 2009, the Company accrued $1,669 for the second year of the contingent payout period and it represents the additional purchase price as of June 30, 2009 and was recorded as goodwill. The earn-out payment was made on July 28, 2009. The addition to goodwill above was simultaneously recorded as a charge to impairment for the six months ended June 30, 2009 in accordance with SFAS No. 142 under the caption goodwill and impairment charges. See Note 10 – Goodwill and Intangibles for further details on the impairment of the goodwill.

Pro forma information for these acquisitions is not included as it would not have a material impact on the Company’s condensed consolidated financial position or results of operations.

NOTE 10 – GOODWILL AND INTANGIBLES

As of June 30, 2009 and December 31, 2008, intangibles, net consisted of the following:

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Client lists	$9,045	$(8,548)	$497	$9,116	$(8,032)	$1,084
Other amortizable intangibles	4,393	(3,919)	474	5,259	(3,845)	1,414

Total other intangibles, net	$13,438	$(12,467)	$971	$14,375	$(11,877)	$2,498

Amortization expense for intangible assets for the three months ended June 30, 2009 and 2008 was $284 and $569, respectively. Amortization expense for intangible assets for the six months ended June 30, 2009 and 2008 was $600 and $1,096, respectively.

Under SFAS No. 142, the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value.

As per SFAS No. 142 a two-step impairment test is performed to identify potential goodwill impairment and to measure the amount of the impairment loss to be recognized, if applicable. In the first step, a comparison is made of the estimated fair value of a reporting unit to its carrying value. If the carrying value of a reporting unit exceeds the estimated fair value, the second step of the impairment test is required. In the second step, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and consequently the amount of any goodwill impairment.

At the conclusion of the Company’s testing of goodwill for impairment at December 31, 2008 management determined that goodwill was impaired at all of its reporting units and recorded an impairment charge of $64,495 in its December 31, 2008 results. The prevailing economic conditions at year end have not improved during the six months ended June 30, 2009. As a result management performed an interim test for impairment of the $1,669 additional purchase price payment for its TKA acquisition, which was recorded as goodwill at June 30, 2009. The Company updated its step one and step two procedures for the China reporting unit as of June 30, and concluded that the entire amount of recorded goodwill was impaired. As a result, the Company recorded an impairment charge of $1,669 in the accompanying Consolidated Statement of Operations.

Changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2009 were as follows:

	December 31, 2008	Additions and Adjustments	Impairments	June 30, 2009
Hudson Asia Pacific	$—	$1,669	$(1,669)	$—

NOTE 11 – INCOME TAXES

The benefit for income taxes for the six months ended June 30, 2009 was $1,085 on a pre-tax loss of $31,418 from continuing operations, compared with a provision of $8,060 on pre-tax income of $10,520 from continuing operations for the same period of 2008. The effective tax rate for the six months ended June 30, 2009 was 3% as compared to 77% for the same period of 2008. In the current period, the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the ability to record a tax benefit from losses incurred in foreign jurisdictions that historically have had positive earnings and the inability to recognize tax benefits on net U.S. losses. For the six months ended June 30, 2008, the effective tax rate differed from the U.S. federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB 28”), and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN 18”), the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of APB 28 and FIN 18 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

As of June 30, 2009 and December 31, 2008, the Company had $8,840 and $7,509, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations during the next year are estimated to be approximately $3,300 to $4,100, not including any potential new additions.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and totaled $199 and $251, respectively, for the six months ended June 30, 2009 and 2008. Accrued interest and penalties were $1,860 and $1,625 as of June 30, 2009 and December 31, 2008, respectively. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years that have NOLs will remain open until the expiration of the statute of limitations of the future tax years those NOLs would be utilized. Notwithstanding the above, the open tax years are 2005 through 2008 for the U.S. federal, state and local jurisdictions, 2006 through 2008 for the U.K., 2000 through 2008 for Australia and 2003 through 2008 for most other jurisdictions. The Company is currently under income tax examination in China (2008), Belgium (2007), France (2006-2008), the State of Texas (2004 to 2006) and the State of Pennsylvania (2004).

NOTE 12 – BUSINESS REORGANIZATION EXPENSES

The Company’s Board of Directors approved reorganization plans in February 2009 (“2009 Plan”) and in March and October 2008 (“2008 Plan”) to streamline the Company’s support operations in each of the Hudson regional businesses to match its focus on specialization and also in response to the prevailing economic conditions. These plans include costs for actions to reduce support functions to match them to the scale of the businesses, to exit underutilized properties and to eliminate contracts for certain discontinued services. These costs include lease termination payments, employee termination benefits and contract cancellation costs. The Company’s Board of Directors initially approved $5,000 of costs related to the 2009 Plan. On April 24, 2009 and May 1, 2009, the Company’s Board of Directors approved further restructuring actions, which allow the total cost of the 2009 Plan to be increased to $16,000. For the six months ended June 30, 2009, the Company incurred $8,553 and $1,077 of expenses under the 2009 Plan and 2008 Plan, respectively. The Company expects to substantially complete the 2009 Plan in 2009.

In the following tables, amounts in the “Changes in Estimate” and “Additional Charges” columns represent modifications to amounts charged or recovered for business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations. Amounts in the “Payments” column represent the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the six months ended June 30, 2009 were as follows:

For The Six Months Ended June 30, 2009	December 31, 2008	Changes in Estimate	Additional Charges	Payments	June 30, 2009
Lease termination payments	$3,325	$10	$2,514	$(1,752)	$4,097
Employee termination benefits	3,654	(202)	7,004	(6,997)	3,459
Contract cancellation costs	221	—	112	(115)	218

Total	$7,200	$(192)	$9,630	$(8,864)	$7,774

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting, employment and non-compete agreements with certain key management personnel, executive search consultants and former owners of acquired businesses. Agreements with key members of management are on an at will basis, provide for compensation and severance payments under certain circumstances, and are automatically renewed annually unless either party gives sufficient notice of termination. Agreements with certain consultants and former owners of acquired businesses are generally two to five years in length. The Company is subject from time to time to disputes under these agreements, typically associated with terminations. The Company routinely monitors claims such as these, and records provisions for losses when the claim becomes probable and the amount due is estimable. As of June 30, 2009, the Company had accrued $0.1 million in total for the settlement of all claims in this category.

The Company is subject, from time to time, to various claims, lawsuits, and other complaints from, for example, clients, candidates, suppliers, landlords, or tax authorities arising in the ordinary course of business. The Company routinely monitors claims such as these, and records provisions for losses when the claim becomes probable and the amount due is estimable. As of June 30, 2009, the Company had accrued $1.3 million in total for the settlement of all claims in this category, primarily for client claims. Although the outcome of these claims cannot be determined, the Company believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. As of June 30, 2009 and December 31, 2008, $2,685 and $2,585, respectively, of asset retirement obligations were included in the Condensed Consolidated Balance Sheets, of which $2,685 and $1,033, respectively, were included in other non-current liabilities.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2009, the Company issued 1,318,161 shares of its common stock held in treasury to satisfy its 2008 contribution liability to its 401(k) plan, with a value of $1,226 for these shares at issuance.

NOTE 15 – FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and outstanding balance of the credit facility, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates in relation to current market conditions.

Credit Facility

The Company has a Credit Agreement, as amended (the “Credit Agreement”), with Wells Fargo Foothill, Inc. and another lender that provides the Company with the ability to borrow up to $75,000, including the issuance of letters of credit. The Company’s available borrowings under the Credit Agreement are based on an agreed percentage of eligible accounts receivable principally related to the Company’s North America, U.K. and Australia operations, as defined in the Credit Agreement, less required reserves. The Company must maintain a minimum borrowing base of $25,000. As of June 30, 2009, the Company’s borrowing base was $48,655. As of June 30, 2009, the Company had $11,348 of outstanding borrowings under the Credit Agreement and a total of $5,608 of outstanding letters of credit issued under the Credit Agreement, resulting in the Company being able to borrow an additional $6,699 after deducting the minimum borrowing base.

The maturity date of the Credit Agreement is July 31, 2012. Borrowings may be made with an interest rate based on the prime rate plus a margin based on borrowing availability or an interest rate based on the LIBOR rate plus a margin based on borrowing availability. The interest rate on outstanding borrowings was 6.75% as of June 30, 2009. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company.

The Credit Agreement contains various restrictions and covenants, including those that (1) prohibit payments of dividends; (2) limit the Company’s capital expenditures in each fiscal year to $9,000 in 2009 and $11,000 per year thereafter; (3) restrict the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; (4) limit dispositions of assets to permitted dispositions in the aggregate not to exceed $15,000 per year; (5) limit guarantees of indebtedness; (6) prohibit the Company from making stock repurchases after February 28, 2009; and (7) limit the amount of permitted acquisitions to $10,000 per year. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2009.

The Company expects to continue to use the aforementioned credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are used to support office leases and certain financial obligations.

Restricted Cash

As of June 30, 2009, the Company had approximately $2,379 of restricted cash included in the accompanying Condensed Consolidated Balance Sheets. Included in this balance was $1,892 held as collateral under a collateral trust agreement which supports the Company’s workers’ compensation policy and is included in the caption other assets in the accompanying Condensed Consolidated Balance Sheets. The Company maintained $212 of deposits with banks in the Netherlands as required by law as a reserve for tax payments, $167 of deposits with banks in Spain as guarantees for the rent on the Company’s offices, and $108 of deposits with a bank in Singapore principally as guarantee for the rent on the Company’s offices. These deposits, totaled approximately $487, and were included in the caption cash & cash equivalents in the accompanying Condensed Consolidated Balance Sheets.

Shelf Registration Statement Filing

The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of June 30, 2009, all of the 1,350,000 shares were available for issuance.

NOTE 16 – COMPREHENSIVE INCOME

An analysis of the Company’s comprehensive (loss) income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net (loss) income	$(17,771)	$4,956	$(23,330)	$6,320
Other comprehensive (loss) income—translation adjustments	5,475	(1,113)	4,702	5,340

Total comprehensive (loss) income	$(12,296)	$3,843	$(18,628)	$11,660

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

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Three Months Ended June 30, 2009
Revenue	$43,133	$68,187	$62,528	$—	$173,848

Gross margin	$10,512	$31,280	$23,092	$—	$64,884

Business reorganization and integration expenses	$1,124	$2,328	$96	$14	$3,562

EBITDA (loss) (a)	$(1,499)	$(1,530)	$(1,321)	$(5,206)	$(9,556)
Depreciation and amortization	1,048	1,017	745	30	2,840

Operating loss	(2,547)	(2,547)	(2,066)	(5,236)	(12,396)
Interest and other income (expense), net	117	(415)	362	(192)	(128)

Loss from continuing operations before income taxes	$(2,430)	$(2,962)	$(1,704)	$(5,428)	$(12,524)

As of June 30, 2009
Accounts receivable, net	$22,783	$53,936	$28,075	$—	$104,794

Long-lived assets, net of accumulated depreciation and amortization	$5,102	$8,151	$5,939	$2,907	$22,099

Total assets	$31,850	$82,177	$60,777	$28,748	$203,552

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Three Months Ended June 30, 2008
Revenue	$71,507	$115,696	$115,925	$—	$303,128

Gross margin	$20,186	$63,326	$50,891	$—	$134,403

Business reorganization and integration expenses (recovery)	$245	$779	$—	$—	$1,024

EBITDA (loss) (a)	$1,489	$9,091	$9,011	$(9,214)	$10,377
Depreciation and amortization	1,171	1,329	984	53	3,537

Operating income (loss)	318	7,762	8,027	(9,267)	6,840
Interest and other income (expense), net	167	714	573	(155)	1,299

Income (loss) from continuing operations before income taxes	$485	$8,476	$8,600	$(9,422)	$8,139

As of June 30, 2008
Accounts receivable, net	$43,153	$96,076	$55,413	$—	$194,642

Long-lived assets, net of accumulated depreciation and amortization	$46,595	$36,897	$16,383	$3,112	$102,987

Total assets	$96,224	$157,440	$106,693	$23,503	$383,860

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Six Months Ended June 30, 2009
Revenue	$87,155	$134,116	$117,268	$—	$338,539

Gross margin	$21,482	$61,584	$43,822	$—	$126,888

Business reorganization and integration expenses	$2,747	$4,666	$1,974	$14	$9,401

EBITDA (loss) (a)	$(6,286)	$(4,948)	$(3,904)	$(9,954)	$(25,092)
Depreciation and amortization	2,053	2,820	1,662	93	6,628

Operating loss	(8,339)	(7,768)	(5,566)	(10,047)	(31,720)
Interest and other income (expense), net	99	(335)	885	(347)	302

Loss from continuing operations before income taxes	$(8,240)	$(8,103)	$(4,681)	$(10,394)	$(31,418)

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Six Months Ended June 30, 2008
Revenue	$154,769	$226,028	$215,362	$—	$596,159

Gross margin	$42,940	$120,883	$93,757	$—	$257,580

Business reorganization and integration expenses	$1,705	$416	$95	$—	$2,216

EBITDA (loss) (a)	$1,254	$15,167	$14,688	$(15,143)	$15,966
Depreciation and amortization	2,344	2,972	1,940	106	7,362

Operating (loss) income	(1,090)	12,195	12,748	(15,249)	8,604
Interest and other income (expense), net	263	1,107	862	(316)	1,916

(Loss) income from continuing operations before income taxes	$(827)	$13,302	$13,610	$(15,565)	$10,520

(a)	The Company defines EBITDA as income (loss) from continuing operations before inclusion of provision for income taxes, other income (expense), interest income (expense), and depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA, as presented above, may not be comparable with similarly titled measures reported by other companies.

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
For The Three Months Ended June 30, 2009
Revenue (b)	$42,702	$48,269	$40,024	$28,163	$14,259	$431	$173,848

For The Three Months Ended June 30, 2008
Revenue (b)	$70,501	$86,144	$70,303	$45,393	$29,781	$1,006	$303,128

For The Six Months Ended June 30, 2009
Revenue (b)	$86,267	$91,103	$77,954	$56,162	$26,165	$888	$338,539

For The Six Months Ended June 30, 2008
Revenue (b)	$152,726	$158,014	$139,956	$86,072	$57,348	$2,043	$596,159

As of June 30, 2009
Long-lived assets, net of accumulated depreciation and amortization (c)	$7,979	$3,407	$4,709	$3,442	$2,532	$30	$22,099

Net assets	$21,403	$16,412	$24,413	$19,077	$8,388	$695	$90,388

As of June 30, 2008
Long-lived assets, net of accumulated depreciation and amortization (c)	$49,651	$5,408	$6,012	$30,885	$10,975	$56	$102,987

Net assets	$78,546	$28,381	$36,871	$43,666	$24,853	$(198)	$212,119

(b)	Revenue is generally recorded on a geographic basis according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

NOTE 18 – STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15,000 of the Company’s common stock. The Company has repurchased 1,491,772 shares for a total cost of approximately $8,195 under this authorization. Of the cumulative 1,491,772 shares purchased, 243,316 shares were purchased during the three months ended March 31, 2009 for a total cost of $703. As of March 1, 2009, repurchases of common stock are no longer permitted under the Company’s amended Credit Agreement.

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

Overview

Hudson Highland Group, Inc. (the “Company” or “Hudson,” “we,” “us” and “our”) has operated as an independent publicly traded company since April 1, 2003. Our businesses are specialized professional staffing services for permanent and contract and talent management services to businesses operating in many industries and in over 20 countries around the world. Our largest operations are in the United States (“U.S.”), the United Kingdom (“U.K.”) and Australia. We are organized into three reportable segments: Hudson Americas, Hudson Europe and Hudson Asia Pacific (each a “Hudson regional business”). These segments contributed approximately 17%, 48% and 35% of the Company’s gross margin, respectively, for the six months ended June 30, 2009.

Hudson Americas operates from 31 offices in the U.S. and Canada, with 96% of its gross margin generated in the U.S. during the six months ended June 30, 2009. Hudson Europe operates from 41 offices in 14 countries, with 40% of its gross margin generated in the U.K. during the six months ended June 30, 2009. Hudson Asia Pacific operates from 19 offices in 4 countries, with 68% of its gross margin generated in Australia during the six months ended June 30, 2009.

The Hudson regional businesses provide professional contract consultants and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing its clients with candidates who have specialized functional skills and competencies, such as accounting and finance, legal and information technology (“IT”). The length of a contract assignment can vary, but engagements at the professional level tend to be longer than those in the general clerical or industrial sectors. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services or technology, and candidates possessing particular professional skills, such as accounting and finance, IT, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients, employing a suite of products that assesses talent and helps predict whether a candidate will be successful in a given role.

The Hudson regional businesses also provide human capital services, such as organizational effectiveness and development services through their talent management offerings. These services encompass candidate assessment, competency modeling, leadership development, performance management, and career transition. These services enable Hudson to offer clients a comprehensive set of management services across the entire employment life-cycle from attracting, assessing and selecting best-fit employees to engaging and developing those individuals to help build a high-performance organization.

Recent Economic Events

During 2008, the countries in which Hudson operates experienced varying degrees of economic declines, most very significant. By the end of 2008, virtually all of our markets experienced substantial declines in their gross domestic product. The U.S. dollar strengthened against all of our major non-U.S. currencies which reduced the dollar-denominated value of our foreign earnings and cash flow from our foreign operations. Economic conditions have continued to decline during the first half of 2009. These economic conditions negatively affected both our temporary contracting and permanent recruitment business lines. With respect to temporary contracting, we experienced that clients discontinued non-essential projects and used in-house staff instead of temporary personnel. With respect to permanent recruitment, there was evidence of client reluctance to hire or fill vacancies. As a result of these conditions, the financial results of the Company for the three and six months ended June 30, 2009 were below the results of the prior year periods in all three regions in which the Company operates. The Company expects that the current economic conditions will continue to negatively impact our operating results for at least the remainder of 2009 and they may extend into 2010. Therefore, historical results may not be indicative of future results. See section “Liquidity Outlook” for additional information.

Goodwill Impairment Charges

Under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value.

By the fourth quarter of 2008, the economic slowdown that had been evident earlier in the year with our clients in the financial services sectors in the U.S. and the U.K. spread rapidly to other industries and countries and had impacted virtually all our markets. Consequently, these conditions negatively impacted the Company’s stock price, which declined approximately fifty percent as of December 31, 2008 as compared to the stock price as of October 1, 2008, as well as the projected future operating results. As a result, the Company’s market capitalization declined below its book value, an indication that the aggregate fair value of its reporting units could potentially be less than their carrying value. Accordingly, management updated its impairment testing from October 1 (annual assessment date), through December 31, 2008. The Company estimated the fair value of the Company’s reporting units with the assistance of a valuation firm using both an income and market based approach.

At the conclusion of the testing, the Company determined that goodwill was impaired at all of its reporting units and recorded an impairment charge of $64.5 million in 2008. In connection with its testing, management also determined that certain intangible and other long-term assets were impaired and recorded an additional impairment charge of $2.6 million. The total charges of $67.1 million for 2008 were recorded under the caption of “Goodwill and other impairment charges” in the Company’s Consolidated Statements of Operations included in the Company’s 2008 annual report on the Form 10-K.

The primary drivers that resulted in the goodwill impairment charge were the anticipated significant reduction in 2009 revenue, earnings and cash flows with modest expected recovery in 2010 onward and a reduction in the market price of the Company’s stock.

During the first half of 2009, the Company experienced a continued deterioration in market conditions as anticipated. Over the course of the first six months of the year, the Company’s stock price declined approximately thirty-five percent as of June 30, 2009 as compared to the stock price as of December 31, 2008. As a result, management performed an interim test for impairment of the $1.7 million additional purchase price payment for its TKA acquisition, which was recorded as goodwill at June 30, 2009. The Company updated its step one and step two procedures for the China reporting unit as of June 30, and concluded that the entire amount of recorded goodwill was impaired. As a result, the Company recorded an impairment charge of $1.7 million at the same reporting unit.

The Company expects the aforementioned weak global economic conditions to negatively affect demand for the Company’s services, its operating results and its market capitalization, for at least the remainder of 2009 and possibly part or all of 2010.

Financial Performance

As discussed in more detail in this MD&A, the following selected financial data present an overview of our financial performance for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Changes
$ in thousands	2009	2008	Amount
Revenue	$173,848	$303,128	$(129,280)

Gross margin	64,884	134,403	(69,519)

Selling, general and administrative expenses (a)	72,169	126,539	(54,370)
Business reorganization and integration expenses	3,562	1,024	2,538
Goodwill and other impairment charges	1,549	—	1,549

Operating (loss) income	(12,396)	6,840	(19,236)

(Loss) income from continuing operations	(15,499)	1,858	(17,357)

Net (loss) income	$(17,771)	$4,956	$(22,727)

	Six Months Ended June 30,		Changes
$ in thousands	2009	2008	Amount
Revenue	$338,539	$596,159	$(257,620)

Gross margin	126,888	257,580	(130,692)

Selling, general and administrative expenses (a)	147,658	246,760	(99,102)
Business reorganization and integration expenses	9,401	2,216	7,185
Goodwill and other impairment charges	1,549	—	1,549

Operating (loss) income	(31,720)	8,604	(40,324)

(Loss) income from continuing operations	(30,333)	2,460	(32,793)

Net (loss) income	$(23,330)	$6,320	$(29,650)

(a)	Selling, general and administrative expenses include depreciation and amortization expenses of $2.8 million and $3.5 million, respectively, for the three months ended June 30, 2009 and 2008 and $6.6 million and $7.4 million, respectively, for the six months ended June 30, 2009 and 2008.

•

Revenue was $174 million for the three months ended June 30, 2009, as compared to $303 million for the same period of 2008, a decrease of $129 million, or 43%. Contracting revenue declined $78 million or 37% and permanent recruitment revenue declined $44 million or 61% for the three months ended June 30, 2009, compared to the same period of 2008. Revenue was $339 million for the six months ended June 30, 2009, as compared to $596 million for the same period of 2008, a decrease of $258 million, or 43%. Contracting revenue declined $162 million or 39% and permanent recruitment revenue declined $81 million or 59% for the six months ended June 30, 2009, compared to the same period of 2008.

•

Gross margin was $65 million for the three months ended June 30, 2009, as compared to $134 million for the same period of 2008, a decrease of approximately $69 million or 52%. Permanent recruitment gross margin declined $45 million or 62% and contracting gross margin declined $20 million or 44% for the three months ended June 30, 2009, compared to the same period of 2008. Gross margin was $127 million for the six months ended June 30, 2009, as compared to $258 million for the same period of 2008, a decrease of $131 million or 51%. Permanent recruitment gross margin declined $83 million or 61% and contracting gross margin declined $39 million or 44% for the six months ended June 30, 2009, compared to the same period of 2008.

•

Selling, general and administrative expenses were $72 million for the three months ended June 30, 2009, as compared to $127 million for the same period of 2008, a decrease of $54 million, or 43%. Selling, general and administrative expenses were $148 million for the six months ended June 30, 2009, as compared to $247 million for the same period of 2008, a decrease of $99 million, or 40%. Selling, general and administrative expenses decreased primarily due to the reductions in support costs achieved through reorganization actions and closure of non-core businesses and facilities, lower commissions associated with the lower revenue and reductions in management costs.

•	Goodwill and other impairment charges of $1.5 million were included in the three and six months results ended June 30, 2009.

The Company implemented in early 2008 a restructuring program in the U.S. and the U.K. to streamline its overhead as a result of recent divestitures. It expanded the program in the second half of 2008 as economic conditions worsened. In the first quarter of 2009, the Company’s Board of Directors approved a plan (“2009 Plan”) and the Company initiated additional actions to counteract the ongoing declines in revenue. In the second quarter of 2009, the Company expanded the restructuring plan due to an expectation that business conditions caused by the economic contraction would persist. On April 24, 2009 and May 1, 2009, the Company’s Board of Directors approved further restructuring actions, which allow the total cost of the 2009 Plan to be increased to $16 million. The Company expects these actions to produce cost savings in 2009 and improve its long-term profitability. We incurred approximately $9 million of expenses in connection with the 2009 plan during the six months ended June 30, 2009. The Company expects to substantially complete the 2009 Plan in 2009.

Strategic Actions

Our management’s primary focus has been to move the Company to profitability, particularly at the level most in the control of the country level operating leaders and build our specialized professional recruitment through our staffing, project solutions and talent management businesses. We have focused our strategy on higher-margin specialized professional recruitment with a long-term financial goal of 7-10% EBITDA margins, which we believe will generate long-term profitability. We continue to execute this strategy through a combination of delivery of higher margin services, investments, acquisitions, divestitures and cost restructuring. In doing so, we have acquired and integrated businesses to achieve synergies, sold or discontinued non-core businesses, streamlined support operations and reduced costs to achieve the Company’s long-term profitability goals. We will continue to review opportunities to expand our operations in specialized professional recruitment.

In April 2008, we acquired certain business assets of Propensity, Ltd., a professional services firm based in Texas specializing in accounting and finance services and providing both contract and permanent recruitment services. In February 2008, we completed the acquisition of the majority of the assets of Executive Coread SARL, a talent management and recruitment company in France.

In the last two years, we completed the sale of or discontinued four non-core businesses to improve our strategic focus:

•	Hudson’s Italy operations in April 2009 (2008 revenue of $4 million).

•	Hudson’s Japan operations in March 2009 (2008 revenue of $5 million).

•	Hudson’s public management division of Balance Ervaring op Projectbasis, B.V. in May 2008 (2007 revenue of $6 million).

•	Hudson Americas’ energy, engineering and technical staffing division in February 2008 (2007 revenue of $146 million).

Use of EBITDA

Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as the best indicator of operating performance and most comparable measure across our regions, because it does not include certain expenses that are generally outside the control of local management. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA as presented below may not be comparable with similarly titled measures reported by other companies. EBITDA, as presented below, is derived from (loss) income from continuing operations adjusted for provision (benefit) for income taxes, other expense (income), interest expense (income), and depreciation and amortization. The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2009	2008	2009	2008

(Loss) income from continuing operations	$(15,499)	$1,858	$(30,333)	$2,460
Adjustments to (loss) income from continuing operations
Provision (benefit) for income taxes	2,975	6,281	(1,085)	8,060
Other income, net	(54)	(1,095)	(674)	(1,358)
Interest expense (income), net	182	(204)	372	(558)
Depreciation and amortization	2,840	3,537	6,628	7,362

Total adjustments from (loss) income from continuing operations to EBITDA	5,943	8,519	5,241	13,506

EBITDA	$(9,556)	$10,377	$(25,092)	$15,966

Results of Operations

The following table sets forth the Company’s revenue, gross margin, operating (loss) income, (loss) income from continuing operations, net (loss) income, temporary contracting revenue, direct costs of temporary contracting, temporary contracting gross margin and gross margin as a percent of revenue for the three and six months ended June 30, 2009 and 2008 (dollars in thousands).

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Hudson Americas	$43,133	$71,507	$87,155	$154,769
Hudson Europe	68,187	115,696	134,116	226,028
Hudson Asia Pacific	62,528	115,925	117,268	215,362

Total	$173,848	$303,128	$338,539	$596,159

Gross margin:
Hudson Americas	$10,512	$20,186	$21,482	$42,940
Hudson Europe	31,280	63,326	61,584	120,883
Hudson Asia Pacific	23,092	50,891	43,822	93,757

Total	$64,884	$134,403	$126,888	$257,580

Operating (loss) income:
Hudson Americas	$(2,547)	$318	$(8,339)	$(1,090)
Hudson Europe	(2,547)	7,762	(7,768)	12,195
Hudson Asia Pacific	(2,066)	8,027	(5,566)	12,748
Corporate expenses	(5,236)	(9,267)	(10,047)	(15,249)

Total	$(12,396)	$6,840	$(31,720)	$8,604

(Loss) income from continuing operations	$(15,499)	$1,858	$(30,333)	$2,460

Net (loss) income	$(17,771)	$4,956	$(23,330)	$6,320

TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$41,875	$67,798	$84,091	$147,310
Hudson Europe	43,081	62,956	85,034	126,000
Hudson Asia Pacific	45,038	76,758	84,800	142,309

Total	$129,994	$207,512	$253,925	$415,619

Direct costs of temporary contracting:
Hudson Americas	$32,607	$51,216	$65,652	$111,649
Hudson Europe	34,051	48,640	66,439	97,182
Hudson Asia Pacific	38,289	62,809	71,375	116,930

Total	$104,947	$162,665	$203,466	$325,761

Temporary contracting gross margin:
Hudson Americas	$9,268	$16,582	$18,439	$35,661
Hudson Europe	9,030	14,316	18,595	28,818
Hudson Asia Pacific	6,749	13,949	13,425	25,379

Total	$25,047	$44,847	$50,459	$89,858

Gross margin as a percent of revenue:
Hudson Americas	22.1%	24.5%	21.9%	24.2%
Hudson Europe	21.0%	22.7%	21.9%	22.9%
Hudson Asia Pacific	15.0%	18.2%	15.8%	17.8%

(a)	Temporary contracting revenue is a component of our revenue. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Constant Currency

The Company defines the term “constant currency” to mean that financial data for a period are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. The Company uses constant currency to depict the current period results at the exchange rates of the prior year. Changes in revenue, direct costs, gross margin, selling, general and administrative expenses and operating (loss) income include the effect of changes in foreign currency exchange rates. Variance analysis usually describes period-to-period variances that are calculated using constant currency as a percentage. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends.

The Company believes that these calculations are a useful measure, indicating the actual change in operations. Earnings from subsidiaries are, at times, repatriated to the U.S., and there are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition. The table below summarizes the impact of foreign exchange adjustments on our operating results for the three and six months ended June 30, 2009 (dollars in thousands).

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2009			2008	2009			2008
	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency	As reported
Revenue:
Hudson Americas	$43,133	$69	$43,202	$71,507	$87,155	$181	$87,336	$154,769
Hudson Europe	68,187	15,268	83,455	115,696	134,116	34,023	168,139	226,028
Hudson Asia Pacific	62,528	14,082	76,610	115,925	117,268	33,550	150,818	215,362

Total	173,848	29,419	203,267	303,128	338,539	67,754	406,293	596,159

Direct costs:
Hudson Americas	32,621	9	32,630	51,321	65,673	25	65,698	111,829
Hudson Europe	36,907	8,780	45,687	52,370	72,532	20,204	92,736	105,145
Hudson Asia Pacific	39,436	9,658	49,094	65,034	73,446	22,726	96,172	121,605

Total	108,964	18,447	127,411	168,725	211,651	42,955	254,606	338,579

Gross margin:
Hudson Americas	10,512	60	10,572	20,186	21,482	156	21,638	42,940
Hudson Europe	31,280	6,488	37,768	63,326	61,584	13,819	75,403	120,883
Hudson Asia Pacific	23,092	4,424	27,516	50,891	43,822	10,824	54,646	93,757

Total	$64,884	$10,972	$75,856	$134,403	$126,888	$24,799	$151,687	$257,580

Selling, general and administrative (a):
Hudson Americas	$12,078	$63	$12,141	$19,599	$27,220	$200	$27,420	$42,325
Hudson Europe	31,488	6,814	38,302	54,814	64,675	15,083	79,758	108,236
Hudson Asia Pacific	23,380	4,568	27,948	42,859	45,730	10,809	56,539	80,950
Corporate	5,223	—	5,223	9,267	10,033	—	10,033	15,249

Total	$72,169	$11,445	$83,614	$126,539	$147,658	$26,092	$173,750	$246,760

Operating (loss) income:
Hudson Americas	$(2,547)	$(3)	$(2,550)	$318	$(8,339)	$(49)	$(8,388)	$(1,090)
Hudson Europe	(2,547)	(775)	(3,322)	7,762	(7,768)	(2,238)	(10,006)	12,195
Hudson Asia Pacific	(2,066)	(140)	(2,206)	8,027	(5,566)	(762)	(6,328)	12,748
Corporate	(5,236)	—	(5,236)	(9,267)	(10,047)	—	(10,047)	(15,249)

Total	$(12,396)	$(918)	$(13,314)	$6,840	$(31,720)	$(3,049)	$(34,769)	$8,604

(a)	Selling, general and administrative expenses include acquisition-related expenses and depreciation and amortization and exclude recoveries of merger and integration expenses of $36 and $47, respectively, for the three months ended June 30, 2009 and 2008. Merger and integration expenses (recoveries) excluded in the selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 were ($36) and $29, respectively.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Hudson Americas

Hudson Americas’ revenue was $43.1 million for the three months ended June 30, 2009, as compared to $71.5 million for the same period of 2008, a decrease of $28.4 million or 39.7%. Of this decline, $25.9 million was in contracting and $2.5 million was in permanent recruitment revenue. These declines were 38.2% and 66.2%, respectively, compared to the same period of 2008.

The largest contributor to the decline in contracting revenue was Legal Services, which declined by $17.2 million or 39.2% followed by a decrease in the other contracting areas of IT and Financial Solutions of $8.4 million or 35.8%. The largest driver of the decline in Legal Services revenue was one unusually large, short-term client project that generated approximately $10.9 million in revenue that was completed in the same period of 2008. The remainder of the decline in Legal Services revenue, or $6.3 million, was due to client projects that completed over the balance of the last year and slower initiations of client projects.

Hudson Americas’ direct costs were $32.6 million for the three months ended June 30, 2009, as compared to $51.3 million for the same period of 2008, a decrease of $18.7 million or 36.4%. The decrease was primarily due to fewer contractors on billing, a direct result of the factors affecting the contracting revenue as noted above.

Hudson Americas’ gross margin was $10.5 million for the three months ended June 30, 2009, as compared to $20.2 million for the same period of 2008, a decrease of $9.7 million or 47.9%. The majority of Hudson Americas’ gross margin decline, or $7.3 million, was from contracting, the largest portion of which was in Legal Services, which declined $4.1 million, followed by other contracting, which declined $2.3 million, or 44.5% and 38.0%, respectively, for the three months ended June 30, 2009, compared to the same period of 2008. The decline in Legal Services gross margin was partially due to a decline in the number of contractors placed, fewer billable hours and thus lesser contractor utilization, underutilization of client production space maintained for the Legal Services business and approximately a 5% reduction in average bill rates as a result of increased competition.

Contracting gross margin as a percentage of revenue was 22.1% for the three months ended June 30, 2009, as compared to 24.5% for the same period of 2008. The decline was primarily driven by approximately a 4% reduction in average bill rates and underutilization of client production space maintained for the Legal Services business. Total gross margin as a percentage of revenue was 24.4% for the three months ended June 30, 2009 as compared to 28.3% for the same period of 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on the gross margin.

Hudson Americas’ selling, general and administrative expenses were $12.1 million for the three months ended June 30, 2009, as compared to $19.6 million for the same period of 2008, a decrease of $7.5 million or 38.4%. The decrease in selling, general and administrative expenses was driven primarily by reductions in support costs achieved through restructuring, lower commissions associated with the lower revenue, reductions in management costs and lower travel and marketing expenses. Hudson Americas’ selling, general and administrative expenses, as a percentage of revenue, were 28.0% for the three months ended June 30, 2009 and 27.4% for 2008.

Hudson Americas incurred $1.1 million of reorganization expenses during the three months ended June 30, 2009, as compared to $0.2 million for the same period of 2008. Reorganization expenses incurred during the three months ended June 30, 2009 consisted primarily of payment of employee termination benefits and lease termination payments related to the 2009 Plan.

Hudson Americas’ EBITDA was a loss of $1.5 million for the three months ended June 30, 2009, as compared to positive EBITDA of $1.5 million for the same period of 2008, a decrease of $3.0 million. Hudson Americas’ EBITDA loss, as a percentage of revenue, was 3.5% for the three months ended June 30, 2009, as compared to positive EBITDA of 2.1% for the same period of 2008. The decrease in EBITDA was primarily due to the reduced gross margin of $9.7 million, partially offset by reductions in selling, general and administrative expenses of $7.5 million.

Hudson America’s operating loss was $2.5 million for the three months ended June 30, 2009, as compared to operating income of $0.3 million for the same period of 2008, a decrease in operating income of $2.8 million. Operating loss, as a percentage of revenue, was 5.8% for the three months ended June 30, 2009, as compared to operating income of 0.4% for the same period of 2008. The decrease in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Europe

Hudson Europe’s revenue was $68.2 million for the three months ended June 30, 2009, as compared to $115.7 million for the same period of 2008, a decrease of $47.5 million or 41.1%. On a constant currency basis, Hudson Europe’s revenue decreased $32.2 million or 27.9%, for the three months ended June 30, 2009, compared to the same period of 2008. The revenue decrease of $32.2 million was primarily due to decreases of $18.4 million in permanent recruitment, $9.7 million in contracting and $2.5 million in talent management revenue. In constant currency, these declines were 49.7%, 15.5% and 19.6% in permanent recruitment, contracting and talent management revenue, respectively, compared to the same period of 2008.

The majority of decline in constant currency, or $19.5 million, was in the U.K., where both contracting and permanent recruitment revenue declined, compared to the same period of 2008. The declines in contracting and permanent recruitment revenue were $10.2 million and $8.9 million, or 20.5% and 49.1%, respectively, compared to the same period of 2008. The revenue declined as a result of the general economic weakness in the U.K. economy, particularly the continued weakness in the financial services and other professional sectors in the second quarter of 2009. Increases in the public sector and new client acquisitions partially offset these decreases. In Continental Europe, permanent recruitment and talent management revenue declined $9.6 million and $2.3 million, respectively, of which France was $4.4 million or 44.9% and Belgium was $3.8 million or 29.1% compared to the same period of 2008, as economic conditions continued to deteriorate during the second quarter of 2009. Contracting Revenue in the Netherlands remained flat for the three months ended June 30, 2009, compared to the same period of 2008.

Hudson Europe’s direct costs were $36.9 million for the three months ended June 30, 2009, as compared to $52.4 million for the same period of 2008, a decrease of $15.5 million or 29.5%. On a constant currency basis, Hudson Europe’s direct costs decreased $6.7 million or 12.8%, for the three months ended June 30, 2009, as compared to the same period of 2008. The decrease in direct costs was primarily due to fewer contractors on billing and was a direct result of the factors affecting the revenue as noted above.

Hudson Europe’s gross margin was $31.3 million for the three months ended June 30, 2009, as compared to $63.3 million for the same period of 2008, a decrease of $32.0 million or 50.6%. On a constant currency basis, gross margin decreased $25.6 million or 40.4% for the three months ended June 30, 2009, as compared to the same period of 2008. The majority of that decline, $19.5 million or 53.1%, was from the decline in permanent recruitment gross margin, more than half of which, or $10.1 million, was in the U.K. Declines in permanent recruitment in France and Belgium were $3.7 million and $2.5 million, respectively. The declines in the U.K., France and Belgium approximated 56.2%, 49.9% and 47.0%, respectively, for the three months ended June 30, 2009, compared to the same period of last year. The decline in permanent recruitment gross margin was driven by reductions in average fees in the financial services and other professional sectors and increases in contingent assignments compared to retained assignments. The declines in contracting and talent management gross margin were $3.3 million and $2.4 million, or 22.7% and 21.4%, respectively, compared to the same period of 2008. Almost the entire decline in contracting was in the U.K., and the decline was partially driven by a 2% reduction in average bill rates and changes in some business arrangements.

Contracting gross margin as a percentage of revenue was 21.0% for the three months ended June 30, 2009, as compared to 22.7% for the same period of 2008. The decline was primarily driven by reduction in average bill rates. Total gross margin as a percentage of revenue was 45.9% for the three months ended June 30, 2009 as compared to 54.7% for the same period of 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on the gross margin.

Hudson Europe’s selling, general and administrative expenses were $31.5 million for the three months ended June 30, 2009, as compared to $54.8 million for the same period of 2008, a decrease of $23.3 million or 42.6%. On a constant currency basis, selling, general and administrative expenses decreased $16.5 million or 30.1% for the three months ended June 30, 2009, as compared to the same period of 2008. The decrease in selling, general and administrative expenses was due to reductions through performance management of the consultant staff, lower commissions associated with lower revenue, implementation of reorganization actions including reduction of management support and consolidation of functions and facilities, and a reduction in discretionary spending. Selling, general and administrative expenses, as a percentage of revenue, were 46.2% for the three months ended June 30, 2009, as compared to 47.4% for the same period of 2008.

Hudson Europe incurred $2.3 million of reorganization expenses for the three months ended June 30, 2009, as compared to $0.8 million for the same period of 2008, an increase of $1.5 million. On a constant currency basis, reorganization expenses increased $1.9 million for the three months ended June 30, 2009, as compared to the same period of 2008. Reorganization expenses incurred for the three months ended June 30, 2009 included payments of employee termination benefits primarily in France and the U.K. related to the 2009 Plan.

Hudson Europe’s EBITDA was a loss of $1.5 million for the three months ended June 30, 2009, as compared to positive EBITDA of $9.1 million for 2008, a decrease in EBITDA of $10.6 million. On a constant currency basis, EBITDA decreased $11.2 million for the three months ended June 30, 2009, as compared to the same period of 2008. Hudson Europe’s EBITDA loss, as a percentage of revenue, was 2.2% for the three months ended June 30, 2009, as compared to positive EBITDA of 7.9% for the same period of 2008. The decrease in EBITDA was primarily due to the reduced gross margin of $32.0 million and increased reorganization costs of $1.5 million, primarily offset by reductions in selling, general and administrative expenses of $23.3 million.

Hudson Europe’s operating loss was $2.5 million for the three months ended June 30, 2009, compared to operating income of $7.8 million for the same period of 2008, a decrease in operating income of $10.3 million. On a constant currency basis, operating income decreased $11.1 million for the three months ended June 30, 2009, as compared to the same period of 2008. Operating loss, as a percentage of revenue, was 3.7% for the three months ended June 30, 2009, as compared to operating income of 6.7% for the same period of 2008. The decrease in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $62.5 million for the three months ended June 30, 2009, as compared to $115.9 million for the same period of 2008, a decrease of $53.4 million or 46.1%. On a constant currency basis, Hudson Asia Pacific’s revenue decreased $39.3 million or 33.9%, for the three months ended June 30, 2009, compared to the same period of 2008. The revenue decrease of $39.3 million was primarily due to decreases of $20.6 million in contracting and $18.5 million in permanent recruitment revenue. In constant currency, these declines were 26.8% and 56.6% in contracting and permanent recruitment revenue, respectively, compared to the same period of 2008.

The entire contracting decline of $20.6 million was in Australia and New Zealand. The largest revenue declines came from financial services and insurance markets. Permanent recruitment revenue declined $13.9 million, or 60.3%, in Australia and New Zealand, for the three months ended June 30, 2009, compared to the same period of 2008. Permanent recruitment was adversely affected by economic conditions in both Australia and New Zealand, resulting in slower client hiring particularly in senior roles. Reluctance of candidates to change jobs and a greater percentage of hiring being done in-house have resulted in longer hiring cycle times for the reduced level of demand. Additionally, increased competition for fewer open jobs resulted in a decrease in average fees.

In Asia, where the entire business is permanent recruitment, 42.9% of the remaining $4.6 million decrease was in China, a decrease of $2.0 million or 50.9%, compared to the same period of 2008. The remaining decline was split between Singapore and Hong Kong, which declined $1.4 million or 38.6% and $1.2 million or 57.2%, respectively, compared to the same period of 2008. In Asia, the majority of business is with subsidiaries of multi-national firms. As with other markets, general economic conditions caused a reduction in demand for permanent recruitment services, including widespread hiring freezes implemented in the fourth quarter of 2008 and the first quarter of 2009. In addition, many of these companies have elected to use in-house resources for recruiting to meet their reduced needs while others further delayed hiring staff. While we did experience some easing during the second quarter of 2009 in the hiring freezes instituted by client headquarters, salaries are lower and the combined effects were insufficient to offset the overall decline in the current quarter compared to prior year. Only talent management services revenue grew in the period with an increase of $1.3 million, or 30.6%, compared to the same period of 2008.

Hudson Asia Pacific’s direct costs were $39.4 million for the three months ended June 30, 2009, as compared to $65.0 million for the same period of 2008, a decrease of $25.6 million or 39.4%. On a constant currency basis, Hudson Asia Pacific’s direct costs decreased $15.9 million or 24.5%, for the three months ended June 30, 2009, as compared to the same period of 2008. The decrease in direct costs was primarily due to fewer contractors on billing, a direct result of the factors affecting the revenue as noted above.

Hudson Asia Pacific’s gross margin was $23.1 million for the three months ended June 30, 2009, as compared to $50.9 million for the same period of 2008, a decrease of $27.8 million or 54.6%. On a constant currency basis, gross margin decreased $23.4 million or 45.9% for the three months ended June 30, 2009, as compared to the same period of 2008.

The majority of the region’s gross margin decline was from the decline in permanent recruitment of $18.5 million or 56.7%, for the three months ended June 30, 2009, as compared to the same period of 2008. While every market in the region experienced declines in gross margin, the largest declines were in Australia, New Zealand and China, which declined $15.6 million, $3.4 million and $1.9 million, respectively. These declines were 45.1%, 53.9% and 48.1%, respectively, compared to the same period of 2008. As the reduction in permanent recruitment gross margin is driven principally by the permanent recruitment revenue, gross margin declined primarily for the same reasons as the decline in permanent recruitment revenue. Contracting gross margin declined $5.5 million or 39.4%. Almost the entire decline in contracting was in Australia and New Zealand and was partially driven by a reduction in average bill rates, a decline in billable hours and partially from a fee adjustment for an existing client that is not expected to recur.

Contracting gross margin as a percentage of revenue was 15.0% for the three months ended June 30, 2009, as compared to 18.2% for the same period of 2008. The decline was driven by lower average bill rates and partially from the fee adjustment mentioned above. Total gross margin as a percentage of revenue was 36.9% for the three months ended June 30, 2009 as compared to 43.9% for the same period of 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on the gross margin.

Hudson Asia Pacific’s selling, general and administrative expenses were $23.4 million for the three months ended June 30, 2009, as compared to $42.9 million for the same period of 2008, a decrease of $19.5 million or 45.4%. On a constant currency basis, selling, general and administrative expenses decreased $14.9 million or 34.8% for the three months ended June 30, 2009, as compared to the same period of 2008. The decrease in selling, general and administrative expenses was primarily due to the implementation of several reorganization actions including reduction of consultant headcount, management support, consolidation of functions and facilities and outsourcing of administrative functions including finance and IT. The remaining decreases were primarily attributable to lower commissions and bonuses associated with lower revenue. Selling, general and administrative expenses, as a percentage of revenue, were 37.4% for the three months ended June 30, 2009, as compared to 37.0% for the same period of 2008.

Based on the results of the impairment test that was performed on June 30, 2009, the Company recorded a charge of $1.7 million for the impairment of goodwill related to the China reporting unit for the three months ended June 30, 2009.

Hudson Asia Pacific’s EBITDA was a loss of $1.3 million for the three months ended June 30, 2009, as compared to positive EBITDA of $9.0 million for the same period of 2008, a decrease of $10.3 million. On a constant currency basis, EBITDA decreased $10.3 million for the three months ended June 30, 2009, as compared to the same period of 2008. Hudson Asia Pacific’s EBITDA loss, as a percentage of revenue, was 2.1% for the three months ended June 30, 2009, as compared to positive EBITDA of 7.8% for the same period of 2008. The decrease in EBITDA was primarily due to the reduced gross margin of $27.8 million and the goodwill impairment charge of $1.7 million, partially offset by reductions in selling, general and administrative expenses of $19.5 million.

Hudson Asia Pacific’s operating loss was $2.1 million for the three months ended June 30, 2009, as compared to operating income of $8.0 million for the same period of 2008, a decrease in operating income of $10.1 million. On a constant currency basis, operating income decreased $10.2 million for the three months ended June 30, 2009, as compared to the same period of 2008. Operating loss, as a percentage of revenue, was 3.3% for the three months ended June 30, 2009, as compared to operating income of 6.9% for the same period of 2008. The decrease in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Corporate and Other

Corporate expenses were $5.2 million for the three months ended June 30, 2009, as compared to $9.3 million for the same period of 2008, a decrease of $4.1 million or 43.6%. The decrease in corporate expenses resulted primarily from lower support staff salaries and related expenses, the non-recurrence of litigation awards to former employees in the second quarter of 2008 and lower professional fees.

Other non-operating income was $0.1 million for the three months ended June 30, 2009, as compared to $1.1 million for the same period of 2008, a decrease of $1.0 million. The decrease in non-operating income was primarily due to a decrease of $0.7 million in foreign exchange transaction gains.

Interest expense, net of interest income was $0.2 million for the three months ended June 30, 2009, as compared to net interest income of $0.2 million for the same period of 2008, a decrease in interest income of $0.4 million. The decrease in net interest income was primarily due to lower interest income received on cash balances on deposit due to reduced interest rates, partially offset by the decline in interest expense due to the Company’s lower borrowings under its credit facility.

Provision for Income Taxes

The provision for income taxes was $3.0 million on a $12.5 million loss from continuing operations for the three months ended June 30, 2009, as compared to a provision of $6.3 million on $8.1 million of income from continuing operations for the same period of 2008. The effective tax rate for the three months ended June 30, 2009 was a benefit of 23.8%, as compared to a provision of 77.2% for the same period of 2008. The Company adjusted its estimated annual effective tax rate as required during the three months ended June 30, 2009, which resulted in the reversal of a majority of the tax benefit recorded for the prior three months. The changes in the Company’s effective tax rate for the three months ended June 30, 2009 as compared to the same period of 2008 resulted primarily from a reduction in the Company’s pre-tax income and the ability to obtain benefits from losses incurred in foreign jurisdictions. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition-related payments and variations from the U.S. tax rate in foreign jurisdictions.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations was $15.5 million for the three months ended June 30, 2009, as compared to net income of $1.9 million for the same period of 2008, a decrease in net income of $17.4 million. Basic and diluted loss per share from continuing operations was $0.59 for the three months ended June 30, 2009, as compared to basic and diluted earnings per share of $0.07 for the same period of 2008.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations was $2.3 million for the three months ended June 30, 2009, as compared to net income of $3.1 million for the same period of 2008, a decrease in net income of $5.4 million. The decrease in net income was primarily due to the operating losses from discontinued operations of Italy and Japan of $1.3 million and 1.1 million, respectively, for the three months ended June 30, 2009 and a $2.8 million gain on sale of BPM in the second quarter of 2008.

Basic and diluted loss per share from discontinued operations was $0.09 for the three months ended June 30, 2009, as compared to basic and diluted earnings per share of $0.13 and $0.12, respectively, for the same period of 2008.

Net (Loss) Income

Net loss was $17.8 million for the three months ended June 30, 2009, as compared to net income of $5.0 million for the same period of 2008, a decrease in net income of $22.7 million. Basic and diluted loss per share were $0.68 for the three months ended June 30, 2009, as compared to a basic and diluted earnings per share of $0.20 and $0.19, respectively, for the same period of 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Hudson Americas

Hudson Americas’ revenue was $87.2 million for the six months ended June 30, 2009, as compared to $154.8 million for the same period of 2008, a decrease of $67.6 million or 43.7%. Of this decline, $63.2 million was in contracting and $4.4 million was in permanent recruitment revenue. These declines were 42.9% and 59.1%, respectively, compared to the same period of 2008.

The largest contributor to the decline in contracting revenue was Legal Services, which declined by $45.7 million or 46.7% followed by a decrease in other contracting areas of IT and Financial Solutions of $17.4 million or 35.3%. The largest driver of the decline in Legal Services revenue was one unusually large, short-term client project that generated approximately $32.9 million in revenue that was completed in the same period of 2008. The remainder of the decline in Legal Services revenue, or $12.8 million, was due to client projects that completed over the balance of the last year and slower initiations of client projects.

Hudson Americas’ direct costs were $65.7 million for the six months ended June 30, 2009, as compared to $111.8 million for the same period of 2008, a decrease of $46.1 million or 41.2%. The decrease was primarily due to fewer contractors on billing, a direct result of the factors affecting the contracting revenue as noted above.

Hudson Americas’ gross margin was $21.5 million for the six months ended June 30, 2009, as compared to $42.9 million for the same period of 2008, a decrease of $21.5 million or 50.0%. The majority of Hudson Americas’ gross margin decline, or $17.2 million, was from contracting, the largest portion of which was in Legal Services, which declined $11.1 million, followed by IT and Financial Solutions, which declined $5.5 million, or 52.3% and 40.4%, respectively, for the six months ended June 30, 2009, compared to the same period of 2008. The decline in Legal Services gross margin was partially due to a decline in number of contractors placed, fewer billable hours and thus lesser contractor utilization, underutilization of client production space maintained for the Legal Services business and approximately a 5% reduction in average bill rates as a result of increased competition.

Contracting gross margin as a percentage of revenue was 21.9% for the six months ended June 30, 2009, as compared to 24.2% for the same period of 2008. The decline was primarily driven by approximately a 4% reduction in average bill rates and underutilization of client production space maintained for the Legal Services business. Total gross margin, as a percentage of revenue, was 24.7% for the six months ended June 30, 2009, as compared to 27.7% for the same period of 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on the gross margin.

Hudson Americas’ selling, general and administrative expenses were $27.2 million for the six months ended June 30, 2009, as compared to $42.3 million for the same period of 2008, a decrease of $15.1 million or 35.7%. The decrease in selling, general and administrative expenses was driven primarily by reductions in support costs achieved through restructuring, lower commissions associated with the lower revenue, reductions in management costs and lower travel and marketing expenses. Hudson Americas’ selling, general and administrative expenses, as a percentage of revenue, were 31.2% for the six months ended June 30, 2009, as compared to 27.3% for the same period of 2008.

Hudson Americas incurred $2.7 million of reorganization expenses during the six months ended June 30, 2009, as compared to $1.7 million for the same period of 2008. Reorganization expenses incurred during the six months ended June 30, 2009 consisted primarily of payment of employee termination benefits and lease termination payments related to the 2009 Plan.

Hudson Americas’ EBITDA was a loss of $6.3 million for the six months ended June 30, 2009, as compared to positive EBITDA of $1.3 million for the same period of 2008, a decrease of $7.5 million. Hudson Americas’ EBITDA loss, as a percentage of revenue, was 7.2% for the six months ended June 30, 2009, as compared to positive EBITDA of 0.8% for the same period of 2008. The decrease in EBITDA was primarily due to the reduced gross margin of $21.5 million, partially offset by reductions in selling, general and administrative expenses of $15.1 million.

Hudson America’s operating loss was $8.3 million for the six months ended June 30, 2009, as compared to $1.1 million loss for the same period of 2008, an increase in operating loss of $7.2 million. Operating loss, as a percentage of revenue, was 9.5% for the six months ended June 30, 2009, as compared to 0.7% for the same period of 2008. The increase in operating loss resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Europe

Hudson Europe’s revenue was $134.1 million for the six months ended June 30, 2009, as compared to $226.0 million for the same period of 2008, a decrease of $91.9 million or 40.7%. On a constant currency basis, Hudson Europe’s revenue decreased $57.9 million or 25.6%, for the six months ended June 30, 2009, compared to the same period of 2008. The revenue decrease of $57.9 million was primarily due to decreases of $32.2 million in permanent recruitment, $17.6 million in contracting and $4.9 million in talent management revenue. In constant currency, these declines were 46.3%, 14.0%, and 20.0% in permanent recruitment, contracting and talent management, respectively, compared to the same period of 2008.

The majority of the decline in constant currency, or $36.8 million, was in the U.K., where both contracting and permanent recruitment revenue declined, compared to the same period of 2008. The declines in contracting and permanent recruitment revenue were $19.0 million and $15.7 million, or 18.9% and 46.7%, respectively, compared to the same period of 2008. The revenue declined as a result of the general economic weakness in the U.K. economy, particularly the continued weakness in the financial services and other professional sectors in the first half of 2009, which experienced the majority of job losses. Increases in the public sector and new client acquisitions partially offset these decreases. In Continental Europe, permanent recruitment and talent management revenue declined $16.4 million and $3.4 million, respectively, of which France was $7.5 million or 40.2% and Belgium was $6.7 million or 26.8% compared to the same period of 2008, as economic conditions continued to deteriorate during the first half of 2009. Contracting revenue in the Netherlands remained flat for the six months ended June 30, 2009, compared to the same period of 2008.

Hudson Europe’s direct costs were $72.5 million for the six months ended June 30, 2009, as compared to $105.1 million for the same period of 2008, a decrease of $32.6 million or 31.0%. On a constant currency basis, Hudson Europe’s direct costs decreased $12.4 million or 11.8%, for the six months ended June 30, 2009, as compared to the same period of 2008. The decrease in direct costs was primarily due to fewer contractors on billing and was a direct result of the factors affecting the revenue as noted above.

Hudson Europe’s gross margin was $61.6 million for the six months ended June 30, 2009, as compared to $120.9 million for the same period of 2008, a decrease of $59.3 million or 49.1%. On a constant currency basis, gross margin decreased $45.5 million or 37.6% for the six months ended June 30, 2009, as compared to the same period of 2008. The majority of that decline, $34.4 million or 50.3%, was from the decline in permanent recruitment gross margin, more than half of which, or $18.3 million, was in the U.K. Declines in permanent recruitment gross margin in France and Belgium were $7.0 million and $4.0 million, respectively. The U.K., France and Belgium declines were directly related to the declines in permanent recruitment revenue. These declines in the U.K., France and Belgium approximated 55.0%, 47.5% and 40.7%, respectively, for the six months ended June 30, 2009, compared to the same period of last year. The decline in permanent gross margin was driven by reductions in average fees in the financial services and other professional sectors and increases in contingent assignments. The declines in contracting and talent management gross margin were $5.4 million and $4.6 million, or 18.7% and 21.4%, respectively, compared to the same period of 2008. Almost the entire decline in contracting was in the U.K., and the decline was partially driven by a 5% reduction in average bill rates and changes in some business arrangements.

Contracting gross margin as a percentage of revenue was 21.9% for the six months ended June 30, 2009, as compared to 22.9% for the same period of 2008. The decline was primarily driven by reduction in average bill rates. Total gross margin as a percentage of revenue was 45.9% for the three months ended June 30, 2009 as compared to 53.5% for the same period of 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on the gross margin.

Hudson Europe’s selling, general and administrative expenses were $64.7 million for the six months ended June 30, 2009, as compared to $108.2 million for the same period of 2008, a decrease of $43.6 million or 40.3%. On a constant currency basis, selling, general and administrative expenses decreased $28.5 million or 26.3% for the six months ended June 30, 2009, as compared to the same period of 2008. The decrease in selling, general and administrative expenses was due to reductions through performance management of the consultant staff, lower commissions associated with lower revenue, implementation of reorganization actions including reduction of management support and consolidation of functions and facilities, and a reduction in discretionary spending. Selling, general and administrative expenses, as a percentage of revenue, were 48.2% for the six months ended June 30, 2009, as compared to 47.9% for the same period of 2008.

Hudson Europe incurred $4.7 million of reorganization expenses for the six months ended June 30, 2009, as compared to $0.4 million for the same period of 2008, an increase of $4.3 million. On a constant currency basis, reorganization expenses increased $5.2 million for the six months ended June 30, 2009, as compared to the same period of 2008. Reorganization expenses incurred for the six months ended June 30, 2009 included payments of employee termination benefits primarily in the U.K., France and Belgium, contract cancellation costs and lease termination payments primarily in the U.K. and Belgium related to the Company’s 2009 Plan.

Hudson Europe’s EBITDA was a loss of $4.9 million for the six months ended June 30, 2009, as compared to positive EBITDA of $15.2 million for 2008, a decrease of $20.1 million. On a constant currency basis, EBITDA decreased $21.7 million for the six months ended June 30, 2009, as compared to the same period of 2008. Hudson Europe’s EBITDA loss, as a percentage of revenue, was 3.7% for the six months ended June 30, 2009, as compared to positive EBITDA of 6.7% for the same period of 2008. The decrease in EBITDA was primarily due to the reduced gross margin of $59.3 million and increased reorganization costs of $4.3 million, partially offset by reductions in selling, general and administrative expenses of $43.6 million.

Hudson Europe’s operating loss was $7.8 million for the six months ended June 30, 2009, as compared to operating income of $12.2 million for the same period of 2008, a decrease in operating income of $20.0 million. On a constant currency basis, operating income decreased $22.2 million for the six months ended June 30, 2009, as compared to the same period of 2008. Operating loss, as a percentage of revenue, was 5.8% for the six months ended June 30, 2009, as compared to operating income of 5.4% for the same period of 2008. The decrease in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $117.3 million for the six months ended June 30, 2009, as compared to $215.4 million for the same period of 2008, a decrease of $98.1 million or 45.5%. On a constant currency basis, Hudson Asia Pacific’s revenue decreased $64.5 million or 30.0%, for the six months ended June 30, 2009, compared to the same period of 2008. The revenue decrease of $64.5 million was primarily due to decreases of $33.2 million in permanent recruitment and $31.0 million in contracting revenue. In constant currency, these declines were 54.5% and 21.8% in permanent recruitment and contracting revenue, respectively, compared to the same period of 2008.

The majority of permanent recruitment decline, or $23.3 million was in Australia and New Zealand. Permanent recruitment was adversely affected by economic conditions in both Australia and New Zealand, resulting in slower client hiring particularly in senior roles, reluctance of candidates to change jobs and a greater percentage of hiring being done in-house have resulted longer hiring cycle times for the reduced level of demand. Additionally, increased competition for fewer jobs resulted in a decrease in average fees.

In Asia, where the entire business is permanent recruitment, 48.0% of the remaining $9.9 million decrease was in China, a decrease of $4.7 million or 57.6%, compared to the same period of 2008. The remaining decline was split between Singapore and Hong Kong, which declined $2.6 million or 39.3% and $2.5 million or 60.8%, respectively, as compared to the same period of 2008. In Asia, the majority of business is with subsidiaries of multi-national firms. As with other markets, general economic conditions caused a reduction in demand for permanent recruitment services, including widespread hiring freezes implemented in the fourth quarter of 2008 and first half of 2009. In addition, many of these companies have elected to use in-house resources for recruiting to meet their reduced staffing needs while others further delayed hiring staff. While we did experience some easing during the first half of 2009 in the hiring freezes instituted by client headquarters in the last quarter of 2008, salaries are lower and the combined effects were insufficient to offset the overall decline compared to prior year.

Almost the entire contracting revenue decline of $31.0 million was in Australia and New Zealand. The largest revenue declines came from financial services and insurance markets. Clients in these sectors have delayed or reduced discretionary consulting and project work. Only talent management revenue grew in the period with an increase of $2.8 million, or 36.8%, compared to the same period of 2008.

Hudson Asia Pacific’s direct costs were $73.4 million for the six months ended June 30, 2009, as compared to $121.6 million for the same period of 2008, a decrease of $48.2 million or 39.6%. On a constant currency basis, Hudson Asia Pacific’s direct costs decreased $25.4 million or 20.9%, for the six months ended June 30, 2009, as compared to the same period of 2008. The decrease in direct costs was primarily due to fewer contractors on billing, a direct result of the factors affecting the revenue as noted above.

Hudson Asia Pacific’s gross margin was $43.8 million for the six months ended June 30, 2009, as compared to $93.8 million for the same period of 2008, a decrease of $49.9 million or 53.3%. On a constant currency basis, gross margin decreased $39.1 million or 41.7% for the six months ended June 30, 2009, as compared to the same period of 2008.

The majority of the region’s gross margin decline was from the decline in permanent recruitment services of $33.1 million or 54.6% for the six months ended June 30, 2009, as compared to the same period of 2008. While every market in the region experienced declines in gross margin, the largest declines were in Australia, New Zealand and China, which declined $23.7 million, $6.0 million and $4.5 million, respectively. These declines approximated to 38.0%, 50.8% and 53.9%, respectively, compared to the same period of last year. As the reduction in permanent recruitment gross margin is driven principally by the permanent recruitment revenue gross margin declined primarily for the same reasons as the decline in permanent recruitment revenue. Contracting gross margin declined $7.7 million or 30.3%. Almost the entire decline in contracting was in Australia and New Zealand and the decline was partially driven by a reduction in average bill rates, and a decline in billable hours and partially from a fee adjustment for an existing client that is not expected to recur.

Contracting gross margin as a percentage of revenue was 15.8% for the six months ended June 30, 2009, as compared to 17.8% for the same period of 2008. The decline was primarily driven by lower average bill rates and partially from the fee adjustment mentioned above. Total gross margin as a percentage of revenue was 37.4% for the six months ended June 30, 2009 as compared to 43.5% for the same period of 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on the gross margin.

Hudson Asia Pacific’s selling, general and administrative expenses were $45.7 million for the six months ended June 30, 2009, as compared to $81.0 million for the same period of 2008, a decrease of $35.2 million or 43.5%. On a constant currency basis, selling, general and administrative expenses decreased $24.4 million or 30.2% for the six months ended June 30, 2009, as compared to the same period of 2008. The decrease in selling, general and administrative expenses was primarily due to the implementation of several reorganization actions including reduction of consultant headcount, management support, consolidation of functions and facilities, and outsourcing of administrative functions including finance and IT. The remaining decreases were primarily attributable to lower commissions and bonuses associated with lower revenue. Selling, general and administrative expenses, as a percentage of revenue, were 39.0% for the six months ended June 30, 2009, as compared to 37.6% for the same period of 2008.

Based on the results of the impairment test that was performed on June 30, 2009, the Company recorded a charge of $1.7 million for the impairment of goodwill related to the China reporting unit for the six months ended June 30, 2009.

Hudson Asia Pacific incurred $2.0 million of reorganization expenses for the six months ended June 30, 2009, as compared to $0.1 million for the same period of 2008, an increase of $1.9 million. On a constant currency basis, reorganization expenses increased $2.7 million for the six months ended June 30, 2009, as compared to the same period of 2008. Reorganization expenses incurred for the six months ended June 30, 2009 included payment of employee termination benefits primarily in Australia and New Zealand and costs to terminate a number of contracts, including exiting several leases in Australia, New Zealand and China.

Hudson Asia Pacific’s EBITDA was a loss of $3.9 million for the six months ended June 30, 2009, as compared to positive EBITDA of $14.7 million for the same period of 2008, a decrease of $18.6 million. On a constant currency basis, EBITDA decreased $19.0 million for the six months ended June 30, 2009, as compared to the same period of 2008. Hudson Asia Pacific’s EBITDA loss, as a percentage of revenue, was 3.3% for the six months ended June 30, 2009, as compared to positive EBITDA of 6.8% for the same period of 2008. The decrease in EBITDA was primarily due to the reduced gross margin of $49.9 million, increased reorganization costs of $1.9 million and the goodwill impairment charge of $1.7 million, partially offset by reductions in selling, general and administrative expenses of $35.2 million.

Hudson Asia Pacific’s operating loss was $5.6 million for the six months ended June 30, 2009, as compared to operating income of $12.7 million for the same period of 2008, a decrease in operating income of $18.3 million. On a constant currency basis, operating income decreased $19.1 million for the six months ended June 30, 2009, as compared to the same period of 2008. Operating loss, as a percentage of revenue, was 4.8% for the six months ended June 30, 2009, as compared to operating income of 5.9% for the same period of 2008. The decrease in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Corporate and Other

Corporate expenses were $10.0 million for the six months ended June 30, 2009, as compared to $15.2 million for the same period of 2008, a decrease of $5.2 million or 34.2%. The decrease in corporate expenses resulted primarily from lower support staff salaries and related expenses, the non-recurrence of litigation awards to former employees in the second quarter of 2008, decline in travel related expenses and lower professional fees.

Other non-operating income was $0.7 million for the six months ended June 30, 2009, as compared to $1.4 million for the same period of 2008, a decrease of approximately $0.7 million. The decrease in non-operating income was primarily due to a decrease of $0.6 million in foreign exchange transaction gains.

Interest expense, net of interest income, was $0.4 million for the six months ended June 30, 2009, as compared to net interest income of $0.6 million for the same period of 2008, a decrease in interest income of approximately $0.9 million. The decrease in interest income was primarily due to lower interest income received on cash balances on deposits due to reduced interest rates, partially offset by the decline in interest expense due to the Company’s lower borrowings under its credit facility.

(Benefit) Provision for Income Taxes

The benefit for income taxes was $1.1 million on $31.4 million loss from continuing operations for the six months ended June 30, 2009, as compared to a provision of $8.1 million on $10.5 million of income from continuing operations for the same period of 2008. The effective tax rate for the six months ended June 30, 2009 was 3.5%, as compared to 76.6% for the same period of 2008. The changes in the Company’s effective tax rate for the six months ended June 30, 2009 as compared to the same period of 2008 resulted primarily from a reduction in the Company’s pre-tax income and the ability to obtain benefits from losses incurred in foreign jurisdictions. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition-related payments and variations from the U.S. tax rate in foreign jurisdictions.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations was $30.3 million for the six months ended June 30, 2009, as compared to net income of $2.5 million for the same period of 2008. Basic and diluted loss per share from continuing operations was $1.18 for the six months ended June 30, 2009, as compared to basic and diluted earnings per share of $0.10 for the same period of 2008.

Net Income from Discontinued Operations

Net income from discontinued operations was $7.0 million for the six months ended June 30, 2009, as compared to $3.9 million for the same period of 2008, an increase of $3.1 million. The increase was primarily due to the receipt of the final earn-out payment due the Company as a result of its former Highland reporting unit achieving certain 2008 revenue metrics as defined in the sale agreement of $11.6 million, partially offset by the operating losses from discontinued operations of Japan of $2.7 million and Italy of

$1.7 million and a $2.8 million gain on sale of BPM for the six months ended June 30, 2008. Included in the operating losses from Japan and Italy were $1.6 million and $1.0 million, respectively, for employee termination benefits, lease termination payments and other contract termination costs pertaining to the exit of the discontinued operations.

Basic and diluted earnings per share from discontinued operations were $0.27 for the six months ended June 30, 2009, as compared to $0.15 for the same period of 2008.

Net (Loss) Income

Net loss was $23.3 million for the six months ended June 30, 2009, as compared to net income of $6.3 million for the same period of 2008. Basic and diluted loss per share was $0.91 for the six months ended June 30, 2009, as compared to basic and diluted earnings per share of $0.25 for the same period of 2008.

Liquidity and Capital Resources

Cash and cash equivalents totaled $47.2 million and $49.2 million, respectively, as of June 30, 2009 and December 31, 2008. The following table summarizes the cash flow activities for the six months ended June 30, 2009 and 2008:

	For The Six Months Ended June 30,
(In millions)	2009	2008
Net cash (used in) provided by operating activities	$(19.9)	$4.3
Net cash provided by investing activities	10.9	8.9
Net cash provided by (used in) financing activities	5.3	(2.7)
Effect of exchange rates on cash and cash equivalents	1.7	1.7

Net (decrease) increase in cash and cash equivalents	$(2.0)	$12.2

Cash Flows (used in) provided by Operating Activities

For the six months ended June 30, 2009, net cash used in operating activities was $19.9 million, compared to net cash provided by operating activities of $4.3 million for the same period of 2008, a decrease in cash provided by operating activities of $24.2 million. The decrease was primarily due to lower net earnings from operations and $10.6 million in payments related to employee termination benefits, lease termination payments and contract cancellation costs related to the 2009 business reorganization plan.

Cash Flows provided by Investing Activities

For the six months ended June 30, 2009, net cash provided by investing activities was $10.9 million, compared to $8.9 million for the same period of 2008, an increase of $2.0 million. The increase was primarily due to a decrease of $5.1 million in capital expenditures and a $5.5 million reduction in earn-out payments for acquisitions, partially offset by a decrease of $9.0 million in proceeds from the sale of assets, which included $11.6 million of proceeds for the final earn-out payment from Highland Partners in 2009 as compared to $20.6 million of sales proceeds related to BPM, ETS and the interim earn-out payment from Highland Partners in 2008.

Cash Flows provided by (used in) Financing Activities

For the six months ended June 30, 2009, net cash provided by financing activities was $5.3 million, compared to net cash used in financing activities of $2.7 million for the same period of 2008, an increase in cash provided by financing activities of $8.0 million. The increase was primarily due to an increase in proceeds from net borrowings under our credit facility of $5.1 million and reductions in cash used to purchase shares of our common stock.

The Company’s liquidity needs arise primarily from funding working capital requirements and capital investment in information technology and facilities.

Credit Facility

The Company has a Credit Agreement, as amended (the “Credit Agreement”) with Wells Fargo Foothill, Inc. and another lender that provides the Company with the ability to borrow up to $75 million, including the issuance of letters of credit. The Company’s available borrowings under the Credit Agreement are based on an agreed percentage of eligible accounts receivable principally related to the Company’s North America, U.K. and Australia operations, as defined in the Credit Agreement, less required reserves. The Company must maintain a minimum borrowing base of $25 million. As of June 30, 2009, the Company’s borrowing base was $48.7 million. As of June 30, 2009, the Company had $11.3 million of outstanding borrowings under the Credit Agreement and a total of $5.6 million of outstanding letters of credit issued under the Credit Agreement, resulting in the Company being able to borrow an additional $6.7 million after deducting the minimum borrowing base. The availability under the credit facility was lower than the level the Company had at the end of the second quarter in prior year due to lower receivables resulting from both the lower level of business compared to prior year and the improved collections during the first half of 2009.

The maturity date of the Credit Agreement is July 31, 2012. Borrowings may be made with an interest rate based on the prime rate plus a margin based on borrowing availability or an interest rate based on the LIBOR rate plus a margin based on borrowing availability. The interest rate on outstanding borrowings was 6.75% as of June 30, 2009. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company.

The Credit Agreement contains various restrictions and covenants, including those that (1) prohibit payments of dividends; (2) limit the Company’s capital expenditures in each fiscal year to $9 million in 2009 and $11 million per year thereafter; (3) restrict the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; (4) limit dispositions of assets to permitted dispositions in the aggregate not to exceed $15 million per year; (5) limit guarantees of indebtedness; (6) prohibit the Company from making stock repurchases after February 28, 2009; and (7) limit the amount of permitted acquisitions to $10 million per year. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2009.

The Company expects to continue to use the aforementioned credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are used to support office leases and certain financial obligations.

Liquidity Outlook

The economic decline, which began in 2008 has continued through the first half of 2009 and has negatively affected both our temporary contracting and permanent recruitment business lines. The Company expects that these economic conditions will continue to negatively impact our operating results and liquidity for at least the remainder of 2009 and may extend into 2010. Accordingly, we have initiated a variety of actions to improve our operating efficiencies, conserve cash and maintain liquidity.

In the first quarter of 2009, the Company’s Board of Directors approved a restructuring plan and in the second quarter of 2009, the Board of Directors approved an expansion of the restructuring plan. The Company initiated these restructuring initiatives to streamline the Company’s support operations and include actions to reduce support functions to match them to the scale of the businesses, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellation costs. The actions have already begun to produce cost savings.

The Company also expects to achieve savings in 2009 through reductions in management costs, lower travel and marketing expenses and reductions in other discretionary spending.

The Company expects to reduce the level of capital expenditure in 2009 to approximately $6 million, compared to approximately $10.6 million in 2008. We are closely managing our capital spending and will determine capital additions where economically feasible, while continuing to invest strategically for future growth.

The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on cash and cash equivalents on hand at June 30, 2009, supplemented by availability under the Credit Agreement. Cash and cash equivalents totaled $47.2 million as of June 30, 2009. The Company’s near-term cash requirements are primarily related to funding operations, a portion of current and prior year restructuring actions, capital expenditures and $1-2 million of contingent payments related to earn-out liabilities for the Tony Keith Associates (China) acquisition during 2010.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification TM (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS No. 168 defines the Codification as the single source of authoritative nongovernmental U.S. GAAP that was launched on July 1, 2009. The Codification will be effective for interim and annual periods ending after September 15, 2009, which means that preparers must begin to use the Codification for periods that begin on or about July 1, 2009. All existing accounting standard documents are superseded. All other accounting literature not included in the Codification will be considered nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission (“SEC”) guidance that follows the same topical structure in separate sections in the Codification. The adoption of the Codification will have an impact on the Company’s financial statement disclosure effective July 1, 2009 because all future reference to authoritative accounting literature will be referred to in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. As of June 30, 2009, the Company adopted SFAS No. 165 and the adoption did not have a material impact on its results of operations or financial condition.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, FSP FAS 157-4 amends the disclosure requirement under SFAS No. 157, and requires a reporting entity to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and to also to discuss changes in valuation techniques and related inputs, if any during the period. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted in certain circumstances for periods ending after March 15, 2009. The Company adopted FSP FAS 157-4 on April 1, 2009 and the adoption did not have a material impact on its results of operations or financial condition.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which was the Company’s fiscal year beginning January 1, 2009. In April 2009, the FASB issued FSP FAS 141(R)-1, which amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. FSP FAS 141(R)-1 clarifies that assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. Contingent consideration arrangements of an acquiree assumed by the acquirer as part of a business combination will be accounted for as contingent consideration by the acquirer. FSP FAS 141 (R)-1 also requires a reporting entity to disclose the nature of the contingencies, the amounts recognized at the acquisition date and the measurement basis applied (that is, whether they were recognized at fair value or on a different basis in accordance with FAS 5 and FASB Interpretations (“FIN”) 14). FSP FAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 which was the Company’s fiscal year beginning January 1, 2009. The adoption of SFAS No. 141R and FSP FAS 141(R)-1 did not have a material impact on the Company’s results of operations or financial condition as there were no business acquisitions for the six months ended June 30, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS 160 amends Accounting Research Bulletin No. 51 (“ARB No. 51”), “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This statement also requires disclosure on the face of the consolidated statement of operations, of the amounts of consolidated net income (loss) attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the Company’s results of operations or financial condition.

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

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 3, 2009 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three and six months ended June 30, 2009.

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

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the six months ended June 30, 2009, the Company earned approximately 84% of its gross margin outside the U.S., and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2009.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Hudson Highland Group, Inc. (the “Company”) has been responding to a previously disclosed investigation by the staff of the Division of Enforcement (the “Staff”) of the Securities and Exchange Commission (“SEC”) regarding disclosure of the Company’s North American state sales tax charges and reserves. The total amount of the Company’s past due sales tax liabilities for the seven-year period from 2001 to 2007 was less than $3.9 million. Company clients reimbursed the Company for approximately $450,000 of such liabilities. The Company has settled all of such sales tax matters with, and paid all taxes due to, the respective states. Under the direction of the Company’s Audit Committee, the Company has fully and voluntarily cooperated, and continues to cooperate, with the Staff’s requests for information. The Company has learned that the Staff intends to recommend that the SEC bring an enforcement action described below relating to an alleged lack of disclosure concerning these sales tax matters in the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006, September 30, 2006 and March 31, 2007 and the Annual Report on Form 10-K for the year ended December 31, 2006. The Company believes that all such sales tax charges and reserves have been reflected in the Company’s financial statements that have been previously filed with the SEC. Furthermore, the Company has already implemented a number of remedial actions and internal control enhancements relating to sales tax matters, which have been operating effectively for approximately two years. All quarterly and annual financial statements for these periods were reviewed or audited by the Company’s independent auditor at the time.

On May 13, 2009, the Company received a “Wells Notice” from the SEC in connection with the investigation by the Staff described above. According to the Wells Notice, the Staff intends to recommend that the SEC bring a civil injunctive action against the Company alleging that the Company violated Section 13(a) of the Securities Exchange Act of 1934 and related Rules 13a-1 and 13a-13. The Company’s Chief Financial Officer also received a Wells Notice that the Staff intends to recommend the SEC bring a civil injunctive action against the Chief Financial Officer alleging that the Chief Financial Officer aided and abetted such violations.

The Company and its Chief Financial Officer disagree with the Staff with respect to their proposed recommendations. Under the process established by the SEC, the Company and its Chief Financial Officer have provided written submissions to the Staff. The Staff continues to gather information and the Company and its Chief Financial Officer continue to cooperate with the Staff’s investigation.

ITEM 1A.	RISK FACTORS

At June 30, 2009, there had not been any material changes to the information related to the Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2009 - April 30, 2009	—	$—	—	$6,792,000
May 1, 2009 - May 31, 2009 (b)	383	$1.85	—	$6,792,000
June 1, 2009 - June 30, 2009	—	$—	—	$6,792,000

Total	383	$1.85	—	$6,792,000

(a)	On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. The Company has repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. As of March 1, 2009, repurchases of common stock are no longer permitted under the Company’s amended Credit Agreement.
(b)	Represents restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Hudson Highland Group, Inc. was held on May 12, 2009. At the meeting, the following matters were submitted to a vote of the stockholders of Hudson Highland Group, Inc.:

(1)	To elect two directors to hold office until the 2012 annual meeting of stockholders and until their successors are duly elected and qualified. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

John J. Haley	17,704,604	6,195,536

David G. Offensend	17,810,803	6,089,337

The individuals continuing in the office of director after the annual meeting were Jon F. Chait, Robert B. Dubner, Jennifer Laing, and Richard J. Stolz.

(2)	To approve the Hudson Highland Group, Inc. 2009 Incentive Stock and Award Plan:

For	Against	Abstain	Broker Non Vote
17,496,188	3,251,439	180,066	2,972,447

(3)	To ratify the appointment of KPMG LLP as independent registered public accountants to audit Hudson Highland Group, Inc.’s financial statement for the fiscal year ending December 31, 2009:

For	Against	Abstain	Broker Non Vote
23,747,069	150,095	2,976	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Dated: July 31, 2009

	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: July 31, 2009

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
10.1

Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit A to the

Company’s definitive proxy statement filed with Securities and Exchange Commission on Schedule 14A on April 1, 2009 (file No. 0-50129))

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.