Form 10-Q
period 2009-09-30
HUDSON HIGHLAND GROUP INC
filed 2009-11-03
CIK 1210708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2009
Common Stock—$0.001 par value	26,652,652

HUDSON HIGHLAND GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$169,647	$269,239	$508,186	$865,398
Direct costs	105,457	156,544	317,108	495,123

Gross margin	64,190	112,695	191,078	370,275
Operating expenses:
Selling, general and administrative expenses	67,412	106,080	208,442	345,478
Depreciation and amortization	2,741	3,913	9,369	11,274
Business reorganization and integration expenses	2,878	2,817	12,279	5,033
Goodwill and other impairment charges	—	—	1,549	—

Operating (loss) income	(8,841)	(115)	(40,561)	8,490
Other (expense) income :
Interest, net	(96)	337	(469)	895
Other, net	99	603	773	1,963

(Loss) income from continuing operations before provision for income taxes	(8,838)	825	(40,257)	11,348
(Benefit) provision for income taxes	(1,215)	464	(2,300)	8,524

(Loss) income from continuing operations	(7,623)	361	(37,957)	2,824
Income (loss) from discontinued operations, net of income taxes	770	(670)	7,773	3,187

Net (loss) income	$(6,853)	$(309)	$(30,184)	$6,011

Earnings (loss) per share:
Basic
(Loss) income from continuing operations	$(0.29)	$0.01	$(1.46)	$0.11
Income (loss) from discontinued operations	0.03	(0.02)	0.30	0.13

Net (loss) income	$(0.26)	$(0.01)	$(1.16)	$0.24

Diluted
(Loss) income from continuing operations	$(0.29)	$0.01	$(1.46)	$0.11
Income (loss) from discontinued operations	0.03	(0.02)	0.30	0.13

Net (loss) income	$(0.26)	$(0.01)	$(1.16)	$0.24

Basic weighted average shares outstanding:	26,320	25,245	25,938	25,180
Diluted weighted average shares outstanding:	26,320	25,630	25,938	25,550

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$44,483	$49,209
Accounts receivable, less allowance for doubtful accounts of $2,668 and $3,394, respectively	96,994	127,169
Prepaid and other	13,169	15,411
Current assets of discontinued operations	314	2,360

Total current assets	154,960	194,149
Intangibles, net	1,231	2,498
Property and equipment, net	19,306	24,379
Other assets	15,767	9,927

Total assets	$191,264	$230,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,009	$15,693
Accrued expenses and other current liabilities	57,523	76,447
Short-term borrowings	10,456	5,307
Accrued business reorganization expenses	6,761	5,724
Current liabilities of discontinued operations	72	1,410

Total current liabilities	84,821	104,581
Other non-current liabilities	19,734	16,904
Accrued business reorganization expenses, non-current	548	1,476

Total liabilities	105,103	122,961
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 26,764 and 26,494 shares, respectively	27	26
Additional paid-in capital	445,387	450,739
Accumulated deficit	(393,089)	(362,905)
Accumulated other comprehensive income—translation adjustments	34,128	27,054
Treasury stock, 111 and 1,140 shares, respectively, at cost	(292)	(6,922)

Total stockholders’ equity	86,161	107,992

Total liabilities and stockholders’ equity	$191,264	$230,953

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(30,184)	$6,011
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,456	11,493
Goodwill and other impairment charges	1,549	—
Recovery of doubtful accounts	(270)	(342)
Benefit from deferred income taxes	(3,813)	(664)
Stock-based compensation	819	3,908
Net gain on disposal of assets	(11,625)	(6,031)
Changes in assets and liabilities, net of effects of business acquisitions:
Decrease in accounts receivable	40,222	19,370
Decrease (increase) in other assets	2,880	(1,263)
Decrease in accounts payable, accrued expenses and other liabilities	(29,063)	(29,200)
Decrease in accrued business reorganization expenses	(541)	(368)

Net cash (used in) provided by operating activities	(20,570)	2,914

Cash flows from investing activities:
Capital expenditures	(1,573)	(7,790)
Proceeds from the sale of assets	11,625	20,861
Change in restricted cash	514	—
Payments for acquisitions, net of cash acquired	(1,669)	(6,607)

Net cash provided by investing activities	8,897	6,464

Cash flows from financing activities:
Borrowings under credit facility and other short term financing	51,985	98,797
Repayments under credit facility and other short term financing	(46,836)	(97,850)
Net payments on current and long-term debt	—	(236)
Issuance of common stock - Long Term Incentive Plan option exercises	—	372
Issuance of common stock - Employee Stock Purchase Plans	—	1,371
Purchase of treasury stock, including fees	(703)	(5,771)
Purchase of restricted stock from employees	(63)	(229)

Net cash provided by (used in) financing activities	4,383	(3,546)

Effect of exchange rates on cash and cash equivalents	2,564	(756)
Net (decrease) increase in cash and cash equivalents	(4,726)	5,076
Cash and cash equivalents, beginning of year	49,209	39,245

Cash and cash equivalents, end of period	$44,483	$44,321

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$735	$931

Cash (refund), net of taxes paid during the period for income taxes	$(2,039)	$11,655

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total
	Shares	Value
Balance at January 1, 2009	25,354	$26	$450,739	$(362,905)	$27,054	$(6,922)	$107,992
Net loss	—	—	—	(30,184)	—	—	(30,184)
Other comprehensive income, translation adjustments	—	—	—	—	7,074	—	7,074
Purchase of treasury stock	(243)	—	—	—	—	(703)	(703)
Purchase of restricted stock from employees	(26)	—	—	—	—	(64)	(64)
Issuance of shares for 401(k) plan contribution	1,318	1	(6,171)	—	—	7,397	1,227
Stock-based compensation	250	—	819	—	—	—	819

Balance at September 30, 2009	26,653	$27	$445,387	$(393,089)	$34,128	$(292)	$86,161

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

The Condensed Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intra-entity balances and transactions between and among the Company and its subsidiaries have been eliminated in consolidation. In preparing the accompanying financial statements, management has evaluated subsequent events through November 3, 2009 (the issue date of the financial statements). See Note 3 for further details.

NOTE 2 – DESCRIPTION OF BUSINESS

The Company is comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Europe and Hudson Asia Pacific (“Hudson regional businesses” or “Hudson”). The Company has operated as an independent publicly traded company since April 1, 2003.

The Company provides professional staffing services on a permanent and contract basis and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into three reportable segments—Hudson Americas, Hudson Europe, and Hudson Asia Pacific, which constituted approximately 16%, 48%, and 36%, respectively, of the Company’s gross margin for the nine months ended September 30, 2009.

Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury that are not attributable to the reportable segments.

Hudson Americas operates from 31 offices in the United States (“U.S.”) and Canada, with 96% of its gross margin generated in the U.S. during the nine months ended September 30, 2009. Hudson Europe operates from 41 offices in 14 countries, with 41% of its gross margin generated in the United Kingdom (“U.K.”) during the nine months ended September 30, 2009. Hudson Asia Pacific operates from 18 offices in 4 countries, with 67% of its gross margin generated in Australia during the nine months ended September 30, 2009.

The Hudson regional businesses provide professional contract personnel and permanent recruitment services to a wide range of clients. With respect to contract personnel, Hudson focuses on providing to its clients candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. Hudson provides permanent recruitment services on both a retained and contingent basis and focuses on mid-level professionals. The Hudson regional businesses also provide human capital services, the largest of which are assessment and development services, through their Talent Management Solutions units.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05 “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”. ASU No 2009-05 amends Accounting Standards Codification (“ASC”) Subtopic 820-10 “Fair Value Measurements and Disclosures – Overall”, with respect to the fair value measurement of liabilities. ASU No. 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) the quoted price of the identical liability when traded as an asset, (2) the quoted prices for similar liabilities or similar liabilities when traded as assets, and (3) another valuation technique (e.g., a market approach or income approach including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability. ASU No. 2009-05 is effective for the first interim or annual period beginning after this ASU’s issuance, which was October 1, 2009. The Company does not currently expect the adoption of ASU No. 2009-05 to have a material impact on its results of operations or financial condition.

In June 2009, the FASB issued ASU No. 2009-01 “Topic 105 - Generally Accepted Accounting Principles - amendments based on - Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.” ASU No. 2009-01 defines the Codification as the single source of authoritative nongovernmental U.S. GAAP that was launched on July 1, 2009. The Codification will be effective for interim and annual periods ending after September 15, 2009, which means that preparers must begin to use the Codification for periods that began on or about July 1, 2009. All existing accounting standard documents are superseded. All other accounting literature not included in the Codification will be considered nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission (“SEC”) guidance that follows the same topical structure in separate sections in the Codification. Effective July 1, 2009, the Company adopted ASU No 2009-01 and the adoption did not have a material impact on its results of operations or financial condition.

In May 2009, the FASB issued ASC Topic 855 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, ASC Topic 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of ASC Topic 855 did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued ASC Topic 820-10-65-4, “Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with ASC Topic 820, ASC Topic 820-10-65-4 amends the disclosure requirement under ASC Topic 820, and requires a reporting entity to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and to also discuss changes in valuation techniques and related inputs, if any during the period. ASC Topic 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted in certain circumstances for periods ending after March 15, 2009. The Company adopted ASC Topic 820-10-65-4 on April 1, 2009 and the adoption did not have a material impact on its results of operations or financial condition.

In November 2008, the FASB issued ASC Topic 350-30, “General Intangibles Other Than Goodwill.” ASC Topic 350-30 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, ASC Topic 350-30 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with ASC Topic 805, “Business Combinations” and ASC Topic 820, “Fair Value Measurements and Disclosures”. ASC Topic 350-30 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The adoption of ASC Topic 350-30 did not have a material impact on the Company’s results of operations or financial condition.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations”. ASC Topic 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination. ASC Topic 805 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC Topic 805 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which was the Company’s fiscal year beginning January 1, 2009. In April 2009, the FASB issued ASC Topic 805-20-25-18A through 25-20B, which amend and clarify the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. ASC Topic 805-20-25-18A through 25-20B clarify that assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. Contingent consideration arrangements of an acquiree assumed by the acquirer as part of a business combination will be accounted for as contingent consideration by the acquirer. ASC Topic 805 also requires a reporting entity to disclose the nature of the contingencies, the amounts recognized at the acquisition date and the measurement basis applied (that is, whether they were recognized at fair value or on a different basis in accordance with ASC 450, “Contingencies”. ASC Topic 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which was the Company’s fiscal year beginning January 1, 2009. The adoption of ASC Topic 805 did not have a material impact on the Company’s results of operations or financial condition as there were no business acquisitions for the nine months ended September 30, 2009.

In December 2007, the FASB issued ASC Topic 810-10-65-1, “Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” ASC Topic 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This ASC requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This ASC also requires disclosure on the face of the consolidated statement of operations, of the amounts of consolidated net income (loss) attributable to the parent and to the non-controlling interest. In addition, this ASC establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. ASC Topic 810-10-65-1 is effective for fiscal periods beginning after December 15, 2008. The adoption of ASC Topic 810-10-65-1 did not have a material impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued ASC Topic 820 “Fair Value Measurement and Disclosures”. In February 2008, FASB issued ASC Topic 820-10-65-4 “Transition related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement 157”. ASC Topic 820-10-65-4 delays the effective date of ASC Topic 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted ASC Topic 820-10-65-4 on January 1, 2009 and the adoption did not have a material impact on its results of operations or financial condition.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For the periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three and nine months ended September 30, 2009, the effect of approximately 2,332,933 outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive. For the three and nine months ended September 30, 2008, the effect of approximately 1,621,000 shares and 1,639,000 shares, respectively, of outstanding stock options was excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation”, as interpreted by SEC Staff Accounting Bulletins No. 107 and No. 110. Under ASC Topic 718, stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.

Incentive Plans

In May 2009, the Company’s stockholders approved the Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan (the “2009 Incentive Plan”). As a result of the approval, the Company terminated the Hudson Highland Group, Inc. Long Term Incentive Plan (the “LTIP”). Awards granted prior to May 2009 under the LTIP that were outstanding at the time of approval of the 2009 Incentive Plan remain outstanding and continue to be subject to all of the terms and conditions of the LTIP.

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

While the Company historically granted both stock options and restricted stock to its employees, since 2008 the Company has granted primarily restricted stock to its employees. Occasionally, the Company grants stock options to certain of its executive employees at the time of hire.

Stock Options

There were no stock options granted or exercised during the nine months ended September 30, 2009. Stock options previously granted generally expire ten years after the grant date. Stock options previously granted have an exercise price of at least 100% of the fair market value of the underlying stock on the date of grant and generally vest ratably over a four year period.

For the three months ended September 30, 2009 and 2008, the Company recognized an expense of $132 and $488, respectively, of stock-based compensation related to stock options. For the nine months ended September 30, 2009 and 2008, the Company recognized $294 and $1,389, respectively, of stock-based compensation expense related to stock options.

As of September 30, 2009, the Company had $304 of total unrecognized stock-based compensation expense related to outstanding non-vested stock options. The Company expects to recognize that cost over a weighted average service period of approximately 1.19 years.

Changes in the Company’s stock options for the nine months ended September 30, 2009 were as follows:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Options outstanding, beginning of year	2,060,325	$13.14
Forfeited	(55,800)	16.95
Expired	(147,450)	14.49

Options outstanding at September 30, 2009	1,857,075	12.92

Options exercisable at September 30, 2009	1,632,200	$12.41

Restricted Stock

During the nine months ended September 30, 2009, the Company granted 397,200 shares of restricted stock to various employees. Shares of restricted stock with only service-based vesting conditions are valued at the closing market value of the Company’s common stock on the date of grant. Of the 397,200 shares granted, (i) 4,200 shares vested immediately, (ii) 40,000 shares vest ratably over a four year period from the date of grant, (iii) 70,000 shares vest in full on April 1, 2012, (iv) 144,000 shares vest ratably over a three year period from the date of grant and (v) 139,000 shares vest one-third on each of the first three anniversaries of the grant date, provided that the following vesting conditions are met: (1) the 20-day average closing price of a share of the Company’s common stock on the NASDAQ Global Market meets or exceeds the applicable share price target at anytime on or prior to the anniversary date and (2) the recipient remains employed by the Company on the anniversary date. The share price targets for each of the recipients are $6.00 for one third of the shares of restricted stock, $9.00 for one third of the shares of restricted stock and $12.00 for one third of the shares of restricted stock. With respect to each share price target, such target is deemed to be achieved on the first day following the grant date on which the 20-day average closing price of a share of the Company’s common stock meets or exceeds such share price target. Shares of restricted stock that would otherwise vest on an anniversary date, but that do not vest on such date because the applicable share price target has not been achieved, will vest immediately if and when the applicable share price target is achieved if the recipient remains employed by the Company at such time; provided that, if a share price target is not achieved by the fifth anniversary of the grant date, then the recipient will forfeit the number of unvested shares of restricted stock that correspond to such share price target.

For the three months ended September 30, 2009 and 2008, the Company recognized $132 and $361, respectively, of stock-based compensation related to restricted stock. For the nine months ended September 30, 2009 and 2008, the Company recognized $526 and $1,932, respectively, of stock-based compensation expense related to restricted stock.

As of September 30, 2009, the Company had $644 of total unrecognized stock-based compensation expense related to outstanding unvested restricted stock. That cost is expected to be recognized over a weighted average service period of 2.0 years.

Changes in the Company’s restricted stock for the nine months ended September 30, 2009 were as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of year	225,490	$9.31
Granted	397,200	1.23
Vested	(144,457)	8.25
Forfeited	(2,375)	16.41

Unvested restricted stock at September 30, 2009	475,858	$2.85

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

Because the Company suspended the ESPP, there were no expenses for the three and nine month ended September 30, 2009. For the three and nine months ended September 30, 2008, the Company recognized $139 and $587, respectively, of stock-based compensation related to shares purchased under the ESPP.

Defined Contribution Plans

The Company is the Plan Administrator of the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan subject to the limitations of the Employee Retirement Income Security Act of 1974. The Company has the discretion to match employees’ contributions up to 3% through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. For the three months ended September 30, 2009 and 2008, the Company recognized $174 and $182, respectively, of expense for the 401(k) plan. For the nine months ended September 30, 2009 and 2008, the Company recognized $695 and $526, respectively, of expense for the 401(k) plan. In March 2009, the Company issued 1,318,161 shares of its common stock with a value of $1,226 to satisfy the 2008 contribution liability to the 401(k) plan. In March 2008, the Company issued 140,051 shares of its common stock with a value of $980 to satisfy the 2007 contribution liability to the 401(k) plan.

NOTE 6 – DISCONTINUED OPERATIONS

During the nine months ended September 30, 2009, the Company exited the markets in Japan and Italy, the operating results of which have been reflected within discontinued operations in the accompanying Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2009, loss from discontinued operations, net of income taxes, included approximately $0 and $1,602, respectively, of expenses primarily for employee termination benefits and costs of lease terminations related to the Japan operations and approximately $139 and $682, respectively, of expenses primarily for employee termination benefits and contract termination costs related to the Italy operations.

In May 2008, the Company disposed of substantially all of the assets of Balance Public Management B.V. (“BPM”), a subsidiary of the Company, to KH Health Care B.V. The Company recorded a gain on the sale of BPM of $2,751, which was reflected within discontinued operations for the nine months ended September 30, 2008.

In February 2008, the Company completed the sale of substantially all of the assets of Hudson Americas’ energy, engineering and technical staffing division (“ETS”) to System One Holdings LLC. The Company also recorded a charge in 2008 of $1,707 for retained payroll liabilities. During the nine months ended September 30, 2009, the Company settled part of the aforementioned payroll liabilities for $1,054 and reversed an excess accrual of a $597 based on the final settlement amount. As of September 30, 2009, the Company had approximately $56 of remaining payroll liabilities.

In October 2006, the Company completed the sale of its Highland Partners executive search business (“Highland”) to Heidrick & Struggles International, Inc. As a result of Highland achieving certain revenue metrics in 2008, the Company received an additional and final earn-out payment of $11,625 on April 9, 2009. This amount was the contractual maximum possible earn-out from this transaction for the year ended December 31, 2008 and was reflected within discontinued operations as a gain from sale of discontinued operations for the nine months ended September 30, 2009.

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

Reported results for the discontinued operations by period were as follows:

	For The Three Months Ended September 30, 2009
	Italy	Japan	BPM	Highland	T&I	ETS	Total
Revenue	$—	$(20)	$—	$—	$—	$—	$(20)

Gross margin	$(3)	$(20)	$—	$—	$—	$181	$158

Operating (loss) income	$(298)	$98	$—	$—	$—	$179	$(21)
Other income (expense)	709	(59)	—	123	202	—	975
Gain from sale of discontinued operations	—	—	—	—	—	—	—
Provision for income taxes (a)	124	—	—	—	60	—	184

Income from discontinued operations	$287	$39	$—	$123	$142	$179	$770

	For The Nine Months Ended September 30, 2009
	Italy	Japan	BPM	Highland	T&I	ETS	Total
Revenue	$432	$1,022	$—	$—	$—	$—	$1,454

Gross margin	$388	$986	$—	$—	$—	$645	$2,019

Operating (loss) income	$(2,036)	$(2,648)	$—	$—	$—	$511	$(4,173)
Other income (expense)	699	(238)	—	(156)	202	—	507
Gain from sale of discontinued operations	—	—	—	11,625	—	—	11,625
Provision for income taxes (a)	126	—	—	—	60	—	186

(Loss) income from discontinued operations	$(1,463)	$(2,886)	$—	$11,469	$142	$511	$7,773

	For The Three Months Ended September 30, 2008
	Italy	Japan	BPM	Highland	T&I	ETS	Total
Revenue	$849	$1,362	$—	$—	$—	$—	$2,211

Gross margin	$803	$1,352	$—	$—	$—	$—	$2,155

Operating loss	$(154)	$(609)	$—	$(113)	$—	$(8)	$(884)
Other (expense) income	(62)	19	(3)	(34)	(136)	—	(216)
(Loss) gain from sale of discontinued operations	—	—	(12)	—	—	33	21
Provision for (benefit from) income taxes (a)	1	292	4	(504)	(202)	—	(409)

(Loss) income from discontinued operations	$(217)	$(882)	$(19)	$357	$66	$25	$(670)

	For The Nine Months Ended September 30, 2008
	Italy	Japan	BPM	Highland	T&I	ETS	Total
Revenue	$3,075	$4,489	$2,827	$—	$—	$12,956	$23,347

Gross margin	$2,936	$4,464	$816	$—	$—	$568	$8,784

Operating (loss) income	$(157)	$(1,517)	$240	$(633)	$—	$(1,522)	$(3,589)
Other (expense) income	(216)	124	(2)	(39)	(136)	—	(269)
Gain (loss) from sale of discontinued operations	—	—	2,751	3,375	—	(638)	5,488
Provision for (benefit from) income taxes (a)	6	194	(125)	(1,430)	(202)	—	(1,557)

(Loss) income from discontinued operations	$(379)	$(1,587)	$3,114	$4,133	$66	$(2,160)	$3,187

(a)	Income tax expense is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% due to differences in the foreign statutory tax rates, as well as the ability to offset certain net operating losses (“NOLs”) against taxable profits.

NOTE 7 – REVENUE, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	For The Three Months Ended September 30, 2009			For The Three Months Ended September 30, 2008
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$127,232	$42,415	$169,647	$192,972	$76,267	$269,239
Direct costs (1)	102,011	3,446	105,457	152,252	4,292	156,544

Gross margin	$25,221	$38,969	$64,190	$40,720	$71,975	$112,695

	For The Nine Months Ended September 30, 2009			For The Nine Months Ended September 30, 2008
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$381,157	$127,029	$508,186	$608,591	$256,807	$865,398
Direct costs (1)	305,477	11,631	317,108	478,013	17,110	495,123

Gross margin	$75,680	$115,398	$191,078	$130,578	$239,697	$370,275

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. Except for reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent recruitment and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The mix of contracting and permanent recruitments, and the functional nature of the staffing services provided, can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to permanent recruitment professionals are included in selling, general and administrative expenses.
(2)	During 2009, the Company reclassified $1,664 and $6,112 from Other Revenue (principally permanent recruitment business) to Temporary Revenue (principally contracting business) for the three and nine months ended September 30, 2008, respectively, to be consistent with the current period presentation and underlying nature of services being performed. The reclassified amounts relate to revenue earned on services performed by contractors on temporary, short-term assignments for an up-front fee, which is recognized as revenue at the time the client and contractor have accepted all employment terms.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2009 and December 31, 2008, property and equipment, net consisted of the following:

	September 30, 2009	December 31, 2008
Computer equipment	$21,223	$21,327
Furniture and equipment	15,371	16,393
Capitalized software costs	29,105	26,341
Leasehold and building improvements	24,087	22,736
Transportation equipment	22	207

	89,808	87,004
Less: accumulated depreciation and amortization	70,502	62,625

Property and equipment, net	$19,306	$24,379

NOTE 9 – BUSINESS COMBINATIONS – ACQUISITIONS

The primary reasons for the Company’s acquisitions are to strengthen the Company’s operations in a particular geographic region.

In February 2007, the Company and one of its subsidiaries entered into a purchase agreement to acquire the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd (collectively, “TKA”) for an initial investment of $1,000. In May 2007, the Company completed the acquisition of TKA for additional consideration of $4,000. The purchase agreement also provided for contingent payouts to the sellers of up to a maximum of $8,500 over a three-year period subsequent to the acquisition date, based upon the achievement of future minimum annual and cumulative earnings thresholds. In accordance with the agreement, the Company paid $1,113 in 2008 for the first year of contingent payout period. In July 2009, the Company paid $1,669 for the second year of contingent payout period which was accrued and recorded as goodwill as of June 30, 2009. This addition to goodwill was simultaneously impaired and charged to Goodwill Impairment, which is included in the results for the nine months ended September 30, 2009 in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”, under the caption goodwill and impairment charges. See Note 10 – Goodwill and Intangibles for further details on the impairment of the goodwill.

Pro forma information for the acquisition above is not included as it would not have a material impact on the Company’s condensed consolidated financial position or results of operations.

NOTE 10 – GOODWILL AND INTANGIBLES

As of September 30, 2009 and December 31, 2008, intangibles, net consisted of the following:

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Client lists	$9,446	$(8,681)	$765	$9,116	$(8,032)	$1,084
Other amortizable intangibles	4,579	(4,113)	466	5,259	(3,845)	1,414

Total other intangibles, net	$14,025	$(12,794)	$1,231	$14,375	$(11,877)	$2,498

Amortization expense for intangible assets for the three months ended September 30, 2009 and 2008 was $142 and $565, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2009 and 2008 was $742 and $1,661, respectively.

Under ASC Topic 350, the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value.

As per ASC Topic 350, a two-step impairment test is performed to identify potential goodwill impairment and to measure the amount of the impairment loss to be recognized, if applicable. In the first step, a comparison is made of the estimated fair value of a reporting unit to its carrying value. If the carrying value of a reporting unit exceeds the estimated fair value, the second step of the impairment test is required. In the second step, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and consequently the amount of any goodwill impairment.

At the conclusion of the Company’s testing of goodwill for impairment at December 31, 2008, management determined that goodwill was impaired at all of its reporting units and recorded an impairment charge of $64,495 in its December 31, 2008 results. In July 2009, the Company paid $1,669 to TKA, which represented an additional purchase price and was recorded as goodwill at June 30, 2009. The prevailing economic conditions at year end 2008 had not sufficiently improved during the first-half of 2009 so the Company updated its step one and step two procedures for the China reporting unit as of June 30, 2009. The Company concluded that the entire amount of recorded goodwill was impaired and consequently recorded an impairment charge of $1,669, which is included in the results for the nine months ended September 30, 2009 in the accompanying Condensed Consolidated Statements of Operations.

Changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2009 were as follows:

	December 31, 2008	Additions and Adjustments	Impairments	September 30, 2009
Hudson Asia Pacific	$—	$1,671	$(1,671)	$—

NOTE 11 – INCOME TAXES

The benefit for income taxes for the nine months ended September 30, 2009 was $2,300, on a pre-tax loss of $40,257 from continuing operations, compared with a provision of $8,524 on pre-tax income of $11,348 from continuing operations for the same period of 2008. The effective tax rate for the nine months ended September 30, 2009 was 6% as compared to 75% for the same period of 2008. In the third quarter of 2009, the effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the ability to record a tax benefit from losses incurred in foreign jurisdictions that historically have had positive earnings and the inability to recognize tax benefits on net U.S. losses. For the nine months ended September 30, 2008, the effective tax rate differed from the U.S. federal statutory rate of 35% due largely to the inability to recognize tax benefits on net U.S. losses. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Under ASC Topic 270, “Interim Reporting”, and ASC Topic 740, “Income Taxes”, the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC Topic 270 and 740 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

As of September 30, 2009 and December 31, 2008, the Company had $8,578 and $7,509, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations during the next year are estimated to be approximately $770 to $3,834, not including any potential new additions.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and totaled $280 and $297, respectively, for the nine months ended September 30, 2009 and 2008. Accrued interest and penalties were $1,922 and $1,625 as of September 30, 2009 and December 31, 2008, respectively. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years that have NOLs will remain open until the expiration of the statute of limitations of the future tax years those NOLs would be utilized. Notwithstanding the above, the open tax years are 2005 through 2008 for the U.S. federal, state and local jurisdictions, 2007 through 2008 for the U.K., 2000 through 2008 for Australia and 2003 through 2008 for most other jurisdictions. The Company is currently under income tax examination in China (2008), Belgium (2007), France (2006-2008), the State of Texas (2004 to 2006) and the State of Pennsylvania (2004-2005).

NOTE 12 – BUSINESS REORGANIZATION EXPENSES

The Company’s Board of Directors approved reorganization plans in February 2009 (“2009 Plan”) and in March and October 2008 (“2008 Plan”) to streamline the Company’s support operations and include actions to reduce support functions to match them to the scale of the businesses, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. The Company’s Board of Directors (the “Board”) initially approved $5,000 of costs related to the 2009 Plan. On April 24, 2009 and May 1, 2009, the Board approved further restructuring actions, which allow the total cost of the 2009 Plan to $16,000. On November 3, 2009, the Board approved further restructuring actions, which will increase the total cost of the 2009 Plan to $19,000. For the nine months ended September 30, 2009, the Company incurred $11,126 and $1,112 of expenses under the 2009 Plan and 2008 Plan, respectively. The Company expects to substantially complete the 2009 Plan before the end of 2009.

In the following tables, amounts in the “Changes in Estimate” and “Additional Charges” columns represent modifications to amounts charged or recovered for business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations. Amounts in the “Payments” column represent the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the nine months ended September 30, 2009 were as follows:

For The Nine Months Ended September 30, 2009	December 31, 2008	Changes in Estimate	Additional Charges	Payments	September 30, 2009
Lease termination payments	$3,325	$239	$3,110	$(2,676)	$3,998
Employee termination benefits	3,654	(215)	9,041	(9,272)	3,208
Contract cancellation costs	221	—	122	(240)	103

Total	$7,200	$24	$12,273	$(12,188)	$7,309

Merger and integration expenses included in the caption business reorganization and integration expenses in the accompanying Condensed Consolidated Statements of Operations were $17 and $9 for the three months ended September 30, 2009 and 2008, respectively. Merger and integration expenses (recoveries) included in the caption business reorganization and integration expenses in the accompanying Condensed Consolidated Statements of Operations were $(18) and $38 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting, employment and non-compete agreements with certain key management personnel, executive search consultants and former owners of acquired businesses. Agreements with key members of management are on an at will basis, provide for compensation and severance payments under certain circumstances, and are automatically renewed annually unless either party gives sufficient notice of termination. Agreements with certain consultants and former owners of acquired businesses are generally two to five years in length. The Company is subject, from time to time, to disputes under these agreements, typically associated with terminations. The Company routinely monitors claims such as these, and records provisions for losses when the claim becomes probable and the amount due is estimable.

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

As of September 30, 2009, the Company had accrued $0.7 million in total for the settlement of all of the above claims.

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. As of September 30, 2009 and December 31, 2008, $2,824 and $2,585, respectively, of asset retirement obligations were included in the Condensed Consolidated Balance Sheets, of which $2,824 and $1,033, respectively, were included in other non-current liabilities.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2009, the Company issued 1,318,161 shares of its common stock held in treasury to satisfy its 2008 contribution liability to its 401(k) plan, with a value of $1,226 for these shares at issuance.

NOTE 15 – FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and outstanding balance of the Credit Agreement (as defined below), as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates in relation to current market conditions.

Credit Agreement

The Company has a Credit Agreement, as amended (the “Credit Agreement”), with Wells Fargo Foothill, Inc. and another lender that provides the Company with the ability to borrow up to $75,000, including the issuance of letters of credit. The Company’s available borrowings under the Credit Agreement are based on an agreed percentage of eligible accounts receivable less required reserves, principally related to the Company’s North America, U.K. and Australia operations, as defined in the Credit Agreement. The Company must maintain a minimum borrowing base of $25,000. As of September 30, 2009, the Company’s borrowing base was $42,399. As of September 30, 2009, the Company had $10,456 of outstanding borrowings under the Credit Agreement and a total of $4,599 of outstanding letters of credit issued under the Credit Agreement, resulting in the Company being able to borrow up to an additional $2,344 after deducting the minimum borrowing base.

The maturity date of the Credit Agreement is July 31, 2012. Borrowings may be made with an interest rate based on the prime rate plus a margin based on borrowing availability or an interest rate based on the LIBOR rate plus a margin based on borrowing availability. The interest rate on outstanding borrowings was 6.75% as of September 30, 2009. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company.

The Credit Agreement contains various restrictions and covenants, including those that (1) prohibit payments of dividends; (2) limit the Company’s capital expenditures to $9,000 in 2009 and $11,000 per year thereafter; (3) restrict the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; (4) limit dispositions of assets to permitted dispositions in the aggregate not to exceed $15,000 per year; (5) limit guarantees of indebtedness; (6) prohibit the Company from making stock repurchases after February 28, 2009; and (7) limit the amount of permitted acquisitions to $10,000 per year. The Company was in compliance with all financial covenants under the Credit Agreement as of September 30, 2009.

In October 2008, the Company entered into an overdraft facility in China with the ability to borrow up to $1,000. This overdraft facility expired on September 30, 2009, but was extended through September 30, 2010. The overdraft facility can be used for working capital purposes. Interest on borrowings under the overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points. This rate of interest was 6.86% at September 30, 2009. As of September 30, 2009, there was no outstanding borrowing under the HSBC overdraft facility.

On November 2, 2009, the Company’s Belgium subsidiary entered into a credit agreement that matures in April 2011 and provides the subsidiary with the ability to borrow based on an agreed percentage of accounts receivable related to its operations. Borrowings under this credit agreement may be made with an interest rate based on the One Month Euro Interbank Offered Rate (EURIBOR) plus 2.5%, or about 2.94% at September 30, 2009. Based on receivables outstanding as of September 30, 2009, the maximum borrowings that would have been available under this credit agreement were approximately $2,800. As of November 3, 2009, there were no outstanding borrowings under this credit agreement.

The Company expects to continue to use the aforementioned credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are used to support office leases and certain financial obligations.

Restricted Cash

As of September 30, 2009, the Company had approximately $2,898 of restricted cash included in the accompanying Condensed Consolidated Balance Sheets. Included in this balance was $1,893 held as collateral under a collateral trust agreement which supports the Company’s workers’ compensation policy and is included in the caption other assets in the accompanying Condensed Consolidated Balance Sheets. The Company maintained $816 of deposits with banks in the Netherlands as required by law as a reserve for employee social tax payments, $175 of deposits with banks in Spain as guarantees for the rent on the Company’s offices, and $14 of business license deposits with a bank in Singapore. These deposits totaled approximately $1,005 and were included in the caption cash & cash equivalents in the accompanying Condensed Consolidated Balance Sheets.

Shelf Registration Statement Filing

The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of September 30, 2009, all of the 1,350,000 shares were available for issuance.

NOTE 16 – COMPREHENSIVE INCOME

An analysis of the Company’s comprehensive (loss) income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(6,853)	$(309)	$(30,184)	$6,011
Other comprehensive (loss) income—translation adjustments	2,372	(10,573)	7,074	(5,233)

Total comprehensive (loss) income	$(4,481)	$(10,882)	$(23,110)	$778

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

Segment information is presented in accordance with ASC Topic 280, “Segment Reporting.” This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue, certain expenses and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements that contain a measure (EBITDA) that is not consistent with GAAP. Accounts receivable, net and long-lived assets, net of accumulated depreciation and amortization are the only significant assets separated by segment for internal reporting purposes.

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Three Months Ended September 30, 2009
Revenue	$35,705	$67,898	$66,044	$—	$169,647

Gross margin	$9,258	$29,571	$25,361	$—	$64,190

Business reorganization and integration expenses	$592	$1,881	$405	$—	$2,878

EBITDA (loss) (a)	$(2,217)	$(1,851)	$2,174	$(4,206)	$(6,100)
Depreciation and amortization	1,047	911	739	44	2,741

Operating (loss) income	(3,264)	(2,762)	1,435	(4,250)	(8,841)
Interest and other income (expense), net	172	(257)	315	(227)	3

(Loss) income from continuing operations before income taxes	$(3,092)	$(3,019)	$1,750	$(4,477)	$(8,838)

As of September 30, 2009
Accounts receivable, net	$18,796	$48,073	$30,125	$—	$96,994

Long-lived assets, net of accumulated depreciation and amortization	$4,167	$7,800	$5,776	$2,794	$20,537

Total assets	$26,817	$82,715	$58,924	$22,808	$191,264

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Three Months Ended September 30, 2008
Revenue	$66,485	$98,301	$104,453	$—	$269,239

Gross margin	$17,967	$49,717	$45,011	$—	$112,695

Business reorganization and integration expenses	$121	$813	$1,883	$—	$2,817

EBITDA (loss) (a)	$1,465	$2,590	$5,748	$(6,005)	$3,798
Depreciation and amortization	1,175	1,495	1,190	53	3,913

Operating income (loss)	290	1,095	4,558	(6,058)	(115)
Interest and other income (expense), net	186	499	162	93	940

Income (loss) from continuing operations before income taxes	$476	$1,594	$4,720	$(5,965)	$825

As of September 30, 2008
Accounts receivable, net	$44,121	$81,829	$49,051	$—	$175,001

Long-lived assets, net of accumulated depreciation and amortization	$45,805	$33,881	$15,063	$2,828	$97,577

Total assets	$96,357	$139,718	$96,812	$17,683	$350,570

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Nine Months Ended September 30, 2009
Revenue	$122,861	$202,014	$183,311	$—	$508,186

Gross margin	$30,741	$91,155	$69,182	$—	$191,078

Business reorganization and integration expenses	$3,339	$6,547	$2,379	$14	$12,279

EBITDA (loss) (a)	$(8,503)	$(6,800)	$(1,730)	$(14,159)	$(31,192)
Depreciation and amortization	3,100	3,731	2,401	137	9,369

Operating loss	(11,603)	(10,531)	(4,131)	(14,296)	(40,561)
Interest and other income (expense), net	271	(592)	1,199	(574)	304

Loss from continuing operations before income taxes	$(11,332)	$(11,123)	$(2,932)	$(14,870)	$(40,257)

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
For The Nine Months Ended September 30, 2008
Revenue	$221,254	$324,329	$319,815	$—	$865,398

Gross margin	$60,901	$170,603	$138,771	$—	$370,275

Business reorganization and integration expenses	$1,826	$1,229	$1,978	$—	$5,033

EBITDA (loss) (a)	$2,718	$17,756	$20,435	$(21,145)	$19,764
Depreciation and amortization	3,518	4,467	3,130	159	11,274

Operating (loss) income	(800)	13,289	17,305	(21,304)	8,490
Interest and other income (expense), net	471	1,607	1,025	(245)	2,858

(Loss) income from continuing operations before income taxes	$(329)	$14,896	$18,330	$(21,549)	$11,348

(a)	The Company defines EBITDA as income (loss) from continuing operations before inclusion of provision for income taxes, other income (expense), interest income (expense), and depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA, as presented above, may not be comparable with similarly titled measures reported by other companies.

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
For The Three Months Ended September 30, 2009
Revenue (b)	$35,293	$50,851	$42,045	$25,853	$15,193	$412	$169,647

For The Three Months Ended September 30, 2008
Revenue (b)	$65,742	$77,346	$60,126	$38,175	$27,107	$743	$269,239

For The Nine Months Ended September 30, 2009
Revenue (b)	$121,561	$141,954	$119,999	$82,015	$41,357	$1,300	$508,186

For The Nine Months Ended September 30, 2008
Revenue (b)	$218,469	$235,361	$200,082	$124,247	$84,454	$2,785	$865,398

As of September 30, 2009
Long-lived assets, net of accumulated depreciation and amortization (c)	$6,961	$3,259	$4,234	$3,566	$2,517	$—	$20,537

Net assets	$14,369	$16,049	$23,799	$20,750	$10,880	$314	$86,161

As of September 30, 2008
Long-lived assets, net of accumulated depreciation and amortization (c)	$48,586	$4,687	$5,827	$28,054	$10,376	$47	$97,577

Net assets (deficits)	$76,309	$24,917	$38,304	$37,340	$24,762	$(105)	$201,527

(b)	Revenue is generally recorded on a geographic basis according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

NOTE 18 – STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15,000 of the Company’s common stock. The Company has repurchased 1,491,772 shares for a total cost of approximately $8,195 under this authorization. Of the cumulative 1,491,772 shares purchased, 243,316 shares were purchased during the three months ended March 31, 2009 for a total cost of $703. As of March 1, 2009, repurchases of common stock are no longer permitted under the Company’s Credit Agreement.

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

Overview

Hudson Highland Group, Inc. (the “Company” or “Hudson,” “we,” “us” and “our”) has operated as an independent publicly traded company since April 1, 2003. Our businesses are specialized professional staffing services for permanent and contract and talent management services to businesses operating in many industries and in over 20 countries around the world. Our largest operations are in the United States (“U.S.”), the United Kingdom (“U.K.”) and Australia. We are organized into three reportable segments: Hudson Americas, Hudson Europe and Hudson Asia Pacific (each a “Hudson regional business”). These segments contributed approximately 16%, 48% and 36% of the Company’s gross margin, respectively, for the nine months ended September 30, 2009.

Hudson Americas operates from 31 offices in the U.S. and Canada, with 96% of its gross margin generated in the U.S. during the nine months ended September 30, 2009. Hudson Europe operates from 41 offices in 14 countries, with 41% of its gross margin generated in the U.K. during the nine months ended September 30, 2009. Hudson Asia Pacific operates from 18 offices in 4 countries, with 67% of its gross margin generated in Australia during the nine months ended September 30, 2009.

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

The Hudson regional businesses also provide human capital services, the largest of which are assessment and development services, through their Talent Management Solutions units. These services encompass candidate assessment, competency modeling, leadership development, performance management, and career transition. These services enable Hudson to offer clients a comprehensive set of management services across the entire employment life-cycle from attracting, assessing and selecting best-fit employees to engaging and developing those individuals to help build a high-performance organization.

Recent Economic Events

During 2008, the countries in which Hudson operates experienced varying degrees of economic contraction, some very significant. By the end of 2008, virtually all our markets experienced substantial declines in their gross domestic product (“GDP”). These declines continued into 2009, and in some markets accelerated during the first half of 2009. These economic conditions negatively affected all of our service offerings, except for career transition.

During the third quarter of 2009, some of the countries in which Hudson operates reported initial signs of improvement at the GDP level. Some macroeconomic reports indicated early signs of economic growth in the third quarter in the U.S., Australia, China and France. Industry-level reports indicated increased activity in the financial services sector of the U.K. Australia and New Zealand both continued to show low single digit growth in GDP, and China continues to produce high single digit growth in its GDP. Unemployment, traditionally a lagging economic indicator, remained at elevated levels and, in most markets, was still increasing in the third quarter of 2009.

The effects of the economy on the Company’s operations, however, showed some signs of abating in the third quarter of 2009, particularly in two markets. In the U.K. and China, for example, results in the third quarter of 2009 improved over those of the second quarter of 2009, even though the third quarter is traditionally the weaker of the two quarters. The recovery in the U.K. was attributed at least in part to improvements in the financial services sector, and the recovery in China was attributable to large multinational companies easing hiring freezes at the end of the third quarter. In North America, Continental Europe, Australia and New Zealand, declines in the third quarter of 2009, compared to the same quarter of prior year, were similar to the second quarter of 2009 at the gross margin level.

As a result of these conditions, the financial results of the Company for the three and nine months ended September 30, 2009 were below the results of the prior year’s respective periods in all three regions. The rate of decline in revenue from the prior year in the third quarter of 2009 was five percentage points better than the rate of decline in the second quarter of 2009 on approximately the same level of gross margin. The Company expects that the current economic conditions will continue to negatively impact its operating results for the remainder of 2009 and to extend into 2010. Therefore, historical results may not be indicative of future results. See “Liquidity Outlook” for additional information.

Goodwill Impairment Charges

Under Accounting Standard Codification (“ASC”) Topic 350 “Intangible – Goodwill and Other”, the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value.

By the fourth quarter of 2008, the economic slowdown that had been evident earlier in the year in the U.S. and the U.K. spread rapidly to other industries and countries and had impacted virtually all our markets. Consequently, these conditions negatively impacted both the Company’s stock price and its outlook for operating results. The Company’s stock price declined approximately fifty percent as of December 31, 2008 compared to the stock price as of October 1, 2008. As a result, the Company’s market capitalization declined below its book value, an indication that the aggregate fair value of its reporting units could potentially be less than their carrying value. Accordingly, management updated its impairment testing from October 1 (annual assessment date), through December 31, 2008 with the assistance of a third-party valuation firm utilizing both an income and market based approach.

At the conclusion of the testing, the Company determined that goodwill was impaired at all of its reporting units and recorded an impairment charge of $64.5 million in 2008. It also recorded an additional impairment charge on intangible assets of $2.6 million. The total charges of $67.1 million for 2008 were recorded under the caption of “Goodwill and other impairment charges” in the Company’s Consolidated Statements of Operations included in the Company’s 2008 Annual Report on Form 10-K.

The primary drivers that resulted in the goodwill impairment charge were the anticipated significant reduction in 2009 revenue, earnings and cash flows with modest expected recovery in 2010 onward and a reduction in the market price of the Company’s stock.

During the first half of 2009, the Company experienced a continued deterioration in market conditions as anticipated. Over the course of the first six months of the year, the Company’s stock price declined approximately thirty-five percent as of June 30, 2009 as compared to the stock price as of December 31, 2008. As a result, management performed an interim test for impairment of the $1.7 million additional purchase price payment for its Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd (collectively, “TKA”) acquisition, which was recorded as goodwill at June 30, 2009. The Company concluded that the entire amount of recorded goodwill was impaired and recorded an impairment charge of $1.7 million at the same reporting unit.

The Company expects the aforementioned weak global economic conditions to negatively affect demand for the Company’s services, its operating results and its market capitalization, for at least the remainder of 2009 and possibly part or all of 2010.

Contingencies

From time to time, in the ordinary course of business, the Company is subject to compliance audits by federal, state, local and foreign government regulatory, tax, and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, and income, value-added and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits, and other complaints from, for example, clients, candidates, suppliers, and landlords, for both leased and subleased properties.

Periodic events can also change the number and type of audits, claims, lawsuits or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters. The present economic circumstances have given rise to many news reports and bulletins from clients, tax authorities and other parties about changes in their procedures for audits, payment, plans to challenge existing contracts and other such matters aimed at being more aggressive in the resolution of such matters in their own favor. The Company has appropriate procedures in place for identifying and communicating any matters of this type, whether asserted or likely to be asserted, and it evaluates its liabilities in light of the prevailing circumstances. Changes in the behavior of third parties could cause the Company to change its view of the likelihood of a claim and what might constitute a trend. In the last twelve months, the Company has not seen a marked difference in employee disputes or client disputes, though pressure on fees is increasing. In the same period, the Company has seen an increase in audits by tax authorities. We cannot determine if this is typical at this point in the Company’s history or higher than typical, and in either event, we cannot determine if this is an indication of a trend for our Company given our operations in 20 countries and multiple municipalities. However, we do not expect at this time that such matters will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. During the quarter ended September 30, 2009, we successfully resolved a contract matter in Asia Pacific, and as of September 30, 2009, the Company had reserves in the amount of $0.7 million compared to $0.2 million as of December 31, 2008. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Financial Performance

As discussed in more detail in this MD&A, the following selected financial data present an overview of our financial performance for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Changes Amount
$ in thousands	2009	2008
Revenue	$169,647	$269,239	$(99,592)

Gross margin	64,190	112,695	(48,505)

Selling, general and administrative expenses (a)	70,153	109,993	(39,840)
Business reorganization and integration expenses	2,878	2,817	61

Operating loss	(8,841)	(115)	(8,726)

(Loss) income from continuing operations	(7,623)	361	(7,984)

Net loss	$(6,853)	$(309)	$(6,544)

	Nine Months Ended September 30,		Changes Amount
$ in thousands	2009	2008
Revenue	$508,186	$865,398	$(357,212)

Gross margin	191,078	370,275	(179,197)

Selling, general and administrative expenses (a)	217,811	356,752	(138,941)
Business reorganization and integration expenses	12,279	5,033	7,246
Goodwill and other impairment charges	1,549	—	1,549

Operating (loss) income	(40,561)	8,490	(49,051)

(Loss) income from continuing operations	(37,957)	2,824	(40,781)

Net (loss) income	$(30,184)	$6,011	$(36,195)

(a)	Selling, general and administrative expenses include depreciation and amortization expenses of $2.7 million and $3.9 million, respectively, for the three months ended September 30, 2009 and 2008 and $9.4 million and $11.3 million, respectively, for the six months ended September 30, 2009 and 2008.

•

Revenue was $169.6 million for the three months ended September 30, 2009, as compared to $269.2 million for the same period of 2008, a decrease of $99.6 million or 37%. Contracting revenue declined $65.7 million or 34.1% and permanent recruitment revenue declined $29.2 million or 49% for the three months ended September 30, 2009, compared to the same period of 2008. Revenue was $508.2 million for the nine months ended September 30, 2009, as compared to $865.4 million for the same period of 2008, a decrease of $357.2 million or 41.3%. Contracting revenue declined $227.4 million or 37.4% and permanent recruitment revenue declined $110.6 million or 56.1% for the nine months ended September 30, 2009, compared to the same period of 2008.

•

Gross margin was $64.2 million for the three months ended September 30, 2009, as compared to $112.7 million for the same period of 2008, a decrease of $48.5 million or 43%. Permanent recruitment gross margin declined $30.2 million or 51% and contracting gross margin declined $15.5 million or 38.1% for the three months ended September 30, 2009, compared to the same period of 2008. Gross margin was $191.1 million for the nine months ended September 30, 2009, as compared to $370.3 million for the same period of 2008, a decrease of $179.2 million or 48.4%. Permanent recruitment gross margin declined $113 million or 57.7% and contracting gross margin declined $54.9 million or 42% for the nine months ended September 30, 2009, compared to the same period of 2008.

•

Selling, general and administrative expenses were $70.2 million for the three months ended September 30, 2009, as compared to $110 million for the same period of 2008, a decrease of $39.8 million or 36.2%. Selling, general and administrative expenses were $217.8 million for the nine months ended September 30, 2009, as compared to $356.8 million for the same period of 2008, a decrease of $138.9 million or 39%.

•	Goodwill and other impairment charges of $1.5 million were included in the results for the nine months ended September 30, 2009.

To counteract the negative economic conditions worldwide, the Company rapidly reduced its operating costs. The Company’s Board of Directors (the “Board”) approved a restructuring program in the first half of 2009 (“2009 Plan”) to counteract the ongoing declines in revenue. By May 1, 2009, the Board approved restructuring actions under the 2009 Plan for up to $16 million. For the nine months ended September 30, 2009, the Company incurred approximately $11 million of expenses in connection with the 2009 Plan. On November 3, 2009, the Board approved further restructuring actions, which will increase the total cost of the 2009 Plan to $19 million. The Company expects to substantially complete these actions before the end of 2009. The Company expects these actions will produce recurring cost savings through the remainder of 2009 and beyond, resulting in a more efficient operating model going forward. The Company expects to leverage these efficiencies as the economy recovers to improve its long-term profitability.

Strategic Actions

Our management’s primary focus has been to move the Company to profitability through a focus on specialized professional recruitment through our staffing, project solutions and talent management businesses. We have focused our strategy on higher-margin specialized professional recruitment with a long-term financial goal of 7-10% EBITDA margins, which we believe is the measure most within the control of our operating leaders. We believe achievement of these long-term EBITDA margins will generate long-term profitability. We continue to execute this strategy through a combination of delivery of higher margin services, investments, cost restructuring, acquisitions and divestitures. In doing so, we continue to focus on retaining and maintaining key clients, retaining high performing revenue earners, integrating businesses to achieve synergies, discontinuing non-core businesses, streamlining support operations and reducing costs to achieve the Company’s long-term profitability goals.

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

Use of EBITDA

Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as the best indicator of operating performance and most comparable measure across our regions, because it does not include certain expenses that are generally outside the control of local management. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, and other income or cash flow statement data prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Furthermore, EBITDA, as presented below, may not be comparable with similarly titled measures reported by other companies. EBITDA, as presented below, is derived from (loss) income from continuing operations adjusted for provision (benefit) for income taxes, other expense (income), interest expense (income), and depreciation and amortization. The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2009	2008	2009	2008
(Loss) income from continuing operations	$(7,623)	$361	$(37,957)	$2,824
Adjustments to (loss) income from continuing operations
(Benefit from) provision for income taxes	(1,215)	464	(2,300)	8,524
Other income, net	(99)	(603)	(773)	(1,963)
Interest expense (income), net	96	(337)	469	(895)
Depreciation and amortization	2,741	3,913	9,369	11,274

Total adjustments from (loss) income from continuing operations to EBITDA (loss)	1,523	3,437	6,765	16,940
EBITDA (loss)	$(6,100)	$3,798	$(31,192)	$19,764

Results of Operations

The following table sets forth the Company’s revenue, gross margin, operating (loss) income, (loss) income from continuing operations, net (loss) income, temporary contracting revenue, direct costs of temporary contracting, temporary contracting gross margin and gross margin as a percent of revenue for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands).

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Hudson Americas	$35,705	$66,485	$122,861	$221,254
Hudson Europe	67,898	98,301	202,014	324,329
Hudson Asia Pacific	66,044	104,453	183,311	319,815

Total	$169,647	$269,239	$508,186	$865,398

Gross margin:
Hudson Americas	$9,258	$17,967	$30,741	$60,901
Hudson Europe	29,571	49,717	91,155	170,603
Hudson Asia Pacific	25,361	45,011	69,182	138,771

Total	$64,190	$112,695	$191,078	$370,275

Operating (loss) income:
Hudson Americas	$(3,264)	$290	$(11,603)	$(800)
Hudson Europe	(2,762)	1,095	(10,531)	13,289
Hudson Asia Pacific	1,435	4,558	(4,131)	17,305
Corporate expenses	(4,250)	(6,058)	(14,296)	(21,304)

Total	$(8,841)	$(115)	$(40,561)	$8,490

(Loss) income from continuing operations	$(7,623)	$361	$(37,957)	$2,824

Net (loss) income	$(6,853)	$(309)	$(30,184)	$6,011

TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$34,437	$63,134	$118,528	$210,445
Hudson Europe	44,673	59,749	129,707	185,749
Hudson Asia Pacific	48,122	70,089	132,922	212,397

Total	$127,232	$192,972	$381,157	$608,591

Direct costs of temporary contracting:
Hudson Americas	$26,437	$48,369	$92,089	$160,018
Hudson Europe	35,612	46,121	102,051	143,303
Hudson Asia Pacific	39,962	57,762	111,337	174,692

Total	$102,011	$152,252	$305,477	$478,013

Temporary contracting gross margin:
Hudson Americas	$8,000	$14,765	$26,439	$50,427
Hudson Europe	9,061	13,628	27,656	42,446
Hudson Asia Pacific	8,160	12,327	21,585	37,705

Total	$25,221	$40,720	$75,680	$130,578

Gross margin as a percent of revenue:
Hudson Americas	23.2%	23.4%	22.3%	24.0%
Hudson Europe	20.3%	22.8%	21.3%	22.9%
Hudson Asia Pacific	17.0%	17.6%	16.2%	17.8%

(a)	Temporary contracting revenue is a component of our revenue. Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

The Company believes that these calculations are a useful measure, indicating the actual change in operations. Earnings from subsidiaries are, at times, repatriated to the U.S., and there are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition. The table below summarizes the impact of foreign exchange adjustments on our operating results for the three and nine months ended September 30, 2009 (dollars in thousands).

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2009			2008	2009			2008
	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency	As reported
Revenue:
Hudson Americas	$35,705	$28	$35,733	$66,485	$122,861	$208	$123,069	$221,254
Hudson Europe	67,898	8,013	75,911	98,301	202,014	42,036	244,050	324,329
Hudson Asia Pacific	66,044	3,654	69,698	104,453	183,311	37,206	220,517	319,815

Total	169,647	11,695	181,342	269,239	508,186	79,450	587,636	865,398

Direct costs:
Hudson Americas	26,447	2	26,449	48,518	92,120	27	92,147	160,353
Hudson Europe	38,327	4,905	43,232	48,584	110,859	25,110	135,969	153,726
Hudson Asia Pacific	40,683	2,645	43,328	59,442	114,129	25,370	139,499	181,044

Total	105,457	7,552	113,009	156,544	317,108	50,507	367,615	495,123

Gross margin:
Hudson Americas	9,258	26	9,284	17,967	30,741	181	30,922	60,901
Hudson Europe	29,571	3,108	32,679	49,717	91,155	16,926	108,081	170,603
Hudson Asia Pacific	25,361	1,009	26,370	45,011	69,182	11,836	81,018	138,771

Total	$64,190	$4,143	$68,333	$112,695	$191,078	$28,943	$220,021	$370,275

Selling, general and administrative (a):
Hudson Americas	$11,926	$26	$11,952	$17,571	$39,147	$226	$39,373	$59,895
Hudson Europe	30,456	3,372	33,828	47,796	95,130	18,456	113,586	156,033
Hudson Asia Pacific	23,521	1,353	24,874	38,568	69,251	12,161	81,412	119,520
Corporate	4,250	—	4,250	6,058	14,283	—	14,283	21,304

Total	$70,153	$4,751	$74,904	$109,993	$217,811	$30,843	$248,654	$356,752

Operating (loss) income:
Hudson Americas	$(3,264)	$(3)	$(3,267)	$290	$(11,603)	$(52)	$(11,655)	$(800)
Hudson Europe	(2,762)	(481)	(3,243)	1,095	(10,531)	(2,718)	(13,249)	13,289
Hudson Asia Pacific	1,435	(373)	1,062	4,558	(4,131)	(1,135)	(5,266)	17,305
Corporate	(4,250)	—	(4,250)	(6,058)	(14,296)	—	(14,296)	(21,304)

Total	$(8,841)	$(857)	$(9,698)	$(115)	$(40,561)	$(3,905)	$(44,466)	$8,490

(a)	Selling, general and administrative expenses include depreciation and amortization and exclude merger and integration expenses of $17 and $9, respectively, for the three months ended September 30, 2009 and 2008. Merger and integration expenses (recoveries) excluded in the selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 were $(19) and $38, respectively.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Hudson Americas

Hudson Americas’ revenue was $35.7 million for the three months ended September 30, 2009, as compared to $66.5 million for the same period of 2008, a decrease of 30.8 million or 46.3%. Of this decline, $28.8 million was in contracting and $2 million was in permanent recruitment revenue. These declines were 45.5% and 61.7%, respectively, compared to the same period of 2008.

Revenue in Legal Services, the largest Hudson Americas practice, declined by $22.3 million or 52.1%, and other contracting areas of IT and Financial Solutions declined by $8.4 million or 35.7%. The decline in Legal Services revenue was due in part to client projects that were completed in 2008, including two projects that generated $8.6 million in revenue in the same period of 2008, and slower initiation of new client projects. The decline in other contracting revenue was partially due to weaker economic conditions.

Hudson Americas’ direct costs were $26.4 million for the three months ended September 30, 2009, as compared to $48.5 million for the same period of 2008, a decrease of $22.1 million or 45.5%. The decrease was primarily due to fewer contractors on billing, which was a direct result of the factors affecting the contracting revenue as noted above.

Hudson Americas’ gross margin was $9.3 million for the three months ended September 30, 2009, as compared to $18 million for the same period of 2008, a decrease of $8.7 million or 48.5%. The majority of Hudson Americas’ gross margin decline, $6.7 million or 45.7%, was from contracting, the largest portion of which was a decline of $4.7 million or 55.4% in Legal Services. The decline in Legal Services gross margin was partially due to the lower level of business, underutilization of legal project facilities and approximately a 9% reduction in average bill rates.

Contracting gross margin as a percentage of revenue was 23.2% for the three months ended September 30, 2009, approximately the same as 23.4% for the same period of 2008.

Total gross margin as a percentage of revenue was 25.9% for the three months ended September 30, 2009 as compared to 27.0% for the same period of 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on gross margin.

Hudson Americas’ selling, general and administrative expenses were $11.9 million for the three months ended September 30, 2009, as compared to $17.6 million for the same period of 2008, a decrease of $5.6 million or 32.1%. The decrease in selling, general and administrative expenses was driven primarily by reductions in support costs, lower commissions associated with the lower gross margin reductions in management costs, lower travel and marketing expenses and lower bad debt expenses associated with lower revenue and improved receivables collection. Hudson Americas’ selling, general and administrative expenses, as a percentage of revenue, were 33.4% for the three months ended September 30, 2009 and 26.4% for 2008.

Hudson Americas incurred $0.6 million of reorganization expenses during the three months ended September 30, 2009, as compared to $0.1 million for the same period of 2008. Reorganization expenses incurred during the three months ended September 30, 2009 consisted primarily of amounts provided for employee termination benefits and lease termination payments related to the 2009 Plan.

Hudson Americas’ EBITDA was a loss of $2.2 million for the three months ended September 30, 2009, as compared to positive EBITDA of $1.5 million for the same period of 2008, a decrease of $3.7 million. Hudson Americas’ EBITDA loss, as a percentage of revenue, was 6.2% for the three months ended September 30, 2009, as compared to positive EBITDA of 2.3% for the same period of 2008. The decrease in EBITDA was primarily due to the reduced gross margin of $8.7 million, partially offset by reductions in selling, general and administrative expenses of $5.6 million.

Hudson America’s operating loss was $3.3 million for the three months ended September 30, 2009, as compared to operating income of $0.3 million for the same period of 2008, a decrease in operating income of $3.6 million. Operating loss, as a percentage of revenue, was 9.1% for the three months ended September 30, 2009, as compared to operating income of 0.4% for the same period of 2008. The decrease in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Europe

Hudson Europe’s revenue was $67.9 million for the three months ended September 30, 2009, as compared to $98.3 million for the same period of 2008, a decrease of $30.4 million or 30.9%. On a constant currency basis, Hudson Europe’s revenue decreased $22.4 million or 22.8%, for the three months ended September 30, 2009, compared to the same period of 2008. These revenue decreases were $9.5 million in permanent recruitment, $9.4 million in contracting and $2.6 million in talent management revenue. These declines were 34.9%, 15.8% and 26.7% in permanent recruitment, contracting and talent management revenue, respectively, compared to the same period of 2008.

About half of the decline in constant currency, or $11.7 million, was in the U.K., where both contracting and permanent recruitment revenue declined compared to the same period of 2008. The declines in contracting and permanent recruitment revenue were $8.2 million and $2.6 million, or 17.8% and 20.8%, respectively, compared to the same period of 2008. Contracting continued to be affected by weak economic conditions in the U.K. economy. Permanent recruitment began to show signs of stabilization by the end of the third quarter, where the level of business in the U.K. was approximately the same as the second quarter, due in part to increased hiring in the banking sector.

In Continental Europe, permanent recruitment and talent management revenue declined $6.9 million and $1.9 million, respectively, for the three months ended September 30, 2009, compared to the same period of 2008. In France and Belgium, permanent recruitment revenue declined $2.9 million or 45.5% and $1.5 million or 38.5%, respectively, for the three months ended September 30, 2009, compared to the same period of 2008. The permanent recruitment revenue decline in France was principally driven by weakness in our real estate and financial services practices. Talent management remained weak in Belgium and declined $1.5 million or 25.4%, compared to the same period of 2008. The declines in Belgium were principally driven by reductions in discretionary spending in the public sector. In the Netherlands, contracting revenue declined $1.2 million or 9.3% for the three months ended September 30, 2009, compared to the same period of 2008.

Hudson Europe’s direct costs were $38.3 million for the three months ended September 30, 2009, as compared to $48.6 million for the same period of 2008, a decrease of $10.3 million or 21.1%. On a constant currency basis, Hudson Europe’s direct costs decreased $5.4 million or 11.0% for the three months ended September 30, 2009, as compared to the same period of 2008. The decrease in direct costs was primarily due to fewer contractors on billing and was a direct result of the factors affecting revenue as noted above.

Hudson Europe’s gross margin was $29.6 million for the three months ended September 30, 2009, as compared to $49.7 million for the same period of 2008, a decrease of $20.1 million or 40.5%. On a constant currency basis, gross margin decreased $17 million or 34.3% for the three months ended September 30, 2009, as compared to the same period of 2008. Permanent recruitment gross margin declined $11 million or 40.9%, of which slightly less than half, or $4.2 million, was in the U.K. Declines in permanent recruitment in France and Belgium were $2.9 million and $1.5 million, respectively. The declines in the U.K., France and Belgium approximated 34%, 46.5% and 38.5%, respectively, for the three months ended September 30, 2009, compared to the same period of last year. The decline in permanent recruitment gross margin was generally due to decreased demand, and also from lower average fees and lower average salaries. The declines in contracting and talent management gross margin were $3.5 million and $2.5 million, or 25.9% and 28%, respectively, compared to the same period of 2008. Almost the entire decline in contracting was in the U.K., and the decline was partially driven by fewer contractors on billing.

Contracting gross margin as a percentage of revenue was 20.1% for the three months ended September 30, 2009, as compared to 22.8% for the same period of 2008. The decline was partially driven by change in client mix in the U.K. Total gross margin as a percentage of revenue was 43.1% for the three months ended September 30, 2009, compared to 50.6% for the same period of 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on gross margin.

Hudson Europe’s selling, general and administrative expenses were $30.5 million for the three months ended September 30, 2009, as compared to $47.8 million for the same period of 2008, a decrease of $17.3 million or 36.3%. On a constant currency basis, selling, general and administrative expenses decreased $14 million or 29.2% for the three months ended September 30, 2009, as compared to the same period of 2008. The decrease in selling, general and administrative expenses was due to reductions of the consultant staff, lower commissions associated with lower revenue, implementation of restructuring actions, including reduction of management support and consolidation of functions and facilities earlier in 2009, and a reduction in discretionary spending. Selling, general and administrative expenses, as a percentage of revenue, were 44.6% for the three months ended September 30, 2009, as compared to 48.6% for the same period of 2008.

Hudson Europe incurred $1.9 million of reorganization expenses for the three months ended September 30, 2009, as compared to $0.8 million for the same period of 2008, an increase of $1.1 million. On a constant currency basis, reorganization expenses increased $1.3 million for the three months ended September 30, 2009, as compared to the same period of 2008. Reorganization expenses incurred for the three months ended September 30, 2009 included amounts provided for employee termination benefits primarily associated with the restructuring of the regional corporate management and lease termination payments related to the 2009 Plan.

Hudson Europe’s EBITDA was a loss of $1.9 million for the three months ended September 30, 2009, as compared to positive EBITDA of $2.6 million for 2008, a decrease in EBITDA of $4.4 million. On a constant currency basis, EBITDA decreased $4.8 million for the three months ended September 30, 2009, as compared to the same period of 2008. Hudson Europe’s EBITDA loss, as a percentage of revenue, was 2.9% for the three months ended September 30, 2009, as compared to positive EBITDA of 2.6% for the same period of 2008. The decrease in EBITDA was primarily due to the reduced gross margin of $17.0 million, partially offset by reductions in selling, general and administrative expenses of $14 million.

Hudson Europe’s operating loss was $2.8 million for the three months ended September 30, 2009, compared to operating income of $1.1 million for the same period of 2008, a decrease in operating income of $3.9 million. On a constant currency basis, operating income decreased $4.3 million for the three months ended September 30, 2009, as compared to the same period of 2008. Operating loss, as a percentage of revenue, was 4.3% for the three months ended September 30, 2009, as compared to operating income of 1.1% for the same period of 2008. The decrease in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $66 million for the three months ended September 30, 2009, as compared to $104.5 million for the same period of 2008, a decrease of $38.4 million or 36.8%. On a constant currency basis, Hudson Asia Pacific’s revenue decreased $34.8 million or 33.3%, for the three months ended September 30, 2009, compared to the same period of 2008. The revenue decrease of $34.8 million was primarily due to decreases of $18.8 million in contracting and $15.5 million in permanent recruitment revenue. These declines were 26.9% and 53.2% in contracting and permanent recruitment revenue, respectively, compared to the same period of 2008.

The contracting revenue decline of $19 million or 27.1% was all in Australia and New Zealand. We experienced declines in all major sectors of these markets, including financial services, public sector, industrial, and technology. Permanent recruitment revenue declined $11.5 million, or 60.4%, in the same markets, for the three months ended September 30, 2009, compared to the same period of 2008. Permanent recruitment continued to be affected by weak economic conditions in both Australia and New Zealand.

In Asia, where almost the entire business is permanent recruitment, revenue declined $3.6 million or 34%, for the three months ended September 30, 2009, compared to the same period of 2008. This represented the lowest level of year-over-year quarterly decline this year. The majority of revenue in Asia is derived from business with multinational companies. During the third quarter of 2009, we experienced sequential improvement in China and Singapore of 32.5% and 22.9%, respectively, over the second quarter of 2009, as clients, particularly multinational companies, eased hiring freezes implemented in the beginning of the year.

Talent management services revenue also showed improvement and increased during the three months ended September 30, 2009 by $0.7 million or 21.2%, compared to the same period of 2008 due to an increase in outplacement assignments. However, outplacement services showed signs of slowing in the third quarter of 2009 compared to the first half of 2009 as the economy in Australia showed signs of recovery. However, we have not experienced an increase in assessment and development services which would be typical of a recovering environment.

Hudson Asia Pacific’s direct costs were $40.7 million for the three months ended September 30, 2009, as compared to $59.4 million for the same period of 2008, a decrease of $18.8 million or 31.6%. On a constant currency basis, Hudson Asia Pacific’s direct costs decreased $16.1 million or 27.1%, for the three months ended September 30, 2009, as compared to the same period of 2008. The decrease in direct costs was primarily due to fewer contractors on billing, which was a direct result of the factors affecting the revenue as noted above.

Hudson Asia Pacific’s gross margin was $25.4 million for the three months ended September 30, 2009, as compared to $45 million for the same period of 2008, a decrease of $19.7 million or 43.7%. On a constant currency basis, gross margin decreased $18.6 million or 41.4% for the three months ended September 30, 2009, as compared to the same period of 2008. The majority of the region’s gross margin decline resulted from permanent recruitment and was $15.3 million or 52.4%, for the three months ended September 30, 2009, as compared to the same period of 2008. Although every market in the region experienced declines in permanent recruitment gross margin, the declines in Asia were less than those in previous quarters of this year and occurred for the same reasons as the decline in permanent recruitment revenue. Contracting gross margin declined $3.7 million or 29.9%. The entire decline in contracting was in Australia and New Zealand and was partially driven both by a reduction in average bill rates, and a decline in billable hours, offset partially by an adjustment in the previous estimate of a client fee adjustment.

Contracting gross margin as a percentage of revenue was 16.9% for the three months ended September 30, 2009, as compared to 17.6% for the same period of 2008. The decline was driven by the lower average bill rates mentioned above. Total gross margin as a percentage of revenue was 37.8% for the three months ended September 30, 2009 as compared to 43.1% for the same period of 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on gross margin.

Hudson Asia Pacific’s selling, general and administrative expenses were $23.5 million for the three months ended September 30, 2009, as compared to $38.6 million for the same period of 2008, a decrease of $15 million or 39%. On a constant currency basis, selling, general and administrative expenses decreased $13.7 million or 35.5% for the three months ended September 30, 2009, as compared to the same period of 2008. The decrease in selling, general and administrative expenses was primarily due to the implementation of several restructuring actions, including reduction of consultant headcount and management support, consolidation of functions and facilities and outsourcing of administrative functions including finance and IT. The remaining decreases were primarily attributable to lower commissions and bonuses associated with lower gross margin. Selling, general and administrative expenses, as a percentage of revenue, were 35.7% for the three months ended September 30, 2009, as compared to 36.9% for the same period of 2008.

Hudson Asia Pacific incurred $0.4 million of reorganization expenses for the three months ended September 30, 2009, as compared to $1.9 million for the same period of 2008, a decrease of $1.5 million. On a constant currency basis, reorganization expenses decreased $1.4 million for the three months ended September 30, 2009, as compared to the same period of 2008. Reorganization expenses incurred for the three months ended September 30, 2009 included amounts provided for employee termination benefits primarily in New Zealand and costs to exit a lease in New Zealand.

Hudson Asia Pacific’s EBITDA was positive in the quarter at $2.2 million for the three months ended September 30, 2009, as compared to $5.8 million for the same period of 2008, a decrease of $3.6 million. On a constant currency basis, EBITDA decreased $3.9 million for the three months ended September 30, 2009, as compared to the same period of 2008. Hudson Asia Pacific’s EBITDA, as a percentage of revenue, was positive in the quarter, or 2.6% for the three months ended September 30, 2009, as compared to 5.5% for the same period of 2008. The decrease in EBITDA was primarily due to the reduced gross margin of $18.6 million, partially offset by reductions in selling, general and administrative expenses of $13.7 million and reorganization expenses of $1.4 million.

Hudson Asia Pacific’s operating income turned positive in the third quarter and was $1.4 million for the three months ended September 30, 2009, as compared to operating income of $4.6 million for the same period of 2008, a decrease in operating income of $3.1 million. On a constant currency basis, operating income decreased $3.5 million for the three months ended September 30, 2009, as compared to the same period of 2008. Operating income, as a percentage of revenue, turned similarly positive in the quarter and was 1.5% for the three months ended September 30, 2009, as compared to 4.4% for the same period of 2008. The decrease in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Corporate and Other

Corporate expenses were $4.3 million for the three months ended September 30, 2009, as compared to $6.1 million for the same period of 2008, a decrease of $1.8 million or 29.9%. The decrease in corporate expenses resulted primarily from lower professional fees and reduction in discretionary spending on corporate travel and entertainment.

Other non-operating expense was $0.1 million for the three months ended September 30, 2009, as compared to an income of $0.6 million for the same period of 2008, a decrease of $0.5 million. The decrease in non-operating income was primarily due to a decrease of $0.5 million in foreign exchange transaction gains.

Interest expense, net of interest income was $0.1 million for the three months ended September 30, 2009, as compared to net interest income of $0.3 million for the same period of 2008, a decrease in interest income of $0.4 million. The decrease in net interest income was primarily due to lower interest income from lower interest rates received on cash balances on deposit and higher interest expense as a result of increased borrowings under our credit agreement in the current period.

(Benefit) Provision for Income Taxes

The benefit for income taxes was $1.2 million on a $8.8 million loss from continuing operations for the three months ended September 30, 2009, as compared to a provision of $0.5 million on $0.8 million of income from continuing operations for the same period of 2008. The effective tax rate for the three months ended September 30, 2009 was a benefit of 13.8%, as compared to a provision of 56.2% for the same period of 2008. The changes in the Company’s effective tax rate for the three months ended September 30, 2009 as compared to the same period of 2008 resulted primarily from a reduction in the Company’s pre-tax income and the ability to obtain benefits from losses incurred in foreign jurisdictions. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition-related payments and variations from the U.S. tax rate in foreign jurisdictions.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations was $7.6 million for the three months ended September 30, 2009, as compared to net income of $0.4 million for the same period of 2008, a decrease in net income from continuing operations of $8 million. Basic and diluted loss per share from continuing operations was $0.29 for the three months ended September 30, 2009, as compared to basic and diluted earnings per share of $0.01 for the same period of 2008.

Net (Loss) Income from Discontinued Operations

Net income from discontinued operations was $0.8 million for the three months ended September 30, 2009, as compared to net loss of $0.6 million for the same period of 2008, an increase in net income of $1.4 million. The increase in net income was primarily due to non-operating income resulting from currency translation gains, partially offset by the operating losses from discontinued operations of Italy for the three months ended September 30, 2009.

Basic and diluted income per share from discontinued operations were $0.03 for the three months ended September 30, 2009, as compared to basic and diluted losses per share of $0.02 for the same period of 2008.

Net (Loss) Income

Net loss was $6.9 million for the three months ended September 30, 2009, as compared to net loss of $0.3 million for the same period of 2008, an increase in net loss of $6.5 million. Basic and diluted loss per share were $0.26 for the three months ended September 30, 2009, as compared to basic and diluted losses per share of $0.01 for the same period of 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Hudson Americas

Hudson Americas’ revenue was $122.9 million for the nine months ended September 30, 2009, as compared to $221.3 million for the same period of 2008, a decrease of $98.4 million or 44.5%. Of this decline, $92 million was in contracting and $6.5 million was in permanent recruitment revenue. These declines were 43.7% and 60.0%, respectively, compared to the same period of 2008.

Revenue in Legal Services, the largest Hudson Americas practice, declined by $69.2 million or 48.7%, and other contracting areas of IT and Financial Solutions declined by $29.1 million or 36.8%. The results in the same period last year reflected two large projects of approximately $45.7 million in revenue that were completed by the third quarter of 2008, about the time large-project initiation was declining. The remainder of the decline in Legal Services revenue, or $23.5 million, was primarily due to multiple client projects that completed over the balance of the last year and slower initiations of new client projects. The decline in other contracting revenue was partially due to the weaker economic conditions.

Hudson Americas’ direct costs were $92.1 million for the nine months ended September 30, 2009, as compared to $160.4 million for the same period of 2008, a decrease of $68.2 million or 42.6%. The decrease was primarily due to fewer contractors on billing, which was a direct result of the factors affecting the contracting revenue as noted above.

Hudson Americas’ gross margin was $30.7 million for the nine months ended September 30, 2009, as compared to $60.9 million for the same period of 2008, a decrease of $30.2 million or 49.5%. The majority of Hudson Americas’ gross margin decline, $23.9 million or 47.6%, was from contracting, the largest portion of which was a decline of $15.8 million or 53.2% in Legal Services. The decline in Legal Services gross margin was partially due to a lower level of business, underutilization of legal project facilities and approximately a 7% reduction in average bill rates.

Contracting gross margin as a percentage of revenue was 22.3% for the nine months ended September 30, 2009, as compared to 24% for the same period of 2008. The decline was primarily driven by average bill rates, that were approximately 4% lower, and underutilization of legal project facilities.

Total gross margin, as a percentage of revenue, was 25% for the nine months ended September 30, 2009, as compared to 27.5% for the same period of 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on gross margin.

Hudson Americas’ selling, general and administrative expenses were $39.1 million for the nine months ended September 30, 2009, as compared to $59.9 million for the same period of 2008, a decrease of $20.8 million or 34.6%. The decrease in selling, general and administrative expenses was driven primarily by reductions in support costs achieved through restructuring, lower commissions associated with the lower gross margin, reductions in management costs and lower travel and marketing expenses. Hudson Americas’ selling, general and administrative expenses, as a percentage of revenue, were 31.9% for the nine months ended September 30, 2009, as compared to 27.1% for the same period of 2008.

Hudson Americas incurred $3.3 million of reorganization expenses during the nine months ended September 30, 2009, as compared to $1.8 million for the same period of 2008. Reorganization expenses incurred during the nine months ended September 30, 2009 consisted primarily of amounts provided for employee termination benefits and lease termination payments related to the 2009 Plan.

Hudson Americas’ EBITDA was a loss of $8.5 million for the nine months ended September 30, 2009, as compared to positive EBITDA of $2.7 million for the same period of 2008, a decrease of $11.2 million. Hudson Americas’ EBITDA loss, as a percentage of revenue, was 6.9% for the nine months ended September 30, 2009, as compared to positive EBITDA of 1.2% for the same period of 2008. The decrease in EBITDA was primarily due to the reduced gross margin of $ 30.2 million, partially offset by reductions in selling, general and administrative expenses of $20.8 million.

Hudson America’s operating loss was $11.6 million for the nine months ended September 30, 2009, as compared to an operating loss of $0.8 million for the same period of 2008, an increase in operating loss of $10.8 million. Operating loss, as a percentage of revenue, was 9.4% for the nine months ended September 30, 2009, as compared to 0.4% for the same period of 2008. The increase in operating loss resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Europe

Hudson Europe’s revenue was $202 million for the nine months ended September 30, 2009, as compared to $324.3 million for the same period of 2008, a decrease of $122.3 million or 37.7%. On a constant currency basis, Hudson Europe’s revenue decreased $80.3 million or 24.8%, for the nine months ended September 30, 2009, compared to the same period of 2008. These revenue decreases were $41.5 million in permanent recruitment, $27 million in contracting and $7.6 million in talent management revenue. These declines were 43.1%, 14.5%, and 21.9% in permanent recruitment, contracting and talent management, respectively, compared to the same period of 2008.

The majority of the decline in constant currency, or $48.5 million, was in the U.K., where both contracting and permanent recruitment revenue declined compared to the same period of 2008. In the U.K., contracting and permanent recruitment revenue declined $27.2 million or 18.6% and $18.3 million or 39.7%, respectively, for the nine months ended September 30, 2009, compared to the same period of 2008. The revenue declined as a result of the general economic weakness, particularly in the financial services sector in the beginning of the year, and the continued weakness in other professional sectors, which experienced the majority of the job losses in the U.K. Permanent recruitment began to show signs of a slowing rate of decline by the end of the third quarter, where the level of business in the U.K. was approximately the same as the second quarter.

In Continental Europe, permanent recruitment and talent management revenue declined $23.4 million and $5.3 million, respectively, for the nine months ended September 30, 2009, compared to the same period of 2008. In France and Belgium, permanent recruitment revenue declined $10 million or 46.9% and $5.5 million or 40.1%, respectively, for the nine months ended September 30, 2009, compared to the same period of 2008. Permanent recruitment revenue decline in France was principally driven by weakness in our real estate and financial services practices. Talent management remained weak in Belgium and declined $4.2 million or 19.8% for the nine months ended September 30, 2009, compared to the same period of 2008. The declines in Belgium were principally driven by reductions in discretionary spending in the public sector. In the Netherlands, contracting revenue was not impacted significantly and declined less than 4.0% for the nine months ended September 30, 2009, compared to the same period of 2008.

Hudson Europe’s direct costs were $110.9 million for the nine months ended September 30, 2009, as compared to $153.7 million for the same period of 2008, a decrease of $42.9 million or 27.9%. On a constant currency basis, Hudson Europe’s direct costs decreased $17.8 million or 11.6%, for the nine months ended September 30, 2009, as compared to the same period of 2008. The decrease in direct costs was primarily due to fewer contractors on billing and was a direct result of the factors affecting revenue as noted above.

Hudson Europe’s gross margin was $91.2 million for the nine months ended September 30, 2009, as compared to $170.6 million for the same period of 2008, a decrease of $79.4 million or 46.6%. On a constant currency basis, gross margin decreased $62.5 million or 36.7% for the nine months ended September 30, 2009, as compared to the same period of 2008. Permanent recruitment gross margin declined $45.3 million or 47.6% for the nine months ended September 30, 2009. Slightly less than half of the decline, or $22.5 million, was in the U.K. Declines in permanent recruitment gross margin in France and Belgium were $9.9 million and $5.5 million, respectively. The declines in the U.K., France and Belgium approximated 49.4%, 47.2% and 40.1%, respectively, for the nine months ended September 30, 2009, compared to the same period of last year. The decline in permanent recruitment gross margin was generally due to decreased demand, and also from lower average fees and lower average salaries. The declines in contracting and talent management gross margin were $8.9 million and $7.1 million, or 21.0% and 23.3%, respectively, compared to the same period of 2008. Almost the entire decline in contracting was in the U.K., and the decline was partially driven by fewer contractors on billing.

Contracting gross margin as a percentage of revenue was 21.1% for the nine months ended September 30, 2009, as compared to 22.9% for the same period of 2008. The decline was partially driven by a change in client mix in the U.K. Total gross margin as a percentage of revenue was 44.3% for the nine months ended September 30, 2009 compared to 52.6% for the same period of 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on gross margin.

Hudson Europe’s selling, general and administrative expenses were $95.1 million for the nine months ended September 30, 2009, as compared to $156 million for the same period of 2008, a decrease of $60.9 million or 39.0%. On a constant currency basis, selling, general and administrative expenses decreased $42.4 million or 27.2% for the nine months ended September 30, 2009, as compared to the same period of 2008. The decrease in selling, general and administrative expenses was due to reductions through performance management of the consultant staff, lower commissions associated with lower revenue, implementation of restructuring actions, including reduction of management support and consolidation of functions and facilities in the fourth quarter of 2008 and beginning of 2009, and a reduction in discretionary spending. Selling, general and administrative expenses, as a percentage of revenue, were 46.5% for the nine months ended September 30, 2009, as compared to 48.1% for the same period of 2008.

Hudson Europe incurred $6.5 million of reorganization expenses for the nine months ended September 30, 2009, as compared to $1.2 million for the same period of 2008, an increase of $5.3 million. On a constant currency basis, reorganization expenses increased $6.5 million for the nine months ended September 30, 2009, as compared to the same period of 2008. Reorganization expenses incurred for the nine months ended September 30, 2009 included amounts provided for employee termination benefits primarily in the U.K., France and Belgium and, related to the restructuring of regional corporate management, contract cancellation costs and lease termination payments related to the Company’s 2009 Plan.

Hudson Europe’s EBITDA was a loss of $6.8 million for the nine months ended September 30, 2009, as compared to positive EBITDA of $17.8 million for 2008, a decrease of $24.6 million. On a constant currency basis, EBITDA decreased $26.5 million for the nine months ended September 30, 2009, as compared to the same period of 2008. Hudson Europe’s EBITDA loss, as a percentage of revenue, was 3.6% for the nine months ended September 30, 2009, as compared to positive EBITDA of 5.5% for the same period of 2008. The decrease in EBITDA was primarily due to the reduced gross margin of $62.5 million and increased reorganization costs of $6.5 million, partially offset by reductions in selling, general and administrative expenses of $42.4 million.

Hudson Europe’s operating loss was $10.5 million for the nine months ended September 30, 2009, as compared to operating income of $13.3 million for the same period of 2008, a decrease in operating income of $23.8 million. On a constant currency basis, operating income decreased $26.5 million for the nine months ended September 30, 2009, as compared to the same period of 2008. Operating loss, as a percentage of revenue, was 5.4% for the nine months ended September 30, 2009, as compared to operating income of 4.1% for the same period of 2008. The decrease in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $183.3 million for the nine months ended September 30, 2009, as compared to $319.8 million for the same period of 2008, a decrease of $136.5 million or 42.7%. On a constant currency basis, Hudson Asia Pacific’s revenue decreased $99.3 million or 31.1%, for the nine months ended September 30, 2009, compared to the same period of 2008. The revenue decrease of $99.3 million was primarily due to decreases of $49.9 million in contracting revenue and $48.7 million in permanent recruitment. These declines were 23.5% and 54.1% in contracting revenue and permanent recruitment, respectively, compared to the same period of 2008.

The contracting revenue decline of $50 million or 23.6% was all in Australia and New Zealand. We experienced declines in all major sectors of these markets, including financial services, public sector, industrial, and technology. Permanent recruitment declined $34.8 million in Australia and New Zealand. Permanent recruitment was affected by weak economic conditions in both Australia and New Zealand. Longer cycle times for hiring decisions and a greater percentage of hiring being done in-house resulted in a reduced level of demand, particularly early in the year. Increased agency competition for fewer open jobs also resulted in a decrease in average fees.

In Asia, where the entire business is permanent recruitment, revenue declined $13.2 million or 42.4%, for the nine months ended September 30, 2009, compared to the same period of 2008. The majority of revenue in Asia is derived from business with multinational companies. As with other markets, general economic conditions caused a reduction in demand for permanent recruitment services, including widespread hiring freezes particularly early in the year. However, during the third quarter of 2009, we experienced sequential improvement in China and Singapore of 32.5% and 22.9%, respectively, over the second quarter of 2009, as clients, particularly multinational companies, eased hiring freezes implemented in the beginning of the year. The majority of the recruitment is still being done using in-house resources, but demand for the use of recruitment agencies is increasing.

Talent management revenue also showed improvement and increased for the nine months ended September 30, 2009 by $3.5 million or 32%, compared to the same period of 2008, due to the increase in outplacement assignments. However, outplacement services showed signs of slowing in the third quarter of 2009 compared to the first half of 2009 as the economy in Australia showed signs of recovery. However, we have not experienced an increase in assessment and development services which would be typical of a recovering environment.

Hudson Asia Pacific’s direct costs were $114.1 million for the nine months ended September 30, 2009, as compared to $181 million for the same period of 2008, a decrease of $66.9 million or 37.0%. On a constant currency basis, Hudson Asia Pacific’s direct costs decreased $41.5 million or 23%, for the nine months ended September 30, 2009, as compared to the same period of 2008. The decrease in direct costs was primarily due to fewer contractors on billing, a direct result of the factors affecting the revenue as noted above.

Hudson Asia Pacific’s gross margin was $69.2 million for the nine months ended September 30, 2009, as compared to $138.8 million for the same period of 2008, a decrease of $69.6 million or 50.2%. On a constant currency basis, gross margin decreased $57.8 million or 41.6% for the nine months ended September 30, 2009, as compared to the same period of 2008. The majority of the region’s gross margin decline was from the decline in permanent recruitment services of $48.4 million or 53.9% for the nine months ended September 30, 2009, as compared to the same period of 2008. Permanent recruitment gross margin declined primarily due to the declines in Australia, New Zealand and China. As the reduction in permanent recruitment gross margin is driven principally by the permanent recruitment revenue, gross margin declined primarily for the same reasons as the decline in permanent recruitment revenue. Contracting gross margin declined $11.4 million or 30.2%. The entire decline in contracting was in Australia and New Zealand and the decline was partially driven both by a reduction in average bill rates and a decline in billable hours.

Contracting gross margin as a percentage of revenue was 16.2% for the nine months ended September 30, 2009, as compared to 17.8% for the same period of 2008. The decline was primarily driven by lower average bill rates mentioned above. Total gross margin as a percentage of revenue was 36.7% for the nine months ended September 30, 2009 as compared to 43.4% for the same period of 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on gross margin.

Hudson Asia Pacific’s selling, general and administrative expenses were $69.3 million for the nine months ended September 30, 2009, as compared to $119.5 million for the same period of 2008, a decrease of $50.3 million or 42.1%. On a constant currency basis, selling, general and administrative expenses decreased $38.1 million or 31.9% for the nine months ended September 30, 2009, as compared to the same period of 2008. The decrease in selling, general and administrative expenses was primarily due to the implementation of several restructuring actions, including reduction of consultant headcount and management support, consolidation of functions and facilities, and outsourcing of administrative functions including finance and IT. The remaining decreases were primarily attributable to lower commissions and bonuses associated with lower gross margin. Selling, general and administrative expenses, as a percentage of revenue, were 36.9% for the nine months ended September 30, 2009, as compared to 37.4% for the same period of 2008.

Based on the results of the impairment test performed during the second quarter of 2009, the Company recorded a charge of $1.7 million for the impairment of goodwill related to the China reporting unit for the nine months ended September 30, 2009. This amount was for an earn-out payment made on the basis of the 2008 financial results for a business within the China reporting unit that met its required financial targets. However, the financial results and projected cash flows for the China reporting unit were insufficient to support the additional goodwill.

Hudson Asia Pacific incurred $2.4 million of reorganization expenses for the nine months ended September 30, 2009, as compared to $2.0 million for the same period of 2008, an increase of $0.4 million. On a constant currency basis, reorganization expenses increased $1.2 million for the nine months ended September 30, 2009, as compared to the same period of 2008. Reorganization expenses incurred for the nine months ended September 30, 2009 included amounts provided for employee termination benefits primarily in Australia and New Zealand and costs to exit several leases in Australia, New Zealand and China.

Hudson Asia Pacific’s EBITDA was a loss of $1.7 million for the nine months ended September 30, 2009, as compared to positive EBITDA of $20.4 million for the same period of 2008, a decrease of $22.2 million. On a constant currency basis, EBITDA decreased $22.9 million for the nine months ended September 30, 2009, as compared to the same period of 2008. Hudson Asia Pacific’s EBITDA loss, as a percentage of revenue, was 1.1% for the nine months ended September 30, 2009, as compared to positive EBITDA, as percentage of revenue, of 6.4% for the same period of 2008. The decrease in EBITDA was primarily due to the reduced gross margin of $57.8 million, the goodwill impairment charge of $1.7 million and increased reorganization costs of $1.2 million, partially offset by reductions in selling, general and administrative expenses of $38.1 million.

Hudson Asia Pacific’s operating loss was $4.1 million for the nine months ended September 30, 2009, as compared to operating income of $17.3 million for the same period of 2008, a decrease in operating income of $21.4 million. On a constant currency basis, operating income decreased $22.6 million for the nine months ended September 30, 2009, as compared to the same period of 2008. Operating loss, as a percentage of revenue, was 2.4% for the nine months ended September 30, 2009, as compared to operating income, as a percentage of revenue, of 5.4% for the same period of 2008. The decrease in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Corporate and Other

Corporate expenses were $14.3 million for the nine months ended September 30, 2009, as compared to $21.3 million for the same period of 2008, a decrease of $7.0 million or 33%. The decrease in corporate expenses resulted primarily from lower support staff salaries and related expenses, the non-recurrence of litigation awards to former employees in the second quarter of 2008, a reduction in discretionary spending on corporate travel and entertainment and lower professional fees.

Other non-operating income was $0.8 million for the nine months ended September 30, 2009, as compared to $2 million for the same period of 2008, a decrease of approximately $1.2 million. The decrease in non-operating income was primarily due to a decrease of $1.2 million in foreign exchange transaction gains.

Interest expense, net of interest income, was $0.5 million for the nine months ended September 30, 2009, as compared to net interest income of $0.9 million for the same period of 2008, a decrease in interest income of approximately $1.4 million. The decrease in interest income was primarily due to lower interest income received on cash balances at lower interest rates and higher interest expense as a result of increased borrowings under our credit agreement in the current period.

(Benefit) Provision for Income Taxes

The benefit for income taxes was $2.3 million on a $40.3 million loss from continuing operations for the nine months ended September 30, 2009, as compared to a provision of $8.5 million on $11.3 million of income from continuing operations for the same period of 2008. The effective tax rate for the nine months ended September 30, 2009 was 5.7%, as compared to 75.1% for the same period of 2008. The changes in the Company’s effective tax rate for the nine months ended September 30, 2009 as compared to the same period of 2008 resulted primarily from a reduction in the Company’s pre-tax income and the ability to obtain benefits from losses incurred in foreign jurisdictions. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition-related payments and variations from the U.S. tax rate in foreign jurisdictions.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations was $38 million for the nine months ended September 30, 2009, as compared to net income of $2.8 million for the same period of 2008, a decrease in net income from continuing operations of $40.8 million. Basic and diluted loss per share from continuing operations were $1.46 for the nine months ended September 30, 2009, as compared to basic and diluted earnings per share of $0.11 for the same period of 2008.

Net Income from Discontinued Operations

Net income from discontinued operations was $7.8 million for the nine months ended September 30, 2009, as compared to $3.2 million for the same period of 2008, an increase of $4.6 million. The increase was primarily due to the receipt of the final earn-out payment of $11.6 million due the Company as a result of its former Highland Partners executive search business (“Highland”) reporting unit achieving certain 2008 revenue metrics as defined in the sale agreement, partially offset by the losses from discontinued operations in Japan of $2.9 million and Italy of $1.5 million and a $2.8 million gain on sale of BPM for the nine months ended September 30, 2008. Included in the operating losses from Japan and Italy were $1.6 million and $1.3 million, respectively, for employee termination benefits, lease termination payments and other contract termination costs pertaining to the exit of the discontinued operations.

Basic and diluted earnings per share from discontinued operations were $0.3 for the nine months ended September 30, 2009, as compared to $0.13 for the same period of 2008.

Net (Loss) Income

Net loss was $30.2 million for the nine months ended September 30, 2009, as compared to net income of $6.0 million for the same period of 2008, an increase in net loss of $36.2 million. Basic and diluted loss per share was 1.16 for the nine months ended September 30, 2009, as compared to basic and diluted earnings per share of $0.24 for the same period of 2008.

Liquidity and Capital Resources

Cash and cash equivalents totaled $44.5 million and $49.2 million, respectively, as of September 30, 2009 and December 31, 2008. The following table summarizes the cash flow activities for the nine months ended September 30, 2009 and 2008:

	For The Nine Months Ended September 30,
(In millions)	2009	2008
Net cash (used in) provided by operating activities	$(20.6)	$2.9
Net cash provided by investing activities	8.9	6.5
Net cash provided by (used in) financing activities	4.4	(3.5)
Effect of exchange rates on cash and cash equivalents	2.6	(0.8)

Net (decrease) increase in cash and cash equivalents	$(4.7)	$5.1

Cash Flows (used in) provided by Operating Activities

For the nine months ended September 30, 2009, net cash used in operating activities was $20.6 million, compared to net cash provided by operating activities of $2.9 million for the same period of 2008, a decrease in cash provided by operating activities of $23.5 million. The decrease was primarily due to lower net earnings from operations and $15 million in restructuring payments associated with the Company’s business reorganization plans to reduce expenses, partially offset by improved collections.

Cash Flows provided by Investing Activities

For the nine months ended September 30, 2009, net cash provided by investing activities was $8.9 million, compared to $6.5 million for the same period of 2008, an increase of $2.4 million. The primary source of cash from investing activities was the receipt of $11.6 million of proceeds in 2009 from the sale of Highland, the second and final earn out, offset by $1.7 million in earn out payments to TKA and $1.6 million in capital expenditures. In the same period in 2008, the sources of cash from investing activities were the proceeds of $20.9 million related to the sales of BPM, ETS and the first Highland earn out, offset by $6.6 million of earn out payments for TKA and Balance and acquisitions of Propensity and Coread, and $7.8 million in capital expenditures.

Cash Flows provided by (used in) Financing Activities

For the nine months ended September 30, 2009, net cash provided by financing activities was $4.4 million, compared to net cash used in financing activities of $3.5 million for the same period of 2008, an increase in cash provided by financing activities of $7.9 million. The increase was primarily due to an increase in proceeds from net borrowings under our credit agreement of $4.2 million and reductions in cash used to repurchase shares of our common stock.

The Company’s liquidity needs arise primarily from funding working capital requirements and capital investment in information technology and facilities.

Credit Agreement

The Company has a Credit Agreement, as amended (the “Credit Agreement”), with Wells Fargo Foothill, Inc. and another lender that provides the Company with the ability to borrow up to $75 million, including the issuance of letters of credit. The Company’s available borrowings under the Credit Agreement are based on an agreed percentage of eligible accounts receivable less required reserves, principally related to the Company’s North America, U.K. and Australia operations, as defined in the Credit Agreement. The Company must maintain a minimum borrowing base of $25 million. As of September 30, 2009, the Company’s borrowing base was $42.4 million. As of September 30, 2009, the Company had $10.5 million of outstanding borrowings under the Credit Agreement and a total of $4.6 million of outstanding letters of credit issued under the Credit Agreement, resulting in the Company being able to borrow up to an additional $2.3 million after deducting the minimum borrowing base. As of September 30, 2009, the availability under the Credit Agreement was lower than the level the Company had at the end of the third quarter of 2008 due to lower receivables resulting from both the lower level of business compared to prior year and the improved collections during the first nine months of 2009.

The maturity date of the Credit Agreement is July 31, 2012. Borrowings may be made with an interest rate based on the prime rate plus a margin based on borrowing availability or an interest rate based on the LIBOR rate plus a margin based on borrowing availability. The interest rate on outstanding borrowings was 6.75% as of September 30, 2009. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company.

The Credit Agreement contains various restrictions and covenants, including those that (1) prohibit payments of dividends; (2) limit the Company’s capital expenditures to $9 million in 2009 and $11 million per year thereafter; (3) restrict the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; (4) limit dispositions of assets to permitted dispositions in the aggregate not to exceed $15 million per year; (5) limit guarantees of indebtedness; (6) prohibit the Company from making stock repurchases after February 28, 2009; and (7) limit the amount of permitted acquisitions to $10 million per year. The Company was in compliance with all financial covenants under the Credit Agreement as of September 30, 2009.

In October 2008, the Company entered into an overdraft facility in China with the ability to borrow up to $1 million. This overdraft facility expired on September 30, 2009, but was extended through September 30, 2010. The overdraft facility can be used for working capital purposes. Interest on borrowings under the overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points. This rate of interest was 6.86% at September 30, 2009. As of September 30, 2009, there was no outstanding borrowing under the HSBC overdraft facility.

On November 2, 2009, the Company’s Belgium subsidiary entered into a credit agreement that matures in April 2011 and provides the subsidiary with the ability to borrow based on an agreed percentage of accounts receivable related to its operations. Borrowings under this credit agreement may be made with an interest rate based on the One Month Euro Interbank Offered Rate (EURIBOR) plus 2.5%, or about 2.94% at September 30, 2009. Based on receivables outstanding as of September 30, 2009, the maximum borrowings that would have been available under this credit agreement were approximately $2.8 million. As of November 3, 2009, there were no outstanding borrowings under this credit agreement.

The Company expects to continue to use the aforementioned credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are used to support office leases and certain financial obligations.

Liquidity Outlook

The economic decline, which began in 2008, continued through the first half of 2009 and negatively affected all business lines, except for career transition. The rates of decline of revenue in some markets showed signs of slowing in the third quarter of 2009. However, the Company expects that economic conditions will continue to negatively impact its operating results and liquidity for at least the remainder of 2009 and may extend into 2010.

To counteract the negative impact of these economic conditions, the Company initiated a variety of actions to improve our operating efficiencies, conserve cash and maintain liquidity. In the first quarter of 2009, the Company’s Board of Directors (the “Board”) approved a restructuring plan and by May 1, 2009, the Board approved an expansion of the restructuring plan for up to $16 million. On November 3, 2009, the Board approved further restructuring actions, which will increase the total cost of the 2009 Plan to $19 million. The Company initiated these restructuring initiatives to streamline the Company’s support operations and include actions to reduce support functions to match them to the scale of the businesses, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. The actions have already begun to produce cost savings, and the Company expects to produce recurring cost savings through the remainder of 2009 and beyond, through reductions in rent, management costs, lower travel and marketing expenses. The Company expects to make approximately $4 million of cash payments, an amount similar to that of the third quarter of 2009, during the fourth quarter of 2009 related to its restructuring plans.

The Company expects to reduce the level of capital expenditures in 2009 to approximately $4 million, compared to approximately $10.6 million in 2008. We are closely managing our capital spending and will perform capital additions where economically feasible, while continuing to invest strategically for future growth.

The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on cash and cash equivalents on hand at September 30, 2009, supplemented by availability under the Credit Agreement. Cash and cash equivalents totaled $44.5 million as of September 30, 2009. The Company’s near-term cash requirements are primarily related to funding operations, a portion of current and prior year restructuring actions, capital expenditures and $1-1.5 million of contingent payments related to earn-out liabilities for the TKA acquisition during 2010.

The Company believes, however, that the current external market conditions are unprecedented, particularly the limited access to liquidity and economic deterioration. The Company cannot provide assurance that actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05 “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”. ASU No 2009-05 amends Accounting Standards Codification (“ASC”) Subtopic 820-10 “Fair Value Measurements and Disclosures – Overall”, with respect to the fair value measurement of liabilities. ASU No. 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) the quoted price of the identical liability when traded as an asset, (2) the quoted prices for similar liabilities or similar liabilities when traded as assets, and (3) another valuation technique (e.g., a market approach or income approach including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability. ASU No.2009-05 is effective for the first interim or annual period beginning after this ASU’s issuance, which was October 1, 2009. The Company does not currently expect the adoption of ASU No. 2009-05 to have a material impact on its results of operations or financial condition.

In June 2009, the FASB issued ASU No. 2009-01 “Topic 105 - Generally Accepted Accounting Principles - amendments based on - Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.” ASU No. 2009-01 defines the Codification as the single source of authoritative nongovernmental U.S. GAAP that was launched on July 1, 2009. The Codification will be effective for interim and annual periods ending after September 15, 2009, which means that preparers must begin to use the Codification for periods that began on or about July 1, 2009. All existing accounting standard documents are superseded. All other accounting literature not included in the Codification will be considered nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission (“SEC”) guidance that follows the same topical structure in separate sections in the Codification. Effective July 1, 2009, the Company adopted ASU No 2009-01 and the adoption did not have a material impact on its results of operations or financial condition.

In May 2009, the FASB issued ASC Topic 855 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, ASC Topic 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of ASC Topic 855 did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued ASC Topic 820-10-65-4, “Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with ASC Topic 820, ASC Topic 820-10-65-4 amends the disclosure requirement under ASC Topic 820, and requires a reporting entity to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and to also discuss changes in valuation techniques and related inputs, if any during the period. ASC Topic 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted in certain circumstances for periods ending after March 15, 2009. The Company adopted ASC Topic 820-10-65-4 on April 1, 2009 and the adoption did not have a material impact on its results of operations or financial condition.

In November 2008, the FASB issued ASC Topic 350-30, “General Intangibles Other Than Goodwill.” ASC Topic 350-30 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, ASC Topic 350-30 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with ASC Topic 805, “Business Combinations” and ASC Topic 820, “Fair Value Measurements and Disclosures”. ASC Topic 350-30 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The adoption of ASC Topic 350-30 did not have a material impact on the Company’s results of operations or financial condition.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations”. ASC Topic 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination. ASC Topic 805 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC Topic 805 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which was the Company’s fiscal year beginning January 1, 2009. In April 2009, the FASB issued ASC Topic 805-20-25-18A through 25-20B, which amend and clarify the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. ASC Topic 805-20-25-18A through 25-20B clarify that assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. Contingent consideration arrangements of an acquiree assumed by the acquirer as part of a business combination will be accounted for as contingent consideration by the acquirer. ASC Topic 805 also requires a reporting entity to disclose the nature of the contingencies, the amounts recognized at the acquisition date and the measurement basis applied (that is, whether they were recognized at fair value or on a different basis in accordance with ASC 450, “Contingencies”. ASC Topic 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which was the Company’s fiscal year beginning January 1, 2009. The adoption of ASC Topic 805 did not have a material impact on the Company’s results of operations or financial condition as there were no business acquisitions for the nine months ended September 30, 2009.

In December 2007, the FASB issued ASC Topic 810-10-65-1, “Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” ASC Topic 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This ASC requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This ASC also requires disclosure on the face of the consolidated statement of operations, of the amounts of consolidated net income (loss) attributable to the parent and to the non-controlling interest. In addition, this ASC establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. ASC Topic 810-10-65-1 is effective for fiscal periods beginning after December 15, 2008. The adoption of ASC Topic 810-10-65-1 did not have a material impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued ASC Topic 820 “Fair Value Measurement and Disclosures”. In February 2008, FASB issued ASC Topic 820-10-65-4 “Transition related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement 157”. ASC Topic 820-10-65-4 delays the effective date of ASC Topic 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted ASC Topic 820-10-65-4 on January 1, 2009 and the adoption did not have a material impact on its results of operations or financial condition.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 3, 2009 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three and nine months ended September 30, 2009.

Forward-Looking Statements

This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, including the current global economic downturn, (2) the ability of clients to terminate their relationship with the Company at any time, (3) risks in collecting our accounts receivable, (4) implementation of the Company’s cost reduction initiatives effectively, (5) the Company’s history of negative cash flows and operating losses may continue, (6) the Company’s limited borrowing availability under its credit agreement, which may negatively impact its liquidity, (7) restrictions on the Company’s operating flexibility due to the terms of its credit agreement, (8) risks relating to fluctuations in the Company’s operating results from quarter to quarter, (9) risks related to international operations, including foreign currency fluctuations, (10) risks associated with our investment strategy, (11) risks and financial impact associated with dispositions of underperforming assets, (12) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (13) competition in the Company’s markets and the Company’s dependence on highly skilled professionals, (14) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (15) the Company’s dependence on key management personnel, (16) volatility of the Company’s stock price, (17) the impact of government regulations, (18) financial impact of audits by various taxing authorities, and (19) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the nine months ended September 30, 2009, the Company earned approximately 85% of its gross margin outside the U.S., and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the stockholders’ equity section of the Condensed Consolidated Balance Sheets. The translation of the foreign currency into U.S. dollars is reflected as a component of stockholders’ equity and it does not impact our operating results.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2009.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At September 30, 2009, there had not been any material changes to the information related to the Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2009 - July 31, 2009	—	$—	—	$6,792,000
August 1, 2009 - August 31, 2009 (b)	3,883	$2.23	—	$6,792,000
September 1, 2009 - September 30, 2009	—	$—	—	$6,792,000

Total	3,883	$2.23	—	$6,792,000

(a)	On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. The Company has repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. As of March 1, 2009, repurchases of common stock are no longer permitted under the Company’s Credit Agreement.
(b)	Represents restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

Costs Associated with Exit or Disposal Activities—On February 10, 2009, The Company’s Board of Directors (the “Board”) approved a plan to continue to streamline the Company’s operations in each of the Hudson regional businesses in response to the current economic conditions and to align with its focus on specialization (“2009 Plan”). The Company initially obtained approval for $5 million related to 2009 restructuring activities. On April 24, 2009 and May 1, 2009, the Board approved further restructuring actions, which increased the total cost of the 2009 Plan to $16 million. On November 3, 2009, the Board approved further restructuring actions, which will increase the total cost of the 2009 Plan to $19 million. The Company expects to substantially complete the 2009 Plan in 2009. The 2009 Plan includes costs for actions to reduce support functions to match them to the scale of businesses after divestitures ($9 million to $13 million) and to exit underutilized properties ($4 million to $6 million). These costs are principally employee termination benefits, lease termination payments and contract cancellation costs. The Company is taking these actions to reduce costs and increase sustainable, long-term profitability of the Company. The future cash expenditures for the actions described above are anticipated to be paid out primarily during 2009 and will be approximately equal to the estimated costs.

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

Dated: November 3, 2009

	By:	/s/ MARY JANE RAYMOND
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 3, 2009

HUDSON HIGHLAND GROUP, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Hudson Highland Group, Inc. Stock Option Agreement (Employees) (incorporated by reference to Exhibit 4.2 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 dated August 7, 2009 (file No. 333-161171)).

10.2	Form of Hudson Highland Group, Inc. Stock Option Agreement (Directors) (incorporated by reference to Exhibit 4.3 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 dated August 7, 2009 (file No. 333-161171)).

10.3	Form of Hudson Highland Group, Inc. Stock Option Agreement applicable to Jon F. Chait (incorporated by reference to Exhibit 4.4 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 dated August 7, 2009 (file No. 333- 161171)).

10.4	Form of Hudson Highland Group, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 dated August 7, 2009 (file No. 333-161171)).

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.