Form 10-K
period 2009-12-31
HUDSON HIGHLAND GROUP INC
filed 2010-02-23
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit to post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $50,941,000 as of June 30, 2009.

The number of shares of Common Stock, $.001 par value, outstanding as of January 31, 2010 was 26,704,388

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

HUDSON HIGHLAND GROUP, INC.

i

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

The Company is organized into three reportable segments, Hudson Americas, Hudson Europe and Hudson Asia Pacific. These reportable segments constituted approximately 16%, 47% and 37% of the Company’s gross margin, respectively, for the year ended December 31, 2009. The Hudson regional businesses were historically the combination of 67 acquisitions made between 1999 and 2001, which became the eResourcing division of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. Some of the Company’s constituent businesses have operated for more than 20 years. On March 31, 2003, Monster distributed all of the outstanding shares of the Company to its stockholders of record on March 14, 2003 (the “Distribution”). Since the Distribution, the Company has operated as an independent publicly held company, adding one mid-sized and eight smaller acquisitions, and divesting or reorganizing a number of business units after determining that those businesses did not fit the Company’s long-term strategy.

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

Hudson Americas operates from 30 offices in the United States and Canada, with 96% of its 2009 gross margin generated in the United States. Hudson Europe operates from 39 offices in 14 countries, with 41% of its 2009 gross margin generated in the United Kingdom. Hudson Asia Pacific operates from 17 offices in 4 countries, with 66% of its 2009 gross margin generated in Australia.

Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury that are not attributable to the reportable segments.

Discontinued Operations

In the second and first quarters of 2009, the Company exited the markets in Italy and Japan, respectively. The operations in Italy were part of the Hudson Europe reportable segment and the operations in Japan were part of the Hudson Asia Pacific reportable segment.

In the second quarter of 2008, the Company sold substantially all of the assets of Balance Public Management B.V. (“BPM”), a division of Balance Ervaring op Projectbasis, B.V. (“Balance”), a subsidiary of the Company, which was part of the Hudson Europe reportable segment. In the first quarter of 2008, the Company sold substantially all of the assets of its Hudson Americas energy, engineering and technical staffing division (“ETS”), which was part of the Hudson Americas reportable segment.

In the fourth quarter of 2007, the Company sold its Netherlands reintegration subsidiary, Hudson Human Capital Solutions B.V. (“HHCS”), which was part of the Hudson Europe reportable segment, and its Australian blue-collar market’s Trade & Industrial subsidiary (“T&I”), which was part of the Hudson Asia Pacific reportable segment.

In the fourth quarter of 2006, the Company sold its Highland Partners (“Highland”) executive search business, which was a separate reportable segment of the Company.

In accordance with the provisions of Accounting Standards Codification Topic (“ASC”) 205-20-45 “Reporting Discontinued Operations” issued by Financial Accounting Standards Board (“FASB”), the assets, liabilities, and results of operations of the Company’s discontinued operations above were reclassified as discontinued operations for all the periods presented. The gain or loss on sale and results of operations of the disposed businesses were reported in discontinued operations in the relevant periods.

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

The Company’s global marketing and communications function is responsible for brand and marketing strategy, client and candidate lead generation campaigns, public relations and corporate/employee communications. This team closely coordinates with the operational leadership and regional/practice/business unit marketing and sales teams to generate leads, support sales efforts and build a strong brand reputation — both in the external market and within the organization.

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

Clients

The Company’s clients include small to large-sized corporations and government agencies. No one client accounted for more than 5% of total annual revenue in 2009. At December 31, 2009, there were approximately 400 Hudson Americas clients, 3,500 Hudson Europe clients and 2,200 Hudson Asia Pacific clients.

Competition

The markets for the Company’s services and products are highly competitive. There are few barriers to entry, so new entrants occur frequently, resulting in considerable market fragmentation. Companies in this industry compete on price, service quality, new capabilities and technologies, client attraction methods, and speed of completing assignments.

Employees

The Company employs approximately 2,100 people worldwide. In most jurisdictions, our employees are not represented by a labor union or a collective bargaining agreement. The Company regards its relationships with its employees as satisfactory.

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

Item 1A. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Our operations will be affected by global economic fluctuations, including the global economic conditions prevailing during 2009.

Demand for our services fluctuates with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment, as is being experienced at the present time. We have limited flexibility to reduce expenses during economic downturns due to some overhead costs which are fixed in the short-term. Furthermore, we may face increased pricing pressures during economic downturns. During the 2009 economic downturn, many employers in our operating regions reduced their overall workforce to reflect the reduced demand for their products and services. The global weakness impacted virtually all of our markets and, as a result, our 2009 financial results were below the financial results of 2008. Despite indications of improving economic conditions in the later part of 2009, the economic recovery is in its early stages and the potential for further decline in economic activity remains possible. lf this were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

Our revenue can vary because our clients can terminate their relationship with us at any time with limited or no penalty.

We provide professional mid-market staffing services on a temporary assignment-by-assignment basis, which clients can generally terminate at any time or reduce their level of use when compared to prior periods. Our professional recruitment business is also significantly affected by our clients, hiring needs and their views of their future prospects. Clients may, on very short notice, reduce or postpone their recruiting assignments with us and, therefore, affect demand for our services. Given the current economic conditions, many companies may decrease their spending on projects and staffing, including our clients who may terminate or reduce their level of services with us, which could have a material adverse effect on our business, financial condition and results of operations.

We face risks in collecting our accounts receivable.

In virtually all of our businesses, we invoice customers after providing services, which creates accounts receivable. Delays or defaults in payments owed to us could have a significant adverse impact on our business, financial condition and results of operations. Factors that could cause a delay or default include, but are not limited to, business failures, turmoil in the financial and credit markets, and global economic conditions. Given current economic conditions, we are particularly susceptible to delays or defaults in payment by our customers.

We have had periods of negative cash flows and operating losses that may reoccur in the future.

We have experienced negative cash flows and shown operating and net losses in the past. For example, our cash flows from operations were negative during 2009 and we had operating and net losses for the years ended December 31, 2009 and 2008. We cannot provide any assurance that we will have positive cash flows or operating profitability in the future, particularly to the extent the global economy is slow to recover from the global economic downturn. If our revenue declines or if operating expenses exceed our expectations, we may not be profitable and may not generate positive operating cash flows.

We have limited borrowing availability under our credit facilities, which may negatively impact our liquidity.

Extensions of credit under our primary credit facility, as amended (the “Credit Agreement”), with Wells Fargo Foothill Inc. and our lending arrangements in Europe are permitted based on a borrowing base, which is an agreed percentage of eligible accounts receivable, less required reserves, letters of credit and outstanding borrowings. If the amount or quality of our accounts receivable deteriorates, then our ability to borrow under these credit facilities will be directly affected. Our lenders can impose other conditions, such as payroll and other reserves at any time without prior notice to us and these actions would reduce the amounts available to us under the credit facilities. We cannot provide assurance that we will be able to borrow under these credit facilities if we need money to fund working capital or other needs.

If sources of liquidity are not available or if we cannot generate sufficient cash flows from operations, then we may be required to obtain additional sources of funds through additional operating improvements, capital markets transactions, asset sales or financing from third parties, or a combination thereof and, under certain conditions, such transactions could substantially dilute the ownership of existing stockholders. We cannot provide assurance that the additional sources of funds will be available, or if available, would have reasonable terms, particularly in light of current credit market conditions.

Our credit facility restricts our operating flexibility.

Our Credit Agreement contains various restrictions and covenants that restrict our operating flexibility including:

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

In addition, a default or amendment or waiver to our Credit Agreement to avoid a default may result in higher rates of interest and impact our ability to obtain additional borrowings. For example, the amendment to our Credit Agreement that we entered into on December 30, 2008 to eliminate a minimum quarterly EBITDA covenant resulted in higher interest rates and a reduction in the amount that we may borrow under the Credit Agreement. Finally, debt incurred under our Credit Agreement bears interest at variable rates. Any increase in interest expense could reduce the funds available for operations.

Our operating results fluctuate from quarter to quarter and therefore quarterly results cannot be used to predict future periods’ results.

Our operating results fluctuate quarter to quarter primarily due to the vacation periods during the first quarter in the Asia Pacific region and the third quarter in the Americas and Europe regions. Demand for our services is typically lower during traditional national vacation periods when clients are on vacation.

We face risks relating to our international operations.

We conduct operations in more than twenty countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2009, approximately 85% of our gross margin was earned outside of the United States. Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

Regarding the foreign currency risk inherent in international operations, the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our financial statements. In addition, we generally pay operating expenses in the corresponding local currency. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the revenue and income of our operations in addition to economic exposure. Our consolidated U.S. dollar cash balance could be lower because a significant amount of cash is generated outside of the United States. This risk could have a material adverse effect on our business, financial condition and results of operations.

Our investment strategy subjects us to risks.

From time to time, we make investments, including acquisitions, as part of our growth plans. We may not be able to find suitable investments, or the investments we make may not perform as expected because they are dependent on a variety of factors, including our ability to effectively integrate acquired personnel and operations, our ability to sell new products and services, and our ability to retain the clients of acquired firms or gain new clients. Furthermore, we may need to borrow more money from lenders or sell equity or debt securities to the public to finance future investments and the terms of these financings may be adverse to us.

We face risks associated with our dispositions of underperforming or non-core assets.

We have disposed of several non-core businesses since the third quarter of 2006. We have retained liabilities of some of these businesses and may be responsible for certain potential indemnification claims by the purchasers. We may not be able to settle the liabilities at the recorded value in our financial statements and indemnification claims may adversely affect our financial results. Further, we may have risks associated with our ability to effectively restructure our operations following these dispositions.

If we are unable to effectively implement our cost reduction initiatives, including outsourcing, our ability to compete could be adversely impacted and our regional operations could be disrupted.

We have undertaken a series of cost reduction initiatives. In 2009, we initiated a number of structural cost reduction and productivity improvement initiatives in our operations to reduce costs and improve profitability. Our future profitability depends upon our continued success in achieving anticipated cost reductions. The impact of these cost reduction actions on our revenue, operating results and cash flows may be influenced by factors including our ability to successfully complete these ongoing efforts and our ability to generate the level of cost savings we expect or that are necessary to enable us to effectively compete in the staffing industry.

On January 30, 2009, we entered into an agreement with a company located in India to outsource certain back-office processes performed in our Australia and New Zealand regional business. The processes that were outsourced are invoicing, accounts payable, accounts receivable and transactional accounting. The efficient operation of that regional business is dependent on the stability of the Indian political environment. Substantially all of the specially-trained employees at the Indian company are Indian nationals. Because substantially all of the named operations have been transferred, it may not be possible to replace the Indian-based employees in another location, should operations at this Indian company be disrupted. This could impact the operational efficiency of that regional business.

We rely on our information systems, and if we lose that technology or fail to further develop our technology, our business could be harmed.

Our success depends in large part upon our ability to store, retrieve, process, and manage substantial amounts of information, including our client and candidate databases. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or any interruption or loss of our information processing capabilities, for any reason, could harm our business, financial condition and results of operations.

Our markets are highly competitive.

The markets for our services are highly competitive. Our markets are characterized by pressures to reduce prices, provide high levels of service, incorporate new capabilities and technologies and accelerate job completion schedules. Furthermore, we face competition from a number of sources. These sources include other executive search firms and professional search, staffing and consulting firms. Several of our competitors have greater financial and marketing resources than we do. Due to competition, we may experience reduced margins on our products and services, and loss of market share and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition and results of operations could be materially adversely affected.

We have no significant proprietary technology that would preclude or inhibit competitors from entering the mid-market professional staffing contract and consulting markets. We cannot provide assurance that existing or future competitors will not develop or offer services and products that provide significant performance, price, creative or other advantages over our services. In addition, we believe that, with continuing development and increased availability of information technology, the industries in which we compete may attract new competitors. Specifically, the increased use of the Internet may attract technology-oriented companies to the professional staffing industry. We cannot provide assurance that we will be able to continue to compete effectively against existing or future competitors. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to employment-related claims, legal liability and costs from both clients and employers that could adversely affect our business, financial condition or results of operations, and our insurance coverage may not cover all of our potential liability.

We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•	claims of misconduct or negligence on the part of our employees;
•	claims by our employees of discrimination or harassment directed at them, including claims relating to actions of our clients;
•	claims related to the employment of illegal aliens or unlicensed personnel;
•	claims for payment of workers’ compensation claims and other similar claims;
•	claims for violations of wage and hour requirements;
•	claims for retroactive entitlement to employee benefits;
•	claims of errors and omissions of our temporary employees, particularly in the case of professionals;
•	claims by taxing authorities related to our independent contractors and the risk that such contractors could be considered employees for tax purposes;
•	claims related to our non-compliance with data protection laws, which require the consent of a candidate to transfer resumes and other data; and

•	claims by our clients relating to our employees’ misuse of client proprietary information, misappropriation of funds, other misconduct, criminal activity or similar claims.

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

From time to time, we may still incur liabilities associated with pre-spin off activities with Monster. Under the terms of our Distribution Agreement with Monster, these liabilities will be retained by us. If these liabilities are significant, the retained liabilities could have a material adverse effect on our business, financial condition and results of operations.

We depend on our key management personnel.

Our continued success will depend to a significant extent on our senior management, including Jon F. Chait, our Chairman and Chief Executive Officer. The loss of the services of Mr. Chait or one or more key employees could have a material adverse effect on our business, financial condition and results of operations. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could have a material adverse effect on our business, financial condition and results of operations.

If we fail to attract and retain qualified personnel, it may negatively impact our business, financial condition and results of operations.

Our success also depends upon our ability to attract and retain highly-skilled professionals who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. Furthermore, a substantial number of our contractors during any given year may terminate their employment with us and accept regular staff employment with our clients. Competition for qualified professionals with proven skills remains intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to us in sufficient numbers. If we are unable to attract the necessary qualified personnel for our clients, it may have a negative impact on our business, financial condition and results of operations.

There may be volatility in our stock price.

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2009, the market prices of our common stock reported on the NASDAQ Global Market ranged from a high of $5.19 to a low of $0.68. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market generally, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

Government regulations may result in the prohibition, regulation or restriction of certain types of employment services we offer, the imposition of additional licensing or tax requirements, or increase in the number of compliance audits that may reduce our future earnings.

In many jurisdictions in which we operate, the contract staffing industry is heavily regulated. For example, governmental regulations can restrict the length of contracts of contract employees and the industries in which they may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of contract workers.

The countries in which we operate may:

•	create additional regulations that prohibit or restrict the types of employment services that we currently provide;
•	impose new or additional benefit requirements;
•	require us to obtain additional licensing to provide staffing services;
•	impose new or additional visa restrictions on movements between countries;
•	increase taxes, such as sales or value-added taxes, payable by the providers of staffing services; or
•	increase the number of various tax and compliance audits relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, and income, value-added and sales taxes.

Any future regulations that make it more difficult or expensive for us to continue to provide our staffing services may have a material adverse effect on our business, financial condition and results of operations.

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

In February 2005, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock payable upon the close of business on February 28, 2005 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-hundredth ( 1/100th) of a share of our Series A Junior Participating Preferred Stock (“Preferred Shares”) at a price of $60 per one one-hundredth of a Preferred Share, subject to adjustment. These Rights may make the cost of acquiring us more expensive and, therefore, make an acquisition more difficult.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

All of the Company’s operating offices are located in leased premises. Our principal executive office is currently located at 560 Lexington Avenue, New York, New York, where we occupy space under a lease expiring in March 2017.

Hudson Americas operates from 43 leased locations with space of approximately 336,000 aggregate square feet, which includes 2 leased locations with space of approximately 60,000 aggregate square feet, which are shared between the Hudson Americas and corporate functions. Hudson Europe operates from 44 leased locations with approximately 338,000 aggregate square feet, and Hudson Asia Pacific is the lessee of 21 locations with approximately 240,000 aggregate square feet. All leased space is considered to be adequate for the operation of its business, and no difficulties are foreseen in meeting any future space requirements.

Item 3. Legal Proceedings

Hudson Highland Group, Inc. (the “Company”) has been responding to a previously disclosed investigation by the staff of the Division of Enforcement (the “Staff”) of the Securities and Exchange Commission (“SEC”) regarding disclosure of the Company’s North American state sales tax charges and reserves. The total amount of the Company’s past due sales tax liabilities for the seven-year period from 2001 to 2007 was less than $3.9 million. Company clients reimbursed the Company for approximately $450,000 of such liabilities. The Company has settled all of such sales tax matters with, and paid all taxes due to, the respective states. Under the direction of the Company’s Audit Committee, the Company has fully and voluntarily cooperated with the Staff’s requests for information. In May 2009, the Company learned that the Staff intends to recommend that the SEC bring an enforcement action described below relating to an alleged lack of disclosure concerning these sales tax matters in the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006, September 30, 2006 and March 31, 2007 and the Annual Report on Form 10-K for the year ended December 31, 2006. The Company believes that all such sales tax charges and reserves have been reflected in the Company’s financial statements that have been previously filed with the SEC. Furthermore, the Company has already implemented a number of remedial actions and internal control enhancements relating to sales tax matters, which have been operating effectively for over two years. All quarterly and annual financial statements for these periods were reviewed or audited by the Company’s independent auditor at the time.

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

In addition to the matter mentioned above, the Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The following table sets forth certain information, as of February 12, 2010, regarding the executive officers of Hudson Highland Group, Inc.:

Name	Age	Title
Jon F. Chait	59	Chairman and Chief Executive Officer
Mary Jane Raymond	49	Executive Vice President and Chief Financial Officer
Margaretta R. Noonan	52	Senior Human Resources Officer
Richard S. Gray	53	Senior Vice President, Marketing and Communications
Latham Williams	57	Senior Vice President, Legal Affairs and Administration, Corporate Secretary
Frank P. Lanuto	47	Senior Vice President and Corporate Controller
Neil J. Funk	58	Vice President, Internal Audit

The following biographies describe the business experience of our executive officers:

Jon F. Chait has served as Chairman and Chief Executive Officer since the Company was spun off from Monster in March 2003. He joined Monster in October 2002 expressly in contemplation of the spin-off. Prior to joining the Company, Mr. Chait was the Chairman of Spring Group, PLC, a provider of workforce management solutions, from May 2000 through June 2002 and Chief Executive Officer from May 2000 to March 2002. From 1998 through 2000, Mr. Chait founded and acted as Chairman and Chief Executive Officer of Magenta Limited, a developer of web-enabled human resource solutions, which was subsequently sold to Spring Group, PLC. Mr. Chait served as the Managing Director — International Operations of Manpower Inc. from 1995 to July 1998, Chief Financial Officer from August 1993 to 1998, Executive Vice President, Secretary and Director from 1991 to 1998 and Executive Vice President from September 1989 to July 1998 of Manpower International Inc., a provider of temporary employment services. Mr. Chait is also a director of the Marshall and Ilsley Corporation, a bank holding company.

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

Margaretta R. Noonan has served as Senior Human Resources Officer from March 3, 2009. Prior to that, Ms. Noonan served as Executive Vice President and Chief Administrative Officer since February 2005. Prior to that Ms. Noonan served as Executive Vice President, Human Resources since she joined the Company in April 2003. Prior to joining the Company, Ms. Noonan served as Senior Vice President, Global Human Resources and corporate officer of Monster Worldwide, Inc. Prior to joining Monster in 1998, Ms. Noonan was Vice President, Human Resources — Stores, for the Lord & Taylor division of May Department Stores Company, a large retail department store, from February 1997 to May 1998 and was Vice President, Human Resources, of Kohl’s Corporation, a large retail department store, from November 1992 to February 1997.

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

Frank P. Lanuto has served as Senior Vice President and Corporate Controller since November 9, 2009. Prior to that, Mr. Lanuto served as Vice President and Corporate Controller since he joined the Company in June 2008. Prior to joining the Company, Mr. Lanuto served as Executive Vice President and Chief Financial Officer of Initiative Media Worldwide, a subsidiary of The Interpublic Group of Companies. Inc., from September 2005 to March 2008. Prior to that, Mr. Lanuto served as Chief Financial Officer of Publicis Healthcare Communications, from April 2003 to August 2005. Prior to that, he served as Executive Vice President, Corporate Finance of Bcom3 Group, Inc. from December 2001 to March 2003 and Senior Vice President and Director, Group Financial Reporting of Bcom3 Group from May 2000 to November 2001. Mr. Lanuto served in various positions for Omnicom Group Inc. from 1993 to 2000, including Chief Operating Officer and Chief Financial Officer of its Rapp Collins Worldwide (New York office) business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company’s common stock is listed for trading on the NASDAQ Global Market under the symbol “HHGP.” On December 31, 2009, there were approximately 1,022 holders of record of the Company’s common stock.

The following is a list by fiscal quarter of the market prices of the Company’s common stock.

	Market Price
2009	High	Low
Fourth quarter	$5.19	$2.99
Third quarter	$4.04	$1.70
Second quarter	$2.63	$1.09
First quarter	$3.67	$0.68

2008
Fourth quarter	$7.25	$2.00
Third quarter	$11.94	$6.39
Second quarter	$13.00	$8.08
First quarter	$9.78	$5.82

We have never declared or paid cash dividends on our common stock, and we currently do not intend to declare or pay cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors. In addition, the terms of our credit agreement prohibit us from paying dividends and making other distributions.

Issuer Purchases of Equity Securities

The Company’s purchases of its common stock during the fourth quarter of fiscal 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
October 1, 2009 – October 31, 2009	—	$—	—	$6,792,000
November 1, 2009 – November 30, 2009	—	$—	—	$6,792,000
December 1, 2009 – December 31, 2009(b)	2,764	$4.05	—	$6,792,000
Total	2,764	$4.05	—	$6,792,000

(a)	On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. The Company has repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. As of March 1, 2009, repurchases of common stock are no longer permitted under the Company’s credit agreement.
(b)	Represents restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.

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

PERFORMANCE INFORMATION

The following graph compares on a cumulative basis changes since December 31, 2004 in (a) the total stockholder return on the Company’s common stock with (b) the total return on the Russell 2000 Index and (c) the total return on the companies in a peer group selected in good faith by the Company, in each case assuming reinvestment of dividends. Such changes have been measured by dividing (a) the difference between the price per share at the end of and the beginning of the measurement period by (b) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on December 31, 2004 in the Company’s common stock, the Russell 2000 Index and the peer group consisting of Kforce Inc., Manpower, Inc., Spherion Corporation, CDI Corp. and Robert Half International Inc. The returns of each component company in the peer group have been weighted based on each company’s relative market capitalization.

	December 31,
	2004	2005	2006	2007	2008	2009
HHGP	$100.00	$120.56	$115.83	$58.40	$23.26	$32.99
PEER GROUP	$100.00	$112.61	$137.38	$104.22	$68.79	$99.92
RUSSELL 2000 INDEX	$100.00	$103.32	$120.89	$117.57	$76.65	$95.98

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands, Except per Share Data)
Summary of operations:
Revenue	$691,149	$1,079,085	$1,170,061	$1,146,794	$1,114,420
Gross margin	$260,453	$454,986	$496,440	$444,213	$419,699
Business reorganization and integration expense	$18,180	$11,217	$3,575	$6,046	$483
Goodwill and other impairment charges(a)	$1,549	$67,087	$—	$1,300	$—
Depreciation and amortization	$12,543	$14,662	$14,377	$18,196	$16,251
Operating (loss) income	$(49,453)	$(70,783)	$18,995	$(5,828)	$(10,265)
(Loss) income from continuing operations	$(42,953)	$(73,096)	$5,528	$(8,855)	$(16,518)
Income (loss) from discontinued operations, net of income taxes	$2,344	$(1,222)	$9,453	$29,283	$16,720
Net (loss) income	$(40,609)	$(74,318)	$14,981	$20,428	$201
Basic (loss) income per share from continuing operations	$(1.65)	$(2.90)	$0.22	$(0.36)	$(0.74)
Basic net (loss) income per share	$(1.56)	$(2.95)	$0.59	$0.83	$0.01
Diluted (loss) income per share from continuing operations	$(1.65)	$(2.90)	$0.21	$(0.36)	$(0.74)
Diluted net (loss) income per share	$(1.56)	$(2.95)	$0.58	$0.83	$0.01
Other financial data:
Net cash (used in) provided by operating activities	$(26,988)	$11,860	$37,741	$35,867	$(26,298)
Net cash provided by (used in) investing activities	$6,804	$4,196	$(50,837)	$1,881	$(35,715)
Net cash provided by (used in) financing activities	$4,371	$(646)	$4,864	$(28,803)	$75,857
Balance sheet data:
Current assets	$148,366	$194,149	$259,075	$280,107	$279,877
Total assets	$181,944	$230,953	$374,206	$352,182	$347,773
Current liabilities	$86,154	$104,581	$152,426	$167,289	$202,761
Long-term debt, less current portion	$—	$—	$—	$235	$478
Total stockholders’ equity	$76,260	$107,992	$200,115	$171,324	$132,454
EBITDA (loss)(b)	$(35,466)	$(52,852)	$36,795	$13,959	$5,568

(a)	The results for the year ended December 31, 2009 included an impairment charge of $1,669 related to goodwill associated with the Tong Zhi (Beijing) Consulting Service Ltd. and Guangzhou Dong Li Consulting Service Ltd. (collectively, “TKA”) acquisition. The results for the year ended December 31, 2008 included impairment charges related to goodwill of $64,495, a write down of long-term assets of $2,224 and impairment charges related to intangible assets of $368. The results for the year ended December 31, 2006 included an impairment charge of $1,300 related to goodwill associated with the Alder Novo acquisition.

(b)	SEC Regulation S-K 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability. See Note 16 to the Consolidated Financial Statements for further EBITDA segment and reconciliation information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Item 8 of this Form 10-K. This MD&A contains forward-looking statements. Please see note “Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements This MD&A also uses the non-GAAP measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 16 to the Consolidated Financial Statements for EBITDA segment reconciliation information.

Executive Overview

Hudson Highland Group, Inc. (the “Company” or “Hudson,” “we,” “us” and “our”) has operated as an independent publicly traded company since April 1, 2003, when we were spun-off from Monster Worldwide, Inc. (“Monster”). Our businesses are specialized professional staffing services for permanent and contract and talent management services to businesses operating in many industries and in 20 countries around the world. Our largest operations are in the U.S., the U.K. and Australia. We are organized into three reportable segments of Hudson Americas, Hudson Europe and Hudson Asia Pacific. These segments contributed approximately 16%, 47% and 37% of the Company’s gross margin, respectively, for the year ended December 31, 2009. Our management’s primary focus since the spin-off has been to move the Company to profitability, particularly at the level most in the control of the country level operating leaders. We have focused on specialized professional recruitment through our staffing, project solutions and talent management businesses. In doing so, we have sold or discontinued non-core businesses, taken actions to streamline support operations to match the business focus and reduced costs to increase our long-term profitability. We have measured our improvements at the level of gross margin, less selling, general and administrative expenses, and depreciation and amortization.

Recent Economic Events

During 2009, the Company experienced recessionary conditions throughout its operations. By the second half of 2009, the Company began showing encouraging signs of economic recovery in the key markets in which we operate. Macro economic reports have indicated growth in gross domestic product (“GDP”) in the U.S., Australia, China, the U.K. and the 16-nation Euro zone. Reports are forecasting economic growth in 2010 in the range of 1% to 3% for the majority of the developed economies and higher for some of the emerging markets. However, unemployment, traditionally a lagging economic indicator, remains at elevated levels and reached double digits in some markets by the end of 2009.

Our financial results have trended closely to the macro economic data and, during the second half of 2009, we experienced sequential improvement in revenue in the U.K., U.S., China and Singapore. The improvement was led by growth in the banking and financial services sectors in the U.K., a resumption of new legal services projects as the liquidity crisis eased in the U.S. and the easing of hiring restrictions by large multinational clients in China and Singapore as the growth rate in those markets accelerated. In the later part of 2009, Australia, New Zealand and Belgium experienced a reduced rate of decline in revenue and showed signs of more typical seasonal revenue trends. Revenue in the Netherlands was not impacted significantly in 2009 and remained relatively flat compared to 2008 as public sector spending remained stable.

Although the recessionary conditions showed signs of abating in the latter part of 2009, the financial results of the Company for the year ended December 31, 2009 were below the financial results of the prior year in all of our major markets. Business visibility remains relatively low despite early sign of improvement; unemployment could remain at elevated levels well into 2010. These conditions could impact the Company’s financial results in 2010 and, as a result, future financial results may differ from historical performance. See “Liquidity Outlook” for additional information.

Financial Performance

As discussed in more detail in this MD&A, the following financial data present an overview of our financial performance for 2009, 2008 and 2007:

	Year Ended December 31,			Changes (2009 v.s. 2008)	Changes (2008 v.s. 2007)
$ in Millions	2009	2008	2007	Amount	Amount
Revenue	$691.1	$1,079.1	$1,170.1	$(388.0)	$(91.0)
Gross margin	260.5	455.0	496.4	(194.5)	(41.4)
Selling, general and administrative expenses	290.2	447.5	473.8	(157.3)	(26.3)
Business reorganization and integration expenses	18.2	11.2	3.6	7.0	7.6
Goodwill and other impairment charges	1.5	67.1	—	(65.6)	67.1
Operating (loss) income	(49.4)	(70.8)	19.0	21.4	(89.8)
(Loss) income from continuing operations	(43.0)	(73.1)	5.5	30.1	(78.6)
Net (loss) income	$(40.6)	$(74.3)	$15.0	$33.7	$(89.3)
•	Revenue was $691 million for the year ended December 31, 2009, as compared to $1,079 million for 2008, a decrease of $388 million or 36%. Contracting revenue declined $244 million or 32% and permanent recruitment revenue declined $122 million or 51% for the year ended December 31, 2009, compared to 2008. Revenue was $1,079 million for the year end December 31, 2008, as compared to $1,170 million for 2007, a decrease of $91 million or 8%. Contracting revenue declined $50 million or 6% and permanent recruitment revenue declined $34 million or 13% for the year ended December 31, 2008, compared to 2007.
•	Gross margin was $260 million for the year ended December 31, 2009, as compared to $455 million for 2008, a decrease of $195 million or 43%. Permanent recruitment gross margin declined $121 million or 51% and contracting gross margin declined $60 million or 37% for the year ended December 31, 2009, compared to 2008. Gross margin was $455 million for the year ended December 31, 2008, as compared to $496 million for 2007, a decrease of $41 million or 8%. Permanent recruitment gross margin declined $32 million or 12% and contracting gross margin declined $11 million or 6% for the year ended December 31, 2008, compared to 2007
•	Selling, general and administrative expenses were $290 million for the year ended December 31, 2009, as compared to $447 million for 2008, a decrease of $157 million or 35%. Selling, general and administrative expenses were $447 million for the year months ended December 31, 2008, as compared to $474 million for 2007, a decrease of $26 million or 6%.
•	Goodwill and other impairment charges of $2 million were included in the results for the year ended December 31, 2009, as compared $67 million for the same period in 2008 and none for the same period in 2007.

Goodwill and Other Impairment Charges

Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 350-20-35 “Intangibles-Goodwill and Other, Goodwill Subsequent Measurement”, the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value.

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

The primary drivers that resulted in the goodwill impairment charge were the anticipated significant reduction in 2009 revenue, earnings and cash flows with modest expected recovery in 2010 and a reduction in the market price of the Company’s stock.

During the first half of 2009, the Company experienced a continued deterioration in market conditions. Over the course of the first six months of the year, the Company’s stock price declined approximately thirty-five percent as of June 30, 2009 as compared to the stock price as of December 31, 2008. As a result, management performed an interim test for impairment of the $1.7 million additional purchase price payment for its Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd (collectively, “TKA”) acquisition, which was recorded as goodwill at June 30, 2009. The Company concluded that the entire amount of recorded goodwill was impaired and recorded an impairment charge of $1.7 million at the same reporting unit.

Strategic Actions

Our management’s primary focus has been to move the Company to profitability through a focus on specialized professional recruitment through our staffing, project solutions and talent management businesses. We have focused our strategy on higher-margin specialized professional recruitment with a long-term financial goal of 7 – 10% EBITDA margins, which we believe is the measure most within the control of our operating leaders. We believe achievement of these long-term EBITDA margins will generate long-term profitability. We continue to execute this strategy through a combination of delivery of higher margin services, price negotiations, efficient delivery of services, investments, restructuring, acquisitions and divestitures. In doing so, we continue to focus on retaining and maintaining key clients, retaining high performing revenue earners, integrating businesses to achieve synergies, discontinuing non-core businesses, streamlining support operations and reducing costs to achieve the Company’s long-term profitability goals.

To counteract the negative economic conditions worldwide, the Company rapidly reduced its operating costs during 2009. The Company’s Board of Directors (the “Board”) approved a restructuring program during 2009 (“2009 Plan”) for up to $19 million to counteract the ongoing declines in revenue. The Company substantially completed these actions by the end of 2009. For the year ended December 31, 2009, the Company incurred approximately $17 million of expenses in connection with the 2009 Plan. The Company expects these actions will produce recurring cost savings through the 2010 and beyond, resulting in a more efficient operating model going forward. The Company expects to leverage these efficiencies as the economy recovers to improve its long-term profitability.

In April 2008, we acquired certain business assets of Propensity, Ltd., a professional services firm based in Texas specializing in accounting and finance services and providing both contract and permanent recruitment services. In February 2008, we completed the acquisition of the majority of the assets of Executive Coread SARL, a talent management and recruitment company in France. In May 2007, we acquired the business assets of TKA, an information technology recruiting business, which has operations located in three major cities in China.

We expect to continue our review of opportunities to expand our operations in specialized professional recruitment.

Since 2007, we completed the sale of or otherwise discontinued the following non-core businesses to improve our strategic focus:

•	Hudson’s Italy operations (“Italy”) in April 2009 (2008 revenue of $4 million).
•	Hudson’s Japan operations (“Japan”) in March 2009 (2008 revenue of $5 million).

•	Hudson’s public management division (“BPM”) of Balance Ervaring op Projectbasis, B.V. (“Balance”) in May 2008 (2007 revenue of $6 million).
•	Hudson Americas’ energy, engineering and technical staffing division (“ETS”) in February 2008 (2007 revenue of $146 million).
•	The Netherlands’ reintegration business (“HHCS”) in December 2007 (2006 revenue of $19 million).
•	Australia’s trade and industrial business (“T&I”) in October 2007 (2006 revenue of $44 million).
•	Alder Novo, a company that we acquired in January 2006 and subsequently sold, in April 2007 (2006 revenue of $1.4 million).
•	U.K. office support business in January 2007 (2006 revenue of $10 million).

Discontinued Operations

In the second and first quarters of 2009, the Company exited the markets in Italy and Japan, respectively. The operations in Italy were part of the Hudson Europe reportable segment and the operations of Japan were part of the Hudson Asia Pacific reportable segment.

In the second quarter of 2008, the Company sold substantially all of the assets of Balance Public Management B.V. (“BPM”), a division of Balance Ervaring op Projectbasis, B.V. (“Balance”), a subsidiary of the Company, which was part of the Hudson Europe reportable segment. In the first quarter of 2008, the Company sold substantially all of the assets of its Hudson Americas energy, engineering and technical staffing division (“ETS”), which was part of the Hudson Americas reportable segment.

In the fourth quarter of 2007, the Company sold its Netherlands reintegration subsidiary, Hudson Human Capital Solutions B.V. (“HHCS”), which was part of the Hudson Europe reportable segment, and its Australian blue-collar market’s Trade & Industrial subsidiary (“T&I”), which was part of the Hudson Asia Pacific reportable segment.

In the fourth quarter of 2006, the Company sold its Highland Partners (“Highland”) executive search business, which was a separate reportable segment of the Company.

In accordance with the provisions of ASC 205-20-45 “Reporting Discontinued Operations”, the assets, liabilities, and results of operations of the Company’s discontinued operations above were reclassified as discontinued operations for all the periods presented. The gain or loss on sale and results of operations of the disposed businesses were reported in discontinued operations in the relevant periods

Use of EBITDA

Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and result of operations. EBITDA is also considered by management as the best indicator of operating performance and most comparable measure across our regions, because it does not include certain expenses that are generally outside the control of local management. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income or net income prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability. EBITDA, as presented below, is derived from net (loss) income adjusted for (benefit from) provision for income taxes, interest expense (income), and depreciation and amortization. For the year ended December 31, 2009, the Company recorded an EBITDA loss of $35.5 million, which included $18.2 million of restructuring charges. For the year ended December 31, 2008, the Company recorded an EBITDA loss of $52.9 million in 2008, which included non-cash charges of $67.1 million primarily for the impairment of goodwill and intangible assets and write down of other long-term assets. The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in Thousands	2009	2008	2007
Net (loss) income	$(40,609)	$(74,318)	$14,981
Adjusted for income (loss) from discontinued operations, net of income taxes	2,344	(1,222)	9,453
(Loss) income from continuing operations	(42,953)	(73,096)	5,528
Adjustments to (loss) income from continuing operations
(Benefit from) provision for income taxes	(5,750)	6,681	17,519
Interest expense (income), net	694	(1,099)	(629)
Depreciation and amortization	12,543	14,662	14,377
Total adjustments from (loss) income from continuing operations to EBITDA (loss)	7,487	20,244	31,267
EBITDA (loss)	$(35,466)	$(52,852)	$36,795

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

Revenue Recognition

The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Temporary contracting revenue is reported on a gross basis when the Company acts as the principal in the transaction and is at risk for collection in accordance with ASC 605-45, “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent”. The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.

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

ASC 605-45-50-3 and ASC 605-45-50-4, “Taxes Collected from Customers and Remitted to Governmental Authorities” provide that the presentation of taxes on either a gross or net basis is an accounting policy decision. The Company collects various taxes assessed by governmental authorities and records these amounts on a net basis.

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

Income Taxes

We account for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. This standard establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

As of December 31, 2009, we had current net deferred tax assets of $4,883 and non-current net deferred tax assets of $7,028. The calculation of net deferred tax assets assumes sufficient future earnings for the realization of such assets as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance of $152,099 for deferred tax assets where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. Based on our assessments, no additional valuation allowance is required. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time.

ASC 740-10-55-3 “Recognition and Measurement of Tax Positions — a Two Step Process” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In addition, ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

We adopted the provision related to unrecognized tax benefit in accordance with ASC 740-10-25-5 effective January 1, 2007, which resulted in a cumulative adjustment of $3,537 (net of tax effect), which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The cumulative effect of the adjustment consisted of $1,969 for income taxes related to both foreign and U.S. state and local jurisdictions, $671 of interest and $897 of penalties related to uncertain tax benefits. Accrued interest and penalties were $1,568 as of January 1, 2007. The Company had approximately $6,514 and $5,884 of unrecognized tax benefits, excluding interest and penalties of $2,014 and $1,625, which if recognized in the future, would affect the annual effective income tax rate as of December 31, 2009, and 2008, respectively. See Note 11 to the Consolidated Financial Statements for further information regarding unrecognized tax benefits. We elected to continue our historical practice of classifying applicable interest and penalties as a component of the provision for income taxes.

We provide tax reserves for Federal, state, local and international exposures relating to periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. We assess our tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Consolidated Financial Statements. Where applicable, associated interest and penalties have also been recognized. Although the outcome relating to these exposures are uncertain, we believe that our reserves reflect the probable outcome of known tax contingencies. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties which render them inestimable. If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have a material impact on our results of operations.

Contingencies

From time to time in the ordinary course of business, the Company is subject to compliance audits by federal, state, local and foreign government regulatory, tax, and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, and income, value-added and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits, and other complaints from, for example, clients, candidates, suppliers, and landlords for both leased and subleased properties.

Periodic events can also change the number and type of audits, claims, lawsuits or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters. The present economic circumstances have given rise to many news reports and bulletins from clients, tax authorities and other parties about changes in their procedures for audits, payment, plans to challenge existing contracts and other such matters aimed at being more aggressive in the resolution of such matters in their own favor. The Company has appropriate procedures in place for identifying and communicating any matters such as these, whether asserted or likely to be asserted, and it evaluates its liabilities in light of the prevailing circumstances. Changes in the behavior of third parties could cause the Company to change its view of the likelihood of a claim and what might constitute a trend. In the last twelve months, the Company has not seen a marked difference in employee disputes or client disputes, though pressure on fees is increasing. In the same period, the Company has seen an increase in audits by tax authorities. We cannot determine if this is typical at this point in the Company’s history or higher than typical, and in either event, we cannot determine if this is an indication of a trend for our Company given our operations in 20 countries and multiple municipalities. However, we do not expect at this time that such matters will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of December 31, 2009 and 2008. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Goodwill

Under ASC 350-20-35 “Intangibles-Goodwill and Other, Goodwill Subsequent Measurement”, the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value.

ASC 350-20-35 requires a two-step process to identify potential goodwill impairment and to measure the amount of the impairment loss to be recognized, if applicable. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. In contrast, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.

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

To estimate the fair value of a reporting unit, the Company utilized the income approach, a valuation technique which indicates the fair value of the invested capital of a reporting unit based on the value of the cash flows that it is expected to generate in the future. The discounted cash flow method, an application of the income approach, estimates the future cash flows of the reporting unit and discounts these cash flows to their present value equivalents at a rate of return that considers the relative risk of achieving the cash flows and the time value of money. These cash flows indicate the fair value of the invested capital of the reporting unit on a marketable, controlling basis.

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

The Company also considers the market approach, which indicates the fair value of the invested capital of the Company based on the Company’s market capitalization. We use the quoted market price method to estimate the fair value of the Company based on the quoted market price in the active markets (NASDAQ). We estimate the Company’s market capitalization by multiplying the quoted per share market price by the number of shares outstanding. As an additional measure, the Company reconciles the aggregate fair value of all of its reporting units, as determined by the discounted cash flow method, with its total market capitalization to determine the reasonableness of the fair value calculations.

Intangibles and Long-lived Assets

The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the cash flows using its weighted average cost of capital. The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.”

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

Stock-Based Compensation

Under ASC 718 “Compensation — Stock Compensation”, the Company uses the Black-Scholes option pricing model to determine the fair value of its stock options. The Black-Scholes model includes various assumptions, including the expected life of stock options, the expected risk free interest rate and the historic volatility of the Company’s stock price. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. As a result, if other assumptions had been used, total stock-based compensation cost, as determined in accordance with ASC 718 could have been materially impacted. Furthermore, if the Company uses different assumptions for future grants, stock-based compensation cost could be materially impacted in future periods.

The Company determines its assumptions for the Black-Scholes option pricing model in accordance with ASC 718 and Staff Accounting Bulletin (“SAB”) No. 107, “Interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment and certain Securities and Exchange Commission rules and regulations and provides the staffs views regarding the valuation of share-based payment arrangements for public companies”.

•	The expected term of stock options is estimated using the simplified method since the Company currently does not have sufficient stock option exercise history.
•	The expected risk free interest rate is based on the U.S. Treasury constant maturity interest rate which term is consistent with the expected term of the stock options.
•	The expected volatility is based on the historic volatility.

In December 2007, the Securities and Exchange Commission (“SEC”) staff issued SAB No. 110, “Certain Assumptions Used in Valuation Methods — Expected Term”. SAB No.110 allows companies to continue to use the simplified method, as defined in SAB No. 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. We have analyzed the circumstances in which the use of the simplified method is allowed. We have opted to use the simplified method for stock options we granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time the Company’s shares of common stock have been publicly traded.

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

Recent Accounting Pronouncements

In August 2009, the FASB issued ASU No. 2009-05 “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value”. ASU No. 2009-05 amends Accounting Standards Codification (“ASC”) Subtopic 820-10 “Fair Value Measurements and Disclosures — Overall”, with respect to the fair value measurement of liabilities. ASU No. 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) the quoted price of the identical liability when traded as an asset, (2) the quoted prices for similar liabilities or similar liabilities when traded as assets, and (3) another valuation technique (e.g., a market approach or income approach including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability. ASU No. 2009-05 is effective for the first interim or annual period beginning after this ASU’s issuance, which was October 1, 2009. The Company does not currently expect the adoption of ASU No. 2009-05 to have a material impact on its results of operations or financial condition.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01 “Topic 105 —  Generally Accepted Accounting Principles — amendments based on — Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” ASU No. 2009-01 defines the Codification as the single source of authoritative nongovernmental U.S. GAAP that was launched on July 1, 2009. The Codification is effective for interim and annual periods ending after September 15, 2009, which means that preparers were required to begin using the Codification for periods that began on or about July 1, 2009. All existing accounting standard documents are superseded. All other accounting literature not included in the Codification are considered nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. Effective July 1, 2009, the Company adopted ASU No. 2009-01 and the adoption had no material impact on its results of operations or financial condition.

In May 2009, the FASB issued ASC 855 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, ASC Topic 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Effective July 1, 2009, the Company adopted the ASC 855 and the adoption had no impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued ASC 805-20-25-18A through 25-20B, which amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. ASC 805-20-25-18A through 25-20B are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Effective January 1, 2009, the Company adopted ASC 805-20-25-18A through 25-20B and the adoption had no impact on the Company’s results of operations or financial condition.

In November 2008, the FASB issued ASC 350-30, “General Intangibles Other Than Goodwill.” ASC 350-30 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, ASC 350-30 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures”. ASC 350-30 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The adoption of ASC 350-30 had no impact on the Company’s results of operations or financial condition.

Results of Operations

The following table sets forth the Company’s revenue, gross margin, operating (loss) income, (loss) income from continuing operations, net (loss) income, temporary contracting revenue, direct costs of temporary contracting revenue, temporary contracting gross margin, and gross margin as a percentage of revenue for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands). See Note 16 to the Consolidated Financial Statements for EBITDA segment and reconciliation information.

	For the Year Ended December 31,
	2009	2008	2007
Revenue:
Hudson Americas	$161,872	$273,648	$291,525
Hudson Europe	276,975	415,871	469,454
Hudson Asia Pacific	252,302	389,566	409,082
Total	$691,149	$1,079,085	$1,170,061
Gross margin:
Hudson Americas	$40,959	$75,016	$87,494
Hudson Europe	124,162	212,603	233,980
Hudson Asia Pacific	95,332	167,367	174,966
Total	$260,453	$454,986	$496,440
Operating (loss) income:
Hudson Americas	$(14,999)	$(44,441)	$(8,510)
Hudson Europe	(12,813)	(5,285)	24,289
Hudson Asia Pacific	(4,294)	8,441	30,681
Corporate expenses	(17,347)	(29,498)	(27,465)
Total	$(49,453)	$(70,783)	$18,995
(Loss) income from continuing operations	$(42,953)	$(73,096)	$5,528
Net (loss) income	$(40,609)	$(74,318)	$14,981
Temporary contracting data(a):
Temporary contracting revenue:
Hudson Americas	$156,435	$260,632	$267,465
Hudson Europe	182,713	244,257	275,286
Hudson Asia Pacific	182,632	260,831	272,939
Total	$521,780	$765,720	$815,690
Direct costs of temporary contracting:
Hudson Americas	$120,879	$198,396	$202,211
Hudson Europe	145,112	189,639	215,687
Hudson Asia Pacific	152,998	214,718	224,309
Total	$418,989	$602,753	$642,207
Temporary contracting gross margin:
Hudson Americas	$35,556	$62,236	$65,254
Hudson Europe	37,601	54,618	59,599
Hudson Asia Pacific	29,634	46,113	48,630
Total	$102,791	$162,967	$173,483
Gross margin as a percent of revenue:
Hudson Americas	22.7%	23.9%	24.4%
Hudson Europe	20.6%	22.4%	21.6%
Hudson Asia Pacific	16.2%	17.7%	17.8%

(a)	Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

The Company believes that these calculations are a useful measure, indicating the actual change in operations. Earnings from subsidiaries are, at times, repatriated to the U.S., and there are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition. The tables on page 34 and below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands).

	For the Year Ended December 31,
	2009			2008
	As Reported	Currency Translation	Constant Currency	As Reported
Revenue:
Hudson Americas	$161,872	$173	$162,045	$273,648
Hudson Europe	276,975	37,870	314,845	415,871
Hudson Asia Pacific	252,302	21,873	274,175	389,566
Total	691,149	59,916	751,065	1,079,085
Direct costs:
Hudson Americas	120,913	26	120,939	198,632
Hudson Europe	152,813	23,187	176,000	203,268
Hudson Asia Pacific	156,970	14,933	171,903	222,199
Total	430,696	38,146	468,842	624,099
Gross margin:
Hudson Americas	40,959	147	41,106	75,016
Hudson Europe	124,162	14,683	138,845	212,603
Hudson Asia Pacific	95,332	6,940	102,272	167,367
Total	$260,453	$21,770	$282,223	$454,986
Selling, general and administrative(a):
Hudson Americas	$50,960	$189	$51,149	$75,647
Hudson Europe	127,296	16,377	143,673	195,428
Hudson Asia Pacific	94,711	7,290	102,001	147,891
Corporate	17,210	—	17,210	28,499
Total	$290,177	$23,856	$314,033	$447,465

(a)	Selling, general and administrative expenses include the following captions on the Consolidated Statements of Operations: salaries and related, office and general, acquisition-related expenses, marketing and promotion, and depreciation and amortization.

The Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Hudson Americas

Hudson Americas’ revenue was $161.9 million for the year ended December 31, 2009, as compared to $273.7 million for 2008, a decrease of $111.8 million or 40.9%. Of this decline, $104.3 million was in contracting and $7.8 million was in permanent recruitment revenue. These declines were 40% and 58.8%, respectively, compared to 2008.

Revenue in Legal Services contracting, the largest Hudson Americas practice, declined $75 million or 44.1%, and the other contracting areas of IT and Financial Solutions declined $29.2 million or 32.3%. With respect to Legal Services contracting revenue, the 2008 results included revenue attributed to two large projects of approximately $49.9 million that were completed by the end of 2008, about the time large-project initiation was declining. The remainder of the decline in Legal Services contracting revenue, $25.1 million, was primarily due to the initiation of fewer, large scale, new client projects and a lower level of litigation and merger and acquisition activities by clients in the period. The rate of decline in Legal Services contracting revenue was less in the second half of 2009 as compared to the first half of 2009 and Legal Services reported sequential growth in the latter part of the year. Contracting revenue in IT and Financial Solutions declined primarily due to weaker economic conditions. Clients who tend to use these services generally delayed new projects and restricted outside hiring as a cost reduction and cash preservation measure.

Hudson Americas’ direct costs were $120.9 million for the year ended December 31, 2009, as compared to $198.6 million for 2008, a decrease of $77.7 million or 39.1%. The decrease was primarily due to fewer contractors on billing, which was a direct result of the factors affecting the contracting revenue as noted above.

Hudson Americas’ gross margin was $41 million for the year ended December 31, 2009, as compared to $75 million for 2008, a decrease of $34 million or 45.4%. The majority of Hudson Americas’ gross margin decline was from contracting, which declined $26.7 million or 42.9% compared to 2008. The largest portion of the contracting decline was in Legal Services which declined by $16.4 million or 46.8%. The decline in Legal Services gross margin was primarily due to the lower level of demand for these services, underutilization of legal project facilities and approximately a 6% reduction in average bill rates as a result of increased competition. The decline in contracting revenue in IT and Financial Solutions was partially due to a reduction in billable hours, fewer contractors on billing and approximately a 2% reduction in average bill rates as a result of increased pricing pressure from clients.

Contracting gross margin as a percentage of revenue was 22.7% for the year ended December 31, 2009, as compared to 23.9% for 2008. The decline was primarily driven by lower average bill rates, which were down approximately 3%, and underutilization of legal project facilities.

Total gross margin, as a percentage of revenue, was 25.3% for the year ended December 31, 2009, as compared to 27.4% for 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in contracting gross margin as noted above and in permanent recruitment revenue, which has a proportionately greater effect on gross margin.

Hudson Americas’ selling, general and administrative expenses were $51 million for the year ended December 31, 2009, as compared to $75.6 million for 2008, a decrease of $24.6 million or 32.6%. The decrease in selling, general and administrative expenses was partially due to head count reductions resulting from performance management of the consultant staff, lower commissions associated with lower gross margin and lower travel and marketing expenses. The decrease in selling, general and administrative expenses also resulted from restructuring actions, including the reduction of management and support staff and the consolidation of functions and facilities. Hudson Americas’ selling, general and administrative expenses, as a percentage of revenue, were 31.5% for the year ended December 31, 2009, compared to 27.6% for 2008.

Hudson Americas incurred $5.1 million of reorganization expenses during the year ended December 31, 2009, as compared to $3.1 million for 2008, an increase of $2 million. Reorganization expenses incurred during the year ended December 31, 2009 consisted primarily of amounts provided for employee termination benefits and lease termination payments related to the 2009 Plan.

Hudson America’s 2008 results included non-cash charges of $38.2 million, $2.2 million and $0.4 million for the impairment of goodwill, other long-term assets and intangibles, respectively, related to Hudson Americas. There were no impairment charges for the year ended December 31, 2009.

Hudson America’s other non-operating income was $0.9 million for the year ended December 31, 2009, as compared to less than $0.1 million of other non-operating expense for 2008, an increase in other non-operating income of $1 million. The increase was primarily due to an unrealized gain on derivative of $0.5 million in 2009 and an increase of $0.3 million in foreign exchange gains.

Hudson Americas’ EBITDA loss was $9.7 million for the year ended December 31, 2009, compared to $39.9 million for 2008, a decrease in EBITDA loss of $30.2 million. Hudson Americas’ EBITDA loss, as a percentage of revenue, was 6.0% for the year ended December 31, 2009, compared to 14.6% for 2008. The decrease in EBITDA loss was primarily due to the goodwill, intangible assets and other long-term asset impairment charges of $40.8 million in 2008 and reductions in selling, general and administrative expenses of $24.6 million in 2009, partially offset by the reduced gross margin of $34 million in 2009.

Hudson America’s operating loss was $15.0 million for the year ended December 31, 2009, compared to an operating loss of $44.4 million for 2008, a decrease in operating loss of $29.4 million. Operating loss, as a percentage of revenue, was 9.3% for the year ended December 31, 2009, compared to 16.2% for 2008. The decrease in operating loss resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Europe

Hudson Europe’s revenue was $277 million for the year ended December 31, 2009, compared to $415.9 million for 2008, a decrease of $138.9 million or 33.4%. On a constant currency basis, Hudson Europe’s revenue decreased $101 million or 24.3%, for the year ended December 31, 2009, compared to 2008. The revenue decrease of $101 million was primarily due to decreases of $51.3 million in permanent recruitment, $34 million in contracting and $10.4 million in talent management revenue. These declines were 44.1%, 13.9%, and 22.8% in permanent recruitment, contracting and talent management, respectively, compared to 2008.

The majority of the decline in constant currency, or $60.6 million, was in the U.K., where both contracting and permanent recruitment revenue declined compared to 2008. In the U.K., contracting and permanent recruitment revenue declined $33.1 million or 17.2%, and $23.6 million or 43.6%, respectively, for the year ended December 31, 2009, compared to 2008. The revenue declined as a result of general economic weakness, particularly in the financial services sector, and the continued weakness in other professional sectors, which experienced the majority of the job losses in the U.K. In the second half of 2009, however, the U.K. experienced sequential improvement in both contracting and permanent recruitment revenue over the first half of 2009, as clients, particularly in the banking and financial services sectors, eased hiring and budget restrictions implemented in the beginning of the year.

In Continental Europe, permanent recruitment and talent management revenue declined $27.9 million and $7.1 million, respectively, for the year ended December 31, 2009, compared to 2008. In France and Belgium, permanent recruitment revenue declined $11.2 million or 43.2%, and $7.4 million or 41.7%, respectively, for the year ended December 31, 2009, compared to 2008. These markets experienced declines in their major sectors, including real estate and financial services. Permanent recruitment revenue in France did, however, begin to show signs of sequential growth in the later part of 2009. Talent management revenue in Belgium declined $5.8 million or 20.8% for the year ended December 31, 2009, compared to 2008. The majority of the decline was driven by reductions in demand for assessment work in the public and financial services sectors. The decrease was partially offset by an increase in revenue for career guidance services. The economic weakness did not have a major impact on the Netherlands’ contracting revenue as public sector spending remained stable. Contracting revenue declined less than 4% for the year ended December 31, 2009, compared to 2008 and returned to sequential growth by the end of 2009.

Hudson Europe’s direct costs were $152.8 million for the year ended December 31, 2009, as compared to $203.3 million for 2008, a decrease of $50.5 million or 24.8%. On a constant currency basis, Hudson Europe’s direct costs decreased $27.3 million or 13.4% for the year ended December 31, 2009, compared to 2008. The decrease in direct costs was primarily due to fewer contractors on billing and was a direct result of the factors affecting revenue as discussed above.

Hudson Europe’s gross margin was $124.2 million for the year ended December 31, 2009, compared to $212.6 million for 2008, a decrease of $88.4 million or 41.6%. On a constant currency basis, gross margin decreased $73.8 million or 34.7% for the year ended December 31, 2009, compared to 2008. Permanent recruitment gross margin declined $51 million or 44.6% for the year ended December 31, 2009, of which slightly less than half of the decline, or $23.5 million, was in the U.K. Declines in permanent recruitment gross margin in France and Belgium were $11.2 million and $7.3 million, respectively. The declines in the U.K., France and Belgium approximated 44.6%, 43.8% and 41.8%, respectively, for the year ended December 31, 2009, compared to 2008. The decline in permanent recruitment gross margin was generally due to decreased demand for hiring permanent staff and lower average fees. The declines in contracting and talent management gross margin were $11.6 million and $9.2 million, or 21.2% and 23%, respectively, compared to 2008. The vast majority of the decline in contracting was in the U.K. and it was primarily driven by a reduction in billable hours and fewer contractors on billing. The majority of the talent management gross margin decline was in Belgium and it was driven by the same factors affecting revenue as described above.

Contracting gross margin as a percentage of revenue was 20.5% for the year ended December 31, 2009, compared to 22.4% for 2008. The decline was partially driven by a change in client mix towards high volume and IT clients with lower margins in the U.K. Total gross margin as a percentage of revenue was 44.1% for the year ended December 31, 2009, compared to 51.1% for 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on gross margin.

Hudson Europe’s selling, general and administrative expenses were $127.3 million for the year ended December 31, 2009, compared to $195.4 million for 2008, a decrease of $68.1 million or 34.9%. On a constant currency basis, selling, general and administrative expenses decreased $51.8 million or 26.5% for the year ended December 31, 2009, compared to 2008. The decrease in selling, general and administrative expenses was partially due to reductions resulting from performance management of the consultant staff, lower travel and marketing expenses and lower commissions associated with lower gross margin. The decrease in selling, general and administrative expenses also resulted from restructuring actions, including the reduction of management and support staff, the consolidation of functions and the successful negotiations of existing and new leases at lower rates in the fourth quarter of 2008 and in 2009. Selling, general and administrative expenses, as a percentage of revenue, were 45.6% for the year ended December 31, 2009, compared to 47.0% for 2008.

Hudson Europe incurred $9.7 million of reorganization expenses for the year ended December 31, 2009, compared to $2.9 million for 2008, an increase of $6.8 million. On a constant currency basis, reorganization expenses increased $7.8 million for the year ended December 31, 2009, compared to 2008. Reorganization expenses incurred were related to the Company’s 2009 Plan and included amounts provided for employee termination benefits primarily in the U.K., France, Belgium, Spain and Sweden. The expenses also related to the restructuring of the management structure in regional head-office and in local markets, as well as contract cancellation costs and lease termination payments.

Hudson Europe’s 2008 results included a non-cash charge of $19.6 million for the impairment of goodwill related to Hudson Europe. There were no asset impairment charges for the year ended December 31, 2009.

Hudson Europe’s other non-operating expense was $0.5 million for the year ended December 31, 2009, as compared to $2.8 million of other non-operating income for the year ended December 31, 2008, a decrease of $3.3 million in other non-operating income. The decrease was primarily due to a foreign exchange loss of $0.6 million in 2009 and a foreign exchange gain of $2.2 million in 2008.

Hudson Europe’s EBITDA loss was $8.8 million for the year ended December 31, 2009, compared to positive EBITDA of $3.3 million for 2008, a decrease of $12.1 million. On a constant currency basis, EBITDA decreased $14 million for the year ended December 31, 2009, compared to 2008. Hudson Europe’s EBITDA loss, as a percentage of revenue, was 3.4% for the year ended December 31, 2009, compared to positive EBITDA of 0.1% for 2008. The decrease in EBITDA was primarily due to the $73.8 million reduction in gross margin, $7.8 million increase in reorganization costs, partially offset by reductions in selling, general and administrative expenses of $51.8 million and the $19.6 million non-cash charge for the impairment of goodwill in 2008.

Hudson Europe’s operating loss was $12.8 million for the year ended December 31, 2009, compared to $5.3 million for 2008, an increase in operating loss of $7.5 million. On a constant currency basis, operating loss increased $10.2 million for the year ended December 31, 2009, compared to 2008. Operating loss, as a percentage of revenue, was 4.9% for the year ended December 31, 2009, compared to 1.3% for 2008. The increase in operating loss resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $252.3 million for the year ended December 31, 2009, as compared to $389.6 million for 2008, a decrease of $137.3 million or 35.2%. On a constant currency basis, Hudson Asia Pacific’s revenue decreased $115.4 million or 29.6% for the year ended December 31, 2009, compared to 2008. The revenue decrease of $115.4 million was primarily due to decreases of $60.7 million in contracting revenue and $53 million in permanent recruitment revenue. These declines were 23.3% and 49.4% in contracting and permanent recruitment revenue, respectively, compared to 2008. Talent management revenue increased $2.9 million or 20.3% for the year ended December 31, 2009, compared to 2008.

The entire decline of $60.7 million in contracting revenue occurred in Australia and New Zealand. We experienced declines in major sectors of these markets including financial services, public works, industrial, technology, and mining and resources due to the recessionary economic conditions. Permanent recruitment revenue declined $39.1 million in Australia and New Zealand partially due to reduced demand for permanent recruitment services in a weaker economic environment and partially to a decrease in fees on permanent placements. However, the rate of decline in revenue was less in the second half of 2009, as compared to the first half of 2009. Talent management revenue increased primarily due to the increase in demand for outplacement services as companies reduced the size of their work forces earlier in the year.

In Asia, where the entire business is permanent recruitment, revenue declined $13.3 million or 34.5% for the year ended December 31, 2009, compared to 2008. As with other markets, general economic conditions caused a reduction in demand for permanent recruitment services, including widespread hiring freezes early in the year. The majority of revenue in Asia is derived from multinational clients, and during the second half of 2009, we experienced sequential improvement in revenue in China and Singapore over the first half of 2009 as these clients eased hiring restrictions implemented in the beginning of the year. Although the majority of recruitment needs in the region continue to be met using in-house resources, demand is increasing for recruitment agency services.

Hudson Asia Pacific’s direct costs were $157 million for the year ended December 31, 2009, as compared to $222.2 million for 2008, a decrease of $65.2 million or 29.4%. On a constant currency basis, Hudson Asia Pacific’s direct costs decreased $50.3 million or 22.6%, for the year ended December 31, 2009, compared to 2008. The decrease in direct costs was primarily due to fewer contractors on billing, a direct result of the factors affecting revenue as noted above.

Hudson Asia Pacific’s gross margin was $95.3 million for the year ended December 31, 2009, compared to $167.4 million for 2008, a decrease of $72.1million or 43%. On a constant currency basis, gross margin decreased $65.1 million or 38.9% for the year ended December 31, 2009, compared to 2008. The majority of the region’s gross margin decline was from the decline in permanent recruitment services of $52.8 million or 49.2% for the year ended December 31, 2009, compared to 2008. Permanent recruitment gross margin declined primarily due to the declines in Australia, New Zealand and China. Permanent recruitment gross margin declined primarily for the same reasons as the decline in permanent recruitment revenue. Contracting gross margin declined $13.7 million or 29.7%. The entire decline in contracting was in Australia and New Zealand and the decline was driven by a reduction in billable hours and fewer contractors on billing.

Contracting gross margin as a percentage of revenue was 16.2% for the year ended December 31, 2009, compared to 17.7% for 2008. The decline was partially driven by increased pricing pressure mentioned above. Total gross margin as a percentage of revenue was 37.3% for the year ended December 31, 2009, compared to 43% for 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on gross margin.

Hudson Asia Pacific’s selling, general and administrative expenses were $94.7 million for the year ended December 31, 2009, compared to $147.9 million for 2008, a decrease of $53.2 million or 36%. On a constant currency basis, selling, general and administrative expenses decreased $45.9 million or 31% for the year ended December 31, 2009, compared to 2008. The decrease in selling, general and administrative expenses was primarily attributable to lower commissions and bonuses associated with lower gross margin and lower travel and marketing expenses. The decrease also resulted from restructuring actions, including reduction of consultant headcount and management support, consolidation of functions and facilities and outsourcing of administrative functions including finance and IT. Selling, general and administrative expenses, as a percentage of revenue, were 37.2% for the year ended December 31, 2009, compared to 38% for 2008.

In 2009, the Company recorded a non-cash charge of $1.7 million for the impairment of goodwill related to its China reporting unit. This amount was for an earn-out payment linked to the 2008 financial results for a business within the China reporting unit that achieved its required financial targets. However, the financial results and projected cash flows for the total China reporting unit were insufficient to support the additional goodwill. The 2008 results included a non-cash charge of $6.7 million also related to the impairment of goodwill at the Company’s China reporting unit.

Hudson Asia Pacific incurred $3.2 million of reorganization expenses for the year ended December 31, 2009, compared to $4.3 million for 2008, a decrease of $1.1 million. On a constant currency basis, reorganization expenses decreased $0.5 million for the year ended December 31, 2009, compared to 2008. Reorganization expenses incurred for the year ended December 31, 2009 included amounts provided for employee termination benefits primarily in Australia and New Zealand and costs to exit several leases in Australia, New Zealand and China.

Hudson Asia Pacific’s other non-operating income was $0.9 million for the year ended December 31, 2009, as compared to $0.6 million for the year ended December 31, 2008, an increase of $0.3 million. The increase was primarily due to an increase in government assistance grant in our China operations in 2009.

Hudson Asia Pacific’s EBITDA loss was less than $0.1 million for the year ended December 31, 2009, compared to positive EBITDA of $13.1 million for 2008, a decrease of $13.1 million. On a constant currency basis, EBITDA decreased $13.7 million for the year ended December 31, 2009, compared to 2008. Hudson Asia Pacific’s EBITDA loss, as a percentage of revenue, was 0.2% for the year ended December 31, 2009, compared to positive EBITDA, as percentage of revenue, of 3.4% for 2008. The decrease in EBITDA was primarily due to the reduced gross margin of $65.1 million, partially offset by reductions in selling, general and administrative expenses of $45.9 million and decrease in goodwill impairment charges of $5 million.

Hudson Asia Pacific’s operating loss was $4.3 million for the year ended December 31, 2009, as compared to operating income of $8.4 million for 2008, a decrease in operating income of $12.7 million. On a constant currency basis, operating income decreased $13.7 million for the year ended December 31, 2009, compared to 2008. Operating loss, as a percentage of revenue, was 1.9% for the year ended December 31, 2009, as compared to operating income, as a percentage of revenue, of 2.2% for 2008. The decrease in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Corporate and Other

Corporate expenses were $17.2 million for the year ended December 31, 2009, as compared to $28.5 million for 2008, a decrease of $11.3 million or 39.6%. This decrease was primarily due to lower professional fees of $4.4 million, decreases in support staff compensation of $2.8 million, other office and administrative costs of $2.7 million and travel related expenses of $0.7 million.

Interest expense, net of interest income was $0.7 million for the year ended December 31, 2009, as compared to net interest income of $1.1 million for 2008, a decrease in interest income of $1.8 million. The decrease in interest income was primarily due to lower interest income received on cash balances at lower interest rates and higher interest expense as a result of increased borrowings under our credit agreement in 2009.

(Benefit from) Provision for Income Taxes

The benefit from income taxes for the year ended December 31, 2009 was $5.8 million on a $48.7 million loss from continuing operations, as compared to a provision for income taxes of $6.7 million on a $66.4 million loss from continuing operations for 2008. The effective tax rate for the year ended December 31, 2009 was 11.8%, as compared to negative 10.1% for 2008.

The changes in the Company’s effective tax rate resulted primarily from the Company’s ability to recognize income tax benefits from losses incurred in certain foreign jurisdictions that have historically been profitable. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on U.S. and foreign losses of $8.1 million, state and local taxes of $0.1 million, non-deductible goodwill impairment charges of $0.6 million, other non-deductible expenses of $1.5 million and variations from the U.S. tax rate in foreign jurisdictions of $1 million. The Company’s effective tax rate will change from year to year based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local taxes, and tax audit settlements.

Net Loss from Continuing Operations

Net loss from continuing operations was $43 million for the year ended December 31, 2009, as compared to $73.1 million for 2008, a decrease in net loss of $26.1 million. Basic and diluted loss per share from continuing operations was $1.65 for the year ended December 31, 2008, as compared to $2.9 for 2008.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations was $2.3 million for year ended December 31, 2009, as compared to net loss from discontinued operations of $1.2 million for 2008, an increase of $3.5 million. The increase was primarily due to the receipt of the final earn-out payment of $11.6 million due the Company as a result of its former Highland Partners executive search business (“Highland”) reporting unit achieving certain 2008 revenue metrics as defined in the sale agreement, partially offset by the provision for income taxes from the gain of the final earn out payment above of $4 million, and the losses from discontinued operations in Japan of $2.9 million and Italy of $1.6 million.

Basic and diluted earnings per share from discontinued operations were $0.09 for the year ended December 31, 2009, as compared to basic and diluted loss per share from discontinued operations of $0.05 for 2008.

Net (Loss) Income

Net loss was $40.6 million for the year ended December 31, 2009, as compared to $74.3 million for 2008, a decrease of $33.7 million. Basic and diluted loss per share were $1.56 for the year ended December 31, 2009, as compared to $2.95 for 2008.

The Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

	For the Year Ended December 31,
	2008			2007
	As Reported	Currency Translation	Constant Currency	As Reported
Revenue:
Hudson Americas	$273,648	$(85)	$273,563	$291,525
Hudson Europe	415,871	6,831	422,702	469,454
Hudson Asia Pacific	389,566	(8,854)	380,712	409,082
Total	1,079,085	(2,108)	1,076,977	1,170,061
Direct costs:
Hudson Americas	198,632	(6)	198,626	204,031
Hudson Europe	203,268	9,096	212,364	235,474
Hudson Asia Pacific	222,199	(3,436)	218,763	234,116
Total	624,099	5,654	629,753	673,621
Gross margin:
Hudson Americas	75,016	(79)	74,937	87,494
Hudson Europe	212,603	(2,265)	210,338	233,980
Hudson Asia Pacific	167,367	(5,418)	161,949	174,966
Total	$454,986	$(7,762)	$447,224	$496,440
Selling, general and administrative(a):
Hudson Americas	$75,647	$(111)	$75,536	$95,512
Hudson Europe	195,428	(1,566)	193,862	207,254
Hudson Asia Pacific	147,891	(4,190)	143,701	144,301
Corporate	28,499	—	28,499	26,803
Total	$447,465	$(5,867)	$441,598	$473,870

(a)	Selling, general and administrative expenses include the following captions on the Consolidated Statements of Operations: salaries and related, office and general, acquisition-related expenses, marketing and promotion, and depreciation and amortization.

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

Hudson Americas’ other non-operating expense was insignificant for the years ended December 31, 2008 and 2007.

Hudson Americas’ EBITDA was a loss of $39.9 million for the year ended December 31, 2008, as compared to a loss of $4.2 million for 2007, an increase in EBITDA loss of $35.7 million. The increase in EBITDA loss resulted primarily due to the goodwill, intangible assets and other long-term asset impairment charges of $40.8 million, as described above. Hudson Americas’ EBITDA loss as a percentage of revenue increased to 14.6% for the year ended December 31, 2008, compared to 1.4% for 2007.

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

Hudson Europe

Hudson Europe’s revenue was $415.9 million for the year ended December 31, 2008, as compared to $469.5 million for 2007, a decrease of $53.6 million (11.4%). On a constant currency basis, Hudson Europe’s revenue decreased $46.8 million (10%), during the year ended December 31, 2008, as compared to 2007. The largest decrease in revenue, as measured in constant currency, was $26.3 million (11.3%) from temporary contracting in the U.K. followed by $23.6 million (29.2%) from permanent recruitment services in the U.K. These decreases were partially offset by increases in temporary contracting revenue of $6.4 million (15.3%) and talent management consulting services revenue of $1.8 million (5.2%) in Continental Europe. The increases in Continental Europe were primarily due to increases in France of $3.6 million (13.0%), the Netherlands of $3.0 million (7.1%) and Belgium of $1.6 million (3.4%). The increase in France was the result of increased branding, practice specialization and commercial wins with large clients, as well as the successful integration of the Coread Talent Management Business following its February 2008 acquisition. The increase in the Netherlands was the result of continued demand in the public sector for Hudson Europe’s services, mainly in the technical and infrastructure engineering areas.

Hudson Europe’s direct costs were $203.3 million for the year ended December 31, 2008, as compared to $235.5 million for 2007, a decrease of $32.2 million (13.7%). On a constant currency basis, direct costs decreased $23.1 million (9.8%), for the year ended December 31, 2008, as compared to 2007. The decrease in direct costs, as measured in constant currency, was consistent with the decrease in contracting revenue, primarily in the U.K. of $23.6 million.

Hudson Europe’s gross margin was $212.6 million for the year ended December 31, 2008, as compared to $234 million for 2007, a decrease of $21.4 million (9.1%). On a constant currency basis, gross margin decreased $23.6 million (10.1%), during the year ended December 31, 2008, as compared to 2007. As measured in constant currency, Hudson Europe’s gross margin, as a percentage of revenue, remained at 49.8% for the years ended December 31, 2008 and 2007.

Hudson Europe’s selling, general and administrative expenses were $195.4 million for the year ended December 31, 2008, as compared to $207.3 million for 2007, a decrease of $11.8 million (5.7%). On a constant currency basis, selling, general and administrative expenses decreased $13.3 million (6.5%), for the year ended December 31, 2008, as compared to 2007. As measured in constant currency, Hudson Europe’s selling, general and administrative expenses, as a percentage of revenue, were 45.9% for the year ended December 31, 2008, compared to 44.2% for 2007. The decrease in selling, general and administrative expenses, as measured in constant currency, was driven primarily by lower sales staff compensation of $9.7 million (7.8%), travel and entertainment costs of $1.8 million (29.6%), and marketing and promotional expenses of $1.1 million (11.5%). These decreases were partially offset by an increase in support staff compensation of $1.8 million (9.7%). Lower sales staff compensation was the result of a reduction in fee earner headcount and lower bonus payments driven by the lower level of business. Support staff compensation increased due to transitional management arrangements in the Netherlands, additional operational management in the U.K. and regional European personnel.

Hudson Europe incurred $2.9 million of reorganization expenses during the year ended December 31, 2008, as compared to $2.4 million for 2007. Reorganization expenses incurred during the year ended December 31, 2008 included severance costs and costs for the reorganization of certain support functions related to the Company’s 2008 reorganization program.

Based on the results of the annual impairment test that was commenced on October 1, 2008 and updated through December 31, 2008, the Company recorded, for 2008, a non-cash charge of $19.6 million for the impairment of goodwill related to Hudson Europe.

Hudson Europe’s other non-operating income was $2.8 million for the year ended December 31, 2008, as compared to $3.3 million for the year ended December 31, 2007, a decrease of $0.5 million. Included in the 2008 results were $2.2 million of foreign exchange gains. The 2007 result primarily consisted of a gain on the sales of U.K. office and support service business.

Hudson Europe’s EBITDA was $3.3 million for the year ended December 31, 2008, as compared to EBITDA of $33.6 million for 2007. On a constant currency basis, EBITDA decreased $32.3 million for the year ended December 31, 2008, as compared to 2007. As measured in constant currency, Hudson Europe’s EBITDA, as a percentage of revenue, was 0.3% for the year ended December 31, 2008, compared to 7.2% for 2007. The decrease in EBITDA, as measured in constant currency, resulted primarily from the $19.6 million impairment of goodwill and a $9.0 million reduction in EBITDA in the U.K for the reasons discussed above.

Hudson Europe’s operating loss was $5.3 million for the year ended December 31, 2008, as compared to operating income of $24.3 million for 2007. On a constant currency basis, operating income decreased $32.7 million for the year ended December 31, 2008, as compared to 2007. Hudson Europe’s operating loss, as a percentage of revenue, was 2.0% for the year ended December 31, 2008, compared operating income as a percentage of revenue of 5.3% for 2007. The decrease in operating income, as measured in constant currency, resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Asia Pacific

Hudson Asia Pacific’s revenue was $389.6 million for the year ended December 31, 2008, as compared to $409.1 million for 2007, a decrease of $19.5 million (4.8%). On a constant currency basis, Hudson Asia Pacific’s revenue decreased $28.4 million (6.9%), during the year ended December 31, 2008, as compared to 2007. Australia accounted for the largest decrease in revenue, as measured in constant currency, which principally resulted from decreases in contracting revenue of $7.3 million (3.5%), permanent recruitment services of $6.0 million (9.1%) and talent management consulting service of $2.8 million (19.1%). The decreases in Australia were primarily due to our withdrawal from low margin business, lower demand earlier in the year for outplacement services and weaker economic conditions. New Zealand’s contracting and permanent recruitment revenues decreased by $7.8 million (12.7%) and $2.6 million (21.3%), respectively, primarily attributed to declining economic conditions in the latter part of 2008.

Hudson Asia Pacific’s direct costs were $222.2 million for the year ended December 31, 2008, as compared to $234.1 million for 2007, a decrease of $11.9 million (5.1%). On a constant currency basis, direct costs decreased $15.4 million (6.6%) for the year ended December 31, 2008, as compared to 2007. The decrease in direct costs was consistent with the decrease in contracting revenue as noted above.

Hudson Asia Pacific’s gross margin was $167.4 million for the year ended December 31, 2008, as compared to $175 million for 2007, a decrease of $7.6 million (4.4%). On a constant currency basis, gross margin decreased $13 million (7.4%) for the year ended December 31, 2008, as compared to 2007. As measured in constant currency, gross margin, as a percentage of revenue, was 42.5% for the year ended December 31, 2008, compared to 42.8% for 2007. The decrease in gross margin resulted primarily from the larger decline in permanent recruitment revenue compared to temporary contracting revenue in Australia of $5.8 million (8.9%) related to permanent recruitment service. Decreases in New Zealand’s permanent recruitment services and contract services of $2.6 million (21.2%) and $1.9 million (16.5%), respectively, also contributed to the decline in gross margin. Gross margin in Asia remained flat when compared to 2007.

Hudson Asia Pacific’s selling, general and administrative expenses were $147.9 million for the year ended December 31, 2008, compared to $144.3 million for 2007, an increase of $3.6 million (2.5%). On a constant currency basis, selling, general and administrative expenses decreased $0.6 million (0.4%) for the year ended December 31, 2008, as compared to 2007. Selling, general and administrative expenses, as a percentage of revenue, were 37.7% for the year ended December 31, 2008, compared to 35.3% for 2007. The decrease in selling, general and administrative expenses was less than proportional to the decline in gross margin as a result of certain investments made earlier in the year, including a new office in Beijing.

Hudson Asia Pacific incurred $4.3 million of reorganization expenses during the year ended December 31, 2008, as compared to none for 2007. Reorganization expenses incurred during the year ended December 31, 2008 included severance costs and contract termination costs related to the Company’s 2008 reorganization program.

Based on the results of the annual impairment test that was commenced on October 1, 2008 and updated through December 31, 2008, the Company recorded, for 2008, a non-cash charge of $6.7 million for the impairment of goodwill related to Hudson Asia Pacific.

Hudson Asia Pacific’s other non-operating income was $0.6 million for the year ended December 31, 2008, as compared to $0.2 million for the year ended December 31, 2007, an increase of $0.4 million in other non-operating income. The increase was primarily due the receipt of a government assistance grant in our China operations in 2008. In 2007, we did not receive a similar government assistance grant.

Hudson Asia Pacific’s EBITDA was $13.1 million for the year ended December 31, 2008, compared to $34.6 million for 2007, a decrease of $21.5 million or 63.7%. On a constant currency basis, EBITDA decreased $22.6 million, or 65.4%, for the year ended December 31, 2008, compared to 2007. EBITDA, as a percentage of revenue, was 3.1% for the year ended December 31, 2008, compared to 8.5% for 2007. The decrease in EBITDA was primarily due to reduced business levels as described above, the goodwill impairment charge of $6.7 million and reorganization charges of $4.3 million.

Hudson Asia Pacific’s operating income was $8.4 million for the year ended December 31, 2008, as compared to $30.7 million for 2007, a decrease of $22.2 million (72.5%). On a constant currency basis, operating income decreased $23.3 million for the year ended December 31, 2008, compared to 2007. Operating income, as a percentage of revenue, was 1.9% for the year ended December 31, 2008, compared to 7.5% for 2007. The decrease in operating income, as measured in constant currency, resulted primarily from the same factors as discussed above with respect to EBITDA.

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

Interest income, net was $1.1 million for the year ended December 31, 2008, compared to $0.6 million for 2007. The increase was primarily due to the Company’s lower borrowings under its credit facility during the year ended December 31, 2008, compared to 2007, resulting in reduced interest expense.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2008 was $6.7 million on a $66.4 million loss from continuing operations, as compared to a provision of $17.5 million on $23 million of income from continuing operations for 2007. The effective rate differs from the statutory rate due to the tax impact of U.S. and foreign tax losses for which the Company receives no benefit of $17.0 million, nondeductible goodwill impairment charges of $9.3 million, tax benefit related to foreign income of $0.1 million, other nondeductible expenses of $4.4 million and a net benefit for state and local taxes of $0.7 million. Our effective rate will change from year to year based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local taxes, and tax audit settlements. The effective rate for income taxes was negative 10.1% for the year ended December 31, 2008, as compared to 76% for 2007.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations was $73.1 million for the year ended December 31, 2008, as compared to a net income of $5.5 million for 2007. The net loss for the year ended December 31, 2008 included non-cash charges of $67.1 million related to impairment of goodwill and intangible assets and a write down of long-term assets. Basic and diluted loss per share from continuing operations were $2.9 for the year ended December 31, 2008, as compared to basic and diluted earnings per share of $0.22 and 0.21, respectively, for 2007.

Discontinued Operations

Net loss from discontinued operations was $1.2 million for the year ended December 31, 2008 and related principally to ETS, Japan, and Italy. Included in this amount were operating losses from discontinued operations of $8.1 million, which included charges of $2.8 million primarily for the settlement of retained liabilities of ETS, as well as the cost of final liquidation of the Highland entities of $1.9 million. Net operating loss from discontinued operations was partially offset by net income from Highland and BPM. Included in this amount was $5.4 million of gains on sale consisting principally of $3.4 million for Highland due to its achievement of certain 2007 metrics as defined in the sale agreement and a $2.7 million gain on the sale of BPM, partially offset by a $0.7 million loss on sale of ETS. Net loss from discontinued operations was also impacted by an income tax benefit of $3.3 million principally associated with the wind down of the Highland business. Net income from discontinued operations was $9.5 million for the year ended December 31, 2007. Basic and diluted loss per share from discontinued operations were $0.05 for the year ended December 31, 2008, as compared to basic and diluted earnings per share of $0.37 for 2007.

Net (Loss) Income

Net loss was $74.3 million for the year ended December 31, 2008, compared to net income of $15.0 million for 2007. Basic and diluted loss per share were $2.95 for the year ended December 31, 2008 compared to basic earnings per share of $0.59 and diluted earnings per share of $0.58 for the year ended December 31, 2007.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from funding working capital requirements and capital investments in information technology and facilities.

Cash flows

(In Millions)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Net cash (used in) provided by operating activities	$(27.0)	$11.9	$37.7
Net cash provided by (used in) investing activities	6.8	4.2	(50.8)
Net cash provided by (used in) financing activities	4.4	(0.7)	4.9
Effect of exchange rates on cash and cash equivalents	2.7	(5.4)	2.8
Net (decrease) increase in cash and cash equivalents	$(13.1)	$10.0	$(5.4)

The Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Cash Flows (Used in) Provided by Operating Activities

For the year ended December 31, 2009, net cash used in operating activities was $27 million, compared to net cash provided by operating activities of $11.9 million for 2008, a decrease in net cash provided by operating activities of $38.8 million. The decrease was primarily due to lower net earnings from operations and $18.7 million in restructuring payments associated with the Company’s business reorganization plans to reduce expenses, partially offset by lower expenses and greater collections as revenue declined.

Cash Flows Provided by Investing Activities

For the year ended December 31, 2009, net cash provided by investing activities was $6.8 million, compared to $4.2 million for 2008, an increase of $2.6 million. The primary source of net cash from investing activities was the receipt of the final earn out payment of $11.6 million in 2009 from the sale of Highland, offset by an earn out payment to TKA of $1.7 million and capital expenditures of $3.7 million. In 2008, the sources of cash from investing activities were the proceeds of $20.9 million related to the sales of BPM and ETS and the first earn out payment from Highland, offset by $6.6 million of aggregate earn out payments to TKA and Balance and the acquisitions of Propensity and Coread, and $10.6 million in capital expenditures.

Cash Flows Provided by (Used in) Financing Activities

For the year ended December 31, 2009, net cash provided by financing activities was $4.4 million, compared to net cash used in financing activities of $0.7 million for 2008, an increase in net cash provided by financing activities of $5 million. The increase was primarily due to a $6.8 million reduction on repurchases of shares of our common stock, partially offset by $1.7 million less of cash proceeds from the exercise of stock options.

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

Shelf Registrations

The Company filed a shelf registration with the Securities and Exchange Commission (“SEC”) in 2004 to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired.

In December 2009, the Company filed a shelf registration with the SEC to enable it to issue up to $30 million equivalent of securities or combinations of the securities. The type of securities permitted for offering under the shelf registration are debt securities, common stock, preferred stock, warrants, stock purchase contracts and stock purchase units. The SEC declared the registration statement effective as of December 18, 2009.

Credit Agreements

The Company has a primary credit facility, as amended (the “Credit Agreement”), with Wells Fargo Foothill, Inc. and another lender that provides the Company with the ability to borrow up to $75 million, including the issuance of letters of credit. The Company’s available borrowings under the Credit Agreement are based on an agreed percentage of eligible accounts receivable less required reserves, principally related to the Company’s North America, U.K. and Australia operations, as defined in the Credit Agreement. As of December 31, 2009, the Company’s borrowing base was $42.2 million and we are required to maintain a minimum borrowing base of $25 million. As of December 31, 2009, the Company had $10.5 million of outstanding borrowings under the Credit Agreement and a total of $4.6 million of outstanding letters of credit issued under the Credit Agreement, resulting in the Company being able to borrow up to an additional $2.1 million after deducting the minimum borrowing base.

The maturity date of the Credit Agreement is July 31, 2012. Borrowings may be made with an interest rate based on the prime rate plus a margin based on borrowing availability or an interest rate based on the LIBOR rate plus a margin based on borrowing availability. The interest rate on outstanding borrowings was 6.75% as of December 31, 2009. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company.

The Credit Agreement contains various restrictions and covenants, including those that (1) prohibit payments of dividends; (2) limit the Company’s capital expenditures to $9 million in 2009 and $11 million per year thereafter; (3) restrict the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; (4) limit dispositions of assets to permitted dispositions in the aggregate not to exceed $15 million per year; (5) limit guarantees of indebtedness; (6) prohibit the Company from making stock repurchases after February 28, 2009; and (7) limit the amount of permitted acquisitions to $10 million per year. The Company was in compliance with all financial covenants under the Credit Agreement as of December 31, 2009.

The Company has entered into lending arrangements with local banks through its subsidiaries in Europe and Asia. In Europe, the subsidiaries can borrow up to $7.1 million based on an agreed percentage of accounts receivable related to their operations. The lending arrangements will expire in 2011. In Asia, our subsidiary can borrow up to $1 million for working capital purposes. The lending arrangement expires annually each September but can be renewed for one year period at that time. As of December 31, 2009, there were no outstanding borrowings under these lending arrangements.

Liquidity Outlook

The global economic downturn, which began in 2008 and continued during 2009, significantly impacted the Company’s results of operations for the year. Although the second half of 2009 showed some encouraging signs of economic recovery as measured by GDP in the key markets in which the Company operates, the results for the year ended December 31, 2009 were below the results of the prior year in all of our major markets.

To counteract the negative impact of the weaker economic conditions, the Company initiated a variety of actions that included restructuring programs. The Board approved restructuring programs during the 2009 Plan for up to $19 million to counteract the ongoing declines in revenue. The Company initiated the restructuring initiatives to streamline the Company’s operations and actions to reduce support facilities to match them to the scale of the business. The actions taken included the reduction in size of support and management functions, the exit from underutilized properties and the elimination of contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. The measures have already produced cost savings in 2009 and the Company expects them to produce recurring cost savings through 2010 and beyond. The Company expects to make approximately $8 million of cash payments during 2010 related to its 2009 Plan and 2008 Plan.

The Company expects to maintain a reduced level of capital expenditures in 2010 as it did in 2009, compared to prior years. In 2010, the Company expects to spend approximately $3 million to $5 million, compared to approximately $4 million in 2009, after averaging approximately $11 million from 2006 through 2008. The Company is closely managing its capital spending and will perform capital additions where economically feasible, while continuing to invest strategically for future growth.

The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on cash and cash equivalents on hand at December 31, 2009, supplemented by availability under the Credit Agreement and other lending arrangements in Europe and Asia. Cash and cash equivalents totaled $36 million as of December 31, 2009. The Company’s near-term cash requirements are primarily related to funding operations, a portion of current and prior year restructuring actions, capital expenditures and approximately $1 – 1.5 million of contingent payments related to earn-out liabilities for the TKA acquisition during 2010.

The Company believes, however, that current external market conditions remain difficult particularly the limited access to credit, modest rates of near-term projected economic growth and persistent levels of high unemployment. The Company cannot provide assurance that actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Off-Balance Sheet Arrangements

As of December 31, 2009, the Company had no off-balance sheet arrangements.

Contractual Obligations

The Company has entered into various commitments that will affect its cash generation capabilities going forward. Particularly, it has entered into several non-cancelable operating leases for facilities and equipment worldwide. Future contractual obligations as of December 31, 2009 are as follows (dollars in thousands) (commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2009):

Contractual Obligation(a)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease obligations	$30,667	$43,976	$30,193	$50,228	$155,064
Other long term liabilities:
Reorganization expenses	8,784	347	—	—	9,131
Total	$39,451	$44,323	$30,193	$50,228	$164,195

(a)	The Company’s other non-current liabilities of $19.2 million in the Consolidated Balance Sheet as of December 31, 2009 are primarily comprised of deferred rent, income taxes, unrecognized tax benefits, employee deferred compensation, and other various accruals. As the timing and/or amounts of any cash payment is uncertain, the related amounts have not been reflected in the table above.

Regarding Forward-Looking Statements

This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions’ that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, including the global economic conditions prevailing during 2009, (2) the ability of clients to terminate their relationship with the Company at any time, (3) risks in collecting the Company’s accounts receivable, (4) the Company’s history of negative cash flows and operating losses may continue, (5) the Company’s limited borrowing availability under its credit facility, which may negatively impact its liquidity, (6) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (7) risks related to fluctuations in the Company’s operating results from quarter to quarter, (8) risks related to international operations, including foreign currency fluctuations, (9) risks associated with the Company’s investment strategy, (10) risks and financial impact associated with dispositions of underperforming assets, (11) implementation of the Company’s cost reduction initiatives effectively, (12) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (13) competition in the Company’s markets, (14) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (15) the Company’s dependence on key management personnel, (16) the Company’s ability to attract and retain highly skilled professionals, (17) volatility of the Company’s stock price, (18) the impact of government regulations, and (19) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2009, the Company earned approximately 85% of its gross margin outside the United States, and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets. The translation of foreign currency into the U.S. dollar is reflected as a component of stockholders’ equity and it does not impact our operating results.

The Company has Credit Agreement with Wells Fargo Foothill, Inc. and another lender in the U.S. and other credit agreements with lenders in Europe and Asia. The Company does not hedge the interest risk on borrowings under any of such credit agreements and, accordingly, it is exposed to interest rate risk on borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

Item 8. Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15 (f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

We have audited the accompanying consolidated balance sheets of Hudson Highland Group, Inc. and subsidiaries (Hudson Highland Group, Inc.) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the years ended December 31, 2009 and 2008, which is included in Item 15 of Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Highland Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hudson Highland Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2010 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hudson Highland Group, Inc.:

We have audited Hudson Highland Group Inc.’s and subsidiaries (Hudson Highland Group, Inc.) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Highland Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hudson Highland Group, Inc, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Highland Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and our report dated February 23, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Hudson Highland Group, Inc.
New York, New York

We have audited the accompanying consolidated statements of operations, cash flows and changes in stockholders’ equity of Hudson Highland Group, Inc. for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hudson Highland Group, Inc. for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007 the company adopted certain provisions of ASC Topic 740, “Income Taxes” related to accounting for uncertainty in income taxes.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York

March 6, 2008, except for Note 3, as to which the date is December 9, 2009 and Note 2 — Revenue Recognition as to which the date is February 17, 2010

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue	$691,149	$1,079,085	$1,170,061
Direct costs	430,696	624,099	673,621
Gross margin	260,453	454,986	496,440
Operating expenses:
Salaries and related	204,097	325,774	342,332
Office and general	66,713	90,110	93,110
Marketing and promotion	6,824	16,919	18,752
Acquisition-related expenses	—	—	5,299
Depreciation and amortization	12,543	14,662	14,377
Business reorganization and integration expenses	18,180	11,217	3,575
Goodwill and other impairment charges	1,549	67,087	—
Total operating expenses	309,906	525,769	477,445
Operating (loss) income	(49,453)	(70,783)	18,995
Other income (expense):
Interest, net	(694)	1,099	629
Other, net	1,444	3,269	3,423
(Loss) income from continuing operations before provision for income taxes	(48,703)	(66,415)	23,047
(Benefit from) provision for income taxes	(5,750)	6,681	17,519
(Loss) income from continuing operations	(42,953)	(73,096)	5,528
Income (loss) from discontinued operations, net of income taxes	2,344	(1,222)	9,453
Net (loss) income	$(40,609)	$(74,318)	$14,981
Earnings (loss) per share:
Basic
(Loss) income from continuing operations	$(1.65)	$(2.90)	$0.22
Income (loss) from discontinued operations	0.09	(0.05)	0.37
Net (loss) income	$(1.56)	$(2.95)	$0.59
Diluted
(Loss) income from continuing operations	$(1.65)	$(2.90)	$0.21
Income (loss) from discontinued operations	0.09	(0.05)	0.37
Net (loss) income	$(1.56)	$(2.95)	$0.58
Basic weighted average shares outstanding:	26,036	25,193	25,274
Diluted weighted average shares outstanding:	26,036	25,193	25,914

See Accompanying Notes to Consolidated Financial Statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share Amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$36,064	$49,209
Accounts receivable, less allowance for doubtful accounts of $2,423 and $3,394, respectively	98,994	127,169
Prepaid and other	13,247	15,411
Current assets of discontinued operations	61	2,360
Total current assets	148,366	194,149
Intangibles, net	503	2,498
Property and equipment, net	19,433	24,379
Other assets	13,642	9,927
Total assets	$181,944	$230,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,811	$15,693
Accrued expenses and other current liabilities	54,008	76,447
Short-term borrowings	10,456	5,307
Accrued business reorganization expenses	8,784	5,724
Current liabilities of discontinued operations	95	1,410
Total current liabilities	86,154	104,581
Other non-current liabilities	19,183	16,904
Accrued business reorganization expenses, non-current	347	1,476
Total liabilities	105,684	122,961
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 26,836 and 26,494 shares, respectively	27	26
Additional paid-in capital	445,541	450,739
Accumulated deficit	(403,514)	(362,905)
Accumulated other comprehensive income – translation adjustments	34,509	27,054
Treasury stock, 114 and 1,140 shares, respectively, at cost	(303)	(6,922)
Total stockholders’ equity	76,260	107,992
Total liabilities and stockholders' equity	$181,944	$230,953

See Accompanying Notes to Consolidated Financial Statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(40,609)	$(74,318)	$14,981
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,630	14,913	14,989
Goodwill and other impairment charges	1,549	67,087	—
Recovery of doubtful accounts	(290)	(213)	(88)
(Benefit from) provision for deferred income taxes	(3,542)	935	(563)
Stock-based compensation	973	4,701	5,514
Net gain on disposal of assets	(11,625)	(4,838)	(10,174)
Non-cash acquisition-related expenses	—	—	3,551
Other, net	(625)	—	—
Changes in assets and liabilities, net of effects of business acquisitions:
Decrease in accounts receivable	39,147	50,393	26,190
Decrease (increase) in other assets	5,635	(3,663)	1,002
Decrease in accounts payable, accrued expenses and other liabilities	(31,523)	(44,909)	(14,696)
Increase (decrease) in accrued business reorganization expenses	1,292	1,772	(2,965)
Net cash (used in) provided by operating activities	(26,988)	11,860	37,741
Cash flows from investing activities:
Capital expenditures	(3,666)	(10,558)	(13,250)
Proceeds from the sale of assets	11,625	20,861	2,859
Change in restricted cash	514	500	(2,900)
Payments for acquisitions, net of cash acquired	(1,669)	(6,607)	(37,546)
Net cash provided by (used in) investing activities	6,804	4,196	(50,837)
Cash flows from financing activities:
Borrowings under credit facility and other short term financing	51,985	104,104	259,947
Repayments under credit facility and other short term financing	(46,836)	(98,797)	(259,947)
Net payments on current and long-term debt	—	(262)	(279)
Issuance of common stock – Long Term Incentive Plan option exercises	—	372	3,606
Issuance of common stock – Employee Stock Purchase Plans	—	1,670	1,652
Purchase of treasury stock, including fees	(703)	(7,491)	—
Purchase of restricted stock from employees	(75)	(242)	(115)
Net cash provided by (used in) financing activities	4,371	(646)	4,864
Effect of exchange rates on cash and cash equivalents	2,668	(5,446)	2,828
Net (decrease) increase in cash and cash equivalents	(13,145)	9,964	(5,404)
Cash and cash equivalents, beginning of year	49,209	39,245	44,649
Cash and cash equivalents, end of period	$36,064	$49,209	$39,245
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$999	$936	$1,557
Cash (refund), net of taxes paid during the period for income taxes	$(1,215)	$12,183	$11,835

See Accompanying Notes to Consolidated Financial Statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total	Total Comprehensive Income (Loss)
	Shares	Value
Balance January 1, 2007	24,941,934	25	427,645	(300,031)	43,915	(230)	171,324
Cumulative effect of adoption of ASC 740-10	—	—	—	(3,537)	—	—	(3,537)	—
Net income	—	—	—	14,981	—	—	14,981	$14,981
Other comprehensive income, translation adjustments	—	—	—	—	1,031	—	1,031	1,031
Purchase of treasury stock	(8,882)	—	—	—	—	(115)	(115)	—
Compensation on JMT acquisition	—	—	3,551	—	—	—	3,551	—
Issuance of shares for 401(k) plan contribution	134,331	—	2,108	—	—	—	2,108	—
Issuance of shares from exercise of stock options	397,960	1	3,605	—	—	—	3,606	—
Issuance of shares for employee stock purchase plans	151,108	—	1,652	—	—	—	1,652	—
Stock-based compensation	49,500	—	5,514	—	—	—	5,514	—
Balance December 31, 2007	25,665,951	26	444,075	(288,587)	44,946	(345)	200,115	$16,012
Net loss	—	—	—	(74,318)	—	—	(74,318)	$(74,318)
Other comprehensive loss, translation adjustments	—	—	—	—	(17,892)	—	(17,892)	(17,892)
Purchase of treasury stock	(1,248,456)	—	—	—	—	(7,491)	(7,491)	—
Purchase of restricted stock from employees	(26,939)	—	—	—	—	(242)	(242)	—
Issuance of shares for 401(k) plan contribution	140,051	—	(176)	—	—	1,156	980	—
Issuance of shares from exercise of stock options	54,500	—	372	—	—	—	372	—
Issuance of shares for employee stock purchase plans	296,555	—	1,670	—	—	—	1,670	—
Stock-based compensation	472,795	—	4,798	—	—	—	4,798	—
Balance December 31, 2008	25,354,457	$26	$450,739	$(362,905)	$27,054	$(6,922)	$107,992	$(92,210)
Net loss	—	—	—	(40,609)	—	—	(40,609)	(40,609)
Other comprehensive income, translation adjustments	—	—	—	—	7,455	—	7,455	7,455
Purchase of treasury stock	(243,316)		—	—	—	(703)	(703)	—
Purchase of restricted stock from employees	(28,724)		—	—	—	(75)	(75)	—
Issuance of shares for 401(k) plan contribution	1,318,161	1	(6,171)	—	—	7,397	1,227	—
Stock-based compensation	321,810		973	—	—	—	973	—
Balance December 31, 2009	26,722,388	$27	$445,541	$(403,514)	$34,509	$(303)	$76,260	$(33,154)

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

Certain prior year amounts have been reclassified to conform to the current period presentation. In preparing the accompanying Consolidated Financial Statements, management has evaluated subsequent events through February 23, 2010 (the issue date of the Consolidated Financial Statements). See Note 2 for further details.

Reporting Segments

The Company provides professional staffing services on a permanent and contract basis and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into three reportable segments: Hudson Americas, Hudson Europe, and Hudson Asia Pacific, which constituted approximately 16%, 47% and 37% of the Company’s gross margin, respectively, for the year ended December 31, 2009.

Corporate expenses are reported separately from the three reportable segments and consist primarily of expenses for compensation, marketing programs, rent and professional consulting.

Hudson Americas operates from 30 offices in the United States and Canada, with 96% of its 2009 gross margin generated in the United States. Hudson Europe operates from 39 offices in 14 countries, with 41% of its 2009 gross margin coming from the United Kingdom operations. Hudson Asia Pacific operates from 17 offices in 4 countries, with 66% of its 2009 gross margin stemming from Australia.

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

Nature of Business and Credit Risk

The Company’s revenue is earned from professional placement services, mid-level employee professional staffing and temporary contracting services and human capital services. These services are provided to a large number of customers in many different industries. The Company operates throughout North America, the United Kingdom, Continental Europe, Australia, New Zealand and Asia.

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

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments. See Note 6 “Fair Value Measurement” for further information on the Company’s fair value measurements.

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

The reduction in demand for the Company’s services due to continued weakness of global economic conditions may result in a decline in revenue and accounts receivable. Such declines may in turn impact the aforementioned estimates and assumptions, including specifically the Company’s allowance for doubtful accounts and liquidity. Refer to Note 14 for further discussion of the provisions of the Company’s credit agreements.

Revenue Recognition

The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Temporary contracting revenue is reported on a gross basis when the Company acts as the principal in the transaction and is at risk for collection in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 605-45, “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent”. The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.

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

The ASC 605-45-50-3 and ASC 605-45-50-4, “Taxes Collected from Customers and Remitted to Governmental Authorities” provide that the presentation of taxes on either a gross or net basis is an accounting policy decision. The Company collects various taxes assessed by governmental authorities and records these amounts on a net basis.

Revenue, direct costs and gross margin of the Company were as follows:

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Temporary	Other	Total	Temporary	Other	Total	Temporary	Other	Total
Revenue	$521,780	$169,369	$691,149	$765,720	$313,365	$1,079,085	$815,690	$354,371	$1,170,061
Direct costs	418,989	11,707	430,696	602,752	21,347	624,099	642,207	31,414	673,621
Gross margin	$102,791	$157,662	$260,453	$162,968	$292,018	$454,986	$173,483	$322,957	$496,440

(1)	Included in the 2009 results were $3,962 of revenue and $827 of gross margin for three additional days of billings, principally related to our Temporary contracting business. The additional days resulted from certain subsidiaries conforming their reporting period from a weekly convention to a calendar month-end basis. The impact of this change was not deemed material to the current and prior periods.
(2)	The Company reclassified $8,043, $7,311 and $732 of Temporary Revenue, Temporary Direct Costs and Other Direct Costs, respectively, for the year ended December 31, 2008 and $6,495, $5,845 and $650 of Temporary Revenue, Temporary Direct Costs and Other Direct Costs, respectively, for the year ended December 31, 2007. The Company reclassified these amounts related to revenue and direct costs in its Temporary contracting business to be consistent with similar arrangements.
(3)	The Company reclassified $6,901 and $7,390 from Other Revenue (principally permanent recruitment business) to Temporary Revenue (principally contracting business) for the years ended December 31, 2008 and 2007, respectively, to be consistent with the underlying nature of services being performed. The reclassified amounts relate to revenue earned on services performed by contractors on temporary, short-term assignments for an up-front fee, which is recognized as revenue at the time the client and contractor have accepted all employment terms.

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

Cash and Cash Equivalents

Cash and cash equivalents, which consist primarily of money market funds, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents. The Company had $147 and $373 of outstanding checks in excess of cash account balances as of December 31, 2009 and 2008, respectively, and are included in accounts payable on the accompanying Consolidated Balance Sheet.

Restricted Cash

The Company had approximately $3,665 and $3,419 of restricted cash included in the accompanying Consolidated Balance Sheets on December 31, 2009 and 2008, respectively. Included in these balances were $1,893 and $2,408 held as collateral under a collateral trust agreement which supports the Company’s workers’ compensation policy as of December 31, 2009 and 2008, respectively. The Company had $159 and $138 deposits with a bank for a customer guarantee in Belgium and $293 and $277 deposits with a bank in Netherlands as guarantees for the rent on the Company’s offices as of December 31, 2009 and 2008, respectively. These balances are included in the caption “Prepaid and other” and “Other assets” in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively.

The Company maintained $1,127 and $319 of deposits with banks in the Netherlands as required by law as a reserve for employee social tax payments, $179 and $169 of deposits with banks in Spain as guarantees for the rent on the Company’s offices, and insignificant business license deposits with a bank in Singapore as of December 31, 2009 and 2008, respectively. These deposits totaled to approximately $1,320 and $596 as of December 31, 2009 and 2008, respectively, and were included in the caption “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

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

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with the ASC 350-40, “Intangibles Goodwill and Other: Internal-Use Software.” Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company’s use and software developed by a vendor for the Company’s proprietary use have been capitalized. Costs incurred for the Company’s own personnel who are directly associated with software development are capitalized as appropriate. Capitalized software costs are included in property and equipment.

Long-Lived Assets and Amortizable Intangibles

Intangible assets are amortized on straight line basis over the estimate useful life. The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the cash flows using its weighted average cost of capital. The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.”

Goodwill

ASC 350-20-35 “Intangibles — Goodwill and Other, Goodwill Subsequent Measurement” requires that goodwill not be amortized but be tested for impairment on an annual basis, or more frequently if circumstances warrant. The Company tests goodwill for impairment annually as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value. Per the provisions of ASC

350, goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company’s reporting units are the components within the reportable segments identified in Note 16. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two compares the implied fair value of the reporting unit’s goodwill with the current carrying amount of that goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment amount equal to the difference is recorded.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. This standard establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

ASC 740-10-55-3 “Recognition and Measurement of Tax Positions — a Two Step Process” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods.

The Company adopted the provision related to unrecognized tax benefit in accordance with ASC 740-10-25-5 effective January 1, 2007, which resulted in a cumulative adjustment of $3,537 (net of tax effect), which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The cumulative effect of the adjustment consisted of $1,969 for income taxes related to both foreign and U.S. state and local jurisdictions, $671 of interest and $897 of penalties related to uncertain tax benefits. Accrued interest and penalties were $1,568 as of January 1, 2007.

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the years ended December 31, 2009, 2008 and 2007, the effect of approximately 2,350,000, 2,286,000 and 0, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718 “Compensation — Stock Compensation”. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company determined the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. For stock options, the Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.

The Company determines its assumptions for the Black-Scholes option-pricing model in accordance with ASC 718 and Staff Accounting Bulletin (“SAB”) No. 107, “Interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment and certain Securities and Exchange Commission rules and regulations and provides the staffs views regarding the valuation of share-based payment arrangements for public companies”.

•	The expected term of stock options is estimated using the simplified method since the Company currently does not have sufficient stock option exercise history.
•	The expected risk free interest rate is based on the U.S. Treasury constant maturity interest rate which term is consistent with the expected term of the stock options.
•	The expected volatility is based on the historic volatility.

In December 2007, the Securities and Exchange Commission (“SEC”) staff issued SAB No. 110, “Certain Assumptions Used In Valuation Methods — Expected Term”. SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time the Company shares of common stock have been publicly traded. There were no stock options granted in 2009.

For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The Company is required to record stock-based compensation expense net of estimated forfeitures. The Company estimated its forfeiture rate based on historical data.

Effect of Recently Issued Accounting Standards

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value”. ASU No 2009-05 amends Accounting Standards Codification (“ASC”) Subtopic 820-10 “Fair Value Measurements and Disclosures — Overall”, with respect to the fair value measurement of liabilities. ASU No. 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) the quoted price of the identical liability when traded as an asset, (2) the quoted prices for similar liabilities or similar liabilities when traded as assets, and (3) another valuation technique (e.g., a market approach or income approach including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability. ASU No.2009-05 is effective for the first interim or annual period beginning after this ASU’s issuance, which was October 1, 2009. The Company does not currently expect the adoption of ASU No. 2009-05 to have a material impact on its results of operations or financial condition.

In June 2009, the FASB issued ASU No. 2009-01 “Topic 105 — Generally Accepted Accounting Principles — amendments based on — Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” ASU No. 2009-01 defines the Codification as the single source of authoritative nongovernmental U.S. GAAP that was launched on July 1, 2009. The Codification is effective for interim and annual periods ending after September 15, 2009, which means that preparers were required to begin using the Codification for periods that began on or about July 1, 2009. All existing accounting standard documents are superseded. All other accounting literature not included in the Codification are considered nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. Effective July 1, 2009, the Company adopted ASU No 2009-01 and the adoption had no material impact on its results of operations or financial condition.

In May 2009, the FASB issued ASC 855 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, ASC Topic 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Effective July 1, 2009, the Company adopted the ASC 855 and the adoption had no impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued ASC 805-20-25-18A through 25-20B, which amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. ASC 805-20-25-18A through 25-20B are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Effective January 1, 2009, the Company adopted ASC 805-20-25-18A through 25-20B and the adoption had no impact on the Company’s results of operations or financial condition.

In November 2008, the FASB issued ASC 350-30, “General Intangibles Other Than Goodwill.” ASC 350-30 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, ASC 350-30 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures.” ASC 350-30 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The adoption of ASC 350-30 had no impact on the Company’s results of operations or financial condition.

3. Discontinued Operations

In the second and first quarters of 2009, the Company exited the markets in Italy and Japan, respectively. The operations in Italy (“Italy”) were part of the Hudson Europe reportable segment and the operations of Japan (“Japan”) were part of the Hudson Asia Pacific reportable segment. In accordance with the provisions of ASC 205-20-45 “Reporting Discontinued Operations” the assets, liabilities, and results of operations of the Company’s Italy and Japan operations were reclassified as discontinued operations for all the periods presented. For year end December 31, 2009, Italy reported a loss from discontinued operations of $1,606, which included approximately $825 of expenses primarily related to employee termination benefits and contract termination costs and Japan reported a loss from discontinued operations of $2,871, which included approximately $1,603 of expenses primarily related to employee termination benefits and costs of lease terminations.

In the second quarter of 2008, the Company sold substantially all of the assets of Balance Public Management B.V. (“BPM”), a division of Balance Ervaring op Projectbasis, B.V. (“Balance”), to KH Health Care B.V. (“KHHC”). At the closing of the sale, the Company received €4,250, or $6,628, in cash from KHHC. For the year ended December 31, 2008, the Company recorded income of $3,054 from discontinued operations of BPM consisting primarily of a gain on the sale of BPM of $2,686, which included $243 of foreign currency translation gains, net of $3,737 of goodwill allocated to the business.

In the first quarter of 2008, the Company sold substantially all of the assets of Hudson Americas’ energy, engineering and technical staffing division (“ETS”) to System One Holdings LLC (“System One”). The Company recorded a charge in 2008 of $1,707 for retained payroll liabilities. During 2009 the Company settled part of the aforementioned payroll liabilities for $1,054 and reversed an excess accrual of a $597 based on the final settlement amount. As of December 31, 2009, the Company had an insignificant amount of remaining payroll liabilities. In addition, the Company recorded an additional accrual of approximately $260 related to the workmen compensation reserves. In 2008, the Company recorded a loss of $4,070 consisting of operating losses of $3,419 and a $651 loss on sale, net of approximately $873 of direct costs of the transaction and $6,944 of goodwill allocated to the ETS business.

In the fourth quarter of 2007, the Company sold (the “HHCS Sale”) all of the outstanding shares of its Netherlands reintegration subsidiary, Hudson Human Capital Solutions B.V. (“HHCS”) to Workx! Holding B.V. (“Workx”). As of December 31, 2007, the Company recorded income from discontinued operations of $5,011, which included approximately $7,354 of accumulated foreign currency translation gains previously included in other comprehensive income and reclassified in 2007 in accordance with ASC 830, “Foreign Currency Matters” as a result of the HHCS Sale and severance and professional fees of approximately $2,478.

In the fourth quarter of 2007, certain of the Company’s subsidiaries sold (the “T&I Sale”) Hudson Asia Pacific’s Australian blue-collar trade and industrial business (“T&I”) to Skilled Group Limited. The Company recorded a gain on the T&I Sale of $1,877 from cash proceeds of approximately $3,000. The gain was net of approximately $1,000 of estimated expenses for lease abandonment, professional service fees and severance costs. The Company retained approximately $3,600 in net assets, primarily accounts receivable, of T&I that the Company subsequently collected. During 2008, the Company recorded an additional tax benefit of $202 primarily relating to deductible items included in the gain on the T&I Sale upon filing of the tax return.

In the fourth quarter of 2006, the Company sold its Highland Partners executive search business (“Highland”) to Heidrick & Struggles International, Inc. (“Heidrick”). As a result of Highland achieving certain revenue metrics in 2008, the Company received an additional and final earn-out payment of $11,625 on April 9, 2009. This amount was the contractual maximum possible earn-out from this transaction for the year ended December 31, 2008 and was reflected within discontinued operations as a gain from sale of discontinued operations as of December 31, 2009. The company recorded a provision for income taxes of $3,967 related to the final earn-out payment received.

Italy, BPM and HHCS were part of the Hudson Europe reportable segment, Japan and T&I were part of the Hudson Asia Pacific reportable segment and ETS was part of the Hudson Americas reportable segment. The Highland business was a separate reportable segment of the Company at the time of its sale. The gain or loss on sale and results of operations of the disposed businesses were reported in discontinued operations in the relevant periods.

Reported results for the discontinued operations by period were as follows:

	For the Year Ended December 31, 2009
	Italy	Japan	BPM	ETS	HHCS	T&I	Highland	Total
Revenue	$432	$1,022	$—	$—	$—	$—	$—	$1,454
Gross margin	$388	$986	$—	$383	$—	$—	$—	$1,757
Operating (loss) income	$(2,179)	$(2,624)	$—	$237	$—	$—	$(104)	$(4,670)
Other (expense) income	699	(247)	—	—	—	201	(1,111)	(458)
Gain (loss) from sale of discontinued operations	—	—	—	—	—	—	11,625	11,625
Provision for (benefit from) income taxes(a)	126	—	—	—	—	60	3,967	4,153
(Loss) income from discontinued operations	$(1,606)	$(2,871)	$—	$237	$—	$141	$6,443	$2,344

	For the Year Ended December 31, 2008
	Italy	Japan	BPM	ETS	HHCS	T&I	Highland	Total
Revenue	$3,862	$5,490	$2,827	$12,956	$—	$—	$—	$25,135
Gross margin	$3,694	$5,452	$816	$568	$—	$—	$—	$10,530
Operating (loss) income	$(131)	$(2,448)	$469	$(3,419)	$—	$—	$(2,606)	$(8,135)
Other income (expense)	(247)	458	—	—	—	(136)	—	75
Gain from sale of discontinued operations	—	—	2,686	(651)	—	—	3,410	5,445
Provision for (benefit from) income taxes(a)	60	1,887	101	—	—	(202)	(3,239)	(1,393)
(Loss) income from discontinued operations	$(438)	$(3,877)	$3,054	$(4,070)	$—	$66	$4,043	$(1,222)

	For the Year Ended December 31, 2007
	Italy	Japan	BPM	ETS	HHCS	T&I	Highland	Total
Revenue	$3,685	$6,085	$6,022	$146,237	$13,293	$36,611	$—	$211,933
Gross margin	$3,539	$5,894	$2,040	$18,700	$6,010	$4,208	$—	$40,391
Operating (loss) income	$(1,160)	$(1,173)	$1,338	$3,311	$84	$1,229	$(907)	$2,722
Other income (expense)	73	23	—	(8)	6	—	(64)	30
Gain from sale of discontinued operations	—	—	—	—	4,921	1,877	—	6,798
Provision for income taxes(a)	11	(612)	323	—	—	372	3	97
(Loss) income from discontinued operations	$(1,098)	$(538)	$1,015	$3,303	$5,011	$2,734	$(974)	$9,453

(a)	Income tax expense (benefit) is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% for differences in the foreign statutory tax rates, as well as the ability to offset net operating loss carry forwards (“NOLs”) against taxable profits.

As of December 31, 2009, amounts related to assets and liabilities of discontinued operations were insignificant. Reported assets and liabilities for discontinued operations as of December 31, 2008 were as follows:

	As of December 31, 2008
	Italy	Japan	Total
Assets – discontinued operations
Accounts receivable, net	$658	$751	$1,409
Other current assets	263	688	951
Current assets of discontinued operations	921	1,439	2,360
Total assets of discontinued operations	$921	$1,439	$2,360
Liabilities – discontinued operations
Accounts payable	$64	$76	$140
Accrued and other liabilities	345	925	1,270
Total liabilities of discontinued operations	$409	$1,001	$1,410

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2009	2008
Computer equipment	$19,095	$21,327
Furniture and equipment	14,635	16,393
Capitalized software costs	32,074	26,341
Leasehold and building improvements	24,194	22,736
Transportation equipment	22	207
	90,020	87,004
Less: accumulated depreciation and amortization	70,587	62,625
Property and equipment, net	$19,433	$24,379

Leasehold improvements included assets classified under capital leases at December 31, 2009 and 2008 with a cost of $898 and $686, respectively, and accumulated amortization of $766 and $452, respectively. Capitalized software costs included software under capital leases at December 31, 2009 and 2008 with the costs of $4,861 for both years, and accumulated amortization of $4,384 and $3,442, respectively. The Company had approximately $2,474 of property and equipment costs incurred, mainly for computer software development, which had not been placed in service as of December 31, 2009. Depreciation expense is not recorded for such costs until the properties and equipment are placed in service.

5. Goodwill and Intangibles

Under ASC 350-20-35, the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value.

ASC 350-20-35 requires a two-step process to identify potential goodwill impairment and to measure the amount of the impairment loss to be recognized, if applicable. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. In contrast, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.

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

To estimate the fair value of a reporting unit, the Company utilized the income approach, a valuation technique which indicates the fair value of the invested capital of a reporting unit based on the value of the cash flows that it is expected to generate in the future. The discounted cash flow method, an application of the income approach, estimates the future cash flows of the reporting unit and discounts these cash flows to their present value equivalents at a rate of return that considers the relative risk of achieving the cash flows and the time value of money. These cash flows indicate the fair value of the invested capital of the reporting unit on a marketable, controlling basis.

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

The Company also considers the market approach, which indicates the fair value of the invested capital of the Company based on the Company’s market capitalization. We use the quoted market price method to estimate the fair value of the Company based on the quoted market price in the active markets (NASDAQ). We estimate the Company’s market capitalization by multiplying the quoted per share market price multiplied by the number of shares outstanding. As an additional measure, the Company reconciles the aggregate fair value of all of its reporting units, as determined by the discounted cash flow method, with its total market capitalization to determine the reasonableness of the fair value calculations.

As a result of the deterioration in market conditions over the course of the fourth quarter of 2008, the Company’s stock price declined approximately fifty percent as of December 31, 2008 compared to the stock price as of October 1, 2008. This caused the Company’s market capitalization to decline below its book value, an indication that the aggregate fair value of its reporting units could potentially be less than their carrying value. As a result of these events, management updated its impairment testing from October 1, through December 31 2008.

At the conclusion of its testing, the Company determined that goodwill was impaired at all of its reporting units and recorded an impairment charge of $64,495. In connection with its testing management also determined that certain intangible assets were impaired and recorded an additional impairment charge of $368. The total charges of $64,863 have been recorded under the caption of Goodwill and other impairment charges in the accompanying Consolidated Statements of Operations. In July 2009, the Company paid a $1,669 earn-out payment related to the acquisition of business of Tong Zhi (Beijing) Consulting Service Ltd. and Guangzhou Dong Li Consulting Ltd. (collectively, “TKA”), which represented an additional purchase price and was recorded as goodwill at June 30, 2009. The prevailing economic conditions at year end 2008 had not sufficiently improved during the first-half of 2009 so the Company updated its step one and step two procedures for the China reporting unit as of June 30, 2009. The Company concluded that the entire amount of recorded goodwill was impaired and consequently recorded an impairment charge of $1,669, which is included in the results for the year ended December 31, 2009 in the accompanying Consolidated Statements of Operations.

Additionally in 2008, the Company evaluated the recoverability of other long-term assets and recorded an impairment charge of $2,224, which has also been recorded under the caption of “Goodwill and other impairment charges” in the accompanying Consolidated Statements of Operations.

A summary of changes in the Company’s goodwill by reportable segment follows. Additions in 2009, 2008 and 2007 reflect acquisitions and purchase price adjustments made during that year, as described in Notes 3 and 8.

	December 31, 2008	Additions and Adjustments	Impairments	Currency Translation	December 31, 2009
Hudson Asia Pacific	$—	$1,669	$(1,669)	$—	$—
	$—	$1,669	$(1,669)	$—	$—

	December 31, 2007	Additions and Adjustments	Impairments	Currency Translation	December 31, 2008
Hudson Americas	$43,982	$(5,825)	$(38,157)	$—	$—
Hudson Europe	24,222	(3,785)	(19,598)	(839)	—
Hudson Asia Pacific	5,238	1,104	(6,740)	398	—
	$73,442	$(8,506)	$(64,495)	$(441)	$—

	December 31, 2006	Additions and Adjustments	Impairments	Currency Translation	December 31, 2007
Hudson Americas	$13,351	$30,631	$—	$—	$43,982
Hudson Europe	19,807	2,482	—	1,933	24,222
Hudson Asia Pacific	—	5,238	—	—	5,238
	$33,158	$38,351	$—	$1,933	$73,442

As of December 31, 2009 and 2008, other intangible assets consisted of the following:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Client lists	$9,271	$(9,193)	$78	$9,116	$(8,032)	$1,084
Other amortizable intangibles	4,498	(4,073)	425	5,259	(3,845)	1,414
Total other intangibles, net	$13,769	$(13,266)	$503	$14,375	$(11,877)	$2,498

Amortization of intangible assets, was $1,566, $2,197, and $3,240, for the years ended December 31, 2009, 2008, and 2007, respectively. The Company recorded an impairment charge pertaining to client lists and other intangible assets of $368 in 2008, which was included under the caption goodwill and other impairment charges in the accompanying Consolidated Statements of Operations. Estimated intangible asset amortization expense is expected to be $179, $179, and $145 for the years ended December 31, 2010, 2011 and 2012, respectively.

6. Fair Value Measurements

In connection with the sale of the assets of Hudson Americas’ ETS business in 2008, the Company received warrants, which under certain circumstances, can be converted into cash. These warrants are considered derivative instruments which require fair value measurement. As per ASC 815 “Derivatives and Hedging” these derivative instruments are considered undesignated derivative instruments. The Company determined the fair value of these instruments using significant unobservable inputs (level 3) as defined in ASC 820 “Fair value Measurements and Disclosures”.

As of December 31, 2009 and 2008 the carrying and fair value of the derivative instruments of $488 and $0, respectively, was included under the caption “Prepaid and other” in the Consolidated Balance Sheets. The change in the fair value of the derivative instruments (the realized / unrealized gain) was included in the Consolidated Statement of Operations under the caption “Other income (expense)” for the year ended December 31, 2009.

7. Business Reorganization Expenses

The Company’s Board of Directors (the “Board”) approved reorganization plans in 2009 (“2009 Plan”) and in 2008 (“2008 Plan”) to streamline the Company’s support operations and include actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. The 2009 Plan provided for up to $19,000 for restructuring actions. For the year ended December 31, 2009, the Company incurred $18,198 of business reorganization expenses, of which $16,973 and $1,138 were related to the 2009 Plan and 2008 Plan, respectively. The Company substantially completed the 2009 and 2008 Plan before the end of 2009 with certain actions requiring completion during 2010.

In 2009 and 2008, the Company recorded additional business reorganization expenses of $2,428 and $409, respectively, as a component of income from discontinued operations.

In the following tables, amounts in the “Changes in Estimate” and “Additional Charges” columns represent modifications to amounts charged or recovered for business reorganization expenses in the Company’s Consolidated Statements of Operations. Amounts in the “Payments” column represent the cash payments associated with the reorganization programs. Changes in the accrued business reorganization expenses for the years ended December 31, 2009, 2008 and 2007 were as follows:

Year Ended December 31, 2009	December 31, 2008	Changes in Estimate	Additional Charges	Payments	December 31, 2009
Lease termination payments	$3,325	$56	$5,184	$(3,668)	$4,897
Employee termination benefits	3,654	(194)	12,725	(12,085)	4,100
Contract cancellation costs	221	—	427	(514)	134
Total	$7,200	$(138)	$18,336	$(16,267)	$9,131

Year Ended December 31, 2008	December 31, 2007	Changes in Estimate	Additional Charges	Payments	December 31, 2008
Lease termination payments	$5,958	$(490)	$1,489	$(3,632)	$3,325
Employee termination benefits	71	(41)	9,594	(5,970)	3,654
Contract cancellation costs	84	2	626	(491)	221
Total	$6,113	$(529)	$11,709	$(10,093)	$7,200

Year Ended December 31, 2007	December 31, 2006	Changes in Estimate	Additional Charges	Payments	December 31, 2007
Lease termination payments	$6,102	$(11)	$4,535	$(4,668)	$5,958
Employee termination benefits	1,849	(134)	87	(1,731)	71
Contract cancellation costs	120	(156)	41	79	84
Total	$8,071	$(301)	$4,663	$(6,320)	$6,113

Lease Termination Payments

During the year ended December 31, 2009, the Company recorded expenses for the 2009 reorganization program of $4,193 primarily for leases in Hudson Americas of approximately $1,048 and Hudson Europe of $2,685, and for the 2008 Plan of $991 for leases in Hudson Asia Pacific. During the year ended December 31, 2008, the Company recorded expenses for the 2008 Plan of $1,489 for leases in Hudson Americas and Hudson Asia Pacific. During the year ended December 31, 2007, the Company recorded expenses for the 2006 reorganization program of $4,535 for leases in Hudson Europe and Hudson Americas and expense recovery of $11 for changes in estimates to prior programs. As of December 31, 2009, the remaining accrual related to approximately 30 locations and will be paid over the remaining lease terms, which have various expiration dates up until 2012. The estimated payments for 2010 are $2,995.

Employee Termination Benefits

During the year ended December 31, 2009, the Company recorded expenses for the 2009 Plan of $12,437 for workforce reductions in Hudson Americas ($3,910), Hudson Europe ($6,888), and Hudson Asia Pacific ($1,516), and the 2008 Plan of $288 for workforce reductions in Hudson America, Hudson Europe, and Hudson Asia Pacific. During the year ended December 31, 2008, the Company recorded expenses for the 2008 Plan of $9,594 for workforce reductions in Hudson America ($2,072), Hudson Europe ($3,257), Hudson Asia Pacific ($3,215) and Corporate ($1,050). The Company recorded recoveries for changes in estimates to the 2002 reorganization program of $41 for costs associated with workforce reductions. During the year ended 2007, the Company recorded additional charges for workforce reductions of $87 and recoveries for changes in estimates to prior programs of $134 for costs associated with workforce reductions. As of December 31, 2009, the workforce reduction accrual related to settlements and termination payments for 96 former employees, which are all payable in 2010.

Contract Cancellation Costs

During the year ended December 31, 2009, the Company recorded charges of $343 for professional fees under the 2009 Plan in association with contract cancellations and $84 for professional fees under the 2008 Plan in association with contract cancellations. During the year ended December 31, 2008, the Company recorded additional charges of $626 for the 2008 Plan and expense for changes in estimates to prior programs of $2 for professional fees and other charges. During the year ended 2007, the Company recorded additional charges of $41 and recovery for changes in estimates to prior programs of $156 for professional fees and other charges. The accrual at December 31, 2009 was included in current liabilities.

8. Business Combinations — Merger and Integration Expenses

There were no material activities related to the merger and integration associated with the Company’s business acquisitions in the years ended December 31, 2009 and 2008. In addition, there were also no material changes in estimates to the Company’s established integration plans subsequent to finalization. As of December 31, 2009 and 2008 the accrued balances related to the Company’s plans for acquisitions made in prior years were insignificant. The Company adjusted its estimates of the merger and integration costs by recognizing a recovery of $787 for the year ended December 31, 2007, which consisted of reduction in the estimated costs associated with assumed lease obligations on closed facilities related to leased office locations of acquired companies that were either under-utilized prior to the acquisition date or closed by the Company in connection with acquisition-related restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income. The accruals for remaining balance for merger and integration expenses were insignificant as of December 31, 2009 and 2008.

The Company expects to pay the final lease payments of $134 in 2010.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2009	2008
Salaries, commissions and benefits	$29,211	$39,153
Sales, use and income taxes	9,928	15,850
Fees for professional services	2,646	2,711
Rent	1,961	3,081
Other accruals	10,262	15,652
	$54,008	$76,447

10. Stock-Based Compensation and Stock Compensation Plans

Incentive Compensation Plan

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

As of December 31, 2009, there were approximately 1,416,000 shares available for future issuance. All options granted have a contractual term of ten years. Unvested options outstanding have vesting periods of four years that vest 25% on each of the four annual anniversary dates or 50% on the third and fourth annual anniversary dates. Unvested restricted stock awards outstanding have vesting periods of four years that vest 25% on each of the four annual anniversary dates, three years that vest 33% on each of the three annual anniversary dates, two years that vest 50% on each of the annual anniversary dates, or vest based on the stock price of the Company up to the fifth anniversary date (see section “Restricted Stock” below for detail). While the Company historically granted both stock options and restricted stock to its employees, since 2008, the Company has granted primarily restricted stock to its employees. Occasionally, the Company grants stock options to certain of its executive employees at the time of hire.

Stock-Based Compensation

The Company recognized expenses from continuing operations of $999, $4,701and $4,041 in the years ended December 31, 2009, 2008, and 2007 respectively, for the stock option, restricted stock and employee stock purchase plans. These expenses are included in selling, general and administrative expenses. In accordance with ASC 718, the Company reflects the tax savings resulting from tax deductions in excess of income tax benefits as a financing cash flow in its Consolidated Statement of Cash Flows rather than as an operating cash flow as in prior periods. The Company recognized a current tax benefit for the years ended December 31, 2009, 2008, and 2007, of $100, $434 and $347 respectively, in certain foreign jurisdictions where the Company has taxable income. Unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards, based on the Company’s historical treatment of options and restricted stock awards as having been granted at the fair market value, was $187 and $878 as of December 31, 2009 and 2008, respectively, and is expected to be recognized over a weighted average period of 1.29 years and 2.13 years, respectively. All share issuances related to stock compensation plans are issued from unissued shares of stockholder approved compensation plans.

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

In December 2007, the SEC staff issued SAB 110, which allows companies to continue to use the simplified method, as defined in SAB 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time the Company’s shares of common stock have been publicly traded. There were no stock options granted in the year of 2009.

The following were the weighted average assumptions used to determine the fair value of stock options granted by the Company and the details of option activity as of and for the respective periods:

	For the Years Ended December 31,
	2009		2008	2007
Risk free interest rate		(a)	2.9%	4.7%
Volatility		(a)	58.0%	60.0%
Expected life (years)		(a)	6.3	5.0
Dividends		(a)	0.0%	0.0%
Weighted average fair value of options granted during the period	$	(a)	$2.99	$9.29

(a)	Stock option assumptions were not provided above because there were no option granting activities for the year ended December 31, 2009.

Changes in the Company’s stock options for the fiscal year ended December 31, 2009 were as follows:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Options outstanding, beginning of year	2,060,325	$13.14
Forfeited	(55,800)	16.95
Expired	(241,275)	14.82
Options outstanding at December 31, 2009	1,763,250	12.79
Options exercisable at December 31, 2009	1,622,125	$12.77

The weighted average remaining contractual term and the aggregated intrinsic value for stock options outstanding as of December 31, 2009 was approximately 5.07 years and $0, respectively. The weighted average remaining contractual term and the aggregated intrinsic value for options exercisable as of December 31, 2009 was 4.86 years and $0, respectively. The total intrinsic values for stock options exercised, based on the closing price of the Company’s common stock during the years ended December 31, 2009, 2008, and 2007 were $0, $120, and $3,457, respectively.

There were no cash proceeds from the exercise of stock options for the year ended December 31, 2009, and there were no associated income tax benefits. The total fair value of stock options vested during the years ended December 31, 2009, 2008, and 2007, was $3,793, $5,155, and $1,619, respectively.

Restricted Stock

During the year ended December 31, 2009, the Company granted 509,700 shares of restricted stock to various employees. Shares of restricted stock with only service-based vesting conditions are valued at the closing market value of the Company’s common stock on the date of grant. Of the 509,700 shares granted, (i) 4,200 shares vested immediately, (ii) 95,000 shares vest ratably over a four year period from the date of grant, (iii) 70,000 shares vest in full on April 1, 2012, (iv) 144,000 shares vest ratably over a three year period from the date of grant, (v) 57,500 shares cliff-vest in three years and (vi) 139,000 shares vest one-third on each of the first three anniversaries of the grant date, provided that the following vesting conditions are met: (1) the 20-day average closing price of a share of the Company’s common stock on the NASDAQ Global Market meets or exceeds the applicable share price target at anytime on or prior to the anniversary date and (2) the recipient remains employed by the Company on the anniversary date. The share price targets for each of the recipients are $6.00 for one third of the shares of restricted stock, $9.00 for one third of the shares of restricted stock and $12.00 for one third of the shares of restricted stock. With respect to each share price target, such target is deemed to be achieved on the first day following the grant date on which the 20-day average closing price of a share of the Company’s common stock meets or exceeds such share price target. Shares of restricted stock that would otherwise vest on an anniversary date, but that do not vest on such date because the applicable share price target has not been achieved, will vest immediately if and when the applicable share price target is achieved if the recipient remains employed by the Company at such time; provided that, if a share price target is not achieved by the fifth anniversary of the grant date, then the recipient will forfeit the number of unvested shares of restricted stock that correspond to such share price target.

The Company treated its restricted stock awards to employees as having been issued and measured at the fair market value on the date of grant. The Company may grant restricted stock to employees under the 2009 Incentive Plan. These shares are provided at no cost to the employee.

Changes in the Company’s restricted stock for the year ended December 31, 2009 were as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of year	225,490	$9.31
Granted	509,700	1.77
Vested	(161,732)	9.25
Forfeited	(42,375)	1.63
Unvested restricted stock at December 31, 2009	531,083	$2.70

The total fair value of restricted shares vested during the years ended December 31, 2009, 2008, 2007, was $1,496, $1,746 and $670, respectively.

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

Because the Company suspended the ESPP, there was no expense for the year ended December 31, 2009. The Company recognized $858, and $565 of stock-based compensation related to shares purchased under the ESPP for the years ended December 31, 2008 and 2007, respectively, as salaries and related expense. The Company issued 292,475 and 147,183 shares of common stock pursuant to the ESPP at an average price of $5.60, and $10.90 per share in 2008, and 2007 respectively.

The Company also suspended the Hudson Global Resources Share Incentive Plan (the “SIP”) for the United Kingdom subsidiary effective December 11, 2008. Under the SIP, a stock purchase plan for its employees, eligible employees may purchase shares on the open market at the end of each month. The

Company matches the employee purchases with a contribution of shares equal to 50% of the number of employee shares purchased. The Company did not issue any shares in connection with the SIP in 2009. The Company issued 4,080 and 4,156 shares of common stock pursuant to the SIP in 2008, and 2007 respectively. Shares are issued under the SIP from the ESPP share reserve.

As of December 31, 2009 and 2008, the Company had 116,000 shares reserved for future share issuances under the ESPP and SIP.

For all share plans described above, the Company has issued new shares of the Company’s common stock only from stockholder approved stock compensation plans.

Defined Contribution Plans

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan subject to the limitations of the Employee Retirement Income Security Act of 1974. The Company matches employees’ contributions up to 3% through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. Expense, included in income from continuing operations, for the years ended December 31, 2009, 2008 and 2007 for the 401(k) plan was $622, $1,053, and $1,608, respectively. Expense, included in income from discontinued operations, for the years ended December 31, 2009, 2008 and 2007 for the 401(k) plan was $0, $41, and $500, respectively. In March 2009, the Company issued 1,318,161 shares of its common stock with a value of $1,226 to satisfy the 2008 contribution liability to the 401(k) plan. In March 2008, the Company issued 140,051 shares of its common stock with a value of $1,156 to satisfy the 2007 contribution liability to the 401(k) plan. In March 2007, the Company issued 134,331 shares of its common stock with a value of $2,108 to satisfy the 2006 contribution liability to the 401(k) plan. The 2009 401(k) plan matching shares will be issued in the first quarter of 2010.

11. Provision for Income Taxes

The domestic and foreign components of (loss) income before income taxes from continuing operations:

	Year Ended December 31,
	2009	2008	2007
Domestic	$(25,080)	$(64,887)	$(28,062)
Foreign	(23,623)	(1,528)	51,109
(Loss) income from continuing operations before provision for income taxes	$(48,703)	$(66,415)	$23,047

The (benefit from) provision for income taxes from continuing operations was as follows:

	Year Ended December 31,
	2009	2008	2007
Current tax provision (benefit):
U.S. Federal	$(3,700)	$254	$—
State and local	115	(1,180)	2,093
Foreign	1,376	8,518	14,936
Total current	(2,209)	7,592	17,029
Deferred tax (benefit) provision
U.S. Federal	—	—	—
State and local	—	—	—
Foreign	(3,541)	(911)	490
Total deferred	(3,541)	(911)	490
Total provision	$(5,750)	$6,681	$17,519

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant temporary differences at December 31, 2009 and 2008 were:

	December 31,
	2009	2008
Current deferred tax assets:
Allowance for doubtful accounts	$721	$982
Prepaid expenses	(220)	75
Accrued and other current liabilities	2,912	4,087
Accrued compensation liabilities	2,348	2,572
Tax loss carry-forwards	144	289
	5,905	8,005
Valuation allowance	(1,022)	(3,144)
Total current deferred tax asset	4,883	4,861
Non-current deferred tax assets (liabilities):
Property and equipment	1,155	(257)
Goodwill and intangibles	26,864	30,577
Accrued and other current liabilities and other liabilities	2,018	1,519
Deferred compensation	4,136	4,902
Other	2,586	2,679
Tax loss carry-forwards	121,346	102,981
	158,105	142,401
Valuation allowance	(151,077)	(140,895)
Total non-current deferred tax asset (liability)	7,028	1,506
Net deferred tax assets	$11,911	$6,367

Net deferred tax assets were included in other current assets and other assets in the accompanying Consolidated Balance Sheet.

At December 31, 2009, the Company had net operating losses (“NOLs”) for U.S. Federal tax purposes of approximately $260,262. This amount includes a deduction in the amount of $4,476 attributable to stock options and restricted stock that is not being reflected in the NOL carry-forward for deferred tax assets until such time as the deduction reduces U.S. income tax payable and approximately $16,584 of tax losses that were not absorbed by Monster on its consolidated U.S. Federal tax returns through the Distribution Date, which expire through 2030. These losses included pre-acquisition losses of certain acquired companies and are subject to an annual limitation on the amount that can be utilized. As of December 31, 2009, certain international subsidiaries had NOLs for local tax purposes of $76,422. With the exception of $58,028 of NOLs with an indefinite carry forward period as of December 31, 2009, these losses will expire at various dates through 2030, with $95 scheduled to expire during 2010.

Tax years with NOLs remain open until the losses expire or the statutes of limitations for those years expire. The open tax years are 2006 through 2009 for the U.S. Federal and 2005 through 2009 for most state and local jurisdictions, 2007 through 2009 for the U.K., and 2000 through 2009 for Australia and 2003 through 2009 for most other jurisdictions. The Company is currently under income tax examination in China (2008), Switzerland (2008), France (2006 – 2008), the State of Texas (2004 to 2006) and the State of Pennsylvania (2004 – 2005). The Company is also subject to income tax examinations in numerous other states, local and foreign jurisdictions. The Company believes that its tax reserves are adequate for all years subject to examination.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. The valuation allowance of $152,099 relates to the deferred tax asset for

NOLs, $98,899 of which is U.S. Federal and state, and $17,798 of which is foreign, that management has determined will more likely than not expire prior to realization, and $35,402 which relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company’s U.S. and foreign tax losses.

The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits, exclusive of interest and penalties (in thousands):

Balance at January 1, 2009	$5,884
Additions based on tax positions related to the current year	720
Additions for tax positions of prior years	906
Reductions for tax positions of prior years	(590)
Settlements	(34)
Lapse of statute of limitations	(588)
Currency Translation	216
Balance at December 31, 2009	$6,514

The Company had $8,528 and $7,509 of unrecognized tax benefits, including interest and penalties, at December 31, 2009 and 2008, respectively, which if recognized, would affect its effective tax rate. These unrecognized tax benefits are related to tax positions in jurisdictions in which the Company does not have tax losses to offset the tax liability with respect to the uncertain tax positions. During 2009, the income tax audits and examinations noted above remained pending. On the basis of the information available in this regard as of December 31, 2009, it is reasonably possible that a reduction in the range of $800 to $3,800 of unrecognized tax benefits may occur in 2010 as a result of projected resolutions of global tax examinations and controversies or by lapsing statutes of limitations.

Earnings from the Company’s global operations are subject to tax in various jurisdictions both within and outside the United States. The Company provides tax reserves for U.S. Federal, state, local and international unrecognized tax benefits for all periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized. Although the outcome related to these exposures is uncertain, in management’s opinion, adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures. In certain circumstances, the ultimate outcome for exposures and risks involve significant uncertainties which render them inestimable. If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have material impact on the Company’s results of operations.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. The Company recognized an expense of approximately $320 and net benefits of $201 (consisting of expense of $483 and benefit of $684 primarily for the lapse of various states’ statutes of limitations) in interest and penalties for 2009 and 2008, respectively. At December 31, 2009 and 2008, the Company had accrued approximately $2,014 and $1,625 for the payment of interest and penalties, respectively which if recognized in the future, would affect the annual effective income tax rate as of December 31, 2009 and 2008.

The effective tax rate differs from the U.S. Federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition related payments, variations from the U.S. tax rate in foreign jurisdictions and taxes on repatriations of foreign profits. The following is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2009, 2008 and 2007 to the U.S. Federal statutory rate of 35%:

	Year Ended December 31,
	2009	2008	2007
(Benefit from) provision for continuing operations at Federal statutory rate	$(17,046)	$(23,244)	$8,067
State income taxes, net of Federal income tax effect	75	(767)	1,360
Change in valuation allowance	8,060	16,990	5,611
Non-deductible goodwill impairment charges	600	9,338	—
Taxes related to foreign income	1,004	(40)	1,010
Nondeductible expenses and others	1,557	4,404	1,471
(Benefit from) provision for income tax	$(5,750)	$6,681	$17,519

Federal income and foreign withholding taxes have not been provided on the undistributed earnings of foreign subsidiaries at December 31, 2009. The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without a material incremental tax provision. The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

The Company had a net current income tax payable of $241 and a net current income tax receivable of $1,824 at December 31, 2009 and 2008, respectively.

12. Commitments and Contingencies

Leases

The Company leases facilities and equipment under operating leases that expire at various dates through 2027. Some of the operating leases provide for increasing rents over the term of the lease, total rent expense under these leases is recognized ratably over the lease terms. As of December 31, 2009, future minimum lease commitments under non-cancelable operating leases, which will be expensed as Direct costs (for contractor project space) and Office and general expenses, were as follows:

2010	$30,667
2011	24,306
2012	19,670
2013	16,138
2014	14,055
Thereafter	50,228
$155,064

Rent and related expenses for operating leases of facilities and equipment recorded under the caption “Office and general” in the accompanying Consolidated Statements of Operations were $21,397, $26,024, and $27,154 for the years ended December 31, 2009, 2008, and 2007, respectively. Commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2009. The Company is the guarantor of two assigned leases for two former Hudson offices in the U.K. and Australia. The guarantee under the Australia office lease is covered by a letter of credit issued under our credit facility in the amount of approximately $323 issued under our Credit Agreement. The Company’s commitment of guarantee for the Australia location ends on August 31, 2010. The guarantee for the U.K. location is for an assigned lease with approximately $1,076 of annual rent. The Company’s commitment of guarantee for the U.K. location ends on April 29, 2023.

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. As of December 31, 2009 and 2008, $2,935 and $2,585, respectively, of asset retirement obligations were included in the Consolidated Balance Sheets, of which $2,935 and $1,033, respectively, were included under the caption other non-current liabilities.

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

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of December 31, 2009 and 2008.

Other

On May 13, 2009, the Company received a “Wells Notice” from the SEC. For further information refer to Item 3 “Legal Proceedings”.

13. Related Party Transactions

After the Distribution Date, the Company was no longer included in Monster’s consolidated group for United States federal income tax purposes. The Company and Monster entered into a tax separation agreement to reflect the Company’s separation from Monster with respect to tax matters. The primary purpose of the tax separation agreement is to reflect each party’s rights and obligations relating to payments and refunds of taxes that are attributable to periods before and including the Distribution date and any taxes resulting from transactions in connection with the Distribution. The Company has agreed to indemnify Monster for any tax liability attributable to the Distribution resulting from any action taken by the Company.

14. Financial Instruments

Credit Agreements

The Company has a primary credit facility, as amended (the “Credit Agreement”), with Wells Fargo Foothill, Inc. and another lender that provides the Company with the ability to borrow up to $75,000, including the issuance of letters of credit. The Company’s available borrowings under the Credit Agreement are based on an agreed percentage of eligible accounts receivable less required reserves, principally related to the Company’s North America, the U.K. and Australia operations, as defined in the Credit Agreement. As of December 31, 2009, the Company’s borrowing base was $42,163 and we are required to maintain a minimum borrowing base of $25,000. As of December 31, 2009, the Company had $10,456 of outstanding borrowings under the Credit Agreement and a total of $4,606 of outstanding letters of credit issued under the Credit Agreement, resulting in the Company being able to borrow up to an additional $2,101 after deducting the minimum borrowing base.

The maturity date of the Credit Agreement is July 31, 2012. Borrowings may be made with an interest rate based on the prime rate plus a margin based on borrowing availability or an interest rate based on the LIBOR rate plus a margin based on borrowing availability. The interest rate on outstanding borrowings was 6.75% as of December 31, 2009. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company.

The Credit Agreement contains various restrictions and covenants, including those that (1) prohibit payments of dividends; (2) limit the Company’s capital expenditures to $9,000 in 2009 and $11,000 per year thereafter; (3) restrict the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; (4) limit dispositions of assets to permitted dispositions in the aggregate not to exceed $15,000 per year; (5) limit guarantees of indebtedness; (6) prohibit the Company from making stock repurchases after February 28, 2009; and (7) limit the amount of permitted acquisitions to $10,000 per year. The Company was in compliance with all financial covenants under the Credit Agreement as of December 31, 2009.

The Company has entered into lending arrangements with local banks through its subsidiaries in Europe and Asia. In Europe, the subsidiaries can borrow up to $7,066 based on an agreed percentage of accounts receivable related to their operations. The lending arrangements will expire in 2011. In Asia, our subsidiary can borrow up to $1,000 for working capital purposes. The lending arrangement expires annually each September but can be renewed for one year period at that time. As of December 31, 2009, there were no outstanding borrowings under these lending arrangements.

The Company expects to continue to use the aforementioned credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are used to support office leases and certain financial obligations.

Shelf Registration Statement Filing

The Company has on file with the SEC a shelf registration that enables the issuance of up to 1,350,000 shares of its common stock from time to time in connection with the acquisition of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of December 31, 2009, all of the 1,350,000 shares were still available.

In December 2009, the Company filed a shelf registration with the SEC to enable it to issue up to $30,000 equivalent of securities or combinations of the securities. The type of securities permitted for offering under the shelf registration are debt securities, common stock, preferred stock, warrants, stock purchase contracts and stock purchase units.

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

Segment information is presented in accordance with ASC 280,“Segments Reporting”. This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue, certain expenses and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with generally accepted accounting principles. Accounts receivable, net and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
Year Ended December 31, 2009
Revenue	$161,872	$276,975	$252,302	$—	$691,149
Gross margin	$40,959	$124,162	$95,332	$—	$260,453
Business reorganization and integration expenses	$5,133	$9,682	$3,228	$137	$18,180
Goodwill and other impairment charges	$(120)	$—	$1,669	$—	$1,549
EBITDA (loss)(a)	$(9,673)	$(8,763)	$(39)	$(16,991)	$(35,466)
Depreciation and amortization	4,417	4,553	3,392	181	12,543
Interest income (expense), net	13	49	236	(992)	(694)
(Loss) income from continuing operations before income taxes	$(14,077)	$(13,267)	$(3,195)	$(18,164)	$(48,703)
Provision for (benefit from) provision for income taxes	$(2,931)	$(2,690)	$(129)	$—	$(5,750)
As of December 31, 2009
Accounts receivable, net	$20,433	$46,834	$31,727	$—	$98,994
Long-lived assets, net of accumulated depreciation and amortization	$2,956	$7,346	$7,496	$2,138	$19,936
Total assets	$28,509	$79,222	$57,437	$16,776	$181,944

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
Year Ended December 31, 2008
Revenue	$273,648	$415,871	$389,566	$—	$1,079,085
Gross margin	$75,016	$212,603	$167,367	$—	$454,986
Business reorganization and integration expenses	$3,062	$2,863	$4,295	$997	$11,217
Goodwill and other impairment charges	$40,749	$19,598	$6,740	$—	$67,087
EBITDA (loss)(a)	$(39,867)	$3,329	$13,082	$(29,396)	$(52,852)
Depreciation and amortization	4,630	5,781	4,027	224	14,662
Interest income (expense), net	458	333	867	(559)	1,099
(Loss) income from continuing operations before income taxes	$(44,039)	$(2,119)	$9,922	$(30,179)	$(66,415)
(Benefit from) provision for income taxes	$(332)	$4,401	$2,612	$—	$6,681
As of December 31, 2008
Accounts receivable, net	$30,947	$63,955	$32,267	$—	$127,169
Long-lived assets, net of accumulated depreciation and amortization	$6,912	$10,323	$6,579	$3,063	$26,877
Total assets	$42,176	$99,673	$60,047	$29,057	$230,953

	Hudson Americas	Hudson Europe	Hudson Asia Pacific	Corporate	Total
Year Ended December 31, 2007
Revenue	$291,525	$469,454	$409,082	$—	$1,170,061
Gross margin	$87,494	$233,980	$174,966	$—	$496,440
Business reorganization and integration expenses	$491	$2,438	$(15)	$661	$3,575
Acquisition-related expenses	$3,551	$1,748	$—	$—	$5,299
EBITDA (loss)(a)	$(4,220)	$33,628	$34,571	$(27,184)	$36,795
Depreciation and amortization	4,354	6,043	3,706	274	14,377
Interest (expense) income, net	(23)	361	819	(528)	629
(Loss) income from continuing operations before income taxes	$(8,597)	$27,946	$31,684	$(27,986)	$23,047
Provision for income taxes	$2,692	$8,128	$6,699	$—	$17,519
As of December 31, 2007
Accounts receivable, net	$45,454	$88,157	$52,519	$—	$186,130
Long-lived assets, net of accumulated depreciation and amortization	$53,461	$37,152	$13,603	$3,319	$107,535
Total assets	$113,295	$149,965	$94,527	$16,419	$374,206

(a)	SEC Regulation S-K 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability.

Information by Geographic Region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
Year Ended December 31, 2009
Revenue(b)	$160,281	$194,976	$164,947	$112,028	$57,326	$1,591	$691,149
Year Ended December 31, 2008
Revenue(b)	$270,139	$287,059	$255,902	$159,969	$102,507	$3,509	$1,079,085
Year Ended December 31, 2007
Revenue(b)	$286,925	$297,659	$329,374	$140,080	$111,423	$4,600	$1,170,061
As of December 31, 2009
Long-lived assets, net of accumulated depreciation and amortization(c)	$5,094	$5,398	$4,219	$3,127	$2,098	$—	$19,936
Net assets (deficits)	$9,457	$17,184	$24,458	$17,603	$7,461	$97	$76,260
As of December 31, 2008
Long-lived assets, net of accumulated depreciation and amortization(c)	$9,940	$3,680	$4,869	$5,454	$2,899	$35	$26,877
Net assets	$30,435	$13,736	$30,552	$19,112	$13,149	$1,008	$107,992
As of December 31, 2007
Long-lived assets, net of accumulated depreciation and amortization(c)	$56,757	$5,210	$5,412	$31,740	$8,393	$22	$107,534
Net assets	$83,287	$24,338	$42,645	$28,282	$22,640	$(1,077)	$200,115

(b)	Revenue is generally recorded on a geographic basis according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

17. Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter(a)	Third Quarter	Fourth Quarter(b)
Year ended December 31, 2009(c):
Revenue	$165,150	$173,848	$169,647	$182,504
Gross margin	$62,004	$64,884	$64,190	$69,375
Operating loss	$(19,325)	$(12,396)	$(8,841)	$(8,891)
Loss from continuing operations(b)	$(14,834)	$(15,499)	$(7,623)	$(4,997)
Net loss	$(5,559)	$(17,771)	$(6,853)	$(10,426)
Basic loss per share from continuing operations	$(0.59)	$(0.59)	$(0.29)	$(0.19)
Basic earnings (loss) per share from discontinued operations	$0.37	$(0.09)	$0.03	$(0.21)
Basic loss per share	$(0.22)	$(0.68)	$(0.26)	$(0.40)
Diluted loss per share from continuing operations(d)	$(0.59)	$(0.59)	$(0.29)	$(0.19)
Diluted earnings (loss) per share from discontinued operations(d)	$0.37	$(0.09)	$0.03	$(0.21)
Diluted earnings (loss) per share	$(0.22)	$(0.68)	$(0.26)	$(0.40)
Basic weighted average shares outstanding	25,171	26,311	26,320	26,329
Diluted weighted average shares outstanding	25,171	26,311	26,320	26,329

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)
Year ended December 31, 2008(c):
Revenue	$294,967	$305,349	$271,248	$207,521
Gross margin	$123,177	$134,403	$112,695	$84,711
Operating income (loss)	$1,765	$6,840	$(115)	$(79,273)
Income (loss) from continuing operations	$604	$1,858	$361	$(75,919)
Net income (loss)	$1,365	$4,956	$(309)	$(80,330)
Basic earnings (loss) per share from continuing operations	$0.02	$0.07	$0.01	$(3.02)
Basic earnings (loss) per share from discontinued operations	$0.03	$0.13	$(0.02)	$(0.18)
Basic earnings (loss) per share	$0.05	$0.20	$(0.01)	$(3.20)
Diluted earnings (loss) per share from continuing operations(d)	$0.02	$0.07	$0.01	$(3.02)
Diluted earnings (loss) per share from discontinued operations(d)	$0.03	$0.12	$(0.02)	$(0.18)
Diluted earnings (loss) per share	$0.05	$0.19	$(0.01)	$(3.20)
Basic weighted average shares outstanding	25,500	24,984	25,245	25,100
Diluted weighted average shares outstanding	25,887	25,512	25,630	25,100

(a)	The second quarter of 2009 results included impairment charges related to goodwill of $1,669. The fourth quarter of 2008 results included impairment charges related to goodwill of $64,495, intangible assets of $368 and a write-down of long-term assets of $2,224.
(b)	The loss from continuing operations for the quarter ended December 31, 2009 includes an income tax benefit of $4,000 with an offsetting provision for income taxes in income from discontinued operations. The income tax benefit was related to the $11,625 final earn-out payment received in April 2009 in connection with the sale of Highland Partners in 2006. The earn-out payment was recorded as a gain from sale of discontinued operations in the quarter ended March 31, 2009. The incremental tax benefit/provision should have been recorded in that quarter but at that time it was recorded at nil for both the loss from continuing operations and discontinued operations as a result of the Company’s NOL. The amounts recorded in the fourth quarter adjusted the tax allocation used in the first quarter with no resulting impact to net loss in either period. The Company does not believe the adjustment is material to either period.
(c)	The reported quarterly numbers for the quarter ended March 31, 2009 have been restated to reflect the effect of the discontinued operations of Italy operations in 2009 as described in Note 3 “Discontinued Operations”. The reported quarterly numbers for the year ended December 31, 2008 have been restated to reflect the effect of the discontinued operations of Italy and Japan in 2009 as described in Note 3 “Discontinued Operations”.
(d)	Diluted earnings (loss) per share reflect the potential dilution from the assumed exercise of all dilutive potential common shares, primarily stock options. For the third and fourth quarters of 2008, and the first, second, third and fourth quarters of 2009, the effect of approximately 1,621,000, 2,286,000, 2,492,000, 2,277,000, 2,233,000 and 2,350,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted earnings (loss) per share because the effect was anti-dilutive.

Earnings (loss) per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly loss per share amounts may not equal year-to-date earnings (loss) per share amounts, which reflect the weighted average effect on a year-to-date basis.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” on page 44.

Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” on page 45.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the caption “Principal Stockholders.”

Equity Compensation Plan Information

The following table presents information on the Company’s equity compensation plans as of December 31, 2009.

	Number of Shares to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
	A	B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	1,763,250	$12.79	—
2009 Incentive Stock and Awards Plan	—	—	1,416,018 (1)
Employee Stock Purchase Plan	—	—	116,329
Equity Compensation Plans not approved by stockholders:	—	—	—
Total	1,763,250	$12.79	1,532,347

(1)	Excludes 587,123 shares of restricted common stock previously issued under the Hudson Highland Group, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement under the caption “Board of Directors and Corporate Governance — Independent Directors” and “Board of Directors and Corporate Governance — Policies and Procedures Regarding Related Person Transactions.”

Item 14. Principal Accounting Fees and Services

The information required in Item 14 is incorporated by reference to the information in the Proxy Statement under the section “Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	(1) Financial statements — The following financial statements and the reports of independent registered public accounting firms are contained in Item 8.

Page
Reports of Independent Registered Public Accounting Firms	45
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	48
Consolidated Balance Sheets as of December 31, 2009 and 2008	49
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	50
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	51
Notes to Consolidated Financial Statements	52
(2) Financial statement schedules
Schedule II — Valuation and qualifying accounts and reserves.
All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

(3) Exhibits — The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Hudson Highland Group, Inc.
New York, New York

The audit referred to in our report dated March 6, 2008, except for Note 3 as to which the date is December 9, 2009 and Note 2 — Revenue Recognition as to which the date is February 17, 2010, relating to the 2007 consolidated financial statements of Hudson Highland Group, Inc. which is contained in Item 8 of this Form 10-K also included the audit of the 2007 consolidated financial statement schedule listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audit.

In our opinion the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP BDO Seidman, LLP New York, New York February 23, 2010

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B	Column C Additions		Column D	Column E
Descriptions	Balance at Beginning of Period	Charged to Costs/Expenses (Recoveries)	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts(a)
Year Ended December 31, 2007	$6,748	(88)	(310)	1,453	$4,897
Year Ended December 31, 2008	$4,897	(213)	115	1,278	$3,521
Year Ended December 31, 2009	$3,521	(255)	(38)	806	$2,422

(a)	Included in the balances presented here are the allowances for doubtful accounts for the Company’s discontinued operations. The sale and subsequent reduction to the account balance is in column C charged to other accounts as a deletion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this twenty-third day of February 2010.

HUDSON HIGHLAND GROUP, INC.
By /s/ Jon F. Chait Jon F. Chait Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jon F. Chait Jon F. Chait	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2010
/s/ Mary Jane Raymond Mary Jane Raymond	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2010
/s/ Frank P. Lanuto Frank P. Lanuto	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 23, 2010
/s/ Robert B. Dubner Robert B. Dubner	Director	February 23, 2010
/s/ John J. Haley John J. Haley	Director	February 23, 2010
/s/ Jennifer Laing Jennifer Laing	Director	February 23, 2010
/s/ David G. Offensend David G. Offensend	Director	February 23, 2010
/s/ Richard J. Stolz Richard J. Stolz	Director	February 23, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(3.1)	Amended and Restated Certificate of Incorporation of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Registration Statement on Form 10 filed March 14, 2003 (file No. 0-50129)).
(3.2)	Certificate of Designations of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 2, 2005 (file No. 0-50129)).
(3.3)	Amended and Restated By-laws of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file No. 0-50129)).
(4.1)	Amended and Restated Credit Agreement, dated as of July 31, 2007, by and among Hudson Highland Group, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as the Lenders, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated July 31, 2007 (file No. 0-50129)).
(4.2)	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 30, 2008, by and among Hudson Highland Group, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as the Lenders, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated January 2, 2009 (file No. 0-50129)).
(4.3)	Rights Agreement, dated as of February 2, 2005, between Hudson Highland Group, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Hudson Highland Group, Inc. dated February 3, 2005 (file No. 0-50129)).
(10.1)*	Hudson Highland Group, Inc. Long Term Incentive Plan, as amended through October 29, 2007 (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).
(10.2)*	Form of Hudson Highland Group, Inc. Long Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated May 1, 2007 (file No. 0-50129)).
(10.3)*	Form of Hudson Highland Group, Inc. Long Term Incentive Plan Restricted Stock Award Agreement for share price vesting awards (incorporated by reference to Exhibit 10.2 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 9, 2009 (file No. 0-50129)).
(10.4)*	Form of Hudson Highland Group, Inc. Long Term Incentive Plan Stock Option Agreement (Employees) (incorporated by reference to Exhibit 10.4 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).
(10.5)*	Form of Hudson Highland Group, Inc. Long Term Incentive Plan Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc. Current Report on Form 8-K dated May 11, 2006 (File No. 0-50129)).
(10.6)*	Form of Hudson Highland Group, Inc. Long Term Incentive Plan Stock Option Agreement applicable to Jon F. Chait (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated July 13, 2007 (file No. 0-50129)).
(10.7)*	Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities Exchange Commission on Schedule 14A on April 1, 2009 (file No. 0-50129)).

Exhibit Number	Exhibit Description
(10.8)*	Form of Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (Employees) (incorporated by reference to Exhibit 4.2 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 dated August 7, 2009 (file No. 333-161171)).
(10.9)*	Form of Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (Directors) (incorporated by reference to Exhibit 4.3 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 dated August 7, 2009 (file No. 333-161171)).
(10.10)*	Form of Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement applicable to Jon F. Chait (incorporated by reference to Exhibit 4.4 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 dated August 7, 2009 (file No. 333- 161171)).
(10.11)*	Form of Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 dated August 7, 2009 (file No. 333-161171)).
(10.12)*	Executive Excise Tax Gross-Up Agreement, amended and restated effective as of October 29, 2007, between Hudson Highland Group, Inc. and Jon F. Chait (incorporated by reference to Exhibit 10.4 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).
(10.13)*	Executive Employment Agreement, amended and restated effective as of March 1, 2009, between Hudson Highland Group, Inc. and Margaretta R. Noonan (incorporated by reference to Exhibit 10.8 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (file No. 0-50129)).
(10.14)*	Executive Employment Agreement, amended and restated effective as of March 3, 2009, between Hudson Highland Group, Inc. and Richard S. Gray (incorporated by reference to Exhibit 10.9 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (file No. 0-50129)).
(10.15)*	Executive Employment Agreement, amended and restated effective as of March 3, 2009, between Hudson Highland Group, Inc. and Latham Williams (incorporated by reference to Exhibit 10.10 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (file No. 0-50129)).
(10.16)*	Executive Employment Agreement, amended and restated effective as of March 3, 2009, between Hudson Highland Group, Inc. and Neil J. Funk (incorporated by reference to Exhibit 10.11 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (file No. 0-50129)).
(10.17)*	Executive Employment Agreement, amended and restated effective as of March 3, 2009, between Hudson Highland Group, Inc. and Frank P. Lanuto (incorporated by reference to Exhibit 10.12 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (file No. 0-50129)).
(10.18)*	Executive Employment Agreement, amended and restated effective as of March 3, 2009, between Hudson Highland Group, Inc. and Mary Jane Raymond (incorporated by reference to Exhibit 10.13 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (file No. 0-50129)).
(10.19)*	Hudson Highland Group, Inc. Nonqualified Deferred Compensation Plan (Effective May 1, 2004, as Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.8 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).
(10.20)*	Summary of Hudson Highland Group, Inc. Compensation for Non-employee Members of the Board of Directors (incorporated by reference to Exhibit 10.9 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).

Exhibit Number	Exhibit Description
(10.21)*	Summary of Hudson Highland Group, Inc. 2009 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 9, 2009 (file No. 0-50129)).
(10.22)*	Hudson Highland Group, Inc. Director Deferred Share Plan (incorporated by reference to Exhibit 10.15 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).
(21)	Subsidiaries of Hudson Highland Group, Inc.
(23.1)	Consent of KPMG LLP.
(23.2)	Consent of BDO Seidman, LLP.
(31.1)	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(99.1)	Proxy Statement for the 2009 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2009; except to the extent specifically incorporated by reference, the Proxy Statement for the 2010 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

*	A management contract or compensatory plan or arrangement.