Form 10-Q
period 2010-03-31
HUDSON HIGHLAND GROUP INC
filed 2010-04-28
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 7, 2010
Common Stock - $0.001 par value	32,148,895

HUDSON HIGHLAND GROUP, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$180,118	$165,150
Direct costs	113,697	103,146
Gross margin	66,421	62,004
Operating expenses:
Selling, general and administrative expenses	68,333	71,702
Depreciation and amortization	2,287	3,788
Business reorganization and integration expenses	113	5,839
Operating loss	(4,312)	(19,325)
Other (expense) income :
Interest, net	(232)	(191)
Other, net	658	621
Loss from continuing operations before provision for income taxes	(3,886)	(18,895)
Provision for (benefit from) income taxes	252	(4,060)
Loss from continuing operations	(4,138)	(14,835)
(Loss) income from discontinued operations, net of income taxes	(69)	9,276
Net loss	$(4,207)	$(5,559)
(Loss) earnings per share:
Basic and diluted
(Loss) income from continuing operations	$(0.16)	$(0.59)
Income from discontinued operations	-	0.37
Net (loss) income	$(0.16)	$(0.22)
Basic and diluted weighted average shares outstanding:	26,257	25,171

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$24,128	$36,064
Accounts receivable, less allowance for doubtful accounts of $2,006 and $2,423, respectively	113,213	98,994
Prepaid and other	13,752	13,308
Total current assets	151,093	148,366
Property and equipment, net	17,874	19,433
Other assets	12,420	14,145
Total assets	$181,387	$181,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,844	$12,811
Accrued expenses and other current liabilities	62,395	54,103
Short-term borrowings	11,380	10,456
Accrued business reorganization expenses	5,315	8,784
Total current liabilities	91,934	86,154
Other non-current liabilities	9,603	10,768
Income tax payable, non-current	8,573	8,415
Accrued business reorganization expenses, non-current	369	347
Total liabilities	110,479	105,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 100,000 shares authorized; issued 27,319 and 26,836 shares, respectively	27	27
Additional paid-in capital	446,118	445,541
Accumulated deficit	(407,721)	(403,514)
Accumulated other comprehensive income—translation adjustments	32,484	34,509
Treasury stock, 0 and 114 shares, respectively, at cost	-	(303)
Total stockholders’ equity	70,908	76,260
Total liabilities and stockholders' equity	$181,387	$181,944

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,207)	$(5,559)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,287	3,818
Recovery of doubtful accounts	(228)	(150)
Benefit from deferred income taxes	(766)	(2,324)
Stock-based compensation	371	449
Net gain on disposal of assets	-	(11,625)
Other, net	(762)	-
Changes in assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in accounts receivable	(16,495)	22,992
(Increase) decrease in other assets	(1,318)	757
Increase (decrease) in accounts payable, accrued expenses and other liabilities	9,704	(18,422)
(Decrease) increase in accrued business reorganization expenses	(3,409)	2,513
Net cash used in operating activities	(14,823)	(7,551)
Cash flows from investing activities:
Capital expenditures	(1,102)	(500)
Payment received on note from asset sale	3,500	-
Net cash provided by (used in) investing activities	2,398	(500)
Cash flows from financing activities:
Borrowings under credit facility and other short term financing	10,963	39,985
Repayments under credit facility and other short term financing	(10,039)	(34,035)
Purchase of treasury stock, including fees	-	(703)
Purchase of restricted stock from employees	(32)	(55)
Net cash provided by financing activities	892	5,192
Effect of exchange rates on cash and cash equivalents	(403)	(90)
Net decrease in cash and cash equivalents	(11,936)	(2,949)
Cash and cash equivalents, beginning of the period	36,064	49,209
Cash and cash equivalents, end of the period	$24,128	$46,260
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$315	$238
Cash payment (refund), net during the period for income taxes	$582	$(609)

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Treasury
	Shares	Value	capital	deficit	income (loss)	stock	Total
Balance at January 1, 2010	26,722	$27	$445,541	$(403,514)	$34,509	$(303)	$76,260
Net loss	-	-	-	(4,207)	-	-	(4,207)
Other comprehensive loss, translation adjustments	-	-	-	-	(2,025)	-	(2,025)
Purchase of restricted stock from employees	(7)	-	-	-	-	(32)	(32)
Issuance of shares for 401(k) plan contribution	121	-	206	-	-	335	541
Stock-based compensation	483	-	371	-	-	-	371
Balance at March 31, 2010	27,319	$27	$446,118	$(407,721)	$32,484	$-	$70,908

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Hudson Highland Group, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

NOTE 2 – DESCRIPTION OF BUSINESS

The Company provides professional staffing services on a permanent and contract basis and a range of human capital services to businesses operating in a wide variety of industries. The Company’s operations, assets and liabilities are organized into four reportable segments—Hudson Americas, Hudson Europe, Hudson Australia and New Zealand (‘ANZ”), and Hudson Asia (“Hudson regional businesses” or “Hudson”), which constituted approximately 14%, 49%, 27%, and 10%, respectively, of the Company’s gross margin for the three months ended March 31, 2010.

Corporate expenses are reported separately from the four reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury some of which are attributable and have been allocated to the reportable segments.

Hudson Americas operates from 28 offices in the United States (“U.S.”) and Canada, with 98% of its gross margin generated in the U.S. during the three months ended March 31, 2010. Hudson Europe operates from 38 offices in 13 countries, with 45% of its gross margin generated in the United Kingdom (“U.K.”) during the three months ended March 31, 2010. Hudson ANZ operates from 12 offices in Australia and New Zealand, with 89% of its gross margin generated in Australia during the three months ended March 31, 2010. Hudson Asia operates from 5 offices in China, Hong Kong and Singapore, with 48% of its gross margin generated in China during the three months ended March 31, 2010.

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-09 “Amendments to Certain Recognition and Disclosure Requirements” amending FASB Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events.” The amendment eliminates the requirement in ASC Topic 855 to disclose the date through which subsequent events have been evaluated in the consolidated financial statements of SEC filers and is effective for reports filed after February 24, 2010. The Company evaluated all events and transactions through the issuance date of our condensed consolidated financial statements. No recognized or unrecognized subsequent events and transactions were noted.

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements." ASU 2010-6 provides amendments to ASC Topic 820 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to ASC Topic 820 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosures and clarification of existing disclosures of ASU 2010-6 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company expects the adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing the Company’s net (loss) income by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share are computed by dividing the Company’s net (loss) income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For the periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three months ended March 31, 2010 and 2009, the effect of approximately 2,771,459, and 2,492,335, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718 "Compensation – Stock Compensation", as interpreted by the Securities Exchange Commission (“SEC”) Staff Accounting Bulletins No. 107 and No. 110. Under ASC Topic718, stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.

Incentive Compensation Plan

The Company maintains the Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan (the “ISAP”) pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options and restricted stock as well as other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors will establish such conditions as it deems appropriate on the granting or vesting of stock options or restricted stock. While the Company historically granted both stock options and restricted stock to its employees, since 2008 the Company has primarily granted restricted stock to its employees. Occasionally, the Company continues to grant stock options to certain of its executive employees at the time of hire.

The ISAP provides that an aggregate of 1,600,000 shares of the Company’s common stock are reserved for issuance to participants. The Compensation Committee of the Company’s Board of Directors administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company.

Stock Options

Stock options granted under the ISAP generally expire ten years after the date of grant. Stock options granted under the ISAP have an exercise price of at least 100% of the fair market value of the underlying stock on the date of grant and generally vest ratably over a four year period.

For the three months ended March 31, 2010 and 2009, the Company recognized $52 and $193, respectively, of stock-based compensation expense related to stock options.

As of March 31, 2010, the Company had $117 of total unrecognized stock-based compensation expense related to outstanding non-vested stock options. The Company expects to recognize that cost over a weighted average service period of approximately 1.3 years.

Changes in the Company’s stock options for the three months ended March 31, 2010 were as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
	Outstanding	per Share

Options outstanding, beginning of year	1,763,250	$12.79
Forfeited	(12,625)	15.59
Expired	(950)	8.53
Options outstanding at March 31, 2010	1,749,675	12.78
Options exercisable at March 31, 2010	1,661,175	$12.86

Restricted Stock

During the three months ended March 31, 2010, the Company granted 524,332 shares of restricted stock to various employees. Shares of restricted stock with only service-based vesting conditions and shares of restricted stock with performance vesting conditions are valued at the closing market value of the Company’s common stock on the date of grant. The Company recognizes compensation cost for the awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved. Of the 524,332 shares granted, (i) 14,667 shares vested immediately, (ii) 224,332 shares vest ratably over a three year period from the date of grant with only service-based conditions, (iii) 240,333 shares vest ratably over a three year period from the date of grant based on performance of the Company’s Gross Margin and Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) and (iv) 45,000 shares vest in full on April 1, 2013.

For the three months ended March 31, 2010 and 2009, the Company recognized $319 and $256, respectively, of stock-based compensation expense related to restricted stock.

As of March 31, 2010, the Company had $2,883 of total unrecognized stock-based compensation expense related to outstanding nonvested restricted stock. That cost is expected to be recognized over a weighted average service period of 2.0 years.

Changes in the Company’s restricted stock for the three months ended March 31, 2010 were as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant-Date
	Stock	Fair Value

Nonvested restricted stock, beginning of year	531,083	$2.70
Granted	524,332	4.55
Vested	(71,671)	2.57
Forfeited	(18,000)	1.57
Nonvested restricted stock at March 31, 2010	965,744	$3.74

Defined Contribution Plans

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. For the three months ended March 31, 2010 and 2009, the Company recognized $233 and $272, respectively, of expense for the 401(k) plan. In March 2010, the Company issued 121,016 shares of its common stock with a value of $541 plus cash of $111 to satisfy the 2009 contribution liability to the 401(k) plan. In March 2009, the Company issued 1,318,161 shares of its common stock with a value of $1,226 to satisfy the 2008 contribution liability to the 401(k) plan.

NOTE 6 – DISCONTINUED OPERATIONS

In the second and first quarter of 2009, the Company exited the markets in Italy and Japan, respectively.  In accordance with the provision of ASC Topic 205-20-45 “Reporting Discontinued Operations” the assets, liabilities, and results of operations of the Italy and Japan operations were reclassified as discontinued operations.

In the first quarter of 2008, the Company sold substantially all of the assets of Hudson Americas’ energy, engineering and technical staffing division (“ETS”) to System One Holdings LLC.

In the third quarter of 2006, the Company sold its Highland Partners executive search business (“Highland”) to Heidrick & Struggles International, Inc. As a result of Highland achieving certain revenue metrics in 2008, the Company received an additional and final earn-out payment of $11,625 on April 9, 2009, which was accrued in the three months ended March 31, 2009 and reflected within discontinued operations as a gain from sale of discontinued operations.

Italy was part of the Hudson Europe reportable segment, Japan was part of the Hudson Asia reportable segment, and ETS was part of the Hudson Americas reportable segment. The Highland business was a separate reportable segment of the Company at the time of its sale. The gain or loss on sale and results of operations of the disposed businesses were reported in discontinued operations in the relevant periods.

Reported results for the discontinued operations were insignificant for the three months ended March 31, 2010. The reported results for the discontinued operations for the three months ended March 31, 2009 were as follows:

	For The Three Months Ended March 31, 2009
	Italy	Japan	ETS	Highland	Total
Revenue	$333	$743	$-	$-	$1,076
Gross margin	$309	$727	$-	$-	$1,036
Operating income (loss)	$(390)	$(1,650)	$(62)	$-	$(2,102)
Other income (expense)	(3)	(244)	-	-	(247)
Gain (loss) from sale of discontinued operations	-	-	-	11,625	11,625
Provision for (benefit from) income taxes (a)	-	-	-	-	-
Income (loss) from discontinued operations	$(393)	$(1,894)	$(62)	$11,625	$9,276

(a)
Income tax expense is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% due to differences in the foreign statutory tax rates, as well as the ability to offset certain net operating losses (“NOLs”) against taxable profits.

NOTE 7 – REVENUE, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	For The Three Months Ended March 31, 2010			For The Three Months Ended March 31, 2009 (2)
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$135,033	$45,085	$180,118	$125,261	$39,889	$165,150
Direct costs (1)	110,556	3,141	113,697	99,647	3,499	103,146
Gross margin	$24,477	$41,944	$66,421	$25,614	$36,390	$62,004

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

(2)
For the three months ended March 31, 2009, the Company reclassified $1,331 of Temporary Revenue, $1,128 of Temporary Direct Costs and $203 of Temporary Gross Margin from Other Revenue, Other Direct Costs and Other Gross Margin, respectively. The Company reclassified these amounts to be consistent with similar arrangements.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2010 and December 31, 2009, property and equipment, net consisted of the following:

	March 31,	December 31,
	2010	2009
Computer equipment	$18,840	$19,095
Furniture and equipment	14,135	14,635
Capitalized software costs	32,605	32,074
Leasehold and building improvements	22,753	24,194
Transportation equipment	22	22
	88,355	90,020
Less: accumulated depreciation and amortization	70,481	70,587
Property and equipment, net	$17,874	$19,433

NOTE 9 – INCOME TAXES

The provision for income taxes for the three months ended March 31, 2010 was $252 on a pre-tax loss of $3,886, compared with a benefit from income taxes of $4,060 on pre-tax loss of $18,895 for the same period of 2009. The effective tax rate for the three months ended March 31, 2010 was negative 6.5% as compared to 21.5% for the same period of 2009. In the current period, the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the ability to benefit from losses incurred in foreign jurisdictions and the inability to recognize tax benefits on net U.S. losses. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

Under ASC Topic 270, “Interim Reporting”, and ASC Topic 740-270, “Income Taxes – Intra Tax Allocation”, the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provision of ASC Topic 270 and 740 could result in a higher or lower effective rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

As of March 31, 2010 and December 31, 2009, the Company had $8,529 and $8,528, respectively, of uncertain tax benefits, including interest and penalties, which if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions from the lapse of the applicable statutes of limitations during the next twelve months are estimated to be approximately $1,000 to $4,400, not including any potential new additions.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and totaled ($18) and $81, respectively, for the three months ended March 31, 2010 and 2009. Accrued interest and penalties were $1,992 and $2,014 as of March 31, 2010 and December 31, 2009, respectively. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years that had NOLs would remain open until the expiration of the statute of limitations of the future tax years those NOLs would be utilized. Notwithstanding the above, the open tax years are 2006 through 2009 for the U.S. Federal and 2005 through 2009 for most U.S. state and local jurisdictions, 2007 through 2009 for the U.K., 2000 through 2003 and 2005 through 2009 for Australia and 2003 through 2009 for most other jurisdictions. The Company is currently under income tax examination in China (2008), Switzerland (2008), France (2006-2008), the State of Texas (2004 to 2006) and the State of Pennsylvania (2004-2005).

NOTE 10 – BUSINESS REORGANIZATION EXPENSES

The following table contains amounts for Changes in Estimate and Additional Charges related to prior restructuring plans that were incurred or recovered in the current period. These amounts are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations. Amounts in the “Payments” column represent the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the three months ended March 31, 2010 were as follows:

For The Three Months Ended March 31,	December 31,	Changes in	Additional		March 31,
2010	2009	Estimate	Charges	Payments	2010
Lease termination payments	$4,897	$(45)	$-	$(919)	$3,933
Employee termination benefits	4,100	146	-	(2,613)	1,633
Contract cancellation costs	134	12	-	(28)	118
Total	$9,131	$113	$-	$(3,560)	$5,684

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting, employment and non-compete agreements with certain key management personnel, executive search consultants and former owners of acquired businesses. Agreements with key members of management are on an at will basis, provide for compensation and severance payments under certain circumstances, and are automatically renewed annually unless either party gives sufficient notice of termination. Agreements with certain consultants and former owners of acquired businesses are generally two to five years in length.  The Company is subject, from time to time, to disputes under these agreements, typically associated with terminations.  The Company routinely monitors claims such as these, and records provisions for losses when the claims become probable and the amounts due are estimable.

The Company is subject to, from time to time, various claims, lawsuits, and other complaints from, for example, clients, candidates, suppliers, landlords, and taxing authorities in the ordinary course of business. The Company routinely monitors claims such as these, and records provisions for losses when the claim becomes probable and the amount due is estimable. Although the outcome of these claims cannot be determined, the Company believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company’s reserves were not significant as of March 31, 2010 and December 31, 2009.

On May 13, 2009, the Company received a “Wells Notice” from the SEC. For further information refer to Part II – Other Information, Item 1 Legal Proceedings of this Form 10-Q.

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. As of March 31, 2010 and December 31, 2009, $2,340 and $2,935, respectively, of asset retirement obligations were included in the Condensed Consolidated Balance Sheets under the caption “Other non-current liabilities.”

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2010, the Company issued 121,016 shares of its common stock held in treasury with a value of $541 for these shares at issuance, plus cash of $111 to satisfy its 2009 contribution liability to its 401(k) plan.

NOTE 13 – FINANCIAL INSTRUMENTS

Credit Agreements

The Company has a primary credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc. and another lender that provides the Company with the ability to borrow up to $75,000, including the issuance of letters of credit. The Company’s available borrowings under the Credit Agreement are based on an agreed percentage of eligible accounts receivable less required reserves, principally related to the Company’s North America, the U.K. and Australia operations, as defined in the Credit Agreement. As of March 31, 2010, the Company’s borrowing base was $49,938 and the Company is required to maintain a minimum borrowing base of $25,000. As of March 31, 2010, the Company had $10,490 of outstanding borrowings under the Credit Agreement and a total of $4,153 of outstanding letters of credit issued under the Credit Agreement, resulting in the Company being able to borrow up to an additional $10,295 after deducting the minimum borrowing base.

The maturity date of the Credit Agreement is July 31, 2012. Borrowings may be made with an interest rate based on the prime rate plus a margin based on borrowing availability or an interest rate based on the LIBOR rate plus a margin based on borrowing availability. The interest rate on outstanding borrowings was 6.75% as of March 31, 2010. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company.

The Credit Agreement contains various restrictions and covenants, including those that (1) prohibit payments of dividends; (2) limit the Company’s capital expenditures in each fiscal year to $11,000; (3) restrict the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; (4) limit dispositions of assets to permitted dispositions in the aggregate not to exceed $15,000 per year; (5) limit guarantees of indebtedness; (6) prohibit the Company from making stock repurchases; and (7) limit the amount of permitted acquisitions to $10,000 per year. The Company was in compliance with all financial covenants under the Credit Agreement as of March 31, 2010.

The Company has entered into lending arrangements with local banks through its subsidiaries in Belgium, the Netherlands, New Zealand, and China. The outstanding borrowings under these lending arrangements were $890 and $0 as of March 31, 2010 and December 31, 2009, respectively. The Belgium and the Netherlands subsidiaries can borrow up to $3,590 based on an agreed percentage of accounts receivable related to their operations. Borrowings under the Belgium and the Netherlands credit agreements may be made with an interest rate based on the EURIBOR plus 2.5%, or about 2.9% on March 31, 2010. The lending arrangements will expire in 2011. In New Zealand, the Company’s subsidiary can borrow up to NZD$1,500 (or approximately $1,065 as of March 31, 2010) for working capital purposes. The lending arrangement expires on March 31, 2011.  Interest on borrowings under the New Zealand facility is based on a three month cost of funds rate as determined by the bank, plus a 1.84% margin, and was 6.1% on March 31, 2010. In China, the Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under the overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points and was 6.86% on March 31, 2010. The lending arrangement expires annually each September but can be renewed for one year periods at that time.

The Company expects to continue to use the aforementioned credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are used to support primarily office leases.

Restricted Cash

The Company had approximately $3,329 and $3,665 of restricted cash included in the accompanying Condensed Consolidated Balance Sheets on March 31, 2010 and December 31, 2009, respectively. Included in these balances was $1,893 held as collateral under a collateral trust agreement which supports the Company’s workers’ compensation policy as of March 31, 2010 and December 31, 2009, respectively. The Company had $154 and $159 deposits with a bank for a customer guarantee in Belgium and $273 and $293 deposits with a bank in the Netherlands as guarantees for the rent on the Company’s offices as of March 31, 2010 and December 31, 2009, respectively. These balances are included in the caption “Prepaid and other” and “Other assets” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, respectively.

The Company maintained $860 and $1,127 of deposits with banks in the Netherlands as required by law as a reserve for employee social tax payments, $134 and $179 of deposits with banks in Spain as guarantees for the rent on the Company’s offices, and insignificant business license deposits with a bank in Singapore as of March 31, 2010 and December 31, 2010, respectively. These deposits totaled to approximately $1,009, and $1,320 as of March 31, 2010 and December 31, 2009, respectively, and were included in the caption “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

Acquisition Shelf Registration Statement

The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of March 31, 2010, all of the 1,350,000 shares were available for issuance.

Shelf Registration and Common Stock Offering

In December 2009, the Company filed a shelf registration statement (the “2009 Shelf Registration”) with the SEC to enable it to issue up to $30,000 equivalent of securities or combinations of securities.  The types of securities permitted for issuance under the 2009 Shelf Registration are debt securities, common stock, preferred stock, warrants, stock purchase contracts and stock purchase units.

On April 6, 2010, the Company issued in a registered public offering under the 2009 Shelf Registration 4,830,000 shares (which share number includes the exercise of the underwriter’s overallotment option of 630,000 shares) of common stock at $4.35 per share. Total net proceeds to the Company after underwriting discounts and expenses of the public offering were approximately $19,186.

After this offering, the Company may issue up to $8,990 equivalent of securities or combinations of securities under the 2009 Shelf Registration.

NOTE 14– COMPREHENSIVE INCOME

An analysis of the Company’s comprehensive loss is as follows:

	Three Months Ended March 31,
	2010	2009

Net loss	$(4,207)	$(5,559)
Other comprehensive loss—translation adjustments	(2,025)	(773)
Total comprehensive loss	$(6,232)	$(6,332)

NOTE 15 – SEGMENT AND GEOGRAPHIC DATA

The Company operates in four reportable segments: the Hudson regional businesses of Hudson Americas, Hudson Europe, Hudson ANZ, and Hudson Asia. Corporate expenses are reported separately from the four reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury which are not attributable to the reportable segments.

Segment information is presented in accordance with ASC Topic 280, “Segments Reporting”. This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue, certain expenses and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with generally accepted accounting principles. Accounts receivable, net and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

In the first quarter of 2010, the Company revised its reportable segments by segregating the segments of Hudson ANZ and Hudson Asia (previously included in the results for Hudson Asia Pacific). The Company has reclassified prior period information to reflect this change to the segment reporting in accordance with the requirement of ASC Topic 280-10-50-12 to 19, “Quantitative Thresholds”.

	Hudson	Hudson	Hudson	Hudson
	Americas	Europe	ANZ	Asia	Corporate	Total
For The Three Months Ended March 31, 2010
Revenue	$39,507	$76,654	$56,822	$7,135	$-	$180,118
Gross margin	$9,279	$32,530	$17,776	$6,836	$-	$66,421
Business reorganization and integration expenses (recovery)	$142	$87	$(116)	$-	$-	$113
EBITDA (loss) (a)	$(241)	$436	$249	$597	$(2,408)	$(1,367)
Depreciation and amortization	884	629	557	172	45	2,287
Interest income (expense), net	(3)	(24)	28	(1)	(232)	(232)
(Loss) income from continuing operations before income taxes	(1,128)	(217)	(280)	424	(2,685)	(3,886)

As of March 31, 2010
Accounts receivable, net	$24,258	$51,811	$30,701	$6,443	$-	$113,213
Long-lived assets, net of accumulated depreciation and amortization	$2,210	$5,990	$7,166	$413	$2,510	$18,289
Total assets	$29,390	$79,787	$47,190	$11,853	$13,167	$181,387

	Hudson	Hudson	Hudson	Hudson
	Americas	Europe	ANZ	Asia	Corporate	Total
For The Three Months Ended March 31, 2009
Revenue	$44,023	$66,387	$49,997	$4,743	$-	$165,150
Gross margin	$10,962	$30,313	$16,303	$4,426	$-	$62,004
Business reorganization and integration expenses (recovery)	$1,624	$2,338	$1,884	$(7)	$-	$5,839
EBITDA (loss) (a)	$(5,391)	$(3,611)	$(1,751)	$(615)	$(3,548)	$(14,916)
Depreciation and amortization	1,005	1,803	661	257	62	3,788
Interest income (expense), net	-	22	68	6	(287)	(191)
(Loss) income from continuing operations before income taxes	$(6,396)	$(5,392)	$(2,344)	$(866)	$(3,897)	$(18,895)

As of March 31, 2009
Accounts receivable, net	$24,927	$50,904	$23,068	$4,625	$-	$103,524
Long-lived assets, net of accumulated depreciation and amortization	$6,029	$7,964	$4,850	$859	$2,973	$22,675
Total assets	$34,942	$82,930	$44,306	$12,704	$36,120	$211,002

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

	United		United	Continental	Other	Other
Information by geographic region	States	Australia	Kingdom	Europe	Asia	Americas	Total
For The Three Months Ended March 31, 2010
Revenue (b)	$39,326	$50,004	$49,605	$27,050	$13,952	$181	$180,118

For The Three Months Ended March 31, 2009
Revenue (b)	$43,565	$42,834	$38,389	$27,998	$11,906	$458	$165,150

As of March 31, 2010
Long-lived assets, net of accumulated depreciation and amortization (c)	$4,721	$5,760	$3,630	$2,359	$1,819	$-	$18,289
Net assets	$7,567	$17,483	$25,176	$14,070	$6,290	$322	$70,908

As of March 31, 2009
Long-lived assets, net of accumulated depreciation and amortization (c)	$8,969	$3,244	$4,437	$3,529	$2,464	$32	$22,675
Net assets	$33,707	$14,641	$25,720	$18,906	$9,589	$(1)	$102,562

(b)	Revenue is generally recorded on a geographic basis according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Item 1 of this Form 10-Q. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principles (“GAAP”) measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 15 to the Condensed Consolidated Financial Statements for EBITDA segment reconciliation information.

Overview

Hudson Highland Group, Inc. (the “Company” or “Hudson,” “we,” “us” and “our”) has operated as an independent publicly traded company since April 1, 2003. Our businesses are specialized professional staffing services for permanent and contract and talent management services to businesses operating in many industries and in 19 countries around the world. Our largest operations are in the United States (“U.S.”), the United Kingdom (“U.K.”) and Australia. We are organized into four reportable segments of Hudson Americas, Hudson Europe, Hudson Australia and New Zealand (“ANZ”), and Hudson Asia. These segments contributed approximately 14%, 49%, 27% and 10% of the Company’s gross margin, respectively, for the three months ended March 31, 2010. In the first quarter of 2010, the Company revised its reportable segments by segregating the segments of Hudson ANZ and Hudson Asia (previously included in the results for Hudson Asia Pacific). The Company has reclassified prior period information to reflect this change to the segment reporting in accordance with the requirement of Financial Accounting Standards Board (“FASB’) Accounting Standards Codification (“ASC”) Topic 280-10-50-12 to 19, “Quantitative Thresholds”.

Hudson Americas operates from 28 offices in the U.S. and Canada, with 98% of its gross margin generated in the U.S. during the three months ended March 31, 2010. Hudson Europe operates from 38 offices in 13 countries, with 45% of its gross margin generated in the U.K. during the three months ended March 31, 2010. Hudson ANZ operates from 12 offices in Australia and New Zealand, with 89% of its gross margin generated in Australia during the three months ended March 31, 2010. Hudson Asia operates from 5 offices in China, Hong Kong and Singapore, with 48% of its gross margin generated in China during the three months ended March 31, 2010.

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

Recent Economic Events

During the first quarter of 2010, the Company experienced improving economic conditions in virtually all of the key markets in which we operate, although the rate of improvement varied from market to market. Macro economic reports have indicated growth in gross domestic product (“GDP”) in all of our key markets including Australia, China, Hong Kong, New Zealand, Singapore, U.S, the U.K. and the 16-nation Euro zone. Reports are forecasting economic growth in 2010 in the range of 1% to 3% for the majority of the developed economies and higher for some of the emerging markets. However, unemployment, traditionally a lagging economic indicator, remained at high single digit levels in some markets at the end of the first quarter of 2010.

Although economic conditions and the Company’s revenues have improved in the first quarter of 2010 in several markets including the U.K., China, Hong Kong and Singapore, revenues of other markets like U.S., Australia and New Zealand, Belgium and Netherlands were below the revenues for the same period of 2009. A risk continues that unemployment could remain at elevated levels well into the later part of 2010. These conditions could impact the Company’s financial results for the rest of 2010 and, as a result, future financial results may differ from historical performance. See “Liquidity Outlook” for additional information.

Financial Performance

As discussed in more detail in this MD&A, the following financial data present an overview of our financial performance for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Changes
$ in thousands	2010	2009	Amount
Revenue	$180,118	$165,150	$14,968
Gross margin	66,421	62,004	4,417
Selling, general and administrative expenses (a)	70,620	75,490	(4,870)
Business reorganization and integration expenses	113	5,839	(5,726)
Operating loss	(4,312)	(19,325)	15,013
Loss from continuing operations	(4,138)	(14,835)	10,697
Net loss	$(4,207)	$(5,559)	$1,352

(a)	Selling, general and administrative expenses include depreciation and amortization expense of $2,287 and $3,788, respectively, for the three months ended March 31, 2010 and 2009.

•
Revenue was $180 million for the three months ended March 31, 2010, as compared to $165 million for the same period of 2009, an increase of $15 million, or 9%. Of this increase, $9.8 million was in contracting services and $5.8 million was in permanent recruitment services. These increases were 7.8% and 21.8%, respectively, for the three months ended March 31, 2010, compared to the same period of 2009.

•
Gross margin was $66 million for the three months ended March 31, 2010, as compared to $62 million for the same period of 2009, an increase of $4 million or 7%. Of this increase, $6 million was in permanent recruitment services, partially offset by $1 million decline in each of contracting services and talent management services. The increase in permanent recruitment services gross margin was 24% and the declines in contracting services and talent management were 4% and 5%, respectively, for the three months ended March 31, 2010, compared to the same period of 2009.

•
Selling, general and administrative expenses were $71 million for the three months ended March 31, 2010, as compared to $76 million for the same period of 2009, a decrease of $5 million, or 6%. Selling, general and administrative expenses decreased primarily due to the reductions in management, consultant and, support staff compensation and facilities costs achieved through reorganization actions taken in 2009.

Strategic Actions

Our management’s primary focus has been to move the Company to profitability through a focus on specialized professional recruitment through our staffing, project solutions and talent management businesses. We have focused our strategy on higher-margin specialized professional recruitment with a long-term financial goal of 7-10% EBITDA margins, which we believe is the measure most within the control of our operating leaders. We believe achievement of these long-term EBITDA margins will generate long-term profitability. We continue to execute this strategy through a combination of delivery of higher margin services, price negotiations, efficient delivery of services, investments, cost restructuring, acquisitions and divestitures. In doing so, we continue to focus on retaining and maintaining key clients, retaining high performing revenue earners, integrating businesses to achieve synergies, discontinuing non-core businesses, streamlining support operations and reducing costs to achieve the Company’s long-term profitability goals.  We expect to continue our review of opportunities to expand our operations in specialized professional recruitment.

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

Periodic events can also change the number and type of audits, claims, lawsuits or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters. The present economic circumstances have given rise to many news reports and bulletins from clients, tax authorities and other parties about changes in their procedures for audits, payment, plans to challenge existing contracts and other such matters aimed at being more aggressive in the resolution of such matters in their own favor. The Company has appropriate procedures in place for identifying and communicating any matters of this type, whether asserted or likely to be asserted, and it evaluates its liabilities in light of the prevailing circumstances. Changes in the behavior of third parties could cause the Company to change its view of the likelihood of a claim and what might constitute a trend. In the last twelve months, the Company has not seen a marked difference in employee disputes or client disputes, though pressure on fees continues. In the same period, the Company has seen an increase in audits by tax authorities.  We cannot determine if this is typical at this point in the Company’s history or higher than typical, and in either event, we cannot determine if this is an indication of a trend for our Company given our operations in 19 countries and multiple municipalities.  However, we do not expect at this time that such matters will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of March 31, 2010 and December 31, 2009. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Use of EBITDA

Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as the best indicator of operating performance and most comparable measure across our regions. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, or net income prepared in accordance with GAAP or as a measure of the Company’s profitability. EBITDA, as presented below, is derived from net income (loss) adjusted for (benefit from) provision for income taxes, interest expense (income), and depreciation and amortization. The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended March 31,
$ in thousands	2010	2009

Net loss	$(4,207)	$(5,559)
Adjusted for (loss) income from discontinued opeartions, net of income taxes	(69)	9,276
Loss from continuing operations	(4,138)	(14,835)
Adjustments to loss from continuing operations
Provision for (benefit from) income taxes	252	(4,060)
Interest expense, net	232	191
Depreciation and amortization	2,287	3,788
Total adjustments from loss from continuing operations to EBITDA loss	2,771	(81)
EBITDA loss	$(1,367)	$(14,916)

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth the Company’s revenue, gross margin, operating (loss) income, loss from continuing operations, net loss, temporary contracting revenue, direct costs of temporary contracting, temporary contracting gross margin and gross margin as a percent of revenue for the three months ended March 31, 2010 and 2009 (dollars in thousands).

	For The Three Months Ended March 31,
	2010	2009
Revenue:
Hudson Americas	$39,507	$44,023
Hudson Europe	76,654	66,387
Hudson ANZ	56,822	49,997
Hudson Asia	7,135	4,743
Total	$180,118	$165,150
Gross margin:
Hudson Americas	$9,279	$10,962
Hudson Europe	32,530	30,313
Hudson ANZ	17,776	16,303
Hudson Asia	6,836	4,426
Total	$66,421	$62,004
Operating (loss) income:
Hudson Americas	$(1,634)	$(5,791)
Hudson Europe	985	(5,221)
Hudson ANZ	274	(2,239)
Hudson Asia	613	(1,261)
Corporate expenses	(4,550)	(4,812)
Total	$(4,312)	$(19,324)
Loss from continuing operations	$(4,138)	$(14,835)
Net loss	$(4,207)	$(5,559)
TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$38,151	$42,216
Hudson Europe	51,222	43,283
Hudson ANZ	45,450	39,564
Hudson Asia	210	198
Total	$135,033	$125,261
Direct costs of temporary contracting:
Hudson Americas	$30,214	$33,046
Hudson Europe	42,110	33,515
Hudson ANZ	38,105	32,939
Hudson Asia	127	147
Total	$110,556	$99,647
Temporary contracting gross margin:
Hudson Americas	$7,937	$9,170
Hudson Europe	9,112	9,768
Hudson ANZ	7,345	6,625
Hudson Asia	83	51
Total	$24,477	$25,614
Temporary contracting gross margin as a percent of revenue:
Hudson Americas	20.8%	21.7%
Hudson Europe	17.8%	22.6%
Hudson ANZ	16.2%	16.7%
Hudson Asia	39.5%	25.8%

(a)
Temporary contracting revenue is a component of our revenue. Temporary contracting gross margin and temporary contracting gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

The Company believes that these calculations are a useful measure, indicating the actual change in operations. Earnings from subsidiaries are, at times, repatriated to the U.S., and there are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition. The table below summarizes the impact of foreign exchange adjustments on our operating results for the three months ended March 31, 2010 (dollars in thousands).

	For The Three Months Ended March 31,
	2010			2009
		Currency	Constant
	As reported	translation	currency	As reported
Revenue:
Hudson Americas	$39,507	$(30)	$39,477	$44,023
Hudson Europe	76,654	(5,352)	71,302	66,387
Hudson ANZ	56,822	(15,140)	41,682	49,997
Hudson Asia	7,135	(208)	6,927	4,743
Total	180,118	(20,730)	159,388	165,150

Direct costs:
Hudson Americas	30,228	(14)	30,214	33,061
Hudson Europe	44,124	(3,205)	40,919	36,074
Hudson ANZ	39,046	(10,384)	28,662	33,694
Hudson Asia	299	(12)	287	317
Total	113,697	(13,615)	100,082	103,146

Gross margin:
Hudson Americas	9,279	(16)	9,263	10,962
Hudson Europe	32,530	(2,147)	30,383	30,313
Hudson ANZ	17,776	(4,756)	13,020	16,303
Hudson Asia	6,836	(196)	6,640	4,426
Total	$66,421	$(7,115)	$59,306	$62,004

Selling, general and administrative (a):
Hudson Americas	$10,785	$(49)	$10,736	$15,132
Hudson Europe	31,453	(2,135)	29,318	33,179
Hudson ANZ	17,608	(4,655)	12,953	16,658
Hudson Asia	6,224	(164)	6,060	5,695
Corporate	4,550	(1)	4,549	4,812
Total	$70,620	$(7,004)	$63,616	$75,476

Operating (loss) income:
Hudson Americas	$(1,634)	$20	$(1,614)	$(5,791)
Hudson Europe	985	13	998	(5,221)
Hudson ANZ	274	(130)	144	(2,239)
Hudson Asia	613	(33)	580	(1,261)
Corporate	(4,550)	1	(4,549)	(4,812)
Total	$(4,312)	$(129)	$(4,441)	$(19,324)

(a)	Selling, general and administrative expenses include depreciation and amortization expense of $2,287and $3,788, respectively, for the three months ended March 31, 2010 and 2009.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Hudson Americas

Hudson Americas’ revenue was $39.5 million for the three months ended March 31, 2010, as compared to $44 million for the same period of 2009, a decrease of $4.5 million or 10.3%. Of this decline, $4.1 million was in contracting and $0.5 million was in permanent recruitment revenues. The declines were 9.6% and 25.1%, respectively, compared to the same period of 2009.

The revenue decrease was primarily in contracting revenue, where other contracting areas of IT and Financial Solutions, which declined $4.8 million or 28.3%. Legal Services contracting revenue increased by $1 million or 4% for the three months ended March 31, 2010, as compared to the same period of 2009. The decline in IT and Financial Solutions contracting revenue was primarily due to continued weak demand in the three months ended March 31, 2010 in the markets in which we focus. The increase in Legal Services contracting revenue for the three months ended March 31, 2010 was primarily due to a higher volume of projects by clients, partially offset by lower average bill rates.

Hudson Americas’ direct costs were $30.2 million for the three months ended March 31, 2010, as compared to $33.1 million for the same period of 2009, a decrease of $2.8 million or 8.6%. The decrease was primarily due to fewer contractors on billing, lower average pay rates and was a direct result of the factors affecting the contracting revenue as noted above.

Hudson Americas’ gross margin was $9.3 million for the three months ended March 31, 2010, as compared to $11 million for the same period of 2009, a decrease of $1.7 million or 15.4%. Contracting gross margin declined $1.2 million or 13.5% for the three months ended March 31, 2010, as compared to the same period of 2009. The majority of the decline in contracting gross margin was in the other contracting areas of IT and Financial Solutions which declined by $1.2 million or 26.4%. The decline in other contracting gross margin was partially due to a reduction in billable hours, fewer contractors on billing and approximately a 2% reduction in average bill rates. Legal Services contracting gross margin increased by $0.5 million or 9.6% for the three months ended March 31, 2010, compared to the same period of 2009. The higher gross margin in Legal Services was due to a higher volume of work, increase in contractors on billing, offset in part by approximately 9% reduction in average bill rates.

Contracting gross margin as a percentage of revenue was 20.8% for the three months ended March 31, 2010, as compared to 21.7% for the same period of 2009. The decline was primarily driven by lower overall average bill rates, which were down approximately 10% and change in client mix toward high volume clients with lower margins. Gross margin, as a percentage of revenue, was 23.5% for the three months ended March 31, 2010, as compared to 24.9% for the same period of 2009. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in contracting gross margin as noted above and in permanent recruitment revenue, which has a proportionately greater effect on gross margin.

Hudson Americas’ selling, general and administrative expenses were $10.8 million for the three months ended March 31, 2010, as compared to $15.1 million for the same period of 2009, a decrease of $4.3 million or 28.7%. The decrease in selling, general and administrative expenses was partially due to head count reductions largely from the restructuring program completed in 2009. Hudson Americas’ selling, general and administrative expenses, as a percentage of revenue, were 27.3% for the three months ended March 31, 2010, as compared to 34.4% for the same period of 2009.

Hudson Americas incurred $0.1 million in reorganization expenses during the three months ended March 31, 2010, as compared to $1.6 million for the same period of 2009, a decrease in reorganization expenses of $1.5 million. Reorganization expenses incurred during the three months ended March 31, 2009 related primarily to the amounts provided for employee termination benefits related to the 2009 restructuring plan.

Hudson Americas’ net other non-operating income was $0.5 million for the three months ended March 31, 2010, as compared to net other non-operating expense of $0.6 million for the same period of 2009, an increase in net other non-operating income of $1.1 million. The increase was primarily related to the recovery of a  loan receivable of $0.9 million.

Hudson Americas’ EBITDA loss was $0.2 million for the three months ended March 31, 2010, as compared to $5.4 million for the same period of 2009, a decrease in EBITDA loss of $5.2 million. Hudson Americas’ EBITDA loss, as a percentage of revenue, was 0.1% for the three months ended March 31, 2010, as compared to 12.3% for the same period of 2009. The decrease in EBITDA loss was primarily due to the reductions in selling, general and administrative expenses of $4.3 million, non-recurrence of 2009 reorganization expenses of $1.5 million in 2010, increase in net other non-operating income of $1.1 million, partially offset by reduction in gross margin of $1.7 million.

Hudson Americas’ operating loss was $1.6 million for the three months ended March 31, 2010 as compared to $5.8 million for the same period of 2009, a decrease in operating loss of $4.2 million. Operating loss, as a percentage of revenue, was 4.1% for the three months ended March 31, 2010, as compared to 13.2% for the same period of 2009. The decrease in operating loss resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Europe

Hudson Europe’s revenue was $76.7 million for the three months ended March 31, 2010, as compared to $66.4 million for the same period of 2009, an increase of $10.3 million or 15.5%. On a constant currency basis, Hudson Europe’s revenue increased $4.9 million or 7.4% for the three months ended March 31, 2010, as compared to the same period of 2009. The revenue increase was primarily due to increases of $4.2 million or 9.7% in contracting and $1 million or 7.1% in permanent recruitment revenues for the three months ended March 31, 2010, as compared to the same period of 2009.

The revenue increase in constant currency was primarily in the U.K., where revenue increased $7.4 million or 19.3% for the three months ended March 31, 2010 as compared to the same period of 2009. In the U.K. contracting and permanent recruitment, revenues increased $5.7 million and $1.7 million, or 18.1% and 30.9%, respectively, compared to the same period of 2009. The increases in contracting and permanent revenue were primarily due to the improvements in the banking, sales and marketing, and IT sectors, partially offset by decreases in the real estate and telecommunications sectors.

In Continental Europe, revenue declined $2.5 million or 8.9% for the three months ended March 31, 2010, as compared to the same period of 2009. Contracting, permanent recruitment, and talent management revenues declined $1.5 million, $0.7 million and $0.2 million or 13%, 8.2% or 3.2%, respectively, for the three months ended March 31, 2010, as compared to the same period of 2009. In the Netherlands, contracting revenue declined $1.3 million or 12% for the three months ended March 31, 2010, as compared to the same period of 2009. The revenue decline in the Netherlands was primarily due to reduced spending and greater competition in the public sector. In Belgium, talent management and permanent revenues declined $0.5 million or 10% and $0.3 million or 12.2%, respectively, for the three months ended March 31, 2010, as compared to the same period of 2009. The revenue decline in Belgium was primarily due to the decline in the banking sector and the reductions in public sector spending. The decline was also due to weak demand in the three months ended March 31, 2010 following declines in businesses that occurred during the 2009 economic downturn. Revenue in France remained unchanged due to improvements in consumer goods sector, offset by weakness in financial services sector.

Hudson Europe’s direct costs were $44.1 million for the three months ended March 31, 2010, as compared to $36.1 million for the same period of 2009, an increase of $8.1 million or 22.3%. On a constant currency basis, Hudson Europe’s direct costs increased $4.8 million or 13.4% for the three months ended March 31, 2010, as compared to the same period of 2009. The increase in direct costs was due to more contractors on billing and was a direct result of the factors affecting revenue as noted above.

Hudson Europe’s gross margin was $32.5 million for the three months ended March 31, 2010, as compared to $30.3 million for the same period of 2009, an increase of $2.2 million or 7.3%. On a constant currency basis, gross margin increased $0.1 million or 0.3% for the three months ended March 31, 2010, as compared to the same period of 2009. The increase was driven by an increase in permanent recruitment gross margin of $1.4 million or 10.4%, offset by lower contracting gross margin of $1.3 million or 13.3%. Talent management gross margin remained unchanged for the three months ended March 31, 2010, as compared to the same period of 2009. Permanent recruitment gross margin increased $2.2 million or 43.9% in the U.K, partially offset by a decrease of $0.8 million, or 9% in Continental Europe. The increase in the U.K. was primarily due to increased demand for permanent staff, and also from higher average fees. The decrease in Continental Europe was primarily due to decreased demand for permanent staff in Belgium. Contracting gross margin decreased $0.9 million in the Netherlands and $0.3 million in the U.K. The declines in the Netherlands and the U.K. approximated 27% and 5%, respectively. The decline in contracting gross margin was primarily driven by a reduction in billable hours and a lower gross margin percentage compared to the same period of 2009.

 Contracting gross margin as a percentage of revenue was 17.8% for the three months ended March 31, 2010, as compared to 22.6% for the same period of 2009. The decline was partially driven by a change in client mix towards clients with high volume and lower margins. Total gross margin, as a percentage of revenue, was 42.6% for the three months ended March 31, 2010, as compared to 45.6% for the same period of 2009. The decline was primarily attributable to the factors affecting the contracting revenue gross margin.

Hudson Europe’s selling, general and administrative expenses were $31.5 million for the three months ended March 31, 2010, as compared to $33.2 million for the same period of 2009, a decrease of $1.7 million or 5.2%. On a constant currency basis, selling, general and administrative expenses decreased $3.9 million or 11.7% for the three months ended March 31, 2010, as compared to the same period of 2009. The decrease in selling, general and administrative expenses was primarily due to reductions resulting largely from the restructuring program completed in 2009 and substantially improved productivity in the U.K. Selling, general and administrative expenses, as a percentage of revenue, were 41.1% for the three months ended March 31, 2010, as compared to 50% for the same period of 2009.

Hudson Europe incurred $0.1 million in reorganization expenses for the three months ended March 31, 2010, as compared to $2.3 million for the same period of 2009, a decrease of $2.2 million. On a constant currency basis, reorganization expenses decreased $2.3 million for the three months ended March 31, 2010, as compared to the same period of 2009. Reorganization expenses incurred for the three months ended March 31, 2009 were related to the Company’s 2009 restructuring plan and included amounts provided for employee termination benefits, contract cancellation costs and lease termination payments primarily in Belgium and Ireland and costs related to the reorganization of certain support functions.

Hudson Europe’s net other non-operating expense was $1.2 million for the three months ended March 31, 2010 , as compared to $0.2 million for the same period of 2009, an increase of $1 million.  On a constant currency basis, net other non-operating expense increased $1 million for the three months ended March 31, 2010, as compared to the same period of 2009. The increase was primarily due to increased corporate cost allocations of $0.7 million.

Hudson Europe’s EBITDA was $0.4 million for the three months ended March 31, 2010, as compared to EBITDA loss of $3.6 million for 2009, an increase in EBITDA of $4 million. On a constant currency basis, EBITDA increased $4 million for the three months ended March 31, 2010, as compared to the same period of 2009. Hudson Europe’s EBITDA, as a percentage of revenue, was 0.6% for the three months ended March 31, 2010, as compared to EBITDA loss of 5.4% for the same period of 2009. The increase in EBITDA was primarily due to reductions in selling, general and administrative expenses of $3.9 million, a decrease in restructuring expenses of $2.3 million, and partially offset by an increase in net other non-operating expense of $1 million.

Hudson Europe’s operating income was $1 million for the three months ended March 31, 2010, as compared to operating loss of $5.2 million for the same period of 2009, an increase in operating income of $6.2 million. On a constant currency basis, operating income increased $6.2 million for the three months ended March 31, 2010, as compared to the same period of 2009. Operating income, as a percentage of revenue, was 1.4% for the three months ended March 31, 2010, as compared to operating loss of 7.9% for the same period of 2009. The increase in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Australia – New Zealand (“ANZ”)

Hudson ANZ’s revenue was $56.8 million for the three months ended March 31, 2010, as compared to $50 million for the same period of 2009, an increase of $6.8 million or 13.7%. On a constant currency basis, Hudson ANZ’s revenue decreased $8.3 million or 16.6% for the three months ended March 31, 2010, as compared to the same period of 2009. The revenue decrease was $6.2 million in contracting services, $1.6 million in talent management services and $0.4 million in permanent recruitment or 15.7% 49.9% and 6.2%, respectively, compared to the same period of 2009.

The revenue decrease in constant currency was primarily in contracting revenue, where the major practices of these markets including the accounting and finance, sales and marketing and communications declined for the three months March 31, 2010, as compared to the same period of 2009. The year-on-year rate of decline in contracting revenue during the three months ended March 31, 2010 has reduced compared to the year-on-year rate of decline in the three months ended December 31, 2009, reflecting the current stronger economic and hiring environment in ANZ. Talent management revenue decreased primarily due to decreased demand for outplacement services as companies reduced the pace of work force reductions as compared to the same period of 2009, without an offsetting demand yet for talent assessment and development work. Permanent recruitment revenue was not significantly impacted as demand for permanent recruitment revenues remained stable for the three months ended March 31, 2010, as compared to the same period of 2009.

Hudson ANZ’s direct costs were $39 million for the three months ended March 31, 2010, as compared to $33.7 million for the same period of 2009, an increase of $5.3 million or 15.9%. On a constant currency basis, Hudson ANZ’s direct costs decreased $5 million or 14.9% for the three months ended March 31, 2010, as compared to the same period of 2009. The decrease in direct costs was due to fewer contractors on billing and was a direct result of the factors affecting revenue as noted above.

Hudson ANZ’s gross margin was $17.8 million for the three months ended March 31, 2010, as compared to $16.3 million for the same period of 2009, an increase of $1.5 million or 9%. On a constant currency basis, gross margin decreased $3.3 million or 20.1% for the three months ended March 31, 2010, as compared to the same period of 2009. Talent management services, contracting and permanent recruitment gross margin decreased $1.5 million, $1.2 million and $0.5 million, respectively, for the three months ended March 31, 2010, as compared to the same period of 2009. The decline in talent management gross margin was driven by the same factors affecting revenue as described above. The decline in contracting gross margin was driven by a reduction in billable hours and fewer contractors on billing. Permanent recruitment gross margin was not significantly impacted for the three months ended March 31, 2010, as compared to the same period of 2009.

Contracting gross margin as a percentage of revenue was 16.2% for the three months ended March 31, 2010, as compared to 16.7% for the same period of 2009. The decline was partially driven by increased pricing pressure. Gross margin, as a percentage of revenue, was 31.2% for the three months ended March 31, 2010, as compared to 32.6% for the same period of 2009. The decline was due to the lower contracting gross margin percentage and to the proportionately greater decline in talent management revenue.

Hudson ANZ’s selling, general and administrative expenses were $17.6 million for the three months ended March 31, 2010, as compared to $16.7 million for the same period of 2009, an increase of $1.0 million or 5.8%. On a constant currency basis, selling, general and administrative expenses decreased $3.7 million or 22.2% for the three months ended March 31, 2010, as compared to the same period of 2009.  The decrease in selling, general and administrative expenses was primarily due to the restructuring program completed in 2009. Selling, general and administrative expenses, as a percentage of revenue, were 31.1% for the three months ended March 31, 2010, as compared to 33.3% for the same period of 2009.

Hudson ANZ recorded a reorganization benefit of $0.1 million for the three months ended March 31, 2010, as compared to reorganization expenses of $1.9 million for the same period of 2009, a decrease in reorganization expenses of $2 million. On a constant currency basis, reorganization expenses decreased $2 million for the three months ended March 31, 2010, as compared to the same period of 2009. Reorganization expenses incurred for the three months ended March 31, 2009 included primarily payment of employee termination benefits and costs to terminate a number of contracts, including exiting several leases related to the Company’s 2008 and 2009 reorganization plans.

 Hudson ANZ’s net other non-operating expense  was $0.6 million for the three months ended March 31, 2010 , as compared to $0.2 million for the same period of 2009, an increase of $0.4 million. On a constant currency basis, net other non-operating expense increased $0.4 million for the three months ended March 31, 2010, as compared to the same period of 2009. The increase was primarily due to increased corporate cost allocations of $0.4 million.

Hudson ANZ’s EBITDA was $0.2 million for the three months ended March 31, 2010, as compared to EBITDA loss of $1.8 million for the same period of 2009, an increase in EBITDA of $2 million. On a constant currency basis, EBITDA increased $1.8 million for the three months ended March 31, 2010, as compared to the same period of 2009. Hudson ANZ’s EBITDA, as a percentage of revenue, was 0.04% for the three months ended March 31, 2010, as compared to EBITDA loss of 3.5% for the same period of 2009. The increase in EBITDA was primarily due to reductions in selling, general and administrative expenses of $3.7 million, non-recurrence of 2009 reorganization costs of $1.9 million in 2010, partially offset by reduction in gross margin of $3.3 million.

Hudson ANZ’s operating income was $0.3 million for the three months ended March 31, 2010, as compared to operating loss of $2.2 million for the same period of 2009, an increase in operating income of $2.5 million. On a constant currency basis, operating income increased $2.4 million for the three months ended March 31, 2010, as compared to the same period of 2009. Operating income, as a percentage of revenue, was 0.3% for the three months ended March 31, 2010, as compared to operating loss of 4.5% for the same period of 2009. The increase in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Asia

Hudson Asia’s revenue was $7.1 million for the three months ended March 31, 2010, as compared to $4.7 million for the same period of 2009, an increase of $2.4 million or 50.4%. On a constant currency basis, Hudson Asia’s revenue increased $2.2 million or 46% for the three months ended March 31, 2010, as compared to the same period of 2009. The majority of business in Hudson Asia is permanent recruitment.

Revenue increased in all of Hudson Asia’s markets for the three months ended March 31, 2010, as compared to the same period of 2009, with the majority of the revenue increase of $1.4 million or 67.9% in China. The majority of our business in Asia is with subsidiaries of multi-national firms and many of these clients have eased the hiring restrictions implemented in 2009in response to the much improved economic environment. Business confidence and hiring activity has improved significantly compared to the same period of 2009. Revenue increased in most of Hudson Asia’s practice areas for the three months ended March 31, 2010, as compared to the same period of 2009, with increases in the IT, banking and finance and industrial sectors.

Hudson Asia’s direct costs were unchanged at $0.3 million for the three months ended March 31, 2010 compared to the same period of 2009, on both a reported and constant currency basis.

Hudson Asia’s gross margin was $6.8 million for the three months ended March 31, 2010, as compared to $4.4 million for the same period of 2009, an increase of $2.4 million or 54.4%. On a constant currency basis, gross margin increased $2.2 million or 50% for the three months ended March 31, 2010, as compared to the same period of 2009. The largest gross margin increase was in China, which increased $1.4 million or 73.3% for the three months ended March 31, 2010, as compared to the same period of 2009. Gross margin increased primarily for the same reasons as the increase in revenue. Gross margin, as a percentage of revenue, was 95.9% for the three months ended March 31, 2010, as compared to 93.3% for the same period of 2009.

Hudson Asia’s selling, general and administrative expenses were $6.2 million for the three months ended March 31, 2010, as compared to $5.7 million for the same period of 2009, an increase of $0.5 million or 9.3%. On a constant currency basis, selling, general and administrative expenses increased $0.4 million or 6.4% for the three months ended March 31, 2010, as compared to the same period of 2009. The increase in selling, general and administrative expenses resulted primarily from increases in bad debt expenses, increased sales staff compensation due to the higher gross margin and other administrative expenses. Selling, general and administrative expenses, as a percentage of revenue, were 87.5% for the three months ended March 31, 2010, as compared to 120% for the same period of 2009.

Hudson Asia’s net other non-operating expense was $0.2 million for the three months ended March 31, 2010, as compared to net other non-operating income of  $0.4 million for the same period of 2009, an increase in net other non-operating expense of $0.6 million. On a constant currency basis, net other non-operating expense increased $0.6 million for the three months ended March 31, 2010, as compared to the same period of 2009. The increase was primarily due to the non-reoccurrence of $0.4 million government assistance (subsidy) in China during 2009.

Hudson Asia’s EBITDA was $0.6 million for the three months ended March 31, 2010, as compared to EBITDA loss of $0.6 million for the same period of 2009, an increase in EBITDA of $1.2million. On a constant currency basis, EBITDA increased $1.2 million for the three months ended March 31, 2010, as compared to the same period of 2009. Hudson Asia’s EBITDA, as a percentage of revenue, was 8.1% for the three months ended March 31, 2010, as compared to EBITDA loss of 13% for the same period of 2009. The increase in EBITDA was primarily due to an increase in gross margin of $2.2 million, partially offset by an increase in net other non-operating expense of $0.6 million and selling, general and administrative expenses of $0.4 million.

Hudson Asia’s operating income was $0.6 million for the three months ended March 31, 2010, as compared to operating loss of $1.3 million for the same period of 2009, an increase in operating income of $1.9 million. On a constant currency basis, operating income increased $1.8 million for the three months ended March 31, 2010, as compared to the same period of 2009. Operating income, as a percentage of revenue, was 8.4% for the three months ended March 31, 2010, as compared to operating loss of 26.6% for the same period of 2009. The increase in operating income resulted primarily from the same factors as discussed above with respect to EBITDA.

Corporate and Other

Corporate selling, general and administrative expenses were $4.5 million for the three months ended March 31, 2010, as compared to $4.8 million for the same period of 2009, a decrease of $0.3 million or 5.4%. The decrease in corporate selling, general and administrative expenses resulted primarily from lower support staff expenses as a result of our 2009 corporate reorganization initiatives.

Corporate net other non-operating income was $2.1 million for the three months ended March 31, 2010, as compared to $1.2 million for the same period of 2009, an increase of $0.9 million. The increase was primarily due to increased corporate cost allocations to the reportable segments.

Corporate EBITDA loss was $2.4 million for the three months ended March 31, 2010, as compared to $3.5 million for the same period of 2009, a decrease of $1.1 million and was attributable to the same factors as discussed above.

Interest expense, net of interest income was $0.2 million for the three months ended March 31, 2010 and 2009.

Provision for (Benefits from) Income Taxes

The provision for income taxes was $0.3 million on $3.9 million of pre-tax losses from continuing operations for the three months ended March 31, 2010, as compared to a benefit of $4.1 million on $18.9 million of pre-tax losses from continuing operations for the same period of 2009. The effective tax rate for the three months ended March 31, 2010 was negative 6.5%, as compared to 21.5% for the same period of 2009. The changes in the Company’s effective tax rate for the three months ended March 31, 2010 as compared to the same period of 2009 resulted primarily from a reduction in the Company’s pre-tax losses and the inability to obtain benefits from losses incurred in certain jurisdictions. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition-related payments and variations from the U.S. tax rate in foreign jurisdictions.

Net Loss from Continuing Operations

Net loss from continuing operations was $4.1 million for the three months ended March 31, 2010, as compared to $14.8 million for the same period of 2009, a decrease in net loss from continuing operations of $10.7 million. Basic and diluted loss per share from continuing operations were $0.16 for the three months ended March 31, 2010, as compared to $0.59 for the same period of 2009.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations was $0.1 million for the three months ended March 31, 2010, as compared to net income from discontinued operations of $9.3 million for the same period of 2009, a decrease in net income from discontinued operations of $9.4 million. The decrease was primarily due to the non-recurrence of the final earn-out payment from the sale of our former Highland reporting unit in 2009 of $11.6 million offset by the operating loss in 2009 in the exited markets of Italy and Japan of $2.3 million. Basic and diluted loss per share from discontinued operations were $0 for the three months ended March 31, 2010, as compared to basic and diluted earnings per share of $0.37 for the same period of 2009.

Net Loss

Net loss was $4.2 million for the three months ended March 31, 2010, as compared to $5.6 million for the same period of 2009, a decrease in net loss of $1.4 million. Basic and diluted loss per share were $0.16 for the three months ended March 31, 2010, as compared to $0.22 for the same period of 2009.

Liquidity and Capital Resources

Cash and cash equivalents totaled $24.1 million and $36.1 million, respectively, as of March 31, 2010 and December 31, 2009. The following table summarizes the cash flow activities for the three months ended March 31, 2010 and 2009:

	For The Three Months Ended March 31,
(In millions)	2010	2009
Net cash used in operating activities	$(14.8)	$(7.5)
Net cash provided by (used in) investing activities	2.4	(0.5)
Net cash provided by financing activities	0.9	5.2
Effect of exchange rates on cash and cash equivalents	(0.4)	(0.1)
Net decrease in cash and cash equivalents	$(11.9)	$(2.9)

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Cash Flows used in Operating Activities

For the three months ended March 31, 2010, net cash used in operating activities was $14.8 million, as compared to $7.5 million for the same period of 2009, an increase of $7.3 millions. The increase in cash used in operating activities was primarily due to an increase in working capital as a result of the revenue growth in the current quarter.

Cash Flows provided by (used in) Investing Activities

For the three months ended March 31, 2010, net cash provided by investing activities was $2.4 million, as compared to net cash used in investing activities of $0.5 million for the same period of 2009, an increase in cash provided by investing activities of $2.9 million. The increase in cash provided by investing activities was primarily due to collection of a note receivable of $3.5 million from the sale of the Hudson Americas’ ETS division. This increase was partially offset by an increase in capital expenditures of $0.6 million primarily for software costs related to the Hudson ANZ operations.

Cash Flows provided by Financing Activities

For the three months ended March 31, 2010, net cash provided by financing activities was $0.9 million, as compared to cash provided by financing activities of $5.2 million for the same period of 2009, a decrease in cash provided by financing activities of $4.3 million. The decrease in cash provided by financing activities was primarily due to a decrease in proceeds from net borrowings under our credit facilities of $5 million, partially offset by the cash used to repurchase the Company’s treasury stocks for the three months ended March 31, 2009.

Credit Agreements

The Company has a primary credit facility (the “Credit Agreement”) with Wells Fargo Foothill, Inc. and another lender that provides the Company with the ability to borrow up to $75 million, including the issuance of letters of credit. The Company’s available borrowings under the Credit Agreement are based on an agreed percentage of eligible accounts receivable less required reserves, principally related to the Company’s North America, the U.K. and Australia operations, as defined in the Credit Agreement. As of March 31, 2010, the Company’s borrowing base was $49.9 million and the Company is required to maintain a minimum borrowing base of $25 million. As of March 31, 2010, the Company had $10.5 million of outstanding borrowings under the Credit Agreement and a total of $4.2 million of outstanding letters of credit issued under the Credit Agreement, resulting in the Company being able to borrow up to an additional $10.3 million after deducting the minimum borrowing base.

The maturity date of the Credit Agreement is July 31, 2012. Borrowings may be made with an interest rate based on the prime rate plus a margin based on borrowing availability or an interest rate based on the LIBOR rate plus a margin based on borrowing availability. The interest rate on outstanding borrowings was 6.75% as of March 31, 2010. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company.

The Credit Agreement contains various restrictions and covenants, including those that (1) prohibit payments of dividends; (2) limit the Company’s capital expenditures in each fiscal year to $11 million; (3) restrict the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company; (4) limit dispositions of assets to permitted dispositions in the aggregate not to exceed $15 million per year; (5) limit guarantees of indebtedness; (6) prohibit the Company from making stock repurchases; and (7) limit the amount of permitted acquisitions to $10 million per year. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2010.

The Company has entered into lending arrangements with local banks through its subsidiaries in Belgium, the Netherlands, New Zealand, and China. The outstanding borrowings under these lending arrangements were $0.9 million and $0 as of March 31, 2010 and December 31, 2009, respectively. The Belgium and the Netherlands subsidiaries can borrow up to $3.6 million based on an agreed percentage of accounts receivable related to their operations. Borrowings under the Belgium and the Netherlands credit agreements may be made with an interest rate based on the EURIBOR plus 2.5%, or about 2.9% on March 31, 2010. The lending arrangements will expire in 2011. In New Zealand, our subsidiary can borrow up to NZD$1.5 million (or approximately $1.1 million as of March 31, 2010) for working capital purposes. The lending arrangement expires on March 31, 2011.  Interest on borrowings under the New Zealand facility is based on a three month Cost of funds rate as determined by the bank, plus a 1.84% margin, and was 6.1% on March 31, 2010.  In China, the Company’s subsidiary can borrow up to $1 million for working capital purposes. Interest on borrowings under the overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points and was 6.86% on March 31, 2010. The lending arrangement expires annually each September but can be renewed for one year period at that time. The Company expects to continue to use the aforementioned credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are primarily used to support office leases.

Shelf Registration and Stock Issuance

In December 2009, the Company filed a shelf registration statement (the “2009 Shelf Registration”) with the SEC to enable it to issue up to $30.0 million equivalent of securities or combinations of securities.  The types of securities permitted for issuance under the 2009 Shelf Registration are debt securities, common stock, preferred stock, warrants, stock purchase contracts and stock purchase units.

On April 6, 2010, the Company issued, in  a registered public offering under the 2009 Shelf Registration, 4,830,000 shares (which share number includes  the exercise of the underwriter’s overallotment option of 630,000 shares) of common stock at $4.35 per share. Total net proceeds to the Company after underwriting discounts and expenses of the public offering were approximately $19.2 million.

After this offering, the Company may issue up to $9 million equivalent of securities or combinations of securities under the 2009 Shelf Registration.

Liquidity Outlook

The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on cash and cash equivalents on hand at March 31, 2010, supplemented by availability of $10.3 million under the Credit Agreement, $4.8 million under other lending arrangements in Belgium, the Netherlands, New Zealand and China, and $19.2 million of proceeds from the recent public offering of common stock. Cash and cash equivalents totaled $24.1 million as of March 31, 2010. The Company’s near-term cash requirements during 2010 are primarily related to funding operations, a portion of prior year restructuring actions, capital expenditures and approximately $2 million of contingent payment related to the final earn-out liabilities for the TKA acquisition. The Company expects the restructuring actions taken in 2009 to produce recurring cost savings for the rest of 2010 and beyond. The Company expects to maintain a reduced level of capital expenditures in 2010 as it did in 2009, compared to prior years. In 2010, the Company expects to spend approximately $3 million to $5 million, compared to approximately $4 million in 2009, after averaging approximately $11 million from 2006 through 2008. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

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

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-09 “Amendments to Certain Recognition and Disclosure Requirements” amending FASB Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events.” The amendment eliminates the requirement in ASC Topic 855 to disclose the date through which subsequent events have been evaluated in the consolidated financial statements of SEC filers and is effective for reports filed after February 24, 2010. The Company evaluated all events and transactions through the issuance date of our condensed consolidated financial statements. No recognized or unrecognized subsequent events and transactions were noted.

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements." ASU 2010-6 provides amendments to ASC Topic 820 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to ASC Topic 820 that clarifies existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosures and clarification of existing disclosures of ASU 2010-6 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company expects the adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2010 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2010.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the ability of clients to terminate their relationship with the Company at any time, (3) risks in collecting the Company’s accounts receivable, (4) the Company’s history of negative cash flows and operating losses may continue, (5) the Company’s limited borrowing availability under its credit facility, which may negatively impact its liquidity, (6) restrictions on the Company’s operating flexibility due to the terms of its credit facility, (7) risks related to fluctuations in the Company’s operating results from quarter to quarter, (8) risks related to international operations, including foreign currency fluctuations, (9) risks associated with the Company’s investment strategy, (10) risks and financial impact associated with dispositions of underperforming assets, (11) implementation of the Company’s cost reduction initiatives effectively, (12) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (13) competition in the Company’s markets, (14) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (15) the Company’s dependence on key management personnel, (16) the Company’s ability to attract and retain highly skilled professionals, (17) volatility of the Company’s stock price, (18) the impact of government regulations, and (19) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the three months ended March 31, 2010, the Company earned approximately 86% of its gross margin outside the United States (“U.S.”), and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the stockholders’ equity section of the Condensed Consolidated Balance Sheets. The translation of the foreign currency into the U.S. dollars is reflected as a component of stockholders’ equity and it does not impact our operating results.

The Company has a Credit Agreement with Wells Fargo Foothill, Inc. and another lender in the U.S. and other credit agreements with lenders in Belgium, the Netherlands, New Zealand and China. The Company does not hedge the interest risk on borrowings under any such the credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2010.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

At March 31, 2010, there had not been any material changes to the information related to the Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2010.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (a)
January 1, 2010 - January 31, 2010	-	$-	-	$6,792,000
February 1, 2010 - February 28, 2010 (a)	7,113	$4.49	-	$6,792,000
March 1, 2010 - March 31, 2010	-	$-	-	$6,792,000
Total	7,113	$4.49	-	$6,792,000

(a)	Consisted of 7,113 shares of restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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
Dated: April 28, 2010

	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: April 28, 2010

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