Form 10-Q
period 2010-06-30
HUDSON HIGHLAND GROUP INC
filed 2010-08-06
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2010
Common Stock - $0.001 par value	32,176,956

HUDSON HIGHLAND GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$194,969	$173,848	$375,087	$338,998
Direct costs	120,732	108,964	234,430	212,110
Gross margin	74,237	64,884	140,657	126,888
Operating expenses:
Selling, general and administrative expenses	71,411	69,329	139,743	141,030
Depreciation and amortization	2,186	2,840	4,472	6,628
Business reorganization and integration expenses	551	3,562	664	9,401
Goodwill and other impairment charges	-	1,549	-	1,549
Operating income (loss)	89	(12,396)	(4,222)	(31,720)
Other (expense) income :
Interest, net	(243)	(182)	(475)	(372)
Other, net	846	54	1,501	674
Income (loss) from continuing operations before provision for income taxes	692	(12,524)	(3,196)	(31,418)
Provision for (benefit from) income taxes	515	2,975	766	(1,085)
Income (loss) from continuing operations	177	(15,499)	(3,962)	(30,333)
Income (loss) from discontinued operations, net of income taxes	52	(2,272)	(17)	7,003
Net income (loss)	$229	$(17,771)	$(3,979)	$(23,330)
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.01	$(0.59)	$(0.14)	$(1.18)
Income (loss) from discontinued operations	0.00	(0.09)	(0.00)	0.27
Net income (loss)	$0.01	$(0.68)	$(0.14)	$(0.91)
Diluted
Income (loss) from continuing operations	$0.01	$(0.59)	$(0.14)	$(1.18)
Income (loss) from discontinued operations	0.00	(0.09)	(0.00)	0.27
Net income (loss)	$0.01	$(0.68)	$(0.14)	$(0.91)
Basic weighted average shares outstanding:	30,947	26,311	28,616	25,744
Diluted weighted average shares outstanding:	31,311	26,311	28,616	25,744

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$37,896	$36,064
Accounts receivable, less allowance for doubtful accounts of $2,121 and $2,423, respectively	119,851	98,994
Prepaid and other	13,703	13,308
Total current assets	171,450	148,366
Property and equipment, net	15,649	19,433
Other assets	14,156	14,145
Total assets	$201,255	$181,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,389	$12,811
Accrued expenses and other current liabilities	72,608	54,103
Short-term borrowings	12,748	10,456
Accrued business reorganization expenses	3,370	8,784
Total current liabilities	98,115	86,154
Other non-current liabilities	8,531	10,768
Income tax payable, non-current	8,026	8,415
Accrued business reorganization expenses, non-current	667	347
Total liabilities	115,339	105,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 100,000 shares authorized; issued 32,178 and 26,836 shares, respectively	32	27
Additional paid-in capital	465,786	445,541
Accumulated deficit	(407,493)	(403,514)
Accumulated other comprehensive income—translation adjustments	27,597	34,509
Treasury stock, 1 and 114 shares, respectively, at cost	(6)	(303)
Total stockholders’ equity	85,916	76,260
Total liabilities and stockholders' equity	$201,255	$181,944

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,979)	$(23,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,472	6,715
Goodwill and other impairment charges	-	1,549
Provision (recovery) of doubtful accounts	205	(195)
Benefit from deferred income taxes	(1,087)	(3,002)
Stock-based compensation	879	555
Net gain on disposal of assets	-	(11,625)
Other, net	(804)	-
Changes in assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in accounts receivable	(28,629)	29,529
(Increase) decrease in other assets	(1,990)	1,064
Increase (decrease) in accounts payable, accrued expenses and other liabilities	15,172	(21,831)
(Decrease) increase in accrued business reorganization expenses	(4,821)	632
Net cash used in operating activities	(20,582)	(19,939)
Cash flows from investing activities:
Capital expenditures	(1,457)	(1,211)
Proceeds from sales of assets	-	11,625
Payment received on note from asset sale	3,500	-
Change in restricted cash	(14)	515
Net cash provided by investing activities	2,029	10,929
Cash flows from financing activities:
Borrowings under credit facility and other short term financing	25,376	50,893
Repayments under credit facility and other short term financing	(23,047)	(44,852)
Proceeds from issuance of common stock, net	19,167	-
Purchase of treasury stock, including fees	-	(703)
Purchase of restricted stock from employees	(38)	(55)
Net cash provided by financing activities	21,458	5,283
Effect of exchange rates on cash and cash equivalents	(1,073)	1,756
Net increase (decrease) in cash and cash equivalents	1,832	(1,971)
Cash and cash equivalents, beginning of the period	36,064	49,209
Cash and cash equivalents, end of the period	$37,896	$47,238
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$593	$515
Cash payment (refund), net during the period for income taxes	$1,705	$(781)

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at January 1, 2010	26,722	$27	$445,541	$(403,514)	$34,509	$(303)	$76,260
Net loss	-	-	-	(3,979)	-	-	(3,979)
Issuance of shares	4,830	5	19,162				19,167
Other comprehensive loss, translation adjustments	-	-	-	-	(6,912)	-	(6,912)
Purchase of restricted stock from employees	(8)	-	-	-	-	(38)	(38)
Issuance of shares for 401(k) plan contribution	121	-	206	-	-	335	541
Stock-based compensation	512	-	877	-	-	-	877
Balance at June 30, 2010	32,177	$32	$465,786	$(407,493)	$27,597	$(6)	$85,916

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year. The Condensed Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intra-entity balances and transactions between and among the Company and its subsidiaries have been eliminated in consolidation. In preparing the accompanying financial statements, management has evaluated all events and transactions through the issuance date of its condensed consolidated financial statements. See Note 14 - Financial Instruments for details of changes to the Company’s credit facilities and Part II – Other Information, Item 1 Legal Proceedings of this Form 10-Q for recent developments with regard to the Company’s “Wells Notice”.

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE 2 – DESCRIPTION OF BUSINESS

The Company provides professional staffing services on a permanent and contract basis and a range of human capital services to businesses operating in a wide variety of industries. The Company’s operations, assets and liabilities are organized into four reportable segments—Hudson Americas, Hudson Europe, Hudson Australia and New Zealand (“ANZ”), and Hudson Asia (“Hudson regional businesses” or “Hudson”), which constituted approximately 14%, 48%, 28%, and 10%, respectively, of the Company’s gross margin for the six months ended June 30, 2010.

Corporate expenses are reported separately from the four reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury some of which are attributable and have been allocated to the reportable segments.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-09 “Amendments to Certain Recognition and Disclosure Requirements” amending FASB Accounting Standards Codification Topic (“ASC”) 855, “Subsequent Events.” The amendment eliminates the requirement in ASC 855 to disclose the date through which subsequent events have been evaluated in the consolidated financial statements of Securities and Exchange Commission (“SEC”) filers and is effective for reports filed after February 24, 2010. The Company adopted ASU 2010-09 and evaluated all events and transactions through the issuance date of its condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements." ASU 2010-6 provides amendments to ASC 820 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to ASC 820 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosures and clarification of existing disclosures of ASU 2010-6 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-6 effective January 1, 2010. The adoption had no material impact on the Company’s results of operations or financial position.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For the periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three and six months ended June 30, 2010, the effect of approximately 1,588,425 of outstanding stock options with exercise prices greater than the average market prices for the Company’s common stock and 2,654,379 of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted earnings and loss per share, respectively, because the effect was anti-dilutive.  For the three and six months ended June 30, 2009, the effect of approximately 2,277,475 of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718 "Compensation – Stock Compensation", as interpreted by the SEC Staff Accounting Bulletins No. 107 and No. 110. Under ASC 718, stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.

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

For the three months ended June 30, 2010 and 2009, the Company recognized an expense of $78 and a recovery of $31, respectively, of stock-based compensation expense related to stock options. For the six months ended June 30, 2010 and 2009, the Company recognized an expense of $129 and $162, respectively, of stock-based compensation expense related to stock options.

As of June 30, 2010, the Company had approximately $84 of total unrecognized stock-based compensation expense related to outstanding non-vested stock options. The Company expects to recognize that cost over a weighted average service period of approximately 1.2 years.

Changes in the Company’s stock options for the six months ended June 30, 2010 were as follows:

	Number of Options Outstanding	Weighted Average Exercise Price per Share

Options outstanding, beginning of year	1,763,250	$12.79
Forfeited	(13,875)	15.71
Expired	(160,950)	13.51
Options outstanding at June 30, 2010	1,588,425	12.70
Options exercisable at June 30, 2010	1,522,175	$12.82

Restricted Stock

During the six months ended June 30, 2010, the Company granted 557,232 shares of restricted stock to various employees. Shares of restricted stock with only service-based vesting conditions and shares of restricted stock with performance vesting conditions are valued at the closing market value of the Company’s common stock on the date of grant. The Company recognizes compensation cost for the awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved. Of the 557,232 shares granted, (i) 17,567 shares vested immediately, (ii) 234,332 shares vest ratably over a three year period from the date of grant with only service-based conditions, (iii) 20,000 shares vest ratably over a four year period from the date of grant with only service-based conditions (iv) 240,333 shares vest ratably over a three year period from the date of grant based on performance of the Company’s Gross Margin and Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”), and (v) 45,000 shares vest in full on April 1, 2013.

For the three months ended June 30, 2010 and 2009, the Company recognized $430 and $137, respectively, of stock-based compensation expense related to restricted stock. For the six months ended June 30, 2010 and 2009, the Company recognized $750 and $394, respectively, of stock-based compensation expense related to restricted stock.

As of June 30, 2010, the Company had $2,561 of total unrecognized stock-based compensation expense related to outstanding nonvested restricted stock. That cost is expected to be recognized over a weighted average service period of 1.9 years.

Changes in the Company’s restricted stock for the six months ended June 30, 2010 were as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value

Nonvested restricted stock, beginning of year	531,083	$2.70
Granted	557,232	4.60
Vested	(82,171)	3.67
Forfeited	(21,750)	2.96
Nonvested restricted stock at June 30, 2010	984,394	$3.69

Defined Contribution Plans

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. For the three months ended June 30, 2010 and 2009, the Company recognized $196 and $249, respectively, of expense for the 401(k) plan. For the six months ended June 30, 2010 and 2009, the Company recognized $430 and $521, respectively, of expense for the 401(k) plan. In March 2010, the Company issued 121,016 shares of its common stock with a value of $541 plus cash of $111 to satisfy the 2009 contribution liability to the 401(k) plan. In March 2009, the Company issued 1,318,161 shares of its common stock with a value of $1,226 to satisfy the 2008 contribution liability to the 401(k) plan.

NOTE 6 – DISCONTINUED OPERATIONS

In the second and first quarter of 2009, the Company exited the markets in Italy and Japan, respectively.  In accordance with the provision of ASC 205-20-45 “Reporting Discontinued Operations” the assets, liabilities, and results of operations of the Italy and Japan operations were reclassified as discontinued operations.

In the first quarter of 2008, the Company sold substantially all of the assets of Hudson Americas’ energy, engineering and technical staffing division (“ETS”) to System One Holdings LLC.

In the third quarter of 2006, the Company sold its Highland Partners executive search business (“Highland”) to Heidrick & Struggles International, Inc. As a result of Highland achieving certain revenue metrics in 2008, the Company received an additional and final earn-out payment of $11,625 on April 9, 2009, which was reflected within discontinued operations as a gain from sale of discontinued operations for the six months ended June 30, 2009.

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

Reported results for the discontinued operations were insignificant for the three and six months ended June 30, 2010. The reported results for the discontinued operations for the three and six months ended June 30, 2009 were as follows:

	For The Three Months Ended June 30, 2009
	Italy	Japan	ETS	Highland	Total
Revenue	$99	$299	$-	$-	$398
Gross margin	$82	$279	$464	$-	$825
Operating (loss) income	$(1,347)	$(1,095)	$394	$-	$(2,048)
Other (expense) income	(8)	65	-	(279)	(222)
Provision for income taxes (a)	2	-	-	-	2
(Loss) income from discontinued operations	$(1,357)	$(1,030)	$394	$(279)	$(2,272)

	For The Six Months Ended June 30, 2009
	Italy	Japan	ETS	Highland	Total
Revenue	$432	$1,042	$-	$-	$1,474
Gross margin	$391	$1,006	$464	$-	$1,861
Operating (loss) income	$(1,738)	$(2,746)	$332	$-	$(4,152)
Other expense	(10)	(179)	-	(279)	(468)
Gain from sale of discontinued operations	-	-	-	11,625	11,625
Provision for income taxes (a)	2	-	-	-	2
(Loss) income from discontinued operations	$(1,750)	$(2,925)	$332	$11,346	$7,003

(a)
Income tax expense is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% due to differences in the foreign statutory tax rates, as well as the ability to offset certain net operating losses (“NOLs”) against taxable profits.

NOTE 7 – REVENUE, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	For The Three Months Ended June 30, 2010			For The Three Months Ended June 30, 2009 (2)
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$142,169	$52,800	$194,969	$131,097	$42,751	$173,848
Direct costs (1)	116,979	3,753	120,732	105,942	3,022	108,964
Gross margin	$25,190	$49,047	$74,237	$25,155	$39,729	$64,884

	For The Six Months Ended June 30, 2010			For The Six Months Ended June 30, 2009 (2)
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$277,201	$97,886	$375,087	$256,358	$82,640	$338,998
Direct costs (1)	227,536	6,894	234,430	205,589	6,521	212,110
Gross margin	$49,665	$90,992	$140,657	$50,769	$76,119	$126,888

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

(2)
For the three months ended June 30, 2009, the Company reclassified $1,103 of Temporary revenue, $995 of Temporary direct costs and $108 of Temporary gross margin from Other revenue, Other direct costs and Other gross margin, respectively. For the six months ended June 30, 2009, the Company reclassified $2,433 of Temporary revenue, $2,123 of Temporary direct costs and $310 of Temporary gross margin from Other revenue, Other direct costs and Other gross margin, respectively.  The Company reclassified these amounts to be consistent with similar arrangements.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2010 and December 31, 2009, property and equipment, net consisted of the following:

	June 30,	December 31,
	2010	2009
Computer equipment	$18,052	$19,095
Furniture and equipment	13,767	14,635
Capitalized software costs	31,512	32,074
Leasehold and building improvements	21,977	24,194
Transportation equipment	18	22
	85,326	90,020
Less: accumulated depreciation and amortization	69,677	70,587
Property and equipment, net	$15,649	$19,433

NOTE 9 – GOODWILL

The following is a summary of the changes in the carrying value of the Company’s goodwill for the three and six months ended June 30, 2010 and 2009. The amounts relate to the earn out payments for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd (collectively, “TKA”)
	Carrying Value
	2010	2009
Goodwill, beginning of year	$-	$-
Additions and adjustments	1,856	1,669
Impairments	-	(1,669)
Goodwill on June 30,	$1,856	$-

In May 2007, the Company completed the purchase of TKA and paid $5,000 at closing. Under the purchase agreement, the Company would also make earn-out payments based on the financial performance of the acquired business through April 30, 2010. The Company paid earn-out payments of $1,113 in 2008 and $1,669 in 2009 under the purchase agreement. All of the consideration and earn-out payments discussed above, to the extent recorded to goodwill, had been written off as impairment charges in accordance with ASC 350, “Intangibles - Goodwill and Other” prior to December 31, 2009. For the three and six months ended June 30, 2010, the Company accrued $1,856 for the final earn-out payment and recorded the amount as an addition to goodwill

Under ASC 350, the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value.

As per ASC 350, a two-step impairment test is performed to identify potential goodwill impairment and to measure the amount of the impairment loss to be recognized, if applicable. In the first step, a comparison is made of the estimated fair value of a reporting unit to its carrying value. If the carrying value of a reporting unit exceeds the estimated fair value, the second step of the impairment test is required. In the second step, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and consequently the amount of any goodwill impairment.

As a result of continued uncertainty in its business and the broader economy, the Company performed an analysis of the $1,856 of goodwill recorded during the second quarter of 2010. The analysis was conducted in accordance with ASC 820, “Fair Value Measurement and Disclosure”, taking into consideration Level 3 inputs, primarily consisting of discounted cash flow methodologies and assumptions regarding the highest and best use of the asset by market participants in the context of the staffing business. Based on this analysis, the Company determined that the estimated fair value of the China reporting unit exceeded its the carrying value in accordance with step one of the impairment test per ASC 350. Accordingly, the Company concluded that no impairment of goodwill existed at June 30, 2010.

NOTE 10 – INCOME TAXES

The provision for income taxes for the six months ended June 30, 2010 was $766 on a pre-tax loss of $3,196, compared with a benefit from income taxes of $1,085 on a pre-tax loss of $31,418 for the same period in 2009. The effective tax rate for the six months ended June 30, 2010 was a negative 24% as compared to 3.5% for the same period of 2009. In the current period, the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the inability to recognize tax benefits on net U.S. losses. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of the deferred tax assets will not be realized.

Under ASC 270, “Interim Reporting”, and ASC 740-270, “Income Taxes – Intra Tax Allocation”, the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provision of ASC 270 and 740-270 could result in a higher or lower effective rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

As of June 30, 2010 and December 31, 2009, the Company had $8,026 and $8,528, respectively, of uncertain tax benefits, including interest and penalties, which if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions, including from the lapse of the applicable statutes of limitations during the next twelve months, are estimated to be approximately $1,000 to $3,800, excluding any potential new additions.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and totaled to a benefit of $180 and a provision of $199, respectively, for the six months ended June 30, 2010 and 2009. Accrued interest and penalties were $1,778 and $2,014 as of June 30, 2010 and December 31, 2009, respectively. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years that had NOLs would remain open until the expiration of the statute of limitations of the future tax years those NOLs would be utilized. Notwithstanding the above, the open tax years are 2006 through 2009 for U.S. Federal, 2005 through 2009 for most U.S. state and local jurisdictions, 2007 through 2009 for the U.K., 2000 through 2003 and 2005 through 2009 for Australia and 2003 through 2009 for most other jurisdictions. The Company is currently under income tax examination in, Switzerland (2008), France (2006-2008), the State of Texas (2004 to 2006) and the State of Pennsylvania (2004-2005).

NOTE 11 – BUSINESS REORGANIZATION EXPENSES

The following table contains amounts for Changes in Estimate and Additional Charges related to prior restructuring plans that were incurred or recovered in the current period. These amounts are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations. Amounts in the “Payments” column represent the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the six months ended June 30, 2010 were as follows:

For The Six Months Ended June 30,2010	December 31, 2009	Changes in Estimate	Additional Charges	Payments	June 30, 2010
Lease termination payments	$4,897	$487	$-	$(2,343)	$3,041
Employee termination benefits	4,100	170	-	(3,382)	888
Contract cancellation costs	134	7	-	(33)	108
Total	$9,131	$664	$-	$(5,758)	$4,037

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

The Company’s reserves for the above referenced matters were not significant as of June 30, 2010 and December 31, 2009.

On May 13, 2009, the Company received a “Wells Notice” from the SEC. For further information, including current developments, refer to Part II – Other Information, Item 1 Legal Proceedings of this Form 10-Q.

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. As of June 30, 2010 and December 31, 2009, $1,837, and $2,935, respectively, of asset retirement obligations were included in the Condensed Consolidated Balance Sheets under the caption “Other non-current liabilities” and $652 and $0, respectively, of asset retirement obligations were included in the Condensed Consolidated Balance Sheets under the caption “Accrued expenses and other current liabilities.”

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2010, the Company issued 121,016 shares of its common stock held in treasury with a value of $541 for these shares at issuance, plus cash of $111 to satisfy its 2009 contribution liability to its 401(k) plan.

NOTE 14 – FINANCIAL INSTRUMENTS

Credit Agreements

As of June 30, 2010, the Company had a primary credit facility (the “Credit Agreement”) with Wells Fargo Capital Finance, Inc. (“WFCF”) and another lender that provided the Company with the ability to borrow up to $75,000, including the issuance of letters of credit. The Company’s available borrowings under the Credit Agreement were based on an agreed percentage of eligible accounts receivable less required reserves, principally related to the Company’s North America, U.K. and Australia operations, as defined in the Credit Agreement. As of June 30, 2010, the Company’s borrowing base was $53,456 and the Company was required to maintain a minimum availability of $25,000. As of June 30, 2010, the Company had $10,456 of outstanding borrowings, and $4,023 of outstanding letters of credit issued, under the Credit Agreement, resulting in the Company being able to borrow up to an additional $13,977 after deducting the minimum availability. The interest rate on outstanding borrowings was 6.75% as of June 30, 2010. The Company was in compliance with all financial covenants under the Credit Agreement as of June 30, 2010.

In connection with entering into the Revolver Agreement described below, the Company issued WFCF notice to terminate the Credit Agreement effective no later than August 25, 2010. The Company will repay outstanding borrowings under the Credit Agreement as well as an early termination fee of $563 on the effective date of termination. In addition, the Company will record a non-cash write-off of $368 of unamortized deferred financing costs in connection with the termination of the Credit Agreement.

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility (the “Revolver Agreement”) with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), that provided the Company with the ability to borrow up to $40,000, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50,000, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves principally related to the U.K. and North America operations.  The Company expects funding of the Revolver Agreement to close by August 25, 2010.

The maturity date of the Revolver Agreement is August 5, 2014. Borrowings may initially be made with an interest rate based on a base rate plus 2.25% or on the LIBOR rate for the applicable period plus 3.25%. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). The interest rate on outstanding borrowings would approximate 5.5% as of August 5, 2010. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and certain of its North American and U.K. subsidiaries.

The Revolver Agreement contains various restrictions and covenants including (1) a requirement to maintain a minimum excess availability of $10,000 until such time as for two consecutive fiscal quarters (i) the Company’s Fixed Charge Coverage Ratio is at least 1.2x and (ii) the Company’s North American and U.K. operations, for the four fiscal quarters then ending, have an EBITDA (as defined in the Revolver Agreement) for such twelve month period of not less than $500 as of the end of each fiscal quarter during the fiscal years 2010 and 2011 and $1,000 at the end of each fiscal quarter thereafter; thereafter a requirement to maintain a minimum availability of $5,000, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $500 during the fiscal years 2010 and 2011 and $1,000 thereafter; (2) a limit on the payment of dividends of not more than $5,000 per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25,000 in cash and $25,000 in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4,000 per year.

On August 3, 2010, an Australian subsidiary of the Company entered into a Receivables Finance Agreement and related agreements (the “Finance Agreement”) with Commonwealth Bank of Australia (“CBA”) that provided the Australian subsidiary with the ability to borrow up to approximately A$15,000 ($13,691). Under the terms of the Finance Agreement, the Australian subsidiary may make offers to CBA to assign its accounts receivable with recourse, which accounts receivable CBA may in its good faith discretion elect to purchase. As of August 3, 2010, there were no outstanding borrowings under the Finance Agreement and there was a total of A$2,368 ($2,162) of outstanding letters of credit issued under the Finance Agreement. Available credit for use under the Finance Agreement as of August 3, 2010 was A$12,632 ($11,529).

The Finance Agreement does not have a stated maturity date and can be terminated by either party upon 90 days written notice. Borrowings may be made with an interest rate based on the average bid rate for bills of exchange (“BBSY”) with the closest term to 30 days plus a margin of 1.6%.  The interest rate was 6.29% as of August 3, 2010. Borrowings are secured by substantially all of the assets of the Australian subsidiary and are based on an agreed percentage of eligible accounts receivable.

The Finance Agreement contains various restrictions and covenants for the Australian subsidiary, including (1) a requirement to maintain a minimum Tangible Net Worth (as defined in the Finance Agreement) ratio of 70%; (2) a minimum Fixed Charge Coverage Ratio (as defined in the Finance Agreement) of 1.4x for a trailing twelve month period; and (3) a limitation on certain intercompany payments of expenses, interest and dividends not to exceed Net Profit After Tax (as defined in the Finance Agreement).

The Company also has entered into lending arrangements with local banks through its subsidiaries in Belgium, the Netherlands, New Zealand, and China. The aggregate outstanding borrowings under the lending arrangements in Belgium, the Netherlands and New Zealand were $2,292 and $0 as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, the Belgium and the Netherlands subsidiaries could borrow up to $4,096 based on an agreed percentage of accounts receivable related to their operations. Borrowings under the Belgium and the Netherlands credit agreements may be made with an interest rate based on the one month EURIBOR plus 2.5%, or about 2.9% on June 30, 2010. The lending arrangements will expire in 2011. In New Zealand, the Company’s subsidiary can borrow up to NZD$1,500 (or approximately $1,028 as of June 30, 2010) for working capital purposes. This lending arrangement expires on March 31, 2011.  Interest on borrowings under the New Zealand facility is based on a three month cost of funds rate as determined by the bank, plus a 1.84% margin, and was 6% on June 30, 2010.  In China, the Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points and was 6.86% on June 30, 2010. There was no outstanding borrowing under this overdraft facility as of June 30, 2010 and December 31, 2009. This overdraft facility expires annually each September but can be renewed for one year periods at that time.

The Company expects to continue to use the aforementioned credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are used to support primarily office leases.

Restricted Cash

The Company had approximately $2,677 and $3,665 of restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, respectively. Included in these balances was $1,894 held as collateral under a collateral trust agreement, which supports the Company’s workers’ compensation policy as of June 30, 2010 and December 31, 2009, respectively, and was included in the caption “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

The Company had $150 and $159 of deposits with a bank for customers guarantees in Belgium as of June 30, 2010 and December 31, 2009, respectively.  The Company also had $250 and $293 in deposits with a bank in the Netherlands as guarantees for the rent on the Company’s offices as of June 30, 2010 and December 31, 2009, respectively. These deposits totaled approximately $400 and $452 as of June 30, 2010 and December 31, 2009, respectively, and were included in the caption “Prepaid and other” in the accompanying Condensed Consolidated Balance Sheets.

The Company maintained $248 and $1,127 of deposits with banks in the Netherlands as required by law as a reserve for employee social tax payments, $121 and $179 of deposits with banks in Spain as guarantees for the rent on the Company’s offices, and insignificant business license deposits with a bank in Singapore as of June 30, 2010 and December 31, 2009, respectively. These deposits totaled approximately $383 and $1,319 as of June 30, 2010 and December 31, 2009, respectively, and were included in the caption “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

Acquisition Shelf Registration Statement

The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of June 30, 2010, all of the 1,350,000 shares were available for issuance.

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

On April 6, 2010, the Company issued in a registered public offering under the 2009 Shelf Registration 4,830,000 shares (which includes the exercise of the underwriter’s overallotment option of 630,000 shares) of common stock at $4.35 per share. Net proceeds to the Company after underwriting discounts and expenses of the public offering were approximately $19,167.

After this offering, the Company may issue up to $8,990 equivalent of securities or combinations of securities under the 2009 Shelf Registration.

NOTE 15– COMPREHENSIVE INCOME

An analysis of the Company’s comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$229	$(17,771)	$(3,979)	$(23,330)
Other comprehensive (loss) income —translation adjustments	(4,887)	5,475	(6,912)	4,702
Total comprehensive loss	$(4,658)	$(12,296)	$(10,891)	$(18,628)

NOTE 16 – SEGMENT AND GEOGRAPHIC DATA

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

Segment information is presented in accordance with ASC 280, “Segments Reporting”. This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue, certain expenses and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with generally accepted accounting principles. Accounts receivable, net and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

In the first quarter of 2010, the Company revised its reportable segments by segregating the segments of Hudson ANZ and Hudson Asia (previously included in the results for Hudson Asia Pacific). The Company has reclassified prior period information to reflect this change to the segment reporting in accordance with the requirement of ASC 280-10-50-12 to 19, “Quantitative Thresholds”.

	Hudson Americas	Hudson Europe	Hudson ANZ	Hudson Asia	Corporate	Inter- segment elimination	Total
For The Three Months Ended June 30, 2010
Revenue, from external customers	$40,819	$80,717	$65,249	$8,184	$-	$-	$194,969
Inter-segment revenue	-	17	-	5	-	(22)	-
Total revenue	$40,819	$80,734	$65,249	$8,189	$-	$(22)	$194,969
Gross margin, from external customers	$10,039	$34,559	$21,723	$7,916	$-	$-	$74,237
Inter-segment gross margin	-	22	(16)	(7)	-	1	-
Total gross margin	$10,039	$34,581	$21,707	$7,909	$-	$1	$74,237
Business reorganization and integration expenses (recovery)	$101	$450	$-	$-	$-	$-	$551
EBITDA (loss) (a)	$(991)	$2,466	$1,369	$1,311	$(1,034)	$-	$3,121
Depreciation and amortization	688	779	559	128	32	-	2,186
Interest income (expense), net	(1)	(3)	14	1	(254)	-	(243)
(Loss) income from continuing operations before income taxes	(1,680)	1,684	824	1,184	(1,320)	-	692

As of June 30, 2010
Accounts receivable, net	$26,240	$57,505	$29,292	$6,814	$-	$-	$119,851
Long-lived assets, net of accumulated depreciation and amortization	$1,807	$5,132	$6,289	$2,150	$2,473	$-	$17,851
Total assets	$30,930	$84,529	$50,111	$15,776	$19,909	$-	$201,255

	Hudson Americas	Hudson Europe	Hudson ANZ	Hudson Asia	Corporate	Inter- segment elimination	Total
For The Three Months Ended June 30, 2009
Revenue, from external customers	$43,133	$68,187	$56,653	$5,875	$-	$-	$173,848
Inter-segment revenue	1	3	(1)	6	-	(9)	-
Total revenue	$43,134	$68,190	$56,652	$5,881	$-	$(9)	$173,848
Gross margin, from external customers	$10,512	$31,280	$17,661	$5,431	$-	$-	$64,884
Inter-segment gross margin	22	(10)	(4)	(8)	-	-	-
Total gross margin	$10,534	$31,270	$17,657	$5,423	$-	$-	$64,884
Business reorganization and integration expenses (recovery)	$1,125	$2,328	$(8)	$104	$13	$-	$3,562
EBITDA (loss) (a)	$(2,003)	$(2,220)	$817	$(2,063)	$(4,033)	$-	$(9,502)
Depreciation and amortization	1,048	1,017	520	225	30	-	2,840
Interest income (expense), net	(1)	17	52	3	(253)	-	(182)
(Loss) income from continuing operations before income taxes	$(3,052)	$(3,220)	$349	$(2,285)	$(4,316)	$-	$(12,524)

As of June 30, 2009
Accounts receivable, net	$22,783	$53,936	$23,302	$4,773	$-	$-	$104,794
Long-lived assets, net of accumulated depreciation and amortization	$5,102	$8,151	$5,106	$833	$2,907	$-	$22,099
Total assets	$31,850	$82,177	$49,003	$11,774	$28,748	$-	$203,552

	Hudson Americas	Hudson Europe	Hudson ANZ	Hudson Asia	Corporate	Inter- segment elimination	Total
For The Six Months Ended June 30, 2010
Revenue, from external customers	$80,325	$157,372	$122,071	$15,319	$-	$-	$375,087
Inter-segment revenue	-	25	-	5	-	(30)	-
Total revenue	$80,325	$157,397	$122,071	$15,324	$-	$(30)	$375,087
Gross margin, from external customers	$19,331	$67,074	$39,499	$14,753	$-	$-	$140,657
Inter-segment gross margin	(10)	43	(26)	(7)	-	-	-
Total gross margin	$19,321	$67,117	$39,473	$14,746	$-	$-	$140,657
Business reorganization and integration expenses (recovery)	$243	$537	$(116)	$-	$-	$-	$664
EBITDA (loss) (a)	$(1,232)	$2,901	$1,617	$1,907	$(3,442)	$-	$1,751
Depreciation and amortization	1,572	1,408	1,116	300	76	-	4,472
Interest income (expense), net	(4)	(28)	42	1	(486)	-	(475)
(Loss) income from continuing operations before income taxes	$(2,808)	$1,465	$543	$1,608	$(4,004)	$-	$(3,196)

	Hudson Americas	Hudson Europe	Hudson ANZ	Hudson Asia	Corporate	Inter- segment elimination	Total
For The Six Months Ended June 30, 2009
Revenue, from external customers	$87,156	$134,575	$106,649	$10,618	$-	$-	$338,998
Inter-segment revenue	5	4	3	15	-	(27)	-
Total revenue	$87,161	$134,579	$106,652	$10,633	$-	$(27)	$338,998
Gross margin, from external customers	$21,482	$61,584	$33,964	$9,858	$-	$-	$126,888
Inter-segment gross margin	27	(11)	(6)	(8)	-	(2)	-
Total gross margin	$21,509	$61,573	$33,958	$9,850	$-	$(2)	$126,888
Business reorganization and integration expenses (recovery)	$2,746	$4,666	$1,877	$98	$14	$-	$9,401
EBITDA (loss) (a)	$(7,393)	$(5,829)	$(935)	$(2,678)	$(7,583)	$-	$(24,418)
Depreciation and amortization	2,053	2,820	1,180	482	93	-	6,628
Interest income (expense), net	(1)	39	120	9	(539)	-	(372)
(Loss) income from continuing operations before income taxes	$(9,447)	$(8,610)	$(1,995)	$(3,151)	$(8,215)	$-	$(31,418)

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

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
For The Three Months Ended June 30, 2010
Revenue (b)	$40,597	$56,155	$54,632	$26,085	$17,278	$222	$194,969

For The Three Months Ended June 30, 2009
Revenue (b)	$42,702	$48,269	$40,024	$28,163	$14,259	$431	$173,848

For The Six Months Ended June 30, 2010
Revenue (b)	$79,923	$106,159	$104,236	$53,136	$31,231	$402	$375,087

For The Six Months Ended June 30, 2009
Revenue (b)	$86,268	$91,103	$78,413	$56,161	$26,165	$888	$338,998

As of June 30, 2010
Long-lived assets, net of accumulated depreciation and amortization (c)	$4,980	$5,015	$3,223	$1,208	$3,425	$-	$17,851
Net assets	$15,093	$21,373	$23,913	$17,933	$7,066	$538	$85,916

As of June 30, 2009
Long-lived assets, net of accumulated depreciation and amortization (c)	$7,979	$3,407	$4,709	$3,443	$2,532	$29	$22,099
Net assets	$21,403	$16,412	$24,413	$19,077	$8,388	$695	$90,388

(b)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
Hudson Highland Group, Inc. (the “Company” or “Hudson,” “we,” “us” and “our”) has operated as an independent publicly traded company since April 1, 2003. Our businesses are specialized professional staffing services for permanent and contract and talent management services to businesses operating in many industries and in 19 countries around the world. Our largest operations are in the United States (“U.S.”), the United Kingdom (“U.K.”) and Australia. We are organized into four reportable segments of Hudson Americas, Hudson Europe, Hudson Australia and New Zealand (“ANZ”), and Hudson Asia. These segments contributed approximately 14%, 48%, 28%, and 10%, of the Company’s gross margin, respectively, for the six months ended June 30, 2010. In the first quarter of 2010, the Company revised its reportable segments by segregating the segments of Hudson ANZ and Hudson Asia (previously included in the results for Hudson Asia Pacific). The Company has reclassified prior period information to reflect this change to the segment reporting in accordance with the requirement of Financial Accounting Standards Board (“FASB’) Accounting Standards Codification Topic (“ASC”) 280-10-50-12 to 19, “Quantitative Thresholds”.

Hudson Americas operates from 26 offices in the U.S. and Canada, with 98% of its gross margin generated in the U.S. during the six months ended June 30, 2010. Hudson Europe operates from 37 offices in 13 countries, with 47% of its gross margin generated in the U.K. during the six months ended June 30, 2010. Hudson ANZ operates from 12 offices in Australia and New Zealand, with 88% of its gross margin generated in Australia during the six months ended June 30, 2010. Hudson Asia operates from 5 offices in China, Hong Kong and Singapore, with 46% of its gross margin generated in China during the six months ended June 30, 2010.

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

The Hudson regional businesses also provide talent management services, the largest of which are assessment and development services.  These services encompass candidate assessment, competency modeling, leadership development, performance management, career transition as well as outplacement, the last of which is typically in greater demand during economic downturns.

These services enable Hudson to offer clients a comprehensive set of management services across the entire employment life-cycle from attracting, assessing and selecting best-fit employees to engaging and developing those individuals to help build a high-performance organization.

Recent Economic Events

A large portion of the Company’s business, both contract and permanent recruitment, correlates to the economic cycle.  During the first half of 2010, the Company experienced improving economic conditions in virtually all of the key markets in which the Company operates.  Rates of improvement varied from market to market and counter to prior recoveries, permanent placement activities are recovering faster than temporary contracting. There are however, a few counter trends.  The company participates in various aspects of public sector in many markets. Many national and local governmental agencies have announced intentions to reduce their budgets, which would include levels of new hiring.  In addition, we see signs that larger companies are driving early demand, and they have more ability to put pressure on margins and negatively impact gross margin through mix.  Taken as a whole though, macro economic reports have indicated growth in gross domestic product (“GDP”) in all of our key markets. Reports are forecasting economic growth in 2010 in the range of 1% to 3% for the majority of the developed economies and higher for some of the emerging markets. Unemployment rates, traditionally a lagging economic indicator, remained at high single digit levels in some markets at June 30, 2010. A risk continues that unemployment could remain at elevated levels well into the latter part of 2010, and continuing high unemployment rates indicates a lack of demand for new hiring.  Higher level skills are being demanded more than lower level skills, which may partly explain the demand increase in permanent recruitment despite high unemployment rates. These conditions could impact the Company’s financial results for the rest of 2010 and, as a result, future financial results may differ from historical performance. See “Liquidity Outlook” for additional information.

Financial Performance

As discussed in more detail in this MD&A, the following financial data present an overview of our financial performance for the three and six months ended June 30, 2010 and 2009:
	Three Months Ended June 30,		Changes
$ in thousands	2010	2009	Amount
Revenue	$194,969	$173,848	$21,121
Gross margin	74,237	64,884	9,353
Selling, general and administrative expenses (a)	73,597	72,169	1,428
Business reorganization and integration expenses	551	3,562	(3,011)
Goodwill and other impairment charges	-	1,549	(1,549)
Operating income (loss)	89	(12,396)	12,485
Income (loss) from continuing operations	177	(15,499)	15,676
Net income (loss)	$229	$(17,771)	$18,000

	Six Months Ended June 30,		Changes
$ in thousands	2010	2009	Amount
Revenue	$375,087	$338,998	$36,089
Gross margin	140,657	126,888	13,769
Selling, general and administrative expenses (a)	144,215	147,658	(3,443)
Business reorganization and integration expenses	664	9,401	(8,737)
Goodwill and other impairment charges	-	1,549	(1,549)
Operating loss	(4,222)	(31,720)	27,498
Loss from continuing operations	(3,962)	(30,333)	26,371
Net loss	$(3,979)	$(23,330)	$19,351

(a)
Selling, general and administrative expenses include depreciation and amortization expense of $2,186 and $2,840, respectively, for the three months ended June 30, 2010 and 2009 and $4,472 and $6,628, respectively, for the six months ended June 30, 2010 and 2009.

•
Revenue was $195 million for the three months ended June 30, 2010, compared to $173.8 million for the same period of 2009, an increase of $21.1 million, or 12.1%. Of this increase, $12.1 million, or a 43.5% increase compared to the same period of 2009, was in permanent recruitment and $11.1 million, or an 8.5% increase compared to the same period of 2009, was in contracting services. These increases in revenue were partially offset by a $1.9 million, or 14.2%, decline in talent management services compared to the same period of 2009.

Revenue was $375.1 million for the six months ended June 30, 2010, compared to $339 million for the same period of 2009, an increase of $36.1 million or 10.7%. Of this increase, $20.8 million, or an 8.1% increase compared to the same period of 2009, was in contracting services and $17.9 million, or a 32.9% increase compared to the same period of 2009, was in permanent recruitment services. The increase in revenue was partially offset by a $2.3 million, or 9.3%, decline in talent management services compared to the same period of 2009.

•
Gross margin was $74.2 million for the three months ended June 30, 2010, compared to $64.9 million for the same period of 2009, an increase of $9.4 million, or 14.4%. Of this increase, $11.3 million, or a 41.1% increase compared to the same period of 2009, was in permanent recruitment services. The increase was partially offset by a $1.7 million, or 14.5%, decline in talent management services. Contracting services gross margin was unchanged from the three months ended June 30, 2009.

Gross margin was $140.7 million for the six months ended June 30, 2010, as compared to $126.9 million for the same period of 2009, an increase of $13.8 million or 10.9%. Of this increase, $17.4 million, or a 32.6% increase compared to the same period of 2009, was in permanent recruitment services. The increase was partially offset by a $2.2 million, or 10.2%, decline in talent management services and a $1.1 million, or 2.2%, decline in contracting service.

•
Selling, general and administrative expenses were $73.6 million for the three months ended June 30, 2010, as compared to $72.2 million for the same period of 2009, an increase of $1.4 million, or 2%. Selling, general and administrative expenses increased primarily due to the increase in sales staff compensation as a result of increased gross margin, partially offset by a reduction in costs resulting from the restructuring program completed in 2009.

Selling, general and administrative expenses were $144.2 million for the six months ended June 30, 2010, as compared to $147.7 million for the same period of 2009, a decrease of $3.4 million, or 2.3%. Selling, general and administrative expenses decreased primarily due to lower professional and legal fees and a reduction in costs resulting from the restructuring program completed in 2009.

Strategic Actions

Our management’s primary focus has been to focus on specialized professional recruitment through our recruitment, staffing, project solutions and talent management businesses. Our long-term financial goal is to reach 7-10% EBITDA margins, which we believe is the measure most within the control of our operating leaders. We continue to execute this strategy through a combination of delivery of higher margin services, efficient delivery of services, investments, cost restructuring, acquisitions and divestitures. In doing so, we continue to focus on retaining and maintaining key clients, retaining high performing revenue earners, integrating businesses to achieve synergies, discontinuing non-core businesses, streamlining support operations and reducing costs to achieve the Company’s long-term profitability goals.  We expect to continue our review of opportunities to expand our operations in specialized professional recruitment.

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

Periodic events can also change the number and type of audits, claims, lawsuits or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters. Economic circumstances since late 2008 have given rise to many news reports and bulletins from clients, tax authorities and other parties about changes in their procedures for audits, payment, plans to challenge existing contracts and other such matters aimed at being more aggressive in the resolution of such matters in their own favor. The Company has appropriate procedures in place for identifying and communicating any matters of this type, whether asserted or likely to be asserted, and it evaluates its liabilities in light of the prevailing circumstances. Changes in the behavior of third parties could cause the Company to change its view of the likelihood of a claim and what might constitute a trend. In the last twelve months, the Company has not seen a marked difference in employee disputes or client disputes, though pressure on fees continues. In the same period, the Company has seen an increase in audits by tax authorities.  We cannot determine if this is typical at this point in the Company’s history or higher than typical, and in either event, we cannot determine if this is an indication of a trend for our Company given our operations in 19 countries and multiple municipalities.  However, we do not expect at this time that such matters will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of June 30, 2010 and December 31, 2009. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2010	2009	2010	2009

Net income (loss)	$229	$(17,771)	$(3,979)	$(23,330)
Adjusted for income (loss) from discontinued operations, net of income taxes	52	(2,272)	(17)	7,003
Income (loss) from continuing operations	177	(15,499)	(3,962)	(30,333)
Adjustments to income (loss) from continuing operations
Provision for (benefit from) income taxes	515	2,975	766	(1,085)
Interest expense, net	243	182	475	372
Depreciation and amortization	2,186	2,840	4,472	6,628
Total adjustments from income (loss) from continuing operations to EBITDA (loss)	2,944	5,997	5,713	5,915
EBITDA (loss)	$3,121	$(9,502)	$1,751	$(24,418)

Results of Operations

The following table sets forth the Company’s revenue, gross margin, operating (loss) income, income (loss) from continuing operations, net income (loss), temporary contracting revenue, direct costs of temporary contracting, temporary contracting gross margin and temporary gross margin as a percent of temporary revenue for the three and six months ended June 30, 2010 and 2009 (dollars in thousands).

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Hudson Americas	$40,819	$43,133	$80,325	$87,155
Hudson Europe	80,717	68,187	157,372	134,575
Hudson ANZ	65,249	56,653	122,071	106,650
Hudson Asia	8,184	5,875	15,319	10,618
Total	$194,969	$173,848	$375,087	$338,998
Gross margin:
Hudson Americas	$10,039	$10,512	$19,331	$21,482
Hudson Europe	34,559	31,280	67,074	61,584
Hudson ANZ	21,723	17,661	39,499	33,964
Hudson Asia	7,916	5,431	14,753	9,858
Total	$74,237	$64,884	$140,657	$126,888
Operating (loss) income:
Hudson Americas	$(1,293)	$(2,547)	$(2,928)	$(8,339)
Hudson Europe	2,835	(2,547)	3,820	(7,768)
Hudson ANZ	1,824	54	2,098	(2,185)
Hudson Asia	1,220	(2,120)	1,833	(3,381)
Corporate expenses	(4,497)	(5,236)	(9,045)	(10,047)
Total	$89	$(12,396)	$(4,222)	$(31,720)
Income (loss) from continuing operations	$177	$(15,499)	$(3,962)	$(30,333)
Net income (loss)	$229	$(17,771)	$(3,979)	$(23,330)
TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$39,520	$41,875	$77,671	$84,091
Hudson Europe	52,558	44,184	103,779	87,467
Hudson ANZ	49,861	44,670	95,311	84,234
Hudson Asia	230	368	440	566
Total	$142,169	$131,097	$277,201	$256,358
Direct costs of temporary contracting:
Hudson Americas	$30,780	$32,607	$60,994	$65,652
Hudson Europe	43,733	35,046	85,844	68,562
Hudson ANZ	42,312	38,038	80,417	70,977
Hudson Asia	154	251	281	398
Total	$116,979	$105,942	$227,536	$205,589
Temporary contracting gross margin:
Hudson Americas	$8,740	$9,268	$16,677	$18,439
Hudson Europe	8,825	9,138	17,935	18,905
Hudson ANZ	7,549	6,632	14,894	13,257
Hudson Asia	76	117	159	168
Total	$25,190	$25,155	$49,665	$50,769
Temporary contracting gross margin as a percent of temporary contracting revenue:
Hudson Americas	22.1%	22.1%	21.5%	21.9%
Hudson Europe	16.8%	20.7%	17.3%	21.6%
Hudson ANZ	15.1%	14.8%	15.6%	15.7%
Hudson Asia	33.0%	31.8%	36.1%	29.7%

(a)
Temporary contracting revenue is a component of our revenue. Temporary contracting gross margin and temporary contracting gross margin as a percent of temporary revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

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

The Company believes that these calculations are a useful measure, indicating the actual change in operations. Earnings from subsidiaries are, at times, repatriated to the U.S., and there are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition. The table below summarizes the impact of foreign currency exchange adjustments on our operating results for the three and six months ended June 30, 2010 (dollars in thousands).

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2010			2009	2010			2009
	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency	As reported
Revenue:
Hudson Americas	$40,819	$(28)	$40,791	$43,133	$80,325	$(56)	$80,269	$87,155
Hudson Europe	80,717	3,916	84,633	68,187	157,372	(1,437)	155,935	134,575
Hudson ANZ	65,249	(8,566)	56,683	56,653	122,071	(23,706)	98,365	106,650
Hudson Asia	8,184	(158)	8,026	5,875	15,319	(366)	14,953	10,618
Total	194,969	(4,836)	190,133	173,848	375,087	(25,565)	349,522	338,998

Direct costs:
Hudson Americas	30,780	-	30,780	32,621	60,994	-	60,994	65,673
Hudson Europe	46,158	2,100	48,258	36,907	90,298	(1,112)	89,186	72,991
Hudson ANZ	43,526	(5,905)	37,621	38,992	82,572	(16,289)	66,283	72,686
Hudson Asia	268	(6)	262	444	566	(18)	548	760
Total	120,732	(3,811)	116,921	108,964	234,430	(17,419)	217,011	212,110

Gross margin:
Hudson Americas	10,039	(28)	10,011	10,512	19,331	(56)	19,275	21,482
Hudson Europe	34,559	1,816	36,375	31,280	67,074	(325)	66,749	61,584
Hudson ANZ	21,723	(2,661)	19,062	17,661	39,499	(7,417)	32,082	33,964
Hudson Asia	7,916	(152)	7,764	5,431	14,753	(348)	14,405	9,858
Total	$74,237	$(1,025)	$73,212	$64,884	$140,657	$(8,146)	$132,511	$126,888

Selling, general and administrative (a):
Hudson Americas	$11,223	$(37)	$11,186	$12,049	$22,008	$(86)	$21,922	$27,192
Hudson Europe	31,296	1,545	32,841	31,488	62,750	(591)	62,159	64,675
Hudson ANZ	19,883	(2,771)	17,112	17,611	37,491	(7,427)	30,064	34,266
Hudson Asia	6,689	(135)	6,554	5,769	12,913	(299)	12,614	11,464
Corporate	4,506	-	4,506	5,252	9,053	-	9,053	10,061
Total	$73,597	$(1,398)	$72,199	$72,169	$144,215	$(8,403)	$135,812	$147,658

Operating (loss) income:
Hudson Americas	$(1,293)	$15	$(1,278)	$(2,547)	$(2,928)	$37	$(2,891)	$(8,339)
Hudson Europe	2,835	213	3,048	(2,547)	3,820	226	4,046	(7,768)
Hudson ANZ	1,824	112	1,936	54	2,098	(18)	2,080	(2,185)
Hudson Asia	1,220	(16)	1,204	(2,120)	1,833	(49)	1,784	(3,381)
Corporate	(4,497)	-	(4,497)	(5,236)	(9,045)	-	(9,045)	(10,047)
Total	$89	$324	$413	$(12,396)	$(4,222)	$196	$(4,026)	$(31,720)

(a)
Selling, general and administrative expenses include depreciation and amortization expense of $2,186 and $2,840, respectively, for the three months ended June 30, 2010 and 2009 and depreciation and amortization expense of $4,472 and $6,628, respectively, for the six months ended June 30, 2010 and 2009.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Hudson Americas

Hudson Americas’ revenue was $40.8 million for the three months ended June 30, 2010, as compared to $43.1 million for the same period in 2009, a decrease of $2.3 million or 5.4%. The entire decrease was in contracting services revenue. Permanent recruitment revenue was unchanged at $1.3 million compared to same period in 2009.

The decrease in contracting revenue was due to a decrease in Financial Solutions and IT contracting, which declined $3.3 million or 21.8%. The decline in Financial Solutions and IT contracting revenue was primarily due to continued weak demand during the three months ended June 30, 2010 in the markets in which we operate. Legal Services contracting revenue increased $1.1 million or 4.3%. The increase in Legal Services contracting revenue was primarily due to a higher volume of projects, particularly litigation and antitrust projects, partially offset by lower average bill rates.

Hudson Americas’ direct costs were $30.8 million for the three months ended June 30, 2010, as compared to $32.6 million for the same period in 2009, a decrease of $1.8 million or 5.6%. The decrease was due to fewer contractors on billing and was a direct result of the factors affecting the contracting revenue as noted above.

Hudson Americas’ gross margin was $10 million for the three months ended June 30, 2010, as compared to $10.5 million for the same period in 2009, a decrease of $0.5 million or 4.5%. The entire gross margin decline was from contracting services. Permanent recruitment gross margin was unchanged at $1.3 million compared to same period in 2009. The decline in contracting gross margin was in Financial Solutions and IT, which declined $0.7 million or 19.2%. The decline was partially due to a reduction in billable hours, fewer contractors on billing and a reduction in average bill rates. Legal Services contracting gross margin increased $0.5 million or 9.6%. The higher contracting gross margin in Legal Services was due to a higher volume of projects, an increase in contractors on billing, offset in part by a reduction in average bill rates.

Contracting gross margin as a percentage of total revenue was 21.4% as compared to 21.5% for the same period in 2009. Contracting gross margin decreased due to the reasons described above with respect to revenue. Permanent recruitment gross margin as a percentage of total revenue was 3.2% as compared to 2.9% for the same period in 2009. Total gross margin, as a percentage of total revenue, was 24.6% compared to 24.4% and resulted from a small change in revenue mix.

Hudson Americas’ selling, general and administrative expenses were $11.2 million for the three months ended June 30, 2010, as compared to $12 million for the same period in 2009, a decrease of $0.8 million or 6.9%. The decrease was primarily due to the reductions from the restructuring program completed in 2009 partially offset by costs for staff relocation. These expenses, as a percentage of revenue, were unchanged at 28% compared to the same period in 2009.

Hudson Americas incurred $0.1 million in reorganization expenses during the three months ended June 30, 2010, as compared to $1.1 million for the same period in 2009, a decrease in reorganization expenses of $1 million. Reorganization expenses incurred during 2009 related primarily to the costs incurred in connection with the 2009 restructuring plan.

Hudson Americas’ net other non-operating expense, which primarily consisted of corporate management service allocation, was $0.4 million for the three months ended June 30, 2010, as compared to $0.5 million for the same period in 2009.

Hudson Americas’ EBITDA loss was $1 million for the three months ended June 30, 2010, as compared to $2 million for the same period in 2009, a decrease of $1 million. Hudson Americas’ EBITDA loss, as a percentage of revenue, was 2.4% compared to 4.6% for the same period in 2009.  The increase in EBITDA was primarily due to the factors discussed above.

Hudson Americas’ operating loss was $1.3 million for the three months ended June 30, 2010 as compared to $2.5 million for the same period in 2009, a decrease in operating loss of $1.2 million. Operating loss, as a percentage of revenue, was 3.1% compared to 5.9% for the same period in 2009.

Hudson Europe

Hudson Europe’s revenue was $80.7 million for the three months ended June 30, 2010, as compared to $68.2 million for the same period in 2009, an increase of $12.5 million or 18.4%. On a constant currency basis, Hudson Europe’s revenue increased $16.4 million or 24.1%. The revenue increase was primarily due to an increase of $10.8 million or 24.4% in contracting revenue and $6.3 million or 44.1% in permanent recruitment revenue.

The majority of the revenue increase in constant currency was in the U.K., where both contracting and permanent recruitment revenue increased $12.6 million and $4.7 million, or 39.1% and 75.7%, respectively. The increases in contracting and permanent recruitment revenue were primarily due to increased projects and hiring activity in the banking and IT sectors and partially offset by a reduction in public sector revenue. We expect that public sector revenue will continue to decline through the remainder of 2010 and beyond due to the U.K. government’s announced plans to reduce public spending.

In Continental Europe, revenue declined $0.4 million or 1.3% for the three months ended June 30, 2010, as compared to the same period in 2009. Permanent recruitment revenue increased $1.6 million or 19.7%, and was driven by increased hiring activity in Belgium and France. These increases were offset by a decrease in contracting revenue in the Netherlands of $1.9 million or 17.7% primarily due to increased competition.

Hudson Europe’s direct costs were $46.2 million for the three months ended June 30, 2010, as compared to $36.9 million for the same period in 2009, an increase of $9.3 million or 25.1%. On a constant currency basis, Hudson Europe’s direct costs increased $11.4 million or 30.8%. The increase in direct costs was due to more contractors on billing and was a direct result of the factors affecting the revenue as noted above.

Hudson Europe’s gross margin was $34.6 million for the three months ended June 30, 2010, as compared to $31.3 million for the same period in 2009, an increase of $3.3 million or 10.5%. On a constant currency basis, gross margin increased $5.1 million or 16.3%.

The majority of the gross margin increase in constant currency was in the U.K., where permanent recruitment and contracting gross margins increased $4 million and $0.9 million, or 65.7% and 16.4%, respectively. The increase in permanent recruitment gross margin was primarily due to increased demand for permanent staff and higher average fees, partially offset by a decrease in the public sector gross margin. We expect public sector gross margin to decline in accordance with revenue trends discussed above. The increase in contracting gross margin was primarily due to increased billable hours and higher average hourly rates. In Continental Europe, gross margin increased $0.6 million or 3.4%. Permanent recruitment gross margin increased $1.5 million or 19.4% primarily in Belgium and France. This increase was partially offset by a decrease of $0.8 million or 25% in contracting gross margin in the Netherlands, primarily due to the reasons described above with respect to revenue.

 Contracting gross margin as a percentage of revenue was 16.8% compared to 20.7% for the same period in 2009. The decline was partially driven by a shift in client mix towards clients with higher volume and lower margins. Total gross margin, as a percentage of total revenue, was 43% compared to 45.9% for the same period in 2009 due to the mix effect of the lower contracting gross margin.

Hudson Europe’s selling, general and administrative expenses were $31.3 million for the three months ended June 30, 2010, as compared to $31.5 million for the three months ended June 30, 2009. On a constant currency basis, selling, general and administrative expenses increased $1.4 million or 4.3%. The increase was primarily due to increased sales staff compensation as a result of the higher gross margin, the majority of which was in the U.K., partially offset by reductions resulting largely from the restructuring program completed in 2009. These expenses, as a percentage of revenue, were 38.8% compared to 46.2% for the same period in 2009. The decrease was primarily due to the cost reductions from the restructuring program implemented in 2009 and higher revenue in 2010.

Hudson Europe’s reorganization expenses were $0.5 million for the three months ended June 30, 2010 as compared to $2.3 million for the same period in 2009, a decrease of $1.9 million. On a constant currency basis, reorganization expenses decreased $1.8 million. Reorganization expenses for the three months ended June 30, 2010 included expenses primarily related to a revision in estimate of prior year reorganization costs. Hudson Europe’s results for the three months ended June 30, 2009 were related to the Company’s 2009 restructuring plan and included amounts provided for employee termination benefits primarily in France and the U.K.

Hudson Europe’s net other non-operating expense was $1.1 million for the three months ended June 30, 2010, as compared to $0.7 million for the same period in 2009, an increase of $0.4 million.  On a constant currency basis, net other non-operating expense increased $0.7 million. The increase was primarily due to increased corporate management service allocations, partially offset by higher foreign currency transaction gains.

Hudson Europe’s EBITDA was $2.5 million for the three months ended June 30, 2010, as compared to an EBITDA loss of $2.2 million for same period in 2009, an increase in EBITDA of $4.7 million. On a constant currency basis, EBITDA increased $4.7 million. Hudson Europe’s EBITDA, as a percentage of revenue, was 2.9% compared to an EBITDA loss of 3.3% for the same period in 2009.  The increase in EBITDA was primarily due to the factors discussed above.

Hudson Europe’s operating income was $2.8 million for the three months ended June 30, 2010, as compared to an operating loss of $2.5 million for the same period in 2009, an increase in operating income of $5.4 million. On a constant currency basis, operating income increased $5.6 million. Operating income, as a percentage of revenue, was 3.6% compared to operating loss of 3.7% for the same period in 2009.

Hudson ANZ

Hudson ANZ’s revenue was $65.2 million for the three months ended June 30, 2010, as compared to $56.7 million for the same period in 2009, an increase of $8.6 million or 15.2%. On a constant currency basis, Hudson ANZ’s revenue was flat, as compared to the same period in 2009. Strong growth of $3 million or 40.4% in permanent recruitment offset the decline in contracting of $1.6 million or 3.6% and the counter-cyclical outplacement services within talent management, which declined $1.3 million or 32.5%.

The increase in permanent recruitment revenue was primarily due to improved demand in mining and resources, industrial and public sectors. The year-on-year rate of decline in contracting services continued to decrease, reflecting the improving economic and hiring environment in ANZ. Outplacement revenue decreased primarily due to reduced demand.

Hudson ANZ’s direct costs were $43.5 million for the three months ended June 30, 2010, as compared to $39.0 million for the same period in 2009, an increase of $4.5 million or 11.6%. On a constant currency basis, Hudson ANZ’s direct costs decreased $1.4 million or 3.5%. The decrease in direct costs was a direct result of the decrease in contracting services revenue as noted above.

Hudson ANZ’s gross margin was $21.7 million for the three months ended June 30, 2010, as compared to $17.7 million for the same period in 2009, an increase of $4.1 million or 23%. On a constant currency basis, gross margin increased $1.4 million or 7.9%.

Permanent recruitment gross margin increased $2.9 million or 39.8% due to higher average placement fees and increased demand for permanent staff. Talent management gross margin decreased $1.3 million or 36.5%. The decline in talent management gross margin was driven by the same factors affecting revenue as described above. Contracting gross margin was flat compared to the same period in 2009.

Contracting gross margin as a percentage of revenue was 15.1% compared to 14.8% for the same period in 2009. Total gross margin, as a percentage of total revenue, was 33.6% compared to 31.2% for the same period in 2009. The increase was primarily attributed to the proportionately higher increase in the permanent recruitment revenue.

Hudson ANZ’s selling, general and administrative expenses were $19.9 million for the three months ended June 30, 2010, as compared to $17.6 million for the same period in 2009, an increase of $2.3 million or 12.9%. On a constant currency basis, selling, general and administrative expenses decreased $0.5 million or 2.8%. The decrease attributable to reductions from the restructuring program completed in 2009 and professional and other fees were partially offset by increased travel and other office costs. These expenses, as a percentage of revenue, were 30.2% compared to 31.1% for the same period in 2009.

 Hudson ANZ’s net other non-operating expense was $1 million for the three months ended June 30, 2010, as compared to $0.2 million net other non-operating income for the same period in 2009, an increase in net other non-operating expense of $1.3 million. On a constant currency basis, net other non-operating expense increased $1.2 million. The increase was primarily due to increased corporate management service allocations of $0.7 million.

Hudson ANZ’s EBITDA was $1.4 million for the three months ended June 30, 2010, as compared to $0.8 million for the same period in 2009, an increase of $0.6 million. On a constant currency basis, EBITDA increased $0.7 million. Hudson ANZ’s EBITDA, as a percentage of revenue, was 2.7% compared to EBITDA of 1.4% for the same period in 2009. The increase in EBITDA was primarily due to the factors discussed above.

Hudson ANZ’s operating income was $1.8 million for the three months ended June 30, 2010, as compared to $0.1 million for the same period in 2009, an increase in operating income of $1.8 million. On a constant currency basis, operating income increased $1.9 million. Operating income, as a percentage of revenue, was 3.4% compared to 0.1% for the same period in 2009.

Hudson Asia

Hudson Asia’s revenue was $8.2 million for the three months ended June 30, 2010, as compared to $5.9 million for the same period in 2009, an increase of $2.3 million or 39.3%. On a constant currency basis, Hudson Asia’s revenue increased $2.2 million or 36.6%. The revenue increase in Hudson Asia was entirely in permanent recruitment revenue, substantially all of the business in this segment.

Permanent recruitment revenue increased $2.2 million or 44.6% led by China, which increased $1.3 million or 65.2%. In China, the majority of our business is with subsidiaries of multi-national firms and many of these clients eased the hiring restrictions implemented in 2009 in response to the improved economic environment. Business confidence and hiring activity in China has improved significantly compared to the same period in 2009. The increase in revenue was primarily due to increased hiring activity in the IT, industrial, banking and finance and accounting sectors.

Hudson Asia’s direct costs were $0.3 million for the three months ended June 30, 2010, as compared to $0.4 million for the same period in 2009, a decrease of $0.2 million or 39.6%. On a constant currency basis, Hudson Asia’s direct costs decreased $0.2 million or 41%.

Hudson Asia’s gross margin was $7.9 million for the three months ended June 30, 2010, as compared to $5.4 million for the same period in 2009, an increase of $2.5 million or 45.7%. On a constant currency basis, gross margin increased $2.3 million or 42.9%. The gross margin increase was led by China, which increased $1.4 million or 67.3% compared to the same period in 2009. Hudson Asia’s gross margin increased primarily for the same reasons as the increase in revenue. Total gross margin, as a percentage of total revenue, was 96.7% compared to 92.5% for the same period in 2009.

Hudson Asia’s selling, general and administrative expenses were $6.7 million for the three months ended June 30, 2010, as compared to $5.8 million for the same period in 2009, an increase of $0.9 million or 16%. On a constant currency basis, selling, general and administrative expenses increased $0.8 million or 13.6%. The increase in selling, general and administrative expenses was primarily due to increased staff compensation resulting from the higher gross margin. These expenses, as a percentage of revenue, were 81.7% compared to 98.2% for the same period in 2009. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily due to higher revenues in 2010.

Based on the results of the impairment test that was performed on June 30, 2009, the Company recorded a charge of $1.7 million for the impairment of goodwill related to the China reporting unit for the three months ended June 30, 2009. There were no goodwill impairment charges for the three months ended June 30, 2010.

Hudson Asia’s EBITDA was $1.3 million for the three months ended June 30, 2010, as compared to an EBITDA loss of $2.1 million for the same period in 2009, an increase in EBITDA of $3.4 million. On a constant currency basis, EBITDA increased $3.4 million. Hudson Asia’s EBITDA, as a percentage of revenue, was 16.1% compared to an EBITDA loss of 35.1% for the same period in 2009. The increase in EBITDA was primarily due to the factors discussed above.

Hudson Asia’s operating income was $1.2 million for the three months ended June 30, 2010, as compared to an operating loss of $2.1 million for the same period in 2009, an increase in operating income of $3.3 million. On a constant currency basis, operating income increased $3.3 million. Operating income, as a percentage of revenue, was 15% compared to an operating loss of 36.1% for the same period in 2009.

Corporate and Other

Corporate selling, general and administrative expenses were $4.5 million for the three months ended June 30, 2010, as compared to $5.3 million for the same period in 2009, a decrease of $0.7 million, or 14.2%. The decrease was primarily due to lower professional fees, partially offset by higher travel related expenses.

Corporate net other non-operating income was $3.4 million for the three months ended June 30, 2010, as compared to $1.1 million for the same period in 2009, an increase of $2.3 million. The increase was primarily due to increased corporate management service allocations to the reportable segments.

Corporate EBITDA loss was $1 million for the three months ended June30, 2010, as compared to $4 million for the same period in 2009, a decrease of $3 million and was primarily due to the factors discussed above.

Interest

Interest expense, net of interest income was $0.2 million for the three months ended June 30, 2010 and 2009.

Provision for Income Taxes

The provision for income taxes was $0.5 million on $0.7 million of pre-tax income from continuing operations for the three months ended June 30, 2010, as compared to a provision of $3.0 million on $12.5 million of pre-tax losses from continuing operations for the same period in 2009. The effective tax rate was 74.4% compared to a negative 23.8% for the same period in 2009. The changes in the Company’s effective tax rate compared to the same period in 2009 resulted primarily from a reduction in the Company’s pre-tax losses in jurisdictions where we obtain tax benefits and the inability to obtain benefits from losses incurred in other jurisdictions. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition-related payments and variations from the U.S. tax rate in foreign jurisdictions.

Net Income (Loss) from Continuing Operations

Net income from continuing operations was $0.2 million for the three months ended June 30, 2010, as compared to a loss of $15.5 million for the same period in 2009, an increase in net income from continuing operations of $15.7 million. Basic and diluted earnings per share from continuing operations were $0.01 compared to a basic and diluted loss per share of $0.59 for the same period in 2009.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations was $0.1 million for the three months ended June 30, 2010, as compared to net loss from discontinued operations of $2.3 million for the same period in 2009, an increase in net income from discontinued operations of approximately $2.3 million. The increase was primarily due to the non-recurrence of the operating loss in 2009 in the exited markets of Italy and Japan of $2.4 million. Basic and diluted earnings per share from discontinued operations were $0.00 for the three months ended June 30, 2010, as compared to basic and diluted loss per share of $0.09 for the same period in 2009.

Net Income (Loss)

Net income was $0.2 million for the three months ended June 30, 2010, as compared to a net loss of $17.8 million for the same period in 2009, an increase in net income of $18 million. Basic and diluted earnings per share were $0.01 for the three months ended June 30, 2010, as compared to basic and diluted loss per share of $0.68 for the same period in 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Hudson Americas

Hudson Americas’ revenue was $80.3 million for the six months ended June 30, 2010, as compared to $87.2 million for the same period in 2009, a decrease of $6.8 million or 7.8%. Of this decline, $6.4 million was in contracting services and $0.4 million was in permanent recruitment services. These declines were 7.6% and 13.5%, respectively, compared to the same period in 2009.

The decrease in contracting revenue was due to a decrease in Financial Solutions and IT contracting, which declined $8.1 million or 25.2%.  The declines in Financial Solutions and IT contracting revenue were primarily due to continued weak demand during the six months ended June 30, 2010 in the markets in which we operate as well as lower billable hours and bill rates. Legal Services contracting revenue increased $2.2 million or 4.2%. The increase in Legal Services contracting revenue was primarily due to a higher volume of projects, particularly litigation and antitrust projects, partially offset by lower average bill rates.

Hudson Americas’ direct costs were $61 million for the six months ended June 30, 2010, as compared to $65.7 million for the same period in 2009, a decrease of $4.7 million or 7.1%. The decrease was due to fewer contractors on billing and was a direct result of the factors affecting contracting revenue as noted above.

Hudson Americas’ gross margin was $19.3 million for the six months ended June 30, 2010, as compared to $21.5 million for the same period in 2009, a decrease of $2.2 million or 10%. Contracting services gross margin decreased $1.8 million or 9.6% and permanent recruitment gross margin decreased $0.4 million or 13.4%.

The decline in contracting gross margin resulted from a decline in Financial Solutions and IT, which declined $1.9 million or 23.1%, and was primarily due to a reduction in billable hours, fewer contractors on billing and a reduction in average bill rates. Legal Services contracting gross margin increased $1 million or 9.6%. The higher gross margin in Legal Services was due to a higher volume of projects, an increase in contractors on billing, offset in part by a reduction in average bill rates.

Contracting gross margin as a percentage of total revenue was 20.8% as compared to 21.2% for the same period in 2009. Contracting gross margin decreased due to the reasons described above with respect to revenue. Permanent recruitment gross margin as a percentage of total revenue was 3.3% as compared to 3.5% for the same period in 2009. Total gross margin, as a percentage of total revenue, was 24.1% compared to 24.7% and was primarily driven by lower overall average bill rates and a change in client mix toward higher volume clients with lower margins.

Hudson Americas’ selling, general and administrative expenses were $22 million for the six months ended June 30, 2010, as compared to $27.2 million for the same period in 2009, a decrease of $5.2 million or 19.1%. The decrease was primarily due to reductions from the restructuring program completed in 2009. These expenses, as a percentage of revenue, were 27.4% compared to 31.2% for the same period in 2009.

Hudson Americas’ reorganization expenses were $0.2 million for the six months ended June 30, 2010, as compared to $2.7 million for the same period in 2009, a decrease in reorganization expenses of $2.5 million. Reorganization expenses incurred during the six months ended June 30, 2009 related primarily to the amounts provided for employee termination benefits related to the 2009 restructuring plan.

Hudson Americas’ net other non-operating income was $0.1 million for the six months ended June 30, 2010, as compared to net other non-operating expense of $1.1 million for the same period in 2009, an increase in net other non-operating income of $1.2 million. The increase was primarily related to the recovery of a loan receivable of $0.9 million during the current year period.

Hudson Americas’ EBITDA loss was $1.2 million for the six months ended June 30, 2010, as compared to $7.4 million for the same period in 2009, a decrease in EBITDA loss of $6.2 million. Hudson Americas’ EBITDA loss, as a percentage of revenue, was 1.5% compared to 8.5% for the same period in 2009. The increase in EBITDA was primarily due to the factors discussed above.

Hudson Americas’ operating loss was $2.9 million for the six months ended June 30, 2010 as compared to $8.3 million for the same period in 2009, a decrease in operating loss of $5.4 million. Operating loss, as a percentage of revenue, was 3.6% compared to 9.5% for the same period in 2009.

Hudson Europe

Hudson Europe’s revenue was $157.4 million for the six months ended June 30, 2010, as compared to $134.6 million for the same period in 2009, an increase of $22.8 million or 16.9%. On a constant currency basis, Hudson Europe’s revenue increased $21.4 million or 15.9%. The revenue increase was primarily due to an increase of $15.0 million or 17.1% in contracting revenue and $7.2 million or 25.8% in permanent recruitment revenue.

The entire revenue increase in constant currency was in the U.K., where contracting and permanent recruitment revenue increased $18.4 million and $6.4 million, or 28.7% and 54.7%, respectively. The increases in contracting and permanent recruitment revenue were primarily due to increased projects and hiring activity in the banking and IT sectors, partially offset by a reduction in public sector revenue. We expect that public sector revenue will continue to decline through the remainder of 2010 and beyond due to the U.K. governments announced plans to reduce public spending.

In Continental Europe, revenue declined $2.8 million or 5.1% for the six months ended June 30, 2010, as compared to the same period in 2009. Contracting revenue declined $3.4 million or 14.4%, primarily in the Netherlands due to increased competition, partially offset by an increase in permanent recruitment revenue of $0.9 million or 5.4%, primarily in France.

Hudson Europe’s direct costs were $90.3 million for the six months ended June 30, 2010, as compared to $73 million for the same period in 2009, an increase of $17.3 million or 23.7%. On a constant currency basis, Hudson Europe’s direct costs increased $16.2 million or 22.2%. The increase in direct costs was due to more contractors on billing and was a direct result of the factors affecting revenue as noted above.

Hudson Europe’s gross margin was $67.1 million for the six months ended June 30, 2010, as compared to $61.6 million for the same period in 2009, an increase of $5.5 million or 8.9%. On a constant currency basis, gross margin increased $5.2 million or 8.4%.

The majority of the gross margin increase in constant currency was in the U.K., where permanent recruitment and contracting gross margins increased $6.2 million and $0.6 million, or 56% and 5.3%, respectively. The increase in permanent recruitment gross margin was primarily due to increased demand for permanent staff and higher average fees, partially offset by a decrease in the public sector gross margin. We expect public sector gross margin to decline in accordance with revenue trends discussed above. The increase in contracting gross margin was primarily due to increased billable hours and higher average hourly rates. In Continental Europe, gross margin decreased $1.5 million or 4% for the six months ended June 30, 2010, as compared to the same period in 2009. Contracting gross margin decreased $1.8 million or 26.2%. The entire decline was in the Netherlands and was primarily due to the reasons described above with respect to revenue. The decline was partially offset by an increase of $0.8 million or 4.8% in permanent recruitment gross margin, primarily in France.

Contracting gross margin as a percentage of revenue was 17.3% compared to 21.6% for the same period in 2009. The decline was partially driven by a shift in client mix towards clients with higher volume and lower margins. Total gross margin, as a percentage of total revenue, was 42.8% compared to 45.8% for the same period in 2009 due to mix effect of the lower contracting gross margin.

Hudson Europe’s selling, general and administrative expenses were $62.8 million for the six months ended June 30, 2010, as compared to $64.7 million for the same period in 2009, a decrease of $1.9 million or 3%. On a constant currency basis, selling, general and administrative expenses decreased $2.5 million or 3.9%. The decrease was primarily due to reductions resulting largely from the restructuring program completed in 2009 and substantially improved productivity in the U.K. These expenses, as a percentage of revenue, were 39.9% compared to 48.1% for the same period in 2009.

Hudson Europe incurred $0.5 million in reorganization expenses during the six months ended June 30, 2010, as compared to $4.7 million during the same period in 2009, a decrease of $4.1 million. On a constant currency basis, reorganization expenses decreased $4.1 million. Reorganization expenses for the six months ended June 30, 2010 included expenses primarily related to a revision in estimate of prior year reorganization cost. Reorganization expenses incurred during the six months ended June 30, 2009 included amounts provided for employee termination benefits primarily in the U.K., France and Belgium, contract cancellation costs and lease termination payments primarily in the U.K. and Belgium related to the Company’s 2009 restructuring program.

Hudson Europe’s net other non-operating expense was $2.3 million for the six months ended June 30, 2010, as compared to an expense of $0.9 million for the same period in 2009, an increase in expenses of $1.4 million. On a constant currency basis, net other non-operating expense increased $1.7 million. The increase was primarily due to increased corporate management service allocations, partially offset by higher foreign currency transaction gains.

Hudson Europe’s EBITDA was $2.9 million for the six months ended June 30, 2010, as compared to an EBITDA loss of $5.8 million for the same period in 2009, an increase in EBITDA of $8.7 million. On a constant currency basis, EBITDA increased $8.7 million. Hudson Europe’s EBITDA, as a percentage of revenue, was 1.9% compared to an EBITDA loss of 4.3% for the same period in 2009. The increase in EBITDA was primarily due to the factors discussed above.

Hudson Europe’s operating income was $3.8 million for the six months ended June 30, 2010, as compared to an operating loss of $7.8 million for the same period in 2009, an increase in operating income of $11.6 million. On a constant currency basis, operating income increased $11.8 million. Operating income, as a percentage of revenue, was 2.6% compared to an operating loss of 5.8% for the same period in 2009.

Hudson ANZ

Hudson ANZ’s revenue was $122.1 million for the six months ended June 30, 2010, as compared to $106.6 million for the same period in 2009, an increase of $15.4 million, or 14.5%. On a constant currency basis, Hudson ANZ’s revenue decreased $8.3 million or 7.8%. The revenue decrease was primarily due to declines in contracting of $7.8 million or 9.3% and counter-cyclical outplacement services within talent management, which declined $3 million or 40.1%. Strong growth of $2.6 million or 18.1% in permanent recruitment partially offset by the declines in contracting services and outplacement services.

The increase in permanent recruitment revenue was primarily due to improved demand in the mining and resources, industrial and public sector. The year-on-year rate of decline in contracting revenue during the six months ended June 30, 2010 reduced compared to the rate of decline in the same period in 2009, reflecting the current stronger economic and hiring environment in ANZ. Outplacement revenue decreased primarily due reduced demand.

Hudson ANZ’s direct costs were $82.6 million for the six months ended June 30, 2010, as compared to $72.7 million for the same period in 2009, an increase of $9.9 million or 13.6%. On a constant currency basis, Hudson ANZ’s direct costs decreased $6.4 million or 8.8%. The decrease in direct costs was due to fewer contractors on billing, reduced billable hours and was a direct result of the factors affecting revenue as noted above.

Hudson ANZ’s gross margin was $39.5 million for the six months ended June 30, 2010, as compared to $34 million for the same period in 2009, an increase of $5.5 million or 16.3%. On a constant currency basis, gross margin decreased $1.9 million or 5.5%.

Permanent recruitment gross margin increased $2.4 million or 17.4% primarily due to higher average placement fees and increased demand for permanent staff. Talent management services and contracting gross margins decreased $2.8 million or 44.6% and $1.3 million or 10.2%, respectively. The decline in talent management gross margin was driven by the same factors affecting revenue as described above. The decline in contracting gross margin was primarily driven by a reduction in billable hours and fewer contractors on billing.  Contracting gross margin, as a percentage of revenue, was 15.6% compared to 15.7% for the same period in 2009.

Total gross margin, as a percentage of total revenue, was 32.6% compared to 31.8% for the same period in 2009, primarily attributable to a proportionately greater increase in permanent recruitment revenue.

Hudson ANZ’s selling, general and administrative expenses were $37.5 million for the six months ended June 30, 2010, as compared to $34.3 million for the same period in 2009, an increase of $3.2 million or 9.4%. On a constant currency basis, selling, general and administrative expenses decreased $4.2 million or 12.3%. The decrease was primarily due to reductions resulting largely from the restructuring program completed in 2009 and lower compensation costs due to the decrease in gross margins. These expenses, as a percentage of revenue, was 30.6% compared to 32.1% for the same period in 2009.

Hudson ANZ recorded a recovery of reorganization expense of $0.1 million for the six months ended June 30, 2010, as compared to reorganization expenses of $1.9 million for the same period in 2009, a decrease in reorganization expenses of $2.0 million. On a constant currency basis, reorganization expenses decreased $2.0 million. Reorganization expenses incurred for the six months ended June 30, 2009 included primarily payment of employee termination benefits and costs to terminate a number of contracts, including exiting several leases related to the Company’s 2008 and 2009 restructuring programs.

 Hudson ANZ’s net other non-operating expense was $1.6 million for the six months ended June 30, 2010, as compared to net other non-operating income of $0.1 million for the same period in 2009, an increase in net other non-operating expense of $1.7 million. On a constant currency basis, net other non-operating expense increased $1.5 million. The increase was primarily due to increased corporate management service allocations of $1 million.

Hudson ANZ’s EBITDA was $1.6 million for the six months ended June 30, 2010, as compared to EBITDA loss of $0.9 million for the same period in 2009, an increase in EBITDA of $2.6 million. On a constant currency basis, EBITDA increased $2.5 million. Hudson ANZ’s EBITDA, as a percentage of revenue, was 1.5% compared to EBITDA loss of 0.9% for the same period in 2009. The increase in EBITDA was primarily due to the factors discussed above.

Hudson ANZ’s operating income was $2.1 million for the six months ended June 30, 2010, as compared to operating loss of $2.2 million for the same period in 2009, an increase in operating income of $4.3 million. On a constant currency basis, operating income increased $4.3 million. Operating income, as a percentage of revenue, was 2.1% compared to operating loss of 2.0% for the same period in 2009.

Hudson Asia

Hudson Asia’s revenue was $15.3 million for the six months ended June 30, 2010, as compared to $10.6 million for the same period in 2009, an increase of $4.7 million or 44.3%. On a constant currency basis, Hudson Asia’s revenue increased $4.3 million or 40.8%. The revenue increase in Hudson Asia was entirely in permanent recruitment, substantially all of the business in this segment.

Permanent recruitment revenue increased $4.3 million or 48.2% led by China, which increased $2.6 million or 73.5%. In China, the majority of our business is with subsidiaries of multi-national firms and many of these clients eased the hiring restrictions implemented in 2009 in response to the improved economic environment. Business confidence and hiring activity in China improved significantly compared to the same period in 2009. The increase in revenue was primarily due to increased hiring activity in the IT, industrial, sales and marketing, and accounting sectors.

Hudson Asia’s direct costs were $0.6 million for the six months ended June 30, 2010, as compared to $0.8 million for the same period in 2009, a decrease of $0.2 million or 25.6%. On a constant currency basis, Hudson Asia’s direct costs decreased $0.2 million or 28.0%.

Hudson Asia’s gross margin was $14.8 million for the six months ended June 30, 2010, as compared to $9.9 million for the same period in 2009, an increase of $4.9 million or 49.7%. On a constant currency basis, gross margin increased $4.5 million or 46.1%. The gross margin increase was led by China, which increased $2.8 million or 70.3% compared to the same period in 2009. Hudson Asia’s gross margin increased primarily for the same reasons as the increase in revenue. Total gross margin, as a percentage of total revenue, was 96.3% compared to 92.8% for the same period in 2009.

Hudson Asia’s selling, general and administrative expenses were $12.9 million for the six months ended June 30, 2010, as compared to $11.5 million for the same period in 2009, an increase of $1.4 million. On a constant currency basis, selling, general and administrative expenses increased $1.2 million or 10%. The increase in selling, general and administrative expenses was primarily due to the increased staff compensation due to the higher gross margin, and other administrative expenses. These expenses, as a percentage of revenue, were 84.4% compared to 108% for the same period in 2009. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily due to higher revenue in 2010.

Based on the results of the impairment test that was performed on June 30, 2009, the Company recorded a charge of $1.7 million for the impairment of goodwill related to the China reporting unit for the six months ended June 30, 2009. There were no goodwill impairment charges for the six months ended June 30, 2010.

Hudson Asia’s net other non-operating expense was $0.2 million for the six months ended June 30, 2010, as compared to net other non-operating income of $0.2 million for the same period in 2009, an increase in net other non-operating expense of $0.4 million. On a constant currency basis, net other non-operating expense increased $0.4 million. The entire increase was due to increased corporate management service allocations.

Hudson Asia’s EBITDA was $1.9 million for the six months ended June 30, 2010, as compared to an EBITDA loss of $2.7 million for the same period in 2009, an increase in EBITDA of $4.6 million. On a constant currency basis, EBITDA increased $4.5 million. Hudson Asia’s EBITDA, as a percentage of revenue, was 12.4% compared to an EBITDA loss of 25.2% for the same period in 2009. The increase in EBITDA was primarily due to the factors discussed above.

Hudson Asia’s operating income was $1.8 million for the six months ended June 30, 2010, as compared to an operating loss of $3.4 million for the same period in 2009, an increase in operating income of $5.2 million. On a constant currency basis, operating income increased $5.2 million. Operating income, as a percentage of revenue, was 11.9% compared to an operating loss of 31.8% for the same period in 2009.

Corporate and Other

Corporate selling, general and administrative expenses were $9.1 million for the six months ended June 30, 2010, as compared to $10.1 million for the same period in 2009, a decrease of $1 million or 10%. The decrease was primarily due to lower legal fees.

Corporate net other non-operating income was $5.5 million for the six months ended June 30, 2010, as compared to $2.4 million for the same period in 2009, an increase of $3.2 million. The increase was primarily due to increased corporate management service allocations to the reportable segments.

Corporate EBITDA loss was $3.4 million for the six months ended June 30, 2010, as compared to $7.6 million for the same period in 2009, a decrease of $4.1 million and was primarily due to the factors discussed above.

Interest

Interest expense, net of interest income was $0.5 million and $0.4 million, respectively, for the six months ended June 30, 2010 and 2009.

Provision for (Benefits from) Income Taxes

The provision for income taxes was $0.8 million on $3.2 million of pre-tax losses from continuing operations for the six months ended June 30, 2010, as compared to a benefit of $1.1 million on $31.4 million of pre-tax losses from continuing operations for the same period in 2009. The effective tax rate for the six months ended June 30, 2010 was negative 24%, as compared to 3.5% for the same period in 2009. The changes in the Company’s effective tax rate compared to the same period in 2009 resulted primarily from a reduction in the Company’s pre-tax losses in jurisdictions where we obtain tax benefits and the inability to obtain benefits from losses incurred in other jurisdictions. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition-related payments and variations from the U.S. tax rate in foreign jurisdictions.

Net Loss from Continuing Operations

Net loss from continuing operations was $4 million for the six months ended June 30, 2010, as compared to $30.3 million for the same period in 2009, a decrease in net loss from continuing operations of $26.4 million. Basic and diluted loss per share from continuing operations were $0.14 for the six months ended June 30, 2010, as compared to $1.18 for the same period in 2009.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations was less than $0.1 million for the six months ended June 30, 2010, as compared to net income from discontinued operations of $7.0 million for the same period in 2009, a decrease in net income from discontinued operations of $7 million. Net income from discontinued operations for the six months ended June 30, 2009 included the receipt of the final earn-out payment as a result of its former Highland reporting unit achieving certain 2008 revenue metrics, as defined in the sales agreement of $11.6 million, partially offset by operating losses from discontinued operations of Japan of $2.7 million and Italy of $1.7 million. Basic and diluted loss per share from discontinued operations were $0.00 for the six months ended June 30, 2010, as compared to basic and diluted earnings per share of $0.27 for the same period in 2009.

Net Loss
Net loss was $4 million for the six months ended June 30, 2010, as compared to $23.3 million for the same period in 2009, a decrease in net loss of $19.4 million. Basic and diluted loss per share were $0.14 for the six months ended June 30, 2010, as compared to $0.91 for the same period in 2009.

Liquidity and Capital Resources

Cash and cash equivalents totaled $37.9 million and $36.1 million, respectively, as of June 30, 2010 and December 31, 2009. The following table summarizes the cash flow activities for the six months ended June 30, 2010 and 2009:

	For The Six Months Ended June 30,
(In millions)	2010	2009
Net cash used in operating activities	$(20.6)	$(19.9)
Net cash provided by investing activities	2.0	10.9
Net cash provided by financing activities	21.5	5.3
Effect of exchange rates on cash and cash equivalents	(1.1)	1.7
Net increase (decrease) in cash and cash equivalents	$1.8	$(2.0)

Cash flows from Operating Activities

For the six months ended June 30, 2010, net cash used in operating activities was $20.6 million compared to $19.9 million for the same period in 2009, an increase of $0.7 million. The increase was primarily due to an increase in working capital as a result of the revenue growth in the current period offset partially by lower net operating losses from continuing operations in the current period and lower payments related toe 2009 restructuring program.

Cash flows from Investing Activities

For the six months ended June 30, 2010, net cash provided by investing activities was $2 million primarily from the collection of a note compared to $10.9 million for the same period in 2009, a decrease of $8.9 million. The decrease was primarily due to the non-recurrence of $11.6 million in proceeds in 2009 for the final earn-out payment from the sale of Highland Partners.

Cash flows from Financing Activities

For the six months ended June 30, 2010, net cash provided by financing activities was $21.5 million compared to $5.3 million for the same period in 2009, an increase of $16.2 million. The increase was primarily due to $19.2 million of proceeds from the issuance of the common stock described below and a reduction in the repurchase of treasury stock, partially offset by a decrease in net borrowings under the Company’s credit facilities of $3.7 million.

Credit Agreements

As of June 30, 2010, the Company had a primary credit facility (the “Credit Agreement”) with Wells Fargo Capital Finance, Inc. (“WFCF”) and another lender that provided the Company with the ability to borrow up to $75 million, including the issuance of letters of credit. The Company’s available borrowings under the Credit Agreement were based on an agreed percentage of eligible accounts receivable less required reserves, principally related to the Company’s North America, U.K. and Australia operations, as defined in the Credit Agreement. As of June 30, 2010, the Company’s borrowing base was $53.5 million and the Company was required to maintain a minimum availability of $25 million. As of June 30, 2010, the Company had $10.5 million of outstanding borrowings, and $4 million of outstanding letters of credit issued, under the Credit Agreement, resulting in the Company being able to borrow up to an additional $14 million after deducting the minimum availability. The interest rate on outstanding borrowings was 6.75% as of June 30, 2010. The Company was in compliance with all financial covenants under the Credit Agreement as of June 30, 2010.

In connection with entering into the Revolver Agreement described below, the Company issued WFCF notice to terminate the Credit Agreement effective no later than August 25, 2010. The Company will repay outstanding borrowings under the Credit Agreement as well as an early termination fee of $0.6 million on the effective date of the termination. In addition, the Company will record a non-cash write-off of $0.4 million of unamortized deferred financing costs in connection with the termination of the Credit Agreement.

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility (the “Revolver Agreement”) with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), that provided the Company with the ability to borrow up to $40 million, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50 million, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves principally related to the U.K. and North America operations.  The Company expects funding of the Revolver Agreement to close by August 25, 2010.

The maturity date of the Revolver Agreement is August 5, 2014. Borrowings may initially be made with an interest rate based on a base rate plus 2.25% or on the LIBOR rate for the applicable period plus 3.25%. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). The interest rate on outstanding borrowings would approximate 5.5% as of August 5, 2010. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and certain of its North American and U.K. subsidiaries.

The Revolver Agreement contains various restrictions and covenants including (1) a requirement to maintain a minimum excess availability of $10 million until such time as for two consecutive fiscal quarters (i) the Company’s Fixed Charge Coverage Ratio is at least 1.2x and (ii) the Company’s North American and U.K. operations, for the four fiscal quarters then ending, have an EBITDA (as defined in the Revolver Agreement) for such twelve month period of not less than $0.5 million as of the end of each fiscal quarter during the fiscal years 2010 and 2011 and $1 million at the end of each fiscal quarter thereafter; thereafter a requirement to maintain a minimum availability of $5 million, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $0.5 million during the fiscal years 2010 and 2011 and $1 million thereafter; (2) a limit on the payment of dividends of not more than $5 million per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25 million in cash and $25 million in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4 million per year.

On August 3, 2010, an Australian subsidiary of the Company entered into a Receivables Finance Agreement and related agreements (the “Finance Agreement”) with Commonwealth Bank of Australia (“CBA”) that provided the Australian subsidiary with the ability to borrow up to approximately A$15 million ($13.7 million). Under the terms of the Finance Agreement, the Australian subsidiary may make offers to CBA to assign its accounts receivable with recourse, which accounts receivable CBA may in its good faith discretion elect to purchase. As of August 3, 2010, there were no outstanding borrowings under the Finance Agreement and there was a total of A$2.4 million ($2.2 million) of outstanding letters of credit issued under the Finance Agreement. Available credit for use under the Finance Agreement as of August 3, 2010 was A$12.6 million ($11.5 million).

The Finance Agreement does not have a stated maturity date and can be terminated by either party upon 90 days written notice. Borrowings may be made with an interest rate based on the average bid rate for bills of exchange (“BBSY”) with the closest term to 30 days plus a margin of 1.6%.  The interest rate was 6.29% as of August 3, 2010. Borrowings are secured by substantially all of the assets of the Australian subsidiary and are based on an agreed percentage of eligible accounts receivable.

The Finance Agreement contains various restrictions and covenants for the Australian subsidiary, including (1) a requirement to maintain a minimum Tangible Net Worth (as defined in the Finance Agreement) ratio of 70%; (2) a minimum Fixed Charge Coverage Ratio (as defined in the Finance Agreement) of 1.4x for a trailing twelve month period; and (3) a limitation on certain intercompany payments of expenses, interest and dividends not to exceed Net Profit After Tax (as defined in the Finance Agreement).

The Company also has entered into lending arrangements with local banks through its subsidiaries in Belgium, the Netherlands, New Zealand, and China. The aggregate outstanding borrowings under the lending arrangements in Belgium, the Netherlands and New Zealand were $2.3 million and $0 as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, the Belgium and the Netherlands subsidiaries could borrow up to $4.1 million based on an agreed percentage of accounts receivable related to their operations. Borrowings under the Belgium and the Netherlands credit agreements may be made with an interest rate based on the one month EURIBOR plus 2.5%, or about 2.9% on June 30, 2010. The lending arrangements will expire in 2011. In New Zealand, the Company’s subsidiary can borrow up to NZD$1.5 million (or approximately $1 million as of June 30, 2010) for working capital purposes. This lending arrangement expires on March 31, 2011.  Interest on borrowings under the New Zealand facility is based on a three month cost of funds rate as determined by the bank, plus a 1.84% margin, and was 6% on June 30, 2010.  In China, the Company’s subsidiary can borrow up to $1 million for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points and was 6.86% on June 30, 2010. There was no outstanding borrowing under this overdraft facility as of June 30, 2010 and December 31, 2009. This overdraft facility expires annually each September but can be renewed for one year periods at that time.

The Company expects to continue to use the aforementioned credit, if and when required, to support its ongoing working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit are used to support primarily office leases.

Shelf Registration and Stock Issuance

In December 2009, the Company filed a shelf registration statement (the “2009 Shelf Registration”) with the Securities and Exchange Commission (“SEC”) to enable it to issue up to $30.0 million equivalent of securities or combinations of securities.  The types of securities permitted for issuance under the 2009 Shelf Registration are debt securities, common stock, preferred stock, warrants, stock purchase contracts and stock purchase units.

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

Liquidity Outlook

At June 30, 2010, the Company had cash and cash equivalents on hand of $37.9 million supplemented by availability of $14 million under the Credit Agreement and $3.8 million under other lending arrangements in Belgium, the Netherlands, New Zealand and China. On August 3, 2010, the Company entered into the Finance Agreement with Commonwealth Bank of Australia and accordingly, amended the WFCF Credit Agreement to include only the U.S. and U.K. receivables. The availability under the new Australian and amended WFCF Credit Agreement is approximately $15.2 million. On August 5, 2010, the Company entered into the Revolver Agreement with RBS Capital after having issued notice to WFCF to terminate its Credit Agreement on August 4, 2010. The Company expects the funding of the RBS Revolver Agreement to close by August 25, 2010. Assuming initial borrowings equal to the $10.5 million of the existing WFCF Credit Agreement, the Company expects total availability under the new Commonwealth Bank of Australia and RBS Capital facilities to be approximately $24.4 million at closing of the RBS Revolver Agreement. The Company’s near-term cash requirements during 2010 are primarily related to funding operations, a portion of prior year restructuring actions, and capital expenditures. The Company expects the restructuring actions taken in 2009 to produce recurring cost savings for the rest of 2010 and beyond. The Company expects to maintain a reduced level of capital expenditures in 2010 as it did in 2009, compared to prior years. In 2010, the Company expects to make capital expenditures of approximately $4 million to $5.5 million, compared to approximately $4 million in 2009, after averaging approximately $11 million from 2006 through 2008. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

The Company believes, however, that current external market conditions remain difficult particularly the limited access to credit, modest rates of near-term projected economic growth and persistent levels of high unemployment in most of the regions where the Company operates. The Company cannot provide assurance that actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Updates (“ASU”) 2010-09 “Amendments to Certain Recognition and Disclosure Requirements” amending FASB ASC 855, “Subsequent Events.” The amendment eliminates the requirement in ASC 855 to disclose the date through which subsequent events have been evaluated in the consolidated financial statements of SEC filers and is effective for reports filed after February 24, 2010. The Company adopted ASU 2010-09 and evaluated all events and transactions through the issuance date of its condensed consolidated financial statements

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements." ASU 2010-6 provides amendments to ASC 820 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to ASC 820 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosures and clarification of existing disclosures of ASU 2010-6 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-6 effective January 1, 2010. The adoption had no material impact on the Company’s results of operations or financial position.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 23, 2010 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the six months ended June 30, 2010.

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

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the six months ended June 30, 2010, the Company earned approximately 87% of its gross margin outside the United States (“U.S.”), and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the stockholders’ equity section of the Condensed Consolidated Balance Sheets. The translation of the foreign currency into the U.S. dollars is reflected as a component of stockholders’ equity and does not impact our operating results.

As more fully described in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has entered into new credit agreements with RBS Business Capital (the “Revolver Agreement”) and Commonwealth Bank of Australia (the “Finance Agreement”) and has issued notice to Wells Fargo Capital Finance, Inc. to terminate the Credit Agreement. The Company also has other credit agreements with lenders in Belgium, the Netherlands, New Zealand and China. The Company does not hedge the interest risk on borrowings under any such the credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2010.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 13, 2009, the Company received a “Wells Notice” from the SEC in connection with the investigation by the Staff described above. According to the Wells Notice, the Staff intends to recommend that the SEC bring a civil injunctive action against the Company alleging that the Company violated Section 13(a) of the Securities Exchange Act of 1934 and related Rules 13a-1 and 13a-13. At that time, the Company’s Chief Financial Officer also received a Wells Notice that the Staff intends to recommend the SEC bring a civil injunctive action against the Chief Financial Officer alleging that the Chief Financial Officer aided and abetted such violations.

On August 3, 2010, counsel to the Chief Financial Officer received a letter from the SEC Staff stating that the investigation has been completed as to the Chief Financial Officer and that the SEC Staff does not intend to recommend any enforcement action by the SEC against the Chief Financial Officer.

The Company disagrees with the Staff with respect to their proposed recommendation with respect to the Company. Under the process established by the SEC, the Company has provided written submissions to the Staff. The Staff continues to gather information and the Company continues to cooperate with the Staff’s investigation.

In addition to the matter mentioned above, the Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, or results of operations.

ITEM 1A.	RISK FACTORS

At June 30, 2010, there had not been any material changes to the information related to the Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 except as follows.

We have limited borrowing availability under our credit facilities, which may negatively impact our liquidity.

Extensions of credit under our Revolver with RBS Business Capital, Finance Agreement with Commonwealth Bank of Australia and our smaller facilities in Europe are permitted based on a borrowing base, which is an agreed percentage of eligible accounts receivable, less required reserves, letters of credit and outstanding borrowings. If the amount or quality of our accounts receivable deteriorates, then our ability to borrow under these credit facilities will be directly affected. Our lenders can impose other conditions, such as payroll and other reserves at any time without prior notice to us and these actions would reduce the amounts available to us under the credit facilities. In addition, our credit facilities require that we satisfy certain financial covenants, including compliance with various targeted levels of financial ratios. We cannot provide assurance that we will be able to borrow under these credit facilities if we need money to fund working capital or other needs.

If sources of liquidity are not available or if we cannot generate sufficient cash flows from operations, then we may be required to obtain additional sources of funds through additional operating improvements, capital markets transactions, asset sales or financing from third parties, or a combination thereof and under certain conditions such transactions could substantially dilute the ownership of existing stockholders. We cannot provide assurance that the additional sources of funds will be available, or if available, would have reasonable terms, particularly in light of the current credit market conditions.

Our credit facilities restrict our operating flexibility.

Our credit facilities contain various restrictions and covenants that restrict our operating flexibility including:

•    limitations on payments of dividends;
•    restrictions on our ability to make additional borrowings, or to consolidate, merge or otherwise fundamentally change our ownership;
•    limitations on capital expenditures, investments, dispositions of assets, guarantees of indebtedness, permitted acquisitions and repurchases of stock; and
•    limitations on certain intercompany payments of expenses, interest and dividends

These restrictions and covenants could have important consequences for investors, including the need to use a portion of our cash flow from operations for debt service rather than for our operations, restrictions on our ability to incur additional debt financing for future working capital or capital expenditures, a lesser ability to take advantage of significant business opportunities, such as acquisition opportunities, and inability to react to market conditions by selling lesser-performing assets.

In addition, a default, amendment or waiver to our credit agreements to avoid a default, or the operating results may result in higher rates of interest and impact our ability to obtain additional borrowings. Finally, debt incurred under our credit facilities bear interest at variable rates. Any increase in interest expense could reduce the funds available for operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2010.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (a)
April 1, 2010 - April 30, 2010	-	$-	-	$6,792,000
May 1, 2010 - May 31, 2010 (b)	1,089	$5.48	-	$6,792,000
June 1, 2010 - June 30, 2010	-	$-	-	$6,792,000
Total	1,089	$5.48	-	$6,792,000

(a)
On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. The Company has repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. Repurchases of common stock are restricted under the Company’s Revolver Agreement entered on August 5, 2010.

(b)	Consisted of 1,089 shares of restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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
Dated: August 5, 2010

	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: August 5, 2010

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