Form 10-Q
period 2010-09-30
HUDSON HIGHLAND GROUP INC
filed 2010-10-29
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2010
Common Stock - $0.001 par value	32,204,758

HUDSON HIGHLAND GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Month Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$200,394	$169,647	$575,481	$508,645
Direct costs	125,403	105,457	359,833	317,567
Gross margin	74,991	64,190	215,648	191,078
Operating expenses:
Selling, general and administrative expenses	74,378	67,412	214,121	208,442
Depreciation and amortization	1,981	2,741	6,453	9,369
Business reorganization and integration expenses	41	2,878	705	12,279
Goodwill and other impairment charges	-	-	-	1,549
Operating loss	(1,409)	(8,841)	(5,631)	(40,561)
Other (expense) income :
Interest, net	(497)	(96)	(972)	(469)
Other, net	1,184	99	2,687	773
Fee for early extinguishment of credit facility	(563)	-	(563)	-
Loss from continuing operations before provision for income taxes	(1,285)	(8,838)	(4,479)	(40,257)
Provision for (benefit from) income taxes	599	(1,215)	1,366	(2,300)
Loss from continuing operations	(1,884)	(7,623)	(5,845)	(37,957)
(Loss) income from discontinued operations, net of income taxes	(14)	770	(31)	7,773
Net loss	$(1,898)	$(6,853)	$(5,876)	$(30,184)
(Loss) earnings per share:
Basic and diluted
Loss from continuing operations	$(0.06)	$(0.29)	$(0.20)	$(1.47)
(Loss) income from discontinued operations	(0.00)	0.03	(0.00)	0.30
Net loss	$(0.06)	$(0.26)	$(0.20)	$(1.17)
Basic and diluted weighted average shares outstanding:	31,225	26,311	29,493	25,744

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$34,174	$36,064
Accounts receivable, less allowance for doubtful accounts of $2,408 and $2,423, respectively	129,116	98,994
Prepaid and other	17,463	13,308
Total current assets	180,753	148,366
Property and equipment, net	15,360	19,433
Other assets	17,975	14,145
Total assets	$214,088	$181,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,567	$12,811
Accrued expenses and other current liabilities	75,000	54,103
Short-term borrowings	13,871	10,456
Accrued business reorganization expenses	2,398	8,784
Total current liabilities	104,836	86,154
Other non-current liabilities	9,260	10,768
Income tax payable, non-current	8,476	8,415
Accrued business reorganization expenses, non-current	627	347
Total liabilities	123,199	105,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 100,000 shares authorized; issued 32,214 and 26,836 shares, respectively	32	27
Additional paid-in capital	466,178	445,541
Accumulated deficit	(409,390)	(403,514)
Accumulated other comprehensive income—translation adjustments	34,107	34,509
Treasury stock, 9 and 114 shares, respectively, at cost	(38)	(303)
Total stockholders’ equity	90,889	76,260
Total liabilities and stockholders' equity	$214,088	$181,944

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,876)	$(30,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,453	9,456
Goodwill and other impairment charges	-	1,549
Provision (recovery) of doubtful accounts	421	(270)
Benefit from deferred income taxes	(296)	(3,813)
Stock-based compensation	1,320	819
Net gain on disposal of assets	-	(11,625)
Fee for early extinguishment of credit facility	563	-
Other, net	(1,706)	-
Changes in assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in accounts receivable	(29,373)	40,222
(Increase) decrease in other assets	(4,163)	2,880
Increase (decrease) in accounts payable, accrued expenses and other liabilities	18,613	(29,063)
Decrease in accrued business reorganization expenses	(6,104)	(541)
Net cash used in operating activities	(20,148)	(20,570)
Cash flows from investing activities:
Capital expenditures	(2,394)	(1,573)
Proceeds from sale of assets	81	11,625
Payment received on note from asset sale	3,500	-
Change in restricted cash	(1,719)	514
Payment for acquisitions	(1,856)	(1,669)
Net cash (used in) provided by investing activities	(2,388)	8,897
Cash flows from financing activities:
Borrowings under credit facility and other short term financing	60,216	51,985
Repayments under credit facility and other short term financing	(56,885)	(46,836)
Payment for early extinguishment of credit facility	(563)	-
Payment of deferred financing costs	(1,479)	-
Proceeds from issuance of common stock, net	19,167	-
Purchase of treasury stock, including fees	-	(703)
Purchase of restricted stock from employees	(70)	(63)
Net cash provided by financing activities	20,386	4,383
Effect of exchange rates on cash and cash equivalents	260	2,564
Net decrease in cash and cash equivalents	(1,890)	(4,726)
Cash and cash equivalents, beginning of the period	36,064	49,209
Cash and cash equivalents, end of the period	$34,174	$44,483
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$880	$735
Cash payment (refund), net during the period for income taxes	$2,923	$(2,039)

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at January 1, 2010	26,722	$27	$445,541	$(403,514)	$34,509	$(303)	$76,260
Net loss	-	-	-	(5,876)	-	-	(5,876)
Issuance of shares	4,830	5	19,111	-	-	-	19,116
Other comprehensive loss, translation adjustments	-	-	-	-	(402)	-	(402)
Purchase of restricted stock from employees	(16)	-	-	-	-	(70)	(70)
Issuance of shares for 401(k) plan contribution	121	-	206	-	-	335	541
Stock-based compensation	548	-	1,320	-	-	-	1,320
Balance at September 30, 2010	32,205	$32	$466,178	$(409,390)	$34,107	$(38)	$90,889

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Hudson Highland Group, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year. The Condensed Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intra-entity balances and transactions between and among the Company and its subsidiaries have been eliminated in consolidation. In preparing the accompanying financial statements, management has evaluated all events and transactions through the issuance date of its condensed consolidated financial statements. See Part II – Other Information, Item 1 Legal Proceedings of this Form 10-Q for recent developments with regard to the Company’s “Wells Notice” and Note 17 “Subsequent Event” for details of the Company’s collection of a note receivable.

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE 2 – DESCRIPTION OF BUSINESS

The Company provides professional staffing services on a permanent and contract basis and a range of human capital services to businesses operating in a wide variety of industries. The Company’s operations, assets and liabilities are organized into four reportable segments—Hudson Americas, Hudson Europe, Hudson Australia and New Zealand (“ANZ”), and Hudson Asia (“Hudson regional businesses” or “Hudson”), which constituted approximately 13%, 46%, 30%, and 11%, respectively, of the Company’s gross margin for the nine months ended September 30, 2010.

Corporate expenses are reported separately from the four reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury, some of which are attributable and have been allocated to the reportable segments.

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements." ASU 2010-06 provides amendments to ASC 820 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to ASC 820 that clarify existing disclosures about the level of disaggregation, inputs and valuation techniques. The new disclosures and clarification of existing disclosures of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-06 effective January 1, 2010. The adoption had no material impact on the Company’s results of operations or financial position.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For the periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive loss per share. For the three and nine months ended September 30, 2010, the effect of approximately 2,645,968 of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.  For the three and nine months ended September 30, 2009, the effect of approximately 2,277,475 of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

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

For the three months ended September 30, 2010 and 2009, the Company recognized an expense of $12 and $132, respectively, of stock-based compensation expense related to stock options. For the nine months ended September 30, 2010 and 2009, the Company recognized an expense of $142 and $294, respectively, of stock-based compensation expense related to stock options.

As of September 30, 2010, the Company had approximately $57 of total unrecognized stock-based compensation expense related to outstanding non-vested stock options. The Company expects to recognize that cost over a weighted average service period of approximately 1.1 years.

Changes in the Company’s stock options for the nine months ended September 30, 2010 were as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
	Outstanding	per Share

Options outstanding, beginning of year	1,763,250	$12.79
Forfeited	(15,750)	15.85
Expired	(182,575)	13.63
Options outstanding at September 30, 2010	1,564,925	12.66
Options exercisable at September 30, 2010	1,503,050	$12.79

Restricted Stock

During the nine months ended September 30, 2010, the Company granted 592,732 shares of restricted stock to various employees. Shares of restricted stock with only service-based vesting conditions and shares of restricted stock with performance vesting conditions are valued at the closing market value of the Company’s common stock on the date of grant. The Company recognizes compensation cost for the awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved. Of the 592,732 shares granted, (i) 17,567 shares vested immediately, (ii) 229,832 shares vest ratably over a three year period from the date of grant with only service-based conditions, (iii) 60,000 shares vest ratably over a four year period from the date of grant with only service-based conditions (iv) 240,333 shares vest ratably over a three year period from the date of grant based on performance of the Company’s Gross Margin and Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”), and (v) 45,000 shares vest in full on April 1, 2013.

For the three months ended September 30, 2010 and 2009, the Company recognized $430 and $132, respectively, of stock-based compensation expense related to restricted stock. For the nine months ended September 30, 2010 and 2009, the Company recognized $1,178 and $526, respectively, of stock-based compensation expense related to restricted stock.

As of September 30, 2010, the Company had $2,234 of total unrecognized stock-based compensation expense related to outstanding nonvested restricted stock. The Company expects to recognize that cost over a weighted average service period of 1.8 years.

Changes in the Company’s restricted stock for the nine months ended September 30, 2010 were as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant-Date
	Stock	Fair Value

Nonvested restricted stock, beginning of year	531,083	$2.70
Granted	592,732	4.57
Vested	(102,587)	4.14
Forfeited	(21,750)	2.96
Nonvested restricted stock at September 30, 2010	999,478	$3.66

Defined Contribution Plans

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. For the three months ended September 30, 2010 and 2009, the Company recognized $179 and $174, respectively, of expense for the 401(k) plan. For the nine months ended September 30, 2010 and 2009, the Company recognized $609 and $695, respectively, of expense for the 401(k) plan. In March 2010, the Company issued 121,016 shares of its common stock with a value of $541 plus cash of $111 to satisfy the 2009 contribution liability to the 401(k) plan. In March 2009, the Company issued 1,318,161 shares of its common stock with a value of $1,226 to satisfy the 2008 contribution liability to the 401(k) plan.

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

Italy was part of the Hudson Europe reportable segment, Japan was part of the Hudson Asia reportable segment, and ETS was part of the Hudson Americas reportable segment. Highland was a separate reportable segment of the Company at the time of its sale. The gain or loss on sale and results of operations of the disposed businesses were reported in discontinued operations in the relevant periods.

Reported results for the discontinued operations were insignificant for the three and nine months ended September 30, 2010. The reported results for the discontinued operations for the three and nine months ended September 30, 2009 were as follows:

	For The Three Month Ended September 30, 2009
	Italy	Japan	T&I	ETS	Highland	Total
Revenue	$-	$(20)	$-	$-	$-	$(20)
Gross margin	$(3)	$(20)	$-	$181	$-	$158
Operating (loss) income	$(298)	$98	$-	$179	$-	$(21)
Other income (expense)	709	(59)	202	-	123	975
Provision for income taxes (a)	124	-	60	-	-	184
(Loss) income from discontinued operations	$287	$39	$142	$179	$123	$770

	For The Nine Months Ended September 30, 2009
	Italy	Japan	T&I	ETS	Highland	Total
Revenue	$432	$1,022	$-	$-	$-	$1,454
Gross margin	$388	$986	$-	$645	$-	$2,019
Operating (loss) income	$(2,036)	$(2,648)	$-	$511	$-	$(4,173)
Other income (expense)	699	(238)	202	-	(156)	507
Gain from sale of discontinued operations	-	-	-	-	11,625	11,625
Provision for income taxes (a)	126	-	60	-	-	186
(Loss) income from discontinued operations	$(1,463)	$(2,886)	$142	$511	$11,469	$7,773

(a)
Income tax expense is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% due to differences in the foreign statutory tax rates, as well as the ability to offset certain net operating losses (“NOLs”) against taxable profits.

NOTE 7 – REVENUE, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	For The Three Month Ended September 30, 2010			For The Three Month Ended September 30, 2009 (2)
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$147,910	$52,484	$200,394	$128,717	$40,930	$169,647
Direct costs (1)	122,161	3,242	125,403	103,358	2,099	105,457
Gross margin	$25,749	$49,242	$74,991	$25,359	$38,831	$64,190

	For The Nine Months Ended September 30, 2010			For The Nine Months Ended September 30, 2009 (2)
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$425,111	$150,370	$575,481	$385,074	$123,571	$508,645
Direct costs (1)	349,695	10,138	359,833	308,946	8,621	317,567
Gross margin	$75,416	$140,232	$215,648	$76,128	$114,950	$191,078

(1)
Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent recruitment and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of contracting and permanent recruitment, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

(2)
For the three months ended September 30, 2009, the Company reclassified $1,484 of Temporary revenue, $1,346 of Temporary direct costs and $138 of Temporary gross margin from Other revenue, Other direct costs and Other gross margin, respectively. For the nine months ended September 30, 2009, the Company reclassified $3,917 of Temporary revenue, $3,469 of Temporary direct costs and $448 of Temporary gross margin from Other revenue, Other direct costs and Other gross margin, respectively. The Company reclassified these amounts to be consistent with similar arrangements.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2010 and December 31, 2009, property and equipment, net consisted of the following:

	September 30,	December 31,
	2010	2009
Computer equipment	$19,032	$19,095
Furniture and equipment	13,983	14,635
Capitalized software costs	33,656	32,074
Leasehold and building improvements	23,245	24,194
Transportation equipment	21	22
	89,937	90,020
Less: accumulated depreciation and amortization	74,577	70,587
Property and equipment, net	$15,360	$19,433

NOTE 9 – GOODWILL

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

The following is a summary of the changes in the carrying value of the Company’s goodwill for the three and nine months ended September 30, 2010 and 2009. The amounts relate to the earn-out payments for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd (collectively, “TKA”)

	Carrying Value
	2010	2009

Goodwill, beginning of year	$-	$-
Additions and adjustments	1,880	1,671
Impairments	-	(1,671)
Goodwill on September 30,	$1,880	$-

In May 2007, the Company completed the purchase of TKA and paid $5,000 at closing. Under the purchase agreement, the Company would also make earn-out payments based on the financial performance of the acquired business through April 30, 2010. The Company made earn-out payments of $1,113 in 2008 and $1,669 in 2009 under the purchase agreement. All of the consideration and earn-out payments discussed above, to the extent recorded to goodwill, had been written off as impairment charges in accordance with ASC 350, “Intangibles - Goodwill and Other” prior to December 31, 2009. For the nine months ended September 30, 2010, the Company made the final earn-out payment of $1,856 in accordance with the purchase agreement and recorded the amount as an addition to goodwill.

NOTE 10 – INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2010 was $1,366 on a pre-tax loss of $4,479, compared with a benefit from income taxes of $2,300 on a pre-tax loss of $40,257 for the same period in 2009. The effective tax rate for the nine months ended September 30, 2010 was negative 30.5% as compared to 5.7% for the same period of 2009. In the current period, the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the inability to recognize tax benefits on net losses in the U.S. and certain other foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of the deferred tax assets will not be realized.

Under ASC 270, “Interim Reporting”, and ASC 740-270, “Income Taxes – Intra Tax Allocation”, the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 270 and 740-270 could result in a higher or lower effective rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

As of September 30, 2010 and December 31, 2009, the Company had $8,476 and $8,528, respectively, of uncertain tax benefits, including interest and penalties, which if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions, including from the lapse of the applicable statutes of limitations during the next twelve months, are estimated to be approximately $1,700 to $4,400, excluding any potential new additions.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and totaled to a provision of $17 and $280, respectively, for the nine months ended September 30, 2010 and 2009. Accrued interest and penalties were $1,997 and $2,014 as of September 30, 2010 and December 31, 2009, respectively. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years that had NOLs would remain open until the expiration of the statute of limitations of the future tax years those NOLs would be utilized. Notwithstanding the above, the open tax years are 2006 through 2009 for U.S. Federal, 2005 through 2009 for most U.S. state and local jurisdictions, 2007 through 2009 for the U.K., 2000 through 2003 and 2006 through 2009 for Australia and 2003 through 2009 for most other jurisdictions. The Company is currently under income tax examination in France (2006-2008) and the State of Pennsylvania (2004-2005).

NOTE 11 – BUSINESS REORGANIZATION EXPENSES

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered in the current period. These amounts are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations. Amounts in the “Payments” column represent the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the nine months ended September 30, 2010 were as follows:

For The Nine Months Ended September 30,	December 31,	Changes in	Additional		September 30,
2010	2009	Estimate	Charges	Payments	2010
Lease termination payments	$4,897	$483	$-	$(3,213)	$2,167
Employee termination benefits	4,100	224	-	(3,563)	761
Contract cancellation costs	134	6	-	(43)	97
Total	$9,131	$713	$-	$(6,819)	$3,025

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

On May 13, 2009 and September 23, 2010, the Company received “Wells Notices” from the SEC. For further information, including discussions regarding a potential settlement with the SEC, refer to Part II – Other Information, Item 1 Legal Proceedings of this Form 10-Q.

The Company’s reserves for the above referenced matters were $530 as of September 30, 2010 (of which $200 was incurred for the three months ended September 30, 2010 in connection with discussions regarding a potential settlement with the SEC) and were $335 as of December 31, 2009.

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. As of September 30, 2010 and December 31, 2009, $2,208, and $2,935, respectively, of asset retirement obligations were included in the Condensed Consolidated Balance Sheets under the caption “Other non-current liabilities” and $650 and $0, respectively, of asset retirement obligations were included in the Condensed Consolidated Balance Sheets under the caption “Accrued expenses and other current liabilities.”

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2010, the Company issued 121,016 shares of its common stock held in treasury with a value of $541 at issuance, plus cash of $111 to satisfy its 2009 contribution liability to its 401(k) plan.

NOTE 14 – FINANCIAL INSTRUMENTS

Credit Agreements

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility (the “Revolver Agreement”) with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), that provides the Company with the ability to borrow up to $40,000, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50,000, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves principally related to the U.K. and North America operations. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1,457 of deferred financing costs, which are being amortized over the term of the agreement. As of September 30, 2010, the Company’s borrowing base was $35,385 and the Company was required to maintain a minimum availability of $10,000. As of September 30, 2010, the Company had $8,985 of outstanding borrowings, and $1,576 of outstanding letters of credit issued, under the Revolver Agreement, resulting in the Company being able to borrow up to an additional $14,824 after deducting the minimum availability, outstanding borrowings and outstanding letters of credit issued.

The maturity date of the Revolver Agreement is August 5, 2014. Borrowings may initially be made with an interest rate based on a base rate plus 2.25% or on the LIBOR rate for the applicable period plus 3.25%. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). The interest rate on outstanding borrowings was 5.5% as of September 30, 2010. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and certain of its North American and U.K. subsidiaries.

The Revolver Agreement contains various restrictions and covenants including (1) a requirement to maintain a minimum excess availability of $10,000 until such time as for two consecutive fiscal quarters (i) the Company’s Fixed Charge Coverage Ratio is at least 1.2x and (ii) the Company’s North American and U.K. operations, for the four fiscal quarters then ending, have an EBITDA (as defined in the Revolver Agreement) for such twelve month period of not less than $500 as of the end of each fiscal quarter during the fiscal years 2010 and 2011 and $1,000 at the end of each fiscal quarter thereafter; thereafter a requirement to maintain a minimum availability of $5,000, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $500 during the fiscal years 2010 and 2011 and $1,000 thereafter; (2) a limit on the payment of dividends of not more than $5,000 per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25,000 in cash and $25,000 in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4,000 per year. The Company was in compliance with all financial covenants under the Revolver Agreement as of September 30, 2010.

Prior to entering into the Revolver Agreement with RBS, the Company had a primary credit facility (the “Credit Agreement”) with Wells Fargo Capital Finance, Inc. (“WFCF”) and another lender that provided the Company with the ability to borrow up to $75,000, including the issuance of letters of credit.  In connection with entering into the Revolver Agreement described above, the Company terminated the Credit Agreement effective August 12, 2010. The Company repaid the outstanding balance of $10,456 under the Credit Agreement and paid an early termination fee of $563 on the effective date of termination. The early termination fee is included in the caption “Fee for early extinguishment of credit facility” in the accompanying Condensed Consolidated Statements of Operations. In addition, the Company recorded a non-cash write-off of $290 of unamortized deferred financing costs in connection with the termination of the Credit Agreement. This charge is included in the caption “Interest, net” in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2010, the Company had cash collateral of $1,355 with WFCF for two outstanding letters of credit issued by WFCF. The cash collateral is included in the caption “Prepaid and other” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2010.

On August 3, 2010, an Australian subsidiary of the Company entered into a Receivables Finance Agreement and related agreements (the “Finance Agreement”) with Commonwealth Bank of Australia (“CBA”) that provides the Australian subsidiary with the ability to borrow up to approximately $14,496 (AUD 15,000). Under the terms of the Finance Agreement, the Australian subsidiary may make offers to CBA to assign its accounts receivable with recourse, which accounts receivable CBA may in its good faith discretion elect to purchase. As of September 30, 2010, the Company had $2,379 (AUD 2,461) of outstanding borrowings under the Finance Agreement. Available credit for use under the Finance Agreement as of September 30, 2010 was $12,117 (AUD 12,539).

The Finance Agreement does not have a stated maturity date and can be terminated by either party upon 90 days written notice. Borrowings may be made with an interest rate based on the average bid rate for bills of exchange (“BBSY”) with the closest term to 30 days plus a margin of 1.6%.  The interest rate was 6.27% as of September 30, 2010. Borrowings are secured by substantially all of the assets of the Australian subsidiary and are based on an agreed percentage of eligible accounts receivable.

The Finance Agreement contains various restrictions and covenants for the Australian subsidiary, including (1) a requirement to maintain a minimum Tangible Net Worth (as defined in the Finance Agreement) ratio of 70%; (2) a minimum Fixed Charge Coverage Ratio (as defined in the Finance Agreement) of 1.4x for a trailing twelve month period; and (3) a limitation on certain intercompany payments of expenses, interest and dividends not to exceed Net Profit After Tax (as defined in the Finance Agreement). The Australian subsidiary was in compliance with all financial covenants under the Finance Agreement as of September 30, 2010.

As of September 30, 2010, the Company had a total of $2,253 of bank guarantees issued  by CBA under the Finance Agreement that were collateralized by a restricted term deposit of an equal amount. See section “Restricted Cash” below for details.

The Company also has lending arrangements with local banks through its subsidiaries in Belgium, the Netherlands, New Zealand, and China. The aggregate outstanding borrowings under the lending arrangements in Belgium, the Netherlands and New Zealand were $2,507 and $0 as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, the Belgium and the Netherlands subsidiaries could borrow up to $6,244 based on an agreed percentage of accounts receivable related to their operations. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus 2.5%, or about 3.1% at September 30, 2010. The lending arrangements of Belgium and the Netherlands will expire on May 2, 2011 and May 15, 2011, respectively. In New Zealand, the Company’s subsidiary can borrow up to $1,101 (NZD1,500) as of September 30, 2010 for working capital purposes. This lending arrangement expires on March 31, 2011.  Interest on borrowings under the New Zealand lending arrangement is based on a three month cost of funds rate as determined by the bank, plus a 1.84% margin, and was 6.5% on September 30, 2010.  In China, the Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points, and was 6.86% on September 30, 2010. There were no outstanding borrowings under this overdraft facility as of September 30, 2010 and December 31, 2009. This overdraft facility expires annually each September, but can be renewed for one year periods at that time.

The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

Restricted Cash

The Company had approximately $4,365 and $3,665 of restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, respectively. Included in these balances was $1,294 and $1,894 as of September 30, 2010 and December 31, 2009, respectively, held as collateral under a collateral trust agreement, which supports the Company’s workers’ compensation policy. As of September 30, 2010 and December 31, 2009, the Company had $2,253 and $0 of restricted term deposits, respectively, with CBA held as collateral. These restricted term deposits support the issuances of bank guarantees for certain leases in the Australian operation and effectively replace the letters of credit covered under the Company’s previous Credit Agreement with WFCF. As of September 30, 2010 and December 31, 2009, the Company had $146 and $0, respectively, in deposits with banks as guarantees for the rent on the Company’s offices in the Netherlands.  These balances, totaled to $3,693 and $1,894 as of September 30, 2010 and December 31, 2009, respectively, were included in the caption “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

The Company had $165 and $159 of deposits with a bank for customer guarantees in Belgium as of September 30, 2010 and December 31, 2009, respectively.  The Company also had $356 and $293 in deposits with banks in the Netherlands as guarantees for the rent on the Company’s offices and a reserve for employee social tax payments required by law as of September 30, 2010 and December 31, 2009, respectively. These deposits totaled approximately $521 and $452 as of September 30, 2010 and December 31, 2009, respectively, and were included in the caption “Prepaid and other” in the accompanying Condensed Consolidated Balance Sheets.

The Company maintained $135 and $179 of deposits with banks in Spain as guarantees for the rent on the Company’s offices, and insignificant business license deposits with a bank in Singapore as of September 30, 2010 and December 31, 2009, respectively. The Company also maintained $1,127 of deposits with banks in the Netherlands as required by law as a reserve for employee social tax payments as of December 31, 2009. These deposits totaled approximately $151 and $1,319 as of September 30, 2010 and December 31, 2009, respectively, and were included in the caption “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

Warrants

In connection with the sale of the assets of Hudson Americas’ ETS business in 2008, the Company received warrants, which under certain circumstances, could be converted into cash. These warrants are considered derivative instruments which require fair value measurement. As per ASC 815 “Derivatives and Hedging”, these derivative instruments are considered undesignated derivative instruments. The Company determined the fair value of these instruments using significant unobservable inputs (level 3) as defined in ASC 820 “Fair Value Measurements and Disclosures”.

As of September 30, 2010 and December 31, 2009 the carrying and fair value of the derivative instruments of $1,353 and $488, respectively, was included under the caption “Prepaid and other” in the accompanying Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2010, the change in the fair value of the warrants of $1,165 was included in the accompanying Condensed Consolidated Statement of Operations under the caption “Other income (expense).”

Acquisition Shelf Registration Statement

The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of September 30, 2010, all of the 1,350,000 shares were available for issuance.

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

After this offering, the Company may issue up to $8,990 equivalent of securities or combinations of securities under the 2009 Shelf Registration.

NOTE 15– COMPREHENSIVE INCOME

An analysis of the Company’s comprehensive income (loss) is as follows:

	Three Month Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(1,898)	$(6,853)	$(5,876)	$(30,184)
Other comprehensive income (loss) - translation adjustments	6,510	2,372	(402)	7,074
Total comprehensive income (loss)	$4,612	$(4,481)	$(6,278)	$(23,110)

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

Segment information is presented in accordance with ASC 280, “Segments Reporting.”  This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue, certain expenses and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with generally accepted accounting principles. Accounts receivable, net and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

In the first quarter of 2010, the Company revised its reportable segments by segregating the segments of Hudson ANZ and Hudson Asia (previously included in the results for Hudson Asia Pacific). The Company has reclassified prior period information to reflect this change to the segment reporting in accordance with the requirement of ASC 280-10-50-12 to 19, “Quantitative thresholds.”
	Hudson Americas	Hudson Europe	Hudson ANZ	Hudson Asia	Corporate	Inter- segment elimination	Total
For The Three Month Ended September 30, 2010
Revenue, from external customers	$37,839	$80,503	$72,974	$9,078	$-	$-	$200,394
Inter-segment revenue	(3)	47	1	12	-	(57)	-
Total revenue	$37,836	$80,550	$72,975	$9,090	$-	$(57)	$200,394
Gross margin, from external customers	$9,311	$32,647	$24,259	$8,774	$-	$-	$74,991
Inter-segment gross margin	(5)	16	(15)	4	-	-	-
Total gross margin	$9,306	$32,663	$24,244	$8,778	$-	$-	$74,991
Business reorganization and integration expenses (recovery)	$41	$-	$-	$-	$-	$-	$41
EBITDA (loss) (a)	$532	$(2,128)	$1,376	$1,169	$244	$-	$1,193
Depreciation and amortization	433	769	647	94	38	-	1,981
Interest (expense) income , net	(3)	-	43	1	(538)	-	(497)
(Loss) income from continuing operations before income taxes	96	(2,897)	772	1,076	(332)	-	(1,285)

As of September 30, 2010
Accounts receivable, net	$25,505	$58,159	$37,835	$7,617	$-	$-	$129,116
Long-lived assets, net of accumulated depreciation and amortization	$1,502	$4,927	$6,673	$2,130	$2,361	$-	$17,593
Total assets	$30,716	$89,483	$57,217	$16,654	$20,018	$-	$214,088

	Hudson Americas	Hudson Europe	Hudson ANZ	Hudson Asia	Corporate	Inter-segment elimination	Total
For The Three Month Ended September 30, 2009
Revenue, from external customers	$35,705	$67,898	$59,026	$7,018	$-	$-	$169,647
Inter-segment revenue	(1)	6	-	7	-	(12)	-
Total revenue	$35,704	$67,904	$59,026	$7,025	$-	$(12)	$169,647
Gross margin, from external customers	$9,258	$29,571	$18,754	$6,607	$-	$-	$64,190
Inter-segment gross margin	(3)	4	(5)	5	-	(1)	-
Total gross margin	$9,255	$29,575	$18,749	$6,612	$-	$(1)	$64,190
Business reorganization and integration expenses (recovery)	$592	$1,881	$405	$-	$-	$-	$2,878
EBITDA (loss) (a)	$(2,795)	$(2,406)	$1,156	$961	$(2,917)	$-	$(6,001)
Depreciation and amortization	1,047	911	573	166	44	-	2,741
Interest income (expense), net	17	45	53	2	(213)	-	(96)
(Loss) income from continuing operations before income taxes	$(3,825)	$(3,272)	$636	$797	$(3,174)	$-	$(8,838)

As of September 30, 2009
Accounts receivable, net	$18,796	$48,073	$24,589	$5,536	$-	$-	$96,994
Long-lived assets, net of accumulated depreciation and amortization	$4,167	$7,800	$5,024	$752	$2,794	$-	$20,537
Total assets	$26,817	$82,715	$46,285	$12,638	$22,809	$-	$191,264

	Hudson Americas	Hudson Europe	Hudson ANZ	Hudson Asia	Corporate	Inter-segment elimination	Total
For The Nine Months Ended September 30, 2010
Revenue, from external customers	$118,165	$237,875	$195,045	$24,396	$-	$-	$575,481
Inter-segment revenue	(4)	73	1	18	-	(88)	-
Total revenue	$118,161	$237,948	$195,046	$24,414	$-	$(88)	$575,481
Gross margin, from external customers	$28,643	$99,722	$63,758	$23,525	$-	$-	$215,648
Inter-segment gross margin	(7)	58	(40)	(1)	-	(10)	-
Total gross margin	$28,636	$99,780	$63,718	$23,524	$-	$(10)	$215,648
Business reorganization and integration expenses (recovery)	$285	$536	$(116)	$-	$-	$-	$705
EBITDA (loss) (a)	$(699)	$771	$2,994	$3,076	$(3,196)	$-	$2,946
Depreciation and amortization	2,005	2,176	1,764	394	114	-	6,453
Interest (expense) income , net	(7)	(27)	85	2	(1,025)	-	(972)
(Loss) income from continuing operations before income taxes	$(2,711)	$(1,432)	$1,315	$2,684	$(4,335)	$-	$(4,479)

	Hudson Americas	Hudson Europe	Hudson ANZ	Hudson Asia	Corporate	Inter-segment elimination	Total
For The Nine Months Ended September 30, 2009
Revenue, from external customers	$122,861	$202,473	$165,675	$17,636	$-	$-	$508,645
Inter-segment revenue	4	10	3	22	-	(39)	-
Total revenue	$122,865	$202,483	$165,678	$17,658	$-	$(39)	$508,645
Gross margin, from external customers	$30,741	$91,155	$52,718	$16,464	$-	$-	$191,078
Inter-segment gross margin	22	(8)	(11)	(2)	-	(1)	-
Total gross margin	$30,763	$91,147	$52,707	$16,462	$-	$(1)	$191,078
Business reorganization and integration expenses (recovery)	$3,339	$6,547	$2,281	$98	$14	$-	$12,279
EBITDA (loss) (a)	$(10,187)	$(8,236)	$221	$(1,717)	$(10,500)	$-	$(30,419)
Depreciation and amortization	3,100	3,731	1,753	648	137	-	9,369
Interest income (expense), net	15	84	173	11	(752)	-	(469)
Loss from continuing operations before income taxes	$(13,272)	$(11,883)	$(1,359)	$(2,354)	$(11,389)	$-	$(40,257)

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

Information by geographic region	United States	Australia	United Kingdom	Continental Europe	Other Asia	Other Americas	Total
For The Three Month Ended September 30, 2010
Revenue (b)	$37,548	$62,604	$57,274	$23,229	$19,448	$291	$200,394

For The Three Month Ended September 30, 2009
Revenue (b)	$35,293	$50,851	$42,046	$25,853	$15,193	$412	$169,648

For The Nine Months Ended September 30, 2010
Revenue (b)	$117,470	$168,762	$161,509	$76,366	$50,679	$695	$575,481

For The Nine Months Ended September 30, 2009
Revenue (b)	$121,561	$141,954	$120,458	$82,015	$41,357	$1,300	$508,645

As of September 30, 2010
Long-lived assets, net of accumulated depreciation and amortization (c)	$3,716	$5,395	$2,991	$2,083	$3,408	$-	$17,593
Net assets	$16,288	$22,952	$28,555	$13,490	$9,000	$604	$90,889

As of September 30, 2009
Long-lived assets, net of accumulated depreciation and amortization (c)	$6,961	$3,259	$4,234	$3,566	$2,517	$-	$20,537
Net assets	$14,369	$16,049	$23,799	$20,750	$10,880	$314	$86,161

(b)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

NOTE 17 – SUBSEQUENT EVENT

On October 18, 2010, the Company received a final payment of $1,329 for a note receivable issued in connection with its February 8, 2008 sale of the assets of Hudson Americas’ ETS division. The proceeds from the note were recorded as a gain in non-operating income in the Company’s financial statements in the fourth quarter of 2010.

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

Overview
Hudson Highland Group, Inc. (the “Company” or “Hudson,” “we,” “us” and “our”) has operated as an independent publicly traded company since April 1, 2003. Our businesses are specialized professional staffing services for permanent and contract and talent management services to businesses operating in many industries and in 19 countries around the world. Our largest operations are in Australia and the United Kingdom (“U.K.”). We are organized into four reportable segments of Hudson Americas, Hudson Europe, Hudson Australia and New Zealand (“ANZ”), and Hudson Asia. These segments contributed approximately 13%, 46%, 30%, and 11%, of the Company’s gross margin, respectively, for the nine months ended September 30, 2010. In the first quarter of 2010, the Company revised its reportable segments by segregating the segments of Hudson ANZ and Hudson Asia (previously included in the results for Hudson Asia Pacific). The Company has reclassified prior period information to reflect this change to the segment reporting in accordance with the requirement of Financial Accounting Standards Board (“FASB’) Accounting Standards Codification Topic (“ASC”) 280-10-50-12 to 19, “Quantitative Thresholds.”

Hudson Americas operates from 26 offices in the U.S. and Canada, with 98% of its gross margin generated in the U.S. during the nine months ended September 30, 2010. Hudson Europe operates from 38 offices in 13 countries, with 49% of its gross margin generated in the U.K. during the nine months ended September 30, 2010. Hudson ANZ operates from 12 offices in Australia and New Zealand, with 88% of its gross margin generated in Australia during the nine months ended September 30, 2010. Hudson Asia operates from 5 offices in China, Hong Kong and Singapore, with 45% of its gross margin generated in China during the nine months ended September 30, 2010.

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

Recent Economic Events

A large portion of the Company’s business, including both contract and permanent recruitment, correlates to the economic cycle.  During the nine months ended September 30, 2010, the Company experienced improving economic conditions in virtually all of the key markets in which the Company operates.  Rates of improvement varied from market to market and counter to prior recoveries, permanent placement activities are recovering faster than temporary contracting, which is contrary to historical early recovery trends. There are however, a few counter trends.  The Company participates in various aspects of public sector in many markets. Many national and local governmental agencies have announced intentions to reduce their budgets, which would include levels of new hiring.  In addition, we see signs that larger companies are driving early demand, and they have more ability to put pressure on margins and negatively impact gross margin through mix.  Taken as a whole though, macro economic reports have indicated growth in gross domestic product (“GDP”) in all of our key markets. Reports are forecasting economic growth in GDP in 2010 and 2011 in the range of 1% to 3% for the majority of the developed economies and higher for some of the emerging markets. Unemployment rates, traditionally a lagging economic indicator, remained at high single digit levels in some markets at September 30, 2010. A risk continues that unemployment could remain at elevated levels well into 2011, and continuing high unemployment rates indicate a lack of demand for new hiring.  Higher level skills are being demanded more than lower level skills, which may partly explain the increase in demand for permanent recruitment despite high unemployment rates. These conditions could impact the Company’s financial results for the rest of 2010 and beyond. As a result, future financial results may differ from historical performance. See “Liquidity Outlook” for additional information.

Financial Performance

As discussed in more detail in this MD&A, the following financial data present an overview of our financial performance for the three and nine months ended September 30, 2010 and 2009:

	Three Month Ended September 30,		Changes
$ in thousands	2010	2009	Amount
Revenue	$200,394	$169,647	$30,747
Gross margin	74,991	64,190	10,801
Selling, general and administrative expenses (a)	76,359	70,153	6,206
Business reorganization and integration expenses	41	2,878	(2,837)
Operating loss	(1,409)	(8,841)	7,432
Loss from continuing operations	(1,884)	(7,623)	5,739
Net loss	$(1,898)	$(6,853)	$4,955

	Nine Months Ended September 30,		Changes
$ in thousands	2010	2009	Amount
Revenue	$575,481	$508,645	$66,836
Gross margin	215,648	191,078	24,570
Selling, general and administrative expenses (a)	220,574	217,811	2,763
Business reorganization and integration expenses	705	12,279	(11,574)
Goodwill and other impairment charges	-	1,549	(1,549)
Operating loss	(5,631)	(40,561)	34,930
Loss from continuing operations	(5,845)	(37,957)	32,112
Net loss	$(5,876)	$(30,184)	$24,308

(a)
Selling, general and administrative expenses include depreciation and amortization expense of $1,981 and $2,741, respectively, for the three months ended September 30, 2010 and 2009 and $6,453 and $9,369, respectively, for the nine months ended September 30, 2010 and 2009.

•
Revenue was $200.4 million for the three months ended September 30, 2010, compared to $169.6 million for the same period of 2009, an increase of $30.7 million, or 18.1%. Of this increase, $19.2 million, or a 14.9% increase compared to the same period, was in contracting and $12 million, or a 41.4% increase compared to the same period, was in permanent recruitment revenue. The increase in revenue was partially offset by a $0.7 million, or 6.3%, decline in talent management revenue compared to the same period of 2009.

Revenue was $575.5 million for the nine months ended September 30, 2010, compared to $508.6 million for the same period of 2009, an increase of $66.8 million or 13.1%. Of this increase, $40 million, or a 10.4% increase compared to the same period, was in contracting and $29.8 million, or a 35.9% increase compared to the same period, was in permanent recruitment revenue. The increase in revenue was partially offset by a $3 million, or 8.4%, decline in talent management revenue compared to the same period of 2009.

•
Gross margin was $75 million for the three months ended September 30, 2010, compared to $64.2 million for the same period of 2009, an increase of $10.8 million, or 16.8%. Of this increase, $11.2 million, or a 38.8% increase compared to the same period, was in permanent recruitment gross margin. The increase was partially offset by a $1 million, or 10.4%, decline in talent management gross margin. Contracting gross margin was flat compared to the same period of 2009.

Gross margin was $215.6 million for the nine months ended September 30, 2010, as compared to $191.1 million for the same period of 2009, an increase of $24.6 million or 12.9%. Of this increase, $28.6 million, or a 34.8% increase compared to the same period, was in permanent recruitment gross margin. The increase was partially offset by a $3.2 million, or 10.3%, decline in talent management gross margin and a $0.7 million, or 1%, decline in contracting gross margin.

•
Selling, general and administrative expenses were $76.4 million for the three months ended September 30, 2010, as compared to $70.2 million for the same period of 2009, an increase of $6.2 million, or 8.8%. The increase was primarily due to increased staff compensation as a result of the increase in gross margin, partially offset by reductions in costs resulting from the restructuring program completed in 2009.

Selling, general and administrative expenses were $220.6 million for the nine months ended September 30, 2010, as compared to $217.8 million for the same period of 2009, an increase of $2.8 million, or 1.3%. The increase was primarily due to increased staff compensation as a result of the increase in gross margin, partially offset by reductions in costs resulting from the restructuring program completed in 2009.

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

Periodic events can also change the number and type of audits, claims, lawsuits or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters. Economic circumstances since late 2008 have given rise to many news reports and bulletins from clients, tax authorities and other parties about changes in their procedures for audits, payment, plans to challenge existing contracts and other such matters aimed at being more aggressive in the resolution of such matters in their own favor. This tendency has continued even as the world economies show recoveries. The Company has appropriate procedures in place for identifying and communicating any matters of this type, whether asserted or likely to be asserted, and it evaluates its liabilities in light of the prevailing circumstances. Changes in the behavior of third parties could cause the Company to change its view of the likelihood of a claim and what might constitute a trend. In the last twelve months, the Company has not seen a marked difference in employee disputes or client disputes, though pressure on fees continues. In early 2010, the Company observed an increase in audits by tax authorities.  We cannot determine if this is typical at this point in the Company’s history or higher than typical, and in either event, we cannot determine if this is an indication of a trend for our Company given our operations in 19 countries and multiple municipalities.  However, we do not expect at this time that such matters will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

On May 13, 2009 and September 23, 2010, the Company received “Wells Notices” from the SEC. For further information, including discussions regarding a potential settlement with the SEC, refer to Part II – Other Information, Item 1 Legal Proceedings of this Form 10-Q.

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.5 million as of September 30, 2010 (of which $0.2 million was incurred for the three months ended September 30, 2010  in connection with discussions regarding a potential settlement with the SEC, as described in Part II - Other Information, Item 1 Legal Proceedings of this Form 10-Q) and were $0.3 million as of  December 31, 2009. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

	Three Month Ended September 30,		Nine Months Ended September 30,
$ in thousands	2010	2009	2010	2009

Net loss	$(1,898)	$(6,853)	$(5,876)	$(30,184)
Adjusted for (loss) income from discontinued operations, net of income taxes	(14)	770	(31)	7,773
Loss from continuing operations	(1,884)	(7,623)	(5,845)	(37,957)
Adjustments to loss from continuing operations
Provision for (benefit from) income taxes	599	(1,215)	1,366	(2,300)
Interest expense, net	497	96	972	469
Depreciation and amortization	1,981	2,741	6,453	9,369
Total adjustments from loss from continuing operations to EBITDA (loss)	3,077	1,622	8,791	7,538
EBITDA (loss)	$1,193	$(6,001)	$2,946	$(30,419)

Results of Operations

The following table sets forth the Company’s revenue, gross margin, operating (loss) income, income (loss) from continuing operations, net income (loss), temporary contracting revenue, direct costs of temporary contracting, temporary contracting gross margin and temporary gross margin as a percent of temporary revenue for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands).

	For The Three Month Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Hudson Americas	$37,839	$35,705	$118,165	$122,861
Hudson Europe	80,503	67,898	237,875	202,473
Hudson ANZ	72,974	59,026	195,045	165,675
Hudson Asia	9,078	7,018	24,396	17,636
Total	$200,394	$169,647	$575,481	$508,645
Gross margin:
Hudson Americas	$9,311	$9,258	$28,643	$30,741
Hudson Europe	32,647	29,571	99,722	91,155
Hudson ANZ	24,259	18,754	63,758	52,718
Hudson Asia	8,774	6,607	23,525	16,464
Total	$74,991	$64,190	$215,648	$191,078
Operating (loss) income:
Hudson Americas	$(305)	$(3,264)	$(3,235)	$(11,603)
Hudson Europe	190	(2,762)	4,010	(10,531)
Hudson ANZ	2,161	570	4,259	(1,615)
Hudson Asia	1,553	865	3,387	(2,516)
Corporate expenses	(5,008)	(4,250)	(14,052)	(14,296)
Total	$(1,409)	$(8,841)	$(5,631)	$(40,561)
Loss from continuing operations	$(1,884)	$(7,623)	$(5,845)	$(37,957)
Net loss	$(1,898)	$(6,853)	$(5,876)	$(30,184)
TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$36,477	$34,437	$114,148	$118,528
Hudson Europe	55,772	46,158	159,550	133,624
Hudson ANZ	55,335	47,867	150,647	132,101
Hudson Asia	326	255	766	821
Total	$147,910	$128,717	$425,111	$385,074
Direct costs of temporary contracting:
Hudson Americas	$28,496	$26,437	$89,490	$92,089
Hudson Europe	46,200	36,959	132,041	105,520
Hudson ANZ	47,271	39,789	127,689	110,766
Hudson Asia	194	173	475	571
Total	$122,161	$103,358	$349,695	$308,946
Temporary contracting gross margin:
Hudson Americas	$7,981	$8,000	$24,658	$26,439
Hudson Europe	9,572	9,199	27,509	28,104
Hudson ANZ	8,064	8,078	22,958	21,335
Hudson Asia	132	82	291	250
Total	$25,749	$25,359	$75,416	$76,128
Temporary contracting gross margin as a percent of temporary contracting revenue:
Hudson Americas	21.9%	23.2%	21.6%	22.3%
Hudson Europe	17.2%	19.9%	17.2%	21.0%
Hudson ANZ	14.6%	16.9%	15.2%	16.2%
Hudson Asia	40.5%	32.2%	38.0%	30.5%

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

Constant Currency

The Company defines the term “constant currency” to mean that financial data for a period are translated into U.S. dollars using the same monthly foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in revenue, direct costs, gross margin, selling, general and administrative expenses and operating (loss) income include the effect of changes in foreign currency exchange rates. Variance analysis usually describes period-to-period variances that are calculated using constant currency as a percentage. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends.

The Company believes that these calculations are a useful measure, indicating the actual change in operations. Earnings from subsidiaries are, at times, repatriated to the U.S., and there are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition. The table below summarizes the impact of foreign currency exchange adjustments on our operating results for the three and nine months ended September 30, 2010 (dollars in thousands).

	For The Three Month Ended September 30,				For The Nine Months Ended September 30,
	2010			2009	2010			2009
		Currency	Constant			Currency	Constant
	As reported	translation	currency	As reported	As reported	translation	currency	As reported
Revenue:
Hudson Americas	$37,839	$(15)	$37,824	$35,705	$118,165	$(73)	$118,092	$122,861
Hudson Europe	80,503	5,580	86,083	67,898	237,875	4,143	242,018	202,473
Hudson ANZ	72,974	(5,843)	67,131	59,026	195,045	(29,549)	165,496	165,675
Hudson Asia	9,078	(281)	8,797	7,018	24,396	(647)	23,749	17,636
Total	200,394	(559)	199,835	169,647	575,481	(26,126)	549,355	508,645

Direct costs:
Hudson Americas	28,528	-	28,528	26,447	89,522	-	89,522	92,120
Hudson Europe	47,856	3,144	51,000	38,327	138,153	2,032	140,185	111,318
Hudson ANZ	48,715	(3,901)	44,814	40,272	131,287	(20,189)	111,098	112,957
Hudson Asia	304	(14)	290	411	871	(33)	838	1,172
Total	125,403	(771)	124,632	105,457	359,833	(18,190)	341,643	317,567

Gross margin:
Hudson Americas	9,311	(15)	9,296	9,258	28,643	(73)	28,570	30,741
Hudson Europe	32,647	2,436	35,083	29,571	99,722	2,111	101,833	91,155
Hudson ANZ	24,259	(1,942)	22,317	18,754	63,758	(9,360)	54,398	52,718
Hudson Asia	8,774	(267)	8,507	6,607	23,525	(614)	22,911	16,464
Total	$74,991	$212	$75,203	$64,190	$215,648	$(7,936)	$207,712	$191,078

Selling, general and administrative (a):
Hudson Americas	$9,572	$(17)	$9,555	$11,935	$31,580	$(102)	$31,478	$39,127
Hudson Europe	32,473	2,435	34,908	30,456	95,223	1,844	97,067	95,130
Hudson ANZ	22,083	(1,789)	20,294	17,775	59,575	(9,216)	50,359	52,040
Hudson Asia	7,224	(201)	7,023	5,747	20,137	(500)	19,637	17,211
Corporate	5,007	-	5,007	4,240	14,059	-	14,059	14,303
Total	$76,359	$428	$76,787	$70,153	$220,574	$(7,974)	$212,600	$217,811

Operating (loss) income:
Hudson Americas	$(305)	$1	$(304)	$(3,264)	$(3,235)	$40	$(3,195)	$(11,603)
Hudson Europe	190	1	191	(2,762)	4,010	227	4,237	(10,531)
Hudson ANZ	2,161	(155)	2,006	570	4,259	(173)	4,086	(1,615)
Hudson Asia	1,553	(66)	1,487	865	3,387	(116)	3,271	(2,516)
Corporate	(5,008)	-	(5,008)	(4,250)	(14,052)	-	(14,052)	(14,296)
Total	$(1,409)	$(219)	$(1,628)	$(8,841)	$(5,631)	$(22)	$(5,653)	$(40,561)

(a)
Selling, general and administrative expenses include depreciation and amortization expense of $1,981 and $2,741, respectively, for the three months ended September 30, 2010 and 2009 and depreciation and amortization expense of $6,453 and $9,369, respectively, for the nine months ended September 30, 2010 and 2009.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Hudson Americas

Hudson Americas’ revenue was $37.8 million for the three months ended September 30, 2010, as compared to $35.7 million for the same period in 2009, an increase of $2.1 million or 6%. Of this increase, $2.0 million was in contracting revenue, an increase of 7.3% compared to the same period of 2009. Permanent recruitment revenue was flat as compared to the same period in 2009.

The increase in contracting revenue was due to an increase in Legal Services contracting revenue of $3.9 million or 19%, partially offset by a decrease of $1.8 million or 13% in Financial Solutions and IT contracting. The increase in Legal Services contracting revenue was primarily due to a higher volume of projects, particularly litigation and antitrust projects, partially offset by lower average bill rates. The decrease in Financial Solutions and IT contracting revenue was due to continued weak demand in Financial Solutions during the three months ended September 30, 2010.

 Hudson Americas’ direct costs were $28.5 million for the three months ended September 30, 2010, as compared to $26.4 million for the same period in 2009, an increase of $2.1 million or 7.9%. The increase was due to growth in contractors on billing and was a direct result of the factors affecting the contracting revenue as noted above.

Hudson Americas’ gross margin was flat at $9.3 million for the three months ended September 30, 2010 and 2009. Contracting gross margin remained flat and permanent recruitment gross margin increased $0.1 million or 6.0%. Legal Services contracting gross margin increased $0.9 million or 23.2% but was affected by lower bill rates. Financial Solutions and IT contracting gross margin decreased $0.9 million or 23.5% and was primarily due to fewer contractors on billing and lower average bill rates in Financial Solutions.

Contracting gross margin as a percentage of total revenue was 21.1% for the three months ended September 30, 2010 as compared to 22.4% for the same period in 2009. The lower contracting gross margin percentage resulted principally from the proportionally higher mix of Legal Services, which has lower average gross margins compared to Financial Solutions and IT contracting. Permanent recruitment gross margin as a percentage of total revenue was 3.5% and was flat compared the same period in 2009. Total gross margin, as a percentage of total revenue, was 24.6% compared to 25.9% and resulted principally from the change in revenue mix noted above.

Hudson Americas’ selling, general and administrative expenses were $9.6 million for the three months ended September 30, 2010, as compared to $11.9 million for the same period in 2009, a decrease of $2.3 million or 19.8%. The decrease was primarily due to the savings in support costs from the restructuring program completed in 2009 and lower depreciation costs. Hudson Americas’ selling, general and administrative expenses, as a percentage of revenue, were 25.3% as compared to 33.4% for the same period in 2009 due to the cost reductions noted above.

Hudson Americas’ reorganization expenses were less than $0.1 million for the three months ended September 30, 2010 as compared to $0.6 million in reorganization expenses for the same period in 2009.  The reorganization expenses during the three months ended September 30, 2009 were related primarily to the costs incurred in connection with the 2009 restructuring plan for employee termination benefits and lease termination payments.

Hudson Americas’ net other non-operating income was $0.4 million for the three months ended September 30, 2010, as compared to net non-operating expense of $0.6 million for the same period in 2009, an increase in net other non-operating income of $1 million. The increase was primarily due to an increase in the fair value of warrants of $1.2 million offset by an increase of $0.3 million in corporate management service allocations.

Hudson Americas’ EBITDA was $0.5 million for the three months ended September 30, 2010, as compared to a loss of $2.8 million for the same period in 2009, an increase in EBITDA of $3.3 million. Hudson Americas’ EBITDA, as a percentage of revenue, was 1.4% compared to negative 7.8% for the same period in 2009.  The increase in EBITDA was primarily due to the factors discussed above.

Hudson Americas’ operating loss was $0.3 million for the three months ended September 30, 2010 as compared to a loss of $3.3 million for the same period in 2009, a decrease in operating loss of $3 million. Operating loss, as a percentage of revenue, was 0.8% as compared to 9.1% for the same period in 2009.

Hudson Europe

Hudson Europe’s revenue was $80.5 million for the three months ended September 30, 2010, as compared to $67.9 million for the same period in 2009, an increase of $12.6 million or 18.6%. On a constant currency basis, Hudson Europe’s revenue increased $18.2 million or 26.8%. The revenue increase was primarily due to an increase of $13.3 million or 28.8% in contracting revenue and $4.9 million or 33.9% in permanent recruitment revenue. Talent management revenue was flat as compared to the same period in 2009.

The majority of the revenue increase in constant currency was in the U.K., where both contracting and permanent recruitment revenue increased $14.9 million and $3.5 million, or 43.5% and 49%, respectively. The increases were primarily due to increased projects and hiring activity in the banking and IT sectors and partially offset by a reduction in public sector revenue, which decreased 25% as compared to the same period in 2009. The public sector now constitutes approximately 10% of U.K. revenue. We expect that public sector revenue will continue to decline through the remainder of 2010 and into 2011 due to the U.K. government’s announced plans to reduce public spending, although having a lesser impact on revenue due to its reduced size.

In Continental Europe, revenue declined in constant currency by $0.4 million or 1.5% for the three months ended September 30, 2010, as compared to the same period in 2009. Permanent recruitment revenue increased $1.4 million or 19.2%, and was driven by increased hiring activity in France and Belgium. These increases were offset by a decrease in contracting revenue in the Netherlands of $1.7 million or 15.4% primarily due to increased competition in our core public sector market, reduction in public spending, and prevailing economic conditions.

Hudson Europe’s direct costs were $47.8 million for the three months ended September 30, 2010, as compared to $38.3 million for the same period in 2009, an increase of $9.5 million or 24.9%. On a constant currency basis, Hudson Europe’s direct costs increased $12.7 million or 33.1%. The increase in direct costs was due to more contractors on billing and was a direct result of the factors affecting the revenue as noted above.

Hudson Europe’s gross margin was $32.6 million for the three months ended September 30, 2010, as compared to $29.6 million for the same period in 2009, an increase of $3.1 million or 10.4%. On a constant currency basis, gross margin increased $5.5 million or 18.6%.

The majority of the gross margin increase in constant currency was in the U.K., where permanent recruitment and contracting gross margins increased $3.3 million and $1.8 million, or 47% and 31%, respectively. The increase in permanent recruitment gross margin was primarily due to increased demand for permanent staff. We expect the public sector portion of the gross margin to continue to decline in accordance with the revenue trends discussed above. The increase in contracting gross margin was primarily due to increased billable hours and higher average hourly rates. In Continental Europe, gross margin increased $0.4 million or 2.4%. Permanent recruitment gross margin increased $1.4 million or 19.4% primarily in France and Belgium. This increase was partially offset by a decrease of $0.7 million or 22.4% in contracting gross margin in the Netherlands, primarily due to the reasons described above with respect to revenue.

 Contracting gross margin as a percentage of revenue was 17.2% compared to 19.9% for the same period in 2009. The decline was partially driven by a shift in client mix towards clients with higher volume and lower margins, increased competition in the Netherlands and a shift in country mix. The shift was an increase in the U.K., a country with historically lower gross margin percentages combined with a decline in the Netherlands, a country with historically higher gross margin percentage. Total gross margin, as a percentage of total revenue, was 40.8% compared to 43.6%  for the same period in 2009 due to the same factors as noted above for contracting gross margin.

Hudson Europe’s selling, general and administrative expenses were $32.5 million for the three months ended September 30, 2010, as compared to $30.5 million for the three months ended September 30, 2009. On a constant currency basis, selling, general and administrative expenses increased $4.5 million or 14.6%. The increase was primarily due to increased sales compensation as a result of the higher gross margin and increased sales headcount. These expenses, as a percentage of revenue, were 40.6% compared to 44.9% for the same period in 2009. The decrease was primarily due to the proportionally higher increase in revenue in 2010.

Hudson Europe had no reorganization expenses for the three months ended September 30, 2010 as compared to $1.9 million in reorganization expenses for the same period in 2009.  The reorganization expenses during the three months ended September 30, 2009 were related to the Company’s 2009 restructuring plan and included amounts provided for employee termination benefits primarily associated with the restructuring of the regional corporate management and lease termination payments.

Hudson Europe’s net other non-operating expense was $3.1 million for the three months ended September30, 2010, as compared to $0.6 million for the same period in 2009, an increase of $2.5 million.  On a constant currency basis, net other non-operating expense increased $2.8 million. The increase was primarily due to increased corporate management service allocations.

Hudson Europe’s EBITDA loss was $2.1 million for the three months ended September 30, 2010, as compared to a loss of $2.4 million for same period in 2009, a decrease in EBITDA loss of $0.3 million. On a constant currency basis, EBITDA loss decreased $0.1 million. Hudson Europe’s EBITDA loss, as a percentage of revenue, was 2.7% compared to 3.5% for the same period in 2009.  The decrease in EBITDA loss was primarily due to the factors discussed above.

Hudson Europe’s operating income was $0.2 million for the three months ended September 30, 2010, as compared to an operating loss of $2.8 million for the same period in 2009, a decrease in operating loss of $3 million. On a constant currency basis, operating loss decreased $3 million. Operating income, as a percentage of revenue, was 0.2% compared to an operating loss of 4.1% for the same period in 2009.

Hudson ANZ

Hudson ANZ’s revenue was $73 million for the three months ended September 30, 2010, as compared to $59 million for the same period in 2009, an increase of $13.9 million or 23.6%. On a constant currency basis, Hudson ANZ’s revenue increased $8.1 million or 13.7%. Of this increase, $5.2 million was in permanent recruitment revenue and $3 million was in contracting. These increases were 71.7% and 6.4%, respectively, as compared to the same period in 2009.  Permanent recruitment revenue increased $4.4 million or 66.4% and $0.8 million or 126% in Australia and New Zealand, respectively. Talent management revenue declined slightly by $0.3 million as compared to the same period in 2009 primarily due to a lack of meaningful recovery in the talent management assessment services amid the decrease in counter-cyclical outplacement services.

Revenue increased primarily due to the improving economic and hiring environment in the region. The increase in permanent recruitment revenue was primarily due to improved demand in finance and professional services, industrial, IT, mining and resources sectors. Contracting revenue increased primarily due to the improving economic and hiring environment, led by mining and resource, and industrial sectors.

Hudson ANZ’s direct costs were $48.7 million for the three months ended September 30, 2010, as compared to $40.3 million for the same period in 2009, an increase of $8.4 million or 21%. On a constant currency basis, Hudson ANZ’s direct costs increased $4.5 million or 11.3%. The increase in direct costs was primarily a direct result of the increases in revenue as noted above and the non-recurrence of an adjustment to a client in previous period.

Hudson ANZ’s gross margin was $24.3 million for the three months ended September 30, 2010, as compared to $18.8 million for the same period in 2009, an increase of $5.5 million or 29.4%. On a constant currency basis, gross margin increased $3.6 million or 19%.

Permanent recruitment gross margin increased $4.7 million or 62.9% for the three months ended September 30, 2010, as compared to the same period of 2009 due to higher average placement fees and increased demand for permanent staff. Contracting and talent management gross margins decreased by $0.7 million and $0.6 million, or 8.1% and 20.7%, respectively, compared to the same period in 2009. The decrease in contracting gross margin was primarily due to the non-recurrence of the client fee adjustment as noted above. The decrease in talent management gross margin was due to the factor affecting the revenue as noted above.

Contracting gross margin as a percentage of revenue was 14.6% compared to 16.9% for the same period in 2009 primarily due to lower average hourly rates. Total gross margin, as a percentage of total revenue, was 33.2% compared to 31.8% for the same period in 2009. The increase was primarily attributed to the proportionately higher increase in the permanent recruitment gross margin.

Hudson ANZ’s selling, general and administrative expenses were $22.1 million for the three months ended September 30, 2010, as compared to $17.8 million for the same period in 2009, an increase of $4.3 million or 24.2%. On a constant currency basis, selling, general and administrative expenses increased $2.5 million or 14.2%. The increase was primarily due to increased staff compensation as a result of the higher permanent recruitment gross margin. These expenses, as a percentage of revenue, were 30.2% compared to 30.1% for the same period in 2009.

Hudson ANZ had no reorganization expenses for the three months ended September 30, 2010 as compared to $0.4 million in reorganization expenses for the same period in 2009.  The reorganization expenses during the three months ended September 30, 2009 were related to the Company’s 2009 restructuring plan for employee termination benefits primarily associated with lease termination payments.

Hudson ANZ’s net other non-operating expense was $1.4 million for the three months ended September 30, 2010, as compared to less than $0.1 million net other non-operating income for the same period in 2009, an increase in net other non-operating expense of $1.4 million. On a constant currency basis, net other non-operating expense increased $1.4 million. The increase was primarily due to increased corporate management service allocations and lower foreign currency transaction gains.

Hudson ANZ’s EBITDA was $1.4 million for the three months ended September 30, 2010, as compared to $1.2 million for the same period in 2009, an increase of $0.2 million. On a constant currency basis, EBITDA increased $0.1 million. Hudson ANZ’s EBITDA, as a percentage of revenue, was 1.9% compared to 2% for the same period in 2009. The increase in EBITDA was primarily due to the factors discussed above.

Hudson ANZ’s operating income was $2.2 million for the three months ended September 30, 2010, as compared to $0.6 million for the same period in 2009, an increase in operating income of $1.6 million. On a constant currency basis, operating income increased $1.4 million. Operating income, as a percentage of revenue, was 3% compared to 1% for the same period in 2009.

Hudson Asia

Hudson Asia’s revenue was $9.1 million for the three months ended September 30, 2010, as compared to $7 million for the same period in 2009, an increase of $2.1 million or 29.4%. On a constant currency basis, Hudson Asia’s revenue increased $1.8 million or 25.3%. The revenue increase in Hudson Asia was entirely in permanent recruitment revenue, which represents substantially all of the business in this segment.

The permanent recruitment revenue increase in constant currency of $1.8 million or 28.9% was led by China, which increased $1 million or 38.5%. In China, the majority of our business is with subsidiaries of multi-national firms and many of these clients eased the hiring restrictions implemented in 2009 in response to the improved economic environment. Business confidence and hiring activity in China has improved significantly compared to the same period in 2009. The increase in revenue was primarily due to increased hiring activity in the IT, industrial and banking and finance sectors. In Singapore and Hong Kong, permanent recruitment revenue increased $0.4 million and $0.3 million, or 16.3% and 39.1%, respectively. The increases in Singapore and Hong Kong were primarily due to increased hiring activity in the banking and finance, accounting and IT sectors.

Hudson Asia’s direct costs were $0.3 million for the three months ended September 30, 2010, as compared to $0.4 million for the same period in 2009, a decrease of $0.1 million or 26%. On a constant currency basis, Hudson Asia’s direct costs decreased $0.1 million or 29.4%.

Hudson Asia’s gross margin was $8.8 million for the three months ended September 30, 2010, as compared to $6.6 million for the same period in 2009, an increase of $2.2 million or 32.8%. On a constant currency basis, gross margin increased $1.9 million or 28.8%. The gross margin increase was led by China, which increased $1.1 million or 38.1% compared to the same period in 2009. Hudson Asia’s gross margin increased primarily for the same reasons as the increase in revenue. Total gross margin, as a percentage of total revenue, was 96.7% compared to 94.1% for the same period in 2009.

Hudson Asia’s selling, general and administrative expenses were $7.2 million for the three months ended September 30, 2010, as compared to $5.7 million for the same period in 2009, an increase of $1.5 million or 25.7%. On a constant currency basis, selling, general and administrative expenses increased $1.3 million or 22.2%. The increase in selling, general and administrative expenses was primarily due to increased staff compensation resulting from the higher gross margin. These expenses, as a percentage of revenue, were 79.8% compared to 81.9% for the same period in 2009 and is attributable primarily to an increase in sales productivity.

Hudson Asia’s net other non-operating expense was $0.5 million for the three months ended September 30, 2010, as compared to less than $0.1 million for the same period in 2009, an increase in net other non-operating expense of $0.4 million. On a constant currency basis, net other non-operating expense increased $0.4 million. The increase was primarily due to increased corporate management service allocations.

Hudson Asia’s EBITDA was $1.2 million for the three months ended September 30, 2010, as compared to $1 million for the same period in 2009, an increase in EBITDA of $0.2 million. On a constant currency basis, EBITDA increased $0.1 million. Hudson Asia’s EBITDA, as a percentage of revenue, was 12.5% compared to 13.7% for the same period in 2009. The decrease in EBITDA was primarily due to the factors discussed above.

Hudson Asia’s operating income was $1.6 million for the three months ended September 30, 2010, as compared to $0.9 million for the same period in 2009, an increase in operating income of $0.7 million. On a constant currency basis, operating income increased $0.6 million. Operating income, as a percentage of revenue, was 16.9%, as compared to 12.3% for the same period in 2009.

Corporate and Other

Corporate selling, general and administrative expenses were $5 million for the three months ended September 30, 2010, as compared to $4.2 million for the same period in 2009, an increase of $0.8 million, or 18.1%. The increase was primarily due to increased staff compensation.

Corporate net other non-operating income was $5.8 million for the three months ended September 30, 2010, as compared to $1.2 million for the same period in 2009, an increase of $4.6 million. The increase was primarily due to final revisions made to the corporate management service allocations to the reportable segments.

Corporate EBITDA was $0.2 million for the three months ended September 30, 2010, as compared to an EBITDA loss of $2.9 million for the same period in 2009, an increase in EBITDA of $3.2 million and was primarily due to the factors discussed above.

Interest

Interest expense, net of interest income was $0.5 million for the three months ended September 30, 2010, as compared to $0.1 million for the same period in 2009, an increase of $0.4 million. Interest for the three months ended September 30, 2010 included a $0.3 million write-off of unamortized deferred financing costs related to the early termination of the credit agreement with Wells Fargo Capital Finance, Inc.

Provision for Income Taxes

The provision for income taxes was $0.6 million on $1.3 million of pre-tax losses from continuing operations for the three months ended September 30, 2010, as compared to a benefit of $1.2 million on $8.8 million of pre-tax losses from continuing operations for the same period in 2009. The effective tax rate was negative 46.6% as compared to 13.8% for the same period in 2009. The changes in the Company’s effective tax rate compared to the same period in 2009 resulted primarily from a reduction in the Company’s pre-tax losses in jurisdictions where we obtain tax benefits and the inability to obtain benefits from losses incurred in other jurisdictions. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net losses in certain foreign jurisdictions,  state taxes, non-deductible expenses such as certain acquisition-related payments and variations from the U.S. tax rate in foreign jurisdictions.

Net Loss from Continuing Operations

Net loss from continuing operations was $1.9 million for the three months ended September 30, 2010, as compared to $7.6 million for the same period in 2009, a decrease in net loss from continuing operations of $5.7 million. Basic and diluted loss per share from continuing operations were $0.06 compared to $0.29 for the same period in 2009.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations was less than $0.1 million for the three months ended September 30, 2010, as compared to net income from discontinued operations of $0.8 million for the same period in 2009, a decrease in net income from discontinued operations of approximately $0.8 million. The decrease was primarily due to the non-recurrence of the non-operating income resulting from currency translation gains in 2009. Basic and diluted earnings per share from discontinued operations were $0.00 for the three months ended September 30, 2010, as compared to basic and diluted earnings per share of $0.03 for the same period in 2009.

Net Loss

Net loss was $1.9 million for the three months ended September 30, 2010, as compared to $6.9 million for the same period in 2009, a decrease in net loss of $5 million. Basic and diluted loss per share were $0.06 for the three months ended September 30, 2010, as compared to $0.26 for the same period in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Hudson Americas

Hudson Americas’ revenue was $118.2 million for the nine months ended September 30, 2010, as compared to $122.9 million for the same period in 2009, a decrease of $4.7 million or 3.8%. Contracting revenue declined $4.4 million or 3.7% and permanent recruitment revenue declined $0.3 million or 7.5% compared to the same period in 2009.

The decrease in contracting revenue was primarily due to a decrease in Financial Solutions and IT contracting, which declined $10.1 million or 22%.  The declines in Financial Solutions and IT contracting revenue were primarily due to continued weak demand in the markets in which we operate as well as lower billable hours and bill rates. The decrease was partially offset by Legal Services contracting revenue which increased $5.5 million or 7.6%. The increase in Legal Services contracting revenue was primarily due to a higher volume of projects, particularly litigation and antitrust projects, partially offset by lower average bill rates.

Hudson Americas’ direct costs were $89.5 million for the nine months ended September 30, 2010, as compared to $92.1 million for the same period in 2009, a decrease of $2.6 million or 2.8%. The decrease was primarily due to lower average pay rates.

Hudson Americas’ gross margin was $28.6 million for the nine months ended September 30, 2010, as compared to $30.7 million for the same period in 2009, a decrease of $2.1 million or 6.8%. Contracting services gross margin decreased $1.8 million or 6.7% and permanent recruitment gross margin decreased $0.3 million or 7.7% compared to the same period in 2009.

The decline in contracting gross margin resulted from a decline in Financial Solutions and IT, which declined $2.9 million or 23.7%, and was primarily due to fewer contractors on billing, less billable hours and lower average bill rates. Legal Services contracting gross margin increased $1.7 million or 12.4%. The higher gross margin in Legal Services was due to a higher volume of projects, an increase in contractors on billing, offset in part by a reduction in average bill rates.

Contracting gross margin as a percentage of total revenue was 20.9% as compared to 21.5% for the same period in 2009. The contracting gross margin percentage decrease resulted principally from a mix shift toward Legal Services, which has lower average gross margins compared to Financial Solutions and IT contracting. Total gross margin, as a percentage of total revenue, was 24.2% compared to 25% and was primarily due to the lower contracting gross margin percentage.

Hudson Americas’ selling, general and administrative expenses were $31.6 million for the nine months ended September 30, 2010, as compared to $39.1 million for the same period in 2009, a decrease of $7.5 million or 19.3%. The decrease was primarily due to savings from the restructuring program completed in 2009 and lower supporting costs and depreciation expense. These expenses, as a percentage of revenue, were 26.7% compared to 31.8% for the same period in 2009.

Hudson Americas’ reorganization expenses were $0.3 million for the nine months ended September 30, 2010 as compared to $3.3 million in reorganization expenses for the same period in 2009.  The reorganization expenses during the nine months ended September 30, 2009 were related primarily to the amounts provided for employee termination benefits and lease termination payments related to the 2009 restructuring plan.

Hudson Americas’ net other non-operating income was $0.5 million for the nine months ended September 30, 2010, as compared to net non-operating expense of $1.7 million for the same period in 2009, an increase of net non-operating income of $2.2 million. The increase was primarily related to the recovery of a loan receivable of $0.9 million and an increase in the fair value of warrants of $1.2 million partially offset by an increase in corporate allocation of $0.2 million during the current year.

Hudson Americas’ EBITDA loss was $0.7 million for the nine months ended September 30, 2010, as compared to $10.2 million for the same period in 2009, a decrease in EBITDA loss of $9.5 million. Hudson Americas’ EBITDA loss, as a percentage of revenue, was 0.6% compared to 8.3% for the same period in 2009. The decrease in EBITDA loss was primarily due to the factors discussed above.

Hudson Americas’ operating loss was $3.2 million for the nine months ended September 30, 2010 as compared to $11.6 million for the same period in 2009, a decrease in operating loss of $8.4 million. Operating loss, as a percentage of revenue, was 2.7% compared to 9.4% for the same period in 2009.

Hudson Europe

Hudson Europe’s revenue was $237.9 million for the nine months ended September 30, 2010, as compared to $202.5 million for the same period in 2009, an increase of $35.4 million or 17.5%. On a constant currency basis, Hudson Europe’s revenue increased $39.5 million or 19.5%. The revenue increase was primarily due to an increase of $28.3 million or 21.2% in contracting revenue and $12.1 million or 28.5% in permanent recruitment revenue. Talent management revenue decreased $0.7 million or 2.8% as compared to the same period in 2009.

The entire revenue increase in constant currency was in the U.K., where contracting and permanent recruitment revenue increased $33.3 million and $9.8 million, or 33.9% and 52.6%, respectively. These increases were primarily due to increased projects and hiring activity in the banking and IT sectors, partially offset by a reduction in public sector revenue, which decreased 22% as compared to the same period in 2009. The public sector now constitutes approximately 10% of U.K. revenue. We expect that public sector revenue will continue to decline through the remainder of 2010 and into 2011 due to the U.K. government’s announced plans to reduce public spending, although having a lesser impact on revenue due to its reduced size. Talent management revenue in the U.K. was flat as compared to the same period in 2009.

In Continental Europe, revenue declined in constant currency by $3.2 million or 4% for the nine months ended September 30, 2010, as compared to the same period in 2009. Contracting revenue declined $5 million or 14.2%, primarily in the Netherlands due to increased competition in our core public sector market, reduction in public spending, and prevailing economic conditions. The decrease was partially offset by an increase in permanent recruitment revenue of $2.3 million or 9.6%, primarily in France and Belgium. Talent management revenue declined $0.8 million or 3.8% as compared to the same period in 2009 primarily due to reductions in discretionary spending in public sector in Belgium.

Hudson Europe’s direct costs were $138.2 million for the nine months ended September 30, 2010, as compared to $111.3 million for the same period in 2009, an increase of $26.8 million or 24.1%. On a constant currency basis, Hudson Europe’s direct costs increased $28.9 million or 25.9%. The increase in direct costs was due to more contractors on billing and was a direct result of the factors affecting revenue as noted above.

Hudson Europe’s gross margin was $99.7 million for the nine months ended September 30, 2010, as compared to $91.2 million for the same period in 2009, an increase of $8.6 million or 9.4%. On a constant currency basis, gross margin increased $10.7 million or 11.7%.

The majority of the gross margin increase in constant currency was in the U.K., where permanent recruitment and contracting gross margins increased $9.4 million and $2.4 million, or 52.6% and 13.7%, respectively. Talent management gross margin was flat as compared to the same period in 2009.The increase in permanent recruitment gross margin was primarily due to increased demand for permanent staff, partially offset by lower average fees  and a decrease in the public sector gross margin. We expect the public sector portion of the gross margin to continue to decline in accordance with revenue trends discussed above. The increase in contracting gross margin was primarily due to increased billable hours and higher average hourly rates.

In Continental Europe, gross margin decrease in constant currency was $1.1 million or 2% for the nine months ended September30, 2010, as compared to the same period in 2009. Contracting and talent management gross margins decreased $2.6 million and $0.8 million or 24.4% and 3.9%, respectively. The contracting gross margin decreased $2.5 million in the Netherlands and was primarily due to the reasons described above with respect to revenue. The entire decline in talent management gross margin was in Belgium due to the reason described above with respect to revenue. The decline in gross margin was partially offset by an increase of $2.2 million or 9.2% in permanent recruitment gross margin, primarily in France and Belgium.

Contracting gross margin as a percentage of revenue was 17.3% as compared to 21% for the same period in 2009. The decline was partially driven by a shift in client mix towards clients with higher volume and lower margins, increased competition in the Netherlands and a shift in country mix. The shift was an increase in the UK, a country with historically lower gross margin percentages combined with a decline in the Netherlands, a country with historically higher gross margin percentages. Total gross margin, as a percentage of total revenue, was 42.1% compared to 45% for the same period in 2009 due to the same factors as noted above for contracting gross margin.

Hudson Europe’s selling, general and administrative expenses were $95.2 million for the nine months ended September 30, 2010, as compared to $95.1 million for the same period in 2009, an increase of $0.1 million or 0.1%. On a constant currency basis, selling, general and administrative expenses increased $1.9 million or 2%. The increase was primarily due to increased staff compensation as a result of the higher gross margin, partially offset by savings resulting largely from the restructuring program completed in 2009, improved productivity in the U.K and lower depreciation expense. These expenses, as a percentage of revenue, were 40.1% compared to 47% for the same period in 2009. The decrease was primarily due to the proportionally greater increase in revenue in 2010.

Hudson Europe incurred $0.5 million in reorganization expenses during the nine months ended September 30, 2010, as compared to $6.5 million during the same period in 2009, a decrease of $6 million. On a constant currency basis, reorganization expenses decreased $6 million. Reorganization expenses for the nine months ended September 30, 2010 included expenses primarily related to a revision in estimate of prior year reorganization costs. Reorganization expenses incurred during the nine months ended September 30, 2009 included amounts provided for employee termination benefits primarily in the U.K., France and Belgium, which related to restructuring of regional corporate management, contract cancellation costs and lease termination payments related to the Company’s 2009 restructuring plan.

Hudson Europe’s net other non-operating expense was $5.4 million for the nine months ended September 30, 2010, as compared to $1.4 million for the same period in 2009, an increase in expenses of $4 million. On a constant currency basis, net other non-operating expense increased $4.5 million. The increase was primarily due to increased corporate management service allocations, partially offset by higher foreign currency transaction gains.

Hudson Europe’s EBITDA was $0.8 million for the nine months ended September 30, 2010, as compared to an EBITDA loss of $8.2 million for the same period in 2009, an increase in EBITDA of $9 million. On a constant currency basis, EBITDA increased $8.8 million. Hudson Europe’s EBITDA, as a percentage of revenue, was 0.2% compared to an EBITDA loss of 4.1% for the same period in 2009. The increase in EBITDA was primarily due to the factors discussed above.

Hudson Europe’s operating income was $4 million for the nine months ended September 30, 2010, as compared to an operating loss of $10.5 million for the same period in 2009, an increase in operating income of $14.5 million. On a constant currency basis, operating income increased $14.8 million. Operating income, as a percentage of revenue, was 1.8% compared to an operating loss of 5.3% for the same period in 2009.

Hudson ANZ

Hudson ANZ’s revenue was $195 million for the nine months ended September 30, 2010, as compared to $165.7 million for the same period in 2009, an increase of $29.4 million, or 17.7%. On a constant currency basis, Hudson ANZ’s revenue was flat compared to 2009. Declines in contracting and talent management revenues of $4.8 million and $3.3 million, or 3.6% and 30.3%, respectively, were offset by an increase in permanent revenues of $7.8 million or 36.2%.

The increase in permanent recruitment revenue was primarily due to improved demand in the mining and resources, industrial and public sector. Contracting services in general have lagged the overall recovery in recruitment services in ANZ. During the nine months ended September 30, 2010, the decrease in contracting revenue reflected decreases in both billable hours and average hourly rate. Talent management revenue decreased primarily due to a lack of a meaningful recovery in the talent management assessment services amid the decrease in counter-cyclical outplacement services.

Hudson ANZ’s direct costs were $131.3 million for the nine months ended September 30, 2010, as compared to $113 million for the same period in 2009, an increase of $18.3 million or 16.2%. On a constant currency basis, Hudson ANZ’s direct costs decreased by $1.9 million or 1.6% compared to the same period in 2009. The decrease in direct costs was a direct result of the decreases in contracting revenue as noted above.

Hudson ANZ’s gross margin was $63.8 million for the nine months ended September 30, 2010, as compared to $52.7 million for the same period in 2009, an increase of $11 million or 20.9%. On a constant currency basis, gross margin increased $1.7 million or 3.2%.

Permanent recruitment gross margin increased $7.1 million or 33.1% primarily due to higher average placement fees and increased demand for permanent staff. Talent management services and contracting gross margins decreased $3.4 million or 36.8% and $2 million or 9.4%, respectively. The decline in talent management gross margin was driven by the same factors affecting revenue as described above. The decline in contracting gross margin was primarily driven by a reduction in billable hours and fewer contractors on billing.

Contracting gross margin, as a percentage of revenue, was 15.2% compared to 16.2% for the same period in 2009. Total gross margin, as a percentage of total revenue, was 32.9% compared to 31.8% for the same period in 2009, primarily attributable to a proportionately greater increase in permanent recruitment revenue.

Hudson ANZ’s selling, general and administrative expenses were $59.6 million for the nine months ended September 30, 2010, as compared to $52 million for the same period in 2009, an increase of $7.5 million or 14.5%. On a constant currency basis, selling, general and administrative expenses decreased $1.7 million or 3.2%. The decrease was primarily due to lower support staff compensation costs and savings resulting from the restructuring program completed in 2009. These expenses, as a percentage of revenue, were 30.4% compared to 31.4% for the same period in 2009.

Hudson ANZ’s reorganization expenses were $0.1 million for the nine months ended September 30, 2010, as compared to $2.3 million in reorganization expenses for the same period in 2009.  The reorganization expenses during the nine months ended September 30, 2009 were related primarily to the amounts provided for employee termination benefits and costs to terminate a number of contracts, including exiting several leases related to the Company’s 2008 and 2009 restructuring programs.

 Hudson ANZ’s net other non-operating expense was $3 million for the nine months ended September 30, 2010, as compared to net other non-operating income of $0.1 million for the same period in 2009, an increase in net other non-operating expense of $3.1 million. On a constant currency basis, net other non-operating expense increased $2.9 million. The increase was primarily due to increased corporate management service allocations and lower foreign currency transaction gains.

Hudson ANZ’s EBITDA was $3 million for the nine months ended September 30, 2010, as compared to $0.2 million for the same period in 2009, an increase of $2.8 million. On a constant currency basis, EBITDA increased $2.6 million. Hudson ANZ’s EBITDA, as a percentage of revenue, was 1.7% compared to 0.1% for the same period in 2009. The increase in EBITDA was primarily due to the factors discussed above.

Hudson ANZ’s operating income was $4.3 million for the nine months ended September 30, 2010, as compared to operating loss of $1.6 million for the same period in 2009, an increase in operating income of $5.9 million. On a constant currency basis, operating income increased $5.7 million. Operating income, as a percentage of revenue, was 2.5% compared to operating loss of 1% for the same period in 2009.

Hudson Asia

Hudson Asia’s revenue was $24.4 million for the nine months ended September 30, 2010, as compared to $17.6 million for the same period in 2009, an increase of $6.8 million or 38.3%. On a constant currency basis, Hudson Asia’s revenue increased $6.1 million or 34.7%. The revenue increase in Hudson Asia was entirely in permanent recruitment, which represents substantially all of the business in this segment.

The permanent recruitment revenue increase was led by China, which increased $3.6 million or 59% on a constant currency basis. In China, the majority of our business is with subsidiaries of multi-national firms and many of these clients eased the hiring restrictions implemented in 2009 in response to the improved economic environment. Business confidence and hiring activity in China improved significantly compared to the same period in 2009. The increase in revenue was primarily due to increased hiring activity in the IT, industrial, sales and marketing, and banking and finance sectors. In Singapore and Hong Kong, permanent recruitment revenue increased $1.4 million and $1 million, or 22.4% and 41.2%, respectively. The increases in Singapore and Hong Kong were primarily due to increased hiring activity in the banking and finance, accounting and IT sectors.

Hudson Asia’s direct costs were $0.9 million for the nine months ended September 30, 2010, as compared to $1.2 million for the same period in 2009, a decrease of $0.3 million or 25.7%. On a constant currency basis, Hudson Asia’s direct costs decreased $0.3 million or 28.5%.

Hudson Asia’s gross margin was $23.5 million for the nine months ended September 30, 2010, as compared to $16.5 million for the same period in 2009, an increase of $7 million or 42.9%. On a constant currency basis, gross margin increased $6.4 million or 39.2%. The majority of the gross margin increase was in China, which increased $3.9 million or 57.1%. Gross margin increased in Singapore and Hong Kong by $1.6 million and $1 million or 22.2% and $39.6%, respectively, compared to the same period in 2009. Hudson Asia’s gross margin increased primarily for the same reasons as the increase in revenue. Total gross margin, as a percentage of total revenue, was 96.5% compared to 93.4% for the same period in 2009.

Hudson Asia’s selling, general and administrative expenses were $20.1 million for the nine months ended September 30, 2010, as compared to $17.2 million for the same period in 2009, an increase of $2.9 million or 17%. On a constant currency basis, selling, general and administrative expenses increased $2.4 million or 14.1%. The increase was primarily due to the increased staff compensation due to the higher gross margin. These expenses, as a percentage of revenue, were 82.7% compared to 97.6% for the same period in 2009 and is attributable primarily to an increase in sales productivity. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily due to the higher revenue in 2010 and savings from restructuring program completed in 2009.

Based on the results of the impairment test that was performed on September 30, 2009, the Company recorded a charge of $1.7 million for the impairment of goodwill related to the China reporting unit for the nine months ended September 30, 2009. There were no goodwill impairment charges for the nine months ended September 30, 2010.

Hudson Asia’s net other non-operating expense was $0.7 million for the nine months ended September 30, 2010, as compared to net other non-operating income of $0.2 million for the same period in 2009, an increase in net other non-operating expense of $0.9 million. On a constant currency basis, net other non-operating expense increased $0.9 million. The entire increase was due to increased corporate management service allocations.

Hudson Asia’s EBITDA was $3.1 million for the nine months ended September 30, 2010, as compared to an EBITDA loss of $1.7 million for the same period in 2009, an increase in EBITDA of $4.8 million. On a constant currency basis, EBITDA increased $4.7 million. Hudson Asia’s EBITDA, as a percentage of revenue, was 12.4% compared to an EBITDA loss of 9.7% for the same period in 2009. The increase in EBITDA was primarily due to the factors discussed above.

Hudson Asia’s operating income was $3.4 million for the nine months ended September 30, 2010, as compared to an operating loss of $2.5 million for the same period in 2009, an increase in operating income of $5.9 million. On a constant currency basis, operating income increased $5.8 million. Operating income, as a percentage of revenue, was 13.8% compared to an operating loss of 14.3% for the same period in 2009.

Corporate and Other

Corporate selling, general and administrative expenses were $14.1 million for the nine months ended September 30, 2010, as compared to $14.3 million for the same period in 2009, a decrease of $0.2 million or 1.7%. The decrease was primarily due to lower professional fees, partially offset by increases in staff compensation expenses.

Corporate net other non-operating income was $11.3 million for the nine months ended September 30, 2010, as compared to $3.5 million for the same period in 2009, an increase of $7.8 million. The increase was primarily due to increased corporate management service allocations to the reportable segments to reflect the greater use of corporate resources.

Corporate EBITDA loss was $3.2 million for the nine months ended September 30, 2010, as compared to $10.5 million for the same period in 2009, a decrease of $7.3 million and was primarily due to the factors discussed above.

Interest

Interest expense, net of interest income was $1 million for the nine months ended September 30, 2010, as compared to $0.5 million for the same period in 2009, an increase of $0.5 million. Interest for the nine months ended September 30, 2010 included a $0.3 million write-off of unamortized deferred financing costs related to the early termination of the credit agreement with Wells Fargo Capital Finance, Inc.

Provision for (Benefits from) Income Taxes

The provision for income taxes was $1.4 million on $4.5 million of pre-tax losses from continuing operations for the nine months ended September 30, 2010, as compared to a benefit of $2.3 million on $40.3 million of pre-tax losses from continuing operations for the same period in 2009. The effective tax rate for the nine months ended September 30, 2010 was negative 30.5%, as compared to 5.7% for the same period in 2009. The changes in the Company’s effective tax rate compared to the same period in 2009 resulted primarily from a reduction in the Company’s pre-tax losses in jurisdictions where we obtain tax benefits and the inability to obtain benefits from losses incurred in other jurisdictions. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net losses in the U.S. and certain other foreign jurisdictions, state taxes, non-deductible expenses such as certain acquisition-related payments and variations from the U.S. tax rate in foreign jurisdictions.

Net Loss from Continuing Operations

Net loss from continuing operations was $5.8 million for the nine months ended September 30, 2010, as compared to $38 million for the same period in 2009, a decrease in net loss from continuing operations of $32.1 million. Basic and diluted loss per share from continuing operations were $0.20 for the nine months ended September 30, 2010, as compared to $1.47 for the same period in 2009.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations was less than $0.1 million for the nine months ended September 30, 2010, as compared to net income from discontinued operations of $7.8 million for the same period in 2009, a decrease in net income from discontinued operations of $7.8 million. Net income from discontinued operations for the nine months ended September 30, 2009 included the receipt of the final earn-out payment of $11.6 million as a result of its former Highland reporting unit achieving certain 2008 revenue metrics as defined in the sales agreement, partially offset by operating losses from discontinued operations of Japan of $2.7 million and Italy of $2 million. Basic and diluted loss per share from discontinued operations were $0.00 for the nine months ended September 30, 2010, as compared to basic and diluted earnings per share of $0.30 for the same period in 2009.

Net Loss
Net loss was $5.9 million for the nine months ended September 30, 2010, as compared to $30.2 million for the same period in 2009, a decrease in net loss of $24.3 million. Basic and diluted loss per share were $0.20 for the nine months ended September 30, 2010, as compared to $1.17 for the same period in 2009.

Liquidity and Capital Resources

Cash and cash equivalents totaled $34.2 million and $36.1 million, respectively, as of September 30, 2010 and December 31, 2009. The following table summarizes the cash flow activities for the nine months ended September 30, 2010 and 2009:

	For The Nine Months Ended September 30,
(In millions)	2010	2009
Net cash used in operating activities	$(20.1)	$(20.6)
Net cash (used in) provided by investing activities	(2.4)	8.9
Net cash provided by financing activities	20.4	4.4
Effect of exchange rates on cash and cash equivalents	0.2	2.6
Net decrease in cash and cash equivalents	$(1.9)	$(4.7)

Cash flows from Operating Activities

For the nine months ended September 30, 2010, net cash used in operating activities was $20.1 million compared to $20.6 million for the same period in 2009, a decrease of $0.5 million. The decrease was primarily due to lower net operating losses from continuing operations and lower payments related to the 2009 restructuring program in the current period offset principally by an increase in working capital as a result of revenue growth in the current period.

Cash flows from Investing Activities

For the nine months ended September 30, 2010, net cash used in investing activities was $2.4 million compared to net cash provided by investing activities of $8.9 million for the same period in 2009, an increase in net cash used in investing activities of $11.3 million. The increase was primarily due to the non-recurrence of $11.6 million in proceeds in 2009 for the final earn-out payment from the sale of Highland Partners, offset partially by the collection of a note receivable of $3.5 million from the sale of Hudson Americas’ ETS division.

Cash flows from Financing Activities

For the nine months ended September 30, 2010, net cash provided by financing activities was $20.4 million compared to $4.4 million for the same period in 2009, an increase of $16 million. The increase was primarily due to $19.2 million of proceeds from the issuance of common stock and a reduction in purchase of treasury stock. The increase was partially offset by a decrease in net borrowings under the Company’s credit facilities of $1.8 million and payment of deferred financing costs of $1.5 million.

Credit Agreements

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility (the “Revolver Agreement”) with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), that provides the Company with the ability to borrow up to $40 million, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50 million, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves principally related to the U.K. and North America operations. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1.5 million of deferred financing costs, which are being amortized over the term of the agreement. As of September 30, 2010, the Company’s borrowing base was $35.4 million and the Company was required to maintain a minimum availability of $10 million. As of September 30, 2010, the Company had $9 million of outstanding borrowings, and $1.6 million of outstanding letters of credit issued, under the Revolver Agreement, resulting in the Company being able to borrow up to an additional $14.8 million after deducting the minimum availability, outstanding borrowings and outstanding letters of credit issued.

The maturity date of the Revolver Agreement is August 5, 2014. Borrowings may initially be made with an interest rate based on a base rate plus 2.25% or on the LIBOR rate for the applicable period plus 3.25%. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). The interest rate on outstanding borrowings was 5.5% as of September 30, 2010. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and certain of its North American and U.K. subsidiaries.

The Revolver Agreement contains various restrictions and covenants including (1) a requirement to maintain a minimum excess availability of $10,000 until such time as for two consecutive fiscal quarters (i) the Company’s Fixed Charge Coverage Ratio is at least 1.2x and (ii) the Company’s North American and U.K. operations, for the four fiscal quarters then ending, have an EBITDA (as defined in the Revolver Agreement) for such twelve month period of not less than $0.5 million as of the end of each fiscal quarter during the fiscal years 2010 and 2011 and $1 million at the end of each fiscal quarter thereafter; thereafter a requirement to maintain a minimum availability of $5 million, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $0.5 million during the fiscal years 2010 and 2011 and $1million thereafter; (2) a limit on the payment of dividends of not more than $5 million per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25 million in cash and $25 million in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4 million per year. The Company was in compliance with all covenants under the Revolver Agreement as of September 30, 2010.

Prior to entering into the Revolver Agreement with RBS, the Company had a primary credit facility (the “Credit Agreement”) with Wells Fargo Capital Finance, Inc. (“WFCF”) and another lender that provided the Company with the ability to borrow up to $75 million, including the issuance of letters of credit.  In connection with entering into the Revolver Agreement described above, the Company terminated the Credit Agreement effective August 12, 2010. The Company repaid the outstanding balance of $10 million under the Credit Agreement and paid an early termination fee of $0.6 million on the effective date of termination. The early termination fee is included in the caption “Fee for early extinguishment of credit facility” in the accompanying Condensed Consolidated Statements of Operations. In addition, the Company recorded a non-cash write-off of $0.3 million of unamortized deferred financing costs in connection with the termination of the Credit Agreement. This charge is included in the caption “Interest, net” in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2010, the Company had cash collateral of $1.4 with WFCF for two outstanding letters of credit issued by WFCF. The cash collateral is included in the caption “Prepaid and other” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2010.

On August 3, 2010, an Australian subsidiary of the Company entered into a Receivables Finance Agreement and related agreements (the “Finance Agreement”) with Commonwealth Bank of Australia (“CBA”) that provides the Australian subsidiary with the ability to borrow up to approximately $14.5 million (AUD 15 million). Under the terms of the Finance Agreement, the Australian subsidiary may make offers to CBA to assign its accounts receivable with recourse, which accounts receivable CBA may in its good faith discretion elect to purchase. As of September 30, 2010, the Company had $2.4 million (AUD 2.5 million) of outstanding borrowings under the Finance Agreement. Available credit for use under the Finance Agreement as of September 30, 2010 was $12.1 million (AUD 12.5 million).

The Finance Agreement does not have a stated maturity date and can be terminated by either party upon 90 days written notice. Borrowings may be made with an interest rate based on the average bid rate for bills of exchange (“BBSY”) with the closest term to 30 days plus a margin of 1.6%.  The interest rate was 6.27% as of September 30, 2010. Borrowings are secured by substantially all of the assets of the Australian subsidiary and are based on an agreed percentage of eligible accounts receivable.

The Finance Agreement contains various restrictions and covenants for the Australian subsidiary, including (1) a requirement to maintain a minimum Tangible Net Worth (as defined in the Finance Agreement) ratio of 70%; (2) a minimum Fixed Charge Coverage Ratio (as defined in the Finance Agreement) of 1.4x for a trailing twelve month period; and (3) a limitation on certain intercompany payments of expenses, interest and dividends not to exceed Net Profit After Tax (as defined in the Finance Agreement). The Australian subsidiary was in compliance with all covenants under the Finance Agreement as of September 30, 2010.

As of September 30, 2010, the Company had a total of $2,254 of bank guarantees issued by CBA under the Finance Agreement that were collateralized by a restricted term deposit of an equal amount.

The Company also has lending arrangements with local banks through its subsidiaries in Belgium, the Netherlands, New Zealand, and China. The aggregate outstanding borrowings under the lending arrangements in Belgium, the Netherlands and New Zealand were $2.5 million and $0 as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, the Belgium and the Netherlands subsidiaries could borrow up to $6.2 million based on an agreed percentage of accounts receivable related to their operations. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus 2.5%, or about 3.1% at September 30, 2010. The lending arrangements of Belgium and the Netherlands will expire on May 2, 2011 and May 15, 2011, respectively. In New Zealand, the Company’s subsidiary can borrow up to $1.1 million (NZD 1.5 million) as of September 30, 2010 for working capital purposes. This lending arrangement expires on March 31, 2011.  Interest on borrowings under the New Zealand lending arrangement is based on a three month cost of funds rate as determined by the bank, plus a 1.84% margin, and was 6.5% on September 30, 2010.  In China, the Company’s subsidiary can borrow up to $1 million for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points, and was 6.86% on September 30, 2010. There were no outstanding borrowings under this overdraft facility as of September 30, 2010 and December 31, 2009. This overdraft facility expires annually each September, but can be renewed for one year periods at that time.

The Company expects to continue to use the aforementioned credit, if and when required, to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

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

Liquidity Outlook

At September 30, 2010, the Company had cash and cash equivalents on hand of $34.2 million supplemented by availability of $14.8 million under the Revolver Agreement, $12.1 million under the Finance Agreement with CBA and $5.8 million under other lending arrangements in Belgium, the Netherlands, New Zealand and China. The Company’s near-term cash requirements during 2010 are primarily related to funding operations, a portion of prior year restructuring actions, and capital expenditures. The Company expects the restructuring actions taken in 2009 to produce recurring cost savings for the rest of 2010 and beyond. The Company expects to maintain a reduced level of capital expenditures in 2010 as it did in 2009, compared to prior years. In 2010, the Company expects to make capital expenditures of approximately $4 million to $5.5 million, compared to approximately $4 million in 2009, after averaging approximately $11 million per year from 2006 through 2008. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Updates (“ASU”) 2010-09 “Amendments to Certain Recognition and Disclosure Requirements” amending FASB ASC 855, “Subsequent Events.” The amendment eliminates the requirement in ASC 855 to disclose the date through which subsequent events have been evaluated in the consolidated financial statements of SEC filers and is effective for reports filed after February 24, 2010. The Company adopted ASU 2010-09 and evaluated all events and transactions through the issuance date of its condensed consolidated financial statements

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements." ASU 2010-6 provides amendments to ASC 820 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to ASC 820 that clarify existing disclosures about the level of disaggregation, inputs and valuation techniques. The new disclosures and clarification of existing disclosures of ASU 2010-6 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-6 effective January 1, 2010. The adoption had no material impact on the Company’s results of operations or financial position.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 23, 2010 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the nine months ended September 30, 2010.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the ability of clients to terminate their relationship with the Company at any time, (3) risks in collecting the Company’s accounts receivable, (4) the Company’s history of negative cash flows and operating losses may continue, (5) the Company’s limited borrowing availability under its credit facilities, which may negatively impact its liquidity, (6) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (7) risks related to fluctuations in the Company’s operating results from quarter to quarter, (8) risks related to international operations, including foreign currency fluctuations, (9) risks associated with the Company’s investment strategy, (10) risks and financial impact associated with dispositions of underperforming assets, (11) implementation of the Company’s cost reduction initiatives effectively, (12) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (13) competition in the Company’s markets, (14) the Company’s exposure to employment-related claims from both clients and employers and limits on related insurance coverage, (15) the Company’s dependence on key management personnel, (16) the Company’s ability to attract and retain highly skilled professionals, (17) volatility of the Company’s stock price, (18) the impact of government regulations, and (19) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the nine months ended September 30, 2010, the Company earned approximately 87% of its gross margin outside the United States (“U.S.”), and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

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

As more fully described in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has entered into new credit agreements with RBS Business Capital and Commonwealth Bank of Australia. The Company also has other credit agreements with lenders in Belgium, the Netherlands, New Zealand and China. The Company does not hedge the interest risk on borrowings under any such the credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

ITEM 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2010.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

Since 2007, Hudson Highland Group, Inc. (the “Company”) has been responding to an informal inquiry that became the previously disclosed investigation by the staff of the Division of Enforcement (the “Staff”) of the Securities and Exchange Commission (“SEC”) regarding disclosure of the Company’s North American state sales tax charges and reserves. The total amount of the Company’s past due sales tax liabilities for the seven-year period from 2001 to 2007 was less than $3.9 million. Company clients reimbursed the Company for approximately $450 thousand of such liabilities. The Company has settled all of such sales tax matters with, and paid all taxes due to, the respective states. Furthermore, the Company implemented a number of remedial actions and internal control enhancements in 2006 relating to sales tax matters, which have been operating  effectively for over three years. Under the direction of the Company’s Audit Committee, the Company fully and voluntarily cooperated with the Staff’s requests for information.

As previously disclosed, on May 13, 2009, the Company received a “Wells Notice” from the SEC in connection with the investigation by the Staff described above. According to the Wells Notice, the Staff intended to recommend that the SEC bring a civil injunctive action against the Company alleging that the Company violated Section 13(a) of the Securities Exchange Act of 1934 and related Rules 13a-1 and 13a-13. The Staff indicated that such Wells Notice related to an alleged lack of narrative disclosure concerning sales tax matters in the MD&A contained in the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006, September 30, 2006 and March 31, 2007 and the Annual Report on Form 10-K for the year ended December 31, 2006.  The SEC did not allege that the company’s financial statements were incorrect in any respect. All quarterly and annual financial statements for these periods were reviewed or audited by the Company’s independent auditor at the time.

On September 23, 2010, the Company received an additional Wells Notice from the SEC in connection with the investigation related to the same topic.  According to the additional Wells Notice, the Staff also intends to recommend that the SEC bring a civil injunctive action against the Company alleging that the Company violated Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, which require registrants to keep books and records that accurately and fairly reflect transactions and dispositions of assets and to maintain a system of internal accounting controls, and seeking an unspecified civil money penalty.

As a result of ongoing discussions between the Company and the SEC staff, the Company has agreed to accept and the SEC staff has agreed to recommend to the SEC a settlement that would involve the entry of an administrative cease-and-desist order against the Company for alleged violations of the books and records and internal controls provisions of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934.  The Company has recorded a liability of $200 thousand as of September 30, 2010 reflecting the amount of the proposed penalty to be paid to resolve the matter.  Any settlement would be made without admitting or denying the SEC’s allegations.  No assurance can be given as to when any settlement might occur or as to the final terms and conditions of any settlement.  Any settlement would be subject to reaching agreement with the SEC staff regarding the language of a settled order.  Any settlement recommended by the SEC staff also would be subject to approval by the SEC.

 In addition to the matter mentioned above, the Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, or results of operations.

ITEM 1A.      RISK FACTORS

At September 30, 2010, there had not been any material changes to the information related to the Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 except as follows.

We have limited borrowing availability under our credit facilities, which may negatively impact our liquidity.

Extensions of credit under our Revolver Agreement with RBS Business Capital, Finance Agreement with Commonwealth Bank of Australia and our smaller facilities in Europe are permitted based on a borrowing base, which is an agreed percentage of eligible accounts receivable, less required reserves, letters of credit and outstanding borrowings. If the amount or quality of our accounts receivable deteriorates, then our ability to borrow under these credit facilities will be directly affected. Our lenders can impose other conditions, such as payroll and other reserves at any time without prior notice to us and these actions would reduce the amounts available to us under the credit facilities. In addition, our credit facilities require that we satisfy certain financial covenants, including compliance with various targeted levels of financial ratios. We cannot provide assurance that we will be able to borrow under these credit facilities if we need money to fund working capital or other needs.

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

In addition, a default, amendment or waiver to our credit agreements to avoid a default, or the operating results may result in higher rates of interest and could impact our ability to obtain additional borrowings. Finally, debt incurred under our credit facilities bear interest at variable rates. Any increase in interest expense could reduce the funds available for operations.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2010.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (a)
July 1, 2010 - July 31, 2010 (b)	4,528	$4.26	-	$6,792,000
August 1, 2010 - August 31, 2010 (b)	3,170	$4.06	-	$6,792,000
September 1, 2010 - September 30, 2010	-	$-	-	$6,792,000
Total	7,698	$4.18	-	$6,792,000

(a)
On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. The Company has repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. Repurchases of common stock are restricted under the Company’s Revolver Agreement entered on August 5, 2010.

(b)	Consisted of restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.

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
Dated: October 29, 2010

	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: October 29, 2010

HUDSON HIGHLAND GROUP, INC.
FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
4.1
Loan and Security Agreement, dated as of August 5, 2010, by and among Hudson Highland Group, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as Lenders, and RBS Business Capital, a division of RBS Asset Finance, Inc., as Agent (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-50129)).

4.2
Receivables Finance Agreement, dated as of August 3, 2010, by and between Hudson Global Resources (Aust) Pty Limited and Commonwealth Bank of Australia (incorporated by reference to Exhibit 4.2 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-50129)).

4.3
Receivables Finance Facility Offer Letter, accepted as of August 3, 2010, from Commonwealth Bank of Australia to Hudson Global Resources (Aust) Pty Limited (incorporated by reference to Exhibit 4.3 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-50129)).

4.4
Letter of Approval, accepted as of August 3, 2010, from Commonwealth Bank of Australia to Hudson Global Resources (Aust) Pty Limited (incorporated by reference to Exhibit 4.4 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-50129)).

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