Form 10-K
period 2010-12-31
HUDSON HIGHLAND GROUP INC
filed 2011-02-23
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit to post such flies). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $138,860,000 based on the closing price of the Common Stock on the NASDAQ Global Market on June 30, 2010.

The number of shares of Common Stock, $.001 par value, outstanding as of January 31, 2011 was 32,166,474

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

The Company is organized into four reportable segments: Hudson Europe, Hudson Australia and New Zealand (“ANZ”), Hudson Americas and Hudson Asia. These reportable segments constituted approximately 46%, 30%, 13% and 11% of the Company’s gross margin, respectively, for the year ended December 31, 2010. The Hudson regional businesses were historically the combination of 67 acquisitions made between 1999 and 2001, which became the eResourcing division of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc. Some of the Company’s constituent businesses have operated for more than 20 years. On March 31, 2003, Monster distributed all of the outstanding shares of the Company to its stockholders of record on March 14, 2003 (the “Distribution”). Since the Distribution, the Company has operated as an independent publicly held company.

Hudson’s four regional businesses provide professional contract consultants and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a contract assignment varies. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients.

Hudson regional businesses also provide candidate assessment, competency modeling, leadership development, performance management, and career transition through their talent management units. These services enable Hudson to offer clients a comprehensive set of management services, across the entire employment life-cycle from attracting, assessing and selecting best-fit employees to engaging and developing those individuals to help build a high-performance organization.

Hudson Europe operates from 38 offices in 13 countries, with 48% of its 2010 gross margin generated in the United Kingdom. Hudson ANZ operates from 12 offices in Australia and New Zealand, with 88% of its 2010 gross margin generated in Australia. Hudson Americas operates from 26 offices in the United States and Canada, with 97% of its 2010 gross margin generated in the United States. Hudson Asia operates from 5 offices in Mainland China, Hong Kong and Singapore, with 45% of its 2010 gross margin generated in Mainland China.

Corporate expenses are reported separately from the four reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury, the majority of which are attributable and have been allocated to the reportable segments.

DISCONTINUED OPERATIONS

In the first half of 2009, the Company exited Italy and Japan. The operations in Italy were part of the Hudson Europe reportable segment and the operations in Japan were part of the Hudson Asia reportable segment.

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

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 205-20-45 “Reporting Discontinued Operations”, the assets, liabilities, and results of operations of the Company’s discontinued operations above were reclassified as discontinued operations for all the periods presented. The gain or loss on sale and results of operations of the disposed businesses were reported in discontinued operations in the relevant periods.

SALES AND MARKETING

Each of Hudson’s regional businesses maintains sales personnel aligned along functional practice areas or industry sector groups as appropriate for the market. From time to time, sales people receive incentives for cross-selling services with other practices and business units as the client need arises. In addition, each region has the capability to identify and develop international sales opportunities that arise from clients with global needs.

The Company’s global marketing and communications function is responsible for brand and marketing strategy, client and candidate lead generation campaigns, public relations and corporate/employee communications. This team closely coordinates with the local operations to generate leads, support sales efforts and build a strong brand reputation — both in the external market and within the organization.

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

CLIENTS

The Company’s clients include small to large-sized corporations and government agencies. At December 31, 2010, there were approximately 3,600 Hudson Europe clients, 1,187 Hudson ANZ clients, 316 Hudson Americas clients, and 833 Hudson Asia clients. The business of the Company is not dependent upon either a single client or a limited number of clients.

COMPETITION

The markets for the Company’s services and products are highly competitive. There are few barriers to entry, so new entrants occur frequently, resulting in considerable market fragmentation. Companies in this industry compete on price, service quality, new capabilities and technologies, client attraction methods, and speed of completing assignments.

EMPLOYEES

The Company employs approximately 2,200 people worldwide. In most jurisdictions, our employees are not represented by a labor union or a collective bargaining agreement. The Company regards its relationships with its employees as satisfactory.

SEGMENT AND GEOGRAPHIC DATA

Financial information concerning the Company’s reportable segments and geographic areas of operation is included in Note 15 in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Our operations will be affected by global economic fluctuations, including the global economic conditions prevailing during 2010.

Demand for our services fluctuates with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment. We have limited flexibility to reduce expenses during economic downturns due to some overhead costs which are fixed in the short-term. Furthermore, we may face increased pricing pressures during economic downturns. During the 2009 economic downturn, many employers in our operating regions reduced their overall workforce to reflect the reduced demand for their products and services. This contributed to an operating loss for our company in 2009. While conditions improved during 2010, weakness persisted in some economies. As a result, we reported a net loss for 2010. During 2010, many governments also announced reductions in public sector spending. This may have an ongoing impact on our businesses in certain markets. Despite indications of improving economic conditions, the economic recovery has been slower than in previous business cycles and may result in lower operating results than expected.

Our operating results fluctuate from quarter to quarter and therefore quarterly results cannot be used to predict future periods’ results.

Our operating results fluctuate quarter to quarter primarily due to the vacation periods during the first quarter in the ANZ region and the third quarter in the Americas and Europe regions. Demand for our services is typically lower during traditional national vacation periods when clients are on vacation.

Our revenue can vary because our clients can terminate their relationship with us at any time with limited or no penalty.

We provide professional mid-market staffing services on a temporary assignment-by-assignment basis, which clients can generally terminate at any time or reduce their level of use when compared to prior periods. Our professional recruitment business is also significantly affected by our clients’ hiring needs and their views of their future prospects. Clients may, on very short notice, reduce or postpone their recruiting assignments with us and, therefore, affect demand for our services. This could have a material adverse effect on our business, financial condition and results of operations.

Our markets are highly competitive.

The markets for our services are highly competitive. Our markets are characterized by pressures to reduce prices, provide high levels of service, incorporate new capabilities and technologies and accelerate job completion schedules. Furthermore, we face competition from a number of sources. These sources include other executive search firms and professional search, staffing and consulting firms. Several of our competitors have greater financial and marketing resources than we do. Due to competition, we may experience reduced margins on our services, loss of market share and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition and results of operations could be materially adversely affected.

We have no significant proprietary technology that would preclude or inhibit competitors from entering the mid-market professional staffing contract and consulting markets. We cannot provide assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over our services. In addition, we believe that, with continuing development and increased availability of information technology, the industries in which we compete may attract new competitors. Specifically, the increased use of the Internet may attract technology-oriented companies to the professional staffing industry. We cannot provide assurance that we will be able to continue to compete effectively against existing or future competitors. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Our investment strategy subjects us to risks.

From time to time, we make investments, including acquisitions, as part of our growth plans. Investments may not perform as expected because they are dependent on a variety of factors, including our ability to effectively integrate new personnel and operations, our ability to sell new services, and our ability to retain existing or gain new clients. Furthermore, we may need to borrow more money from lenders or sell equity or debt securities to the public to finance future investments and the terms of these financings may be adverse to us.

We face risks related to our international operations.

We conduct operations in nineteen countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2010, approximately 87% of our gross margin was earned outside of the United States. Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

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

Our continued success will depend to a significant extent on our senior management team. The loss of the services of one or more key senior management team member could have a material adverse effect on our business. On February 22, 2011, our Board of Directors removed Jon F. Chait as chairman and chief executive officer (“CEO”) of the company and appointed Mary Jane Raymond, the company’s executive vice president and chief financial officer, to serve as interim CEO until the search process of the successor is completed. Our inability to attract a suitable successor to replace Mr. Chait could have a material adverse effect on our business, financial condition and results of operations. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could have a material adverse effect on our business, financial condition and results of operations.

If we fail to attract and retain qualified personnel, it may negatively impact our business, financial condition and results of operations.

Our success also depends upon our ability to attract and retain highly-skilled professionals who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. Furthermore, a substantial number of our contractors during any given year may terminate their employment with us and accept regular staff employment with our clients. Competition for qualified professionals with proven skills is intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to us in sufficient numbers. If we are unable to attract the necessary qualified personnel for our clients, it may have a negative impact on our business, financial condition and results of operations.

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

We have experienced negative cash flows and reported operating and net losses in the past. For example, our cash flows from operations were negative during 2010 and 2009 and we had operating and net losses for the years ended December 31, 2010, 2009 and 2008, which included impairment charges related to goodwill of $64.5 million in 2008. We cannot provide any assurance that we will have positive cash flows or operating profitability in the future, particularly to the extent the global economy continues to recover slowly from the global economic downturn. If our revenue declines or if operating expenses exceed our expectations, we may not be profitable and may not generate positive operating cash flows.

Our credit facilities restrict our operating flexibility.

Our credit facilities contain various restrictions and covenants that restrict our operating flexibility including:

•	borrowings limited to eligible receivables;
•	lenders’ ability to impose restrictions, such as payroll or other reserves;
•	limitations on payments of dividends;
•	restrictions on our ability to make additional borrowings, or to consolidate, merge or otherwise fundamentally change our ownership;
•	limitations on capital expenditures, investments, dispositions of assets, guarantees of indebtedness, permitted acquisitions and repurchases of stock; and
•	limitations on certain intercompany payments of expenses, interest and dividends.

These restrictions and covenants could have adverse consequences for investors, including the need to use a portion of our cash flow from operations for debt service rather than for our operations, restrictions on our ability to incur additional debt financing for future working capital or capital expenditures, a lesser ability to take advantage of significant business opportunities, such as acquisition opportunities, the potential need to undertake equity transactions which may dilute the ownership of existing investors, and inability to react to market conditions by selling lesser-performing assets.

In addition, a default, amendment or waiver to our credit facilities to avoid a default may result in higher rates of interest and could impact our ability to obtain additional borrowings. Finally, debt incurred under our credit facilities bear interest at variable rates. Any increase in interest expense could reduce the funds available for operations.

If we are unable to achieve anticipated cost savings through our cost reduction initiatives, including outsourcing, our ability to compete could be adversely impacted and our regional operations could be disrupted.

We have undertaken a series of cost reduction initiatives. In 2009, we initiated a number of structural cost reduction and productivity improvement initiatives in our operations to reduce costs and improve profitability. The impact of these cost reduction actions may be influenced by several factors’ including our ability to maintain the level of cost savings currently being realized as a result of these initiatives.

In the first quarter of 2009, we outsourced certain back-office processes performed in our Hudson ANZ regional business to a company located in India. The processes that were outsourced are invoicing, accounts payable, accounts receivable and transactional accounting. The efficient operation of that regional business is dependent on, among other things, the stability of the Indian political environment. Substantially all of the specially-trained employees at the Indian company are Indian nationals. Because substantially all of the named operations have been transferred, it may not be possible to replace the Indian-based employees in another location, should operations at this Indian company be disrupted. This could impact adversely the operational efficiency of that regional business.

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

Our business depends on uninterrupted service to clients.

Our operations depend on our ability to protect our facilities, computer and telecommunication equipment and software systems against damage or interruption from fire, power loss, cyber attacks, sabotage, telecommunications interruption, weather conditions, natural disasters and other similar events. Additionally, severe weather can cause our employees or contractors to miss work and interrupt delivery of our service, resulting in a loss of revenue. While interruptions of these types that have occurred in the past have not caused material disruption, it is not possible to predict the type, severity or frequency of interruptions in the future or their impact on our business.

We may be exposed to employment-related claims, legal liability and costs from clients, employers and regulatory authorities that could adversely affect our business, financial condition or results of operations, and our insurance coverage may not cover all of our potential liability.

We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•	claims of misconduct or negligence on the part of our employees;
•	claims by our employees of discrimination or harassment directed at them, including claims relating to actions of our clients;
•	claims related to the employment of illegal aliens or unlicensed personnel;
•	claims for payment of workers’ compensation and other similar claims;
•	claims for violations of wage and hour requirements;
•	claims for retroactive entitlement to employee benefits;
•	claims of errors and omissions of our temporary employees;
•	claims by taxing authorities related to our independent contractors and the risk that such contractors could be considered employees for tax purposes;
•	claims related to our non-compliance with data protection laws, which require the consent of a candidate to transfer resumes and other data; and
•	claims by our clients relating to our employees’ misuse of client proprietary information, misappropriation of funds, other misconduct, criminal activity or similar claims.

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

We may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team, costly and could have a negative effect on our business. In some cases, we have agreed to indemnify our clients against some or all of these types of liabilities. We cannot assure that we will not experience these problems in the future, that our insurance will cover all claims, or that our insurance coverage will continue to be available at economically-feasible rates.

From time to time, we may continue to incur liabilities associated with certain pre-spin off activities with Monster. Under the terms of our Distribution Agreement with Monster, these liabilities generally will continue to be retained by us. If these liabilities are significant, the retained liabilities could have a material adverse effect on our business, financial condition and results of operations. However, in some circumstance, we may have claims against Monster, and we will make a determination on a case by case basis

Our ability to utilize net operating loss carry-forwards may be limited.

The Company has U.S. net operating loss carry-forwards that expire through 2030. Section 382 of the Internal Revenue Code imposes an annual limitation on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. The imposition of a limitation on our ability to use our NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

There may be volatility in our stock price.

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2010, the market price of our common stock reported on the NASDAQ Global Market ranged from a high of $6.02 to a low of $2.93. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market generally, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

Government regulations may result in the prohibition, regulation or restriction of certain types of employment services we offer, the imposition of additional licensing or tax requirements, or increases in compliance audits may reduce our future earnings.

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

In February 2005, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock payable upon the close of business on February 28, 2005 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-hundredth (1/100th) of a share of our Series A Junior Participating Preferred Stock (“Preferred Shares”) at a price of $60 per one one-hundredth of a Preferred Share, subject to adjustment. These Rights may make the cost of acquiring us more expensive and, therefore, make an acquisition more difficult.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has not received a closing letter related to an SEC Division of Corporation Finance comment letter received by the Company in July 2009. The letter provided comments about (1) whether the factors driving the Company’s 2008 goodwill impairment were reflected in the relevant trend commentary, and (2) how the Company accounted for the sales tax matters disclosed in the Company’s May 13, 2009 Form 8-K. The Company responded in August 2009.

ITEM 2. PROPERTIES

All of the Company’s operating offices are located in leased premises. Our principal executive office is currently located at 560 Lexington Avenue, New York, New York, where we occupy space under a lease expiring in March 2017.

Hudson Europe operates from 38 leased locations with approximately 298,000 aggregate square feet. Hudson ANZ operates from 12 leased locations with approximately 148,000 aggregate square feet. Hudson Americas operates from 31 leased locations with approximately 170,000 aggregate square feet, which includes 2 leased locations with space of approximately 60,000 aggregate square feet, which are shared between the Hudson Americas and corporate functions. Hudson Asia operates from 6 leased locations with approximately 51,000 aggregate square feet. All leased space is considered to be adequate for the operation of its business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3. LEGAL PROCEEDINGS

In January 2011, the Company reached a settlement with the SEC regarding a previously disclosed investigation of sales tax issues in its North American subsidiary. The Company neither admitted nor denied the findings of the SEC order, but agreed to pay a $200,000 penalty in conjunction with the settlement. The SEC order found that the Company failed to maintain adequate books and records and internal accounting controls to accurately track, calculate and remit amounts due for U.S. state sales tax obligations for a number of years up to 2007. These issues date back prior to the Company’s 2003 spin off from Monster. The Company settled all sales tax claims, and by the beginning of 2009, paid all related state sales tax due. The staff of the SEC previously advised in August 2010 that it did not intend to recommend that the Commission take action in this matter against the Company’s chief financial officer.

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 4. REMOVED AND RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of February 23, 2011, regarding the executive officers of Hudson Highland Group, Inc.:

Name	Age	Title
Mary Jane Raymond	50	Interim Chief Executive Officer and Executive Vice President and Chief Financial Officer
Margaretta R. Noonan	53	Senior Human Resources Officer
Richard S. Gray	54	Senior Vice President, Marketing and Communications
Latham Williams	58	Senior Vice President, Legal Affairs and Administration, Corporate Secretary
Frank P. Lanuto	48	Senior Vice President and Corporate Controller
Neil J. Funk	59	Vice President, Internal Audit

The following biographies describe the business experience of our executive officers:

Mary Jane Raymond was appointed to serve as Interim Chief Executive Officer on February 23, 2011. She continues to also serve as the Executive Vice President and Chief Financial Officer, which position she has held since joining the Company in December 2005. Prior to that, Ms. Raymond was the Chief Risk Officer of The Dun & Bradstreet Corporation during 2005. From 2002 to 2005, Ms. Raymond served as the Vice President and Corporate Controller of the Dun & Bradstreet Corporation. Ms. Raymond served as the Merger Integration Vice President of Lucent Technologies, Inc. from 1998 to 2002 and as Financial Vice President in International from 1997 to 1998. From 1988 to 1997, Ms. Raymond served in various positions with Cummins, Inc.

Margaretta R. Noonan has served as Senior Human Resources Officer since March 3, 2009. Prior to that, Ms. Noonan served as Executive Vice President and Chief Administrative Officer since February 2005. Prior to that Ms. Noonan served as Executive Vice President, Human Resources since she joined the Company in April 2003. Prior to joining the Company, Ms. Noonan served as Senior Vice President, Global Human Resources and corporate officer of Monster Worldwide, Inc. Prior to joining Monster in 1998, Ms. Noonan was Vice President, Human Resources — Stores, for the Lord & Taylor division of May Department Stores Company, a large retail department store, from February 1997 to May 1998 and was Vice President, Human Resources, of Kohl’s Corporation, a large retail department store, from November 1992 to February 1997.

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

Latham Williams has served as Senior Vice President, Legal Affairs and Administration, Corporate Secretary since February 2007. Prior to that, Mr. Williams served as Vice President, Legal Affairs and Administration, Corporate Secretary since joining the Company in April 2003. Prior to joining the Company, Mr. Williams was a Partner, Leader Diversity Practice Group and Co-Leader Global Legal Practice in Monster’s executive search division. Prior to joining Monster in 2001, Mr. Williams was an equity partner with the international law firm of Sidley Austin LLP from 1993 to 2000, specializing in health care joint ventures, mergers and acquisitions. Before joining Sidley Austin, Mr. Williams was an equity partner in the Chicago-based law firm of Gardner, Carton & Douglas (now, Drinker Biddle) and was with the firm from 1981 to 1993.

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

MARKET FOR COMMON STOCK

The Company’s common stock was listed for trading on the NASDAQ Global Market under the symbol “HHGP” in 2010. Effective January 3, 2011, the Company’s common stock is listed for trading on the NASDAQ Global Select Market under the symbol “HHGP” because NASDAQ determined that the Company meets the initial listing requirement of the NASDAQ Global Select Market. On December 31, 2010, there were approximately 969 holders of record of the Company’s common stock.

The following is a list by fiscal quarter of the market prices of the Company’s common stock.

	Market Price
	High	Low
2010
Fourth quarter	$6.01	$3.30
Third quarter	$4.81	$2.93
Second quarter	$6.02	$4.30
First quarter	$5.56	$4.00
2009
Fourth quarter	$5.19	$2.99
Third quarter	$4.04	$1.70
Second quarter	$2.63	$1.09
First quarter	$3.67	$0.68

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

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s purchases of its common stock during the fourth quarter of fiscal 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
October 1, 2010 – October 31, 2010	—	$—	—	$6,792,000
November 1, 2010 – November 30, 2010(b)	368	$3.65	—	$6,792,000
December 1, 2010 – December 31, 2010	—	$—	—	$6,792,000
Total	368	$3.65	—	$6,792,000

(a)	On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. The Company has repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. Repurchases of common stock are restricted under the Company’s revolver agreement entered into on August 5, 2010.
(b)	Consisted of shares of restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.

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

PERFORMANCE INFORMATION

The following graph compares on a cumulative basis changes since December 31, 2005 in (a) the total stockholder return on the Company’s common stock with (b) the total return on the Russell 2000 Index and (c) the total return on the companies in a peer group selected in good faith by the Company, in each case assuming reinvestment of dividends. Such changes have been measured by dividing (a) the difference between the price per share at the end of and the beginning of the measurement period by (b) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on December 31, 2005 in the Company’s common stock, the Russell 2000 Index and the peer group consisting of Kforce Inc., Manpower, Inc., Spherion Corporation, CDI Corp. and Robert Half International Inc. The returns of each component company in the peer group have been weighted based on each company’s relative market capitalization on December 31, 2010.

	December 31,
	2010	2009	2008	2007	2006	2005
HHGP	$33.58	$27.36	$19.30	$48.44	$96.08	$100.00
PEER GROUP	$109.75	$93.06	$62.32	$96.35	$126.33	$100.00
RUSSELL 2000 INDEX	$116.40	$92.90	$74.19	$113.79	$117.00	$100.00

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

	Year ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS:
Revenue	$794,542	$691,149	$1,079,085	$1,170,061	$1,146,794
Gross margin	$298,573	$260,453	$454,986	$496,440	$444,213
Business reorganization and integration expense	$1,694	$18,180	$11,217	$3,575	$6,046
Goodwill and other impairment charges(a)	$—	$1,549	$67,087	$—	$1,300
Depreciation and amortization	$8,184	$12,543	$14,662	$14,377	$18,196
Operating (loss) income	$(5,618)	$(49,453)	$(70,783)	$18,995	$(5,826)
(Loss) income from continuing operations	$(4,441)	$(42,953)	$(73,096)	$5,528	$(8,855)
(Loss) income from discontinued operations, net of income taxes	$(244)	$2,344	$(1,222)	$9,453	$29,283
Net (loss) income	$(4,685)	$(40,609)	$(74,318)	$14,981	$20,428
Basic (loss) income per share from continuing operations	$(0.15)	$(1.65)	$(2.90)	$0.22	$(0.36)
Basic net (loss) income per share	$(0.16)	$(1.56)	$(2.95)	$0.59	$0.83
Diluted (loss) income per share from continuing operations	$(0.15)	$(1.65)	$(2.90)	$0.21	$(0.36)
Diluted net (loss) income per share	$(0.16)	$(1.56)	$(2.95)	$0.58	$0.83
OTHER FINANCIAL DATA:
Net cash (used in) provided by operating activities	$(14,461)	$(26,988)	$11,860	$37,741	$35,867
Net cash (used in) provided by investing activities	$(57)	$6,804	$4,196	$(50,837)	$1,881
Net cash provided by (used in) financing activities	$7,578	$4,371	$(646)	$4,864	$(28,803)
BALANCE SHEET DATA:
Current assets	$172,087	$148,366	$194,149	$259,075	$280,107
Total assets	$205,834	$181,944	$230,953	$374,206	$352,182
Current liabilities	$93,760	$86,154	$104,581	$152,426	$167,289
Long-term debt, less current portion	$—	$—	$—	$—	$235
Total stockholders’ equity	$93,278	$76,260	$107,992	$200,115	$171,324
OTHER DATA:
EBITDA (loss)(b)	$6,503	$(35,466)	$(52,852)	$36,795	$13,959

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
(b)	SEC Regulation S-K 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability. See Note 15 to the Consolidated Financial Statements for further EBITDA segment and reconciliation information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Item 8 of this Form 10-K. This MD&A contains forward-looking statements. Please see note “Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-GAAP measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 15 to the Consolidated Financial Statements for EBITDA segment reconciliation information.

Executive Overview

Hudson Highland Group, Inc. (the “Company” or “Hudson,” “we,” “us” and “our”) has operated as an independent publicly traded company since April 1, 2003, when we were spun-off from Monster Worldwide, Inc. Our businesses are specialized professional staffing services for permanent and contract and talent management services to businesses operating in many industries and in 19 countries around the world. Our largest operations are in the United Kingdom (“U.K.”), Australia, and the U.S. We are organized into four reportable segments: Hudson Europe, Hudson Australia and New Zealand (“ANZ”), Hudson Americas and Hudson Asia. These segments contributed approximately 46%, 30%, 13% and 11% of the Company’s gross margin, respectively, for the year ended December 31, 2010. Our management’s primary focus since the spin-off has been to move the Company to profitability, particularly at the level most in the control of the country level operating leaders. We have focused on specialized professional recruitment through our staffing, project solutions and talent management businesses. In doing so, we have sold or discontinued non-core businesses, taken actions to streamline support operations to match the business focus and reduced costs to increase our long-term profitability. We have measured our improvements at the level of gross margin, less selling, general and administrative expenses, and depreciation and amortization.

Prevailing Economic Conditions

During 2010, the Company continued to experience improving economic conditions first seen in the fourth quarter of 2009. Conditions generally improved throughout the year, though rates of improvement varied from market to market in both overall magnitude and momentum. The improvement was led by increases in permanent placement activities, followed by increases in temporary contracting, which were more evident in the second half of the year.

As the year progressed, growth in the recovery leading markets of the U.K. and Asia began to level off, while markets in North America, Continental Europe and ANZ began to pick up. Unemployment rates, traditionally a lagging economic indicator, remained generally elevated in North America and the Europe, at high single digit levels. Unemployment rates in Asia and ANZ, which were less affected by the global economic downturn in 2009, continued to improve.

We believe the economic growth outlook for 2011 is positive. Growth rates for developing markets, particularly those in Asia, are generally expected to continue to outpace developed economies. However, the strength of the global economic recovery and related job creation could be moderated by several factors, including expansion of the sovereign debt crisis in Europe, mounting governmental budget deficits, and a continued weak housing market in the U.S. While we are unable to accurately predict changes in general economic conditions and their effect on the levels of new hiring, we do not expect a return to significantly negative conditions in any market, even though companies are likely to remain cautious on hiring.

Financial Performance

As discussed in more detail in this MD&A, the following financial data present an overview of our financial performance for 2010, 2009 and 2008:

	Year Ended December 31,			Changes 2010 vs. 2009	Changes 2009 vs. 2008
$ in thousands	2010	2009	2008	Amount	Amount
Revenue	$794,542	$691,149	$1,079,085	$103,393	$(387,936)
Gross margin	298,573	260,453	454,986	38,120	(194,533)
Selling, general and administrative expenses(a)	302,497	290,177	447,465	12,320	(157,288)
Business reorganization and integration expenses	1,694	18,180	11,217	(16,486)	6,963
Goodwill and other impairment charges	—	1,549	67,087	(1,549)	(65,538)
Operating loss	(5,618)	(49,453)	(70,783)	43,835	21,330
Loss from continuing operations	(4,441)	(42,953)	(73,096)	38,512	30,143
Net loss	$(4,685)	$(40,609)	$(74,318)	$35,924	$33,709

(a)	Selling, general and administrative expenses include depreciation and amortization expense of $8.2 million, $12.5 million and $14.7 million, respectively, for the years ended December 31, 2010, 2009 and 2008.
•	Revenue was $794.5 million for the year ended December 31, 2010, compared to $691.1 million for 2009, an increase of $103.4 million, or 15.0%. Of this increase, $63.5 million, or a 12.2% increase compared to 2009, was in contracting and $42.5 million, or a 37% increase compared to 2009, was in permanent recruitment revenue. The increase was partially offset by a $2.8 million, or 5.8%, decline in talent management revenue compared to 2009 primarily from counter-cyclical outplacement services.
•	Revenue was $691.1 million for the year ended December 31, 2009, compared to $1,079.1 million for 2008, a decrease of $388 million, or 36%. Of this decrease, $244 million, or a 32% decrease compared to 2008, was in contracting and $122 million, or a 51% decrease compared to 2008, was in permanent recruitment revenue.
•	Gross margin was $298.6 million for the year ended December 31, 2010, compared to $260.5 million for 2009, an increase of $38.1 million, or 14.6%. Of this increase, $41.3 million, or a 36.4% increase compared to 2009, was in permanent recruitment gross margin and $0.4 million, or a 0.3% increase compared to 2009, was in contracting gross margin. The increase was partially offset by a $3 million, or 7.3%, decline in talent management gross margin compared to 2009.
•	Gross margin was $260.5 million for the year ended December 31, 2009, compared to $455 million for 2008, a decrease of $194.5 million, or 42.8%. Of this decrease, $120.8 million, or a 51.4% decrease compared to 2008, was in permanent recruitment gross margin and $60.2 million, or a 36.9% decrease compared to 2008, was in contracting gross margin.
•	Selling, general and administrative expenses were $302.5 million for the year ended December 31, 2010, as compared to $290.2 million for 2009, an increase of $12.3 million, or 4.2%. The increase was primarily due to increased staff compensation as a result of the increase in gross margin, partially offset by reductions in costs resulting from the restructuring program completed in 2009.
•	Selling, general and administrative expenses were $290.2 million for the year ended December 31, 2009, as compared to $447.5 million for 2008, a decrease of $157.3 million, or 35.2%. The decrease was primarily due to decreased staff compensation as a result of the decline in gross margin, and reductions in costs resulting from the restructuring programs completed in 2009 and 2008.
•	There were no goodwill and other impairment charges in 2010. Goodwill and other impairment charges of $1.7 million were included in the results for the year ended December 31, 2009, as compared to $67.1 million for 2008.

Goodwill and Other Impairment Charges

Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 350-20-35 “Intangibles — Goodwill and Other, Goodwill Subsequent Measurement”, the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value.

By the fourth quarter of 2008, virtually all of our markets were affected by weakening economic conditions. These conditions negatively impacted both the Company’s stock price and its outlook for operating results. The Company’s stock price declined approximately fifty percent as of December 31, 2008 compared to the stock price as of October 1, 2008. As a result, the Company’s market capitalization declined below its book value, an indication that the aggregate fair value of its reporting units could potentially be less than their carrying value. Accordingly, management updated its impairment testing from October 1 (annual assessment date), through December 31, 2008 with the assistance of a third-party valuation firm utilizing both an income and market based approach.

At the conclusion of the impairment testing, the Company determined that goodwill was impaired at all of its reporting units and recorded an impairment charge of $64.5 million in 2008. It also recorded an additional impairment charge on intangible assets of $2.6 million. The total charges of $67.1 million for 2008 were recorded under the caption of “Goodwill and other impairment charges” in the Company’s Consolidated Statements of Operations included in the Company’s 2008 Annual Report on Form 10-K. The primary drivers that resulted in the goodwill impairment charge were the anticipated significant reduction in 2009 revenue, earnings and cash flows with modest expected recovery in 2010 and a reduction in the market price of the Company’s stock.

During the first half of 2009, the Company experienced a continued deterioration in market conditions. Over the course of the first six months of the 2009, the Company’s stock price declined approximately thirty-five percent as of June 30, 2009 as compared to December 31, 2008. As a result, management performed an interim test for impairment of the $1.7 million additional purchase price payment for its Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd (collectively, “TKA”) acquisition, which was recorded as goodwill at June 30, 2009. The Company concluded that the entire amount of recorded goodwill was impaired and recorded an impairment charge of $1.7 million at the same reporting unit.

In 2010, the Company’s financial results continued the improvement which began in the latter half of 2009, particularly in Asia. However, business and economic conditions remained mixed. As a result, the Company performed an interim test for impairment of the $1.9 million final purchase price payment for its TKA acquisition, which was recorded as goodwill at June 30, 2010. At the conclusion of its testing, the Company determined that no impairment of goodwill existed at June 30, 2010. Management updated its testing for impairment as of October 1 (annual impairment date) and confirmed its earlier determination that no impairment of goodwill existed as of October 1, 2010.

Strategic Actions

Our management’s primary focus has been on specialized professional recruitment through our recruitment, staffing, project solutions and talent management businesses. Our long-term financial goal is to reach 7 – 10% EBITDA margins, with EBITDA being the measure most within the control of our operating leaders. We continue to execute this strategy through a combination of delivery of higher margin services, efficient delivery of services, investments, cost management, acquisitions and divestitures. In doing so, we continue to focus on retaining and maintaining key clients, retaining high performing revenue earning employees, integrating businesses to achieve synergies, discontinuing non-core businesses, streamlining support operations and reducing costs to achieve the Company’s long-term profitability goals. We expect to continue our review of opportunities to expand our operations in specialized professional recruitment.

Discontinued Operations

In the first half of 2009, the Company exited Italy and Japan. The operations in Italy were part of the Hudson Europe reportable segment and the operations of Japan were part of the Hudson Asia reportable segment.

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

Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as the best indicator of operating performance and most comparable measure across our regions. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, or net income prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) or as a measure of the Company’s profitability. EBITDA is derived from net income (loss) adjusted for (benefit from) provision for income taxes, interest expense (income), and depreciation and amortization. The reconciliation of EBITDA to the most directly comparable US GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2010	2009	2008
Net loss	$(4,685)	$(40,609)	$(74,318)
Adjusted for (loss) income from discontinued operations, net of income taxes	(244)	2,344	(1,222)
Loss from continuing operations	(4,441)	(42,953)	(73,096)
Adjustments to loss from continuing operations
Provision for (benefit from) income taxes	1,482	(5,750)	6,681
Interest expense (income), net	1,278	694	(1,099)
Depreciation and amortization	8,184	12,543	14,662
Total adjustments from loss from continuing operations to EBITDA (loss)	10,944	7,487	20,244
EBITDA (loss)	$6,503	$(35,466)	$(52,852)

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with US GAAP. The preparation of financial statements in accordance with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that our management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Our management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note 2 to our Consolidated Financial Statements included in Item 8. We believe the following accounting policies are critical to understanding our results of operations and affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements that are inherently uncertain:

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

The calculation of net deferred tax assets assumes sufficient future earnings for the realization of such assets as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time. See Note 10 to the Consolidated Financial Statements for further information regarding deferred tax assets and valuation allowance.

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

The Company’s unrecognized tax benefits, if recognized in the future, would affect the annual effective income tax rate. See Note 10 to the Consolidated Financial Statements for further information regarding unrecognized tax benefits. We elected to continue our historical practice of classifying applicable interest and penalties as a component of the provision for income taxes.

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

Contingencies

From time to time in the ordinary course of business, the Company is subject to compliance audits by federal, state, local and foreign government regulatory, tax, and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, and income, value-added and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits, and other complaints from, for example, clients, candidates, suppliers, and landlords for both leased and subleased properties. Periodic events can change the number and type of audits, claims, lawsuits or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters.

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

The Company is currently appealing a decision by the Pennsylvania Department of Revenue related to its 2004 and 2005 state income tax returns. Under the appeals process, the state has filed a tax lien in the amount of $3.5 million on the U.S. operating company. The Company has posted a security bond amounting to 120 percent of the lien. The Company does not expect this bond to be drawn.

Goodwill

Under ASC 350-20-35 “Intangibles — Goodwill and Other, Goodwill Subsequent Measurement”, the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value.

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

To estimate the fair value of a reporting unit, the Company utilizes the income approach, a valuation technique which indicates the fair value of the invested capital of a reporting unit based on the value of the cash flows that it is expected to generate in the future. The discounted cash flow method, an application of the income approach, estimates the future cash flows of the reporting unit and discounts these cash flows to their present value equivalents at a rate of return that considers the relative risk of achieving the cash flows and the time value of money. These cash flows indicate the fair value of the invested capital of the reporting unit on a marketable, controlling basis.

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

Business Reorganization and Merger and Integration Plans

The Company records significant charges and accruals in connection with its business reorganization, merger and integration plans. These reserves include estimates pertaining to lease termination payments, employee termination benefits and contract cancellation costs resulting from its actions. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

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

Self-Insurance Liabilities

The Company utilizes a combination of insurance and self-insurance for employee related health care benefits (a portion of which is paid by its employees). Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Liabilities associated with the risks that the Company retains are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Although the Company’s claims experience has not displayed substantial volatility in the past, actual experience could materially vary from its historical experience in the future. Factors that affect these estimates include, but are not limited to, inflation, the number and severity of claims and regulatory changes. In the future, if the Company concludes an adjustment to self insurance accruals is required, the liability will be adjusted accordingly.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”). 2010-28, Intangibles —  Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test such that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations or financial position.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 provides amendments to ASC 820 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to ASC 820 that clarify existing disclosures about the level of disaggregation, inputs and valuation techniques. The new disclosures and clarification of existing disclosures of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-06 effective January 1, 2010. The adoption had no material impact on the Company’s results of operations or financial position.

Results of Operations

The following table sets forth the Company’s revenue, gross margin, operating (loss) income, loss from continuing operations, net loss, temporary contracting revenue, direct costs of temporary contracting revenue, temporary contracting gross margin, and gross margin as a percentage of revenue for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands). See Note 15 to the Consolidated Financial Statements for EBITDA segment and reconciliation information.

	For The Year Ended December 31,
$ in thousands	2010	2009	2008
Revenue:
Hudson Europe	$328,491	$276,975	$415,871
Hudson ANZ	269,383	227,169	351,148
Hudson Americas	162,432	161,872	273,648
Hudson Asia	34,236	25,133	38,418
Total	$794,542	$691,149	$1,079,085
Gross margin:
Hudson Europe	$137,191	$124,162	$212,603
Hudson ANZ	88,989	71,689	130,750
Hudson Americas	39,417	40,959	75,016
Hudson Asia	32,976	23,643	36,617
Total	$298,573	$260,453	$454,986
Operating (loss) income:
Hudson Europe	$5,050	$(12,813)	$(5,285)
Hudson ANZ	5,756	(2,747)	13,154
Hudson Americas	(2,491)	(14,999)	(44,442)
Hudson Asia	5,066	(1,547)	(4,712)
Corporate expenses	(18,999)	(17,347)	(29,498)
Total	$(5,618)	$(49,453)	$(70,783)
Loss from continuing operations	$(4,441)	$(42,953)	$(73,096)
Net loss	$(4,685)	$(40,609)	$(74,318)
TEMPORARY CONTRACTING DATA(a):
Temporary contracting revenue:
Hudson Europe	$220,093	$182,713	$244,232
Hudson ANZ	207,150	181,592	259,961
Hudson Americas	156,961	156,435	260,657
Hudson Asia	1,117	1,040	870
Total	$585,321	$521,780	$765,720
Direct costs of temporary contracting:
Hudson Europe	$183,094	$145,112	$189,603
Hudson ANZ	175,365	152,275	214,034
Hudson Americas	122,982	120,880	198,434
Hudson Asia	734	722	682
Total	$482,175	$418,989	$602,753
Temporary contracting gross margin:
Hudson Europe	$36,999	$37,601	$54,629
Hudson ANZ	31,785	29,317	45,927
Hudson Americas	33,979	35,555	62,223
Hudson Asia	383	318	188
Total	$103,146	$102,791	$162,967
Temporary contracting gross margin as a percent of temporary contracting revenue:
Hudson Europe	16.8%	20.6%	22.4%
Hudson ANZ	15.3%	16.1%	17.7%
Hudson Americas	21.6%	22.7%	23.9%
Hudson Asia	34.3%	30.6%	21.6%

(a)	Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Constant Currency

The Company operates on a global basis, with the majority of our gross margin generated outside of the United States. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. Constant currency information compares financial results between periods as if exchange rates had remained constant period-over-period. The Company currently defines the term “constant currency” to mean that financial data for a previously reported period are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the current period.

In prior periods the Company reported constant currency by translating financial data for the current reported period into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. The Company’s current definition of constant currency produces similar results to the previous method with inconsequential differences and was implemented to improve operating efficiencies. The impact to the variance analysis of presenting constant currency results under the current definition was a change of less than 2% for any single reportable segment’s revenues, gross margin and SG&A.

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

Earnings from subsidiaries are, at times, repatriated to the U.S., and there are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition. The tables on page 32 and below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands).

	For The Year Ended December 31,
	2010	2009
$ in thousands	As reported	As reported	Currency translation	Constant currency
Revenue:
Hudson Europe	$328,491	$276,975	$(6,704)	$270,271
Hudson ANZ	269,383	227,169	37,122	264,291
Hudson Americas	162,432	161,872	190	162,062
Hudson Asia	34,236	25,133	844	25,977
Total	794,542	691,149	31,452	722,601
Direct costs:
Hudson Europe	191,300	152,813	(3,250)	149,563
Hudson ANZ	180,394	155,480	25,262	180,742
Hudson Americas	123,015	120,913	15	120,928
Hudson Asia	1,260	1,490	56	1,546
Total	495,969	430,696	22,083	452,779
Gross margin:
Hudson Europe	137,191	124,162	(3,454)	120,708
Hudson ANZ	88,989	71,689	11,860	83,549
Hudson Americas	39,417	40,959	175	41,134
Hudson Asia	32,976	23,643	788	24,431
Total	$298,573	$260,453	$9,369	$269,822
Selling, general and administrative(a):
Hudson Europe	$130,855	$127,296	$(2,884)	$124,412
Hudson ANZ	83,197	71,291	12,039	83,330
Hudson Americas	41,485	50,960	203	51,163
Hudson Asia	27,961	23,420	706	24,126
Corporate	18,999	17,210	—	17,210
Total	$302,497	$290,177	$10,064	$300,241

(a)	Selling, general and administrative expenses include the following captions on the Consolidated Statements of Operations: salaries and related, office and general, acquisition-related expenses, marketing and promotion, and depreciation and amortization.

The Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Hudson Europe

Hudson Europe’s revenue was $328.5 million for the year ended December 31, 2010, as compared to $277.0 million for 2009, an increase of $51.5 million or 18.6%. On a constant currency basis, Hudson Europe’s revenue increased $58.2 million or 21.5%. The revenue increase was primarily due to an increase of $41.5 million or 23.2% in contracting revenue and $17 million or 30.1% in permanent recruitment revenue. Talent management revenue was flat as compared to 2009.

The entire revenue increase in constant currency was in the U.K., where contracting and permanent recruitment revenue increased $46.8 million and $12 million, or 35.2% and 46.8%, respectively, as compared to 2009. These increases were primarily due to increased projects and hiring activity in the finance and banking and IT sectors, partially offset by a reduction in public sector revenue, which decreased 28% as compared to 2009. The public sector constituted approximately 13% of U.K. revenue in 2010. We expect that public sector revenue in the U.K. will continue to decline through 2011 due to the U.K. government’s reduction in public spending, although the impact on revenue is difficult to predict.

In Continental Europe, revenue was largely flat as compared to 2009. The increase in permanent recruitment revenue was $5 million or 16.4%, primarily in France and Belgium. The increases in permanent recruitment revenue were primarily due to increases in the real estate, healthcare, industrial and tourism sectors. Contracting revenue declined $5.2 million, or 11.4%, primarily in The Netherlands. The decreases in The Netherlands was primarily due to reductions in spending levels at all levels of the public sector as well as increased competition in the public sector niche where we operate because of even greater declines in private sector demand. Towards the end of 2010, we saw initial signs of recovery in The Netherlands market. Revenues rose by approximately 16% sequentially in the fourth quarter of 2010 compared to the third quarter of 2010 reflecting new contract wins.

Hudson Europe’s direct costs were $191.3 million for the year ended December 31, 2010, as compared to $152.8 million for 2009, an increase of $38.5 million or 25.2%. On a constant currency basis, Hudson Europe’s direct costs increased $41.7 million or 27.9%. The increase in direct costs was due primarily to the greater number of contractors on billing in the U.K. and was a direct result of the factors affecting revenue as noted above.

Hudson Europe’s gross margin was $137.2 million for the year ended December 31, 2010, as compared to $124.2 million for 2009, an increase of $13.0 million or 10.5%. On a constant currency basis, gross margin increased $16.5 million or 13.7%.

The majority of the increase in gross margin in constant currency was in the U.K., where permanent recruitment and contracting gross margins increased $11.6 million and $3.9 million, or 47.4% and 16.6%, respectively. These increases were primarily due to increased demand for permanent staff and increased contractors on billing, even though the mix of clients shifted towards higher volume clients with lower rates, which is also reflected in the contracting gross margin percentage as noted below. Contracting gross margin as a percentage of revenue declined to 15.2% in 2010 from 17.7% in 2009 reflecting in part the shift in client mix.

In Continental Europe, the gross margin increase in constant currency was $1.0 million or 1.5% as compared to 2009. Permanent recruitment gross margin increased $5.0 million or 16.4%, partially offset by decreases of $3.5 million or 26.6% in contracting gross margin. The increase in permanent recruitment gross margin was primarily in Belgium and France and directly linked to the increase in revenue, while the contracting gross margin decrease was due to lower revenue, lower average bill rates resulting from increased competition for public sector work, and adjustments for payroll taxes in The Netherlands.

Hudson Europe’s contracting gross margin as a percentage of revenue was 16.9% as compared to 20.6% for 2009. The decline was partially driven by a shift in client mix towards clients with higher volume and lower margins, increased competition in the Netherlands and a shift in country mix. The shift in country mix was due to a revenue increase in the U.K., a country with historically lower gross margin percentages, combined with a decline of revenue in The Netherlands, a country with historically higher gross margin percentages. Total gross margin, as a percentage of total revenue, was 41.8% as compared to 44.7% for 2009 and was primarily due to the decline in the contracting gross margin percentage.

Hudson Europe’s selling, general and administrative expenses were $130.9 million for the year ended December 31, 2010, as compared to $127.3 million for 2009, an increase of $3.6 million or 2.8%. On a constant currency basis, selling, general and administrative expenses increased $6.4 million or 5.2%. The increase was primarily due to increased staff compensation as a result of the higher gross margin, partially offset by savings resulting largely from the restructuring program completed in 2009, and lower depreciation expense. Selling, general and administrative expenses, as a percentage of revenue, were 39.8% compared to 46.0% for 2009. The decrease was primarily due to the proportionally greater increase in revenue in 2010.

Hudson Europe incurred $1.4 million in reorganization expenses for the year ended December 31, 2010, as compared to $9.7 million for 2009, a decrease of $8.3 million. On a constant currency basis, reorganization expenses decreased $8.0 million. Reorganization expenses for the year ended December 31, 2010 included expenses primarily related to revisions in estimates of prior year reorganization costs. Reorganization expenses incurred during the year ended December 31, 2009 included amounts provided for employee termination benefits primarily in the U.K., France and Belgium, which related to restructuring of regional corporate management, contract cancellation costs and lease termination payments related to the Company’s 2009 restructuring plan.

Hudson Europe’s net other non-operating expense was $6.8 million for the year ended December 31, 2010, as compared to $1.5 million for 2009, an increase of $5.2 million. On a constant currency basis, net other non-operating expense increased $5.4 million. The increase was primarily due to increased corporate management service allocations, partially offset by lower foreign currency translation losses.

Hudson Europe’s EBITDA was $1.1 million for the year ended December 31, 2010, as compared to an EBITDA loss of $9.8 million for 2009, an increase in EBITDA of $10.9 million. On a constant currency basis, EBITDA increased $11.0 million. Hudson Europe’s EBITDA, as a percentage of revenue, was 0.3% compared to an EBITDA loss of 3.7% for 2009. The increase in EBITDA was primarily due to the factors discussed above.

Hudson Europe’s operating income was $5.1 million for the year ended December 31, 2010, as compared to an operating loss of $12.8 million for 2009, an increase in operating income of $17.9 million. On a constant currency basis, operating income increased $18.2 million. Operating income, as a percentage of revenue, was 1.5% compared to an operating loss of 4.9% for 2009.

Hudson ANZ

Hudson ANZ’s revenue was $269.4 million for the year ended December 31, 2010, as compared to $227.2 million for 2009, an increase of $42.2 million, or 18.6%. On a constant currency basis, Hudson ANZ’s revenue increased $5.1 million or 1.9%. The revenue increase was primarily due to an increase of $13.4 million or 38.1% in permanent recruitment revenue, partially offset by decreases in talent management and contracting revenues of $4.5 million and $4 million, or 28.2% and 1.9%, respectively. The increase in permanent recruitment revenue was primarily due to continued greater demand and higher average placement fees. The increased demand was in the mining and resources sector, with increases as well in the industrial, finance, and IT sectors. Talent management revenue decreased primarily due to a decrease in demand for counter-cyclical outplacement services as the economy continued to improve. Demand for contracting services has lagged the overall recovery in recruitment services in ANZ.

Hudson ANZ’s direct costs were $180.4 million for the year ended December 31, 2010, as compared to $155.5 million for 2009, an increase of $24.9 million or 16%. On a constant currency basis, Hudson ANZ’s direct costs remained flat compared to 2009.

Permanent recruitment gross margin increased $12.7 million or 36% primarily due to higher average placement fees and increased volume of placements. Talent management and contracting gross margins decreased $4.5 million or 33.8% and $2.4 million or 7%, respectively. The decline in talent management gross margin was driven by lower demand for outplacement services. The decline in contracting gross margin was primarily driven by fewer contractors on billing and a shift in mix between office support and professional contract projects.

Contracting gross margin, as a percentage of revenue, was 15.3% compared to 16.2% for 2009 and was due principally to the shift in mix to lower margin and pricing pressure. Total gross margin, as a percentage of total revenue, was 33.0% compared to 31.6% for 2009, and the increase was primarily attributable to a proportionately greater increase in permanent recruitment revenue in 2010.

Hudson ANZ’s selling, general and administrative expenses were $83.2 million for the year ended December 31, 2010, as compared to $71.3 million for 2009, an increase of $11.9 million or 16.7%. On a constant currency basis, selling, general and administrative expenses were flat as compared to 2009. These expenses, as a percentage of revenue, were 30.9% compared to 31.5% for 2009. The decrease was primarily due to the proportionally greater increase in revenue in 2010.

Hudson ANZ did not incur reorganization expenses for the year ended December 31, 2010, as compared to $3.1 million for 2009, a decrease of $3.1 million. On a constant currency basis, reorganization expenses decreased $3.9 million. The reorganization expenses for the year ended December 31, 2009 were related primarily to the amounts provided for employee termination benefits and costs to terminate a number of contracts, including exiting several leases related to the Company’s 2008 and 2009 restructuring programs.

Hudson ANZ’s net other non-operating expense was $3.9 million for the year ended December 31, 2010, as compared to $0.1 million for 2009, an increase of $3.8 million. On a constant currency basis, net other non-operating expense increased $3.8 million. The increase was primarily due to increased corporate management service allocations and lower foreign currency translation gains.

Hudson ANZ’s EBITDA was $4.2 million for the year ended December 31, 2010, as compared to an EBITDA loss of $0.3 million for 2009, an increase in EBITDA of $4.5 million. On a constant currency basis, EBITDA increased $5.0 million. Hudson ANZ’s EBITDA, as a percentage of revenue, was 1.6% compared to an EBITDA loss of 0.3% for 2009. The increase in EBITDA was primarily due to the factors discussed above.

Hudson ANZ’s operating income was $5.8 million for the year ended December 31, 2010, as compared to an operating loss of $2.7 million for 2009, an increase in operating income of $8.5 million. On a constant currency basis, operating income increased $9.5 million. Operating income, as a percentage of revenue, was 2.1% compared to an operating loss of 1.4% for 2009.

Hudson Americas

Hudson Americas’ revenue was $162.4 million for the year ended December 31, 2010, as compared to $161.9 million for 2009, an increase of $0.6 million or 0.3%. Of this increase, $0.5 million or 0.3% was in contracting revenue. Permanent recruitment revenue remained flat as compared to 2009.

Contracting revenue represents substantially all of Hudson Americas’ revenues. Revenues in the Legal Services practice, the segment’s largest practice, increased $12.4 million or 12.8%. The increase was due to a higher volume of projects and contractors on billing, particularly litigation, and antitrust projects, partially offset by lower average bill rates. The increase was partially offset by the other contracting areas of which declined $11.9 million or 19.8%. The declines in other contracting was largely driven by Financial Solutions due to a lack of a meaningful recovery in this practice and lower bill rates. IT contracting revenue declined slightly compared to 2009 but showed growth in the latter part of 2010 as demand for IT services improved.

Hudson Americas’ direct costs were $123.0 million for the year ended December 31, 2010, as compared to $120.9 million for 2009, an increase of $2.1 million or 1.7%. The increase was due to growth in contractors on billing and was a direct result of the factors affecting the contracting revenue as noted above.

Hudson Americas’ gross margin was $39.4 million for the year ended December 31, 2010, as compared to $41.0 million for 2009, a decrease of $1.5 million or 3.8%. Gross margin from permanent recruitment was flat as compared to 2009 with the entire gross margin decline in contracting gross margin. The decline in contracting gross margin resulted from a change in mix, with Legal Services representing a greater proportion of the Americas’ revenues. Legal services contracting gross margin increased $2.7 million, or 14.2% primarily due to increased contractor in billing and billable hours. Other contracting area gross margin declined $3.7 million, or 23%, primarily due to a decrease in Financial Solutions gross margin and slower overall recovery in demand for these services.

Contracting gross margin as a percentage of total revenue was 20.9% as compared to 22.0% for 2009. The decrease was due to a mix shift toward Legal Services, which has lower average gross margins compared to Financial Solutions and IT contracting. Total gross margin, as a percentage of total revenue, was 24.3% compared to 25.3% for 2009, and the decrease was primarily due to the lower contracting gross margin percentage.

Hudson Americas’ selling, general and administrative expenses were $41.5 million for the year ended December 31, 2010, as compared to $51.0 million for 2009, a decrease of $9.5 million or 18.6%. The decrease was primarily due to savings from the restructuring program completed in 2009 and lower supporting costs and depreciation expense. Selling, general and administrative expenses as a percentage of revenue were 25.5% compared to 31.5% for 2009.

Hudson Americas incurred $0.3 million of reorganization expenses for the year ended December 31, 2010, as compared to $5.1 million for 2009, a decrease of $4.8 million. The reorganization expenses incurred during the year ended December 31, 2009 were related primarily to the amounts provided for employee termination benefits and lease termination payments related to the 2009 restructuring plan.

Hudson Americas’ net other non-operating income was $1.8 million for the year ended December 31, 2010, as compared to net other non-operating expense of $0.8 million for 2009, an increase in net other non-operating income of $2.6 million. The increase was primarily related to a $3.9 million gains from recovery of a loan receivable, unclaimed property and sale of warrants, partially offset by an increase in corporate allocation of $0.5 million and lower foreign transaction gains of $0.3 million.

Hudson Americas’ EBITDA was $1.7 million for the year ended December 31, 2010, compared to EBITDA loss of $11.3 million 2009, an increase in EBITDA of $13.0 million. Hudson Americas’ EBITDA, as a percentage of revenue, was 1.0% for the year ended December 31, 2010, compared to EBITDA loss of 7.0% for 2009. The increase in EBITDA was primarily due to the factors discussed above.

Hudson Americas’ operating loss was $2.5 million for the year ended December 31, 2010, compared to $15.0 million for 2009, a decrease in operating loss of $12.5 million. Operating loss, as a percentage of revenue, was 1.5% for the year ended December 31, 2010, compared to 9.3% for 2009.

Hudson Asia

Hudson Asia’s revenue was $34.2 million for the year ended December 31, 2010, as compared to $25.1 million for 2009, an increase of $9.1 million or 36.2%. On a constant currency basis, Hudson Asia’s revenue increased $8.3 million or 31.8%. The revenue increase in Hudson Asia was entirely in permanent recruitment, which represents substantially all of the business in this segment.

The increase in permanent recruitment revenue was led by China, which increased $4.6 million or 49.6% on a constant currency basis. In Singapore and Hong Kong, permanent recruitment revenue increased $2.0 million and $1.3 million, or 20.2% and 38.9%, respectively. In the segment, the majority of our business is with subsidiaries of multi-national firms and their business confidence and hiring activity has improved significantly compared to 2009. The increase in revenue was primarily due to increased hiring activity in the IT, industrial, and banking and finance sectors.

Hudson Asia’s direct costs were $1.3 million for the year ended December 31, 2010, as compared to $1.5 million for 2009, a decrease of $0.2 million or 15.4%. On a constant currency basis, Hudson Asia’s direct costs decreased $0.3 million or 18.5%.

Hudson Asia’s gross margin was $33.0 million for the year ended December 31, 2010, as compared to $23.6 million for 2009, an increase of $9.3 million or 39.5%. On a constant currency basis, gross margin increased $8.5 million or 35%. The majority of the gross margin increase was in China, which increased $4.9 million or 48.6%. Gross margin increased in Singapore and Hong Kong by $2.4 million and $1.3 million or 21.8% and $38.8%, respectively, compared to 2009. Hudson Asia’s gross margin increased primarily for the same reasons as discussed above with respect to revenue. Total gross margin, as a percentage of total revenue, was 96.3% compared to 94.0% for 2009.

Hudson Asia’s selling, general and administrative expenses were $28.0 million for the year ended December 31, 2010, as compared to $23.4 million for 2009, an increase of $4.5 million or 19.4%. On a constant currency basis, selling, general and administrative expenses increased $3.8 million or 15.9%. The increase was primarily due to increased staff compensation due to the higher gross margin. These expenses, as a percentage of revenue, were 81.7% compared to 92.9% for 2009 and were attributable primarily to an increase in sales productivity. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily due to the higher revenue in 2010 and savings from the restructuring program completed in 2009.

The 2009 results included a non-cash charge of $1.7 million related to the impairment of goodwill at the China reporting unit. There were no goodwill impairment charges for the year ended December 31, 2010.

Hudson Asia’s net other non-operating expense was $0.9 million for the year ended December 31, 2010, as compared to net other non-operating income of $0.2 million for 2009, an increase in net other non-operating expense of $1.1 million. On a constant currency basis, net other non-operating expense increased $1.1 million. The entire increase was due to increased corporate management service allocations.

Hudson Asia’s EBITDA was $4.6 million for the year ended December 31, 2010, as compared to an EBITDA loss of $0.6 million for 2009, an increase in EBITDA of $5.2 million. On a constant currency basis, EBITDA increased $5.1 million. Hudson Asia’s EBITDA, as a percentage of revenue, was 13.4% compared to an EBITDA loss of 1.8% for 2009. The increase in EBITDA was primarily due to the factors discussed above.

Hudson Asia’s operating income was $5.1 million for the year ended December 31, 2010, as compared to an operating loss of $1.5 million for 2009, an increase in operating income of $6.6 million. On a constant currency basis, operating income increased $6.5 million. Operating income, as a percentage of revenue, was 14.8% compared to an operating loss of 5.7% for 2009.

Corporate and Other

Corporate expenses were $19.0 million for the year ended December 31, 2010, as compared to $17.2 million for 2009, an increase of $1.8 million or 10.4%. The increase was primarily due to higher performance based compensation of $2.0 million as a result of the improvement in gross margin of $38.1 million and improvement in EBITDA of $42.0 million as compared to 2009.

Corporate net other non-operating income was $13.7 million for the year ended December 31, 2010, as compared to $3.7 million for 2009, an increase of $10.1 million. The increase was primarily due to increased corporate management service allocations to the reportable segments to reflect their greater use of corporate resources.

Corporate EBITDA loss was $5.1 million for the year ended December 31, 2010, as compared to $13.5 million for 2009, an increase in EBITDA of $8.4 million and was primarily due to the factors discussed above.

Interest

Interest expense, net of interest income was $1.3 million for the year ended December 31, 2010, as compared to $0.7 million for 2009, an increase of $0.6 million. Interest for the year ended December 31, 2010 included a $0.3 million write-off of unamortized deferred financing costs related to the early termination of the Company’s credit agreement with Wells Fargo Capital Finance, Inc.

Provision for (benefit from) Income Taxes

The provision for income taxes for the year ended December 31, 2010 was $1.5 million on a $3.0 million loss from continuing operations, as compared to a benefit from income taxes of $5.8 million on a $48.7 million loss from continuing operations for 2009. The effective tax rate for the year ended December 31, 2010 was negative 50.1%, as compared to 11.8% for 2009.

The changes in the Company’s effective tax rate compared to 2009 resulted primarily from a reduction in the Company’s pre-tax losses in jurisdictions where we obtain tax benefits and the inability to obtain benefits from losses incurred in other jurisdictions. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net losses in the U.S. and certain other foreign jurisdictions, state taxes, certain non-deductible expenses, such as certain acquisition-related payments, and variations from the U.S. tax rate in foreign jurisdictions.

Net Loss from Continuing Operations

Net loss from continuing operations was $4.4 million for the year ended December 31, 2010, as compared to $43.0 million for 2009, a decrease in net loss of $38.5 million. Basic and diluted loss per share from continuing operations were $0.15 for the year ended December 31, 2010, as compared to a loss of $1.65 for 2009.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations was $0.2 million for the year ended December 31, 2010, as compared to net income from discontinued operations of $2.3 million for 2009, a decrease in net income from discontinued operations of $2.6 million. Net income from discontinued operations for the year ended December 31, 2009 included the receipt of the final earn-out payment of $11.6 million as a result of the Company’s former Highland reporting unit achieving certain 2008 revenue metrics as defined in the sales agreement, partially offset by operating losses from discontinued operations for Japan and Italy of $2.7 million and $2.2 million, respectively. Basic and diluted loss per share from discontinued operations was $0.01 for the year ended December 31, 2010, as compared to basic and diluted earnings per share of $0.09 for 2009.

Net Loss

Net loss was $4.7 million for the year ended December 31, 2010, as compared to $40.6 million for 2009, a decrease in net loss of $35.9 million. Basic and diluted loss per share were $0.16 for the year ended December 31, 2010, as compared to $1.56 for 2009.

The Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

	For The Year Ended December 31,
	2009	2008
$ in thousands	As reported	As reported	Currency translation	Constant currency
Revenue:
Hudson Europe	$276,975	$415,871	$(50,855)	$365,016
Hudson ANZ	227,169	351,148	(31,290)	319,858
Hudson Americas	161,872	273,648	(288)	273,360
Hudson Asia	25,133	38,418	(88)	38,330
Total	691,149	1,079,085	(82,521)	996,564
Direct costs:
Hudson Europe	152,813	203,268	(27,634)	175,634
Hudson ANZ	155,480	220,398	(19,256)	201,142
Hudson Americas	120,913	198,632	(105)	198,527
Hudson Asia	1,490	1,801	(10)	1,791
Total	430,696	624,099	(47,005)	577,094
Gross margin:
Hudson Europe	124,162	212,603	(23,221)	189,382
Hudson Americas	40,959	75,016	(183)	74,833
Hudson ANZ	71,689	130,750	(12,034)	118,716
Hudson Asia	23,643	36,617	(78)	36,539
Total	$260,453	$454,986	$(35,516)	$419,470
Selling, general and administrative(a):
Hudson Europe	$127,296	$195,428	$(21,002)	$174,426
Hudson ANZ	71,291	113,614	(10,412)	103,202
Hudson Americas	50,960	75,647	(277)	75,370
Hudson Asia	23,420	34,277	(53)	34,224
Corporate	17,210	28,499	—	28,499
Total	$290,177	$447,465	$(31,744)	$415,721

(a)	Selling, general and administrative expenses include the following captions on the Consolidated Statements of Operations: salaries and related, office and general, acquisition-related expenses, marketing and promotion, and depreciation and amortization.

Hudson Europe

Hudson Europe’s revenue was $277.0 million for the year ended December 31, 2009, compared to $415.9 million for 2008, a decrease of $138.9 million or 33.4%. On a constant currency basis, Hudson Europe’s revenue decreased $86.1 million or 23.7%. The revenue decrease was primarily due to decreases of $43.4 million or 42.9% in permanent recruitment, $28.3 million or 13.4% in contracting and $9.7 million or 23% in talent management revenues.

The majority of the decline in constant currency was in the U.K., where contracting and permanent recruitment revenues declined $27.3 million and $18.6 million or 16.8% and 41.7%, respectively. The revenue declined as a result of general economic weakness, particularly in the financial services sector, and the continued weakness in other professional sectors, which experienced the majority of the job losses in the U.K. In the second half of 2009, however, the U.K. experienced sequential improvement in both contracting and permanent recruitment revenue over the first half of 2009, as clients, particularly in the banking and financial services sectors, eased hiring and budget restrictions implemented in the beginning of the year.

In Continental Europe, permanent recruitment and talent management revenues declined $24.9 million and $6.9 million, respectively, for the year ended December 31, 2009, compared to 2008. Contracting revenue declined less than 3% for the year ended December 31, 2009, compared to 2008 and returned to sequential growth by the end of 2009. In France and Belgium, permanent recruitment revenue declined $10.2 million or 42.4%, and $7 million or 42%, respectively, for the year ended December 31, 2009, compared to 2008. These markets experienced declines in their major sectors, including real estate and financial services. Permanent recruitment revenue in France did, however, begin to show signs of sequential growth in the later part of 2009. Talent management revenue in Belgium declined $5.6 million or 21.2% for the year ended December 31, 2009, compared to 2008. The majority of the decline was driven by reductions in demand for assessment work in the public and financial services sectors. The decrease was partially offset by an increase in revenue for career guidance services. The economic weakness did not have a major impact on the Netherlands’ contracting revenue as public sector spending remained stable.

Hudson Europe’s direct costs were $152.8 million for the year ended December 31, 2009, as compared to $203.3 million for 2008, a decrease of $50.5 million or 24.8%. On a constant currency basis, Hudson Europe’s direct costs decreased $22.6 million or 12.9%. The decrease in direct costs was primarily due to fewer contractors on billing and was a direct result of the factors affecting revenue as discussed above.

Hudson Europe’s gross margin was $124.2 million for the year ended December 31, 2009, compared to $212.6 million for 2008, a decrease of $88.4 million or 41.6%. On a constant currency basis, gross margin decreased $63.6 million or 33.9%. Permanent recruitment gross margin declined $43.1 million or 43.4% for the year ended December 31, 2009, of which slightly less than half of the decline, or $18.5 million, was in the U.K. Declines in permanent recruitment gross margin in France and Belgium were $10.3 million and $7 million, respectively. The declines in the U.K., France and Belgium approximated 42.6%, 43.1% and 42.0%, respectively. These declines were generally due to decreased demand for hiring permanent staff and lower average fees. The declines in contracting and talent management gross margin were $10.1 million and $8.5 million, or 21.2% and 23%, respectively. The majority of the decline in contracting was in the U.K. and it was primarily driven by a reduction in billable hours and fewer contractors on billing. The majority of the talent management gross margin decline was in Belgium and it was driven by the same factors affecting revenue as described above.

Contracting gross margin as a percentage of revenue was 20.6% for the year ended December 31, 2009, compared to 22.6% for 2008. The decline was partially driven by a change in client mix towards high volume and IT clients with lower margins in the U.K. Total gross margin as a percentage of revenue was 44.8% for the year ended December 31, 2009, compared to 51.7% for 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on gross margin.

Hudson Europe’s selling, general and administrative expenses were $127.3 million for the year ended December 31, 2009, compared to $195.4 million for 2008, a decrease of $68.1 million or 34.9%. On a constant currency basis, selling, general and administrative expenses decreased $47.7 million or 26%. The decrease in selling, general and administrative expenses was partially due to reductions resulting from performance management of the consultant staff, lower travel and marketing expenses and lower commissions associated with lower gross margin. The decrease in selling, general and administrative expenses also resulted from restructuring actions, including the reduction of management and support staff, the consolidation of functions and the successful negotiations of existing and new leases at lower rates in the fourth quarter of 2008 and in 2009. Selling, general and administrative expenses, as a percentage of revenue, were 46% for the year ended December 31, 2009, compared to 47.4% for 2008.

Hudson Europe incurred $9.7 million of reorganization expenses for the year ended December 31, 2009, compared to $2.9 million for 2008, an increase of $6.8 million. On a constant currency basis, reorganization expenses increased $6.8 million. Reorganization expenses incurred in 2009 were related to the Company’s 2009 restructuring plan and included amounts provided for employee termination benefits primarily in the U.K., France, Belgium, Spain and Sweden. The expenses also related to the restructuring of the management structure in regional head-office and in local markets, as well as contract cancellation costs and lease termination payments.

Hudson Europe’s 2008 results included a non-cash charge of $19.6 million for the impairment of goodwill related to Hudson Europe. There were no impairment charges for the year ended December 31, 2009.

Hudson Europe’s other non-operating expense was $1.5 million for the year ended December 31, 2009, as compared to non-operating income of $1.5 million for 2008, a decrease in non-operating income of $3 million. On a constant currency basis, net non-operating income decreased $3 million. The decrease was primarily due to lower foreign currency translation gains and increased corporate management services allocations.

Hudson Europe’s EBITDA loss was $9.8 million for the year ended December 31, 2009, as compared to positive EBITDA of $2.2 million for 2008, a decrease in EBITDA of $12 million. On a constant currency basis, EBITDA decreased $8.1 million. Hudson Europe’s EBITDA loss, as a percentage of revenue, was 3.5% for the year ended December 31, 2009, compared to positive EBITDA of 0.5% for 2008. The decrease in EBITDA was primarily due to the factors discussed above.

Hudson Europe’s operating loss was $12.8 million for the year ended December 31, 2009, as compared to $5.3 million for 2008, an increase of $7.5 million. On a constant currency basis, operating loss increased $4.5 million. Operating loss, as a percentage of revenue, was 4.6% for the year ended December 31, 2009, compared to 2.3% for 2008.

Hudson ANZ

Hudson ANZ’s revenue was $227.2 million for the year ended December 31, 2009, as compared to $351.1 million for 2008, a decrease of $124.0 million, or 35.3%. On a constant currency basis, Hudson ANZ’s revenue decreased $92.7 million or 29.0%. The revenue decline was primarily driven by contracting and permanent recruitment revenue decreases of $55.9 million and $34.5 million, or 23.5% and 55.4%, respectively. The decrease in revenue was slightly offset by an increase in talent management revenue of $1.5 million or 12.3%.

The decrease in contracting revenue was primarily due to the continued recessionary economic conditions in the markets in which we operate. We experienced declines in major sectors of these markets including financial services, public works, industrial, technology, and mining and resources. Permanent recruitment revenue declined partially due to reduced demand for permanent recruitment services in a weaker economic environment and partially to a decrease in fees on permanent placements. However, the rate of decline in revenue was less in the second half of 2009, as compared to the first half of 2009. Talent management revenue increased primarily due to the increase in demand for outplacement services as companies reduced the size of their work forces earlier in the year.

Hudson ANZ’s direct costs were $155.5 million for the year ended December 31, 2009, as compared to $220.4 million for 2008, a decrease of $64.9 million or 29.5%. On a constant currency basis, Hudson ANZ’s direct costs decreased by $45.7 million or 22.7%. The decrease in direct costs was primarily due to fewer contractors on billing, a direct result of the factors affecting revenue as noted above.

Hudson ANZ’s gross margin was $71.7 million for the year ended December 31, 2009, as compared to $130.7 million for 2008, a decrease of $59 million or 45.2%. On a constant currency basis, gross margin decreased $47.0 million or 39.6%. Permanent recruitment and contracting gross margins decreased $34.3 million or 53.2% and $12.5 million or 29.9%, respectively. Talent management gross margins increased $0.9 million or 9.1%.

Permanent recruitment gross margin declined primarily for the same reasons as the decline in permanent recruitment revenue. The decline in contracting gross margin was driven by a reduction in billable hours, average fees and fewer contractors on billing. The increase in talent management gross margin was driven by the same factors affecting revenue as described above.

Contracting gross margin, as a percentage of revenue, was 16.1% compared to 17.6% for 2008. The decline was partially driven by increased pricing pressure discussed above. Total gross margin, as a percentage of total revenue, was 31.6% compared to 37.1% for 2008. The steeper decline in total gross margin as a percentage of revenue was primarily due to the decline in permanent recruitment revenue, which has a proportionately greater effect on gross margin.

Hudson ANZ’s selling, general and administrative expenses were $71.3 million for the year ended December 31, 2009, as compared to $113.8 million for 2008, a decrease of $42.5 million or 37.4%. On a constant currency basis, selling, general and administrative expenses decreased $32.1 million or 31.1%. The decrease in selling, general and administrative expenses was primarily attributable to lower commissions and bonuses associated with lower gross margin and lower travel and marketing expenses. The decrease also resulted from restructuring actions, including reduction of consultant headcount and management support, and consolidation of functions and facilities. These expenses, as a percentage of revenue, were 31.4% compared to 32.3% for the same period in 2008.

Hudson ANZ’s reorganization expenses were $3.1 million for the year ended December 31, 2009, as compared to $3.7 million for 2008, a decrease of $0.6 million. On a constant currency basis, reorganization expenses decreased $1.2 million. Reorganization expenses incurred for the year ended December 31, 2009 included amounts provided for employee termination benefits primarily in Australia and New Zealand and costs to exit several leases in Australia and New Zealand.

Hudson ANZ’s net other non-operating expense was $0.1 million for the year ended December 31, 2009, as compared to $3.4 million for 2008, a decrease of $3.3 million. On a constant currency basis, net other non-operating expense decreased $2.9 million. The decrease was primarily due to lower corporate management service allocations.

Hudson ANZ’s EBITDA loss was $0.3 million for the year ended December 31, 2009, as compared to EBITDA of $12.7 million for 2008, a decrease in EBITDA of $13 million. On a constant currency basis, EBITDA declined $10.9 million. Hudson ANZ’s EBITDA loss, as a percentage of revenue, was 0.1% compared to EBITDA of 3.3% for 2008. The decline in EBITDA was primarily due to the factors discussed above.

Hudson ANZ’s operating loss was $2.7 million for the year ended December 31, 2009, as compared to an operating income of $13.2 million for 2008, a decrease in operating income of $15.9 million. On a constant currency basis, operating income decreased $13.6 million. Operating loss, as a percentage of revenue, was 1.2% compared to operating income of 3.4% for 2008.

Hudson Americas

Hudson Americas’ revenue was $161.9 million for the year ended December 31, 2009, as compared to $273.7 million for 2008, a decrease of $111.8 million or 40.9%. Of this decline, $104.3 million was in contracting and $7.8 million was in permanent recruitment revenue. These declines were 40.0% and 58.8%, respectively, compared to 2008.

Revenue in Legal Services contracting, the largest Hudson Americas practice, declined $75.0 million or 44.1%, and the other contracting areas of IT and Financial Solutions declined $29.2 million or 32.3%. With respect to Legal Services contracting revenue, the 2008 results included revenue attributed to two large projects of approximately $49.9 million that were completed by the end of 2008, about the time large-project initiation was declining. The remainder of the decline in Legal Services contracting revenue, $25.1 million, was primarily due to the initiation of fewer, large scale, new client projects and a lower level of litigation and merger and acquisition activities by clients in the period. The rate of decline in Legal Services contracting revenue was less in the second half of 2009 as compared to the first half of 2009 and Legal Services reported sequential growth in the latter part of the year. Contracting revenue in IT and Financial Solutions declined primarily due to weaker economic conditions. Clients who tend to use these services generally delayed new projects and restricted outside hiring as a cost reduction and cash preservation measure.

Hudson Americas’ direct costs were $120.9 million for the year ended December 31, 2009, as compared to $198.6 million for 2008, a decrease of $77.7 million or 39.1%. The decrease was primarily due to fewer contractors on billing, which was a direct result of the factors affecting the contracting revenue as noted above.

Hudson Americas’ gross margin was $41.0 million for the year ended December 31, 2009, as compared to $75.0 million for 2008, a decrease of $34.0 million or 45.4%. The majority of Hudson Americas’ gross margin decline was from contracting, which declined $26.7 million or 42.9% compared to 2008. The largest portion of the contracting decline was in Legal Services which declined by $16.4 million or 46.8%. The decline in Legal Services gross margin was primarily due to the lower level of demand for these services, underutilization of legal project facilities and approximately a 6% reduction in average bill rates as a result of increased competition. The decline in contracting revenue in IT and Financial Solutions was partially due to a reduction in billable hours, fewer contractors on billing and approximately a 2% reduction in average bill rates as a result of increased pricing pressure from clients.

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

Hudson Americas’ selling, general and administrative expenses were $51.0 million for the year ended December 31, 2009, as compared to $75.6 million for 2008, a decrease of $24.6 million or 32.6%. The decrease in selling, general and administrative expenses was partially due to head count reductions resulting from performance management of the consultant staff, lower commissions associated with lower gross margin and lower travel and marketing expenses. The decrease in selling, general and administrative expenses also resulted from restructuring actions, including the reduction of management and support staff and the consolidation of functions and facilities. Hudson Americas’ selling, general and administrative expenses, as a percentage of revenue, were 31.5% for the year ended December 31, 2009, compared to 27.6% for 2008.

Hudson Americas incurred $5.1 million of reorganization expenses during the year ended December 31, 2009, as compared to $3.1 million for 2008, an increase of $2 million. Reorganization expenses incurred during the year ended December 31, 2009 consisted primarily of amounts provided for employee termination benefits and lease termination payments related to the 2009 restructuring plan.

Hudson Americas’ 2008 results included non-cash charges of $38.2 million, $2.2 million and $0.4 million for the impairment of goodwill, other long-term assets and intangibles, respectively, related to Hudson Americas. There were no impairment charges for the year ended December 31, 2009.

Hudson Americas’ other non-operating expense was $0.8 million for the year ended December 31, 2009, as compared to $2.8 million for 2008, a decrease of $2 million. The decrease was primarily due to a decrease in corporate management service allocations of $1.1 million, an unrealized gain on derivative of $0.5 million in 2009 and an increase of $0.3 million in foreign exchange gains.

Hudson Americas’ EBITDA loss was $11.3 million for the year ended December 31, 2009, compared to $42.6 million for 2008, a decrease in EBITDA loss of $31.2 million. Hudson Americas’ EBITDA loss, as a percentage of revenue, was 7% for the year ended December 31, 2009, compared to 15.6% for 2008. The decrease in EBITDA loss was primarily due to the goodwill, intangible assets and other long-term asset impairment charges of $40.8 million in 2008 and reductions in selling, general and administrative expenses of $24.5 million in 2009, partially offset by the reduced gross margin of $34 million in 2009.

Hudson Americas’ operating loss was $15.0 million for the year ended December 31, 2009, compared to an operating loss of $44.4 million for 2008, a decrease in operating loss of $29.4 million. Operating loss, as a percentage of revenue, was 9.3% for the year ended December 31, 2009, compared to 16.2% for 2008. The decrease in operating loss resulted primarily from the same factors as discussed above with respect to EBITDA.

Hudson Asia

Hudson Asia’s revenue was $25.1 million for the year ended December 31, 2009, as compared to $38.4 million for 2008, a decrease of $13.3 million or 34.6%. On a constant currency basis, Hudson Asia’s revenue decreased $13.2 million or 34.4%. The revenue decrease in Hudson Asia was entirely in permanent recruitment, which represents substantially all of its business.

The decrease in permanent recruitment revenue was led by China, which decreased $6.7 million or 42.6% on a constant currency basis. In Singapore and Hong Kong, permanent recruitment revenue decreased $2.8 million and $4.3 million, or 23.3% and 56.1%, respectively. As with other markets, general economic conditions caused a reduction in demand for permanent recruitment services, including widespread hiring freezes early in 2009. The majority of revenue in Asia is derived from multinational clients, and during the second half of 2009, we experienced sequential improvement in revenue in China and Singapore over the first half of 2009 as these clients eased hiring restrictions implemented in the beginning of the year. Although the majority of recruitment needs in the region continue to be met using in-house resources, demand is increasing for recruitment agency services.

Hudson Asia’s direct costs were $1.5 million for the year ended December 31, 2009, as compared to $1.8 million for 2008, a decrease of $0.3 million or 17.3%. On a constant currency basis, Hudson Asia’s direct costs decreased $0.3 million or 16.8%. The decrease was a direct result of the factors affecting revenue as noted above.

Hudson Asia’s gross margin was $23.6 million for the year ended December 31, 2009, as compared to $36.6 million for 2008, a decrease of $13 million or 35.4%. On a constant currency basis, gross margin decreased $12.9 million or 35.3%. The majority of the gross margin decrease was in China, which decreased $6.4 million or 39.2%. Gross margin decreased in Hong Kong and Singapore by $4.4 million and $2.4 million or 56.2% and 18.6%, respectively, compared to 2008. Hudson Asia’s gross margin declined primarily for the same reasons as the decline in permanent recruitment revenue. Total gross margin, as a percentage of total revenue, was 94.1% compared to 95.3% for the same period in 2008.

Hudson Asia’s selling, general and administrative expenses were $23.4 million for the year ended December 31, 2009, as compared to $34.3 million for 2008, a decrease of $10.9 million or 31.7%. On a constant currency basis, selling, general and administrative expenses decreased $10.8 million or 31.6%. The decrease in selling, general and administrative expenses was primarily attributable to lower commissions and bonuses associated with lower gross margin. The decrease also resulted from restructuring actions, including a reduction of headcount and management support, and consolidation of functions and facilities. These expenses, as a percentage of revenue, were 93.2% compared to 89.3% for 2008 and is attributable primarily to a decrease in sales productivity. The increase in selling, general and administrative expenses as a percentage of revenue was also due to the lower revenue in 2009 as compared to 2008.

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

Hudson Asia’s net other non-operating income was $0.2 million for the year ended December 31, 2009, as compared to $0.2 million for 2008. On a constant currency basis, net other non-operating income remained flat.

Hudson Asia’s EBITDA loss was $0.6 million for the year ended December 31, 2009, as compared to $3.4 million for 2008, a decrease in EBITDA loss of $2.9 million. On a constant currency basis, EBITDA loss decreased $2.9 million. Hudson Asia’s EBITDA loss, as a percentage of revenue, was 2.2% compared to 9.0% for 2008. The decrease in EBITDA loss was primarily due to the factors discussed above.

Hudson Asia’s operating loss was $1.5 million for the year ended December 31, 2009, as compared to $4.7 million for 2008, a decrease of $3.3 million. On a constant currency basis, operating loss decreased $3.2 million. Operating loss, as a percentage of revenue, was 6.2% compared to 12.4% for 2008.

Corporate and Other

Corporate expenses were $17.2 million for the year ended December 31, 2009, as compared to $28.5 million for 2008, a decrease of $11.3 million or 39.6%. This decrease was primarily due to lower professional fees of $4.3 million, decreases in support staff compensation of $2.8 million, other office and administrative costs of $2.7 million and travel related expenses of $0.7 million.

Corporate net other non-operating income was $3.7 million for the year ended December 31, 2009, as compared to $7.7 million for 2008, a decrease of $4 million. The decrease was primarily due to decreased corporate management service allocations to the reportable segments as a result of lower corporate expenses incurred in 2009.

Interest

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

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations was $2.3 million for year ended December 31, 2009, as compared to a net loss from discontinued operations of $1.2 million for 2008, an increase of $3.5 million. The increase was primarily due to the receipt of the final earn-out payment of $11.6 million due the Company as a result of its former Highland Partners executive search business (“Highland”) reporting unit achieving certain 2008 revenue metrics as defined in the sale agreement, partially offset by the provision for income taxes from the gain of the final earn out payment above of $4 million, and the losses from discontinued operations in Japan of $2.9 million and Italy of $1.6 million.

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

Cash flows

	For The Year Ended December 31,
(In millions)	2010	2009	2008
Net cash (used in) provided by operating activities	$(14.5)	$(27.0)	$11.9
Net cash (used in) provided by investing activities	(0.1)	6.8	4.2
Net cash provided by (used in) financing activities	7.6	4.4	(0.7)
Effect of exchange rates on cash and cash equivalents	0.5	2.7	(5.4)
Net (decrease) increase in cash and cash equivalents	$(6.5)	$(13.1)	$10.0

The Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Cash Flows Used in Operating Activities

For the year ended December 31, 2010, net cash used in operating activities was $14.5 million, compared to $27 million for 2009, a decrease in net cash used in operating activities of $12.5 million. The decrease was primarily due to lower net operating losses from continuing operations and lower payments related to the 2009 restructuring program in 2010 offset principally by an increase in working capital as a result of the growth in contracting revenue in 2010.

Cash Flows (Used in) Provided by Investing Activities

For the year ended December 31, 2010, net cash used in investing activities was $0.1 million compared to net cash provided by investing activities of $6.8 million for 2009, a decrease in net cash provided by investing activities of $6.9 million. The primary source of net cash from investing activities in 2010 was the collection of $6.2 million total from instruments related to the sale of Hudson Americas’ ETS division, namely a note receivable of $4.5 million and the sale of warrants for $1.7 million. This was offset by an increase in restricted cash of $1.7 million. In 2009, the primary source of net cash from investing activities was the receipt of the final earn out payment of $11.6 million from the sale of Highland Partners.

Cash Flows Provided by Financing Activities

For the year ended December 31, 2010, net cash provided by financing activities was $7.6 million compared to $4.4 million for 2009, an increase of $3.2 million. The increase was primarily due to $19.2 million of proceeds from the issuance of common stock and a reduction in purchase of treasury stock, partially offset by an increase in net repayments under the Company’s credit facilities of $14.5 million and payment of deferred financing costs of $1.5 million.

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

Credit Agreements

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility (the “Revolver Agreement”) with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), that provides the Company with the ability to borrow up to $40 million, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50 million, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves principally related to the U.K. and North America operations. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1.5 million of deferred financing costs, which are being amortized over the term of the agreement. As of December 31, 2010, the Company’s borrowing base was $34.6 million and the Company was required to maintain a minimum availability of $10 million. As of December 31, 2010, the Company had no outstanding borrowings, and $2.7 million of outstanding letters of credit issued, under the Revolver Agreement, resulting in the Company being able to borrow up to an additional $21.9 million after deducting the minimum availability, outstanding borrowings and outstanding letters of credit issued.

The maturity date of the Revolver Agreement is August 5, 2014. Borrowings may initially be made with an interest rate based on a base rate plus 2.25% or on the LIBOR rate for the applicable period plus 3.25%. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). The interest rate on outstanding borrowings was 5.5% as of December 31, 2010. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and certain of its North American and U.K. subsidiaries.

The Revolver Agreement contains various restrictions and covenants including (1) a requirement to maintain a minimum excess availability of $10,000 until such time as for two consecutive fiscal quarters (i) the Company’s Fixed Charge Coverage Ratio is at least 1.2x and (ii) the Company’s North American and U.K. operations, for the four fiscal quarters then ending, have an EBITDA (as defined in the Revolver Agreement) for such twelve month period of not less than $0.5 million as of the end of each fiscal quarter during the fiscal years 2010 and 2011 and $1 million at the end of each fiscal quarter thereafter; thereafter a requirement to maintain a minimum availability of $5 million, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $0.5 million during the fiscal years 2010 and 2011 and $1 million thereafter; (2) a limit on the payment of dividends of not more than $5 million per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25 million in cash and $25 million in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4 million per year. The Company was in compliance with all covenants under the Revolver Agreement as of December 31, 2010.

Prior to entering into the Revolver Agreement with RBS, the Company had a primary credit facility (the “Credit Agreement”) with Wells Fargo Capital Finance, Inc. (“WFCF”) and another lender that provided the Company with the ability to borrow up to $75 million, including the issuance of letters of credit. In connection with entering into the Revolver Agreement described above, the Company terminated the Credit Agreement effective August 12, 2010. The Company repaid the outstanding balance of $10.5 million under the Credit Agreement and paid an early termination fee of $0.6 million on the effective date of termination. The early termination fee is included in the caption “Fee for early extinguishment of credit facility” in the accompanying Consolidated Statements of Operations. In addition, the Company recorded a non-cash write-off of $0.3 million of unamortized deferred financing costs in connection with the termination of the Credit Agreement.

On August 3, 2010, an Australian subsidiary of the Company entered into a Receivables Finance Agreement and related agreements (the “Finance Agreement”) with Commonwealth Bank of Australia (“CBA”) that provides the Australian subsidiary with the ability to borrow up to approximately $15.3 million (AUD 15 million). Under the terms of the Finance Agreement, the Australian subsidiary may make offers to CBA to assign its accounts receivable with recourse, which accounts receivable CBA may in its good faith discretion elect to purchase. As of December 31, 2010, the Company had $0.5 million (AUD 0.5 million) of outstanding borrowings under the Finance Agreement. Available credit for use under the Finance Agreement as of December 31, 2010 was $14.8 million (AUD 14.5 million).

The Finance Agreement does not have a stated maturity date and can be terminated by either party upon 90 days written notice. Borrowings may be made with an interest rate based on the average bid rate for bills of exchange (“BBSY”) with the closest term to 30 days plus a margin of 1.6%. The interest rate was 6.28% as of December 31, 2010. Borrowings are secured by substantially all of the assets of the Australian subsidiary and are based on an agreed percentage of eligible accounts receivable.

The Finance Agreement contains various restrictions and covenants for the Australian subsidiary, including (1) a requirement to maintain a minimum Tangible Net Worth (as defined in the Finance Agreement) ratio of 70%; (2) a minimum Fixed Charge Coverage Ratio (as defined in the Finance Agreement) of 1.4x for a trailing twelve month period; and (3) a limitation on certain intercompany payments of expenses, interest and dividends not to exceed Net Profit After Tax (as defined in the Finance Agreement). The Australian subsidiary was in compliance with all covenants under the Finance Agreement as of December 31, 2010.

As of December 31, 2010, the Company had a total of $1.8 million of bank guarantees issued by CBA under the Finance Agreement that were collateralized by a restricted term deposit of an equal amount.

The Company also has lending arrangements with local banks through its subsidiaries in Belgium, the Netherlands, New Zealand, Singapore and China. The aggregate outstanding borrowings under the lending arrangements in Belgium, the Netherlands and New Zealand were $0.8 million and $0 as of December 31, 2010 and 2009, respectively. As of December 31, 2010, the Belgium and the Netherlands subsidiaries could borrow up to $5 million based on an agreed percentage of accounts receivable related to their operations. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus 2.5%, or about 3.31% at December 31, 2010. The lending arrangements of Belgium and the Netherlands will expire on May 2, 2011 and May 15, 2011, respectively. In New Zealand, the Company’s subsidiary can borrow up to $1.9 million (NZD 2.5 million) as of December 31, 2010 for working capital purposes. This lending arrangement expires on March 31, 2012. Interest on borrowings under the New Zealand lending arrangement is based on a three month cost of funds rate as determined by the bank, plus a 1.6% margin, and was 6.76% on December 31, 2010. In China, the

Company’s subsidiary can borrow up to $1 million for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points, and was 7.6% on December 31, 2010. There were no outstanding borrowings under this overdraft facility as of December 31, 2010 and 2009. This overdraft facility expires annually each September, but can be renewed for one year periods at that time.

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

Liquidity Outlook

The Company has a total liquidity of $73.4 million as of December 31, 2010, which included $29.5 million of cash and cash equivalents on hand and $43.9 million of availability under the Revolver Agreement, the Finance Agreement with CBA and other lending arrangements in Belgium, the Netherlands, New Zealand and China. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s total liquidity as of December 31, 2010. The Company’s near-term cash requirements during 2011 are primarily related to funding operations and capital expenditures. The Company expects to maintain a reduced level of capital expenditures in 2011 as it did in 2010 and 2009. In 2011, the Company expects to make capital expenditures of approximately $5 million to $7 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

Although 2010 showed some encouraging signs of economic recovery in the key markets in which the Company operates, there remains concern about the strength and sustainability of the economic recovery. The Company believes that future external market conditions remain uncertain particularly the access to credit, rates of near-term projected economic growth and levels of unemployment in the markets in which it operates. Due to these uncertain external market conditions, the Company cannot provide assurance that actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination of those sources. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Off-Balance Sheet Arrangements.

As of December 31, 2010, the Company had no off-balance sheet arrangements.

Contractual Obligations.

The Company has entered into various commitments that will affect its cash generation capabilities going forward. Particularly, it has entered into several non-cancelable operating leases for facilities and equipment worldwide. Future contractual obligations as of December 31, 2010 are as follows (dollars in thousands) (commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2010):

Contractual Obligation(a)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$27,256	$40,578	$27,940	$39,996	$135,770
Other long term liabilities:
Reorganization expenses	2,619	510	—	—	3,129
Total	$29,875	$41,088	$27,940	$39,996	$138,899

(a)	The Company’s other non-current liabilities and non-current income tax payable of $18.3 million in the Consolidated Balance Sheet as of December 31, 2010 are primarily comprised of income taxes, unrecognized tax benefits, deferred rent, and other various accruals. As the timing and/or amounts of any cash payment is uncertain, the related amounts have not been reflected in the table above.

REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) risks related to fluctuations in the Company’s operating results from quarter to quarter, (3) the ability of clients to terminate their relationship with the Company at any time, (4) competition in the Company’s markets, (5) risks associated with the Company’s investment strategy, (6) risks related to international operations, including foreign currency fluctuations, (7) the Company’s dependence on key management personnel, (8) the Company’s ability to attract and retain highly skilled professionals, (9) the Company’s ability to collect its accounts receivable, (10) the Company’s history of negative cash flows and operating losses may continue, (11) the Company’s ability to utilize net operating loss carry-forwards, (12) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (13) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (14) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (15) risks related to providing uninterrupted service to clients, (16) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (17) volatility of the Company’s stock price, (18) the impact of government regulations, and (19) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2010, the Company earned approximately 87% of its gross margin outside of the United States, and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

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

As more fully described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has credit agreements with RBS Business Capital and Commonwealth Bank of Australia. The Company also has other credit agreements with lenders in Belgium, the Netherlands, New Zealand, Singapore and China. The Company does not hedge the interest risk on borrowings under any such credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

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

We have audited the accompanying consolidated balance sheets of Hudson Highland Group, Inc. and subsidiaries (Hudson Highland Group, Inc.) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules included in Item 15 of Form 10-K. These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Highland Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hudson Highland Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2011 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 23, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hudson Highland Group, Inc.:

We have audited Hudson Highland Group Inc.’s and subsidiaries (Hudson Highland Group, Inc.) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Highland Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hudson Highland Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Highland Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 23, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 23, 2011

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue	$794,542	$691,149	$1,079,085
Direct costs	495,969	430,696	624,099
Gross margin	298,573	260,453	454,986
Operating expenses:
Salaries and related	222,185	204,097	325,774
Office and general	65,185	66,713	90,110
Marketing and promotion	6,943	6,824	16,919
Depreciation and amortization	8,184	12,543	14,662
Business reorganization and integration expenses	1,694	18,180	11,217
Goodwill and other impairment charges	—	1,549	67,087
Total operating expenses	304,191	309,906	525,769
Operating loss	(5,618)	(49,453)	(70,783)
Other (expense) income:
Interest, net	(1,278)	(694)	1,099
Other, net	4,500	1,444	3,269
Fee for early extinguishment of credit facility	(563)	—	—
Loss from continuing operations before provision for income taxes	(2,959)	(48,703)	(66,415)
Provision for (benefit from) income taxes	1,482	(5,750)	6,681
Loss from continuing operations	(4,441)	(42,953)	(73,096)
(Loss) income from discontinued operations, net of income taxes	(244)	2,344	(1,222)
Net loss	$(4,685)	$(40,609)	$(74,318)
(Loss) earnings per share:
Basic and diluted
Loss from continuing operations	$(0.15)	$(1.65)	$(2.90)
(Loss) income from discontinued operations	(0.01)	0.09	(0.05)
Net loss	$(0.16)	$(1.56)	$(2.95)
Basic and diluted weighted average shares outstanding:	29,931	26,036	25,193

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$29,523	$36,064
Accounts receivable, less allowance for doubtful accounts of $2,145 and $2,423, respectively	128,576	98,994
Prepaid and other	13,988	13,308
Total current assets	172,087	148,366
Property and equipment, net	16,593	19,433
Other assets	17,154	14,145
Total assets	$205,834	$181,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,812	$12,811
Accrued expenses and other current liabilities	74,990	54,103
Short-term borrowings	1,339	10,456
Accrued business reorganization expenses	2,619	8,784
Total current liabilities	93,760	86,154
Other non-current liabilities	10,493	11,115
Income tax payable, non-current	8,303	8,415
Total liabilities	112,556	105,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 32,181 and 26,836 shares, respectively	32	27
Additional paid-in capital	466,582	445,541
Accumulated deficit	(408,199)	(403,514)
Accumulated other comprehensive income – translation adjustments	34,902	34,509
Treasury stock, 9 and 114 shares, respectively, at cost	(39)	(303)
Total stockholders’ equity	93,278	76,260
Total liabilities and stockholders’ equity	$205,834	$181,944

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(4,685)	$(40,609)	$(74,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,184	12,630	14,913
Goodwill and other impairment charges	—	1,549	67,087
Provision (recovery) of doubtful accounts	392	(290)	(213)
(Benefit from) provision for deferred income taxes	(223)	(3,542)	935
Stock-based compensation	1,724	973	4,701
Net gain on disposal of assets	—	(11,625)	(4,838)
Fee for early extinguishment of credit facility	563	—	—
Gains on note and warrant from asset sale	(3,369)	—	—
Other, net	462	(625)	—
Changes in assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in accounts receivable	(27,252)	39,147	50,393
(Increase) decrease in other assets	(1,592)	5,635	(3,663)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	17,366	(31,523)	(44,909)
(Decrease) increase in accrued business reorganization expenses	(6,031)	1,292	1,772
Net cash (used in) provided by operating activities	(14,461)	(26,988)	11,860
Cash flows from investing activities:
Capital expenditures	(3,264)	(3,666)	(10,558)
Proceeds from sale of assets	81	11,625	20,861
Proceeds from notes and sales of warrants	6,179	—	—
Change in restricted cash	(1,197)	514	500
Payment for acquisitions	(1,856)	(1,669)	(6,607)
Net cash (used in) provided by investing activities	(57)	6,804	4,196
Cash flows from financing activities:
Borrowings under credit facility and other short term financing	99,914	51,985	104,104
Repayments under credit facility and other short term financing	(109,304)	(46,836)	(98,797)
Payment for early extinguishment of credit facility	(563)	—	—
Payment of deferred financing costs	(1,565)	—	—
Proceeds from issuance of common stock, net	19,167	—	—
Net payment on current and long-term debt	—	—	(262)
Issuance of common stock – Employee Stock Purchase Plans and Long Term Incentive Plan option exercises	—	—	2,042
Purchase of treasury stock, including fees	—	(703)	(7,491)
Purchase of restricted stock from employees	(71)	(75)	(242)
Net cash provided by (used in) financing activities	7,578	4,371	(646)
Effect of exchange rates on cash and cash equivalents	399	2,668	(5,446)
Net (decrease) increase in cash and cash equivalents	(6,541)	(13,145)	9,964
Cash and cash equivalents, beginning of the period	36,064	49,209	39,245
Cash and cash equivalents, end of the period	$29,523	$36,064	$49,209
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,098	$999	$936
Cash payment (refund), net during the period for income taxes	$1,905	$(1,215)	$12,183

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total	Total Comprehensive Income (loss)
	Shares	Value
Balance at January 1, 2008	25,666	$26	$444,075	$(288,587)	$44,946	$(345)	$200,115
Net loss	—	—	—	(74,318)	—	—	(74,318)	$(74,318)
Other comprehensive loss, translation adjustments	—	—	—	—	(17,892)	—	(17,892)	(17,892)
Purchase of treasury stock	(1,248)	—	—	—	—	(7,491)	(7,491)	—
Purchase of restricted stock from employees	(27)	—	—	—	—	(242)	(242)	—
Issuance of shares for 401(k) plan contribution	140	—	(176)	—	—	1,156	980	—
Issuance of shares from exercise of stock options	54	—	372	—	—	—	372	—
Issuance of shares from employee stock purchase plan	296	—	1,670	—	—	—	1,670	—
Stock-based compensation	473	—	4,798	—	—	—	4,798	—
Balance at December 31, 2008	25,354	$26	$450,739	$(362,905)	$27,054	$(6,922)	$107,992	$(92,210)
Net loss	—	—	—	(40,609)	—	—	(40,609)	(40,609)
Other comprehensive income, translation adjustments	—	—	—	—	7,455	—	7,455	7,455
Purchase of treasury stock	(243)	—	—	—	—	(703)	(703)	—
Purchase of restricted stock from employees	(29)	—	—	—	—	(75)	(75)	—
Issuance of shares for 401(k) plan contribution	1,318	1	(6,171)	—	—	7,397	1,227	—
Stock-based compensation	322	—	973	—	—	—	973	—
Balance at December 31, 2009	26,722	$27	$445,541	$(403,514)	$34,509	$(303)	$76,260	$(33,154)
Net loss	—	—	—	(4,685)	—	—	(4,685)	(4,685)
Other comprehensive loss, translation adjustments	—	—	—	—	393	—	393	393
Issuance of shares	4,830	5	19,111	—	—	—	19,116	—
Purchase of restricted stock from employees	(16)	—	—	—	—	(71)	(71)	—
Issuance of shares for 401(k) plan contribution	121	—	206	—	—	335	541	—
Stock-based compensation	514	—	1,724	—	—	—	1,724	—
Balance at December 31, 2010	32,171	$32	$466,582	$(408,199)	$34,902	$(39)	$93,278	$(4,292)

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

Hudson Highland Group, Inc. and its subsidiaries (the “Company”) are comprised of the operations, assets and liabilities of the four Hudson regional businesses of Hudson Europe, Hudson Australia and New Zealand (“ANZ”), Hudson Americas and Hudson Asia (“Hudson regional businesses” or “Hudson”). The Company has operated as an independent publicly held company since its spin-off (the “Distribution”) from Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc., on March 31, 2003 (the “Distribution Date”).

Certain prior year amounts have been reclassified to conform to the current period presentation.

Reporting Segments

The Company provides professional staffing services on a permanent and contract basis and a range of human capital services to businesses operating in a wide variety of industries. The Company is organized into four reportable segments: Hudson Europe, Hudson ANZ, Hudson Americas, and Hudson Asia, which constituted approximately 46%, 30% 13%, and 11% of the Company’s gross margin, respectively, for the year ended December 31, 2010.

Corporate expenses are reported separately from the four reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury, the majority of which are attributable and have been allocated to the reportable segments.

Hudson Europe operates from 38 offices in 13 countries, with 48% of its 2010 gross margin generated in the United Kingdom. Hudson ANZ operates from 12 offices in Australia and New Zealand, with 88% of its 2010 gross margin generated in Australia. Hudson Americas operates from 26 offices in the United States and Canada, with 97% of its 2010 gross margin generated in the United States. Hudson Asia operates from 5 offices in Mainland China, Hong Kong and Singapore, with 45% of its 2010 gross margin generated in Mainland China.

Hudson’s regional businesses provide contract personnel and permanent recruitment services to a wide range of clients. With respect to contract personnel, Hudson focuses on providing candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. Hudson provides permanent recruitment services on both a retained and contingent basis and focuses on mid-level professionals. Hudson regional businesses also provide organizational effectiveness and development services through their talent management solutions units.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

The recent global economic downturn has adversely impacted companies worldwide, including many of the Company’s clients. This impact may in turn impact the aforementioned estimates and assumptions, including specifically the Company’s allowance for doubtful accounts and liquidity. Refer to Note 13 for further discussion of the provisions of the Company’s credit agreements.

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

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Revenue, direct costs and gross margin of the Company were as follows:

	For The Year Ended December 31, 2010			For The Year Ended December 31, 2009(1)(2)			For The Year Ended December 31, 2008(2)(3)
	Temporary	Other	Total	Temporary	Other	Total	Temporary	Other	Total
Revenue	$585,321	$209,221	$794,542	$521,780	$169,369	$691,149	$765,720	$313,365	$1,079,085
Direct costs	482,175	13,794	495,969	418,989	11,707	430,696	602,752	21,347	624,099
Gross margin	$103,146	$195,427	$298,573	$102,791	$157,662	$260,453	$162,968	$292,018	$454,986

(1)	Included in the 2009 results were $3,962 of revenue and $827 of gross margin for three additional days of billings, principally related to the Company’s temporary contracting business. The additional days resulted from certain subsidiaries conforming their reporting period from a weekly basis to a calendar month-end basis. The impact of this change was not deemed material to the current and prior periods.
(2)	For the year ended December 31, 2008, the Company reclassified $8,043 of temporary revenue, $7,311 of temporary direct costs, and $732 of temporary gross margin from other revenue, other direct costs and other gross margin, respectively.
(3)	The Company reclassified $6,901 from other revenue (principally permanent recruitment business) to temporary revenue (principally contracting business) for the years ended December 31, 2008 to be consistent with the underlying nature of services being performed. The reclassified amounts relate to revenue earned on services performed by contractors on temporary, short-term assignments for an up-front fee, which is recognized as revenue at the time the client and contractor have accepted all employment terms.

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

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Cash and Cash Equivalents

Cash and cash equivalents, which consist primarily of money market funds, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents. Outstanding checks in excess of cash account balances that are included in accounts payable on the accompanying Consolidated Balance Sheets were insignificant as of December 31, 2010 and 2009.

Restricted Cash

The Company had approximately $3,934 and $3,665 of restricted cash included in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively. Included in these balances was $1,294 and $1,894 as of December 31, 2010 and 2009, respectively, held as collateral under a collateral trust agreement, which supports the Company’s workers’ compensation policy. As of December 31, 2010 and 2009, the Company had $1,811and $0 of restricted term deposits, respectively, with Commonwealth Bank of Australia (“CBA”) held as collateral. These restricted term deposits support the issuances of bank guarantees for certain leases in the Company’s Australia operation and effectively replace the letters of credit covered under the Company’s previous credit agreement with Wells Fargo Capital Finance, Inc. (“WFCF”). As of December 31, 2010 and 2009, the Company had $143 and $0, respectively, in deposits with banks as guarantees for the rent on the Company’s offices in the Netherlands. These balances, totaled to $3,248 and $1,894 as of December 31, 2010 and 2009, respectively, were included in the caption “Other assets” in the accompanying Consolidated Balance Sheets.

The Company had $193 and $159 of deposits with a bank for customer guarantees in Belgium as of December 31, 2010 and 2009, respectively. The Company also had $345 and $293 in deposits with banks in the Netherlands as guarantees for the rent on the Company’s offices and a reserve for employee social tax payments required by law as of December 31, 2010 and 2009, respectively. These deposits totaled approximately $538 and $452 as of December 31, 2010 and 2009, respectively, and were included in the caption “Prepaid and other” in the accompanying Consolidated Balance Sheets.

The Company maintained $133 and $179 of deposits with banks in Spain as guarantees for the rent on the Company’s offices, and insignificant business license deposits with a bank in Singapore as of December 31, 2010 and 2009, respectively. The Company also maintained $1,127 of deposits with banks in the Netherlands as required by law as a reserve for employee social tax payments as of December 31, 2009. These deposits totaled approximately $149 and $1,319 as of December 31, 2010 and 2009, respectively, and were included in the caption “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight line method over the following estimated useful lives:

Years
Furniture and equipment	3 – 8
Capitalized software costs	3 – 5
Computer equipment	2 – 5

Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term. The amortization periods of material leasehold improvements are estimated at the inception of the lease term.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Goodwill

ASC 350-20-35 “Intangibles-Goodwill and Other, Goodwill Subsequent Measurement” requires that goodwill not be amortized but be tested for impairment on an annual basis, or more frequently if circumstances warrant. The Company tests goodwill for impairment annually as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value. Per the provisions of ASC 350, goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company’s reporting units are the components within the reportable segments identified in Note 15. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two compares the implied fair value of the reporting unit’s goodwill with the current carrying amount of that goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment amount equal to the difference is recorded.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the years ended December 31, 2010, 2009 and 2008, the effect of approximately 2,583,000, 2,350,000, and 2,286,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718 “Compensation — Stock Compensation”. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. For stock options, the Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

In December 2007, the Securities and Exchange Commission (“SEC”) staff issued SAB No. 110, “Certain Assumptions Used In Valuation Methods — Expected Term”. SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time the Company shares of common stock have been publicly traded. There were no stock options granted in 2010 and 2009.

For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The Company is required to record stock-based compensation expense net of estimated forfeitures. The Company estimates its forfeiture rate based on historical data.

Effect of Recently Issued Accounting Standards

In December 2010, the FASB issued Accounting Standards Update (“ASU”). 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test such that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations or financial position.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 provides amendments to ASC 820 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to ASC 820 that clarify existing disclosures about the level of disaggregation, inputs and valuation techniques. The new disclosures and clarification of existing disclosures of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-06 effective January 1, 2010. The adoption had no material impact on the Company’s results of operations or financial position.

3. DISCONTINUED OPERATIONS

In the first half of 2009, the Company exited Italy and Japan. In accordance with the provision of ASC 205-20-45 “Reporting Discontinued Operations” the assets, liabilities, and results of operations of the Italy and Japan operations were reclassified as discontinued operations.

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

In the fourth quarter of 2006, the Company sold its Highland Partners executive search business (“Highland”) to Heidrick & Struggles International, Inc. As a result of Highland achieving certain revenue metrics in 2008, the Company received an additional and final earn-out payment of $11,625 on April 9, 2009, which was reflected within discontinued operations as a gain from sale of discontinued operations for the year ended December 31, 2009.

Italy and BPM were part of the Hudson Europe reportable segment, Japan was part of the Hudson Asia reportable segment, ETS was part of the Hudson Americas reportable segment, and T&I was part of the Hudson ANZ reportable segment. Highland was a separate reportable segment of the Company at the time of its sale. The gain or loss on sale and results of operations of the disposed businesses were reported in discontinued operations in the relevant periods.

Reported results for the discontinued operations were insignificant for the year ended December 31, 2010. The reported results for the discontinued operations for the years ended December 31, 2009 and 2008 were as follows:

	For The Year Ended December 31, 2009
	Italy	Japan	BPM	ETS	T&I	Highland	Total
Revenue	$432	$1,022	$—	$—	$—	$—	$1,454
Gross margin	$338	$986	$—	$383	$—	$—	$1,707
Operating (loss) income	$(2,179)	$(2,624)	$—	$237	$—	$(104)	$(4,670)
Other (expense) income	699	(247)	—	—	201	(1,111)	(458)
Gain from sale of discontinued operations	—	—	—	—	—	11,625	11,625
Provision for income taxes(a)	126	—	—	—	60	3,967	4,153
(Loss) income from discontinued operations	$(1,606)	$(2,871)	$—	$237	$141	$6,443	$2,344

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

3. DISCONTINUED OPERATIONS  – (continued)

	For The Year Ended December 31, 2008
	Italy	Japan	BPM	ETS	T&I	Highland	Total
Revenue	$3,862	$5,490	$2,827	$12,956	$—	$—	$25,135
Gross margin	$3,694	$5,452	$816	$568	$—	$—	$10,530
Operating (loss) income	$(131)	$(2,448)	$469	$(3,419)	$—	$(2,606)	$(8,135)
Other income (expense)	(247)	458	—	—	(136)	—	75
Gain (loss) from sale of discontinued operations	—	—	2,686	(651)	—	3,410	5,445
Provision for (benefit from) income taxes(a)	60	1,887	101	—	(202)	(3,239)	(1,393)
(Loss) income from discontinued operations	$(438)	$(3,877)	$3,054	$(4,070)	$66	$4,043	$(1,222)

(a)	Income tax expense (benefit) is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% for differences in the foreign statutory tax rates, as well as the ability to offset net operating loss carry forwards (“NOLs”) against taxable profits.

Amounts related to assets and liabilities of discontinued operations were insignificant as of December 31, 2010 and 2009.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2010	2009
Computer equipment	$17,510	$19,095
Furniture and equipment	13,762	14,635
Capitalized software costs	31,563	32,074
Leasehold and building improvements	23,502	24,194
Transportation equipment	—	22
	86,337	90,020
Less: accumulated depreciation and amortization	69,744	70,587
Property and equipment, net	$16,593	$19,433

Leasehold improvements included assets classified under capital leases at December 31, 2010 and 2009 with a cost of $1,022 and $898, respectively, and accumulated amortization of $1,018 and $766, respectively. The Company had approximately $343 and $2,474 of property and equipment costs incurred, mainly for computer software development, which had not been placed in service as of December 31, 2010 and 2009, respectively. Depreciation expense is not recorded for such costs until the properties and equipment are placed in service.

5. GOODWILL

The Company tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

5. GOODWILL  – (continued)

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

In 2010, the Company’s financial results continued the improvement which began in the latter half of 2009. However, business and economic conditions remained mixed. As a result, the Company performed an interim test for impairment of the $1,856 final purchase price payment for its Tong Zhi (Beijing) Consulting Service Ltd. and Guangzhou Dong Li Consulting Ltd. (collectively, “TKA”) acquisition, which was recorded as goodwill at June 30, 2010. At the conclusion of its testing, the Company determined that no impairment of goodwill existed at June 30, 2010. Management updated its testing for impairment as of October 1 (annual impairment date) and confirmed its earlier determination that no impairment of goodwill existed as of October 1, 2010.

In July 2009, the Company paid a $1,669 earn-out payment related to the TKA acquisition, which represented additional purchase price and was recorded as goodwill at June 30, 2009. The prevailing economic conditions at year end 2008 had not sufficiently improved during the first-half of 2009 so the Company updated its step one and step two procedures for the China reporting unit as of June 30, 2009. The Company concluded that the entire amount of recorded goodwill was impaired and consequently recorded an impairment charge of $1,669, which is included in the results for the year ended December 31, 2009 in the accompanying Consolidated Statements of Operations.

In the fourth quarter of 2008, the Company determined that goodwill was impaired at all of its reporting units and recorded an impairment charge of $64,495. In connection with its testing, management also determined that certain intangible assets were impaired and recorded an additional impairment charge of $368. The total charges of $64,863 have been recorded under the caption of “Goodwill and other impairment charges” in the accompanying Consolidated Statements of Operations.

The foregoing impairment tests in the determination of the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that the Company believes to be reasonable based on current circumstances. Therefore, any value ultimately derived may differ from the Company’s estimate of fair value.

Additionally in 2008, the Company evaluated the recoverability of other long-term assets and recorded an impairment charge of $2,224, which was also recorded under the caption of “Goodwill and other impairment charges” in the accompanying Consolidated Statements of Operations.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

5. GOODWILL  – (continued)

A summary of changes in the Company’s goodwill by reportable segment follows. Additions in 2010, 2009 and 2008 reflect acquisitions and purchase price adjustments made during that year.

	December 31, 2009	Additions and adjustments	Impairments	Currency translation	December 31, 2010
Hudson Asia	$—	$1,856	$—	$53	$1,909
	$—	$1,856	$—	$53	$1,909

	December 31, 2008	Additions and adjustments	Impairments	Currency translation	December 31, 2009
Hudson Asia	$—	$1,669	$(1,669)	$—	$—
	$—	$1,669	$(1,669)	$—	$—

6. FAIR VALUE MEASUREMENTS

In connection with the sale of the assets of Hudson Americas’ ETS business in 2008, the Company received warrants, which under certain circumstances, can be converted into cash. These warrants are considered derivative instruments which require fair value measurement. As per ASC 815 “Derivatives and Hedging,” these derivative instruments are considered undesignated derivative instruments. The Company determined the fair value of these instruments using significant unobservable inputs (level 3) as defined in ASC 820 “Fair value Measurements and Disclosures.”

The Company did not have derivative instruments as of December 31, 2010. As of December 31, 2009, the carrying and fair value of warrant of $488 was included under the caption “Prepaid and other” in the Consolidated Balance Sheets. The changes in the fair value of the warrants of $1,165, $488 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively, were included in the Consolidated Statement of Operations under the caption “Other income (expense)”. For the year ended December 31, 2010, the Company received $1,650 of cash from the sale of the warrants, which were reported under the caption “Proceeds from notes and sales of warrants” in the Consolidated Statements of Cash Flows.

7. BUSINESS REORGANIZATION EXPENSES

The Company’s Board of Directors (the “Board”) approved reorganization plans in 2009 (“2009 Plan”), 2008 (“2008 Plan”), and 2006 (“2006 Plan”) to streamline the Company’s support operations and included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. The 2009 Plan provided for up to $19,000 for restructuring actions. For the year ended December 31, 2010, the Company incurred $1,701 of business reorganization expenses of which $227, $73 and $1,401 were related to changes in estimate for previously accrued liabilities of the 2009 Plan, 2008 Plan and 2006 Plan, respectively.

In the following tables, amounts in the “Changes in Estimate” and “Additional Charges” columns represent modifications to amounts charged or recovered for business reorganization expenses in the Company’s Consolidated Statements of Operations. Amounts in the “Payments” column represent the cash payments associated with the reorganization programs. Changes in the accrued business reorganization expenses for the year ended December 31, 2010 were as follows:

Year Ended December 31, 2010	December 31, 2009	Changes in Estimate	Additional Charges	Payments	December 31, 2010
Lease termination payments	$4,897	$1,472	$—	$(3,993)	$2,376
Employee termination benefits	4,100	222	—	(3,672)	650
Contract cancellation costs	134	7	—	(38)	103
Total	$9,131	$1,701	$—	$(7,703)	$3,129

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

7. BUSINESS REORGANIZATION EXPENSES  – (continued)

Lease Termination Payments

During the year ended December 31, 2010, the Company recorded expenses for the 2009 Plan, the 2008 Plan and the 2006 Plan of $1,472 primarily for leases in Hudson Europe of approximately $1,347. During the year ended December 31, 2009, the Company recorded expenses for the 2009 Plan of $4,193 primarily for leases in Hudson Europe of $2,685 and Hudson Americas of $1,048, and for the 2008 Plan of $991 for leases in Hudson ANZ. During the year ended December 31, 2008, the Company recorded expenses for the 2008 Plan of $1,489 for leases in Hudson ANZ, Hudson Americas, and Hudson Asia.

As of December 31, 2010, the remaining accrual related to approximately 20 locations and will be paid over the remaining lease terms, which have various expiration dates up until 2012. The estimated payments for 2011 are $1,868.

Employee Termination Benefits

During the year ended December 31, 2010, the Company recorded expenses for the 2009 Plan and the 2008 Plan of $222 primarily for workforce reductions in Hudson Europe, Hudson ANZ and Hudson Americas. During the year ended December 31, 2009, the Company recorded expenses for the 2009 Plan of $12,437 for workforce reductions in Hudson Europe ($6,888), Hudson ANZ ($1,516) and Hudson Americas ($3,910), and the 2008 Plan of $288 for workforce reductions in Hudson Europe, Hudson ANZ, and Hudson America. During the year ended December 31, 2008, the Company recorded expenses for the 2008 Plan of $9,594 for workforce reductions in Hudson Europe ($3,257), Hudson ANZ ($2,737), Hudson America ($2,072), Hudson Asia ($478) and Corporate ($1,050). As of December 31, 2010, the workforce reduction accrual related to settlements and termination payments for 22 former employees, which are all payable in 2011.

Contract Cancellation Costs

During the year ended December 31, 2010, the Company’s contract cancellation costs incurred in connection with the 2009 Plans and 2008 Plan were insignificant. During the year ended December 31, 2009, the Company recorded charges of $343 for professional fees under the 2009 Plan in association with contract cancellations and $84 for professional fees under the 2008 Plan in association with contract cancellations. During the year ended December 31, 2008, the Company recorded additional charges of $626 for the 2008 Plan. The accrual at December 31, 2010 was included in current liabilities.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2010	2009
Salaries, commissions and benefits	$42,008	$29,211
Sales, use and income taxes	13,244	9,928
Fees for professional services	2,149	2,646
Rent	1,897	1,961
Other accruals	15,692	10,357
	$74,990	$54,103

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

9. STOCK-BASED COMPENSATION AND STOCK COMPENSATION PLANS

Incentive Compensation Plan

The Company maintains the Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan (the “ISAP”) to award equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options and restricted stock as well as other types of equity-based awards. The Compensation Committee of the Board will establish such conditions as it deems appropriate on the granting or vesting of stock options or restricted stock. While the Company historically granted both stock options and restricted stock to its employees, since 2008 the Company has granted primarily restricted stock to its employees. In rare cases, the Company grants stock options to certain of its executive employees at the time of hire.

The ISAP provides an aggregate of 1,600,000 shares of the Company’s common stock for issuance to participants. The Compensation Committee of the Board administers the ISAP and may designate as a participant under the ISAP any employee or director of the Company and independent contractor who provides services to the Company. As of December 31, 2010, there were approximately 887,000 shares available for future issuance. All options granted have a contractual term of ten years. Unvested options outstanding have vesting periods of four years that vest 25% on each of the four annual anniversary dates. Unvested restricted stock awards outstanding have vesting periods of four years that vest 25% on each of the four annual anniversary dates, three years that vest 33% on each of the three annual anniversary dates, two years that vest 50% on each of the annual anniversary dates, vest based on the stock price of the Company up to the fifth anniversary date from issuance, or vest based on the performance of the Company up to the fifth anniversary date from issuance (see section “Restricted Stock” below for detail).

Stock-based Compensation

The Company recognized expenses of $1,724, $999 and $4,701 in the years ended December 31, 2010, 2009, and 2008 respectively, for stock options, restricted stock and stock under the employee stock purchase plan. These expenses are included in selling, general and administrative expenses. In accordance with ASC 718, the Company reflects the tax savings resulting from tax deductions in excess of income tax benefits as a financing cash flow in its Consolidated Statement of Cash Flows rather than as an operating cash flow as in prior periods. The Company recognized a current tax benefit for the years ended December 31, 2010, 2009, and 2008, of $132, $100 and $434, respectively, in certain foreign jurisdictions where the Company has taxable income. As of December 31, 2010, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards, based on the Company’s historical valuation treatment, was $36 and $1,702, respectively, and was expected to be recognized over a weighted average period of 1.2 years and 1.7 years, respectively. All share issuances related to stock compensation plans are issued from unissued shares of stockholder approved compensation plans.

Stock Options

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s stock. Management monitors stock option exercise and employee termination patterns to estimate forfeiture rates. The Company analyzed its historical forfeiture rate, the remaining lives of unvested options and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current periods. The risk-free interest rate is based on the U.S. Treasury, the term of which is consistent with the expected term of the option. Volatility is determined using historical prices to estimate the expected future fluctuations in the Company’s share price. The dividend rate is assumed to be zero as the Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. For awards

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

9. STOCK-BASED COMPENSATION AND STOCK COMPENSATION PLANS  – (continued)

with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period.

In December 2007, the SEC staff issued SAB 110, which allows companies to continue to use the simplified method, as defined in SAB 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis for a better estimate of the expected term of stock options. There were no stock options granted in 2010 and 2009.

The following were the weighted average assumptions used to determine the fair value of stock options granted by the Company and the details of option activity as of and for the respective periods:

	For the years ended December 31,
	2010		2009		2008
Risk free interest rate		(a)		(a)	2.9%
Volatility		(a)		(a)	58.0%
Expected life (years)		(a)		(a)	6.3
Dividends		(a)		(a)	0.0%
Weighted average fair value of options granted during the period	$	(a)	$	(a)	$2.99

(a)	Stock option assumptions were not provided above because there were no option granting activities for the years ended December 31, 2010 and 2009.

Changes in the Company’s stock options for the fiscal year ended December 31, 2010 were as follows:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Options outstanding, beginning of year	1,763,250	$12.79
Forfeited	(17,625)	15.96
Expired	(197,325)	13.67
Options outstanding at December 31, 2010	1,548,300	12.64
Options exercisable at December 31, 2010	1,508,000	$12.71

The weighted average remaining contractual term and the aggregated intrinsic value for stock options outstanding as of December 31, 2010 was approximately 4.1 years and $0, respectively. The weighted average remaining contractual term and the aggregated intrinsic value for options exercisable as of December 31, 2010 was 3.9 years and $0, respectively. The total intrinsic value for stock options exercised, based on the closing price of the Company’s common stock during the years ended December 31, 2010, 2009, and 2008 was $0, $0, and $120, respectively.

There were no cash proceeds from the exercise of stock options for the year ended December 31, 2010, and there were no associated income tax benefits. The total fair value of stock options vested during the years ended December 31, 2010, 2009, and 2008, was $862, $3,793, and $5,155, respectively.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

9. STOCK-BASED COMPENSATION AND STOCK COMPENSATION PLANS  – (continued)

Restricted Stock

During the year ended December 31, 2010, the Company granted 597,732 shares of restricted stock to various employees. Shares of restricted stock with only service-based vesting conditions and shares of restricted stock with performance vesting conditions are valued at the closing market value of the Company’s common stock on the date of grant. The Company recognizes compensation cost for the awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved. Of the 597,732 shares granted, (i) 17,567 shares vested immediately, (ii) 229,832 shares vest ratably over a three year period from the date of grant with only service-based conditions, (iii) 65,000 shares vest ratably over a four year period from the date of grant with only service-based conditions, (iv) 240,333 shares vest ratably over a three year period from the date of grant based on performance of the Company’s Gross Margin and Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”), and (v) 45,000 shares vest in full on April 1, 2013.

The Company treated its restricted stock awards to employees as having been issued and measured at the fair market value on the date of grant. The Company may grant restricted stock to employees under the ISAP. These shares are provided at no cost to the employee.

Changes in the Company’s restricted stock for the year ended December 31, 2010 were as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested restricted stock, beginning of year	531,083	$2.70
Granted	597,732	4.56
Vested	(111,112)	4.33
Forfeited	(64,666)	3.19
Nonvested restricted stock at December 31, 2010	953,037	$3.64

The total fair value of restricted shares vested during the years ended December 31, 2010, 2009, and 2008, was $481, $1,496 and $1,746, respectively.

Employee Stock Purchase Plan

The Company suspended the Hudson Highland Group, Inc. Employee Stock Purchase Plan (the “ESPP”) effective January 1, 2009. Prior to the suspension of the ESPP, eligible employees could purchase shares of the Company’s common stock at the lesser of 85% of the fair market value at the commencement of each plan purchase period or 85% of the fair market value as of the purchase date. Eligible employee purchases were limited to $25 in any calendar year. ESPP purchase dates were generally every six months ended June 30 and December 31. The Company values its ESPP using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury six-month or one-year rate in effect at the time of the grant. Volatility is determined using historical prices of six-months or one-year prior to the date of grant to estimate the expected future fluctuations in the Company’s share price. The dividend rate is assumed to be zero as the Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Because the Company suspended the ESPP, there was no expense for the years ended December 31, 2010 and 2009. The Company recognized $858 of stock-based compensation related to shares purchased under the ESPP for the year ended December 31, 2008, as salaries and related expense. The Company issued 292,475 shares of common stock pursuant to the ESPP at an average price of $5.60 per share in 2008.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

9. STOCK-BASED COMPENSATION AND STOCK COMPENSATION PLANS  – (continued)

The Company also suspended the Hudson Global Resources Share Incentive Plan (the “SIP”) for the United Kingdom subsidiary effective December 11, 2008. Under the SIP, a stock purchase plan for its U.K. employees, eligible employees could purchase shares on the open market at the end of each month. The Company matched the employee purchases with a contribution of shares equal to 50% of the number of employee shares purchased. The Company did not issue any shares in connection with the SIP in 2010 and 2009. The Company issued 4,080 shares of common stock pursuant to the SIP in 2008. Shares were issued under the SIP from the ESPP share reserve.

As of December 31, 2010 and 2009, the Company had 116,000 shares reserved for future share issuances under the ESPP and SIP.

For all share plans described above, the Company has issued new shares of the Company’s common stock only from stockholder approved stock compensation plans.

Defined Contribution Plans

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan subject to the limitations of the Employee Retirement Income Security Act of 1974. The Company matches employees’ contributions up to 3% through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. Expense for this plan for the years ended December 31, 2010, 2009 and 2008 was $610, $622, and $1,053, respectively. This expense is included in “income from continuing operation’s” in the Consolidated Statement of Operations. In March 2010, the Company issued 121,016 shares of its common stock with a value of $541 plus cash of $111 to satisfy the 2009 contribution liability to the 401(k) plan. In March 2009, the Company issued 1,318,161 shares of its common stock with a value of $1,226 to satisfy the 2008 contribution liability to the 401(k) plan. In March 2008, the Company issued 140,051 shares of its common stock with a value of $1,156 to satisfy the 2007 contribution liability to the 401(k) plan.

10. PROVISION FOR INCOME TAXES

The domestic and foreign components of (loss) income before income taxes from continuing operations:

	Year ended December 31,
	2010	2009	2008
Domestic	$(2,363)	$(25,080)	$(64,887)
Foreign	(596)	(23,623)	(1,528)
Loss from continuing operations before provision for income taxes	$(2,959)	$(48,703)	$(66,415)

The (benefit from) provision for income taxes from continuing operations was as follows:

	Year ended December 31,
	2010	2009	2008
Current tax provision (benefit):
U.S. Federal	$—	$(3,700)	$254
State and local	(819)	115	(1,180)
Foreign	2,524	1,376	8,518
Total current	1,705	(2,209)	7,592
Deferred tax (benefit) provision
U.S. Federal	—	—	—
State and local	—	—	—
Foreign	(223)	(3,541)	(911)
Total deferred	(223)	(3,541)	(911)
Total provision	$1,482	$(5,750)	$6,681

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

10. PROVISION FOR INCOME TAXES  – (continued)

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant temporary differences at December 31, 2010 and 2009 were:

	December 31,
	2010	2009
Current deferred tax assets:
Allowance for doubtful accounts	$572	$721
Prepaid expenses	(428)	(220)
Accrued and other current liabilities	2,162	2,912
Accrued compensation liabilities	3,597	2,348
Tax loss carry-forwards	152	144
	6,055	5,905
Valuation allowance	(739)	(1,022)
Total current deferred tax asset	5,316	4,883
Non-current deferred tax assets (liabilities):
Property and equipment	2,540	1,155
Goodwill and intangibles	22,584	26,864
Accrued and other current liabilities and other liabilities	1,342	2,018
Deferred compensation	4,238	4,136
Other	1,786	2,586
Tax loss carry-forwards	130,155	121,346
	162,645	158,105
Valuation allowance	(154,329)	(151,077)
Total non-current deferred tax asset (liability)	8,316	7,028
Net deferred tax assets	$13,632	$11,911

Net deferred tax assets were included in other current assets and other assets in the accompanying Consolidated Balance Sheets.

At December 31, 2010, the Company had net operating losses (“NOLs”) for U.S. Federal tax purposes of approximately $277,749. This amount includes a deduction in the amount of $4,521 attributable to stock options and restricted stock that is not being reflected in the NOL carry-forward for deferred tax assets until such time as the deduction reduces U.S. income tax payable and approximately $16,584 of tax losses that were not absorbed by Monster on its consolidated U.S. Federal tax returns through the Distribution Date, which expire through 2030. These losses included pre-acquisition losses of certain acquired companies and are subject to an annual limitation on the amount that can be utilized. As of December 31, 2010, certain international subsidiaries had NOLs for local tax purposes of $84,958. With the exception of $69,053 of NOLs with an indefinite carry forward period as of December 31, 2010, these losses will expire at various dates through 2030, with $2,442 scheduled to expire during 2011.

Tax years with NOLs remain open until the losses expire or the statutes of limitations for those years expire. The open tax years are 2007 through 2010 for the U.S. Federal and 2005 through 2010 for most state and local jurisdictions, 2009 through 2010 for the U.K., 2000 through 2003 and 2006 through 2010 for Australia and 2003 through 2010 for most other jurisdictions. The Company is currently under income tax examination in Belgium (2009), France (2006 – 2008) and the State of Pennsylvania (2004 – 2005). The Company is also subject to income tax examinations in numerous other states, local and foreign jurisdictions. The Company believes that its tax reserves are adequate for all years subject to examination.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

10. PROVISION FOR INCOME TAXES  – (continued)

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. The valuation allowance of $124,552 relates to the deferred tax asset for NOLs, $105,544 of which is U.S. Federal and state, and $19,008 of which is foreign, that management has determined will more likely than not expire prior to realization, and $30,516 which relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company’s U.S. and foreign tax losses.

The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits, exclusive of interest and penalties (in thousands):

Balance at January 1, 2010	$6,514
Additions based on tax positions related to the current year	437
Additions for tax positions of prior years	391
Reductions for tax positions of prior years	(246)
Settlements	(180)
Lapse of statute of limitations	(624)
Currency Translation	116
Balance at December 31, 2010	$6,408

The Company had $8,303 and $8,528 of unrecognized tax benefits, including interest and penalties, at December 31, 2010 and 2009, respectively, which if recognized, would affect its effective tax rate. These unrecognized tax benefits are related to tax positions in jurisdictions in which the Company does not have tax losses to offset the tax liability with respect to the uncertain tax positions. During 2010, the income tax audits and examinations noted above remained pending. On the basis of the information available in this regard as of December 31, 2010, it is reasonably possible that a reduction in the range of $1,400 to $4,700 of unrecognized tax benefits may occur in 2011 as a result of projected resolutions of global tax examinations and controversies or by lapsing statutes of limitations.

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

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. The Company recognized net benefits of approximately $93, an expense of $320 and net benefits of $201 in interest and penalties for 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, the

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

10. PROVISION FOR INCOME TAXES  – (continued)

Company had accrued approximately $1,895 and $2,014 for the payment of interest and penalties, respectively which if recognized in the future, would affect the annual effective income tax rate as of December 31, 2010 and 2009.

The effective tax rate differs from the U.S. Federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition related payments, variations from the U.S. tax rate in foreign jurisdictions and taxes on repatriations of foreign profits. The following is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2010, 2009 and 2008 to the U.S. Federal statutory rate of 35%:

	Year ended December 31,
	2010	2009	2008
(Benefit from) provision for continuing operations at Federal statutory rate	$(1,036)	$(17,046)	$(23,244)
State income taxes, net of Federal income tax effect	(532)	75	(767)
Change in valuation allowance	2,970	8,060	16,990
Non-deductible goodwill impairment charges	—	600	9,338
Taxes related to foreign income	(467)	1,004	(40)
Nondeductible expenses and others	547	1,557	4,404
(Benefit from) provision for income tax	$1,482	$(5,750)	$6,681

Federal income and foreign withholding taxes have not been provided on the undistributed earnings of foreign subsidiaries at December 31, 2010. The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without a material incremental tax provision. The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

The Company had a net current income tax payable of $698 and a net current income tax payable of $241 at December 31, 2010 and 2009, respectively.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under operating leases that expire at various dates through 2027. Some of the operating leases provide for increasing rents over the term of the lease. Total rent expense under these leases is recognized ratably over the lease terms. As of December 31, 2010, future minimum lease commitments under non-cancelable operating leases, which will be expensed as direct costs (for contractor project space) and office and general expenses, were as follows:

2011	$27,256
2012	22,614
2013	17,964
2014	15,171
2015	12,769
Thereafter	39,996
$135,770

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

11. COMMITMENTS AND CONTINGENCIES  – (continued)

Rent and related expenses for operating leases of facilities and equipment recorded under the caption “Office and general” in the accompanying Consolidated Statements of Operations were $19,285, $21,397, and $26,024 for the years ended December 31, 2010, 2009, and 2008, respectively. Commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2010. The Company is the guarantor of one assigned lease for a former Hudson office in the U.K. The guarantee for the U.K. location is for an assigned lease with approximately $1,076 of annual rent. The Company’s commitment of guarantee for the U.K. location ends on April 29, 2023.

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. As of December 31, 2010 and 2009, $2,825 and $2,935, respectively, of asset retirement obligations were included in the Consolidated Balance Sheets, of which $2,627 and $2,935, respectively, were included under the caption other non-current liabilities.

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

Litigation and Complaints

The Company is subject, from time to time, to various claims, lawsuits, and other complaints from, for example, clients, candidates, suppliers, landlords, regulators or tax authorities arising in the ordinary course of business. The Company routinely monitors claims such as these, and records provisions for losses when the claim becomes probable and the amount due is estimable. Although the outcome of these claims cannot be determined, the Company believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of December 31, 2010 and 2009.

Matters Under Appeal

The Company has an appeal underway with the Commonwealth of Pennsylvania regarding income tax. All appeals in Pennsylvania carry statutory automatic liens in the amount of the matter. The lien is $3,508 on the U.S. operating company for which the Company has posted a security bond amounting to 120 percent of the lien. The Company does not expect this bond to be drawn.

12. RELATED PARTY TRANSACTIONS

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

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

13. FINANCIAL INSTRUMENTS

Credit Agreements

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility (the “Revolver Agreement”) with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), that provides the Company with the ability to borrow up to $40,000, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50,000, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves principally related to the U.K. and North America operations. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1,457 of deferred financing costs, which are being amortized over the term of the agreement. As of December 31, 2010, the Company’s borrowing base was $34,569 and the Company was required to maintain a minimum availability of $10,000. As of December 31, 2010, the Company had no outstanding borrowings, and $2,679 of outstanding letters of credit issued, under the Revolver Agreement, resulting in the Company being able to borrow up to an additional $21,890 after deducting the minimum availability, outstanding borrowings and outstanding letters of credit issued.

The maturity date of the Revolver Agreement is August 5, 2014. Borrowings may initially be made with an interest rate based on a base rate plus 2.25% or on the LIBOR rate for the applicable period plus 3.25%. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). The interest rate on outstanding borrowings was 5.5% as of December 31, 2010. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and certain of its North American and U.K. subsidiaries.

The Revolver Agreement contains various restrictions and covenants including (1) a requirement to maintain a minimum excess availability of $10,000 until such time as for two consecutive fiscal quarters (i) the Company’s Fixed Charge Coverage Ratio is at least 1.2x and (ii) the Company’s North American and U.K. operations, for the four fiscal quarters then ending, have an EBITDA (as defined in the Revolver Agreement) for such twelve month period of not less than $500 as of the end of each fiscal quarter during the fiscal years 2010 and 2011 and $1,000 at the end of each fiscal quarter thereafter; thereafter a requirement to maintain a minimum availability of $5,000, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $500 during the fiscal years 2010 and 2011 and $1,000 thereafter; (2) a limit on the payment of dividends of not more than $5,000 per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25,000 in cash and $25,000 in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4,000 per year. The Company was in compliance with all financial covenants under the Revolver Agreement as of December 31, 2010.

Prior to entering into the Revolver Agreement with RBS, the Company had a primary credit facility (the “Credit Agreement”) with WFCF and another lender that provided the Company with the ability to borrow up to $75,000, including the issuance of letters of credit. In connection with entering into the Revolver Agreement described above, the Company terminated the Credit Agreement effective August 12, 2010. The Company repaid the outstanding balance of $10,456 under the Credit Agreement and paid an early termination fee of $563 on the effective date of termination. The early termination fee is included in the caption “Fee for early extinguishment of credit facility” in the accompanying Consolidated Statements of Operations. In addition, the Company recorded a non-cash write-off of $290 of unamortized deferred financing costs in connection with the termination of the Credit Agreement. This charge is included in the caption “Interest, net” in the accompanying Consolidated Statements of Operations.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

13. FINANCIAL INSTRUMENTS  – (continued)

On August 3, 2010, an Australian subsidiary of the Company entered into a Receivables Finance Agreement and related agreements (the “Finance Agreement”) with CBA that provides the Australian subsidiary with the ability to borrow up to approximately $15,329 (AUD 15,000). Under the terms of the Finance Agreement, the Australian subsidiary may make offers to CBA to assign its accounts receivable with recourse, which accounts receivable CBA may in its good faith discretion elect to purchase. As of December 31, 2010, the Company had $498 (AUD 487) of outstanding borrowings under the Finance Agreement. Available credit for use under the Finance Agreement as of December 31, 2010 was $14,831 (AUD 14,513).

The Finance Agreement does not have a stated maturity date and can be terminated by either party upon 90 days written notice. Borrowings may be made with an interest rate based on the average bid rate for bills of exchange (“BBSY”) with the closest term to 30 days plus a margin of 1.6%. The interest rate was 6.28% as of December 31, 2010. Borrowings are secured by substantially all of the assets of the Australian subsidiary and are based on an agreed percentage of eligible accounts receivable.

The Finance Agreement contains various restrictions and covenants for the Australian subsidiary, including (1) a requirement to maintain a minimum Tangible Net Worth (as defined in the Finance Agreement) ratio of 70%; (2) a minimum Fixed Charge Coverage Ratio (as defined in the Finance Agreement) of 1.4x for a trailing twelve month period; and (3) a limitation on certain intercompany payments of expenses, interest and dividends not to exceed Net Profit After Tax (as defined in the Finance Agreement). The Australian subsidiary was in compliance with all financial covenants under the Finance Agreement as of December 31, 2010.

As of December 31, 2010, the Company had a total of $1,811 of bank guarantees issued by CBA under the Finance Agreement that were collateralized by a restricted term deposit of an equal amount. See section “Restricted Cash” at Note 2 for details.

The Company also has lending arrangements with local banks through its subsidiaries in Belgium, the Netherlands, New Zealand, Singapore and China. The aggregate outstanding borrowings under the lending arrangements in Belgium, the Netherlands and New Zealand were $841 and $0 as of December 31, 2010 and 2009, respectively. As of December 31, 2010, the Belgium and the Netherlands subsidiaries could borrow up to $5,029 based on an agreed percentage of accounts receivable related to their operations. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus 2.5%, or about 3.31% at December 31, 2010. The lending arrangements of Belgium and the Netherlands will expire on May 2, 2011 and May 15, 2011, respectively. In New Zealand, the Company’s subsidiary can borrow up to $1,947 (NZD2,500) as of December 31, 2010 for working capital purposes. This lending arrangement expires on March 31, 2012. Interest on borrowings under the New Zealand lending arrangement is based on a three month cost of funds rate as determined by the bank, plus a 1.6% margin, and was 6.76% on December 31, 2010. In China, the Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points, and was 7.6% on December 31, 2010. There were no outstanding borrowings under this overdraft facility as of December 31, 2010 and 2009. This overdraft facility expires annually each September, but can be renewed for one year periods at that time.

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

13. FINANCIAL INSTRUMENTS  – (continued)

Acquisition Shelf Registration Statement

The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of December 31, 2010, all of the 1,350,000 shares were available for issuance.

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

14. STOCKHOLDER RIGHTS PLAN

On February 2, 2005, the Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was paid upon the close of business on February 28, 2005 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 (“Preferred Shares”), of the Company, at a price of $60 per one one-hundredth of a Preferred Share, subject to adjustment. If any person becomes a 15% or more stockholder of the Company, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Right’s then current exercise price, a number of shares of common stock of the Company or of the acquirer having a market value at the time of twice the Right’s per share exercise price. The Company’s Board of Directors may redeem the Rights for $.001 per Right at any time prior to the time when the Rights become exercisable. Unless the Rights are redeemed, exchanged or terminated earlier, they will expire on February 28, 2015.

15. SEGMENT AND GEOGRAPHIC DATA

The Company operates in four reportable segments: the Hudson regional businesses of Hudson Europe, Hudson ANZ, Hudson Americas, and Hudson Asia. Corporate expenses are reported separately from the four reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury, the majority of which are attributable to and have been allocated to the reportable segments.

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

15. SEGMENT AND GEOGRAPHIC DATA  – (continued)

In the first quarter of 2010, the Company revised its reportable segments by segregating the segments of Hudson ANZ and Hudson Asia (previously included in the results for Hudson Asia Pacific). The Company has reclassified prior period information to reflect this change to the segment reporting in accordance with the requirement of ASC 280-10-50-12 to 19, “Quantitative thresholds.”

	Hudson Europe	Hudson ANZ	Hudson Americas	Hudson Asia	Corporate	Inter- segment elimination		Total
For The Year Ended December 31, 2010
Revenue, from external customers	$328,491	$269,383	$162,432	$34,236	$—		$—	$794,542
Inter-segment revenue	195	—	(3)	70	—		(262)	—
Total revenue	$328,686	$269,383	$162,429	$34,306	$—		$(262)	$794,542
Gross margin, from external customers	$137,191	$88,989	$39,417	$32,976	$—		$—	$298,573
Inter-segment gross margin	125	(52)	(124)	51	—		—	—
Total gross margin	$137,316	$88,937	$39,293	$33,027	$—		$—	$298,573
Business reorganization and integration expenses (recovery)	$1,402	$(15)	$307	$—	$—		$—	$1,694
EBITDA (loss)(a)	$1,086	$4,248	$1,687	$4,599	$(5,117)		$—	$6,503
Depreciation and amortization	2,789	2,407	2,356	480	152		—	8,184
Interest (expense) income, net	(16)	(39)	(7)	3	(1,219)		—	(1,278)
(Loss) income from continuing operations before income taxes	$(1,719)	$1,802	$(676)	$4,122	$(6,488)		$—	$(2,959)
Provision for (benefit from) income taxes	$1,266	$(1,025)	$(504)	$905	$840	$		$1,482
As of December 31, 2010
Accounts receivable, net	$56,275	$37,826	$26,388	$8,087	$—		$—	$128,576
Long-lived assets, net of accumulated depreciation and amortization	$4,819	$8,152	$1,487	$2,119	$2,248		$—	$18,825
Total assets	$86,133	$58,036	$30,130	$19,168	$12,367		$—	$205,834

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

15. SEGMENT AND GEOGRAPHIC DATA  – (continued)

	Hudson Europe	Hudson ANZ	Hudson Americas	Hudson Asia	Corporate	Inter- segment elimination		Total
For The Year Ended December 31, 2009
Revenue, from external customers	$276,975	$227,169	$161,872	$25,133	$—		$—	$691,149
Inter-segment revenue	21	3	3	41	—		(68)	—
Total revenue	$276,996	$227,172	$161,875	$25,174	$—		$(68)	$691,149
Gross margin, from external customers	$124,162	$71,689	$40,959	$23,643	$—		$—	$260,453
Inter-segment gross margin	2	(15)	15	(2)	—		—	—
Total gross margin	$124,164	$71,674	$40,974	$23,641	$—		$—	$260,453
Business reorganization and integration expenses (recovery)	$9,682	$3,130	$5,133	$98	$137		$—	$18,180
EBITDA (loss)(a)	$(9,787)	$(274)	$(11,349)	$(551)	$(13,505)		$—	$(35,466)
Depreciation and amortization	4,553	2,568	4,418	823	181		—	12,543
Interest income (expense), net	49	222	13	14	(992)		—	(694)
Loss from continuing operations before income taxes	$(14,291)	$(2,620)	$(15,754)	$(1,360)	$(14,678)		$—	$(48,703)
Provision for (benefit from) income taxes	$(2,690)	$(1,037)	$415	$908	$(3,346)	$		$(5,750)
As of December 31, 2009
Accounts receivable, net	$46,834	$26,160	$20,433	$5,566	$—		$—	$98,993
Long-lived assets, net of accumulated depreciation and amortization	$7,345	$6,912	$2,957	$584	$2,138		$—	$19,936
Total assets	$79,222	$45,202	$28,509	$12,235	$16,776		$—	$181,944

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

15. SEGMENT AND GEOGRAPHIC DATA  – (continued)

	Hudson Europe	Hudson ANZ	Hudson Americas	Hudson Asia	Corporate	Inter- segment elimination	Total
For The Year Ended December 31, 2008
Revenue, from external customers	$415,871	$351,148	$273,648	$38,418	$—	$—	$1,079,085
Inter-segment revenue	98	5	266	264	—	(633)	—
Total revenue	$415,969	$351,153	$273,914	$38,682	$—	$(633)	$1,079,085
Gross margin, from external customers	$212,603	$130,750	$75,016	$36,617	$—	$—	$454,986
Inter-segment gross margin	(270)	(29)	268	250	—	(219)	—
Total gross margin	$212,333	$130,721	$75,284	$36,867	$—	$(219)	$454,986
Business reorganization and integration expenses (recovery)	$2,863	$3,733	$3,062	$562	$997	$—	$11,217
EBITDA (loss)(a)	$2,181	$12,660	$(42,604)	$(3,440)	$(21,649)	$—	$(52,852)
Depreciation and amortization	5,781	2,945	4,630	1,082	224	—	14,662
Interest income (expense), net	333	899	458	(32)	(559)	—	1,099
(Loss) income from continuing operations before income taxes	$(3,267)	$10,614	$(46,776)	$(4,554)	$(22,432)	$—	$(66,415)
Provision for (benefit from) income taxes	$4,401	$1,340	$(1,157)	$1,272	$825	$—	$6,681
As of December 31, 2008
Accounts receivable, net	$63,955	$25,956	$30,947	$6,311	$—	$—	$127,169
Long-lived assets, net of accumulated depreciation and amortization	$10,323	$5,459	$6,912	$1,121	$3,063	$—	$26,878
Total assets	$99,673	$42,571	$42,176	$17,476	$29,057	$—	$230,953

(a)	SEC Regulation S-K 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability.

A summary of revenues for the years ended December 31, 2010, 2009 and 2008 and long-lived assets and net assets by geographic area as of December 31, 2010, 2009 and 2008 is as follows:

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

15. SEGMENT AND GEOGRAPHIC DATA  – (continued)

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia	Other Americas	Total
For The Year Ended December 31, 2010
Revenue(b)	$221,538	$232,936	$161,241	$106,954	$70,682	$1,191	$794,542
For The Year Ended December 31, 2009
Revenue(b)	$164,947	$194,976	$160,281	$112,028	$57,326	$1,591	$691,149
For The Year Ended December 31, 2008
Revenue(b)	$255,902	$287,059	$270,139	$159,969	$102,507	$3,509	$1,079,085
As of December 31, 2010
Long-lived assets, net of accumulated depreciation and amortization(c)	$3,086	$6,841	$3,743	$1,725	$3,430	$—	$18,825
Net assets	$27,636	$23,348	$16,947	$13,876	$10,997	$474	$93,278
As of December 31, 2009
Long-lived assets, net of accumulated depreciation and amortization(c)	$4,219	$5,398	$5,094	$3,127	$2,098	$—	$19,936
Net assets	$24,458	$17,184	$9,456	$17,604	$7,461	$97	$76,260
As of December 31, 2008
Long-lived assets, net of accumulated depreciation and amortization(c)	$4,869	$3,680	$9,940	$5,454	$2,899	$35	$26,877
Net assets	$30,552	$13,736	$30,435	$19,112	$13,149	$1,008	$107,992

(b)	Revenue is generally recorded on a geographic basis according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

16. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter(e)
Year Ended December 31, 2010
Revenue	$180,118	$194,969	$200,394	$219,061
Gross margin	$66,421	$74,237	$74,991	$82,924
Operating (loss) income	$(4,312)	$89	$(1,409)	$14
(Loss) income from continuing operations(e)	$(4,138)	$177	$(1,884)	$1,404
Net (loss) income	$(4,207)	$229	$(1,898)	$1,191
Basic (loss) earnings per share from continuing operations	$(0.16)	$0.01	$(0.06)	$0.04
Basic loss per share from discontinued operations	$(0.00)	$0.00	$(0.00)	$(0.00)
Basic (loss) earnings per share	$(0.16)	$0.01	$(0.06)	$0.04
Diluted (loss) earnings per share from continuing operations(a)	$(0.16)	$0.01	$(0.06)	$0.04
Diluted loss per share from discontinued operations(a)	$0.00	$0.00	$0.00	$(0.00)
Diluted (loss) earnings per share	$(0.16)	$0.01	$(0.06)	$0.04
Basic weighted average shares outstanding	26,257	30,947	31,225	31,234
Diluted weighted average shares outstanding	26,257	31,311	31,225	31,754

	First quarter	Second quarter(c)	Third quarter	Fourth quarter(d)
Year Ended December 31, 2009(b)
Revenue	$165,150	$173,848	$169,647	$182,504
Gross margin	$62,004	$64,884	$64,190	$69,375
Operating loss	$(19,325)	$(12,396)	$(8,841)	$(8,891)
Loss from continuing operations(d)	$(14,834)	$(15,499)	$(7,623)	$(4,997)
Net loss	$(5,559)	$(17,771)	$(6,853)	$(10,426)
Basic loss per share from continuing operations	$(0.59)	$(0.59)	$(0.29)	$(0.19)
Basic earnings (loss) per share from discontinued operations	$0.37	$(0.09)	$0.03	$(0.21)
Basic loss per share	$(0.22)	$(0.68)	$(0.26)	$(0.40)
Diluted loss per share from continuing operations(a)	$(0.59)	$(0.59)	$(0.29)	$(0.19)
Diluted earnings (loss) per share from discontinued operations(a)	$0.37	$(0.09)	$0.03	$(0.21)
Diluted loss per share	$(0.22)	$(0.68)	$(0.26)	$(0.40)
Basic weighted average shares outstanding	25,171	26,311	26,320	26,329
Diluted weighted average shares outstanding	25,171	26,311	26,320	26,329

(a)	Diluted earnings (loss) per share reflect the potential dilution from the assumed exercise of all dilutive potential common shares, primarily stock options. For the first and third quarters of 2010, and the first, second, third and fourth quarters of 2009, the effect of approximately 2,771,000, 2,646,000, 2,492,000, 2,277,000, 2,333,000 and 2,350,000, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted earnings (loss) per share because the effect was anti-dilutive. For the second and fourth quarters of 2010, the effect of approximately 1,588,000 and 1,548,000, respectively, of outstanding stock options with exercise prices greater than the average market prices for the Company’s common stock was excluded from the calculation of diluted earnings and loss per share because the effect was anti-dilutive.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

16. SELECTED QUARTERLY FINANCIAL DATA (unaudited)  – (continued)

(b)	The reported quarterly numbers for the quarter ended March 31, 2009 have been restated to reflect the effect of the discontinued operations of Italy operations in 2009 as described in Note 3 “Discontinued Operations”.
(c)	The second quarter of 2009 results included impairment charges related to goodwill of $1,669.
(d)	The loss from continuing operations for the quarter ended December 31, 2009 includes an income tax benefit of $4,000 with an offsetting provision for income taxes in income from discontinued operations. The income tax benefit was related to the $11,625 final earn-out payment received in April 2009 in connection with the sale of Highland Partners in 2006. The earn-out payment was recorded as a gain from sale of discontinued operations in the quarter ended March 31, 2009. The incremental tax benefit/provision should have been recorded in that quarter but at that time it was recorded at nil for both the loss from continuing operations and discontinued operations as a result of the Company’s NOL. The amounts recorded in the fourth quarter adjusted the tax allocation used in the first quarter with no resulting impact to net loss in either period. The Company does not believe the adjustment is material to either period.
(e)	Income from continuing operations for the quarter ended December 31, 2010 includes a pretax adjustment of $1,172 and associated tax benefit of $299 for previously unrecorded employer payroll taxes in the Netherlands. The adjustment relates to 2009 and the first three quarters of 2010. The pretax impact arising in 2009 and the first three quarters of 2010 was $667 and $505, respectively, with associated tax benefit of $170 and $129, respectively. The Company does not believe these adjustments are material to either period.

Earnings (loss) per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly loss per share amounts may not equal year-to-date earnings (loss) per share amounts, which reflect the weighted average effect on a year-to-date basis.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” on page 45.

Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” on page 46.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the caption “Principal Stockholders.”

Equity Compensation Plan Information

The following table presents information on the Company’s equity compensation plans as of December 31, 2010.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)
	A	B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	1,548,300	$12.64	—	(1)
2009 Incentive Stock and Awards Plan	—	—	886,910	(1)
Employee Stock Purchase Plan	—	—	116,329	(2)
Equity Compensation Plans not approved by stockholders:	—	—	—
Total	1,548,300	$12.64	1,003,239

(1)	Excludes 1,034,602,shares of restricted common stock previously issued under the Hudson Highland Group, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.
(2)	The Company suspended the Hudson Highland Group, Inc. Employee Stock Purchase Plan (the “ESPP”) effective January 1, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement under the captions “Board of Directors and Corporate Governance — Independent Directors” and “Board of Directors and Corporate Governance — Policies and Procedures Regarding Related Person Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Item 14 is incorporated by reference to the information in the Proxy Statement under the caption “Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) 1. Financial statements — The following financial statements and the reports of independent registered public accounting firms are contained in Item 8.

2. Financial statement schedules

Schedule I — Condensed Financial Information of Registrant

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

HUDSON HIGHLAND GROUP, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating expenses:
Selling, general and administrative expenses	$18,848	$17,028	$28,276
Depreciation and amortization	152	181	224
Business reorganization and integration expenses	—	137	997
Operating loss	(19,000)	(17,346)	(29,497)
Other (expense) income:
Interest, net	7,268	6,372	5,913
Corporate costs allocation and other, net	14,293	3,661	7,675
Equity in earnings (losses) of subsidiaries, net of income taxes	(5,599)	(38,960)	(56,361)
Fee for early extinguishment of credit facility	(563)	—	—
Loss from continuing operations before provision for income taxes	(3,601)	(46,273)	(72,270)
Provision for (benefit from) income taxes	840	(3,321)	825
Loss from continuing operations	(4,441)	(42,952)	(73,095)
(Loss) income from discontinued operations, net of income taxes	(244)	2,343	(1,223)
Net loss	$(4,685)	$(40,609)	$(74,318)

See notes to condensed financial statements

HUDSON HIGHLAND GROUP, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
(in thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$6,424	$11,142
Prepaid and other	961	1,596
Total current assets	7,385	12,738
Property and equipment, net	2,248	2,682
Investment in and advances to/from subsidiaries	90,190	75,714
Other assets	2,179	1,892
Total assets	$102,002	$93,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$6,457	$3,168
Short-term borrowings	—	10,666
Total current liabilities	6,457	13,834
Deferred rent and other non-current liabilities	2,267	2,932
Total liabilities	8,724	16,766
Stockholders’ equity	93,278	76,260
Total liabilities and stockholders’ equity	$102,002	$93,026

See notes to condensed financial statements

HUDSON HIGHLAND GROUP, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
(in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(4,685)	(40,609)	(74,318)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Dividend received from subsidiaries	3,123	—	15,100
Non-cash losses from subsidiaries, net of taxes	5,599	38,960	56,361
Depreciation and amortization	152	181	224
Stock-based compensation	693	638	1,668
Net gain on disposal of assets	—	(11,628)	(4,838)
Fee for early extinguishment of credit facility	563	—	—
Other, net	460	—	—
Changes in assets and liabilities, net of effects of business acquisitions:
Decrease in prepaid and other assets	1,120	437	16
(Increase) decrease in due from subsidiaries	(13,200)	(4,624)	11,587
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,696	(3,071)	(5,872)
(Decrease) increase in accrued business reorganization expenses	(210)	(790)	929
Net cash provided by (used in) operating activities	(3,689)	(20,506)	857
Cash flows from investing activities:
Capital expenditures	16	73	182
Proceeds from sale of assets	—	11,628	20,861
Change in restricted cash	599	515	523
Payment for acquisitions	(2,438)	(1,669)	(6,607)
Advances to and investments in subsidiaries	(5,667)	(3,356)	(3,128)
Net cash (used in) provided by investing activities	(7,490)	7,191	11,831
Cash flows from financing activities:
Borrowings under credit facility	10,869	51,985	104,104
Repayments under credit facility	(21,325)	(46,836)	(98,797)
Payment for early extinguishment of credit facility	(563)	—	—
Payment of deferred financing costs	(1,565)	—	—
Proceeds from issuance of common stock, net	19,116	—	—
Issuance of common stock – Long Term Incentive Plan option exercises	—	—	372
Issuance of common stock – Employee Stock Purchase Plans	—	—	1,670
Purchase of treasury stock, including fees	—	(703)	(7,491)
Purchase of restricted stock from employees	(71)	(75)	(242)
Net cash provided by (used in) financing activities	6,461	4,371	(384)
Net (decrease) increase in cash and cash equivalents	(4,718)	(8,944)	12,304
Cash and cash equivalents, beginning of the period	11,142	20,086	7,782
Cash and cash equivalents, end of the period	$6,424	$11,142	$20,086

See notes to condensed financial statements

HUDSON HIGHLAND GROUP, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands)

NOTE 1 — BASIS OF PRESENTATION

Hudson Highland Group, Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business through its subsidiaries. As specified in certain of its subsidiaries’ credit agreements in Australia, Belgium and The Netherlands, there are restrictions on the Parent Company’s ability to obtain funds from certain of its subsidiaries through dividends, intercompany expenses or interest (refer to Note 13, “Financial Instruments”, to the Company’s Consolidated Financial Statements). As of December 31, 2010, the Company was in a stockholders’ equity position of $93,278, and approximately $30,550 constituted restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X. The restricted net assets of the Company’s subsidiaries exceeded 25% of the consolidated net assets of the Company and its subsidiaries, thus requiring this Schedule I, “Condensed Financial Information of the Registrant.” Accordingly, the results of operations and cash flows for the years ended December 31, 2010, 2009 and 2008, and the balance sheets as of December 31, 2010 and 2009 have been presented on a “Parent-only” basis. In these statements, the Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. The Parent-only financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included elsewhere herein.

NOTE 2 — DIVIDENDS RECEIVED

The Company received dividends of $3,123, $0 and $15,100 in 2010, 2009 and 2008, respectively, from its consolidated subsidiaries.

NOTE 3 — CREDIT AGREEMENT

Several of the Company’s subsidiaries have credit agreements with lenders. Borrowings under the certain agreements are based on agreed percentage of eligible account receivable. The borrowings of the holding company are secured by the accounts receivable of the Company’s U.S. and U.K. subsidiaries. Refer to Note 13, “Financial Instruments” to the Company’s Consolidated Financial Statements for further details.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

Column A	Column B	Column C Additions		Column D	Column E
Descriptions	Balance at Beginning of Period	Charged to Costs/Expenses (Recoveries)	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts(a)
Year Ended December 31, 2008	$4,897	(213)	115	1,278	$3,521
Year Ended December 31, 2009	$3,521	(255)	(38)	806	$2,422
Year Ended December 31, 2010	$2,422	392	—	669	$2,145

(a)	Included in the balances presented here are the allowances for doubtful accounts for the Company’s discontinued operations. The sale and subsequent reduction to the account balance is in column C charged to other accounts as a deletion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this twenty-third day of February 2011.

HUDSON HIGHLAND GROUP, INC.
By /s/ MARY JANE RAYMOND MARY JANE RAYMOND Interim Chief Executive Officer and Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARY JANE RAYMOND Mary Jane Raymond	Interim Chief Executive Officer and Executive Vice President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	February 23, 2011
/s/ FRANK P. LANUTO Frank P. Lanuto	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 23, 2011
/s/ JON F. CHAIT Jon F. Chait	Director	February 23, 2011
/s/ ROBERT B. DUBNER Robert B. Dubner	Director	February 23, 2011
/s/ JOHN J. HALEY John J. Haley	Director	February 23, 2011
/s/ JENNIFER LAING Jennifer Laing	Director	February 23, 2011
/s/ DAVID G. OFFENSEND David G. Offensend	Director	February 23, 2011
/s/ RICHARD J. STOLZ Richard J. Stolz	Director	February 23, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(3.1)	Amended and Restated Certificate of Incorporation of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Registration Statement on Form 10 filed March 14, 2003 (file No. 0-50129)).
(3.2)	Certificate of Designations of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 2, 2005 (file No. 0-50129)).
(3.3)	Amended and Restated By-laws of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 22, 2011 (file No. 0-50129)).
(4.1)	Rights Agreement, dated as of February 2, 2005, between Hudson Highland Group, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Hudson Highland Group, Inc. dated February 3, 2005 (file No. 0-50129)).
(4.2)	Loan and Security Agreement, dated as of August 5, 2010, by and among Hudson Highland Group, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as Lenders, and RBS Business Capital, a division of RBS Asset Finance, Inc., as Agent (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-50129)).
(4.3)	Receivables Finance Agreement, dated as of August 3, 2010, by and between Hudson Global Resources (Aust) Pty Limited and Commonwealth Bank of Australia (incorporated by reference to Exhibit 4.2 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-50129)).
(4.4)	Receivables Finance Facility Offer Letter, accepted as of August 3, 2010, from Commonwealth Bank of Australia to Hudson Global Resources (Aust) Pty Limited (incorporated by reference to Exhibit 4.3 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-50129)).
(4.5)	Letter of Approval, accepted as of August 3, 2010, from Commonwealth Bank of Australia to Hudson Global Resources (Aust) Pty Limited (incorporated by reference to Exhibit 4.4 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-50129)).
(10.1)*	Hudson Highland Group, Inc. Long Term Incentive Plan, as amended through October 29, 2007 (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).
(10.2)*	Form of Hudson Highland Group, Inc. Long Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated May 1, 2007 (file No. 0-50129)).
(10.3)*	Form of Hudson Highland Group, Inc. Long Term Incentive Plan Restricted Stock Award Agreement for share price vesting awards (incorporated by reference to Exhibit 10.2 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 9, 2009 (file No. 0-50129)).
(10.4)*	Form of Hudson Highland Group, Inc. Long Term Incentive Plan Stock Option Agreement (Employees) (incorporated by reference to Exhibit 10.4 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).
(10.5)*	Form of Hudson Highland Group, Inc. Long Term Incentive Plan Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc. Current Report on Form 8-K dated May 11, 2006 (File No. 0-50129)).

Exhibit Number	Exhibit Description
(10.6)*	Form of Hudson Highland Group, Inc. Long Term Incentive Plan Stock Option Agreement applicable to Jon F. Chait (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated July 13, 2007 (file No. 0-50129)).
(10.7)*	Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities Exchange Commission on Schedule 14A on April 1, 2009 (file No. 0-50129)).
(10.8)*	Form of Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (Employees) (incorporated by reference to Exhibit 4.2 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 dated August 7, 2009 (file No. 333-161171)).
(10.9)*	Form of Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (Directors) (incorporated by reference to Exhibit 4.3 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 dated August 7, 2009 (file No. 333-161171)).
(10.10)*	Form of Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement applicable to Jon F. Chait (incorporated by reference to Exhibit 4.4 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 dated August 7, 2009 (file No. 333-161171)).
(10.11)*	Form of Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 dated August 7, 2009 (file No. 333-161171)).
(10.12)*	Form of Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for EBITDA and gross margin growth performance vesting awards (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 11, 2010 (file No. 0-50129)).
(10.13)*	Executive Employment Agreement, amended and restated effective as of March 1, 2009, between Hudson Highland Group, Inc. and Margaretta R. Noonan (incorporated by reference to Exhibit 10.8 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (file No. 0-50129)).
(10.14)*	Executive Employment Agreement, amended and restated effective as of March 3, 2009, between Hudson Highland Group, Inc. and Richard S. Gray (incorporated by reference to Exhibit 10.9 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (file No. 0-50129)).
(10.15)*	Executive Employment Agreement, amended and restated effective as of March 3, 2009, between Hudson Highland Group, Inc. and Latham Williams (incorporated by reference to Exhibit 10.10 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (file No. 0-50129)).
(10.16)*	Executive Employment Agreement, amended and restated effective as of March 3, 2009, between Hudson Highland Group, Inc. and Neil J. Funk (incorporated by reference to Exhibit 10.11 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (file No. 0-50129)).
(10.17)*	Executive Employment Agreement, amended and restated effective as of March 3, 2009, between Hudson Highland Group, Inc. and Frank P. Lanuto (incorporated by reference to Exhibit 10.12 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (file No. 0-50129)).
(10.18)*	Executive Employment Agreement, amended and restated effective as of March 3, 2009, between Hudson Highland Group, Inc. and Mary Jane Raymond (incorporated by reference to Exhibit 10.13 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (file No. 0-50129)).

Exhibit Number	Exhibit Description
(10.19)*	Hudson Highland Group, Inc. Nonqualified Deferred Compensation Plan (Effective May 1, 2004, as Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.8 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).
(10.20)*	Summary of Hudson Highland Group, Inc. Compensation for Non-employee Members of the Board of Directors (incorporated by reference to Exhibit 10.9 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).
(10.21)*	Summary of Hudson Highland Group, Inc. 2009 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 9, 2009 (file No. 0-50129)).
(10.22)*	Hudson Highland Group, Inc. Director Deferred Share Plan (incorporated by reference to Exhibit 10.15 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).
(21)	Subsidiaries of Hudson Highland Group, Inc.
(23)	Consent of KPMG LLP.
(31)	Certification by the Interim Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32)	Certification of the Interim Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(99.1)	Proxy Statement for the 2010 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2010; except to the extent specifically incorporated by reference, the Proxy Statement for the 2011 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

*	A management contract or compensatory plan or arrangement.