Form 10-Q
period 2011-03-31
HUDSON HIGHLAND GROUP INC
filed 2011-04-27
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2011
Common Stock - $0.001 par value	32,784,692

HUDSON HIGHLAND GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$218,539	$180,118
Direct costs	137,341	113,697
Gross margin	81,198	66,421
Operating expenses:
Selling, general and admisistrative expenses	78,808	68,333
Depreciation and amortization	1,576	2,287
Business reorganization and integration expenses	351	113
Operating income (loss)	463	(4,312)
Other (expense) income :
Interest, net	(206)	(232)
Other, net	487	658
Income (loss) from continuing operations before provision for income taxes	744	(3,886)
Provision for income taxes	750	252
Loss from continuing operations	(6)	(4,138)
Loss from discontinued operations, net of income taxes	-	(69)
Net loss	$(6)	$(4,207)
(Loss) earnings per share:
Basic and diluted
Loss from continuing operations	$(0.00)	$(0.16)
Loss from discontinued operations	-	(0.00)
Net loss	$(0.00)	$(0.16)
Basic and diluted weighted average shares outstanding:	31,325	26,257

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$28,311	$29,523
Accounts receivable, less allowance for doubtful accounts of $2,238 and $2,145, respectively	145,505	128,576
Prepaid and other	14,046	13,988
Total current assets	187,862	172,087
Property and equipment, net	16,114	16,593
Other assets	18,422	17,154
Total assets	$222,398	$205,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,732	$14,812
Accrued expenses and other current liabilities	82,434	74,990
Short-term borrowings	11,156	1,339
Accrued business reorganization expenses	2,176	2,619
Total current liabilities	107,498	93,760
Other non-current liabilities	10,491	10,493
Income tax payable, non-current	8,158	8,303
Total liabilities	126,147	112,556
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 100,000 shares authorized; issued 32,838 and 32,181 shares, respectively	33	32
Additional paid-in capital	467,782	466,582
Accumulated deficit	(408,205)	(408,199)
Accumulated other comprehensive income—translation adjustments	36,947	34,902
Treasury stock, 53 and 9 shares, respectively, at cost	(306)	(39)
Total stockholders’ equity	96,251	93,278
Total liabilities and stockholders' equity	$222,398	$205,834

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(6)	$(4,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,576	2,287
Provision (recovery) of doubtful accounts	213	(228)
Benefit from deferred income taxes	(209)	(766)
Stock-based compensation	599	371
Other, net	(146)	(762)
Changes in assets and liabilities, net of effects of business acquisitions:
Increase in accounts receivable	(14,550)	(16,495)
Increase in prepaid and other assets	(811)	(1,318)
Increase in accounts payable, accrued expenses and other liabilities	3,349	9,704
Decrease in accrued business reorganization expenses	(338)	(3,409)
Net cash used in operating activities	(10,323)	(14,823)
Cash flows from investing activities:
Capital expenditures	(1,025)	(1,102)
Proceeds from sale of assets	247	3,500
Change in restricted cash	206	-
Net cash (used in) provided by investing activities	(572)	2,398
Cash flows from financing activities:
Borrowings under credit facility and other short term financing	49,171	10,963
Repayments under credit facility and other short term financing	(39,611)	(10,039)
Purchase of restricted stock from employees	(267)	(32)
Net cash provided by financing activities	9,293	892
Effect of exchange rates on cash and cash equivalents	390	(403)
Net decrease in cash and cash equivalents	(1,212)	(11,936)
Cash and cash equivalents, beginning of the period	29,523	36,064
Cash and cash equivalents, end of the period	$28,311	$24,128
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$167	$315
Cash payments during the period for income taxes, net of refunds	$1,129	$582

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total	Total Comprehensive Income (loss)
	Shares	Value
Balance at December 31, 2010	32,171	$32	$466,582	$(408,199)	$34,902	$(39)	$93,278	$(4,292)
Net loss	-	-	-	(6)	-	-	(6)	(6)
Other comprehensive income, translation adjustments	-	-	-	-	2,045	-	2,045	2,045
Purchase of restricted stock from employees	(44)	-	-	-	-	(267)	(267)	-
Issuance of shares for 401(k) plan contribution	92	-	602	-	-	-	602	-
Stock-based compensation	566	1	598	-	-	-	599	-
Balance at March 31, 2011	32,785	$33	$467,782	$(408,205)	$36,947	$(306)	$96,251	$2,039

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Hudson Highland Group, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year. The Condensed Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intra-entity balances and transactions between and among the Company and its subsidiaries have been eliminated in consolidation. In preparing the accompanying financial statements, management has evaluated all events and transactions through the issuance date of the condensed consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE 2 – DESCRIPTION OF BUSINESS

The Company provides professional staffing services on a permanent and contract basis and a range of human capital services to businesses operating in a wide variety of industries. The Company’s operations, assets and liabilities are organized into four reportable segments—Hudson Europe, Hudson Australia and New Zealand (“ANZ”), Hudson Americas and Hudson Asia (“Hudson regional businesses” or “Hudson”), which constituted approximately 48%, 29%, 13%, and 10%, respectively, of the Company’s gross margin for the three months ended March 31, 2011.

Corporate expenses are reported separately from the four reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury. A portion of these expenses are attributable to the services provided by the corporate management to the reportable segments and have been allocated to the segments as management service fees.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test such that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted ASU 2010-28 effective January 1, 2011. The adoption had no material impact on the Company’s results of operations or financial position.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For the periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive loss per share. For the three months ended March 31, 2011 and 2010, the effect of approximately 2,928,389 and 2,771,459, respectively, of outstanding stock options and other common stock equivalents was excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with FASB Accounting Standards Codification (“ASC”) ASC 718 "Compensation – Stock Compensation", as interpreted by the SEC Staff Accounting Bulletins No. 107 and No. 110. Under ASC 718, stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.

Incentive Compensation Plan

The Company maintains the Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan (the “ISAP”) pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options and restricted stock as well as other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) will establish such conditions as it deems appropriate on the granting or vesting of stock options or restricted stock. While the Company historically granted both stock options and restricted stock to its employees, since 2008 the Company has granted primarily restricted stock to its employees. In rare cases, the Company grants stock options to certain of its executive employees at the time of hire.

The Company’s common stocks that were reserved for future issuance to participants was 365,636 shares as of March 31, 2011. The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company.

Stock Options

Stock options granted under the ISAP generally expire ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying stock on the date of grant and generally vest ratably over a four year period.

For the three months ended March 31, 2011 and 2010, the Company recognized $82 and $52, respectively, of stock-based compensation expense related to stock options.

As of March 31, 2011, the Company had approximately $23 of unrecognized stock-based compensation expense related to outstanding non-vested stock options. The Company expects to recognize that cost over a weighted average service period of approximately 1.2 years.

Changes in the Company’s stock options for the three months ended March 31, 2011 were as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
	Outstanding	per Share

Options outstanding at Jaurary 1, 2011	1,548,300	$12.64
Forfeited	-	-
Expired	(8,625)	16.59
Options outstanding at March 31, 2011	1,539,675	12.62
Options exercisable at March 31, 2011	1,507,425	$12.73

Restricted Stock

During the three months ended March 31, 2011, the Company granted 640,125 shares of restricted stock to various employees. Shares of restricted stock with only service-based vesting conditions and shares of restricted stock with performance-based vesting conditions are valued at the closing market value of the Company’s common stock on the date of grant. The Company recognizes compensation cost for the awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved. Of the 640,125 shares granted, (i) 324,125 shares vest ratably over a three year period from the date of grant and (ii) 316,000 shares vest ratably over a three year period from the date of grant based on the Company’s gross margin and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the year ending December 31, 2011.

For the three months ended March 31, 2011 and 2010, the Company recognized $517 and $319, respectively, of stock-based compensation expense related to restricted stock.

As of March 31, 2011, the Company had $5,050 of total unrecognized stock-based compensation expense related to outstanding non-vested restricted stock. The Company expects to recognize that cost over a weighted average service period of 1.8 years.

Changes in the Company’s restricted stock for the three months ended March 31, 2011 were as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Non-vested restricted stock at at Jaurary 1, 2011	953,037	$3.64
Granted	640,125	6.36
Vested	(216,189)	3.43
Forfeited	(69,819)	2.41
Non-vested restricted stock at March 31, 2011	1,307,154	$5.07

Defined Contribution Plans

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. For the three months ended March 31, 2011 and 2010, the Company recognized $205 and $233, respectively, of expense for the 401(k) plan. In March 2011, the Company issued 91,944 shares of its common stock with a value of $602 to satisfy the 2010 contribution liability to the 401(k) plan. In March 2010, the Company issued 121,016 shares of its common stock with a value of $541 plus cash of $111 to satisfy the 2009 contribution liability to the 401(k) plan.

NOTE 6 – REVENUE, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	For The Three Months Ended March 31, 2011			For The Three Months Ended March 31, 2010
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$163,061	$55,478	$218,539	$135,033	$45,085	$180,118
Direct costs (1)	134,155	3,186	137,341	110,556	3,141	113,697
Gross margin	$28,906	$52,292	$81,198	$24,477	$41,944	$66,421

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

NOTE 7 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2011 and December 31, 2010, property and equipment, net consisted of the following:

	March 31,	December 31,
	2011	2010
Computer equipment	$16,965	$17,510
Furniture and equipment	11,491	13,762
Capitalized software costs	31,577	31,800
Leasehold and building improvements	20,492	23,265
	80,525	86,337
Less: accumulated depreciation and amortization	64,411	69,744
Property and equipment, net	$16,114	$16,593

NOTE 8 – GOODWILL

The following is a summary of the changes in the carrying value of the Company’s goodwill for the three months ended March 31, 2011 and 2010. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

	Carrying Value
	2011	2010

Goodwill, beginning of year	$1,909	$-
Additions and adjustments	-	-
Impairments	-	-
Currency translation	13	-
Goodwill on March 31,	$1,922	$-

NOTE 9 – INCOME TAXES

The provision for income taxes for the three months ended March 31, 2011 was $750 on a pre-tax income of $744, compared with a provision for income taxes of $252 on a pre-tax loss of $3,886 for the same period in 2010. The effective tax rate for the three months ended March 31, 2011 was 100.8% as compared to negative 6.5% for the same period in 2010. In the current period, the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the inability to recognize tax benefits on net losses in the U.S. and certain other foreign jurisdictions. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of the deferred tax assets will not be realized.

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

As of March 31, 2011 and December 31, 2010, the Company had $8,158 and $8,303, respectively, of uncertain tax benefits, including interest and penalties, which if recognized in the future, would affect the annual effective income tax rate. Reductions to uncertain tax positions, including from the lapse of the applicable statutes of limitations during the next twelve months, are estimated to be approximately $900 to $3,700, excluding any potential new additions.

Estimated interest costs and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and totaled to a benefit of $148 and $18, respectively, for the three months ended March 31, 2011 and 2010. Accrued interest and penalties were $1,730 and $1,895 as of March 31, 2011 and December 31, 2010, respectively. In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years that had net operating losses (“NOLs”) would remain open until the expiration of the statute of limitations of the future tax years those NOLs would be utilized. Notwithstanding the above, the open tax years are 2007 through 2010 for U.S. Federal, 2005 through 2010 for most U.S. state and local jurisdictions, 2009 through 2010 for the U.K., 2000 through 2003 and 2006 through 2010 for Australia and 2003 through 2010 for most other jurisdictions. The Company is currently under income tax examination in the State of Pennsylvania (2004-2009).

NOTE 10 – BUSINESS REORGANIZATION EXPENSES

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered during the three months ended March 31, 2011. These amounts are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations. Amounts in the “Payments” column represent the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the three months ended March 31, 2011 were as follows:

	December 31,	Changes in	Additional		March 31,
For the Three Months Ended March 31, 2011	2010	Estimate	Charges	Payments	2011
Lease termination payments	$2,376	$351	$-	$(532)	$2,195
Employee termination benefits	650	-	-	(88)	562
Contract cancellation costs	103	-	-	(7)	96
Total	$3,129	$351	$-	$(627)	$2,853

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Consulting, Employment and Non-compete Agreements

The Company has entered into various consulting, employment and non-compete agreements with certain key management personnel, executive search consultants and former owners of acquired businesses. Agreements with key members of management, except the former Chief Executive Officer (“CEO”), are generally one year in length, on an at will basis, provide for compensation and severance payments under certain circumstances and are automatically renewed annually unless either party gives sufficient notice of termination. The former CEO had no employment agreement with the Company. Agreements with certain consultants and former owners of acquired businesses are generally two to five years in length.

Litigation and Complaints

The Company is subject to, from time to time, various claims, lawsuits, and other complaints from, for example, clients, candidates, suppliers, landlords, taxing authorities, former and current employees in the ordinary course of business. The Company routinely monitors claims such as these, and records provisions for losses when the claim becomes probable and the amount due is estimable. Although the outcome of these claims cannot be determined, the Company believes that the final resolution of these matters, including ongoing discussion with the Company’s former CEO, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

For matters that have reached the threshold of probable and estimable, the Company has established reserved for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of March 31, 2011 and December 31, 2010.

Asset Retirement Obligations

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. As of March 31, 2011 and December 31, 2010, $2,683, and $2,825, respectively, of asset retirement obligations were included in the Condensed Consolidated Balance Sheets, of which $2,647 and $2,627, respectively, were included under the caption “other non-current liabilities.”

Matters Under Appeal

The Company is currently appealing a decision by the Pennsylvania Department of Revenue related to its 2004 and 2005 state income tax returns. Under the appeals process, the state has filed a tax lien in the amount of $3,508 on the U.S. operating company. The Company has posted a security bond amounting to 120 percent of the lien. The Company does not expect this bond to be drawn.

NOTE 12 – FINANCIAL INSTRUMENTS

Credit Agreements

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility (the “Revolver Agreement”) with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), that provides the Company with the ability to borrow up to $40,000, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50,000, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves principally related to the U.K. and North America operations. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1,457 of deferred financing costs, which are being amortized over the term of the agreement. As of March 31, 2011, the Company’s borrowing base was $42,303 and the Company was required to maintain a minimum availability of $10,000. As of March 31, 2011, the Company had $0 of outstanding borrowings, and $2,781 of outstanding letters of credit issued, under the Revolver Agreement, resulting in the Company being able to borrow up to an additional $29,522 after deducting the minimum availability, outstanding borrowings and outstanding letters of credit issued.

The maturity date of the Revolver Agreement is August 5, 2014. Borrowings may initially be made with an interest rate based on a base rate plus 2.25% or on the LIBOR rate for the applicable period plus 3.25%. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). The interest rate on outstanding borrowings was 5.5% as of March 31, 2011. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and certain of its North American and U.K. subsidiaries.

The Revolver Agreement contains various restrictions and covenants including (1) a requirement to maintain a minimum excess availability of $10,000 until such time as for two consecutive fiscal quarters (i) the Company’s Fixed Charge Coverage Ratio is at least 1.2x and (ii) the Company’s North American and U.K. operations, for the four fiscal quarters then ending, have an EBITDA (as defined in the Revolver Agreement) for such twelve month period of not less than $500 as of the end of each fiscal quarter during the fiscal year 2011 and $1,000 at the end of each fiscal quarter thereafter; thereafter a requirement to maintain a minimum availability of $5,000, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $500 during the fiscal year 2011 and $1,000 thereafter; (2) a limit on the payment of dividends of not more than $5,000 per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25,000 in cash and $25,000 in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4,000 per year. The Company was in compliance with all financial covenants under the Revolver Agreement as of March 31, 2011.

On August 3, 2010, an Australian subsidiary of the Company entered into a Receivables Finance Agreement and related agreements (the “Finance Agreement”) with Commonwealth Bank of Australia (“CBA”) that provides the Australian subsidiary with the ability to borrow up to approximately $15,516 (AUD 15,000). Under the terms of the Finance Agreement, the Australian subsidiary may make offers to CBA to assign its accounts receivable with recourse, which accounts receivable CBA may in its good faith discretion elect to purchase. As of March 31, 2011, the Company had $9,882 (AUD 9,553) of outstanding borrowings under the Finance Agreement. Available credit for use under the Finance Agreement as of March 31, 2011 was $5,633 (AUD 5,446).

The Finance Agreement does not have a stated maturity date and can be terminated by either party upon 90 days written notice. Borrowings may be made with an interest rate based on the average bid rate for bills of exchange (“BBSY”) with the closest term to 30 days plus a margin of 1.6%. The interest rate was 6.51% as of March 31, 2011. In addition, the Company pays a 0.9% line fee based on the maximum availability. Borrowings are secured by substantially all of the assets of the Australian subsidiary and are based on an agreed percentage of eligible accounts receivable.

The Finance Agreement contains various restrictions and covenants for the Australian subsidiary, including (1) a requirement to maintain a minimum Tangible Net Worth (as defined in the Finance Agreement) ratio of 70%; (2) a minimum Fixed Charge Coverage Ratio (as defined in the Finance Agreement) of 1.4x for a trailing twelve month period; and (3) a limitation on certain intercompany payments of expenses, interest and dividends not to exceed Net Profit After Tax (as defined in the Finance Agreement). The Company has received a waiver for not being in compliance with the Tangible Net Worth ratio financial covenant under the Finance Agreement as of March 31, 2011. The waiver was obtained on April 21, 2011. The Company was in compliance with all other financial covenants as of March 31, 2011.

As of March 31, 2011, the Company had a total of $1,834 of bank guarantees issued by CBA under the Finance Agreement that were collateralized by a restricted term deposit of an equal amount. See section “Restricted Cash” below for details.

The Company also has lending arrangements with local banks through its subsidiaries in New Zealand, Belgium, the Netherlands, Singapore and Mainland China. In New Zealand, the Company’s subsidiary can borrow up to $1,908 (NZD2,500) as of March 31, 2011 for working capital purposes. The aggregate outstanding borrowings under the lending arrangement in New Zealand were $1,274 and $841 as of March 31, 2011 and December 31, 2010, respectively. Available credit for use under the lending arrangement in New Zealand as of March 31, 2011 was $633 (NZD 830).This lending arrangement in New Zealand expires on March 31, 2012. Interest on borrowings under the New Zealand lending arrangement is based on a three month cost of funds rate as determined by the bank, plus a 1.84% margin, and was 6.76% on March 31, 2011. In addition, the Company pays a 0.9% line-fee based on the maximum availability. As of March 31, 2011, the Belgium and the Netherlands subsidiaries could borrow up to $5,144 based on an agreed percentage of accounts receivable related to their operations. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus 2.5%, or about 3.4% on March 31, 2011. The lending arrangements in Belgium and the Netherlands will expire on May 2, 2011 and June 15, 2011, respectively. In Singapore, the Company’s subsidiary can borrow up to $793 (SGD1,000) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate, plus 1.75%, and was 6.00% on March 31, 2011. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. In Mainland China, the Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points, and was 7.6% on March 31, 2011. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium, The Netherlands, Singapore and Mainland China lending agreements as of March 31, 2011 and December 31, 2010.

The weighted average interest rate on all outstanding borrowings for the three months ended March 31, 2011 was 6.3%.

The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

Restricted Cash

The Company had approximately $3,789 and $3,934 of restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, respectively. Included in these balances was $1,294 held as collateral under a collateral trust agreement, which supports the Company’s workers’ compensation policy as of March 31, 2011 and December 31, 2010. The Company had $1,834 and $1,811 of restricted term deposits, respectively, with CBA held as collateral. These restricted term deposits support the issuances of bank guarantees for certain leases in the Company’s Australian operation. As of March 31, 2011 and December 31, 2010, the Company had $151 and $143, respectively, in deposits with banks as guarantees for the rent on the Company’s offices in the Netherlands. These balances totaled to $3,279 and $3,248 as of March 31, 2011 and December 31, 2010, respectively, and were included in the caption “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

The Company had $224 and $193 of deposits with a bank for customer guarantees in Belgium as of March 31, 2011 and December 31, 2010, respectively. The Company also had $128 and $345 in deposits with banks in the Netherlands as guarantees for the rent on the Company’s offices and a legally required reserve for employee social tax payments as of March 31, 2011 and December 31, 2010, respectively. These deposits totaled approximately $352 and $538 as of March 31, 2011 and December 31, 2010, respectively, and were included in the caption “Prepaid and other” in the accompanying Condensed Consolidated Balance Sheets.

The Company maintained $141 and $133 of deposits with banks in Spain as guarantees for the rent on the Company’s offices, and insignificant business license deposits with a bank in Singapore as of March 31, 2011 and December 31, 2010, respectively. These deposits totaled approximately $157 and $149 as of March 31, 2011 and December 31, 2010, respectively, and were included in the caption “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

Acquisition Shelf Registration Statement

The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of March 31, 2011, all of the 1,350,000 shares were available for issuance.

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

On April 6, 2010, the Company issued in a registered public offering under the 2009 Shelf Registration 4,830,000 shares of common stock at $4.35 per share. Net proceeds to the Company after underwriting discounts and expenses of the public offering were approximately $19,167.

After this offering, the Company may issue up to $8,990 equivalent of securities or combinations of securities under the 2009 Shelf Registration.

NOTE 13– COMPREHENSIVE INCOME

An analysis of the Company’s comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2011	2010

Net loss	$(6)	$(4,207)
Other comprehensive income (loss) - translation adjustments	2,045	(2,025)
Total comprehensive income (loss)	$2,039	$(6,232)

NOTE 14 – SEGMENT AND GEOGRAPHIC DATA

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

Segment information is presented in accordance with ASC 280, “Segments Reporting.” This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue, certain expenses and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable, net and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

	Hudson Europe	Hudson ANZ	Hudson Americas	Hudson Asia	Corporate	Inter- segment elimination	Total
For The Three Months Ended March 31, 2011
Revenue, from external customers	$93,710	$70,804	$45,812	$8,213	$-	$-	$218,539
Inter-segment revenue	9	-	(2)	5	-	(12)	-
Total revenue	$93,719	$70,804	$45,810	$8,218	$-	$(12)	$218,539
Gross margin, from external customers	$38,937	$24,019	$10,356	$7,886	$-	$-	$81,198
Inter-segment gross margin	4	(7)	(3)	5	-	1	-
Total gross margin	$38,941	$24,012	$10,353	$7,891	$-	$1	$81,198
Business reorganization and integration expenses	$351	$-	$-	$-	$-	$-	$351
EBITDA (loss) (a)	$2,175	$1,041	$(379)	$973	$(1,284)	$-	$2,526
Depreciation and amortization	466	657	322	63	68	-	1,576
Interest income (expense), net	6	(107)	(1)	3	(107)	-	(206)
Income (loss) from continuing operations before income taxes	1,715	277	(702)	913	(1,459)	-	744

As of March 31, 2011
Accounts receivable, net	$66,556	$42,784	$28,608	$7,557	$-	$-	$145,505
Long-lived assets, net of accumulated depreciation and amortization	$4,736	$7,614	$1,537	$2,321	$2,141	$-	$18,349
Total assets	$100,384	$63,933	$32,733	$15,683	$9,665	$-	$222,398

	Hudson Europe	Hudson ANZ	Hudson Americas	Hudson Asia	Corporate	Inter- segment elimination	Total
For The Three Months Ended March 31, 2010
Revenue, from external customers	$76,654	$56,822	$39,507	$7,135	$-	$-	$180,118
Inter-segment revenue	9	-	-	-	-	(9)	-
Total revenue	$76,663	$56,822	$39,507	$7,135	$-	$(9)	$180,118
Gross margin, from external customers	$32,530	$17,776	$9,279	$6,836	$-	$-	$66,421
Inter-segment gross margin	(4)	(10)	14	-	-	-	-
Total gross margin	$32,526	$17,766	$9,293	$6,836	$-	$-	$66,421
Business reorganization and integration expenses (recovery)	$87	$(116)	$142	$-	$-	$-	$113
EBITDA (loss) (a)	$436	$249	$(241)	$597	$(2,408)	$-	$(1,367)
Depreciation and amortization	629	557	884	172	45	-	2,287
Interest (expense) income , net	(24)	28	(3)	(1)	(232)	-	(232)
(Loss) income from continuing operations before income taxes	$(217)	$(280)	$(1,128)	$424	$(2,685)	$-	$(3,886)

As of March 31, 2010
Accounts receivable, net	$51,812	$30,701	$24,257	$6,443	$-	$-	$113,213
Long-lived assets, net of accumulated depreciation and amortization	$5,990	$7,166	$2,210	$413	$2,510	$-	$18,289
Total assets	$79,787	$47,190	$29,390	$11,853	$13,167	$-	$181,387

(a)
SEC Regulation S-K 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures which the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with U.S. GAAP or as a measure of the Company’s profitability.

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia	Other Americas	Total
For The Three Months Ended March 31, 2011
Revenue (b)	$63,800	$61,725	$45,363	$29,526	$17,676	$449	$218,539

For The Three Months Ended March 31, 2010
Revenue (b)	$49,605	$50,004	$39,326	$26,664	$14,338	$181	$180,118

As of March 31, 2011
Long-lived assets, net of accumulated depreciation and amortization (c)	$2,907	$6,381	$3,686	$1,814	$3,561	$-	$18,349
Net assets	$31,964	$23,091	$17,452	$11,302	$11,890	$552	$96,251

As of March 31, 2010
Long-lived assets, net of accumulated depreciation and amortization (c)	$3,630	$5,761	$4,720	$2,325	$1,853	$-	$18,289
Net assets	$25,175	$17,483	$7,567	$13,618	$6,742	$323	$70,908

(b)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

Hudson ANZ Matters

During January 2011, significant rainfall caused widespread flooding throughout much of Queensland, Australia. On February 22, 2011, a major earthquake caused severe damage in Christchurch, New Zealand. The Company incurred losses related to these events primarily for business interruption and property damage. The Company maintains insurance for such matters and recorded $311 for estimated insurance recoveries under the caption “Selling, general and administrative expense” for the three months ended March 31, 2011. The Company continues to assess its losses and insurance coverage related to these events and will make adjustments as necessary in accordance with ASC 225-30, “Business Interruption Insurance”.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Item 1 of this Form 10-Q. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Overview
Hudson Highland Group, Inc. (the “Company” or “Hudson,” “we,” “us” and “our”) has operated as an independent publicly traded company since April 1, 2003. Our businesses are specialized professional staffing services for permanent and contract and talent management services to businesses operating in many industries and in 20 countries around the world. Our largest operations are in the United Kingdom (“U.K.”), Australia and the United States (“U.S.”). We are organized into four reportable segments: Hudson Europe, Hudson Australia and New Zealand (“ANZ”), Hudson Americas, and Hudson Asia. These segments contributed approximately 48%, 29%, 13%, and 10% of the Company’s gross margin, respectively, for the three months ended March 31, 2011.

Hudson Europe operates from 38 offices in 13 countries, with 49% of its gross margin generated in the U.K. during the three months ended March 31, 2011. Hudson ANZ operates from 12 offices in Australia and New Zealand, with 89% of its gross margin generated in Australia during the three months ended March 31, 2011. Hudson Americas operates from 25 offices in the United States (“U.S.”). and Canada, with 96% of its gross margin generated in the U.S. during the three months ended March 31, 2011. Hudson Asia operates from 5 offices in Mainland China, Hong Kong and Singapore, with 51% of its gross margin generated in Mainland China during the three months ended March 31, 2011.

Hudson’s four regional businesses provide professional contract consultants and permanent recruitment services to a wide range of clients. With respect to temporary and contract personnel, Hudson focuses on providing to our clients candidates with specialized functional skills and competencies, such as accounting and finance, legal and information technology. The length of a contract assignment varies. With respect to permanent recruitment, Hudson focuses on mid-level professionals typically earning between $50,000 and $150,000 annually and possessing the professional skills and/or profile required by clients. Hudson provides permanent recruitment services on both a retained and contingent basis. In larger markets, Hudson’s sales strategy focuses on both clients operating in particular industry sectors, such as financial services or technology, and candidates possessing particular professional skills, such as accounting and finance, information technology, legal and human resources. Hudson uses both traditional and interactive methods to select potential candidates for its clients.

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

Financial Performance

As discussed in more detail in this MD&A, the following financial data present an overview of our financial performance for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
$ in thousands	2011	2010	Change
Revenue	$218,539	$180,118	$38,421
Gross margin	81,198	66,421	14,777
Selling, general and administrative expenses (a)	80,384	70,620	9,764
Business reorganization and integration expenses	351	113	238
Operating income (loss)	463	(4,312)	4,775
Net loss	$(6)	$(4,207)	$4,201

(a)	Selling, general and administrative expenses include depreciation and amortization expense of $1,576 and $2,287, respectively, for the three months ended March 31, 2011 and 2010.

•
Revenue was $218.5 million for the three months ended March 31, 2011, compared to $180.1 million for the same period in 2010, an increase of $38.4 million, or 21.3%. Of this increase, $28.0 million, or 20.8%, was in temporary contracting revenue and $10.3 million, or $31.8% was in permanent recruitment revenue as compared to the same period in 2010.

•
Gross margin was $81.2 million for the three months ended March 31, 2011, compared to $66.4 million for the same period in 2010, an increase of $14.8 million, or 22.2%. Of this increase, $ 9.8 million, or 30.6%, was in permanent recruitment gross margin and $4.4 million, or 18.1%, was in temporary contracting gross margin as compared to the same period in 2010. Talent management gross margin increased $0.5 million, or 5.3% as compared to the same period in 2010.

•
Selling, general and administrative expenses were $80.4 million for the three months ended March 31, 2011, as compared to $70.6 million for the same period in 2010, an increase of $9.8 million, or 13.8%. These expenses, as a percentage of revenue, were 36.8% for the three months ended March 31, 2011, as compared to 39.2% for the same period in 2010.

Strategic Actions and Current Market Conditions

Our management’s primary focus has been on specialized professional recruitment through our recruitment, staffing, project solutions and talent management businesses. Our long-term financial goal is to reach 7-10% EBITDA margins, with EBITDA being the measure most within the control of our operating leaders. We continue to execute this strategy through a combination of delivery of higher margin services, efficient delivery of services, investments, cost management, acquisitions and divestitures. In doing so, we continue to focus on retaining and maintaining key clients, retaining high performing revenue earning employees, integrating businesses to achieve synergies, discontinuing non-core businesses, streamlining support operations and reducing costs to achieve the Company’s long-term profitability goals. We expect to continue our review of opportunities to expand our operations in specialized professional recruitment.

Market conditions have remained very mixed in the various geographies where we operate even though we continue to experience increasing demand. As various countries examine their debt situation and the impact of world events, demand for our services could change. While we are unable to accurately predict changes in general economic conditions and their effect on the levels of new hiring, we do not expect a return to significantly negative conditions in any market, even though companies are likely to remain cautious on hiring.

Contingencies

From time to time in the ordinary course of business, the Company is subject to compliance audits by federal, state, local and foreign government regulatory, tax, and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, and income, value-added and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits, and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, and former and current employees. Periodic events can change the number and type of audits, claims, lawsuits or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters.

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

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, including ongoing discussions with the Company’s former Chief Executive Officer, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

During January 2011, significant rainfall caused widespread flooding throughout much of Queensland, Australia. On February 22, 2011, a major earthquake caused severe damage in Christchurch, New Zealand. The Company incurred losses related to these events primarily for business interruption and property damage. The Company maintains insurance for such matters and recorded $0.3 million for estimated insurance recoveries. The Company continues to assess its losses and insurance coverage related to these events and will make adjustments as necessary.

The Company is currently appealing a decision by the Pennsylvania Department of Revenue related to its 2004 and 2005 state income tax returns. Under the appeals process, the State has filed a tax lien in the amount of $3.5 million on the U.S. operating company. The Company has posted a security bond amounting to 120 percent of the lien.  The Company does not expect this bond to be drawn.

Use of EBITDA

Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as the best indicator of operating performance and most comparable measure across our regions. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, or net income prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) or as a measure of the Company’s profitability. EBITDA is derived from net income (loss) adjusted for (benefit from) provision for income taxes, interest expense (income), and depreciation and amortization. The reconciliation of EBITDA to the most directly comparable U.S. GAAP financial measure is provided in the table below:

	Three Months Ended March 31,
$ in thousands	2011	2010

Net loss	$(6)	$(4,207)
Adjusted for loss from discontinued operations, net of income taxes	-	(69)
Loss from continuing operations	(6)	(4,138)
Adjustments to loss from continuing operations
Provision for income taxes	750	252
Interest expense, net	206	232
Depreciation and amortization	1,576	2,287
Total adjustments from loss from continuing operations to EBITDA (loss)	2,532	2,771
EBITDA (loss)	$2,526	$(1,367)

Results of Operations

The following table sets forth the Company’s revenue, gross margin, operating income (loss), loss from continuing operations, net loss, temporary contracting revenue, direct costs of temporary contracting, temporary contracting gross margin and temporary gross margin as a percent of temporary revenue for the three months ended March 31, 2011 and 2010.

	For The Three Months Ended March 31,
$ in thousands	2011	2010
Revenue:
Hudson Europe	$93,710	$76,654
Hudson ANZ	70,804	56,822
Hudson Americas	45,812	39,507
Hudson Asia	8,213	7,135
Total	$218,539	$180,118
Gross margin:
Hudson Europe	$38,937	$32,530
Hudson ANZ	24,019	17,776
Hudson Americas	10,356	9,279
Hudson Asia	7,886	6,836
Total	$81,198	$66,421
Operating income (loss):
Hudson Europe	$3,319	$985
Hudson ANZ	1,430	274
Hudson Americas	(118)	(1,634)
Hudson Asia	1,002	613
Corporate expenses	(5,170)	(4,550)
Total	$463	$(4,312)
Loss from continuing operations	$(6)	$(4,138)
Net loss	$(6)	$(4,207)
TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Europe	$64,613	$51,221
Hudson ANZ	53,917	45,451
Hudson Americas	44,062	38,151
Hudson Asia	469	210
Total	$163,061	$135,033
Direct costs of temporary contracting:
Hudson Europe	$52,631	$42,110
Hudson ANZ	45,784	38,105
Hudson Americas	35,444	30,214
Hudson Asia	296	127
Total	$134,155	$110,556
Temporary contracting gross margin:
Hudson Europe	$11,982	$9,111
Hudson ANZ	8,133	7,346
Hudson Americas	8,618	7,937
Hudson Asia	173	83
Total	$28,906	$24,477
Temporary contracting gross margin as a percent of temporary contracting revenue:
Hudson Europe	18.5%	17.8%
Hudson ANZ	15.1%	16.2%
Hudson Americas	19.6%	20.8%
Hudson Asia	36.9%	39.5%

(a)
Temporary contracting revenue is a component of our revenue. Temporary contracting gross margin and temporary contracting gross margin as a percent of temporary contracting revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Constant Currency

The Company operates on a global basis, with the majority of our gross margin generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. Constant currency information compares financial results between periods as if exchange rates had remained constant period-over-period. The Company currently defines the term “constant currency” to mean that financial data for a previously reported period are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the current period.

Changes in revenue, direct costs, gross margin, selling, general and administrative expenses and operating income (loss) include the effect of changes in foreign currency exchange rates. Variance analysis usually describes period-to-period variances that are calculated using constant currency as a percentage. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends.

Earnings from subsidiaries are, at times, repatriated to the U.S., and there are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three months ended March 31, 2011 and 2010.

	For The Three Months Ended March 31,
	2011	2010
$ in thousands	As reported	As reported	Currency translation	Constant currency
Revenue:
Hudson Europe	$93,710	$76,654	$1,470	$78,124
Hudson ANZ	70,804	56,822	6,113	62,935
Hudson Americas	45,812	39,507	10	39,517
Hudson Asia	8,213	7,135	389	7,524
Total	218,539	180,118	7,982	188,100

Direct costs:
Hudson Europe	54,773	44,124	1,034	45,158
Hudson ANZ	46,785	39,046	4,194	43,240
Hudson Americas	35,456	30,228	(14)	30,214
Hudson Asia	327	299	19	318
Total	137,341	113,697	5,233	118,930

Gross margin:
Hudson Europe	38,937	32,530	436	32,966
Hudson ANZ	24,019	17,776	1,919	19,695
Hudson Americas	10,356	9,279	24	9,303
Hudson Asia	7,886	6,836	370	7,206
Total	$81,198	$66,421	$2,749	$69,170

Selling, general and administrative (a):
Hudson Europe	$35,271	$31,453	$353	$31,806
Hudson ANZ	22,582	17,608	1,899	19,507
Hudson Americas	10,472	10,785	17	10,802
Hudson Asia	6,890	6,224	322	6,546
Corporate	5,169	4,550	(2)	4,548
Total	$80,384	$70,620	$2,589	$73,209

Operating income (loss):
Hudson Europe	$3,319	$985	$81	$1,066
Hudson ANZ	1,430	274	31	305
Hudson Americas	(118)	(1,634)	(7)	(1,641)
Hudson Asia	1,002	613	47	660
Corporate	(5,170)	(4,550)	1	(4,549)
Total	$463	$(4,312)	$153	$(4,159)

(a)	Selling, general and administrative expenses include depreciation and amortization expense of $1,576 and $2,278, respectively, for the three months ended March 31, 2011 and 2010.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Hudson Europe

Hudson Europe’s revenue was $93.7 million for the three months ended March 31, 2011, as compared to $76.7 million for the same period in 2010, an increase of $17.1 million or 22.3%. On a constant currency basis, Hudson Europe’s revenue increased $15.6 million or 20.0%. The revenue increase was primarily due to increases of $12.2 million or 23.3% in contracting and $3.5 million or 21.8% in permanent recruitment revenues. Talent management revenue was flat as compared to the same period in 2010.

The revenue increase in constant currency was primarily in the U.K., where contracting and permanent recruitment revenues increased $11.8 million and $1.1 million, or 28.1% and 13.6%, respectively, compared to the same period in 2010. The increases were primarily due to increased projects and hiring activity in our major professional service sectors. The public sector portion of our business, less than 10% of total revenue, continued to have immaterial declines.

In Continental Europe, permanent recruitment and contracting revenues increased $2.4 million and $0.5 million, or 31% and 4.3%, respectively, as compared to the same period in 2010. Talent management revenue was essentially flat as compared to the same period in 2010. In Belgium, contracting and permanent recruitment revenues increased $0.6 million and $0.5 million, or 60.6% and 18.8%, respectively, and in France permanent recruitment revenue increased $1.1 million or 30.3% as compared to the same period in 2010. The revenue increase in France was primarily due to increases in the real estate, sales and marketing, and industrial sectors. The revenue increase in Belgium was due to increases in all sectors where Hudson operates as a result of economic improvement. In the Netherlands, contracting revenue remained flat as compared to the same period in 2010. The legal and Finance practices in the Netherlands have continued to improve as compared to the same period in 2010. However, the improvement in the legal and finance practices was offset by the slowing in the technical practice.

Hudson Europe’s direct costs were $54.8 million for the three months ended March 31, 2011, as compared to $44.1 million for the same period in 2010, an increase of $10.6 million or 24.1%. On a constant currency basis, Hudson Europe’s direct costs increased $9.6 million or 21.3%. The increase in direct costs was due to a greater number of contractors on billing in the U.K. and was a direct result of the factors affecting revenue as noted above.

Hudson Europe’s gross margin was $38.9 million for the three months ended March 31, 2011, as compared to $32.5 million for the same period in 2010, an increase of $6.4 million or 19.7%. On a constant currency basis, gross margin increased $6.0 million or 18.1%. The increase was driven by increases in permanent recruitment and contracting gross margins of $3.1 million and $2.7 million, or 19.7% and 29.0%, respectively as compared to the same period in 2010. Talent management gross margin remained flat as compared to the same period in 2010.

Permanent recruitment gross margin increased $2.4 million or 31.5% in Continental Europe and $0.7 million or 8.9% in the U.K. The increases were primarily due to increased demand for permanent staff and from higher average fees. The entire increase in contracting gross margin was in the U.K. The increase was due to a greater number of contractors on billing and increases in billable hours and average bill rates. In the Netherlands, contracting gross margin decreased slightly by less than $0.2 million as compared to the same period in 2010 due to a greater increase in lower margin legal practice business.

Contracting gross margin as a percentage of revenue was 18.5% for the three months ended March 31, 2011, as compared to 17.7% for the same period in 2010. The increase was partially driven by improved contractor productivity. Total gross margin, as a percentage of revenue, was 41.6% as compared to 42.2% for the same period in 2010. The decline was primarily due to the proportionately greater increase in lower margin contracting revenue.

Hudson Europe’s selling, general and administrative expenses were $35.3 million for the three months ended March 31, 2011, as compared to $31.5 million for the same period in 2010, an increase of $3.8 million or 12.1%. On a constant currency basis, selling, general and administrative expenses increased $3.5 million or 10.9%. The increase in selling, general and administrative expenses was primarily due to increased staff compensation as a result of the higher gross margin and increased traveling expense for business development. These expenses, as a percentage of revenue, were 37.6% as compared to 40.7% for the same period in 2010. The improvement was primarily due to the proportionately greater increase in revenue for the three months ended March 31, 2011.

Hudson Europe incurred $0.4 million in reorganization expenses for the three months ended March 31, 2011, as compared to $0.1 million for the same period in 2010, an increase of $0.3 million on a reported and constant currency basis. Reorganization expenses incurred for the three months ended March 31, 2011 were primary related to a true up of lease termination payments in our U.K operations.

Hudson Europe’s net other non-operating expense was $1.6 million for the three months ended March 31, 2011 as compared to $1.2 million for the same period in 2010, an increase of $0.4 million.  On a constant currency basis, net other non-operating expense increased $0.5 million. The increase was primarily due to increased corporate management service allocations.

Hudson Europe’s EBITDA was $2.2 million for the three months ended March 31, 2011, as compared to $0.4 million for 2010, an increase in EBITDA of $1.7 million. On a constant currency basis, EBITDA increased $1.6 million. Hudson Europe’s EBITDA, as a percentage of revenue, was 2.3% as compared to 0.7% for the same period in 2010. The increase in EBITDA was primarily due to the factors discussed above.

Hudson Europe’s operating income was $3.3 million for the three months ended March 31, 2011, as compared to $1 million for the same period in 2010, an increase in operating income of $2.3 million on reported and constant currency basis. Operating income, as a percentage of revenue, was 3.5% as compared to 1.4% for the same period in 2010.

Hudson ANZ

Hudson ANZ’s revenue was $70.8 million for the three months ended March 31, 2011, as compared to $56.8 million for the same period in 2010, an increase of $14.0 million or 24.6%. On a constant currency basis, Hudson ANZ’s revenue increased $7.9 million or 12.5%. The revenue increase was primarily due to increases of $4.3 million or 44% in permanent recruitment and $3.6 million or 7.1% in contracting revenues as compared to the same period in 2010. The revenue increases in constant currency were primarily due to continued greater demand for permanent recruitment services, higher placements and increased billable hours, reflecting the current stronger economic and hiring environment in ANZ. The increased demand was primarily in the mining and resources sector, but there also were increases in the industrial, finance, and healthcare sectors. Talent management revenue remained nearly flat as compared to the same period in 2010.

Hudson ANZ’s direct costs were $46.8 million for the three months ended March 31, 2011, as compared to $39 million for the same period in 2010, an increase of $7.7 million or 19.8%. On a constant currency basis, Hudson ANZ’s direct costs increased $3.5 million or 8.2%. The increase in direct costs was primarily a result of the increases in revenue as noted above.

Hudson ANZ’s gross margin was $24.0 million for the three months ended March 31, 2011, as compared to $17.8 million for the same period in 2010, an increase of $6.2 million or 35.1%. On a constant currency basis, gross margin increased $4.3 million or 22%. The increase was driven by increases in permanent recruitment of $4.2 million or 44% as compared to the same period in 2010.  Contracting and talent management gross margins remained flat as compared to the same period in 2010.

Contracting gross margin as a percentage of revenue was 15.1% for the three months ended March 31, 2011, as compared to 16.2% for the same period in 2010. The decline was partially driven by lower average hourly rates resulting from increased pricing pressure and a change in mix to higher volume, lower margin projects. Total gross margin, as a percentage of revenue, was 33.9% as compared to 31.3% for the same period in 2010, and the increase was primarily attributable to a proportionately greater increase in permanent recruitment revenue for the three months ended March 31, 2011.

Hudson ANZ’s selling, general and administrative expenses were $22.6 million for the three months ended March 31, 2011, as compared to $17.6 million for the same period in 2010, an increase of $5.0 million or 28%. On a constant currency basis, selling, general and administrative expenses increased $3.1 million or 15.8%.  The increase was primarily due to increased staff, as well as higher compensation due to higher gross margin. These expenses also included $0.3 million for insurance recoveries for the flood in Queensland, Australia and earthquake in Christchurch, New Zealand. These expenses, as a percentage of revenue, were 31.9% as compared to 31.0% for the same period in 2010. The increase was primarily due to the proportionally greater increase in staff compensation for the three months ended March 31, 2011.

Hudson ANZ did not incur reorganization expenses for the three months ended March 31, 2011 and had a reorganization benefit of $0.1 million for the same period in 2010. Reorganization benefit recorded for the three months ended March 31, 2010 was primary related to true up of lease termination payments.

 Hudson ANZ’s net other non-operating expense was $1 million for the three months ended March 31, 2011, as compared to $0.6 million for the same period in 2010, an increase of $0.5 million on a reported and constant currency basis. The increase was primarily due to increased corporate cost allocations of $0.5 million.

Hudson ANZ’s EBITDA was $1 million for the three months ended March 31, 2011, as compared to $0.2 million for the same period in 2010, an increase in EBITDA of $0.8 million. On a constant currency basis, EBITDA increased $0.7 million. Hudson ANZ’s EBITDA, as a percentage of revenue, was 1.5% as compared to 0.6% for the same period in 2010. The increase in EBITDA was primarily due to the factors discussed above.

Hudson ANZ’s operating income was $1.4 million for the three months ended March 31, 2011, as compared to $0.3 million for the same period in 2010, an increase in operating income of $1.2 million. On a constant currency basis, operating income increased $1.1 million. Operating income, as a percentage of revenue, was 2% as compared to 0.5% for the same period in 2010.

Hudson Americas

Hudson Americas’ revenue was $45.8 million for the three months ended March 31, 2011, as compared to $39.5 million for the same period in 2010, an increase of $6.3 million or 16%. Of this increase, $5.9 million or 15.5% was in contracting revenue and $0.4 million or 28.9% was in permanent recruitment revenue as compared to the same period in 2010.

Contracting revenue represents substantially all of Hudson Americas’ revenues. Revenues in the Legal Services practice, the segment’s largest practice, increased $6 million or 23%. The increase was due to a higher volume of projects and contractors on billing, particularly litigation and antitrust projects, partially offset by a large review project with lower bill rates. Other contracting declined $0.2 million or 1.7% and was essentially flat as compared to the same period of 2010.

Hudson Americas’ direct costs were $35.5 million for the three months ended March 31, 2011, as compared to $30.2 million for the same period in 2010, an increase of $5.2 million or 17.3%. The increase was due to growth in the number of contractors on billing and was a direct result of the factors affecting the contracting revenue as noted above.

Hudson Americas’ gross margin was $10.4 million for the three months ended March 31, 2011, as compared to $9.3 million for the same period in 2010, an increase of $1.1 million or 11.6%. Contracting and permanent recruitment gross margins increased $0.7 million or 8.6% and $0.4 million or 28.1%, respectively, as compared to the same period in 2010.

All of the increase in contracting gross margin was in Legal Services contracting, which increased $0.9 million or 16%, as compared to the same period in 2010. The higher gross margin in Legal Services was due to a higher volume of work and an increase in the number of contractors on billing, offset in part by a large review project with lower bill rates. Other contracting gross margin declined $0.5 million, or 14.1%, primarily due to a greater proportion of IT gross margin, which has lower margins than Financial Solutions. Permanent recruitment gross margin increased primarily due to increased volume of placements and higher average placement fees.

Contracting gross margin as a percentage of contracting revenue was 19.6% for the three months ended March 31, 2011, as compared to 20.8% for the same period in 2010. The decrease was due to greater growth in Legal Services, which has lower average gross margins compared to Financial Solutions and IT contracting. Total gross margin, as a percentage of total revenue, was 22.6% as compared to 23.5% for the same period in 2010. The decrease was primarily due to the lower contracting gross margin percentage.

Hudson Americas’ selling, general and administrative expenses were $10.5 million for the three months ended March 31, 2011, as compared to $10.8 million for the same period in 2010, a decrease of $0.3 million or 2.9%. The decrease was primarily due to lower depreciation expense and professional and other fees, partially offset by increased staff compensation as a result of higher gross margin. These expenses, as a percentage of revenue, were 22.9% as compared to 27.3% for the same period in 2010. The decrease was primarily due to the proportionally greater increase in revenue for the three months ended March 31, 2011.

Hudson Americas incurred no reorganization expenses during the three months ended March 31, 2011, as compared to $0.1 million for the same period in 2010, a decrease in reorganization expenses of $0.1 million. Reorganization expenses incurred during the three months ended March 31, 2010 related primarily to the true up of amounts provided for employee termination benefits related to the 2009 restructuring plan.

Hudson Americas’ net other non-operating expense was $0.6 million for the three months ended March 31, 2011, as compared to net other non-operating income of $0.5 million for the same period in 2010, an increase in net other non-operating expense of $1.1 million. The 2010 results included $0.9 million related to recovery of a loan receivable.

Hudson Americas’ EBITDA loss was $0.4 million for the three months ended March 31, 2011, as compared to $0.2 million for the same period in 2010, an increase in EBITDA loss of $0.1 million. Hudson Americas’ EBITDA loss, as a percentage of revenue, was 0.8% as compared to 0.6% for the same period in 2010. The increase in EBITDA loss was primarily due to the factors discussed above.

Hudson Americas’ operating loss was $0.1 million for the three months ended March 31, 2011 as compared to $1.6 million for the same period in 2010, a decrease in operating loss of $1.5 million. Operating loss, as a percentage of revenue, was 0.3% as compared to 4.1% for the same period in 2010.

Hudson Asia

Hudson Asia’s revenue was $8.2 million for the three months ended March 31, 2011, as compared to $7.1 million for the same period in 2010, an increase of $1.1 million or 15.1%. On a constant currency basis, Hudson Asia’s revenue increased $0.7 million or 9.2%. The revenue increase in Hudson Asia was primarily in permanent recruitment, which represents substantially all of the business in this segment.

The increase in revenue was led by Mainland China, which increased $0.5 million or 14.5% on a constant currency basis. Revenue increased slightly in Hong Kong and remained flat in Singapore. The increase in revenue was primarily due to increased hiring activity in the banking and finance and industrial sectors, partially offset by slower client hiring in the first half of the quarter in 2011 following the holidays. .

Hudson Asia’s direct costs were unchanged at $0.3 million for the three months ended March 31, 2011 as compared to the same period in 2010, on both a reported and constant currency basis.

Hudson Asia’s gross margin was $7.9 million for the three months ended March 31, 2011, as compared to $6.8 million for the same period in 2010, an increase of $1.0 million or 15.3%. On a constant currency basis, gross margin increased $0.7 million or 9.4%. The largest gross margin increase was in Mainland China, which increased $0.6 million or 18.1%. Gross margin increased slightly in Hong Kong and remained flat in Singapore. Hudson Asia’s gross margin increased primarily for the same reasons as discussed above with respect to revenue. Total gross margin, as a percentage of revenue, was 96.0% as compared to 95.8% for the same period in 2010.

Hudson Asia’s selling, general and administrative expenses were $6.9 million for the three months ended March 31, 2011, as compared to $6.2 million for the same period in 2010, an increase of $0.7 million or 10.7%. On a constant currency basis, selling, general and administrative expenses increased $0.3 million or 5.3%. The increase was primarily due to increased staff compensation due to the higher gross margin. These expenses, as a percentage of revenue, were 83.9% as compared to 87.0% for the same period in 2010. The decrease was primarily due to higher revenue for the three months ended March 31, 2011.

Hudson Asia’s net other non-operating expense was $0.1 million for the three months ended March 31, 2011, as compared to $0.2 million for the same period in 2010, a decrease of $0.1  million on reported and constant currency basis.

Hudson Asia’s EBITDA was $1 million for the three months ended March 31, 2011, as compared $0.6 million for the same period in 2010, an increase of $0.4 million. On a constant currency basis, EBITDA increased $0.3 million. Hudson Asia’s EBITDA, as a percentage of revenue, was 11.8% as compared to 8.7% for the same period in 2010. The increase in EBITDA was primarily due to the factors discussed above.

Hudson Asia’s operating income was $1 million for the three months ended March 31, 2011, as compared to $0.6 million for the same period in 2010, an increase of $0.4 million. On a constant currency basis, operating income increased $0.3 million. Operating income, as a percentage of revenue, was 12.2% as compared to 8.8% for the same period in 2010.

Corporate and Other

Corporate selling, general and administrative expenses were $5.2 million for the three months ended March 31, 2011, as compared to $4.5 million for the same period in 2010, an increase of $0.6 million or 13.6%. The increase was primarily for incentive compensation based on the outlook for 2011.

Corporate net other non-operating income was $3.8 million for the three months ended March 31, 2011, as compared to $2.1 million for the same period in 2010, an increase of $1.7 million. The increase was primarily due to increased corporate cost allocations to the reportable segments to reflect their greater use of corporate resources.

Corporate EBITDA loss was $1.3 million for the three months ended March 31, 2011, as compared to $2.4 million for the same period in 2010, a decrease in EBITDA loss of $1.1 million.  The decrease was attributable to the factors discussed above.

Interest Expense

Interest expense, net of interest income was $0.2 million for the three months ended March 31, 2011 and 2010.

Provision for Income Taxes

The provision for income taxes was $0.7 million on $0.7 million of pre-tax income from continuing operations for the three months ended March 31, 2011, as compared to $0.3 million on $3.9 million of pre-tax losses from continuing operations for the same period in 2010. The effective tax rate for the three months ended March 31, 2011 was 100.8%, as compared to negative 6.5% for the same period in 2010. The changes in the Company’s effective tax rate for the three months ended March 31, 2011 as compared to the same period in 2010 resulted primarily from a reduction in the Company’s pre-tax losses and the inability to obtain benefits from losses incurred in certain jurisdictions. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net losses in the U.S. and certain foreign jurisdictions, state taxes, non-deductible expenses such as certain acquisition-related payment and variations from the U.S. tax rate in foreign jurisdictions.

Net Loss from Continuing Operations

Net loss from continuing operations was less than $0.1 million for the three months ended March 31, 2011, as compared to $4.1 million for the same period in 2010, a decrease in net loss from continuing operations of $4.1 million. Basic and diluted loss per share from continuing operations were $0.00 for the three months ended March 31, 2011, as compared to $0.16 for the same period in 2010.

Discontinued Operations

There were no activities in discontinued operations for the three months ended March 31, 2011, as compared to a net loss of less than $0.1 million for the same period in 2010.

Net Loss

Net loss was less than $0.1 million for the three months ended March 31, 2011, as compared to $4.2 million for the same period in 2010, a decrease of $4.2 million. Basic and diluted loss per share were $0.00 for the three months ended March 31, 2011, as compared to $0.16 for the same period in 2010.

Liquidity and Capital Resources

Cash and cash equivalents totaled $28.3 million and $29.5 million, respectively, as of March 31, 2011 and December 31, 2010. The following table summarizes the cash flow activities for the three months ended March 31, 2011 and 2010:

	For The Three Months Ended March 31,
(In millions)	2011	2010
Net cash used in operating activities	$(10.3)	$(14.8)
Net cash (used in) provided by investing activities	(0.6)	2.4
Net cash provided by financing activities	9.3	0.9
Effect of exchange rates on cash and cash equivalents	0.4	(0.4)
Net decrease in cash and cash equivalents	$(1.2)	$(11.9)

Cash Flows from Operating Activities

For the three months ended March 31, 2011, net cash used in operating activities was $10.3 million compared to $14.8 million for the same period in 2010, a decrease of $4.5 million. The decrease was primarily due to lower net operating losses from continuing operations and lower payments related to the previous years’ restructuring programs in the current period offset principally by an increase in working capital due to revenue being more heavily weighted to the end of the quarter and slower collections of receivables in Australia.

Cash Flows from Investing Activities

For the three months ended March 31, 2011, net cash used in investing activities was $0.6 million compared to net cash provided by investing activities of $2.4 million for the same period in 2010, a decrease in net cash provided by investing activities of $3.0 million. The decrease was primarily due to the non-recurrence of the collection of a note receivable of $3.5 million from the sale of Hudson Americas’ ETS division in 2010. The decrease was partially offset by the proceeds from the current year’s sale of an investment in France for $0.2 million and return of a security deposit of $0.2 million related to an office lease expiration in the Netherlands.

Cash Flows from Financing Activities

For the three months ended March 31, 2011, net cash provided by financing activities was $9.3 million compared to $0.9 million for the same period in 2010, an increase of $8.4 million. The increase was primarily due to an increase in net borrowings under the Company’s credit facilities of $8.6 million, which was used principally to pay bonuses in connection with the Company’s the improved financial performance in 2010.

Credit Agreements

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility (the “Revolver Agreement”) with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), that provides the Company with the ability to borrow up to $40 million, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50 million, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves principally related to the U.K. and North America operations. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1.5 million of deferred financing costs, which are being amortized over the term of the agreement. As of March 31, 2011, the Company’s borrowing base was $42.3 million and the Company was required to maintain a minimum availability of $10 million. As of March 31, 2011, the Company had $0 of outstanding borrowings, and $2.8 million of outstanding letters of credit issued, under the Revolver Agreement, resulting in the Company being able to borrow up to an additional $29.5 million after deducting the minimum availability, outstanding borrowings and outstanding letters of credit issued.

The maturity date of the Revolver Agreement is August 5, 2014. Borrowings may initially be made with an interest rate based on a base rate plus 2.25% or on the LIBOR rate for the applicable period plus 3.25%. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). The interest rate on outstanding borrowings was 5.5% as of March 31, 2011. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and certain of its North American and U.K. subsidiaries.

The Revolver Agreement contains various restrictions and covenants including (1) a requirement to maintain a minimum excess availability of $10 million until such time as for two consecutive fiscal quarters (i) the Company’s Fixed Charge Coverage Ratio is at least 1.2x and (ii) the Company’s North American and U.K. operations, for the four fiscal quarters then ending, have an EBITDA (as defined in the Revolver Agreement) for such twelve month period of not less than $0.5 million as of the end of each fiscal quarter during the fiscal year 2011 and $1 million at the end of each fiscal quarter thereafter; thereafter a requirement to maintain a minimum availability of $5 million, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $0.5 million during the fiscal year 2011 and $1 million thereafter; (2) a limit on the payment of dividends of not more than $5 million per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25 million in cash and $25 million in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4 million per year. The Company was in compliance with all covenants under the Revolver Agreement as of March 31, 2011.

On August 3, 2010, an Australian subsidiary of the Company entered into a Receivables Finance Agreement and related agreements (the “Finance Agreement”) with Commonwealth Bank of Australia (“CBA”) that provides the Australian subsidiary with the ability to borrow up to approximately $15.5 million (AUD 15 million). Under the terms of the Finance Agreement, the Australian subsidiary may make offers to CBA to assign its accounts receivable with recourse, which accounts receivable CBA may in its good faith discretion elect to purchase. As of March 31, 2011, the Company had $9.9 million (AUD 9.6 million) of outstanding borrowings under the Finance Agreement. Available credit for use under the Finance Agreement as of March 31, 2011 was $5.6 million (AUD 5.4 million).

The Finance Agreement does not have a stated maturity date and can be terminated by either party upon 90 days written notice. Borrowings may be made with an interest rate based on the average bid rate for bills of exchange (“BBSY”) with the closest term to 30 days plus a margin of 1.6%.  The interest rate was 6.51% as of March 31, 2011. In addition, the Company pays a 0.9% line fee based on the maximum availability. Borrowings are secured by substantially all of the assets of the Australian subsidiary and are based on an agreed percentage of eligible accounts receivable.

The Finance Agreement contains various restrictions and covenants for the Australian subsidiary, including (1) a requirement to maintain a minimum Tangible Net Worth (as defined in the Finance Agreement) ratio of 70%; (2) a minimum Fixed Charge Coverage Ratio (as defined in the Finance Agreement) of 1.4x for a trailing twelve month period; and (3) a limitation on certain intercompany payments of expenses, interest and dividends not to exceed Net Profit After Tax (as defined in the Finance Agreement). The Company has received a waiver for not being in compliance with the Tangible Net Worth ratio financial covenant under the Finance Agreement as of March 31, 2011. The waiver was obtained on April 21, 2011. The Company expects to be in compliance with this covenant by June 30, 2011. The Company was in compliance with all other covenants as of March 31, 2011.

The Company also has lending arrangements with local banks through its subsidiaries in New Zealand, Belgium, the Netherlands, Singapore and Mainland China. In New Zealand, the Company’s subsidiary can borrow up to $1.9 million (NZD 2.5 million) as of March 31, 2011 for working capital purposes. The aggregate outstanding borrowings under the lending arrangement in New Zealand were $1.3 million and $0.8 million as of March 31, 2011 and December 31, 2010, respectively. Available credit for use under the lending arrangement in New Zealand as of March 31, 2011 was $0.6 million (NZD 0.87 million).This lending arrangement in New Zealand expires on March 31, 2012.  Interest on borrowings under the New Zealand lending arrangement is based on a three month cost of funds rate as determined by the bank, plus a 1.84% margin, and was 6.76% on March 31, 2011.  In addition, the Company pays a 0.9% line-fee based on the maximum availability. As of March 31, 2011, the Belgium and the Netherlands subsidiaries could borrow up to $5.1 million based on an agreed percentage of accounts receivable related to their operations. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus 2.5%, or about 3.4% on March 31, 2011. The lending arrangements in Belgium and the Netherlands will expire on May 2, 2011 and June 15, 2011, respectively. In Singapore, the Company’s subsidiary can borrow up to $0.8 million (SGD1 million) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate, plus 1.75%, and was 6.00% on March 31, 2011.  The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time.  In Mainland China, the Company’s subsidiary can borrow up to $1 million for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points, and was 7.6% on March 31, 2011. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium, The Netherlands, Singapore and Mainland China lending agreements as of March 31, 2011 and December 31, 2010.

The weighted average interest rate on all outstanding borrowings for the three months ended March 31, 2011 was 6.3%.

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

On April 6, 2010, the Company issued, in  a registered public offering under the 2009 Shelf Registration, 4,830,000 shares of common stock at $4.35 per share. Net proceeds to the Company after underwriting discounts and expenses of the public offering were approximately $19.2 million.

After this offering, the Company may issue up to $9 million equivalent of securities or combinations of securities under the 2009 Shelf Registration.

Liquidity Outlook

At March 31, 2011, the Company had cash and cash equivalents on hand of $28.3 million supplemented by availability of $29.5 million under the Revolver Agreement, $5.6 million under the Finance Agreement with CBA and $7.6 million under other lending arrangements in Belgium, the Netherlands, New Zealand, Singapore and Mainland China. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s total liquidity as of March 31, 2011. The Company’s near-term cash requirements during 2011 are primarily related to funding operations and capital expenditures. The Company expects to maintain a reduced level of capital expenditures in 2011 as it did in 2010 and 2009. In 2011, the Company expects to make capital expenditures of approximately $5 million to $7 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

Although the Company believes it has sufficient liquidity to satisfy its needs over the next twelve months, it cannot provide assurance that actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination of those sources. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test such that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted ASU 2010-28 effective January 1, 2011. The adoption had no material impact on the Company’s results of operations or financial position.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 23, 2011 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2011.

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

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the three months ended March 31, 2011, the Company earned approximately 88% of its gross margin outside the United States (“U.S.”), and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

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

As more fully described in Item 2  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company has credit agreements with RBS Business Capital and Commonwealth Bank of Australia. The Company also has other credit agreements with lenders in Belgium, the Netherlands, New Zealand, Singapore and Mainland China. The Company does not hedge the interest risk on borrowings under the credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Interim Chief Executive Officer, Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, or results of operations.

ITEM 1A.	RISK FACTORS

At March 31, 2011, there had not been any material changes to the information related to the Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2011.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (a)
January 1, 2011 - January 31, 2011	-	$-	-	$6,792,000
February 1, 2011 - February 28, 2011 (b)	44,032	$6.05	-	$6,792,000
March 1, 2011 - March 31, 2011	-	$-	-	$6,792,000
Total	44,032	$6.05	-	$6,792,000

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
Dated: April 27, 2011

HUDSON HIGHLAND GROUP, INC.
FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
10.1
Hudson Highland Group CEO Employment Agreement, dated March 7, 2011, between Hudson Highland Group, Inc. and Manolo Marquez (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc. Current Report on Form 8-K dated March 7, 2011 (File No. 0-50129))

31	Certification by the Interim Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of the Interim Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.