Form 10-Q
period 2011-06-30
HUDSON HIGHLAND GROUP INC
filed 2011-08-03
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2011
Common Stock - $0.001 par value	32,876,493

HUDSON HIGHLAND GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$247,378	$194,969	$465,917	$375,087
Direct costs	151,911	120,732	289,252	234,430
Gross margin	95,467	74,237	176,665	140,657
Operating expenses:
Selling, general and administrative expenses	87,405	71,411	166,213	139,743
Depreciation and amortization	1,636	2,186	3,213	4,472
Business reorganization and integration expenses	396	551	747	664
Operating income (loss)	6,030	89	6,492	(4,222)
Other (expense) income :
Interest, net	(375)	(243)	(581)	(475)
Other, net	(5)	846	482	1,501
Income (loss) from continuing operations before provision for income taxes	5,650	692	6,393	(3,196)
Provision for income taxes	1,426	515	2,175	766
Income (loss) from continuing operations	4,224	177	4,218	(3,962)
Income (loss) from discontinued operations, net of income taxes	-	52	-	(17)
Net income (loss)	$4,224	$229	$4,218	$(3,979)
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.13	$0.01	$0.13	$(0.14)
Income (loss) from discontinued operations	-	0.00	-	(0.00)
Net income (loss)	$0.13	$0.01	$0.13	$(0.14)
Diluted
Income (loss) from continuing operations	$0.13	$0.01	$0.13	$(0.14)
Income (loss) from discontinued operations	-	0.00	-	(0.00)
Net income (loss)	$0.13	$0.01	$0.13	$(0.14)
Basic weighted average shares outstanding:	31,593	30,947	31,501	28,616
Diluted weighted average shares outstanding:	32,039	31,311	31,939	28,616

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$34,933	$29,523
Accounts receivable, less allowance for doubtful accounts of $2,266 and $2,145, respectively	159,383	128,576
Prepaid and other	14,973	13,988
Total current assets	209,289	172,087
Property and equipment, net	17,095	16,593
Other assets	18,131	17,154
Total assets	$244,515	$205,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,784	$14,812
Accrued expenses and other current liabilities	96,761	74,990
Short-term borrowings	10,145	1,339
Accrued business reorganization expenses	1,821	2,619
Total current liabilities	122,511	93,760
Other non-current liabilities	10,777	10,493
Income tax payable, non-current	8,319	8,303
Total liabilities	141,607	112,556
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 100,000 shares authorized; issued 32,934 and 32,181 shares, respectively	33	32
Additional paid-in capital	469,009	466,582
Accumulated deficit	(403,981)	(408,199)
Accumulated other comprehensive income—translation adjustments	38,177	34,902
Treasury stock, 58 and 9 shares, respectively, at cost	(330)	(39)
Total stockholders’ equity	102,908	93,278
Total liabilities and stockholders' equity	$244,515	$205,834

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,218	$(3,979)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,213	4,472
Provision for doubtful accounts	225	205
Benefit from deferred income taxes	(260)	(1,087)
Stock-based compensation	1,826	879
Other, net	(55)	(804)
Changes in assets and liabilities, net of effects of business acquisitions:
Increase in accounts receivable	(25,820)	(28,629)
Increase in prepaid and other assets	(909)	(1,990)
Increase in accounts payable, accrued expenses and other liabilities	18,053	15,172
Decrease in accrued business reorganization expenses	(759)	(4,821)
Net cash used in operating activities	(268)	(20,582)
Cash flows from investing activities:
Capital expenditures	(3,348)	(1,457)
Proceeds from sale of assets	247	-
Proceeds from notes and sales of warrants	-	3,500
Change in restricted cash	291	(14)
Net cash (used in) provided by investing activities	(2,810)	2,029
Cash flows from financing activities:
Borrowings under credit facility and other short term financing	96,501	25,376
Repayments under credit facility and other short term financing	(88,407)	(23,047)
Proceeds from issuance of common stock, net	-	19,167
Purchase of restricted stock from employees	(291)	(38)
Net cash provided by financing activities	7,803	21,458
Effect of exchange rates on cash and cash equivalents	685	(1,073)
Net increase in cash and cash equivalents	5,410	1,832
Cash and cash equivalents, beginning of the period	29,523	36,064
Cash and cash equivalents, end of the period	$34,933	$37,896

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$471	$593
Cash payments during the period for income taxes, net of refunds	$2,674	$1,705

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total
	Shares	Value
Balance at December 31, 2010	32,171	$32	$466,582	$(408,199)	$34,902	$(39)	$93,278
Net income	-	-	-	4,218	-	-	4,218
Other comprehensive income, translation adjustments	-	-	-	-	3,275	-	3,275
Purchase of restricted stock from employees	(49)	-	-	-	-	(291)	(291)
Issuance of shares for 401(k) plan contribution	92	-	602	-	-	-	602
Stock-based compensation	662	1	1,825	-	-	-	1,826
Balance at June 30, 2011	32,876	$33	$469,009	$(403,981)	$38,177	$(330)	$102,908

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

NOTE 2 – DESCRIPTION OF BUSINESS

The Company provides professional staffing services on a permanent and contract basis and a range of human capital services to businesses operating in a wide variety of industries. The Company’s operations, assets and liabilities are organized into four reportable segments—Hudson Europe, Hudson Australia and New Zealand (“ANZ”), Hudson Americas and Hudson Asia (“Hudson regional businesses” or “Hudson”), which constituted approximately 46%, 31%, 13% and 10%, respectively, of the Company’s gross margin for the six months ended June 30, 2011.

Corporate expenses are reported separately from the four reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, tax and treasury. A portion of these expenses are attributed to the reportable segments for providing the above services to them and have been allocated to the segments as management service fees.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, the standard does not affect the calculation or reporting of net income and earnings per share. The standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The only component of other comprehensive income currently applicable to the Company is currency translation adjustments, which are presently included in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. The adoption of this standard will change the order in which certain financial statements are presented and will not have any impact on the Company’s results of operations or financial position.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Currently, the Company primarily applies the non-recurring fair value measurements for new asset retirement obligations and revisions of restructuring reserves. The standard is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect the adoption of the standard to have a material impact on the Company’s results of operations or financial position.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The standard modifies Step 1 of the goodwill impairment test such that, for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based on qualitative standards. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted the standard effective January 1, 2011. The adoption had no material impact on the Company’s results of operations or financial position.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money” and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. For the periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

A reconciliation of the numerators and dominators of the basic and diluted earnings (loss) per share calculation follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
EPS numerator - basic and diluted (in thousands):
Income (loss) from continuing operations	$4,224	$177	$4,218	$(3,962)
Income (loss) from discontinued operations, net of income taxes	-	52	-	(17)
Net income (loss)	4,224	229	4,218	(3,979)
EPS denominator (in thousands):
Weighted-average common stock outstanding - basic	31,593	30,947	31,501	28,616
Common stock equivalents: stock options and other stock-based awards	446	364	438	(a)
Weighted-average number of common stock outstanding - diluted	32,039	31,311	31,939	28,616
Stock options issued under employee compensation plan that had exercise prices greater than the average market price of the Company's common stock (b)	1,934	1,588	1,884	N/A

(a) For the periods in which net losses are presented, the diluted weighted-average number of shares of common stock outstanding did not differ from the basic weighted-average number of shares of common stock outstanding because the effects of any potential common stock equivalents (see Note 5 below for for further details on outstanding stock options, non-vested restricted stock units and non-vested restricted stock) were anti-dilutive and therefore not included in the calculation of the denominator of dilutive earnings per share.

(b) For the periods presented, these common stock equivalents were not included in the computation of diluted EPS because their inclusion would have an anti-dilutive effect.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with FASB ASC 718 "Compensation – Stock Compensation", as interpreted by the SEC Staff Accounting Bulletins No. 107 and No. 110. Under ASC 718, stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.

Incentive Compensation Plan

The Company maintains the Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan (the “ISAP”) pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options and restricted stock as well as other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) will establish such conditions as it deems appropriate on the granting or vesting of stock options or restricted stock. While the Company historically granted both stock options and restricted stock to its employees, since 2008 the Company has granted primarily restricted stock to its employees.

The ISAP provides that an aggregate of 1,600,000 shares of the Company’s common stock are reserved for issuance to participants. On June 30, 2011, there were 246,459 shares of the Company’s common stock available for future issuance. The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company.

The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors.  A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company.

Stock Options

During the six months ended June 30, 2011, the Company granted to its Chairman and Chief Executive Officer 400,000 stock options with service-based vesting conditions that will vest (i) 50% on the second anniversary of the date of grant, and (ii) 50% on the third anniversary of the date of grant. The stock options were granted outside of the Company’s ISAP in connection with the Chairman and Chief Executive Officer’s commencement of employment with the Company in May 2011.

For the three months ended June 30, 2011 and 2010, the Company recognized $135 and $78, respectively, of stock-based compensation expense related to stock options. For the six months ended June 30, 2011 and 2010, the Company recognized an expense of $217 and $129, respectively, of stock-based compensation expense related to stock options.

As of June 30, 2011, the Company had approximately $1,340 of total unrecognized stock-based compensation expense related to outstanding non-vested stock options. The Company expects to recognize that cost over a weighted average service period of approximately 2.4 years.

Changes in the Company’s stock options for the six months ended June 30, 2011 were as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
	Outstanding	per Share

Options outstanding at Jaurary 1, 2011	1,548,300	$12.64
Granted	400,000	5.18
Expired	(14,250)	16.71
Options outstanding at June 30, 2011	1,934,050	11.07
Options exercisable at June 30, 2011	1,509,050	$12.73

Restricted Stock

During the six months ended June 30, 2011, the Company granted 736,625 shares of restricted stock to various employees. Shares of restricted stock with only service-based vesting conditions and shares of restricted stock with performance-based vesting conditions are valued at the closing market value of the Company’s common stock on the date of grant. The Company recognizes compensation cost for the awards with performance conditions if and when the Company concludes that it is probable that the performance conditions will be achieved. Of the 736,625 shares granted, (i) 14,000 shares vested immediately, (ii) 381,625 shares vest ratably over a three year period from the date of grant, (iii) 316,000 shares vest ratably over a three year period from the date of grant based on the Company’s gross margin and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the year ending December 31, 2011, (iv) 15,000 shares vest one-third on December 1 in each of  2011, 2012 and 2013, and (v) 10,000 shares vest one-third on February 16 in each of 2012, 2013 and 2014.

For the three months ended June 30, 2011 and 2010, the Company recognized $915 and $430, respectively, of stock-based compensation expense related to restricted stock. For the six months ended June 30, 2011 and 2010, the Company recognized $1,402 and $750, respectively, of stock-based compensation expense related to restricted stock.

As of June 30, 2011, the Company had $4,581 of total unrecognized stock-based compensation expense related to outstanding non-vested restricted stock. That cost is expected to be recognized over a weighted average service period of approximately 1.7 years.

Changes in the Company’s restricted stock for the six months ended June 30, 2011 were as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Non-vested restricted stock at Jaurary 1, 2011	953,037	$3.64
Granted	736,625	6.23
Vested	(241,123)	3.72
Forfeited	(69,819)	2.41
Non-vested restricted stock at June 30, 2011	1,378,720	$5.08

Restricted Stock Units

During the six months ended June 30, 2011, the Company granted 27,376 restricted stock units to its non-employee directors pursuant to the Director Plan. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan.

In addition, during the six months ended June 30, 2011, the Company granted 100,000 restricted stock units to its Chairman and Chief Executive Officer. The restricted stock units will vest (i) 50% on the second anniversary of the date of grant, (ii) 25% on the third anniversary of the date of grant, and (iii) 25% on the fourth anniversary of the date of grant. Restricted stock units are valued at the closing market value of the Company’s common stock on the date of grant. The 100,000 restricted stock units were granted outside of the ISAP in connection with the Chairman and Chief Executive Officer’s commencement of employment with the Company in May 2011.

For the three and six months ended June 30, 2011 and 2010, the Company recognized $193 and $147, respectively, of stock-based compensation expense related to restricted stock units.

As of June 30, 2011, the Company had approximately $491 of total unrecognized stock-based compensation expense related to outstanding restricted stock units. The Company expects to recognize that cost over a weighted average service period of approximately 2.6 years.

Changes in the Company’s restricted stock units for the six months ended June 30, 2011 were as follows:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant-Date
	Stock Unit	Fair Value

Non-vested restricted stock units, beginning of year	-	$-
Granted	127,376	5.37
Vested	(27,376)	6.05
Non-vested restricted stock units at June 30, 2011	100,000	$5.18

Defined Contribution Plans

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. For the three months ended June 30, 2011 and 2010, the Company recognized $202 and $196, respectively, of expense for the 401(k) plan. For the six months ended June 30, 2011 and 2010, the Company recognized $407 and $430, respectively, of expense for the 401(k) plan. In March 2011, the Company issued 91,944 shares of its common stock with a value of $602 to satisfy the 2010 contribution liability to the 401(k) plan. In March 2010, the Company issued 121,016 shares of its common stock with a value of $541 plus cash of $111 to satisfy the 2009 contribution liability to the 401(k) plan.

NOTE 6 – REVENUE, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	For The Three Months Ended June 30, 2011			For The Three Months Ended June 30, 2010
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$180,806	$66,572	$247,378	$142,169	$52,800	$194,969
Direct costs (1)	147,669	4,242	151,911	116,979	3,753	120,732
Gross margin	$33,137	$62,330	$95,467	$25,190	$49,047	$74,237

	For The Six Months Ended June 30, 2011			For The Six Months Ended June 30, 2010
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$343,867	$122,050	$465,917	$277,201	$97,886	$375,087
Direct costs (1)	281,825	7,427	289,252	227,536	6,894	234,430
Gross margin	$62,042	$114,623	$176,665	$49,665	$90,992	$140,657

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

NOTE 7 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2011 and December 31, 2010, property and equipment, net consisted of the following:

	June 30,	December 31,
	2011	2010
Computer equipment	$17,957	$17,510
Furniture and equipment	11,762	13,762
Capitalized software costs	32,374	31,800
Leasehold and building improvements	22,571	23,265
	84,664	86,337
Less: accumulated depreciation and amortization	67,569	69,744
Property and equipment, net	$17,095	$16,593

For the three and six months ended June 30, 2011, the Company acquired computer equipment with a cost of $442 under a capital lease agreement. The current portion of the capital lease obligation included under the caption “Accrued expense and other current liabilities” in the Condensed Consolidated Balance Sheets was $139 as of June 30, 2011.  The non-current portion of the capital lease obligation included under the caption “other non-current liabilities” in the Condensed Consolidated Balance Sheets was $303 as of June 30, 2011.

The Company had expenditures of approximately $895 and $343 for acquired property and equipment, mainly consisting of computer equipment, leasehold improvements and software development, which had not been placed in service as of June 30, 2011 and December 31, 2010, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

NOTE 8 – GOODWILL

The following is a summary of the changes in the carrying value of the Company’s goodwill for the six months ended June 30, 2011 and 2010. The goodwill was related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

	Carrying Value
	2011	2010

Goodwill, January 1,	$1,909	$-
Additions and adjustments	-	1,856
Impairments	-	-
Currency translation	38	-
Goodwill, June 30,	$1,947	$1,856
NOTE 9 – INCOME TAXES

The effective income tax rate was 25.2% and 74.4% for the three months ended June 30, 2011 and 2010, respectively.  The change in the rate was primarily attributable to an increase in the Company’s U.S. pre-tax income, absorbed by utilization of net operating losses (“NOLs”).

 The effective income tax rate was 34.0% and negative 24.0% for the six months ended June 30, 2011 and 2010, respectively.  The change in the rate was primarily attributable to an increase in the Company’s U.S. pre-tax income, absorbed by utilization of NOLs.

As of June 30, 2011 and December 31, 2010, the Company had $8,319 and $8,303, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would affect the Company’s annual effective income tax rate.  Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and totaled to a benefit of $103 and $180, respectively, for the six months ended June 30, 2011 and 2010, respectively. Accrued interest and penalties were $1,769 and $1,895 as of June 30, 2011 and December 31, 2010, respectively.  In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities.  Tax years that have NOLs remain open until the expiration of the statute of limitations of the future tax years when those NOLs would be utilized. Notwithstanding the above, the open tax years are 2007 through 2010 for U.S. Federal, 2005 through 2010 for most U.S. State and local jurisdictions, 2009 through 2010 for the U.K., 2000 through 2003 and 2006 through 2010 for Australia and 2003 through 2010 for most other jurisdictions.  On the basis of information available as of June 30, 2011, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $900 to $4,500 within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

The Company is currently under income tax examination in the State of Pennsylvania (2004-2009).

NOTE 10 – BUSINESS REORGANIZATION EXPENSES

The following table contains amounts for activities in the current period related to prior restructuring plans. These amounts are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations. Amounts in the “Payments” column represent the cash payments associated with the reorganization plans. Changes in accrued business reorganization expenses for the six months ended June 30, 2011 were as follows:

For the Six Months Ended June 30, 2011	December 31,	Changes in	Additional		June 30,
	2010	Estimate	Charges	Payments	2011
Lease termination payments	$2,376	$735	$-	$(1,170)	$1,941
Employee termination benefits	650	-	-	(234)	416
Contract cancellation costs	103	12	-	(19)	96
Total	$3,129	$747	$-	$(1,423)	$2,453

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Consulting, Employment and Non-compete Agreements

The Company has entered into various consulting, employment and non-compete agreements with certain key management personnel, executive search consultants and former owners of acquired businesses. Agreements with key members of management are generally one year in length, on an at will basis, provide for compensation and severance payments under certain circumstances and are automatically renewed annually unless either party gives sufficient notice of termination. Agreements with certain consultants and former owners of acquired businesses are generally two to five years in length.

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

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $560 and $137 as of June 30, 2011 and December 31, 2010, respectively.

Asset Retirement Obligations

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. As of June 30, 2011 and December 31, 2010, $2,562, and $2,825, respectively, of asset retirement obligations were included in the Condensed Consolidated Balance Sheets, of which $2,559 and $2,627, respectively, were included under the caption “other non-current liabilities.”

Matters Under Appeal

The Company is currently appealing a decision by the Pennsylvania Department of Revenue related to its 2004 and 2005 state income tax returns. Under the appeals process, the State has filed a tax lien in the amount of $3,508 on the Company’s U.S. operating subsidiary. The Company has posted a security bond amounting to 120 percent of the lien.  The Company does not expect this bond to be drawn.

NOTE 12 – FINANCIAL INSTRUMENTS

Credit Agreements

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility (the “Revolver Agreement”) with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). This agreement provides the Company with the ability to borrow up to $40,000, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50,000, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the U.K. and North America operations, less required reserves. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1,457 of deferred financing costs, which are being amortized over the term of the agreement. As of June 30, 2011, the Company’s borrowing base was $40,576 and the Company was required to maintain a minimum availability of $10,000. As of June 30, 2011, the Company had $1,500 of outstanding borrowings, and $2,826 of outstanding letters of credit issued, under the Revolver Agreement, resulting in the Company being able to borrow up to an additional $26,250 after deducting the minimum availability, outstanding borrowings and outstanding letters of credit issued.

The maturity date of the Revolver Agreement is August 5, 2014. Borrowings may initially be made with an interest rate based on a base rate plus 2.25% or on the LIBOR rate for the applicable period plus 3.25%. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). The interest rate on outstanding borrowings was 5.5% as of June 30, 2011. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company.

The Revolver Agreement contains various restrictions and covenants including (1) a requirement to maintain a minimum excess availability of $10,000 until such time as for two consecutive fiscal quarters (i) the Company’s Fixed Charge Coverage Ratio is at least 1.2x and (ii) the Company’s North American and U.K. operations, for the four fiscal quarters then ending, have an EBITDA (as defined in the Revolver Agreement) for such twelve month period of not less than $500 as of the end of each fiscal quarter during the fiscal year 2011 and $1,000 at the end of each fiscal quarter thereafter; thereafter a requirement to maintain a minimum availability of $5,000, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $500 during the fiscal year 2011 and $1,000 thereafter; (2) a limit on the payment of dividends of not more than $5,000 per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25,000 in cash and $25,000 in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4,000 per year. The Company was in compliance with all financial covenants under the Revolver Agreement as of June 30, 2011.

On August 3, 2010, an Australian subsidiary of the Company entered into a Receivables Finance Agreement and related agreements (the “Finance Agreement”) with Commonwealth Bank of Australia (“CBA”) that provides the Australian subsidiary with the ability to borrow up to approximately $16,083 (AUD 15,000). Under the terms of the Finance Agreement, the Australian subsidiary may make offers to CBA to assign its accounts receivable with recourse, which accounts receivable CBA may in its good faith discretion elect to purchase. As of June 30, 2011, the Company had $7,318 (AUD 6,825) of outstanding borrowings under the Finance Agreement. Available credit for use under the Finance Agreement as of June 30, 2011 was $8,765 (AUD 8,175).

The Finance Agreement does not have a stated maturity date and can be terminated by either party upon 90 days written notice. Borrowings may be made with an interest rate based on the average bid rate for bills of exchange (“BBSY”) with the closest term to 30 days plus a margin of 1.6%.  The interest rate was 6.48% as of June 30, 2011. In addition, the Company pays a 0.9% line fee based on the maximum availability. Borrowings are secured by substantially all of the assets of the Australian subsidiary and are based on an agreed percentage of eligible accounts receivable.

On June 9, 2011, the Australian subsidiary of the Company amended the Finance Agreement to add a $2,144 (AUD 2,000) overdraft facility for working capital purposes (the “Overdraft Facility”). The interest rate on borrowings under the Overdraft Facility was 9.24% on June 30, 2011. In addition, the Company pays a 1.12% line fee based on the maximum availability of the Overdraft Facility.

The Finance Agreement, as amended on June 9, 2011, contains various restrictions and covenants for the Australian subsidiary, including (1) a requirement to maintain a minimum Tangible Net Worth (as defined in the Finance Agreement) ratio of 60%; (2)  a requirement to maintain to a minimum Fixed Charge Coverage Ratio (as defined in the Finance Agreement) of 1.7x  for a trailing twelve month period; and (3) a limitation on certain intercompany payments of expenses, interest and dividends not to exceed Net Profit After Tax (as defined in the Finance Agreement). The Australian subsidiary of the Company was in compliance with all financial covenants under the Finance Agreement as of June 30, 2011.

The Company also has lending arrangements with local banks through its subsidiaries in New Zealand, Belgium, the Netherlands, Singapore and Mainland China. In New Zealand, the Company’s subsidiary can borrow up to $2,073 (NZD2,500) as of June 30, 2011 for working capital purposes. The aggregate outstanding borrowings under the lending arrangement in New Zealand were $1,327 and $841 as of June 30, 2011 and December 31, 2010, respectively. Available credit for use under the lending arrangement in New Zealand as of June 30, 2011 was $746 (NZD 900).The lending arrangement in New Zealand expires on March 31, 2012.  Interest on borrowings under the New Zealand lending arrangement is based on a three month cost of funds rate as determined by the bank, plus a 1.84% margin, and was 6.18% on June 30, 2011.  In addition, the Company pays a 0.9% line-fee based on the maximum availability. As of June 30, 2011, the Netherlands subsidiary could borrow up to $1,620 (€1,117) based on an agreed percentage of accounts receivable related to its operations. In May 2011, the Belgium subsidiary replaced the previous accounts receivable based lending arrangement with a $1,450 (€1,000) overdraft facility with the same financial institution effective July 1, 2011.   Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus 2.5%, or about 3.8% on June 30, 2011. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $814 (SGD1,000) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate, plus 1.75%, and was 6.00% on June 30, 2011.  The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time.  In Mainland China, the Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points, and was 7.85% on June 30, 2011. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of June 30, 2011 and December 31, 2010.

The weighted average interest rate on all outstanding borrowings for the six months ended June 30, 2011 was 6.25%.

The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

Restricted Cash

The Company had approximately $3,783 and $3,934 of restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, respectively. Included in these balances was $1,294 held as collateral under a collateral trust agreement, which supports the Company’s workers’ compensation policy as of June 30, 2011 and December 31, 2010. The Company had $1,901 and $1,811 of restricted term deposits  with CBA held as collateral as of June 30, 2011 and December 31, 2010, respectively. These restricted term deposits support the issuances of bank guarantees for certain leases in the Company’s Australian operation. As of June 30, 2011 and December 31, 2010, the Company had $155 and $143, respectively, in deposits with banks as guarantees for the rent on the Company’s offices in the Netherlands.  These balances totaled to $3,350 and $3,248 as of June 30, 2011 and December 31, 2010, respectively, and were included in the caption “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

Included in the caption “Prepaid and other” in the accompanying Condensed Consolidated Balance Sheets were restricted deposits of approximately $272 and $538 as of June 30, 2011 and December 31, 2010, respectively. These deposits consisted primarily of $181 and $193 with a bank for customer guarantees in Belgium as of June 30, 2011 and December 31, 2010, respectively.  The Company also had $74 and $345 in deposits with banks in the Netherlands as guarantees for the rent on the Company’s offices and a legally required reserve for employee social tax payments as of June 30, 2011 and December 31, 2010, respectively.

In addition, included in the caption “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets were deposits of approximately $161 and $149 as of June 30, 2011 and December 31, 2010, respectively. These deposits consisted primarily of $144 and $133 with banks in Spain as guarantees for the rent on the Company’s offices.

Acquisition Shelf Registration Statement

The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of June 30, 2011, all of the 1,350,000 shares were available for issuance.

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

After this offering, the Company may issue up to $8,990 equivalent of securities or combinations of securities under the 2009 Shelf Registration.

NOTE 13– COMPREHENSIVE INCOME

An analysis of the Company’s comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$4,224	$229	$4,218	$(3,979)
Other comprehensive income (loss) - translation adjustments	1,230	(4,887)	3,273	(6,912)
Total comprehensive income (loss)	$5,454	$(4,658)	$7,491	$(10,891)

NOTE 14 – SEGMENT AND GEOGRAPHIC DATA

The Company operates as four reportable segments: Hudson Europe, Hudson ANZ, Hudson Americas, and Hudson Asia. Corporate expenses are reported separately from the four reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, tax and treasury which are not attributable to the reportable segments.

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

	Hudson	Hudson	Hudson	Hudson		Inter-segment
	Europe	ANZ	Americas	Asia	Corporate	elimination	Total
For The Three Months Ended June 30, 2011
Revenue, from external customers	$100,191	$86,143	$50,912	$10,132	$-	$-	$247,378
Inter-segment revenue	70	3	-	3	-	(76)	-
Total revenue	$100,261	$86,146	$50,912	$10,135	$-	$(76)	$247,378
Gross margin, from external customers	$42,228	$30,534	$13,021	$9,684	$-	$-	$95,467
Inter-segment gross margin	53	(48)	(5)	-	-	-	-
Total gross margin	$42,281	$30,486	$13,016	$9,684	$-	$-	$95,467
Business reorganization and integration expenses	$396	$-	$-	$-	$-	$-	$396
EBITDA (loss) (a)	$2,735	$3,037	$1,160	$773	$(44)	$-	$7,661
Depreciation and amortization	421	728	180	65	242	-	1,636
Interest income (expense), net	(6)	(212)	(1)	4	(160)	-	(375)
Income (loss) from continuing operations before income taxes	2,308	2,097	979	712	(446)	-	5,650

As of June 30, 2011
Accounts receivable, net	$67,495	$51,423	$31,947	$8,518	$-	$-	$159,383
Long-lived assets, net of accumulated depreciation and amortization	$4,644	$7,397	$2,040	$2,613	$2,637	$-	$19,331
Total assets	$107,402	$72,103	$36,641	$17,742	$10,627	$-	$244,515

	Hudson	Hudson	Hudson	Hudson		Inter-segment
	Europe	ANZ	Americas	Asia	Corporate	elimination	Total
For The Three Months Ended June 30, 2010
Revenue, from external customers	$80,717	$65,249	$40,819	$8,184	$-	$-	$194,969
Inter-segment revenue	17	-	-	5	-	(22)	-
Total revenue	$80,734	$65,249	$40,819	$8,189	$-	$(22)	$194,969
Gross margin, from external customers	$34,559	$21,723	$10,039	$7,916	$-	$-	$74,237
Inter-segment gross margin	22	(16)	-	(7)	-	1	-
Total gross margin	$34,581	$21,707	$10,039	$7,909	$-	$1	$74,237
Business reorganization and integration expenses	$450	$-	$101	$-	$-	$-	$551
EBITDA (loss) (a)	$2,466	$1,369	$(991)	$1,311	$(1,034)	$-	$3,121
Depreciation and amortization	779	559	688	128	32	-	2,186
Interest (expense) income , net	(3)	14	(1)	1	(254)	-	(243)
Income (loss) from continuing operations before income taxes	$1,684	$824	$(1,680)	$1,184	$(1,320)	$-	$692

As of June 30, 2010
Accounts receivable, net	$57,505	$29,292	$26,240	$6,814	$-	$-	$119,851
Long-lived assets, net of accumulated depreciation and amortization	$5,132	$6,289	$1,807	$2,150	$2,473	$-	$17,851
Total assets	$84,529	$50,111	$30,930	$15,776	$19,909	$-	$201,255

	Hudson	Hudson	Hudson	Hudson		Inter-segment
	Europe	ANZ	Americas	Asia	Corporate	elimination	Total
For The Six Months Ended June 30, 2011
Revenue, from external customers	$193,901	$156,947	$96,725	$18,344	$-	$-	$465,917
Inter-segment revenue	79	3	(2)	10	-	(90)	-
Total revenue	$193,980	$156,950	$96,723	$18,354	$-	$(90)	$465,917
Gross margin, from external customers	$81,164	$54,553	$23,379	$17,569	$-	$-	$176,665
Inter-segment gross margin	69	(56)	(19)	7	-	(1)	-
Total gross margin	$81,233	$54,497	$23,360	$17,576	$-	$(1)	$176,665
Business reorganization and integration expenses	$747	$-	$-	$-	$-	$-	$747
EBITDA (loss) (a)	$4,910	$4,077	$781	$1,745	$(1,326)	$-	$10,187
Depreciation and amortization	887	1,384	502	128	312	-	3,213
Interest income (expense), net	1	(318)	(2)	7	(269)	-	(581)
Income (loss) from continuing operations before income taxes	$4,024	$2,375	$277	$1,624	$(1,907)	$-	$6,393

	Hudson	Hudson	Hudson	Hudson		Inter-segment
	Europe	ANZ	Americas	Asia	Corporate	elimination	Total
For The Six Months Ended June 30, 2010
Revenue, from external customers	$157,372	$122,071	$80,325	$15,319	$-	$-	$375,087
Inter-segment revenue	25	-	-	5	-	(30)	-
Total revenue	$157,397	$122,071	$80,325	$15,324	$-	$(30)	$375,087
Gross margin, from external customers	$67,074	$39,499	$19,331	$14,753	$-	$-	$140,657
Inter-segment gross margin	43	(26)	(10)	(7)	-	-	-
Total gross margin	$67,117	$39,473	$19,321	$14,746	$-	$-	$140,657
Business reorganization and integration expenses (recovery)	$537	$(116)	$243	$-	$-	$-	$664
EBITDA (loss) (a)	$2,901	$1,617	$(1,232)	$1,907	$(3,442)	$-	$1,751
Depreciation and amortization	1,408	1,116	1,572	300	76	-	4,472
Interest (expense) income, net	(28)	42	(4)	1	(486)	-	(475)
Income (loss) from continuing operations before income taxes	$1,465	$543	$(2,808)	$1,608	$(4,004)	$-	$(3,196)

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

Information by geographic region	United		United	Continental	Other	Other
	Kingdom	Australia	States	Europe	Asia	Americas	Total
For The Three Months Ended June 30, 2011
Revenue (b)	$67,683	$74,523	$50,444	$32,087	$22,173	$468	$247,378

For The Three Months Ended June 30, 2010
Revenue (b)	$54,632	$56,155	$40,597	$25,582	$17,781	$222	$194,969

For The Six Months Ended June 30, 2011
Revenue (b)	$131,483	$136,248	$95,807	$61,612	$39,849	$918	$465,917

For The Six Months Ended June 30, 2010
Revenue (b)	$104,236	$106,159	$79,923	$52,246	$32,121	$402	$375,087

As of June 30, 2011
Long-lived assets, net of accumulated depreciation and amortization (c)	$2,817	$6,142	$4,685	$1,808	$3,879	$-	$19,331
Net assets	$29,942	$27,121	$18,220	$14,367	$12,914	$344	$102,908

As of June 30, 2010
Long-lived assets, net of accumulated depreciation and amortization (c)	$3,223	$5,015	$4,980	$1,186	$3,447	$-	$17,851
Net assets	$23,913	$21,373	$15,093	$17,239	$7,760	$539	$85,917

(b)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

Hudson ANZ Matters

During January 2011, significant rainfall caused widespread flooding throughout much of Queensland, Australia. On February 22, 2011, a major earthquake caused severe damage in Christchurch, New Zealand. The Company incurred losses related to these events primarily for business interruption and property damage. The Company maintains insurance for such matters and recorded $303 for estimated insurance recoveries under the caption “Selling, general and administrative expense” in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2011. The Company continues to assess its losses and the related insurance coverage, and the Company adjusts its assessments as necessary in accordance with ASC 225-30, “Business Interruption Insurance.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of this Form 10-Q. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Overview
Hudson Highland Group, Inc. (the “Company” or “Hudson,” “we,” “us” and “our”) has operated as an independent publicly traded company since April 1, 2003. Our businesses are specialized professional staffing services for permanent and contract and talent management services to businesses operating in many industries and in 20 countries around the world. Our largest operations are in the United Kingdom (“U.K.”), Australia and the United States (“U.S.”). We are organized into four reportable segments: Hudson Europe, Hudson Australia and New Zealand (“ANZ”), Hudson Americas, and Hudson Asia. These segments contributed approximately 46%, 31%, 13%, and 10% of the Company’s gross margin, respectively, for the six months ended June 30, 2011.

Hudson Europe operates from 39 offices in 13 countries, with 49% of its gross margin generated in the U.K. during the six months ended June 30, 2011. Hudson ANZ operates from 12 offices in Australia and New Zealand, with 89% of its gross margin generated in Australia during the six months ended June 30, 2011. Hudson Americas operates from 25 offices in the U.S. and Canada, with 96% of its gross margin generated in the U.S. during the six months ended June 30, 2011. Hudson Asia operates from 5 offices in Mainland China, Hong Kong and Singapore, with 51% of its gross margin generated in Mainland China during the six months ended June 30, 2011.

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

Financial Performance

As discussed in more detail in this MD&A, the following financial data present an overview of our financial performance for the three and six months ended June 30, 2011 and 2010. The constant currency results follow in the next section.

(a)
Selling, general and administrative expenses include depreciation and amortization expense of $1,636 and $2,186 for the three months ended June 30, 2011 and 2010, respectively, and $3,213 and $4,472 for the six months ended June 30, 2011 and 2010, respectively.

•
Revenue was $247.4 million for the three months ended June 30, 2011, compared to $195.0 million for the same period of 2010, an increase of $52.4 million, or 26.9%. The temporary contracting revenue increased $38.6 million, or 27.2%, and permanent recruitment revenue $11.1 million, or 28.0% as compared to the same period in 2010. Talent management revenue increased $2.5 million, or 21.9% as compared to the same period of 2010.

Revenue was $465.9 million for the six months ended June 30, 2011, compared to $375.1 million for the same period of 2010, an increase of $90.8 million or 24.2%. The temporary contracting revenue increased $66.7 million, or 24.0% and permanent recruitment revenue increased $21.4 million, or a 29.7% as compared to the same period of 2010. Talent management revenue increased $2.7 million, or 12.0% as compared to the same period of 2010.

•
Gross margin was $95.5 million for the three months ended June 30, 2011, compared to $74.2 million for the same period of 2010, an increase of $21.2 million, or 28.6%. Permanent recruitment gross margin increased $11.1 million, or 28.5%, and temporary contracting gross margin increased $7.9 million, or 31.6%. Talent management gross margin increased $2.1 million, or 21.3% as compared to the same period of 2010.

Gross margin was $176.7 million for the six months ended June 30, 2011, as compared to $140.6 million for the same period of 2010, an increase of $36.0 million or 25.6%. Permanent recruitment gross margin increased $20.9 million, or 29.4%, and temporary contracting gross margin increased $12.4 million, or 24.9%. Talent management gross margin increased $2.6 million, or 13.4% as compared to the same period of 2010.

•
Selling, general and administrative expenses were $89.0 million for the three months ended June 30, 2011, as compared to $73.6 million for the same period of 2010, an increase of $15.4 million, or 21.0%. These expenses, as a percentage of revenue, were 36.0% for the three months ended June 30, 2011, as compared to 37.8% for the same period in 2010.

Selling, general and administrative expenses were $169.4 million for the six months ended June 30, 2011, as compared to $144.2 million for the same period of 2010, an increase of $25.2 million, or 17.5%. These expenses, as a percentage of revenue, were 36.4% for the six months ended June 30, 2011, as compared to 38.5% for the same period in 2010.

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

Earnings from subsidiaries are, at times, repatriated to the U.S., and there are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and six months ended June 30, 2011 and 2010.

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2011	2010			2011	2010
$ in thousands			Currency	Constant			Currency	Constant
	As reported	As reported	translation	currency	As reported	As reported	translation	currency
Revenue:
Hudson Europe	$100,191	$80,717	$8,585	$89,302	$193,901	$157,372	$10,054	$167,426
Hudson ANZ	86,143	65,249	13,203	78,452	156,947	122,071	19,316	141,387
Hudson Americas	50,912	40,819	13	40,832	96,725	80,325	24	80,349
Hudson Asia	10,132	8,184	602	8,786	18,344	15,319	991	16,310
Total	247,378	194,969	22,403	217,372	465,917	375,087	30,385	405,472

Direct costs:
Hudson Europe	57,963	46,158	4,667	50,825	112,737	90,298	5,690	95,988
Hudson ANZ	55,609	43,526	8,698	52,224	102,394	82,572	12,892	95,464
Hudson Americas	37,891	30,780	-	30,780	73,346	60,994	-	60,994
Hudson Asia	448	268	24	292	775	566	45	611
Total	151,911	120,732	13,389	134,121	289,252	234,430	18,627	253,057

Gross margin:
Hudson Europe	42,228	34,559	3,918	38,477	81,164	67,074	4,364	71,438
Hudson ANZ	30,534	21,723	4,505	26,228	54,553	39,499	6,424	45,923
Hudson Americas	13,021	10,039	13	10,052	23,379	19,331	24	19,355
Hudson Asia	9,684	7,916	578	8,494	17,569	14,753	946	15,699
Total	$95,467	$74,237	$9,014	$83,251	$176,665	$140,657	$11,758	$152,415

Selling, general and administrative (a):
Hudson Europe	$37,180	$31,296	$3,536	$34,832	$72,452	$62,750	$3,888	$66,638
Hudson ANZ	26,803	19,883	3,952	23,835	49,385	37,491	5,852	43,343
Hudson Americas	11,358	11,223	19	11,242	21,830	22,008	36	22,044
Hudson Asia	8,056	6,689	466	7,155	14,946	12,913	788	13,701
Corporate	5,644	4,506	2	4,508	10,813	9,053	2	9,055
Total	$89,041	$73,597	$7,975	$81,572	$169,426	$144,215	$10,566	$154,781

Operating income (loss):
Hudson Europe	$4,705	$2,835	$343	$3,178	$8,024	$3,820	$425	$4,245
Hudson ANZ	3,683	1,824	550	2,374	5,113	2,098	581	2,679
Hudson Americas	1,658	(1,293)	(5)	(1,298)	1,540	(2,928)	(11)	(2,939)
Hudson Asia	1,628	1,220	113	1,333	2,629	1,833	159	1,992
Corporate	(5,644)	(4,496)	(3)	(4,499)	(10,814)	(9,045)	(2)	(9,047)
Total	$6,030	$90	$998	$1,088	$6,492	$(4,222)	$1,152	$(3,070)

(a)
Selling, general and administrative expenses include depreciation and amortization expense of $1,636 and $2,186, respectively, for the three months ended June 30, 2011 and 2010 and $3,213 and $4,472, respectively, for the six months ended June 30, 2011 and 2010.

Use of EBITDA

Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as the best indicator of operating performance and most comparable measure across our regions. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, or net income prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) or as a measure of the Company’s profitability. EBITDA is derived from net income (loss) adjusted for provision for income taxes, interest expense, and depreciation and amortization. The reconciliation of EBITDA to the most directly comparable U.S. GAAP financial measure is provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2011	2010	2011	2010

Net income (loss)	$4,224	$229	$4,218	$(3,979)
Adjusted for income (loss) from discontinued operations, net of income taxes	-	52	-	(17)
Income (loss) from continuing operations	4,224	177	4,218	(3,962)
Adjustments to income (loss) from continuing operations
Provision for income taxes	1,426	515	2,175	766
Interest expense, net	375	243	581	475
Depreciation and amortization	1,636	2,186	3,213	4,472
Total adjustments from income (loss) from continuing operations to EBITDA (loss)	3,437	2,944	5,969	5,713

EBITDA	$7,661	$3,121	$10,187	$1,751

Strategic Actions and Current Market Conditions

Our management’s primary focus has been on specialized professional recruitment through our recruitment, staffing, project solutions and talent management businesses. Our long-term financial goal is to reach 7-10% EBITDA margins, with EBITDA being the measure most within the control of our operating leaders. We continue to execute this strategy through a combination of delivery of higher margin services, efficient delivery of services, targeted investments, and cost management. In doing so, we continue to focus on retaining key clients, retaining and developing high performing employees, integrating businesses to achieve synergies, streamlining support operations and reducing costs to achieve the Company’s long-term profitability goals.  We expect to continue our review of opportunities to expand our operations in specialized professional recruitment in key markets critical to our clients.

Despite mixed market conditions in the various geographies where we operate, we experienced strong demand in the first half of the year in most of our markets. The future outlook however is unclear. Increasing concerns over sovereign debt in Europe, slowing economic growth in various industry sectors and persistently high unemployment in a number of major markets could slow the recovery in those markets. At this time, we are unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for our services.

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

The economic circumstances in the recent past have given rise to many news reports and bulletins from clients, tax authorities and other parties about changes in their procedures for audits, payment, plans to challenge existing contracts and other such matters aimed at being more aggressive in the resolution of such matters in their own favor. The Company has appropriate procedures in place for identifying and communicating any matters of this type, whether asserted or likely to be asserted, and it evaluates its liabilities in light of the prevailing circumstances. Changes in the behavior of third parties could cause the Company to change its view of the likelihood of a claim and what might constitute a trend. In the last twelve months, the Company has not seen a marked difference in employee disputes or client disputes, though pressure on fees continues.

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.6 million as of June 30, 2011. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

During January 2011, significant rainfall caused widespread flooding throughout much of Queensland, Australia. On February 22, 2011, a major earthquake caused severe damage in Christchurch, New Zealand. The Company maintains insurance for such matters and recorded $0.3 million for estimated insurance recoveries. The Company continues to assess its losses and the related insurance coverage, and the Company adjusts its assessments as necessary.

The Company is currently appealing a decision by the Pennsylvania Department of Revenue related to its 2004 and 2005 state income tax returns. Under the appeals process, the State has filed a tax lien in the amount of $3.5 million on the Company’s U.S. operating subsidiary. The Company has posted a security bond amounting to 120 percent of the lien.  The Company does not expect this bond to be drawn.

Results of Operations

The following table sets forth the Company’s revenue, gross margin, operating income (loss), income (loss) from continuing operations, net income (loss), temporary contracting revenue, temporary contracting gross margin and temporary gross margin as a percent of temporary revenue for the three and six months ended June 30, 2011 and 2010 (dollars in thousands).

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
$ in thousands	2011	2010	2011	2010
Revenue:
Hudson Europe	$100,191	$80,717	$193,901	$157,372
Hudson ANZ	86,143	65,249	156,947	122,071
Hudson Americas	50,912	40,819	96,725	80,325
Hudson Asia	10,132	8,184	18,344	15,319
Total	$247,378	$194,969	$465,917	$375,087
Gross margin:
Hudson Europe	$42,228	$34,559	$81,164	67,074
Hudson ANZ	30,534	21,723	54,553	39,499
Hudson Americas	13,021	10,039	23,379	$19,331
Hudson Asia	9,684	7,916	17,569	14,753
Total	$95,467	$74,237	$176,665	$140,657
Operating income (loss):
Hudson Europe	$4,705	$2,835	$8,024	$3,820
Hudson ANZ	3,683	1,824	5,113	2,098
Hudson Americas	1,658	(1,286)	1,540	(2,928)
Hudson Asia	1,628	1,220	2,629	1,833
Corporate expenses	(5,644)	(4,504)	(10,814)	(9,045)
Total	$6,030	$89	$6,492	$(4,222)
Income (loss) from continuing operations	$4,224	$177	$4,218	$(3,962)
Net income (loss)	$4,224	$229	$4,218	$(3,979)
TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Europe	$67,967	$52,558	$132,580	$103,779
Hudson ANZ	63,986	49,861	117,903	95,311
Hudson Americas	48,389	39,520	92,451	77,671
Hudson Asia	464	230	933	440
Total	$180,806	$142,169	$343,867	$277,201
Temporary contracting gross margin:
Hudson Europe	$12,743	$8,825	$24,725	$17,935
Hudson ANZ	9,726	7,549	17,859	14,894
Hudson Americas	10,528	8,740	19,145	16,677
Hudson Asia	140	76	313	159
Total	$33,137	$25,190	$62,042	$49,665
Temporary contracting gross margin as a percent of temporary contracting revenue:
Hudson Europe	18.7%	16.8%	18.6%	17.3%
Hudson ANZ	15.2%	15.1%	15.1%	15.6%
Hudson Americas	21.8%	22.1%	20.7%	21.5%
Hudson Asia	30.2%	33.0%	33.5%	36.1%

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Hudson Europe

Hudson Europe’s revenue was $100.2 million for the three months ended June 30, 2011, as compared to $80.7 million for the same period in 2010, an increase of $19.5 million or 24.1%. On a constant currency basis, Hudson Europe’s revenue increased $10.9 million or 12.2%. The revenue increase was primarily due to increases of $10.1 million or 17.5% in contracting and $1.1 million or 12.6% in talent management revenue. Permanent recruitment revenue decreased $0.2 million compared to the same period in 2010.

The increase in contracting revenue was primarily driven by the U.K., which increased $9.1 million or 19.3%. The increase was primarily due to an increased volume in our larger clients and growth in the legal e-discovery practice. The increase in talent management revenue was primarily in Belgium and the U.K., which increased $0.5 million and $0.4 million, or 10.0% and 37.8%, respectively. The increase in Belgium was due to increased demand for our service line that provides organizational design and performance management. The increase in the U.K. was due to an increase in discrete assessment projects.

Hudson Europe’s direct costs were $58.0 million for the three months ended June 30, 2011, as compared to $46.2 million for the same period in 2010, an increase of $11.8 million or 25.6%. On a constant currency basis, Hudson Europe’s direct costs increased $7.1 million or 14.0%. The increase in direct costs was due to a greater number of contractors on billing associated with the contracting revenue as noted above.

Hudson Europe’s gross margin was $42.2 million for the three months ended June 30, 2011, as compared to $34.6 million for the same period in 2010, an increase of $7.6 million or 22.2%. On a constant currency basis, gross margin increased $3.8 million or 9.7%. The increase was driven by increases in contracting and talent management gross margin of $3.0 million and $0.9 million, respectively or 30.8% and 11.6%, respectively, as compared to the same period in 2010. Permanent recruitment gross margin was flat as compared to the same period in 2010. The increase in contracting gross margin was entirely in the U.K. and the increase in talent management gross margin was primarily in Belgium and the U.K. The increases in gross margin were driven by the same factors as revenue as noted above.

 Contracting gross margin as a percentage of revenue was 18.7% for the three months ended June 31, 2011, as compared to 16.8% for the same period in 2010. The increase was partially driven by the contribution of the legal e-discovery business with accompanying higher bill rates. Total gross margin, as a percentage of revenue, was 42.1% as compared to 43.1% for the same period in 2010. The decline was primarily due to mix. While our contracting margin improved as noted, that contracting comprised a higher percentage of mix compared to permanent recruitment resulted in an overall lower total margin.

Hudson Europe’s selling, general and administrative expenses were $37.2 million for the three months ended June 30, 2011, as compared to $31.3 million for the same period in 2010, an increase of $5.9 million or 18.8%. On a constant currency basis, selling, general and administrative expenses increased $2.3 million or 6.7%. The increase in selling, general and administrative expenses was primarily due to increased staff compensation resulting from higher gross margin, hiring in personnel focused on client development and related development expenses, partially offset by lower depreciation expense. These expenses, as a percentage of revenue, were 37.1% as compared to 39.0% for the same period in 2010. The improvement was primarily due to the proportionately greater increase in revenue for the three months ended June 30, 2011.

Hudson Europe’s reorganization expenses were $0.4 million for the three months ended June 30, 2011, as compared to $0.5 million for the same period in 2010, a decrease of $0.1 million on a reported and constant currency basis. Reorganization expenses incurred for the three months ended June 30, 2011 and 2010 were primary related to a change in estimate for lease exit costs in our U.K. operations.

Hudson Europe’s net other non-operating expense was $2.4 million for the three months ended June 30, 2011 as compared to $1.1 million for the same period in 2010, an increase of $1.3 million.  On a constant currency basis, this increase was $0.9 million. The increase was in corporate management fees and resulted from an improved estimate of the full year costs and a change in mix of services and the absence of currency exchange transaction gains as compared to the prior year.

Hudson Europe’s EBITDA was $2.7 million for the three months ended June 30, 2011, as compared to $2.5 million for 2010, an increase of $0.3 million. On a constant currency basis, EBITDA increased $0.1 million. Hudson Europe’s EBITDA, as a percentage of revenue, was 2.7% as compared to 2.9% for the same period in 2010. The increase in EBITDA was primarily due to the factors discussed above.

Hudson Europe’s operating income was $4.7 million for the three months ended June 30, 2011, as compared to $2.8 million for the same period in 2010, an increase in operating income of $1.9 million. On a constant currency basis, operating income increased $1.5 million. The increase in operating income was primarily due to the factors that affected the EBITDA.

Hudson ANZ

Hudson ANZ’s revenue was $86.1 million for the three months ended June 30, 2011, as compared to $65.2 million for the same period in 2010, an increase of $20.9 million or 32.0%. On a constant currency basis, Hudson ANZ’s revenue increased $7.7 million or 9.8%. The revenue increase was primarily due to increases of $4.2 million or 7.0% in contracting and $4.0 million or 27.9% in permanent recruitment revenues as compared to the same period in 2010.

The revenue increases in contracting were driven primarily by increases in the accounting and finance, sales and marketing and information technology practices. The increase in permanent recruitment revenue was led by Recruitment Process Outsourcing (“RPO”), which accounted for nearly half the growth with the remainder spread across our practices. Talent management revenue decreased $0.5 million, or 14.2% as compared to the same period in 2010. The revenue decrease was primarily due to a lower demand for outplacement services and to a lesser extent the lack of a rebound in assessment and development services.

Hudson ANZ’s direct costs were $55.6 million for the three months ended June 30, 2011, as compared to $43.5 million for the same period in 2010, an increase of $12.1 million or 27.8%. On a constant currency basis, Hudson ANZ’s direct costs increased $3.4 million or 6.5%. The increase in direct costs was primarily a result of the increases in contracting revenue as noted above.

Hudson ANZ’s gross margin was $30.5 million for the three months ended June 30, 2011, as compared to $21.7 million for the same period in 2010, an increase of $8.8 million or 40.6%. On a constant currency basis, gross margin increased $4.3 million or 16.4%. The increase was driven by increases of $3.9 million or 27.5% in permanent recruitment and $0.7 million or 7.5% in contracting gross margin as compared to the same period in 2010. Talent management gross margin decreased $0.4 million or 14.1%, as compared to the same period in 2010.

Of the $3.9 million increase in permanent recruitment gross margin, about half was attributed to RPO as noted above and the remainder to the growth across our practices in general. The $0.7 million increase in contracting gross margin was primarily due to the growth in the factors noted above for revenue. The $0.4 million decline in talent management gross margin was driven by the same factors affecting revenue as described above.

Contracting gross margin as a percentage of revenue was 15.2% for the three months ended June 30, 2011, and was essentially flat as compared to 15.1% for the same period in 2010. Total gross margin, as a percentage of revenue, was 35.4% as compared to 33.4% for the same period in 2010. The increase was primarily attributable to a proportionately greater increase in permanent recruitment revenue for the three months ended June 30, 2011.

Hudson ANZ’s selling, general and administrative expenses were $26.8 million for the three months ended June 30, 2011, as compared to $19.9 million for the same period in 2010, an increase of $6.9 million or 34.8%. On a constant currency basis, selling, general and administrative expenses increased $3.0 million or 12.5%. The increase was primarily due to increased staff compensation resulting from higher gross margin, hiring in personnel focused on client development and related development expenses. These expenses, as a percentage of revenue, were 31.1% as compared to 30.4% for the same period in 2010 for the same reasons noted above.

Hudson ANZ’s net other non-operating expense was $1.4 million for the three months ended June 30, 2011, as compared to $1.0 million for the same period in 2010, an increase of $0.4 million.  On a constant currency basis, net other non-operating expense increased by $0.1 million, or was virtually unchanged.

Hudson ANZ’s EBITDA was $3.0 million for the three months ended June 30, 2011, as compared to $1.4 million for the same period in 2010, an increase in EBITDA of $1.7 million. On a constant currency basis, EBITDA increased $1.3 million. Hudson ANZ’s EBITDA, as a percentage of revenue, was 3.5% as compared to 2.2% for the same period in 2010. The increase in EBITDA was primarily due to the factors discussed above.

Hudson ANZ’s operating income was $3.7 million for the three months ended June 30, 2011, as compared to $1.8 million for the same period in 2010, an increase in operating income of $1.9 million. On a constant currency basis, operating income increased $1.3 million. The increase in operating income was primarily due to the factors that affected the EBITDA.

Hudson Americas

Hudson Americas’ revenue was $50.9 million for the three months ended June 30, 2011, as compared to $40.8 million for the same period in 2010, an increase of $10.1 million or 24.7%. Of this increase, $8.9 million or 22.4% was in contracting revenue and $1.2 million or 94.3% was in permanent recruitment revenue as compared to the same period in 2010.

Contracting revenue represented approximately 95.0% of Hudson Americas’ revenues. Revenues in the Legal Services practice, the segment’s largest practice, increased $7.9 million or 28.2%. The increase was due to an increased demand for services in litigation and M&A projects. Other contracting increased $0.8 million or 6.7% as compared to the same period in 2010, primarily due to increased projects in Information Technology & Telecommunications (“IT&T”). The majority of the increase in permanent recruitment revenue was in the RPO business.

Hudson Americas’ direct costs were $37.9 million for the three months ended June 30, 2011, as compared to $30.8 million for the same period in 2010, an increase of $7.1 million or 23.1%. The increase was directly related to the factors affecting the contracting revenue as noted above.

Hudson Americas’ gross margin was $13.0 million for the three months ended June 30, 2011, as compared to $10.0 million for the same period in 2010, an increase of $3.0 million or 29.7%. Contracting and permanent recruitment gross margins increased $1.8 million and $1.2 million or 20.4% and 92.1%, respectively, as compared to the same period in 2010.

The vast majority of the $1.8 million increase in contracting gross margin was in Legal Services, which increased $1.7 million, and was due to the same reasons as the growth in revenue as noted above. The $1.2 million increase in permanent recruitment gross margin was due to the projects as noted above.

Contracting gross margin as a percentage of contracting revenue was 21.8% for the three months ended June 30, 2011, as compared to 22.1% for the same period in 2010. The decrease was due to mix, with a larger proportion of the volume coming from Legal which has lower average gross margin compared to other contracting.  Total gross margin, as a percentage of total revenue, was 25.6% as compared to 24.6% for the same period in 2010. The increase was primarily due to the greater proportion of permanent recruitment in the gross margin mix.

Hudson Americas’ selling, general and administrative expenses were $11.4 million for the three months ended June 30, 2011, as compared to $11.2 million for the same period in 2010, an increase of $0.1 million or 1.2%. The increase was primarily due to increased staff compensation as a result of higher gross margin, almost entirely offset by lower depreciation expense on fully amortized Enterprise Resource Planning (“ERP”) system as compared to prior year. These expenses, as a percentage of revenue, were 22.3% as compared to 27.5% for the same period in 2010. The decrease was primarily due to the increase in revenue and relatively flat costs for the three months ended June 30, 2011.

Hudson Americas’ net other non-operating expense was $0.7 million for the three months ended June 30, 2011 as compared to $0.4 million for the same period in 2010, an increase of $0.3 million. The increase was in corporate management fees and resulted from an improved estimate of the full year costs and a change in mix of services as compared to the prior year.

Hudson Americas’ EBITDA was $1.1 million for the three months ended June 30, 2011, as compared to an EBITDA loss of $1.0 million for the same period in 2010, an increase in EBITDA of $2.2 million. Hudson Americas’ EBITDA, as a percentage of revenue, was 2.3% as compared to an EBITDA loss of 2.4% for the same period in 2010. The increase in EBITDA was primarily due to improved margins and relatively flat costs.

Hudson Americas’ operating income was $1.7 million for the three months ended June 30, 2011 as compared to an operating loss of $1.3 million for the same period in 2010, an increase in operating income of $2.9 million. The increase in operating income was primarily due to the factors that affected the EBITDA.

Hudson Asia

Hudson Asia’s revenue was $10.1 million for the three months ended June 30, 2011, as compared to $8.2 million for the same period in 2010, an increase of $1.9 million or 23.8%. On a constant currency basis, Hudson Asia’s revenue increased $1.3 million or 15.3%. The revenue increase in Hudson Asia was primarily in permanent recruitment, which represents approximately 87% of Hudson’s business in this segment.

The entire revenue increase was in Mainland China. Revenue in Hong Kong and Singapore remained flat as compared to the same period in 2010. The increase in revenue in China was primarily due to increased hiring activity in the industrial, IT&T, consumer, and banking and finance sectors.

Hudson Asia’s direct costs were $0.4 million for the three months ended June 30, 2011 as compared to $0.3 million for the same period in 2010. On a constant currency basis, Hudson Asia’s direct costs increased $0.2 million.

Hudson Asia’s gross margin was $9.7 million for the three months ended June 30, 2011, as compared to $7.9 million for the same period in 2010, an increase of $1.8 million or 22.3%. On a constant currency basis, gross margin increased $1.2 million or 14.0%. Since our business in Asia is primarily permanent placement, the gross margin increases match those that drove the revenue, which was entirely in China with Hong Kong and Singapore unchanged. Total gross margin, as a percentage of revenue, was largely unchanged at 95.6% as compared to 96.7% for the same period in 2010.

Hudson Asia’s selling, general and administrative expenses were $8.1 million for the three months ended June 30, 2011, as compared to $6.7 million for the same period in 2010, an increase of $1.4 million or 20.4%. On a constant currency basis, selling, general and administrative expenses increased $0.9 million or 12.6%. The increase was primarily due to increased staff compensation resulting from higher gross margin and hiring in personnel focused on client development. These expenses, as a percentage of revenue, were 79.5% as compared to 81.4% for the same period in 2010. The decrease was primarily due to higher revenue for the three months ended June 30, 2011.

Hudson Asia’s net other non-operating expense was $0.9 million for the three months ended June 30, 2011, as compared to less than a $0.1 million for the same period in 2010, an increase of $0.9 million on reported and constant currency basis. Slightly more than half of the increase was due to higher corporate management fees with the remainder due to the timing of receipt of government assistance (subsidy) in China.

Hudson Asia’s EBITDA was $0.7 million for the three months ended June 30, 2011, as compared $1.3 million for the same period in 2010, a decrease of $0.5 million. On a constant currency basis, EBITDA decreased $0.7 million. Hudson Asia’s EBITDA, as a percentage of revenue, was 7.6% as compared to 16.4% for the same period in 2010. The decrease in EBITDA was primarily due to increase in corporate management allocations as noted above.

Hudson Asia’s operating income was $1.6 million for the three months ended June 30, 2011, as compared to $1.2 million for the same period in 2010, an increase of $0.4 million. On a constant currency basis, operating income increased $0.3 million. The increase in operating income was primarily due to the factors that affected the EBITDA.

Corporate and Other

Corporate selling, general and administrative expenses were $5.6 million for the three months ended June 30, 2011, as compared to $4.5 million for the same period in 2010, an increase of $1.1 million or 25.3%. The increase was primarily for projected incentive compensation based on an improved outlook for 2011 and costs incurred in connection with the change in the Company’s Chief Executive Officer.

Corporate net other non-operating income was $5.4 million for the three months ended June 30, 2011, as compared to $3.4 million for the same period in 2010, an increase of $1.9 million. The increase was due to the larger allocation of corporate management fees in the current period.

Corporate EBITDA loss was less than $0.1 million for the three months ended June 30, 2011, as compared to $1.0 million for the same period in 2010, a decrease in EBITDA loss of $1.0 million.  The decrease was attributable to the factors discussed above.

Interest Expense

Interest expense, net of interest income was $0.4 million for the three months ended June 30, 2011, as compared to $0.2 million for the same period in 2010, an increase of $0.2 million. The increase was due to increased borrowings to fund higher working capital requirement primarily in ANZ.

Provision for Income Taxes

The provision for income taxes was $1.4 million on $5.7 million of pre-tax income from continuing operations for the three months ended June 30, 2011, as compared to $0.5 million on $0.7 million of pre-tax income from continuing operations for the same period in 2010. The effective tax rate for the three months ended June 30, 2011 was 25.2%, as compared to 74.4% for the same period in 2010.

The changes in the Company’s effective tax rate for the three months ended June 30, 2011 as compared to the same period in 2010 resulted from an overall increase in pre-tax income, and the utilization of net operating losses in the U.S. The effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the utilization of U.S. net operating losses, partially offset by the inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, non-deductible expenses such as certain acquisition-related payments and foreign tax rates that vary from that in the U.S.

Net Income from Continuing Operations

Net income from continuing operations was $4.2 million for the three months ended June 30, 2011, as compared to $0.2 million for the same period in 2010, an increase of $4.0 million. Basic and diluted earnings per share from continuing operations were $0.13 for the three months ended June 30, 2011, as compared to $0.01 for the same period in 2010.

Net Income

Net income was $4.2 million for the three months ended June 30, 2011, as compared to $0.2 million for the same period in 2010, an increase of $4.0 million. Basic and diluted earnings per share were $0.13 for the three months ended June 30, 2011, as compared to $0.01 for the same period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Hudson Europe

Hudson Europe’s revenue was $193.9 million for the six months ended June 30, 2011, as compared to $157.4 million for the same period in 2010, an increase of $36.5 million or 23.2%. On a constant currency basis, Hudson Europe’s revenue increased $26.5 million or 15.8%. The revenue increase was primarily due to increases of $22.3 million, $3.4 million and $0.9 million or 20.2%, 8.9% and 5.4% in contracting, permanent recruitment and talent management revenues, respectively, as compared to the same period in 2010.

The increase in contracting revenue was primarily in the U.K., which increased $20.9 million or 23%, with the remainder driven principally by France and Belgium. The increase in the U.K. was primarily due to an increased volume in our larger clients and growth in our legal e-discovery practice. Permanent recruitment revenue increased $1.9 million in France and $0.9 million in Belgium or 23.4% and 16.3%, respectively. The increases in Belgium and France were primarily in the industrial sector.  The increase in talent management revenue was primarily in Belgium and the U.K., which increased $0.7 million and $0.3 million, or 6.6% and 13.3%, respectively. The increases in the U.K. and Belgium were partially offset by a decrease in France of $0.3 million or 8.6%.  The increase in talent management revenue was driven by an increase in our service line that provides organizational design and performance management in Belgium and discrete assessment projects in the U.K. and, offset by lower volume in France.

Hudson Europe’s direct costs were $112.7 million for the six months ended June 30, 2011, as compared to $90.3 million for the same period in 2010, an increase of $22.4 million or 24.9%. On a constant currency basis, Hudson Europe’s direct costs increased $16.7 million or 17.4%. The increase was directly related to the factors affecting contracting revenue as noted above.

Hudson Europe’s gross margin was $81.1 million for the six months ended June 30, 2011, as compared to $67.1 million for the same period in 2010, an increase of $14.1 million or 21.0%. On a constant currency basis, gross margin increased $9.7 million or 13.6%. The increase was driven by increases in contracting, permanent recruitment, and talent management gross margins of $5.7 million, $3.2 million and $1.0 million, or 29.9%, 8.6% and 6.7%, respectively, as compared to the same period in 2010.

The increase in contracting gross margin was entirely in the U.K. Permanent recruitment gross margin increased $1.9 million and $0.9 million, or 24.7% and 16.0%, in France and Belgium, respectively. Talent management gross margin increased $1.0 million, or 11.4% in Belgium and $0.4 million, or 35.5% in the U.K., offset by a decline of $0.4 million or 11.4% in France. The changes in talent management gross margin were driven by the same factors affecting revenue as noted above.

Contracting gross margin as a percentage of revenue was 18.7% for the six months ended June 31, 2011, as compared to 17.3% for the same period in 2010. The increase was partially driven by the contribution of the legal e-discovery business with accompanying higher bill rates. Total gross margin, as a percentage of revenue, was 41.9% as compared to 42.7% for the same period in 2010. The decline was primarily due to a proportionately greater mix of contracting revenue.

Hudson Europe’s selling, general and administrative expenses were $72.5 million for the six months ended June 30, 2011, as compared to $62.8 million for the same period in 2010, an increase of $9.7 million or 15.5%. On a constant currency basis, selling, general and administrative expenses increased $5.8 million or 8.7%. The increase in selling, general and administrative expenses was primarily due to increased staff compensation as a result of the higher gross margin, hiring in personnel focused on client development and related development expenses, partially offset by lower depreciation expense. These expenses, as a percentage of revenue, were 37.4% as compared to 39.8% for the same period in 2010 due to more efficient use of expense as a portion of revenue.

Hudson Europe incurred $0.7 million in reorganization expenses for the six months ended June 30, 2011, as compared to $0.5 million for the same period in 2010, an increase of $0.2 million on a reported and constant currency basis. Reorganization expenses incurred for the six months ended June 30, 2011 were primary related to a change in estimate for lease exit costs in our U.K. operations.

Hudson Europe’s net other non-operating expense was $4.0 million for the six months ended June 30, 2011 as compared to $2.3 million for the same period in 2010, an increase of $1.7 million. On a constant currency basis, net other non-operating expense increased $1.4 million. The increase was from corporate management fees and resulted from an improved estimate of the full year costs and a change in mix of services and the absence of currency exchange transaction gains as compared to the prior year.

Hudson Europe’s EBITDA was $4.9 million for the six months ended June 30, 2011, as compared to $2.9 million for 2010, an increase of $2.0 million. On a constant currency basis, EBITDA increased $1.8 million. Hudson Europe’s EBITDA, as a percentage of revenue, was 2.5% as compared to 1.9% for the same period in 2010. The increase in EBITDA was primarily due to the factors discussed above.

Hudson Europe’s operating income was $8.0 million for the six months ended June 30, 2011, as compared to $3.8 million for the same period in 2010, an increase of $4.2 million. On a constant currency basis, operating income increased $3.8 million. The increase in operating income was primarily due to the factors that affected the EBITDA.

Hudson ANZ

Hudson ANZ’s revenue was $156.9 million for the six months ended June 30, 2011, as compared to $122.1 million for the same period in 2010, an increase of $34.9 million or 28.6%. On a constant currency basis, Hudson ANZ’s revenue increased $15.6 million or 11.0%. The revenue increase was primarily due to an increase in permanent recruitment revenue of $8.2 million or 34.6% and in contracting revenue of $7.8 million or 7.1% as compared to the same period in 2010.

In permanent recruitment, nearly one half of the growth came from RPO with the remainder spread across our practices.  The revenue increases in contracting were a result of a higher growth in professional staffing particularly in accounting and finance, office support and information technology. Talent management revenue decreased $0.6 million, or 8.8% as compared to the same period in 2010. The revenue decrease was primarily due to a lower demand for outplacement services and to a lesser extent the lack of a rebound in assessment and development services.

Hudson ANZ’s direct costs were $102.4 million for the six months ended June 30, 2011, as compared to $82.6 million for the same period in 2010, an increase of $19.8 million or 24.0%. On a constant currency basis, Hudson ANZ’s direct costs increased $6.9 million or 7.3%. The increase in direct costs was primarily a result of the increases in contracting revenue as noted above.

Hudson ANZ’s gross margin was $54.6 million for the six months ended June 30, 2011, as compared to $39.5 million for the same period in 2010, an increase of $15.1 million or 38.1%. On a constant currency basis, gross margin increased $8.6 million or 18.8%. The increase was driven by increases of $8.1 million or 34.2% in permanent recruitment and $0.7 million or 4.0% in contracting gross margin as compared to the same period in 2010.

Of the $8.1 million increase in permanent recruitment gross margin, approximately one half was attributed to RPO as noted above and the remainder was spread across our practices. The $0.7 million increase in contracting gross margin was primarily due to the growth in the factors as noted above for revenue. The $0.4 million decline in talent management gross margin was driven by the same factors affecting revenue as described above.

Contracting gross margin as a percentage of revenue was 15.1% for the six months ended June 30, 2011, as compared to 15.6% for the same period in 2010. The decline was partially driven by a change in mix to higher volume, lower margin projects. Total gross margin, as a percentage of revenue, was 34.8% as compared to 32.4% for the same period in 2010. The increase was primarily attributable to a proportionately greater increase in permanent recruitment revenue.

Hudson ANZ’s selling, general and administrative expenses were $49.4 million for the six months ended June 30, 2011, as compared to $37.5 million for the same period in 2010, an increase of $11.9 million or 31.7%. On a constant currency basis, selling, general and administrative expenses increased $6.0 million or 13.9%.  The increase was primarily due to increased staff compensation resulting from higher gross margin, hiring in personnel focused on client development and related development expenses. These expenses also included $0.3 million for insurance recoveries for the flood in Queensland, Australia and earthquake in Christchurch, New Zealand. These expenses, as a percentage of revenue, were 31.5% as compared to 30.7% for the same period in 2010 for the same reasons noted above.

 Hudson ANZ’s net other non-operating expense was $2.4 million for the six months ended June 30, 2011, as compared to $1.6 million for the same period in 2010, an increase of $0.8 million. On a constant currency basis, net other non-operating expense increased $0.6 million.  The increase was in corporate management fees and resulted from an improved estimate of the full year costs and a change in mix of services as compared to the prior year.

Hudson ANZ’s EBITDA was $4.1 million for the six months ended June 30, 2011, as compared to $1.6 million for the same period in 2010, an increase in EBITDA of $2.5 million. On a constant currency basis, EBITDA increased $2.0 million. Hudson ANZ’s EBITDA, as a percentage of revenue, was 2.6% as compared to 1.5% for the same period in 2010. The increase in EBITDA was primarily due to the factors discussed above.

Hudson ANZ’s operating income was $5.1 million for the six months ended June 30, 2011, as compared to $2.1 million for the same period in 2010, an increase in operating income of $3.0 million. On a constant currency basis, operating income increased $2.4 million. The increase in operating income was primarily due to the factors that affected the EBITDA.

Hudson Americas

Hudson Americas’ revenue was $96.7 million for the six months ended June 30, 2011, as compared to $80.3 million for the same period in 2010, an increase of $16.4 million or 20.4%. Of this increase, $14.8 million or 19.0% was in contracting revenue and $1.6 million or 60.9% was in permanent recruitment revenue as compared to the same period in 2010.

Contracting revenue represented approximately 96% of Hudson Americas’ revenues. Revenues in the Legal Services practice, the segment’s largest practice, increased $13.4 million or 24.7%. The increase was due to a higher volume of projects, particularly litigation and M&A. Other contracting remained flat as compared to the same period in 2010. The majority of the increase in permanent recruitment revenue was in the RPO business.

Hudson Americas’ direct costs were $73.3 million for the six months ended June 30, 2011, as compared to $61.0 million for the same period in 2010, an increase of $12.4 million or 20.3%. The increase was directly related to the factors affecting the contracting revenue as noted above.

Hudson Americas’ gross margin was $23.4 million for the six months ended June 30, 2011, as compared to $19.3 million for the same period in 2010, an increase of $4.0 million or 20.9%. Contracting and permanent recruitment gross margins increased $2.5 million and $1.6 million or 14.8% and 59.4%, respectively, as compared to the same period in 2010.

The entire increase in contracting gross margin was in Legal Services contracting and was due to the same reasons as those for revenue as noted above. Other contracting gross margin was flat as compared to the same period in 2010. The $1.6 million increase in permanent recruitment gross margin was due to the higher volume of recruitment projects as noted above.

Contracting gross margin as a percentage of contracting revenue was 20.7% for the six months ended June 30, 2011, as compared to 21.5% for the same period in 2010. The decrease was due to mix, with a larger proportion of the volume coming from Legal Services, which has lower average gross margin compared to other contracting. Total gross margin, as a percentage of total revenue remained flat at 24.1% as compared to the same period in 2010.

Hudson Americas’ selling, general and administrative expenses were $21.8 million for the six months ended June 30, 2011, as compared to $22.0 million for the same period in 2010, a decrease of $0.2 million or 0.8%. The decrease was primarily due to lower depreciation on fully amortized ERP system, partially offset by increased staff compensation as a result of higher gross margin. These expenses, as a percentage of revenue, were 22.6% as compared to 27.4% for the same period in 2010. The decrease was primarily due to the increase in revenue and relative flat expenses.

Hudson Americas’ net other non-operating expense was $1.3 million for the six months ended June 30, 2011, as compared to net other non-operating income of $0.1 million for the same period in 2010, an increase in net other non-operating expense of $1.4 million. The increase was primarily due to the recovery of a loan receivable of $0.9 million in 2010 as well as higher corporate management service allocations in 2011.

Hudson Americas’ EBITDA was $0.8 million for the six months ended June 30, 2011, as compared to an EBITDA loss $1.2 million for the same period in 2010, an increase in EBITDA of $2.0 million. Hudson Americas’ EBITDA, as a percentage of revenue, was 0.8% as compared to an EBITDA loss of 1.5% for the same period in 2010. The increase in EBITDA was primarily due to the factors discussed above.

Hudson Americas’ operating income was $1.5 million for the six months ended June 30, 2011 as compared to an operating loss of $2.9 million for the same period in 2010, an increase in operating income of $4.5 million. The increase in operating income was primarily due to the factors that affected the EBITDA.

Hudson Asia

Hudson Asia’s revenue was $18.3 million for the six months ended June 30, 2011, as compared to $15.3 million for the same period in 2010, an increase of $3.0 million or 19.7%. On a constant currency basis, Hudson Asia’s revenue increased $2.0 million or 12.5%. The revenue increase in Hudson Asia was primarily in permanent recruitment, which represents 87% of the business in this segment.

The majority of the $2.0 million revenue increase was in Mainland China. Revenue in Hong Kong and Singapore increased slightly as compared to the same period in 2010. The increase in revenue in China was primarily due to a higher number of placements in the IT&T, banking and finance, industrial and consumer sectors.

Hudson Asia’s direct costs were $0.8 million for the six months ended June 30, 2011 as compared to $0.6 million for the same period in 2010, an increase of $0.2 million or 36.9%.  On a constant currency basis, Hudson Asia’s direct costs increased $0.2 million or 26.8%. The increase was primarily due to an increase in the contracting business in Hong Kong and Singapore.

Hudson Asia’s gross margin was $17.6 million for the six months ended June 30, 2011, as compared to $14.8 million for the same period in 2010, an increase of $2.8 million or 19.1%. On a constant currency basis, gross margin increased $1.9 million or 11.9%. Since our business in Asia is primarily permanent placement, the gross margin increases match those that drove the revenue, which was entirely in China with Hong Kong and Singapore unchanged.  Total gross margin, as a percentage of revenue, was 95.8% as compared to 96.3% for the same period in 2010 and was largely unchanged.

Hudson Asia’s selling, general and administrative expenses were $14.9 million for the six months ended June 30, 2011, as compared to $12.9 million for the same period in 2010, an increase of $2.0 million or 15.7%. On a constant currency basis, selling, general and administrative expenses increased $1.2 million or 9.1%. The increase was primarily due to increased staff compensation resulting from higher gross margin and hiring in personnel focused on client development. These expenses, as a percentage of revenue, were 81.5% as compared to 84.0% for the same period in 2010. The decrease was primarily due to higher revenue for the six months ended June 30, 2011.

Hudson Asia’s net other non-operating expense was $1.0 million for the six months ended June 30, 2011, as compared to $0.2 million for the same period in 2010, an increase of $0.8 million on a reported and constant currency basis. The increase was in corporate management fees and resulted from an improved estimate of the full year costs and a change in mix of services as compared to the prior year.

Hudson Asia’s EBITDA was $1.7 million for the six months ended June 30, 2011, as compared $1.9 million for the same period in 2010, a decrease of $0.2 million. On a constant currency basis, EBITDA decreased $0.4 million. Hudson Asia’s EBITDA, as a percentage of revenue, was 9.5% as compared to 12.8% for the same period in 2010. The decrease in EBITDA was primarily due to the increase in corporate management service allocations as noted above.

Hudson Asia’s operating income was $2.6 million for the six months ended June 30, 2011, as compared to $1.8 million for the same period in 2010, an increase of $0.8 million. On a constant currency basis, operating income increased $0.6 million. The increase in operating income was primarily due to the factors that affected the EBITDA.

Corporate and Other

Corporate selling, general and administrative expenses were $10.8 million for the six months ended June 30, 2011, as compared to $9.1 million for the same period in 2010, an increase of $1.7 million or 19.4%. The increase was primarily for projected incentive compensation based on an improved outlook for 2011 and costs incurred in connection with the change in the Company’s Chief Executive Officer.

Corporate net other non-operating income was $9.2 million for the six months ended June 30, 2011, as compared to $5.5 million for the same period in 2010, an increase of $3.6 million. The increase was due to the larger allocation of corporate management fees in the current period.

Corporate EBITDA loss was $1.3 million for the six months ended June 30, 2011, as compared to $3.4 million for the same period in 2010, a decrease in EBITDA loss of $2.1 million.  The decrease was attributable to the factors discussed above.

Interest Expense

Interest expense, net of interest income was $0.6 million for the six months ended June 30, 2011, as compared to 0.5 million for the same period and 2010, an increase of 0.1 million. The increase was primarily due to increased borrowings to fund higher working capital requirement primarily in ANZ.

Provision for Income Taxes

The provision for income taxes was $2.2 million on $6.4 million of pre-tax income from continuing operations for the six months ended June 30, 2011, as compared to $0.8 million on $3.2 million of pre-tax losses from continuing operations for the same period in 2010. The effective tax rate for the six months ended June 30, 2011 was 34.0%, as compared to negative 24.0% for the same period in 2010.

 The changes in the Company’s effective tax rate for the six months ended June 30, 2011 as compared to the same period in 2010 resulted from an  overall increase in pre-tax income and the utilization of net operating losses in the U.S. The effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the utilization of U.S. net operating losses, partially offset by the inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, non-deductible expenses such as certain acquisition-related payments and foreign tax rates that vary from that in the U.S.

Net Income (loss) from Continuing Operations

Net income from continuing operations was $4.2 million for the six months ended June 30, 2011, as compared to a net loss from continuing operations of $4.0 million for the same period in 2010, an increase in net income from continuing operations of $8.2 million. Basic and diluted earnings per share from continuing operations were $0.13 for the six months ended June 30, 2011, as compared to a basic and diluted loss per share of $0.14 for the same period in 2010.

Net Income (loss)

Net income was $4.2 million for the six months ended June 30, 2011, as compared to $4.0 million of net loss for the same period in 2010, an increase in net income of $8.2 million. Basic and diluted earnings per share were $0.13 for the six months ended June 30, 2011, as compared to a loss per share of $0.14 for the same period in 2010.

Liquidity and Capital Resources

Cash and cash equivalents totaled $34.9 million and $29.5 million, respectively, as of June 30, 2011 and December 31, 2010. The following table summarizes the cash flow activities for the six months ended June 30, 2011 and 2010:

	For The Six Months Ended June 30,
(In millions)	2011	2010
Net cash used in operating activities	$(0.3)	$(20.6)
Net cash (used in) provided by investing activities	(2.8)	2.0
Net cash provided by financing activities	7.8	21.5
Effect of exchange rates on cash and cash equivalents	0.7	(1.1)
Net increase in cash and cash equivalents	$5.4	$1.8

Cash flows from Operating Activities

For the six months ended June 30, 2011, net cash used in operating activities was $0.3 million compared to $20.6 million for the same period in 2010, a decrease of $20.3 million. The decrease was primarily due to higher net operating income from continuing operations and lower payments related to the prior years’ restructuring programs in the current period.

Cash flows from Investing Activities

For the six months ended June 30, 2011, net cash used in investing activities was $2.8 million compared to net cash provided by investing activities of $2.0 million for the same period in 2010, a decrease in net cash provided by investing activities of $4.8 million. The primary reason for the decrease was the non-recurrence of the collection of a note receivable of $3.5 million from the sale of Hudson Americas’ ETS division in 2010 and greater capital expenditures of $1.9 million in 2011. The decrease was partially offset by the proceeds from the current year’s sale of an investment in France for $0.2 million and the return of a security deposit of $0.2 million related to an office lease expiration in the Netherlands.

Cash flows from Financing Activities

For the six months ended June 30, 2011, net cash provided by financing activities was $7.8 million compared to $21.5 million for the same period in 2010, a decrease of $13.7 million. The decrease was primarily due to the non-recurrence of $19.2 million of proceeds from the issuance of common stock, partially offset by increased net borrowings of $5.8 million for working capital resulting from revenue growth.

Credit Agreements

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility (the “Revolver Agreement”) with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). This agreement provides the Company with the ability to borrow up to $40 million, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50 million, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the U.K. and North America operations, less required reserves. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1.5 million of deferred financing costs, which are being amortized over the term of the agreement. As of June 30, 2011, the Company’s borrowing base was $40.6 million and the Company was required to maintain a minimum availability of $10 million. As of June 30, 2011, the Company had $1.5 million of outstanding borrowings, and $2.8 million of outstanding letters of credit issued, under the Revolver Agreement, resulting in the Company being able to borrow up to an additional $26.3 million after deducting the minimum availability, outstanding borrowings and outstanding letters of credit issued.

The maturity date of the Revolver Agreement is August 5, 2014. Borrowings may initially be made with an interest rate based on a base rate plus 2.25% or on the LIBOR rate for the applicable period plus 3.25%. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). The interest rate on outstanding borrowings was 5.5% as of June 30, 2011. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company.

The Revolver Agreement contains various restrictions and covenants including (1) a requirement to maintain a minimum excess availability of $10 million until such time as for two consecutive fiscal quarters (i) the Company’s Fixed Charge Coverage Ratio is at least 1.2x and (ii) the Company’s North American and U.K. operations, for the four fiscal quarters then ending, have an EBITDA (as defined in the Revolver Agreement) for such twelve month period of not less than $0.5 million as of the end of each fiscal quarter during the fiscal year 2011 and $1 million at the end of each fiscal quarter thereafter; thereafter a requirement to maintain a minimum availability of $5 million, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $0.5 million during the fiscal year 2011 and $1,000 thereafter; (2) a limit on the payment of dividends of not more than $5 million per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25 million in cash and $25 million in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4 million per year. The Company was in compliance with all covenants under the Revolver Agreement as of June 30, 2011.

On August 3, 2010, an Australian subsidiary of the Company entered into a Receivables Finance Agreement and related agreements (the “Finance Agreement”) with Commonwealth Bank of Australia (“CBA”) that provides the Australian subsidiary with the ability to borrow up to approximately $16.1 million (AUD 15 million). Under the terms of the Finance Agreement, the Australian subsidiary may make offers to CBA to assign its accounts receivable with recourse, which accounts receivable CBA may in its good faith discretion elect to purchase. As of June 30, 2011, the Company had $7.3 million (AUD 6.8 million) of outstanding borrowings under the Finance Agreement. Available credit for use under the Finance Agreement as of June 30, 2011 was $8.8 million (AUD 8.2 million).

The Finance Agreement does not have a stated maturity date and can be terminated by either party upon 90 days written notice. Borrowings may be made with an interest rate based on the average bid rate for bills of exchange (“BBSY”) with the closest term to 30 days plus a margin of 1.6%.  The interest rate was 6.48% as of June 30, 2011. In addition, the Company pays a 0.9% line fee based on the maximum availability. Borrowings are secured by substantially all of the assets of the Australian subsidiary and are based on an agreed percentage of eligible accounts receivable.

On June 9, 2011, the Australian subsidiary of the Company amended the Finance Agreement to add a $2.1 million (AUD 2 million) overdraft facility for working capital purposes (the “Overdraft Facility”). The interest rate on borrowings under the Overdraft Facility was 9.24% on June 30, 2011. In addition, the Company pays a 1.12% line fee based on the maximum availability of the Overdraft Facility.

The Finance Agreement, as amended on June 9, 2011, contains various restrictions and covenants for the Australian subsidiary, including (1) a requirement to maintain a minimum Tangible Net Worth (as defined in the Finance Agreement) ratio of 60%; (2)  a requirement to maintain to a minimum Fixed Charge Coverage Ratio (as defined in the Finance Agreement) of 1.7x  for a trailing twelve month period; and (3) a limitation on certain intercompany payments of expenses, interest and dividends not to exceed Net Profit After Tax (as defined in the Finance Agreement). The Australian subsidiary of the Company was in compliance with all covenants under the Finance Agreement as of June 30, 2011.

The Company also has lending arrangements with local banks through its subsidiaries in New Zealand, Belgium, the Netherlands, Singapore and Mainland China. In New Zealand, the Company’s subsidiary can borrow up to $2.1 million (NZD 2.5 million) as of June 30, 2011 for working capital purposes. The aggregate outstanding borrowings under the lending arrangement in New Zealand were $1.3 million as of June 30, 2011. Available credit for use under the lending arrangement in New Zealand as of June 30, 2011 was $0.7 million (NZD 0.9 million).The lending arrangement in New Zealand expires on March 31, 2012.  Interest on borrowings under the New Zealand lending arrangement is based on a three month cost of funds rate as determined by the bank, plus a 1.84% margin, and was 6.18% on June 30, 2011.  In addition, the Company pays a 0.9% line-fee based on the maximum availability. As of June 30, 2011, the Netherlands subsidiary could borrow up to $1.6 million (€1.1 million) based on an agreed percentage of accounts receivable related to its operations. In May 2011, the Belgium subsidiary replaced the previous accounts receivable based lending arrangement with a $1.5 million (€1 million) overdraft facility with the same financial institution effective July 1, 2011.   Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus 2.5%, or about 3.8% on June 30, 2011. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.8 million (SGD 1 million) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate, plus 1.75%, and was 6.00% on June 30, 2011.  The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time.  In Mainland China, the Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points, and was 7.85% on June 30, 2011. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of June 30, 2011 and December 31, 2010.

The weighted average interest rate on all outstanding borrowings for the six months ended June 30, 2011 was 6.25%.

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

 Liquidity Outlook

At June 30, 2011, the Company had cash and cash equivalents on hand of $34.9 million supplemented by availability of $26.3 million under the Revolver Agreement, $10.9 million under the Finance Agreement and Overdraft Facility with CBA and $5.6 million under other lending arrangements in Belgium, the Netherlands, New Zealand, Singapore and Mainland China. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next twelve months, based on the Company’s total liquidity as of June 30, 2011. The Company’s near-term cash requirements during 2011 are primarily related to funding operations and capital expenditures. The Company expects to maintain a reduced level of capital expenditures in 2011 as it did in 2010 and 2009. In 2011, the Company expects to make capital expenditures of approximately $5 million to $7 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

At June 30, 2011, $4.4 million of the Company’s cash and cash equivalents noted above was held in the United States and the remainder was held internationally, primarily in the United Kingdom, Belgium, the Netherlands and Mainland China. The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside the United States except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision.  In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds.  The Company has not provided federal income or foreign withholding taxes on these undistributed foreign earnings.  The Company has not done so because this situation is unlikely to occur in the foreseeable future. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, the standard does not affect the calculation or reporting of net income and earnings per share. The standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The only component of other comprehensive income currently applicable to the Company is currency translation adjustments, which are presently included in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. The adoption of this standard will change the order in which certain financial statements are presented and will not have any impact on the Company’s results of operations or financial position.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Currently, the Company primarily applies the non-recurring fair value measurements for new asset retirement obligations and revisions of restructuring reserves. The standard is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect the adoption of the standard to have a material impact on the Company’s results of operations or financial position.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The standard modifies Step 1 of the goodwill impairment test such that, for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based on qualitative standards. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted the standard effective January 1, 2011. The adoption had no material impact on the Company’s results of operations or financial position.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 23, 2011 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the six months ended June 30, 2011.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) risks related to fluctuations in the Company’s operating results from quarter to quarter, (3) the ability of clients to terminate their relationship with the Company at any time, (4) competition in the Company’s markets, (5) risks associated with the Company’s investment strategy, (6) risks related to international operations, including foreign currency fluctuations, (7) the Company’s dependence on key management personnel, (8) the Company’s ability to attract and retain highly skilled professionals, (9) the Company’s ability to collect its accounts receivable, (10) the Company’s history of negative cash flows and operating losses may re-occur, (11) the Company’s ability to utilize net operating loss carry-forwards, (12) restrictions on the Company’s operating flexibility due to the terms of its credit facilities,  (13) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (14) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (15) risks related to providing uninterrupted service to clients, (16) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (17) volatility of the Company’s stock price, (18) the impact of government regulations, and (19) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the six months ended June 30, 2011, the Company earned approximately 87% of its gross margin outside the United States (“U.S.”), and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2011.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, or results of operations.

ITEM 1A.	RISK FACTORS

At June 30, 2011, there had not been any material changes to the information related to the Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2011.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (a)
April 1, 2011 - April 30, 2011	-	$-	-	$6,792,000
May 1, 2011 - May 31, 2011 (b)	4,699	$5.21	-	$6,792,000
June 1, 2011 - June 30, 2011	-	$-	-	$6,792,000
Total	4,699	$5.21	-	$6,792,000

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

On June 10, 2011, the Australian subsidiary of the Company amended the Receivables Finance Agreement with Commonwealth Bank of Australia to add a $2,144,000 (AUD 2,000,000) overdraft facility for working capital purposes. The amendment also changed the Australian subsidiary’s requirement to maintain a minimum Tangible Net Worth (as defined in the Finance Agreement) ratio of 60% to 70% and a minimum Fixed Charge Coverage Ratio (as defined in the Finance Agreement) of 1.4x for a trailing twelve month period to 1.7x.

ITEM 6.	EXHIBITS

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HIGHLAND GROUP, INC. (Registrant)

	By:	/s/ Mary Jane Raymond
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: August 3, 2011
	By:	/s/ Frank P. Lanuto
Frank P. Lanuto
Senior Vice President, Corporate Controller
(Principal Accounting Officer)
Dated: August 3, 2011

HUDSON HIGHLAND GROUP, INC.
FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated By-laws of Hudson Highland Group, Inc.

4.1	Letter of Variation, dated June 9, 2011, between Hudson Global Resources (Aust) Pty Limited and Commonwealth Bank of Australia.

10.1	Amendment to Employment Agreement, dated as of March 23, 2011, between Hudson Highland Group, Inc. and Manuel Marquez Dorsch.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101
The following materials from Hudson Highland Group, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2011, and (v) Notes to Condensed Consolidated Financial Statements.