Form 10-Q
period 2011-09-30
HUDSON HIGHLAND GROUP INC
filed 2011-11-04
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2011
Common Stock - $0.001 par value	32,850,973

HUDSON HIGHLAND GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$245,081	$200,394	$710,998	$575,481
Direct costs	152,089	125,403	441,341	359,833
Gross margin	92,992	74,991	269,657	215,648
Operating expenses:
Selling, general and administrative expenses	85,305	74,378	251,517	214,121
Depreciation and amortization	1,537	1,981	4,750	6,453
Business reorganization and integration expenses	-	41	747	705
Operating income (loss)	6,150	(1,409)	12,643	(5,631)
Other income (expense):
Interest, net	(328)	(497)	(910)	(972)
Other, net	(238)	1,184	244	2,687
Fee for early extinguishment of credit facility	-	(563)	-	(563)
Income (loss) from continuing operations before provision for income taxes	5,584	(1,285)	11,977	(4,479)
Provision for (benefit from) income taxes	2,202	599	4,377	1,366
Income (loss) from continuing operations	3,382	(1,884)	7,600	(5,845)
Income (loss) from discontinued operations, net of income taxes	-	(14)	-	(31)
Net income (loss)	$3,382	$(1,898)	$7,600	$(5,876)
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.11	$(0.06)	$0.24	$(0.20)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net income (loss)	$0.11	$(0.06)	$0.24	$(0.20)
Diluted
Income (loss) from continuing operations	$0.11	$(0.06)	$0.24	$(0.20)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net income (loss)	$0.11	$(0.06)	$0.24	$(0.20)
Basic weighted average shares outstanding:	31,620	31,225	31,541	29,493
Diluted weighted average shares outstanding:	32,085	31,225	31,988	29,493

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$22,482	$29,523
Accounts receivable, less allowance for doubtful accounts of $1,973 and $2,145, respectively	151,517	128,576
Prepaid and other	12,501	13,988
Total current assets	186,500	172,087
Property and equipment, net	17,126	16,593
Other assets	16,561	17,154
Total assets	$220,187	$205,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,500	$14,812
Accrued expenses and other current liabilities	80,709	74,990
Short-term borrowings	6,561	1,339
Accrued business reorganization expenses	1,200	2,619
Total current liabilities	98,970	93,760
Other non-current liabilities	10,955	10,493
Income tax payable, non-current	8,272	8,303
Total liabilities	118,197	112,556
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 100,000 shares authorized; issued 32,922 and 32,181 shares, respectively	33	32
Additional paid-in capital	470,005	466,582
Accumulated deficit	(400,599)	(408,199)
Accumulated other comprehensive income—translation adjustments	32,943	34,902
Treasury stock, 71 and 9 shares, respectively, at cost	(392)	(39)
Total stockholders’ equity	101,990	93,278
Total liabilities and stockholders' equity	$220,187	$205,834

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$7,600	$(5,876)
Adjustments to reconcile net income (loss) to net cash privided by (used in) operating activities:
Depreciation and amortization	4,750	6,453
Provision (recovery) for doubtful accounts	46	421
Provision for (benefit from) deferred income taxes	669	(296)
Stock-based compensation	2,821	1,320
Fee for early extinguishment of credit facility	-	563
Other, net	38	(1,706)
Changes in assets and liabilities, net of effects of business acquisitions:
Decrease (increase) in accounts receivable	(25,698)	(29,373)
Decrease (increase) in prepaid and other assets	602	(4,163)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,566	18,613
Increase (decrease) in accrued business reorganization expenses	(1,511)	(6,104)
Net cash provided by (used in) operating activities	(7,117)	(20,148)
Cash flows from investing activities:
Capital expenditures	(5,175)	(2,394)
Proceeds from sale of assets	248	81
Proceeds from notes and sales of warrants	-	3,500
Change in restricted cash	102	(1,719)
Payment for acquisitions	-	(1,856)
Net cash provided by (used in) investing activities	(4,825)	(2,388)
Cash flows from financing activities:
Borrowings under credit facility and other short term financing	161,261	60,216
Repayments under credit facility and other short term financing	(155,771)	(56,885)
Payment for early extinguishment of credit facility	-	(563)
Payment of deferred financing costs	-	(1,479)
Proceeds from issuance of common stock, net	-	19,167
Purchase of restricted stock from employees	(352)	(70)
Net cash provided by (used in) financing activities	5,138	20,386
Effect of exchange rates on cash and cash equivalents	(237)	260
Net increase (decrease) in cash and cash equivalents	(7,041)	(1,890)
Cash and cash equivalents, beginning of the period	29,523	36,064
Cash and cash equivalents, end of the period	$22,482	$34,174
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$827	$880
Cash payments during the period for income taxes, net of refunds	$3,349	$2,923

See accompanying notes to condensed consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Treasury
	Shares	Value	capital	deficit	income (loss)	stock	Total
Balance at December 31, 2010	32,171	$32	$466,582	$(408,199)	$34,902	$(39)	$93,278
Net income (loss)	-	-	-	7,600	-	-	7,600
Other comprehensive income (loss), translation adjustments	-	-	-	-	(1,959)	-	(1,959)
Purchase of restricted stock from employees	(62)	-	-	-	-	(353)	(353)
Issuance of shares for 401(k) plan contribution	92	-	602	-	-	-	602
Stock-based compensation	650	1	2,821	-	-	-	2,822
Balance at September 30, 2011	32,851	$33	$470,005	$(400,599)	$32,943	$(392)	$101,990

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

NOTE 2 – DESCRIPTION OF BUSINESS

The Company provides professional staffing services on a permanent and contract basis and a range of human capital services to businesses operating in a wide variety of industries. The Company’s operations, assets and liabilities are organized into four reportable segments—Hudson Europe, Hudson Australia and New Zealand (“ANZ”), Hudson Americas and Hudson Asia (“Hudson regional businesses” or “Hudson”), which constituted approximately 44%, 32%, 14% and 10%, respectively, of the Company’s gross margin for the nine months ended September 30, 2011.

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2011-08, “Testing Goodwill for Impairment”. This standard permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The new standard is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company elected to early adopt the standard for its annual test of goodwill impairment at its China reporting unit as of October 1, 2011. The adoption did not impact the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, the standard does not affect the calculation or reporting of net income and earnings per share. The standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The only component of other comprehensive income currently applicable to the Company is currency translation adjustments, which are presently included in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. The adoption of this standard will change the order in which certain financial statements are presented and will not have any impact on the Company’s results of operations or financial position.

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

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

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money” and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (a) are satisfied prior to the end of the reporting period, or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. For the periods in which losses are presented, dilutive loss per share calculations do not differ from basic loss per share because the effects of any potential common stock were anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

A reconciliation of the numerators and dominators of the basic and diluted earnings (loss) per share calculations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
EPS numerator - basic and diluted (in thousands):
Income (loss) from continuing operations	$3,382	$(1,884)	$7,600	$(5,845)
Income (loss) from discontinued operations, net of income taxes	-	(14)	-	(31)
Net income (loss)	3,382	(1,898)	7,600	(5,876)
EPS denominator (in thousands):
Weighted-average common stock outstanding - basic	31,620	31,225	31,541	29,493
Common stock equivalents: stock options and other stock-based awards (a)	465	-	447	-
Weighted-average number of common stock outstanding - diluted	32,085	31,225	31,988	29,493

(a)
For the periods in which net losses are presented, the diluted weighted-average number of shares of common stock outstanding did not differ from the basic weighted-average number of shares of common stock outstanding because the effects of any potential common stock equivalents (see Note 5 below for further details on outstanding stock options, non-vested restricted stock units and non-vested restricted stock) were anti-dilutive and therefore not included in the calculation of the denominator of dilutive earnings per share.

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 4 – EARNINGS (LOSS) PER SHARE (continued)

The weighted average number of shares outstanding used in the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2011 and 2010 does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands)
Unvested restricted stock	317	1,081	317	1,081
Stock options	1,400	1,565	1,400	1,565
Total	1,717	2,646	1,717	2,646

For the three and nine months ended September 30, 2011, 316,000 shares of performance-based restricted stock awards were excluded from the calculation of the computation of diluted earnings per share because the underlying performance conditions had not been satisfied prior to the end of the reporting period.

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

The ISAP provides that an aggregate of 1,600,000 shares of the Company’s common stock are reserved for issuance to participants. On September 30, 2011, there were 271,979 shares of the Company’s common stock available for future issuance. The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company.

The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors.  A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company.

Stock Options

During the nine months ended September 30, 2011, the Company granted to its Chairman and Chief Executive Officer 400,000 stock options with service-based vesting conditions that will vest (i) 50% on the second anniversary of the date of grant, and (ii) 50% on the third anniversary of the date of grant. The stock options were granted outside of the Company’s ISAP in connection with the Chairman and Chief Executive Officer’s commencement of employment with the Company in May 2011.

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 5 – STOCK-BASED COMPENSATION (continued)

For the three months ended September 30, 2011 and 2010, the Company recognized $151 and $12, respectively, of stock-based compensation expense related to stock options. For the nine months ended September 30, 2011 and 2010, the Company recognized $367 and $142, respectively, of stock-based compensation expense related to stock options.

As of September 30, 2011, the Company had approximately $1,188 of total unrecognized stock-based compensation expense related to outstanding non-vested stock options. The Company expects to recognize that cost over a weighted average service period of approximately 2.13 years.

Changes in the Company’s stock options for the nine months ended September 30, 2011 were as follows:

	Number of Options Outstanding	Weighted Average Exercise Price per Share

Options outstanding at Jaurary 1, 2011	1,548,300	$12.64
Granted	400,000	5.18
Expired	(547,950)	10.50
Options outstanding at September 30, 2011	1,400,350	11.35
Options exercisable at September 30, 2011	975,350	$14.04

Restricted Stock

During the nine months ended September 30, 2011, the Company granted 743,625 shares of restricted stock to various employees. Shares of restricted stock with only service-based vesting conditions and shares of restricted stock with performance-based vesting conditions are valued at the closing market value of the Company’s common stock on the date of grant. The Company recognizes compensation cost for the awards with performance conditions if and when the Company concludes that it is probable that the performance conditions will be achieved. Of the 743,625 shares granted, (i) 14,000 shares vested immediately, (ii) 381,625 shares vest ratably over a three year period from the date of grant, (iii) 3,000 shares vest ratably over a four year period from the date of grant  (iv) 316,000 shares vest ratably over a three year period from the date of grant based on the Company’s gross margin and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the year ending December 31, 2011, (v) 15,000 shares vest one-third on December 1 in each of  2011, 2012 and 2013, (vi) 10,000 shares vest one-third on February 16 in each of 2012, 2013 and 2014, and (vii) 4,000 shares vest one-fourth on April 1 in each of 2012, 2013, 2014 and 2015.

For the three months ended September 30, 2011 and 2010, the Company recognized $793 and $430, respectively, of stock-based compensation expense related to restricted stock. For the nine months ended September 30, 2011 and 2010, the Company recognized $2,209 and $1,178, respectively, of stock-based compensation expense related to restricted stock.

As of September 30, 2011, the Company had $3,644 of total unrecognized stock-based compensation expense related to outstanding non-vested restricted stock. The Company expects to recognize that cost over a weighted average service period of approximately 1.54 years.

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 5 – STOCK-BASED COMPENSATION (continued)

Changes in the Company’s restricted stock for the nine months ended September 30, 2011 were as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value

Non-vested restricted stock at Jaurary 1, 2011	953,037	$3.64
Granted	743,625	6.22
Vested	(271,540)	3.90
Forfeited	(89,263)	2.80
Non-vested restricted stock at September 30, 2011	1,335,859	$5.08

 Restricted Stock Units

During the nine months ended September 30, 2011, the Company granted 27,376 restricted stock units to its non-employee directors pursuant to the Director Plan. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan.

In addition, during the nine months ended September 30, 2011, the Company granted 100,000 restricted stock units to its Chairman and Chief Executive Officer. The restricted stock units will vest (i) 50% on the second anniversary of the date of grant, (ii) 25% on the third anniversary of the date of grant, and (iii) 25% on the fourth anniversary of the date of grant. Restricted stock units are valued at the closing market value of the Company’s common stock on the date of grant. The 100,000 restricted stock units were granted outside of the ISAP in connection with the Chairman and Chief Executive Officer’s commencement of employment with the Company in May 2011.

For the three months ended September 30, 2011 and 2010, the Company recognized $52 and $0, respectively, of stock-based compensation expense related to restricted stock units. For the nine months ended September 30, 2011 and 2010, the Company recognized $245 and $147, respectively, of stock-based compensation expense related to restricted stock units.

As of September 30, 2011, the Company had approximately $439 of total unrecognized stock-based compensation expense related to outstanding restricted stock units. The Company expects to recognize that cost over a weighted average service period of approximately 2.41 years.

Changes in the Company’s restricted stock units for the nine months ended September 30, 2011 were as follows:

	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value

Non-vested restricted stock units, beginning of year	-	$-
Granted	127,376	5.37
Vested	(27,376)	6.05
Non-vested restricted stock units at September 30, 2011	100,000	$5.18

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 5 – STOCK-BASED COMPENSATION (continued)

Defined Contribution Plans

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. For the three months ended September 30, 2011 and 2010, the Company recognized $176 and $179, respectively, of expense for the 401(k) plan. For the nine months ended September 30, 2011 and 2010, the Company recognized $584 and $430, respectively, of expense for the 401(k) plan. In March 2011, the Company issued 91,944 shares of its common stock with a value of $602 to satisfy the 2010 contribution liability to the 401(k) plan. In March 2010, the Company issued 121,016 shares of its common stock with a value of $541 plus cash of $111 to satisfy the 2009 contribution liability to the 401(k) plan.

NOTE 6 – REVENUE, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	For The Three Months Ended September 30, 2011			For The Three Months Ended September 30, 2010
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$182,867	$62,214	$245,081	$147,910	$52,484	$200,394
Direct costs (1)	148,513	3,576	152,089	122,161	3,242	125,403
Gross margin	$34,354	$58,638	$92,992	$25,749	$49,242	$74,991

	For The Nine Months Ended September 30, 2011			For The Nine Months Ended September 30, 2010
	Temporary	Other	Total	Temporary	Other	Total
Revenue	$526,734	$184,264	$710,998	$425,111	$150,370	$575,481
Direct costs (1)	430,338	11,003	441,341	349,695	10,138	359,833
Gross margin	$96,396	$173,261	$269,657	$75,416	$140,232	$215,648

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

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 7 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2011 and December 31, 2010, property and equipment, net consisted of the following:

	September 30,	December 31,
	2011	2010
Computer equipment	$18,235	$17,510
Furniture and equipment	10,926	13,762
Capitalized software costs	32,169	31,800
Leasehold and building improvements	21,758	23,265
	83,088	86,337
Less: accumulated depreciation and amortization	65,962	69,744
Property and equipment, net	$17,126	$16,593

For the nine months ended September 30, 2011, the Company acquired computer equipment with costs of $1,197 under capital lease agreements. The current portion of the capital lease obligation included under the caption “Accrued expense and other current liabilities” in the Condensed Consolidated Balance Sheets was $375 as of September 30, 2011.  The non-current portion of the capital lease obligation included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets was $741 as of September 30, 2011.

The Company had expenditures of approximately $1,178 and $343 for acquired property and equipment, mainly consisting of computer equipment, leasehold improvements and software development, which had not been placed in service as of September 30, 2011 and December 31, 2010, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

NOTE 8 – GOODWILL

The following is a summary of the changes in the carrying value of the Company’s goodwill for the nine months ended June 30, 2011 and 2010. The goodwill was related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

	Carrying Value
	2011	2010

Goodwill, January 1,	$1,909	$-
Additions	-	1,856
Impairments	-	-
Currency translation	58	24
Goodwill, September 30,	$1,967	$1,880

NOTE 9 – INCOME TAXES

The Company’s effective income tax rate was 39.4% and negative 46.6% for the three months ended September 30, 2011 and 2010, respectively.  The change in the rate was primarily attributable to an overall increase in the Company’s pre-tax income, including the U.S. portion which was absorbed by utilization of U.S. net operating losses (“NOLs”).

 The Company’s effective income tax rate was 36.5% and negative 30.5% for the nine months ended September 30, 2011 and 2010, respectively.  The change in the rate was primarily attributable to an overall increase in the Company’s pre-tax income, including the U.S. portion which was absorbed by utilization of U.S. NOLs.

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 9 – INCOME TAXES (continued)

As of September 30, 2011 and December 31, 2010, the Company had $8,272 and $8,303, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate.  Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and totaled to a benefit of $58 and expense of $17 for the nine months ended September 30, 2011 and 2010, respectively. Accrued interest and penalties were $1,798 and $1,895 as of September 30, 2011 and December 31, 2010, respectively.  In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities.  Tax years that have NOLs remain open until the expiration of the statute of limitations of the future tax years when those NOLs would be utilized. Notwithstanding the above, the open tax years are 2008 through 2010 for U.S. Federal, 2005 through 2010 for most U.S. State and local jurisdictions, 2009 through 2010 for the U.K., 2000 through 2003 and 2006 through 2010 for Australia and 2003 through 2010 for most other jurisdictions.  On the basis of information available as of September 30, 2011, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $1,100 to $4,600 within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

The Company is currently under income tax examination in the State of Pennsylvania (2004-2009) and New Zealand (2009).

NOTE 10 – BUSINESS REORGANIZATION EXPENSES

The following table contains amounts for activities in the current period related to prior restructuring plans. These amounts are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations. Amounts in the “Payments” column represent the cash payments associated with the reorganization plans. Changes in accrued business reorganization expenses for the nine months ended September 30, 2011 were as follows:

For the Nine Months Ended September 30,	December 31,	Changes in	Additional		September 30,
2011	2010	Estimate	Charges	Payments	2011
Lease termination payments	$2,376	$735	$-	$(1,557)	$1,554
Employee termination benefits	650	-	-	(537)	113
Contract cancellation costs	103	12	-	(104)	11
Total	$3,129	$747	$-	$(2,198)	$1,678

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

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $324 and $137 as of September 30, 2011 and December 31, 2010, respectively.

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

Asset Retirement Obligations

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. As of September 30, 2011 and December 31, 2010, $2,475 and $2,825, respectively, of asset retirement obligations were included in the Condensed Consolidated Balance Sheets, of which $2,475 and $2,627, respectively, were included under the caption “other non-current liabilities.”

Matters Under Appeal

The Company is currently appealing a decision by the Pennsylvania Department of Revenue related to its 2004 and 2005 state income tax returns. Under the appeals process, the State has filed a routine tax lien in the amount of $3,508 on the Company’s U.S. operating subsidiary. The Company has posted a security bond amounting to 120 percent of the lien.  The Company does not expect this bond to be drawn.

NOTE 12 – CREDIT AGREEMENTS

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility (the “Revolver Agreement”) with RBS Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). This agreement provides the Company with the ability to borrow up to $40,000, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50,000, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the U.K. and North America operations, less required reserves. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1,457 of deferred financing costs, which are being amortized over the term of the agreement. As of September 30, 2011, the Company’s borrowing base was $40,368 and the Company was required to maintain a minimum availability of $5,000. As of September 30, 2011, the Company had $752 of outstanding borrowings, and $2,693 of outstanding letters of credit issued, under the Revolver Agreement, resulting in the Company being able to borrow up to an additional $31,923 after deducting the minimum availability, outstanding borrowings and outstanding letters of credit issued.

The maturity date of the Revolver Agreement is August 5, 2014. Borrowings may initially be made with an interest rate based on a base rate plus 2% or on the LIBOR rate for the applicable period plus 3%. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). The interest rate on outstanding borrowings was 5.25% as of September 30, 2011. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company.

The Revolver Agreement contains various restrictions and covenants including (1) a requirement to maintain a minimum excess availability of $10,000 until such time as for two consecutive fiscal quarters (i) the Company’s Fixed Charge Coverage Ratio is at least 1.2x and (ii) the Company’s North American and U.K. operations, for the four fiscal quarters then ending, have an EBITDA (as defined in the Revolver Agreement) for such twelve month period of not less than $500 as of the end of each fiscal quarter during the fiscal year 2011 and $1,000 at the end of each fiscal quarter thereafter; thereafter a requirement to maintain a minimum availability of $5,000, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $500 during the fiscal year 2011 and $1,000 thereafter; (2) a limit on the payment of dividends of not more than $5,000 per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25,000 in cash and $25,000 in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4,000 per year. The Company was in compliance with all financial covenants under the Revolver Agreement as of September 30, 2011.

On August 3, 2010, an Australian subsidiary of the Company entered into a Receivables Finance Agreement and related agreements (the “Finance Agreement”) with Commonwealth Bank of Australia (“CBA”) that provides the Australian subsidiary with the ability to borrow up to approximately $14,496 (AUD 15,000) based on an agreed percentage of accounts receivable related to its operations. Under the terms of the Finance Agreement, the Australian subsidiary may make offers to CBA to assign its accounts receivable with recourse, which accounts receivable CBA may in its good faith discretion elect to purchase. As of September 30, 2011, the Company had $5,806 (AUD 6,007) of outstanding borrowings under the Finance Agreement. Available credit for use under the Finance Agreement as of September 30, 2011 was $8,690 (AUD 8,993).

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 12 – CREDIT AGREEMENTS (continued)

The Finance Agreement does not have a stated maturity date and can be terminated by either party upon 90 days written notice. Borrowings may be made with an interest rate based on the average bid rate for bills of exchange (“BBSY”) with the closest term to 30 days plus a margin of 1.6%.  The interest rate was 6.46% as of September 30, 2011. In addition, the Company pays a 0.9% line fee based on the maximum availability. Borrowings are secured by substantially all of the assets of the Australian subsidiary and are based on an agreed percentage of eligible accounts receivable.

On June 9, 2011, the Australian subsidiary of the Company amended the Finance Agreement to add a $1,933 (AUD 2,000) overdraft facility for working capital purposes (the “Overdraft Facility”). The interest rate on borrowings under the Overdraft Facility was 9.24% on September 30, 2011. In addition, the Company pays a 1.12% line fee based on the maximum availability of the Overdraft Facility. The Company did not have any outstanding borrowings under the Overdraft Facility as of September 30, 2011.

The Finance Agreement, as amended on June 9, 2011, contains various restrictions and covenants for the Australian subsidiary, including (1) a requirement to maintain a minimum Tangible Net Worth (as defined in the Finance Agreement) ratio of 60%; (2)  a requirement to maintain to a minimum Fixed Charge Coverage Ratio (as defined in the Finance Agreement) of 1.7x  for a trailing twelve month period; and (3) a limitation on certain intercompany payments of expenses, interest and dividends not to exceed Net Profit After Tax (as defined in the Finance Agreement). The Australian subsidiary of the Company was in compliance with all financial covenants under the Finance Agreement as of September 30, 2011.

Earlier in 2011, CBA publicly announced its intention to withdraw the receivable finance product from the market.  The Australian subsidiary and CBA promptly commenced discussions regarding CBA’s alternative borrowing products. As those conversations progressed, on September 5, 2011, CBA issued the required written notice to the Company’s Australian subsidiary to terminate the Finance Agreement. As a result of the termination notice, the Finance Agreement will terminate under its existing terms on December 5, 2011.

The subsidiary also explored financing arrangements with several institutions in the market and has agreed to a Term Sheet with Westpac Banking Corporation for a new AUD 25,000 credit facility (the “WBC Facility”). The subsidiary expects to close on the WBC Facility prior to the termination date of the Finance Agreement, but we cannot provide any assurance it will be able to do so. The Company expects the borrowing costs under the WBS Facility to be similar to those under the terms of the Finance Agreement.

The Company also has lending arrangements with local banks through its subsidiaries in New Zealand, Belgium, the Netherlands, Singapore and Mainland China. In New Zealand, the Company’s subsidiary can borrow up to $1,905 (NZD2,500) as of September 30, 2011 for working capital purposes. The aggregate outstanding borrowings under the lending arrangement in New Zealand were $4 and $841 as of September 30, 2011 and December 31, 2010, respectively. Available credit for use under the lending arrangement in New Zealand as of September 30, 2011 was $1,901 (NZD 2,495).The lending arrangement in New Zealand expires on March 31, 2012.  Interest on borrowings under the New Zealand lending arrangement is based on a three month cost of funds rate as determined by the bank, plus a 1.84% margin, and was 6.24% on September 30, 2011.  In addition, the Company pays a 0.9% line-fee based on the maximum availability. As of September 30, 2011, the Netherlands subsidiary could borrow up to $2,164 (€1,616) based on an agreed percentage of accounts receivable related to its operations. In May 2011, the Belgium subsidiary replaced the previous accounts receivable based lending arrangement with a $1,339 (€1,000) overdraft facility with the same financial institution effective July 1, 2011.   Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus 2.5%, or about 3.86% on September 30, 2011. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $765 (SGD 1,000) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate, plus 1.75%, and was 6.00% on September 30, 2011.  The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time.  In Mainland China, the Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points, and was 8.10% on September 30, 2011. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of September 30, 2011 and December 31, 2010.

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 12 – CREDIT AGREEMENTS (continued)

The weighted average interest rate on all outstanding borrowings for the nine months ended September 30, 2011 was 6.28%.

The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 13 – RESTRICTED CASH AND FINANCIAL INSTRUMEMTS

Restricted Cash

The Company had approximately $3,576 and $3,934 of restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, respectively. Included in these balances was $1,294 held as collateral under a collateral trust agreement, which supports the Company’s workers’ compensation policy as of September 30, 2011 and December 31, 2010. The Company had $1,713 and $1,811 of restricted term deposits with CBA held as collateral as of September 30, 2011 and December 31, 2010, respectively. These restricted term deposits support the issuances of bank guarantees for certain leases in the Company’s Australian operation. The Company also maintained an insignificant business license deposit with a bank in Singapore and insignificant rental deposits with banks in the Netherlands and Spain.  These balances totaled to $3,300 and $3,248 as of September 30, 2011 and December 31, 2010, respectively, and were included in the caption “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

Included in the caption “Prepaid and other” in the accompanying Condensed Consolidated Balance Sheets were restricted deposits of approximately $276 and $538 as of September 30, 2011 and December 31, 2010, respectively. These deposits consisted primarily of $140 and $193 with a bank for customer guarantees in Belgium as of September 30, 2011 and December 31, 2010, respectively.  The Company had $121  and $0 in deposits with a bank in the Switzerland as guarantees for a business license as of September 30, 2011 and December 31, 2010, respectively. The Company also had $0 and $345 in deposits with banks in the Netherlands as guarantees for the rent on the Company’s offices and a legally required reserve for employee social tax payments as of September 30, 2011 and December 31, 2010, respectively.

Acquisition Shelf Registration Statement

The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of September 30, 2011, all of the 1,350,000 shares were available for issuance.

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

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 14 – COMPREHENSIVE INCOME

An analysis of the Company’s comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$3,382	$(1,898)	$7,600	$(5,876)
Other comprehensive income (loss) - translation adjustments	(5,234)	6,510	(1,959)	(402)
Total comprehensive income (loss)	$(1,852)	$4,612	$5,641	$(6,278)

NOTE 15 – SEGMENT AND GEOGRAPHIC DATA

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

						Inter-
	Hudson	Hudson	Hudson	Hudson		segment
	Europe	ANZ	Americas	Asia	Corporate	elimination	Total
For The Three Months Ended September 30, 2011
Revenue, from external customers	$96,753	$90,437	$47,691	$10,200	$-	$-	$245,081
Inter-segment revenue	24	(4)	-	-	-	(20)	-
Total revenue	$96,777	$90,433	$47,691	$10,200	$-	$(20)	$245,081
Gross margin, from external customers	$38,129	$31,439	$13,662	$9,762	$-	$-	$92,992
Inter-segment gross margin	37	(31)	(2)	(4)	-	-	-
Total gross margin	$38,166	$31,408	$13,660	$9,758	$-	$-	$92,992
Business reorganization and integration expenses (recovery)	$-	$-	$-	$-	$-	$-	$-
EBITDA (loss) (a)	$2,020	$3,934	$1,459	$1,289	$(1,253)	$-	$7,449
Depreciation and amortization	356	705	267	72	137	-	1,537
Interest income (expense), net	15	(211)	(12)	2	(122)	-	(328)
Income (loss) from continuing operations before income taxes	1,679	3,018	1,180	1,219	(1,512)	-	5,584

As of September 30, 2011
Accounts receivable, net	$61,442	$48,431	$33,270	$8,374	$-	$-	$151,517
Long-lived assets, net of accumulated depreciation and amortization	$4,918	$6,420	$2,574	$2,877	$2,540	$-	$19,329
Total assets	$89,746	$66,243	$38,558	$19,522	$6,118	$-	$220,187

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 15 – SEGMENT AND GEOGRAPHIC DATA (continued)

						Inter-
	Hudson	Hudson	Hudson	Hudson		segment
	Europe	ANZ	Americas	Asia	Corporate	elimination	Total
For The Three Months Ended September 30, 2010
Revenue, from external customers	$80,503	$72,974	$37,839	$9,078	$-	$-	$200,394
Inter-segment revenue	38	1	(3)	12	-	(48)	-
Total revenue	$80,541	$72,975	$37,836	$9,090	$-	$(48)	$200,394
Gross margin, from external customers	$32,647	$24,259	$9,311	$8,774	$-	$-	$74,991
Inter-segment gross margin	16	(15)	(5)	4	-	-	-
Total gross margin	$32,663	$24,244	$9,306	$8,778	$-	$-	$74,991
Business reorganization and integration expenses (recovery)	$-	$-	$41	$-	$-	$-	$41
EBITDA (loss) (a)	$(2,128)	$1,376	$532	$1,169	$244	$-	$1,193
Depreciation and amortization	769	647	433	94	38	-	1,981
Interest (expense) income , net	-	43	(3)	1	(538)	-	(497)
Income (loss) from continuing operations before income taxes	$(2,897)	$772	$96	$1,076	$(332)	$-	$(1,285)

As of September 30, 2010
Accounts receivable, net	$58,159	$37,835	$25,505	$7,617	$-	$-	$129,116
Long-lived assets, net of accumulated depreciation and amortization	$4,927	$6,673	$1,502	$2,130	$2,361	$-	$17,593
Total assets	$89,483	$57,217	$30,716	$16,654	$20,018	$-	$214,088

						Inter-
	Hudson	Hudson	Hudson	Hudson		segment
	Europe	ANZ	Americas	Asia	Corporate	elimination	Total
For The Nine Months Ended September 30, 2011
Revenue, from external customers	$290,656	$247,383	$144,415	$28,544	$-	$-	$710,998
Inter-segment revenue	102	-	(2)	10	-	(110)	-
Total revenue	$290,758	$247,383	$144,413	$28,554	$-	$(110)	$710,998
Gross margin, from external customers	$119,294	$85,992	$37,040	$27,331	$-	$-	$269,657
Inter-segment gross margin	106	(87)	(21)	2	-	-	-
Total gross margin	$119,400	$85,905	$37,019	$27,333	$-	$-	$269,657
Business reorganization and integration expenses (recovery)	$747	$-	$-	$-	$-	$-	$747
EBITDA (loss) (a)	$6,930	$8,011	$2,242	$3,034	$(2,580)	$-	$17,637
Depreciation and amortization	1,243	2,089	770	200	448	-	4,750
Interest income (expense), net	15	(530)	(14)	9	(390)	-	(910)
Income (loss) from continuing operations before income taxes	$5,702	$5,392	$1,458	$2,843	$(3,418)	$-	$11,977

						Inter-
	Hudson	Hudson	Hudson	Hudson		segment
	Europe	ANZ	Americas	Asia	Corporate	elimination	Total
For The Nine Months Ended September 30, 2010
Revenue, from external customers	$237,875	$195,045	$118,165	$24,396	$-	$-	$575,481
Inter-segment revenue	73	1	(4)	18	-	(88)	-
Total revenue	$237,948	$195,046	$118,161	$24,414	$-	$(88)	$575,481
Gross margin, from external customers	$99,722	$63,758	$28,643	$23,525	$-	$-	$215,648
Inter-segment gross margin	58	(40)	(7)	(1)	-	(10)	-
Total gross margin	$99,780	$63,718	$28,636	$23,524	$-	$(10)	$215,648
Business reorganization and integration expenses (recovery)	$536	$(116)	$285	$-	$-	$-	$705
EBITDA (loss) (a)	$771	$2,994	$(699)	$3,076	$(3,196)	$-	$2,946
Depreciation and amortization	2,176	1,764	2,005	394	114	-	6,453
Interest (expense) income, net	(27)	85	(7)	2	(1,025)	-	(972)
Income (loss) from continuing operations before income taxes	$(1,432)	$1,315	$(2,711)	$2,684	$(4,335)	$-	$(4,479)

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

HUDSON HIGHLAND GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 15 – SEGMENT AND GEOGRAPHIC DATA (continued)

	United		United	Continental	Other	Other
Information by geographic region	Kingdom	Australia	States	Europe	Asia	Americas	Total
For The Three Months Ended September 30, 2011
Revenue (b)	$67,890	$76,882	$46,952	$28,368	$24,250	$739	$245,081

For The Three Months Ended September 30, 2010
Revenue (b)	$57,274	$62,604	$37,548	$22,702	$19,975	$291	$200,394

For The Nine Months Ended September 30, 2011
Revenue (b)	$199,373	$213,130	$142,759	$89,981	$64,099	$1,656	$710,998

For The Nine Months Ended September 30, 2010
Revenue (b)	$161,509	$168,762	$117,470	$74,948	$52,097	$695	$575,481

As of September 30, 2011
Long-lived assets, net of accumulated depreciation and amortization (c)	$3,181	$5,406	$5,122	$1,724	$3,896	$0	$19,329
Net assets	$31,099	$27,357	$16,255	$12,490	$14,376	$413	$101,990

As of September 30, 2010
Long-lived assets, net of accumulated depreciation and amortization (c)	$2,991	$5,395	$3,716	$2,071	$3,420	$0	$17,593
Net assets	$28,555	$22,952	$16,288	$12,709	$9,781	$604	$90,889

(b)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

Hudson ANZ Matters

During January 2011, significant rainfall caused widespread flooding throughout much of Queensland, Australia. On February 22, 2011, a major earthquake caused severe damage in Christchurch, New Zealand. The Company incurred losses related to these events primarily for business interruption and property damage. The Company maintains insurance for such matters and recorded $500 for estimated insurance recoveries under the caption “Selling, general and administrative expense” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2011. The Company continues to assess its losses and the related insurance coverage, and the Company adjusts its assessments as necessary in accordance with ASC 225-30, “Business Interruption Insurance.”

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

Overview
Hudson Highland Group, Inc. (the “Company” or “Hudson,” “we,” “us” and “our”) has operated as an independent publicly traded company since April 1, 2003. Our businesses are specialized professional staffing services for permanent and contract and talent management services to businesses operating in many industries and in 20 countries around the world. Our largest operations are in the United Kingdom (“U.K.”), Australia and the United States (“U.S.”). We are organized into four reportable segments: Hudson Europe, Hudson Australia and New Zealand (“ANZ”), Hudson Americas, and Hudson Asia. These segments contributed approximately 44%, 32%, 14%, and 10% of the Company’s gross margin, respectively, for the nine months ended September 30, 2011.

Hudson Europe operates from 37 offices in 13 countries, with 50% of its gross margin generated in the U.K. during the nine months ended September 30, 2011. Hudson ANZ operates from 12 offices in Australia and New Zealand, with 89% of its gross margin generated in Australia during the nine months ended September 30, 2011. Hudson Americas operates from 27 offices in the U.S. and Canada, with 96% of its gross margin generated in the U.S. during the nine months ended September 30, 2011. Hudson Asia operates from 5 offices in Mainland China, Hong Kong and Singapore, with 53% of its gross margin generated in Mainland China during the nine months ended September 30, 2011.

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

Hudson regional businesses also provide candidate assessment, competency modeling, leadership development, performance management, and career transition. These services enable Hudson to offer clients a comprehensive set of management services across the entire employment life-cycle from attracting, assessing and selecting best-fit employees to engaging and developing those individuals to help build a high-performance organization.

Executive Summary

The following is an executive summary of the highlights for the three months ended September 30, 2011.  These should be considered in the context of the additional discussion and disclosures in this MD&A. The Company highlights follow:

•
Revenue was $245.1 million for the three months ended September 30, 2011, compared to $200.4 million for the same period of 2010, an increase of $44.7 million, or 22.3%. On a constant currency basis, the Company’s revenue increased $29.2 million or 13.5%.

•
Gross margin was $93.0 million for the three months ended September 30, 2011, compared to $75.0 million for the same period of 2010, an increase of $18.0 million, or 24.0%. On a constant currency basis, the Company’s gross margin increased $12.1 million or 15.0%.

•
Selling, general and administrative expenses (‘SG&A”) were $86.8 million for the three months ended September 30, 2011, as compared to $76.4 million for the same period of 2010, an increase of $10.5 million, or 13.7%. On a constant currency basis, the Company’s SG&A increased $4.5 million or 5.5%. SG&A, as a percentage of revenue, was 35.4% for the three months ended September 30, 2011, as compared to 38.1% for the same period in 2010 on both a reported and constant currency basis.

•	EBITDA was $7.4 million for the three months ended September 30, 2011, as compared to $1.2 million for the same period of 2010, an increase of $6.3 million.

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

Earnings from subsidiaries are, at times, repatriated to the U.S., and there are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company’s economic condition. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and nine months ended September 30, 2011 and 2010.

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2011	2010			2011	2010
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency
Revenue:
Hudson Europe	$96,753	$80,503	$4,031	$84,534	$290,656	$237,875	$14,085	$251,960
Hudson ANZ	90,437	72,974	10,854	83,828	247,383	195,045	30,170	225,215
Hudson Americas	47,691	37,839	15	37,854	144,415	118,165	38	118,203
Hudson Asia	10,200	9,078	552	9,630	28,544	24,396	1,543	25,939
Total	245,081	200,394	15,452	215,846	710,998	575,481	45,836	621,317

Direct costs:
Hudson Europe	58,624	47,856	2,144	50,000	171,362	138,153	7,844	145,997
Hudson ANZ	58,998	48,715	7,374	56,089	161,391	131,287	20,265	151,552
Hudson Americas	34,029	28,528	-	28,528	107,375	89,522	-	89,522
Hudson Asia	438	304	24	328	1,213	871	67	938
Total	152,089	125,403	9,542	134,945	441,341	359,833	28,176	388,009

Gross margin:
Hudson Europe	38,129	32,647	1,887	34,534	119,294	99,722	6,241	105,963
Hudson ANZ	31,439	24,259	3,480	27,739	85,992	63,758	9,905	73,663
Hudson Americas	13,662	9,311	15	9,326	37,040	28,643	38	28,681
Hudson Asia	9,762	8,774	528	9,302	27,331	23,525	1,476	25,001
Total	$92,992	$74,991	$5,910	$80,901	$269,657	$215,648	$17,660	$233,308

Selling, general and administrative (a):
Hudson Europe	$34,630	$32,473	$2,000	$34,473	$107,082	$95,223	$5,888	$101,111
Hudson ANZ	26,759	22,083	3,463	25,546	76,144	59,575	9,314	68,889
Hudson Americas	11,970	9,572	18	9,590	33,800	31,580	54	31,634
Hudson Asia	8,114	7,224	455	7,679	23,060	20,137	1,242	21,379
Corporate	5,369	5,007	2	5,009	16,184	14,059	3	14,062
Total	$86,842	$76,359	$5,938	$82,297	$256,270	$220,574	$16,501	$237,075

Operating income (loss):
Hudson Europe	$3,537	$190	$(112)	$78	$11,561	$4,010	$313	$4,323
Hudson ANZ	4,649	2,161	14	2,175	9,762	4,259	595	4,854
Hudson Americas	1,689	(305)	(14)	(319)	3,229	(3,235)	(16)	(3,251)
Hudson Asia	1,644	1,553	76	1,629	4,273	3,387	234	3,621
Corporate	(5,369)	(5,008)	8	(5,000)	(16,182)	(14,052)	(3)	(14,055)
Total	$6,150	$(1,409)	$(28)	$(1,437)	$12,643	$(5,631)	$1,123	$(4,508)

(a)
Selling, general and administrative expenses include depreciation and amortization expense of $1,537 and $1,981 for the three months ended September 30, 2011 and 2010, respectively, and $4,750 and $6,453 for the nine months ended September 30, 2011 and 2010, respectively.

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

	Three Months Ended		Nine Months Ended
$ in thousands	2011	2010	2011	2010

Net income (loss)	$3,382	$(1,898)	$7,600	$(5,876)
Adjusted for income (loss) from discontinued operations, net of income taxes	-	(14)	-	(31)
Income (loss) from continuing operations	3,382	(1,884)	7,600	(5,845)
Adjustments to income (loss) from continuing operations
Provision for (benefit from) income taxes	2,202	599	4,377	1,366
Interest expense, net	328	497	910	972
Depreciation and amortization	1,537	1,981	4,750	6,453
Total adjustments from income (loss) from continuing operations to EBITDA	4,067	3,077	10,037	8,791
EBITDA	$7,449	$1,193	$17,637	$2,946

Strategic Actions and Current Market Conditions

Our management’s primary focus has been on specialized professional recruitment through our recruitment, staffing, project solutions and talent management businesses. Our long-term financial goal is to reach 7-10% EBITDA margins, with EBITDA being the measure most within the control of our operating leaders. We continue to execute this strategy through a combination of development of global clients, efficient delivery of higher margin services, recruitment and retention of high performing personnel, and targeted investments in technology. We expect to continue to review opportunities to expand and leverage our operations in specialized professional recruitment in key markets critical to our clients.

For the better part of the third quarter of 2011, we experienced positive results from the increase in demand for our services, but in September, market conditions weakened in various geographies where we operate. It is unclear whether this weakening is temporary or will be sustained. Increasing concerns over sovereign debt in Europe, slowing economic growth in various industry sectors and persistently high unemployment in a number of major markets could cause volatility in our level of business and in the currencies in those markets. At this time, we are unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for our services.

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

The economic circumstances in the recent past have given rise to many news reports and bulletins from clients, tax authorities and other parties about changes in their procedures for audits, payment, plans to challenge existing contracts and other such matters aimed at being more aggressive in the resolution of such matters in their own favor. The Company has appropriate procedures in place for identifying and communicating any matters of this type, whether asserted or likely to be asserted, and it evaluates its liabilities in light of the prevailing circumstances. Changes in the behavior of third parties could cause the Company to change its view of the likelihood of a claim and what might constitute a trend. In the last twelve months, the Company has not seen a marked difference in employee or client disputes.

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.3 million as of September 30, 2011. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

During January 2011, significant rainfall caused widespread flooding throughout much of Queensland, Australia. On February 22, 2011, a major earthquake caused severe damage in Christchurch, New Zealand. The Company maintains insurance for such matters and recorded $0.5 million for estimated insurance recoveries for the nine months ended September 30, 2011. The Company continues to assess its losses and the related insurance coverage, and the Company adjusts its assessments as necessary.

The Company is currently appealing a decision by the Pennsylvania Department of Revenue related to its 2004 and 2005 state income tax returns. Under the appeals process, the State has filed a routine tax lien in the amount of $3.5 million on the Company’s U.S. operating subsidiary. The Company has posted a security bond amounting to 120 percent of the lien.  The Company does not expect this bond to be drawn.

Results of Operations

The following table sets forth the Company’s revenue, gross margin, operating income (loss), income (loss) from continuing operations, net income (loss), temporary contracting revenue, temporary contracting gross margin and temporary gross margin as a percent of temporary revenue for the three and nine months ended September 30, 2011 and 2010.

	For The Three Months Ended		For The Nine Months Ended
$ in thousands	2011	2010	2011	2010
Revenue:
Hudson Europe	$96,753	$80,503	$290,656	$237,875
Hudson ANZ	90,437	72,974	247,383	195,045
Hudson Americas	47,691	37,839	144,415	118,165
Hudson Asia	10,200	9,078	28,544	24,396
Total	$245,081	$200,394	$710,998	$575,481
Gross margin:
Hudson Europe	$38,129	$32,647	$119,294	99,722
Hudson ANZ	31,439	24,259	85,992	63,758
Hudson Americas	13,662	9,311	37,040	$28,643
Hudson Asia	9,762	8,774	27,331	23,525
Total	$92,992	$74,991	$269,657	$215,648
Operating income (loss):
Hudson Europe	$3,537	$190	$11,561	$4,010
Hudson ANZ	4,649	2,161	9,762	4,259
Hudson Americas	1,689	(305)	3,229	(3,235)
Hudson Asia	1,644	1,553	4,273	3,387
Corporate expenses	(5,369)	(5,008)	(16,182)	(14,052)
Total	$6,150	$(1,409)	$12,643	$(5,631)
Income (loss) from continuing operations	$3,382	$(1,884)	$7,600	$(5,845)
Net income (loss)	$3,382	$(1,898)	$7,600	$(5,876)
TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Europe	$69,752	$55,772	$202,332	$159,550
Hudson ANZ	68,225	55,335	186,128	150,647
Hudson Americas	44,442	36,477	136,893	114,148
Hudson Asia	448	326	1,381	766
Total	$182,867	$147,910	$526,734	$425,111
Temporary contracting gross margin:
Hudson Europe	$12,987	$9,572	$37,712	$27,507
Hudson ANZ	10,687	8,064	28,545	22,958
Hudson Americas	10,583	7,981	29,728	24,658
Hudson Asia	97	132	411	291
Total	$34,354	$25,749	$96,396	$75,414
Temporary contracting gross margin as a percent of temporary contracting revenue:
Hudson Europe	18.6%	17.2%	18.6%	17.2%
Hudson ANZ	15.7%	14.6%	15.3%	15.2%
Hudson Americas	23.8%	21.9%	21.7%	21.6%
Hudson Asia	21.7%	40.5%	29.8%	38.0%

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Hudson Europe

Hudson Europe’s revenue was $96.8 million for the three months ended September 30, 2011, as compared to $80.5 million for the same period in 2010, an increase of $16.3 million or 20.2%. On a constant currency basis, Hudson Europe’s revenue increased $12.2 million or 14.5%. The revenue increase was in all lines of business. Contracting, talent management and permanent recruitment revenue grew $11.5 million, $0.4 million and $0.4 million or 19.7%, 6.1% and 2.1%, respectively, as compared to the same period in 2010.

The increase in contracting revenue was primarily driven by the U.K. and Belgium. The increase of $9.4 million or 19.4% in the U.K. was primarily in the legal, information technology and telecom (“IT&T”) and finance practices.  The increase of $0.8 million or 82.5% in Belgium was in the interim executive function in the finance and human resources practices. The increase in talent management revenue was primarily in our Belgium organizational design and performance management services. Permanent recruitment revenue increased $0.4 million, led by a $0.9 million increase in Belgium and was partially offset by a decrease in the U.K., principally in supply chain and human resources.

Hudson Europe’s direct costs were $58.6 million for the three months ended September 30, 2011, as compared to $47.8 million for the same period in 2010, an increase of $10.8 million or 22.5%. On a constant currency basis, Hudson Europe’s direct costs increased $8.6 million or 17.2%. The increase in direct costs was due to a greater number of contractors required to service the 19.7% growth in contracting revenue.

Hudson Europe’s gross margin was $38.1 million for the three months ended September 30, 2011, as compared to $32.6 million for the same period in 2010, an increase of $5.5 million or 16.8%. On a constant currency basis, gross margin increased $3.6 million or 10.4%. The increase was driven by contracting and permanent recruitment gross margin, up $2.9 million and $0.4 million or 29.3% and 2.3%, respectively, as compared to the same period in 2010. Talent management gross margin was flat as compared to the same period in 2010. Substantially all of the increase in contracting gross margin was in the U.K. and was primarily driven by legal, sales and marketing and IT&T practice. Permanent recruitment gross margin increased $0.9 million or 36.5% in Belgium and was partially offset by a decrease of $0.8 million or 7.9% in the U.K., principally in supply chain and human resources.

Contracting gross margin as a percentage of revenue was 18.6% for the three months ended September 30, 2011 as compared to 17.2% for the same period in 2010. The increase was largely driven by our legal practice. Total gross margin, as a percentage of revenue, was 39.4% as compared to 40.8% for the same period in 2010. The decline was primarily due to mix of relatively greater contracting compared to permanent recruitment.

Hudson Europe’s selling, general and administrative expenses were $34.6 million for the three months ended September 30, 2011, as compared to $32.5 million for the same period in 2010, an increase of $2.2 million or 6.6%. On a constant currency basis, selling, general and administrative expenses were nearly flat. These expenses, as a percentage of revenue, were 35.8% as compared to 40.8% for the same period in 2010. The improvement was primarily due to better fixed cost utilization and lower staff requirements to support the 19.7% growth in contracting revenue.

Hudson Europe’s net other non-operating expense was $1.9 million for the three months ended September 30, 2011 as compared to $3.1 million for the same period in 2010, a decrease of $1.2 million.  On a constant currency basis, net other non-operating expense decreased $1.4 million. The decrease resulted from lower corporate management fees and lower currency exchange transaction losses as compared to the same period in 2010.

Hudson Europe’s EBITDA was $2.0 million for the three months ended September 30, 2011, as compared to an EBITDA loss of $2.1 million for the same period in 2010, an increase in EBITDA of $4.1 million. On a constant currency basis, EBITDA increased $4.4 million. Hudson Europe’s EBITDA, as a percentage of revenue, was 2.1% as compared to negative 2.8% for the same period in 2010. The increase in EBITDA was primarily attributed to higher gross margin with related expenses virtually unchanged.

Hudson Europe’s operating income was $3.5 million for the three months ended September 30, 2011, as compared to $0.2 million for the same period in 2010, an increase of $3.3 million. On a constant currency basis, operating income increased $3.5 million. The increase in operating income was primarily due to the factors that affected EBITDA.

Hudson ANZ

Hudson ANZ’s revenue was $90.4 million for the three months ended September 30, 2011, as compared to $73.0 million for the same period in 2010, an increase of $17.5 million or 23.9%. On a constant currency basis, Hudson ANZ’s revenue increased $6.6 million or 7.9%. The $6.6 million constant currency increase was composed of $4.5 million or 7.0% in contracting and $3.3 million or 21.4% in permanent recruitment revenues as compared to the same period in 2010, offset by a decrease in talent management revenue of  $1.2 million, or 30.0% as compared to the same period in 2010.

The revenue increases in contracting were led by the accounting and finance and engineering practices. The increase in permanent recruitment revenue was led by Recruitment Process Outsourcing (“RPO”), which accounted for nearly half the growth, followed by the accounting and finance practice. The revenue decrease in talent management was primarily due to the non-recurrence of a large assessment project that occurred in the same period in 2010.

Hudson ANZ’s direct costs were $59.0 million for the three months ended September 30, 2011, as compared to $48.7 million for the same period in 2010, an increase of $10.3 million or 21.1%. On a constant currency basis, Hudson ANZ’s direct costs increased $2.9 million or 5.2%. The increase in direct costs was due to the greater number of contractors required to deliver the 7.0%   growth in contracting revenue.

Hudson ANZ’s gross margin was $31.4 million for the three months ended September 30, 2011, as compared to $24.3 million for the same period in 2010, an increase of $7.2 million or 29.6%. On a constant currency basis, gross margin increased $3.7 million or 13.3% and was composed of $3.3 million or 22.3% in permanent recruitment and $1.4 million or 15.0% in contracting gross margin as compared to the same period in 2010. Talent management gross margin decreased $0.8 million or 26.2%, as compared to the same period in 2010.

Of the $3.3 million increase in permanent recruitment gross margin, about half was attributed to RPO and the remainder was in the accounting and finance practice. The increase in contracting gross margin was driven primarily by the accounting and finance and engineering practices.

Contracting gross margin as a percentage of revenue was 15.7% for the three months ended September 30, 2011, as compared to 14.6% for the same period in 2010. The improvement was led by greater growth in the higher margin practices such as accounting and finance with less emphasis on lower margin office support. Total gross margin, as a percentage of revenue, was 34.8% as compared to 33.1% for the same period in 2010. In addition to the improved temporary contracting gross margin, the increase was attributable to a proportionately greater increase in permanent recruitment revenue.

Hudson ANZ’s selling, general and administrative expenses were $26.8 million for the three months ended September 30, 2011, as compared to $22.1 million for the same period in 2010, an increase of $4.7 million or 21.2%. On a constant currency basis, selling, general and administrative expenses increased $1.2 million or 4.7%. The increase was primarily due to increased staff compensation including that associated with the 13.3% higher gross margin. These expenses, as a percentage of revenue, were nearly flat at 29.6% as compared to 30.5% for the same period in 2010.

Hudson ANZ’s net other non-operating expense was flat at $1.4 million for the three months ended September 30, 2011 and 2010. On a constant currency basis, net other non-operating expense decreased $0.2 million, or 10.8%. The decrease was from lower corporate management fees and lower currency exchange transaction gains as compared to the same period in 2010.

Hudson ANZ’s EBITDA was $3.9 million for the three months ended September 30, 2011, as compared to $1.4 million for the same period in 2010, an increase of $2.6 million. On a constant currency basis, EBITDA increased $2.6 million. Hudson ANZ’s EBITDA, as a percentage of revenue, was 4.4% as compared to 1.6% for the same period in 2010. The increase in EBITDA was primarily due to improvements in the mix of business.

Hudson ANZ’s operating income was $4.6 million for the three months ended September 30, 2011, as compared to $2.2 million for the same period in 2010, an increase in operating income of $2.5 million on a reported and constant currency basis. The increase in operating income was primarily due to a better mix of business.

Hudson Americas

Hudson Americas’ revenue was $47.7 million for the three months ended September 30, 2011, as compared to $37.8 million for the same period in 2010, an increase of $9.9 million or 26.0%. Contracting and permanent recruitment revenue increased $8.0 million and $1.9 million or 21.8% and 139.2%, respectively, as compared to the same period in 2010. Contracting revenue represented approximately 93.0% of Hudson Americas’ revenue.
Contracting revenue in the Legal Services practice, the segment’s largest practice, increased $7.9 million or 33.3% and was led by mergers and acquisitions (“M&A”) and regulatory actions. Other contracting remained flat as compared to the same period in 2010. RPO accounted for the increase in permanent recruitment revenue and was driven by new client wins and achievement of incentive levels with certain existing clients.

Hudson Americas’ direct costs were $34.0 million for the three months ended September 30, 2011, as compared to $28.5 million for the same period in 2010, an increase of $5.5 million or 19.3%. The increase was directly related to the increased contractors employed to deliver the projects driving the 21.8% increase in contracting revenue.

Hudson Americas’ gross margin was $13.7 million for the three months ended September 30, 2011, as compared to $9.3 million for the same period in 2010, an increase of $4.4 million or 46.7%. Contracting and permanent recruitment gross margins increased $2.6 million and $1.8 million or 32.6% and 131.9%, respectively, as compared to the same period in 2010.

Almost the entire $2.6 million increase in contracting gross margin was in Legal Services, which increased $2.3 million. The increase in permanent recruitment gross margin was entirely attributable to RPO.

Contracting gross margin as a percentage of contracting revenue was 23.8% for the three months ended September 30, 2011, as compared to 21.9% for the same period in 2010. The increase was due to higher margin clients in Legal Services and a more efficient absorption of direct fixed costs over higher volume. Higher growth in permanent recruitment revenue and better contracting margins drove total gross margin, as a percentage of total revenue to 28.6% as compared to 24.6% for the same period in 2010.

Hudson Americas’ selling, general and administrative expenses were $12.0 million for the three months ended September 30, 2011, as compared to $9.6 million for the same period in 2010, an increase of $2.4 million or 25.1%. The increase was primarily due to increased staff compensation as a result of 46.7% higher gross margin. These expenses, as a percentage of revenue, were nearly flat at 25.1% as compared to 25.3% for the same period in 2010.

Hudson Americas’ net other non-operating expense was $0.5 million for the three months ended September 30, 2011 as compared to non-operating income of $0.4 million for the same period in 2010, an increase in non-operating expense of $0.9 million. The increase was primarily due to the non-recurrence of a one time gain of $1.2 million in 2010, partially offset by a lower corporate management fee.

Hudson Americas’ EBITDA was $1.5 million for the three months ended September 30, 2011, as compared to EBITDA of $0.5 million for the same period in 2010, an increase of $0.9 million. Hudson Americas’ EBITDA, as a percentage of revenue, was 3.1% as compared to 1.4% for the same period in 2010. The increase in EBITDA was driven by the benefits of our new client wins and the mix of business.

Hudson Americas’ operating income was $1.7 million for the three months ended September 30, 2011 as compared to an operating loss of $0.3 million for the same period in 2010, an increase in operating income of $2.0 million. The increase in operating income was primarily due to the factors that affected EBITDA.

Hudson Asia

Hudson Asia’s revenue was $10.2 million for the three months ended September 30, 2011, as compared to $9.1 million for the same period in 2010, an increase of $1.1 million or 12.4%. On a constant currency basis, Hudson Asia’s revenue increased $0.6 million or 5.9%. Permanent recruitment revenue represented substantially all of the business in this segment.

The entire revenue increase was in Mainland China, which increased $1.3 million, or 33.8%, partially offset by a decrease of $0.9 million or 24.9% in Singapore, as compared to the same period in 2010. Revenue in Mainland China increased in nearly every practice and was led by the industrial practice. The decrease in Singapore was largely attributed to more cautious hiring on the part of our banking and technology clients.

Hudson Asia’s gross margin was $9.8 million for the three months ended September 30, 2011, as compared to $8.8 million for the same period in 2010, an increase of $1.0 million or 11.3%. On a constant currency basis, gross margin increased $0.5 million or 4.9%. The business in Mainland China accounted for this growth, partially offset by the decline in Singapore. Total gross margin, as a percentage of revenue, was similar to the same period last year, or 95.7% as compared to 96.6%.

Hudson Asia’s selling, general and administrative expenses were $8.1 million for the three months ended September 30, 2011, as compared to $7.2 million for the same period in 2010, an increase of $0.9 million or 12.3%. On a constant currency basis, selling, general and administrative expenses increased $0.4 million or 5.7%. The increase was primarily due to increased staff associated with increased demand and compensation related to the 34.8% higher gross margin in Mainland China. These expenses, as a percentage of revenue, were nearly flat at 79.6% as compared to 79.7% for the same period in 2010 and reflect the higher staff requirements to support permanent recruitment revenue.

Hudson Asia’s net other non-operating expense was $0.4 million for the three months ended September 30, 2011, as compared to $0.5 million for the same period in 2010, a decrease of $0.1 million. On a constant currency basis, the net other non-operating expense was nearly flat with less than a $0.1 million decrease as compared to the same period in 2010.

Hudson Asia’s EBITDA was $1.3 million for the three months ended September 30, 2011, as compared $1.2 million for the same period in 2010, an increase of $0.1 million. On a constant currency basis, EBITDA was nearly flat with an increase of less than $0.1 million. Hudson Asia’s EBITDA, as a percentage of revenue, was 12.6% as compared to 13.1% for the same period in 2010. The decrease in the EBITDA was principally due to the lower staff utilization in Singapore due to slower client hiring.

Hudson Asia’s operating income remained consistent at $1.6 million for the three months ended September 30, 2011 and 2010.

Corporate and Other

Corporate selling, general and administrative expenses were $5.3 million for the three months ended September 30, 2011, as compared to $5.0 million for the same period in 2010, an increase of $0.4 million or 7.2%. The increase was primarily for projected incentive compensation based on an improved outlook for 2011, partially offset by decreases in professional and other fees.

Corporate net other non-operating income was $4.0 million for the three months ended September 30, 2011, as compared to $5.2 million for the same period in 2010, a decrease of $1.2 million. The decrease was due to a nonrecurring adjustment to the corporate management service allocations to the reportable segments in the third quarter of 2010 and higher foreign exchange transaction losses as compared to the same period in 2010, partially offset by the non-recurrence of an early termination fee for our Wells Fargo Capital Finance, Inc. credit facility incurred in 2010.

Corporate EBITDA was a loss of $1.3 million for the three months ended September 30, 2011, as compared to EBITDA of $0.2 million for the same period in 2010, a decrease in EBITDA of $1.5 million. The decrease was attributable to the factors discussed above.

Interest Expense

Interest expense, net of interest income was $0.3 million for the three months ended September 30, 2011, as compared to $0.5 million for the same period in 2010, a decrease of $0.2 million. The decrease was primarily due to the non-recurrence of a $0.3 million write-off of unamortized deferred financing costs related to the early termination of our credit agreement with Wells Fargo Capital Finance, Inc. incurred in 2010, partially offset by increased borrowings to fund higher working capital requirements.

Provision for Income Taxes

The provision for income taxes was $2.2 million on $5.6 million of pre-tax income from continuing operations for the three months ended September 30, 2011, as compared to $0.6 million on $1.3 million of pre-tax loss from continuing operations for the same period in 2010. The effective tax rate for the three months ended September 30, 2011 was 39.4%, as compared to negative 46.6% for the same period in 2010.

The changes in the Company’s effective tax rate for the three months ended September 30, 2011 as compared to the same period in 2010 resulted from an overall increase in pre-tax income, and the utilization of net operating losses in the U.S. The effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the utilization of U.S. net operating losses, partially offset by the inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, non-deductible expenses such as certain acquisition-related payments and foreign tax rates that vary from that in the U.S.

Net Income from Continuing Operations

Net income from continuing operations was $3.4 million for the three months ended September 30, 2011, as compared to a loss of $1.9 million for the same period in 2010, an increase in net income of $5.3 million. Basic and diluted earnings per share from continuing operations were $0.11 for the three months ended September 30, 2011, as compared to basic and diluted loss per share of $0.06 for the same period in 2010.

Net Income

Net income was $3.4 million for the three months ended September 30, 2011, as compared to a net loss of $1.9 million for the same period in 2010, an increase in net income of $5.3 million. Basic and diluted earnings per share were $0.11 for the three months ended September 30, 2011, as compared to basic and diluted loss per share of $0.06 for the same period in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Hudson Europe

Hudson Europe’s revenue was $290.7 million for the nine months ended September 30, 2011, as compared to $237.9 million for the same period in 2010, an increase of $52.8 million or 22.2%. On a constant currency basis, Hudson Europe’s revenue increased $38.7 million or 15.4%. The revenue increase was in all lines of business. Contracting, permanent recruitment and talent management revenue grew $33.8 million, $3.8 million and $1.3 million or 20.1%, 6.6% and 5.6%, respectively, as compared to the same period in 2010.

The increase in contracting revenue was primarily driven by the U.K. and Belgium, which increased $30.3 million and $2.2 million or 22.0% and 72.2%, respectively. The increases were primarily in legal, IT&T and finance in the U.K, the interim executive function in the finance and human resources practices in Belgium. Permanent recruitment revenue increased $1.9 million and $1.8 million or 16.6% and 22.7% in France and Belgium, respectively. The increases were driven primarily by the sales, marketing and construction practices in France and the public sector and the engineering practice in Belgium. The increases were partially offset by a decrease of $1.1 million or 3.6% in the U.K., principally in supply chain and human resources. The increase in talent management revenue was led by Belgium, which increased $0.8 million or 5.7% followed by the U.K. with $0.5 million or 16.6%, partially offset by France, which declined $0.3 million, or 6.7%.

Hudson Europe’s direct costs were $171.4 million for the nine months ended September 30, 2011, as compared to $138.2 million for the same period in 2010, an increase of $33.2 million or 24.0%. On a constant currency basis, Hudson Europe’s direct costs increased $25.4 million or 17.4%. The increase was directly related to contractors employed to deliver the 20.1% increase in contracting revenue.

Hudson Europe’s gross margin was $119.3 million for the nine months ended September 30, 2011, as compared to $99.7 million for the same period in 2010, an increase of $19.6 million or 19.6%. On a constant currency basis, gross margin increased $13.3 million or 12.6%. The increases were driven by contracting, permanent recruitment, and talent management gross margins of $8.6 million, $3.6 million and $1.1 million or 29.7%, 6.5% and 5.3%, respectively, as compared to the same period in 2010.

The entire increase in contracting gross margin was attributed to legal and IT&T in the U.K. and the interim executive practice function in the finance and human resources practices in Belgium, which increased $8.3 million and $0.5 million or 39.8% and 57.2%, respectively. Permanent recruitment gross margin increased $2.0 million and $1.7 million or 17.7% and 22.3%, in France and Belgium, respectively, partially offset by a decrease of $1.2 million or 4.4% in the U.K, principally in supply chain and human resources. Talent management gross margin increased $1.1 million, or 5.3%, led by Belgium and the U.K. and partially offset by France.

Contracting gross margin as a percentage of revenue was 18.6% for the nine months ended September 30, 2011, as compared to 17.3% for the same period in 2010. The increase was largely driven by higher margins on specific projects in our legal business. Total gross margin, as a percentage of revenue, was 41.0% as compared to 42.1% for the same period in 2010. The decline was primarily due to mix.

Hudson Europe’s selling, general and administrative expenses were $107.1 million for the nine months ended September 30, 2011, as compared to $95.2 million for the same period in 2010, an increase of $11.8 million or 12.5%. On a constant currency basis, selling, general and administrative expenses increased $6.0 million or 5.9%. The increase in selling, general and administrative expenses was primarily due to staff compensation resulting from the higher gross margin, partially offset by lower depreciation expense. These expenses, as a percentage of revenue, were 36.8% as compared to 40.1% for the same period in 2010. The improvement was primarily due to lower staff requirements to support contracting revenue.

Hudson Europe incurred $0.7 million in reorganization expenses for the nine months ended September 30, 2011, as compared to $0.5 million for the same period in 2010, an increase of $0.2 million on both reported and constant currency basis. Reorganization expenses incurred for the nine months ended September 30, 2011 were primarily related to a change in estimate for lease exit costs in our U.K. operations.

Hudson Europe’s net other non-operating expense was $5.9 million for the nine months ended September 30, 2011 as compared to $5.4 million for the same period in 2010, an increase of $0.5 million. On a constant currency basis, net other non-operating expense was nearly flat as compared to the same period in 2010.

Hudson Europe’s EBITDA was $6.9 million for the nine months ended September 30, 2011, as compared to $0.8 million for the same period in 2010, an increase of $6.2 million on both a reported and constant currency basis. Hudson Europe’s EBITDA, as a percentage of revenue, was 2.4% as compared to 0.3% for the same period in 2010. The increase in EBITDA was primarily from higher contracting margins and better staff utilization.

Hudson Europe’s operating income was $11.6 million for the nine months ended September 30, 2011, as compared to $4.0 million for the same period in 2010, an increase of $7.6 million. On a constant currency basis, operating income increased $7.2 million. The increase in operating income was primarily due to the factors that affected EBITDA.

Hudson ANZ

Hudson ANZ’s revenue was $247.4 million for the nine months ended September 30, 2011, as compared to $195.0 million for the same period in 2010, an increase of $52.3 million or 26.8%. On a constant currency basis, Hudson ANZ’s revenue increased $22.2 million or 9.8%. The total revenue increase was composed of $12.3 million or 7.0% in contracting and $11.5 million or 29% in permanent recruitment revenue as compared to the same period in 2010. Talent management revenue decreased $1.7 million, or 16.8% as compared to the same period in 2010.

The revenue increases in contracting were driven primarily by the accounting and finance and sales and marketing practices. The increase in permanent recruitment revenue was led by RPO, which accounted for half the growth, followed by the accounting and finance practice. The revenue decrease in talent management revenue was primarily due to the non-recurrence of a large assessment project that occurred in the same period in 2010.

Hudson ANZ’s direct costs were $161.4 million for the nine months ended September 30, 2011, as compared to $131.3 million for the same period in 2010, an increase of $30.1 million or 22.9%. On a constant currency basis, Hudson ANZ’s direct costs increased $9.8 million or 6.5%. The increase in direct costs was primarily a result of contractors required to deliver the 7.0% increase in contracting revenue.

Hudson ANZ’s gross margin was $86.0 million for the nine months ended September 30, 2011, as compared to $63.8 million for the same period in 2010, an increase of $22.2 million or 34.9%. On a constant currency basis, gross margin increased $12.3 million or 16.7%. The increase included $11.4 million or 30.0% in permanent recruitment and $2.1 million or 7.8% in contracting, partially offset by a $1.1 million or 14.4% decline in talent management gross margin as compared to the same period in 2010.

Of the $11.4 million increase in permanent recruitment gross margin, about half was attributed to RPO and the remainder was in the accounting and finance practice. The increase in contracting gross margin was driven primarily by the accounting and finance and sales and marketing practices.

Contracting gross margin as a percentage of revenue was nearly flat at 15.3% for the nine months ended September 30, 2011, as compared to 15.2% for the same period in 2010. Total gross margin, as a percentage of revenue, was 34.8% as compared to 32.7% for the same period in 2010. In addition to the improved temporary contracting gross margin, the increase was attributable to mix and the proportionately greater increase in permanent recruitment revenue.

Hudson ANZ’s selling, general and administrative expenses were $76.1 million for the nine months ended September 30, 2011, as compared to $59.6 million for the same period in 2010, an increase of $16.6 million or 27.8%. On a constant currency basis, selling, general and administrative expenses increased $7.3 million or 10.5%. The increase was primarily attributed to increased staff compensation resulting from the 16.7% higher gross margin and the increase in staff to respond to market conditions. The increase was partially offset by  an insurance recoveries of $0.5 million related to the flood in Queensland, Australia and earthquake in Christchurch, New Zealand. These expenses, as a percentage of revenue, were flat at 30.8% as compared to 30.6% for the same period in 2010.

Hudson ANZ’s net other non-operating expense was $3.8 million for the nine months ended September 30, 2011, as compared to $3.0 million for the same period in 2010, an increase of $0.8 million. On a constant currency basis, net other non-operating expense increased $0.4 million. The increase was primarily from higher corporate management fees.

Hudson ANZ’s EBITDA was $8.0 million for the nine months ended September 30, 2011, as compared to $3.0 million for the same period in 2010, an increase of $5.0 million. On a constant currency basis, EBITDA increased $4.6 million. Hudson ANZ’s EBITDA, as a percentage of revenue, was 3.2% as compared to 1.5% for the same period in 2010. The increase in EBITDA was primarily due to the improved mix of business.

Hudson ANZ’s operating income was $9.8 million for the nine months ended September 30, 2011, as compared to $4.3 million for the same period in 2010, an increase of $5.5 million. On a constant currency basis, operating income increased $4.9 million. The increase in operating income was primarily due to the factors that affected EBITDA.

Hudson Americas

Hudson Americas’ revenue was $144.4 million for the nine months ended September 30, 2011, as compared to $118.2 million for the same period in 2010, an increase of $26.3 million or 22.2%. Contracting and permanent recruitment revenue increased $22.7 million and $3.5 million or 19.9% and 87.4%, respectively, as compared to the same period in 2010. Contracting revenue represented approximately 95.0% of Hudson Americas’ revenue.

Contracting revenue in the Legal Services practice, the segment’s largest practice, increased $21.3 million or 27.3% and was led by M&A and regulatory actions. Other contracting increased $0.5 million. RPO accounted for the increase in permanent recruitment revenue and was driven by new client wins and achievement of incentive levels with certain existing clients.

Hudson Americas’ direct costs were $107.4 million for the nine months ended September 30, 2011, as compared to $89.5 million for the same period in 2010, an increase of $17.9 million or 19.9%. The increase was directly related to the contractors required to deliver the 19.9% increase in contracting revenue.

Hudson Americas’ gross margin was $37.0 million for the nine months ended September 30, 2011, as compared to $28.6 million for the same period in 2010, an increase of $8.4 million or 29.3%. Contracting and permanent recruitment gross margins increased $5.1 million and $3.3 million or 20.5% and 83.6%, respectively, as compared to the same period in 2010.

Almost the entire 20.5% increase in contracting gross margin was in Legal Services and was driven principally by M&A and regulatory actions as noted above. Other contracting gross margin was nearly flat as compared to the same period in 2010. Almost the entire 83.6% increase in permanent recruitment gross margin was attributable to RPO revenue growth as noted above.

Contracting gross margin as a percentage of contracting revenue was nearly flat at 21.7% for the nine months ended September 30, 2011, as compared to 21.6% for the same period in 2010. Higher growth in permanent recruitment revenue drove total gross margin, as a percentage of total revenue to 25.6% as compared to 24.2% for the same period in 2010.

Hudson Americas’ selling, general and administrative expenses were $33.8 million for the nine months ended September 30, 2011, as compared to $31.6 million for the same period in 2010, an increase of $2.2 million or 7.0%. The increase was primarily due to increased staff compensation resulting from higher gross margin, partially offset by lower depreciation on the fully amortized enterprise resource planning system. These expenses, as a percentage of revenue, were 23.4% as compared to 26.7% for the same period in 2010. The decrease was primarily due to the proportionately greater increase in revenue for the nine months ended September 30, 2011.

Hudson Americas’ net other non-operating expense was $1.8 million for the nine months ended September 30, 2011, as compared to net other non-operating income of $0.5 million for the same period in 2010, an increase in net other non-operating expense of $2.3 million. The increase was primarily due to the non-recurrence of a recovery of a loan receivable and increase in the fair value of warrants of $2.2 million in 2010.

Hudson Americas’ EBITDA was $2.2 million for the nine months ended September 30, 2011, as compared to an EBITDA loss $0.7 million for the same period in 2010, an increase in EBITDA of $2.9 million. Hudson Americas’ EBITDA, as a percentage of revenue, was 1.6% as compared to an EBITDA loss of 0.6% for the same period in 2010. The increase in EBITDA was primarily due to the mix of business.

Hudson Americas’ operating income was $3.2 million for the nine months ended September 30, 2011 as compared to an operating loss of $3.2 million for the same period in 2010, an increase in operating income of $6.5 million. The increase in operating income was primarily due to the factors that affected EBITDA.

Hudson Asia

Hudson Asia’s revenue was $28.5 million for the nine months ended September 30, 2011, as compared to $24.4 million for the same period in 2010, an increase of $4.1 million or 17.0%. On a constant currency basis, Hudson Asia’s revenue increased $2.6 million or 10.0%. The revenue increase in Hudson Asia was primarily in permanent recruitment, which represented substantially all of the business in this segment.

The entire revenue increase was in Mainland China, which increased $3.0 million, or 29.7%, partially offset by a decrease of $1.2 million or 13.5% in Singapore, as compared to the same period in 2010.  Revenue in Mainland China increased in nearly every practice and was led by the industrial practice. The decrease in Singapore occurred largely in the third quarter of the year and was due to more cautious hiring among banking and technology clients.

Hudson Asia’s gross margin was $27.3 million for the nine months ended September 30, 2011, as compared to $23.5 million for the same period in 2010, an increase of $3.8 million or 16.2%. On a constant currency basis, gross margin increased $2.3 million or 9.3%. The business in Mainland China accounted for this growth, partially offset by the decline in Singapore. Total gross margin, as a percentage of revenue, was largely unchanged at 95.8% as compared to 96.4% for the same period in 2010.

Hudson Asia’s selling, general and administrative expenses were $23.1 million for the nine months ended September 30, 2011, as compared to $20.1 million for the same period in 2010, an increase of $2.9 million or 14.5%. On a constant currency basis, selling, general and administrative expenses increased $1.7 million or 7.9%. The increase was primarily due to increased staff and compensation related to the 30.0% higher gross margin in Mainland China. These expenses, as a percentage of revenue, were 80.8% as compared to 82.4% for the same period in 2010 and reflect the higher staff requirements to support permanent recruitment revenue.

Hudson Asia’s net other non-operating expense was $1.4 million for the nine months ended September 30, 2011, as compared to $0.7 million for the same period in 2010, an increase of $0.7 million on both reported and constant currency basis. The increase resulted from higher corporate management fees.

Hudson Asia’s EBITDA was $3.0 million for the nine months ended September 30, 2011, as compared to $3.1 million for the same period in 2010, a decrease of less than $0.1 million. On a constant currency basis, EBITDA decreased $0.3 million. Hudson Asia’s EBITDA, as a percentage of revenue, was 10.6% as compared to 12.9% for the same period in 2010. The decrease in the EBITDA was due to the addition of staff in China to support the growth in that market and the lower staff utilization in Singapore due to slower client hiring.

Hudson Asia’s operating income was $4.3 million for the nine months ended September 30, 2011, as compared to $3.4 million for the same period in 2010, an increase of $0.9 million. On a constant currency basis, operating income increased $0.7 million. The increase in operating income was primarily due to the factors that affected the EBITDA.

Corporate and Other

Corporate selling, general and administrative expenses were $16.2 million for the nine months ended September 30, 2011, as compared to $14.1 million for the same period in 2010, an increase of $2.1 million or 15.1%. The increase was primarily for projected incentive compensation based on an improved outlook for 2011, partially offset by decreases in professional and other fees.

Corporate net other non-operating income was $13.2 million for the nine months ended September 30, 2011, as compared to $10.7 million for the same period in 2010, an increase of $2.4 million. The increase was primarily due to higher corporate management fees in the current period, partially offset by the non-recurrence of an early termination fee for our Wells Fargo Capital Finance, Inc. credit facility and higher foreign exchange transaction losses as compared to the same period in 2010.

Corporate EBITDA was a loss of $2.6 million for the nine months ended September 30, 2011, as compared to $3.2 million for the same period in 2010, a decrease of $0.6 million.  The decrease was attributable to the factors discussed above.

Interest Expense

Interest expense, net of interest income was $0.9 million for the nine months ended September 30, 2011, as compared to $1 million for the same period in 2010, a decrease of less than $0.1 million. The decrease was primarily due to the non-recurrence of a $0.3 million write-off of unamortized deferred financing costs related to the early termination of our credit agreement with Wells Fargo Capital Finance, Inc. incurred in 2010, partially offset by increased borrowings to fund higher working capital requirements.

Provision for Income Taxes

The provision for income taxes was $4.4 million on $12.0 million of pre-tax income from continuing operations for the nine months ended September 30, 2011, as compared to $1.4 million on $4.5 million of pre-tax losses from continuing operations for the same period in 2010. The effective tax rate for the nine months ended September 30, 2011 was 36.5%, as compared to negative 30.5% for the same period in 2010.

 The changes in the Company’s effective tax rate for the nine months ended September 30, 2011 as compared to the same period in 2010 resulted from an overall increase in pre-tax income and the utilization of net operating losses in the U.S. The effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the utilization of U.S. net operating losses, partially offset by the inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, non-deductible expenses such as certain acquisition-related payments and foreign tax rates that vary from that in the U.S.

Net Income (loss) from Continuing Operations

Net income from continuing operations was $7.6 million for the nine months ended September 30, 2011, as compared to a net loss from continuing operations of $5.8 million for the same period in 2010, an increase in net income from continuing operations of $13.4 million. Basic and diluted earnings per share from continuing operations were $0.24 for the nine months ended September 30, 2011, as compared to a basic and diluted loss per share of $0.20 for the same period in 2010.

Net Income (loss)

Net income was $7.6 million for the nine months ended September 30, 2011, as compared to $5.9 million of net loss for the same period in 2010, an increase in net income of $13.4 million. Basic and diluted earnings per share were $0.24 for the nine months ended September 30, 2011, as compared to basic and diluted loss per share of $0.20 for the same period in 2010.

Liquidity and Capital Resources

Cash and cash equivalents totaled $22.5 million as of September 30, 2011. The following table summarizes the cash flow activities for the nine months ended September 30, 2011 and 2010:

	For The Nine Months Ended September 30,
(In millions)	2011	2010
Net cash provided by (used in) operating activities	$(7.1)	$(20.1)
Net cash provided by (used in) investing activities	(4.8)	(2.4)
Net cash provided by (used in) financing activities	5.1	20.4
Effect of exchange rates on cash and cash equivalents	(0.2)	0.2
Net increase (decrease) in cash and cash equivalents	$(7.0)	$(1.9)
Cash flows from Operating Activities

For the nine months ended September 30, 2011, net cash used in operating activities was $7.1 million as compared to $20.1 million for the same period in 2010, a decrease of $13.0 million. The decrease was primarily due to higher net operating income from continuing operations, lower payments related to the prior years’ restructuring programs in the current period and overall improvements in collections of accounts receivable.

Cash flows from Investing Activities

For the nine months ended September 30, 2011, net cash used in investing activities was $4.8 million compared to $2.4 million for the same period in 2010, an increase of $2.4 million. The primary driver of the increase was capital expenditures of $2.8 million for investments in information technology, offset by a net $0.1 million for the non-recurrence of the sale of warrants, cash deposit for real estate and the final earn-out payment of the Tony Keith subsidiary in China.

Cash flows from Financing Activities

For the nine months ended September 30, 2011, net cash provided by financing activities was $5.1 million as compared to $20.4 million for the same period in 2010, a decrease of $15.2 million. The decrease was primarily due to the non-recurrence of $19.2 million from this issuance of common stock.  This was offset by $4 million which was the combination of $2 million for incremental working capital this year and $2 million associated with the change in the credit facility.

Credit Agreements

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility (the “Revolver Agreement”) with RBS. This agreement provides the Company with the ability to borrow up to $40 million, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50 million, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the U.K. and North America operations, less required reserves. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1.5 million of deferred financing costs, which are being amortized over the term of the agreement. As of September 30, 2011, the Company’s borrowing base was $40.4 million and the Company was required to maintain a minimum availability of $5 million. As of September 30, 2011, the Company had $0.7 million of outstanding borrowings, and $2.7 million of outstanding letters of credit issued, under the Revolver Agreement, resulting in the Company being able to borrow up to an additional $31.9 million after deducting the minimum availability, outstanding borrowings and outstanding letters of credit issued.

The maturity date of the Revolver Agreement is August 5, 2014. Borrowings may initially be made with an interest rate based on a base rate plus 2% or on the LIBOR rate for the applicable period plus 3%. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). The interest rate on outstanding borrowings was 5.25% as of September 30, 2011. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company.

The Revolver Agreement contains various restrictions and covenants including (1) a requirement to maintain a minimum excess availability of $10 million until such time as for two consecutive fiscal quarters (i) the Company’s Fixed Charge Coverage Ratio is at least 1.2x and (ii) the Company’s North American and U.K. operations, for the four fiscal quarters then ending, have an EBITDA (as defined in the Revolver Agreement) for such twelve month period of not less than $0.5 million as of the end of each fiscal quarter during the fiscal year 2011 and $1 million at the end of each fiscal quarter thereafter; thereafter a requirement to maintain a minimum availability of $5 million, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $0.5 million during the fiscal year 2011 and $1 million thereafter; (2) a limit on the payment of dividends of not more than $5 million per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25 million in cash and $25 million in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4 million per year. The Company was in compliance with all covenants under the Revolver Agreement as of September 30, 2011.

On August 3, 2010, an Australian subsidiary of the Company entered into a Receivables Finance Agreement and related agreements (the “Finance Agreement”) with Commonwealth Bank of Australia (“CBA”) that provides the Australian subsidiary with the ability to borrow up to approximately $14.5 million (AUD15 million) based on an agreed percentage of accounts receivable related to its operations. Under the terms of the Finance Agreement, the Australian subsidiary may make offers to CBA to assign its accounts receivable with recourse, which accounts receivable CBA may in its good faith discretion elect to purchase. As of September 30, 2011, the Company had $5.8 million (AUD6 million) of outstanding borrowings under the Finance Agreement. Available credit for use under the Finance Agreement as of September 30, 2011 was $8.7 million (AUD 9 million).

The Finance Agreement does not have a stated maturity date and can be terminated by either party upon 90 days written notice. Borrowings may be made with an interest rate based on the average bid rate for bills of exchange (“BBSY”) with the closest term to 30 days plus a margin of 1.6%.  The interest rate was 6.46% as of September 30, 2011. In addition, the Company pays a 0.9% line fee based on the maximum availability. Borrowings are secured by substantially all of the assets of the Australian subsidiary and are based on an agreed percentage of eligible accounts receivable.

On June 9, 2011, the Australian subsidiary of the Company amended the Finance Agreement to add a $1.9 million (AUD 2 million) overdraft facility for working capital purposes (the “Overdraft Facility”). The interest rate on borrowings under the Overdraft Facility was 9.24% on September 30, 2011. In addition, the Company pays a 1.12% line fee based on the maximum availability of the Overdraft Facility. The Company did not have any outstanding borrowings under the Overdraft Facility as of September 30, 2011.

The Finance Agreement, as amended on June 9, 2011, contains various restrictions and covenants for the Australian subsidiary, including (1) a requirement to maintain a minimum Tangible Net Worth (as defined in the Finance Agreement) ratio of 60%; (2)  a requirement to maintain to a minimum Fixed Charge Coverage Ratio (as defined in the Finance Agreement) of 1.7x  for a trailing twelve month period; and (3) a limitation on certain intercompany payments of expenses, interest and dividends not to exceed Net Profit After Tax (as defined in the Finance Agreement). The Australian subsidiary of the Company was in compliance with all covenants under the Finance Agreement as of September 30, 2011.

Earlier in 2011, CBA publicly announced its intention to withdraw the receivable finance product from the market.  The Australian subsidiary and CBA promptly commenced discussions regarding CBA’s alternative borrowing products. As those conversations progressed, on September 5, 2011, CBA issued the required written notice to the Company’s Australian subsidiary to terminate the Finance Agreement. As a result of the termination notice, the Finance Agreement will terminate under its existing terms on December 5, 2011.

The subsidiary also explored financing arrangements with several institutions in the market and has agreed to a Term Sheet with Westpac Banking Corporation for a new AUD 25 million credit facility (the “WBC Facility”). The subsidiary expects to close on the WBC Facility prior to the termination date of the Finance Agreement, but we cannot provide any assurance it will be able to do so. The Company expects the borrowing costs under the WBS Facility to be similar to those under the terms of the Finance Agreement.

The Company also has lending arrangements with local banks through its subsidiaries in New Zealand, Belgium, the Netherlands, Singapore and Mainland China. In New Zealand, the Company’s subsidiary can borrow up to $1.9 million (NZD 2.5 million) as of September 30, 2011 for working capital purposes. The aggregate outstanding borrowings under the lending arrangement in New Zealand were less than $0.1 million as of September 30, 2011. Available credit for use under the lending arrangement in New Zealand as of September 30, 2011 was $1.9 million (NZD 2.5 million).The lending arrangement in New Zealand expires on March 31, 2012.  Interest on borrowings under the New Zealand lending arrangement is based on a three month cost of funds rate as determined by the bank, plus a 1.84% margin, and was 6.24% on September 30, 2011.  In addition, the Company pays a 0.9% line-fee based on the maximum availability. As of September 30, 2011, the Netherlands subsidiary could borrow up to $2.2 million (€1.6 million) based on an agreed percentage of accounts receivable related to its operations. In May 2011, the Belgium subsidiary replaced the previous accounts receivable based lending arrangement with a $1.3 million (€1 million) overdraft facility with the same financial institution effective July 1, 2011.   Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus 2.5%, or about 3.86% on September 30, 2011. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.8 million (SGD 1 million) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate, plus 1.75%, and was 6.00% on September 30, 2011.  The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time.  In Mainland China, the Company’s subsidiary can borrow up to $1 million for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points, and was 8.10% on September 30, 2011. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of September 30, 2011.

The weighted average interest rate on all outstanding borrowings for the nine months ended September 30, 2011 was 6.28%.

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

Liquidity Outlook

At September 30, 2011, the Company had cash and cash equivalents on hand of $22.5 million supplemented by availability of $31.9 million under the Revolver Agreement, $10.6 million under the Finance Agreement and Overdraft Facility with CBA and $7.2 million under other lending arrangements in Belgium, the Netherlands, New Zealand, Singapore and Mainland China. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next twelve months, based on the Company’s total liquidity as of September 30, 2011. The Company’s near-term cash requirements during 2011 are primarily related to funding operations and capital expenditures. The Company expects to maintain a reduced level of capital expenditures in 2011 as it did in 2010 and 2009. In 2011, the Company expects to make capital expenditures of approximately $5 million to $7 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

At September 30, 2011, $0.1 million of the Company’s cash and cash equivalents noted above was held in the United States and the remainder was held internationally, primarily in the United Kingdom, Belgium, the Netherlands, Singapore and Mainland China. The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2011-08, “Testing Goodwill for Impairment”. This standard permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The new standard is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company elected to early adopt the standard for its annual test of goodwill impairment at its China reporting unit as of October 1, 2011. The adoption did not impact the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, the standard does not affect the calculation or reporting of net income and earnings per share. The standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The only component of other comprehensive income currently applicable to the Company is currency translation adjustments, which are presently included in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. The adoption of this standard will change the order in which certain financial statements are presented and will not have any impact on the Company’s results of operations or financial position.

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

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 23, 2011 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the nine months ended September 30, 2011.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) risks related to fluctuations in the Company’s operating results from quarter to quarter, (3) the ability of clients to terminate their relationship with the Company at any time, (4) competition in the Company’s markets, (5) risks associated with the Company’s investment strategy, (6) risks related to international operations, including foreign currency fluctuations, (7) the Company’s dependence on key management personnel, (8) the Company’s ability to attract and retain highly skilled professionals, (9) the Company’s ability to collect its accounts receivable, (10) the Company’s history of negative cash flows and operating losses may re-occur, (11) the Company’s ability to utilize net operating loss carry-forwards, (12) restrictions on the Company’s operating flexibility due to the terms of its credit facilities,  (13) the Company’s ability to refinance its existing Finance Agreement with CBA prior to the termination date of the existing agreement (14) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (15) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (16) risks related to providing uninterrupted service to clients, (17) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (18) volatility of the Company’s stock price, (19) the impact of government regulations, and (20) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the nine months ended September 30, 2011, the Company earned approximately 87% of its gross margin outside the United States (“U.S.”), and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2011.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, or results of operations.

ITEM 1A.	RISK FACTORS

At September 30, 2011, there had not been any material changes to the information related to the Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2011.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (a)
July 1, 2011 - July 31, 2011 (b)	4,528	$5.95	-	$6,792,000
August 1, 2011 - August 31, 2011 (b)	8,548	$4.02	-	$6,792,000
September 1, 2011 - September 30, 2011	-	$-	-	$6,792,000
Total	13,076	$4.69	-	$6,792,000

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
Dated: November 4, 2011
	By:	/s/ Frank P. Lanuto
Frank P. Lanuto
Senior Vice President, Corporate Controller
(Principal Accounting Officer)
Dated: November 4, 2011

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

101
The following materials from Hudson Highland Group, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2011, and (v) Notes to Condensed Consolidated Financial Statements.