Form 10-K
period 2011-12-31
HUDSON HIGHLAND GROUP INC
filed 2012-02-28
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

(212) 351-7300

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value Preferred Share Purchase Rights	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit to post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $170,977,000 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2011.

The number of shares of Common Stock, $.001 par value, outstanding as of January 31, 2012 was 32,627,162.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Hudson Highland Group, Inc. (the “Company” or “Hudson”, “we”, “us” and “our”) provides highly specialized professional-level recruitment and related talent solutions worldwide. Core service offerings include Permanent Recruitment, Contract Consulting, Legal eDiscovery, Recruitment Process Outsourcing (“RPO”) and Talent Management solutions.

Hudson has operated as an independent publicly-held company since April 1, 2003 when the eResourcing division of Monster Worldwide, Inc., formerly TMP Worldwide, Inc., comprised of 67 acquisitions made between 1999 and 2001, was spun off. Today, Hudson has more than 2,000 employees and operates in 20 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. These reportable segments constituted approximately 14%, 42%, and 44% of the Company’s gross margin, respectively, for the year ended December 31, 2011.

Offered on both a retained and contingent basis, Hudson’s Permanent Recruitment services leverage the firm’s more than 1,200 consultants, 150 psychologists and other scientific specialists in the development and delivery of its proprietary methods to identify, select and engage the best-fit talent for critical client roles.

In Contract Consulting, Hudson provides a range of project management, interim management and professional contract staffing services. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals —  either individually or as a team — are placed with client organizations for a defined period of time based on specific business need.

Hudson’s Legal eDiscovery services comprise eDiscovery solutions, managed document review (encompassing logistical deployment, project management, process design and productivity management), and contract attorney staffing. The most comprehensive of these is the firm’s full-service eDiscovery solution, providing an integrated system of discovery management and review technology deployment for both corporate and law firm clients.

Hudson RPO (Recruitment Process Outsourcing) delivers outsourced recruitment solutions tailored to the individual needs of mid- to large-cap multinational companies. Hudson RPO’s delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients’ ongoing business needs. Hudson RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions and recruitment consulting.

Featuring embedded proprietary talent assessment and selection methodologies, Hudson’s Talent Management capability encompasses services such as talent assessment (utilizing a variety of competency, attitude and experiential testing), interview training, executive coaching, employee development and outplacement.

CLIENTS

The Company’s clients include small to large-sized corporations and government agencies. At December 31, 2011, there were approximately 350 Hudson Americas clients, 2,000 Hudson Asia Pacific clients and 4,200 Hudson Europe clients. The business of the Company is not dependent upon either a single client or a limited number of clients. During 2011, no single client accounted for more than 10% of the Company’s revenue. As of December 31, 2011, no single client accounted for more than 10% of the Company's outstanding accounts receivable.

EMPLOYEES

The Company employs approximately 2,200 people worldwide. In most jurisdictions, our employees are not represented by a labor union or a collective bargaining agreement. The Company regards its relationships with its employees as satisfactory.

SALES AND MARKETING

The majority of Hudson’s roughly 1,500 client-facing consultants sell its portfolio of services to its existing client base of over 6,000 companies and into prospective client organizations. The Company’s consultant population has deep expertise in specific functional areas and industry sectors, and provides broad-based recruitment and solution services based on the needs of the client. With the realignment of the Company’s business into three regions and the growth in multi-nationals within its client base, the Company’s consultants are increasingly partnering with colleagues in other countries to sell the Company’s services across geographic boundaries.

In 2011, the Company named a Chief Knowledge Officer to lead both the marketing and information technology functions in an interconnected manner. The goal was to strengthen the Company’s communication and brand presence in all relevant channels, including print media, client events, social media and over the web. This work led to the re-launch of its websites in over 20 countries in December 2011, leveraging its thought leadership content in multiple markets around the world, evolving its brand communication and improving the lead generation capacity both globally and locally.

COMPETITION

The markets for the Company’s services and products are highly competitive. There are few barriers to entry, so new entrants occur frequently, resulting in considerable market fragmentation. Companies in this industry compete on a number of parameters including degree and quality of candidate and position knowledge, industry expertise, service quality, and efficiency in completing assignments. Typically, companies with greater strength in these parameters garner higher margins.

DISCONTINUED OPERATIONS

In the first half of 2009, the Company exited Italy and Japan. The operations in Italy were part of the Hudson Europe reportable segment and the operations in Japan were part of the Hudson Asia Pacific reportable segment.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 205-20-45 “Reporting Discontinued Operations”, the financial results of these businesses were reclassified as discontinued operations for all the periods presented.

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

Our operations will be affected by global economic fluctuations.

Client’s demand for our services may fluctuate with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment. We have limited flexibility to reduce expenses during economic downturns due to some overhead costs which are fixed in the short-term. Furthermore, we may face increased pricing pressures during economic downturns. For example, during the 2008 and 2009 economic downturn, many employers in our operating regions reduced their overall workforce to reflect the slowing demand for their products and services. This contributed to operating losses for our company in 2008, 2009 and 2010. While conditions improved in 2011, the economic recovery has been slower than in previous business cycles. Economic conditions could deteriorate in 2012, which may result in lower operating results than expected.

Our operating results fluctuate from quarter to quarter; no single quarter is predictive of future periods’ results.

Our operating results fluctuate quarter to quarter primarily due to the vacation periods during the first quarter in the Asia Pacific region and the third quarter in the Americas and Europe regions. Demand for our services is typically lower during traditional national vacation periods when clients and candidates are on vacation.

Our revenue can vary because our clients can terminate their relationship with us at any time with limited or no penalty.

We provide professional mid-market personnel on a temporary assignment-by-assignment basis, which clients can generally terminate at any time or reduce their level of use when compared to prior periods. Our professional recruitment business is also significantly affected by our clients’ hiring needs and their views of their future prospects. These factors can also affect our RPO business. Clients may, on very short notice, reduce or postpone their recruiting assignments with us and, therefore, affect demand for our services. This could have a material adverse effect on our business, financial condition and results of operations.

Our markets are highly competitive.

The markets for our services are highly competitive. Our markets are characterized by pressures to provide high levels of service, incorporate new capabilities and technologies, accelerate job completion schedules and reduce prices. Furthermore, we face competition from a number of sources. These sources include other executive search firms and professional search, staffing and consulting firms. Several of our competitors have greater financial and marketing resources than we do. Due to competition, we may experience reduced margins on our services, loss of market share and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition and results of operations could be materially adversely affected.

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

We conduct operations in approximately twenty countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2011, approximately 86% of our gross margin was earned outside of the United States. Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

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

Our continued success will depend to a significant extent on our senior management team. The loss of the services of one or more key senior management team member could have a material adverse effect on our business, financial condition and results of operations. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could have a material adverse effect on our business, financial condition and results of operations.

Failure to attract and retain qualified personnel could negatively impact our business, financial condition and results of operations.

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

In virtually all of our businesses, we invoice customers after providing services, which creates accounts receivable. Delays or defaults in payments owed to us could have a significant adverse impact on our business, financial condition and results of operations. Factors that could cause a delay or default include, but are not limited to, global economic conditions, business failures, and turmoil in the financial and credit markets.

In certain situations, we provide our services to clients under a contractual relationship with a third-party vendor manager, rather than directly to the client. In those circumstances, the third-party vendor manager is typically responsible for aggregating billing information, collecting receivables from the client and paying staffing suppliers once funds are received from the client. In the event that the client has paid the vendor manager for our services and we are unable to collect from the vendor manager, we may be exposed to financial losses.

We have had periods of negative cash flows and operating losses that may reoccur in the future.

We have experienced negative cash flows and reported operating and net losses in the past. For example, our cash flows from operations were negative during 2010 and 2009 and we had operating and net losses for the years ended December 31, 2010 and 2009. We cannot provide any assurance that we will have positive cash flows or operating profitability in the future, particularly to the extent the global economy continues to recover slowly from the global economic downturn. If our revenue declines or if operating expenses exceed our expectations, we may not be profitable and may not generate positive operating cash flows.

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

These restrictions and covenants could have adverse consequences for investors, including as a result of our need to use a portion of our cash flow from operations for debt service rather than for our operations, restrictions on our ability to incur additional debt financing for future working capital or capital expenditures, a lesser ability for us to take advantage of significant business opportunities, such as acquisition opportunities, the potential need for us to undertake equity transactions which may dilute the ownership of existing investors, and our inability to react to market conditions by selling lesser-performing assets.

In addition, a default, amendment or waiver to our credit facilities to avoid a default may result in higher rates of interest and could impact our ability to obtain additional borrowings. Finally, debt incurred under our credit facilities bears interest at variable rates. Any increase in interest expense could reduce the funds available for operations.

If we are unable to maintain costs at an acceptable level, our operations could be adversely impacted.

Our ability to reduce costs in line with expectations is important for the improvement of our profitability. Efforts to improve our efficiency could be affected by several factors including turnover, client demands, market conditions, changes in laws, and availability of talent. Our failure to realize the expected benefits of these cost reduction initiatives could have an adverse effect on our financial condition and results of operations.

We rely on our information systems, and if we lose our information processing capabilities or fail to further develop our technology, our business could be adversely affected.

Our success depends in large part upon our ability to store, retrieve, process, and manage substantial amounts of information, including our client and candidate databases. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or any interruption or loss of our information processing capabilities, for any reason, could adversely affect our business, financial condition and results of operations.

As we operate in an international human resources environment, we are subject to cyber-security risks and incidents. Our business involves the storage and transmission of our candidates’ personal information, our clients’ job requirement preferences and confidential information used in our Legal eDiscovery practice. We also use mobile devices, social networking and other online activities to connect with our candidates, clients and business partners. While we have implemented measures to prevent security breaches and cyber incidents, our measures may not be effective and any security breaches or cyber incidents could adversely affect our business, financial condition and results of operations.

Our business depends on uninterrupted service to clients.

Our operations depend on our ability to protect our facilities, computer and telecommunication equipment and software systems against damage or interruption from fire, power loss, cyber attacks, sabotage, telecommunications interruption, weather conditions, natural disasters and other similar events such as the flooding experienced throughout Queensland, Australia in January 2011 and the major earthquake that occurred in Christchurch, New Zealand in February 2011. Additionally, severe weather can cause our employees or contractors to miss work and interrupt delivery of our service, resulting in a loss of revenue. While interruptions of these types that have occurred in the past have not caused material disruption, it is not possible to predict the type, severity or frequency of interruptions in the future or their impact on our business.

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

From time to time, we may continue to incur liabilities associated with certain pre-spin off activities with Monster. Under the terms of our Distribution Agreement with Monster, these liabilities generally will continue to be retained by us. If these liabilities are significant, the retained liabilities could have a material adverse effect on our business, financial condition and results of operations. However, in some circumstance, we may have claims against Monster, and we will make a determination on a case by case basis.

Our ability to utilize net operating loss carry-forwards may be limited.

The Company has U.S. net operating loss carry-forwards (“NOLs”) that expire through 2031. Section 382 of the Internal Revenue Code imposes an annual limitation on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. The Company has experienced ownership changes in the past. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

There may be volatility in our stock price.

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2011, the market price of our common stock reported on the NASDAQ Global Select Market ranged from a high of $7.11 to a low of $3.05. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market generally, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

Our future earnings could be reduced as a result of the imposition of licensing or tax requirements or new regulations that prohibit, or restrict certain types of employment services we offer.

In many jurisdictions in which we operate, the provision of temporary staffing is heavily regulated. For example, governmental regulations can restrict the length of contracts of contract employees and the industries in which they may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of contract workers.

The countries in which we operate may:

•	create additional regulations that prohibit or restrict the types of employment services that we currently provide;
•	impose new or additional benefit requirements;
•	require us to obtain additional licensing to provide staffing services;

•	impose new or additional visa restrictions on movements between countries;
•	increase taxes, such as sales or value-added taxes, payable by the providers of staffing services;
•	increase the number of various tax and compliance audits relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, and income, value-added and sales taxes; or
•	revise transfer pricing laws or successfully challenge our transfer prices, which may result in higher foreign taxes or tax liabilities or double taxation of our foreign operations.

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

Hudson Americas maintains 24 leased locations with approximately 147,637 aggregate square feet, which include two leased locations with space of approximately 60,000 aggregate square feet, which are shared between the Hudson Americas and corporate functions. Hudson Asia Pacific maintains 18 leased locations with approximately 221,000 aggregate square feet. Hudson Europe maintains 37 leased locations with approximately 301,000 aggregate square feet. All leased space is considered to be adequate for the operation of its business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of February 23, 2012, regarding the executive officers of Hudson Highland Group, Inc.:

Name	Age	Title
Manuel Marquez Dorsch	53	Chairman and Chief Executive Officer
Mary Jane Raymond	51	Executive Vice President and Chief Financial Officer
Latham Williams	59	Senior Vice President, Legal Affairs and Administration, Corporate Secretary
Frank P. Lanuto	49	Senior Vice President and Corporate Controller
Neil J. Funk	60	Vice President, Internal Audit
Richard S. Gray	55	Senior Vice President, Marketing and Communications
Margaretta R. Noonan	54	Senior Human Resources Officer

The following biographies describe the business experience of our executive officers:

Manuel Marquez Dorsch has served as Chairman and Chief Executive Officer since May 13, 2011, with overall responsibility for the Company’s growth strategy, operational execution and performance. Mr. Marquez has over 20 years of experience in senior leadership positions. Most recently, from 2007 to 2010, he was the chief executive officer of Amper S.A., a leading defense, homeland security and telecom services company in Spain with approximately 1,200 employees. Prior to joining Amper, Mr. Marquez spent 15 years in the recruitment industry with Spencer Stuart, an international leader in executive search consulting services. He joined Spencer Stuart in 1991 and co-founded one of the firm's first specialized industry practices, High Technology. In 1995, he was asked to lead the European Telecommunications Practice. From 1997 to 2000, he was the Managing Partner responsible for the Spanish market. From 2000 to 2005, he was a member of the global executive team of Spencer Stuart responsible for the firm's operations in Europe, India and South Africa. Mr. Marquez began his professional career at IBM in 1981. He later joined Digital Equipment Corporation in 1989, as marketing and sales director for its Spanish subsidiary.

Mary Jane Raymond has served as the Executive Vice President and Chief Financial Officer, which position she has held since joining the Company in December 2005. From February 23, 2011 to May 17, 2011, she also served as Interim Chief Executive Officer. Prior to that, Ms. Raymond was the Chief Risk Officer of The Dun & Bradstreet Corporation during 2005. From 2002 to 2005, Ms. Raymond served as the Vice President and Corporate Controller of the Dun & Bradstreet Corporation. Ms. Raymond served as the Merger Integration Vice President of Lucent Technologies, Inc. from 1998 to 2002 and as Financial Vice President in International from 1997 to 1998. From 1988 to 1997, Ms. Raymond served in various positions with Cummins, Inc.

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

Neil J. Funk has served as Vice President, Internal Audit since joining the Company in August 2003. Prior to joining the Company, Mr. Funk was a Senior Manager at Deloitte & Touche LLP, a multi-national auditing and consulting firm, from September 2000 until July 2003. Before joining Deloitte & Touche, Mr. Funk was with Prudential Financial, Inc., a large insurance company, specializing in personal financial planning during 2000. Before joining Prudential Financial, Inc., Mr. Funk was District Audit Manager for PRG-Schultz, Inc., a recovery audit company, based in Atlanta, Georgia from September 1997 until February 2000.

Richard S. Gray has served as Senior Vice President, Marketing and Communications since February 2005. Prior to that, Mr. Gray served as Vice President, Marketing and Communications since joining the Company in May 2003. Mr. Gray will be leaving the Company on March 31, 2012. Prior to joining the Company, Mr. Gray was Senior Vice President for Ogilvy Public Relations Worldwide, a large public relations firm, in Chicago, Illinois from September 2002 until May 2003. Before joining Ogilvy Public Relations Worldwide, Mr. Gray was Vice President, Marketing and Communications for Lante Corporation, an internet consulting boutique, in Chicago, Illinois from November 1998 until November 2001.

Margaretta R. Noonan has served as Senior Human Resources Officer since March 3, 2009. Prior to that, Ms. Noonan served as Executive Vice President and Chief Administrative Officer since February 2005. Prior to that Ms. Noonan served as Executive Vice President, Human Resources since she joined the Company in April 2003. Ms. Noonan will be leaving the Company on March 31, 2012. Prior to joining the Company, Ms. Noonan served as Senior Vice President, Global Human Resources and corporate officer of Monster Worldwide, Inc. Prior to joining Monster in 1998, Ms. Noonan was Vice President, Human Resources — Stores, for the Lord & Taylor division of May Department Stores Company, a large retail department store, from February 1997 to May 1998 and was Vice President, Human Resources, of Kohl’s Corporation, a large retail department store, from November 1992 to February 1997.

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any of our directors or executive officers.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock was listed for trading on the NASDAQ Global Select Market under the symbol “HHGP” in 2011. On December 31, 2011, there were approximately 936 holders of record of the Company’s common stock.

The following is a list by fiscal quarter of the market prices of the Company’s common stock.

	Market Price
	High	Low
2011
Fourth quarter	$5.48	$3.05
Third quarter	$6.16	$3.17
Second quarter	$6.66	$4.39
First quarter	$7.11	$4.87
2010
Fourth quarter	$6.01	$3.30
Third quarter	$4.81	$2.93
Second quarter	$6.02	$4.30
First quarter	$5.56	$4.00

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

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s purchases of its common stock during the fourth quarter of fiscal 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
October 1, 2011 – October 31, 2011(b)	5,200	$4.18	—	$6,792,000
November 1, 2011 – November 30, 2011(b)	394	$4.17	—	$6,792,000
December 1, 2011 – December 31, 2011(b)	2,600	$4.71	—	$6,792,000
Total	8,194	$4.35	—	$6,792,000

(a)	On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. The Company has repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. Repurchases of common stock are restricted under the Company’s revolver agreement entered on August 5, 2010, as amended on February 22, 2012.
(b)	Consisted of shares of restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.

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

PERFORMANCE INFORMATION

The following graph compares on a cumulative basis changes since December 31, 2006 in (a) the total stockholder return on the Company’s common stock with (b) the total return on the Russell 2000 Index and (c) the total return on the companies in a peer group selected in good faith by the Company, in each case assuming reinvestment of dividends. Such changes have been measured by dividing (a) the difference between the price per share at the end of and the beginning of the measurement period by (b) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on December 31, 2006 in the Company’s common stock, the Russell 2000 Index and the peer group consisting of Resources Connection, Inc., Kelly Services, Inc., Kforce, Inc., and CDI Corporation. The returns of each component company in the peer group have been weighted based on each company’s relative market capitalization on December 31, 2011.

	December 31,
	2006	2007	2008	2009	2010	2011
HHGP	$100.00	$50.42	$20.08	$28.48	$34.95	$28.72
RUSSELL 2000 INDEX	$100.00	$97.25	$63.41	$79.40	$99.49	$94.07
PEER GROUP	$100.00	$72.16	$53.04	$67.48	$84.01	$60.05

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

	Year ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS:
Revenue	$933,736	$794,542	$691,149	$1,079,085	$1,170,061
Gross margin	$354,305	$298,573	$260,453	$454,986	$496,440
Business reorganization and integration expense	$720	$1,694	$18,180	$11,217	$3,575
Goodwill and other impairment charges(a)	$—	$—	$1,549	$67,087	$—
Depreciation and amortization	$6,251	$8,184	$12,543	$14,662	$14,377
Operating income (loss)	$17,435	$(5,618)	$(49,453)	$(70,783)	$18,995
Income (loss) from continuing operations	$10,909	$(4,441)	$(42,953)	$(73,096)	$5,528
Income (loss) from discontinued operations, net of income taxes	$—	$(244)	$2,344	$(1,222)	$9,453
Net income (loss)	$10,909	$(4,685)	$(40,609)	$(74,318)	$14,981
Basic income (loss) per share from continuing operations	$0.35	$(0.15)	$(1.65)	$(2.90)	$0.22
Basic net income (loss) per share	$0.35	$(0.16)	$(1.56)	$(2.95)	$0.59
Diluted income (loss) per share from continuing operations	$0.34	$(0.15)	$(1.65)	$(2.90)	$0.21
Diluted net income (loss) per share	$0.34	$(0.16)	$(1.56)	$(2.95)	$0.58
OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities	$13,279	$(14,461)	$(26,988)	$11,860	$37,741
Net cash provided by (used in) investing activities	$(6,467)	$(57)	$6,804	$4,196	$(50,837)
Net cash provided by (used in) financing activities	$1,640	$7,578	$4,371	$(646)	$4,864
BALANCE SHEET DATA:
Current assets	$181,923	$172,087	$148,366	$194,149	$259,075
Total assets	$216,546	$205,834	$181,944	$230,953	$374,206
Current liabilities	$90,515	$93,760	$86,154	$104,581	$152,426
Total stockholders’ equity	$107,357	$93,278	$76,260	$107,992	$200,115
OTHER DATA:
EBITDA (loss)(b)	$23,642	$6,503	$(35,466)	$(52,852)	$36,795

(a)	The results for the year ended December 31, 2009 included an impairment charge of $1,669 related to goodwill associated with the Tong Zhi (Beijing) Consulting Service Ltd. and Guangzhou Dong Li Consulting Service Ltd. (collectively, “TKA”) acquisition. The results for the year ended December 31, 2008 included impairment charges related to goodwill of $64,495, a write down of long-term assets of $2,224 and impairment charges related to intangible assets of $368.
(b)	SEC Regulation S-K 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with generally accepted accounting principles or as a measure of the Company’s profitability. See Note 15 to the Consolidated Financial Statements for further EBITDA segment and reconciliation information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8 of this Form 10-K. This MD&A contains forward-looking statements. Please see “Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-GAAP measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 15 to the Consolidated Financial Statements for EBITDA segment reconciliation information.

This MD&A includes the following sections:

•	Executive Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Policies
•	Recent Accounting Pronouncements

Executive Overview

The Company has expertise in recruiting mid-level professional talent across all management disciplines in a wide range of industries. We match clients and candidates to address major client needs on a part time, full time, and interim basis. Part of that expertise is derived from research on hiring trends and clients’ current successes and challenges with their staff. This research has helped enhance our understanding about the number of new hires that do not meet our clients’ long term goals, the reasons why, and the cost to organizations. Our focus is to continually upgrade our service offerings, delivery capability and assessment tools to make our candidates more successful in achieving our clients’ business requirements.

Over the past year, the Company has shifted and refined its focus from a traditional staffing vendor to providing solutions as a trusted business advisor and partner to both clients and candidates. The Company’s proprietary frameworks, assessment tools and leadership development programs, coupled with our broad geographical footprint, has allowed us to design and implement regional and global recruitment solutions that greatly enhance the quality of hiring.

The Company’s strategic initiatives for the near term include:

•	Leveraging the value of our global business as exemplified by the launch of the global practices in Legal eDiscovery and RPO.
•	Attracting, developing and retaining the right people to increase productivity and profitability.
•	Focusing on selected clients and services to provide higher value recruitment solutions to their businesses.
•	Create a compelling digital presence to help attract both highly skilled candidates and new clients to grow our business.

Current Market Conditions

Revenues in the fourth quarter of 2011 were essentially flat (growth of 1.7 percent) compared with the comparable period in 2010. The slowing in the rate of growth compared to earlier periods in the year was caused by several factors, including significantly lesser hiring in the banking sector due to persistent issues with European sovereign debt, candidates’ reluctance to move, and overall delays in client decision making.

These conditions and the swift economic slow down during the fourth quarter could give rise to longer periods of lesser growth. In addition, if the debt crisis in Europe is not resolved timely or if it spreads to other markets, the value of the Euro could deteriorate, which could negatively impact our business, operating results and financial condition. Notwithstanding these risks, our clients will continue to need the type of people in which we specialize, those able to advance the client’s strategy regardless of economic conditions.

Financial Performance

The following is a summary of the highlights for the years ended December 31, 2011, 2010 and 2009. These should be considered in the context of the additional discussion and disclosures in this MD&A.

•	Revenue was $933.7 million for the year ended December 31, 2011, compared to $794.5 million for 2010, an increase of $139.2 million, or 17.5%. On a constant currency basis, the Company’s revenue increased $91.9 million or 10.9%. Of this increase, $74.0 million, or a 12.0% increase compared to 2010, was in contracting and $19.1 million, or an 11.2% increase compared to 2010, was in permanent recruitment revenue. Legal eDiscovery accounted for approximately 46% of the $74.0 million increase in contracting revenue in 2011. RPO accounted for approximately 46% of the $19.1 million increase in permanent recruitment revenue in 2011.

Revenue was $794.5 million for the year ended December 31, 2010, compared to $691.1 million for 2009, an increase of $103.4 million, or 15.0%. On a constant currency basis, the Company’s revenue increased $71.9 million or 10.0%. Of this increase, $37.9 million, or a 6.9% increase compared to 2009, was in contracting and $40.1 million, or a 33.6% increase compared to 2009, was in permanent recruitment revenue. The increase was partially offset by a $6.1 million, or 12.3%, decline in talent management revenue compared to 2009 primarily from counter-cyclical outplacement services.

•	Gross margin was $354.3 million for the year ended December 31, 2011, compared to $298.6 million for 2010, an increase of $55.7 million, or 18.7%. On a constant currency basis, the Company’s gross margin increased $37.5 million or 11.9%. Of this increase, $19.8 million, or an 18.3% increase compared to 2010, was in contracting gross margin and $18.4 million, or a 11.0% increase compared to 2010, was in permanent recruitment gross margin.

Gross margin was $298.6 million for the year ended December 31, 2010, compared to $260.5 million for 2009, an increase of $38.1 million, or 14.6%. On a constant currency basis, the Company’s gross margin increased $28.8 million or 10.7%. Of this increase, $38.7 million, or a 32.8% increase compared to 2009, was in permanent recruitment gross margin. The increase was partially offset by a $5.7 million, or 13.5%, decline in talent management gross margin compared to 2009 and a $3.7 million or 3.5% decline in contracting gross margin compared to 2009.

•	Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) were $329.9 million for the year ended December 31, 2011, as compared to $289.8 million for 2010, an increase of $40.1 million, or 13.8%. On a constant currency basis, the Company’s SG&A and Non-Op increased $22.8 million or 7.4%. SG&A and Non-Op, as a percentage of revenue, was 35.3% for the year ended December 31, 2011 as compared to 36.5% in 2010.

SG&A and Non-Op was $289.8 million for the year ended December 31, 2010, as compared to $276.2 million for 2009, an increase of $13.6 million, or 4.9%. On a constant currency basis, the Company’s SG&A and Non-Op increased less than $4.2 million or 1.5%. SG&A and Non-Op, as a percentage of revenue, was 36.5% for the year ended December 31, 2010 as compared to 39.5% for 2009.

•	Net income was $10.9 million for the year ended December 31, 2011, as compared to a net loss of $4.7 million for 2010. On a constant currency basis, the Company’s net income increased $16.0 million.

Net loss was $4.7 million for the year ended December 31, 2010, as compared to a net loss of $40.6 million for 2009. On a constant currency basis, the Company’s net loss decreased $37.2 million.

•	EBITDA was $23.6 million for the year ended December 31, 2011, as compared to $6.5 million for 2010. On a constant currency basis, the Company’s EBITDA increased $16.3 million.

EBITDA was $6.5 million for the year ended December 31, 2010, as compared to an EBITDA loss of $35.5 million for 2009. On a constant currency basis, the Company’s EBITDA increased $42.6 million.

Constant Currency

The Company operates on a global basis, with the majority of its gross margin generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. For the discussion of reportable segment results of operations, the Company uses constant currency information. Constant currency compares financial results between periods as if exchange rates had remained constant period-over-period. The Company defines the term “constant currency” to mean that financial data for a previously reported period are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the current period. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends. Changes in foreign currency exchange rates generally impact only reported earnings.

Changes in revenue, gross margin, selling, general and administrative expenses and other non-operating income (expense), operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010			2009
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	Currency translation	Constant currency
Revenue:
Hudson Americas	$192,217	$162,432	$34	$162,466	$161,872	$190	$162,062
Hudson Asia Pacific	359,108	303,619	33,731	337,350	252,302	37,966	290,268
Hudson Europe	382,411	$328,491	13,502	341,993	276,975	(6,704)	270,271
Total	$933,736	$794,542	$47,267	$841,809	$691,149	$31,452	$722,601
Gross margin:
Hudson Americas	$50,778	$39,417	$34	$39,451	$40,959	$175	$41,134
Hudson Asia Pacific	146,917	121,965	12,187	134,152	95,332	12,648	107,980
Hudson Europe	156,610	137,191	5,967	143,158	124,162	(3,454)	120,708
Total	$354,305	$298,573	$18,188	$316,761	$260,453	$9,369	$269,822
Selling, general and administrative expenses (“SG&A”) and other non-operating income (expense)(a):
Hudson Americas	$47,306	$37,308	$46	$37,354	$47,310	$173	$47,483
Hudson Asia Pacific	132,653	113,134	11,331	124,465	91,241	12,282	103,523
Hudson Europe	147,919	134,817	5,928	140,745	124,270	(3,018)	121,252
Corporate	2,065	4,554	—	4,554	13,369	—	13,369
Total	$329,943	$289,813	$17,305	$307,118	$276,190	$9,437	$285,627
Operating income (loss):
Hudson Americas	$5,351	$(2,499)	$(10)	$(2,509)	$(14,999)	$(51)	$(15,050)
Hudson Asia Pacific	18,384	10,822	850	11,672	(4,294)	(903)	(5,197)
Hudson Europe	14,156	5,050	308	5,358	(12,813)	(288)	(13,101)
Corporate	(20,456)	(18,991)	—	(18,991)	(17,347)	—	(17,347)
Total	$17,435	$(5,618)	$1,148	$(4,470)	$(49,453)	$(1,242)	$(50,695)
Net income (loss), consolidated	$10,909	$(4,685)	$(413)	$(5,098)	$(40,609)	$(1,294)	$(41,903)
EBITDA (loss)(b):
Hudson Americas	$3,482	$1,687	$(25)	$1,662	$(11,349)	$4	$(11,345)
Hudson Asia Pacific	14,180	8,847	860	9,707	(825)	(438)	(1,263)
Hudson Europe	8,071	1,086	(4)	1,082	(9,787)	(154)	(9,941)
Corporate	(2,091)	(5,117)	(1)	(5,118)	(13,505)	—	(13,505)
Total	$23,642	$6,503	$830	$7,333	$(35,466)	$(588)	$(36,054)

(a)	SG&A and other non-operating income (expense) is a measure that the management uses to evaluate the segments’ expenses, which include the following captions on the Consolidated Statements of Operations: salaries and related, office and general, marketing and promotion and other income (expense), net. Corporate management service allocations are included in the segments’ other income (expense).
(b)	See EBITDA reconciliation in the following section.

Use of EBITDA (Non-GAAP measure)

Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as the best indicator of operating performance and most comparable measure across the regions in which we operate. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, or net income prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) or as a measure of the Company’s profitability. EBITDA is derived from net income (loss) adjusted for the provision for (benefit from) for income taxes, interest expense (income), and depreciation and amortization. The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2011	2010	2009
Net income (loss)	$10,909	$(4,685)	$(40,609)
Adjusted for income (loss) from discontinued operations, net of income taxes	—	(244)	2,344
Income (loss) from continuing operations	10,909	(4,441)	(42,953)
Adjustments to income (loss) from continuing operations
Provision for (benefit from) income taxes	5,339	1,482	(5,750)
Interest expense, net	1,143	1,278	694
Depreciation and amortization expense	6,251	8,184	12,543
Total adjustments from income (loss) from continuing operations to EBITDA (loss)	12,733	10,944	7,487
EBITDA (loss)	$23,642	$6,503	$(35,466)

Temporary Contracting Data

The following table sets forth the Company’s temporary contracting revenue, temporary contracting gross margin, and gross margin as a percentage of revenue for the years ended December 31, 2011, 2010 and 2009. See Note 15 to the Consolidated Financial Statements for segment and reconciliation information.

	Year Ended December 31,
	2011	2010			2009
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA(a):
Temporary contracting revenue:
Hudson Americas	$181,272	$156,961	$1	$156,962	$156,435	$22	$156,457
Hudson Asia Pacific	244,562	208,267	24,695	232,962	182,632	29,627	212,259
Hudson Europe	266,831	220,093	8,634	228,727	182,713	(4,024)	178,689
Total	$692,665	$585,321	$33,330	$618,651	$521,780	$25,625	$547,405
Temporary contracting gross margin:
Hudson Americas	$40,202	$33,870	$2	$33,872	$35,555	$5	$35,560
Hudson Asia Pacific	37,642	32,168	3,754	35,922	29,635	4,880	34,515
Hudson Europe	50,359	37,108	1,510	38,618	37,601	(840)	36,761
Total	$128,203	$103,146	$5,266	$108,412	$102,791	$4,045	$106,836
Temporary contracting gross margin as a percent of temporary contracting revenue:
Hudson Americas	22.18%	21.58%	N/A	21.58%	22.73%	N/A	22.73%
Hudson Asia Pacific	15.39%	15.45%	N/A	15.42%	16.23%	N/A	16.26%
Hudson Europe	18.87%	16.86%	N/A	16.88%	20.58%	N/A	20.57%
Total	18.51%	17.62%	N/A	17.52%	19.70%	N/A	19.52%

(a)	Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Results of Operations

The Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010 and the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Hudson Americas (reported currency)

Revenue

	Year Ended December 31,
	2011	2010	2009
$ in millions	As reported	As reported	As reported
Hudson Americas
Revenue	$192.2	$162.4	$161.9

Revenue was $192.2 million for the year ended December 31, 2011, as compared to $162.4 million for 2010, an increase of $29.8 million or 18.3%. Contracting and permanent recruitment revenue increased $24.3 million and $5.5 million or 15.5% and 100.6%, respectively. Contracting revenue represented approximately 94% of Hudson Americas’ 2011 revenue. The increase in revenue reflected the Company’s sale of higher-value recruitment services and solutions to new and existing clients.

Contracting revenue in Legal, the segment’s largest practice, increased $24.2 million or 22.3%, primarily due to the eDiscovery offering, which provides information management solutions for large, complex transaction and regulatory actions. RPO, which allows clients to transfer all or part of their recruitment process to Hudson, accounted for the increase in permanent recruitment revenue. The revenue increase in this practice featured new client wins and achievement of incentive levels with certain existing clients.

Revenue was $162.4 million for the year ended December 31, 2010, as compared to $161.9 million for 2009, an increase of $0.6 million or 0.3%. Of this increase, $0.5 million or 0.3% was in contracting revenue. Permanent recruitment revenue remained flat as compared to 2009. Contracting revenue represents substantially all of Hudson Americas’ 2010 revenue.

Revenue in Legal, the segment’s largest practice, increased $12.4 million or 12.8% and was due to projects resuming in litigation and antitrust, partially offset by lower average bill rates. The increase was partially offset by other contracting, which declined $11.9 million or 19.8%. The decline in other contracting was largely driven by Financial Solutions due to a lack of a meaningful recovery in this practice and lower bill rates. IT contracting revenue declined slightly compared to 2009 but showed growth in the latter part of 2010 as demand for IT services improved.

Gross margin

	Year Ended December 31,
	2011	2010	2009
$ in millions	As reported	As reported	As reported
Hudson Americas
Gross margin	$50.8	$39.4	$41.0
Gross margin as a % of revenue	26.4%	24.3%	25.3%
Contracting gross margin as a percent of contracting revenue:	22.2%	21.6%	22.7%

Gross margin was $50.8 million for the year ended December 31, 2011, as compared to $39.4 million for 2010, an increase of $11.4 million or 28.8%. Contracting and permanent recruitment gross margins increased $6.3 million and $5.1 million or 18.7% and 94.7%, respectively, as compared to 2010.

Almost the entire $6.3 million increase in contracting gross margin was in Legal and was driven principally by eDiscovery as noted above. Almost the entire $5.1 million increase in permanent recruitment gross margin was attributable to RPO as noted above.

Contracting gross margin as a percentage of revenue was 22.2% for the year ended December 31, 2011, as compared to 21.6% for 2010. The increase was driven by the higher margins in Legal eDiscovery. Total gross margin as a percentage of revenue increased to 26.4% from 24.3% in 2010 and resulted from the significant growth in RPO as well as the higher contracting gross margin as described above.

Gross margin was $39.4 million for the year ended December 31, 2010, as compared to $41.0 million for 2009, a decrease of $1.5 million or 3.8%. Gross margin from permanent recruitment was flat as compared to 2009 with the entire gross margin decline occurring in contracting. The decline in contracting gross margin resulted from a change in mix, driven by lower margin Legal Services, which represented a greater proportion of the revenue as demand for higher margin Financial Solutions lagged.

Contracting gross margin as a percentage of contracting revenue was 21.6% as compared to 22.7% for 2009. The decrease was due to a mix shift toward Legal Services, which has lower average gross margins compared to Financial Solutions and IT contracting. Total gross margin, as a percentage of total revenue, was 24.3% compared to 25.3% for 2009, and the decrease was primarily due to the contracting gross margin percentage.

Selling, general and administrative expenses and non-operating income (expenses)

	Year Ended December 31,
	2011	2010	2009
$ in millions	As reported	As reported	As reported
Hudson Americas
SG&A and other non-operating income (expense)	$47.3	$37.3	$47.3
SG&A and other non-operating income (expense) as a % of revenue	24.6%	23.0%	29.2%

SG&A and non-operating income (expense) was $47.3 million for the year ended December 31, 2011 as compared to $37.3 million for 2010, an increase of $10.0 million or 26.7%. The increase was primarily due to greater staff compensation resulting from the higher gross margin, which increased 28.8%. SG&A and non-operating income (expense), as a percentage of revenue, was 24.6% as compared to 23.0% for 2010. The increase resulted from the non-recurrence of approximately $3.9 million in gains from the collection of a note receivable, sale of warrants and recovery for unclaimed property. Excluding these gains, SG&A and non-operating income (expense) as a percentage of revenue was nearly flat as compared to 2010.

SG&A and non-operating income (expense) was $37.3 million for the year ended December 31, 2010, as compared to $47.3 million for 2009, a decrease of $10.0 million or 21.1%. The decrease was primarily due to savings from the restructuring program completed in 2009, lower reorganization expenses and the realization of proceeds from the sale of warrants and settlement of a note receivable in connection with the sale of ETS division. SG&A and non-operating income (expense), as a percentage of revenue, was 23.0% as compared to 29.2% for 2009.

Operating Income and EBITDA

	Year Ended December 31,
	2011	2010	2009
$ in millions	As reported	As reported	As reported
Hudson Americas
Operating income (loss):	$5.4	$(2.5)	$(15.0)
EBITDA (loss)	$3.5	$1.7	$(11.3)
EBITDA (loss) as a % of revenue	1.8%	1.0%	-7.0%

EBITDA was $3.5 million for the year ended December 31, 2011, as compared to $1.7 million for 2010, an increase of $1.8 million. EBITDA, as a percentage of revenue, was 1.8% as compared to 1.0% for 2010. The increase in EBITDA was primarily due to the growth in gross margin.

Operating income was $5.4 million for the year ended December 31, 2011, compared to an operating loss of $2.5 million for 2010, an increase in operating income of $7.9 million. Operating income, as a percentage of revenue, was 2.8% for the year ended December 31, 2011, compared to an operating loss of 1.5% for 2010. The increase in operating income was primarily due to the factors affecting EBITDA.

EBITDA was $1.7 million for the year ended December 31, 2010, compared to an EBITDA loss of $11.3 million for 2009, an increase in EBITDA of $13.0 million. EBITDA, as a percentage of revenue, was 1.0% for the year ended December 31, 2010, compared to an EBITDA loss as a percentage of revenue of 7.0% for 2009. The increase in EBITDA was primarily due to savings resulting largely from the prior years’ restructuring initiatives and gains from recovery of a note receivable, unclaimed property and sale of warrants in 2010.

Operating loss was $2.5 million for the year ended December 31, 2010, compared to an operating loss of $15.0 million for 2009, a decrease in operating loss of $12.5 million. Operating loss, as a percentage of revenue, was 1.5% for the year ended December 31, 2010, compared to 9.3% for 2009.

Hudson Asia Pacific (constant currency)

Revenue

	Year Ended December 31,
	2011	2010		2009
$ in millions	As reported	As reported	Constant currency	As reported	Constant currency
Hudson Asia Pacific
Revenue	$359.1	$303.6	$337.4	$252.3	$290.3

Revenue was $359.1 million for the year ended December 31, 2011, as compared to $337.4 million for 2010, an increase of $21.8 million or 6.4%. Permanent recruitment and contracting revenue accounted for the vast majority of the region’s revenue, which grew $12.2 million and $11.6 million or 13.9% and 5.0%, respectively. Talent management revenue decreased $1.6 million or 11.9% as compared to 2010.

Australia accounted for the vast majority of the increase, which was principally driven by growth in permanent recruitment and contracting revenue of $11.6 million and $6.7 million, or 24.0% and 3.4%, respectively. The increase in permanent recruitment revenue was led by RPO, which accounted for nearly one third of the growth, followed by the accounting & finance and IT&T practices. The revenue increase in contracting was led by the natural resources sector, which benefited almost all of our practices, particularly accounting & finance and marketing. In Mainland China, permanent recruitment revenue increased $3.4 million or 22.1%, primarily in our industrial practice.

Revenue was $303.6 million for the year ended December 31, 2010, as compared to $290.3 million for 2009, an increase of $13.4 million or 4.6%. Permanent recruitment revenue increased $23.3 million or 40.4%. Talent management and contracting revenue decreased $6.0 million and $4.0 million, or 33.7% and 1.9%, respectively, as compared to 2009.

Australia and Mainland China accounted for the majority of the revenue increase, driven principally by permanent recruitment, with $12.0 million or 38.3% in Australia and $5.6 million or 60.8% in Mainland China. The increase in permanent recruitment revenue was driven by RPO and services in the natural resource sector. Talent management revenue decreased in Australia due to lesser outplacement services as the economy improved. The entire decline in contracting revenue was in Australia, where clients focused more on permanent hiring following the 2009 economic slowdown.

Gross margin

	Year Ended December 31,
	2011	2010		2009
$ in millions	As reported	As reported	Constant currency	As reported	Constant currency
Hudson Asia Pacific
Gross margin	$146.9	$122.0	$134.2	$95.3	$108.0
Gross margin as a % of revenue	40.9%	40.2%	39.8%	37.8%	37.2%
Contracting gross margin as a percent of contracting revenue:	15.4%	15.4%	15.4%	16.2%	16.3%

Gross margin was $146.9 million for the year ended December 31, 2011, as compared to $134.2 million for 2010, an increase of $12.8 million or 9.5%. Permanent recruitment and contracting gross margins grew $12.1 million and $1.7 million or 13.9% and 4.8%, respectively.

Australia accounted for the vast majority of the increase, with $11.3 million in permanent recruitment and $0.7 million in contracting, or 23.8% and 2.3%, respectively. RPO led the increase in permanent recruitment gross margin and accounted for nearly half the growth, followed by the accounting & finance and IT&T practices. The gross margin increase in contracting was led by the accounting and finance and engineering practices. In Mainland China, permanent recruitment gross margin increased $3.5 million or 23.0%, primarily in the industrial practice.

Contracting gross margin, as a percentage of revenue, was flat at 15.4% for the years ended December 31, 2011 and 2010. Total gross margin, as a percentage of revenue, was 40.9% compared to 39.8% for 2010 and resulted principally from the higher mix in permanent recruitment revenue.

Gross margin was $122.0 million for the year ended December 31, 2010, as compared to $108.0 million for 2009, an increase of $14.0 million or 13.0%. Permanent recruitment gross margin increased $22.3 million or 38.8%. Talent management and contracting gross margins decreased $5.8 million and $2.3 million, or 38.4% and 6.8%, respectively, as compared to 2009.

Australia and Mainland China accounted for the majority of the gross margin increase, driven principally by permanent recruitment, with $11.3 million or 35.9% in Australia and $5.5 million or 59.6% in Mainland China. The increase in permanent recruitment gross margin was due to the same reasons as discussed above with respect to revenue. Gross margin in talent management declined primarily due to lower demand for outplacement services as the economy recovered. Contracting gross margin declined primarily due to fewer contractors on billing and a shift in mix between office support and professional contract projects.

Contracting gross margin, as a percentage of revenue, was 15.5% compared to 16.2% for 2009, with the decrease in contracting gross margin percentage due principally to the shift in mix to lower margin business and pricing pressure. Total gross margin, as a percentage of total revenue, was 40.2% compared to 37.2% for 2009, with the increase primarily attributable to the proportionately greater increase in permanent recruitment revenue in 2010.

Selling, general and administrative expenses and non-operating income (expenses)

	Year Ended December 31,
	2011	2010		2009
$ in millions	As reported	As reported	Constant currency	As reported	Constant currency
Hudson Asia Pacific
SG&A and other non-operating income (expense)	$132.7	$113.1	$124.5	$91.2	$103.5
SG&A and other non-operating income (expense) as a % of revenue	36.9%	37.3%	36.9%	36.2%	35.7%

SG&A and non-operating income (expense) was $132.7 million for the year ended December 31, 2011 as compared to $124.5 million for 2010, an increase of $8.2 million or 6.6%. The increase was primarily due to the salaries and costs related to the higher gross margin of 9.5% and higher corporate management fees. SG&A and non-operating income (expense), as a percentage of revenue, was flat at 36.9% for 2011 and 2010.

SG&A and non-operating income (expense) was $113.1 million for the year ended December 31, 2010 as compared to $103.5 million for the 2009, an increase of $9.6 million or 9.3%. The increase was primarily due to increased staff to support the revenue demand and higher corporate management fees. SG&A and non-operating income (expense), as a percentage of revenue, was 37.3% in 2010 as compared to 35.7% in 2009.

Operating Income and EBITDA

	Year Ended December 31,
	2011	2010		2009
$ in millions	As reported	As reported	Constant currency	As reported	Constant currency
Hudson Asia Pacific
Operating income (loss):	$18.4	$10.8	$11.7	$(4.3)	$(5.2)
EBITDA (loss)	$14.2	$8.8	$9.7	$(0.8)	$(1.3)
EBITDA (loss) as a % of revenue	3.9%	2.9%	2.9%	-0.3%	-0.4%

EBITDA was $14.2 million for the year ended December 31, 2011, as compared to $9.7 million for 2010, an increase of $4.5 million. EBITDA, as a percentage of revenue, was 3.9% as compared to 2.9% for 2010. The increase in EBITDA was primarily from higher mix of permanent recruitment.

Operating income was $18.4 million for the year ended December 31, 2011, as compared to $11.7 million for 2010, an increase of $6.7 million. Operating income, as a percentage of revenue, was 5.2% compared to 3.5% for 2010. The increase in operating income was primarily due to the factors affecting EBITDA.

EBITDA was $8.8 million for the year ended December 31, 2010, as compared to an EBITDA loss of $1.3 million for 2009, an increase in EBITDA of $10.1 million. EBITDA, as a percentage of revenue, was 2.9% compared to an EBITDA loss as a percentage of revenue of 0.4% for 2009. The increase in EBITDA was primarily from higher permanent recruitment gross margins.

Operating income was $10.8 million for the year ended December 31, 2010, as compared to an operating loss of $5.2 million for 2009, an increase in operating income of $16.0 million. Operating income, as a percentage of revenue, was 3.6% compared to an operating loss as a percentage of revenue of 1.8% for 2009. The increase in operating income was primarily due to the factors affecting EBITDA.

Hudson Europe (constant currency)

Revenue

	Year Ended December 31,
	2011	2010		2009
$ in millions	As reported	As reported	Constant currency	As reported	Constant currency
Hudson Europe
Revenue	$382.4	$328.5	$342.0	$277.0	$270.3

Revenue was $382.4 million for the year ended December 31, 2011, as compared to $342.0 million for December 2010, an increase of $40.4 million or 11.8%. Contracting, permanent recruitment and talent management revenue grew $38.0 million, $1.4 million and $1.0 million or 16.6%, 1.8% and 3.0%, respectively.

The U.K. led the increase in contracting revenue with $31.7 million or 17.0%. The increase was primarily in Legal, including eDiscovery, and Information Technology and Telecom (“IT&T”). Permanent recruitment revenue decreased $2.8 million or 7.1%, largely due to a contraction of the banking and finance industry, which affected the majority of our practices.

In Continental Europe, revenue increased $12.0 million or 10.9%. Contracting and permanent recruitment revenue increased $6.3 million and $4.5 million or 14.8% and 12.5%, respectively. Talent management revenue was flat as compared to 2010. The increase in contracting revenue was primarily driven by interim management, a practice which provides temporary senior management professionals, in Belgium, and the legal and finance practices in the Netherlands. Permanent recruitment revenue increased primarily from the retained placement practices in Belgium and France.

Revenue was $328.5 million for the year ended December 31, 2010, as compared to $270.3 million for 2009, an increase of $58.2 million or 21.5%. Contracting and permanent recruitment revenue increased $41.5 million and $17.0 million or 23.2% and 30.1%, respectively. Talent management revenue was flat as compared to 2009.

The U.K. accounted for the entire revenue increase with contracting and permanent recruitment revenue increases of $46.8 million and $12.0 million, or 35.2% and 46.8%, respectively, as compared to 2009. These increases were driven primarily by improvement in the finance and banking and IT practices, partially offset by a reduction in revenue from the public sector.

In Continental Europe, overall revenue was largely flat as compared to 2009. However, permanent recruitment revenue increased $4.2 million or 14.2%, primarily in the retained placement practices in France and Belgium. Contracting revenue declined $5.2 million, or 11.4%, primarily in the Netherlands and was attributed to contractions in government spending at all levels as well as increased competition. Conditions did however begin to improve during the fourth quarter of 2010 as revenue increased by approximately 16% as compared to the third quarter of 2010.

Gross margin

	Year Ended December 31,
	2011	2010		2009
$ in millions	As reported	As reported	Constant currency	As reported	Constant currency
Hudson Europe
Gross margin	$156.6	$137.2	$143.2	$124.2	$120.7
Gross margin as a % of revenue	41.0%	41.8%	41.9%	44.8%	44.7%
Contracting gross margin as a percent of contracting revenue:	18.9%	16.9%	16.9%	20.6%	20.6%

Gross margin was $156.6 million for the year ended December 31, 2011, as compared to $143.2 million for December 2010, an increase of $13.5 million or 9.4%. Contracting and permanent recruitment gross margins increased by $11.7 million and $1.2 million or 30.4% and 1.6%, respectively, as compared to 2010. Talent management gross margin was flat as compared to 2010.

The U.K. led the increase in contracting gross margin with $10.0 million or 35.2%. The increase was primarily in Legal, including eDiscovery, and IT&T. Permanent recruitment gross margin decreased $3.0 million or 8.0%, largely due to a contraction of the banking and finance industry but was partially offset by an increase in the Legal practice.

In Continental Europe, the gross margin increased $7.3 million or 10.1%. Permanent recruitment and contracting gross margins increased $4.4 million and $1.8 million or 12.5% and 17.2%, respectively. The increase in permanent recruitment and contracting gross margin was for the same reasons as described for revenue above.

Contracting gross margin as a percentage of contracting revenue was 18.9% for the year ended December 31, 2011, as compared to 16.9% for 2010. The increase was largely driven by the higher margins in our Legal eDiscovery business. Total gross margin, as a percentage of total revenue, was 41.0% as compared to 41.9% for 2010 and was primarily due to mix between contracting and permanent placement.

Gross margin was $137.2 million for the year ended December 31, 2010, as compared to $120.7 million for 2009, an increase of $16.5 million or 13.7%. Permanent recruitment gross margin led the increase with $16.5 million or 30.1%. Contracting and talent management gross margins were flat as compared to 2009.

The U.K. accounted for the majority of the increase in gross margin with permanent recruitment and contracting gross margins increasing $11.6 million and $3.9 million, or 47.4% and 16.6%, respectively. These increases were primarily driven by our services to the banking sector.

In Continental Europe, the overall gross margin was nearly flat as compared to 2009. Permanent recruitment gross margin increased $4.2 million or 14.2%, primarily in France and Belgium for the same reasons as discussed for revenue. Contracting gross margin decreased $3.5 million or 26.6% primarily in the Netherlands due to lower average bill rates from increased competition for public sector work, and adjustments for payroll taxes.

Contracting gross margin as a percentage of revenue was 16.9% as compared to 20.6% in 2009. The decline was partially driven by a shift in client mix towards clients with higher volume and lower margins, increased competition in the Netherlands and a shift in country mix. The shift in country mix was due to a revenue increase in the U.K., a country with historically lower gross margin percentages, combined with a decline of revenue in the Netherlands, a country with historically higher gross margin percentages. Total gross margin, as a percentage of total revenue, was 41.8% as compared to 44.7% for 2009, with the decline in total gross margin percentage primarily related to the contracting gross margin percentage.

Selling, general and administrative expenses and non-operating income (expenses)

	Year Ended December 31,
	2011	2010		2009
$ in millions	As reported	As reported	Constant currency	As reported	Constant currency
Hudson Europe
SG&A and other non-operating income (expense)	$147.9	$134.8	$140.7	$124.3	$121.3
SG&A and other non-operating income (expense) as a % of revenue	38.7%	41.0%	41.2%	44.9%	44.9%

SG&A and non-operating income (expense) was $147.9 million for the year ended December 31, 2011 as compared to $140.7 million for the 2010, an increase of $7.2 million or 5.1%. The increase was primarily due to higher performance-based compensation resulting from the higher gross margin, which increased 9.4%. SG&A and non-operating income (expense), as a percentage of revenue, was 38.7% as compared to 41.2% for 2010. The improvement was primarily due to proportionately lower support staff costs in relation to the increase in contracting revenue.

SG&A and non-operating income (expense) was $134.8 million for the year ended December 31, 2010, as compared to $121.3 million for 2009, an increase of $13.6 million or 11.2%. The increase was primarily due to higher staff compensation resulting from the growth in gross margin of 13.7% and higher corporate management service allocations. SG&A and non-operating income (expense), as a percentage of revenue, was 41.0% as compared to 44.9% for 2009. The improvement was primarily due to savings resulting largely from the restructuring program completed in 2009.

Operating Income and EBITDA

	Year Ended December 31,
	2011	2010		2009
$ in millions	As reported	As reported	Constant currency	As reported	Constant currency
Hudson Europe
Operating income (loss):	$14.2	$5.1	$5.4	$(12.8)	$(13.1)
EBITDA (loss)	$8.1	$1.1	$1.1	$(9.8)	$(9.9)
EBITDA (loss) as a % of revenue	2.1%	0.3%	0.3%	-3.5%	-3.7%

EBITDA was $8.1 million for the year ended December 31, 2011, as compared to $1.1 million for 2010, an increase of $7.0 million. EBITDA, as a percentage of revenue, was 2.1% as compared to 0.3% for 2010. The increase in EBITDA was primarily from higher contracting margins and higher productivity.

Operating income was $14.2 million for the year ended December 31, 2011, as compared to $5.4 million for 2010, an increase of $8.8 million. Operating income, as a percentage of revenue, was 3.8% compared to 1.6% for 2010. The increase in operating income was primarily due to the factors affecting EBITDA.

EBITDA was $1.1 million for the year ended December 31, 2010, as compared to an EBITDA loss of $9.9 million for 2009, an increase in EBITDA of $11.0 million. EBITDA, as a percentage of revenue, was 0.3% compared to an EBITDA loss as a percentage of revenue of 3.7% for 2009. The increase in EBITDA was primarily from higher permanent recruitment gross margins and savings resulting from the prior years’ restructuring initiatives, including the non-recurrence of the restructuring charges.

Operating income was $5.1 million for the year ended December 31, 2010, as compared to an operating loss of $13.1 million for 2009, an increase in operating income of $18.2 million. Operating income, as a percentage of revenue, was 1.5% compared to an operating loss as a percentage of revenue of 4.9% for 2009. The increase in operating income was primarily due to the factors affecting EBITDA.

The following are discussed in reported currency

Corporate and Other

Corporate expenses were $2.1 million for the year ended December 31, 2011, as compared to $4.6 million for 2010, a decrease of $2.5 million or 54.6%. The decrease was primarily due to a larger allocation of corporate management fees charged to the reportable segments and decreased professional fees. These reductions were partially offset by increased staff costs for incentive compensation based on improved results for 2011 and costs incurred in connection with the change in the Company’s Chief Executive Officer. Corporate EBITDA loss was $2.1 million for the year ended December 31, 2011, as compared to an EBITDA loss of $5.1 million for 2010, a decrease in EBITDA loss of $3.0 million. The decrease in EBITDA loss was primarily due to the factors discussed above.

Corporate expenses were $4.6 million for the year ended December 31, 2010, as compared to $13.4 million for 2009, a decrease of $8.8 million or 66.0%. The decrease was primarily due to the larger allocation of corporate management fees charged to the reportable segments of approximately $10.6 million partially offset by higher performance based compensation of $2.0 million resulting from the improvement in consolidated results. EBITDA loss was $5.1 million for the year ended December 31, 2010, as compared to an EBITDA loss of $13.5 million for 2009, a decrease in EBITDA loss of $8.4 million. The decrease in EBITDA loss was primarily due to the factors discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense was $6.3 million for the year ended December 31, 2011, as compared to $8.2 million for 2010, a decrease of $1.9 million or 23.6%. The decrease was primarily due to reduced capital expenditures in recent years.

Depreciation and amortization expense was $8.2 million for the year ended December 31, 2010, as compared to $12.5 million for 2009, a decrease of $4.4 million or 34.7%. The decrease was primarily due to reduced capital expenditures in recent years.

Interest Expense

Interest expense, net of interest income was nearly flat at $1.1 million for the year ended December 31, 2011 compared to $1.3 million for 2010.

Interest expense, net of interest income was $1.3 million for the year ended December 31, 2010, as compared to $0.7 million for 2009, an increase of $0.6 million. Interest expense for the year ended December 31, 2010 included a $0.3 million write-off of unamortized deferred financing costs related to the early termination of the Company’s credit agreement with Wells Fargo Capital Finance, Inc.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the year ended December 31, 2011 was $5.3 million on $16.3 million of pre tax income, as compared to a provision for income taxes of $1.5 million on a $3.0 million pre tax loss for 2010. The effective tax rate for the year ended December 31, 2011 was 32.9%, as compared to negative 50.1% for 2010. The change in the Company’s effective tax rate for the year ended December 31, 2011 as compared to 2010 resulted from an overall increase in worldwide pre tax income, including the U.S., Canada and New Zealand in which regions the Company has historically been unable to record tax benefits on operating losses. The effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the utilization of U.S. net operating losses, partially offset by the inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, non-deductible expenses and foreign tax rates that vary from that in the U.S.

The provision for income taxes for the year ended December 31, 2010 was $1.5 million on a $3.0 million pre tax loss, as compared to a benefit from income taxes of $5.8 million on a $48.7 million pre tax loss for 2009. The effective tax rate for the year ended December 31, 2010 was negative 50.1%, as compared to 11.8% for 2009. The change in the Company’s effective tax rate compared to 2009 resulted primarily from a reduction in the Company’s pre-tax losses in jurisdictions where we obtain tax benefits and the inability to obtain benefits from losses incurred in other jurisdictions. The effective tax rate differs from the U.S. federal statutory rate of 35% due to the inability to recognize tax benefits on net losses in the U.S. and certain other foreign jurisdictions, state taxes, certain non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.

Net Income (Loss) from Continuing Operations

Net income from continuing operations was $10.9 million for the year ended December 31, 2011, as compared to a net loss from continuing operations of $4.4 million for 2010, an increase in net income from continuing operations of $15.4 million. Basic and diluted earnings per share from continuing operations were $0.35 and 0.34, respectively, for the year ended December 31, 2011, as compared to a basic and diluted loss per share from continuing operations of $0.15 for 2010.

Net loss from continuing operations was $4.4 million for the year ended December 31, 2010, as compared to a net loss from continuing operations of $43.0 million for 2009, a decrease in net loss from continuing operations of $38.5 million. Basic and diluted loss per share from continuing operations were $0.15 for the year ended December 31, 2010, as compared to a basic and diluted loss per share from continuing operations of $1.65 for 2009.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations was $0 for year ended December 31, 2011.

Net loss from discontinued operations was $0.2 million for the year ended December 31, 2010, as compared to net income from discontinued operations of $2.3 million for 2009, a decrease in net income from discontinued operations of $2.6 million. Net income from discontinued operations for the year ended December 31, 2009 included the receipt of the final earn-out payment of $11.6 million as a result of the Company’s former Highland reporting unit achieving certain 2008 revenue metrics as defined in the sales agreement, partially offset by operating losses from discontinued operations for Japan and Italy of $2.7 million and $2.2 million, respectively. Basic and diluted loss per share from discontinued operations was $0.01 for the year ended December 31, 2010, as compared to basic and diluted earnings per share from discontinued operations of $0.09 for 2009.

Net Income (Loss)

Net income was $10.9 million for the year ended December 31, 2011, as compared to a net loss of $4.7 million for 2010, an increase in net income of $15.6 million. Basic and diluted earnings per share were $0.35 and $0.34, respectively, for the year ended December 31, 2011, as compared to basic and diluted loss per share of $0.16 for 2010.

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

Cash flows

	For The Year Ended December 31,
(In millions)	2011	2010	2009
Net cash provided by (used in) operating activities	$13.3	$(14.5)	$(27.0)
Net cash provided by (used in) investing activities	(6.4)	(0.1)	6.8
Net cash provided by (used in) financing activities	1.6	7.6	4.4
Effect of exchange rates on cash and cash equivalents	(0.7)	0.5	2.7
Net increase (decrease) in cash and cash equivalents	$7.8	$(6.5)	$(13.1)

Cash Flows Provided by (Used in) Operating Activities

For the year ended December 31, 2011, net cash provided by operating activities was $13.3 million as compared to net cash used in operating activities of $14.5 million for 2010, an increase in net cash provided by operating activities of $27.7 million. The improvement was driven by the increase in net income, lower payments for the prior years restructuring programs and improved accounts receivable collection in the current year.

For the year ended December 31, 2010, net cash used in operating activities was $14.5 million, compared to $27.0 million for 2009, a decrease in net cash used in operating activities of $12.5 million. The decrease was primarily due to lower net operating losses from continuing operations and lower payments related to the 2009 restructuring program in 2010 offset principally by an increase in working capital as a result of the growth in contracting revenue in 2010.

Cash Flows Provided by (Used in) Investing Activities

For the year ended December 31, 2011, net cash used in investing activities was $6.4 million compared to less than $0.1 million for 2010, an increase in net cash used in investing activities of $6.4 million. The driver of the increase was higher capital expenditures, primarily for investments in information technology and the non-recurrence of the sale of warrants, partially offset by the final earn-out payment for the Tony Keith acquisition in the prior year.

For the year ended December 31, 2010, net cash used in investing activities was less than $0.1 million compared to net cash provided by investing activities of $6.8 million for 2009, a decrease in net cash provided by investing activities of $6.9 million. The primary source of net cash from investing activities in 2010 was $6.2 million of proceeds from instruments related to the sale of Hudson Americas’ ETS division offset by capital expenditures and a restricted deposit in support of a lease in Australia. The primary source of net cash from investing activities in 2009 was the receipt of the final earn out payment of $11.6 million from the sale of Highland Partners partially offset by capital expenditures.

Cash Flows Provided by (Used in) Financing Activities

For the year ended December 31, 2011, net cash provided by financing activities was $1.6 million as compared to $7.6 million for 2010, a decrease in net cash provided by financing activities of $5.9 million. The decrease was primarily due to the non-recurrence of $19.2 million from the issuance of common stock, partially offset by increased net borrowings of $11.4 million for incremental working capital and the non-recurrence of $2.1 million of payments in the prior year associated with the change in our credit facility.

For the year ended December 31, 2010, net cash provided by financing activities was $7.6 million compared to $4.4 million for 2009, an increase in net cash provided by financing activities of $3.2 million. The increase was primarily due to $19.2 million of proceeds from the issuance of common stock, partially offset by an increase in net repayments under the Company’s credit facilities of $14.5 million and payment of deferred financing costs of $1.5 million.

Credit Agreements

Credit Agreement with RBS Citizens Business Capital

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), and on February 22, 2012, the Company and certain of its North American and U.K. subsidiaries entered into an amendment to the senior secured revolving credit facility with RBS (as amended, the “Revolver Agreement”). The Revolver Agreement provides the Company with the ability to borrow up to $40.0 million, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50.0 million, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the U.K. and North America operations, less required reserves. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1.5 million of deferred fmancing costs, which are being amortized over the term of the agreement. The maturity date of the Revolver Agreement is August 5, 2014. Prior to the amendment, borrowings could be made with an interest rate based on a base rate plus 2% or on the LIBOR rate for the applicable period plus 3%. The applicable margin for each rate is based on the Company's Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company.

The amendment, which was deemed to be effective on February 1, 2012, lowered the unused credit line fee, which is set at one of two rates depending upon the Company's credit line usage under the Revolver Agreement, from 0.625% per annum to 0.50% per annum and from 0.40% per annum to 0.375% per annum. The amendment also lowered the applicable margin for the interest rate on borrowings based on the Company's Fixed Charge Coverage Ratio (as defined in the Revolver Agreement) as follows:

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

The details of the Revolver Agreement as of December 31, 2011 were as follows:

(In millions)	December 31, 2011
Borrowing base	$33.1
Less: adjustments to the borrowing base
Minimum availability	(5.0)
Outstanding letters of credits	(2.7)
Adjusted borrowing base	25.4
Less: outstanding borrowing	—
Additional borrowing availability	$25.4
Interest rates on outstanding borrowing	5.25%

The Revolver Agreement contains various restrictions and covenants including: (1) a requirement to maintain a minimum excess availability of $10.0 million(a) until such time as for two consecutive fiscal quarters (i) the Company’s Fixed Charge Coverage Ratio is at least 1.2x and (ii) the Company’s North American and U.K. operations, for the four fiscal quarters then ending, have an EBITDA (as defined in the Revolver Agreement) for such twelve month period of not less than $0.5 million as of the end of each fiscal quarter during the fiscal year 2011 and $1.0 million at the end of each fiscal quarter thereafter; thereafter a requirement to maintain a minimum availability of $5.0 million, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $0.5 million during the fiscal year 2011 and $1.0 million thereafter; (2) a limit on the payment of dividends of not more than $5.0 million per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25.0 million in cash and $25.0 million in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4.0 million per year. The Company was in compliance with all covenants under the Revolver Agreement as of December 31, 2011.

Credit Agreement with Westpac Banking Corporation

On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a Facility Agreement, dated November 29, 2011 (the “Facility Agreement”), with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”).

(a)	Effective July 1, 2011, the minimum excess availability was reduced to $5.0 million as a result of the Company meeting the aforementioned requirements.

The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $20.4 million (AUD20.0 million) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2.7 million (NZD3.5 million) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $5.1 million (AUD5.0 million) (“Tranche C”) for the Australian subsidiary.

The Facility Agreement does not have a stated maturity date and can be terminated by Westpac upon 90 days written notice. Borrowings under Tranche A may be made with an interest rate based on the Invoice Finance 30-day Bank Bill Rate (as defined in the Facility Agreement) plus a margin of 0.75%, which was 6.47% as of December 31, 2011. Borrowings under Tranche B may be made with an interest rate based on the Commercial Lending Rate (as defined in the Facility Agreement) plus a margin of 0.83%, which was 6.03% as of December 31, 2011. Each of Tranche A and Tranche B bears a fee, payable monthly, equal to 0.65% of the size of Westpac’s commitment under such tranche. Borrowings under Tranche C may be made incurring a fee equal to 1.10% of the face value of the financial guarantee requested. Amounts owing under the Facility Agreement are secured by substantially all of the assets of the Australian subsidiary, its Australian parent company and the New Zealand subsidiary (collectively, the “Obligors”) and certain of their subsidiaries.

The details of the Facility Agreement as of December 31, 2011 were as follows:

(In millions)	December 31, 2011
Tranche A:
Borrowing capacity	$20.4
Less: outstanding borrowing	(3.4)
Additional borrowing availability	$17.0
Interest rates on outstanding borrowing	6.47%
Tranche B:
Borrowing capacity	$2.7
Less: outstanding borrowing	—
Additional borrowing availability	$2.7
Interest rates on outstanding borrowing	6.03%
Tranche C:
Borrowing capacity	$5.1
Less: outstanding borrowing	—
Additional borrowing availability	$5.1
Interest rates on outstanding borrowing	1.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $17.9 million (AUD17.5 million); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve month period; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all covenants under the Facility Agreement as of December 31, 2011.

Other Credit Agreements

The Company also has lending arrangements with local banks through its subsidiaries in Belgium, the Netherlands, Singapore and Mainland China. As of December 31, 2011, the Netherlands subsidiary could borrow up to $3.5 million (€2.7 million) based on an agreed percentage of accounts receivable related to its operations. In May 2011, the Belgium subsidiary replaced its previous accounts receivable based lending arrangement with a $1.3 million (€1.0 million) overdraft facility with the same financial institution effective

July 1, 2011. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus a margin, and were 3.4% and 3.7%, respectively, as of December 31, 2011. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.7 million (SGD1.0 million) for working capital purposes effective January 28, 2011. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate, plus 1.75%, and was 6% on December 31, 2011. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. In Mainland China, the Company’s subsidiary can borrow up to $1.0 million for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points, and was 8.1% on December 31, 2011. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of December 31, 2011.

The average outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and Mainland China was $12.5 million for the year ended December 31, 2011. The weighted average interest rate on all outstanding borrowings for the year ended December 31, 2011 was 6.25%.

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

After this offering, the Company may issue up to $9.0 million equivalent of securities or combinations of securities under the 2009 Shelf Registration.

Liquidity Outlook

The Company had a total liquidity of $89.1 million as of December 31, 2011, which included $37.3 million of cash and cash equivalents on hand and $51.8 million of additional borrowings availability under the Revolver Agreement, the Facility Agreement with Westpac and other lending arrangements in Belgium, the Netherlands, Singapore and Mainland China. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s total liquidity as of December 31, 2011. The Company’s near-term cash requirements during 2012 are primarily related to funding operations and capital expenditures. In 2012, the Company expects to make capital expenditures of approximately $7.0 million to $9.0 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

At December 31, 2011, $13.6 million of the Company’s cash and cash equivalents noted above was held in the United States and the remainder was held internationally, primarily in the United Kingdom, Mainland China, Belgium, the Netherlands, and Singapore. The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside the United States except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision. In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds. The Company has not provided for federal income or foreign withholding taxes on these undistributed foreign earnings. The Company has not done so because this situation is unlikely to occur in the foreseeable future. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

Although operating results in 2011 improved over 2010 in the key markets in which the Company operates, there remains concern about the strength and sustainability of the economic recovery and the solvency of certain European sovereign nations. The Company believes that future external market conditions remain uncertain particularly the access to credit, rates of near-term projected economic growth and levels of unemployment in the markets in which it operates. Due to these uncertain external market conditions, the Company cannot provide assurance that its actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination of those sources. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Off-Balance Sheet Arrangements.

As of December 31, 2011, the Company had no off-balance sheet arrangements.

Contractual Obligations.

The Company has entered into various commitments that will affect its cash generation capabilities going forward. Particularly, it has entered into several non-cancelable operating leases for facilities and equipment worldwide. Future contractual obligations as of December 31, 2011 were as follows (dollars in thousands) (commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2011):

Contractual Obligation(a)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$26,819	$41,023	$29,018	$31,254	$128,114
Other long term liabilities:
Reorganization expenses	858	531	—	—	1,389
Total	$27,677	$41,554	$29,018	$31,254	$129,503

(a)	The Company’s other non-current liabilities and non-current income tax payable of $18.1 million in the Consolidated Balance Sheet as of December 31, 2011 are primarily comprised of income taxes, unrecognized tax benefits, deferred rent, and other various accruals. As the timing and/or amounts of any cash payment is uncertain, the related amounts have not been reflected in the table above.

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

The economic circumstances in the recent past have given rise to many news reports and bulletins from clients, tax authorities and other parties about changes in their procedures for audits, payment, plans to challenge existing contracts and other such matters aimed at being more aggressive in the resolution of such matters in their own favor. The Company believes that it has appropriate procedures in place for identifying and communicating any matters of this type, whether asserted or likely to be asserted, and it evaluates its liabilities in light of the prevailing circumstances. Changes in the behavior of third parties could cause the Company to change its view of the likelihood of a claim and what might constitute a trend. In the last twelve months, the Company has not seen a marked difference in employee or client disputes.

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.3 million as of December 31, 2011. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

During January 2011, significant rainfall caused widespread flooding throughout much of Queensland, Australia. On February 22, 2011, a major earthquake caused severe damage in Christchurch, New Zealand. The Company maintains insurance for such matters and recorded $0.5 million for estimated insurance recoveries for the year ended December 31, 2011.

The Company is currently appealing a decision by the Pennsylvania Department of Revenue related to its 2004 and 2005 state income tax returns. Under the appeals process, the State has filed a routine tax lien in the amount of $3.5 million on the Company’s U.S. operating subsidiary. The Company has posted a security bond amounting to 120 percent of the lien. The Company does not expect this bond to be drawn. In January 2012, the Company initiated settlement discussions with the Commonwealth of Pennsylvania. These discussions could potentially lead to a settlement within the next twelve months. A settlement might result in a reduction in the future provision for income taxes. Management believes its reserves for this matter are adequate.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within GAAP that our management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Our management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note 2 to our Consolidated Financial Statements included in Item 8. We believe the following accounting policies are critical to understanding our results of operations and affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements that are inherently uncertain:

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

Income Taxes

We account for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. This standard establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities. It requires an asset and liability approach for financial accounting and reporting of income taxes.

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

Per the provisions of ASC 350, the Company elected to perform a qualitative assessment to determine whether goodwill impairment existed at October 1, 2011. At the conclusion of its assessment, the Company determined that no impairment of goodwill existed at October 1, 2011.

In the third quarter of 2010, based on the existing economic conditions at that time, the Company performed an interim test for impairment of the $1.9 million of goodwill that was recorded at June 30, 2010. At the conclusion of its testing, the Company determined that no impairment of goodwill existed at June 30, 2010. Management updated its testing for impairment as of October 1, 2010 (annual impairment date) and confirmed its earlier determination that no impairment of goodwill existed as of October 1, 2010.

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

Business Reorganization and Merger and Integration Plans

In the fiscal years 2006, 2008 and 2009, the Company recorded significant charges and accruals in connection with its business reorganization, merger and integration plans. These reserves included estimates pertaining to lease termination payments, employee termination benefits and contract cancellation costs resulting from its actions. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates, particularly pertaining to estimates for future lease obligations.

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

Self-Insurance Liabilities

In the Company’s U.S. operation, the Company utilizes a combination of insurance and self-insurance for employee related health care benefits (a portion of which is paid by its employees). Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Liabilities associated with the risks that the Company retains are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Although the Company’s claims experience has not displayed substantial volatility in the past, actual experience could materially vary from its historical experience in the future. Factors that affect these estimates include, but are not limited to, inflation, the number and severity of claims and regulatory changes. In the future, if the Company concludes an adjustment to self insurance accruals is required, the liability will be adjusted accordingly.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, the standard does not affect the calculation or reporting of net income and earnings per share. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. ASU 2011-12 deferred certain aspects of ASU 2011-05. Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the other comprehensive income is presented. This requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. The standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The only component of other comprehensive income currently applicable to the Company is currency translation adjustments, which are presently included in the Consolidated Statement of Changes in Stockholders’ Equity. The adoption of this standard will change the order in which certain financial statements are presented and will not have any impact on the Company’s results of operations or financial position.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Currently, the Company primarily applies the non-recurring fair value measurements for new asset retirement obligations and revisions of restructuring reserves. The standard is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect the adoption of the standard to have a material impact on the Company’s results of operations or financial position.

REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) risks related to fluctuations in the Company’s operating results from quarter to quarter, (3) the ability of clients to terminate their relationship with the Company at any time, (4) competition in the Company’s markets, (5) risks associated with the Company’s investment strategy, (6) risks related to international operations, including foreign currency fluctuations, (7) the Company’s dependence on key management personnel, (8) the Company’s ability to attract and retain highly skilled professionals, (9) the Company’s ability to collect its accounts receivable, (10) the Company’s history of negative cash flows and operating losses may reoccur in the future, (11) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (12) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (13) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (14) risks related to providing uninterrupted service to clients, (15) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (16) the Company’s ability to utilize net operating loss carry-forwards, (17) volatility of the Company’s stock price, (18) the impact of government regulations, and (19) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2011, the Company earned approximately 86% of its gross margin outside of the United States, and it collected payments in local currency and related operating expenses were paid in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

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

As more fully described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has credit agreements with RBS Business Capital and Westpac Banking Corporation. The Company also has other credit agreements with lenders in Belgium, the Netherlands, New Zealand, Singapore and Mainland China. The Company does not hedge the interest risk on borrowings under any such credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. That report is set forth immediately following the report of KPMG LLP on the financial statements included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hudson Highland Group, Inc.:

We have audited the accompanying consolidated balance sheets of Hudson Highland Group, Inc. and subsidiaries (Hudson Highland Group, Inc.) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules included in Item 15 of Form 10-K. These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Highland Group, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hudson Highland Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hudson Highland Group, Inc.:

We have audited Hudson Highland Group Inc.’s and subsidiaries (Hudson Highland Group, Inc.) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Highland Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hudson Highland Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Highland Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 28, 2012

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue	$933,736	$794,542	$691,149
Direct costs	579,431	495,969	430,696
Gross margin	354,305	298,573	260,453
Operating expenses:
Salaries and related	252,785	222,185	204,097
Office and general	69,298	65,185	66,713
Marketing and promotion	7,816	6,943	6,824
Depreciation and amortization	6,251	8,184	12,543
Business reorganization and integration expenses	720	1,694	18,180
Goodwill and other impairment charges	—	—	1,549
Total operating expenses	336,870	304,191	309,906
Operating income (loss)	17,435	(5,618)	(49,453)
Other non-operating income (expense):
Interest income (expense), net	(1,143)	(1,278)	(694)
Other income (expense), net	(44)	4,500	1,444
Fee for early extinguishment of credit facility	—	(563)	—
Income (loss) from continuing operations before provision for income taxes	16,248	(2,959)	(48,703)
Provision for (benefit from) income taxes	5,339	1,482	(5,750)
Income (loss) from continuing operations	10,909	(4,441)	(42,953)
Income (loss) from discontinued operations, net of income taxes	—	(244)	2,344
Net income (loss)	$10,909	$(4,685)	$(40,609)
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.35	$(0.15)	$(1.65)
Income (loss) from discontinued operations	—	(0.01)	0.09
Net income (loss)	$0.35	$(0.16)	$(1.56)
Diluted
Income (loss) from continuing operations	$0.34	$(0.15)	$(1.65)
Income (loss) from discontinued operations	—	(0.01)	0.09
Net income (loss)	$0.34	$(0.16)	$(1.56)
Basic weighted average shares outstanding:	31,566	29,931	26,036
Diluted weighted average shares outstanding:	31,989	29,931	26,036

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$37,302	$29,523
Accounts receivable, less allowance for doubtful accounts of $1,772 and $2,145, respectively	131,489	128,576
Prepaid and other	13,132	13,988
Total current assets	181,923	172,087
Property and equipment, net	17,838	16,593
Other assets	16,785	17,154
Total assets	$216,546	$205,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,025	$14,812
Accrued expenses and other current liabilities	74,248	74,990
Short-term borrowings	3,384	1,339
Accrued business reorganization expenses	858	2,619
Total current liabilities	90,515	93,760
Other non-current liabilities	10,867	10,493
Income tax payable, non-current	7,807	8,303
Total liabilities	109,189	112,556
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 32,776 and 32,181 shares, respectively	33	32
Additional paid-in capital	470,786	466,582
Accumulated deficit	(397,290)	(408,199)
Accumulated other comprehensive income – translation adjustments	34,255	34,902
Treasury stock, 79 and 9 shares, respectively, at cost	(427)	(39)
Total stockholders’ equity	107,357	93,278
Total liabilities and stockholders’ equity	$216,546	$205,834

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$10,909	$(4,685)	$(40,609)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,251	8,184	12,630
Goodwill and other impairment charges	—	—	1,549
Provision (recovery) for doubtful accounts	132	392	(290)
Provision for (benefit from) deferred income taxes	1,272	(223)	(3,542)
Stock-based compensation	3,221	1,724	973
Gains on disposal of assets	—	—	(11,625)
Fee for early extinguishment of credit facility	—	563	—
Gains on note and warrants from asset sale	—	(3,369)	—
Other, net	131	462	(625)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(3,983)	(27,252)	39,147
Decrease (increase) in prepaid and other assets	(319)	(1,592)	5,635
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,534)	17,366	(31,523)
Increase (decrease) in accrued business reorganization expenses	(1,801)	(6,031)	1,292
Net cash provided by (used in) operating activities	13,279	(14,461)	(26,988)
Cash flows from investing activities:
Capital expenditures	(6,832)	(3,264)	(3,666)
Proceeds from sale of assets	248	81	11,625
Proceeds from note and sale of warrants	—	6,179	—
Change in restricted cash	117	(1,197)	514
Payment for acquisitions	—	(1,856)	(1,669)
Net cash provided by (used in) investing activities	(6,467)	(57)	6,804
Cash flows from financing activities:
Borrowings under credit facility and other short term financing	237,779	99,914	51,985
Repayments under credit facility and other short term financing	(235,752)	(109,304)	(46,836)
Payment for early extinguishment of credit facility	—	(563)	—
Payment of deferred financing costs	—	(1,565)	—
Proceeds from issuance of common stock, net	—	19,167	—
Purchase of treasury stock, including fees	—	—	(703)
Purchase of restricted stock from employees	(388)	(71)	(75)
Net cash provided by (used in) financing activities	1,639	7,578	4,371
Effect of exchange rates on cash and cash equivalents	(672)	399	2,668
Net increase (decrease) in cash and cash equivalents	7,779	(6,541)	(13,145)
Cash and cash equivalents, beginning of the period	29,523	36,064	49,209
Cash and cash equivalents, end of the period	$37,302	$29,523	$36,064
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,059	$1,098	$999
Cash payments during the period for income taxes, net of refunds	$4,046	$1,905	$(1,215)

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total	Total Comprehensive Income (loss)
	Shares	Value
Balance at January 1, 2009	25,354	$26	$450,739	$(362,905)	$27,054	$(6,922)	$107,992
Net income (loss)	—	—	—	(40,609)	—	—	(40,609)	$(40,609)
Other comprehensive income (loss), translation adjustments	—	—	—	—	7,455	—	7,455	7,455
Purchase of treasury stock	(243)	—	—	—	—	(703)	(703)	—
Purchase of restricted stock from employees	(29)	—	—	—	—	(75)	(75)	—
Issuance of shares for 401(k) plan contribution	1,318	1	(6,171)	—	—	7,397	1,227	—
Stock-based compensation	322	—	973	—	—	—	973	—
Balance at December 31, 2009	26,722	$27	$445,541	$(403,514)	$34,509	$(303)	$76,260	$(33,154)
Net income (loss)	—	—	—	(4,685)	—	—	(4,685)	(4,685)
Other comprehensive income (loss), translation adjustments	—	—	—	—	393	—	393	393
Issuance of shares	4,830	5	19,111	—	—	—	19,116	—
Purchase of treasury stock	(16)	—	—	—	—	(71)	(71)	—
Issuance of shares for 401(k) plan contribution	121	—	206	—	—	335	541	—
Stock-based compensation	514	—	1,724	—	—	—	1,724	—
Balance at December 31, 2010	32,171	$32	$466,582	$(408,199)	$34,902	$(39)	$93,278	$(4,292)
Net income (loss)	—	—	—	10,909	—	—	10,909	10,909
Other comprehensive income (loss), translation adjustments	—	—	—	—	(647)	—	(647)	(647)
Purchase of restricted stock from employees	(70)	—	—	—	—	(388)	(388)	—
Issuance of shares for 401(k) plan contribution	92	—	602	—	—	—	602	—
Stock-based compensation	504	1	3,602	—	—	—	3,603	—
Balance at December 31, 2011	32,697	$33	$470,786	$(397,290)	$34,255	$(427)	$107,357	$10,262

See accompanying notes to consolidated financial statements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Hudson Highland Group, Inc. and its subsidiaries (the “Company”) are comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe (“Hudson regional businesses” or “Hudson”). The Company provides highly specialized professional-level recruitment and related talent solutions worldwide. Core service offerings include Permanent Recruitment, Contract Consulting, Legal eDiscovery, Recruitment Process Outsourcing (“RPO”) and Talent Management solutions.

The Company has operated as an independent publicly-held company since April 1, 2003 (the “Distribution Date”) when the eResourcing division of Monster Worldwide, Inc. (“Monster”), formerly TMP Worldwide, Inc., comprised of 67 acquisitions made between 1999 and 2001, was spun off. As of December 31, 2011, The Company had more than 2,000 employees operating in 20 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. These reportable segments constituted approximately 14%, 42%, and 44% of the Company’s gross margin, respectively, for the year ended December 31, 2011.

Offered on both a retained and contingent basis, Hudson’s Permanent Recruitment services leverage more than 1,200 consultants, 150 psychologists and other scientific specialists in the development and delivery of its proprietary methods to identify, select and engage the best-fit talent for critical client roles.

In Contract Consulting, the Company provides a range of project management, interim management and professional contract staffing services. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals —  either individually or as a team — are placed with client organizations for a defined period of time based on specific business need.

The Company’s Legal eDiscovery services comprise eDiscovery solutions, managed document review (encompassing logistical deployment, project management, process design and productivity management), and contract attorney staffing. The most comprehensive of these is the firm’s full-service eDiscovery solution, providing an integrated system of discovery management and review technology deployment for both corporate and law firm clients.

Hudson RPO delivers outsourced recruitment solutions tailored to the individual needs of mid- to large-cap multinational companies. Hudson RPO’s delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients’ ongoing business needs. Hudson RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions and recruitment consulting.

Featuring embedded proprietary talent assessment and selection methodologies, the Company’s Talent Management capability encompasses services such as talent assessment (utilizing a variety of competency, attitude and experiential testing), interview training, executive coaching, employee development and outplacement.

Reporting Segments

In the fourth quarter of 2011, the Company reorganized its leadership team to align the Company’s operations with its business strategy to run its global operations in three regions. As a result, the Company revised its reportable segments by aggregating the segments of Hudson Australia New Zealand and Hudson Asia into one segment, Hudson Asia Pacific. The Company has reclassified information for the years ended December 31, 2010 and 2009 to reflect this change to the segment reporting in accordance with the requirements of ASC 280-10-50-1 to 9 “Operating Segments” and ASC 280-10-50-10 “Reportable Segments.” See Note 15 for further details.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless otherwise stated, amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except for number of shares and per share amounts.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities, the disclosures about contingent assets and liabilities, and the reported amounts of revenue and expenses. Such estimates include the value of purchase consideration, allowances for doubtful accounts, insurance recovery receivable, goodwill, intangible assets, and other long-lived assets, legal reserve and provision, estimated self-insured liabilities, assumptions used in the fair value of stock-based compensation and the valuation of deferred tax assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates the estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

Instability in the global credit markets, including the recent European economic and financial turmoil related to sovereign debt issues in certain countries, the instability in the geopolitical environment in many parts of the world and other factors may continue to put pressure on global economic conditions and may in turn impact the aforementioned estimates and assumptions.

Nature of Business and Credit Risk

The Company’s revenue is earned from professional placement services, mid-level employee professional staffing and temporary contracting services and human capital services. These services are provided to a large number of customers in many different industries. The Company operates throughout North America, the United Kingdom, Continental Europe, Australia, New Zealand and Asia. During 2011, no single client accounted for more than 10% of the Company’s revenue. As of December 31, 2011, no single client accounted for more than 10% of the Company’s outstanding accounts receivable.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral. The Company has not experienced significant losses related to receivables.

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

Revenue, direct costs and gross margin of the Company were as follows:

	For The Year Ended December 31, 2011			For The Year Ended December 31, 2010			For The Year Ended December 31, 2009
	Temporary	Other	Total	Temporary	Other	Total	Temporary	Other	Total
Revenue	$692,665	$241,071	$933,736	$585,321	$209,221	$794,542	$521,780	$169,369	$691,149
Direct costs	564,462	14,969	579,431	482,175	13,794	495,969	418,989	11,707	430,696
Gross margin	$128,203	$226,102	$354,305	$103,146	$195,427	$298,573	$102,791	$157,662	$260,453

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

In December 2007, the Securities and Exchange Commission (“SEC”) staff issued SAB No. 110, “Certain Assumptions Used In Valuation Methods — Expected Term”. SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted in 2008 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. This standard establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities. It requires an asset and liability approach for financial accounting and reporting of income taxes.

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

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money” and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (a) are satisfied prior to the end of the reporting period, or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the target stock price is met.

Income (loss) per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly income (loss) per share amounts may not equal year-to-date income (loss) per share amounts, which reflect the weighted average effect on a year-to-date basis.

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations follows:

	Year Ended December 31,
	2011	2010	2009
Earnings (loss) per share (“EPS”):
Basic
Income (loss) from continuing operations	$0.35	$(0.15)	$(1.65)
Income (loss) from discontinued operations	—	(0.01)	0.09
Net income (loss)	$0.35	$(0.16)	$(1.56)
Diluted
Income (loss) from continuing operations	$0.34	$(0.15)	$(1.65)
Income (loss) from discontinued operations	—	(0.01)	0.09
Net income (loss)	$0.34	$(0.16)	$(1.56)
EPS numerator – basic and diluted:
Income (loss) from continuing operations	$10,909	$(4,441)	$(42,953)
Income (loss) from discontinued operations, net of income taxes	—	(244)	2,344
Net income (loss)	$10,909	$(4,685)	$(40,609)
EPS denominator:
Weighted-average common stock outstanding – basic	31,566,403	29,930,882	26,036,249
Common stock equivalents: stock options and other stock-based awards(a)	423,058	—	—
Weighted-average number of common stock outstanding – diluted	31,989,461	29,930,882	26,036,249

(a)	For the periods in which net losses are presented, the diluted weighted average number of shares of common stock outstanding did not differ from the basic weighted average number of shares of common stock outstanding because the effects of any potential common stock equivalents (see Note 9 below for further details on outstanding stock options, non-vested restricted stock units and non-vested restricted stock) were anti-dilutive and therefore not included in the calculation of the denominator of dilutive earnings per share.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the years ended December 31, 2011, 2010 and 2009 does not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Year Ended December 31,
	2011	2010	2009
Unvested restricted stock	104,175	1,034,597	587,123
Restricted stock units	—	—	—
Stock options	1,396,350	1,548,300	1,763,250
Total	1,500,525	2,582,897	2,350,373

For the year ended December 31, 2011, 51,506 shares of performance-based restricted stock awards were excluded from the calculation of the computation of the diluted earnings per shares because the underlying performance conditions had not been satisfied prior to the end of the reporting period. In addition, 52,669 shares of market-condition-based restricted stock awards were excluded from the calculation of the computation of the diluted earnings per shares because the underlying the target stock price had not been achieved.

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments. See Note 6 “Fair Value Measurements” for further information on the Company’s fair value measurements.

Cash and Cash Equivalents

Cash and cash equivalents, which consist primarily of money market funds, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents. Outstanding checks in excess of cash account balances that are included in accounts payable on the accompanying Consolidated Balance Sheets were insignificant as of December 31, 2011 and 2010.

Restricted Cash

The Company had approximately $3,641 and $3,786 of restricted cash included in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively. A summary of the Company’s restricted cash is as follows.

	December 31,
	2011	2010
Included under the caption “Other assets”:
Collateral accounts	$3,120	$3,105
Rental deposits	268	143
	$3,388	$3,248
Included under the caption “Prepaid and other”:
Social tax payment reserves	$3	$69
Rental deposits	—	276
Client guarantees	133	193
Collateral accounts	117	—
	$253	$538

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Collateral accounts primarily included deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy and a restricted term deposit with Commonwealth Bank of Australia (“CBA”) held as collateral. The CBA restricted term deposit supports the issuance of bank guarantees for certain leases in the Company’s Australia operation. The rental deposits with banks were held as guarantees for the rent on the Company’s offices in the Netherlands and Spain. Social tax payment reserves were held with banks for employee social tax payments required by law in the Netherlands. The client guarantees were held in banks in Belgium as deposits for various client projects.

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

Long-Lived Assets and Amortizable Intangibles

Intangible assets are amortized on straight line basis over the estimated useful life. The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the cash flows using its weighted average cost of capital. The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.”

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Goodwill

ASC 350-20-35 “Intangibles-Goodwill and Other, Goodwill Subsequent Measurement” requires that goodwill not be amortized but be tested for impairment on an annual basis, or more frequently if circumstances warrant. The Company tests goodwill for impairment annually as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value. Per the provisions of ASC 350, the Company elects to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company’s reporting units are the components within the reportable segments identified in Note 15. If the fair value of a reporting unit exceeds its carrying amount, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two compares the implied fair value of the reporting unit’s goodwill with the current carrying amount of that goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment amount equal to the difference is recorded.

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

Effect of Recently Issued Accounting Standards

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

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, the standard does not affect the calculation or reporting of net income and earnings per share. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. ASU 2011-12 deferred certain aspects of ASU 2011-05. Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the other comprehensive income is presented. This requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. The standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The only component of other comprehensive income currently applicable to the Company is currency translation adjustments, which are presently included in the Consolidated Statement of Changes in Stockholders’ Equity. The adoption of this standard will change the order in which certain financial statements are presented and will not have any impact on the Company’s results of operations or financial position.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Currently, the Company primarily applies the non-recurring fair value measurements for new asset retirement obligations and revisions of restructuring reserves. The standard is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect the adoption of the standard to have a material impact on the Company’s results of operations or financial position.

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

Italy was part of the Hudson Europe reportable segment, Japan and T&I were part of the Hudson Asia Pacific reportable segment and ETS was part of the Hudson Americas reportable segment. Highland was a separate reportable segment of the Company at the time of its sale. The gain or loss on sale and results of operations of the disposed businesses were reported in discontinued operations in the relevant periods.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

3. DISCONTINUED OPERATIONS  – (continued)

There were no reported results for the discontinued operations for the year ended December 31, 2011 and the reported results for the discontinued operations were insignificant for the year ended December 31, 2010. The reported results for the discontinued operations for the year ended December 31, 2009 were as follows:

	For The Year Ended December 31, 2009
	Italy	Japan	ETS	T&I	Highland	Total
Revenue	$432	$1,022	$—	$—	$—	$1,454
Gross margin	$338	$986	$383	$—	$—	$1,707
Operating (loss) income	$(2,179)	$(2,624)	$237	$—	$(104)	$(4,670)
Other (expense) income	699	(247)	—	201	(1,111)	(458)
Gain from sale of discontinued operations	—	—	—	—	11,625	11,625
Provision for income taxes(a)	126	—	—	60	3,967	4,153
(Loss) income from discontinued operations	$(1,606)	$(2,871)	$237	$141	$6,443	$2,344

(a)	Income tax expense (benefit) is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% for differences in the foreign statutory tax rates, as well as the ability to offset net operating loss carry forwards (“NOLs”) against taxable profits.

Amounts related to assets and liabilities of discontinued operations were insignificant as of December 31, 2011 and 2010.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2011	2010
Computer equipment	$13,666	$17,510
Furniture and equipment	9,692	13,762
Capitalized software costs	30,920	31,800
Leasehold and building improvements	21,650	23,265
	75,928	86,337
Less: accumulated depreciation and amortization	58,090	69,744
Property and equipment, net	$17,838	$16,593

The Company had expenditures of approximately $1,137 and $343 for acquired property and equipment, mainly consisting of computer equipment, leasehold improvements and software development, which had not been placed in service as of December 31, 2011 and 2010, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

4. PROPERTY AND EQUIPMENT  – (continued)

Non-Cash Capital Expenditures

During the year ended December 31, 2011, the Company acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expense and other current liabilities” in the Consolidated Balance Sheets and the non-current portion of the capital lease obligations included under the caption “Other non-current liabilities” in the Consolidated Balance Sheets as of December 31, 2011. The Company did not have property and equipment acquired under capital lease agreements for the year ended December 31, 2010. A summary of the Company’s equipment acquired under capital lease agreements is as follows.

	December 31,
	2011	2010
Equipment acquired under capital lease agreements for the year ended	$1,318	$—
Capital lease obligation, current	420	—
Capital lease obligation, non-current	720	—

5. GOODWILL

A summary of changes in the Company’s goodwill by reportable segment follows.

	December 31, 2010	Additions and adjustments	Impairments	Currency translation	December 31, 2011
Hudson Asia Pacific	$1,909	$—	$—	$83	$1,992
	$1,909	$—	$—	$83	$1,992

	December 31, 2009	Additions and adjustments	Impairments	Currency translation	December 31, 2010
Hudson Asia Pacific	$—	$1,856	$—	$53	$1,909
	$—	$1,856	$—	$53	$1,909

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

On October 1, 2011, the Company applied ASU 2011-08, “Testing Goodwill for Impairment” and performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value to its China reporting unit where the goodwill was recorded. In the qualitative assessment, the Company considered events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and the trend of cash flows, other relevant company-specific events and the “cushion” between a reporting unit’s fair value and carrying amount in the recent fair value calculation. At the conclusion of its assessment, the Company determined that no impairment of goodwill existed as of October 1, 2011.

For the years ended December 31, 2010 and 2009, to estimate the fair value of a reporting unit, the Company utilized the income approach, a valuation technique which indicates the fair value of the invested capital of a reporting unit based on the value of the cash flows that it is expected to generate in the future. The discounted cash flow method, an application of the income approach, estimates the future cash flows of the reporting unit and discounts these cash flows to their present value equivalents at a rate of return that considers the relative risk of achieving the cash flows and the time value of money. These cash flows indicate the fair value of the invested capital of the reporting unit on a marketable, controlling basis.

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

The foregoing impairment tests in the determination of the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that the Company believes to be reasonable based on the existing circumstances. Therefore, any value ultimately derived may differ from the Company’s estimate of fair value.

6. FAIR VALUE MEASUREMENTS

The Company did not have derivative instruments as of December 31, 2011 and 2010. In connection with the sale of the assets of Hudson Americas’ ETS business in 2008, the Company received warrants, which under certain circumstances, were convertible into cash. These warrants are considered derivative instruments which required fair value measurement. As per ASC 815 “Derivatives and Hedging,” these derivative instruments were considered undesignated derivative instruments. The Company determined the fair value of these instruments using significant unobservable inputs (level 3) as defined in ASC 820 “Fair Value Measurements and Disclosures.”

For the year ended December 31, 2010, the Company received $1,650 of cash from the sale of the warrants, which were reported under the caption “Proceeds from note and sales of warrants” in the Consolidated Statements of Cash Flows. The changes in the fair value of the warrants of $0, $1,165 and $488 for the years ended December 31, 2011, 2010 and 2009, respectively, are included in the Consolidated Statements of Operations under the caption “Other income (expense), net”.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

7. BUSINESS REORGANIZATION EXPENSES

The Company’s Board of Directors (the “Board”) approved reorganization plans in 2009 (“2009 Plan”), 2008 (“2008 Plan”), and 2006 (“2006 Plan”) to streamline the Company’s support operations and included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. The 2009 Plan provided for up to $19,000 for restructuring actions. Business reorganization expense for the years ended December 31, 2011, 2010 and 2009 by plan was as follows:

	For the year ended December 31,
	2011	2010	2009
2006 Plan	$739	$1,393	$69
2008 Plan	—	74	1,138
2009 Plan	(19)	227	16,973
Total	$720	$1,694	$18,180

In the following tables, amounts in the “Changes in Estimate” and “Additional Charges” columns represent modifications to amounts charged or recovered for business reorganization expenses in the Company’s Consolidated Statements of Operations. Amounts in the “Payments” column represent the cash payments associated with the reorganization programs. Changes in the accrued business reorganization expenses for the year ended December 31, 2011 were as follows:

For the Year Ended December 31, 2011	December 31, 2010	Changes in Estimate	Additional Charges	Payments	December 31, 2011
Lease termination payments	$2,376	$708	$—	$(1,775)	$1,309
Employee termination benefits	650	—	—	(575)	75
Contract cancellation costs	103	12	—	(110)	5
Total	$3,129	$720	$—	$(2,460)	$1,389

Lease Termination Payments

The business reorganization expenses incurred for lease termination payments for the years ended December 31, 2011, 2010 and 2009 by segments were as follows:

Lease termination payments for the years ended December 31,	Hudson America	Hudson Asia Pacific	Hudson Europe	Corporate	Total
2011	$—	$—	$708	$—	$708
2010	$134	$(18)	$1,348	$—	$1,464
2009	$1,086	$1,450	$2,685	$—	$5,221

As of December 31, 2011, the remaining accrual related to approximately four locations and will be paid over the remaining lease terms, which have various expiration dates through 2013. The estimated payments for 2012 are $780.

Employee Termination Benefits

The business reorganization expenses incurred for employee termination benefits for the years ended December 31, 2011, 2010 and 2009 by segments were as follows:

Employees termination benefits for the years ended December 31,	Hudson America	Hudson Asia Pacific	Hudson Europe	Corporate	Total
2011	$—	$—	$—	$—	$—
2010	$173	$(17)	$67	$—	$223
2009	$4,047	$1,638	$6,724	$123	$12,532

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

7. BUSINESS REORGANIZATION EXPENSES  – (continued)

Contract Cancellation Costs

The business reorganization expenses incurred for contract cancellation costs for the years ended December 31, 2011, 2010 and 2009 by segments were as follows:

Contract cancellation costs for the years ended December 31,	Hudson America	Hudson Asia Pacific	Hudson Europe	Corporate	Total
2011	$—	$—	$12	$—	$12
2010	$—	$20	$(13)	$—	$7
2009	$—	$141	$273	$14	$428

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2011	2010
Salaries, commissions and benefits	$44,625	$43,580
Sales, use and income taxes	13,119	13,244
Fees for professional services	1,635	2,149
Rent	1,806	1,897
Other accruals	13,063	14,120
	$74,248	$74,990

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

The ISAP provides that an aggregate of 1,600,000 shares of the Company’s common stock are reserved for issuance to participants. On December 31, 2011, there were 426,425 shares of the Company’s common stock available for future issuance. The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. On February 24, 2012, the Company’s Board of Directors amended the IASP to increase Company’s common stock that are reserved for issuance to participants by 2,500,000 shares, which is subject to approval by the Company’s stockholders at the Company’s annual meeting to be held on April 26, 2012.

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

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

9. STOCK-BASED COMPENSATION AND STOCK COMPENSATION PLANS  – (continued)

Stock-based Compensation

The Company recognized expenses of $3,221, $1,724 and $999 in the years ended December 31, 2011, 2010, and 2009 respectively, for stock options, restricted stock and restricted stock unit awards. These expenses are included under the caption “Salaries and related” in the accompanying Consolidated Statements of Operations. In accordance with ASC 718, the Company reflects the tax savings resulting from tax deductions in excess of income tax benefits as a financing cash flow in its Consolidated Statement of Cash Flows rather than as an operating cash flow as in prior periods. The Company recognized a current tax benefit for the years ended December 31, 2011, 2010, and 2009, of $285, $132 and $100, respectively, in certain foreign jurisdictions where the Company has taxable income. As of December 31, 2011, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock, and restricted stock unit awards, based on the Company’s historical valuation treatment, was $3,851, $2,426 and $387, respectively, and was expected to be recognized over a weighted average period of 1.7 years, 1.5 years and 2.2 years, respectively. All share issuances related to stock compensation plans are issued from unissued shares of stockholder approved compensation plans.

Stock Options

The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company’s common stock. Management monitors stock option exercise and employee termination patterns to estimate forfeiture rates. The Company analyzed its historical forfeiture rate, the remaining lives of unvested options and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current periods. The risk-free interest rate is based on the U.S. Treasury, the term of which is consistent with the expected term of the option. Volatility is determined using historical prices to estimate the expected future fluctuations in the Company’s share price. The dividend rate is assumed to be zero as the Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period.

In December 2007, the SEC staff issued SAB 110, which allows companies to continue to use the simplified method, as defined in SAB 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted in 2011 because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis for a better estimate of the expected term of stock options. There was only one stock option award in 2011 and there were no stock options granted in 2010 or 2009.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

9. STOCK-BASED COMPENSATION AND STOCK COMPENSATION PLANS  – (continued)

The following were the weighted average assumptions used to determine the fair value of stock options granted by the Company and the details of option activity as of and for the respective periods:

	For the years ended December 31,
	2011	2010		2009
Risk free interest rate	2.3%		(a)		(a)
Volatility	75.1%		(a)		(a)
Expected life (years)	6.25		(a)		(a)
Dividends	0.0%		(a)		(a)
Weighted average fair value of options granted during the period	$3.5%	$	(a)	$	(a)

(a)	Stock option assumptions are not provided above because there were no options granted during the years ended December 31, 2010 and 2009.

During the year ended December 31, 2011, the Company granted to its Chairman and Chief Executive Officer 400,000 stock options with service-based vesting conditions that will vest (i) 50% on the second anniversary of the date of grant, and (ii) 50% on the third anniversary of the date of grant. The stock options were granted outside of the Company’s ISAP in connection with the Chairman and Chief Executive Officer’s commencement of employment with the Company in May 2011.

Changes in the Company’s stock options for the fiscal year ended December 31, 2011 were as follows:

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Options outstanding at January 1, 2011	1,548,300	$12.64
Granted	400,000	5.18
Expired	(551,950)	10.47
Options outstanding at December 31, 2011	1,396,350	11.36
Options exercisable at December 31, 2011	983,850	$13.96

The weighted average remaining contractual term and the aggregated intrinsic value for stock options outstanding as of December 31, 2011 was approximately 5.1 years and $0, respectively. The weighted average remaining contractual term and the aggregated intrinsic value for options exercisable as of December 31, 2011 was 3.4 years and $0, respectively. The total intrinsic value for stock options exercised, based on the closing price of the Company’s common stock during the years ended December 31, 2011, 2010, and 2009 was $0, $0, and $0, respectively.

There were no cash proceeds from the exercise of stock options for the year ended December 31, 2011, and there were no associated income tax benefits. The total fair value of stock options vested during the years ended December 31, 2011, 2010, and 2009, was $411, $862, and $3,793, respectively.

Restricted Stock

During the year ended December 31, 2011, the Company granted 743,625 shares of restricted stock to various employees. Shares of restricted stock with only service-based vesting conditions and shares of restricted stock with performance-based vesting conditions are valued at the closing market value of the Company’s common stock on the date of grant. The Company recognizes compensation cost for the awards with performance conditions if and when the Company concludes that it is probable that the performance conditions will be achieved. Of the 743,625 shares granted, (i) 14,000 shares vested immediately,

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

9. STOCK-BASED COMPENSATION AND STOCK COMPENSATION PLANS  – (continued)

(ii) 381,625 shares vest ratably over a three year period from the date of grant, (iii) 3,000 shares vest ratably over a four year period from the date of grant (iv) 316,000 shares vest ratably over a three year period from the date of grant based on the Company’s gross margin and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the year ending December 31, 2011, (v) 15,000 shares vest one-third on December 1 in each of 2011, 2012 and 2013, (vi) 10,000 shares vest one-third on February 16 in each of 2012, 2013 and 2014, and (vii) 4,000 shares vest one-fourth on April 1 in each of 2012, 2013, 2014 and 2015.

The Company treated its restricted stock awards to employees as having been issued and measured at the fair market value on the date of grant. The Company may grant restricted stock to employees under the ISAP. These shares are provided at no cost to the employee.

Changes in the Company’s restricted stock for the year ended December 31, 2011 were as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested restricted stock at January 1, 2011	953,037	$3.64
Granted	743,625	6.22
Vested	(295,065)	4.09
Forfeited	(235,515)	3.86
Non-vested restricted stock at December 31, 2011	1,166,082	$5.12

The total fair value of restricted shares vested during the years ended December 31, 2011, 2010, and 2009, was $1,207, $481 and $1,496, respectively.

Restricted Stock Units

During the year ended December 31, 2011, the Company granted 27,376 restricted stock units to its non-employee directors pursuant to the Director Plan. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan.

In addition, during the year ended December 31, 2011, the Company granted 100,000 restricted stock units to its Chairman and Chief Executive Officer. The restricted stock units will vest (i) 50% on the second anniversary of the date of grant, (ii) 25% on the third anniversary of the date of grant, and (iii) 25% on the fourth anniversary of the date of grant. Restricted stock units are valued at the closing market value of the Company’s common stock on the date of grant. The 100,000 restricted stock units were granted outside of the ISAP in connection with the Chairman and Chief Executive Officer’s commencement of employment with the Company in May 2011.

	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value
Non-vested restricted stock units, beginning of year	—	$—
Granted	127,376	5.37
Vested	(27,376)	6.05
Non-vested restricted stock units at December 31, 2011	100,000	$5.18

The total fair value of restricted stock units vested during the years ended December 31, 2011, 2010, and 2009, was $166, $147 and $92, respectively.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

9. STOCK-BASED COMPENSATION AND STOCK COMPENSATION PLANS  – (continued)

Defined Contribution Plans

The Company maintains the Hudson Highland Group, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan subject to the limitations of the Employee Retirement Income Security Act of 1974. The Company matches employees’ contributions up to 3% through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. Expense for this plan for the years ended December 31, 2011, 2010 and 2009 was $686, $610, and $622, respectively. In March 2011, the Company issued 91,944 shares of its common stock with a value of $602 to satisfy the 2010 contribution liability to the 401(k) plan. In March 2010, the Company issued 121,016 shares of its common stock with a value of $541 plus cash of $111 to satisfy the 2009 contribution liability to the 401(k) plan. In March 2009, the Company issued 1,318,161 shares of its common stock with a value of $1,226 to satisfy the 2008 contribution liability to the 401(k) plan.

10. PROVISION FOR INCOME TAXES

Income Tax Provision

The domestic and foreign components of income (loss) before income taxes from continuing operations were as follows:

	Year ended December 31,
	2011	2010	2009
Domestic	$6,313	$1,821	$(21,843)
Foreign	9,935	(4,780)	(26,860)
Income (loss) from continuing operations before provision for income taxes	$16,248	$(2,959)	$(48,703)

The provision for (benefit from) income taxes from continuing operations was as follows:

	Year ended December 31,
	2011	2010	2009
Current tax provision (benefit):
U.S. Federal	$—	$—	$(3,700)
State and local	239	(819)	115
Foreign	3,828	2,524	1,376
Total current	4,067	1,705	(2,209)
Deferred tax (benefit) provision
U.S. Federal	—	—	—
State and local	—	—	—
Foreign	1,272	(223)	(3,541)
Total deferred	1,272	(223)	(3,541)
Total provision	$5,339	$1,482	$(5,750)

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

10. PROVISION FOR INCOME TAXES  – (continued)

Deferred Taxes

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant temporary differences at December 31, 2011 and 2010 were:

	December 31,
	2011	2010
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$362	$572
Prepaid expenses	(543)	(428)
Accrued and other current liabilities	1,077	2,162
Accrued compensation liabilities	3,763	3,597
Tax loss carry-forwards	—	152
	4,659	6,055
Valuation allowance	(566)	(739)
Total current deferred tax asset	4,093	5,316
Non-current deferred tax assets (liabilities):
Property and equipment	2,093	2,540
Goodwill and intangibles	18,467	22,584
Accrued and other current liabilities and other liabilities	1,062	1,342
Deferred compensation	3,735	4,238
Other	1,873	1,786
Tax loss carry-forwards	132,298	130,155
	159,528	162,645
Valuation allowance	(151,217)	(154,329)
Total non-current deferred tax asset (liability)	8,311	8,316
Net deferred tax assets	$12,404	$13,632

Net deferred tax assets were included in other current assets and other assets in the accompanying Consolidated Balance Sheets.

Net Operating Losses (“NOLs”) and Valuation Allowance

At December 31, 2011, the Company had net NOLs for U.S. Federal tax purposes of approximately $285,388. This total includes approximately $16,584 of tax losses that were not absorbed by Monster on its consolidated U.S. Federal tax returns through the Distribution Date. NOLs expire at various dates through 2031. The NOL balance does not include a deduction in the amount of $4,845 attributable to stock options and restricted stock until such time as the Company recognizes the deferred tax asset associated with such deduction. The Company’s utilization of NOLs is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which may limit our ability to utilize all of the existing NOLs before the expiration dates. As of December 31, 2011, certain international subsidiaries had NOLs for local tax purposes of $80,470. With the exception of $73,439 of NOLs with an indefinite carry forward period as of December 31, 2011, these losses will expire at various dates through 2031, with $174 scheduled to expire during 2012.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

10. PROVISION FOR INCOME TAXES  – (continued)

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. The valuation allowance of $126,348 relates to the deferred tax asset for NOLs, $108,447 of which is U.S. Federal and state, and $17,901 of which is foreign, that management has determined will more likely than not expire prior to realization, and $25,435 which relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company’s U.S. and foreign tax losses.

Tax years with NOLs remain open until the losses expire or the statutes of limitations for those years expire. The open tax years are 2008 through 2011 for the U.S. Federal and 2005 through 2011 for most state and local jurisdictions, 2009 through 2011 for the U.K., 2007 through 2011 for Australia and 2003 through 2011 for most other jurisdictions. The Company is currently under income tax examination in the State of Pennsylvania (2004 – 2009), Illinois (2008 – 2009) and New Zealand (2009). The Company believes that its tax reserves are adequate for all years subject to examination.

Uncertain Tax Positions

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

The Company had $7,807 and $8,303 of unrecognized tax benefits, including interest and penalties, at December 31, 2011 and 2010, respectively. If these amounts were recognized, they would affect the Company’s effective tax rate. These unrecognized tax benefits are related to tax positions in jurisdictions in which the Company does not have tax losses to offset the tax liability with respect to the uncertain tax positions. During 2011, the income tax audits and examinations noted above remained pending. On the basis of the information available in this regard as of December 31, 2011, it is reasonably possible that a reduction in the range of $200 to $3,700 of unrecognized tax benefits may occur in 2012 as a result of projected resolutions of global tax examinations and controversies or by lapsing statutes of limitations.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. The Company recognized a net benefit of approximately $230, a net benefit of approximately $93, and an expense of approximately $320 in interest and penalties for 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, the Company had accrued approximately $1,644 and $1,895 for the payment of interest and penalties, respectively which if recognized in the future, would affect the annual effective income tax rate as of December 31, 2011 and 2010.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

10. PROVISION FOR INCOME TAXES  – (continued)

The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits, exclusive of interest and penalties:

Balance at January 1, 2011	$6,408
Additions based on tax positions related to the current year	302
Additions for tax positions of prior years	239
Reductions for tax positions of prior years	(59)
Settlements	(198)
Lapse of statute of limitations	(568)
Currency Translation	39
Balance at December 31, 2011	$6,163

Tax Rate Reconciliation:

The effective tax rate differs from the U.S. Federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition related payments, variations from the U.S. tax rate in foreign jurisdictions and taxes on repatriations of foreign profits. The following is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2011, 2010 and 2009 to the U.S. Federal statutory rate of 35%:

	Year ended December 31,
	2011	2010	2009
Provision for (benefit from) continuing operations at Federal statutory rate of 35%	$5,687	$(1,036)	$(17,046)
State income taxes, net of Federal income tax effect	155	(532)	75
Change in valuation allowance	(3,284)	2,970	8,060
Non-deductible goodwill impairment charges	—	—	600
Taxes related to foreign income	(112)	(467)	1,004
Nondeductible expenses and others	2,893	547	1,557
Provision for (benefit from) income tax	$5,339	$1,482	$(5,750)

Federal income and foreign withholding taxes have not been provided on the undistributed earnings of foreign subsidiaries at December 31, 2011. The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without a material incremental tax provision. The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

The Company had a net current income tax payable of $1,136 and $698 at December 31, 2011 and 2010, respectively.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under operating leases that expire at various dates through 2027. Some of the operating leases provide for increasing rents over the term of the lease. Total rent expense under these leases is recognized ratably over the lease terms. As of December 31, 2011, future minimum lease commitments under non-cancelable operating leases, which will be expensed as direct costs (for contractor project space) and office and general expenses, were as follows:

2012	$26,819
2013	22,432
2014	18,591
2015	15,592
2016	13,426
Thereafter	31,254
$128,114

Rent and related expenses for operating leases of facilities and equipment recorded under the caption “Office and general” in the accompanying Consolidated Statements of Operations were $20,193, $19,285, and $21,397 for the years ended December 31, 2011, 2010, and 2009, respectively. Commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2011.

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. As of December 31, 2011 and 2010, $2,808 and $2,825, respectively, of asset retirement obligations were included in the Consolidated Balance Sheets, of which $2,507 and $2,627, respectively, were included under the caption other non-current liabilities.

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

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of December 31, 2011 and 2010.

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

12. RELATED PARTY TRANSACTIONS

After the Distribution Date, the Company was no longer included in Monster’s consolidated group for U.S. Federal income tax purposes. The Company and Monster entered into a tax separation agreement to reflect the Company’s separation from Monster with respect to tax matters. The primary purpose of the tax separation agreement is to reflect each party’s rights and obligations relating to payments and refunds of taxes that are attributable to periods before and including the Distribution date and any taxes resulting from transactions in connection with the Distribution. The Company has agreed to indemnify Monster for any tax liability attributable to the Distribution resulting from any action taken by the Company.

13. CREDIT AGREEMENTS

Credit Agreement with RBS Citizens Business Capital

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), and on February 22, 2012, the Company and certain of its North American and U.K. subsidiaries entered into an amendment to the senior secured revolving credit facility with RBS (as amended, the “Revolver Agreement”). The Revolver Agreement provides the Company with the ability to borrow up to $40,000, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50,000, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the U.K. and North America operations, less required reserves. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1,457 of deferred financing costs, which are being amortized over the term of the agreement. The maturity date of the Revolver Agreement is August 5, 2014. Prior to the amendment, borrowings could be made with an interest rate based on a base rate plus 2% or on the LIBOR rate for the applicable period plus 3%. The applicable margin for each rate is based on the Company's Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company.

The amendment, which was deemed to be effective on February 1, 2012, lowered the unused credit line fee, which is set at one of two rates depending upon the Company's credit line usage under the Revolver Agreement, from 0.625% per annum to 0.50% per annum and from 0.40% per annum to 0.375% per annum. The amendment also lowered the applicable margin for the interest rate on borrowings based on the Company's Fixed Charge Coverage Ratio (as defined in the Revolver Agreement) as follows:

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

13. CREDIT AGREEMENTS  – (continued)

The details of the Revolver Agreement as of December 31, 2011 were as follows:

December 31, 2011
Borrowing base	$33,080
Less: adjustments to the borrowing base
Minimum availability	(5,000)
Outstanding letters of credits	(2,655)
Adjusted borrowing base	25,425
Less: outstanding borrowing	—
Additional borrowing availability	$25,425
Interest rates on outstanding borrowing	5.25%

The Revolver Agreement contains various restrictions and covenants including: (1) a requirement to maintain a minimum excess availability of $10,000(a) until such time as for two consecutive fiscal quarters (i) the Company’s Fixed Charge Coverage Ratio is at least 1.2x and (ii) the Company’s North American and U.K. operations, for the four fiscal quarters then ending, have an EBITDA (as defined in the Revolver Agreement) for such twelve month period of not less than $500 as of the end of each fiscal quarter during the fiscal year 2011 and $1,000 at the end of each fiscal quarter thereafter; thereafter a requirement to maintain a minimum availability of $5,000, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $500 during the fiscal year 2011 and $1,000 thereafter; (2) a limit on the payment of dividends of not more than $5,000 per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25,000 in cash and $25,000 in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4,000 per year. The Company was in compliance with all financial covenants under the Revolver Agreement as of December 31, 2011.

Credit Agreement with Westpac Banking Corporation

On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a Facility Agreement, dated November 29, 2011 (the “Facility Agreement”), with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”).

The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $20,416 (AUD20,000) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2,722 (NZD3,500) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $5,104 (AUD5,000) (“Tranche C”) for the Australian subsidiary.

The Facility Agreement does not have a stated maturity date and can be terminated by Westpac upon 90 days written notice. Borrowings under Tranche A may be made with an interest rate based on the Invoice Finance 30-day Bank Bill Rate (as defined in the Facility Agreement) plus a margin of 0.75%, which was 6.47% as of December 31, 2011. Borrowings under Tranche B may be made with an interest rate based on the Commercial Lending Rate (as defined in the Facility Agreement) plus a margin of 0.83%, which was 6.03% as of December 31, 2011. Each of Tranche A and Tranche B bears a fee, payable monthly, equal to 0.65% of the size of Westpac’s commitment under such tranche. Borrowings under Tranche C may be made incurring a fee equal to 1.10% of the face value of the financial guarantee requested. Amounts owing under the Facility

(a)	Effective July 1, 2011, the minimum excess availability was reduced to $5,000 as a result of the Company meeting the aforementioned requirements.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

13. CREDIT AGREEMENTS  – (continued)

Agreement are secured by substantially all of the assets of the Australian subsidiary, its Australian parent company and the New Zealand subsidiary (collectively, the “Obligors”) and certain of their subsidiaries.

The details of the Facility Agreement as of December 31, 2011 were as follows:

December 31, 2011
Tranche A:
Borrowing capacity	$20,416
Less: outstanding borrowing	(3,384)
Additional borrowing availability	$17,032
Interest rates on outstanding borrowing	6.47%
Tranche B:
Borrowing capacity	$2,722
Less: outstanding borrowing	—
Additional borrowing availability	$2,722
Interest rates on outstanding borrowing	6.03%
Tranche C:
Borrowing capacity	$5,104
Less: outstanding borrowing	—
Additional borrowing availability	$5,104
Interest rates on outstanding borrowing	1.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $ 17,864 (AUD17,500); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve month period; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of December 31, 2011.

Other Credit Agreements

The Company also has lending arrangements with local banks through its subsidiaries in Belgium, the Netherlands, Singapore and Mainland China. As of December 31, 2011, the Netherlands subsidiary could borrow up to $3,515 (€2,712) based on an agreed percentage of accounts receivable related to its operations. In May 2011, the Belgium subsidiary replaced its previous accounts receivable based lending arrangement with a $1,296 (€1,000) overdraft facility with the same financial institution effective July 1, 2011. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus a margin, and were 3.4% and 3.7%, respectively, as of December 31, 2011. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $771 (SGD 1,000) for working capital purposes effective January 28, 2011. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate, plus 1.75%, and was 6% on December 31, 2011. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. In Mainland China, the

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

13. CREDIT AGREEMENTS  – (continued)

Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate, plus 200 basis points, and was 8.1% on December 31, 2011. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of December 31, 2011.

The average outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and Mainland China was $12,489 for the year ended December 31, 2011. The weighted average interest rate on all outstanding borrowings for the year ended December 31, 2011 was 6.25%.

The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

14. SHELF REGISTRATION AND STOCKHOLDER RIGHTS PLAN

Acquisition Shelf Registration Statement

The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of December 31, 2011, all of the 1,350,000 shares were available for issuance.

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

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

15. SEGMENT AND GEOGRAPHIC DATA

In the fourth quarter of 2011, the Company reorganized its leadership team to align the Company’s operations with its business strategy to run its global operations in three regions. As a result, the Company revised its reportable segments by aggregating the segments of Hudson Australia New Zealand and Hudson Asia into one segment, Hudson Asia Pacific. The Company has reclassified information for the years ended December 31, 2010 and 2009 to reflect this change to the segment reporting in accordance with the requirements of ASC 280-10-50-1 to 9 “Operating Segments” and ASC 280-10-50-10 “Reportable Segments.”

The Company operates in three reportable segments: the Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe. Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury, the majority of which are attributable to and have been allocated to the reportable segments. Segment information is presented in accordance with ASC 280, “Segments Reporting.” This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with generally accepted accounting principles. Accounts receivable, net and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

	Hudson Americas	Hudson Asia Pacific(b)	Hudson Europe	Corporate	Inter- segment elimination		Total
For The Year Ended December 31, 2011
Revenue, from external customers	$192,217	$359,108	$382,411	$—		$—	$933,736
Inter-segment revenue	20	39	135	—		(194)	—
Total revenue	$192,237	$359,147	$382,546	$—		$(194)	$933,736
Gross margin, from external customers	$50,778	$146,917	$156,610	$—		$—	$354,305
Inter-segment gross margin	(1)	(83)	107	—		(23)	—
Total gross margin	$50,777	$146,834	$156,717	$—		$(23)	$354,305
Business reorganization and integration expenses (recovery)	$—	$—	$720	$—		$—	$720
EBITDA (loss)(a)	$3,482	$14,180	$8,071	$(2,091)		$—	$23,642
Depreciation and amortization	1,092	2,922	1,642	595		—	6,251
Intercompany interest income (expense), net	—	(7,339)	(523)	7,864		(2)	—
Interest income (expense), net	(42)	(659)	55	(497)		—	(1,143)
Income (loss) from continuing operations before income taxes	$2,348	$3,260	$5,961	$4,681		$(2)	$16,248
Provision for (benefit from) income taxes	$500	$900	$3,214	$725	$		$5,339
As of December 31, 2011
Accounts receivable, net	$24,750	$49,918	$56,821	$—		$—	$131,489
Long-lived assets, net of accumulated depreciation and amortization	$2,557	$9,997	$4,939	$2,536		$—	$20,029
Total assets	$29,818	$81,161	$86,156	$19,411		$—	$216,546

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

15. SEGMENT AND GEOGRAPHIC DATA  – (continued)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination		Total
For The Year Ended December 31, 2010
Revenue, from external customers	$162,432	$303,619	$328,491	$—		$—	$794,542
Inter-segment revenue	(3)	70	195	—		(262)	—
Total revenue	$162,429	$303,689	$328,686	$—		$(262)	$794,542
Gross margin, from external customers	$39,417	$121,965	$137,191	$—		$—	$298,573
Inter-segment gross margin	(116)	(1)	125	—		(8)	—
Total gross margin	$39,301	$121,964	$137,316	$—		$(8)	$298,573
Business reorganization and integration expenses (recovery)	$307	$(15)	$1,402	$—		$—	$1,694
EBITDA (loss)(a)	$1,687	$8,847	$1,086	$(5,117)		$—	$6,503
Depreciation and amortization	2,356	2,887	2,789	152		—	8,184
Intercompany interest income (expense), net	—	(8,198)	(290)	8,487		1	—
Interest (expense) income, net	(7)	(36)	(16)	(1,219)		—	(1,278)
Income (loss) from continuing operations before income taxes	$(676)	$(2,274)	$(2,009)	$1,999		$1	$(2,959)
Provision for (benefit from) income taxes	$(504)	$(120)	$1,266	$840	$		$1,482
As of December 31, 2010
Accounts receivable, net	$26,388	$45,913	$56,275	$—		$—	$128,576
Long-lived assets, net of accumulated depreciation and amortization	$1,487	$10,271	$4,819	$2,248		$—	$18,825
Total assets	$30,130	$77,204	$86,133	$12,367		$—	$205,834

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Year Ended December 31, 2009
Revenue, from external customers	$161,872	$252,302	$276,975	$—	$—	$691,149
Inter-segment revenue	3	44	21	—	(68)	—
Total revenue	$161,875	$252,346	$276,996	$—	$(68)	$691,149
Gross margin, from external customers	$40,959	$95,332	$124,162	$—	$—	$260,453
Inter-segment gross margin	15	(17)	2	—	—	—
Total gross margin	$40,974	$95,315	$124,164	$—	$—	$260,453
Business reorganization and integration expenses (recovery)	$5,133	$3,228	$9,682	$137	$—	$18,180
EBITDA (loss)(a)	$(11,349)	$(825)	$(9,787)	$(13,505)	$—	$(35,466)
Depreciation and amortization	4,418	3,391	4,553	181	—	12,543
Intercompany interest income (expense), net	—	(6,893)	(470)	7,375	(12)	—
Interest income (expense), net	13	236	49	(992)	—	(694)
Income (loss) from continuing operations before income taxes	$(15,754)	$(10,873)	$(14,761)	$(7,303)	$(12)	$(48,703)
Provision for (benefit from) income taxes	$415	$(129)	$(2,690)	$(3,346)	$—	$(5,750)
As of December 31, 2009
Accounts receivable, net	$20,433	$31,726	$46,834	$—	$—	$98,993
Long-lived assets, net of accumulated depreciation and amortization	$2,957	$7,496	$6,801	$2,682	$—	$19,936
Total assets	$28,509	$57,437	$79,222	$16,776	$—	$181,944

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

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

15. SEGMENT AND GEOGRAPHIC DATA  – (continued)

operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with GAAP or as a measure of the Company’s profitability.
(b)	During January 2011, significant rainfall caused widespread flooding throughout much of Queensland, Australia. On February 22, 2011, a major earthquake caused severe damage in Christchurch, New Zealand. The Company incurred losses related to these events primarily for business interruption and property damage. The Company maintains insurance for such matters and recorded $500 for estimated insurance recoveries under the caption “Office and general expense” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011 in accordance with ASC 225-30, “Business Interruption Insurance.”

A summary of revenues for the years ended December 31, 2011, 2010 and 2009 and long-lived assets and net assets by geographic area as of December 31, 2011, 2010 and 2009 is as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Year Ended December 31, 2011
Revenue(c)	$258,766	$277,646	$190,094	$121,935	$83,172	$2,123	$933,736
For The Year Ended December 31, 2010
Revenue(c)	$221,538	$232,936	$161,241	$104,984	$72,652	$1,191	$794,542
For The Year Ended December 31, 2009
Revenue(c)	$164,947	$194,976	$160,281	$110,853	$58,501	$1,591	$691,149
As of December 31, 2011
Long-lived assets, net of accumulated depreciation and amortization(d)	$3,122	$5,972	$5,067	$1,805	$4,029	$34	$20,029
Net assets	$29,290	$30,521	$22,223	$10,933	$14,028	$362	$107,357
As of December 31, 2010
Long-lived assets, net of accumulated depreciation and amortization(d)	$3,086	$6,841	$3,743	$1,725	$3,430	$—	$18,825
Net assets	$27,636	$23,348	$16,947	$13,099	$11,774	$474	$93,278
As of December 31, 2009
Long-lived assets, net of accumulated depreciation and amortization(d)	$4,219	$5,398	$5,094	$3,125	$2,100	$—	$19,936
Net assets	$24,458	$17,184	$9,456	$17,251	$7,814	$97	$76,260

(c)	Revenue is generally recorded on a geographic basis according to the location of the operating subsidiary.
(d)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

HUDSON HIGHLAND GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

16. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
Year Ended December 31, 2011
Revenue	$218,539	$247,378	$245,081	$222,738
Gross margin	$81,198	$95,467	$92,992	$84,648
Operating income (loss)	$463	$6,030	$6,150	$4,792
Income (loss) from continuing operations	$(6)	$4,224	$3,382	$3,309
Net income (loss)	$(6)	$4,224	$3,382	$3,309
Basic earnings (loss) per share from continuing operations	$(0.00)	$0.13	$0.11	$0.10
Basic earnings (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic earnings (loss) per share	$(0.00)	$0.13	$0.11	$0.10
Diluted earnings (loss) per share from continuing operations(a)	$(0.00)	$0.13	$0.11	$0.10
Diluted earnings (loss) per share from discontinued operations(a)	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.13	$0.11	$0.10
Basic weighted average shares outstanding	31,325	31,593	31,620	31,639
Diluted weighted average shares outstanding	31,325	32,039	32,085	32,118

	First quarter	Second quarter	Third quarter	Fourth quarter
Year Ended December 31, 2010
Revenue	$180,118	$194,969	$200,394	$219,061
Gross margin	$66,420	$74,237	$74,991	$82,925
Operating income (loss)	$(4,312)	$89	$(1,409)	$14
Income (loss) from continuing operations	$(4,138)	$177	$(1,883)	$1,403
Net income (loss)	$(4,207)	$229	$(1,897)	$1,190
Basic earnings (loss) per share from continuing operations	$(0.16)	$0.01	$(0.06)	$0.04
Basic earnings (loss) per share from discontinued operations	$(0.00)	$0.00	$(0.00)	$(0.00)
Basic earnings (loss) per share	$(0.16)	$0.01	$(0.06)	$0.04
Diluted earnings (loss) per share from continuing operations(a)	$(0.16)	$0.01	$(0.06)	$0.04
Diluted earnings (loss) per share from discontinued operations(a)	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted earnings (loss) per share	$(0.16)	$0.01	$(0.06)	$0.04
Basic weighted average shares outstanding	26,257	30,947	31,225	31,234
Diluted weighted average shares outstanding	26,257	31,311	31,225	31,754

(a)	Diluted earnings (loss) per share reflect the potential dilution from the assumed exercise of all potentially dilutive potential common shares, primarily stock options. For the first quarter of 2011 and the first and third quarters of 2010, the effect of approximately 2,928,000, 2,771,000 and 2,646,000, respectively, of common stock equivalents and outstanding stock options was excluded from the calculation of diluted earnings (loss) per share because the effect was anti-dilutive. For the second third and fourth quarters of 2011 and the second and fourth quarters of 2010, the effect of approximately 2,224,000, 1,717,000, 1,396,350, 1,588,000 and 1,548,000, respectively, of common stock equivalents and outstanding stock

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
(b)	Income from continuing operations for the quarter ended December 31, 2010 includes a pretax adjustment of $1,172 and associated tax benefit of $299 for previously unrecorded employer payroll taxes in the Netherlands. The adjustment relates to 2009 and the first three quarters of 2010. The pretax impact arising in 2009 and the first three quarters of 2010 was $667 and $505, respectively, with associated tax benefits of $170 and $129, respectively. The Company does not believe these adjustments are material to either period.

Earnings (loss) per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly earnings (loss) per share amounts may not equal year-to-date earnings (loss) per share amounts, which reflect the weighted average effect on a year-to-date basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” on page 39.

Report of Independent Registered Public Accounting Firm

The audit report required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” on page 40.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Amendment to Incentive Compensation Plan

On February 21, 2012, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved an amendment to the definition of “performance goals” in the Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan (the “Plan”) to include employee engagement as an eligible performance goal for incentive awards under the Plan. The Committee also approved incentive compensation awards for the Company’s officers under the Plan, including performance-based restricted stock for the Company’s named executive officers using a new form of award agreement. The performance-based restricted stock had both performance conditions and service conditions, as described below.

The performance conditions with respect to the restricted stock may be satisfied as follows:

(a)	50% of the shares of restricted stock may be earned on the basis of performance as measured by a “Take-out Ratio,” defined as the percentage of the direct, front line costs incurred for the year ending December 31, 2012 divided by the gross margin for the year ending December 31, 2012;
(b)	25% of the shares of restricted stock may be earned on the basis of performance as measured by an employee engagement score for the year ending December 31, 2012 based on a survey;
(c)	25% of the shares of restricted stock may be earned on the basis of performance as measured by “Cash Efficiency,” defined as (1) cash flow from operations for the year ending December 31, 2012 divided by (2) gross margin minus selling, general and administrative expenses for the year ending December 31, 2012.

To the extent shares are earned on the basis of performance, such shares will become vested on the basis of service as follows:

(a)	33% of the shares vest on the later of the first anniversary of the grant date or the determination the performance conditions have been satisfied;
(b)	33% of the shares vest on the second anniversary of the grant date;
(c)	34% of the shares vest on the third anniversary of the grant date; provided that, in each case, the named executive officer remains employed by the Company from the grant date through the applicable service vesting date.

The number of shares of performance-based restricted stock granted to each of the Company’s named executive officers was as follows:

Named Executive Officer	Total Number of Shares of Restricted Stock
	Minimum	Target	Maximum
Mary Jane Raymond	45,000	56,250	67,500
Frank P. Lanuto	10,000	12,500	15,000
Latham Williams	24,000	30,000	36,000
Neil J. Funk	8,000	10,000	12,000

Bonus to Chief Executive Officer

On February 21, 2012, the Committee also awarded a discretionary cash bonus of $200,000 to Manuel Marquez in recognition of his performance as Chief Executive Officer during 2011.

Amendment to Credit Agreement with RBS Citizens Business Capital

On February 22, 2012, the Company and certain of its North American and U.K. subsidiaries entered into Amendment No. 1 (the “Amendment”) to the senior secured revolving credit facility (the “Revolver Agreement”) with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. The Amendment, which was deemed to be effective on February 1, 2012, lowered the unused credit line fee, which is set at one of two rates depending upon the Company’s credit line usage under the Revolver Agreement, from 0.625% per annum to 0.50% per annum and from 0.40% per annum to 0.375% per annum. The Amendment also lowered the applicable margin for the interest rate on borrowings based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement) as follows:

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is attached to this Annual Report on Form 10-K as Exhibit 4.4 and incorporated herein by reference.

Amended and Restated By-laws of Hudson Highland Group, Inc.

Effective February 24, 2012, the Board of Directors of the Company approved amendments (the “By-law Amendments”) to the Amended and Restated By-laws of the Company (the “By-laws”). The Amendments generally consist of immaterial changes to certain provisions of the By-laws necessary to make such provisions consistent with the administrative practices of the Company.

The foregoing description of the By-law Amendments is qualified in its entirety by reference to the full text of the By-laws, including the By-law Amendments, which is attached to this Annual Report on Form 10-K as Exhibit 3.3 and incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement under the captions “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation” and “Compensation Policies and Practices and Risk”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the caption “Principal Stockholders.”

Equity Compensation Plan Information

The following table presents information on the Company’s equity compensation plans as of December 31, 2011.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)
	A	B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	996,350	$13.85	—	(1)
2009 Incentive Stock and Awards Plan	—	—	426,425	(1)
Employee Stock Purchase Plan	—	—	116,329	(2)
Equity Compensation Plans not approved by stockholders:	400,000 (3)	5.18	—	(4)
Total	1,396,350	$11.36	542,754

(1)	Excludes 1,166,082 shares of unvested restricted common stock previously issued under the Hudson Highland Group, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.
(2)	The Company suspended the Hudson Highland Group, Inc. Employee Stock Purchase Plan effective January 1, 2009.

(3)	Represents stock options granted to Manuel Marquez on May 13, 2011 pursuant to the terms of his employment agreement as an inducement to him to join the Company as Chairman and Chief Executive Officer.
(4)	Excludes 100,000 unvested restricted stock units granted to Manuel Marquez on May 13, 2011 pursuant to the terms of his employment agreement as an inducement to him to join the Company as Chairman and Chief Executive Officer.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) 1. Financial statements — The following financial statements and the reports of independent registered public accounting firm are contained in Item 8.

2. Financial statement schedules

Schedule I — Condensed Financial Information of Registrant

Schedule II — Valuation and qualifying accounts and reserves

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

HUDSON HIGHLAND GROUP, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating expenses:
Selling, general and administrative expenses	$19,860	$18,848	$17,028
Depreciation and amortization	595	152	181
Business reorganization and integration expenses	—	—	137
Operating loss	(20,455)	(19,000)	(17,346)
Other (expense) income:
Interest, net	28	3,084	3,135
Corporate costs allocation and other, net	17,770	14,293	3,661
Equity in earnings (losses) of subsidiaries, net of income taxes	13,557	(1,833)	(36,047)
Fee for early extinguishment of credit facility	—	(563)	—
Income (loss) from continuing operations before provision for income taxes	10,900	(4,019)	(46,597)
Provision for (benefit from) income taxes	(9)	422	(3,645)
Income (loss) from continuing operations	10,909	(4,441)	(42,952)
Income (loss) from discontinued operations, net of income taxes	—	(244)	2,343
Net income (loss)	$10,909	$(4,685)	$(40,609)

See notes to condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
(in thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,628	$6,424
Prepaid and other	869	961
Total current assets	14,497	7,385
Property and equipment, net	2,536	2,248
Investment in and advances to/from subsidiaries	95,755	90,190
Other assets	2,377	2,179
Total assets	$115,165	$102,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,417	$6,457
Total current liabilities	5,417	6,457
Deferred rent and other non-current liabilities	2,391	2,267
Total liabilities	7,808	8,724
Stockholders’ equity	107,357	93,278
Total liabilities and stockholders’ equity	$115,165	$102,002

See notes to condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$10,909	(4,685)	(40,609)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividend received from subsidiaries	4,515	3,123	—
Non-cash (income) losses from subsidiaries, net of taxes	(13,557)	5,599	38,960
Depreciation and amortization	595	152	181
Stock-based compensation	1,292	693	638
Net gain on disposal of assets	—	—	(11,628)
Fee for early extinguishment of credit facility	—	563	—
Other, net	365	460	—
Changes in assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in prepaid and other assets	(1,720)	1,120	437
(Increase) decrease in due from subsidiaries	7,093	(13,200)	(4,624)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(828)	2,696	(3,071)
Increase (decrease) in accrued business reorganization expenses	—	(210)	(790)
Net cash provided by (used in) operating activities	8,664	(3,689)	(20,506)
Cash flows from investing activities:
Capital expenditures	367	16	73
Proceeds from sale of assets	—	—	11,628
Change in restricted cash	(1)	599	515
Payment for acquisitions	—	(2,438)	(1,669)
Advances to and investments in subsidiaries, net	(1,438)	(5,667)	(3,356)
Net cash provided by (used in) investing activities	(1,072)	(7,490)	7,191
Cash flows from financing activities:
Borrowings under credit facility	37,963	10,869	51,985
Repayments under credit facility	(37,963)	(21,325)	(46,836)
Payment for early extinguishment of credit facility	—	(563)	—
Payment of deferred financing costs	—	(1,565)	—
Proceeds from issuance of common stock, net	—	19,116	—
Purchase of treasury stock, including fees	—	—	(703)
Purchase of restricted stock from employees	(388)	(71)	(75)
Net cash provided by (used in) financing activities	(388)	6,461	4,371
Net (decrease) increase in cash and cash equivalents	7,204	(4,718)	(8,944)
Cash and cash equivalents, beginning of the period	6,424	11,142	20,086
Cash and cash equivalents, end of the period	$13,628	$6,424	$11,142

See notes to condensed financial statements.

HUDSON HIGHLAND GROUP, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands)

NOTE 1 — BASIS OF PRESENTATION

Hudson Highland Group, Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business through its subsidiaries. As specified in certain of its subsidiaries’ credit agreements in The Netherlands, Australia and New Zealand, there are restrictions on the Parent Company’s ability to obtain funds from certain of its subsidiaries through dividends, intercompany expenses or interest (refer to Note 13, “Credit Agreements”, to the Company’s Consolidated Financial Statements). As of December 31, 2011, the Company was in a stockholders’ equity position of $107,357, and approximately $35,478 constituted restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X. The restricted net assets of the Company’s subsidiaries exceeded 25% of the consolidated net assets of the Company and its subsidiaries, thus requiring this Schedule I, “Condensed Financial Information of the Registrant.” Accordingly, the results of operations and cash flows for the years ended December 31, 2011, 2010 and 2009, and the balance sheets as of December 31, 2011 and 2010 have been presented on a “Parent-only” basis. In these statements, the Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. The Parent-only financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included elsewhere herein.

Certain prior year amounts have been reclassified to conform to the current period presentation. For the years ended December 31, 2010 and 2009, the Company reclassified interest income of $4,184 and $3,237, respectively, and provision for income taxes of $418 and $324, respectively, to the equity earnings of subsidiaries. The reclassified amounts related to the interest income earned from the Company’s Australian subsidiary and its withholding tax that were distributed to the Company’s holding company subsidiary.

NOTE 2 — DIVIDENDS RECEIVED

The Company received dividends of $4,515, $3,123 and $0 in 2011, 2010 and 2009, respectively, from its consolidated subsidiaries.

NOTE 3 — CREDIT AGREEMENTS

Several of the Company’s subsidiaries have credit agreements with lenders. Borrowings under the certain agreements are based on agreed percentage of eligible account receivable. The borrowings of the holding company are secured by the accounts receivable of the Company’s U.S. and U.K. subsidiaries. Refer to Note 13, “Credit Agreements” to the Company’s Consolidated Financial Statements for further details.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

Column A	Column B	Column C Additions		Column D	Column E
Descriptions	Balance at Beginning of Period	Charged to Costs/Expenses (Recoveries)	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts(a)
Year Ended December 31, 2009	$3,521	(255)	(38)	806	$2,422
Year Ended December 31, 2010	$2,422	392	—	669	$2,145
Year Ended December 31, 2011	$2,145	175	—	548	$1,772

(a)	Included in the balances presented here are the allowances for doubtful accounts for the Company’s discontinued operations. The sale and subsequent reduction to the account balance is in column C charged to other accounts as a deletion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this twenty-eighth day of February 2012.

HUDSON HIGHLAND GROUP, INC.

By	/s/ MANUEL MARQUEZ DORSCH Manuel Marquez Dorsch Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MANUEL MARQUEZ DORSCH Manuel Marquez Dorsch	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2012
/s/ MARY JANE RAYMOND Mary Jane Raymond	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2012
/s/ FRANK P. LANUTO Frank P. Lanuto	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 28, 2012
Jon F. Chait	Director
/s/ ROBERT B. DUBNER Robert B. Dubner	Director	February 28, 2012
/s/ JOHN J. HALEY John J. Haley	Director	February 28, 2012
/s/ JENNIFER LAING Jennifer Laing	Director	February 28, 2012
/s/ DAVID G. OFFENSEND David G. Offensend	Director	February 28, 2012
/s/ RICHARD J. STOLZ Richard J. Stolz	Director	February 28, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(3.1)	Amended and Restated Certificate of Incorporation of Hudson Highland Group, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Registration Statement on Form 10 filed March 14, 2003 (file No. 0-50129)).
(3.2)	Certificate of Designations of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 2, 2005 (file No. 0-50129)).
(3.3)	Amended and Restated By-laws of Hudson Highland Group, Inc.
(4.1)	Rights Agreement, dated as of February 2, 2005, between Hudson Highland Group, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Hudson Highland Group, Inc. dated February 3, 2005 (file No. 0-50129)).
(4.2)	Loan and Security Agreement, dated as of August 5, 2010, by and among Hudson Highland Group, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as Lenders, and RBS Citizens Business Capital, a division of RBS Asset Finance, Inc., as Agent (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-50129)).
(4.3)	Facility Agreement, dated as of November 22, 2011, among Hudson Global Resources (Aust) Pty Limited, Hudson Global Resources (NZ) Limited, Hudson Highland (APAC) Pty Limited, Westpac Banking Corporation and Westpac New Zealand Limited (incorporated by reference to Exhibit 4.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated December 5, 2011 (file No. 0-50129)).
(4.4)	Amendment No. 1 to Loan and Security Agreement, dated as of February 22, 2012, by and among Hudson Highland Group, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as Lenders, and RBS Citizens Business Capital, a division of RBS Asset Finance, Inc., as Agent.
(10.1)*	Hudson Highland Group, Inc. Long Term Incentive Plan, as amended through October 29, 2007 (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).
(10.2)*	Form of Hudson Highland Group, Inc. Long Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated May 1, 2007 (file No. 0-50129)).
(10.3)*	Form of Hudson Highland Group, Inc. Long Term Incentive Plan Restricted Stock Award Agreement for share price vesting awards (incorporated by reference to Exhibit 10.2 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 9, 2009 (file No. 0-50129)).
(10.4)*	Form of Hudson Highland Group, Inc. Long Term Incentive Plan Stock Option Agreement (Employees) (incorporated by reference to Exhibit 10.4 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (file No. 0-50129)).
(10.5)*	Form of Hudson Highland Group, Inc. Long Term Incentive Plan Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc. Current Report on Form 8-K dated May 11, 2006 (File No. 0-50129)).
(10.6)*	Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities Exchange Commission on Schedule 14A on April 1, 2009 (file No. 0-50129)).
(10.7)*	Form of Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (Employees) (incorporated by reference to Exhibit 4.2 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 dated August 7, 2009 (file No. 333-161171)).

Exhibit Number	Exhibit Description
(10.8)*	Form of Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (Directors) (incorporated by reference to Exhibit 4.3 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 dated August 7, 2009 (file No. 333-161171)).
(10.9)*	Form of Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 to Hudson Highland Group, Inc.’s Registration Statement on Form S-8 dated August 7, 2009 (file No. 333-161171)).
(10.10)*	Form of Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for EBITDA and gross margin growth performance vesting awards (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 11, 2010 (file No. 0-50129)).
(10.11)*	Form of Hudson Highland Group, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for EBITDA and gross margin growth performance vesting awards with vesting also upon a termination without cause (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated February 14, 2011 (file No. 0-50129)).
(10.12)*	Hudson Highland Group CEO Employment Agreement, dated as of March 7, 2011, between Hudson Highland Group, Inc. and Manuel Marquez Dorsch (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Current Report on Form 8-K dated March 7, 2011 (file No. 0-50129)).
(10.13)*	Amendment to Employment Agreement, dated as of March 23, 2011, between Hudson Highland Group, Inc. and Manuel Marquez Dorsch (incorporated by reference to Exhibit 10.1 to Hudson Highland Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (file No. 0-50129)).
(10.14)*	Executive Employment Agreement, amended and restated effective as of March 1, 2009, between Hudson Highland Group, Inc. and Margaretta R. Noonan (incorporated by reference to Exhibit 10.8 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (file No. 0-50129)).
(10.15)*	Executive Agreement, dated as of January 20, 2012, between Hudson Highland Group, Inc. and Richard S. Gray.
(10.16)*	Executive Employment Agreement, amended and restated effective as of January 25, 2012, between Hudson Highland Group, Inc. and Latham Williams.
(10.17)*	Executive Employment Agreement, amended and restated effective as of January 26, 2012, between Hudson Highland Group, Inc. and Neil J. Funk.
(10.18)*	Executive Employment Agreement, amended and restated effective as of February 8, 2012, between Hudson Highland Group, Inc. and Frank P. Lanuto.
(10.19)*	Executive Employment Agreement, amended and restated effective as of February 7, 2012, between Hudson Highland Group, Inc. and Mary Jane Raymond.
(10.20)*	Summary of Hudson Highland Group, Inc. Compensation for Non-employee Members of the Board of Directors (incorporated by reference to Exhibit 10.9 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).
(10.21)*	Hudson Highland Group, Inc. Director Deferred Share Plan (incorporated by reference to Exhibit 10.15 to Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file No. 0-50129)).
(21)	Subsidiaries of Hudson Highland Group, Inc.
(23)	Consent of KPMG LLP.

Exhibit Number	Exhibit Description
(31.1)	Certification by the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(99.1)	Proxy Statement for the 2012 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2011; except to the extent specifically incorporated by reference, the Proxy Statement for the 2012 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]
(101)	The following materials from Hudson Highland Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement.