Form 10-Q
period 2012-03-31
Hudson Global, Inc.
filed 2012-05-02
CIK 1210708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-50129

HUDSON GLOBAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	59-3547281
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

560 Lexington Avenue, New York, New York 10022

(Address of principal executive offices) (Zip Code)

(212) 351-7300

(Registrant’s telephone number, including area code)

HUDSON HIGHLAND GROUP, INC.

(Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2012
Common Stock - $0.001 par value	33,249,192

HUDSON GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$200,590	$218,539
Direct costs	127,382	137,341
Gross margin	73,208	81,198
Operating expenses:
Selling, general and administrative expenses	74,465	78,808
Depreciation and amortization	1,505	1,576
Business reorganization expenses	940	351
Operating income (loss)	(3,702)	463
Non-operating income (expense):
Interest income (expense), net	(161)	(206)
Other income (expense), net	(4)	487
Income (loss) before provision for income taxes	(3,867)	744
Provision for (benefit from) income taxes	(646)	750
Net income (loss)	$(3,221)	$(6)
Earnings (loss) per share:
Basic	$(0.10)	$(0.00)
Diluted	$(0.10)	$(0.00)
Weighted-average shares outstanding:
Basic	31,765	31,325
Diluted	31,765	31,325
Comprehensive income (loss):
Net income (loss)	$(3,221)	$(6)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	1,790	2,045
Total other comprehensive income (loss), net of income taxes	1,790	2,045
Comprehensive income (loss)	$(1,431)	$2,039

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$24,930	$37,302
Accounts receivable, less allowance for doubtful accounts of $1,680 and $1,772, respectively	132,567	131,489
Prepaid and other	13,850	13,132
Total current assets	171,347	181,923
Property and equipment, net	18,000	17,838
Deferred tax assets, non-current	10,408	8,628
Other assets	6,022	8,157
Total assets	$205,777	$216,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,734	$12,025
Accrued expenses and other current liabilities	70,698	74,248
Short-term borrowings	-	3,384
Accrued business reorganization expenses	759	858
Total current liabilities	83,191	90,515
Other non-current liabilities	10,593	10,867
Income tax payable, non-current	4,869	7,807
Total liabilities	98,653	109,189
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 100,000 shares authorized; issued 33,283 and 32,776 shares, respectively	33	33
Additional paid-in capital	471,719	470,786
Accumulated deficit	(400,511)	(397,290)
Accumulated other comprehensive income—translation adjustments	36,045	34,255
Treasury stock, 34 and 79 shares, respectively, at cost	(162)	(427)
Total stockholders’ equity	107,124	107,357
Total liabilities and stockholders' equity	$205,777	$216,546

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(3,221)	$(6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,505	1,576
Provision for (recovery of ) doubtful accounts	3	213
Provision for (benefit from) deferred income taxes	(1,339)	(209)
Stock-based compensation	921	599
Other, net	117	(146)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,327	(14,550)
Decrease (increase) in prepaid and other assets	1,441	(605)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,750)	3,349
Increase (decrease) in accrued business reorganization expenses	(241)	(338)
Net cash provided by (used in) operating activities	(7,237)	(10,117)
Cash flows from investing activities:
Capital expenditures	(1,809)	(1,025)
Proceeds from sale of assets	-	247
Net cash provided by (used in) investing activities	(1,809)	(778)
Cash flows from financing activities:
Borrowings under credit agreements	36,561	49,171
Repayments under credit agreements	(39,975)	(39,611)
Repayment of capital lease obligations	(118)	-
Purchase of restricted stock from employees	(389)	(267)
Net cash provided by (used in) financing activities	(3,921)	9,293
Effect of exchange rates on cash and cash equivalents	595	390
Net increase (decrease) in cash and cash equivalents	(12,372)	(1,212)
Cash and cash equivalents, beginning of the period	37,302	29,523
Cash and cash equivalents, end of the period	$24,930	$28,311
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$93	$167
Cash payments during the period for income taxes, net of refunds	$816	$1,129

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2011	32,697	$33	$470,786	$(397,290)	$34,255	$(427)	$107,357
Net income (loss)	-	-	-	(3,221)	-	-	(3,221)
Other comprehensive income (loss), translation adjustments	-	-	-	-	1,790	-	1,790
Purchase of restricted stock from employees	(79)	-	-	-	-	(389)	(389)
Issuance of shares for 401(k) plan contribution	124	-	12	-	-	654	666
Stock-based compensation	507	-	921	-	-	-	921
Balance at March 31, 2012	33,249	$33	$471,719	$(400,511)	$36,045	$(162)	$107,124

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 2 – DESCRIPTION OF BUSINESS

The Company is comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe (“Hudson regional businesses” or “Hudson”). The Company provides highly specialized professional-level recruitment and related talent solutions worldwide. The Company’s core service offerings include Permanent Recruitment, Contract Consulting, Legal eDiscovery, Recruitment Process Outsourcing (“RPO”) and Talent Management Solutions.

The Company has operated as an independent publicly-held company since April 1, 2003 when the eResourcing division of Monster Worldwide, Inc., formerly TMP Worldwide, Inc., composed of 67 acquisitions made between 1999 and 2001, was spun off. As of March 31, 2012, the Company had more than 2,000  employees operating in approximately 20 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. For the three months ended March 31, 2012 and 2011, the amounts and percentages of the Company’s gross margins from the three reportable segments were as follows:

	For The Three Months Ended March 31, 2012		For The Three Months Ended March 31, 2011
	Gross Margin ($)%		Gross Margin ($)%
Hudson Americas	$11,831	16.16%	$10,356	12.75%
Hudson Asia Pacific	29,313	40.04%	31,905	39.29%
Hudson Europe	32,064	43.80%	38,937	47.96%
Total	$73,208	100.00%	$81,198	100.00%

The Company’s core service offerings include those services described below.

Permanent Recruitment: Offered on both a retained and contingent basis, Hudson’s Permanent Recruitment services leverage its consultants, psychologists and other professionals in the development and delivery of its proprietary methods to identify, select and engage the best-fit talent for critical client roles.

Contract Consulting: In Contract Consulting, Hudson provides a range of project management, interim management and professional contract staffing services. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals – either individually or as a team – are placed with client organizations for a defined period of time based on specific business need.

Legal eDiscovery: Hudson’s Legal eDiscovery services are composed of eDiscovery solutions, managed document review (encompassing logistical deployment, project management, process design and productivity management), and contract attorney staffing. The most comprehensive of these is the Company’s full-service eDiscovery solution, providing an integrated system of discovery management and review technology deployment for both corporate and law firm clients.

HUDSON GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 2 – DESCRIPTION OF BUSINESS (continued)

RPO: Hudson RPO delivers outsourced recruitment solutions tailored to the individual needs of mid to large-cap multinational companies. Hudson RPO’s delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients’ ongoing business needs. Hudson RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions and recruitment consulting.

Talent Management Solutions: Featuring embedded proprietary talent assessment and selection methodologies, Hudson’s Talent Management capability encompasses services such as talent assessment (utilizing a variety of competency, attitude and experiential testing), interview training, executive coaching, employee development and outplacement.

On April 26, 2012, at the annual meeting of Stockholders, the Company received stockholders’ approved to change the Company’s corporate name to “Hudson Global, Inc.” from “Hudson Highland Group, Inc.” The Company’s name change became effective on April 26, 2012. The Company also changed its trading symbol on Nasdaq Stock Market to “HSON” from “HHGP,” effective on April 30, 2012.

Reporting Segments

In the fourth quarter of 2011, the Company reorganized its leadership team to align the Company’s operations with its business strategy to run its global operations in three regions. As a result, the Company revised its reportable segments by aggregating the segments of Hudson Australia New Zealand and Hudson Asia into one segment, Hudson Asia Pacific. The Company has reclassified information for the three months ended March 31, 2011 to reflect this change to the segment reporting in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10-50-1 to 9 “Operating Segments” and ASC 280-10-50-10 “Reportable Segments.” See Note 15 for further details.

Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, tax and treasury. A portion of these expenses are attributed to the reportable segments for providing the above services to them and have been allocated to the segments as management service fees and are included in the segments’ non-operating other income (expense).

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, the standard does not affect the calculation or reporting of net income and earnings per share. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. ASU 2011-12 deferred certain aspects of ASU 2011-05. Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the other comprehensive income is presented. This requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. The standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company adopted ASU 2011-05 as of January 1, 2012, and presented the components of other comprehensive income in a single continuous Condensed Consolidated Statement of Operations and Other Comprehensive Income (loss). The Company’s adoption of ASU 2011-05 did not have any impact on the Company’s results of operations or financial condition

HUDSON GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 4 – REVENUE, DIRECT COSTS AND GROSS MARGIN

The Company’s revenue, direct costs and gross margin were as follows:

	For The Three Months Ended March 31, 2012			For The Three Months Ended March 31, 2011
	Temporary Contracting	Other	Total	Temporary Contracting	Other	Total
Revenue	$150,437	$50,153	$200,590	$163,061	$55,478	$218,539
Direct costs (1)	124,071	3,311	127,382	134,155	3,186	137,341
Gross margin	$26,366	$46,842	$73,208	$28,906	$52,292	$81,198

(1)	Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent recruitment and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of contracting and permanent recruitment, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

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

Incentive Compensation Plan

The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan (the “ISAP”) pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options and restricted stock as well as other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) will establish such conditions as it deems appropriate on the granting or vesting of stock options or restricted stock. While the Company historically granted both stock options and restricted stock to its employees, since 2008 the Company has granted primarily restricted stock to its employees.

The ISAP provides that an aggregate of 1,600,000 shares of the Company’s common stock are reserved for issuance to participants. The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. As of March 31, 2012, there were no shares  of the Company’s common stock available for future issuance. On April 26, 2012, the Company’s stockholders approved an amendment to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance to participants by 2,500,000 shares.

The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company.

HUDSON GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 5 – STOCK-BASED COMPENSATION (continued)

For the three months ended March 31, 2012 and 2011, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units were as follows:

	For The Three Months Ended March 31,
	2012	2011
Stock options	$245	$82
Restricted stock	625	517
Restricted stock units	51	-
Total	$921	$599

Stock Options

Stock options granted under the ISAP generally expire ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying stock on the date of grant and generally vest ratably over a four year period.

As of March 31, 2011, the Company had approximately $900  of unrecognized stock-based compensation expense related to outstanding non-vested stock options. The Company expects to recognize that cost over a weighted average service period of approximately 1.7 years .

Changes in the Company’s stock options for the three months ended March 31, 2012 and 2011 were as follows:

	For The Three Months Ended March 31,
	2012		2011
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price
	Outstanding	per Share	Outstanding	per Share
Options outstanding at January 1,	1,396,350	$11.36	1,548,300	$12.64
Expired	(10,750)	15.68	(8,625)	16.59
Options outstanding at March 31,	1,385,600	11.33	1,539,675	12.62
Options exercisable at March 31,	973,100	$13.94	1,057,425	$12.73

Restricted Stock

A summary of the quantity and vesting conditions for shares of restricted stock granted for the three months ended March 31, 2012 was as follows:

Number of
Shares of
Restricted
Vesting conditions	Stock Granted
Performance and service conditions (1)	562,830
Vest 50% on each of the second and third anniversaries of the grant date with service conditions only	30,000
Vest one-third on each of the first three anniversaries of the grant date with service conditions only	15,000
Total shares of restricted stock granted for the three months ended March 31, 2012	607,830

HUDSON GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 5 – STOCK-BASED COMPENSATION (continued)

(1) The performance conditions with respect to the restricted stock may be satisfied as follows:

(a) 50% of the shares of restricted stock may be earned on the basis of performance as measured by a “Take-out Ratio,” defined as the percentage of the direct, front line costs incurred for the year ending December 31, 2012 divided by the gross margin for the year ending December 31, 2012;

(b) 25% of the shares of restricted stock may be earned on the basis of performance as measured by an employee engagement score for the year ending December 31, 2012 based on an employee survey to be conducted by a global human resources consulting firm;

(c) 25% of the shares of restricted stock may be earned on the basis of performance as measured by “Cash Efficiency,” defined as (1) cash flow from operations for the year ending December 31, 2012 divided by (2) gross margin minus selling, general and administrative expenses for the year ending December 31, 2012.

To the extent shares are earned on the basis of performance, such shares will vest on the basis of service as follows:

(a) 33% of the shares vest on the later of the first anniversary of the grant date or the determination that the performance conditions have been satisfied;

(b) 33% of the shares vest on the second anniversary of the grant date;

(c) 34% of the shares vest on the third anniversary of the grant date; provided that, in each case, the named executive officer remains employed by the Company from the grant date through the applicable service vesting date.

As of March 31, 2012, the Company had approximately $4,279  of unrecognized stock-based compensation expense related to outstanding non-vested restricted stock. The Company expects to recognize that cost over a weighted average service period of 1.8  years.

Changes in the Company’s restricted stock for the three months ended March 31, 2012 and 2011were as follows:

	For The Three Months Ended March 31,
	2012		2011
	Number of	Weighted	Number of	Weighted
	Shares of	Average	Shares of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
Non-vested restricted stock at January 1,	1,166,082	$5.12	953,037	$3.64
Granted	607,830	4.59	640,125	6.36
Vested	(366,299)	5.04	(216,189)	3.43
Forfeited	(100,347)	5.61	(69,819)	2.41
Non-vested restricted stock at March 31,	1,307,266	$4.86	1,307,154	$5.07

HUDSON GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 5 – STOCK-BASED COMPENSATION (continued)

Restricted Stock Units

As of March 31, 2012, the Company had approximately $336  of unrecognized stock-based compensation expense related to outstanding non-vested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 2.0 years.

Changes in the Company’s restricted stock units for the three months ended March 31, 2012 and 2011were as follows:

	For The Three Months Ended March 31,
	2012		2011
	Number of	Weighted	Number of	Weighted
	Shares of	Average	Shares of	Average
	Restricted	Grant-Date	Restricted	Grant-Date
	Stock Unit	Fair Value	Stock Unit	Fair Value
Non-vested restricted stock units at January 1,	100,000	$5.18	-	$-
Granted	-	-	-	-
Vested	-	-	-	-
Non-vested restricted stock units at March 31,	100,000	$5.18	-	$-

Defined Contribution Plan and Non-cash Employer-matching contributions

The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. For the three months ended March 31, 2012 and 2011, the Company’s expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	For The Three Months Ended March 31,
(in thousands, except otherwise stated)	2012	2011
Expense recognized for the 401(k) plan	$193	$205
Contributions to satisify prior years' employer-matching liability
Number of shares of the Company's common stock issued	124,404	91,944
Market value per share of the Company's common stock on contribition date (in dollars)	$5.35	$6.55
Non-cash contribution made for employer matching liability	$666	$602

NOTE 6 – INCOME TAXES

Under ASC 270, “Interim Reporting”, and ASC 740-270, “Income Taxes – Intra Tax Allocation”, the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 270 and ASC 740-270 could result in a higher or lower effective rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

Effective Tax Rate

The benefit from income taxes for the three months ended March 31, 2012 was $646 on a pre-tax loss of $3,867 , compared with a provision for income taxes of $750 on a pre-tax income of $744  for the same period in 2011. The Company’s effective income tax rate was 16.7% and 100.8% for the three months ended March 31, 2012 and 2011, respectively. The change in the rate was primarily attributable to the Company’s ability to benefit losses in certain foreign jurisdictions in 2012 that it was previously unable to recognize and also to the lower charges related to uncertain tax positions.

HUDSON GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 6 – INCOME TAXES (continued)

Uncertain Tax Positions

As of March 31, 2012 and December 31, 2011, the Company had $7,737  and $7,807, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $1,554  and $1,644 as of March 31, 2012 and December 31, 2011, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and totaled to a benefit of $97  and $148 for the three months ended March 31, 2012 and 2011, respectively.

In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses remain open until the losses expire or the statutes of limitations for those years when the losses are used expire. The open tax years are 2008 through 2011 for the U.S. Federal and 2005 through 2011 for most state and local jurisdictions, 2010 through 2011 for the U.K., 2007 through 2011 for Australia and 2005 through 2011 for most other jurisdictions. The Company is currently under income tax examination in the State of Pennsylvania (2004-2009), Illinois (2008-2009) and New Zealand (2009). The Company believes that its tax reserves are adequate for all years subject to examination.

Based on information available as of March 31, 2012, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $500 to $4,300  within 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.

NOTE 7 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money” and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period, or (ii) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the target stock price is met.

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations were as follows:

	Three Months Ended March 31,
	2012	2011
Earnings (loss) per share ("EPS"):
Basic	$(0.10)	$(0.00)
Diluted	$(0.10)	$(0.00)

EPS numerator - basic and diluted:
Net income (loss)	$(3,221)	$(6)
EPS denominator:
Weighted-average common stock outstanding - basic	31,765,239	31,325,021
Common stock equivalents: stock options and other stock-based awards (a)	-	-
Weighted-average number of common stock outstanding - diluted	31,765,239	31,325,021

HUDSON GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 7 – EARNINGS (LOSS) PER SHARE (continued)

(a)	For the periods in which net losses are presented, the diluted weighted average number of shares of common stock outstanding did not differ from the basic weighted average number of shares of common stock outstanding because the effects of any potential common stock equivalents (see Note 5 for further details on outstanding stock options, non-vested restricted stock units and non-vested restricted stock) were anti-dilutive and therefore not included in the calculation of the denominator of dilutive earnings per share.

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three months ended March 31, 2012 and 2011 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2012	2011
Unvested restricted stock	1,307,266	1,388,714
Unvested restricted stock units	100,000	-
Stock options	1,385,600	1,539,675
Total	2,792,866	2,928,389

NOTE 8 – RESTRICTED CASH

A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
Included under the caption "Other assets":
Collateral accounts	$1,311	$3,120
Rental deposits	277	268
Total amount under the caption "Other assets":	$1,588	$3,388

Included under the caption "Prepaid and other":
Social tax payment reserves	$1	$3
Rental deposits	17	-
Client guarantees	121	$133
Collateral accounts	122	117
Total amount under the caption "Prepaid and other"	$261	$253

Total restricted cash	$1,849	$3,641

Collateral accounts primarily included deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy. The rental deposits with banks were held as guarantees for the rent on the Company’s offices in the Netherlands and Spain. Social tax payment reserves were held with banks for employee social tax payments required by law in the Netherlands. The client guarantees were held in banks in Belgium as deposits for various client projects.

HUDSON GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 9 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2012 and December 31, 2011, property and equipment, net were as follows:

	March 31,	December 31,
	2012	2011
Computer equipment	$13,260	$13,666
Furniture and equipment	9,938	9,692
Capitalized software costs	32,660	30,920
Leasehold and building improvements	22,106	21,650
	77,964	75,928
Less: accumulated depreciation and amortization	59,964	58,090
Property and equipment, net	$18,000	$17,838

The Company had expenditures of approximately $831 and $1,137 for acquired property and equipment, mainly consisting of software development, fixtures, computer equipment and leasehold improvements, which had not been placed in service as of March 31, 2012 and December 31, 2011, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Non-Cash Capital Expenditures

The Company acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expense and other current liabilities” in the Condensed Consolidated Balance Sheets and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011. A summary of the Company’s equipment acquired under capital lease agreements were as follows:

	March 31,	December 31,
	2012	2011
Capital lease obligation, current	$427	$420
Capital lease obligation, non-current	$610	$720

The Company did not acquire any property and equipment under capital lease agreements for the three months ended March 31, 2012 and 2011.

NOTE 10 – GOODWILL

The following is a summary of the changes in the carrying value of the Company’s goodwill for the three months ended March 31, 2012 and 2011. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

	Carrying Value
	2012	2011
Goodwill, January 1,	$1,992	$1,909
Additions	-	-
Impairments	-	-
Currency translation	6	13
Goodwill, March 31,	$1,998	$1,922

HUDSON GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 11 – BUSINESS REORGANIZATION EXPENSES

In January 2012, the Company’s Chief Executive Officer approved a $1,000 plan of reorganization (“2012 Plan”) to streamline the Company’s support operations in each of Hudson’s regional businesses to match the aggregated operating segments and to improve support services to the Company’s regional and global professional business practices. The 2012 Plan primarily includes costs for actions to reduce support functions to match them to the revised operating structure. On April 26, 2012, the Company’s Board of Directors (the “Board”) approved an addition to the 2012 Plan of $10,000 for additional actions to accelerate the Company’s plans for increased global alignment and redirection of resources from support to client facing activities. The Company expects to substantially complete the 2012 Plan in 2012.

The Company’s Board approved other reorganization plans in 2009 (“2009 Plan”), 2008 (“2008 Plan”), and 2006 (“2006 Plan”) to streamline the Company’s support operations and included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. Business reorganization expense for the three months ended March 31, 2012, and 2011 by plan was as follows:

	Three Months Ended March 31,
	2012	2011
2006 Plan	$-	$375
2008 Plan	-	-
2009 Plan	(48)	(24)
2012 Plan	988	-
Total	$940	$351

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered during the three months ended March 31, 2012. The amounts for Changes in Estimate and Additional Charges are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations. Amounts in the “Payments” column represent primarily the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the three months ended March 31, 2012 were as follows:

For the Three Months Ended March 31, 2012	December 31, 2011	Changes in Estimate	Additional Charges	Payments	March 31, 2012
Lease termination payments	$1,309	$(49)	$-	$(85)	$1,175
Employee termination benefits	75	-	989	(1,051)	13
Contract cancellation costs	5	-	-	-	5
Total	$1,389	$(49)	$989	$(1,136)	$1,193

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

HUDSON GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

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

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant  as of March 31, 2012 and December 31, 2011.

Asset Retirement Obligations

The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The current portion of asset retirement obligations were included under the caption “Accrued expense and other current liabilities” in the Condensed Consolidated Balance Sheets. The non-current portion of asset retirement obligations were included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that were included in the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Current portion of asset retirement obligations	$533	$301
Non-current portion of asset retirement obligations	2,460	2,507
Total asset retirement obligations	$2,993	$2,808

Matters Under Appeal

The Company is currently appealing a decision by the Pennsylvania Department of Revenue related to its 2004 and 2005 state income tax returns. Under the appeals process, the State has filed a routine tax lien in the amount of $3,500 on the Company’s U.S. operating subsidiary. The Company has posted a security bond amounting to 120% of the lien. The Company does not expect this bond to be drawn. In January 2012, the Company and the Commonwealth of Pennsylvania engaged in discussions resulting in a settlement proposal that is currently pending. This proposal could potentially lead to a settlement within the next twelve months. A settlement could result in a reduction in the future provision for income taxes.

HUDSON GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 13 – CREDIT AGREEMENTS

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

Prior to the amendment, borrowings could be made with an interest rate based on a base rate plus 2% or on the LIBOR rate for the applicable period plus 3%. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). The amendment, which was deemed to be effective on February 1, 2012, lowered the applicable margin for the interest rate on borrowings based on the Company’s Fixed Charge Coverage Ratio as follows:

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

The details of the Revolver Agreement as of March 31, 2012 were as follows:

March 31, 2012
Borrowing base	$34,646
Less: adjustments to the borrrowing base
Minimum availability	(5,000)
Outstanding letters of credits	(2,360)
Adjusted borrowing base	27,286
Less: outstanding borrowing	-
Additional borrowing availability	$27,286
Interest rates on outstanding borrowing	4.50%

The Revolver Agreement contains various restrictions and covenants including: (1) a requirement to maintain a minimum excess availability $5,000, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $1,000; (2) a limit on the payment of dividends of not more than $5,000 per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25,000 in cash and $25,000 in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4,000 per year. The Company was in compliance with all financial covenants under the Revolver Agreement as of March 31, 2012.

HUDSON GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 13 – CREDIT AGREEMENTS (continued)

Credit Agreement with Westpac Banking Corporation

On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a Facility Agreement, dated November 29, 2011 (the “Facility Agreement”), with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”).

The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $20,706 (AUD20,000) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2,865 (NZD3,500) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $5,177 (AUD5,000) (“Tranche C”) for the Australian subsidiary.

The Facility Agreement does not have a stated maturity date and can be terminated by Westpac upon 90 days written notice. Borrowings under Tranche A may be made with an interest rate based on the Invoice Finance 30-day Bank Bill Rate (as defined in the Facility Agreement) plus a margin of 0.75%. Borrowings under Tranche B may be made with an interest rate based on the Commercial Lending Rate (as defined in the Facility Agreement) plus a margin of 0.83%. Each of Tranche A and Tranche B bears a fee, payable monthly, equal to 0.65% of the size of Westpac’s commitment under such tranche. Borrowings under Tranche C may be made incurring a fee equal to 1.10% of the face value of the financial guarantee requested. Amounts owing under the Facility Agreement are secured by substantially all of the assets of the Australian subsidiary, its Australian parent company and the New Zealand subsidiary (collectively, the “Obligors”) and certain of their subsidiaries.

The details of the Facility Agreement as of March 31, 2012 were as follows:

March 31, 2012
Tranche A:
Borrowing capacity	$20,706
Less: outstanding borrowing	-
Additional borrowing availability	$20,706
Interest rates on outstanding borrowing	6.15%
Tranche B:
Borrowing capacity	$2,865
Less: outstanding borrowing	-
Additional borrowing availability	$2,865
Interest rates on outstanding borrowing	6.03%
Tranche C:
Financial guarantee capacity	$5,177
Less: outstanding financial guarantee requested	(4,462)
Additional availability for financial guarantee	$715
Interest rates on financial guarantee requested	1.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $18,118 (AUD17,500); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve month period; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of March 31, 2012.

HUDSON GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 13 – CREDIT AGREEMENTS (continued)

Other Credit Agreements

The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, Singapore and Mainland China. As of March 31, 2012, the Netherlands subsidiary could borrow up to $2,067 (€1,549)  based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary has a $1,334 (€1,000)  overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus a margin, and were 3.06%  as of March 31, 2012. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $795 (SGD 1,000) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.0%  on March 31, 2012. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. In Mainland China, the Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate plus 200 basis points, and it was 8.1%  on March 31, 2012. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of March 31, 2012.

The average monthly outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and Mainland China was $1,260  for the three months ended March 31, 2012. The weighted average interest rate on all outstanding borrowings for the three months ended March 31, 2012 was 5.92%.

The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 14 – SHELF REGISTRATIONS

Acquisition Shelf Registration Statement

The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of March 31, 2012, all of the 1,350,000 shares were available for issuance.

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

As a result of a 2010 public offering of common stock, the Company may issue up to $8,990 equivalent of securities or combinations of securities under the 2009 Shelf Registration.

HUDSON GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

NOTE 15 – SEGMENT AND GEOGRAPHIC DATA

Segment Reporting

In the fourth quarter of 2011, the Company reorganized its leadership team to align the Company’s operations with its business strategy to run its global operations in three regions. As a result, the Company revised its reportable segments by aggregating the segments of Hudson Australia New Zealand and Hudson Asia into one segment, Hudson Asia Pacific. The Company has reclassified information for the three months ended March 31, 2011 to reflect this change to the segment reporting in accordance with the requirements of ASC 280-10-50-1 to 9 “Operating Segments” and ASC 280-10-50-10 “Reportable Segments.”

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

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended March 31, 2012
Revenue, from external customers	$45,170	$74,263	$81,157	$-	$-	$200,590
Inter-segment revenue	-	13	18	-	(31)	-
Total revenue	$45,170	$74,276	$81,175	$-	$(31)	$200,590
Gross margin, from external customers	$11,831	$29,313	$32,064	$-	$-	$73,208
Inter-segment gross margin	(3)	(4)	7	-	-	-
Total gross margin	$11,828	$29,309	$32,071	$-	$-	$73,208
Business reorganization expenses (recovery)	$20	$67	$720	$133	$-	$940
EBITDA (loss) (a)	$(491)	$8	$(1,087)	$(631)	$-	$(2,201)
Depreciation and amortization	319	694	363	129	-	1,505
Intercompany interest income (expense), net	-	(1,746)	(108)	1,854	-	-
Interest income (expense), net	(19)	(65)	19	(96)	-	(161)
Income (loss) from continuing operations before income taxes	$(829)	$(2,497)	$(1,539)	$998	$-	$(3,867)
As of March 31, 2012
Accounts receivable, net	$31,654	$45,098	$55,815	$-	$-	$132,567
Long-lived assets, net of accumulated depreciation and amortization	$2,478	$10,389	$4,902	$2,406	$-	$20,175
Total assets	$36,997	$75,506	$84,660	$8,614	$-	$205,777

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended March 31, 2011
Revenue, from external customers	$45,812	$79,017	$93,710	$-	$-	$218,539
Inter-segment revenue	(2)	5	9	-	(12)	-
Total revenue	$45,810	$79,022	$93,719	$-	$(12)	$218,539
Gross margin, from external customers	$10,356	$31,905	$38,937	$-	$-	$81,198
Inter-segment gross margin	(3)	(2)	4	-	1	-
Total gross margin	$10,353	$31,903	$38,941	$-	$1	$81,198
Business reorganization expenses (recovery)	$-	$-	$351	$-	$-	$351
EBITDA (loss) (a)	$(379)	$2,014	$2,175	$(1,284)	$-	$2,526
Depreciation and amortization	322	720	466	68	-	1,576
Intercompany interest income (expense), net	-	(1,792)	(109)	1,901	-	-
Interest (expense) income , net	(1)	(104)	6	(107)	-	(206)
Income (loss) from continuing operations before income taxes	$(702)	$(602)	$1,606	$442	$-	$744
As of March 31, 2011
Accounts receivable, net	$28,608	$50,341	$66,556	$-	$-	$145,505
Long-lived assets, net of accumulated depreciation and amortization	$1,537	$9,935	$4,736	$2,141	$-	$18,349
Total assets	$32,733	$79,616	$100,384	$9,665	$-	$222,398

HUDSON GLOBAL, INC.

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

Geographic Data Reporting

A summary of revenues for the three months ended March 31, 2012 and 2001 and long-lived assets and net assets by geographic area as of March 31, 2012 and 2001 were as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended March 31, 2012
Revenue (b)	$52,007	$57,644	$44,636	$29,041	$16,728	$534	$200,590

For The Three Months Ended March 31, 2011
Revenue (b)	$63,800	$61,725	$45,363	$29,526	$17,676	$449	$218,539

As of March 31, 2012
Long-lived assets, net of accumulated depreciation and amortization (c)	$3,183	$6,030	$4,833	$1,707	$4,364	$58	$20,175
Net assets	$30,112	$29,730	$21,558	$10,634	$14,554	$536	$107,124

As of March 31, 2011
Long-lived assets, net of accumulated depreciation and amortization (c)	$2,907	$6,381	$3,686	$1,814	$3,561	$-	$18,349
Net assets	$31,964	$23,091	$17,452	$11,302	$11,890	$552	$96,251

(b)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.
(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Recent Accounting Pronouncements

Executive Overview

The Company has expertise in recruiting mid-level professional talent across all management disciplines in a wide range of industries. We match clients and candidates to address client needs on a part time, full time, and interim basis. Part of that expertise is derived from research on hiring trends and clients’ current successes and challenges with their staff. This research has helped enhance our understanding about the number of new hires that do not meet our clients’ long term goals, the reasons why, and the cost to organizations. Our focus is to continually upgrade our service offerings, delivery capability and assessment tools to make our candidates more successful in achieving our clients’ business requirements.

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

The Company’s strategic initiatives for the near term include:

•	Leveraging the value of our global business as exemplified by the launch of the global practices in Legal eDiscovery and Recruitment Process Outsourcing (“RPO”).

•	Attracting, developing and retaining the right people to increase productivity and profitability.

•	Focusing on selected clients and services to provide higher value recruitment solutions to their businesses.

•	Create a compelling digital presence to help attract both highly skilled candidates and new clients to grow our business.

Current Market Conditions

Global market conditions were mixed throughout the first quarter. The European debt crisis, which intensified in 2011, has persisted longer than anticipated despite government and central bank actions and has had an impact on the banking sector worldwide. In addition, slowing growth in China and its impact throughout the greater Asia Pacific region has resulted in overall delays in corporate hiring.

These market conditions contributed to a decline in the Company’s first quarter revenues of 8.9 percent and affected several of the major markets in which we operate. If the debt crisis in Europe is not resolved timely, we may experience prolonged periods of lower revenues, which could negatively impact our business, operating results and financial condition. At this time we are unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for our services.

In January 2012, the Company’s Chief Executive Officer approved a $1 million plan of reorganization (“2012 Plan”) to streamline the Company’s support operations in each of Hudson’s regional businesses to match the aggregated operating segments and to improve support services to the Company’s regional and global professional business practices. The 2012 Plan primarily includes costs for actions to reduce support functions to match them to the revised operating structure. On April 26, 2012, the Company’s Board of Directors approved an addition to the 2012 Plan of up to $10 million for additional actions to accelerate the Company’s plans for increased global alignment and redirection of resources from support to client facing activities. The Company expects to substantially complete the 2012 Plan in 2012.

Financial Performance

The following is a summary of the highlights for the three months ended March 31, 2012, and 2011. These should be considered in the context of the additional disclosures in this MD&A.

•	Revenue was $200.6 million for the three months ended March 31, 2012, compared to $218.5 million for 2011, a decrease of $17.9 million, or 8.2%. On a constant currency basis, the Company’s revenue decreased $19.5 million or 8.9%. Of this decrease, $14.1 million, or 8.6% was in contracting revenue and $5.9 million, or 13.5%, was in permanent recruitment revenue.

•	Gross margin was $73.2 million for the three months ended March 31, 2012, compared to $81.2 million for 2011, a decrease of $8.0 million, or 9.8%. On a constant currency basis, gross margin decreased $8.2 million or 10.1%. Of this decrease, $5.9 million, or 13.5 % was in permanent recruitment gross margin and $2.7 million, or 9.3% was in contracting gross margin.

•	Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) were $74.5 million for the three months ended March 31, 2012, as compared to $78.3 million for 2011, a decrease of $3.9 million, or 4.9%. On a constant currency basis, SG&A and Non-Op decreased $4.1 million or 5.2%. SG&A and Non-Op, as a percentage of revenue, was 37.1% for the three months ended March 31, 2012 as compared to 35.7% in 2011.

•	EBITDA loss was $2.2 million for the three months ended March 31, 2012, as compared to EBITDA of $2.5 million for 2011. On a constant currency basis, EBITDA decreased $4.7 million.

•	Net loss was $3.2 million for the three months ended March 31, 2012, as compared to a net loss of less than $0.1 million for 2011. On a constant currency basis, the net loss increased $3.1 million.

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

Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates.

The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
$ in thousands	As reported	As reported	Currency translation	Constant currency
Revenue:
Hudson Americas	$45,170	$45,812	$(7)	$45,805
Hudson Asia Pacific	74,263	79,017	4,053	83,070
Hudson Europe	81,157	93,710	(2,472)	91,238
Total	$200,590	$218,539	$1,574	$220,113
Gross margin:
Hudson Americas	$11,831	$10,356	$(6)	$10,350
Hudson Asia Pacific	29,313	31,905	1,472	33,377
Hudson Europe	32,064	38,937	(1,208)	37,729
Total	$73,208	$81,198	$258	$81,456
SG&A and other non-Op (a):
Hudson Americas	$12,299	$10,733	$(7)	$10,726
Hudson Asia Pacific	29,233	29,888	1,413	31,301
Hudson Europe	32,438	36,415	(1,144)	35,271
Corporate	499	1,285	-	1,285
Total	$74,469	$78,321	$262	$78,583
Business reorganization expenses:
Hudson Americas	$20	$-	$-	$-
Hudson Asia Pacific	67	-	-	-
Hudson Europe	720	351	(8)	343
Corporate	133	-	-	-
Total	$940	$351	$(8)	$343
Operating income (loss):
Hudson Americas	$(64)	$(118)	$-	$(118)
Hudson Asia Pacific	1,045	2,432	108	2,540
Hudson Europe	333	3,319	(113)	3,206
Corporate	(5,016)	(5,170)	-	(5,170)
Total	$(3,702)	$463	$(5)	$458
Net income (loss), consolidated	$(3,211)	$(6)	$(70)	$(76)
EBITDA (loss):
Hudson Americas	$(491)	$(379)	$(1)	$(380)
Hudson Asia Pacific	8	2,014	59	2,073
Hudson Europe	(1,087)	2,175	(55)	2,120
Corporate	(631)	(1,284)	-	(1,284)
Total	$(2,201)	$2,526	$3	$2,529

(a)	SG&A and Non-Op is a measure that the management uses to evaluate the segments’ expenses, which include the following captions on the Condensed Consolidated Statements of Operations: Selling, general and administrative expenses and other income (expense), net. Corporate management service allocations are included in the segments’ other income (expense).
(b)	See EBITDA reconciliation in the following section.

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended March 31,
$ in thousands	2012	2011

Net income (loss)	$(3,221)	$(6)
Adjustments to net income (loss)
Provision for (benefit from) income taxes	(646)	750
Interest expense, net	161	206
Depreciation and amortization expense	1,505	1,576
Total adjustments from income (loss) to EBITDA (loss)	1,020	2,532
EBITDA (loss)	$(2,201)	$2,526

Temporary Contracting Data

The following table sets forth the Company’s temporary contracting revenue, temporary contracting gross margin, and gross margin as a percent of revenue for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
$ in thousands	As reported	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$41,603	$44,062	$-	$44,062
Hudson Asia Pacific	51,841	54,386	2,982	57,368
Hudson Europe	56,993	64,613	(1,495)	63,118
Total	$150,437	$163,061	$1,487	$164,548
Temporary contracting gross margin:
Hudson Americas	$8,359	$8,618	$-	$8,618
Hudson Asia Pacific	8,079	8,306	452	8,758
Hudson Europe	9,928	11,982	(295)	11,687
Total	$26,366	$28,906	$157	$29,063
Temporary contracting gross margin as a percent of temporary contracting revenue:
Hudson Americas	20.09%	19.56%	N/A	19.56%
Hudson Asia Pacific	15.58%	15.27%	N/A	15.27%
Hudson Europe	17.42%	18.54%	N/A	18.52%
Total	17.53%	17.73%	N/A	17.66%

(a)	Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information on the Company’s ability to manage its cost structure and provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Results of Operations

Hudson Americas (reported currency)

Revenue

	Three Months Ended March 31,
	2012	2011
$ in millions	As reported	As reported
Hudson Americas
Revenue	$45.2	$45.8

Revenue remained essentially flat at $45.2 million for the three months ended March 31, 2012, as compared to $45.8 million for 2011. Permanent recruitment revenue more than doubled with an increase of $1.8 million and was offset by a decrease in contracting revenue of $2.5 million, or 5.6%, as compared to 2011.

RPO accounted for nearly all the growth in permanent recruitment revenue and was driven by new client wins and achievement of incentive thresholds with existing clients. The decline in contracting revenue was principally in legal and resulted principally from the workflow gaps in large projects.

Gross margin

	Three Months Ended March 31,
	2012	2011
$ in millions	As reported	As reported
Hudson Americas
Gross margin	$11.8	$10.4
Gross margin as a percentage of revenue	26.2%	22.6%
Contracting gross margin as a percentage of contracting revenue:	20.1%	19.6%

Gross margin was $11.8 million for the three months ended March 31, 2012, as compared to $10.4 million for 2011, an increase of $1.5 million or 14.2%. The increase in gross margin was entirely attributable to permanent recruitment, which increased $1.7 million, or nearly double, and was partially offset by a slight decline in contracting gross margin.

The increase in permanent recruitment gross margin was attributable to the same factors as described above for revenue.

Contracting gross margin as a percentage of revenue was 20.1% for the three months ended March 31, 2012, as compared to 19.6% for 2011 and due principally to mix. Total gross margin as a percentage of revenue increased to 26.2% from 22.6% in 2011 as a result of the higher growth in RPO as described above.

Selling, general and administrative expenses and non-operating income (expenses) (“SG&A and Non-Op”)

	Three Months Ended March 31,
	2012	2011
$ in millions	As reported	As reported
Hudson Americas
SG&A and Non-Op	$12.3	$10.7
SG&A and Non-Op as a percentage of revenue	27.2%	23.4%

SG&A and Non-Op was $12.3 million for the three months ended March 31, 2012 as compared to $10.7 million for 2011, an increase of $1.6 million or 14.6%.  The increase was primarily due to proportionally greater staff compensation resulting from the higher gross margin and an increase in professional fees. SG&A and Non-Op, as a percentage of revenue, was 27.2% as compared to 23.4% for 2011  due to higher corporate management and professional fees.

Operating Income and EBITDA

	Three Months Ended March 31,
	2012	2011
$ in millions	As reported	As reported
Hudson Americas
Operating income (loss):	$(0.1)	$(0.1)
EBITDA (loss)	$(0.5)	$(0.4)
EBITDA (loss) as a percentage of revenue	-1.1%	-0.8%

EBITDA loss remained flat at $0.5 million for the three months ended March 31, 2012, as compared to an EBITDA loss of $0.4 million for 2011. EBITDA loss, as a percentage of revenue, also remained essentially flat at 1.1% as compared to 0.8% for 2011. Operating loss was flat at $0.1 million for the three months ended March 31, 2012 and 2011.  The difference between operating loss and EBITDA loss was principally due to corporate management fees and depreciation.

Hudson Asia Pacific (constant currency)

Revenue

	Three Months Ended March 31,
	2012	2011
$ in millions	As reported	As reported	Constant currency
Hudson Asia Pacific
Revenue	$74.3	$79.0	$83.1

Revenue was $74.3 million for the three months ended March 31, 2012, as compared to $83.1 million for 2011, a decrease of $8.8 million or 10.6%. Contracting and permanent recruitment revenue decreased $5.5 million and $4.0 million, or 9.6% and 17.6%, respectively and was partially offset by outplacement revenue, which increased $0.9 million or 32.3%.

In Australia, contracting and permanent recruitment revenue declined $4.4 million and $3.1 million, or 9.0% and 23.2%, respectively.  The decline in contracting revenue was attributed principally to a change in the business model with one low margin client and a slowing in spending in the public sector. The decrease in permanent recruitment revenue was due principally to clients postponing hiring decisions. In Asia, revenue declined slightly from $8.4 million to $7.9 million, or 6.4%,  principally due to the banking sector, which remained weak across the region.

Gross margin

	Three Months Ended March 31,
	2012	2011
$ in millions	As reported	As reported	Constant currency
Hudson Asia Pacific
Gross margin	$29.3	$31.9	$33.4
Gross margin as a percentage of revenue	39.5%	40.4%	40.2%
Contracting gross margin as a percentage of contracting revenue:	15.6%	15.3%	15.3%

Gross margin was $29.3 million for the three months ended March 31, 2012, as compared to $33.4 million for 2011, a decrease of $4.1 million or 12.2%. Permanent recruitment and contracting gross margins decreased $3.9 million and $0.7 million or 17.6% and 7.8%, respectively. The decrease was partially offset by an improvement in talent management, which increased $0.7 million, or 30.7%.

The decrease in permanent recruitment and contracting gross margin was attributable to the same factors as described above for revenue.

Contracting gross margin as a percentage of revenue was 15.6% for the three months ended March 31, 2012, as compared to 15.3% for 2011. Total gross margin, as a percentage of revenue, was 39.5% compared to 40.2% for 2011  and resulted principally from the change in mix.

SG&A and Non-Op

	Three Months Ended March 31,
	2012	2011
$ in millions	As reported	As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$29.2	$29.9	$31.3
SG&A and Non-Op as a percenatge of revenue	39.4%	37.8%	37.7%

SG&A and Non-Op was $29.2 million for the three months ended March 31, 2012 as compared to $31.3 million for 2011, a decrease of $2.1 million or 6.6%.  The decrease was primarily attributed to proportionally lower compensation, which declined $2.7 million or 13.6%  resulting from lower gross margin, partially offset by $0.3 million  of costs associated with relocation of the new Sydney, Australia office. SG&A and Non-Op, as a percentage of revenue, was 39.4% as compared to 37.7% for 2011  primarily due to the increased corporate management fee allocation and the relocation costs noted above.

Operating Income and EBITDA

	Three Months Ended March 31,
	2012	2011
$ in millions	As reported	As reported	Constant currency
Hudson Asia Pacific
Operating income (loss):	$1.0	$2.4	$2.5
EBITDA (loss)	$0.0	$2.0	$2.1
EBITDA (loss) as a percentage of revenue	0.0%	2.5%	2.6%

EBITDA was breakeven for the three months ended March 31, 2012, as compared to $2.1 million for 2011, a decrease of $2.1 million. EBITDA, as a percentage of revenue, was 0% as compared to 2.6% for 2011. The decrease in EBITDA was primarily a result of lower gross margin. Operating income was $1 million for the three months ended March 31, 2012, as compared to $2.5 million for 2011.  The difference between operating income and EBITDA was principally due to corporate management fee and depreciation.

Hudson Europe (constant currency)

Revenue

	Three Months Ended March 31,
	2012	2011
$ in millions	As reported	As reported	Constant currency
Hudson Europe
Revenue	$81.2	$93.7	$91.2

Revenue was $81.2 million for the three months ended March 31, 2012, as compared to $91.2 million for 2011, a decrease of $10.1 million or 11.0%. Contracting and permanent recruitment revenue decreased $6.1 million, $3.7 million, or 9.7% and 19.4%, respectively. Talent management revenue remained flat at approximately $8.0 million in 2012 and 2011.

In the U.K., contracting and permanent recruitment revenue declined $8.7 million and $2.0 million, or 16.6% and 22.1%,  respectively and resulted principally from continued weakness in the financial services sector.

In Continental Europe, revenue increased $0.8 million or 2.7%. Contracting revenue increased $2.6 million or 24.4%, partially offset by a decrease in permanent recruitment revenue of $1.5 million, or 15.1%.  Talent management revenue was relatively flat as compared to 2011. Our consultative practices in the Netherlands and Belgium accounted for the vast majority of the increase in contracting revenue. The decline in permanent recruitment revenue occurred principally in France resulting from lower spending in our RPO practices.

Gross margin

	Three Months Ended March 31,
	2012	2011
$ in millions	As reported	As reported	Constant currency
Hudson Europe
Gross margin	$32.1	$38.9	$37.7
Gross margin as a percentage of revenue	39.5%	41.6%	41.4%
Contracting gross margin as a percentage of contracting revenue:	17.4%	18.5%	18.5%

Gross margin was $32.1 million for the three months ended March 31, 2012, as compared to $37.7 million for 2011, a decrease of $5.7 million or 15.0%. Permanent recruitment and contracting gross margins decreased $3.5 million and $1.8 million, or 19.1% and 15.1%, respectively. Talent management gross margin remained flat at approximately $7.0 million in 2012 and 2011.

In the U.K., contracting and permanent recruitment gross margin declined $2.2 million and $1.9 million, or 23.8% and 21.9%,  respectively and was attributable to the same factors as described above for revenue.

In Continental Europe, total gross margin decreased $1.3 million or 7.0%. Permanent recruitment gross margin decreased $1.4 million or 14.6% and was partially offset by the increase in contracting gross margin of $0.4 million, or 15.1%.  The changes in permanent recruitment and contracting gross margin were attributable to the same factors as described above for revenue.

Contracting gross margin as a percentage of contracting revenue was 17.4% for the three months ended March 31, 2012, as compared to 18.5% for 2011 and was attributable to the change in mix among the practices. Total gross margin, as a percentage of total revenue, was 39.5% as compared to 41.4% for 2011  and was primarily related to the decline in permanent recruitment gross margin.

SG&A and Non-Op

	Three Months Ended March 31,
	2012	2011
$ in millions	As reported	As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$32.4	$36.4	$35.3
SG&A and Non-Op as a percentage of revenue	40.0%	38.9%	38.7%

SG&A and Non-Op was $32.4 million for the three months ended March 31, 2012, as compared to $35.3 million for the 2011, a decrease of $2.8 million or 8.0%. The decrease was primarily due to lower consultant compensation resulting from decline in gross margin. SG&A and Non-Op, as a percentage of revenue, was 40.0% as compared to 38.7% for 2011.  The change was primarily due to the weaker revenue.

Business reorganization expenses were $0.7 million for the three months ended March 31, 2012, as compared to $0.3 million  for the same period in 2011 and were attributed to employee termination benefits.

Operating Income and EBITDA

	Three Months Ended March 31,
	2012	2011
$ in millions	As reported	As reported	Constant currency
Hudson Europe
Operating income (loss):	$0.3	$3.3	$3.2
EBITDA (loss)	$(1.1)	$2.2	$2.1
EBITDA (loss) as a percenatge of revenue	-1.3%	2.3%	2.3%

EBITDA loss was $1.1 million for the three months ended March 31, 2012, as compared to EBITDA of $2.1 million for 2011, a decrease of $3.2 million. The decrease in EBITDA was primarily from lower gross margin. EBITDA loss, as a percentage of revenue, was 1.3% as compared to EBITDA margin of 2.3% for 2011.

Operating income was $0.3 million for the three months ended March 31, 2012, as compared to $3.2 million for 2011, a decrease of $2.9 million.  The difference between operating income and EBITDA and EBITDA loss is principally due to corporate management fee and depreciation.

The following are discussed in reported currency

Corporate and Other

Corporate expenses were $0.5 million for the three months ended March 31, 2012, as compared to $1.3 million for 2011, a decrease of $0.8 million or 61.1%.  The decrease was primarily due to lower compensation expense, and decreased professional fees. Corporate EBITDA loss was $0.6 million for the three months ended March 31, 2012, as compared to an EBITDA loss of $1.3 million for 2011, a decrease of $0.7 million . The decrease in EBITDA loss was primarily due to the factors discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense remained consistent at $1.5 million for the three months ended March 31, 2012, as compared to $1.6 million for 2011.

Interest Expense

Interest expense, net of interest income remained consistent at $0.2 million for the three months ended March 31, 2012 and 2011.

Provision for (Benefit from) Income Taxes

The benefit from income taxes for the three months ended March 31, 2012 was $0.6 million on $3.9 million of pre-tax loss, as compared to a provision for income taxes of $0.7 million on $0.7 million of pre-tax income in 2011. The effective tax rate for the three months ended March 31, 2012 was 16.7%, as compared to 100.8% for 2011. The change in the Company’s effective tax rate for the three months ended March 31, 2012 as compared to 2011 was primarily attributable to the Company’s ability to benefit losses in certain foreign jurisdictions in 2012 that it was previously unable to recognize and also from the lower charges related to uncertain tax positions. The effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the utilization of U.S. net operating losses, partially offset by the inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, non-deductible expenses and foreign tax rates that vary from that in the U.S.

Net Income (Loss)

Net loss was $3.2 million for the three months ended March 31, 2012, as compared to a net loss of less than $0.1 million for 2011, an increase in net loss of $3.2 million. Basic and diluted loss per share were $0.1 for the three months ended March 31, 2012, as compared to basic and diluted loss per share of $0.00 for 2011.

Liquidity and Capital Resources

As of March 31, 2012, cash and cash equivalents totaled $24.9 million. The following table summarizes the cash flow activities for the three months ended March 31, 2012 and 2011:

	For The Three Months Ended March 31,
(In millions)	2012	2011
Net cash provided by (used in) operating activities	$(7.2)	$(10.1)
Net cash provided by (used in) investing activities	(1.8)	(0.8)
Net cash provided by (used in) financing activities	(3.9)	9.3
Effect of exchange rates on cash and cash equivalents	0.6	0.4
Net increase (decrease) in cash and cash equivalents	$(12.3)	$(1.2)

Cash Flows from Operating Activities

For three months ended March 31, 2012, net cash used in operating activities was $7.2 million compared to $10.1 million for the same period in 2011, a decrease of $2.9 million. The improvement was primarily due to accelerated accounts receivable collection in the current period and the return of a security deposit of $1.8 million  related to an office lease in Australia, partially offset by higher bonus compensation as a result of improved financial performance in fiscal 2011.

Cash Flows from Investing Activities

For the three months ended March 31, 2012, net cash used in investing activities was $1.8 million compared to $0.8 million for the same period in 2011, an increase of $1.0 million. The increase was primarily for capital expenditures of software in 2012.

Cash Flows from Financing Activities

For the three months ended March 31, 2012, net cash used in financing activities was $3.9 million compared to net cash provided by financing activities of $9.3 million for the same period in 2011, an increase in the use of cash of $13.2 million. The increase in the use of cash was primarily for repayments under the Company’s credit agreements.

Credit Agreements

Credit Agreement with RBS Citizens Business Capital

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), and on February 22, 2012, the Company and certain of its North American and U.K. subsidiaries entered into an amendment to the senior secured revolving credit facility with RBS (as amended, the “Revolver Agreement”). The Revolver Agreement provides the Company with the ability to borrow up to $40 million, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50 million, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the U.K. and North America operations, less required reserves. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1.5 million of deferred financing costs, which are being amortized over the term of the agreement. The maturity date of the Revolver Agreement is August 5, 2014. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company.

Prior to the amendment, borrowings could be made with an interest rate based on a base rate plus 2% or on the LIBOR rate for the applicable period plus 3%. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). The amendment, which was deemed to be effective on February 1, 2012, lowered the applicable margin for the interest rate on borrowings based on the Company’s Fixed Charge Coverage Ratio as follows:

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

The details of the Revolver Agreement as of March 31, 2012 were as follows:

March 31,
(In millions)	2012
Borrowing base	$34.6
Less: adjustments to the borrrowing base
Minimum availability	(5.0)
Outstanding letters of credits	(2.4)
Adjusted borrowing base	27.3
Less: outstanding borrowing	-
Additional borrowing availability	$27.3

Interest rates on outstanding borrowing	4.50%

The Revolver Agreement contains various restrictions and covenants including: (1) a requirement to maintain a minimum excess availability of $5 million, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $1 million; (2) a limit on the payment of dividends of not more than $5 million per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25 million in cash and $25 million in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4 million per year. The Company was in compliance with all covenants under the Revolver Agreement as of March 31, 2012.

Credit Agreement with Westpac Banking Corporation

On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a Facility Agreement, dated November 29, 2011 (the “Facility Agreement”), with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”).

The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $20.7 million (AUD20 million) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2.9 million (NZD3.5 million) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $5.2 million (AUD5 million) (“Tranche C”) for the Australian subsidiary.

The Facility Agreement does not have a stated maturity date and can be terminated by Westpac upon 90 days written notice. Borrowings under Tranche A may be made with an interest rate based on the Invoice Finance 30-day Bank Bill Rate (as defined in the Facility Agreement) plus a margin of 0.75%. Borrowings under Tranche B may be made with an interest rate based on the Commercial Lending Rate (as defined in the Facility Agreement) plus a margin of 0.83%. Each of Tranche A and Tranche B bears a fee, payable monthly, equal to 0.65% of the size of Westpac’s commitment under such tranche. Borrowings under Tranche C may be made incurring a fee equal to 1.10% of the face value of the financial guarantee requested. Amounts owing under the Facility Agreement are secured by substantially all of the assets of the Australian subsidiary, its Australian parent company and the New Zealand subsidiary (collectively, the “Obligors”) and certain of their subsidiaries.

The details of the Facility Agreement as of March 31, 2012 were as follows:

March 31,
(In millions)	2012
Tranche A:
Borrowing capacity	$20.7
Less: outstanding borrowing	-
Additional borrowing availability	$20.7

Interest rates on outstanding borrowing	6.15%

Tranche B:
Borrowing capacity	$2.9
Less: outstanding borrowing	-
Additional borrowing availability	$2.9

Interest rates on outstanding borrowing	6.03%

Tranche C:
Borrowing capacity	$5.2
Less: outstanding borrowing	(4.5)
Additional borrowing availability	$0.7

Interest rates on outstanding borrowing	1.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $18.1 million (AUD17.5 million); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve month period; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all covenants under the Facility Agreement as of March 31, 2012.

Other Credit Agreements

The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, Singapore and Mainland China. As of March 31, 2012, the Netherlands subsidiary could borrow up to $2.1 million (€1.5 million) based on an agreed percentage of accounts receivable related to its operations. In May 2011, the Belgium has a $1.3 million (€1 million) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus a margin, and were 3.06% as of March 31, 2012. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.8 million (SGD 1 million) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus 1.75%, and it was 6.0% on March 31, 2012. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. In Mainland China, the Company’s subsidiary can borrow up to $1 million for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate plus 200 basis points, and it was 8.1% on March 31, 2012. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of March 31, 2012.

The average monthly outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and Mainland China was $1.3 million for the three months ended March 31, 2012. The weighted average interest rate on all outstanding borrowings for the three months ended March 31, 2012 was 5.92%.

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

As a result of a 2010 public offering of common stock, the Company may issue up to $9 million equivalent of securities or combinations of securities under the 2009 Shelf Registration.

Liquidity Outlook

As of March 31, 2012, the Company had cash and cash equivalents on hand of $24.9 million supplemented by additional borrowing availability of $56.1 million  under the Revolver Agreement, the Facility Agreement and other lending arrangements in Belgium, the Netherlands, New Zealand, Singapore and Mainland China. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s total liquidity as of March 31, 2012. The Company’s near-term cash requirements during 2012 are primarily related to funding operations and capital expenditures. In 2012, the Company expects to make capital expenditures of approximately $7.0 million to $9.0 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

As of March 31, 2012, $3.1 million of the Company’s cash and cash equivalents noted above was held in the United States and the remainder was held internationally, primarily in the United Kingdom for $9.1 million, Mainland China for $3.9 million, and Belgium for $1.4 million. The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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

For the three months ended March 31, 2012, the concern about the strength and sustainability of the economic recovery and the solvency of certain European sovereign nations has continued to negatively impact the markets where the Company operates. The Company believes that future external market conditions remain uncertain, particularly the access to credit, rates of near-term projected economic growth and levels of unemployment in the markets in which it operates. Due to these uncertain external market conditions, the Company cannot provide assurance that its actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company could be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination of those sources. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Contingencies

From time to time in the ordinary course of business, the Company is subject to compliance audits by federal, state, local and foreign government regulatory, tax, and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, and income, value-added and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits, and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, and former and current employees. Periodic events and management actions can change the number and type of audits, claims, lawsuits or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters.

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

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of March 31, 2012. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company is currently appealing a decision by the Pennsylvania Department of Revenue related to its 2004 and 2005 state income tax returns. Under the appeals process, the State has filed a routine tax lien in the amount of $3.5 million on the Company’s U.S. operating subsidiary. The Company has posted a security bond amounting to 120% of the lien. The Company does not expect this bond to be drawn. In January 2012, the Company and the Commonwealth of Pennsylvania engaged in discussions resulting in a settlement proposal that is currently pending. This proposal could potentially lead to a settlement within the next twelve months. A settlement could result in a reduction in the future provision for income taxes. Management believes its reserves for this matter are adequate.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, the standard does not affect the calculation or reporting of net income and earnings per share. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. ASU 2011-12 deferred certain aspects of ASU 2011-05. Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the other comprehensive income is presented. This requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. The standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company adopted ASU 2011-05 as of January 1, 2012, and presented the components of other comprehensive income in a single continuous Condensed Consolidated Statement of Operations and Other Comprehensive Income (loss). The Company’s adoption of ASU 2011-05 did not have any impact on the Company’s results of operations or financial condition

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 28, 2012 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2012.

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

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the three months ended March 31, 2012, the Company earned approximately 85%  of its gross margin outside the United States (“U.S.”), and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

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

As more fully described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company has credit agreements with RBS Citizens Business Capital, Westpac Banking Corporation and other credit agreements with lenders in Belgium, the Netherlands, New Zealand, Singapore and Mainland China. The Company does not hedge the interest risk on borrowings under the credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, or results of operations.

ITEM 1A.	RISK FACTORS

As of March 31, 2012, there had not been any material changes to the information set forth in Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2012.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (a)
January 1, 2012 - January 31, 2012 (b)	420	$4.95	-	$6,792,000
February 1, 2012 - February 29, 2012 (b)	78,802	$4.90	-	$6,792,000
March 1, 2012 - March 31, 2012(b)	-	$-	-	$6,792,000
Total	79,222	$4.90	-	$6,792,000

(a)	On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. The Company has repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. Repurchases of common stock are restricted under the Company’s Revolver Agreement entered on August 5, 2010, as amended on February 22, 2012.

(b)	Consisted of restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Costs Associated with Exit or Disposal Activities - In January 2012, the Company’s Chief Executive Officer approved a $1 million plan of reorganization (“2012 Plan”) to streamline the Company’s support operations in each of Hudson’s regional businesses to match the aggregated operating segments and to improve support services to the Company’s regional and global professional business practices. The plan primarily includes costs for actions to reduce support functions to match them to the revised operating structure. On April 26, 2012, the Company’s Board of Directors approved an addition to the 2012 Plan of up to $10 million for additional actions to accelerate the Company’s plans for increased global alignment and redirection of resources from support to client facing activities. The Company expects to substantially complete the 2012 Plan in 2012. The future cash expenditures for the actions described above are anticipated to be paid out primarily during 2012 and will be approximately equal to the estimated costs.

ITEM 6.	EXHIBITS

The exhibits to this Form 10-Q are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

	By:	/s/ MANUEL MARQUEZ DORSCH
Manuel Marquez Dorsch
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: May 2, 2012
	By:	/s/ MARY JANE RAYMOND
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: May 2, 2012

HUDSON GLOBAL, INC.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amendment to Amended and Restated Certificate of Incorporation of Hudson Global, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 1, 2012 (file No. 0-50129)).

3.2	Amended and Restated Certificate of Incorporation of Hudson Global, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 1, 2012 (file No. 0-50129)).

3.3	Amended and Restated By-laws of Hudson Global, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated May 1, 2012 (file No. 0-50129)).

10.1*	Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as Amended and Restated effective April 26, 2012 (incorporated by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities Exchange Commission on Schedule 14A on March 16, 2012 (file No. 0-50129)).

10.2*	Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for Take-Out Ratio, Employee Engagement Score and Cash Efficiency Score performance vesting awards.

10.3*	Summary of Hudson Global, Inc. Compensation for Non-employee Members of the Board of Directors.

10.4*	Hudson Global, Inc. Amended and Restated Director Deferred Share Plan.

31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from Hudson Global, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

* A management contract or compensatory plan or arrangement.

- 39 -