Form 10-Q
period 2012-06-30
Hudson Global, Inc.
filed 2012-07-31
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2012
Common Stock - $0.001 par value	33,219,315

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	$204,838	$247,378	$405,428	$465,917
Direct costs	127,770	151,911	255,152	289,252
Gross margin	77,068	95,467	150,276	176,665
Operating expenses:
Selling, general and administrative expenses	73,535	87,405	147,998	166,213
Depreciation and amortization	1,610	1,636	3,115	3,213
Business reorganization expenses	5,090	396	6,030	747
Operating income (loss)	(3,167)	6,030	(6,867)	6,492
Non-operating income (expense):
Interest income (expense), net	(189)	(375)	(349)	(581)
Other income (expense), net	(369)	(5)	(375)	482
Income (loss) before provision for income taxes	(3,725)	5,650	(7,591)	6,393
Provision for (benefit from) income taxes	(4,119)	1,426	(4,765)	2,175
Net income (loss)	$394	$4,224	$(2,826)	$4,218
Earnings (loss) per share:
Basic	$0.01	$0.13	$(0.09)	$0.13
Diluted	$0.01	$0.13	$(0.09)	$0.13
Weighted-average shares outstanding:
Basic	32,122	31,593	31,956	31,501
Diluted	32,486	32,039	31,956	31,939
Comprehensive income (loss):
Net income (loss)	$394	$4,224	$(2,826)	$4,218
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	(1,351)	1,230	439	3,275
Total other comprehensive income (loss), net of income taxes	(1,351)	1,230	439	3,275
Comprehensive income (loss)	$(957)	$5,454	$(2,387)	$7,493

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$28,935	$37,302
Accounts receivable, less allowance for doubtful accounts of $1,613 and $1,772, respectively	126,026	131,489
Prepaid and other	13,394	13,132
Total current assets	168,355	181,923
Property and equipment, net	21,189	17,838
Deferred tax assets, non-current	11,499	8,628
Other assets	5,608	8,157
Total assets	$206,651	$216,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,995	$12,025
Accrued expenses and other current liabilities	63,724	74,248
Short-term borrowings	1,460	3,384
Accrued business reorganization expenses	4,105	858
Total current liabilities	80,284	90,515
Other non-current liabilities	6,131	6,388
Deferred rent and tenant improvement contributions	8,666	4,479
Income tax payable, non-current	4,581	7,807
Total liabilities	99,662	109,189
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 33,280 and 32,776 shares, respectively	33	33
Additional paid-in capital	472,674	470,786
Accumulated deficit	(400,116)	(397,290)
Accumulated other comprehensive income—translation adjustments	34,694	34,255
Treasury stock, 61 and 79 shares, respectively, at cost	(296)	(427)
Total stockholders’ equity	106,989	107,357
Total liabilities and stockholders' equity	$206,651	$216,546

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(2,826)	$4,218
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,116	3,213
Provision for (recovery of) doubtful accounts	63	225
Provision for (benefit from) deferred income taxes	(2,815)	(260)
Stock-based compensation	1,876	1,826
Other, net	242	(55)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	5,655	(25,820)
Decrease (increase) in prepaid and other assets	2,225	(618)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(10,244)	18,053
Increase (decrease) in accrued business reorganization expenses	3,665	(759)
Net cash provided by (used in) operating activities	957	23
Cash flows from investing activities:
Capital expenditures	(6,874)	(3,348)
Proceeds from sale of assets	—	247
Net cash provided by (used in) investing activities	(6,874)	(3,101)
Cash flows from financing activities:
Borrowings under credit agreements	68,789	96,501
Repayments under credit agreements	(70,594)	(88,407)
Repayment of capital lease obligations	(222)	—
Purchase of restricted stock from employees	(523)	(291)
Net cash provided by (used in) financing activities	(2,550)	7,803
Effect of exchange rates on cash and cash equivalents	100	685
Net increase (decrease) in cash and cash equivalents	(8,367)	5,410
Cash and cash equivalents, beginning of the period	37,302	29,523
Cash and cash equivalents, end of the period	$28,935	$34,933
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$192	$471
Cash payments during the period for income taxes, net of refunds	$2,046	$2,674

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2011	32,697	$33	$470,786	$(397,290)	$34,255	$(427)	$107,357
Net income (loss)	—	—	—	(2,826)	—	—	(2,826)
Other comprehensive income (loss), translation adjustments	—	—	—	—	439	—	439
Purchase of restricted stock from employees	(107)	—	—	—	—	(523)	(523)
Issuance of shares for 401(k) plan contribution	124	—	12	—	—	654	666
Stock-based compensation	505	—	1,876	—	—	—	1,876
Balance at June 30, 2012	33,219	$33	$472,674	$(400,116)	$34,694	$(296)	$106,989

See accompanying notes to condensed consolidated financial statements.

Index
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

NOTE 2 – DESCRIPTION OF BUSINESS
The Company is comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe (“Hudson regional businesses” or “Hudson”). The Company provides specialized professional-level recruitment and related talent solutions worldwide. The Company’s core service offerings include Permanent Recruitment, Contract Consulting, Legal eDiscovery, Recruitment Process Outsourcing (“RPO”) and Talent Management Solutions.
The Company has operated as an independent publicly-held company since April 1, 2003 when the eResourcing division of Monster Worldwide, Inc., formerly TMP Worldwide, Inc., composed of 67 acquisitions made between 1999 and 2001, was spun off. As of June 30, 2012, the Company had more than 2,000 employees operating in approximately 20 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. For the three and six months ended June 30, 2012 and 2011, the amounts and percentage of total of the Company’s gross margins from the three reportable segments were as follows:

	For The Three Months Ended		For The Three Months Ended
	June 30, 2012		June 30, 2011
	Gross Margin ($)%		Gross Margin ($)%
Hudson Americas	$12,359	16%	$13,021	14%
Hudson Asia Pacific	31,901	41%	40,218	42%
Hudson Europe	32,808	43%	42,228	44%
Total	$77,068	100%	$95,467	100%

	For The Six Months Ended		For The Six Months Ended
	June 30, 2012		June 30, 2011
	Gross Margin ($)%		Gross Margin ($)%
Hudson Americas	$24,189	16%	$23,379	13%
Hudson Asia Pacific	61,214	41%	72,122	41%
Hudson Europe	64,873	43%	81,164	46%
Total	$150,276	100%	$176,665	100%

Index
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
Reporting Segments
In the fourth quarter of 2011, the Company reorganized its leadership team to align the Company’s operations with its business strategy to run its global operations in three regions. As a result, the Company revised its reportable segments by aggregating the segments of Hudson Australia New Zealand and Hudson Asia into one segment, Hudson Asia Pacific. The Company has reclassified information for the three and six months ended June 30, 2011 to reflect this change to the segment reporting in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10-50-1 to 9 “Operating Segments” and ASC 280-10-50-10 “Reportable Segments.” See Note 15 for further details.
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued Accounting Standards Update (“ASU”) ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, the standard does not affect the calculation or reporting of net income and earnings per share. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 deferred certain aspects of ASU 2011-05. Among the new provisions in ASU 2011-05 is a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the other comprehensive income is presented. This requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. The standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company adopted ASU 2011-05 as of January 1, 2012, and presented the components of other comprehensive income in a single continuous Condensed Consolidated Statement of Operations and Other Comprehensive Income (loss). The Company’s adoption of ASU 2011-05 did not have any impact on the Company’s results of operations or financial condition.

NOTE 4 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	For The Three Months Ended			For The Three Months Ended
	June 30, 2012			June 30, 2011
	Temporary Contracting	Other	Total	Temporary Contracting	Other	Total
Revenue	$149,629	$55,209	$204,838	$180,806	$66,572	$247,378
Direct costs (1)	123,186	4,584	127,770	147,669	4,242	151,911
Gross margin	$26,443	$50,625	$77,068	$33,137	$62,330	$95,467

	For The Six Months Ended			For The Six Months Ended
	June 30, 2012			June 30, 2011
	Temporary Contracting	Other	Total	Temporary Contracting	Other	Total
Revenue	$300,066	$105,362	$405,428	$343,867	$122,050	$465,917
Direct costs (1)	247,256	7,896	255,152	281,825	7,427	289,252
Gross margin	$52,810	$97,466	$150,276	$62,042	$114,623	$176,665

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 5 – STOCK-BASED COMPENSATION
 The Company accounts for stock-based compensation in accordance with ASC 718 "Compensation – Stock Compensation," as interpreted by the SEC Staff Accounting Bulletins No. 107 and No. 110. Under ASC 718, stock-based compensation is based on the fair value of the award on the date of grant, which is recognized over the related service period, net of estimated forfeitures. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.
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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. On April 26, 2012, the Company’s stockholders approved an amendment to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance to participants by 2,500,000 shares. As of June 30, 2012, there were 2,546,375 shares of the Company’s common stock available for future issuance.
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company.
For the three and six months ended June 30, 2012 and 2011, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options	$147	$135	$392	$217
Restricted stock	368	915	993	1,416
Restricted stock units	440	193	491	193
Total	$955	$1,243	$1,876	$1,826

Stock Options
Stock options granted under the ISAP generally expire ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying stock on the date of grant and generally vest ratably over a four year period.
As of June 30, 2012, the Company had approximately $742 of unrecognized stock-based compensation expense related to outstanding non-vested stock options. The Company expects to recognize that cost over a weighted average service period of approximately 1.46 years.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Changes in the Company’s stock options for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended
	June 30,
	2012		2011
	Number of Options Outstanding	Weighted Average Exercise Price per Share	Number of Options Outstanding	Weighted Average Exercise Price per Share
Options outstanding at January 1,	1,396,350	$11.36	1,548,300	$12.64
Granted	—	—	400,000	5.18
Expired	(14,700)	15.29	(14,250)	16.71
Options outstanding at June 30,	1,381,650	11.32	1,934,050	11.07
Options exercisable at June 30,	969,150	$13.94	1,509,050	$12.73

Restricted Stock
A summary of the quantity and vesting conditions for shares of restricted stock granted for the six months ended June 30, 2012 was as follows:

Vesting conditions	Number of Shares of Restricted Stock Granted
Performance and service conditions (1)	562,830
Vest 50% on each of the second and third anniversaries of the grant date with service conditions only	35,000
Immediately vested	1,400
Vest 2/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date with service conditions only	20,000
Vest one-third on each of the first three anniversaries of the grant date with service conditions only	15,000
Total shares of restricted stock granted for the six months ended June 30, 2012	634,230

(1)	The performance conditions with respect to the restricted stock may be satisfied as follows:

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

(2)	To the extent shares are earned on the basis of performance, such shares will vest on the basis of service as follows:

(a)	33% of the shares vest on the later of the first anniversary of the grant date or the determination that the performance conditions have been satisfied;

(b)	33% of the shares vest on the second anniversary of the grant date;

(c)
34% of the shares vest on the third anniversary of the grant date; provided that, in each case, the named executive officer remains employed by the Company from the grant date through the applicable service vesting date.

As of June 30, 2012, the Company had approximately $3,486 of unrecognized stock-based compensation expense related to outstanding non-vested restricted stock. The Company expects to recognize that cost over a weighted average service period of 1.58 years.
Changes in the Company’s restricted stock for the six months ended June 30, 2012 and 2011 were as follows:

	For The Six Months Ended
	June 30,
	2012		2011
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested restricted stock at January 1,	1,166,082	$5.12	953,037	$3.64
Granted	634,230	4.59	736,625	6.23
Vested	(416,200)	4.92	(241,123)	3.72
Forfeited	(129,679)	5.55	(69,819)	2.41
Non-vested restricted stock at June 30,	1,254,433	$4.88	1,378,720	$5.08

Restricted Stock Units
 As of June 30, 2012, the Company had approximately $285 of unrecognized stock-based compensation expense related to outstanding non-vested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.8 years.
Changes in the Company’s restricted stock units for the six months ended June 30, 2012 and 2011 were as follows:

	For The Six Months Ended
	June 30, 2012
	2012		2011
	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value
Non-vested restricted stock units at January 1,	100,000	$5.18	—	$—
Granted	76,023	5.13	127,376	5.37
Vested	(76,023)	5.13	(27,376)	6.05
Non-vested restricted stock units at June 30,	100,000	$5.18	100,000	$5.18

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Defined Contribution Plan and Non-cash Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. For the three months ended June 30, 2012 and 2011, the Company’s expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
($ in thousands, except otherwise stated)	2012	2011	2012	2011
Expense recognized for the 401(k) plan	$175	$202	$368	$407
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	—	—	124	92
Market value per share of the Company's common stock on contribution date (in dollars)	$—	$—	$5.35	$6.55
Non-cash contribution made for employer matching liability	$—	$—	$666	$602

NOTE 6 – INCOME TAXES
Under ASC 270, “Interim Reporting”, and ASC 740-270, “Income Taxes – Intra Tax Allocation”, the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 270 and ASC 740-270 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Effective Tax Rate
The benefit from income taxes for the six months ended June 30, 2012 was $4,765 on a pre-tax loss of $7,591, compared with a provision for income taxes of $2,175 on pre-tax income of $6,393 for the same period in 2011. The Company’s effective income tax rate was 62.8% and 34.0% for the six months ended June 30, 2012 and 2011, respectively. The change in the effective tax rate was primarily attributable to the Company's reduction of reserves of approximately $3,000 for uncertain tax positions in connection with the settlement of an appeal with the State of Pennsylvania, partially offset by the inability to benefit from losses in certain foreign jurisdictions in 2012.
Uncertain Tax Positions
As of June 30, 2012 and December 31, 2011, the Company had $4,581 and $7,807, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $710 and $1,644 as of June 30, 2012 and December 31, 2011, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and totaled to a benefit of $938 and $103 for the six months ended June 30, 2012 and 2011, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses remain open until the losses expire or the statutes of limitations for those years when the losses are used expire. The open tax years are 2008 through 2011 for the U.S. Federal and 2005 through 2011 for most state and local jurisdictions, 2010 through 2011 for the U.K., 2007 through 2011 for Australia and 2006 through 2011 for most other jurisdictions. The Company is currently under income tax examination in the State of Illinois (2008-2009) and New Zealand (2009). The Company believes that its tax reserves are adequate for all years subject to examination.
Based on information available as of June 30, 2012, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $500 to $1,100 within 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.

NOTE 7 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share (“EPS”) are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money” and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period, or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the target stock price is met.
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Earnings (loss) per share ("EPS"):
Basic	$0.01	$0.13	$(0.09)	$0.13
Diluted	$0.01	$0.13	$(0.09)	$0.13
EPS numerator - basic and diluted:
Net income (loss)	$394	$4,224	$(2,826)	$4,218
EPS denominator (in thousands):
Weighted-average common stock outstanding - basic	32,122	31,593	31,956	31,501
Common stock equivalents: stock options and other stock-based awards (a)	364	446	—	438
Weighted-average number of common stock outstanding - diluted	32,486	32,039	31,956	31,939

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2012 and 2011 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Unvested restricted stock	557,830	290,125	1,254,433	290,125
Unvested restricted stock units	—	—	100,000	—
Stock options	1,381,650	1,934,050	1,381,650	1,934,050
Total	1,939,480	2,224,175	2,736,083	2,224,175

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 8 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Included under the caption "Other assets":
Collateral accounts	$1,061	$3,120
Rental deposits	299	268
Total amount under the caption "Other assets":	$1,360	$3,388
Included under the caption "Prepaid and other":
Other	$115	$3
Client guarantees	116	$133
Collateral accounts	8	117
Total amount under the caption "Prepaid and other"	$239	$253
Total restricted cash	$1,599	$3,641

Collateral accounts primarily included deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy. The rental deposits with banks were held as guarantees for the rent on the Company’s offices in the Netherlands and Spain. Other includes social tax payment reserves, which were held with banks for employee social tax payments required by law in the Netherlands. The client guarantees were held in banks in Belgium as deposits for various client projects.

NOTE 9 – PROPERTY AND EQUIPMENT, NET
As of June 30, 2012 and December 31, 2011, property and equipment, net were as follows:

	June 30, 2012	December 31, 2011
Computer equipment	$13,498	$13,666
Furniture and equipment	9,663	9,692
Capitalized software costs	32,494	30,920
Leasehold and building improvements	24,465	21,650
	80,120	75,928
Less: accumulated depreciation and amortization	58,931	58,090
Property and equipment, net	$21,189	$17,838

The Company had expenditures of approximately $487 and $1,137 for acquired property and equipment, mainly consisting of software development, fixtures, computer equipment and leasehold improvements, which had not been placed in service as of June 30, 2012 and December 31, 2011, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011. A summary of the Company’s equipment acquired under capital lease agreements were as follows:

	June 30, 2012	December 31, 2011
Capital lease obligation, current	$451	$420
Capital lease obligation, non-current	$561	$720

The Company acquired $58 and $0 of property and equipment under capital lease agreements for the six months ended June 30, 2012 and 2011, respectively. Capital expenditures for the six months ended June 30, 2012 included $3,949 of landlord-funded tenant improvements for the Company's leased property in Sydney, Australia.

NOTE 10 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill for the six months ended June 30, 2012 and 2011. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

	Carrying Value
	2012	2011
Goodwill, January 1,	$1,992	$1,909
Additions	—	—
Impairments	—	—
Currency translation	(11)	38
Goodwill, June 30,	$1,981	$1,947

NOTE 11 – BUSINESS REORGANIZATION EXPENSES
In January 2012, the Company’s Chief Executive Officer approved a $1,000 plan of reorganization (“2012 Plan”) to streamline the Company’s support operations in each of Hudson’s regional businesses to match the aggregated operating segments and to improve support services to the Company’s regional and global professional business practices. The 2012 Plan primarily includes costs for actions to reduce support functions to match them to the revised operating structure. On April 26, 2012, the Company’s Board of Directors (the “Board”) approved an addition to the 2012 Plan up to $10,000 for additional actions to accelerate the Company’s plans for increased global alignment and redirection of resources from support to client facing activities. The Company expects to substantially complete the 2012 Plan in 2012.
The Company’s Board approved other reorganization plans in 2009 (“2009 Plan”), 2008 (“2008 Plan”), and 2006 (“2006 Plan”) to streamline the Company’s support operations and included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. Business reorganization expenses for the three and six months ended June 30, 2012 and 2011 by plan were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
2006 Plan	$1,809	$393	$1,809	$766
2008 Plan	—	—	—	—
2009 Plan	77	3	28	(19)
2012 Plan	3,204	—	4,193	—
Total	$5,090	$396	$6,030	$747

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered during the six months ended June 30, 2012. The amounts for Changes in Estimate and Additional Charges are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations. Amounts in the “Payments” column represent primarily the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the six months ended June 30, 2012 were as follows:

For The Six Months Ended June 30, 2012	December 31, 2011	Changes in Estimate	Additional Charges	Payments	June 30, 2012
Lease termination payments	$1,309	$1,760	$488	$(768)	$2,789
Employee termination benefits	75	77	3,578	(1,474)	2,256
Other associated costs	5	—	127	(78)	54
Total	$1,389	$1,837	$4,193	$(2,320)	$5,099

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
Litigation and Complaints
The Company is subject, from time to time, to various claims, lawsuits, and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities arising in the ordinary course of business. The Company routinely monitors claims such as these, and records provisions for losses when the claim becomes probable and the amount due is estimable. Although the outcome of these claims cannot be determined, the Company believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of June 30, 2012 and December 31, 2011.
Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The current portion of asset retirement obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets. The non-current portion of asset retirement obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2012	December 31, 2011
Current portion of asset retirement obligations	$421	$301
Non-current portion of asset retirement obligations	2,590	2,507
Total asset retirement obligations	$3,011	$2,808

Settlement of Pennsylvania Tax Matters
In January 2012, the Company and the Commonwealth of Pennsylvania engaged in discussions to settle the Company's appeal of a decision by the Pennsylvania Department of Revenue related to its 2004-2005 state income tax returns. The Company and the Commonwealth of Pennsylvania reached a settlement of the appeal effective May 21, 2012. As a result of the settlement, the Company recorded a benefit for income taxes of approximately $3,000 for the three months ended June 30, 2012 and canceled a bond of $4,200, which was required under the appeal. The Commonwealth of Pennsylvania also lifted its $3,500 tax lien against the Company.

NOTE 13 – CREDIT AGREEMENTS
Credit Agreement with RBS Citizens Business Capital
On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), and on February 22, 2012, and June 26, 2012, the Company and certain of its North American and U.K. subsidiaries entered into Amendment No. 1 and Amendment No. 2, respectively, to the senior secured revolving credit facility with RBS (as amended, the “Revolver Agreement”). The Revolver Agreement provides the Company with the ability to borrow up to $40,000, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50,000, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the U.K. and North America operations, less required reserves. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1,457 of deferred financing costs, which are being amortized over the term of the agreement. The maturity date of the Revolver Agreement is August 5, 2014. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and could be made with an interest rate based on a base rate plus and applicable margin or on the LIBOR rate for the applicable period plus an applicable margin. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement) and is determined as follows:

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

Amendment No. 2, which was deemed to be effective on June 26, 2012, effects the following key changes to the Revolver Agreement: (1) includes non-cash stock compensation expense in the calculation of EBITDA; (2) defines “Special 2012/2013 Restructuring Charges” as restructuring charges incurred in the fiscal quarters ending June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013; (3) includes 50% of up to $10,000 of the “Special 2012/2013 Restructuring Charges” (i.e., up to $5,000) in the numerator of the calculation of the Company’s Fixed Charge Coverage Ratio; and (4) increases the Company’s required minimum excess availability to $7,500 until such time after December 31, 2012 that, for two consecutive fiscal quarters, the Company’s Fixed Charge Coverage Ratio (calculated without including “Special 2012/2013 Restructuring Charges” in the numerator) is at least 1.1x, at which time the Company’s required minimum excess availability will be reduced to $5,000.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The details of the Revolver Agreement as of June 30, 2012 were as follows:

June 30, 2012
Borrowing base	$33,433
Less: adjustments to the borrowing base
Minimum availability	(7,500)
Outstanding letters of credits	(2,285)
Adjusted borrowing base	23,648
Less: outstanding borrowing	—
Additional borrowing availability	$23,648
Interest rates on outstanding borrowing	4.50%

The Revolver Agreement contains various restrictions and covenants including: (1) a requirement to maintain a minimum excess availability of $7,500, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $1,000; (2) a limit on the payment of dividends of not more than $5,000 per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25,000 in cash and $25,000 in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4,000 per year. The Company was in compliance with all financial covenants under the Revolver Agreement as of June 30, 2012.
Credit Agreement with Westpac Banking Corporation
On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a Facility Agreement, dated November 29, 2011 (the “Facility Agreement”), with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”).
The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $20,490 (AUD20,000) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2,805 (NZD3,500) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $5,123 (AUD5,000) (“Tranche C”) for the Australian subsidiary.
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
The details of the Facility Agreement as of June 30, 2012 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

June 30, 2012
Tranche A:
Borrowing capacity	$20,490
Less: outstanding borrowing	—
Additional borrowing availability	$20,490
Interest rates on outstanding borrowing	5.55%
Tranche B:
Borrowing capacity	$2,805
Less: outstanding borrowing	—
Additional borrowing availability	$2,805
Interest rates on outstanding borrowing	6.03%
Tranche C:
Financial guarantee capacity	$5,123
Less: outstanding financial guarantee requested	(4,417)
Additional availability for financial guarantee	$706
Interest rates on financial guarantee requested	1.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $17,929 (AUD17,500); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve month period; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of June 30, 2012.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, Singapore and Mainland China. As of June 30, 2012, the Netherlands subsidiary could borrow up to $2,794 (€2,206) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary has a $1,266 (€1,000) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made using an interest rate based on the one month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.89% as of June 30, 2012. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $790 (SGD1,000) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.0% on June 30, 2012. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. In Mainland China, the Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate plus 200 basis points, and it was 8.1% on June 30, 2012. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were $1,460 of outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of June 30, 2012.
The average monthly outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and Mainland China was $2,128  for the six months ended June 30, 2012. The weighted average interest rate on all outstanding borrowings as of June 30, 2012 was 5.04%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 14 – SHELF REGISTRATIONS
Acquisition Shelf Registration Statement
The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of June 30, 2012, all of the 1,350,000 shares were available for issuance.
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

NOTE 15 – SEGMENT AND GEOGRAPHIC DATA
Segment Reporting
In the fourth quarter of 2011, the Company reorganized its leadership team to align the Company’s operations with its business strategy to run its global operations in three regions. As a result, the Company revised its reportable segments by aggregating the segments of Hudson Australia New Zealand and Hudson Asia into one segment, Hudson Asia Pacific. The Company has reclassified information for the three and six months ended June 30, 2011 to reflect this change to the segment reporting in accordance with the requirements of ASC 280-10-50-1 to 9 “Operating Segments” and ASC 280-10-50-10 “Reportable Segments.”
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended June 30, 2012
Revenue, from external customers	$45,487	$76,926	$82,425	$—	$—	$204,838
Inter-segment revenue	—	21	19	—	(40)	—
Total revenue	$45,487	$76,947	$82,444	$—	$(40)	$204,838
Gross margin, from external customers	$12,359	$31,901	$32,808	$—	$—	$77,068
Inter-segment gross margin	(5)	(7)	14	—	(2)	—
Total gross margin	$12,354	$31,894	$32,822	$—	$(2)	$77,068
Business reorganization expenses (recovery)	$749	$1,007	$3,149	$185	$—	$5,090
EBITDA (loss) (a)	$758	$622	$(2,305)	$(1,001)	$—	$(1,926)
Depreciation and amortization	276	794	353	187	—	1,610
Intercompany interest income (expense), net	—	(771)	(108)	879	—	—
Interest income (expense), net	(14)	(77)	3	(101)	—	(189)
Income (loss) from continuing operations before income taxes	$468	$(1,020)	$(2,763)	$(410)	$—	$(3,725)
As of June 30, 2012
Accounts receivable, net	$27,639	$42,750	$55,637	$—	$—	$126,026
Long-lived assets, net of accumulated depreciation and amortization	$2,358	$13,917	$4,766	$2,268	$—	$23,309
Total assets	$32,942	$80,676	$77,418	$15,615	$—	$206,651

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended June 30, 2011
Revenue, from external customers	$50,912	$96,275	$100,191	$—	$—	$247,378
Inter-segment revenue	—	1	70	—	(71)	—
Total revenue	$50,912	$96,276	$100,261	$—	$(71)	$247,378
Gross margin, from external customers	$13,021	$40,218	$42,228	$—	$—	$95,467
Inter-segment gross margin	(5)	(53)	53	—	5	—
Total gross margin	$13,016	$40,165	$42,281	$—	$5	$95,467
Business reorganization expenses (recovery)	$—	$—	$396	$—	$—	$396
EBITDA (loss) (a)	$1,160	$3,810	$2,735	$(44)	$—	$7,661
Depreciation and amortization	180	793	421	242	—	1,636
Intercompany interest income (expense), net	—	(1,898)	(130)	2,028	—	—
Interest income (expense), net	(1)	(208)	(6)	(160)	—	(375)
Income (loss) from continuing operations before income taxes	$979	$911	$2,178	$1,582	$—	$5,650
As of June 30, 2011
Accounts receivable, net	$31,947	$59,941	$67,495	$—	$—	$159,383
Long-lived assets, net of accumulated depreciation and amortization	$2,040	$10,010	$4,644	$2,637	$—	$19,331
Total assets	$36,641	$89,845	$107,402	$10,627	$—	$244,515

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Six Months Ended June 30, 2012
Revenue, from external customers	$90,656	$151,189	$163,583	$—	$—	$405,428
Inter-segment revenue	—	31	36	—	(67)	—
Total revenue	$90,656	$151,220	$163,619	$—	$(67)	$405,428
Gross margin, from external customers	$24,189	$61,214	$64,873	$—	$—	$150,276
Inter-segment gross margin	(8)	(12)	20	—	—	—
Total gross margin	$24,181	$61,202	$64,893	$—	$—	$150,276
Business reorganization expenses (recovery)	$769	$1,074	$3,869	$318	$—	$6,030
EBITDA (loss) (a)	$267	$630	$(3,391)	$(1,633)	$—	$(4,127)
Depreciation and amortization	595	1,488	716	316	—	3,115
Intercompany interest income (expense), net	—	(2,516)	(216)	2,732	—	—
Interest income (expense), net	(33)	(143)	21	(194)	—	(349)
Income (loss) from continuing operations before income taxes	$(361)	$(3,517)	$(4,302)	$589	$—	$(7,591)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Six Months Ended June 30, 2011
Revenue, from external customers	$96,725	$175,291	$193,901	$—	$—	$465,917
Inter-segment revenue	(2)	7	79	—	(84)	—
Total revenue	$96,723	$175,298	$193,980	$—	$(84)	$465,917
Gross margin, from external customers	$23,379	$72,122	$81,164	$—	$—	$176,665
Inter-segment gross margin	(19)	(55)	69	—	5	—
Total gross margin	$23,360	$72,067	$81,233	$—	$5	$176,665
Business reorganization expenses (recovery)	$—	$—	$747	$—	$—	$747
EBITDA (loss) (a)	$781	$5,822	$4,910	$(1,326)	$—	$10,187
Depreciation and amortization	502	1,512	888	311	—	3,213
Intercompany interest income (expense), net	—	(3,691)	(240)	3,929	2	—
Interest income (expense), net	(2)	(311)	1	(269)	—	(581)
Income (loss) from continuing operations before income taxes	$277	$308	$3,783	$2,023	$2	$6,393

(a)
SEC Regulation S-K 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company's operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with U.S. GAAP or as a measure of the Company's profitability.

Geographic Data Reporting
A summary of revenues for the three and six months ended June 30, 2012 and 2011 and long-lived assets and net assets by geographic area as of June 30, 2012 and 2011 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended June 30, 2012
Revenue (b)	$53,644	$59,003	$44,936	$28,685	$18,019	$551	$204,838
For The Three Months Ended June 30, 2011
Revenue (b)	$67,683	$74,523	$50,444	$32,087	$22,173	$468	$247,378
For the Six Months Ended June 30, 2012
Revenue (b)	105,652	116,646	89,572	57,726	34,748	1,084	405,428
For the Six Months Ended June 30, 2011
Revenue (b)	131,483	136,248	95,807	61,612	39,849	918	465,917
As of June 30, 2012
Long-lived assets, net of accumulated depreciation and amortization (c)	$3,190	$9,747	$4,571	$1,567	$4,171	$63	$23,309
Net assets	$24,826	$29,463	$29,102	$7,888	$15,156	$554	$106,989
As of June 30, 2011
Long-lived assets, net of accumulated depreciation and amortization (c)	$2,817	$6,142	$4,685	$1,808	$3,879	$—	$19,331
Net assets	$29,942	$27,121	$18,220	$14,360	$12,908	$357	$102,908

(b)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(c)	Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

Index

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

Executive Overview
The Company has expertise in recruiting mid-level professional talent across all management disciplines in a wide range of industries. We match clients and candidates to address client needs on a part time, full time, and interim basis. Part of that expertise is derived from research on hiring trends and clients’ current successes and challenges with their staff. This research has helped enhance our understanding about the number of new hires that do not meet our clients’ long term goals, the reasons why, and the resulting costs to our clients. Our focus is to continually upgrade our service offerings, delivery capability and assessment tools to make our candidates more successful in achieving our clients’ business requirements.
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
The Company’s strategic initiatives for the near term include:

•	Leveraging the value of our global business as exemplified by the launch of the global practices in Legal eDiscovery and Recruitment Process Outsourcing (“RPO”).

•	Attracting, developing and retaining the right people to increase productivity and profitability.

•	Focusing on selected clients and services to provide higher value recruitment solutions to their businesses.

•	Creating a compelling digital presence to help attract both highly skilled candidates and new clients to grow our business.

In 2012, the company took steps to accelerate its strategic initiatives and in May announced the 2012 plan of reorganization ("2012 Plan"). The 2012 Plan is focused on:

•	Redirecting resources to high potential strategic businesses, RPO and eDiscovery, and growth markets of the world.

•	Optimizing its operations in under-performing sectors and markets to deliver improved performance, re-engineering of its delivery model, and consolidating operations globally.

•	Streamlining its back office support areas and business processes, establishing a shared services operation and global centers of excellence, to gain efficiencies of operation.

Index

Current Market Conditions
Economic conditions have significantly deteriorated during the second quarter. The ongoing European debt crisis has slowed or reversed growth in several European markets and put further downward pressure on the banking sector worldwide. Slowing growth in China and its impact throughout the greater Asia Pacific region has resulted in lower demand for corporate hiring.
These market conditions contributed to a decline in the Company’s second quarter revenues of 17% and affected several of the major markets in which we operate. If the current conditions persist we may experience prolonged periods of lower revenues, which could negatively impact our business, operating results and financial condition. At this time, we are unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for our services.
Financial Performance
The following is a summary of the highlights for the three and six months ended June 30, 2012 and 2011. These should be considered in the context of the additional disclosures in this MD&A.

•
Revenue was $204.8 million for the three months ended June 30, 2012, compared to $247.4 million for the same period in 2011, a decrease of $42.5 million, or 17.2%. On a constant currency basis, the Company's revenue decreased $32.9 million or 13.8%. Of this decrease, $25.2 million, or 14.4%, was in contracting revenue and $8.3 million, or 16.9%, was in permanent recruitment revenue.

Revenue was $405.4 million for the six months ended June 30, 2012, compared to $465.9 million for the same period in 2011, a decrease of $60.5 million, or 13.0%. On a constant currency basis, the Company's revenue decreased $52.5 million or 11.5%. Of this decrease, $39.3 million, or 11.6%, was in contracting revenue and $14.2 million, or 15.3%, was in permanent recruitment revenue.

•
Gross margin was $77.1 million for the three months ended June 30, 2012, compared to $95.5 million for the same period in 2011, a decrease of $18.4 million, or 19.3%. On a constant currency basis, gross margin decreased $14.0 million, or 15.3%. Of this decrease, $8.5 million, or 17.6%, was in permanent recruitment gross margin and $5.6 million, or 17.6%, was in contracting gross margin.

Gross margin was $150.3 million for the six months ended June 30, 2012, compared to $176.7 million for the same period in 2011, a decrease of $26.4 million, or 14.9%. On a constant currency basis, gross margin decreased $22.2 million, or 12.9%. Of this decrease, $14.2 million, or 15.7%, was in permanent recruitment gross margin and $8.3 million, or 13.6%, was in contracting gross margin.

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) were $73.9 million for the three months ended June 30, 2012, as compared to $87.4 million for the same period in 2011, a decrease of $13.5 million, or 15.5%. On a constant currency basis, SG&A and Non-Op decreased $9.5 million, or 11.4%. SG&A and Non-Op, as a percentage of revenue, was 36.1% for the three months ended June 30, 2012 as compared to 35.1% for the same period in 2011.

SG&A and Non-Op were $148.4 million for the six months ended June 30, 2012, as compared to $165.7 million for the same period in 2011, a decrease of $17.4 million, or 10.5%. On a constant currency basis, SG&A and Non-Op decreased $13.6 million, or 8.4%. SG&A and Non-Op, as a percentage of revenue, was 36.6% for the three months ended June 30, 2012 as compared to 35.4% for the same period in 2011.

•
Business reorganization expenses were $5.1 million for the three months ended June 30, 2012, as compared to $0.4 million for the same period in 2011, an increase of $4.7 million on both a reported and constant currency basis.

Business reorganization expenses were $6.0 million for the six months ended June 30, 2012, as compared to $0.7 million in for the same period 2011, an increase of $5.3 million on both a reported and constant currency basis.

•	EBITDA loss was $1.9 million for the three months ended June 30, 2012, as compared to EBITDA of $7.7 million for for the same period 2011. On a constant currency basis, EBITDA decreased $9.2 million.
EBITDA loss was $4.1 million for the six months ended June 30, 2012, as compared to EBITDA of $10.2 million for for the same period 2011. On a constant currency basis, EBITDA decreased $13.9 million.

Index

•	Net income was $0.4 million for the three months ended June 30, 2012, as compared to $4.2 million for for the same period 2011. On a constant currency basis, net income decreased $3.7 million.
Net loss was $2.8 million for the six months ended June 30, 2012, as compared to net income of $4.2 million for for the same period 2011. On a constant currency basis, net income decreased $6.8 million.

Index

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011			2012	2011
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Hudson Americas	$45,487	$50,912	$(19)	$50,893	$90,656	$96,725	$(27)	$96,698
Hudson Asia Pacific	76,926	96,275	(4,038)	92,237	151,189	175,291	16	175,307
Hudson Europe	82,425	100,191	(5,554)	94,637	163,583	193,901	(8,026)	185,875
Total	$204,838	$247,378	$(9,611)	$237,767	$405,428	$465,917	$(8,037)	$457,880
Gross margin:
Hudson Americas	$12,359	$13,021	$(19)	$13,002	$24,189	$23,379	$(27)	$23,352
Hudson Asia Pacific	31,901	40,218	(1,477)	38,741	61,214	72,122	(4)	72,118
Hudson Europe	32,808	42,228	(2,952)	39,276	64,873	81,164	(4,159)	77,005
Total	$77,068	$95,467	$(4,448)	$91,019	$150,276	$176,665	$(4,190)	$172,475
SG&A and other non-Op (a):
Hudson Americas	$10,846	$11,856	$(24)	$11,832	$23,145	$22,589	$(30)	$22,559
Hudson Asia Pacific	30,263	36,361	(1,220)	35,141	59,498	66,249	194	66,443
Hudson Europe	31,979	39,149	(2,790)	36,359	64,418	75,564	(3,936)	71,628
Corporate	816	44	(2)	42	1,312	1,329	(1)	1,328
Total	$73,904	$87,410	$(4,036)	$83,374	$148,373	$165,731	$(3,773)	$161,958
Business reorganization expenses:
Hudson Americas	$749	$—	$—	$—	$769	$—	$—	$—
Hudson Asia Pacific	1,007	—	—	—	1,074	—	—	—
Hudson Europe	3,149	396	(15)	381	3,869	747	(24)	723
Corporate	185	—	—	—	318	—	—	—
Total	$5,090	$396	$(15)	$381	$6,030	$747	$(24)	$723
Operating income (loss):
Hudson Americas	$1,426	$1,658	$1	$1,659	$1,362	$1,540	$1	$1,541
Hudson Asia Pacific	1,730	5,311	(285)	5,026	2,775	7,742	(174)	7,568
Hudson Europe	(1,062)	4,705	(298)	4,407	(729)	8,024	(411)	7,613
Corporate	(5,261)	(5,644)	6	(5,638)	(10,275)	(10,814)	8	(10,806)
Total	$(3,167)	$6,030	$(576)	$5,454	$(6,867)	$6,492	$(576)	$5,916
Net income (loss), consolidated	$394	$4,224	$(136)	$4,088	$(2,826)	$4,218	$(206)	$4,012
EBITDA (loss) (b):
Hudson Americas	$758	$1,160	$3	$1,163	$267	$781	$2	$783
Hudson Asia Pacific	622	3,810	(260)	3,550	630	5,822	(201)	5,621
Hudson Europe	(2,305)	2,735	(149)	2,586	(3,391)	4,910	(202)	4,708
Corporate	(1,001)	(44)	5	(39)	(1,633)	(1,326)	5	(1,321)
Total	$(1,926)	$7,661	$(401)	$7,260	$(4,127)	$10,187	$(396)	$9,791

Index

(a)
SG&A and Non-Op is a measure that management uses to evaluate the segments’ expenses, which include the following captions on the Condensed Consolidated Statements of Operations: Selling, general and administrative expenses and other income (expense), net. Corporate management service allocations are included in the segments’ other income (expense).

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2012	2011	2012	2011
Net income (loss)	$394	$4,224	$(2,826)	$4,218
Adjustments to net income (loss)
Provision for (benefit from) income taxes	(4,119)	1,426	(4,765)	2,175
Interest expense, net	189	375	349	581
Depreciation and amortization expense	1,610	1,636	3,115	3,213
Total adjustments from net income (loss) to EBITDA (loss)	(2,320)	3,437	(1,301)	5,969
EBITDA (loss)	$(1,926)	$7,661	$(4,127)	$10,187

Index

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin as a percent of revenue for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011			2012	2011
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$41,850	$48,389	$—	$48,389	$83,454	$92,451	$—	$92,451
Hudson Asia Pacific	51,218	64,450	(2,939)	61,511	103,059	118,836	43	118,879
Hudson Europe	56,561	67,967	(3,009)	64,958	113,553	132,580	(4,504)	128,076
Total	$149,629	$180,806	$(5,948)	$174,858	$300,066	$343,867	$(4,461)	$339,406
Temporary contracting gross margin:
Hudson Americas	$8,849	$10,528	$—	$10,528	$17,209	$19,145	$—	$19,145
Hudson Asia Pacific	7,970	9,866	(445)	9,421	16,049	18,172	6	18,178
Hudson Europe	9,624	12,743	(607)	12,136	19,552	24,725	(905)	23,820
Total	$26,443	$33,137	$(1,052)	$32,085	$52,810	$62,042	$(899)	$61,143
Temporary contracting gross margin as a percent of temporary contracting revenue:
Hudson Americas	21.14%	21.76%	N/A	21.76%	20.62%	20.71%	N/A	20.71%
Hudson Asia Pacific	15.56%	15.31%	N/A	15.32%	15.57%	15.29%	N/A	15.29%
Hudson Europe	17.02%	18.75%	N/A	18.68%	17.22%	18.65%	N/A	18.60%
Total	17.67%	18.33%	N/A	18.35%	17.60%	18.04%	N/A	18.01%

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

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Revenue	$45.5	$50.9	$(5.4)	(10.7)%	$90.7	$96.7	$(6.1)	(6.3)%

For the three months ended June 30, 2012, permanent recruitment revenue increased $1.1 million, or 44.1%, and was offset by a decrease in contracting revenue of $6.5 million, or 13.5% , as compared to the same period in 2011. For the six months ended June 30, 2012, permanent recruitment revenue increased $2.9 million, or 68.6% and was offset by a decrease in contracting revenue of $9.0 million, or 9.7%, as compared to the same period in 2011.

RPO revenue, including a non-recurring client payment, accounted for all of the growth in permanent recruitment revenue. The decline in contracting revenue was in legal and resulted principally from the workflow gaps in large projects partially due to a more subdued M&A environment.

Gross margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Gross margin	$12.4	$13.0	$(0.7)	(5.1)%	$24.2	$23.4	$0.8	3.5%
Gross margin as a percentage of revenue	27.2%	25.6%	N/A	N/A	26.7%	24.2%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue:	21.1%	21.8%	N/A	N/A	20.6%	20.7%	N/A	N/A

For the three months ended June 30, 2012, permanent recruitment gross margin increased $1.0 million, or 40.7%, and was entirely offset by a decrease in contracting gross margin of $1.7 million, or 15.9%, as compared to the same period in 2011. For the six months ended June 30, 2012, permanent recruitment gross margin increased $2.7 million, or 64.9%, and was offset partially by a decrease in contracting gross margin of $1.9 million, or 10.1%.

The changes in gross margin were attributable to the same factors as described above for revenue.

For the three months ended June 30, 2012, contracting gross margin as a percentage of revenue was 21.1%, as compared to 21.8% for the same period in 2011. For the six months ended June 30, 2012, contracting gross margin as a percentage of revenue was 20.6%, as compared to 20.7% for the same period in 2011. Contracting gross margin as a percentage of revenue remained consistent over both periods.

For the three months ended June 30, 2012, total gross margin as a percentage of revenue increased to 27.2% from 25.6% for the same period in 2011. For the six months ended June 30, 2012, total gross margin as a percentage of revenue increased to 26.7% from 24.2% for the same period in 2011. The improvement in total gross margin as a percentage of revenue was primarily a result of the growth in RPO as described above.

Index

Selling, general and administrative expenses and non-operating income (expense) (“SG&A and Non-Op”)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
SG&A and Non-Op	$10.8	$11.9	$(1.0)	(8.5)%	$23.1	$22.6	$0.6	2.5%
SG&A and Non-Op as a percentage of revenue	23.8%	23.3%	N/A	N/A	25.5%	23.4%	N/A	N/A

The decrease in SG&A and Non-Op for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to lower staff compensation resulting from the lower gross margin, other actions to reduce the cost base and the capital tax component of a state tax settlement. For the six months ended June 30, 2012, SG&A and Non-Op was essentially flat at $23.1 million compared to $22.6 million for the same period in 2011.

For the three months ended June 30, 2012, SG&A and Non-Op, as a percentage of revenue, was essentially flat at 23.8% as compared to 23.3% for the same period in 2011. For the six months ended June 30, 2012, SG&A and Non-Op, as a percentage of revenue, was 25.5% as compared to 23.4% for the same period in 2011. The increase in SG&A and Non-Op, as a percentage of revenue, was principally a result of the lower revenue in the current period.

For the three and six months ended June 30, 2012, business reorganization expenses were approximately $0.8 million and were attributable to the closing of unprofitable offices and the reduction of back-office support functions.
Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Operating income (loss):	$1.4	$1.7	$(0.2)	(14.0)%	$1.4	$1.5	$(0.2)	(11.6)%
EBITDA (loss)	$0.8	$1.2	$(0.4)	(34.7)%	$0.3	$0.8	$(0.5)	(65.8)%
EBITDA (loss) as a percentage of revenue	1.7%	2.3%	N/A		0.3%	0.8%	N/A	N/A
For the three months ended June 30, 2012, EBITDA was $0.8 million, or 1.7% of revenue, as compared to $1.2 million, or 2.3% of revenue for the same period in 2011. For the six months ended June 30, 2012, EBITDA was $0.3 million, or 0.3% of revenue, as compared to $0.8 million, or 0.8% of revenue for the same period in 2011. The decrease in EBITDA for the three and six months ended June 30, 2012 was principally due to business reorganization expenses.
For the three months ended June 30, 2012, operating income was $1.4 million as compared to $1.7 million for the same period in 2011. For the six months ended June 30, 2012, operating income was $1.4 million as compared to $1.5 million for the same period in 2011. The difference between operating income and EBITDA was principally due to corporate management fees and depreciation.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Revenue	$76.9	$92.2	$(15.3)	(16.6)%	151.2	175.3	$(24.1)	(13.8)%

For the three months ended June 30, 2012, contracting and permanent recruitment revenue decreased $10.3 million and $6.4 million, or 16.7% and 24.0%, respectively, and was partially offset by talent management revenue, which increased $1.7 million, or 51.9%, as compared to the same period in 2011. For the six months ended June 30, 2012, contracting and permanent recruitment revenue decreased $15.8 million and $10.4 million, or 13.3% and 21.1%, respectively, and was partially offset by talent management revenue, which increased $2.6 million, or 43.1% for the same period in 2011.

In Australia, contracting and permanent recruitment revenue declined $8.4 million and $4.5 million, or 16.4% and 28.8%, respectively, for the three months ended June 30, 2012. For the six months ended June 30, 2012, contracting and permanent recruitment revenue declined $12.8 million and $7.6 million, or 12.8% and 26.2%, respectively. In Asia, revenue decreased $1.7 million, or 16.6%, for the three months ended June 30, 2012 and decreased $2.2 million, or 12.0%, for the six months ended June 30, 2012.

The decline in both contracting and permanent recruitment revenue across the region was attributable to increasingly cautious client hiring intentions and cost control in response to the economic environment.
Gross margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Gross margin	$31.9	$38.7	$(6.8)	(17.7)%	$61.2	$72.1	$(10.9)	(15.1)%
Gross margin as a percentage of revenue	41.5%	42.0%	N/A	N/A	40.5%	41.1%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue:	15.6%	15.3%	N/A	N/A	15.6%	15.3%	N/A	N/A

For the three months ended June 30, 2012, permanent recruitment and contracting gross margins decreased $6.2 million and $1.5 million, or 23.5% and 15.4%, respectively, and was partially offset by an increase in talent management of $1.0 million, or 39.0%, for the same period in 2011. For the six months ended June 30, 2012, permanent recruitment and contracting gross margins decreased $10.2 million and $2.1 million, or 20.8% and 11.7%, respectively, and was partially offset by an increase in talent management of $1.7 million, or 35.2% for the same period in 2011.

The changes in gross margin were attributable to the same factors as described above for revenue.

For the three and six month periods ended June 30, 2012, contracting gross margin as a percentage of revenue was nearly flat at 15.6%, as compared to 15.3% for the same periods in 2011.

Index

Total gross margin as a percentage of revenue was nearly flat at 41.5% for the three months ended June 30, 2012 as compared to 42.0% for the same period in 2011. For the six months ended June 30, 2012, total gross margin as a percentage of revenue was 40.5% as compared to 41.1% for the same period in 2011. The decline in total gross margin as a percentage of revenue was principally due to lower permanent recruitment revenue.

SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$30.3	$35.1	$(4.9)	(13.9)%	$59.5	$66.4	$(6.9)	(10.5)%
SG&A and Non-Op as a percentage of revenue	39.3%	38.1%	N/A	N/A	39.4%	37.9%	N/A	N/A

For the three and six month periods ended June 30, 2012, the decrease in SG&A and Non-Op was primarily due to reduced compensation resulting from the decline in gross margin and actions to align the cost structure with current market conditions.

For the three months ended June 30, 2012, SG&A and Non-Op, as a percentage of revenue, was 39.3% as compared to 38.1% for the same period in 2011. For the six months ended June 30, 2012, SG&A and Non-Op, as a percentage of revenue, was 39.4% as compared to 37.9% for the same period in 2011. The increases in SG&A and Non-OP, as a percentage of revenue, were primarily due to proportionally lower revenue in the current periods.

For the three and six month periods ended June 30, 2012, business reorganization expenses were approximately $1.1 million, primarily for employee termination benefits for the reduction of back-office support functions and lease exit costs associated with the relocation of our Sydney, Australia office.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Operating income (loss):	$1.7	$5.0	$(3.3)	(65.6)%	$2.8	$7.6	$(4.8)	(63.3)%
EBITDA (loss)	$0.6	$3.6	$(2.9)	(82.5)%	$0.6	$5.6	$(5.0)	(88.8)%
EBITDA (loss) as a percentage of revenue	0.8%	3.8%	N/A	N/A	0.4%	3.2%	N/A	N/A

For the three months ended June 30, 2012, EBITDA was $0.6 million, or 0.8% of revenue, as compared to $3.6 million, or 3.8% of revenue, for the same period in 2011. For the six months ended June 30, 2012, EBITDA was $0.6 million, or 0.4% of revenue, as compared to $5.6 million, or 3.2% of revenue, for the same period in 2011. The decrease in EBITDA for the three and six months ended June 30, 2012 was principally due to the decline in gross margin and business reorganization expenses.
For the three months ended June 30, 2012, operating loss was $1.7 million as compared to operating income of $5.0 million for the same period in 2011. For the six months ended June 30, 2012, operating loss was $2.8 million as compared to operating income of $7.6 million for the same period in 2011. The difference between operating income and EBITDA was principally due to corporate management fees and depreciation.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Revenue	$82.4	$94.6	$(12.2)	(12.9)%	$163.6	$185.9	$(22.3)	(12.0)%

For the three months ended June 30, 2012, contracting, permanent recruitment, and talent management revenue decreased $8.4 million, $3.0 million and $0.7 million, or 12.9%, 15.1%, and 7.6%, respectively, as compared to the same period in 2011. For the six months ended June 30, 2012, contracting, permanent recruitment, and talent management revenue decreased $14.5 million, $6.7 million, and $0.8 million, or 11.3%, 17.2%, and 4.7%, respectively, as compared to the same period in 2011.

In the U.K., contracting and permanent recruitment revenue declined $11.1 million and $1.1 million, or 20.3% and 11.7% , respectively and was partially offset by an increase in talent management revenue of $0.3 million, or 26.8%, for the three months ended June 30, 2012, as compared to the same period in 2011. For the six months ended June 30, 2012, contracting and permanent recruitment revenue in the U.K. declined $19.8 million and $3.1 million, or 18.5% and 16.7%, respectively, and was partially offset by an increase in talent management revenue of $0.5 million, or 20.0%, as compared to the same period in 2011. The decline in permanent recruitment and contracting revenue for both periods continued to be largely impacted by the weakness in the financial services sector.

In Continental Europe, revenue was approximately $28.7 million and was essentially flat for the three months ended June 30, 2012, as compared to the same period in 2011. Contracting revenue increased $2.7 million, or 26.3%, partially offset by decreases in permanent recruitment and talent management revenue of $1.5 million and $0.9 million, or 15.0% and 11.2%, respectively. Consultative practices in the Netherlands and Belgium accounted for the entire increase in contracting revenue. The decline in permanent recruitment revenue occurred principally in France.

For the six months ended June 30, 2012, revenue in Continental Europe increased slightly by $0.8 million, or 1.4%, and was led by contracting revenue, which increased $5.3 million, or 25.3%, partially offset by decreases in permanent recruitment and talent management revenue of $3.0 million and $1.1 million, or 15.1% and 7.4%, respectively. Consultative practices in the Netherlands and Belgium accounted for the vast majority of the increase in contracting revenue. The decline in permanent recruitment revenue occurred principally in France.
Gross margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Gross margin	$32.8	$39.3	$(6.5)	(16.5)%	$64.9	$77.0	$(12.1)	(15.8)%
Gross margin as a percentage of revenue	39.8%	41.5%	N/A	N/A	39.7%	41.4%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue:	17.0%	18.7%	N/A	N/A	17.2%	18.6%	N/A	N/A

Index

For the three months ended June 30, 2012, permanent recruitment, contracting, and talent management gross margins decreased $3.3 million, $2.5 million, and $0.6 million, or 17.1%, 20.7%, and 8.1%, respectively, as compared to the same period in 2011. For the six months ended June 30, 2012, permanent recruitment, contracting and talent management gross margins decreased $6.8 million, $4.3 million, and $0.8 million, or 18.1%, 17.9%, and 5.2%, respectively, as compared to the same period in 2011.

In the U.K., contracting and permanent recruitment gross margin declined $2.9 million and $1.4 million, or 30.0% and 15.1%, respectively, for the three months ended June 30, 2012 as compared to the same period in 2011. For the six months ended June 30, 2012, contracting and permanent recruitment gross margin declined $5.1 million and $3.3 million, or 27.0% and 18.4%, respectively, as compared to the same period in 2011. The decrease for both periods was attributable to the same factors as described above for revenue.

In Continental Europe, permanent recruitment and talent management gross margin in Continental Europe decreased $1.6 million and $0.6 million, or 16.3% and 9.2%, respectively, and was partially offset by an increase in contracting gross margin of $0.4 million, or 16.6%, for three months ended June 30, 2012 as compared to the same period in 2011. For the six months ended June 30, 2012, permanent recruitment gross margin decreased $3.0 million, or 15.4%, as compared to the same period in 2011. The changes in gross margin were attributable to the same factors as described above for revenue.

In Europe, contracting gross margin as a percentage of revenue was 17.0% for the three months ended June 30, 2012, as compared to 18.7% for the same period in 2011. For the six months ended June 30, 2012, contracting gross margin as a percentage of revenue was 17.2%, as compared to 18.6% for the same period in 2011. The decline in contracting margin as a percentage of revenue was attributable to a lower proportion of high margin transactional projects.

In Europe, total gross margin as a percentage of revenue was 39.8% for the three months ended June 30, 2012, as compared to 41.5% for the same period in 2011. For the six months ended June 30, 2012, total gross margin as a percentage of revenue was 39.7% as compared to 41.4% for the same period in 2011. The change in total gross margin as a percentage of revenue was primarily related to a lower proportion of permanent recruitment gross margin.
SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$32.0	$36.4	$(4.4)	(12.0)%	$64.4	$71.6	$(7.2)	(10.1)%
SG&A and Non-Op as a percentage of revenue	38.8%	38.4%	N/A	N/A	39.4%	38.5%	N/A	N/A

For the three and six month periods ended June 30, 2012, the decrease in SG&A and Non-Op as compared to the same period in 2011 was primarily due to lower compensation resulting from the decline in gross margin, actions to align the cost structure with current market condition, and lower corporate management fees.

For the three months ended June 30, 2012, SG&A and Non-Op, as a percentage of revenue, was 38.8% as compared to 38.4% for the same period in 2011. For the six months ended June 30, 2012, SG&A and Non-Op, as a percentage of revenue, was 39.4% as compared to 38.5% for the same period in 2011. The changes were primarily due to the lower revenue.

For the three months ended June 30, 2012, business reorganization expenses were $3.1 million as compared to $0.4 million for the same period in 2011. For the six months ended June 30, 2012, business reorganization expenses were $3.9 million as compared to $0.7 million for the same period in 2011 and were attributable to employee termination benefits and lease exit costs.

Index

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Operating income (loss):	$(1.1)	$4.4	$(5.5)	(124.1)%	$(0.7)	$7.6	$(8.3)	(109.6)%
EBITDA (loss)	$(2.3)	$2.6	$(4.9)	(189.1)%	$(3.4)	$4.7	$(8.1)	(172.0)%
EBITDA (loss) as a percentage of revenue	(2.8)%	2.7%	N/A	N/A	(2.1)%	2.5%	N/A	N/A

For the three months ended June 30, 2012, EBITDA loss was $2.3 million, or 2.8% of revenue, as compared to EBITDA of $2.6 million, or 2.7% of revenue, for the same period in 2011. For the six months ended June 30, 2012, EBITDA loss was $3.4 million, or 2.1% of revenue, as compared to EBITDA of $4.7 million, or 2.5% of revenue, for the same period in 2011. The decrease in EBITDA for the three and six months ended June 30, 2012 was principally due to the decline in gross margin and business reorganization expenses.
For the three months ended June 30, 2012, operating loss was $1.1 million as compared to operating income of $4.4 million for the same period in 2011. For the six months ended June 30, 2012, operating loss was $0.7 million as compared to operating income of $7.6 million for the same period in 2011. The difference between operating income (loss) and EBITDA (loss) was principally due to corporate management fees and depreciation.
The following are discussed in reported currency

Corporate expenses, net of corporate management fee allocations

Corporate expenses were $0.8 million for the three months ended June 30, 2012, as compared to less than $0.1 million for the same period in 2011, an increase of $0.8 million. The increase was due principally to the change in mix of allocable management fees in the current period. Corporate expenses were $1.3 million for the six months ended June 30, 2012 and were flat as compared to in 2011.

For the three and six months ended June 30, 2012, business reorganization expenses were $0.2 million and $0.3 million, respectively, and were primarily for employee termination benefits.

Depreciation and Amortization Expense

For the three months ended June 30, 2012, depreciation and amortization expense remained consistent at $1.6 million as compared to 2011. For the six months ended June 30, 2012, depreciation and amortization expense remained consistent at $3.1 million as compared to $3.2 million for 2011.

Interest Expense

Interest expense, net of interest income was $0.2 million for the three months ended June 30, 2012, as compared to $0.4 million for the same period in 2011. For the six months ended June 30, 2012, interest expense, net of interest income was $0.3 million as compared to $0.6 million for the same period in 2011. The decrease in interest expense was due to the Company’s lower borrowings under its credit facilities.

Index

Provision for (Benefit from) Income Taxes

The benefit from income taxes for the three months ended June 30, 2012 was $4.1 million on $3.7 million of pre-tax loss, as compared to a provision for income taxes of $1.4 million on $5.7 million of pre-tax income for the same period in 2011. The effective tax rate for the three months ended June 30, 2012 was 110.6% as compared to 25.2% for the same period in 2011. The benefit from income taxes for the six months ended June 30, 2012 was $4.8 million on $7.6 million of pre-tax loss, as compared to a provision for income taxes of $2.2 million on $6.4 million of pre-tax income for the same period in 2011. The effective tax rate for the six months ended June 30, 2012 was 62.8%, as compared to 34.0% for the same period in 2011.
The change in the Company's effective tax rate for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily attributable to the Company's reduction of reserves of approximately $3.0 million for uncertain tax positions in connection with the settlement of an appeal with the Commonwealth of Pennsylvania, partially offset by the inability to benefit from losses in certain foreign jurisdictions in 2012. The effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the settlement of an appeal with the Commonwealth of Pennsylvania, partially offset by the inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, non-deductible expenses and foreign tax rates that vary from that in the U.S.

Net Income (Loss)

Net income was $0.4 million for the three months ended June 30, 2012, as compared to a net income of $4.2 million for 2011, a decrease in net income of $3.8 million. Basic and diluted earnings per share were $0.01 for the three months ended June 30, 2012, as compared to basic and diluted earnings per share of $0.13 for the same period in 2011.

Net loss was $2.8 million for the six months ended June 30, 2012, as compared to a net income of $4.2 million for the same period in 2011, a decrease in net income of $7.0 million. Basic and diluted loss per share were $0.09 for the six months ended June 30, 2012, as compared to basic and diluted earnings per share of $0.13 for the same period in 2011.

Index

Liquidity and Capital Resources
As of June 30, 2012, cash and cash equivalents totaled $28.9 million, as compared to $37.3 million as of December 31, 2011. The following table summarizes the cash flow activities for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,
(In millions)	2012	2011
Net cash provided by (used in) operating activities	$1.0	$—
Net cash provided by (used in) investing activities	(6.9)	(3.1)
Net cash provided by (used in) financing activities	(2.6)	7.8
Effect of exchange rates on cash and cash equivalents	0.1	0.7
Net increase (decrease) in cash and cash equivalents	(8.4)	5.4

Cash Flows from Operating Activities
For the six months ended June 30, 2012, net cash provided by operating activities was $1.0 million compared to break-even for the same period in 2011, an increase of $0.9 million. The improvement included $3.9 million of landlord-funded leasehold improvement in Asia Pacific and a balanced management of working capital.

Cash Flows from Investing Activities
For the six months ended June 30, 2012, net cash used in investing activities was $6.9 million compared to $3.1 million for the same period in 2011, an increase of $3.8 million. The increase was primarily for landlord provided leasehold improvements in connection with a newly leased property in 2012.
Cash Flows from Financing Activities
For the six months ended June 30, 2012, net cash used in financing activities was $2.6 million compared to net cash provided by financing activities of $7.8 million for the same period in 2011, an increase in cash used of $10.4 million. The increase in cash used was primarily for repayments under the Company's credit agreements.
Credit Agreements
Credit Agreement with RBS Citizens Business Capital

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), and on February 22, 2012 and June 26, 2012, the Company and certain of its North American and U.K. subsidiaries entered into Amendment No. 1 and Amendment No. 2, respectively, to the senior secured revolving credit facility with RBS (as amended, the “Revolver Agreement”). The Revolver Agreement provides the Company with the ability to borrow up to $40 million, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50 million, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the U.K. and North America operations, less required reserves. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1.5 million of deferred financing costs, which are being amortized over the term of the agreement. The maturity date of the Revolver Agreement is August 5, 2014. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and could be made with an interest rate based on a base rate plus 2% or on the LIBOR rate for the applicable period plus 3%. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement). Amendment No. 1, which was deemed to be effective on February 1, 2012, lowered the applicable margin for the interest rate on borrowings based on the Company’s Fixed Charge Coverage Ratio as follows:

Index

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

Amendment No. 2, which was deemed to be effective on June 26, 2012, effects the following key changes to the Revolver Agreement: (1) includes non-cash stock compensation expenses in the calculation of EBITDA; (2) defines “Special 2012/2013 Restructuring Charges” as restructuring charges incurred in the fiscal quarters ending June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013; (3) includes 50% of up to $10.0 million of the “Special 2012/2013 Restructuring Charges” (i.e., up to $5.0 million) in the numerator of the calculation of the Company’s Fixed Charge Coverage Ratio; and (4) increases the Company’s required minimum excess availability to $7.5 million until such time after December 31, 2012 that, for two consecutive fiscal quarters, the Company’s Fixed Charge Coverage Ratio (calculated without including “Special 2012/2013 Restructuring Charges” in the numerator) is at least 1.1x, at which time the Company’s required minimum excess availability will be reduced to $5.0 million.

The details of the Revolver Agreement as of June 30, 2012 were as follows:

(In millions)	June 30, 2012
Borrowing base	$33.4
Less: adjustments to the borrowing base
Minimum availability	(7.5)
Outstanding letters of credits	(2.3)
Adjusted borrowing base	23.6
Less: outstanding borrowing	—
Additional borrowing availability	$23.6

Interest rates on outstanding borrowing	4.50%

The Revolver Agreement contains various restrictions and covenants including: (1) a requirement to maintain a minimum excess availability of $7.5 million, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $1 million; (2) a limit on the payment of dividends of not more than $5 million per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25 million in cash and $25 million in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4 million per year. The Company was in compliance with all covenants under the Revolver Agreement as of June 30, 2012.
Credit Agreement with Westpac Banking Corporation
On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a Facility Agreement, dated November 29, 2011 (the “Facility Agreement”), with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”).

Index

The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $20.5 million (AUD20 million) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2.8 million (NZD3.5 million) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $5.1 million (AUD5 million) (“Tranche C”) for the Australian subsidiary.
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
The details of the Facility Agreement as of June 30, 2012 were as follows:

(In millions)	June 30, 2012
Tranche A:
Borrowing capacity	$20.5
Less: outstanding borrowing	—
Additional borrowing availability	$20.5

Interest rates on outstanding borrowing	5.55%

Tranche B:
Borrowing capacity	$2.8
Less: outstanding borrowing	—
Additional borrowing availability	$2.8

Interest rates on outstanding borrowing	6.03%

Tranche C:
Borrowing capacity	$5.1
Less: outstanding borrowing	(4.4)
Additional borrowing availability	$0.7

Interest rates on outstanding borrowing	1.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $17.9 million (AUD17.5 million); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve month period; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all covenants under the Facility Agreement as of June 30, 2012.

Index

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, Singapore and Mainland China. As of June 30, 2012, the Netherlands subsidiary could borrow up to $2.8 million (€$2.2 million) based on an agreed percentage of accounts receivable related to its operations. In May 2011, the Belgium has a $1.3 million (€1 million) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus a margin, and were 2.89% as of June 30, 2012. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.8 million (SGD1 million) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus 1.75%, and it was 6.00% on June 30, 2012. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. In Mainland China, the Company’s subsidiary can borrow up to $1 million for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate plus 200 basis points, and it was 8.10% on June 30, 2012. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were $1.5 million of outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of June 30, 2012.
The average monthly outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and Mainland China was $2.1 million for the six months ended June 30, 2012. The weighted average interest rate on all outstanding borrowings as of June 30, 2012 was 5.04%.
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
As a result of a 2010 public offering of common stock, the Company may issue up to $9 million equivalent of securities or combinations of securities under the 2009 Shelf Registration
Liquidity Outlook

As of June 30, 2012, the Company had cash and cash equivalents on hand of $28.9 million supplemented by additional borrowing availability of $23.6 million under the Revolver Agreement, and $27.7 million of additional borrowing availability under the Facility Agreement and other lending arrangements in Belgium, the Netherlands, New Zealand, Singapore and Mainland China. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of June 30, 2012. The Company's near-term cash requirements during 2012 are primarily related to funding operations, restructuring actions and capital expenditures. In 2012, the Company expects to make capital expenditures of approximately $9.0 million to $11.0 million, which includes $3.9 million of landlord-funded leasehold improvement in Asia Pacific, and payments in connection with the 2012 business reorganization plan of $5.0 million to $8.0 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

As of June 30, 2012, $8.8 million of the Company's cash and cash equivalents noted above was held in the United States and the remainder was held internationally, primarily in Australia for $4.1 million, Mainland China for $3.3 million, and the United Kingdom for $3.0 million. The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments.Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside the United States except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision.  In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds.  The Company has not provided for federal income or foreign withholding taxes on these undistributed foreign earnings.  The Company has not done so because this situation is unlikely to occur in the foreseeable future. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

Index

For the six months ended June 30, 2012, the concern about the strength and sustainability of the economic recovery and the solvency of certain European sovereign nations has continued to negatively impact the markets where the Company operates. The Company believes that future external market conditions remain uncertain, particularly the access to credit, rates of near-term projected economic growth and levels of unemployment in the markets in which it operates. Due to these uncertain external market conditions, the Company cannot provide assurance that its actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company could be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination of those sources. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Contingencies
From time to time in the ordinary course of business, the Company is subject to compliance audits by federal, state, local and foreign government regulatory, tax, and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, and income, value-added and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits, and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities. Periodic events and management actions can change the number and type of audits, claims, lawsuits or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters.
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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of June 30, 2012. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, the standard does not affect the calculation or reporting of net income and earnings per share. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 deferred certain aspects of ASU 2011-05. Among the new provisions in ASU 2011-05 is a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the other comprehensive income is presented. This requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. The standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company adopted ASU 2011-05 as of January 1, 2012, and presented the components of other comprehensive income in a single continuous Condensed Consolidated Statement of Operations and Other Comprehensive Income (loss). The Company’s adoption of ASU 2011-05 did not have any impact on the Company’s results of operations or financial condition.
Critical Accounting Policies
See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 28, 2012 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended June 30, 2012.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) risks related to fluctuations in the Company’s operating results from quarter to quarter, (3) the ability of clients to terminate their relationship with the Company at any time, (4) competition in the Company’s markets, (5) risks associated with the Company’s investment strategy, (6) risks related to international operations, including foreign currency fluctuations, (7) the Company’s dependence on key management personnel, (8) the Company’s ability to attract and retain highly skilled professionals, (9) the Company’s ability to collect its accounts receivable, (10) the negative cash flows and operating losses that the Company has experienced from time to time in the past, (11) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (12) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (13) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (14) risks related to providing uninterrupted service to clients, (15) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (16) the Company’s ability to utilize net operating loss carry-forwards, (17) volatility of the Company’s stock price, (18) the impact of government regulations, and (19) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the six months ended June 30, 2012, the Company earned approximately 85% of its gross margin outside the United States (“U.S.”), and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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
As more fully described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has credit agreements with RBS Citizens Business Capital, Westpac Banking Corporation and other credit agreements with lenders in Belgium, the Netherlands, New Zealand, Singapore and Mainland China. The Company does not hedge the interest risk on borrowings under the credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, or results of operations.

ITEM 1A.    RISK FACTORS
 As of June 30, 2012, there had not been any material changes to the information set forth in Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2012 - April 30, 2012 (b)	15,768	$5.36	—	$6,792,000
May 1, 2012 - May 31, 2012 (b)	11,177	$4.45	—	$6,792,000
June 1, 2012 - June 30, 2012(b)	—	$—	—	$6,792,000
Total	26,945	$4.98	—	$6,792,000

(a)
On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. The Company has repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. Repurchases of common stock are restricted under the Company’s Revolver Agreement entered into on August 5, 2010, as amended on February 22, 2012 and June 26, 2012.

(b)	Consisted of restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Costs Associated with Exit or Disposal Activities - In January 2012, the Company’s Chief Executive Officer approved a $1 million plan of reorganization (“2012 Plan”) to streamline the Company’s support operations in each of Hudson’s regional businesses to match the aggregated operating segments and to improve support services to the Company’s regional and global professional business practices. The 2012 Plan primarily includes costs for actions to reduce support functions to match them to the revised operating structure. On April 26, 2012, the Company’s Board of Directors approved an addition to the 2012 Plan of up to $10 million for additional actions to accelerate the Company’s plans for increased global alignment and redirection of resources from support to client facing activities. The Company expects to substantially complete the 2012 Plan in 2012. The future cash expenditures for the actions described above are anticipated to be paid out primarily during 2012 and to be approximately equal to the estimated costs.

ITEM 6.    EXHIBITS
 The exhibits to this Form 10-Q are listed in the Exhibit Index included elsewhere herein.

Index

SIGNATURES
 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ MANUEL MARQUEZ DORSCH
Manuel Marquez Dorsch
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated:	July 31, 2012
		By:	/s/ MARY JANE RAYMOND
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated:	July 31, 2012

Index

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

4.1
Amendment No. 2 to Loan and Security Agreement, dated as of June 26, 2012, by and among Hudson Global, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as Lenders, and RBS Citizens Business Capital, a division of RBS Asset Finance, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 26, 2012 (File No. 0-50129)).

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

101
The following materials from Hudson Global, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements.