Form 10-Q
period 2012-09-30
Hudson Global, Inc.
filed 2012-11-01
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2012
Common Stock - $0.001 par value	33,192,233

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$187,873	$245,081	$593,301	$710,998
Direct costs	120,207	152,089	375,359	441,341
Gross margin	67,666	92,992	217,942	269,657
Operating expenses:
Selling, general and administrative expenses	66,074	85,305	214,070	251,517
Depreciation and amortization	1,672	1,537	4,788	4,750
Business reorganization expenses	1,520	—	7,551	747
Operating income (loss)	(1,600)	6,150	(8,467)	12,643
Non-operating income (expense):
Interest income (expense), net	(161)	(328)	(510)	(910)
Other income (expense), net	591	(238)	215	244
Income (loss) before provision for income taxes	(1,170)	5,584	(8,762)	11,977
Provision for (benefit from) income taxes	995	2,202	(3,770)	4,377
Net income (loss)	$(2,165)	$3,382	$(4,992)	$7,600
Earnings (loss) per share:
Basic	$(0.07)	$0.11	$(0.16)	$0.24
Diluted	$(0.07)	$0.11	$(0.16)	$0.24
Weighted-average shares outstanding:
Basic	32,156	31,620	32,024	31,541
Diluted	32,156	32,085	32,024	31,988
Comprehensive income (loss):
Net income (loss)	$(2,165)	$3,382	$(4,992)	$7,600
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	1,395	(5,234)	1,834	(1,959)
Total other comprehensive income (loss), net of income taxes	1,395	(5,234)	1,834	(1,959)
Comprehensive income (loss)	$(770)	$(1,852)	$(3,158)	$5,641

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$34,883	$37,302
Accounts receivable, less allowance for doubtful accounts of $1,541 and $1,772, respectively	115,548	131,489
Prepaid and other	12,987	13,132
Total current assets	163,418	181,923
Property and equipment, net	20,735	17,838
Deferred tax assets, non-current	10,593	8,628
Other assets	5,080	8,157
Total assets	$199,826	$216,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,529	$12,025
Accrued expenses and other current liabilities	62,140	74,248
Short-term borrowings	—	3,384
Accrued business reorganization expenses	2,996	858
Total current liabilities	73,665	90,515
Other non-current liabilities	6,790	6,388
Deferred rent and tenant improvement contributions	8,564	4,479
Income tax payable, non-current	4,098	7,807
Total liabilities	93,117	109,189
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 33,257 and 32,776 shares, respectively	33	33
Additional paid-in capital	473,184	470,786
Accumulated deficit	(402,282)	(397,290)
Accumulated other comprehensive income - currency translation adjustments	36,089	34,255
Treasury stock, 65 and 79 shares, respectively, at cost	(315)	(427)
Total stockholders’ equity	106,709	107,357
Total liabilities and stockholders' equity	$199,826	$216,546

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(4,992)	$7,600
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,788	4,750
Provision for (recovery of) doubtful accounts	46	46
Provision for (benefit from) deferred income taxes	(1,818)	669
Stock-based compensation	2,386	2,821
Other, net	361	38
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	17,824	(25,698)
Decrease (increase) in prepaid and other assets	3,445	704
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(16,407)	3,566
Increase (decrease) in accrued business reorganization expenses	3,268	(1,511)
Net cash provided by (used in) operating activities	8,901	(7,015)
Cash flows from investing activities:
Capital expenditures	(7,793)	(5,175)
Proceeds from sale of assets	—	248
Net cash provided by (used in) investing activities	(7,793)	(4,927)
Cash flows from financing activities:
Borrowings under credit agreements	72,544	161,261
Repayments under credit agreements	(75,775)	(155,771)
Repayment of capital lease obligations	(332)	—
Purchase of restricted stock from employees	(542)	(352)
Net cash provided by (used in) financing activities	(4,105)	5,138
Effect of exchange rates on cash and cash equivalents	578	(237)
Net increase (decrease) in cash and cash equivalents	(2,419)	(7,041)
Cash and cash equivalents, beginning of the period	37,302	29,523
Cash and cash equivalents, end of the period	$34,883	$22,482
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$268	$827
Cash payments during the period for income taxes, net of refunds	$2,394	$3,349

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2011	32,697	$33	$470,786	$(397,290)	$34,255	$(427)	$107,357
Net income (loss)	—	—	—	(4,992)	—	—	(4,992)
Other comprehensive income (loss), translation adjustments	—	—	—	—	1,834	—	1,834
Purchase of restricted stock from employees	(111)	—	—	—	—	(542)	(542)
Issuance of shares for 401(k) plan contribution	124	—	12	—	—	654	666
Stock-based compensation	482	—	2,386	—	—	—	2,386
Balance at September 30, 2012	33,192	$33	$473,184	$(402,282)	$36,089	$(315)	$106,709

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
The Company has operated as an independent publicly-held company since April 1, 2003 when the eResourcing division of Monster Worldwide, Inc., formerly TMP Worldwide, Inc., composed of 67 acquisitions made between 1999 and 2001, was spun off. As of September 30, 2012, the Company had approximately 2,000 employees operating in 20 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. For the three and nine months ended September 30, 2012 and 2011, the amounts and percentage of total of the Company’s gross margins from the three reportable segments were as follows:

	For The Three Months Ended		For The Three Months Ended
	September 30, 2012		September 30, 2011
	Gross Margin ($)%		Gross Margin ($)%
Hudson Americas	$9,587	14%	$13,662	15%
Hudson Asia Pacific	29,852	44%	41,201	44%
Hudson Europe	28,227	42%	38,129	41%
Total	$67,666	100%	$92,992	100%

	For The Nine Months Ended		For The Nine Months Ended
	September 30, 2012		September 30, 2011
	Gross Margin ($)%		Gross Margin ($)%
Hudson Americas	$33,776	15%	$37,040	14%
Hudson Asia Pacific	91,067	42%	113,323	42%
Hudson Europe	93,099	43%	119,294	44%
Total	$217,942	100%	$269,657	100%

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
Contract Consulting: In Contract Consulting, Hudson provides a range of project management, interim management and professional contract staffing services. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals – either individually or as a team – are placed with client organizations for a defined period of time based on a client's specific business need.
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
Reporting Segments
In the fourth quarter of 2011, the Company reorganized its leadership team to align the Company’s operations with its business strategy to run its global operations in three regions. As a result, the Company revised its reportable segments by aggregating the segments of Hudson Australia New Zealand and Hudson Asia into one segment, Hudson Asia Pacific. The Company has reclassified information for the three and nine months ended September 30, 2011 to reflect this change to the segment reporting in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10-50-1 to 9 “Operating Segments” and ASC 280-10-50-10 “Reportable Segments.” See Note 15 for further details.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 deferred certain aspects of ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ” Among the new provisions in ASU 2011-05 is a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the other comprehensive income is presented. This requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. The standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company adopted ASU 2011-05 as of January 1, 2012, and presented the components of other comprehensive income in a single continuous Condensed Consolidated Statement of Operations and Other Comprehensive Income (Loss). The Company’s adoption of ASU 2011-05 did not have any impact on the Company’s results of operations or financial condition.

NOTE 4 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	For The Three Months Ended			For The Three Months Ended
	September 30, 2012			September 30, 2011
	Temporary Contracting	Other	Total	Temporary Contracting	Other	Total
Revenue	$142,418	$45,455	$187,873	$182,867	$62,214	$245,081
Direct costs (1)	117,419	2,788	120,207	148,513	3,576	152,089
Gross margin	$24,999	$42,667	$67,666	$34,354	$58,638	$92,992

	For The Nine Months Ended			For The Nine Months Ended
	September 30, 2012			September 30, 2011
	Temporary Contracting	Other	Total	Temporary Contracting	Other	Total
Revenue	$442,484	$150,817	$593,301	$526,734	$184,264	$710,998
Direct costs (1)	364,675	10,684	375,359	430,338	11,003	441,341
Gross margin	$77,809	$140,133	$217,942	$96,396	$173,261	$269,657

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. On April 26, 2012, the Company’s stockholders approved an amendment to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance to participants by 2,500,000 shares. As of September 30, 2012, there were 2,575,123 shares of the Company’s common stock available for future issuance.
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company.
For the three and nine months ended September 30, 2012 and 2011, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	$149	$151	$542	$367
Restricted stock	305	793	1,299	2,209
Restricted stock units	52	52	545	245
Total	$506	$996	$2,386	$2,821

Stock Options
Stock options granted under the ISAP generally expire ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying stock on the date of grant and generally vest ratably over a four year period.
As of September 30, 2012, the Company had approximately $593 of unrecognized stock-based compensation expense related to outstanding non-vested stock options. The Company expects to recognize that cost over a weighted average service period of 1.25 years.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Changes in the Company’s stock options for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended
	September 30,
	2012		2011
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	1,396,350	$11.36	1,548,300	$12.64
Granted	—	—	400,000	5.18
Expired	(59,700)	12.62	(547,950)	10.50
Options outstanding at September 30,	1,336,650	11.31	1,400,350	11.35
Options exercisable at September 30,	924,150	$14.04	975,350	$14.04

Restricted Stock
A summary of the quantity and vesting conditions for shares of restricted stock granted for the nine months ended September 30, 2012 was as follows:

Vesting conditions	Number of Shares of Restricted Stock Granted
Performance and service conditions (1) (2)	566,830
Vest 50% on each of the second and third anniversaries of the grant date with service conditions only	35,000
Immediately vested	1,400
Vest 2/3 on the second anniversary of the grant date and 1/3 on the third anniversary of the grant date with service conditions only	20,000
Vest one-third on each of the first three anniversaries of the grant date with service conditions only	15,000
Total shares of restricted stock granted for the nine months ended September 30, 2012	638,230

(1)	The performance conditions with respect to the restricted stock may be satisfied as follows:

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

As of September 30, 2012, the Company had approximately $2,699 of unrecognized stock-based compensation expense related to outstanding non-vested restricted stock. The Company expects to recognize that cost over a weighted average service period of 1.45 years.
Changes in the Company’s restricted stock for the nine months ended September 30, 2012 and 2011 were as follows:

	For The Nine Months Ended
	September 30,
	2012		2011
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested restricted stock at January 1,	1,166,082	$5.12	953,037	$3.64
Granted	638,230	4.59	743,625	6.22
Vested	(429,950)	4.90	(271,540)	3.90
Forfeited	(156,568)	5.37	(89,263)	2.80
Non-vested restricted stock at September 30,	1,217,794	$4.88	1,335,859	$5.08

Restricted Stock Units
 As of September 30, 2012, the Company had approximately $234 of unrecognized stock-based compensation expense related to outstanding non-vested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.6 years.
Changes in the Company’s restricted stock units for the nine months ended September 30, 2012 and 2011 were as follows:

	For The Nine Months Ended
	September 30, 2012
	2012		2011
	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value
Non-vested restricted stock units at January 1,	100,000	$5.18	—	$—
Granted	76,023	5.13	127,376	5.37
Vested	(76,023)	5.13	(27,376)	6.05
Non-vested restricted stock units at September 30,	100,000	$5.18	100,000	$5.18

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Defined Contribution Plan and Non-cash Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. For the three and nine months ended September 30, 2012 and 2011, the Company’s expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
($ in thousands, except otherwise stated)	2012	2011	2012	2011
Expense recognized for the 401(k) plan	$144	$176	$511	$584
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	—	—	124	92
Market value per share of the Company's common stock on contribution date (in dollars)	$—	$—	$5.35	$6.55
Non-cash contribution made for employer matching liability	$—	$—	$666	$602

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
Effective Tax Rate
The benefit from income taxes for the nine months ended September 30, 2012 was $3,770 on a pre-tax loss of $8,762, compared with a provision for income taxes of $4,377 on pre-tax income of $11,977 for the same period in 2011. The Company’s effective income tax rate was 43.0% and 36.5% for the nine months ended September 30, 2012 and 2011, respectively. The change in the effective tax rate was primarily attributable to the Company's reduction of reserves of approximately $3,600 for uncertain tax positions principally in connection with the settlement of an appeal with the State of Pennsylvania, partially offset by the inability to benefit from losses in certain foreign jurisdictions in 2012.
Uncertain Tax Positions
As of September 30, 2012 and December 31, 2011, the Company had $4,098 and $7,807, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $729 and $1,644 as of September 30, 2012 and December 31, 2011, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) and totaled to a benefit of $881 and $58 for the nine months ended September 30, 2012 and 2011, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses remain open until the losses expire or the statutes of limitations for those years when the losses are used expire. The Company's open tax years are 2008 through 2011 for the U.S. Federal and 2005 through 2011 for most state and local jurisdictions, 2010 through 2011 for the U.K., 2007 through 2011 for Australia and 2006 through 2011 for most other jurisdictions. The Company is currently under income tax examination in New Zealand (2009). The Company believes that its tax reserves are adequate for all years subject to examination.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Based on information available as of September 30, 2012, it is reasonably possible that the total amount of unrecognized tax benefits could decrease approximately $347 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.

NOTE 7 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share (“EPS”) are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money” and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period, or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the market conditions are met.
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Earnings (loss) per share ("EPS"):
Basic	$(0.07)	$0.11	$(0.16)	$0.24
Diluted	$(0.07)	$0.11	$(0.16)	$0.24
EPS numerator - basic and diluted:
Net income (loss)	$(2,165)	$3,382	$(4,992)	$7,600
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,156	31,620	32,024	31,541
Common stock equivalents: stock options and other stock-based awards (a)	—	465	—	447
Weighted average number of common stock outstanding - diluted	32,156	32,085	32,024	31,988

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2012 and 2011 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Unvested restricted stock	1,217,794	317,000	1,217,794	317,000
Unvested restricted stock units	100,000	—	100,000	—
Stock options	1,336,650	1,400,350	1,336,650	1,400,350
Total	2,654,444	1,717,350	2,654,444	1,717,350

NOTE 8 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
Included under the caption "Other assets":
Collateral accounts	$619	$3,120
Rental deposits	279	268
Total amount under the caption "Other assets":	$898	$3,388
Included under the caption "Prepaid and other":
Other	$2	$3
Client guarantees	126	$133
Collateral accounts	117	117
Total amount under the caption "Prepaid and other"	$245	$253
Total restricted cash	$1,143	$3,641

Collateral accounts primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy. The rental deposits with banks were held as guarantees for the rent on the Company’s offices in the Netherlands and Spain. Other includes social tax payment reserves, which were held with banks for employee social tax payments required by law in the Netherlands. The client guarantees were held in banks in Belgium as deposits for various client projects.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 9 – PROPERTY AND EQUIPMENT, NET
As of September 30, 2012 and December 31, 2011, property and equipment, net were as follows:

	September 30, 2012	December 31, 2011
Computer equipment	$12,894	$13,666
Furniture and equipment	8,980	9,692
Capitalized software costs	33,345	30,920
Leasehold and building improvements	24,694	21,650
	79,913	75,928
Less: accumulated depreciation and amortization	59,178	58,090
Property and equipment, net	$20,735	$17,838

The Company had expenditures of approximately $270 and $1,137 for acquired property and equipment, mainly consisting of software development, fixtures, computer equipment and leasehold improvements, which had not been placed in service as of September 30, 2012 and December 31, 2011, respectively. Depreciation expense is not recorded for such assets until they are placed in service.
Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011. A summary of the Company’s equipment acquired under capital lease agreements were as follows:

	September 30, 2012	December 31, 2011
Capital lease obligation, current	$459	$420
Capital lease obligation, non-current	$443	$720

The Company acquired $61 and $0 of property and equipment under capital lease agreements for the nine months ended September 30, 2012 and 2011, respectively. Capital expenditures for the nine months ended September 30, 2012 included $3,949 of landlord-funded tenant improvements for the Company's leased property in Sydney, Australia.

NOTE 10 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill for the nine months ended September 30, 2012 and 2011. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

	Carrying Value
	2012	2011
Goodwill, January 1,	$1,992	$1,909
Additions	—	—
Impairments	—	—
Currency translation	10	58
Goodwill, September 30,	$2,002	$1,967

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 11 – BUSINESS REORGANIZATION EXPENSES
In January 2012, the Company’s Chief Executive Officer approved a $1,000 plan of reorganization (“2012 Plan”) to streamline the Company’s support operations in each of Hudson’s regional businesses to match the aggregated operating segments and to improve support services to the Company’s regional and global professional business practices. The 2012 Plan primarily includes costs for actions to reduce support functions to match them to the revised operating structure. In April 2012, the Company’s Board of Directors (the “Board”) approved an addition to the 2012 Plan up to $10,000 for additional actions to accelerate the Company’s plans for increased global alignment and redirection of resources from support to client facing activities. The Company expects to substantially complete the 2012 Plan in 2012.
The Company’s Board approved other reorganization plans in 2009 (“2009 Plan”), 2008 (“2008 Plan”), and 2006 (“2006 Plan”) to streamline the Company’s support operations and included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. Business reorganization expenses for the three and nine months ended September 30, 2012 and 2011 by plan were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
2006 Plan	$71	$—	$1,879	$766
2008 Plan	—	—	—	—
2009 Plan	(77)	—	(48)	(19)
2012 Plan	1,526	—	5,720	—
Total	$1,520	$—	$7,551	$747

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered during the nine months ended September 30, 2012. The amounts for Changes in Estimate and Additional Charges are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss). Amounts in the “Payments” column represent primarily the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the nine months ended September 30, 2012 were as follows:

For The Nine Months Ended September 30, 2012	December 31, 2011	Changes in Estimate	Additional Charges	Payments	September 30, 2012
Lease termination payments	$1,309	$1,831	$1,032	$(1,094)	$3,078
Employee termination benefits	75	—	4,524	(2,918)	1,681
Other associated costs	5	—	164	(139)	30
Total	$1,389	$1,831	$5,720	$(4,151)	$4,789

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Litigation and Complaints
The Company is subject, from time to time, to various claims, lawsuits, contracts disputes and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities arising in the ordinary course of business. The Company routinely monitors claims such as these, and records provisions for losses when the claim becomes probable and the amount due is estimable. Although the outcome of these claims cannot be determined, the Company believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of September 30, 2012 and December 31, 2011.
Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The current portion of asset retirement obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets. The non-current portion of asset retirement obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Current portion of asset retirement obligations	$153	$301
Non-current portion of asset retirement obligations	2,634	2,507
Total asset retirement obligations	$2,787	$2,808

NOTE 13 – CREDIT AGREEMENTS
Credit Agreement with RBS Citizens Business Capital
On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), and on February 22, 2012, and June 26, 2012, the Company and certain of its North American and U.K. subsidiaries entered into Amendment No. 1 and Amendment No. 2, respectively, to the senior secured revolving credit facility with RBS (as amended, the “Revolver Agreement”). The Revolver Agreement provides the Company with the ability to borrow up to $40,000, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50,000, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the U.K. and North America operations, less required reserves. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1,457 of deferred financing costs, which are being amortized over the term of the agreement. The maturity date of the Revolver Agreement is August 5, 2014. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and can be made with an interest rate based on a base rate plus an applicable margin or on the LIBOR rate for the applicable period plus an applicable margin. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement) and is determined as follows:

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

The details of the Revolver Agreement as of September 30, 2012 were as follows:

September 30, 2012
Borrowing base	$30,934
Less: adjustments to the borrowing base
Minimum availability	(7,500)
Outstanding letters of credits	(2,326)
Adjusted borrowing base	21,108
Less: outstanding borrowing	—
Additional borrowing availability	$21,108
Interest rates on outstanding borrowing	4.50%

The Revolver Agreement contains various restrictions and covenants including: (1) a requirement to maintain a minimum excess availability of $7,500, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $1,000; (2) a limit on the payment of dividends of not more than $5,000 per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25,000 in cash and $25,000 in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4,000 per year. The Company was in compliance with all financial covenants under the Revolver Agreement as of September 30, 2012.
Credit Agreement with Westpac Banking Corporation
On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a Facility Agreement, dated November 29, 2011 (the “Facility Agreement”), with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”).
The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $20,758 (AUD20,000) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2,906 (NZD3,500) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $5,190 (AUD5,000) (“Tranche C”) for the Australian subsidiary.
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
The details of the Facility Agreement as of September 30, 2012 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

September 30, 2012
Tranche A:
Borrowing capacity	$20,758
Less: outstanding borrowing	—
Additional borrowing availability	$20,758
Interest rates on outstanding borrowing	5.42%
Tranche B:
Borrowing capacity	$2,906
Less: outstanding borrowing	—
Additional borrowing availability	$2,906
Interest rates on outstanding borrowing	6.03%
Tranche C:
Financial guarantee capacity	$5,190
Less: outstanding financial guarantee requested	(2,930)
Additional availability for financial guarantee	$2,260
Interest rates on financial guarantee requested	1.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $18,163 (AUD17,500); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve month period; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of September 30, 2012.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, Singapore and Mainland China. As of September 30, 2012, the Netherlands subsidiary could borrow up to $2,035 (€1,582) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary has a $1,286 (€1,000) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made using an interest rate based on the one month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.62% as of September 30, 2012. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $815 (SGD1,000) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.0% on September 30, 2012. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. In Mainland China, the Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate plus 200 basis points, and it was 7.6% on September 30, 2012. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were $0 of outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of September 30, 2012.
The average monthly outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and Mainland China was $1,519 for the nine months ended September 30, 2012. The weighted average interest rate on all outstanding borrowings as of September 30, 2012 was 4.90%.
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
(in thousands, except share and per share amounts)
(unaudited)

NOTE 14 – SHELF REGISTRATIONS
Acquisition Shelf Registration Statement
The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of September 30, 2012, all of the 1,350,000 shares were available for issuance.
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended September 30, 2012
Revenue, from external customers	$39,102	$73,437	$75,334	$—	$—	$187,873
Inter-segment revenue	—	17	33	—	(50)	—
Total revenue	$39,102	$73,454	$75,367	$—	$(50)	$187,873
Gross margin, from external customers	$9,587	$29,852	$28,227	$—	$—	$67,666
Inter-segment gross margin	(1)	(1)	2	—	—	—
Total gross margin	$9,586	$29,851	$28,229	$—	$—	$67,666
Business reorganization expenses (recovery)	$282	$190	$1,048	$—	$—	$1,520
EBITDA (loss) (a)	$(389)	$3,388	$(2,165)	$(171)	$—	$663
Depreciation and amortization	255	864	392	161	—	1,672
Intercompany interest income (expense), net	—	(747)	(109)	856	—	—
Interest income (expense), net	(13)	(55)	10	(103)	—	(161)
Income (loss) from continuing operations before income taxes	$(657)	$1,722	$(2,656)	$421	$—	$(1,170)
As of September 30, 2012
Accounts receivable, net	$25,570	$38,171	$51,807	$—	$—	$115,548
Long-lived assets, net of accumulated depreciation and amortization	$2,164	$13,631	$4,949	$2,106	$—	$22,850
Total assets	$30,691	$79,747	$73,892	$15,496	$—	$199,826

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended September 30, 2011
Revenue, from external customers	$47,691	$100,637	$96,753	$—	$—	$245,081
Inter-segment revenue	—	(4)	24	—	(20)	—
Total revenue	$47,691	$100,633	$96,777	$—	$(20)	$245,081
Gross margin, from external customers	$13,662	$41,201	$38,129	$—	$—	$92,992
Inter-segment gross margin	(2)	(35)	37	—	—	—
Total gross margin	$13,660	$41,166	$38,166	$—	$—	$92,992
Business reorganization expenses (recovery)	$—	$—	$—	$—	$—	$—
EBITDA (loss) (a)	$1,459	$5,223	$2,020	$(1,253)		$7,449
Depreciation and amortization	267	777	356	137		1,537
Intercompany interest income (expense), net	—	(1,851)	(131)	1,982		—
Interest income (expense), net	(12)	(209)	15	(122)		(328)
Income (loss) from continuing operations before income taxes	$1,180	$2,386	$1,548	$470		$5,584
As of September 30, 2011
Accounts receivable, net	$33,270	$56,805	$61,442	$—	$—	$151,517
Long-lived assets, net of accumulated depreciation and amortization	$2,574	$9,297	$4,918	$2,540	$—	$19,329
Total assets	$38,558	$85,765	$89,746	$6,118	$—	$220,187

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Nine Months Ended September 30, 2012
Revenue, from external customers	$129,758	$224,627	$238,916	$—	$—	$593,301
Inter-segment revenue	—	47	70	—	(117)	—
Total revenue	$129,758	$224,674	$238,986	$—	$(117)	$593,301
Gross margin, from external customers	$33,776	$91,067	$93,099	$—	$—	$217,942
Inter-segment gross margin	(9)	(14)	24	—	(1)	—
Total gross margin	$33,767	$91,053	$93,123	$—	$(1)	$217,942
Business reorganization expenses (recovery)	$1,051	$1,264	$4,917	$319	$—	$7,551
EBITDA (loss) (a)	$(122)	$4,017	$(5,556)	$(1,803)	$—	$(3,464)
Depreciation and amortization	850	2,351	1,108	479	—	4,788
Intercompany interest income (expense), net	—	(3,264)	(326)	3,590	—	—
Interest income (expense), net	(46)	(197)	32	(299)	—	(510)
Income (loss) from continuing operations before income taxes	$(1,018)	$(1,795)	$(6,958)	$1,009	$—	$(8,762)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Nine Months Ended September 30, 2011
Revenue, from external customers	$144,415	$275,927	$290,656	$—	$—	$710,998
Inter-segment revenue	(2)	5	102	—	(105)	—
Total revenue	$144,413	$275,932	$290,758	$—	$(105)	$710,998
Gross margin, from external customers	$37,040	$113,323	$119,294	$—	$—	$269,657
Inter-segment gross margin	(12)	(90)	96	—	6	—
Total gross margin	$37,028	$113,233	$119,390	$—	$6	$269,657
Business reorganization expenses (recovery)	$—	$—	$747	$—	$—	$747
EBITDA (loss) (a)	$2,242	$11,045	$6,930	$(2,580)	$—	$17,637
Depreciation and amortization	770	2,289	1,243	448	—	4,750
Intercompany interest income (expense), net	—	(5,541)	(370)	5,912	(1)	—
Interest income (expense), net	(14)	(521)	15	(390)	—	(910)
Income (loss) from continuing operations before income taxes	$1,458	$2,694	$5,332	$2,494	$(1)	$11,977

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the three and nine months ended September 30, 2012 and 2011 and long-lived assets and net assets by geographic area as of September 30, 2012 and 2011 were as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended September 30, 2012
Revenue (a)	$52,097	$55,449	$38,461	$23,237	$17,988	$641	$187,873
For The Three Months Ended September 30, 2011
Revenue (a)	$67,890	$76,882	$46,952	$28,368	$24,250	$739	$245,081
For the Nine Months Ended September 30, 2012
Revenue (a)	157,749	172,096	128,033	80,963	52,735	1,725	593,301
For the Nine Months Ended September 30, 2011
Revenue (a)	199,373	213,130	142,759	89,981	64,099	1,656	710,998
As of September 30, 2012
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,413	$9,550	$4,217	$1,528	$4,081	$61	$22,850
Net assets	$23,931	$30,073	$27,030	$8,075	$17,088	$512	$106,709
As of September 30, 2011
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,181	$5,406	$5,122	$1,724	$3,896	$—	$19,329
Net assets	$31,099	$27,357	$16,255	$12,490	$14,376	$413	$101,990

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.
(b) Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

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

Executive Overview
The Company has expertise in recruiting mid-level professional talent across all management disciplines in a wide range of industries. We match clients and candidates to address client needs on a part time, full time, and interim basis. Part of that expertise is derived from research on hiring trends and clients’ current successes and challenges with their staff. This research has helped enhance our understanding about the number of new hires that do not meet our clients’ long term goals, the reasons why, and the resulting costs to our clients. With approximately 2,000 people in 20 countries, and relationships with specialized professionals around the globe, the Company brings a unique ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. Hudson's focus is to continually upgrade its service offerings, delivery capability and assessment tools to make candidates more successful in achieving its clients' business requirements.
Over the past year, the Company has shifted and refined its focus from a traditional staffing vendor to providing solutions as a trusted business advisor and partner to both clients and candidates. The Company’s proprietary frameworks, assessment tools and leadership development programs, coupled with our broad geographic footprint, has allowed us to design and implement regional and global recruitment solutions that greatly enhance the quality of hiring.
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

Index

In 2012, the Company took steps to accelerate its strategic initiatives and in May announced the 2012 plan of reorganization ("2012 Plan"). The 2012 Plan is focused on:

•	Redirecting resources to high potential strategic businesses, RPO and Legal eDiscovery, and growth markets of the world.

•	Optimizing its operations in under-performing sectors and markets to deliver improved performance, re-engineering of its delivery model, and consolidating operations globally.

•	Streamlining its back office support areas and business processes, establishing a shared services operation and global centers of excellence, to gain efficiencies of operation.

Current Market Conditions
Economic conditions in most parts of the world are not improving. The persistence of the European debt crisis slowed or reversed growth in several European markets and continued to depress the banking sector worldwide. Lower growth in China and its impact throughout the greater Asia Pacific region resulted in reduced demand for corporate hiring. In virtually all markets, clients are focused on reducing expenses.
These market conditions contributed to a decline in the Company’s third quarter revenues of 23% as compared to the same period in 2011 and affected nearly all of the major markets in which we operate. If the current conditions persist, we may experience extended periods of lower revenues, which could negatively impact our business, operating results and financial condition. We may also see an increasing trend among clients to re-tender contracts rather than renewing them. At this time, we are unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for our services.
Financial Performance
The following is a summary of the highlights for the three and nine months ended September 30, 2012 and 2011. These should be considered in the context of the additional disclosures in this MD&A.

•
Revenue was $187.9 million for the three months ended September 30, 2012, compared to $245.1 million for the same period in 2011, a decrease of $57.2 million, or 23.3%. On a constant currency basis, the Company's revenue decreased $49.8 million or 21.0% . Of this decrease, $35.7 million, was in contracting revenue (down 20.0% compared to the same period in 2011) and $14.3 million was in permanent recruitment revenue (down 29.2% compared to the same period in 2011.)

Revenue was $593.3 million for the nine months ended September 30, 2012, compared to $711.0 million for the same period in 2011, a decrease of $117.7 million, or 16.6%. On a constant currency basis, the Company's revenue decreased $102.2 million or 14.7%. Of this decrease, $75.0 million was in contracting revenue (down 14.5% compared to the same period in 2011) and $28.5 million was in permanent recruitment revenue (down 20.1% compared to the same period in 2011.)

•
Gross margin was $67.7 million for the three months ended September 30, 2012, compared to $93.0 million for the same period in 2011, a decrease of $25.3 million, or 27.2%. On a constant currency basis, gross margin decreased $22.0 million, or 24.5%. Of this decrease, $14.0 million was in permanent recruitment gross margin (down 29.1% compared to the same period in 2011) and $8.4 million was in contracting gross margin (down 25.3% compared to the same period in 2011.)

Gross margin was $217.9 million for the nine months ended September 30, 2012, compared to $269.7 million for the same period in 2011, a decrease of $51.7 million, or 19.2%. On a constant currency basis, gross margin decreased $44.2 million, or 16.8%. Of this decrease, $28.2 million was in permanent recruitment gross margin (down 20.3% compared to the same period in 2011) and $16.8 million was in contracting gross margin (down 17.7% compared to the same period in 2011.)

Index

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) were $65.5 million for the three months ended September 30, 2012, compared to $85.5 million for the same period in 2011, a decrease of $20.1 million, or 23.5%. On a constant currency basis, SG&A and Non-Op decreased $16.6 million, or 20.2%. SG&A and Non-Op, as a percentage of revenue, was 34.9% for the three months ended September 30, 2012, compared to 34.5% for the same period in 2011.

SG&A and Non-Op were $213.9 million for the nine months ended September 30, 2012, compared to $251.3 million for the same period in 2011, a decrease of $37.4 million, or 14.9%. On a constant currency basis, SG&A and Non-Op decreased $30.2 million, or 12.4%. SG&A and Non-Op, as a percentage of revenue, was 36.0% for the three months ended September 30, 2012, compared to 35.1% for the same period in 2011.

•
Business reorganization expenses were $1.5 million for the three months ended September 30, 2012, compared to $0.0 million for the same period in 2011, an increase of $1.5 million on both a reported and constant currency basis.

Business reorganization expenses were $7.6 million for the nine months ended September 30, 2012, compared to $0.7 million in for the same period in 2011, an increase of $6.8 million on both a reported and constant currency basis.

•	EBITDA was $0.7 million for the three months ended September 30, 2012, compared to EBITDA of $7.4 million for the same period in 2011. On a constant currency basis, EBITDA decreased $6.8 million.
EBITDA loss was $3.5 million for the nine months ended September 30, 2012, compared to EBITDA of $17.6 million for the same period in 2011. On a constant currency basis, EBITDA decreased $20.7 million.

•
Net loss was $2.2 million for the three months ended September 30, 2012, compared to net income of $3.4 million for the same period in 2011. On a constant currency basis, net income decreased $5.8 million.

Net loss was $5.0 million for the nine months ended September 30, 2012, compared to net income of $7.6 million for the same period in 2011. On a constant currency basis, net income decreased $12.6 million.

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011			2012	2011
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Hudson Americas	$39,102	$47,691	$(18)	$47,673	$129,758	$144,415	$(43)	$144,372
Hudson Asia Pacific	73,437	100,637	(2,169)	98,468	224,627	275,927	(2,153)	273,774
Hudson Europe	75,334	96,753	(5,226)	91,527	238,916	290,656	(13,254)	277,402
Total	$187,873	$245,081	$(7,413)	$237,668	$593,301	$710,998	$(15,450)	$695,548
Gross margin:
Hudson Americas	$9,587	$13,662	$(17)	$13,645	$33,776	$37,040	$(42)	$36,998
Hudson Asia Pacific	29,852	41,201	(718)	40,483	91,067	113,323	(723)	112,600
Hudson Europe	28,227	38,129	(2,633)	35,496	93,099	119,294	(6,793)	112,501
Total	$67,666	$92,992	$(3,368)	$89,624	$217,942	$269,657	$(7,558)	$262,099
SG&A and Non-Op (a):
Hudson Americas	$9,692	$12,200	$(14)	$12,186	$32,838	$34,788	$(46)	$34,742
Hudson Asia Pacific	26,272	35,943	(673)	35,270	85,770	102,194	(479)	101,715
Hudson Europe	29,345	36,147	(2,745)	33,402	93,763	111,712	(6,681)	105,031
Corporate	174	1,253	(2)	1,251	1,484	2,579	(2)	2,577
Total	$65,483	$85,543	$(3,434)	$82,109	$213,855	$251,273	$(7,208)	$244,065
Business reorganization expenses:
Hudson Americas	$282	$—	$—	$—	$1,051	$—	$—	$—
Hudson Asia Pacific	190	—	—	—	1,264	—	—	—
Hudson Europe	1,048	—	—	—	4,917	747	(23)	724
Corporate	—	—	—	—	319	—	—	—
Total	$1,520	$—	$—	$—	$7,551	$747	$(23)	$724
Operating income (loss):
Hudson Americas	$221	$1,689	$(2)	$1,687	$1,583	$3,229	$(1)	$3,228
Hudson Asia Pacific	3,746	6,293	(47)	6,246	6,521	14,035	(221)	13,814
Hudson Europe	(791)	3,537	(77)	3,460	(1,520)	11,561	(488)	11,073
Corporate	(4,776)	(5,369)	—	(5,369)	(15,051)	(16,182)	6	(16,176)
Total	$(1,600)	$6,150	$(126)	$6,024	$(8,467)	$12,643	$(704)	$11,939
Net income (loss), consolidated	$(2,165)	$3,382	$206	$3,588	$(4,992)	$7,600	$—	$7,600
EBITDA (loss) (b):
Hudson Americas	$(389)	$1,459	$(26)	$1,433	$(122)	$2,242	$(26)	$2,216
Hudson Asia Pacific	3,388	5,223	(47)	5,176	4,017	11,045	(247)	10,798
Hudson Europe	(2,165)	2,020	112	2,132	(5,555)	6,930	(90)	6,840
Corporate	(171)	(1,253)	5	(1,248)	(1,804)	(2,580)	9	(2,571)
Total	$663	$7,449	$44	$7,493	$(3,464)	$17,637	$(354)	$17,283

Index

(a)
SG&A and Non-Op is a measure that management uses to evaluate the segments’ expenses, which include the following captions on the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss): Selling, general and administrative expenses, and other income (expense), net. Corporate management service allocations are included in the segments’ other income (expense).

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2012	2011	2012	2011
Net income (loss)	$(2,165)	$3,382	$(4,992)	$7,600
Adjustments to net income (loss)
Provision for (benefit from) income taxes	995	2,202	(3,770)	4,377
Interest expense, net	161	328	510	910
Depreciation and amortization expense	1,672	1,537	4,788	4,750
Total adjustments from net income (loss) to EBITDA (loss)	2,828	4,067	1,528	10,037
EBITDA (loss)	$663	$7,449	$(3,464)	$17,637

Index

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin as a percent of revenue for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011			2012	2011
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$36,611	$44,442	$—	$44,442	$120,064	$136,893	$—	$136,893
Hudson Asia Pacific	50,243	68,673	(1,685)	66,988	153,303	187,509	(1,642)	185,867
Hudson Europe	55,564	69,752	(3,103)	66,649	169,117	202,332	(7,606)	194,726
Total	$142,418	$182,867	$(4,788)	$178,079	$442,484	$526,734	$(9,248)	$517,486
Temporary contracting gross margin:
Hudson Americas	$7,207	$10,583	$1	$10,584	$24,415	$29,728	$(3)	$29,725
Hudson Asia Pacific	8,026	10,784	(264)	10,520	24,076	28,956	(258)	28,698
Hudson Europe	9,766	12,987	(647)	12,340	29,318	37,712	(1,547)	36,165
Total	$24,999	$34,354	$(910)	$33,444	$77,809	$96,396	$(1,808)	$94,588
Temporary contracting gross margin as a percent of temporary contracting revenue:
Hudson Americas	19.69%	23.81%	N/A	23.82%	20.33%	21.72%	N/A	21.71%
Hudson Asia Pacific	15.97%	15.70%	N/A	15.70%	15.70%	15.44%	N/A	15.44%
Hudson Europe	17.58%	18.62%	N/A	18.51%	17.34%	18.64%	N/A	18.57%
Total	17.55%	18.79%	N/A	18.78%	17.58%	18.30%	N/A	18.28%

(a)
Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information regarding the Company’s ability to manage its cost structure and to provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Revenue	$39.1	$47.7	$(8.6)	(18.0)%	$129.8	$144.4	$(14.7)	(10.1)%

For the three months ended September 30, 2012, contracting and permanent recruitment revenue decreased $7.8 million, or 17.6%, and $0.8 million, or 23.3%, respectively, as compared to the same period in 2011. For the nine months ended September 30, 2012, permanent recruitment revenue increased $2.2 million, or 28.9%, and was offset by a decrease in contracting revenue of $16.8 million, or 12.3%, as compared to the same period in 2011.

For both the three and nine month periods ended September 30, 2012, the decline in contracting revenue was in Legal and resulted principally from a less complex M&A environment and to a lesser degree, the non-recurrence of certain large projects present in 2011. For the three month period ended September 30, 2012, the decline in permanent recruitment revenue was principally in IT as the Company exited certain unprofitable lines of business. RPO was flat for the three month period ended September 30, 2012 as compared to the same period in 2011 after several quarters of growth. For the nine month period, RPO revenue accounted for all of the growth in permanent recruitment revenue.

Gross margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Gross margin	$9.6	$13.7	$(4.1)	(29.8)%	$33.8	$37.0	$(3.3)	(8.8)%
Gross margin as a percentage of revenue	24.5%	28.6%	N/A	N/A	26.0%	25.6%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	19.7%	23.8%	N/A	N/A	20.3%	21.7%	N/A	N/A

For the three months ended September 30, 2012, contracting and permanent recruitment gross margin decreased $3.4 million, or 31.9%, and $0.7 million, or 22.7%, respectively, as compared to the same period in 2011. For the nine months ended September 30, 2012, permanent recruitment gross margin increased $2.1 million, or 28.0%, and was offset by a decrease in contracting gross margin of $5.3 million, or 17.9%, as compared to the same period in 2011.

The changes in gross margin were attributable to the same factors as described above for revenue.

For the three months ended September 30, 2012, contracting gross margin as a percentage of revenue was 19.7%, as compared to 23.8% for the same period in 2011. For the nine months ended September 30, 2012, contracting gross margin as a percentage of revenue was 20.3%, as compared to 21.7% for the same period in 2011. The change was due to a stronger mix of projects in the prior year.

For the three months ended September 30, 2012, total gross margin as a percentage of revenue decreased to 24.5% from 28.6% for the same period in 2011. The decline was due to the mix of projects in Legal eDiscovery and the effects of reduced focus on less profitable lines of business, partly offset by growth in RPO. For the nine months ended September 30, 2012, total gross margin as a percentage of revenue increased to 26.0% from 25.6% for the same period in 2011.

Index

Selling, general and administrative expenses and non-operating income (expense) (“SG&A and Non-Op”)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
SG&A and Non-Op	$9.7	$12.2	$(2.5)	(20.6)%	$32.8	$34.8	$(2.0)	(5.6)%
SG&A and Non-Op as a percentage of revenue	24.8%	25.6%	N/A	N/A	25.3%	24.1%	N/A	N/A

Actions taken to streamline business processes as well as lower gross margin-related compensation resulted in lower SG&A and Non-Op for the three and nine months ended September 30, 2012 as compared to the same periods in 2011.

For the three months ended September 30, 2012, SG&A and Non-Op, as a percentage of revenue, was 24.8% as compared to 25.6% for the same period in 2011. The improvement was due to actions described above. For the nine months ended September 30, 2012, SG&A and Non-Op, as a percentage of revenue, was 25.3% as compared to 24.1% for the same period in 2011. The increase in SG&A and Non-Op, as a percentage of revenue, was principally a result of the lower revenue in the current period.

For the three and nine months ended September 30, 2012, business reorganization expenses were approximately $0.3 million and $1.1 million, respectively, as compared to none for the same periods in 2011. Business reorganization expenses incurred in 2012 were attributable to the reduced focus on unprofitable lines of business and the reduction of back-office support functions.
Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Operating income (loss):	$0.2	$1.7	$(1.5)	(86.9)%	$1.6	$3.2	$(1.6)	(51.0)%
EBITDA (loss)	$(0.4)	$1.5	$(1.8)	(126.7)%	$(0.1)	$2.2	$(2.4)	(105.4)%
EBITDA (loss) as a percentage of revenue	(1.0)%	3.1%	N/A		(0.1)%	1.6%	N/A	N/A
For the three months ended September 30, 2012, EBITDA loss was $0.4 million, or 1.0% of revenue, as compared to EBITDA of $1.5 million, or 3.1% of revenue, for the same period in 2011. For the nine months ended September 30, 2012, EBITDA loss was $0.1 million, or 0.1% of revenue, as compared to EBITDA of $2.2 million, or 1.6% of revenue, for the same period in 2011. The decrease in EBITDA in each of the three and nine month periods ended September 30, 2012 was due to lower gross margin, business reorganization expenses, and a revised mix in the allocation of corporate management fees.
For the three months ended September 30, 2012, operating income was $0.2 million as compared to $1.7 million for the same period in 2011. For the nine months ended September 30, 2012, operating income was $1.6 million as compared to $3.2 million for the same period in 2011. The difference between operating income and EBITDA in each of the three and nine month periods ended September 30, 2012 was principally due to the inclusion of corporate management fees and depreciation
.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Revenue	$73.4	$98.5	$(25.0)	(25.4)%	224.6	273.8	$(49.1)	(18.0)%

For the three months ended September 30, 2012, contracting and permanent recruitment revenue decreased $16.7 million and $9.2 million, or 25.0% and 33.0%, respectively, and were partially offset by talent management revenue, which increased $1.1 million, or 39.8%, as compared to the same period in 2011. For the nine months ended September 30, 2012, contracting and permanent recruitment revenue decreased $32.6 million and $19.6 million, or 17.5% and 25.4%, respectively, and were partially offset by talent management revenue, which increased $3.7 million, or 42.0%, as compared to the same period in 2011.

In Australia, contracting and permanent recruitment revenue declined $14.1 million and $6.4 million, or 25.4% and 38.6%, respectively, for the three months ended September 30, 2012, and were partially offset by talent management revenue, which increased $1.1 million, or 48.1%, as compared to the same period in 2011. For the nine months ended September 30, 2012, contracting and permanent recruitment revenue in Australia declined $26.9 million and $14.0 million, or 17.3% and 30.7%, respectively, and were partially offset by talent management revenue, which increased $3.2 million, or 42.2%, as compared to the same period in 2011. In Asia, revenue decreased $2.0 million, or 19.5%, for the three months ended September 30, 2012 and decreased $4.2 million, or 14.6%, for the nine months ended September 30, 2012, as compared to the same periods in 2011.

The decline in both contracting and permanent recruitment revenue across the region was attributable to increasingly cautious client hiring activities, particularly in management level roles, and cost controls implemented in response to the economic environment.
Gross margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Gross margin	$29.9	$40.5	$(10.6)	(26.3)%	$91.1	$112.6	$(21.5)	(19.1)%
Gross margin as a percentage of revenue	40.6%	41.1%	N/A	N/A	40.5%	41.1%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	16.0%	15.7%	N/A	N/A	15.7%	15.4%	N/A	N/A

For the three months ended September 30, 2012, permanent recruitment and contracting gross margins decreased $8.9 million and $2.5 million, or 32.5% and 23.7%, respectively, and were partially offset by an increase in talent management of $0.7 million, or 31.0%, as compared to the same period in 2011. For the nine months ended September 30, 2012, permanent recruitment and contracting gross margins decreased $19.1 million and $4.6 million, or 25.0% and 16.1%, respectively, and were partially offset by an increase in talent management of $2.4 million, or 33.9%, as compared to the same period in 2011.

The changes in gross margin were attributable to the same factors as described above for revenue.

For the three months ended September 30, 2012, contracting gross margin as a percentage of revenue was 16.0%, and remained consistent as compared to 15.7% for the same period in 2011. For the nine months ended September 30, 2012, contracting gross margin as a percentage of revenue was 15.7%, and remained consistent as compared to 15.4% for the same period in 2011.

Index

Total gross margin as a percentage of revenue was 40.6% for the three months ended September 30, 2012 as compared to 41.1% for the same period in 2011. For the nine months ended September 30, 2012, total gross margin as a percentage of revenue was 40.5% as compared to 41.1% for the same period in 2011. The decline in total gross margin as a percentage of revenue in each of the three and nine month periods ended September 30, 2012 was principally due to lower permanent recruitment revenue.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$26.3	$35.3	$(9.0)	(25.5)%	$85.8	$101.7	$(15.9)	(15.7)%
SG&A and Non-Op as a percentage of revenue	35.8%	35.8%	N/A	N/A	38.2%	37.2%	N/A	N/A

Actions taken to streamline business processes as well as lower gross margin related compensation resulted in lower compensation and an overall decrease in SG&A and Non-Op for the three and nine months ended September 30, 2012 as compared to the same periods in 2011.

For the three months ended September 30, 2012, SG&A and Non-Op, as a percentage of revenue, was flat at 35.8% as compared to the same period in 2011. For the nine months ended September 30, 2012, SG&A and Non-Op, as a percentage of revenue, was 38.2% as compared to 37.2% for the same period in 2011. The increases in SG&A and Non-OP, as a percentage of revenue, were primarily due to proportionally lower revenue in the current year periods.

For the three and nine month periods ended September 30, 2012, business reorganization expenses were $0.2 million and $1.3 million, respectively, primarily for employee termination benefits for the reduction of back-office support functions and lease exit costs associated with the relocation of our Sydney, Australia office.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Operating income (loss):	$3.7	$6.2	$(2.5)	(40.0)%	$6.5	$13.8	$(7.3)	(52.8)%
EBITDA (loss)	$3.4	$5.2	$(1.8)	(34.5)%	$4.0	$10.8	$(6.8)	(62.8)%
EBITDA (loss) as a percentage of revenue	4.6%	5.3%	N/A	N/A	1.8%	3.9%	N/A	N/A

For the three months ended September 30, 2012, EBITDA was $3.4 million, or 4.6% of revenue, as compared to $5.2 million, or 5.3% of revenue, for the same period in 2011. For the nine months ended September 30, 2012, EBITDA was $4.0 million, or 1.8% of revenue, as compared to $10.8 million, or 3.9% of revenue, for the same period in 2011. The decrease in EBITDA for the three and nine months ended September 30, 2012 was principally due to the decline in gross margin and business reorganization expenses.
For the three months ended September 30, 2012, operating loss was $3.7 million as compared to operating income of $6.2 million for the same period in 2011. For the nine months ended September 30, 2012, operating loss was $6.5 million as compared to operating income of $13.8 million for the same period in 2011. The difference between operating income and EBITDA in each of the three and nine month periods ended September 30, 2012 was principally due to the inclusion of corporate management fees and depreciation.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Revenue	$75.3	$91.5	$(16.2)	(17.7)%	$238.9	$277.4	$(38.5)	(13.9)%

For the three months ended September 30, 2012, contracting, permanent recruitment and talent management revenue decreased $11.1 million, $4.4 million and $0.8 million, or 16.6%, 24.6% and 12.6% , respectively, as compared to the same period in 2011. For the nine months ended September 30, 2012, contracting, permanent recruitment, and talent management revenue decreased $25.6 million, $11.2 million and $1.6 million, or 13.2%, 19.5% and 6.8%, respectively, as compared to the same period in 2011.

In the U.K., contracting and permanent recruitment revenue declined $11.9 million and $1.7 million, or 21.2% and 18.9%, respectively, for the three months ended September 30, 2012, as compared to the same period in 2011. For the nine months ended September 30, 2012, contracting and permanent recruitment revenue in the U.K. declined $31.7 million and $4.9 million, or 19.4% and 17.4%, respectively, and were partially offset by an increase in talent management revenue of $0.2 million, or 7.0%, as compared to the same period in 2011. The decrease was due to retrenchment generally across permanent recruitment and contracting, with the single largest decline in the banking and financial services sector.

In Continental Europe, revenue was approximately $23.2 million for the three months ended September 30, 2012, as compared to $25.1 million for the same period in 2011. The revenue decrease was principally in permanent recruitment and talent management, which decreased $2.2 million and $0.5 million, or 26.0% and 10.1%, respectively. The decline in permanent revenue was principally in France and Belgium as well as deemphasis on less profitable lines of business.

For the nine months ended September 30, 2012, revenue in Continental Europe was essentially flat at $81.0 million as compared to $82.0 million for the same period in 2011. Contracting revenue increased $6.1 million, or 19.3%, and was offset by decreases in permanent recruitment and talent management revenue of $5.1 million and $1.6 million, or 18.3% and 8.1%, respectively. Consultative practices in the Netherlands and Belgium accounted for the most of the increase in contracting revenue. The decline in permanent recruitment and talent management revenue occurred principally in France and Belgium, respectively.
Gross margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Gross margin	$28.2	$35.5	$(7.3)	(20.5)%	$93.1	$112.5	$(19.4)	(17.2)%
Gross margin as a percentage of revenue	37.5%	38.8%	N/A	N/A	39.0%	40.6%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	17.6%	18.5%	N/A	N/A	17.3%	18.6%	N/A	N/A

Index

For the three months ended September 30, 2012, permanent recruitment, contracting, and talent management gross margins decreased $4.4 million, $2.6 million, and $0.4 million, or 25.0%, 20.9%, and 8.1% respectively, as compared to the same period in 2011. For the nine months ended September 30, 2012, permanent recruitment, contracting, and talent management gross margins decreased $11.2 million, $6.8 million, and $1.2 million, or 20.3%, 18.9%, and 6.0%, respectively, as compared to the same period in 2011.

In the U.K., contracting and permanent recruitment gross margin declined $2.4 million and $1.7 million, or 25.0% and 19.3%, respectively, for the three months ended September 30, 2012 as compared to the same period in 2011. For the nine months ended September 30, 2012, contracting and permanent recruitment gross margin declined $7.5 million and $5.0 million, or 26.3% and 18.7%, respectively, as compared to the same period in 2011. The decrease for both periods were attributable to the same factor as described above for revenue in the U.K.

In Continental Europe, permanent recruitment and talent management gross margin decreased $2.2 million and $0.4 million, or 26.7% and 8.3%, respectively, for three months ended September 30, 2012 as compared to the same period in 2011. For the nine months ended September 30, 2012, permanent recruitment and talent management gross margin decreased $5.2 million and $1.2 million, or 18.8% and 6.4%, respectively, as compared to the same period in 2011. The changes in gross margin in each of the three and nine month periods ended September 30, 2012 were attributable to the same factors as described above for revenue.

In Europe, contracting gross margin as a percentage of revenue was 17.6% for the three months ended September 30, 2012, as compared to 18.5% for the same period in 2011. For the nine months ended September 30, 2012, contracting gross margin as a percentage of revenue was 17.3%, as compared to 18.6% for the same period in 2011. The decline in contracting margin as a percentage of revenue was attributable to a lower proportion of high margin transactional projects in the current year period.

In Europe, total gross margin as a percentage of revenue was 37.5% for the three months ended September 30, 2012, as compared to 38.8% for the same period in 2011. For the nine months ended September 30, 2012, total gross margin as a percentage of revenue was 39.0% as compared to 40.6% for the same period in 2011. The change in total gross margin as a percentage of revenue in each of the three and nine month periods ended September 30, 2012 was primarily related to a lower proportion of permanent recruitment gross margin.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$29.3	$33.4	$(4.1)	(12.1)%	$93.8	$105.0	$(11.3)	(10.7)%
SG&A and Non-Op as a percentage of revenue	39.0%	36.5%	N/A	N/A	39.2%	37.9%	N/A	N/A

Actions taken to streamline business processes as well as lower gross margin-related compensation resulted in lower SG&A and Non-Op expenses for the three and nine months ended September 30, 2012 as compared to the same periods in 2011.

For the three months ended September 30, 2012, SG&A and Non-Op, as a percentage of revenue, was 39.0% as compared to 36.5% for the same period in 2011. For the nine months ended September 30, 2012, SG&A and Non-Op, as a percentage of revenue, was 39.2% as compared to 37.9% for the same period in 2011. The increases in SG&A and Non-Op, as a percentage of revenue, were primarily due to the lower revenue in the current year periods.

For the three months ended September 30, 2012, business reorganization expenses were $1.0 million as compared to none for the same period in 2011. For the nine months ended September 30, 2012, business reorganization expenses were $4.9 million as compared to $0.7 million for the same period in 2011 and were attributable to employee termination benefits and lease exit costs in the current year period.

Index

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change in amount	Change in %	2012	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Operating income (loss):	$(0.8)	$3.5	$(4.3)	(122.9)%	$(1.5)	$11.1	$(12.6)	(113.7)%
EBITDA (loss)	$(2.2)	$2.1	$(4.3)	(201.5)%	$(5.6)	$6.8	$(12.4)	(181.2)%
EBITDA (loss) as a percentage of revenue	(2.9)%	2.3%	N/A	N/A	(2.3)%	2.5%	N/A	N/A

For the three months ended September 30, 2012, EBITDA loss was $2.2 million, or 2.9% of revenue, as compared to EBITDA of $2.1 million, or 2.3% of revenue, for the same period in 2011. For the nine months ended September 30, 2012, EBITDA loss was $5.6 million, or 2.3% of revenue, as compared to EBITDA of $6.8 million, or 2.5% of revenue, for the same period in 2011. The decrease in EBITDA for the three and nine months ended September 30, 2012 was principally due to the decline in gross margin and business reorganization expenses.
For the three months ended September 30, 2012, operating loss was $0.8 million as compared to operating income of $3.5 million for the same period in 2011. For the nine months ended September 30, 2012, operating loss was $1.5 million as compared to operating income of $11.1 million for the same period in 2011. The difference between operating income (loss) and EBITDA (loss) in each of the three and nine month periods ended September 30, 2012 was principally due to the inclusion of corporate management fees and depreciation.
The following are discussed in reported currency

Corporate expenses, net of corporate management fee allocations

Corporate expenses were $0.2 million for the three months ended September 30, 2012, as compared to $1.3 million for the same period in 2011, a decrease of $1.1 million or 86.1%. For the nine months ended September 30, 2012, corporate expenses were $1.5 million, as compared to $2.6 million for the same period in 2011, a decrease of $1.1 million or 42.5%. The decrease in each of the three and nine month periods ended September 30, 2012 was principally due to the move toward shared services as well as lower incentive compensation.

There were no reorganization expenses for three months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012, business reorganization expenses were $0.3 million primarily for employee termination benefits.

Depreciation and Amortization Expense

For the three months ended September 30, 2012, depreciation and amortization expense was $1.7 million as compared to $1.5 million for the same period in 2011, an increase of $0.2 million, or 8.8%. The increase was due to the capital expenditures for the new office in Sydney, Australia. For the nine months ended September 30, 2012, depreciation and amortization expense was essentially flat at $4.8 million as compared to the same period in 2011.

Interest Expense, net of interest income

Interest expense was $0.2 million for the three months ended September 30, 2012, as compared to $0.3 million for the same period in 2011. For the nine months ended September 30, 2012, interest expense was $0.5 million, as compared to $0.9 million for the same period in 2011. The decrease in interest expense in each of the three and nine month periods ended September 30, 2012 was due to the Company’s lower borrowings under its credit facilities.

Index

Provision for (Benefit from) Income Taxes

The provision for income taxes for the three months ended September 30, 2012 was $1.0 million on $1.2 million of pre-tax loss, as compared to a provision for income taxes of $2.2 million on $5.6 million of pre-tax income for the same period in 2011. The effective tax rate for the three months ended September 30, 2012 was negative 85.0%, as compared to 39.4% for the same period in 2011. The benefit from income taxes for the nine months ended September 30, 2012 was $3.8 million on $8.8 million of pre-tax loss, as compared to a provision for income taxes of $4.4 million on $12.0 million of pre-tax income for the same period in 2011. The effective tax rate for the nine months ended September 30, 2012 was 43.0%, as compared to 36.5% for the same period in 2011.
The change in the Company's effective tax rate for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was primarily attributable to the Company's reduction of reserves of approximately $3.6 million for uncertain tax positions, principally in connection with the settlement of an appeal with the Commonwealth of Pennsylvania, partially offset by the inability to benefit from losses in certain foreign jurisdictions in 2012. The effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to a reduction in reserves for uncertain tax positions, partially offset by the inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, non-deductible expenses and foreign tax rates that vary from that in the U.S.

Net Income (Loss)

Net loss was $2.2 million for the three months ended September 30, 2012, as compared to net income of $3.4 million for the same period in 2011, a decrease in net income of $5.6 million. Basic and diluted loss per share were $0.07 for the three months ended September 30, 2012, as compared to basic and diluted earnings per share of $0.11 for the same period in 2011.

Net loss was $5.0 million for the nine months ended September 30, 2012, as compared to net income of $7.6 million for the same period in 2011, a decrease in net income of $12.6 million. Basic and diluted loss per share were $0.16 for the nine months ended September 30, 2012, as compared to basic and diluted earnings per share of $0.24 for the same period in 2011.

Index

Liquidity and Capital Resources
As of September 30, 2012, cash and cash equivalents totaled $34.9 million, as compared to $37.3 million as of December 31, 2011. The following table summarizes the cash flow activities for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
(In millions)	2012	2011
Net cash provided by (used in) operating activities	$8.9	$(7.0)
Net cash provided by (used in) investing activities	(7.8)	(4.9)
Net cash provided by (used in) financing activities	(4.1)	5.1
Effect of exchange rates on cash and cash equivalents	0.6	(0.2)
Net increase (decrease) in cash and cash equivalents	(2.4)	(7.0)

Cash Flows from Operating Activities
For the nine months ended September 30, 2012, net cash provided by operating activities was $8.9 million compared to net cash used by operating activities of $7.0 million for the same period in 2011, an increase in net cash provided by operating activities of $15.9 million. The increase was primarily attributable to $3.9 million of landlord-funded leasehold improvements in Asia Pacific and a balanced management of working capital.

Cash Flows from Investing Activities
For the nine months ended September 30, 2012, net cash used in investing activities was $7.8 million compared to $4.9 million for the same period in 2011, an increase of $2.9 million. The increase was primarily attributable to landlord funded leasehold improvements in connection with a newly leased property in 2012.
Cash Flows from Financing Activities
For the nine months ended September 30, 2012, net cash used in financing activities was $4.1 million compared to net cash provided by financing activities of $5.1 million for the same period in 2011, an increase in cash used in financing activities of $9.2 million. The increase in cash used in financing activities was primarily attributable to repayments under the Company's credit agreements.
Credit Agreements
Credit Agreement with RBS Citizens Business Capital

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), and on February 22, 2012 and June 26, 2012, the Company and certain of its North American and U.K. subsidiaries entered into Amendment No. 1 and Amendment No. 2, respectively, to the senior secured revolving credit facility with RBS (as amended, the “Revolver Agreement”). The Revolver Agreement provides the Company with the ability to borrow up to $40 million, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50 million, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the U.K. and North America operations, less required reserves. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1.5 million of deferred financing costs, which are being amortized over the term of the agreement. The maturity date of the Revolver Agreement is August 5, 2014. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and can be made with an interest rate based on a base rate plus an applicable margin or on the LIBOR rate for the applicable period plus an applicable margin. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement) and is determined as follows:

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

The details of the Revolver Agreement as of September 30, 2012 were as follows:

(In millions)	September 30, 2012
Borrowing base	$30.9
Less: adjustments to the borrowing base
Minimum availability	(7.5)
Outstanding letters of credits	(2.3)
Adjusted borrowing base	21.1
Less: outstanding borrowing	—
Additional borrowing availability	$21.1
Interest rates on outstanding borrowing	4.50%

The Revolver Agreement contains various restrictions and covenants including: (1) a requirement to maintain a minimum excess availability of $7.5 million, a Fixed Charge Coverage Ratio of at least 1.1x and EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $1 million; (2) a limit on the payment of dividends of not more than $5 million per year and subject to certain conditions; (3) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (4) a limit on investments, and a limit on acquisitions of not more than $25 million in cash and $25 million in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (5) a limit on dispositions of assets of not more than $4 million per year. The Company was in compliance with all covenants under the Revolver Agreement as of September 30, 2012.
Credit Agreement with Westpac Banking Corporation
On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a Facility Agreement, dated November 29, 2011 (the “Facility Agreement”), with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”).

Index

The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $20.8 million (AUD20 million) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2.9 million (NZD3.5 million) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $5.2 million (AUD5 million) (“Tranche C”) for the Australian subsidiary.
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
The details of the Facility Agreement as of September 30, 2012 were as follows:

(In millions)	September 30, 2012
Tranche A:
Borrowing capacity	$20.8
Less: outstanding borrowing	—
Additional borrowing availability	$20.8
Interest rates on outstanding borrowing	5.42%
Tranche B:
Borrowing capacity	$2.9
Less: outstanding borrowing	—
Additional borrowing availability	$2.9
Interest rates on outstanding borrowing	6.03%
Tranche C:
Borrowing capacity	$5.2
Less: outstanding borrowing	(2.9)
Additional borrowing availability	$2.3
Interest rates on outstanding borrowing	1.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $18.2 million (AUD17.5 million); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve month period; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all covenants under the Facility Agreement as of September 30, 2012.

Index

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, Singapore and Mainland China. As of September 30, 2012, the Netherlands subsidiary could borrow up to $2.0 million (€$1.6 million) based on an agreed percentage of accounts receivable related to its operations. In May 2011, the Belgium has a $1.3 million (€1 million) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus a margin, and were 2.62% as of September 30, 2012. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.8 million (SGD1 million) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus 1.75%, and it was 6.00% on September 30, 2012. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. In Mainland China, the Company’s subsidiary can borrow up to $1 million for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate plus 200 basis points, and it was 7.60% on September 30, 2012. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were $0.0 million of outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of September 30, 2012.
The average monthly outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and Mainland China was $1.5 million for the nine months ended September 30, 2012. The weighted average interest rate on all outstanding borrowings as of September 30, 2012 was 4.90%.
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
Liquidity Outlook

As of September 30, 2012, the Company had cash and cash equivalents on hand of $34.9 million supplemented by additional borrowing availability of $21.1 million under the Revolver Agreement, and $28.8 million of additional borrowing availability under the Facility Agreement and other lending arrangements in Belgium, the Netherlands, New Zealand, Singapore and Mainland China. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of September 30, 2012. The Company's near-term cash requirements during 2012 are primarily related to funding operations, restructuring actions and capital expenditures. For the full year 2012, the Company expects to make capital expenditures of approximately $8.0 million to $9.0 million, which includes $3.9 million of landlord-funded leasehold improvement in Asia Pacific, and payments in connection with the 2012 business reorganization plan of $5.0 million to $8.0 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

As of September 30, 2012, $10.2 million of the Company's cash and cash equivalents noted above were held in the United States and the remainder were held internationally, primarily in Australia for $6.9 million, Mainland China for $5.1 million, and the United Kingdom for $3.4 million. The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision.  In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds.  The Company has not provided for federal income or foreign withholding taxes on these undistributed foreign earnings.  The Company has not done so because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

Index

For the nine months ended September 30, 2012, the ongoing sovereign debt crisis in Europe and the slowing of other major economies continued to negatively impact the markets where the Company operates. The Company believes that future external market conditions remain uncertain, particularly the access to credit, rates of near-term projected economic growth and levels of unemployment in the markets in which it operates. Due to these uncertain external market conditions, the Company cannot provide assurance that its actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company could be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination of those sources. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Contingencies
From time to time in the ordinary course of business, the Company is subject to compliance audits by federal, state, local and foreign government regulatory, tax, and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, and income, value-added and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits, and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities. Periodic events and management actions such as business reorganization initiatives can change the number and type of audits, claims, lawsuits, contract disputes or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters.
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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of September 30, 2012. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index

Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 deferred certain aspects of ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ” Among the new provisions in ASU 2011-05 is a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the other comprehensive income is presented. This requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. The standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company adopted ASU 2011-05 as of January 1, 2012, and presented the components of other comprehensive income in a single continuous Condensed Consolidated Statement of Operations and Other Comprehensive Income (Loss). The Company’s adoption of ASU 2011-05 did not have any impact on the Company’s results of operations or financial condition.
Critical Accounting Policies
See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 28, 2012 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended September 30, 2012.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) risks related to fluctuations in the Company’s operating results from quarter to quarter, (3) the ability of clients to terminate their relationship with the Company at any time, (4) competition in the Company’s markets, (5) risks associated with the Company’s investment strategy, (6) risks related to international operations, including foreign currency fluctuations, (7) the Company’s dependence on key management personnel, (8) the Company’s ability to attract and retain highly skilled professionals, (9) the Company’s ability to collect its accounts receivable, (10) the negative cash flows and operating losses that the Company has experienced from time to time, (11) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (12) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (13) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (14) risks related to providing uninterrupted service to clients, (15) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (16) the Company’s ability to utilize net operating loss carry-forwards, (17) volatility of the Company’s stock price, (18) the impact of government regulations, and (19) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the nine months ended September 30, 2012, the Company earned approximately 85% of its gross margin outside the United States (“U.S.”), and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceeding that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
 As of September 30, 2012, there had not been any material changes to the information set forth in Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2012 - July 31, 2012 (b)	3,963	$4.51	—	$6,792,000
August 1, 2012 - August 31, 2012 (b)	650	$4.63	—	$6,792,000
September 1, 2012 - September 30, 2012	—	$—	—	$6,792,000
Total	4,613	$4.53	—	$6,792,000

(a)
On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. As of September 30, 2012, the Company had repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. Repurchases of common stock are restricted under the Company’s Revolver Agreement entered into on August 5, 2010, as amended on February 22, 2012 and June 26, 2012.

(b)	Consisted of restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
 The exhibits to this Form 10-Q are listed in the Exhibit Index included elsewhere herein.

Index

SIGNATURES
 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ MANUEL MARQUEZ DORSCH
Manuel Marquez Dorsch
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated:	November 1, 2012
		By:	/s/ MARY JANE RAYMOND
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated:	November 1, 2012

Index

HUDSON GLOBAL, INC.
FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description
10.1
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (Employees) (incorporated by reference to Exhibit 4.2 to Hudson Global Inc.'s Registration Statement on Form S-8 dated August 1, 2012 (Reg. No. 333-182973)).

10.2
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (Directors) (incorporated by reference to Exhibit 4.3 to Hudson Global Inc.'s Registration Statement on Form S-8 dated August 1, 2012 (Reg. No. 333-182973)).

10.3
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.4 to Hudson Global Inc.'s Registration Statement on Form S-8 dated August 1, 2012 (Reg. No. 333-182973)).

10.4
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for EBITDA and gross margin growth performance vesting awards (incorporated by reference to Exhibit 4.5 to Hudson Global Inc.'s Registration Statement on Form S-8 dated August 1, 2012 (Reg. No. 333-182973)).

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

101
The following materials from Hudson Global, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements.