Form 10-K
period 2012-12-31
Hudson Global, Inc.
filed 2013-02-26
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit to post such flies).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $135,961,000 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2012.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on January 31, 2013
Common Stock - $0.001 par value	33,021,211

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

On April 26, 2012, the Company changed its corporate name to “Hudson Global, Inc.” from “Hudson Highland Group, Inc.” On April 30, 2012, the Company changed its trading symbol on the Nasdaq Stock Market to “HSON” from “HHGP."
Hudson Global, Inc. (the “Company” or “Hudson”, “we”, “us” and “our”) provides highly specialized professional-level recruitment and related talent solutions worldwide. Core service offerings include Permanent Recruitment, Contract Consulting, Legal eDiscovery, Recruitment Process Outsourcing (“RPO”) and Talent Management solutions.

Hudson has operated as an independent publicly-held company since April 1, 2003 when the eResourcing division of Monster Worldwide, Inc., formerly TMP Worldwide, Inc., comprised of 67 acquisitions made between 1999 and 2001, was spun off. Today, Hudson has approximately 2,000 employees and operates in 20 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe.

For the year ended December 31, 2012, the amounts and percentage of the Company’s total gross margin from the three reportable segments were as follows:

	Gross Margin
	Amount	Percentage
Hudson Americas	$43,164	15%
Hudson Asia Pacific	117,428	41%
Hudson Europe	124,275	44%
Total	$284,867	100%

The Company's core service offerings include those services described below:

Permanent Recruitment: Offered on both a retained and contingent basis, Hudson's Permanent Recruitment services leverage the firm's more than 1,200 consultants, supported by the Company's psychologists and other scientific specialists in the development and delivery of its proprietary methods to identify, select and engage the best-fit talent for critical client roles.

Contract Consulting: In Contract Consulting, Hudson provides a range of project management, interim management and professional contract staffing services. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business need.

Legal eDiscovery: Hudson's Legal eDiscovery services comprise eDiscovery solutions, managed document review (encompassing logistical deployment, project management, process design and productivity management), and contract attorney staffing. The most comprehensive of these is the firm's full-service eDiscovery solution, providing an integrated system of discovery management and review technology deployment for both corporate and law firm clients.

RPO: Hudson RPO delivers outsourced recruitment solutions tailored to the individual needs of mid- to large-cap multinational companies. Hudson RPO's delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients' ongoing business needs. Hudson RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions and recruitment consulting.

Talent Management Solutions: Featuring embedded proprietary talent assessment and selection methodologies, Hudson's Talent Management Solutions capability encompasses services such as talent assessment (utilizing a variety of competency, attitude and experiential testing), interview training, executive coaching, employee development and outplacement.

CLIENTS

The Company's clients include small to large-sized corporations and government agencies. As of December 31, 2012, there were approximately 460 Hudson Americas clients, 1,200 Hudson Asia Pacific clients and 2,700 Hudson Europe clients. The business of the Company is not dependent upon either a single client or a limited number of clients. During 2012, no single client accounted for more than 10% of the Company's revenue. As of December 31, 2012, no single client accounted for more than 10% of the Company's outstanding accounts receivable.

EMPLOYEES

The Company employs approximately 2,000 people worldwide. In most jurisdictions, our employees are not represented by a labor union or covered by a collective bargaining agreement. The Company regards its relationships with its employees as satisfactory.

SALES AND MARKETING

The majority of Hudson's roughly 1,200 client-facing consultants sell its portfolio of services to its existing client base of over 4,300 companies and to prospective client organizations. The Company's consultant population has deep expertise in specific functional areas and industry sectors, and provides broad-based recruitment and solution services based on the needs of the client. With the realignment of the Company's business into three regions and the growth in multi-nationals within its client base, the Company's consultants are increasingly partnering with colleagues in other countries to sell the Company's services across geographic boundaries.

COMPETITION

The markets for the Company's services and products are highly competitive. There are few barriers to entry, so new entrants occur frequently, resulting in considerable market fragmentation. Companies in this industry compete on a number of parameters including degree and quality of candidate and position knowledge, industry expertise, service quality, and efficiency in completing assignments. Typically, companies with greater strength in these parameters garner higher margins.

SEGMENT AND GEOGRAPHIC DATA

Financial information concerning the Company's reportable segments and geographic areas of operation is included in Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

AVAILABLE INFORMATION

We maintain a Web site with the address www.hudson.com. We are not including the information contained on our Web site as part of, or incorporating it by reference into, this report. Through our Web site, we make available free of charge (other than an investor's own Internet access charges) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports in a timely manner after we provide them to the Securities and Exchange Commission.

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

Client's demand for our services may fluctuate with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment. We have limited flexibility to reduce expenses during economic downturns due to some overhead costs which are fixed in the short-term. Furthermore, we may face increased pricing pressures during economic downturns. For example, during the 2008 and 2009 economic downturn, many employers in our operating regions reduced their overall workforce to reflect the slowing demand for their products and services. Employers continuing to operate with these reduced workforces contributed to operating losses for our company in 2012. Economic conditions could remain weak in 2013, which may result in lower operating results than we currently expect.

Our operating results fluctuate from quarter to quarter; no single quarter is predictive of future periods' results.

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

We provide professional mid-market personnel on a temporary assignment-by-assignment basis, which clients can generally terminate at any time or reduce their level of use when compared to prior periods. Our professional recruitment business is also significantly affected by our clients' hiring needs and their views of their future prospects. These factors can also affect our RPO business. Clients may, on very short notice, terminate, reduce or postpone their recruiting assignments with us and, therefore, affect demand for our services. This could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, we make investments as part of our growth plans. Investments may not perform as expected because they are dependent on a variety of factors, including our ability to effectively integrate new personnel and operations, our ability to sell new services, and our ability to retain existing or gain new clients. Furthermore, we may need to borrow more money from lenders or sell equity or debt securities to the public to finance future investments and the terms of these financings may be adverse to us.

We face risks related to our international operations.

We conduct operations in approximately twenty countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2012, approximately 86% of our gross margin was earned outside of the U.S. Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

Regarding the foreign currency risk inherent in international operations, the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our financial statements. In addition, we generally pay operating expenses in the corresponding local currency. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the revenue and income of our operations in addition to economic exposure. Our consolidated U.S. dollar cash balance could be lower because a significant amount of cash is generated outside of the U.S. This risk could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced negative cash flows and reported operating and net losses in the past. For example, our cash flows from operations were negative during 2010 and we had operating and net losses for the year ended December 31, 2012. We cannot provide any assurance that we will have positive cash flows or operating profitability in the future, particularly to the extent the global economy continues to recover slowly from the global economic downturn. If our revenue declines or if operating expenses exceed our expectations, we may not be profitable and may not generate positive operating cash flows.

Our credit facilities restrict our operating flexibility.

Our credit facilities contain various restrictions and covenants that restrict our operating flexibility including:

•borrowings limited to eligible receivables;

•lenders' ability to impose restrictions, such as payroll or other reserves;

•limitations on payments of dividends;

•	restrictions on our ability to make additional borrowings, or to consolidate, merge or otherwise fundamentally change our ownership;

•	limitations on capital expenditures, investments, dispositions of assets, guarantees of indebtedness, permitted acquisitions and repurchases of stock; and

•	limitations on certain intercompany payments of expenses, interest and dividends.

These restrictions and covenants could have adverse consequences for investors, including the consequences of our need to use a portion of our cash flow from operations for debt service, rather than for our operations, restrictions on our ability to incur additional debt financing for future working capital or capital expenditures, a lesser ability for us to take advantage of significant business opportunities, such as acquisition opportunities, the potential need for us to undertake equity transactions which may dilute the ownership of existing investors, and our inability to react to market conditions by selling lesser-performing assets.

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

As we operate in an international human resources environment, we are subject to cyber-security risks and incidents. Our business involves the storage and transmission of our candidates' personal information, our clients' job requirement preferences and confidential information used in our Legal eDiscovery practice. We also use mobile devices, social networking and other online activities to connect with our candidates, clients and business partners. While we have implemented measures to prevent security breaches and cyber incidents, our measures may not be effective and any security breaches or cyber incidents could adversely affect our business, financial condition and results of operations.

Our business depends on uninterrupted service to clients.

Our operations depend on our ability to protect our facilities, computer and telecommunication equipment and software systems against damage or interruption from fire, power loss, cyber attacks, sabotage, telecommunications interruption, weather conditions, natural disasters and other similar events such as Hurricane Sandy experienced in the Northeastern United States in late October 2012, the flooding experienced throughout Queensland, Australia in January 2011 and the major earthquake that occurred in Christchurch, New Zealand in February 2011. Additionally, severe weather can cause our employees or contractors to miss work and interrupt delivery of our service, resulting in a loss of revenue. While interruptions of these types that have occurred in the past have not caused material disruption, it is not possible to predict the type, severity or frequency of interruptions in the future or their impact on our business.

We may be exposed to employment-related claims, legal liability and costs from clients, employers and regulatory authorities that could adversely affect our business, financial condition or results of operations, and our insurance coverage may not cover all of our potential liability.

We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•	claims of misconduct or negligence on the part of our employees;

•	claims by our employees of discrimination or harassment directed at them, including claims relating to actions of our clients;

•	claims related to the employment of illegal aliens or unlicensed personnel;

•	claims for payment of workers' compensation and other similar claims;

•	claims for violations of wage and hour requirements;

•	claims for retroactive entitlement to employee benefits;

•	claims of errors and omissions of our temporary employees;

•	claims by taxing authorities related to our independent contractors and the risk that such contractors could be considered employees for tax purposes;

•	claims by candidates that we place for wrongful termination or denial of employment;

•	claims related to our non-compliance with data protection laws, which require the consent of a candidate to transfer resumes and other data; and

•	claims by our clients relating to our employees' misuse of client proprietary information, misappropriation of funds, other misconduct, criminal activity or similar claims.

We are exposed to potential claims with respect to the recruitment process. A client could assert a claim for matters such as breach of a blocking arrangement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Similarly, a client could assert a claim for deceptive trade practices on the grounds that we failed to disclose certain referral information about the candidate or misrepresented material information about the candidate. Further, the current employer of a candidate whom we place could file a claim against us alleging interference with an employment contract. In addition, a candidate could assert an action against us for failure to maintain the confidentiality of the candidate's employment search or for alleged discrimination or other violations of employment law by one of our clients.

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

It is possible that we may still incur liabilities associated with certain pre-spin off activities with Monster. Under the terms of our Distribution Agreement with Monster, these liabilities generally will continue to be retained by us. If these liabilities are significant, the retained liabilities could have a material adverse effect on our business, financial condition and results of operations. However, in some circumstance, we may have claims against Monster, and we will make a determination on a case by case basis.

Our ability to utilize net operating loss carry-forwards may be limited.

The Company has U.S. net operating loss carry-forwards (“NOLs”) that expire through 2032. Section 382 of the Internal Revenue Code imposes an annual limitation on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. The Company has experienced ownership changes in the past. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. Federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

There may be volatility in our stock price.

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2012, the market price of our common stock reported on the NASDAQ Global Select Market ranged from a high of $5.98 to a low of $3.23. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market generally, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

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

•
increase the number of various tax and compliance audits relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers' compensation, immigration, and income, value-added and sales taxes; or

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

Our certificate of incorporation and by-laws and the Delaware General Corporation Law contain several provisions that make more difficult an acquisition of control of us in a transaction not approved by our Board of Directors, including transactions in which stockholders might otherwise receive a premium for their shares over then current prices, and that may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Our certificate of incorporation and by-laws include provisions:

•	dividing our Board of Directors into three classes to be elected on a staggered basis, one class each year;

•	authorizing our Board of Directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

•	requiring that stockholders provide advance notice of any stockholder nomination of directors or any of new business to be considered at any meeting of stockholders;

•	permitting removal of directors only for cause by a super-majority vote;

•	providing that vacancies on our Board of Directors will be filled by the remaining directors then in office;

•	requiring that a super-majority vote be obtained to amend or repeal specified provisions of our certificate of incorporation or by-laws; and

•	eliminating the right of stockholders to call a special meeting of stockholders or take action by written consent without a meeting of stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

All of the Company's operating offices are located in leased premises. Our principal executive office is currently located at 560 Lexington Avenue, New York, New York, where we occupy space under a lease expiring in March 2017.

Hudson Americas maintains 20 leased locations with approximately 158,000 aggregate square feet, which include 2 leased locations with space of approximately 60,000 aggregate square feet, which are shared between the Hudson Americas and corporate functions. Hudson Asia Pacific maintains 18 leased locations with approximately 184,000 aggregate square feet. Hudson Europe maintains 35 leased locations with approximately 294,000 aggregate square feet. All leased space is considered to be adequate for the operation of its business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of February 23, 2013, regarding the executive officers of Hudson Global, Inc.:

Name	Age	Title
Manuel Marquez Dorsch	54	Chairman and Chief Executive Officer
Mary Jane Raymond	52	Executive Vice President and Chief Financial Officer
Latham Williams	60	Senior Vice President, Legal Affairs and Administration, Corporate Secretary
Frank P. Lanuto	50	Senior Vice President, Controller and Chief Accounting Officer
Neil J. Funk	61	Vice President, Internal Audit

The following biographies describe the business experience of our executive officers:

Manuel Marquez Dorsch has served as Chairman and Chief Executive Officer since May 2011, with overall responsibility for the Company's growth strategy, operational execution and performance. Mr. Marquez has over 20 years of experience in senior leadership positions. Most recently, from 2007 to 2010, he was the chief executive officer of Amper S.A., a leading defense, homeland security and telecom services company in Spain with approximately 1,200 employees. Prior to joining Amper, Mr. Marquez spent 15 years in the recruitment industry with Spencer Stuart, an international leader in executive search consulting services. He joined Spencer Stuart in 1991 and co-founded one of the firm's first specialized industry practices, High Technology. In 1995, he was asked to lead the European Telecommunications Practice. From 1997 to 2000, he was the Managing Partner responsible for the Spanish market. From 2000 to 2005, he was a member of the global executive team of Spencer Stuart responsible for the firm's operations in Europe, India and South Africa. Mr. Marquez began his professional career at IBM in 1981. He later joined Digital Equipment Corporation in 1989, as marketing and sales director for its Spanish subsidiary.

Mary Jane Raymond has served as the Executive Vice President and Chief Financial Officer, which position she has held since joining the Company in December 2005. From February 2011 to May 2011, she also served as Interim Chief Executive Officer. Prior to that, Ms. Raymond was the Chief Risk Officer of The Dun & Bradstreet Corporation during 2005. From 2002 to 2005, Ms. Raymond served as the Vice President and Corporate Controller of the Dun & Bradstreet Corporation. Ms. Raymond served as the Merger Integration Vice President of Lucent Technologies, Inc. from 1998 to 2002 and as Financial Vice President in International from 1997 to 1998. From 1988 to 1997, Ms. Raymond served in various positions with Cummins, Inc.

Latham Williams has served as Senior Vice President, Legal Affairs and Administration, Corporate Secretary since February 2007. Prior to that, Mr. Williams served as Vice President, Legal Affairs and Administration, Corporate Secretary since joining the Company in April 2003. Prior to joining the Company, Mr. Williams was a Partner, Leader Diversity Practice Group and Co-Leader Global Legal Practice in Monster's executive search division. Prior to joining Monster in 2001, Mr. Williams was an equity partner with the international law firm of Sidley Austin LLP from 1993 to 2000, specializing in health care joint ventures, mergers and acquisitions. Before joining Sidley Austin, Mr. Williams was an equity partner in the Chicago-based law firm of Gardner, Carton & Douglas (now, Drinker Biddle) and was with the firm from 1981 to 1993.

Frank P. Lanuto has served as Senior Vice President, Controller and Chief Accounting Officer since November 2009. Prior to that, Mr. Lanuto served as Vice President and Corporate Controller since he joined the Company in June 2008. Prior to joining the Company, Mr. Lanuto served as Executive Vice President and Chief Financial Officer of Initiative Media Worldwide, a subsidiary of The Interpublic Group of Companies. Inc., from September 2005 to March 2008. Prior to that, Mr. Lanuto served as Chief Financial Officer of Publicis Healthcare Communications, from April 2003 to August 2005. Prior to that, he served as Executive Vice President, Corporate Finance of Bcom3 Group, Inc. from December 2001 to March 2003 and Senior Vice President and Director, Group Financial Reporting of Bcom3 Group from May 2000 to November 2001. Mr. Lanuto served in various positions for Omnicom Group Inc. from 1993 to 2000, including Chief Operating Officer and Chief Financial Officer of its Rapp Collins Worldwide (New York office) business.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company's common stock was listed for trading on the NASDAQ Global Select Market during 2012. From January 1, 2012 through April 29, 2012, the Company's common stock was listed under the symbol “HHGP” and from April 30, 2012 through December 31, 2012 under the symbol “HSON. On January 31, 2013, there were approximately 633 holders of record of the Company's common stock.

The following is a list by fiscal quarter of the market prices of the Company's common stock.

	Market Price
	High	Low
2012
Fourth quarter	$4.71	$3.82
Third quarter	$4.73	$3.78
Second quarter	$5.98	$3.23
First quarter	$5.91	$4.29
2011
Fourth quarter	$5.48	$3.05
Third quarter	$6.16	$3.17
Second quarter	$6.66	$4.39
First quarter	$7.11	$4.87

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

ISSUER PURCHASES OF EQUITY SECURITIES

The Company's purchases of its common stock during the fourth quarter of fiscal 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2012 - October 31, 2012 (b)	—	—	—	6,792,000
November 1, 2012 - November 30, 2012 (b)	10,794	$4.35	—	6,792,000
December 1, 2012 - December 31, 2012 (b)	2,600	$4.44	—	6,792,000
Total	13,394	$4.37	—	6,792,000

(a)
On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company's common stock. The Company has repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. Repurchases of common stock are restricted under the Company's revolver agreement entered on August 5, 2010, as amended.

(b)	Consisted of shares of restricted stock withheld from employees upon the vesting of such shares to satisfy employees' income tax withholding requirements.

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

PERFORMANCE INFORMATION

The following graph compares on a cumulative basis changes since December 31, 2007 in (a) the total stockholder return on the Company's common stock with (b) the total return on the Russell 2000 Index and (c) the total return on the companies in a peer group selected in good faith by the Company, in each case assuming reinvestment of dividends. Such changes have been measured by dividing (x) the difference between the price per share at the end of and the beginning of the measurement period by (y) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on December 31, 2007 in the Company's common stock, the Russell 2000 Index and the peer group consisting of Resources Connection, Inc., Kelly Services, Inc., Kforce, Inc., and CDI Corporation. The returns of each component company in the peer group have been weighted based on each company's relative market capitalization on December 31, 2012.

$150
$100
$50
$0
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
HSON
Russell 2000
Peer Group

	December 31,
	2007	2008	2009	2010	2011	2012
HSON	$100.00	$39.83	$56.48	$69.32	$56.96	$53.27
RUSSELL 2000 INDEX	$100.00	$65.20	$81.64	$102.30	$96.72	$110.87
PEER GROUP	$100.00	$74.54	$92.86	$114.51	$80.94	$94.08

ITEM 6.    SELECTED FINANCIAL DATA

The following table shows selected financial data of the Company that has been adjusted to reflect the classification of certain businesses as discontinued operations. The data has been derived from, and should be read together with, the Consolidated Financial Statements and corresponding notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Items 7 and 8 of this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS:
Revenue	$777,577	$933,736	$794,542	$691,149	$1,079,085
Gross margin	$284,867	$354,305	$298,573	$260,453	$454,986
Business reorganization and integration expense	$7,782	$720	$1,694	$18,180	$11,217
Goodwill and other impairment charges (a)	$—	$—	$—	$1,549	$67,087
Depreciation and amortization	$6,438	$6,251	$8,184	$12,543	$14,662
Operating income (loss)	$(6,638)	$17,435	$(5,618)	$(49,453)	$(70,783)
Income (loss) from continuing operations	$(5,335)	$10,909	$(4,441)	$(42,953)	$(73,096)
Income (loss) from discontinued operations, net of income taxes	$—	$—	$(244)	$2,344	$(1,222)
Net income (loss)	$(5,335)	$10,909	$(4,685)	$(40,609)	$(74,318)
Basic income (loss) per share from continuing operations	$(0.17)	$0.35	$(0.15)	$(1.65)	$(2.90)
Basic net income (loss) per share	$(0.17)	$0.35	$(0.16)	$(1.56)	$(2.95)
Diluted income (loss) per share from continuing operations	$(0.17)	$0.34	$(0.15)	$(1.65)	$(2.90)
Diluted net income (loss) per share	$(0.17)	$0.34	$(0.16)	$(1.56)	$(2.95)
OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities	$13,159	$13,396	$(15,658)	$(26,988)	$11,860
Net cash provided by (used in) investing activities	$(8,272)	$(6,584)	$1,140	$6,804	$4,196
Net cash provided by (used in) financing activities	$(4,274)	$1,639	$7,578	$4,371	$(646)
BALANCE SHEET DATA:
Current assets	$157,412	$181,923	$172,087	$148,366	$194,149
Total assets	$193,468	$216,546	$205,834	$181,944	$230,953
Current liabilities	$67,168	$90,515	$93,760	$86,154	$104,581
Total stockholders’ equity	$106,541	$107,357	$93,278	$76,260	$107,992
OTHER DATA:
EBITDA (loss) (b)	$54	$23,642	$6,503	$(35,466)	$(52,852)

(a)
The results for the year ended December 31, 2009 principally consisted of an impairment charge of $1,669 related to goodwill associated with the Tong Zhi (Beijing) Consulting Service Ltd. and Guangzhou Dong Li Consulting Service Ltd. (collectively, “TKA”) acquisition. The results for the year ended December 31, 2008 included impairment charges related to goodwill of $64,495, a write down of long-term assets of $2,224 and impairment charges related to intangible assets of $368.

(b)
SEC Regulation S-K 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company's operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability. See Note 15 to the Consolidated Financial Statements for further EBITDA segment and reconciliation information.

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
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Critical Accounting Policies

•	Recent Accounting Pronouncements

•	Forward-Looking Statements

Executive Overview
Hudson is a global talent solutions company with expertise in leadership and specialized recruitment, contracting solutions, recruitment process outsourcing, talent management and eDiscovery. The Company helps it clients and candidates succeed by leveraging our expertise, deep industry and market knowledge, and proprietary assessment tools and techniques. With approximately 2,000 employees in 20 countries, and relationships with specialized professionals around the globe, the Company brings a unique ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. Hudson's focus is to continually upgrade its service offerings, delivery capability and assessment tools to make candidates more successful in achieving its clients' business requirements.
The Company has shifted and refined its focus to place greater emphasis on key accounts and solutions-based offerings in order to operate as a trusted business advisor and partner to both clients and candidates. The Company’s proprietary frameworks, assessment tools and leadership development programs, coupled with our broad geographic footprint, has allowed us to design and implement regional and global recruitment solutions that we believe greatly enhance the quality of hiring.
The Company’s strategic initiatives for the near term include:

•	Leveraging the value of our global business as exemplified by the launch of the global practices in Legal eDiscovery and RPO.

•	Attracting, developing and retaining the right people to increase productivity and profitability.

•	Focusing on selected clients and services to provide higher value recruitment solutions to their businesses.

•	Creating a compelling digital presence to help attract both highly-skilled candidates and new clients to grow our business.

In 2012, the Company took steps to accelerate its strategic initiatives and announced in April 2012 a plan of reorganization ("2012 Plan"). The 2012 Plan is focused on:

•	Redirecting resources to high-potential strategic businesses, such as RPO and Legal eDiscovery, and growth markets of the world.

•	Optimizing its operations in under-performing sectors and markets to deliver improved performance, re-engineering of its delivery model, and consolidating operations globally.

•	Streamlining its back office support areas and business processes, and establishing a shared services operation and global centers of excellence to gain efficiencies of operation.

Current Market Conditions
Economic conditions in most parts of the world have not yet shown improvement. These conditions have impacted European and Australia markets in particular. In virtually all markets in which we operate, clients are focused on reducing expenses.
These market conditions contributed to a decline of 17% in the Company’s annual revenues of as compared to 2011 and affected nearly all of the major markets in which we operate. If the current market conditions persist, we may experience extended periods of lower revenues, which could negatively impact our business, operating results and financial condition. We may also see an increasing trend among clients to re-tender contracts rather than renewing them. At this time, we are unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for our services.
Financial Performance
The following is a summary of the highlights for the years ended December 31, 2012, 2011 and 2010. These should be considered in the context of the additional disclosures in this MD&A.

•
Revenue was $777.6 million for the year ended December 31, 2012, compared to $933.7 million for 2011, a decrease of $156.2 million, or 16.7%. On a constant currency basis, the Company's revenue decreased $145.9 million, or 15.8%. Of this decrease, $107.6 million was in contracting revenue (down 15.6% compared to 2011) and $40.8 million was in permanent recruitment revenue (down 21.9% compared to 2011).

Revenue was $933.7 million for the year ended December 31, 2011, compared to $794.5 million for 2010, an increase of $139.2 million, or 17.5%. On a constant currency basis, the Company's revenue increased $90.1 million, or 10.8%. Of this increase, $72.8 million was in contracting revenue (up 11.8% compared to 2010) and $18.6 million was in permanent recruitment revenue (up 11.1% compared to 2010).

•
Gross margin was $284.9 million for the year ended December 31, 2012, compared to $354.3 million for 2011, a decrease of $69.4 million, or 19.6%. On a constant currency basis, gross margin decreased $63.6 million, or 18.2%. Of this decrease, $40.0 million was in permanent recruitment gross margin (down 21.9% compared to 2011) and $25.2 million was in contracting gross margin (down 19.9% compared to 2011).

Gross margin was $354.3 million for the year ended December 31, 2011, compared to $298.6 million for 2010, an increase of $55.7 million, or 18.7%. On a constant currency basis, gross margin increased $36.7 million, or 11.8%. Of this increase, $19.5 million was in contracting gross margin (up 18.1% compared to 2010) and $18.0 million was in permanent recruitment gross margin (up 10.9% compared to 2010).

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) were $277.0 million for the year ended December 31, 2012, compared to $329.9 million for 2011, a decrease of $52.9 million, or 16.0%. On a constant currency basis, SG&A and Non-Op decreased $47.0 million, or 14.5%. SG&A and Non-Op, as a percentage of revenue, was 35.6% for the year ended December 31, 2012, compared to 35.1% for 2011.

SG&A and Non-Op were $329.9 million for the year ended December 31, 2011, compared to $289.8 million for 2010, an increase of $40.1 million, or 13.8%. On a constant currency basis, SG&A and Non-Op increased $22.4 million, or 7.4%. SG&A and Non-Op, as a percentage of revenue, was 35.3% for the year ended December 31, 2011, compared to 36.2% for 2010.

•
Business reorganization expenses were $7.8 million for the year ended December 31, 2012, compared to $0.7 million in for 2011, an increase of $7.1 million on both a reported and constant currency basis.

Business reorganization expenses were $0.7 million for the year ended December 31, 2011, compared to $1.7 million in for 2010, a decrease of $1.0 million on both a reported and constant currency basis.

•	EBITDA was $0.1 million for the year ended December 31, 2012, compared to EBITDA of $23.6 million for 2011. On a constant currency basis, EBITDA decreased $23.7 million in 2012 compared to 2011.
EBITDA was $23.6 million for the year ended December 31, 2011, compared to EBITDA of $6.5 million for 2010. On a constant currency basis, EBITDA increased $16.0 million in 2011 compared to 2010.

•
Net loss was $5.3 million for the year ended December 31, 2012, compared to net income of $10.9 million for 2011. On a constant currency basis, net income decreased $16.4 million in 2012 compared to 2011.

Net income was $10.9 million for the year ended December 31, 2011, compared to a net loss of $4.7 million for 2010. On a constant currency basis, net income increased $15.9 million in 2011 compared to 2010.

Constant Currency
The Company operates on a global basis, with the majority of its gross margin generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. For the discussion of reportable segment results of operations, the Company uses constant currency information. Constant currency compares financial results between periods as if exchange rates had remained constant period-over-period. The Company defines the term “constant currency” to mean that financial data for previously reported periods are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the current period. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends. Changes in foreign currency exchange rates generally impact only reported earnings.
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange rate adjustments on the Company’s operating results for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011			2010
	As	As	Currency	Constant	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	translation	currency
Revenue:
Hudson Americas	$169,216	$192,217	$(20)	$192,197	$162,432	$36	$162,468
Hudson Asia Pacific	288,144	359,108	1,745	360,853	303,619	35,621	339,240
Hudson Europe	320,217	382,411	(11,983)	370,428	328,491	3,138	331,629
Total	$777,577	$933,736	$(10,258)	$923,478	$794,542	$38,795	$833,337
Gross margin:
Hudson Americas	$43,164	$50,778	$(20)	$50,758	$39,417	$36	$39,453
Hudson Asia Pacific	117,428	146,917	845	147,762	121,965	13,134	135,099
Hudson Europe	124,275	156,610	(6,697)	149,913	137,191	(31)	137,160
Total	$284,867	$354,305	$(5,872)	$348,433	$298,573	$13,139	$311,712
SG&A and Non-Op (a):
Hudson Americas	$40,876	$47,306	$(52)	$47,254	$37,308	$45	$37,353
Hudson Asia Pacific	110,798	132,653	741	133,394	113,134	12,109	125,243
Hudson Europe	122,101	147,919	(6,633)	141,286	134,817	(318)	134,499
Corporate	3,256	2,065	1	2,066	4,554	1	4,555
Total	$277,031	$329,943	$(5,943)	$324,000	$289,813	$11,837	$301,650
Business reorganization expenses:
Hudson Americas	$1,007	$—	$—	$—	$307	$3	$310
Hudson Asia Pacific	1,285	—	(1)	(1)	(15)	(12)	(27)
Hudson Europe	5,131	720	(24)	696	1,402	46	1,448
Corporate	359	—	—	—	—	—	—
Total	$7,782	$720	$(25)	$695	$1,694	$37	$1,731
Operating income (loss):
Hudson Americas	$3,318	$5,351	$21	$5,372	$(2,499)	$5	$(2,494)
Hudson Asia Pacific	7,988	18,384	191	18,575	10,822	1,042	11,864
Hudson Europe	1,326	14,156	(525)	13,631	5,050	82	5,132
Corporate	(19,270)	(20,456)	1	(20,455)	(18,991)	(9)	(19,000)
Total	$(6,638)	$17,435	$(312)	$17,123	$(5,618)	$1,120	$(4,498)
Net income (loss), consolidated	$(5,335)	$10,909	$179	$11,088	$(4,685)	$(81)	$(4,766)
EBITDA (loss) (b):
Hudson Americas	$1,268	$3,482	$29	$3,511	$1,687	$(12)	$1,675
Hudson Asia Pacific	5,355	14,180	106	14,286	8,847	1,033	9,880
Hudson Europe	(2,955)	8,071	(42)	8,029	1,086	243	1,329
Corporate	(3,614)	(2,091)	1	(2,090)	(5,117)	—	(5,117)
Total	$54	$23,642	$94	$23,736	$6,503	$1,264	$7,767

(a)
SG&A and Non-Op is a measure that management uses to evaluate the segments’ expenses, which include the following captions on the Consolidated Statements of Operations and Other Comprehensive Income (Loss): Selling, general and administrative expenses, and other income (expense), net. Corporate management service allocations are included in the segments’ other income (expense).

(b)	See EBITDA reconciliation in the following section.
Use of EBITDA (Non-GAAP measure)
Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as the best indicator of operating performance and most comparable measure across the regions in which we operate. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income or net income prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) or as a measure of the Company’s profitability. EBITDA is derived from net income (loss) adjusted for the provision for (benefit from) income taxes, interest expense (income), and depreciation and amortization.

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2012	2011	2010
Net income (loss)	$(5,335)	$10,909	$(4,685)
Adjustment for income (loss) from discontinued operations, net of income taxes	—	—	(244)
Income (loss) from continuing operations	$(5,335)	$10,909	$(4,441)
Adjustments to income (loss) from continuing operations
Provision for (benefit from) income taxes	(1,684)	5,339	1,482
Interest expense, net	635	1,143	1,278
Depreciation and amortization expense	6,438	6,251	8,184
Total adjustments from income (loss) from continuing operations to EBITDA (loss)	5,389	12,733	10,944
EBITDA	$54	$23,642	$6,503

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin as a percentage of revenue for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011			2010
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$157,554	$181,272	$—	$181,272	$156,961	$—	$156,961
Hudson Asia Pacific	195,438	244,562	1,057	245,619	208,267	25,819	234,086
Hudson Europe	226,922	266,831	(6,237)	260,594	220,093	3,533	223,626
Total	$579,914	$692,665	$(5,180)	$687,485	$585,321	$29,352	$614,673
Temporary contracting gross margin:
Hudson Americas	$31,906	$40,202	$9	$40,211	$33,870	$1	$33,871
Hudson Asia Pacific	30,317	37,642	169	37,811	32,168	3,974	36,142
Hudson Europe	39,565	50,359	(1,369)	48,990	37,108	384	37,492
Total	$101,788	$128,203	$(1,191)	$127,012	$103,146	$4,359	$107,505
Temporary contracting gross margin as a percent of temporary contracting revenue:
Hudson Americas	20.25%	22.18%	N/A	22.18%	21.58%	N/A	21.58%
Hudson Asia Pacific	15.51%	15.39%	N/A	15.39%	15.45%	N/A	15.44%
Hudson Europe	17.44%	18.87%	N/A	18.80%	16.86%	N/A	16.77%
Total	17.55%	18.51%	N/A	18.47%	17.62%	N/A	17.49%

(a)
Temporary contracting gross margin and gross margin as a percentage of revenue are shown to provide additional information regarding the Company’s ability to manage its cost structure and to provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies.

Results of Operations
Hudson Americas (reported currency)
Revenue

	Year Ended December 31,
	2012	2011	Change in amount	Change in %	2010	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Revenue	$169.2	$192.2	$(23.0)	(12.0)%	$162.4	$29.8	18.3%

For the year ended December 31, 2012, contracting revenue decreased $23.7 million, or 13.1%, and was partially offset by a $0.7 million, or 6.4%, increase in permanent recruitment revenue, as compared to 2011. Contracting revenue represented approximately 93% of Hudson Americas' 2012 revenue. The decline in contracting revenue compared to 2011 was in Legal and resulted principally from the non-recurrence of certain large projects, including M&A projects, present in 2011. RPO revenue accounted for all of the growth in permanent recruitment revenue.

For the year ended December 31, 2011, contracting and permanent recruitment revenue increased $24.3 million and $5.5 million, or 15.5% and 100.6%, respectively, as compared to 2010. The increase in revenue reflected the Company's sale of higher-value recruitment services and solutions to new and existing clients. Contracting revenue in Legal increased $24.2 million, or 22.3%, primarily due to the eDiscovery practice. RPO accounted for the increase in permanent recruitment revenue compared to 2010. The revenue increase in this practice in 2011 featured new client wins and our achievement of incentive levels with certain existing clients.
Gross margin

	Year Ended December 31,
	2012	2011	Change in amount	Change in %	2010	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Gross margin	$43.2	$50.8	$(7.6)	(15.0)%	$39.4	$11.4	28.8%
Gross margin as a percentage of revenue	25.5%	26.4%	N/A	N/A	24.3%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	20.3%	22.2%	N/A	N/A	21.6%	N/A	N/A

For the year ended December 31, 2012, contracting gross margin decreased $8.3 million, or 20.6%, and was partially offset by an increase in permanent recruitment gross margin of $0.7 million, or 6.4%, as compared to 2011. The changes in gross margin were attributable to the same factors as described above for revenue. Contracting gross margin, as a percentage of revenue, was 20.3% for the year ended December 31, 2012, as compared to 22.2% for 2011. The change was due to a stronger mix of projects in the prior year. Total gross margin, as a percentage of revenue, decreased to 25.5% for the year as compared to 26.4% for 2011 and was attributable principally to the decline in contracting gross margin.

For the year ended December 31, 2011, contracting and permanent recruitment gross margins increased $6.3 million and $5.1 million, or 18.7% and 94.7%, respectively, as compared to 2010. Almost the entire increase in contracting gross margin was in Legal and was driven principally by eDiscovery as noted above for revenue. The increase in permanent recruitment gross margin was attributable to RPO also as noted above for revenue. Contracting gross margin, as a percentage of revenue, was 22.2% for the year ended December 31, 2011, as compared to 21.6% for 2010. The increase was driven by the higher margins in Legal eDiscovery in 2011. Total gross margin, as a percentage of revenue, increased to 26.4% for the year ended December 31, 2011 from 24.3% in 2010 and resulted from the significant growth in RPO in 2011, as well as the higher contracting gross margin as described above.

Selling, general and administrative expenses and non-operating income (expense) (“SG&A and Non-Op”)

	Year Ended December 31,
	2012	2011	Change in amount	Change in %	2010	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
SG&A and Non-Op	$40.9	$47.3	$(6.4)	(13.6)%	$37.3	$10.0	26.8%
SG&A and Non-Op as a percentage of revenue	24.2%	24.6%	N/A	N/A	23.0%	N/A	N/A

For the year ended December 31, 2012, SG&A and Non-Op decreased $6.4 million, or 13.6%, as compared to 2011. The decrease was primarily due to actions taken in 2012 to streamline business processes as well as lower gross margin-related compensation and a $0.6 million gain on the disposal of a non-strategic business line. SG&A and Non-Op, as a percentage of revenue, was 24.2% for the year ended December 31, 2012, as compared to 24.6% for 2011. The decrease in SG&A and Non-Op, as a percentage of revenue, was principally due to the business line disposal described above.

For the year ended December 31, 2011, SG&A and Non-Op increased $10.0 million, or 26.8%, as compared to 2010. The increase was primarily due to greater staff compensation resulting from the higher gross margin, which increased 28.8%. SG&A and Non-Op, as a percentage of revenue, was 24.6% as compared to 23.0% for 2010. The increase resulted from the non-recurrence of approximately $3.9 million in gains from the collection of a note receivable, sale of warrants and recovery for unclaimed property in 2010. Excluding these gains, SG&A and Non-Op, as a percentage of revenue, was nearly flat in 2011 as compared to 2010.

Business reorganization expenses

For the year ended December 31, 2012, business reorganization expenses were $1.0 million, as compared to nil and $0.3 million for 2011 and 2010, respectively. Business reorganization expenses incurred in 2012 were attributable to the downsizing of unprofitable lines of business and the reduction of back-office support functions. The reorganization expenses incurred in 2010 were related primarily to amounts provided for employee termination benefits and lease termination payments related to the 2009 restructuring plan.
Operating Income and EBITDA

	Year Ended December 31,
	2012	2011	Change in amount	Change in %	2010	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Operating income (loss):	$3.3	$5.4	$(2.0)	(38.0)%	$(2.5)	$7.9	(a)
EBITDA	$1.3	$3.5	$(2.2)	(63.6)%	$1.7	$1.8	(a)
EBITDA as a percentage of revenue	0.7%	1.8%	N/A	N/A	1.0%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.
For the year ended December 31, 2012, EBITDA was $1.3 million, or 0.7% of revenue, as compared to $3.5 million, or 1.8% of revenue, for 2011. The decrease in EBITDA was due to lower gross margin and business reorganization expenses in 2012. Operating income was $3.3 million for the year ended December 31, 2012, as compared to $5.4 million for 2011.
For the year ended December 31, 2011, EBITDA was $3.5 million, or 1.8% of revenue, as compared to EBITDA of $1.7 million, or 1.0% of revenue, for 2010. The increase in EBITDA was primarily due to the growth in gross margin. Operating income was $5.4 million for the year ended December 31, 2011, as compared to an operating loss of $2.5 million for 2010.
The difference between operating income and EBITDA for the years ended December 31, 2012, 2011 and 2010 was principally due to the inclusion of corporate management fees and depreciation in the determination of operating income.

Hudson Asia Pacific (constant currency)
Revenue

	Year Ended December 31,
	2012	2011	Change in amount	Change in %	2010	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Revenue	$288.1	$360.9	$(72.7)	(20.1)%	$339.2	$21.6	6.4%

For the year ended December 31, 2012, contracting and permanent recruitment revenue decreased $50.2 million and $26.6 million, or 20.4% and 26.4%, respectively. These decreases were partially offset by talent management revenue, which increased $5.1 million, or 43.2%, as compared to 2011. Contracting and permanent recruitment revenue in Australia declined $43.0 million and $19.7 million, or 20.9% and 32.8%, respectively, and were partially offset by talent management revenue, which increased $4.3 million, or 43.4%, as compared to 2011. In Asia, revenue decreased $4.8 million, or 12.8%, for the year ended December 31, 2012, as compared to 2011.

The decline in both contracting and permanent recruitment revenue across the region was attributable to increasingly cautious client hiring activities, particularly in corporate management roles, and cost controls implemented in response to the economic environment.

For the year ended December 31, 2011, contracting and permanent recruitment revenue accounted for the vast majority of the region's revenue, which increased $11.5 million and $12.2 million, or 4.9% and 13.7%, respectively, compared to 2010. Talent management revenue decreased $1.6 million, or 11.8%, as compared to 2010. Australia accounted for the vast majority of the increase in revenue for the region, which was principally driven by increased permanent recruitment and contracting revenue of $11.6 million and $6.6 million, or 23.9% and 3.3%, respectively, compared to 2010. The increase in permanent recruitment revenue was led by RPO, which accounted for nearly one-third of the increase, followed by the accounting & finance and information technology & telecom (“IT&T”) practices. The revenue increase in contracting was led by the natural resources sector, which benefited almost all of our practices, particularly accounting & finance and marketing. In Mainland China, permanent recruitment revenue increased $3.5 million, or 22.3%, compared to 2010, and the increase was primarily in our industrial practice.

Gross margin

	Year Ended December 31,
	2012	2011	Change in amount	Change in %	2010	Change in amount	Change in %
	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Gross margin	$117.4	$147.8	$(30.3)	(20.5)%	$135.1	$12.7	9.4%
Gross margin as a percentage of revenue	40.8%	40.9%	N/A	N/A	39.8%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	15.5%	15.4%	N/A	N/A	15.4%	N/A	N/A

For the year ended December 31, 2012, permanent recruitment and contracting gross margins decreased $25.9 million and $7.5 million, or 26.0% and 19.8%, respectively. These decreases were partially offset by an increase in talent management of $3.3 million, or 35.6%, as compared to 2011. Australia accounted for the majority of the decrease in gross margin with a decrease of $18.9 million in permanent recruitment gross margin and a decrease of $5.9 million in contracting gross margin. Contracting gross margin, as a percentage of revenue, was 15.5%, and remained consistent as compared to 15.4% for 2011. Total gross margin, as a percentage of revenue, was 40.8%, as compared to 40.9% for 2011. The changes in gross margin were attributable to the same factors as described above for revenue.

For the year ended December 31, 2011, permanent recruitment and contracting gross margins increased $12.1 million and $1.7 million, or 13.8% and 4.6%, respectively compared to 2010. Australia accounted for the vast majority of the increase in gross margin, with an increase of $11.3 million, or 23.6%, in permanent recruitment and an increase of $0.6 million, or 2.0%, in contracting compared to 2010. RPO led the increase in permanent recruitment gross margin and accounted for nearly half of the increase, followed by the accounting & finance and IT&T practices. The gross margin increase in contracting was led by the accounting and finance and engineering practices. In Mainland China, permanent recruitment gross margin increased $3.6 million, or 23.1%, primarily in the industrial practice. Contracting gross margin, as a percentage of revenue, was 15.4%, and remained consistent as compared to 2010. Total gross margin, as a percentage of revenue, was 40.9%, as compared to 39.8% for 2010 and resulted principally from the higher proportion of permanent recruitment revenue.
SG&A and Non-Op

	Year Ended December 31,
	2012	2011	Change in amount	Change in %	2010	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$110.8	$133.4	$(22.6)	(16.9)%	$125.2	$8.2	6.5%
SG&A and Non-Op as a percentage of revenue	38.5%	37.0%	N/A	N/A	36.9%	N/A	N/A

Actions taken to streamline business processes as well as lower gross margin related compensation and lesser corporate management fees accounted for the decrease in SG&A and Non-Op for the year ended December 31, 2012 as compared to 2011. SG&A and Non-Op, as a percentage of revenue, was 38.5% as compared to 37.0% for 2011. The increase in SG&A and Non-OP, as a percentage of revenue, was primarily due to proportionally lower revenue in 2012.

For the year ended December 31, 2011, the increase in SG&A and Non-Op was primarily due to the salaries and costs related to the higher gross margin and higher corporate management fees as compared to 2010. SG&A and Non-Op, as a percentage of revenue, remained consistent at 37.0% as compared to 36.9% in 2010.

Business reorganization expenses

For the year ended December 31, 2012, business reorganization expenses were $1.3 million, as compared to nil for 2011. Business reorganization expenses incurred in 2012 were primarily for employee termination benefits for the reduction of back-office support functions and lease exit costs associated with the relocation of our Sydney, Australia office.

Operating Income and EBITDA

	Year Ended December 31,
	2012	2011	Change in amount	Change in %	2010	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Operating income:	$8.0	$18.6	$(10.6)	(57.0)%	$11.9	$6.7	56.6%
EBITDA	$5.4	$14.3	$(8.9)	(62.5)%	$9.9	$4.4	44.6%
EBITDA as a percentage of revenue	1.9%	4.0%	N/A	N/A	2.9%	N/A	N/A

For the year ended December 31, 2012, EBITDA was $5.4 million, or 1.9% of revenue, as compared to $14.3 million, or 4.0% of revenue, for 2011. The decrease in EBITDA for the year ended December 31, 2012 was principally due to the decline in gross margin and business reorganization expenses. Operating income for the year ended December 31, 2012 was $8.0 million, as compared to $18.6 million for 2011.
For the year ended December 31, 2011, EBITDA was $14.3 million, or 4.0% of revenue, as compared to $9.9 million, or 2.9% of revenue, for 2010. The increase in EBITDA for the year ended December 31, 2011 was primarily due to a higher mix of permanent recruitment. Operating income for the year ended December 31, 2011 was $18.6 million, as compared to $11.9 million for 2010.

The difference between operating income and EBITDA for the years ended December 31, 2012, 2011 and 2010 was principally due to the inclusion of corporate management fees and depreciation in the determination of operating income.
Hudson Europe (constant currency)
Revenue

	Year Ended December 31,
	2012	2011	Change in amount	Change in %	2010	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Revenue	$320.2	$370.4	$(50.2)	(13.6)%	$331.6	$38.8	11.7%

For the year ended December 31, 2012, contracting, permanent recruitment and talent management revenue decreased $33.7 million, $14.9 million and $1.5 million, or 12.9%, 19.9% and 4.6%, respectively, as compared to 2011. In the U.K., contracting and permanent recruitment revenue declined $39.9 million and $5.4 million, or 18.5% and 15.2%, respectively. These decreases were partially offset by an increase in talent management revenue of $0.7 million, or 15.5%, for the year ended December 31, 2012, as compared to 2011. The decrease was due to retrenchment generally across permanent recruitment and contracting, with the single largest decline in the banking and financial services sector. In Continental Europe, revenue declined $4.0 million, or 3.6%, as compared to 2011. Contracting revenue increased $6.2 million, or 13.7%. The increase was offset by decreases in permanent recruitment and talent management revenue of $7.9 million and $2.0 million, or 21.2% and 7.2%, respectively. Contracting Solutions in the Netherlands and interim management in Belgium accounted for the most of the increase in contracting revenue. The decline in permanent recruitment and talent management revenue occurred principally in France and Belgium.

For the year ended December 31, 2011, contracting revenue increased $37.0 million, or 16.5%, as compared to 2010. Permanent recruitment and talent management revenue was essentially flat. U.K. led the increase in contracting revenue with an increase of $31.0 million, or 16.8%. The increase was primarily in Legal, including eDiscovery, and IT&T. Permanent recruitment revenue decreased $2.8 million, or 7.2%, largely due to a contraction of the banking and finance industry, which affected the majority of our practices. In Continental Europe, revenue increased $11.1 million, or 10.8%. Contracting and permanent recruitment revenue increased $5.8 million and $4.1 million, or 14.8% and 12.4%, respectively. The increase in contracting revenue was primarily driven by interim management, a practice which provides temporary senior management professionals, in Belgium, and the legal and finance practices in the Netherlands. Permanent recruitment revenue increased primarily from the retained placement practices in Belgium and France.
Gross margin

	Year Ended December 31,
	2012	2011	Change in amount	Change in %	2010	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Gross margin	$124.3	$149.9	$(25.6)	(17.1)%	$137.2	$12.8	9.3%
Gross margin as a percentage of revenue	38.8%	40.5%	N/A	N/A	41.4%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	17.4%	18.8%	N/A	N/A	16.8%	N/A	N/A

For the year ended December 31, 2012, permanent recruitment, contracting and talent management gross margins decreased $14.8 million, $9.4 million and $1.1 million, or 20.4%, 19.2% and 3.9%, respectively, as compared to 2011. In the U.K., contracting and permanent recruitment gross margins declined $9.6 million and $5.4 million, or 25.5% and 15.7%, respectively, for the year ended December 31, 2012, as compared to 2011. In Continental Europe, permanent recruitment and talent management gross margins decreased $7.9 million and $1.2 million, or 21.6% and 5.0%, respectively, partially offset by a nominal increase in contracting gross margin as compared to 2011. The decreases in permanent recruitment and talent management gross margins were attributable to the same factors as described above for revenue. Contracting gross margin, as a percentage of revenue, was 17.4% for the year ended December 31, 2012, as compared to 18.8% for 2011. The decline in contracting gross margin, as a percentage of revenue, was attributable to a lower proportion of high-margin transactional projects in 2012. Total gross margin, as a percentage of revenue, was 38.8% for the year ended December 31, 2012, as compared to 40.5% for 2011. The change in total gross margin, as a percentage of revenue, was primarily related to a lower proportion of permanent recruitment gross margin in 2012.

For the year ended December 31, 2011, contracting gross margin increased by $11.5 million, or 30.7%, as compared to 2010. Talent management and permanent recruitment was flat, as compared to 2010. The U.K. led the increase in contracting gross margin with an increase of $9.8 million, or 34.9%. The increase was primarily in Legal, including eDiscovery, and IT&T. Permanent recruitment gross margin decreased $3.0 million, or 8.1%, largely due to a contraction of the banking and finance industry, but was partially offset by an increase in the Legal practice. In Continental Europe, gross margin increased $6.8 million, or 10.1%. Permanent recruitment and contracting gross margins increased $4.1 million and $1.7 million, or 12.5% and 18.1%, respectively. The increases in permanent recruitment and contracting gross margins were for the same reasons as described above for revenue. Contracting gross margin, as a percentage of contracting revenue, was 18.8% for the year ended December 31, 2011, as compared to 16.8% for 2010. The increase was largely driven by the higher margins in our Legal eDiscovery business. Total gross margin, as a percentage of total revenue, was 40.5% for the year ended December 31, 2011, as compared to 41.4% for 2010 and was primarily due to mix between contracting and permanent placement.
SG&A and Non-Op

	Year Ended December 31,
	2012	2011	Change in amount	Change in %	2010	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
SG&A and Non-Op	$122.1	$141.3	$(19.2)	(13.6)%	$134.5	$6.8	5.0%
SG&A and Non-Op as a percentage of revenue	38.1%	38.1%	N/A	N/A	40.6%	N/A	N/A

For the year ended December 31, 2012, actions taken to streamline business processes, lower gross margin-related compensation and lesser corporate management fees accounted for the decrease in SG&A and Non-Op as compared to 2011. SG&A and Non-Op, as a percentage of revenue, was flat at 38.1% for the year ended December 31, 2012, as compared to 2011.

For the year ended December 31, 2011, the increase in SG&A and Non-Op was primarily due to higher performance-based compensation resulting from the higher gross margin, which increased 9.3% compared to 2010. SG&A and Non-Op, as a percentage of revenue, was 38.1% for the year ended December 31, 2011, as compared to 40.6% for 2010. The improvement was primarily due to proportionately lower support staff costs in relation to the increase in contracting revenue.

Business reorganization expenses

For the year ended December 31, 2012, business reorganization expenses were $5.1 million, as compared to $0.7 million and $1.4 million for the same periods in 2011 and 2010, respectively. Business reorganization expenses in 2012 were attributable to employee termination benefits and lease exit costs. Business reorganization expenses incurred in 2011 and 2010 were primarily for changes in estimate of lease exit costs for an office in the U.K.

Operating Income and EBITDA

	Year Ended December 31,
	2012	2011	Change in amount	Change in %	2010	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Operating income:	$1.3	$13.6	$(12.3)	(90.3)%	$5.1	$8.5	(a)
EBITDA (loss)	$(3.0)	$8.0	$(11.0)	(a)	$1.3	$6.7	(a)
EBITDA (loss) as a percentage of revenue	(0.9)%	2.2%	N/A	N/A	0.4%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.

For the year ended December 31, 2012, EBITDA loss was $3.0 million, or 0.9% of revenue, as compared to EBITDA of $8.0 million, or 2.2% of revenue, for 2011. The decrease in EBITDA for the year ended December 31, 2012 was principally due to the decline in gross margin and business reorganization expenses. Operating income was $1.3 million for the year ended December 31, 2012, as compared to operating income of $13.6 million for 2011.
For the year ended December 31, 2011, EBITDA was $8.0 million, or 2.2% of revenue, as compared to $1.3 million, or 0.4% of revenue, for 2010. The increase in EBITDA was primarily from higher contracting margins and higher productivity. Operating income was $13.6 million for the year ended December 31, 2011, as compared to $5.1 million for 2010.
The difference between operating income and EBITDA for the years ended December 31, 2012, 2011 and 2010 was principally due to the inclusion of corporate management fees and depreciation in the determination of operating income.
The following are discussed in reported currency

Corporate expenses, net of corporate management fee allocations

Corporate expenses were $3.3 million for the year ended December 31, 2012, as compared to $2.1 million for 2011, an increase of $1.2 million, or 57.7%. The increase was principally due to lower management fee allocations in 2012.

Corporate expenses were $2.1 million for the year ended December 31, 2011, as compared to $4.6 million for 2010, a decrease of $2.5 million, or 54.7%. The decrease was primarily due to a larger allocation of corporate management fees charged to the reportable segments and decreased professional fees. These reductions were partially offset by increased staff costs for incentive compensation based on improved results for 2011 and costs incurred in connection with the change in the Company's Chief Executive Officer.

For the year ended December 31, 2012, business reorganization expenses were $0.4 million primarily for employee termination benefits. There were no business reorganization expenses for the years ended December 31, 2011 and 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense was $6.4 million for the year ended December 31, 2012, as compared to $6.3 million for 2011.

Depreciation and amortization expense was $6.3 million for the year ended December 31, 2011, as compared to $8.2 million for 2010, a decrease of $1.9 million, or 23.6%. The decrease was primarily due to reduced capital expenditures in 2011 and recent years prior to 2011.

Interest Expense

Interest expense was $0.6 million for the year ended December 31, 2012, as compared to $1.1 million and $1.3 million for 2011 and 2010, respectively. The decrease in interest expense was entirely due to lower borrowings under the Company's credit facilities.

Provision for (Benefit from) Income Taxes

The benefit from income taxes for the year ended December 31, 2012 was $1.7 million on $7.0 million of pre-tax loss, as compared to a provision for income taxes of $5.3 million on $16.2 million of pre-tax income for 2011. The effective tax rate for the year ended December 31, 2012 was 24.0%, as compared to 32.9% for 2011. The change in the Company's effective tax rate for the year ended December 31, 2012 as compared to 2011 was primarily attributable to the Company's reduction of reserves of approximately $3.6 million for uncertain tax positions, principally in connection with the settlement of an appeal with the Commonwealth of Pennsylvania, and lower foreign withholding taxes, partially offset by the inability to benefit from losses in certain foreign jurisdictions in 2012. The effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to a reduction in reserves for uncertain tax positions and lower foreign withholding taxes, partially offset by the inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, non-deductible expenses and foreign tax rates that vary from the U.S. Federal statutory rate.

The provision for income taxes for the year ended December 31, 2011 was $5.3 million on $16.2 million of pre-tax income, as compared to a provision for income taxes of $1.5 million on a $3.0 million pre-tax loss for 2010. The effective tax rate for the year ended December 31, 2011 was 32.9%, as compared to negative 50.1% for 2010. The change in the Company's effective tax rate for the year ended December 31, 2011 as compared to the same period in 2010 resulted from an overall increase in worldwide pre-tax income, including the U.S., Canada and New Zealand in which regions the Company has historically been unable to record tax benefits on operating losses. The effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the utilization of U.S. net operating losses, partially offset by the inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, non-deductible expenses and foreign tax rates that vary from the U.S. Federal statutory rate.

Net Income (Loss)

Net loss was $5.3 million for the year ended December 31, 2012, as compared to net income of $10.9 million for 2011, a decrease in net income of $16.2 million. Basic and diluted loss per share were $0.17 for the year ended December 31, 2012, as compared to basic and diluted earnings per share of $0.35 and $0.34, respectively, for 2011.

Net income was $10.9 million for the year ended December 31, 2011, as compared to a net loss of $4.7 million for 2010, an increase in net income of $15.6 million. Basic and diluted earnings per share were $0.35 and $0.34, respectively, for the year ended December 31, 2011, as compared to basic and diluted loss per share of $0.16 for 2010.

Liquidity and Capital Resources
As of December 31, 2012, cash and cash equivalents totaled $38.7 million, as compared to $37.3 million as of December 31, 2011 and $29.5 million as of December 31, 2010. The following table summarizes the cash flow activities for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
(In millions)	2012	2011	2010
Net cash provided by (used in) operating activities	$13.2	$13.4	$(15.7)
Net cash provided by (used in) investing activities	(8.3)	(6.6)	1.1
Net cash provided by (used in) financing activities	(4.3)	1.6	7.6
Effect of exchange rates on cash and cash equivalents	0.7	(0.7)	0.4
Net increase (decrease) in cash and cash equivalents	1.4	7.8	(6.5)

Cash Flows from Operating Activities
For the year ended December 31, 2012, net cash provided by operating activities was $13.2 million and was essentially the same as compared to 2011. The net cash provided by operating activities in the current year was driven by strong working capital management and $3.9 million of landlord-funded leasehold improvements in Asia Pacific (offset in cash flow from investing), with some reduction for lower current year operating results.
For the year ended December 31, 2011, net cash provided by operating activities was $13.4 million, as compared to net cash used in operating activities of $15.7 million for 2010, an increase in net cash provided by operating activities of $29.1 million. The improvement was driven by the increase in net income, lower payments for 2010 restructuring programs and improved accounts receivable collection in 2011.

Cash Flows from Investing Activities
For the year ended December 31, 2012, net cash used in investing activities was $8.3 million, as compared to $6.6 million for 2011, an increase of $1.7 million. The increase was primarily attributable to $3.9 million of landlord funded leasehold improvements in connection with a newly leased property in 2012.

For the year ended December 31, 2011, net cash used in investing activities was $6.6 million, as compared to net cash provided by investing activities of $1.1 million for 2010, an increase in net cash used in investing activities of $7.7 million. The driver of the increase was higher capital expenditures, primarily for investments in information technology, and the non-recurrence of the sale of warrants, partially offset by the final earn-out payment for the Tony Keith acquisition in 2010.
Cash Flows from Financing Activities
For the year ended December 31, 2012, net cash used in financing activities was $4.3 million, as compared to net cash provided by financing activities of $1.6 million for 2011, an increase in cash used in financing activities of $5.9 million. The increase in cash used in financing activities was primarily attributable to repayments under the Company's credit agreements in 2012.
For the year ended December 31, 2011, net cash provided by financing activities was $1.6 million, as compared to $7.6 million for 2010, a decrease in net cash provided by financing activities of $5.9 million. The decrease was primarily due to the non-recurrence of $19.2 million from the issuance of common stock, partially offset by increased net borrowings of $11.4 million for incremental working capital and the non-recurrence of $2.1 million of payments in 2010 associated with a change in our credit facility.

Credit Agreements
Credit Agreement with RBS Citizens Business Capital

On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), and on February 22, 2012, June 26, 2012 and December 31, 2012, the Company and certain of its North American and U.K. subsidiaries entered into Amendments No. 1, No. 2 and No. 3, respectively, to the senior secured revolving credit facility with RBS (as amended, the “Revolver Agreement”). The Revolver Agreement provides the Company with the ability to borrow up to $40.0 million, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50.0 million, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the U.K. and North America operations, less required reserves. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1.5 million of deferred financing costs, which are being amortized over the term of the agreement. The maturity date of the Revolver Agreement is August 5, 2014. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and can be made with an interest rate based on a base rate plus an applicable margin or on the LIBOR rate for the applicable period plus an applicable margin. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement) and is determined as follows:

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

The details of the Revolver Agreement as of December 31, 2012 were as follows:

(In millions)	December 31, 2012
Borrowing base	$29.0
Less: adjustments to the borrowing base
Minimum excess availability	(10.0)
Outstanding letters of credits	(2.1)
Adjusted borrowing base	16.9
Less: outstanding borrowing	—
Additional borrowing availability	$16.9
Interest rates on outstanding borrowing	4.50%

The Revolver Agreement contains various restrictions and covenants including: (1) a requirement to maintain a minimum excess availability of $10 million until such time that, for two consecutive fiscal quarters, the Company’s Fixed Charge Coverage Ratio is at least 1.2x (such occurrence, a “Trigger Event”), at which time the Company’s required minimum excess availability is reduced to $5 million; (2) upon the occurrence of a Trigger Event, a minimum required Fixed Charge Coverage Ratio of 1.1x; (3) a requirement to maintain minimum EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $1 million; (4) a limit on the payment of dividends of not more than $5 million per year and subject to certain conditions; (5) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (6) a limit on investments, and a limit on acquisitions of not more than $25 million in cash and $25 million in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (7) a limit on dispositions of assets of not more than $4 million per year. The Company was in compliance with all covenants under the Revolver Agreement as of December 31, 2012.

Credit Agreement with Westpac Banking Corporation
On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a Facility Agreement, dated November 29, 2011 (the “Facility Agreement”), with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”).
The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $16.4 million (AUD20 million) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2.9 million (NZD3.5 million) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $5.2 million (AUD5 million) (“Tranche C”) for the Australian subsidiary.
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
The details of the Facility Agreement as of December 31, 2012 were as follows:

(In millions)	December 31, 2012
Tranche A:
Borrowing capacity	$16.4
Less: outstanding borrowing	—
Additional borrowing availability	$16.4
Interest rates on outstanding borrowing	5.08%
Tranche B:
Borrowing capacity	$2.9
Less: outstanding borrowing	—
Additional borrowing availability	$2.9
Interest rates on outstanding borrowing	6.03%
Tranche C:
Borrowing capacity	$5.2
Less: outstanding borrowing	(2.9)
Additional borrowing availability	$2.3
Interest rates on outstanding borrowing	1.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $18.2 million (AUD$17.5 million); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve month period; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all covenants under the Facility Agreement as of December 31, 2012.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, Singapore and Mainland China. As of December 31, 2012, the Netherlands subsidiary could borrow up to $2.3 million (€$1.7 million) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary had a $1.3 million (€1 million) overdraft facility as of December 31, 2012. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus a margin, and were 2.61% as of December 31, 2012. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.8 million (SGD1 million) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus 1.75%, and it was 6.00% on December 31, 2012. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. In Mainland China, the Company’s subsidiary can borrow up to $1 million for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate plus 200 basis points, and it was 7.60% on December 31, 2012. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of December 31, 2012.
The average monthly outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and Mainland China was $1.1 million for the year ended December 31, 2012. The weighted average interest rate on all outstanding borrowings as of December 31, 2012 was 4.90%.
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
Liquidity Outlook

As of December 31, 2012, the Company had cash and cash equivalents on hand of $38.7 million supplemented by additional borrowing availability of $16.9 million under the Revolver Agreement, and $24.8 million of additional borrowing availability under the Facility Agreement and other lending arrangements in Belgium, the Netherlands, Singapore and Mainland China. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of December 31, 2012. The Company's near-term cash requirements during 2013 are primarily related to funding operations, restructuring actions and capital expenditures. For 2013, the Company expects to make capital expenditures of approximately $6.0 million to $8.0 million and payments in connection with the 2012 Plan of approximately $2.0 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

As of December 31, 2012, $9.5 million of the Company's cash and cash equivalents noted above was held in the United States and the remainder was held internationally, primarily in Australia ($8.3 million), the United Kingdom ($9.0 million), the Netherlands ($2.6 million) and Mainland China ($2.3 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision.  In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds.  The Company has not provided for Federal income or foreign withholding taxes on these undistributed foreign earnings.  The Company has not done so because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

For the year ended December 31, 2012, the sovereign debt crisis in Europe and the slowing of the recovery in other major economies continued to negatively impact the markets where the Company operates. The Company believes that future external market conditions remain uncertain, particularly the access to credit, rates of near-term projected economic growth and levels of unemployment in the markets in which it operates. Due to these uncertain external market conditions, the Company cannot provide assurance that its actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company could be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination of those sources. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Off-Balance Sheet Arrangements.

As of December 31, 2012, the Company had no off-balance sheet arrangements.

Contractual Obligations.

The Company has entered into various commitments that will affect its cash generation capabilities going forward. Specifically, it has entered into a number of non-cancelable operating leases for facilities and equipment worldwide. Future contractual obligations as of December 31, 2012 were as follows (dollars in thousands) (commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2012):

	Less than			More than
Contractual Obligation (a)	1 year	1 to 3 years	3 to 5 years	5 years	Total
Operating lease obligations	$24,024	$34,408	$24,454	$21,840	$104,726
Other long term liabilities:
Reorganization expenses	1,916	1,504	—	—	3,420
Total	$25,940	$35,912	$24,454	$21,840	$108,146

a.
The Company's other non-current liabilities of $18.3 million in the Consolidated Balance Sheet as of December 31, 2012 are primarily comprised of income taxes, unrecognized tax benefits, deferred rent, and other various accruals. As the timing and/or amounts of any cash payment is uncertain, the related amounts have not been reflected in the table above.

Contingencies
From time to time in the ordinary course of business, the Company is subject to compliance audits by U.S. Federal, state and local and foreign government regulatory, tax and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, income, value-added and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities. Periodic events and management actions such as business reorganization initiatives can change the number and type of audits, claims, lawsuits, contract disputes or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters.
The economic circumstances of the past several years have given rise to many news reports and bulletins from clients, tax authorities and other parties about changes in their procedures for audits, payment, plans to challenge existing contracts and other such matters aimed at being more aggressive in the resolution of such matters in their own favor. The Company believes that it has appropriate procedures in place for identifying and communicating any matters of this type, whether asserted or likely to be asserted, and it evaluates its liabilities in light of the prevailing circumstances. Changes in the behavior of third parties could cause the Company to change its view of the likelihood of a claim and what might constitute a trend. In the last twelve months, the Company has not seen a marked difference in employee or client disputes.
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of December 31, 2012. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Accounts Receivable

The Company's accounts receivable balances are composed of trade and unbilled receivables. The Company maintains an allowance for doubtful accounts and makes ongoing estimates as to the collectability of the various receivables. If the Company determines that the allowance for doubtful accounts is not adequate to cover estimated losses, an expense to provide for doubtful accounts is recorded in selling, general and administrative expenses. If an account is determined to be uncollectible, it is written off against the allowance for doubtful accounts. Management's assessment and judgment are vital requirements in assessing the ultimate realization of these receivables, including the current credit-worthiness, financial stability and effect of market conditions on each customer.

Income Taxes

We account for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. This standard establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities. It requires an asset and liability approach for financial accounting and reporting of income taxes.

The calculation of net deferred tax assets assumes sufficient future earnings for the realization of such assets as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time. See Note 5 to the Consolidated Financial Statements for further information regarding deferred tax assets and valuation allowance.

ASC 740-10-55-3 “Recognition and Measurement of Tax Positions - a Two Step Process” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In addition, ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

The Company's unrecognized tax benefits, if recognized in the future, would affect the annual effective income tax rate. See Note 5 to the Consolidated Financial Statements for further information regarding unrecognized tax benefits. We elected to continue our historical practice of classifying applicable interest and penalties as a component of the provision for income taxes.

We provide tax reserves for Federal, state, local and international exposures relating to periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. We assess our tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Consolidated Financial Statements. Where applicable, associated interest and penalties have also been recognized. Although the outcome relating to these exposures are uncertain, we believe that our reserves reflect the probable outcome of known tax contingencies. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties which render them inestimable. If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have a material impact on our results of operations.

Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision. The Company has not provided for Federal income or foreign withholding taxes on these undistributed foreign earnings.  The Company has not done so because a distribution of these foreign earnings with a material incremental tax provision is unlikely to occur in the foreseeable future. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

Intangibles and Long-lived Assets

The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected un-discounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets. If the un-discounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the cash flows using its weighted average cost of capital. The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.”

Self-Insurance Liabilities

In the Company's U.S. operation, the Company utilizes a combination of insurance and self-insurance for employee related health care benefits (a portion of which is paid by its employees). Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Liabilities associated with the risks that the Company retains are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Although the Company's claims experience has not displayed substantial volatility in the past, actual experience could materially vary from its historical experience in the future. Factors that affect these estimates include, but are not limited to, inflation, the number and severity of claims and regulatory changes. In the future, if the Company concludes an adjustment to self insurance accruals is required, the liability will be adjusted accordingly.

Stock-Based Compensation

Under ASC 718 "Compensation - Stock Compensation", the Company uses the Black-Scholes option pricing model to determine the fair value of its stock options. The Black-Scholes model includes various assumptions, including the expected life of stock options, the expected risk free interest rate and the historic volatility of the Company's stock price. These assumptions reflect the Company's best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. As a result, if other assumptions had been used, total stock-based compensation cost, as determined in accordance with ASC 718 could have been materially impacted. Furthermore, if the Company uses different assumptions for future grants, stock-based compensation cost could be materially impacted in future periods.

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

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company will comply with the disclosure requirements of this ASU for the quarter ending March 31, 2013.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) risks related to fluctuations in the Company’s operating results from quarter to quarter, (3) the ability of clients to terminate their relationship with the Company at any time, (4) competition in the Company’s markets, (5) risks associated with the Company’s investment strategy, (6) risks related to international operations, including foreign currency fluctuations, (7) the Company’s dependence on key management personnel, (8) the Company’s ability to attract and retain highly-skilled professionals, (9) the Company’s ability to collect its accounts receivable, (10) the negative cash flows and operating losses that the Company has experienced from time to time, (11) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (12) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (13) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (14) risks related to providing uninterrupted service to clients, (15) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (16) the Company’s ability to utilize net operating loss carry-forwards, (17) volatility of the Company’s stock price, (18) the impact of government regulations, and (19) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2012, the Company earned approximately 86% of its gross margin outside the United States (“U.S.”), and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the stockholders’ equity section of the Consolidated Balance Sheets. The translation of the foreign currency into U.S. dollars is reflected as a component of stockholders’ equity and does not impact our operating results.
As more fully described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has credit agreements with RBS Citizens Business Capital, Westpac Banking Corporation and other credit agreements with lenders in Belgium, the Netherlands, New Zealand, Singapore and Mainland China. The Company does not hedge the interest risk on borrowings under the credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15 (f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management believes that, as of December 31, 2012, the Company's internal control over financial reporting was effective based on those criteria.

The Company's independent registered public accounting firm, KPMG LLP, has issued a report on the effectiveness of the Company's internal control over financial reporting. That report is set forth immediately following the report of KPMG LLP on the financial statements included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hudson Global, Inc.:

We have audited the accompanying consolidated balance sheets of Hudson Global, Inc. and subsidiaries (Hudson Global, Inc.) as of December 31, 2012 and 2011, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules included in Item 15 of Form 10-K. These consolidated financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Global, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hudson Global, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 26, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hudson Global, Inc.:
We have audited Hudson Global Inc.'s and subsidiaries (Hudson Global, Inc.) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Global, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hudson Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Global, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 26, 2013

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue	$777,577	$933,736	$794,542
Direct costs	492,710	579,431	495,969
Gross margin	284,867	354,305	298,573
Operating expenses:
Salaries and related	205,412	252,785	222,185
Office and general	65,747	69,298	65,185
Marketing and promotion	6,126	7,816	6,943
Depreciation and amortization	6,438	6,251	8,184
Business reorganization expenses	7,782	720	1,694
Total operating expenses	291,505	336,870	304,191
Operating income (loss)	(6,638)	17,435	(5,618)
Non-operating income (expense):
Interest income (expense), net	(635)	(1,143)	(1,278)
Other income (expense), net	254	(44)	4,500
Fee for early extinguishment of credit facility	—	—	(563)
Income (loss) from continuing operations before provision for income taxes	(7,019)	16,248	(2,959)
Provision for (benefit from) income taxes	(1,684)	5,339	1,482
Income (loss) from continuing operations	(5,335)	10,909	(4,441)
Income (loss) from discontinued operations, net of income taxes	—	—	(244)
Net income (loss)	$(5,335)	$10,909	$(4,685)
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.17)	$0.35	$(0.15)
Income (loss) from discontinued operations	—	—	(0.01)
Net income (loss) - basic	$(0.17)	$0.35	$(0.16)
Diluted
Income (loss) from continuing operations	$(0.17)	$0.34	$(0.15)
Income (loss) from discontinued operations	—	—	(0.01)
Net income (loss) - diluted	$(0.17)	$0.34	$(0.16)
Weighted-average shares outstanding:
Basic	32,060	31,566	29,931
Diluted	32,060	31,989	29,931
Comprehensive income (loss):
Net income (loss)	$(5,335)	$10,909	$(4,685)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	2,169	(647)	393
Defined benefit pension plans - unrecognized net actuarial gain (loss) and prior service costs (credit), net of income taxes	(290)	—	—
Total other comprehensive income (loss), net of income taxes	1,879	(647)	393
Comprehensive income (loss)	$(3,456)	$10,262	$(4,292)

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$38,653	$37,302
Accounts receivable, less allowance for doubtful accounts of $1,167 and $1,772, respectively	107,216	131,489
Prepaid and other	11,543	13,132
Total current assets	157,412	181,923
Property and equipment, net	20,050	17,838
Deferred tax assets, non-current	9,816	8,628
Other assets	6,190	8,157
Total assets	$193,468	$216,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,292	$12,025
Accrued expenses and other current liabilities	55,960	74,248
Short-term borrowings	—	3,384
Accrued business reorganization expenses	1,916	858
Total current liabilities	67,168	90,515
Other non-current liabilities	7,853	6,388
Deferred rent and tenant improvement contributions	8,061	4,479
Income tax payable, non-current	3,845	7,807
Total liabilities	86,927	109,189
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 33,100 and 32,776 shares, respectively	33	33
Additional paid-in capital	473,372	470,786
Accumulated deficit	(387,027)	(381,692)
Accumulated other comprehensive income	20,536	18,657
Treasury stock, 79 and 79 shares, respectively, at cost	(373)	(427)
Total stockholders’ equity	106,541	107,357
Total liabilities and stockholders' equity	$193,468	$216,546

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(5,335)	$10,909	$(4,685)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,438	6,251	8,184
Provision for (recovery of) doubtful accounts	(149)	132	392
Provision for (benefit from) deferred income taxes	(310)	1,272	(223)
Stock-based compensation	2,574	3,221	1,724
Fee for early extinguishment of credit facility	—	—	563
Gains on sale of assets	(558)	—	(3,369)
Other, net	481	131	462
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	27,144	(3,983)	(27,252)
Decrease (increase) in prepaid and other assets	3,448	(202)	(2,789)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(22,452)	(2,534)	17,366
Increase (decrease) in accrued business reorganization expenses	1,878	(1,801)	(6,031)
Net cash provided by (used in) operating activities	13,159	13,396	(15,658)
Cash flows from investing activities:
Capital expenditures	(8,647)	(6,832)	(3,264)
Proceeds from sale of assets	375	248	81
Proceeds from note and sale of warrants	—	—	6,179
Payment for acquisitions	—	—	(1,856)
Net cash provided by (used in) investing activities	(8,272)	(6,584)	1,140
Cash flows from financing activities:
Borrowings under credit agreements	74,534	237,779	99,914
Repayments under credit agreements	(77,765)	(235,752)	(109,304)
Repayment of capital lease obligations	(443)	—	—
Payment for early extinguishment of credit facility	—	—	(563)
Payment of deferred financing costs	—	—	(1,565)
Proceeds from issuance of common stock, net	—	—	19,167
Purchase of restricted stock from employees	(600)	(388)	(71)
Net cash provided by (used in) financing activities	(4,274)	1,639	7,578
Effect of exchange rates on cash and cash equivalents	738	(672)	399
Net increase (decrease) in cash and cash equivalents	1,351	7,779	(6,541)
Cash and cash equivalents, beginning of the period	37,302	29,523	36,064
Cash and cash equivalents, end of the period	$38,653	$37,302	$29,523
Supplemental disclosures of cash flow information:
Cash payments during the period for interest	$333	$1,059	$1,098
Cash payments during the period for income taxes, net of refunds	$2,985	$4,046	$1,905

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at January 1, 2010	26,722	$27	$445,541	$(387,916)	$18,911	$(303)	$76,260
Net income (loss)	—	—	—	(4,685)	—	—	(4,685)
Other comprehensive income (loss), translation adjustments	—	—	—	—	393	—	393
Issuance of shares	4,830	5	19,111	—	—	—	19,116
Purchase of restricted stock from employees	(16)	—	—	—	—	(71)	(71)
Issuance of shares for 401(k) plan contribution	121	—	206	—	—	335	541
Stock-based compensation	514	—	1,724	—	—	—	1,724
Balance at December 31, 2010	32,171	$32	$466,582	$(392,601)	$19,304	$(39)	$93,278
Net income (loss)	—	$—	$—	$10,909	$—	$—	10,909
Other comprehensive income (loss), translation adjustments	—	$—	$—	$—	$(647)	$—	(647)
Purchase of restricted stock from employees	(70)	$—	$—	$—	—	$(388)	(388)
Issuance of shares for 401(k) plan contribution	92	$—	$602	$—	$—	$—	602
Stock-based compensation	504	$1	$3,602	$—	$—	$—	3,603
Balance at December 31, 2011	32,697	$33	$470,786	$(381,692)	$18,657	$(427)	$107,357
Net income (loss)	—	—	—	(5,335)	—	—	(5,335)
Other comprehensive income (loss), translation adjustments	—	—	—	—	2,169	—	2,169
Other comprehensive income (loss), pension liability adjustment					(290)		(290)
Purchase of restricted stock from employees	(124)	—	—	—	—	(600)	(600)
Issuance of shares for 401(k) plan contribution	124	—	12	—	—	654	666
Stock-based compensation	324	—	2,574	—	—	—	2,574
Balance at December 31, 2012	33,021	$33	$473,372	$(387,027)	$20,536	$(373)	$106,541

See accompanying notes to consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS
Hudson Global, Inc. and its subsidiaries (the “Company”) are comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe (“Hudson regional businesses” or “Hudson”). The Company provides specialized professional-level recruitment and related talent solutions worldwide. The Company’s core service offerings include Permanent Recruitment, Contract Consulting, Legal eDiscovery, Recruitment Process Outsourcing (“RPO”) and Talent Management Solutions.
The Company has operated as an independent publicly-held company since April 1, 2003 when the eResourcing division of Monster Worldwide, Inc., formerly TMP Worldwide, Inc., composed of 67 acquisitions made between 1999 and 2001, was spun off. As of December 31, 2012, the Company had approximately 2,000 employees operating in 20 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. For the years ended December 31, 2012, 2011 and 2010, the amounts and percentage of the Company’s total gross margin from the three reportable segments were as follows:

	For The Year Ended December 31,
	2012		2011		2010
	Gross Margin ($)%		Gross Margin ($)%		Gross Margin ($)%
Hudson Americas	$43,164	15.15%	$50,778	14.33%	$39,417	13.20%
Hudson Asia Pacific	117,428	41.22%	146,917	41.47%	121,965	40.85%
Hudson Europe	124,275	43.63%	156,610	44.20%	137,191	45.95%
Total	$284,867	100.00%	$354,305	100.00%	$298,573	100.00%

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
Talent Management Solutions: Featuring embedded proprietary talent assessment and selection methodologies, Hudson’s Talent Management Solutions capability encompasses services such as talent assessment (utilizing a variety of competency, attitude and experiential testing), interview training, executive coaching, employee development and outplacement.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revision of Prior Period Balances

During the fourth quarter of fiscal year 2012, the Company identified certain balances requiring correction in its consolidated financial statements that originated during the year ended December 31, 2003. The balances were isolated and limited to the reported balance of Cumulative Translation Adjustment “CTA” and include amounts principally for (i) the incorrect retention of CTA upon the substantial liquidation of two foreign subsidiaries; and (ii) the write-off of CTA in connection with the recording of goodwill impairment charges. The corrections, have been recorded in this Form 10-K as an adjustment to the January 1, 2010 opening balance in the Consolidated Statement of Changes in Stockholders' Equity and the December 31, 2011 Consolidated Balance Sheet as a decrease to Accumulated Other Comprehensive Income and a corresponding decrease to Accumulated Deficit for $15,598. The revision did not affect the Company's Consolidated Statements of Cash Flows or Consolidated Statements of Operations and Other Comprehensive Income (Loss) for any of the periods presented in this Form 10-K. The revision is not material to any previously issued financial statements.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions between and among the Company and its subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities, the disclosures about contingent assets and liabilities, and the reported amounts of revenue and expenses. Such estimates include the value of purchase consideration, allowances for doubtful accounts, insurance recovery receivable, goodwill, intangible assets, and other long-lived assets, legal reserve and provision, estimated self-insured liabilities, assumptions used in the fair value of stock-based compensation and the valuation of deferred tax assets. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates the estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

Instability in the global credit markets, including the recent European economic and financial turmoil experienced in 2012 related to sovereign debt issues in certain countries, the instability in the geopolitical environment in many parts of the world and other factors may continue to put pressure on global economic conditions and may in turn impact the aforementioned estimates and assumptions.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Nature of Business and Credit Risk

The Company's revenue is earned from professional placement services, mid-level employee professional staffing and temporary contracting services and human capital services. These services are provided to a large number of customers in many different industries. The Company operates throughout North America, the United Kingdom, Continental Europe, Australia, New Zealand and Asia. During 2012, no single client accounted for more than 10% of the Company's revenue. As of December 31, 2012, no single client accounted for more than 10% of the Company's outstanding accounts receivable.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral. The Company has not experienced significant losses related to receivables.

Revenue Recognition

The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Temporary contracting revenue is reported on a gross basis when the Company acts as the principal in the transaction and is at risk for collection in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 605-45, “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent”. The Company's revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.

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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718 "Compensation - Stock Compensation". ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company records stock-based compensation expense net of estimated forfeitures. The Company estimates its forfeiture rate based on historical data such as stock option exercise activities and employee termination patterns. The Company analyzed its historical forfeiture rate, the remaining lives of unvested awards and the amount of vested awards as a percentage of total awards outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current periods.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

For stock options, the Black-Scholes option pricing model considers, among other factors, the expected volatility of the Company's stock price, risk-free interest rates, dividend rate and the expected life of the award. Expected volatilities are calculated based on the historical volatility of the Company's common stock. Volatility is determined using historical prices to estimate the expected future fluctuations in the Company's share price. The risk-free interest rate is based on the U.S. Treasury, the term of which is consistent with the expected term of the option. The dividend rate is assumed to be zero as the Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

When the Company estimates the expected life of stock options, the Company determines its assumptions for the Black-Scholes option-pricing model in accordance with ASC 718 and SAB No. 107. Significant assumptions used in the valuation of stock options include:

· The expected term of stock options is estimated using the simplified method since the Company currently does not have sufficient stock option exercise history.
· The expected risk free interest rate is based on the U.S. Treasury constant maturity interest rate which term is consistent with the expected term of the stock options.
· The expected volatility is based on the historic volatility.

In December 2007, the Securities and Exchange Commission (“SEC”) staff issued SAB No. 110, “Certain Assumptions Used In Valuation Methods - Expected Term”. SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

In accordance with ASC 718, the Company reflects the tax savings resulting from tax deductions in excess of income tax benefits as a financing cash flow in its Consolidated Statement of Cash Flows.

Income Taxes

Earnings from the Company's global operations are subject to tax in various jurisdictions both within and outside the United States. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. This standard establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities. It requires an asset and liability approach for financial accounting and reporting of income taxes.

ASC 740-10-55-3 “Recognition and Measurement of Tax Positions - a Two Step Process” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. The Company provides tax reserves for U.S. Federal, state and local and international unrecognized tax benefits for all periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized. Although the outcome related to these exposures is uncertain, in management's opinion, adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures. In certain circumstances, the ultimate outcome for exposures and risks involve significant uncertainties which render them inestimable. If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have material impact on the Company's results of operations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

U.S. Federal income and foreign withholding taxes have not been provided on the undistributed earnings of foreign subsidiaries. The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without a material incremental tax provision. The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

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

Cash and Cash Equivalents

Cash and cash equivalents, which consist primarily of money market funds, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents. Outstanding checks in excess of cash account balances that are included in accounts payable on the accompanying Consolidated Balance Sheets were insignificant as of December 31, 2012 and 2011.

Accounts Receivable

The Company's accounts receivable balances are composed of trade and unbilled receivables. The Company maintains an allowance for doubtful accounts and makes ongoing estimates as to the ability to collect on the various receivables. If the Company determines that the allowance for doubtful accounts is not adequate to cover estimated losses, an expense to provide for doubtful accounts is recorded in office and general expenses. If an account is determined to be uncollectible, it is written off against the allowance for doubtful accounts. Management's assessment and judgment are vital requirements in assessing the ultimate realization of these receivables, including the current credit-worthiness, financial stability and effect of market conditions on each customer.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight line method over the following estimated useful lives:

Years
Furniture and equipment	3 - 8
Capitalized software costs	3 - 5
Computer equipment	2 - 5

Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term. The amortization periods of material leasehold improvements are estimated at the inception of the lease term.

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with the ASC 350-40, “Intangibles Goodwill and Other: Internal-Use Software.” Costs incurred during the application-development stage for software purchased and further customized by outside vendors for the Company's use and software developed by a vendor for the Company's proprietary use have been capitalized. Costs incurred for the Company's own personnel who are directly associated with software development are capitalized as appropriate. Capitalized software costs are included in property and equipment.

Long-Lived Assets and Amortizable Intangibles

Intangible assets are amortized on a straight line basis over their estimated useful life. The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the cash flows using its weighted average cost of capital. The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.”

Goodwill

ASC 350-20-35 “Intangibles-Goodwill and Other, Goodwill Subsequent Measurement” requires that goodwill not be amortized but be tested for impairment on an annual basis, or more frequently if circumstances warrant. The Company tests goodwill for impairment annually as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value. Per the provisions of ASC 350, the Company elects to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the qualitative assessment, the Company considers events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and the trend of cash flows, other relevant company-specific events and the ''cushion'' between a reporting unit's fair value and carrying amount in the recent fair value calculation. If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company's reporting units are the components within the reportable segments identified in Note 15.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

If the fair value of a reporting unit exceeds its carrying amount, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two compares the implied fair value of the reporting unit's goodwill with the current carrying amount of that goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment amount equal to the difference is recorded.

Foreign Currency Translation

The financial position and results of operations of the Company's international subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statements of Operations accounts are translated at the average rate of exchange prevailing during each period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income (loss) account in stockholders' equity, other than translation adjustments on short-term intercompany balances, which are included in other income (expense). Gains and losses resulting from other foreign currency transactions are included in other income (expense). Intercompany receivable balances of a long-term investment nature are considered part of the Company's permanent investment in a foreign jurisdiction and the gains or losses on these balances are reported in other comprehensive income.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's other comprehensive income (loss) is primarily comprised of foreign currency translation adjustments, which relate to investments that are permanent in nature, and changes in unrecognized pension and post-retirement benefit costs. To the extent that such amounts relate to investments that are permanent in nature, no adjustments for income taxes are made.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 3 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	For The Year Ended
	2012			2011			2010
	Temporary Contracting	Other	Total	Temporary Contracting	Other	Total	Temporary Contracting	Other	Total
Revenue	$579,914	$197,663	$777,577	$692,665	$241,071	$933,736	$585,321	$209,221	$794,542
Direct costs (1)	478,126	14,584	492,710	564,462	14,969	579,431	482,175	13,794	495,969
Gross margin	$101,788	$183,079	$284,867	$128,203	$226,102	$354,305	$103,146	$195,427	$298,573

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

NOTE 4 – STOCK-BASED COMPENSATION
Equity Compensation Plans
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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. On April 26, 2012, the Company’s stockholders approved an amendment to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance to participants by 2,500,000 shares. As of December 31, 2012, there were 2,746,145 shares of the Company’s common stock available for future issuance.
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

For the years ended December 31, 2012, 2011 and 2010, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units, which are included under the caption “Salaries and related” in the accompanying Consolidated Statements of Operations, were as follows:

	For The Year Ended December 31,
	2012	2011	2010
Stock options	$704	$515	$158
Restricted stock	1,275	2,411	1,566
Restricted stock units	595	295	—
Total	$2,574	$3,221	$1,724
Tax benefits recognized in jurisdictions where the Company has taxable income	$105	$285	$132

As of December 31, 2012 and 2011, unrecognized compensation expense and weighted average period over which the compensation expense is expected to be recognized relating to the unvested portion of the Company's stock options, restricted stock, and restricted stock unit awards, in each case, based on the Company's historical valuation treatment, were as follows:

	As of December 31,
	2012		2011
	Unrecognized Expense	Weighted Average Period in Years	Unrecognized Expense	Weighted Average Period in Years
Stock options	$445	1.08	$1,037	1.89
Restricted stock	$1,806	1.38	$2,426	1.46
Restricted stock units	$182	1.52	$387	2.19

Stock Options
Stock options granted by the Company generally expire ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant and generally vest ratably over a four-year period.

The following were the weighted average assumptions used to determine the fair value of stock options granted by the Company and the details of option activity as of and for the respective periods:

		For The Year Ended December 31,
		2012	2011	2010
	Volatility	(a)	75.1%	(a)
	Risk free interest rate	(a)	2.3%	(a)
	Dividends	(a)	—%	(a)
	Expected life (years)	(a)	6.25	(a)
	Weighted average fair value of options granted during the period	(a)	$3.50	(a)

(a)	Stock option assumptions are not provided above because there were no options granted during the years ended December 31, 2012 and 2010.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Changes in the Company’s stock options for the years ended December 31, 2012, 2011 and 2010 were as follows:

	For The Year Ended December 31,
	2012		2011		2010
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	1,396,350	$11.36	1,548,300	$12.64	1,763,250	$12.79
Granted	—	—	400,000	5.18	—	—
Expired	(157,700)	12.55	(551,950)	10.47	(214,950)	13.86
Options outstanding at December 31,	1,238,650	$11.21	1,396,350	$11.36	1,548,300	$12.64
Options exercisable at December 31,	838,650	$14.09	983,850	$13.96	1,508,000	$12.71

The cash proceeds from the exercise of stock options, associated income tax benefits, total fair value of stock options vested, and total intrinsic value for stock options exercised based on the closing price of the Company's common stock were immaterial for the years ended December 31, 2012, 2011 and 2010.

The weighted average remaining contractual term and the aggregated intrinsic value for stock options outstanding and exercisable as of December 31, 2012 and 2011 were as follows:

	As of December 31,
	2012		2011
	Remaining Contractual Term in Years	Aggregated Intrinsic Value	Remaining Contractual Term in Years	Aggregated Intrinsic Value
Stock options outstanding	4.4	$—	5.1	$—
Stock options exercisable	2.5	$—	3.4	$—

Restricted Stock
A summary of the quantity and vesting conditions for shares of restricted stock granted for the year ended December 31, 2012 was as follows:

Vesting conditions	Number of Shares of Restricted Stock Granted
Performance and service conditions (1) (2)	566,830
Vest 50% on each of the second and third anniversaries of the grant date with service conditions only	35,000
Immediately vested	1,400
Vest two-thirds on the second anniversary of the grant date and one-third on the third anniversary of the grant date with service conditions only	20,000
Vest one-third on each of the first three anniversaries of the grant date with service conditions only	15,000
Total shares of restricted stock granted for the year ended December 31, 2012	638,230

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

(1)	The performance conditions with respect to restricted stock may be satisfied as follows:

(a)
50% of the shares of restricted stock may be earned on the basis of performance as measured by a “Take-out Ratio,” defined as the percentage of the direct, front line costs incurred for the year ended December 31, 2012 divided by the gross margin for the year ended December 31, 2012;

(b)
25% of the shares of restricted stock may be earned on the basis of performance as measured by an employee engagement score for the year ended December 31, 2012 based on an employee survey conducted by a global human resources consulting firm; and

(c)
25% of the shares of restricted stock may be earned on the basis of performance as measured by “Cash Efficiency,” defined as (1) cash flow from operations for the year ended December 31, 2012 divided by (2) gross margin minus selling, general and administrative expenses for the year ended December 31, 2012.

(2)	To the extent shares are earned on the basis of performance, such shares will vest on the basis of service as follows:

(a)	33% of the shares vest on the later of the first anniversary of the grant date or the determination that the performance conditions have been satisfied;

(b)	33% of the shares vest on the second anniversary of the grant date; and

(c)
34% of the shares vest on the third anniversary of the grant date; provided that, in each case, the named executive officer remains employed by the Company from the grant date through the applicable service vesting date.

Changes in the Company’s restricted stock for the years ended December 31, 2012, 2011 and 2010 were as follows:

	For The Year Ended December 31,
	2012		2011		2010
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	1,166,082	$5.12	953,037	$3.64	531,083	$2.70
Granted	638,230	4.59	743,625	6.22	597,732	4.56
Vested	(461,200)	4.86	(295,065)	4.09	(111,112)	4.33
Forfeited	(314,196)	5.26	(235,515)	3.86	(64,666)	3.19
Unvested restricted stock at December 31,	1,028,916	$4.87	1,166,082	$5.12	953,037	$3.64

The total fair value of restricted stock vested during the years ended December 31, 2012, 2011 and 2010 were as follow:

	For The Year Ended December 31,
	2012	2011	2010
Fair value of restricted stock vested	$2,239	$1,207	$481

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Restricted Stock Units
 During the year ended December 31, 2012, the Company granted 76,023 restricted stock units to its non-employee directors pursuant to the Director Plan. The restricted stock units vest immediately upon grant and are credited to each non-employee director's retirement account under the Director Plan.
Changes in the Company’s restricted stock units for the years ended December 31, 2012, 2011 and 2010 were as follows:

	For The Year Ended December 31,
	2012		2011		2010
	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	100,000	$5.18	—	$—	—	$—
Granted	76,023	5.13	127,376	5.37	25,521	5.76
Vested	(76,023)	5.13	(27,376)	6.05	(25,521)	5.76
Unvested restricted stock units at December 31,	100,000	$5.18	100,000	$5.18	—	$—

The total fair value of restricted stock units vested during the years ended December 31, 2012, 2011 and 2010 were as follows:

	For The Year Ended December 31,
	2012	2011	2010
Fair value of restricted stock units vested	$390	$166	$147

Defined Contribution Plan and Non-cash Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. For the years ended December 31, 2012, 2011 and 2010, the Company’s expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	For The Year Ended December 31,
($ in thousands, except otherwise stated)	2012	2011	2010
Expense recognized for the 401(k) plan	$635	$686	$610
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	124	92	121
Market value per share of the Company's common stock on contribution date (in dollars)	$5.35	$6.55	$4.47
Non-cash contribution made for employer matching liability	$666	$602	$541
Additional cash contribution made for employer-matching liability	—	—	111
Total contribution made for employer-matching liability	$666	$602	$652

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 5 – INCOME TAXES

Income Tax Provision

The domestic and foreign components of income (loss) before income taxes from continuing operations were as follows:

	Year ended December 31,
	2012	2011	2010
Domestic	$(400)	$6,313	$1,821
Foreign	(6,619)	9,935	(4,780)
Income (loss) from continuing operations before provision for income taxes	$(7,019)	$16,248	$(2,959)

The provision for (benefit from) income taxes from continuing operations was as follows:

	Year ended December 31,
	2012	2011	2010
Current tax provision (benefit):
U.S. Federal	$—	$—	$—
State and local	(3,214)	239	(819)
Foreign	1,840	3,828	2,524
Total current provision for (benefit from) income taxes	(1,374)	4,067	1,705
Deferred tax provision (benefit):
U.S. Federal	—	—	—
State and local	—	—	—
Foreign	(310)	1,272	(223)
Total deferred provision for (benefit from) income taxes	(310)	1,272	(223)
Total provision for (benefit from) income taxes from continuing operations	$(1,684)	$5,339	$1,482

Tax Rate Reconciliation

The effective tax rates for the years ended December 31, 2012, 2011 and 2010 were 24.0%, 32.9% and negative 50.1%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% due to the inability to recognize tax benefits on net U.S. losses, state taxes, non-deductible expenses such as certain acquisition related payments, variations from the U.S. tax rate in foreign jurisdictions and taxes on repatriations of foreign profits. The following is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2012, 2011 and 2010 to the U.S. Federal statutory rate of 35%:

	Year ended December 31,
	2012	2011	2010
Provision for (benefit from) continuing operations at Federal statutory rate of 35%	$(2,457)	$5,687	$(1,036)
State income taxes, net of Federal income tax effect	(2,089)	155	(532)
Change in valuation allowance	2,545	(3,284)	2,970
Taxes related to foreign income	(2,505)	(112)	(467)
Nondeductible expenses and others	2,822	2,893	547
Provision for (benefit from) income tax	$(1,684)	$5,339	$1,482

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Deferred Taxes Assets (Liabilities)

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Net deferred tax assets were included in other current assets and other assets in the accompanying Consolidated Balance Sheets. Significant temporary differences at December 31, 2012 and 2011 were as follows:

	As of December 31,
	2012	2011
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$145	$362
Prepaid expenses	—	(543)
Accrued and other current liabilities	1,015	1,077
Accrued compensation liabilities	2,886	3,763
Tax loss carry-forwards	—	—
Current deferred tax assets (liabilities), gross, total	4,046	4,659
Valuation allowance	(610)	(566)
Total current deferred tax asset, net of valuation allowance	3,436	4,093
Non-current deferred tax assets (liabilities):
Property and equipment	3,355	2,093
Goodwill and intangibles	14,434	18,467
Accrued and other non-current liabilities	1,775	1,062
Deferred compensation	3,613	3,735
Other	—	1,873
Tax loss carry-forwards	140,068	132,298
Non-current deferred tax assets (liabilities), gross, total	163,245	159,528
Valuation allowance	(153,718)	(151,217)
Total non-current deferred tax asset (liabilities), net of valuation allowance	9,527	8,311
Deferred tax assets (liabilities), net of valuation allowance, total	$12,963	$12,404

Net Operating Losses (“NOLs”) and Valuation Allowance

At December 31, 2012, the Company had net NOLs for U.S. Federal tax purposes of approximately $288,747. This total includes approximately $16,584 of tax losses that were not absorbed by Monster on its consolidated U.S. Federal tax returns through the Distribution Date. NOLs expire at various dates through 2032. The NOL balance does not include a deduction in the amount of $5,030 attributable to stock options and restricted stock until such time as the Company recognizes the deferred tax asset associated with such deduction. The Company's utilization of NOLs is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which may limit our ability to utilize all of the existing NOLs before the expiration dates. As of December 31, 2012, certain international subsidiaries had NOLs for local tax purposes of $108,271. With the exception of $95,936 of NOLs with an indefinite carry forward period as of December 31, 2012, these losses will expire at various dates through 2032, with $235 scheduled to expire during 2013.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. As of December 31, 2012, the valuation allowance of $132,524 relates to the deferred tax asset for NOLs, $109,724 of which is U.S. Federal and state, and $22,800 of which is foreign, that management has determined will more likely than not expire prior to realization, and $21,804 which relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company's U.S. and foreign tax losses.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Uncertain Tax Positions
As of December 31, 2012 and 2011, the Company's unrecognized tax benefits, including interest and penalties, which would lower the Company’s annual effective income tax rate if recognized in the future, were as follows:

	As of December 31,
	2012	2011
Unrecognized tax benefits, excluding interest and penalties	$3,144	$6,163
Accrued interest and penalties	701	1,644
Total unrecognized tax benefits that would impact effective tax rate	$3,845	$7,807
The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits, exclusive of interest and penalties:

Balance at January 1, 2012	$6,163
Additions based on tax positions related to the current year	225
Additions for tax positions of prior years	65
Reductions for tax positions of prior years	(2,868)
Settlements	(83)
Lapse of statute of limitations	(410)
Currency Translation	52
Balance at December 31, 2012	$3,144
Estimated interest and penalties classified as part of the provision for income taxes in the Company’s Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010 were as follow:

	Year ended December 31,
	2012	2011	2010
Expense for (benefit of) estimated interest and penalties related to unrecognized tax benefits	$(909)	$(230)	$(93)
Based on information available as of December 31, 2012, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $200 to $700 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or the statutes of limitations for those years when the NOLs are used or expire. As of December 31, 2012, the Company's open tax years remain subject to examination by the relevant tax authorities and currently under income tax examination were principally as follows:

Year
Earliest tax years remain subject to examination by the relevant tax authorities:
U.S. Federal	2009
Other U.S. state and local jurisdictions	2008
U.K.	2011
Australia	2008
Other foreign jurisdictions	2007
Currently under income tax examination:
New Zealand	2009
The Company believes that its tax reserves are adequate for all years subject to examination above.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 6 – EARNINGS (LOSS) PER SHARE
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations were as follows:

	Year Ended
	December 31,
	2012	2011	2010
Earnings (loss) per share ("EPS"):
Basic
Income (loss) from continuing operations	$(0.17)	$0.35	$(0.15)
Income (loss) from discontinued operations	—	—	(0.01)
Net income (loss) - basic EPS	$(0.17)	$0.35	$(0.16)
Diluted
Income (loss) from continuing operations	$(0.17)	$0.34	$(0.15)
Income (loss) from discontinued operations	—	—	(0.01)
Net income (loss) - diluted EPS	$(0.17)	$0.34	$(0.16)
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(5,335)	$10,909	$(4,441)
Income (loss) from discontinued operations, net of income taxes	—	—	(244)
Net income (loss)	$(5,335)	$10,909	$(4,685)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,060	31,566	29,931
Common stock equivalents: stock options and other stock-based awards (a)	—	423	—
Weighted average number of common stock outstanding - diluted	32,060	31,989	29,931

(a)
For the periods in which net losses are presented, the diluted weighted average number of shares of common stock outstanding did not differ from the basic weighted average number of shares of common stock outstanding because the effects of any potential common stock equivalents (see Note 4 for further details on outstanding stock options, unvested restricted stock units and unvested restricted stock) were anti-dilutive and therefore not included in the calculation of the denominator of dilutive earnings per share.

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the years ended December 31, 2012, 2011 and 2010 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Year Ended
	December 31,
	2012	2011	2010
Unvested restricted stock	1,028,916	104,175	1,034,597
Unvested restricted stock units	100,000	—	—
Stock options	1,238,650	1,396,350	1,548,300
Total	2,367,566	1,500,525	2,582,897

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 7 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011 was as follows:

	As of December 31,
	2012	2011
Included under the caption "Other assets":
Collateral accounts	$619	$3,120
Rental deposits	1,301	268
Total amount under the caption "Other assets":	$1,920	$3,388
Included under the caption "Prepaid and other":
Client guarantees	$102	$133
Collateral accounts	—	117
Other	142	3
Total amount under the caption "Prepaid and other"	$244	$253
Total restricted cash	$2,164	$3,641

Collateral accounts primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy. The rental deposits with banks include amounts held as guarantees for the rent on the Company’s offices in the Netherlands and Spain and amounts received from sub-tenants in the U.K. Other includes social tax payment reserves, which were held with banks for employee social tax payments required by law in the Netherlands. The client guarantees were held in banks in Belgium as deposits for various client projects.

NOTE 8 – PROPERTY AND EQUIPMENT, NET
As of December 31, 2012 and 2011, property and equipment, net were as follows:

	As of December 31,
	2012	2011
Computer equipment	$10,889	$13,666
Furniture and equipment	7,840	9,692
Capitalized software costs	28,877	30,920
Leasehold and building improvements	24,650	21,650
	72,256	75,928
Less: accumulated depreciation and amortization	52,206	58,090
Property and equipment, net	$20,050	$17,838

The Company had expenditures of approximately $778 and $1,137 for acquired property and equipment, mainly consisting of software development, fixtures, computer equipment and leasehold improvements, which had not been placed in service as of December 31, 2012 and 2011, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Consolidated Balance Sheets as of December 31, 2012 and 2011. A summary of the Company’s equipment acquired under capital lease agreements was as follows:

	As of December 31,
	2012	2011
Capital lease obligation, current	$467	$420
Capital lease obligation, non-current	$324	$720

The Company acquired $61 and $1,318 of property and equipment under capital lease agreements for the years ended December 31, 2012 and 2011, respectively. Capital expenditures for the years ended December 31, 2012 included $3,949 of landlord-funded tenant improvements for the Company's leased property in Sydney, Australia.

NOTE 9 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill for the years ended December 31, 2012 and 2011.

	Carrying Value
	2012	2011
Goodwill, January 1,	$1,992	$1,909
Additions	—	—
Impairments	—	—
Currency translation	28	83
Goodwill, December 31,	$2,020	$1,992

On October 1, 2012 and 2011, the Company applied ASU 2011-08, “Testing Goodwill for Impairment” and performed a qualitative assessment to determine whether it was more likely than not that the fair value of its China reporting unit was less than its carrying value. At the conclusion of its assessment, the Company determined that no impairment of goodwill existed in its China reporting unit as of October 1, 2012 and 2011.

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2012 and 2011, the Company's accrued expenses and other current liabilities consisted of the following:

	December 31,
	2012	2011
Salaries, commissions and benefits	$30,051	$44,625
Sales, use and income taxes	11,161	13,119
Fees for professional services	1,773	1,635
Rent	2,299	1,806
Deferred revenue	1,623	1,840
Other accruals	9,053	11,223
Total accrued expenses and other liabilities	$55,960	$74,248

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 11 – BUSINESS REORGANIZATION EXPENSES
In January 2012, the Company’s Chief Executive Officer approved a $1,000 plan of reorganization (“2012 Plan”) to streamline the Company’s support operations in each of Hudson’s regional businesses to match the aggregated operating segments and to improve support services to the Company’s regional and global professional business practices. The 2012 Plan primarily includes costs for actions to reduce support functions to match them to the revised operating structure. In April 2012, the Company’s Board of Directors (the “Board”) approved an addition to the 2012 Plan of up to $10,000 for additional actions to accelerate the Company’s plans for increased global alignment and redirection of resources from support to client facing activities. Restructuring charges associated with these initiatives for the 2012 Plan primarily included employee separation costs for the elimination of 220 positions. The headcount reductions identified in this action are expected to be completed in the first half of fiscal 2013 with the related payments to be completed in fiscal 2013. The payments include, but are not limited to, salaries, social pension fund payments, health care and unemployment insurance costs to be paid to or on behalf of the affected employees.
The Board approved other reorganization plans in 2009 (“2009 Plan”), 2008 (“2008 Plan”) and 2006 (“2006 Plan”) to streamline the Company’s support operations and included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. Business reorganization expenses for the years ended December 31, 2012, 2011 and 2010 by plan were as follows:

	Year Ended December 31,
	2012	2011	2010
2006 Plan	$2,280	$739	$1,393
2008 Plan	—	—	74
2009 Plan	49	(19)	227
2012 Plan	5,453	—	—
Total	$7,782	$720	$1,694

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered during the year ended December 31, 2012. The amounts for Changes in Estimate and Additional Charges are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss). Amounts in the “Payments” column represent primarily the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the year ended December 31, 2012 were as follows:

For The Year Ended December 31, 2012	December 31, 2011	Changes in Estimate	Additional Charges	Payments	December 31, 2012
Lease termination payments	$1,309	$2,230	$1,053	$(1,914)	$2,678
Employee termination benefits	75	97	4,286	(3,743)	715
Other associated costs	5	—	116	(94)	27
Total	$1,389	$2,327	$5,455	$(5,751)	$3,420

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Lease Termination Payments

The business reorganization expenses incurred for lease termination payments for the years ended December 31, 2012, 2011 and 2010 by segment were as follows:

Lease termination payments for the year ended December 31,	Hudson	Hudson	Hudson
	America	Asia Pacific	Europe	Corporate	Total
2012	$179	$613	$2,491	$—	$3,283
2011	$—	$—	$708	$—	$708
2010	$134	$(18)	$1,348	$—	$1,464

Employee Termination Benefits

The business reorganization expenses incurred for employee termination benefits for the years ended December 31, 2012, 2011 and 2010 by segment were as follows:

Employee termination benefits for the year ended December 31,	Hudson	Hudson	Hudson
	America	Asia Pacific	Europe	Corporate	Total
2012	$811	$674	$2,539	$359	$4,383
2011	$—	$—	$—	$—	$—
2010	$173	$(17)	$67	$—	$223

Contract Cancellation Costs

The business reorganization expenses incurred for contract cancellation costs were not material for the years ended December 31, 2012, 2011 and 2010.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under operating leases that expire at various dates through 2027. Some of the operating leases provide for increasing rents over the term of the lease. Total rent expense under these leases is recognized ratably over the lease terms. As of December 31, 2012, future minimum lease commitments under non-cancelable operating leases, which will be expensed as direct costs (for contractor project space) and office and general expenses, were as follows:

2013	$24,024
2014	18,837
2015	15,571
2016	13,926
2017	10,528
Thereafter	21,840
$104,726

Rent and related expenses for operating leases of facilities and equipment recorded under the caption “Office and general” in the accompanying Consolidated Statements of Operations were $19,669, $20,193, and $19,285 for the years ended December 31, 2012, 2011 and 2010, respectively. Commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2012.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The current portion of asset retirement obligations are included under the caption “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets. The non-current portion of asset retirement obligations are included under the caption “Other non-current liabilities” in the Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Consolidated Balance Sheets as of December 31, 2012 and 2011 were as follows:

	As of December 31,
	2012	2011
Current portion of asset retirement obligations	$52	$301
Non-current portion of asset retirement obligations	2,769	2,507
Total asset retirement obligations	$2,821	$2,808
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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of December 31, 2012 and December 31, 2011.

NOTE 13 – CREDIT AGREEMENTS
Credit Agreement with RBS Citizens Business Capital
On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries entered into a senior secured revolving credit facility with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), and on February 22, 2012, June 26, 2012 and December 31, 2012, the Company and certain of its North American and U.K. subsidiaries entered into Amendments No. 1, No. 2 and No. 3, respectively, to the senior secured revolving credit facility with RBS (as amended, the “Revolver Agreement”). The Revolver Agreement provides the Company with the ability to borrow up to $40,000, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50,000, subject to certain conditions including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the U.K. and North America operations, less required reserves. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1,457 of deferred financing costs, which are being amortized over the term of the agreement. The maturity date of the Revolver Agreement is August 5, 2014. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and can be made with an interest rate based on a base rate plus an applicable margin or on the LIBOR rate for the applicable period plus an applicable margin. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement) and is determined as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

The details of the Revolver Agreement as of December 31, 2012 were as follows:

December 31, 2012
Borrowing base	$29,012
Less: adjustments to the borrowing base
Minimum excess availability	(10,000)
Outstanding letters of credits	(2,099)
Adjusted borrowing base	16,913
Less: outstanding borrowing	—
Additional borrowing availability	$16,913
Interest rates on outstanding borrowing	4.50%

The Revolver Agreement contains various restrictions and covenants including: (1) a requirement to maintain a minimum excess availability of $10,000 until such time that, for two consecutive fiscal quarters, the Company’s Fixed Charge Coverage Ratio is at least 1.2x (such occurrence, a “Trigger Event”), at which time the Company’s required minimum excess availability is reduced to $5,000; (2) upon the occurrence of a Trigger Event, a minimum required Fixed Charge Coverage Ratio of 1.1x; (3) a requirement to maintain minimum EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $1,000; (4) a limit on the payment of dividends of not more than $5,000 per year and subject to certain conditions; (5) restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock; (6) a limit on investments, and a limit on acquisitions of not more than $25,000 in cash and $25,000 in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement; and (7) a limit on dispositions of assets of not more than $4,000 per year. The Company was in compliance with all financial covenants under the Revolver Agreement as of December 31, 2012.
Credit Agreement with Westpac Banking Corporation
On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a Facility Agreement, dated November 29, 2011 (the “Facility Agreement”), with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”).
The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $16,434 (AUD15,813) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2,898 (NZD3,500) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $5,197 (AUD5,000) (“Tranche C”) for the Australian subsidiary.
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The details of the Facility Agreement as of December 31, 2012 were as follows:

December 31, 2012
Tranche A:
Borrowing capacity	$16,434
Less: outstanding borrowing	—
Additional borrowing availability	$16,434
Interest rates on outstanding borrowing	5.08%
Tranche B:
Borrowing capacity	$2,898
Less: outstanding borrowing	—
Additional borrowing availability	$2,898
Interest rates on outstanding borrowing	6.03%
Tranche C:
Financial guarantee capacity	$5,197
Less: outstanding financial guarantee requested	(2,934)
Additional availability for financial guarantee	$2,263
Interest rates on financial guarantee requested	1.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $18,188 (AUD17,500); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve month period; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of December 31, 2012.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, Singapore and Mainland China. As of December 31, 2012, the Netherlands subsidiary could borrow up to $2,289 (€1,734) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary had a $1,320 (€1,000) overdraft facility as of December 31, 2012. Borrowings under the Belgium and the Netherlands lending arrangements may be made using an interest rate based on the one month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.61% as of December 31, 2012. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $819 (SGD1,000) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.0% on December 31, 2012. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. In Mainland China, the Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six month rate plus 200 basis points, and it was 7.6% on December 31, 2012. This overdraft facility expires annually each September, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of December 31, 2012.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The average monthly outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and Mainland China was $1,140 for the year ended December 31, 2012. The weighted average interest rate on all outstanding borrowings as of December 31, 2012 was 4.90%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 14 – SHELF REGISTRATION AND STOCKHOLDER RIGHTS PLAN
Acquisition Shelf Registration Statement
The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of December 31, 2012, all of the 1,350,000 shares were available for issuance.

Stockholder Rights Plan

On February 5, 2005, the Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was paid upon the close of business on February 28, 2005 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 (“Preferred Shares”), of the Company, at a price of $60 per one one-hundredth of a Preferred Share, subject to adjustment. If any person becomes a 15% or more stockholder of the Company, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Right's then current exercise price, a number of shares of common stock of the Company or of the acquirer having a market value at the time of twice the Right's per share exercise price. The Company's Board of Directors may redeem the Rights for $0.001 per Right at any time prior to the time when the Rights become exercisable. Unless the Rights are redeemed, exchanged or terminated earlier, they will expire on February 28, 2015.

Index
HUDSON GLOBAL, INC.
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

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2012
Revenue, from external customers	$169,216	$288,144	$320,217	$—	$—	$777,577
Inter-segment revenue	—	91	88	—	(179)	—
Total revenue	$169,216	$288,235	$320,305	$—	$(179)	$777,577
Gross margin, from external customers	$43,164	$117,428	$124,275	$—	$—	$284,867
Inter-segment gross margin	(13)	12	1	—	—	—
Total gross margin	$43,151	$117,440	$124,276	$—	$—	$284,867
Business reorganization expenses (recovery)	$1,007	$1,285	$5,131	$359	$—	$7,782
EBITDA (loss) (a)	$1,268	$5,355	$(2,955)	$(3,614)	$—	$54
Depreciation and amortization	1,097	3,197	1,503	641	—	6,438
Intercompany interest income (expense), net	—	(3,988)	(435)	4,423	—	—
Interest income (expense), net	(57)	(236)	51	(393)	—	(635)
Income (loss) from continuing operations before income taxes	$114	$(2,066)	$(4,842)	$(225)	$—	$(7,019)
Provision for (benefit from) income taxes	$(3,061)	$(527)	$1,486	$418	$—	$(1,684)
As of December 31, 2012
Accounts receivable, net	$26,168	$32,835	$48,213	$—	$—	$107,216
Long-lived assets, net of accumulated depreciation and amortization	$2,230	$12,909	$5,048	$1,971	$—	$22,158
Total assets	$31,399	$72,517	$76,381	$13,171	$—	$193,468

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2011
Revenue, from external customers	$192,217	$359,108	$382,411	$—	$—	$933,736
Inter-segment revenue	20	39	135	—	(194)	—
Total revenue	$192,237	$359,147	$382,546	$—	$(194)	$933,736
Gross margin, from external customers	$50,778	$146,917	$156,610	$—	$—	$354,305
Inter-segment gross margin	(1)	(83)	107	—	(23)	—
Total gross margin	$50,777	$146,834	$156,717	$—	$(23)	$354,305
Business reorganization expenses (recovery)	$—	$—	$720	$—	$—	$720
EBITDA (loss) (a)	$3,482	$14,180	$8,071	$(2,091)	$—	$23,642
Depreciation and amortization	1,092	2,922	1,642	595	—	6,251
Intercompany interest income (expense), net	—	(7,339)	(523)	7,864	(2)	—
Interest income (expense), net	(42)	(659)	55	(497)	—	(1,143)
Income (loss) from continuing operations before income taxes	$2,348	$3,260	$5,961	$4,681	$(2)	$16,248
Provision for (benefit from) income taxes	500	900	3,214	725	—	5,339
As of December 31, 2011
Accounts receivable, net	$24,750	$49,918	$56,821	$—	$—	$131,489
Long-lived assets, net of accumulated depreciation and amortization	$2,557	$9,997	$4,939	$2,536	$—	$20,029
Total assets	$29,818	$81,161	$86,156	$19,411	$—	$216,546

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2010
Revenue, from external customers	$162,432	$303,619	$328,491	$—	$—	$794,542
Inter-segment revenue	(3)	70	195	—	(262)	—
Total revenue	$162,429	$303,689	$328,686	$—	$(262)	$794,542
Gross margin, from external customers	$39,417	$121,965	$137,191	$—	$—	$298,573
Inter-segment gross margin	(116)	(1)	125	—	(8)	—
Total gross margin	$39,301	$121,964	$137,316	$—	$(8)	$298,573
Business reorganization expenses (recovery)	$307	$(15)	$1,402	$—	$—	$1,694
EBITDA (loss) (a)	$1,687	$8,847	$1,086	$(5,117)	$—	$6,503
Depreciation and amortization	2,356	2,887	2,789	152	—	8,184
Intercompany interest income (expense), net	—	(8,198)	(290)	8,487	1	—
Interest income (expense), net	(7)	(36)	(16)	(1,219)	—	(1,278)
Income (loss) from continuing operations before income taxes	$(676)	$(2,274)	$(2,009)	$1,999	$1	$(2,959)
Provision for (benefit from) income taxes	$(504)	$(120)	$1,266	$840	$—	$1,482
As of December 31, 2010
Accounts receivable, net	$26,388	$45,913	$56,275	$—	$—	$128,576
Long-lived assets, net of accumulated depreciation and amortization	$1,487	$10,271	$4,819	$2,248	$—	$18,825
Total assets	$30,130	$77,204	$86,133	$12,367	$—	$205,834

Index
HUDSON GLOBAL, INC.
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

Geographic Data Reporting
A summary of revenues for the years ended December 31, 2012, 2011 and 2010 and long-lived assets and net assets by geographic area as of December 31, 2012, 2011 and 2010 were as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For the Year Ended December 31, 2012
Revenue (a)	$210,933	$218,537	$167,196	$109,100	$69,791	$2,020	$777,577
For the Year Ended December 31, 2011
Revenue (a)	$258,766	$277,646	$190,094	$121,935	$83,172	$2,123	$933,736
For the Year Ended December 31, 2010
Revenue (a)	$221,538	$232,936	$161,241	$104,984	$72,652	$1,191	$794,542
As of December 31, 2012
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,629	$9,015	$4,152	$1,411	$3,895	$56	$22,158
Net assets	$26,750	$31,036	$26,404	$7,975	$14,122	$254	$106,541
As of December 31, 2011
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,122	$5,972	$5,067	$1,805	$4,029	$34	$20,029
Net assets	$29,290	$30,521	$22,223	$10,933	$14,028	$362	$107,357
As of December 31, 2010
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,086	$6,841	$3,743	$1,725	$3,430	$—	$18,825
Net assets	$27,636	$23,348	$16,947	$13,099	$11,774	$474	$93,278

(a)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.
(b)     Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For The Year Ended December 31, 2012
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue	$200,590	$204,838	$187,873	$184,276
Gross margin	$73,208	$77,068	$67,666	$66,925
Operating income (loss)	$(3,702)	$(3,167)	$(1,600)	$1,831
Net income (loss)	$(3,221)	$394	$(2,165)	$(343)
Basic earnings (loss) per share	$(0.10)	$0.01	$(0.07)	$(0.01)
Diluted earnings (loss) per share	$(0.10)	$0.01	$(0.07)	$(0.01)
Basic weighted average shares outstanding (in thousands)	31,765	32,122	32,156	32,169
Diluted weighted average shares outstanding (in thousands)	31,765	32,486	32,156	32,169
Common stock equivalents and outstanding stock options excluded from the calculation of diluted earnings (loss) per share (in thousands)	2,793	1,939	2,654	2,368

	For The Year Ended December 31, 2011
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue	$218,539	$247,378	$245,081	$222,738
Gross margin	$81,198	$95,467	$92,992	$84,648
Operating income (loss)	$463	$6,030	$6,150	$4,792
Net income (loss)	$(6)	$4,224	$3,382	$3,309
Basic earnings (loss) per share	$—	$0.13	$0.11	$0.10
Diluted earnings (loss) per share	$—	$0.13	$0.11	$0.10
Basic weighted average shares outstanding	31,325	31,593	31,620	31,639
Diluted weighted average shares outstanding	31,325	32,039	32,085	32,118
Common stock equivalents and outstanding stock options excluded from the calculation of diluted earnings (loss) per share (in thousands)	2,928	2,224	1,717	1,396

Earnings (loss) per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly earnings (loss) per share amounts may not equal year-to-date earnings (loss) per share amounts, which reflect the weighted average effect on a year-to-date basis.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Management's Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management's Annual Report on Internal Control Over Financial Reporting” on page 41.

Report of Independent Registered Public Accounting Firm

The audit report required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” on page 42.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report (the “Proxy Statement”), is hereby incorporated by reference. The information required by Item 10 with respect to our Executive Officers is included in Part I of this Annual Report on Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement under the captions “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation” and “Compensation Policies and Practices and Risk.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the caption “Principal Stockholders.”

Equity Compensation Plan Information

The following table presents information on the Company's equity compensation plans as of December 31, 2012.

	Number of shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)

	A		B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	838,650		$14.09	—	(1)
2009 Incentive Stock and Awards Plan	—		—	2,746,145	(1)
Employee Stock Purchase Plan	—		—	116,329	(2)
Equity Compensation Plans not approved by stockholders	400,000	(3)	5.18	—	(4)
Total	1,238,650		$11.21	2,862,474

(1)	Excludes 1,028,916 shares of unvested restricted common stock previously issued under the Hudson Global, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.

(2)	The Company suspended the Hudson Global, Inc. Employee Stock Purchase Plan effective January 1, 2009.

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

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement under the captions “Board of Directors and Corporate Governance-Independent Directors” and “Board of Directors and Corporate Governance-Policies and Procedures Regarding Related Person Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Item 14 is incorporated by reference to the information in the Proxy Statement under the caption “Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

1. Financial statements - The following financial statements and the reports of independent registered public accounting firm are contained in Item 8.

2. Financial statement schedules

Schedule I - Condensed financial information of the registrant
Schedule II - Valuation and qualifying accounts and reserves

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

3. Exhibits - The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

HUDSON GLOBAL, INC.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating expenses:
Selling, general and administrative expenses	$18,272	$19,860	$18,848
Depreciation and amortization	641	595	152
Business reorganization expenses	359	—	—
Operating loss	(19,272)	(20,455)	(19,000)
Other income (expense):
Interest, net	43	28	3,084
Corporate costs allocation and other, net	15,016	17,770	14,293
Equity in earnings (losses) of subsidiaries, net of income taxes	(1,103)	13,557	(1,833)
Fee for early extinguishment of credit facility	—	—	(563)
Income (loss) from continuing operations before provision for income taxes	(5,316)	10,900	(4,019)
Provision for (benefit from) income taxes	19	(9)	422
Income (loss) from continuing operations	(5,335)	10,909	(4,441)
Income (loss) from discontinued operations, net of income taxes	—	—	(244)
Net income (loss)	$(5,335)	$10,909	$(4,685)

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
(in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$9,475	$13,628
Prepaid and other	534	869
Total current assets	10,009	14,497
Property and equipment, net	1,971	2,536
Investment in and advances to/from subsidiaries	98,648	95,755
Other assets	1,193	2,377
Total assets	$111,821	$115,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	3,523	$5,417
Total current liabilities	3,523	5,417
Deferred rent and other non-current liabilities	1,757	2,391
Total liabilities	5,280	7,808
Stockholders’ equity	106,541	107,357
Total liabilities and stockholders' equity	$111,821	$115,165

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(5,335)	$10,909	$(4,685)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividends received from subsidiaries	6,255	4,515	3,123
Non-cash (income) losses from subsidiaries, net of taxes	1,103	(13,557)	5,599
Depreciation and amortization	641	595	152
Stock-based compensation	1,479	1,292	693
Fee for early extinguishment of credit facility	—	—	563
Other, net	368	365	460
Changes in assets and liabilities:
(Increase) decrease in prepaid and other assets	1,151	(987)	1,751
(Increase) decrease in due from subsidiaries	(6,736)	7,093	(13,200)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,443)	(828)	2,696
Increase (decrease) in accrued business reorganization expenses	40	—	(210)
Net cash provided by (used in) operating activities	(3,477)	9,397	(3,058)
Cash flows from investing activities:
Capital expenditures	(76)	(367)	(16)
Payment for acquisitions	—	—	(2,438)
Advances to and investments in subsidiaries, net	—	(1,438)	(5,667)
Net cash provided by (used in) investing activities	(76)	(1,805)	(8,121)
Cash flows from financing activities:
Borrowings under credit facility	6,862	37,963	10,869
Repayments under credit facility	(6,862)	(37,963)	(21,325)
Payment for early extinguishment of credit facility	—	—	(563)
Payment of deferred financing costs	—	—	(1,565)
Proceeds from issuance of common stock, net	—	—	19,116
Purchase of restricted stock from employees	(600)	(388)	(71)
Net cash provided by (used in) financing activities	(600)	(388)	6,461
Net (decrease) increase in cash and cash equivalents	(4,153)	7,204	(4,718)
Cash and cash equivalents, beginning of the period	13,628	6,424	11,142
Cash and cash equivalents, end of the period	$9,475	$13,628	$6,424

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands)

NOTE 1 - BASIS OF PRESENTATION

Hudson Global, Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business through its subsidiaries. As specified in certain of its subsidiaries' credit agreements in The Netherlands, Australia and New Zealand, there are restrictions on the Parent Company's ability to obtain funds from certain of its subsidiaries through dividends, intercompany expenses or interest (refer to Note 13, “Credit Agreements”, to the Company's Consolidated Financial Statements). As of December 31, 2012, the Company was in a stockholders' equity position of $106,541, and approximately $37,926 constituted restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X. The restricted net assets of the Company's subsidiaries exceeded 25% of the consolidated net assets of the Company and its subsidiaries, thus requiring this Schedule I, “Condensed Financial Information of the Registrant.” Accordingly, the results of operations and cash flows for the years ended December 31, 2012, 2011 and 2010, and the balance sheets as of December 31, 2012 and 2011 have been presented on a “Parent-only” basis. In these statements, the Company's investments in its consolidated subsidiaries are presented under the equity method of accounting. The Parent-only financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements included elsewhere herein.

Certain prior year amounts have been reclassified to conform to the current period presentation.
NOTE 2 - DIVIDENDS RECEIVED

The Company received dividends of $6,255, $4,515 and $3,123 in 2012, 2011 and 2010, respectively, from its consolidated subsidiaries.

NOTE 3 - CREDIT AGREEMENTS
Several of the Company's subsidiaries have credit agreements with lenders. Borrowings under the credit agreements are based on agreed percentage of eligible account receivable. The borrowings of the holding company are secured by the accounts receivable of the Company's U.S. and U.K. subsidiaries. Refer to Note 13, “Credit Agreements” to the Company's Consolidated Financial Statements for further details.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs/Expenses		End
Descriptions	of Period	(Recoveries)	Deductions	of Period
Allowance for Doubtful Accounts (a)
For the Year Ended December 31, 2012	$1,772	(76)	529	$1,167
For the Year Ended December 31, 2011	$2,145	175	548	$1,772
For the Year Ended December 31, 2010	$2,422	392	669	$2,145

(a)	Included in the balances presented here are the allowances for doubtful accounts for the Company's discontinued operations.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ MANUEL MARQUEZ DORSCH
Manuel Marquez Dorsch
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date:	February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MANUEL MARQUEZ DORSCH	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2013
Manuel Marquez Dorsch

/s/ MARY JANE RAYMOND	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2013
Mary Jane Raymond

/s/ FRANK P. LANUTO	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 26, 2013
Frank P. Lanuto

/s/ ROBERT B. DUBNER	Director	February 26, 2013
Robert B. Dubner

/s/ JOHN J. HALEY	Director	February 26, 2013
John J. Haley

/s/ JENNIFER LAING	Director	February 26, 2013
Jennifer Laing

/s/ DAVID G. OFFENSEND	Director	February 26, 2013
David G. Offensend

/s/ RICHARD J. STOLZ	Director	February 26, 2013
Richard J. Stolz

HUDSON GLOBAL, INC.
FORM 10-K
EXHIBIT INDEX

Exhibit Number	Exhibit Description
(3.1)
Amended and Restated Certificate of Incorporation of Hudson Global, Inc. (incorporated by reference to Exhibit 3.2 to Hudson Global, Inc.'s Current Report on Form 8-K dated April 26, 2012 (File No. 0-50129)).

(3.2)
Certificate of Designations of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated February 2, 2005 (File No. 0-50129)).

(3.3)	Amended and Restated By-laws of Hudson Global, Inc. (incorporated by reference to Exhibit 3.3 to Hudson Global, Inc.'s Current Report on Form 8-K dated April 26, 2012 (File No. 0-50129)).
(4.1)
Rights Agreement, dated as of February 2, 2005, between Hudson Global, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Hudson Global, Inc. dated February 3, 2005 (File No. 0-50129)).

(4.2)
Loan and Security Agreement, dated as of August 5, 2010, by and among Hudson Global, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as Lenders, and RBS Citizens Business Capital, a division of RBS Asset Finance, Inc., as Agent (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated August 3, 2010 (File No. 0-50129)).

(4.3)
Facility Agreement, dated as of November 22, 2011, among Hudson Global Resources (Aust) Pty Limited, Hudson Global Resources (NZ) Limited, Hudson Highland (APAC) Pty Limited, Westpac Banking Corporation and Westpac New Zealand Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated December 5, 2011 (File No. 0-50129))

(4.4)
Amendment No. 1 to Loan and Security Agreement, dated as of February 22, 2012, by and among Hudson Global, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as Lenders, and RBS Citizens Business Capital, a division of RBS Asset Finance, Inc., as Agent (incorporated by reference to Exhibit 4.4 to Hudson Global, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-50129)).

(4.5)
Amendment No. 2 to Loan and Security Agreement, dated as of June 26, 2012, by and among Hudson Global, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as Lenders, and RBS Citizens Business Capital, a division of RBS Asset Finance, Inc., as Agent (incorporated by reference to Exhibit 99.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated June 26, 2012 (File No. 0-50129)).

(4.6)
Amendment No. 3 to Loan and Security Agreement, dated as of December 31, 2012, by and among Hudson Global, Inc. and each of its subsidiaries that are signatories thereto, as Borrowers, the lenders that are signatories thereto, as Lenders, and RBS Citizens Business Capital, a division of RBS Asset Finance, Inc., as Agent (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated December 31, 2012 (File No. 0-50129)).

(10.1)*
Hudson Global, Inc. Long Term Incentive Plan, as amended through October 29, 2007 (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-50129)).

(10.2)*
Form of Hudson Global, Inc. Long Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated May 1, 2007 (File No. 0-50129)).

(10.3)*
Form of Hudson Global, Inc. Long Term Incentive Plan Restricted Stock Award Agreement for share price vesting awards (incorporated by reference to Exhibit 10.2 to Hudson Global, Inc.'s Current Report on Form 8-K dated February 9, 2009 (File No. 0-50129)).

(10.4)*
Form of Hudson Global, Inc. Long Term Incentive Plan Stock Option Agreement (Employees) (incorporated by reference to Exhibit 10.4 to Hudson Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-50129)).

(10.5)*
Form of Hudson Global, Inc. Long Term Incentive Plan Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc. Current Report on Form 8-K dated May 11, 2006 (File No. 0-50129)).

(10.6)*
Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as Amended and Restated (incorporated by reference to Exhibit A to the Company's definitive proxy statement filed with the Securities Exchange Commission on Schedule 14A on March 16, 2012 (File No. 0-50129)).

(10.7)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (Employees) for awards made prior to April 26, 2012 (incorporated by reference to Exhibit 4.2 to Hudson Global, Inc.'s Registration Statement on Form S-8 dated August 7, 2009 (Reg. No. 333-161171)).

HUDSON GLOBAL, INC.
FORM 10-K
EXHIBIT INDEX

(10.8)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (Employees) for awards made on or after April 26, 2012 (incorporated by reference to Exhibit 4.2 to Hudson Global, Inc.'s Registration Statement on Form S-8 dated August 1, 2012 (Reg. No. 333-182973)).

(10.9)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (Directors) for awards made prior to April 26, 2012 (incorporated by reference to Exhibit 4.3 to Hudson Global, Inc.'s Registration Statement on Form S-8 dated August 7, 2009 (Reg. No. 333-161171)).

(10.10)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (Directors) for awards made on or after April 26, 2012 (incorporated by reference to Exhibit 4.3 to Hudson Global, Inc.'s Registration Statement on Form S-8 dated August 1, 2012 (Reg. No. 333-182973)).

(10.11)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for awards made prior to April 26, 2012 (incorporated by reference to Exhibit 4.6 to Hudson Global, Inc.'s Registration Statement on Form S-8 dated August 7, 2009 (Reg. No. 333-161171)).

(10.12)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for awards made on or after April 26, 2012 (incorporated by reference to Exhibit 4.4 to Hudson Global, Inc.'s Registration Statement on Form S-8 dated August 1, 2012 (Reg. No. 333-182973)).

(10.13)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for EBITDA and gross margin growth performance vesting awards made prior to April 26, 2012 (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated February 11, 2010 (File No. 0-50129)).

(10.14)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for EBITDA and gross margin growth performance vesting awards made on or after April 26, 2012 (incorporated by reference to Exhibit 4.5 to Hudson Global, Inc.'s Registration Statement on Form S-8 dated August 1, 2012 (Reg. No. 333-182973)).

(10.15)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for EBITDA and gross margin growth performance vesting awards with vesting also upon a termination without cause (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated February 14, 2011 (File No. 0-50129)).

(10.16)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for Take-Out Ratio, Employee Engagement Score and Cash Efficiency Score performance vesting awards (incorporated by reference to Exhibit 10.2 to Hudson Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 0-50129)).

(10.17)*
CEO Employment Agreement, dated as of March 7, 2011, between Hudson Global, Inc. and Manuel Marquez Dorsch (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated March 7, 2011 (File No. 0-50129)).

(10.18)*
Amendment to Employment Agreement, dated as of March 23, 2011, between Hudson Global, Inc. and Manuel Marquez Dorsch (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 0-50129)).

(10.19)*
Executive Employment Agreement, amended and restated effective as of March 1, 2009, between Hudson Global, Inc. and Margaretta R. Noonan (incorporated by reference to Exhibit 10.8 to Hudson Global, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-50129)).

(10.20)*
Executive Agreement, dated as of January 20, 2012, between Hudson Global, Inc. and Richard S. Gray (incorporated by reference to Exhibit 10.15 to Hudson Global, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-50129)).

(10.21)*
Executive Employment Agreement, amended and restated effective as of January 25, 2012, between Hudson Global, Inc. and Latham Williams (incorporated by reference to Exhibit 10.16 to Hudson Global, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-50129)).

(10.22)*
Executive Employment Agreement, amended and restated effective as of January 26, 2012, between Hudson Global, Inc. and Neil J. Funk (incorporated by reference to Exhibit 10.17 to Hudson Global, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-50129)).

(10.23)*
Executive Employment Agreement, amended and restated effective as of February 8, 2012, between Hudson Global, Inc. and Frank P. Lanuto (incorporated by reference to Exhibit 10.18 to Hudson Global, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-50129)).

(10.24)*
Executive Employment Agreement, amended and restated effective as of February 7, 2012, between Hudson Global, Inc. and Mary Jane Raymond (incorporated by reference to Exhibit 10.19 to Hudson Global, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-50129)).

HUDSON GLOBAL, INC.
FORM 10-K
EXHIBIT INDEX

(10.25)*
Summary of Hudson Global, Inc. Compensation for Non-employee Members of the Board of Directors (incorporated by reference to Exhibit 10.3 to Hudson Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 0-50129)).

(10.26)*
Hudson Global, Inc. Amended and Restated Director Deferred Share Plan (incorporated by reference to Exhibit 10.4 to Hudson Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 0-50129)).

(21)	Subsidiaries of Hudson Global, Inc.
(23)	Consent of KPMG LLP.
(31.1)	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(99.1)
Proxy Statement for the 2013 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2012; except to the extent specifically incorporated by reference, the Proxy Statement for the 2013 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

(101)
The following materials from Hudson Global, Inc’s Annual Report on Form 10-K for the year ended December 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement