Form 10-Q
period 2013-03-31
Hudson Global, Inc.
filed 2013-05-07
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2013
Common Stock - $0.001 par value	32,625,097

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$165,678	$200,590
Direct costs	109,001	127,382
Gross margin	56,677	73,208
Operating expenses:
Selling, general and administrative expenses	61,589	74,465
Depreciation and amortization	1,648	1,505
Business reorganization expenses	1,982	940
Operating income (loss)	(8,542)	(3,702)
Non-operating income (expense):
Interest income (expense), net	(146)	(161)
Other income (expense), net	270	(4)
Income (loss) before provision for income taxes	(8,418)	(3,867)
Provision for (benefit from) income taxes	(177)	(646)
Net income (loss)	$(8,241)	$(3,221)
Earnings (loss) per share:
Basic	$(0.25)	$(0.10)
Diluted	$(0.25)	$(0.10)
Weighted-average shares outstanding:
Basic	32,344	31,765
Diluted	32,344	31,765
Comprehensive income (loss):
Net income (loss)	$(8,241)	$(3,221)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	(1,762)	1,790
Amortization of prior service costs - defined benefit pension plan	15	—
Total other comprehensive income (loss), net of income taxes	(1,747)	1,790
Comprehensive income (loss)	$(9,988)	$(1,431)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$32,510	$38,653
Accounts receivable, less allowance for doubtful accounts of $1,135 and $1,167, respectively	103,023	107,216
Prepaid and other	11,807	11,543
Total current assets	147,340	157,412
Property and equipment, net	18,910	20,050
Deferred tax assets, non-current	10,218	9,816
Other assets	5,984	6,190
Total assets	$182,452	$193,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,878	$9,292
Accrued expenses and other current liabilities	56,422	55,960
Short-term borrowings	—	—
Accrued business reorganization expenses	2,944	1,916
Total current liabilities	67,244	67,168
Other non-current liabilities	6,959	7,853
Deferred rent and tenant improvement contributions	7,533	8,061
Income tax payable, non-current	3,848	3,845
Total liabilities	85,584	86,927
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 32,785 and 33,100 shares, respectively	33	33
Additional paid-in capital	474,046	473,372
Accumulated deficit	(395,268)	(387,027)
Accumulated other comprehensive income	18,789	20,536
Treasury stock, 160 and 79 shares, respectively, at cost	(732)	(373)
Total stockholders’ equity	96,868	106,541
Total liabilities and stockholders' equity	$182,452	$193,468

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(8,241)	$(3,221)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,648	1,505
Provision for (recovery of) doubtful accounts	15	3
Provision for (benefit from) deferred income taxes	(476)	(1,339)
Stock-based compensation	674	921
Other, net	200	117
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,003	1,327
Decrease (increase) in prepaid and other assets	(431)	1,441
Increase (decrease) in accounts payable, accrued expenses and other liabilities	45	(7,750)
Increase (decrease) in accrued business reorganization expenses	791	(241)
Net cash provided by (used in) operating activities	(3,772)	(7,237)
Cash flows from investing activities:
Capital expenditures	(946)	(1,809)
Net cash provided by (used in) investing activities	(946)	(1,809)
Cash flows from financing activities:
Borrowings under credit agreements	2,747	36,561
Repayments under credit agreements	(2,747)	(39,975)
Repayment of capital lease obligations	(114)	(118)
Purchase of restricted stock from employees	(359)	(389)
Net cash provided by (used in) financing activities	(473)	(3,921)
Effect of exchange rates on cash and cash equivalents	(952)	595
Net increase (decrease) in cash and cash equivalents	(6,143)	(12,372)
Cash and cash equivalents, beginning of the period	38,653	37,302
Cash and cash equivalents, end of the period	$32,510	$24,930
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$71	$93
Cash payments during the period for income taxes, net of refunds	$374	$816

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2012	33,021	$33	$473,372	$(387,027)	$20,536	$(373)	$106,541
Net income (loss)	—	—	—	(8,241)	—	—	(8,241)
Other comprehensive income (loss), currency translation adjustments	—	—	—	—	(1,762)	—	(1,762)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	15	—	15
Purchase of restricted stock from employees	(82)	—	—	—	—	(359)	(359)
Stock-based compensation	(314)	—	674	—	—	—	674
Balance at March 31, 2013	32,625	$33	$474,046	$(395,268)	$18,789	$(732)	$96,868

See accompanying notes to condensed consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION
 These interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2012.
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
The Company has operated as an independent publicly-held company since April 1, 2003 when the eResourcing division of Monster Worldwide, Inc., formerly TMP Worldwide, Inc., composed of 67 acquisitions made between 1999 and 2001, was spun off. As of March 31, 2013, the Company had approximately 2,000 employees operating in 20 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. For the three months ended March 31, 2013 and 2012, the amounts and percentage of total of the Company’s gross margins from the three reportable segments were as follows:

	For The Three Months Ended
	March 31, 2013		March 31, 2012
	Gross Margin ($)%		Gross Margin ($)%
Hudson Americas	$8,144	14.4%	$11,831	16.2%
Hudson Asia Pacific	21,492	37.9%	29,313	40.0%
Hudson Europe	27,041	47.7%	32,064	43.8%
Total	$56,677	100.0%	$73,208	100.0%
Corporate expenses are reported separately from the reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, tax and treasury. A portion of these expenses are attributed to the reportable segments for providing the above services to them and have been allocated to the segments as management service fees and are included in the segments’ non-operating other income (expense).

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The Company's adoption of ASU 2013-05 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", an amendment to FASB ASC Topic 220. ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company's adoption of ASU 2013-02 did not have a material impact on the Company's Consolidated Financial Statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 4 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	For The Three Months Ended
	March 31, 2013			March 31, 2012
	Temporary Contracting	Other	Total	Temporary Contracting	Other	Total
Revenue	$128,841	$36,837	$165,678	$150,437	$50,153	$200,590
Direct costs (1)	106,366	2,635	109,001	124,071	3,311	127,382
Gross margin	$22,475	$34,202	$56,677	$26,366	$46,842	$73,208

(1)
Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, rent and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Other category, which includes the search, permanent recruitment and other human resource solutions’ revenue. Gross margin represents revenue less direct costs. The region where services are provided, the mix of contracting and permanent recruitment, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included in selling, general and administrative expenses.

NOTE 5 – STOCK-BASED COMPENSATION
Incentive Compensation Plan
The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated on April 26, 2012, (the “ISAP”) pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options and restricted stock as well as other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) will establish such conditions as it deems appropriate on the granting or vesting of stock options or restricted stock. While the Company historically granted both stock options and restricted stock to its employees, since 2008 the Company has granted primarily restricted stock to its employees.
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. As of March 31, 2013, there were 3,061,385 shares of the Company’s common stock available for future issuance under ISAP.
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company.
For the three months ended March 31, 2013 and 2012, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Stock options	$144	$245
Restricted stock	480	625
Restricted stock units	50	51
Total	$674	$921

Stock Options
As of March 31, 2013, the Company had approximately $302 of unrecognized stock-based compensation expense related to outstanding unvested stock options. The Company expects to recognize that cost over a weighted average service period of 0.98 years.
Changes in the Company’s stock options for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013		2012
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	1,238,650	$11.21	1,396,350	$11.36
Granted	—	—	—	—
Expired	(12,700)	13.11	(10,750)	15.68
Options outstanding at March 31,	1,225,950	11.19	1,385,600	11.33
Options exercisable at March 31,	825,950	$14.11	973,100	$13.94

Restricted Stock
As of March 31, 2013, the Company had approximately $685 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock. The Company expects to recognize that cost over a weighted average service period of 1.23 years.
Changes in the Company’s restricted stock for the three months ended March 31, 2013 and 2012 were as follows:

	For The Three Months Ended
	March 31,
	2013		2012
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	1,028,916	$4.87	1,166,082	$5.12
Granted	—	—	607,830	4.59
Vested	(300,263)	5.35	(366,299)	5.04
Forfeited	(329,460)	4.59	(100,347)	5.61
Unvested restricted stock at March 31,	399,193	$4.73	1,307,266	$4.86

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Restricted Stock Units
 As of March 31, 2013, the Company had approximately $132 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.5 years.
Changes in the Company’s restricted stock units for the three months ended March 31, 2013 and 2012 were as follows:

	For The Three Months Ended
	March 31,
	2013		2012
	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	100,000	$5.18	100,000	$5.18
Granted	—	—	—	—
Vested	—	—	—	—
Unvested restricted stock units at March 31,	100,000	$5.18	100,000	$5.18

Defined Contribution Plan and Non-cash Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock to the 401(k) plan. Vesting of the Company’s contribution occurs over a five-year period. For the three months ended March 31, 2013 and 2012, the Company’s expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	For The Three Months Ended
	March 31,
($ in thousands, except otherwise stated)	2013	2012
Expense recognized for the 401(k) plan	$190	$193
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	—	124
Market value per share of the Company's common stock on contribution date (in dollars)	$—	$5.35
Non-cash contribution made for employer matching liability	$—	$666
Additional cash contribution made for employer-matching liability	$651	$—
Total contribution made for employer-matching liability	$651	$666

NOTE 6 – INCOME TAXES
Under Accounting Standards Codification ("ASC") 270, “Interim Reporting”, and ASC 740-270, “Income Taxes – Intra Tax Allocation”, the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 270 and ASC 740-270 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Effective Tax Rate
The benefit from income taxes for the three months ended March 31, 2013 was $177 on a pre-tax loss of $8,418, compared with a benefit from income taxes of $646 on pre-tax loss of $3,867 for the same period in 2012. The Company’s effective income tax rate was 2.1% and 16.7% for the three months ended March 31, 2013 and 2012, respectively. The change in the effective tax rate was primarily attributable to the Company's inability to benefit from losses in certain foreign jurisdictions.
Uncertain Tax Positions
As of March 31, 2013 and December 31, 2012, the Company had $3,848 and $3,845, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $711 and $701 as of March 31, 2013 and December 31, 2012, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) and totaled to a provision of $19 and a benefit of $97 for the three months ended March 31, 2013 and 2012, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of March 31, 2013, the Company's open tax years, which remain subject to examination by the relevant tax authorities or are currently under income tax examination were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2009
Majority of other U.S. state and local jurisdictions	2008
U.K.	2011
Australia	2008
Majority of other foreign jurisdictions	2007
Earliest tax years which are currently under income tax examination:
State of Illinois	2010
The Company believes that its tax reserves are adequate for all years subject to examination.
Based on information available as of March 31, 2013, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $140 to $350 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations were as follows:

	Three Months Ended
	March 31,
	2013	2012
Earnings (loss) per share ("EPS"):
Basic	$(0.25)	$(0.10)
Diluted	$(0.25)	$(0.10)
EPS numerator - basic and diluted:
Net income (loss)	$(8,241)	$(3,221)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,344	31,765
Common stock equivalents: stock options and other stock-based awards (a)	—	—
Weighted average number of common stock outstanding - diluted	32,344	31,765

(a)
For the periods in which net losses are presented, the diluted weighted average number of shares of common stock outstanding did not differ from the basic weighted average number of shares of common stock outstanding because the effects of any potential common stock equivalents (see Note 5 for further details on outstanding stock options, unvested restricted stock units and unvested restricted stock) were anti-dilutive and therefore not included in the calculation of the denominator of dilutive earnings per share.

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three months ended March 31, 2013 and 2012 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2013	2012
Unvested restricted stock	399,193	1,307,266
Unvested restricted stock units	100,000	100,000
Stock options	1,225,950	1,385,600
Total	1,725,143	2,792,866

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 8 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
Included under the caption "Other assets":
Collateral accounts	$619	$619
Rental deposits	1,228	1,301
Total amount under the caption "Other assets":	$1,847	$1,920
Included under the caption "Prepaid and other":
Other	$129	$142
Client guarantees	99	$102
Collateral accounts	—	—
Total amount under the caption "Prepaid and other"	$228	$244
Total restricted cash	$2,075	$2,164

Collateral accounts primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy. The rental deposits with banks include amounts held as guarantees for the rent on the Company’s offices in the Netherlands and Spain and rental deposit from sub-tenants in the U.K. Other includes social tax payment reserves, which were held with banks for employee social tax payments required by law in the Netherlands. The client guarantees were held in banks in Belgium as deposits for various client projects.

NOTE 9 – PROPERTY AND EQUIPMENT, NET
As of March 31, 2013 and December 31, 2012, property and equipment, net were as follows:

	March 31, 2013	December 31, 2012
Computer equipment	$10,501	$10,889
Furniture and equipment	7,761	7,840
Capitalized software costs	29,088	28,877
Leasehold and building improvements	24,428	24,650
	71,778	72,256
Less: accumulated depreciation and amortization	52,868	52,206
Property and equipment, net	$18,910	$20,050

The Company had expenditures of approximately $1,009 and $778 for acquired property and equipment, mainly consisting of software, which had not been placed in service as of March 31, 2013 and December 31, 2012, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012. A summary of the Company’s equipment acquired under capital lease agreements was as follows:

	March 31, 2013	December 31, 2012
Capital lease obligation, current	$475	$467
Capital lease obligation, non-current	$202	$324

The Company did not acquire any property and equipment under capital lease agreements during the three months ended March 31, 2013 and 2012.

NOTE 10 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill for the three months ended March 31, 2013 and 2012. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

	Carrying Value
	2013	2012
Goodwill, January 1,	$2,020	$1,992
Additions	—	—
Impairments	—	—
Currency translation	6	6
Goodwill, March 31,	$2,026	$1,998

NOTE 11 – BUSINESS REORGANIZATION EXPENSES
In January 2012, the Company’s Chief Executive Officer approved a $1,000 plan of reorganization (“2012 Plan”) to streamline the Company’s support operations in each of Hudson’s regional businesses to match the aggregated operating segments and to improve support services to the Company’s regional and global professional business practices. The 2012 Plan primarily includes costs for actions to reduce support functions to match them to the revised operating structure. In April 2012, the Company’s Board of Directors (the “Board”) approved an addition to the 2012 Plan of up to $10,000 for additional actions to accelerate the Company’s plans for increased global alignment and redirection of resources from support to client facing activities. As of December 31, 2012, the Company had incurred a total of $7,782 under its reorganization plans. In February 2013, the Board approved a further increase of up to $4,000 for additional actions under the 2012 Plan. For the three months ended March 31, 2013, restructuring charges associated with these initiatives for the 2012 Plan primarily included employee separation costs for the elimination of 37 positions. The headcount reductions identified in this action are expected to be completed in the first half of fiscal 2013 with the related payments to be completed in fiscal 2013. The payments include, but are not limited to, salaries, social pension fund payments, health care and unemployment insurance costs to be paid to or on behalf of the affected employees.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Company’s Board approved other reorganization plans in 2009 (“2009 Plan”), 2008 (“2008 Plan”), and 2006 (“2006 Plan”) to streamline the Company’s support operations and included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. Business reorganization expenses for the three months ended March 31, 2013 and 2012 by plan were as follows:

	Three Months Ended March 31,
	2013	2012
2006 Plan	$36	$—
2008 Plan	—	—
2009 Plan	—	(48)
2012 Plan	1,946	988
Total	$1,982	$940

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered during the three months ended March 31, 2013. The amounts for Changes in Estimate and Additional Charges are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss). Amounts in the “Payments” column represent primarily the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the three months ended March 31, 2013 were as follows:

For The Three Months Ended March 31, 2013	December 31, 2012	Changes in Estimate	Additional Charges	Payments	March 31, 2013
Lease termination payments	$2,678	$7	$—	$(510)	$2,175
Employee termination benefits	715	—	1,764	(633)	1,846
Other associated costs	27	—	211	(234)	4
Total	$3,420	$7	$1,975	$(1,377)	$4,025

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of March 31, 2013 and December 31, 2012.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The current portion of asset retirement obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets. The non-current portion of asset retirement obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Current portion of asset retirement obligations	$40	$52
Non-current portion of asset retirement obligations	2,628	2,769
Total asset retirement obligations	$2,668	$2,821

NOTE 13 – CREDIT AGREEMENTS
Credit Agreement with RBS Citizens Business Capital
On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries ("Loan Parties") entered into a senior secured revolving credit facility with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), and on February 22, 2012, June 26, 2012 and December 31, 2012, the Company and certain of its North American and U.K. subsidiaries entered into Amendment No. 1, No. 2 and No. 3, respectively, to the senior secured revolving credit facility with RBS (as amended, the “Revolver Agreement”). The Revolver Agreement provides the Company with the ability to borrow up to $40,000, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50,000, subject to certain conditions, including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the Company's U.K. and North American operations, less required reserves. In connection with the Revolver Agreement, the Company capitalized approximately $1,457 of financing costs, which are being amortized over the term of the agreement. The maturity date of the Revolver Agreement is August 5, 2014. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and can be made with an interest rate based on a base rate plus an applicable margin or on the LIBOR rate for the applicable period plus an applicable margin. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement) and is determined as follows:

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

The details of the Revolver Agreement as of March 31, 2013 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

March 31, 2013
Borrowing base	$26,458
Less: adjustments to the borrowing base
Minimum availability	(10,000)
Outstanding letters of credits	(2,028)
Adjusted borrowing base	14,430
Less: outstanding borrowing	—
Additional borrowing availability	$14,430
Interest rates on outstanding borrowing	4.50%

The Revolver Agreement contains various restrictions and covenants including:

(1)
a requirement to maintain a minimum excess availability of $10,000 until such time that, for two consecutive fiscal quarters, the Company’s Fixed Charge Coverage Ratio is at least 1.2x (such occurrence, a “Trigger Event”), at which time the Company’s required minimum excess availability is reduced to $5,000;

(2)	upon the occurrence of a Trigger Event, maintain a minimum required Fixed Charge Coverage Ratio of 1.1x;

(3)	maintain a minimum EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $1,000;

(4)	a limit on the payment of dividends of not more than $5,000 per year and subject to certain conditions;

(5)	restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock;

(6)	a limit on investments, and a limit on acquisitions of not more than $25,000 in cash and $25,000 in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement;

(7)	a limit on dispositions of assets of not more than $4,000 per year; and

(8)
a limit on the aggregate cumulative amount of cash outflows from Loan Parties to affiliates of the Company that are not Loan Parties not to exceed the aggregate cumulative amount of cash inflows from (i) affiliates that are not Loan Parties to Loan Parties, (ii) equity offerings by the Company and (iii) the proceeds of divestiture or asset sales, in the case of each of the following periods, by more than $5,000 for any quarterly compliance testing period beginning after March 1, 2013 or in the aggregate through December 31, 2013 or for any twelve-month period ending as of the end of each fiscal quarter commencing with the twelve-month period ending December 31, 2013.

The Company was in compliance with all financial covenants under the Revolver Agreement as of March 31, 2013.
Credit Agreement with Westpac Banking Corporation
On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a Facility Agreement, dated November 29, 2011 (the “Facility Agreement”), with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”).
The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $20,838 (AUD20,000) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2,928 (NZD3,500) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $5,210 (AUD5,000) (“Tranche C”) for the Australian subsidiary.

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
The details of the Facility Agreement as of March 31, 2013 were as follows:

March 31, 2013
Tranche A:
Borrowing capacity	$14,266
Less: outstanding borrowing	—
Additional borrowing availability	$14,266
Interest rates on outstanding borrowing	4.83%
Tranche B:
Borrowing capacity	$2,928
Less: outstanding borrowing	—
Additional borrowing availability	$2,928
Interest rates on outstanding borrowing	6.03%
Tranche C:
Financial guarantee capacity	$5,210
Less: outstanding financial guarantee requested	(2,979)
Additional availability for financial guarantee	$2,231
Interest rates on financial guarantee requested	1.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including: (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $18,233 (AUD17,500); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve-month period; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of March 31, 2013.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, Singapore and Mainland China. As of March 31, 2013, the Netherlands subsidiary could borrow up to $2,265 (€1,767) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary has a $1,281 (€1,000) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.61% as of March 31, 2013. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one-year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $806 (SGD1,000) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.0% on March 31, 2013. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. In Mainland China, the Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six-month rate plus 200 basis points, and it was 7.6% on March 31, 2013. This overdraft facility expires annually each September, but can be renewed for one-year periods at that time. There were $0 of outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of March 31, 2013.
The average monthly outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and Mainland China was $0 for the three months ended March 31, 2013. The weighted average interest rate on all outstanding borrowings as of March 31, 2013 was 0.00%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 14 – ACQUISITION SHELF REGISTRATION
The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of March 31, 2013, all of the 1,350,000 shares were available for issuance.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	March 31,	December 31,
	2013	2012
Foreign currency translation adjustments	$19,064	$20,826
Unamortized pension plan obligations	(275)	(290)
Accumulated other comprehensive income (loss)	$18,789	$20,536

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 16 – SEGMENT AND GEOGRAPHIC DATA
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

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended March 31, 2013
Revenue, from external customers	$37,223	$56,201	$72,254	$—	$—	$165,678
Inter-segment revenue	(2)	(1)	25	—	(22)	—
Total revenue	$37,221	$56,200	$72,279	$—	$(22)	$165,678
Gross margin, from external customers	$8,144	$21,492	$27,041	$—	$—	$56,677
Inter-segment gross margin	(2)	(25)	26	—	1	—
Total gross margin	$8,142	$21,467	$27,067	$—	$1	$56,677
Business reorganization expenses (recovery)	$(17)	$102	$1,871	$26	$—	$1,982
EBITDA (loss) (a)	$(947)	$(867)	$(3,452)	$(1,358)	$—	$(6,624)
Depreciation and amortization	252	830	405	161	—	1,648
Intercompany interest income (expense), net	—	(665)	(106)	771	—	—
Interest income (expense), net	(9)	(42)	6	(101)	—	(146)
Income (loss) from continuing operations before income taxes	$(1,208)	$(2,404)	$(3,957)	$(849)	$—	$(8,418)
As of March 31, 2013
Accounts receivable, net	$23,442	$31,627	$47,954	$—	$—	$103,023
Long-lived assets, net of accumulated depreciation and amortization	$2,100	$12,380	$4,703	$1,810	$—	$20,993
Total assets	$28,443	$69,140	$75,216	$9,653	$—	$182,452

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended March 31, 2012
Revenue, from external customers	$45,170	$74,263	$81,157	$—	$—	$200,590
Inter-segment revenue	—	13	18	—	(31)	—
Total revenue	$45,170	$74,276	$81,175	$—	$(31)	$200,590
Gross margin, from external customers	$11,831	$29,313	$32,064	$—	$—	$73,208
Inter-segment gross margin	(3)	(4)	7	—	—	—
Total gross margin	$11,828	$29,309	$32,071	$—	$—	$73,208
Business reorganization expenses (recovery)	$20	$67	$720	$133	$—	$940
EBITDA (loss) (a)	$(491)	$8	$(1,087)	$(631)	$—	$(2,201)
Depreciation and amortization	319	694	363	129	—	1,505
Intercompany interest income (expense), net	—	(1,746)	(108)	1,854	—	—
Interest income (expense), net	(19)	(65)	19	(96)	—	(161)
Income (loss) from continuing operations before income taxes	$(829)	$(2,497)	$(1,539)	$998	$—	$(3,867)
As of March 31, 2012
Accounts receivable, net	$31,654	$45,098	$55,815	$—	$—	$132,567
Long-lived assets, net of accumulated depreciation and amortization	$2,478	$10,389	$4,902	$2,406	$—	$20,175
Total assets	$36,997	$75,506	$84,660	$8,614	$—	$205,777

(a)
Securities and Exchange Commission ("SEC") Regulation S-K 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company's operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with U.S. GAAP or as a measure of the Company's profitability.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the three months ended March 31, 2013 and 2012 and long-lived assets and net assets by geographic area as of March 31, 2013 and 2012 were as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended March 31, 2013
Revenue (a)	$47,078	$42,042	$36,952	$25,175	$14,160	$271	$165,678
For The Three Months Ended March 31, 2012
Revenue (a)	$52,007	$57,644	$44,636	$29,041	$16,728	$534	$200,590
As of March 31, 2013
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,548	$8,595	$3,866	$1,147	$3,785	$52	$20,993
Net assets	$25,426	$29,687	$21,501	$6,069	$13,938	$247	$96,868
As of March 31, 2012
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,183	$6,030	$4,833	$1,707	$4,364	$58	$20,175
Net assets	$30,112	$29,730	$21,558	$10,634	$14,554	$536	$107,124

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

Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Item 1 of this Form 10-Q. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 16 to the Condensed Consolidated Financial Statements for EBITDA segment reconciliation information.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Recent Accounting Pronouncements

Executive Overview
The Company has expertise in recruiting mid-level professional talent across all management disciplines in a wide range of industries. We match clients and candidates to address client needs on a part time, full time, and interim basis. Part of that expertise is derived from research on hiring trends and clients’ current successes and challenges with their staff. This research has helped enhance our understanding about the number of new hires that do not meet our clients’ long-term goals, the reasons why, and the resulting costs to our clients. With approximately 2,000 people in 20 countries, and relationships with specialized professionals around the globe, the Company brings a unique ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. Hudson's focus is to continually upgrade its service offerings, delivery capability and assessment tools to make candidates more successful in achieving its clients' business requirements.
Over the past two years, the Company has continued to shift and refine its focus from a traditional staffing vendor to providing solutions as a trusted business advisor and partner to both clients and candidates. The Company’s proprietary frameworks, assessment tools and leadership development programs, coupled with our broad geographic footprint, has allowed us to design and implement regional and global recruitment solutions that greatly enhance the quality of hiring.
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

Index

Initiated in 2012 and expanded during the first quarter of 2013, the Company took steps to accelerate its strategic initiatives with the announcement and implementation of the 2012 plan of reorganization ("2012 Plan"). The 2012 Plan is focused on:

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

Current Market Conditions
Economic conditions in most parts of the world are not improving. Most markets in the Euro-zone remain weak. Lack of access to credit for small and medium sized businesses in Europe has reduced investment and resulted in stagnant or declining employment levels. Slower growth in China, driven by slower exports has in turn reduced demand throughout the greater Asia Pacific region, resulting in lesser demand for corporate hiring.
These market conditions contributed to a decline in the Company’s first quarter 2013 revenues of 17% as compared to the same period in 2012 and affected nearly all of the major markets in which we operate. If the current conditions persist, we may continue to experience diminished operating results and see a negative impact on our financial condition. We monitor the conditions in our markets closely and respond as appropriate to the environment in which we operate. At this time, we are unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for our services.
Financial Performance
The following is a summary of the highlights for the three months ended March 31, 2013 and 2012. These should be considered in the context of the additional disclosures in this MD&A.

•
Revenue was $165.7 million for the three months ended March 31, 2013, compared to $200.6 million for the same period in 2012, a decrease of $34.9 million, or 17.4%. On a constant currency basis, the Company's revenue decreased $33.4 million, or 16.8% . Of this decrease, $20.3 million was in contracting revenue (down 13.6% compared to the same period in 2012) and $10.9 million was in permanent recruitment revenue (down 29.2% compared to the same period in 2012).

•
Gross margin was $56.7 million for the three months ended March 31, 2013, compared to $73.2 million for the same period in 2012, a decrease of $16.5 million, or 22.6%. On a constant currency basis, gross margin decreased $16.1 million, or 22.2%. Of this decrease, $10.9 million was in permanent recruitment gross margin (down 29.6% compared to the same period in 2012) and $3.7 million was in contracting gross margin (down 14.1% compared to the same period in 2012).

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) were $61.3 million for the three months ended March 31, 2013, compared to $74.5 million for the same period in 2012, a decrease of $13.2 million, or 17.7%. On a constant currency basis, SG&A and Non-Op decreased $12.9 million, or 17.3%. SG&A and Non-Op, as a percentage of revenue, was 37.0% for the three months ended March 31, 2013, compared to 37.3% for the same period in 2012.

•
Business reorganization expenses were $2.0 million for the three months ended March 31, 2013, compared to $0.9 million for the same period in 2012, an increase of $1.0 million on both a reported and constant currency basis.

•
EBITDA loss was $6.6 million for the three months ended March 31, 2013, an increase of $4.4 million compared to a $2.2 million loss for the same period in 2012. On a constant currency basis, EBITDA decreased $4.3 million.

•	Net loss was $8.2 million for the three months ended March 31, 2013, compared to $3.2 million for the same period in 2012. On a constant currency basis, net loss increased $5.0 million.

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Hudson Americas	$37,223	$45,170	$(5)	$45,165
Hudson Asia Pacific	56,201	74,263	(803)	73,460
Hudson Europe	72,254	81,157	(689)	80,468
Total	$165,678	$200,590	$(1,497)	$199,093
Gross margin:
Hudson Americas	$8,144	$11,831	$(5)	$11,826
Hudson Asia Pacific	21,492	29,313	(236)	29,077
Hudson Europe	27,041	32,064	(147)	31,917
Total	$56,677	$73,208	$(388)	$72,820
SG&A and Non-Op (a):
Hudson Americas	$9,105	$12,299	$4	$12,303
Hudson Asia Pacific	22,237	29,233	(177)	29,056
Hudson Europe	28,647	32,438	(113)	32,325
Corporate	1,330	499	(1)	498
Total	$61,319	$74,469	$(287)	$74,182
Business reorganization expenses:
Hudson Americas	$(17)	$20	$—	$20
Hudson Asia Pacific	102	67	(1)	66
Hudson Europe	1,871	720	(10)	710
Corporate	26	133	1	134
Total	$1,982	$940	$(10)	$930
Operating income (loss):
Hudson Americas	$(592)	$(64)	$(8)	$(72)
Hudson Asia Pacific	(1,359)	1,045	(51)	994
Hudson Europe	(2,388)	333	(73)	260
Corporate	(4,203)	(5,016)	—	(5,016)
Total	$(8,542)	$(3,702)	$(132)	$(3,834)
Net income (loss), consolidated	$(8,241)	$(3,221)	$(43)	$(3,264)
EBITDA (loss) (b):
Hudson Americas	$(947)	$(491)	$(8)	$(499)
Hudson Asia Pacific	(867)	8	(58)	(50)
Hudson Europe	(3,452)	(1,087)	(24)	(1,111)
Corporate	(1,358)	(631)	(1)	(632)
Total	$(6,624)	$(2,201)	$(91)	$(2,292)

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
Use of EBITDA (Non-GAAP measure)
Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management to be the best indicator of operating performance and most comparable measure across the regions in which we operate. Management also uses this measure to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, or net income prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) or as a measure of the Company’s profitability. EBITDA is derived from net income (loss) adjusted for the provision for (benefit from) for income taxes, interest expense (income), and depreciation and amortization.

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended
	March 31,
$ in thousands	2013	2012
Net income (loss)	$(8,241)	$(3,221)
Adjustments to net income (loss)
Provision for (benefit from) income taxes	(177)	(646)
Interest expense, net	146	161
Depreciation and amortization expense	1,648	1,505
Total adjustments from net income (loss) to EBITDA (loss)	1,617	1,020
EBITDA (loss)	$(6,624)	$(2,201)

Index

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin as a percent of revenue for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
$ in thousands	As reported	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$35,373	$41,603	$—	$41,603
Hudson Asia Pacific	40,644	51,841	(654)	51,187
Hudson Europe	52,824	56,993	(634)	56,359
Total	$128,841	$150,437	$(1,288)	$149,149
Temporary contracting gross margin:
Hudson Americas	$6,365	$8,359	$—	$8,359
Hudson Asia Pacific	6,745	8,079	(102)	7,977
Hudson Europe	9,365	9,928	(90)	9,838
Total	$22,475	$26,366	$(192)	$26,174
Temporary contracting gross margin as a percent of temporary contracting revenue:
Hudson Americas	17.99%	20.09%	N/A	20.09%
Hudson Asia Pacific	16.60%	15.58%	N/A	15.58%
Hudson Europe	17.73%	17.42%	N/A	17.46%
Total	17.44%	17.53%	N/A	17.55%

(a)
Temporary contracting gross margin and gross margin as a percent of revenue are shown to provide additional information regarding the Company’s ability to manage its cost structure and to provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from that of other companies.

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended March 31,
	2013	2012	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Revenue	$37.2	$45.2	$(7.9)	(17.6)%

For the three months ended March 31, 2013, contracting and permanent recruitment revenue decreased $6.2 million, or 15.0%, and $1.7 million, or 48.2%, respectively, as compared to the same period in 2012.

For the three months ended March 31, 2013, the decline in contracting revenue was in Legal and resulted principally from continued subdued, less complex M&A activity and a shorter average project length. The decline in permanent recruitment revenue was principally in RPO, which decreased $1.0 million, or 37.6%, and was due in-part to a large client moving the work that we had provided in-house.
Gross Margin

	Three Months Ended March 31,
	2013	2012	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Gross margin	$8.1	$11.8	$(3.7)	(31.2)%
Gross margin as a percentage of revenue	21.9%	26.2%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	18.0%	20.1%	N/A	N/A

For the three months ended March 31, 2013, contracting and permanent recruitment gross margins decreased $2.0 million, or 23.9%, and $1.7 million, or 48.8%, respectively, as compared to the same period in 2012. The changes in contracting and permanent recruitment gross margins were attributable to the same factors as described above for revenue.

For the three months ended March 31, 2013, contracting gross margin as a percentage of revenue was 18.0%, as compared to 20.1% for the same period in 2012. The decrease was due principally to lower volumes relative to fixed costs. For the three months ended March 31, 2013, total gross margin as a percentage of revenue decreased to 21.9%, as compared to 26.2% for the same period in 2012, and was attributable principally to the decline in permanent recruitment gross margin.
Selling, General and Administrative Expenses and Non-Operating Income (Expense) (“SG&A and Non-Op”)

	Three Months Ended March 31,
	2013	2012	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
SG&A and Non-Op	$9.1	$12.3	$(3.2)	(26.0)%
SG&A and Non-Op as a percentage of revenue	24.5%	27.2%	N/A	N/A

Actions taken to streamline business processes as well as lower gross margin-related compensation resulted in lower SG&A and Non-Op for the three months ended March 31, 2013 as compared to the same period in 2012.

For the three months ended March 31, 2013, SG&A and Non-Op, as a percentage of revenue was 24.5%, as compared to 27.2% for the same period in 2012. The improvement was due to the actions described above.

Index

Operating Income and EBITDA

	Three Months Ended March 31,
	2013	2012	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Operating (loss):	$(0.6)	$(0.1)	$(0.5)	(a)
EBITDA (loss)	$(0.9)	$(0.5)	$(0.5)	92.9%
EBITDA (loss) as a percentage of revenue	(2.5)%	(1.1)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the periods in comparison.
For the three months ended March 31, 2013, EBITDA loss was $0.9 million, or 2.5% of revenue, as compared to $0.5 million, or 1.1% of revenue, for the same period in 2012. The decrease in EBITDA for the three months ended March 31, 2013 was due to lower gross margin.
For the three months ended March 31, 2013, operating loss was $0.6 million, as compared to $0.1 million for the same period in 2012. The difference between operating loss and EBITDA loss for the three months ended March 31, 2013 was principally due to the inclusion of corporate management fees and depreciation in the calculation of operating loss.
Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended March 31,
	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Revenue	$56.2	$73.5	$(17.3)	(23.5)%

For the three months ended March 31, 2013, contracting and permanent recruitment revenue decreased $10.5 million and $6.2 million, or 20.6% and 33.7%, respectively, as compared to the same period in 2012.

For the three months ended March 31, 2013, contracting and permanent recruitment revenue in Australia declined $10.4 million and $3.7 million, or 23.9% and 37.1%, respectively, as compared to the same period in 2012. In Asia, revenue decreased $1.9 million, or 24.4%, for the three months ended March 31, 2013, as compared to the same period in 2012, principally in Singapore and China.

The decline in both contracting and permanent recruitment revenue was attributable to slowing economic activity across the region, increasingly cautious client hiring actions and a shift to greater reliance on RPO and in-house recruitment teams for at least their lower levels of hiring.

Index

Gross Margin

	Three Months Ended March 31,
	2013	2012	Change in amount	Change in %
	As reported	Constant currency
Hudson Asia Pacific
Gross margin	$21.5	$29.1	$(7.6)	(26.1)%
Gross margin as a percentage of revenue	38.2%	39.6%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	16.6%	15.6%	N/A	N/A

For the three months ended March 31, 2013, permanent recruitment and contracting gross margins decreased $6.2 million and $1.2 million, or 33.6% and 15.4%, respectively, as compared to the same period in 2012. The changes in permanent recruitment and contracting gross margins were attributable to the same factors as described above for revenue.

For the three months ended March 31, 2013, contracting gross margin as a percentage of revenue was 16.6%, as compared to 15.6% for the same period in 2012. The improvement was due to our exit from a high volume, low-margin client relationship. Total gross margin as a percentage of revenue was 38.2% for the three months ended March 31, 2013, as compared to 39.6% for the same period in 2012. The decline in total gross margin as a percentage of revenue was attributable principally to the decline in permanent recruitment gross margin.
SG&A and Non-Op

	Three Months Ended March 31,
	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$22.2	$29.1	$(6.8)	(23.5)%
SG&A and Non-Op as a percentage of revenue	39.6%	39.6%	N/A	N/A

Actions taken to streamline business processes, lesser commissions paid as a result of lower gross margin and reduced corporate management fees resulted in lower compensation and an overall decrease in SG&A and Non-Op for the three months ended March 31, 2013 as compared to the same period in 2012.

For the three months ended March 31, 2013, SG&A and Non-Op, as a percentage of revenue, was 39.6% and remained consistent as compared to the same period in 2012.

For the three months ended March 31, 2013, business reorganization expenses were $0.1 million and remained consistent as compared to the same period in 2012. The business reorganization expenses incurred in the current period were related to our consolidation of our Asia and Australia and New Zealand regional businesses into our Asia Pacific regional business.

Index

Operating Income and EBITDA

	Three Months Ended March 31,
	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Operating income (loss):	$(1.4)	$1.0	$(2.4)	(a)
EBITDA (loss)	$(0.9)	$(0.1)	$(0.8)	(a)
EBITDA (loss) as a percentage of revenue	(1.5)%	(0.1)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the periods in comparison.
For the three months ended March 31, 2013, EBITDA loss was $0.9 million, or 1.5% of revenue, as compared to $0.1 million, or 0.1% of revenue, for the same period in 2012. The decrease in EBITDA for the three months ended March 31, 2013 was principally due to the decline in gross margin.
For the three months ended March 31, 2013, operating loss was $1.4 million, as compared to operating income of $1.0 million for the same period in 2012. The difference between operating loss and EBITDA loss for the three months ended March 31, 2013 was principally due to the inclusion of corporate management fees and depreciation in the calculation of operating loss.
Hudson Europe (constant currency)
Revenue

	Three Months Ended March 31,
	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Revenue	$72.3	$80.5	$(8.2)	(10.2)%

For the three months ended March 31, 2013, contracting, permanent recruitment and talent management revenue decreased $3.5 million, $3.0 million and $1.5 million, or 6.3%, 19.3% and 18.7%, respectively, as compared to the same period in 2012.

In the U.K., contracting and permanent recruitment revenue declined $3.1 million and $0.5 million, or 7.2% and 7.1%, respectively, for the three months ended March 31, 2013, as compared to the same period in 2012. The sequential rate of decrease from the fourth quarter of 2012 to the first quarter of 2013 slowed by nearly half as compared to the same periods in prior year as the banking and finance sector began to stabilize.

In Continental Europe, revenue was approximately $25.2 million for the three months ended March 31, 2013, as compared to $29.2 million for the same period in 2012. The revenue decrease was principally in permanent recruitment and talent management, which decreased $2.4 million and $1.1 million, or 28.3% and 15.5%, respectively. Nearly half of the decline in permanent recruitment revenue occurred in France. The decline in talent management revenue partially resulted from lesser demand for compensation studies by clients throughout the region.

Index

Gross Margin

	Three Months Ended March 31,
	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Gross margin	$27.0	$31.9	$(4.9)	(15.3)%
Gross margin as a percentage of revenue	37.4%	39.7%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	17.7%	17.5%	N/A	N/A

For the three months ended March 31, 2013, permanent recruitment, talent management and contracting gross margins decreased $3.0 million, $1.2 million and $0.5 million, or 20.2%, 17.1% and 4.8%, respectively, as compared to the same period in 2012.

In the U.K., the decline in gross margin for the three months ended March 31, 2013 was principally in permanent recruitment, which declined $0.5 million, or 8.0%, as compared to the same period in 2012. The decrease was attributable to the same factors as described above for revenue.

In Continental Europe, permanent recruitment and talent management gross margins decreased $2.4 million and $0.9 million, or 28.7% and 14.1%, respectively, for the three months ended March 31, 2013, as compared to the same period in 2012. The change in permanent recruitment and talent management gross margins for the three months ended March 31, 2013 was attributable to the same factors as described above for revenue.

In Europe, contracting gross margin as a percentage of revenue remained consistent at 17.7% for the three months ended March 31, 2013, as compared to 17.5% for the same period in 2012. Total gross margin as a percentage of revenue was 37.4% for the three months ended March 31, 2013, as compared to 39.7% for the same period in 2012. The change in total gross margin as a percentage of revenue for the three months ended March 31, 2013 was primarily attributable to a lower proportion of permanent recruitment gross margin.
SG&A and Non-Op

	Three Months Ended March 31,
	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$28.6	$32.3	$(3.7)	(11.4)%
SG&A and Non-Op as a percentage of revenue	39.6%	40.2%	N/A	N/A

Actions taken to streamline business processes, lower gross margin-related compensation and reduced corporate management fees resulted in lower SG&A and Non-Op expenses for the three months ended March 31, 2013 as compared to the same period in 2012.

For the three months ended March 31, 2013, SG&A and Non-Op, as a percentage of revenue, was 39.6%, as compared to 40.2% for the same period in 2012. The decrease in SG&A and Non-Op, as a percentage of revenue, was primarily due to reorganization actions taken in prior year to streamline business processes.

For the three months ended March 31, 2013, business reorganization expenses were $1.9 million, as compared to $0.7 million for the same period in 2012, and were attributable to employee termination benefits in France and Belgium.

Index

Operating Income and EBITDA

	Three Months Ended March 31,
	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Operating income (loss):	$(2.4)	$0.3	$(2.6)	(a)
EBITDA (loss)	$(3.5)	$(1.1)	$(2.3)	(a)
EBITDA (loss) as a percentage of revenue	(4.8)%	(1.4)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the periods in comparison.

For the three months ended March 31, 2013, EBITDA loss was $3.5 million, or 4.8% of revenue, as compared to $1.1 million, or 1.4% of revenue, for the same period in 2012. The decrease in EBITDA for the three months ended March 31, 2013 was principally due to the decline in gross margin and business reorganization expenses.
For the three months ended March 31, 2013, operating loss was $2.4 million, as compared to operating income of $0.3 million for the same period in 2012. The difference between operating loss and EBITDA loss for the three months ended March 31, 2013 was principally due to the inclusion of corporate management fees and depreciation in the calculation of operating income (loss).
The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $1.3 million for the three months ended March 31, 2013, as compared to $0.5 million for the same period in 2012, an increase of $0.8 million, or 166.5%. The increase for the three months ended March 31, 2013 was principally due to lower corporate management fee allocations.

Depreciation and Amortization Expense

For the three months ended March 31, 2013, depreciation and amortization expense was $1.6 million, as compared to $1.5 million for the same period in 2012, an increase of $0.1 million, or 9.5%. The increase was due to capital expenditures placed in service in the second quarter of 2012 for the new office in Sydney, Australia.

Interest Expense, Net of Interest Income

Interest expense remained consistent and was less than $0.2 million for the three months ended March 31, 2013 and 2012.

Provision for (Benefit from) Income Taxes

The benefit from income taxes for the three months ended March 31, 2013 was $0.2 million on $8.4 million of pre-tax loss, as compared to $0.6 million on $3.9 million of pre-tax loss for the same period in 2012. The effective tax rate for the three months ended March 31, 2013 was 2.1%, as compared to 16.7% for the same period in 2012.
The change in the Company's effective tax rate for the three months ended March 31, 2013, as compared to the same periods in 2012, was primarily attributable to the inability to benefit from losses in certain foreign jurisdictions in the current year period. The effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, withholding taxes, non-deductible expenses and foreign tax rates that vary from that in the U.S.

Net Income (Loss)

Net loss was $8.2 million for the three months ended March 31, 2013, as compared to $3.2 million for the same period in 2012, a decrease in net income of $5.0 million. Basic and diluted loss per share were $0.25 for the three months ended March 31, 2013, as compared to $0.10 for the same period in 2012.

Index

Liquidity and Capital Resources
As of March 31, 2013, cash and cash equivalents totaled $32.5 million, as compared to $38.7 million as of December 31, 2012. The following table summarizes the Company's cash flow activities for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
(In millions)	2013	2012
Net cash provided by (used in) operating activities	$(3.8)	$(7.2)
Net cash provided by (used in) investing activities	(0.9)	(1.8)
Net cash provided by (used in) financing activities	(0.5)	(3.9)
Effect of exchange rates on cash and cash equivalents	(1.0)	0.6
Net increase (decrease) in cash and cash equivalents	(6.1)	(12.4)

Cash Flows from Operating Activities
For the three months ended March 31, 2013, net cash used in operating activities was $3.8 million, compared to $7.2 million for the same period in 2012, a decrease in net cash used in operating activities of $3.5 million. The decrease in net cash used in operating activities resulted principally from lower net income and management bonuses.

Cash Flows from Investing Activities
For the three months ended March 31, 2013, net cash used in investing activities was $0.9 million, compared to $1.8 million for the same period in 2012, a decrease of $0.9 million. The decrease in net cash used in investing activities was primarily attributable to reductions in capital expenditures.
Cash Flows from Financing Activities
For the three months ended March 31, 2013, net cash used in financing activities was $0.5 million, compared to net cash used in financing activities of $3.9 million for the same period in 2012, a decrease in net cash used in financing activities of $3.4 million. The decrease in net cash used in financing activities was primarily attributable to lesser borrowing needs in the Company's Australia operations.
Credit Agreements
Credit Agreement with RBS Citizens Business Capital
On August 5, 2010, the Company and certain of its North American and U.K. subsidiaries ("Loan Parties") entered into a senior secured revolving credit facility with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), and on February 22, 2012, June 26, 2012 and December 31, 2012, the Company and certain of its North American and U.K. subsidiaries entered into Amendment No. 1, No. 2 and No. 3, respectively, to the senior secured revolving credit facility with RBS (as amended, the “Revolver Agreement”). The Revolver Agreement provides the Company with the ability to borrow up to $40.0 million, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50.0 million, subject to certain conditions, including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the Company's U.K. and North American operations, less required reserves. In connection with the Revolver Agreement, the Company incurred and capitalized approximately $1.5 million of deferred financing costs, which are being amortized over the term of the agreement. The maturity date of the Revolver Agreement is August 5, 2014. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and can be made with an interest rate based on a base rate plus an applicable margin or on the LIBOR rate for the applicable period plus an applicable margin. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement) and is determined as follows:

Index

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

The details of the Revolver Agreement as of March 31, 2013 were as follows:

(In millions)	March 31, 2013
Borrowing base	$26.5
Less: adjustments to the borrowing base
Minimum availability	(10.0)
Outstanding letters of credits	(2.0)
Adjusted borrowing base	14.4
Less: outstanding borrowing	—
Additional borrowing availability	$14.4
Interest rates on outstanding borrowing	4.50%

The Revolver Agreement contains various restrictions and covenants including:

(1)
a requirement to maintain a minimum excess availability of $10.0 million until such time that, for two consecutive fiscal quarters, the Company’s Fixed Charge Coverage Ratio is at least 1.2x (such occurrence, a “Trigger Event”), at which time the Company’s required minimum excess availability is reduced $5.0 million;

(2)	upon the occurrence of a Trigger Event, maintain a minimum required Fixed Charge Coverage Ratio of 1.1x;

(3)	Maintain a minimum EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $1.0 million;

(4)	a limit on the payment of dividends of not more than $5.0 million per year and subject to certain conditions;

(5)	restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock;

(6)
a limit on investments, and a limit on acquisitions of not more than $25.0 million in cash and $25.0 million in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement;

(7)	a limit on dispositions of assets of not more than $4.0 million per year; and

(8)
a limit on the aggregate cumulative amount of cash outflows from Loan Parties to affiliates of the Company that are not Loan Parties not to exceed the aggregate cumulative amount of cash inflows from (i) affiliates that are not Loan Parties to Loan Parties, (ii) equity offerings by the Company and (iii) the proceeds of divestiture or asset sales, in the case of each of the following periods, by more than $5.0 million for any quarterly compliance testing period beginning after March 1, 2013 or in the aggregate through December 31, 2013 or for any twelve-month period ending as of the end of each fiscal quarter commencing with the twelve-month period ending December 31, 2013.

The Company was in compliance with all covenants under the Revolver Agreement as of March 31, 2013.

Index

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
The details of the Facility Agreement as of March 31, 2013 were as follows:

(In millions)	March 31, 2013
Tranche A:
Borrowing capacity	$14.3
Less: outstanding borrowing	—
Additional borrowing availability	$14.3
Interest rates on outstanding borrowing	4.83%
Tranche B:
Borrowing capacity	$2.9
Less: outstanding borrowing	—
Additional borrowing availability	$2.9
Interest rates on outstanding borrowing	6.03%
Tranche C:
Borrowing capacity	$5.2
Less: outstanding borrowing	(3.0)
Additional borrowing availability	$2.2
Interest rates on outstanding borrowing	1.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $18.2 million (AUD17.5 million); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve-month period; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all covenants under the Facility Agreement as of March 31, 2013.

Index

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, Singapore and Mainland China. As of March 31, 2013, the Netherlands subsidiary could borrow up to $2.3 million (€1.8 million) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary has a $1.3 million (€1 million) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one-month EURIBOR plus a margin, and were 2.61% as of March 31, 2013. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one-year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.8 million (SGD1 million) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus 1.75%, and it was 6.00% on March 31, 2013. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. In Mainland China, the Company’s subsidiary can borrow up to $1 million for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six-month rate plus 200 basis points, and it was 7.60% on March 31, 2013. This overdraft facility expires annually each September, but can be renewed for one-year periods at that time. There were $0.0 million of outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of March 31, 2013.
The average monthly outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and Mainland China was $0.0 million for the three months ended March 31, 2013. The weighted average interest rate on all outstanding borrowings as of March 31, 2013 was 0.00%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

Liquidity Outlook

As of March 31, 2013, the Company had cash and cash equivalents on hand of $32.5 million supplemented by additional borrowing availability of $14.4 million under the Revolver Agreement, $22.5 million of additional borrowing availability under the Facility Agreement and other lending arrangements in Belgium, the Netherlands, Singapore and Mainland China. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of March 31, 2013. The Company's near-term cash requirements during 2013 are primarily related to funding operations, restructuring actions and capital expenditures. For the full year 2013, the Company expects to make capital expenditures of approximately $6.0 million to $8.0 million, and payments in connection with the 2013 business reorganization plan of $2.0 million to $4.0 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

As of March 31, 2013, $6.4 million of the Company's cash and cash equivalents noted above were held in the United States and the remainder were held internationally, primarily in the United Kingdom ($10.0 million), Australia ($6.8 million), Mainland China ($1.8 million) and Singapore ($1.6 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision.  In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds.  The Company has not provided for federal income or foreign withholding taxes on these undistributed foreign earnings.  The Company has not done so because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

Index

For the three months ended March 31, 2013, the ongoing weakness in Europe and the slowing of other major economies continued to negatively impact the markets in which the Company operates. The Company believes that future external market conditions remain uncertain, particularly the access to credit, rates of near-term projected economic growth and levels of unemployment in the markets in which it operates. Due to these uncertain external market conditions, the Company cannot provide assurance that its actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company could be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination of those sources. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Contingencies
From time to time in the ordinary course of business, the Company is subject to compliance audits by federal, state, local and foreign government regulatory, tax and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, and income, value-added and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities. Periodic events and management actions such as business reorganization initiatives can change the number and type of audits, claims, lawsuits, contract disputes or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters.
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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of March 31, 2013. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The Company's adoption of ASU 2013-05 is not expected to have a material impact on the Company's Consolidated Financial Statements.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company's adoption of ASU 2013-02 did not have a material impact on the Company's Consolidated Financial Statements.

Index

Critical Accounting Policies
See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 28, 2012 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2013.

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

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the three months ended March 31, 2013, the Company earned approximately 86% of its gross margin outside the United States (“U.S.”), and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the stockholders’ equity section of the Condensed Consolidated Balance Sheets. The translation of the foreign currency into U.S. dollars is reflected as a component of stockholders’ equity and does not impact our reported net income.
As more fully described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has credit agreements with RBS Citizens Business Capital, Westpac Banking Corporation and other credit agreements with lenders in Belgium, the Netherlands, Singapore and Mainland China. The Company does not hedge the interest risk on borrowings under the credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceeding that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
 As of March 31, 2013, there had not been any material changes to the information set forth in Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2013 - January 31, 2013	—	$—	—	$6,792,000
February 1, 2013 - February 28, 2013 (b)	67,605	$4.45	—	$6,792,000
March 1, 2013 - March 31, 2013 (b)	14,198	$3.76	—	$6,792,000
Total	81,803	$4.53	—	$6,792,000

(a)
On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. As of March 31, 2013, the Company had repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. Repurchases of common stock are restricted under the Company’s Revolver Agreement entered into on August 5, 2010, as amended on February 22, 2012, June 26, 2012 and December 31, 2012.

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

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ MANUEL MARQUEZ DORSCH
Manuel Marquez Dorsch
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated:	May 7, 2013
		By:	/s/ MARY JANE RAYMOND
Mary Jane Raymond
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated:	May 7, 2013

Index

HUDSON GLOBAL, INC.
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
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2013, and (v) Notes to Condensed Consolidated Financial Statements.