Form 10-Q
period 2013-06-30
Hudson Global, Inc.
filed 2013-07-31
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2013
Common Stock - $0.001 par value	33,117,030

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$171,360	$204,838	$337,037	$405,428
Direct costs	110,856	127,770	219,857	255,152
Gross margin	60,504	77,068	117,180	150,276
Operating expenses:
Selling, general and administrative expenses	63,023	73,535	124,613	147,998
Depreciation and amortization	1,656	1,610	3,304	3,115
Business reorganization expenses	1,249	5,090	3,231	6,030
Operating income (loss)	(5,424)	(3,167)	(13,968)	(6,867)
Non-operating income (expense):
Interest income (expense), net	(155)	(189)	(300)	(349)
Other income (expense), net	(94)	(369)	177	(375)
Income (loss) before provision for income taxes	(5,673)	(3,725)	(14,091)	(7,591)
Provision for (benefit from) income taxes	138	(4,119)	(39)	(4,765)
Net income (loss)	$(5,811)	$394	$(14,052)	$(2,826)
Earnings (loss) per share:
Basic	$(0.18)	$0.01	$(0.43)	$(0.09)
Diluted	$(0.18)	$0.01	$(0.43)	$(0.09)
Weighted-average shares outstanding:
Basic	32,717	32,122	32,532	31,956
Diluted	32,717	32,486	32,532	31,956
Comprehensive income (loss):
Net income (loss)	$(5,811)	$394	$(14,052)	$(2,826)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	(3,626)	(1,351)	(5,387)	439
Amortization of prior service costs - defined benefit pension plan	29	—	44	—
Total other comprehensive income (loss), net of income taxes	(3,597)	(1,351)	(5,343)	439
Comprehensive income (loss)	$(9,408)	$(957)	$(19,395)	$(2,387)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$28,307	$38,653
Accounts receivable, less allowance for doubtful accounts of $1,145 and $1,167, respectively	103,586	107,216
Prepaid and other	11,549	11,543
Total current assets	143,442	157,412
Property and equipment, net	16,675	20,050
Deferred tax assets, non-current	9,540	9,816
Other assets	5,704	6,190
Total assets	$175,361	$193,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,144	$9,292
Accrued expenses and other current liabilities	57,110	55,960
Short-term borrowings	659	—
Accrued business reorganization expenses	3,191	1,916
Total current liabilities	70,104	67,168
Other non-current liabilities	6,389	7,853
Deferred rent and tenant improvement contributions	6,813	8,061
Income tax payable, non-current	3,847	3,845
Total liabilities	87,153	86,927
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 33,321 and 33,100 shares, respectively	33	33
Additional paid-in capital	474,904	473,372
Accumulated deficit	(401,079)	(387,027)
Accumulated other comprehensive income	15,193	20,536
Treasury stock, 204 and 79 shares, respectively, at cost	(843)	(373)
Total stockholders’ equity	88,208	106,541
Total liabilities and stockholders' equity	$175,361	$193,468

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(14,052)	$(2,826)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,304	3,116
Provision for (recovery of) doubtful accounts	35	63
Provision for (benefit from) deferred income taxes	(373)	(2,815)
Stock-based compensation	1,532	1,876
Other, net	324	242
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(1,393)	5,655
Decrease (increase) in prepaid and other assets	(692)	2,225
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,371	(10,244)
Increase (decrease) in accrued business reorganization expenses	743	3,665
Net cash provided by (used in) operating activities	(7,201)	957
Cash flows from investing activities:
Capital expenditures	(1,416)	(6,874)
Net cash provided by (used in) investing activities	(1,416)	(6,874)
Cash flows from financing activities:
Borrowings under credit agreements	9,550	68,789
Repayments under credit agreements	(8,887)	(70,594)
Repayment of capital lease obligations	(230)	(222)
Purchase of restricted stock from employees	(470)	(523)
Net cash provided by (used in) financing activities	(37)	(2,550)
Effect of exchange rates on cash and cash equivalents	(1,692)	100
Net increase (decrease) in cash and cash equivalents	(10,346)	(8,367)
Cash and cash equivalents, beginning of the period	38,653	37,302
Cash and cash equivalents, end of the period	$28,307	$28,935
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$123	$192
Cash payments during the period for income taxes, net of refunds	$395	$2,046

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2012	33,021	$33	$473,372	$(387,027)	$20,536	$(373)	$106,541
Net income (loss)	—	—	—	(14,052)	—	—	(14,052)
Other comprehensive income (loss), currency translation adjustments, net of applicable tax	—	—	—	—	(5,387)	—	(5,387)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	44	—	44
Purchase of restricted stock from employees	(126)	—	—	—	—	(470)	(470)
Stock-based compensation	222	—	1,532	—	—	—	1,532
Balance at June 30, 2013	33,117	$33	$474,904	$(401,079)	$15,193	$(843)	$88,208

See accompanying notes to condensed consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION
 These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2012.
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
The Company has operated as an independent publicly-held company since April 1, 2003 when the eResourcing division of Monster Worldwide, Inc., formerly TMP Worldwide, Inc., composed of 67 acquisitions made between 1999 and 2001, was spun off. As of June 30, 2013, the Company had approximately 2,000 employees operating in 20 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. See Note 16 in this Form 10-Q for further details regarding the reportable segments.
Corporate expenses are reported separately from the reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, tax, marketing, information technology and treasury. A portion of these expenses are attributed to the reportable segments for providing the above services to them and have been allocated to the segments as management service fees and are included in the segments’ non-operating other income (expense).

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 4 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	Three Months Ended
	June 30, 2013			June 30, 2012
	Temporary Contracting (2)	Other (2)	Total	Temporary Contracting	Other	Total
Revenue	$127,995	$43,365	$171,360	$149,629	$55,209	$204,838
Direct costs (1)	107,617	3,239	110,856	123,186	4,584	127,770
Gross margin	$20,378	$40,126	$60,504	$26,443	$50,625	$77,068

	Six Months Ended
	June 30, 2013			June 30, 2012
	Temporary Contracting	Other	Total	Temporary Contracting	Other	Total
Revenue	$256,836	$80,201	$337,037	$300,066	$105,362	$405,428
Direct costs (1)	213,983	5,874	219,857	247,256	7,896	255,152
Gross margin	$42,853	$74,327	$117,180	$52,810	$97,466	$150,276

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

(2)
The Company reclassified $782 of revenue within the Company's Australia operations related to permanent recruitment services from temporary contracting revenue to other revenue related to the three-month period ended March 31, 2013. to be consistent with the underlying nature of services being performed.

NOTE 5 – STOCK-BASED COMPENSATION
Incentive Compensation Plan
The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated on April 26, 2012, (the “ISAP”) pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock and restricted stock units, as well as other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock or restricted stock units. While the Company historically granted both stock options and restricted stock to its employees, since 2008 the Company has granted primarily restricted stock to its employees. In addition, the Company has recently granted restricted stock units to employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. As of June 30, 2013, there were 2,352,050 shares of the Company’s common stock available for future issuance under the ISAP.
A summary of the quantity and vesting conditions for restricted stock and restricted stock unit awards granted to the Company's employees for the six months ended June 30, 2013 was as follows:

Vesting conditions	Number of Shares of Restricted Stock Granted	Number of Restricted Stock Units Granted	Total
Performance and service conditions (1) (2)	540,721	65,200	605,921
Vest one-third on each of the first three anniversaries of the grant date with service conditions only	14,500	—	14,500
Total shares of stock award granted for the six months ended June 30, 2013	555,221	65,200	620,421

(1)	The performance vesting conditions with respect to the restricted stock and restricted stock unit awards may be satisfied as follows:

(a)
50% of the shares of restricted stock or restricted stock units may be earned on the basis of performance as measured by a “Take-out Ratio,” defined as the percentage of the direct, front line costs incurred for the year ending December 31, 2013 divided by the gross margin for the year ending December 31, 2013;

(b)
25% of the shares of restricted stock or restricted stock units may be earned on the basis of performance as measured by an employee engagement score for the year ending December 31, 2013 based on an employee survey to be conducted by a human resources consulting firm;

(c)
25% of the shares of restricted stock or restricted stock units may be earned on the basis of performance as measured by “Cash Efficiency,” defined as (1) cash flow from operations for the year ending December 31, 2013 divided by (2) gross margin minus selling, general and administrative expenses for the year ending December 31, 2013.

(2)	To the extent shares of restricted stock or restricted stock units are earned on the basis of performance, such shares or units will vest on the basis of service as follows:

(a)	33% of the shares or units will vest on the later of the first anniversary of the grant date or the determination that the performance conditions have been satisfied;

(b)	33% of the shares or units will vest on the second anniversary of the grant date;

(c)
34% of the shares or units will vest on the third anniversary of the grant date; provided that, in each case, the grantee remains employed by the Company from the grant date through the applicable service vesting date.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

During the six months ended June 30, 2013, the Company granted 102,200 restricted stock units to its non-employee directors pursuant to the Director Plan. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. For the three and six months ended June 30, 2013 and 2012, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock options	$93	$147	$237	$392
Restricted stock	417	368	898	993
Restricted stock units	347	440	397	491
Total	$857	$955	$1,532	$1,876

Stock Options
As of June 30, 2013, the Company had approximately $202 of unrecognized stock-based compensation expense related to outstanding unvested stock options. The Company expects to recognize that cost over a weighted average service period of 0.87 years.
Changes in the Company’s stock options for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended
	June 30,
	2013		2012
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1	1,238,650	$11.21	1,396,350	$11.36
Granted	—	—	—	—
Expired	(188,200)	7.95	(14,700)	15.29
Options outstanding at June 30,	1,050,450	11.80	1,381,650	11.32
Options exercisable at June 30,	850,450	$13.36	969,150	$13.94

Restricted Stock
As of June 30, 2013, the Company had approximately $1,557 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock. The Company expects to recognize that cost over a weighted average service period of 1.67 years.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Changes in the Company’s restricted stock for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended
	June 30,
	2013		2012
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	1,028,916	$4.87	1,166,082	$5.12
Granted	555,221	2.42	634,230	4.59
Vested	(374,225)	5.15	(416,200)	4.92
Forfeited	(398,805)	4.26	(129,679)	5.55
Unvested restricted stock at June 30,	811,107	$3.36	1,254,433	$4.88

Restricted Stock Units
 As of June 30, 2013, the Company had approximately $232 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.7 years.
Changes in the Company’s restricted stock units for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended
	June 30,
	2013		2012
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	100,000	$5.18	100,000	$5.18
Granted	167,400	2.88	76,023	5.13
Vested	(152,200)	3.84	(76,023)	5.13
Forfeited	(5,000)	2.42	—	—
Unvested restricted stock units at June 30,	110,200	$3.67	100,000	$5.18

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Defined Contribution Plan and Non-cash Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock to the 401(k) plan. Vesting of the Company’s contribution occurs over a five-year period. For the three and six months ended June 30, 2013 and 2012, the Company’s current year expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except otherwise stated)	2013	2012	2013	2012
Expense recognized for the 401(k) plan	$152	$175	$342	$368
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	—	—	—	124
Market value per share of the Company's common stock on contribution date (in dollars)	$—	$—	$—	$5.35
Non-cash contribution made for employer matching liability	$—	$—	$—	$666
Additional cash contribution made for employer-matching liability	$—	$—	$651	$—
Total contribution made for employer-matching liability	$—	$—	$651	$666

NOTE 6 – INCOME TAXES
Under Accounting Standards Codification ("ASC") 270, “Interim Reporting”, and ASC 740-270, “Income Taxes – Intra Period Tax Allocation”, the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 270 and ASC 740-270 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.
Effective Tax Rate
The benefit from income taxes for the six months ended June 30, 2013 was $39 on a pre-tax loss of $14,091, compared to a benefit from income taxes of $4,765 on pre-tax loss of $7,591 for the same period in 2012. The Company’s effective income tax rate was 0.3% and 62.8% for the six months ended June 30, 2013 and 2012, respectively. The change in the effective tax rate was primarily attributable to the Company's inability to benefit from losses in certain foreign jurisdictions and a reduction of FIN 48 liabilities in 2012 in connection with the state tax settlement with the Commonwealth of Pennsylvania
Uncertain Tax Positions
As of June 30, 2013 and December 31, 2012, the Company had $3,847 and $3,845, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $739 and $701 as of June 30, 2013 and December 31, 2012, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) and totaled to a provision of $58 and a benefit of $938 for the six months ended June 30, 2013 and 2012, respectively.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of June 30, 2013, the Company's open tax years, which remain subject to examination by the relevant tax authorities or are currently under income tax examination, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2009
Majority of other U.S. state and local jurisdictions	2008
United Kingdom	2011
Australia	2008
Majority of other foreign jurisdictions	2007
Earliest tax years which are currently under income tax examination:
China	2011
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of June 30, 2013, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $50 to $300 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

NOTE 7 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share (“EPS”) are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money” and unvested restricted stock. The dilutive impact of stock options, unvested restricted stock, and unvested restricted stock units is determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period, or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the market conditions are met.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Earnings (loss) per share ("EPS"):
Basic	$(0.18)	$0.01	$(0.43)	$(0.09)
Diluted	$(0.18)	$0.01	$(0.43)	$(0.09)
EPS numerator - basic and diluted:
Net income (loss)	$(5,811)	$394	$(14,052)	$(2,826)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,717	32,122	32,532	31,956
Common stock equivalents: stock options and other stock-based awards (a)	—	364	—	—
Weighted average number of common stock outstanding - diluted	32,717	32,486	32,532	31,956

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2013 and 2012 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Unvested restricted stock	811,107	557,830	811,107	1,254,433
Unvested restricted stock units	110,200	—	110,200	100,000
Stock options	1,050,450	1,381,650	1,050,450	1,381,650
Total	1,971,757	1,939,480	1,971,757	2,736,083

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 8 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
Included under the caption "Other assets":
Collateral accounts	$618	$619
Rental deposits	1,102	1,301
Total amount under the caption "Other assets":	$1,720	$1,920
Included under the caption "Prepaid and other":
Other	$134	$142
Client guarantees	84	$102
Total amount under the caption "Prepaid and other"	$218	$244
Total restricted cash	$1,938	$2,164

Collateral accounts primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy. The rental deposits with banks include amounts held as guarantees for the rent on the Company’s offices in the Netherlands and rental deposit from sub-tenants in the United Kingdom ("U.K."). Other includes social tax payment reserves, which were held with banks for employee social tax payments required by law in the Netherlands. The client guarantees were held in banks in Belgium as deposits for various client projects.

NOTE 9 – PROPERTY AND EQUIPMENT, NET
As of June 30, 2013 and December 31, 2012, property and equipment, net were as follows:

	June 30, 2013	December 31, 2012
Computer equipment	$10,311	$10,889
Furniture and equipment	7,668	7,840
Capitalized software costs	27,689	28,877
Leasehold and building improvements	23,589	24,650
	69,257	72,256
Less: accumulated depreciation and amortization	52,582	52,206
Property and equipment, net	$16,675	$20,050

The Company had expenditures of approximately $992 and $778 for acquired property and equipment, mainly consisting of software, which had not been placed in service as of June 30, 2013 and December 31, 2012, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012. A summary of the Company’s equipment acquired under capital lease agreements was as follows:

	June 30, 2013	December 31, 2012
Capital lease obligation, current	$483	$467
Capital lease obligation, non-current	$78	$324

The Company acquired $58 of property and equipment under capital lease agreements during the six months ended June 30, 2012. Capital expenditures for the six months ended June 30, 2012 included $3,949 of landlord-funded tenant improvements for the Company's leased property in Sydney, Australia.

NOTE 10 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption of Other Assets in the accompanying Condensed Consolidated Balance Sheets, for the six months ended June 30, 2013 and 2012. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

	Carrying Value
	2013	2012
Goodwill, January 1,	$2,020	$1,992
Additions	—	—
Impairments	—	—
Currency translation	13	6
Goodwill, June 30,	$2,033	$1,998

NOTE 11 – BUSINESS REORGANIZATION EXPENSES
In January 2012, the Company’s Chief Executive Officer approved a $1,000 plan of reorganization (“2012 Plan”) to streamline the Company’s support operations in each of the Hudson regional businesses to match the aggregated operating segments and to improve support services to the Company’s regional and global professional business practices. The 2012 Plan primarily includes costs for actions to reduce support functions to match them to the revised operating structure. In April 2012, the Company’s Board of Directors (the “Board”) approved an addition to the 2012 Plan of up to $10,000 for additional actions to accelerate the Company’s plans for increased global alignment and redirection of resources from support to client facing activities. As of December 31, 2012, the Company had incurred a total of $7,782 under its reorganization plans. In February 2013, the Board approved a further increase of up to $4,000 for additional actions under the 2012 Plan. For the six months ended June 30, 2013, restructuring charges associated with these initiatives for the 2012 Plan primarily included employee separation costs for the elimination of 44 positions and a lease termination payment. The headcount reductions identified in this action were completed in the first half of fiscal 2013, and the related payments are expected to be completed in fiscal 2013. The payments include, but are not limited to, salaries, social pension fund payments, health care and unemployment insurance costs to be paid to or on behalf of the affected employees.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Company’s Board approved other reorganization plans in 2009 (“2009 Plan”), 2008 (“2008 Plan”), and 2006 (“2006 Plan”) to streamline the Company’s support operations and included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. Business reorganization expenses for the three and six months ended June 30, 2013 and 2012 by plan were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
2006 Plan	$—	$1,809	$36	$1,809
2008 Plan	—	—	—	—
2009 Plan	—	77	—	28
2012 Plan	1,249	3,204	3,195	4,193
Total	$1,249	$5,090	$3,231	$6,030

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered during the six months ended June 30, 2013. The amounts for Changes in Estimate and Additional Charges are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss). Amounts in the “Payments” column represent primarily the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the six months ended June 30, 2013 were as follows:

For The Six Months Ended June 30, 2013	December 31, 2012	Changes in Estimate	Additional Charges	Payments	June 30, 2013
Lease termination payments	$2,678	$15	$520	$(1,017)	$2,196
Employee termination benefits	715	—	2,356	(1,275)	1,796
Other associated costs	27	—	340	(364)	3
Total	$3,420	$15	$3,216	$(2,656)	$3,995

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of June 30, 2013 and December 31, 2012.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The current portion of asset retirement obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets. The non-current portion of asset retirement obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Current portion of asset retirement obligations	$12	$52
Non-current portion of asset retirement obligations	2,572	2,769
Total asset retirement obligations	$2,584	$2,821

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

The details of the Revolver Agreement as of June 30, 2013 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

June 30, 2013
Borrowing base	$27,942
Less: adjustments to the borrowing base
Minimum availability	(10,000)
Outstanding letters of credits	(2,044)
Adjusted borrowing base	15,898
Less: outstanding borrowing	—
Additional borrowing availability	$15,898
Interest rates on outstanding borrowing	5.00%

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

The Company was in compliance with all financial covenants under the Revolver Agreement as of June 30, 2013.

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
The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $18,280 (AUD20,000) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2,710 (NZD3,500) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $4,570 (AUD5,000) (“Tranche C”) for the Australian subsidiary.
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
The details of the Facility Agreement as of June 30, 2013 were as follows:

June 30, 2013
Tranche A:
Borrowing capacity	$12,928
Less: outstanding borrowing	—
Additional borrowing availability	$12,928
Interest rates on outstanding borrowing	4.63%
Tranche B:
Borrowing capacity	$2,710
Less: outstanding borrowing	—
Additional borrowing availability	$2,710
Interest rates on outstanding borrowing	6.03%
Tranche C:
Financial guarantee capacity	$4,570
Less: outstanding financial guarantee requested	(2,648)
Additional availability for financial guarantee	$1,922
Interest rates on financial guarantee requested	1.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including: (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $15,995 (AUD17,500); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve-month period; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of June 30, 2013.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, Singapore and Mainland China. As of June 30, 2013, the Netherlands subsidiary could borrow up to $1,862 (€1,431) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary has a $1,300 (€1,000) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.62% as of June 30, 2013. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one-year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $789 (SGD1,000) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.0% on June 30, 2013. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. In Mainland China, the Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six-month rate plus 200 basis points, and it was 7.6% on June 30, 2013. This overdraft facility expires annually each September, but can be renewed for one-year periods at that time. There were $659 of outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of June 30, 2013.
The average monthly outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and Mainland China was $218 for the six months ended June 30, 2013. The weighted average interest rate on all outstanding borrowings as of June 30, 2013 was 2.62%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 14 – ACQUISITION SHELF REGISTRATION
The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of June 30, 2013, all of the 1,350,000 shares were available for issuance.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	June 30,	December 31,
	2013	2012
Foreign currency translation adjustments	$15,438	$20,826
Unamortized pension plan obligations	(245)	(290)
Accumulated other comprehensive income (loss)	$15,193	$20,536

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

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Elimination	Total
For The Three Months Ended June 30, 2013
Revenue, from external customers	$37,327	$62,869	$71,164	$—	$—	$171,360
Inter-segment revenue	—	—	16	—	(16)	—
Total revenue	$37,327	$62,869	$71,180	$—	$(16)	$171,360
Gross margin, from external customers	$9,245	$24,276	$26,983	$—	$—	$60,504
Inter-segment gross margin	—	(18)	18	—	—	—
Total gross margin	$9,245	$24,258	$27,001	$—	$—	$60,504
Business reorganization expenses (recovery)	$325	$—	$556	$368	$—	$1,249
EBITDA (loss) (a)	$386	$223	$(2,155)	$(2,316)	$—	$(3,862)
Depreciation and amortization	249	826	420	161	—	1,656
Intercompany interest income (expense), net	—	(601)	(110)	711	—	—
Interest income (expense), net	(8)	(51)	10	(106)	—	(155)
Income (loss) from continuing operations before income taxes	$129	$(1,255)	$(2,675)	$(1,872)	$—	$(5,673)
For The Six Months Ended June 30, 2013
Revenue, from external customers	$74,549	$119,070	$143,418	$—	$—	$337,037
Inter-segment revenue	(1)	—	41	—	(40)	—
Total revenue	$74,548	$119,070	$143,459	$—	$(40)	$337,037
Gross margin, from external customers	$17,389	$45,768	$54,023	$—	$—	$117,180
Inter-segment gross margin	(2)	(43)	45	—	—	—
Total gross margin	$17,387	$45,725	$54,068	$—	$—	$117,180
Business reorganization expenses (recovery)	$308	$102	$2,427	$394	$—	$3,231
EBITDA (loss) (a)	$(560)	$(644)	$(5,607)	$(3,676)	$—	$(10,487)
Depreciation and amortization	501	1,657	825	321	—	3,304
Intercompany interest income (expense), net	—	(1,266)	(217)	1,483	—	—
Interest income (expense), net	(17)	(92)	17	(208)	—	(300)
Income (loss) from continuing operations before income taxes	$(1,078)	$(3,659)	$(6,632)	$(2,722)	$—	$(14,091)
As of June 30, 2013
Accounts receivable, net	$25,284	$30,602	$47,700	$—	$—	$103,586
Long-lived assets, net of accumulated depreciation and amortization	$1,913	$10,690	$4,485	$1,649	$—	$18,737
Total assets	$30,669	$66,093	$71,052	$7,547	$—	$175,361

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended June 30, 2012
Revenue, from external customers	$45,487	$76,926	$82,425	$—	$—	$204,838
Inter-segment revenue	—	21	19	—	(40)	—
Total revenue	$45,487	$76,947	$82,444	$—	$(40)	$204,838
Gross margin, from external customers	$12,359	$31,901	$32,808	$—	$—	$77,068
Inter-segment gross margin	(5)	(7)	14	—	(2)	—
Total gross margin	$12,354	$31,894	$32,822	$—	$(2)	$77,068
Business reorganization expenses (recovery)	$749	$1,007	$3,149	$185	$—	$5,090
EBITDA (loss) (a)	$758	$622	$(2,305)	$(1,001)	$—	$(1,926)
Depreciation and amortization	276	794	353	187	—	1,610
Intercompany interest income (expense), net	—	(771)	(108)	879	—	—
Interest income (expense), net	(14)	(77)	3	(101)	—	(189)
Income (loss) from continuing operations before income taxes	$468	$(1,020)	$(2,763)	$(410)	$—	$(3,725)
For The Six Months Ended June 30, 2012
Revenue, from external customers	$90,656	$151,189	$163,583	$—	$—	$405,428
Inter-segment revenue	—	31	36	—	(67)	—
Total revenue	$90,656	$151,220	$163,619	$—	$(67)	$405,428
Gross margin, from external customers	$24,189	$61,214	$64,873	$—	$—	$150,276
Inter-segment gross margin	(8)	(12)	20	—	—	—
Total gross margin	$24,181	$61,202	$64,893	$—	$—	$150,276
Business reorganization expenses (recovery)	$769	$1,074	$3,869	$318	$—	$6,030
EBITDA (loss) (a)	$267	$630	$(3,391)	$(1,633)	$—	$(4,127)
Depreciation and amortization	595	1,488	716	316	—	3,115
Intercompany interest income (expense), net	—	(2,516)	(216)	2,733	(1)	—
Interest income (expense), net	(33)	(143)	21	(194)	—	(349)
Income (loss) from continuing operations before income taxes	$(361)	$(3,517)	$(4,302)	$590	$(1)	$(7,591)
As of June 30, 2012
Accounts receivable, net	$27,639	$42,750	$55,637	$—	$—	$126,026
Long-lived assets, net of accumulated depreciation and amortization	$2,358	$13,917	$4,766	$2,268	$—	$23,309
Total assets	$32,942	$80,676	$77,418	$15,615	$—	$206,651

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the three and six months ended June 30, 2013 and 2012 and long-lived assets and net assets by geographic area as of June 30, 2013 and 2012 were as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended June 30, 2013
Revenue (a)	$45,685	$46,188	$37,124	$25,480	$16,680	$203	$171,360
For The Three Months Ended June 30, 2012
Revenue (a)	$53,644	$59,003	$44,936	$28,685	$18,019	$551	$204,838
For The Six Months Ended June 30, 2013
Revenue (a)	$92,763	$88,230	$74,076	$50,655	$30,840	$473	$337,037
For The Six Months Ended June 30, 2012
Revenue (a)	$105,652	$116,647	$89,572	$57,726	$34,747	$1,084	$405,428
As of June 30, 2013
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,457	$7,144	$3,523	$1,020	$3,546	$47	$18,737
Net assets	$22,113	$25,579	$20,213	$6,184	$13,652	$467	$88,208
As of June 30, 2012
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,190	$9,747	$4,571	$1,567	$4,171	$63	$23,309
Net assets	$24,826	$29,463	$29,102	$7,888	$15,156	$554	$106,989

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

Index

Initiated in 2012 and expanded during the first quarter of 2013, the Company took steps to accelerate its strategic initiatives with the announcement and implementation of the 2012 plan of reorganization ("2012 Plan"). The 2012 Plan is focused on:

•	Redirecting resources to high-potential strategic businesses, such as RPO and Legal eDiscovery, and growth markets of the world.

•	Optimizing operations in under-performing sectors and markets to deliver improved performance, re-engineering of the delivery model, and consolidating operations globally.

•	Streamlining back office support areas and business processes, establishing a shared services operation and global centers of excellence, to gain efficiencies of operation.

Current Market Conditions
Economic conditions in most of the world's major markets remain mixed. Conditions in the U.S. continue to improve, but most markets in the Euro-zone remain weak. Lack of access to credit for small and medium sized businesses in Europe has reduced investment and resulted in stagnant or declining employment levels. Slower growth in China, driven by slower exports, has in turn reduced demand throughout the greater Asia Pacific region, resulting in lesser demand for corporate hiring.
These uncertain conditions have lowered business confidence and lead to more cautious hiring behavior for employers in many markets. This contributed to the Company’s second quarter 2013 revenues decline of 16% compared to the same period in 2012. If the current conditions persist, we may continue to experience diminished operating results and see a negative impact on our financial condition. We monitor closely the conditions in our markets closely and respond, as appropriate to the environment in which we operate. At this time, we are unable to predict accurately the outcome of these events or changes in general economic conditions and their effect on the demand for our services.
Financial Performance
The following is a summary of the highlights for the three and six months ended June 30, 2013 and 2012. This summary should be considered in the context of the additional disclosures in this MD&A.

•
Revenue was $171.4 million for the three months ended June 30, 2013, compared to $204.8 million for the same period in 2012, a decrease of $33.5 million, or 16.3%. On a constant currency basis, the Company's revenue decreased $31.5 million, or 15.5% . Of this decrease, $19.9 million was in contracting revenue (down 13.4% compared to the same period in 2012) and $9.4 million was in permanent recruitment revenue (down 23.0% compared to the same period in 2012).

Revenue was $337.0 million for the six months ended June 30, 2013, compared to $405.4 million for the same period in 2012, a decrease of $68.4 million, or 16.9%. On a constant currency basis, the Company's revenue decreased $64.9 million, or 16.1% . Of this decrease, $40.2 million was in contracting revenue (down 13.5% compared to the same period in 2012) and $20.3 million was in permanent recruitment revenue (down 26.0% compared to the same period in 2012).

•
Gross margin was $60.5 million for the three months ended June 30, 2013, compared to $77.1 million for the same period in 2012, a decrease of $16.6 million, or 21.5%. On a constant currency basis, gross margin decreased $16.1 million, or 21.1%. Of this decrease, $8.7 million was in permanent recruitment gross margin (down 22.0% compared to the same period in 2012) and $5.8 million was in contracting gross margin (down 22.2% compared to the same period in 2012).

Gross margin was $117.2 million for the six months ended June 30, 2013, compared to $150.3 million for the same period in 2012, a decrease of $33.1 million, or 22.0%. On a constant currency basis, gross margin decreased $32.3 million, or 21.6%. Of this decrease, $19.6 million was in permanent recruitment gross margin (down 25.6% compared to the same period in 2012) and $9.5 million was in contracting gross margin (down 18.2% compared to the same period in 2012).

Index

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) were $63.1 million for the three months ended June 30, 2013, compared to $73.9 million for the same period in 2012, a decrease of $10.8 million, or 14.6%. On a constant currency basis, SG&A and Non-Op decreased $10.7 million, or 14.5%. The decrease in SG&A and Non-Op offset approximately 66.3% of the decline in gross margin for the three months ended June 30, 2013. SG&A and Non-Op, as a percentage of revenue, was 36.8% for the three months ended June 30, 2013, compared to 36.4% for the same period in 2012.

SG&A and Non-Op were $124.4 million for the six months ended June 30, 2013, compared to $148.4 million for the same period in 2012, a decrease of $23.9 million, or 16.1%. On a constant currency basis, SG&A and Non-Op decreased $23.6 million, or 15.9%. The decrease in SG&A and Non-Op offset approximately 73.0% of the decline in gross margin for the six months ended June 30, 2013. SG&A and Non-Op, as a percentage of revenue, was 36.9% for the six months ended June 30, 2013, compared to 36.8% for the same period in 2012.

•
Business reorganization expenses were $1.2 million for the three months ended June 30, 2013, compared to $5.1 million for the same period in 2012, a decrease of $3.8 million on both a reported and constant currency basis.

Business reorganization expenses were $3.2 million for the six months ended June 30, 2013, compared to $6.0 million for the same period in 2012, a decrease of $2.8 million on both a reported and constant currency basis.

•
EBITDA loss was $3.9 million for the three months ended June 30, 2013, an increase of $1.9 million compared to $1.9 million for the same period in 2012. On a constant currency basis, EBITDA loss increased $1.6 million.

EBITDA loss was $10.5 million for the six months ended June 30, 2013, an increase of $6.4 million compared to $4.1 million for the same period in 2012. On a constant currency basis, EBITDA loss increased $6.0 million.

•	Net loss was $5.8 million for the three months ended June 30, 2013, compared to net income of $0.4 million for the same period in 2012. On a constant currency basis, net income decreased $5.9 million.
Net loss was $14.1 million for the six months ended June 30, 2013, compared to $2.8 million for the same period in 2012. On a constant currency basis, net loss increased $10.9 million.

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012			2013	2012
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Hudson Americas	$37,327	$45,487	$(8)	$45,479	$74,549	$90,656	$(12)	$90,644
Hudson Asia Pacific	62,869	76,926	(989)	75,937	119,070	151,189	(1,792)	149,397
Hudson Europe	71,164	82,425	(1,002)	81,423	143,418	163,583	(1,692)	161,891
Total	$171,360	$204,838	$(1,999)	$202,839	$337,037	$405,428	$(3,496)	$401,932
Gross margin:
Hudson Americas	$9,245	$12,359	$(7)	$12,352	$17,389	$24,189	$(11)	$24,178
Hudson Asia Pacific	24,276	31,901	(312)	31,589	45,768	61,214	(549)	60,665
Hudson Europe	26,983	32,808	(98)	32,710	54,023	64,873	(246)	64,627
Total	$60,504	$77,068	$(417)	$76,651	$117,180	$150,276	$(806)	$149,470
SG&A and Non-Op (a):
Hudson Americas	$8,534	$10,846	$(8)	$10,838	$17,639	$23,145	$(4)	$23,141
Hudson Asia Pacific	24,033	30,263	(68)	30,195	46,268	59,498	(248)	59,250
Hudson Europe	28,615	31,979	(5)	31,974	57,262	64,418	(119)	64,299
Corporate	1,935	816	—	816	3,267	1,312	—	1,312
Total	$63,117	$73,904	$(81)	$73,823	$124,436	$148,373	$(371)	$148,002
Business reorganization expenses:
Hudson Americas	$325	$749	$—	$749	$308	$769	$—	$769
Hudson Asia Pacific	—	1,007	(73)	934	102	1,074	(74)	1,000
Hudson Europe	556	3,149	51	3,200	2,427	3,869	41	3,910
Corporate	368	185	—	185	394	318	1	319
Total	$1,249	$5,090	$(22)	$5,068	$3,231	$6,030	$(32)	$5,998
Operating income (loss):
Hudson Americas	$961	$1,426	$1	$1,427	$369	$1,362	$(7)	$1,355
Hudson Asia Pacific	(114)	1,730	(158)	1,572	(1,473)	2,775	(209)	2,566
Hudson Europe	(888)	(1,062)	(62)	(1,124)	(3,276)	(729)	(135)	(864)
Corporate	(5,383)	(5,261)	2	(5,259)	(9,588)	(10,275)	—	(10,275)
Total	$(5,424)	$(3,167)	$(217)	$(3,384)	$(13,968)	$(6,867)	$(351)	$(7,218)
Net income (loss), consolidated	$(5,811)	$394	$(266)	$128	$(14,052)	$(2,826)	$(310)	$(3,136)
EBITDA (loss) (b):
Hudson Americas	$386	$758	$—	$758	$(560)	$267	$(7)	$260
Hudson Asia Pacific	223	622	(170)	452	(644)	630	(226)	404
Hudson Europe	(2,155)	(2,305)	(147)	(2,452)	(5,607)	(3,391)	(171)	(3,562)
Corporate	(2,316)	(1,001)	—	(1,001)	(3,676)	(1,633)	—	(1,633)
Total	$(3,862)	$(1,926)	$(317)	$(2,243)	$(10,487)	$(4,127)	$(404)	$(4,531)

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
Use of EBITDA (Non-GAAP measure)
Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. Management also considers EBITDA to be the best indicator of operating performance and most comparable measure across the regions in which we operate. Management also uses this measure to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, or net income prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) or as a measure of the Company’s profitability. EBITDA is derived from net income (loss) adjusted for the provision for (benefit from) income taxes, interest expense (income), and depreciation and amortization.

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2013	2012	2013	2012
Net income (loss)	$(5,811)	$394	$(14,052)	$(2,826)
Adjustments to net income (loss)
Provision for (benefit from) income taxes	138	(4,119)	(39)	(4,765)
Interest expense, net	155	189	300	349
Depreciation and amortization expense	1,656	1,610	3,304	3,115
Total adjustments from net income (loss) to EBITDA (loss)	1,949	(2,320)	3,565	(1,301)
EBITDA (loss)	$(3,862)	$(1,926)	$(10,487)	$(4,127)

Index

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin as a percentage of revenue for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012			2013	2012
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Revenue:
Hudson Americas	$34,708	$41,850	$—	$41,850	$70,081	$83,454	$—	$83,454
Hudson Asia Pacific	42,773	51,218	(730)	50,488	83,417	103,059	(1,384)	101,675
Hudson Europe	50,514	56,561	(1,020)	55,541	103,338	113,553	(1,654)	111,899
Total	$127,995	$149,629	$(1,750)	$147,879	$256,836	$300,066	$(3,038)	$297,028
Gross margin:
Hudson Americas	$6,696	$8,849	$—	$8,849	$13,061	$17,209	$—	$17,209
Hudson Asia Pacific	5,608	7,970	(109)	7,861	12,353	16,049	(211)	15,838
Hudson Europe	8,074	9,624	(147)	9,477	17,439	19,552	(239)	19,313
Total	$20,378	$26,443	$(256)	$26,187	$42,853	$52,810	$(450)	$52,360
Gross margin as a percentage of revenue:
Hudson Americas	19.29%	21.14%	N/A	21.14%	18.64%	20.62%	N/A	20.62%
Hudson Asia Pacific	13.11%	15.56%	N/A	15.57%	14.81%	15.57%	N/A	15.58%
Hudson Europe	15.98%	17.02%	N/A	17.06%	16.88%	17.22%	N/A	17.26%
Total	15.92%	17.67%	N/A	17.71%	16.68%	17.60%	N/A	17.63%

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

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Revenue	$37.3	$45.5	$(8.2)	(17.9)%	$74.5	$90.7	$(16.1)	(17.8)%

For the three months ended June 30, 2013, contracting and permanent recruitment revenue decreased $7.1 million, or 17.1%, and $1.0 million, or 28.0%, respectively, as compared to the same period in 2012. For the six months ended June 30, 2013, contracting and permanent recruitment revenue decreased $13.4 million, or 16.0%, and $2.7 million, or 38.0%, respectively, as compared to the same period in 2012.

For the three and six months ended June 30, 2013, the decline in contracting revenue was in Legal and resulted principally from continued subdued, less complex merger and acquisition activity, shorter average project length, and the non-recurrence of certain larger projects. The decline in permanent recruitment revenue was principally in RPO, which decreased $0.9 million, or 30.8%, and $1.9 million, or 34.0%, for the three and six months ended June 30, 2013, respectively, and was due in-part to a large client moving the work in-house and the non-recurrence of the related contract termination fee.
Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Gross margin	$9.2	$12.4	$(3.1)	(25.2)%	$17.4	$24.2	$(6.8)	(28.1)%
Gross margin as a percentage of revenue	24.8%	27.2%	N/A	N/A	23.3%	26.7%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	19.3%	21.1%	N/A	N/A	18.6%	20.6%	N/A	N/A

For the three months ended June 30, 2013, contracting and permanent recruitment gross margins decreased $2.2 million, or 24.3%, and $1.0 million, or 27.4%, respectively, as compared to the same period in 2012. For the six months ended June 30, 2013, contracting and permanent recruitment gross margins decreased $4.1 million, or 24.1%, and $2.7 million, or 38.0%, respectively, as compared to the same period in 2012. The changes in contracting and permanent recruitment gross margins were attributable to the same factors as described above for revenue.

For the three months ended June 30, 2013, contracting gross margin as a percentage of revenue was 19.3%, as compared to 21.1% for the same period in 2012. For the six months ended June 30, 2013, contracting gross margin as a percentage of revenue was 18.6%, as compared to 20.6% for the same period in 2012. The decreases in contracting gross margin as a percentage of revenue were due principally to lower volumes relative to fixed direct costs.

For the three months ended June 30, 2013, total gross margin as a percentage of revenue decreased to 24.8%, as compared to 27.2% for the same period in 2012. For the six months ended June 30, 2013, total gross margin as a percentage of revenue decreased to 23.3%, as compared to 26.7% for the same period in 2012. The changes in total gross margin were attributable principally to the decline in contracting gross margin.

Index

Selling, General and Administrative Expenses and Non-Operating Income (Expense) (“SG&A and Non-Op”)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
SG&A and Non-Op	$8.5	$10.8	$(2.3)	(21.3)%	$17.6	$23.1	$(5.5)	(23.8)%
SG&A and Non-Op as a percentage of revenue	22.9%	23.8%	N/A	N/A	23.7%	25.5%	N/A	N/A

Actions taken to streamline business processes, lower gross margin-related compensation and the favorable settlement of a dispute with a former employee resulted in lower SG&A and Non-Op for the three and six months ended June 30, 2013 as compared to the same period in 2012. The decreases in SG&A and Non-Op offset approximately 74.2% and 81.0% of the declines in gross margin for the three and six months ended June 30, 2013, respectively.

For the three months ended June 30, 2013, SG&A and Non-Op, as a percentage of revenue, was 22.9%, as compared to 23.8% for the same period in 2012. For the six months ended June 30, 2013, SG&A and Non-Op, as a percentage of revenue, was 23.7%, as compared to 25.5% for the same period in 2012. The improvements in SG&A and Non-Op, as a percentage of revenue, were due principally to the actions described above.

Business Reorganization Expenses:

For the three and six months ended June 30, 2013, business reorganization expenses were $0.3 million, as compared to $0.8 million for the same periods in 2012. The business reorganization expenses incurred in the current year periods were primarily related to employee termination costs in connection with the Company's effort to streamline business processes.
Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Operating income (loss):	$1.0	$1.4	$(0.5)	(32.6)%	$0.4	$1.4	$(1.0)	(72.9)%
EBITDA (loss)	$0.4	$0.8	$(0.4)	(49.1)%	$(0.6)	$0.3	$(0.8)	(a)
EBITDA (loss) as a percentage of revenue	1.0%	1.7%	N/A	N/A	(0.8)%	0.3%	N/A	N/A

(a)	Information is not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended June 30, 2013, EBITDA was $0.4 million, or 1.0% of revenue, as compared to $0.8 million, or 1.7% of revenue, for the same period in 2012. For the six months ended June 30, 2013, EBITDA loss was $0.6 million, or 0.8% of revenue, as compared to EBITDA of $0.3 million, or 0.3% of revenue, for the same period in 2012. The decreases in EBITDA were due to lower gross margin.
For the three months ended June 30, 2013, operating income was $1.0 million, as compared to $1.4 million for the same period in 2012. For the six months ended June 30, 2013, operating income was $0.4 million, as compared to $1.4 million for the same period in 2012. The differences between operating income and EBITDA (loss) for the three and six months ended June 30, 2013 were principally due to corporate management fees and depreciation.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Revenue	$62.9	$75.9	$(13.1)	(17.2)%	$119.1	$149.4	$(30.3)	(20.3)%

For the three months ended June 30, 2013, contracting and permanent recruitment revenue decreased $7.7 million and $4.5 million, or 15.3% and 22.2%, respectively, as compared to the same period in 2012. For the six months ended June 30, 2013, contracting and permanent recruitment revenue decreased $18.3 million and $10.7 million, or 18.0% and 27.7%, respectively, as compared to the same period in 2012.

For the three months ended June 30, 2013, contracting and permanent recruitment revenue in Australia declined $8.1 million and $1.9 million, or 19.4% and 17.8%, respectively, as compared to the same period in 2012. In Asia, revenue decreased $1.8 million, or 21.4%, principally in Singapore and China, for the three months ended June 30, 2013, as compared to the same period in 2012.

For the six months ended June 30, 2013, contracting and permanent recruitment revenue in Australia declined $18.5 million and $5.7 million, or 21.7% and 27.1%, respectively, as compared to the same period in 2012. In Asia, revenue decreased $3.8 million, or 22.8%, for the six months ended June 30, 2013, as compared to the same period in 2012, principally in Singapore and China. Hong Kong, which benefited from new projects in eDiscovery, experienced a $0.4 million and $0.6 million increase in contracting revenue for the three and six months ended June 30, 2013, respectively, as compared to the same period in 2012.

The declines in both contracting and permanent recruitment revenue for the three and six months ended June 30, 2013 were attributable to slowing economic activity across the region, increasingly cautious client hiring actions and a shift to greater reliance on RPO and in-house recruitment teams for at least our clients' lower level hiring.
Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Gross margin	$24.3	$31.6	$(7.3)	(23.2)%	$45.8	$60.7	$(14.9)	(24.6)%
Gross margin as a percentage of revenue	38.6%	41.6%	N/A	N/A	38.4%	40.6%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	13.1%	15.6%	N/A	N/A	14.8%	15.6%	N/A	N/A

For the three months ended June 30, 2013, permanent recruitment and contracting gross margins decreased $4.6 million and $2.3 million, or 22.6% and 28.7%, respectively, as compared to the same period in 2012. For the six months ended June 30, 2013, permanent recruitment and contracting gross margins decreased $10.7 million and $3.5 million, or 27.8% and 22.0%, respectively, as compared to the same period in 2012. The changes in permanent recruitment and contracting gross margins were attributable to the same factors as described above for revenue.

Index

For the three months ended June 30, 2013, contracting gross margin as a percentage of revenue was 13.1%, as compared to 15.6% for the same period in 2012. The decline was primarily due to a reclassification of certain revenue to the permanent recruitment business. For the six months ended June 30, 2013, contracting gross margin as a percentage of revenue was 14.8%, as compared to 15.6% for the same period in 2012. The decline was primarily due to a greater proportion of gross margin from the lower margin government, office support and IT businesses in the current period.

Total gross margin as a percentage of revenue was 38.6% for the three months ended June 30, 2013, as compared to 41.6% for the same period in 2012. For the six months ended June 30, 2013, total gross margin as a percentage of revenue was 38.4%, as compared to 40.6% for the same period in 2012. The declines in total gross margin as a percentage of revenue were attributable principally to the proportionally greater decline in permanent recruitment gross margin during each period.
SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$24.0	$30.2	$(6.2)	(20.4)%	$46.3	$59.3	$(13.0)	(21.9)%
SG&A and Non-Op as a percentage of revenue	38.2%	39.8%	N/A	N/A	38.9%	39.7%	N/A	N/A

Lower commissions paid as a result of less gross margin and reduced corporate management fees resulted in an overall decrease in SG&A and Non-Op for the three and six months ended June 30, 2013 as compared to the same period in 2012. The decreases in SG&A and Non-Op offset approximately 84.3% and 87.1% of the declines in gross margin for the three and six months ended June 30, 2013, respectively.

For the three months ended June 30, 2013, SG&A and Non-Op, as a percentage of revenue, was 38.2%, as compared to 39.8% for the same period in 2012. For the six months ended June 30, 2013, SG&A and Non-Op, as a percentage of revenue, was 38.9%, as compared to 39.7% for the same period in 2012. The improvements in SG&A and Non-Op, as a percentage of revenue, were due to the actions described above.

Business Reorganization Expenses:

For the three months ended June 30, 2013, Hudson Asia Pacific had no business reorganization expenses, as compared to $0.9 million for the same period in 2012. For the six months ended June 30, 2013, business reorganization expenses were $0.1 million, as compared to $1.0 million for the same period in 2012.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Operating income (loss):	$(0.1)	$1.6	$(1.7)	(a)	$(1.5)	$2.6	$(4.0)	(a)
EBITDA (loss)	$0.2	$0.5	$(0.2)	(50.7)%	$(0.6)	$0.4	$(1.0)	(a)
EBITDA (loss) as a percentage of revenue	0.4%	0.6%	N/A	N/A	(0.5)%	0.3%	N/A	N/A

(a)	Information is not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.

Index

For the three months ended June 30, 2013, EBITDA was $0.2 million, or 0.4% of revenue, as compared to $0.5 million, or 0.6% of revenue, for the same period in 2012. For the six months ended June 30, 2013, EBITDA loss was $0.6 million, or 0.5% of revenue, as compared to EBITDA of $0.4 million, or 0.3% of revenue, for the same period in 2012. The decrease in EBITDA for the three and six months ended June 30, 2013 was principally due to the declines in gross margin during each period.
For the three months ended June 30, 2013, operating loss was $0.1 million, as compared to operating income of $1.6 million for the same period in 2012. For the six months ended June 30, 2013, operating loss was $1.5 million, as compared to operating income of $2.6 million for the same period in 2012. The differences between operating income (loss) and EBITDA (loss) for the three and six months ended June 30, 2013 were principally due to corporate management fees and depreciation.
Hudson Europe (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Revenue	$71.2	$81.4	$(10.3)	(12.6)%	$143.4	$161.9	$(18.5)	(11.4)%

For the three months ended June 30, 2013, contracting, permanent recruitment and talent management revenue decreased $5.0 million, $3.9 million and $1.1 million, or 9.1%, 23.0% and 13.0%, respectively, as compared to the same period in 2012. For the six months ended June 30, 2013, contracting, permanent recruitment and talent management revenue decreased $8.6 million, $6.9 million and $2.6 million, or 7.7%, 21.3% and 15.8%, respectively, as compared to the same period in 2012.

In U.K., total revenue was approximately $45.7 million for the three months ended June 30, 2013, as compared to $52.2 million million for the same period in 2012, a decrease of $6.5 million, or 12.5%. For the six months ended June 30, 2013, total revenue was approximately $92.8 million, as compared to $103.3 million for the same period in 2012, a decrease of $10.6 million, or 10.2%. Contracting and permanent recruitment revenue declined $4.2 million and $1.6 million, or 9.9% and 19.3%, respectively, for the three months ended June 30, 2013, as compared to the same period in 2012. For the six months ended June 30, 2013, contracting and permanent recruitment revenue declined $7.3 million and $2.1 million, or 8.6% and 13.8%, respectively. Approximately half of the decline for both periods was attributable to the banking and finance sector, which remains subdued in the U.K.

In Continental Europe, total revenue was approximately $25.5 million for the three months ended June 30, 2013, as compared to $29.5 million for the same period in 2012, a decrease of $4.0 million, or 13.5%. Permanent recruitment, contracting and talent management revenue decreased $2.2 million, $0.8 million and $0.7 million, or 26.2%, 6.2% and 9.4%, respectively, for the three months ended June 30, 2013. For the six months ended June 30, 2013, total revenue in Continental Europe was $50.7 million, as compared to $58.8 million for the same period in 2012, a decrease of $8.0 million, or 13.7%. Permanent recruitment and talent management and contracting revenue decreased $4.6 million, $1.7 million and $1.2 million, or 27.2%, 12.4% and 4.6%, respectively, six months ended June 30, 2013. For both periods, approximately half of the decline in permanent recruitment and nearly all of the decline in talent management and contracting revenue occurred in Belgium, where the weaker economy has resulted in delayed client projects, less government spending and reluctance on the part of candidates to switch roles. The remaining majority of the decline in permanent recruitment revenue occurred in France where the Company is undergoing a change in leadership and a reorganization of its business.

Index

Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Gross margin	$27.0	$32.7	$(5.7)	(17.5)%	$54.0	$64.6	$(10.6)	(16.4)%
Gross margin as a percentage of revenue	37.9%	40.2%	N/A	N/A	37.7%	39.9%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	16.0%	17.1%	N/A	N/A	16.9%	17.3%	N/A	N/A

For the three months ended June 30, 2013, permanent recruitment, contracting and talent management gross margins decreased $3.2 million, $1.4 million and $1.1 million, or 20.0%, 14.8% and 14.9%, respectively, as compared to the same period in 2012. For the six months ended June 30, 2013, permanent recruitment, talent management and contracting gross margins decreased $6.2 million, $2.3 million and $1.9 million, or 20.1%, 16.0% and 9.7%, respectively, as compared to the same period in 2012.

In the U.K., permanent recruitment and contracting gross margins decreased $1.1 million and $1.1 million, or 14.1% and 16.4%, respectively, for the three months ended June 30, 2013 as compared to the same period in 2012. For the six months ended June 30, 2013, permanent recruitment and contracting gross margins in the U.K. decreased $1.6 million and $1.2 million, or 11.3% and 9.0%, respectively, as compared to the same period in 2012. The decreases in permanent recruitment and contracting gross margins were attributable to the same factors as described above for revenue.

In Continental Europe, permanent recruitment and talent management gross margins decreased $2.1 million and $0.8 million, or 24.8% and 12.7%, respectively, for the three months ended June 30, 2013, as compared to the same period in 2012. For the six months ended June 30, 2013, permanent recruitment and talent management gross margins in Continental Europe decreased $4.5 million and $1.7 million, or 26.8% and 13.4%, respectively, as compared to the same period in 2012. The changes in permanent recruitment and talent management gross margins for the three and six months ended June 30, 2013 were attributable to the same factors as described above for revenue.

In Europe, contracting gross margin as a percentage of revenue was 16.0% for the three months ended June 30, 2013, as compared to 17.1% for the same period in 2012. For the six months ended June 30, 2013, contracting gross margin as a percentage of revenue in Europe was 16.9%, as compared to 17.3% for the same period in 2012. The decline in contracting margin as a percentage of revenue was attributable to a lower proportion of high margin transactional projects.

Total gross margin as a percentage of revenue was 37.9% for the three months ended June 30, 2013, as compared to 40.2% for the same period in 2012. For the six months ended June 30, 2013, total gross margin as a percentage of revenue was 37.7%, as compared to 39.9% for the same period in 2012. The changes in total gross margin as a percentage of revenue for the three and six months ended June 30, 2013 were primarily attributable to a lower proportion of permanent recruitment gross margin during each period.

Index

SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$28.6	$32.0	$(3.4)	(10.5)%	$57.3	$64.3	$(7.0)	(10.9)%
SG&A and Non-Op as a percentage of revenue	40.2%	39.3%	N/A	N/A	39.9%	39.7%	N/A	N/A

Actions taken to streamline business processes, lower gross margin-related compensation and reduced corporate management fees resulted in lower SG&A and Non-Op expenses for the three and six months ended June 30, 2013 as compared to the same periods in 2012.

For the three months ended June 30, 2013, SG&A and Non-Op, as a percentage of revenue, was 40.2%, as compared to 39.3% for the same period in 2012. For the six months ended June 30, 2013, SG&A and Non-Op, as a percentage of revenue, was 39.9%, as compared to 39.7% for the same period in 2012. The increases in SG&A and Non-Op, as a percentage of revenue, were primarily due to the decline in revenue in each of the current periods.

Business Reorganization Expenses:

For the three months ended June 30, 2013, business reorganization expenses were $0.6 million, as compared to $3.2 million for the same period in 2012. For the six months ended June 30, 2013, business reorganization expenses were $2.4 million, as compared to $3.9 million for the same period in 2012. The current year business organization expenses were attributable to employee termination benefits in France, Spain and Belgium and payments for exiting office space in France.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Operating loss:	$(0.9)	$(1.1)	$0.2	(a)	$(3.3)	$(0.9)	$(2.4)	(a)
EBITDA (loss)	$(2.2)	$(2.5)	$0.3	(a)	$(5.6)	$(3.6)	$(2.0)	(a)
EBITDA (loss) as a percentage of revenue	(3.0)%	(3.0)%	N/A	N/A	(3.9)%	(2.2)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.

For the three months ended June 30, 2013, EBITDA loss was $2.2 million, or 3.0% of revenue, as compared to $2.5 million, or 3.0% of revenue, for the same period in 2012. For the six months ended June 30, 2013, EBITDA loss was $5.6 million, or 3.9% of revenue, as compared to $3.6 million, or 2.2% of revenue, for the same period in 2012. The decreases in EBITDA for the three and six months ended June 30, 2013 were principally due to the declines in gross margin during each period.
For the three months ended June 30, 2013, operating loss was $0.9 million, as compared to $1.1 million for the same period in 2012. For the six months ended June 30, 2013, operating loss was $3.3 million, as compared to $0.9 million for the same period in 2012. The differences between operating loss and EBITDA loss for the three and six months ended June 30, 2013 were principally due to corporate management fees and depreciation.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $1.9 million for the three months ended June 30, 2013, as compared to $0.8 million for the same period in 2012, an increase of $1.1 million, or 137.1%. For the six months ended June 30, 2013, corporate expenses were $3.3 million, as compared to $1.3 million for the same period in 2012. The increases for the three and six months ended June 30, 2013 were principally due to lower corporate management fee allocations and expenses in connection with the departure of the former Chief Financial Officer.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.7 million for the three months ended June 30, 2013, as compared to $1.6 million for the same period in 2012, an increase of less than $0.1 million, or 2.9%. For the six months ended June 30, 2013, depreciation and amortization expense was $3.3 million, as compared to $3.1 million for the same period in 2012, an increase of $0.2 million, or 6.1%. The increases in depreciation and amortization expense were due to capital expenditures placed in service in the second quarter of 2012 for the new office in Sydney, Australia.

Interest Expense, Net of Interest Income

Interest expense remained consistent and was less than $0.2 million and $0.3 million for the three and six months ended June 30, 2013 and 2012, respectively.

Provision for (Benefit from) Income Taxes

The benefit from income taxes for the six months ended June 30, 2013 was less than $0.1 million on $14.1 million of pre-tax loss, as compared to $4.8 million on $7.6 million of pre-tax loss for the same period in 2012. The effective tax rate for the six months ended June 30, 2013 was 0.3%, as compared to 62.8% for the same period in 2012.
The change in the Company's effective tax rate for the six months ended June 30, 2013, as compared to the same period in 2012, was primarily attributable to the Company's inability to benefit from losses in certain foreign jurisdictions in the current year period. The effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the Company's inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, withholding taxes, non-deductible expenses and foreign tax rates that vary from that in the U.S. and a reduction of FIN 48 liabilities in 2012 in connection with the state tax settlement with the Commonwealth of Pennsylvania.

Net Income (Loss)

Net loss was $5.8 million for the three months ended June 30, 2013, as compared to net income of $0.4 million for the same period in 2012, a decrease in net income of $6.2 million. Basic and diluted loss per share were $0.18 for the three months ended June 30, 2013, as compared to basic and diluted earnings per share of $0.01 for the same period in 2012.

Net loss was $14.1 million for the six months ended June 30, 2013, as compared to $2.8 million for the same period in 2012, an increase in net loss of $11.2 million. Basic and diluted loss per share were $0.43 for the six months ended June 30, 2013, as compared to $0.09 for the same period in 2012.

Index

Liquidity and Capital Resources
As of June 30, 2013, cash and cash equivalents totaled $28.3 million, as compared to $38.7 million as of December 31, 2012. The following table summarizes the Company's cash flow activities for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
(In millions)	2013	2012
Net cash provided by (used in) operating activities	$(7.2)	$1.0
Net cash provided by (used in) investing activities	(1.4)	(6.9)
Net cash provided by (used in) financing activities	—	(2.6)
Effect of exchange rates on cash and cash equivalents	(1.7)	0.1
Net increase (decrease) in cash and cash equivalents	(10.3)	(8.4)

Cash Flows from Operating Activities
For the six months ended June 30, 2013, net cash used in operating activities was $7.2 million, as compared to $1.0 million provided by operating activities for the same period in 2012, a decrease in net cash provided by operating activities of $8.2 million. The decrease in net cash provided by operating activities resulted principally from lower net income offset partially by improvement in working capital.

Cash Flows from Investing Activities
For the six months ended June 30, 2013, net cash used in investing activities was $1.4 million, as compared to $6.9 million for the same period in 2012, a decrease of $5.5 million. The decrease in net cash used in investing activities was principally related to the non-recurrence of landlord funded leasehold improvements in connection with a newly leased property in 2012.
Cash Flows from Financing Activities
For the six months ended June 30, 2013, net cash used in financing activities was less than $0.1 million, compared to net cash used in financing activities of $2.6 million for the same period in 2012, a decrease in net cash used in financing activities of $2.5 million. The decrease in net cash used in financing activities was primarily attributable to improved working capital in the Company's Australia operations.
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

Index

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

The details of the Revolver Agreement as of June 30, 2013 were as follows:

(In millions)	June 30, 2013
Borrowing base	$27.9
Less: adjustments to the borrowing base
Minimum availability	(10.0)
Outstanding letters of credits	(2.0)
Adjusted borrowing base	15.9
Less: outstanding borrowing	—
Additional borrowing availability	$15.9
Interest rates on outstanding borrowing	5.00%

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

The Company was in compliance with all covenants under the Revolver Agreement as of June 30, 2013.

Index

Credit Agreement with Westpac Banking Corporation
On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a Facility Agreement, dated November 29, 2011 (the “Facility Agreement”), with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”).
The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $18.3 million (AUD20 million) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2.7 million (NZD3.5 million) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $4.6 million (AUD5 million) (“Tranche C”) for the Australian subsidiary.
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
The details of the Facility Agreement as of June 30, 2013 were as follows:

(In millions)	June 30, 2013
Tranche A:
Borrowing capacity	$12.9
Less: outstanding borrowing	—
Additional borrowing availability	$12.9
Interest rates on outstanding borrowing	4.63%
Tranche B:
Borrowing capacity	$2.7
Less: outstanding borrowing	—
Additional borrowing availability	$2.7
Interest rates on outstanding borrowing	6.03%
Tranche C:
Borrowing capacity	$4.6
Less: outstanding borrowing	(2.6)
Additional borrowing availability	$1.9
Interest rates on outstanding borrowing	1.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $16.0 million (AUD17.5 million); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve-month period; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all covenants under the Facility Agreement as of June 30, 2013.

Index

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, Singapore and Mainland China. As of June 30, 2013, the Netherlands subsidiary could borrow up to $1.9 million (€1.4 million) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary has a $1.3 million (€1 million) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one-month EURIBOR plus a margin, and were 2.62% as of June 30, 2013. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one-year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.8 million (SGD1 million) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus 1.75%, and it was 6.00% on June 30, 2013. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. In Mainland China, the Company’s subsidiary can borrow up to $1 million for working capital purposes. Interest on borrowings under this overdraft facility is based on the People’s Republic of China’s six-month rate plus 200 basis points, and it was 7.60% on June 30, 2013. This overdraft facility expires annually each September, but can be renewed for one-year periods at that time. There were $0.7 million of outstanding borrowings under the Belgium, the Netherlands, Singapore and Mainland China lending agreements as of June 30, 2013.
The average monthly outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and Mainland China was $0.2 million for the six months ended June 30, 2013. The weighted average interest rate on all outstanding borrowings as of June 30, 2013 was 2.62%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.
Liquidity Outlook

As of June 30, 2013, the Company had cash and cash equivalents on hand of $28.3 million supplemented by additional borrowing availability of $15.9 million under the Revolver Agreement, and $19.9 million of additional borrowing availability under the Facility Agreement and other lending arrangements in Belgium, the Netherlands, Singapore and Mainland China. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of June 30, 2013. The Company's near-term cash requirements during 2013 are primarily related to funding operations, restructuring actions and capital expenditures. For the full year 2013, the Company expects to make capital expenditures of approximately $4.0 million to $5.0 million, and payments in connection with the business reorganization plan of $5.0 million to $6.0 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

As of June 30, 2013, $4.6 million of the Company's cash and cash equivalents noted above were held in the United States (U.S.) and the remainder were held internationally, primarily in the United Kingdom ($7.5 million), Australia ($7.6 million), and Mainland China ($2.9 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision.  In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds.  The Company has not provided for federal income or foreign withholding taxes on these undistributed foreign earnings.  The Company has not done so because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

For the six months ended June 30, 2013, the ongoing weakness in Europe and the slowing of other major economies continued to negatively impact the markets in which the Company operates. The Company believes that future external market conditions remain uncertain, particularly the access to credit, rates of near-term projected economic growth and levels of unemployment in the markets in which it operates. Due to these uncertain external market conditions, the Company cannot provide assurance that its actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company could be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination of those sources. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Index

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of June 30, 2013. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11,  “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("FASB ASC Topic 740")”. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this ASU but does not expect the impact to be material to the company's Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The Company's adoption of ASU 2013-05 is not expected to have a material impact on the Company's Consolidated Financial Statements.
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

Index

Critical Accounting Policies
See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 28, 2012 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended June 30, 2013.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions, that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) risks related to fluctuations in the Company’s operating results from quarter to quarter, (3) the ability of clients to terminate their relationship with the Company at any time, (4) competition in the Company’s markets, (5) risks associated with the Company’s investment strategy, (6) risks related to international operations, including foreign currency fluctuations, (7) the Company’s dependence on key management personnel, (8) the Company’s ability to attract and retain highly-skilled professionals, (9) the Company’s ability to collect its accounts receivable, (10) the negative cash flows and operating losses that the Company has experienced in recent periods and may experience from time to time in the future, (11) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (12) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (13) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (14) risks related to providing uninterrupted service to clients, (15) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (16) the Company’s ability to utilize net operating loss carry-forwards, (17) volatility of the Company’s stock price, (18) the impact of government regulations, and (19) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the six months ended June 30, 2013, the Company earned approximately 86% of its gross margin outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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

Index

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceeding that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
 As of June 30, 2013, there have not been any material changes to the information set forth in Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2013 - April 30, 2013 (b)	6,548	$3.64	—	$6,792,000
May 1, 2013 - May 31, 2013 (b)	36,182	$2.39	—	$6,792,000
June 1, 2013 - June 30, 2013	—	$—	—	$6,792,000
Total	42,730	$2.58	—	$6,792,000

(a)
On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. As of June 30, 2013, the Company had repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. Repurchases of common stock are restricted under the Company’s Revolver Agreement entered into on August 5, 2010, as amended on February 22, 2012, June 26, 2012 and December 31, 2012.

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

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ MANUEL MARQUEZ DORSCH
Manuel Marquez Dorsch
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated:	July 31, 2013
		By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated:	July 31, 2013

Index

HUDSON GLOBAL, INC.
FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description
10.1
Letter Agreement, dated as of May 16, 2013, between Hudson Global, Inc. and Sagard Capital Partners, L.P. (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated May 16, 2013 (File No. 0-50129)).

10.2
Executive Employment Agreement, dated as of May 31, 2013, between Hudson Global, Inc. and Stephen A. Nolan (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated June 5, 2013 (File No. 0-50129)).

10.3
Executive Agreement, dated as of May 31, 2013, between Hudson Global, Inc. and Mary Jane Raymond (incorporated by reference to Exhibit 10.2 to Hudson Global, Inc.'s Current Report on Form 8-K dated June 5, 2013 (File No. 0-50129)).

10.4
Executive Employment Agreement, dated as of July 15, 2013 and amended and restated effective as of July 1, 2013, between Hudson Global, Inc. and Frank P. Lanuto (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated June 15, 2013 (File No. 0-50129)).

10.5
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement for Take-Out Ratio, Employee Engagement Score and Cash Efficiency Score performance vesting awards.

10.6	Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement.
31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the six months ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.