Form 10-Q
period 2013-09-30
Hudson Global, Inc.
filed 2013-10-31
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2013
Common Stock - $0.001 par value	33,357,645

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$163,587	$187,873	$500,624	$593,301
Direct costs	107,791	120,207	327,648	375,359
Gross margin	55,796	67,666	172,976	217,942
Operating expenses:
Selling, general and administrative expenses	58,679	66,074	183,291	214,070
Depreciation and amortization	1,529	1,672	4,833	4,788
Business reorganization expenses	728	1,520	3,959	7,551
Operating income (loss)	(5,140)	(1,600)	(19,107)	(8,467)
Non-operating income (expense):
Interest income (expense), net	(158)	(161)	(458)	(510)
Other income (expense), net	296	591	472	215
Income (loss) before provision for income taxes	(5,002)	(1,170)	(19,093)	(8,762)
Provision for (benefit from) income taxes	45	995	6	(3,770)
Net income (loss)	$(5,047)	$(2,165)	$(19,099)	$(4,992)
Earnings (loss) per share:
Basic	$(0.15)	$(0.07)	$(0.59)	$(0.16)
Diluted	$(0.15)	$(0.07)	$(0.59)	$(0.16)
Weighted-average shares outstanding:
Basic	32,600	32,156	32,468	32,024
Diluted	32,600	32,156	32,468	32,024
Comprehensive income (loss):
Net income (loss)	$(5,047)	$(2,165)	$(19,099)	$(4,992)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	2,260	1,395	(3,128)	1,834
Amortization of prior service costs - defined benefit pension plan	16	—	60	—
Total other comprehensive income (loss), net of income taxes	2,276	1,395	(3,068)	1,834
Comprehensive income (loss)	$(2,771)	$(770)	$(22,167)	$(3,158)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$33,237	$38,653
Accounts receivable, less allowance for doubtful accounts of $1,180 and $1,167, respectively	98,317	107,216
Prepaid and other	10,676	11,543
Total current assets	142,230	157,412
Property and equipment, net	16,389	20,050
Deferred tax assets, non-current	10,495	9,816
Other assets	5,791	6,190
Total assets	$174,905	$193,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,745	$9,292
Accrued expenses and other current liabilities	62,653	55,960
Accrued business reorganization expenses	2,920	1,916
Total current liabilities	72,318	67,168
Other non-current liabilities	6,228	7,853
Deferred rent and tenant improvement contributions	6,556	8,061
Income tax payable, non-current	3,956	3,845
Total liabilities	89,058	86,927
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 33,566 and 33,100 shares, respectively	33	33
Additional paid-in capital	475,325	473,372
Accumulated deficit	(406,126)	(387,027)
Accumulated other comprehensive income	17,468	20,536
Treasury stock, 208 and 79 shares, respectively, at cost	(853)	(373)
Total stockholders’ equity	85,847	106,541
Total liabilities and stockholders' equity	$174,905	$193,468

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(19,099)	$(4,992)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,833	4,788
Provision for (recovery of) doubtful accounts	44	46
Provision for (benefit from) deferred income taxes	(913)	(1,818)
Stock-based compensation	1,953	2,386
Other, net	444	361
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6,950	17,824
Decrease (increase) in prepaid and other assets	367	3,445
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,749	(16,407)
Increase (decrease) in accrued business reorganization expenses	98	3,268
Net cash provided by (used in) operating activities	(1,574)	8,901
Cash flows from investing activities:
Capital expenditures	(2,165)	(7,793)
Net cash provided by (used in) investing activities	(2,165)	(7,793)
Cash flows from financing activities:
Borrowings under credit agreements	13,474	72,544
Repayments under credit agreements	(13,492)	(75,775)
Repayment of capital lease obligations	(347)	(332)
Purchase of restricted stock from employees	(480)	(542)
Net cash provided by (used in) financing activities	(845)	(4,105)
Effect of exchange rates on cash and cash equivalents	(832)	578
Net increase (decrease) in cash and cash equivalents	(5,416)	(2,419)
Cash and cash equivalents, beginning of the period	38,653	37,302
Cash and cash equivalents, end of the period	$33,237	$34,883
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$185	$268
Cash payments during the period for income taxes, net of refunds	$666	$2,394

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2012	33,021	$33	$473,372	$(387,027)	$20,536	$(373)	$106,541
Net income (loss)	—	—	—	(19,099)	—	—	(19,099)
Other comprehensive income (loss), currency translation adjustments, net of applicable tax	—	—	—	—	(3,128)	—	(3,128)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	60	—	60
Purchase of restricted stock from employees	(129)	—	—	—	—	(480)	(480)
Stock-based compensation	466	—	1,953	—	—	—	1,953
Balance at September 30, 2013	33,358	$33	$475,325	$(406,126)	$17,468	$(853)	$85,847

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
The Company operates in 20 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. See Note 16 for further details regarding the reportable segments.
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

RPO: Hudson RPO delivers outsourced recruitment solutions tailored to the individual needs of mid- to large-cap multinational companies. Hudson RPO delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients’ ongoing business needs. Hudson RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions and recruitment consulting.
Talent Management Solutions: Featuring embedded proprietary talent assessment and selection methodologies, Hudson’s Talent Management capability encompasses services such as talent assessment (utilizing a variety of competency, attitude and experiential testing), interview training, executive coaching, employee development and outplacement.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11,  “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes" ("FASB ASC Topic 740"). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company does not expect that its adoption of this ASU will have a material impact on the Company's Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The Company does not expect that its adoption of ASU 2013-05 will have a material impact on the Company's Consolidated Financial Statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 4 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	Three Months Ended
	September 30, 2013			September 30, 2012
	Temporary Contracting	Other	Total	Temporary Contracting	Other	Total
Revenue	$126,321	$37,266	$163,587	$142,418	$45,455	$187,873
Direct costs (1)	105,262	2,529	107,791	117,419	2,788	120,207
Gross margin	$21,059	$34,737	$55,796	$24,999	$42,667	$67,666

	Nine Months Ended
	September 30, 2013			September 30, 2012
	Temporary Contracting	Other	Total	Temporary Contracting	Other	Total
Revenue	$383,157	$117,467	$500,624	$442,484	$150,817	$593,301
Direct costs (1)	319,245	8,403	327,648	364,675	10,684	375,359
Gross margin	$63,912	$109,064	$172,976	$77,809	$140,133	$217,942

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

NOTE 5 – STOCK-BASED COMPENSATION
Incentive Compensation Plan
The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated on April 26, 2012 (the “ISAP”), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock and restricted stock units, and other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, restricted stock units and other types of equity-based awards. The Company grants primarily restricted stock to its employees, although the Company has recently also granted restricted stock units to certain of its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. As of September 30, 2013, there were 2,115,185 shares of the Company’s common stock available for future issuance under the ISAP.
A summary of the quantity and vesting conditions for restricted stock and restricted stock unit awards granted to the Company's employees for the nine months ended September 30, 2013 was as follows:

Vesting conditions	Number of Shares of Restricted Stock Granted	Number of Restricted Stock Units Granted	Total
Performance and service conditions (1) (2)	540,721	65,200	605,921
Vest one-third on each of the first three anniversaries of the grant date with service conditions only	21,500	—	21,500
Vest 50% on each of the second and third anniversaries of the grant date with service conditions only	30,000	—	30,000
Vest 100% on the second anniversary of the grant date with service conditions only	160,000	—	160,000
Vest 100% on the third anniversary of the grant date with service conditions only	90,000	—	90,000
Immediately vested	1,100	—	1,100
Total shares of stock award granted	843,321	65,200	908,521

(1)	The performance vesting conditions with respect to the restricted stock and restricted stock unit awards may be satisfied as follows:

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

(2)	To the extent shares of restricted stock or restricted stock units are earned based on the performance vesting conditions, such shares or share units will vest on the basis of service as follows:

(a)	33% of the shares or share units will vest on the later of the first anniversary of the grant date or the determination that the performance conditions have been satisfied;

(b)	33% of the shares or share units will vest on the second anniversary of the grant date;

(c)
34% of the shares or share units will vest on the third anniversary of the grant date; provided that, in each case, the grantee remains employed by the Company from the grant date through the applicable service vesting date.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. During the nine months ended September 30, 2013, the Company granted 102,200 restricted stock units to its non-employee directors pursuant to the Director Plan. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan.
For the three and nine months ended September 30, 2013 and 2012, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock options	$59	$149	$296	$542
Restricted stock	328	305	1,226	1,299
Restricted stock units	34	52	431	545
Total	$421	$506	$1,953	$2,386

Stock Options
As of September 30, 2013, the Company had approximately $144 of unrecognized stock-based compensation expense related to outstanding unvested stock options. The Company expects to recognize that cost over a weighted average service period of 0.62 years.
Changes in the Company’s stock options for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended
	September 30,
	2013		2012
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	1,238,650	$11.21	1,396,350	$11.36
Expired/forfeited	(200,200)	8.13	(59,700)	12.62
Options outstanding at September 30,	1,038,450	11.81	1,336,650	11.31
Options exercisable at September 30,	838,450	$13.39	924,150	$14.04

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Restricted Stock
As of September 30, 2013, the Company had approximately $1,803 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock. The Company expects to recognize that cost over a weighted average service period of 1.79 years.
Changes in the Company’s restricted stock for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended
	September 30,
	2013		2012
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	1,028,916	$4.87	1,166,082	$5.12
Granted	843,321	2.40	638,230	4.59
Vested	(387,825)	5.10	(429,950)	4.90
Forfeited	(442,214)	4.20	(156,568)	5.37
Unvested restricted stock at September 30,	1,042,198	$3.08	1,217,794	$4.88

Restricted Stock Units
 As of September 30, 2013, the Company had approximately $191 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.6 years.
Changes in the Company’s restricted stock units for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended
	September 30,
	2013		2012
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	100,000	$5.18	100,000	$5.18
Granted	167,400	2.88	76,023	5.13
Vested	(152,200)	3.84	(76,023)	5.13
Forfeited	(5,000)	2.42	—	—
Unvested restricted stock units at September 30,	110,200	$3.67	100,000	$5.18

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Defined Contribution Plan and Non-cash Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock to the 401(k) plan. Vesting of the Company’s contribution occurs over a five-year period. For the three and nine months ended September 30, 2013 and 2012, the Company’s current year expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except otherwise stated)	2013	2012	2013	2012
Expense recognized for the 401(k) plan	$110	$144	$452	$511
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	—	—	—	124
Market value per share of the Company's common stock on contribution date (in dollars)	$—	$—	$—	$5.35
Non-cash contribution made for employer matching liability	$—	$—	$—	$666
Additional cash contribution made for employer-matching liability	$—	$—	$651	$—
Total contribution made for employer-matching liability	$—	$—	$651	$666

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
Effective Tax Rate
The provision for income taxes for the nine months ended September 30, 2013 was $6 on a pre-tax loss of $19,093, compared to a benefit from income taxes of $3,770 on pre-tax loss of $8,762 for the same period in 2012. The Company’s effective income tax rate was 0.0% and 43.0% for the nine months ended September 30, 2013 and 2012, respectively. The change in the effective tax rate was primarily attributable to the Company's inability to benefit from losses in certain foreign jurisdictions and a reduction of FIN 48 liabilities in the 2012 period in connection with a state tax settlement with the Commonwealth of Pennsylvania.
Uncertain Tax Positions
As of September 30, 2013 and December 31, 2012, the Company had $3,956 and $3,845, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $761 and $701 as of September 30, 2013 and December 31, 2012, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) and totaled to a provision of $73 and a benefit of $881 for the nine months ended September 30, 2013 and 2012, respectively.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of September 30, 2013, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2010
Majority of other U.S. state and local jurisdictions	2009
United Kingdom	2011
Australia	2009
Majority of other foreign jurisdictions	2007
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of September 30, 2013, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $400 to $650 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

NOTE 7 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share (“EPS”) is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money” and unvested restricted stock. The dilutive impact of stock options, unvested restricted stock, and unvested restricted stock units is determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period; or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the market conditions are met.
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Earnings (loss) per share ("EPS"):
Basic	$(0.15)	$(0.07)	$(0.59)	$(0.16)
Diluted	$(0.15)	$(0.07)	$(0.59)	$(0.16)
EPS numerator - basic and diluted:
Net income (loss)	$(5,047)	$(2,165)	$(19,099)	$(4,992)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,600	32,156	32,468	32,024
Common stock equivalents: stock options and other stock-based awards (a)	—	—	—	—
Weighted average number of common stock outstanding - diluted	32,600	32,156	32,468	32,024

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2013 and 2012 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Unvested restricted stock	1,042,198	1,217,794	1,042,198	1,217,794
Unvested restricted stock units	110,200	100,000	110,200	100,000
Stock options	1,038,450	1,336,650	1,038,450	1,336,650
Total	2,190,848	2,654,444	2,190,848	2,654,444

NOTE 8 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
Included under the caption "Other assets":
Collateral accounts	$619	$619
Rental deposits	1,168	1,301
Total amount under the caption "Other assets":	$1,787	$1,920
Included under the caption "Prepaid and other":
Client guarantees	$65	$102
Other	145	142
Total amount under the caption "Prepaid and other"	$210	$244
Total restricted cash	$1,997	$2,164

Collateral accounts primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy. The rental deposits with banks include amounts held as guarantees for the rent on the Company’s offices in the Netherlands and rental deposit from sub-tenants in the United Kingdom ("U.K."). Other includes a deposit for business license in the Switzerland and social tax payment reserves, which were held with banks for employee social tax payments required by law in the Netherlands. The client guarantees were held in banks in Belgium as deposits for various client projects.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 9 – PROPERTY AND EQUIPMENT, NET
As of September 30, 2013 and December 31, 2012, property and equipment, net were as follows:

	September 30, 2013	December 31, 2012
Computer equipment	$10,886	$10,889
Furniture and equipment	7,496	7,840
Capitalized software costs	28,687	28,877
Leasehold improvements	23,399	24,650
	70,468	72,256
Less: accumulated depreciation and amortization	54,079	52,206
Property and equipment, net	$16,389	$20,050

The Company had expenditures of approximately $1,285 and $778 for acquired property and equipment, mainly consisting of software, which had not been placed in service as of September 30, 2013 and December 31, 2012, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012. A summary of the Company’s equipment acquired under capital lease agreements was as follows:

	September 30, 2013	December 31, 2012
Capital lease obligation, current	$426	$467
Capital lease obligation, non-current	$17	$324

The Company acquired $61 of property and equipment under capital lease agreements during the nine months ended September 30, 2012. Capital expenditures for the nine months ended September 30, 2012 included $3,949 of landlord-funded tenant improvements for the Company's leased property in Sydney, Australia.

NOTE 10 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption of Other Assets in the accompanying Condensed Consolidated Balance Sheets, for the nine months ended September 30, 2013 and 2012. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

	Carrying Value
	2013	2012
Goodwill, January 1,	$2,020	$1,992
Currency translation	36	6
Goodwill, September 30,	$2,056	$1,998

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 11 – BUSINESS REORGANIZATION EXPENSES
In January 2012, the Company’s Chief Executive Officer approved a $1,000 plan of reorganization (“2012 Plan”) to streamline the Company’s support operations in each of the Hudson regional businesses to match the aggregated operating segments and to improve support services to the Company’s regional and global professional business practices. The 2012 Plan primarily includes costs for actions to reduce support functions to match them to the revised operating structure. In April 2012, the Company’s Board of Directors (the “Board”) approved an addition to the 2012 Plan of up to $10,000 for additional actions to accelerate the Company’s plans for increased global alignment and redirection of resources from support to client facing activities. For the year ended December 31, 2012, the Company had incurred a total of $5,453 under the 2012 Plan. In February 2013, the Board approved a further increase of up to $4,000 for additional actions under the 2012 Plan. For the nine months ended September 30, 2013, restructuring charges associated with these initiatives for the 2012 Plan primarily included employee separation costs for the elimination of 59 positions and a lease termination payment. The headcount reductions identified in this action were completed in the nine months ended September 30, 2013, and the related payments are expected to be principally completed in the first half of 2014. The payments include, but are not limited to, salaries, social pension fund payments, health care and unemployment insurance costs to be paid to or on behalf of the affected employees.
The Company’s Board approved other reorganization plans in 2009, 2008, and 2006 (“Previous Plans”) to streamline the Company’s support operations and included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. Business reorganization expenses for the three and nine months ended September 30, 2013 and 2012 by plan were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Previous Plans	$—	$(6)	$36	$1,831
2012 Plan	728	1,526	3,923	5,720
Total	$728	$1,520	$3,959	$7,551

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered during the nine months ended September 30, 2013. The amounts for Changes in Estimate and Additional Charges are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss). Amounts in the “Payments” column represent primarily the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the nine months ended September 30, 2013 were as follows:

For The Nine Months Ended September 30, 2013	December 31, 2012	Changes in Estimate	Additional Charges	Payments	September 30, 2013
Lease termination payments	$2,678	$15	$520	$(1,431)	$1,782
Employee termination benefits	715	—	3,072	(2,065)	1,722
Other associated costs	27	—	352	(376)	3
Total	$3,420	$15	$3,944	$(3,872)	$3,507

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of September 30, 2013 and December 31, 2012.
Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The current portion of asset retirement obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets. The non-current portion of asset retirement obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Current portion of asset retirement obligations	$6	$52
Non-current portion of asset retirement obligations	2,723	2,769
Total asset retirement obligations	$2,729	$2,821

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

The details of the Revolver Agreement as of September 30, 2013 were as follows:

September 30, 2013
Borrowing base	$28,368
Less: adjustments to the borrowing base
Minimum availability	(10,000)
Outstanding letters of credits	(1,554)
Adjusted borrowing base	16,814
Less: outstanding borrowing	—
Additional borrowing availability	$16,814
Interest rates on outstanding borrowing	5.00%

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Company was in compliance with all financial covenants under the Revolver Agreement as of September 30, 2013.
Credit Agreement with Westpac Banking Corporation
On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a Facility Agreement, dated November 29, 2011 (the “Facility Agreement”), with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”). On September 30, 2013, certain Australian and New Zealand subsidiaries of the Company entered into a waiver letter (the “Waiver”) to waive a financial covenant under the Facility Agreement.
The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $18,642 (AUD20,000) (“Tranche A”) for an Australian subsidiary of the Company, the availability under which facility is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2,906 (NZD3,500) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $4,661 (AUD5,000) (“Tranche C”) for the Australian subsidiary.
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
The details of the Facility Agreement as of September 30, 2013 were as follows:

September 30, 2013
Tranche A:
Borrowing capacity	$13,770
Less: outstanding borrowing	—
Additional borrowing availability	$13,770
Interest rates on outstanding borrowing	4.37%
Tranche B:
Borrowing capacity	$2,906
Less: outstanding borrowing	—
Additional borrowing availability	$2,906
Interest rates on outstanding borrowing	6.03%
Tranche C:
Financial guarantee capacity	$4,661
Less: outstanding financial guarantee requested	(2,700)
Additional availability for financial guarantee	$1,961
Interest rates on financial guarantee requested	1.10%

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including: (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $16,312 (AUD17,500); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve-month period, except as provided under the Waiver, which reduces the minimum Fixed Charge Cover Ratio to 1.25x for the testing dates of September 30, 2013 and December 31, 2013; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of September 30, 2013.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, Singapore and Mainland China. As of September 30, 2013, the Netherlands subsidiary could borrow up to $2,174 (€1,607) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary has a $1,353 (€1,000) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.63% as of September 30, 2013. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one-year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $796 (SGD1,000) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.0% on September 30, 2013. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. In People’s Republic of China ("China"), the Company’s subsidiary can borrow up to $1,000 for working capital purposes. Interest on borrowings under this overdraft facility is based on the China’s six-month rate plus 200 basis points, and it was 7.6% on September 30, 2013. This overdraft facility expires annually each September, but can be renewed for one-year periods at that time. There were no outstanding borrowings under the Belgium, the Netherlands, Singapore and China lending agreements as of September 30, 2013.
The average aggregate monthly outstanding borrowings under the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and China was $354 for the nine months ended September 30, 2013. The weighted average interest rate on all outstanding borrowings as of September 30, 2013 was 2.63%.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 14 – ACQUISITION SHELF REGISTRATION
The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of September 30, 2013, all of the shares under the shelf registration were available for issuance.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	September 30,	December 31,
	2013	2012
Foreign currency translation adjustments	$17,698	$20,826
Unamortized pension plan obligations	(230)	(290)
Accumulated other comprehensive income (loss)	$17,468	$20,536

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Elimination	Total
For The Three Months Ended September 30, 2013
Revenue, from external customers	$34,842	$58,274	$70,471	$—	$—	$163,587
Inter-segment revenue	—	—	36	—	(36)	—
Total revenue	$34,842	$58,274	$70,507	$—	$(36)	$163,587
Gross margin, from external customers	$9,073	$21,348	$25,375	$—	$—	$55,796
Inter-segment gross margin	—	(28)	28	—	—	—
Total gross margin	$9,073	$21,320	$25,403	$—	$—	$55,796
Business reorganization expenses	$208	$—	$152	$368	$—	$728
EBITDA (loss) (a)	$654	$(125)	$(625)	$(3,219)	$—	$(3,315)
Depreciation and amortization	244	758	366	161	—	1,529
Intercompany interest income (expense), net	—	(559)	(181)	740	—	—
Interest income (expense), net	(3)	(58)	(1)	(96)	—	(158)
Income (loss) from continuing operations before income taxes	$407	$(1,500)	$(1,173)	$(2,736)	$—	$(5,002)
For The Nine Months Ended September 30, 2013
Revenue, from external customers	$109,391	$177,344	$213,889	$—	$—	$500,624
Inter-segment revenue	(2)	—	78	—	(76)	—
Total revenue	$109,389	$177,344	$213,967	$—	$(76)	$500,624
Gross margin, from external customers	$26,462	$67,117	$79,397	$—	$—	$172,976
Inter-segment gross margin	(3)	(71)	87	—	(13)	—
Total gross margin	$26,459	$67,046	$79,484	$—	$(13)	$172,976
Business reorganization expenses	$516	$102	$2,579	$762	$—	$3,959
EBITDA (loss) (a)	$94	$(772)	$(6,234)	$(6,890)	$—	$(13,802)
Depreciation and amortization	745	2,414	1,190	484	—	4,833
Intercompany interest income (expense), net	—	(1,826)	(398)	2,224	—	—
Interest income (expense), net	(20)	(149)	17	(306)	—	(458)
Income (loss) from continuing operations before income taxes	$(671)	$(5,161)	$(7,805)	$(5,456)	$—	$(19,093)
As of September 30, 2013
Accounts receivable, net	$21,563	$28,883	$47,871	$—	$—	$98,317
Long-lived assets, net of accumulated depreciation and amortization	$1,718	$10,193	$5,049	$1,488	$—	$18,448
Total assets	$26,255	$65,829	$75,086	$7,735	$—	$174,905

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended September 30, 2012
Revenue, from external customers	$39,102	$73,437	$75,334	$—	$—	$187,873
Inter-segment revenue	—	17	33	—	(50)	—
Total revenue	$39,102	$73,454	$75,367	$—	$(50)	$187,873
Gross margin, from external customers	$9,587	$29,852	$28,227	$—	$—	$67,666
Inter-segment gross margin	(1)	(1)	2	—	—	—
Total gross margin	$9,586	$29,851	$28,229	$—	$—	$67,666
Business reorganization expenses	$282	$190	$1,048	$—	$—	$1,520
EBITDA (loss) (a)	$(389)	$3,388	$(2,165)	$(171)	$—	$663
Depreciation and amortization	255	864	392	161	—	1,672
Intercompany interest income (expense), net	—	(747)	(109)	856	—	—
Interest income (expense), net	(13)	(55)	10	(103)	—	(161)
Income (loss) from continuing operations before income taxes	$(657)	$1,722	$(2,656)	$421	$—	$(1,170)
For The Nine Months Ended September 30, 2012
Revenue, from external customers	$129,758	$224,627	$238,916	$—	$—	$593,301
Inter-segment revenue	—	47	70	—	(117)	—
Total revenue	$129,758	$224,674	$238,986	$—	$(117)	$593,301
Gross margin, from external customers	$33,776	$91,067	$93,099	$—	$—	$217,942
Inter-segment gross margin	(9)	(14)	24	—	(1)	—
Total gross margin	$33,767	$91,053	$93,123	$—	$(1)	$217,942
Business reorganization expenses	$1,051	$1,264	$4,917	$319	$—	$7,551
EBITDA (loss) (a)	$(122)	$4,017	$(5,556)	$(1,803)	$—	$(3,464)
Depreciation and amortization	850	2,351	1,108	479	—	4,788
Intercompany interest income (expense), net	—	(3,264)	(326)	3,590	—	—
Interest income (expense), net	(46)	(197)	32	(299)	—	(510)
Income (loss) from continuing operations before income taxes	$(1,018)	$(1,795)	$(6,958)	$1,009	$—	$(8,762)
As of September 30, 2012
Accounts receivable, net	$25,570	$38,171	$51,807	$—	$—	$115,548
Long-lived assets, net of accumulated depreciation and amortization	$2,164	$13,631	$4,949	$2,106	$—	$22,850
Total assets	$30,691	$79,747	$73,892	$15,496	$—	$199,826

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the three and nine months ended September 30, 2013 and 2012 and long-lived assets and net assets by geographic area as of September 30, 2013 and 2012 were as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended September 30, 2013
Revenue (a)	$47,518	$41,450	$34,540	$22,953	$16,824	$302	$163,587
For The Three Months Ended September 30, 2012
Revenue (a)	$52,097	$55,449	$38,461	$23,237	$17,988	$641	$187,873
For The Nine Months Ended September 30, 2013
Revenue (a)	$140,281	$129,680	$108,615	$73,608	$47,664	$776	$500,624
For The Nine Months Ended September 30, 2012
Revenue (a)	$157,749	$172,096	$128,033	$80,963	$52,735	$1,725	$593,301
As of September 30, 2013
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,837	$6,746	$3,170	$1,204	$3,447	$44	$18,448
Net assets	$22,836	$25,446	$17,456	$6,635	$13,202	$272	$85,847
As of September 30, 2012
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,413	$9,550	$4,217	$1,528	$4,081	$61	$22,850
Net assets	$23,931	$30,073	$27,030	$8,075	$17,088	$513	$106,710

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

Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Item 1 of this Form 10-Q. The reader should also refer to the Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2012. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 16 to the Condensed Consolidated Financial Statements for EBITDA segment reconciliation information.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Recent Accounting Pronouncements

Executive Overview
The Company has expertise in recruiting mid-level professional talent across all management disciplines in a wide range of industries. We match clients and candidates to address client needs on a part time, full time, and interim basis. Part of that expertise is derived from research on hiring trends and clients’ current successes and challenges with their staff. This research has helped enhance our understanding about the number of new hires that do not meet our clients’ long-term goals, the reasons why, and the resulting costs to our clients. With operations in 20 countries, and relationships with specialized professionals around the globe, the Company brings a unique ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. Hudson's focus is to continually upgrade its service offerings, delivery capability and assessment tools to make candidates more successful in achieving its clients' business requirements.
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

Index

Initiated in 2012 and extended into 2013, the Company took steps to accelerate its strategic initiatives with the announcement and implementation of the 2012 plan of reorganization ("2012 Plan"). The 2012 Plan is focused on:

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

Current Market Conditions
Economic conditions in most of the world's major markets remain mixed. Conditions in the U.S. continue to improve, but most markets in the Euro-zone remain weak. Lack of access to credit for small and medium sized businesses in Europe has limited investment and unemployment remains high. Slower growth in China has adversely affected the wider region, most notably in Australia. The aggregate effect of these conditions has reduced demand throughout the region and lowered demand for corporate hiring.
These uncertain conditions have lowered business confidence and led to more cautious hiring behavior for employers in many markets. This contributed to the Company’s third quarter 2013 revenue decline of 12.9% compared to the same period in 2012. If the current conditions persist, we may continue to experience diminished operating results and see a negative impact on our financial condition. We closely monitor the conditions in our markets and respond, as appropriate, to the environment in which we operate. At this time, we are unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for our services.
Financial Performance
The following is a summary of the highlights for the three and nine months ended September 30, 2013 and 2012. This summary should be considered in the context of the additional disclosures in this MD&A.

•
Revenue was $163.6 million for the three months ended September 30, 2013, compared to $187.9 million for the same period in 2012, a decrease of $24.3 million, or 12.9%. On a constant currency basis, the Company's revenue decreased $18.2 million, or 10.0% . Of this decrease, $11.0 million was in contracting revenue (down 8.0% compared to the same period in 2012) and $5.1 million was in permanent recruitment revenue (down 15.1% compared to the same period in 2012).

Revenue was $500.6 million for the nine months ended September 30, 2013, compared to $593.3 million for the same period in 2012, a decrease of $92.7 million, or 15.6%. On a constant currency basis, the Company's revenue decreased $83.1 million, or 14.2% . Of this decrease, $51.2 million was in contracting revenue (down 11.8% compared to the same period in 2012) and $25.4 million was in permanent recruitment revenue (down 22.7% compared to the same period in 2012).

•
Gross margin was $55.8 million for the three months ended September 30, 2013, compared to $67.7 million for the same period in 2012, a decrease of $11.9 million, or 17.5%. On a constant currency basis, gross margin decreased $10.1 million, or 15.4%. Of this decrease, $5.2 million was in permanent recruitment gross margin (down 15.7% compared to the same period in 2012) and $3.2 million was in contracting gross margin (down 13.1% compared to the same period in 2012).

Gross margin was $173.0 million for the nine months ended September 30, 2013, compared to $217.9 million for the same period in 2012, a decrease of $45.0 million, or 20.6%. On a constant currency basis, gross margin decreased $42.4 million, or 19.7%. Of this decrease, $24.8 million was in permanent recruitment gross margin (down 22.6% compared to the same period in 2012) and $12.7 million was in contracting gross margin (down 16.5% compared to the same period in 2012).

Index

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) were $58.4 million for the three months ended September 30, 2013, compared to $65.5 million for the same period in 2012, a decrease of $7.1 million, or 10.8%. On a constant currency basis, SG&A and Non-Op decreased $5.7 million, or 8.8%. The decrease in SG&A and Non-Op offset approximately 55.8% of the decline in gross margin for the three months ended September 30, 2013. SG&A and Non-Op, as a percentage of revenue, was 35.7% for the three months ended September 30, 2013, compared to 35.2% for the same period in 2012.

SG&A and Non-Op were $182.8 million for the nine months ended September 30, 2013, compared to $213.9 million for the same period in 2012, a decrease of $31.0 million, or 14.5%. On a constant currency basis, SG&A and Non-Op decreased $29.2 million, or 13.8%. The decrease in SG&A and Non-Op offset approximately 68.9% of the decline in gross margin for the nine months ended September 30, 2013. SG&A and Non-Op, as a percentage of revenue, was 36.5% for the nine months ended September 30, 2013, compared to 36.3% for the same period in 2012.

•
Business reorganization expenses were $0.7 million for the three months ended September 30, 2013, compared to $1.5 million for the same period in 2012, a decrease of $0.8 million on both a reported and constant currency basis.

Business reorganization expenses were $4.0 million for the nine months ended September 30, 2013, compared to $7.6 million for the same period in 2012, a decrease of $3.6 million on both a reported and constant currency basis.

•
EBITDA loss was $3.3 million for the three months ended September 30, 2013, a decrease in EBITDA of $4.0 million compared to EBITDA of $0.7 million for the same period in 2012. On a constant currency basis, EBITDA decreased $3.7 million.

EBITDA loss was $13.8 million for the nine months ended September 30, 2013, an increase of $10.3 million compared to EBITDA loss of $3.5 million for the same period in 2012. On a constant currency basis, EBITDA loss increased $9.7 million.

•	Net loss was $5.0 million for the three months ended September 30, 2013, compared to $2.2 million for the same period in 2012. On a constant currency basis, net loss increased $2.8 million.
Net loss was $19.1 million for the nine months ended September 30, 2013, compared to $5.0 million for the same period in 2012. On a constant currency basis, net loss increased $13.7 million.

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012			2013	2012
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Hudson Americas	$34,842	$39,102	$(27)	$39,075	$109,391	$129,758	$(39)	$129,719
Hudson Asia Pacific	58,274	73,437	(6,452)	66,985	177,344	224,627	(8,245)	216,382
Hudson Europe	70,471	75,334	348	75,682	213,889	238,916	(1,343)	237,573
Total	$163,587	$187,873	$(6,131)	$181,742	$500,624	$593,301	$(9,627)	$583,674
Gross margin:
Hudson Americas	$9,073	$9,587	$(26)	$9,561	$26,462	$33,776	$(37)	$33,739
Hudson Asia Pacific	21,348	29,852	(2,157)	27,695	67,117	91,067	(2,706)	88,361
Hudson Europe	25,375	28,227	460	28,687	79,397	93,099	214	93,313
Total	$55,796	$67,666	$(1,723)	$65,943	$172,976	$217,942	$(2,529)	$215,413
SG&A and Non-Op (a):
Hudson Americas	$8,210	$9,692	$(15)	$9,677	$25,849	$32,838	$(20)	$32,818
Hudson Asia Pacific	21,446	26,272	(2,051)	24,221	67,715	85,770	(2,298)	83,472
Hudson Europe	25,876	29,345	625	29,970	83,138	93,763	506	94,269
Corporate	2,851	174	(1)	173	6,117	1,484	1	1,485
Total	$58,383	$65,483	$(1,442)	$64,041	$182,819	$213,855	$(1,811)	$212,044
Business reorganization expenses:
Hudson Americas	$208	$282	$—	$282	$516	$1,051	$—	$1,051
Hudson Asia Pacific	—	190	13	203	102	1,264	(61)	1,203
Hudson Europe	152	1,048	(10)	1,038	2,579	4,917	31	4,948
Corporate	368	—	—	—	762	319	—	319
Total	$728	$1,520	$3	$1,523	$3,959	$7,551	$(30)	$7,521
Operating income (loss):
Hudson Americas	$843	$221	$(16)	$205	$1,212	$1,583	$(23)	$1,560
Hudson Asia Pacific	(1,217)	3,746	(205)	3,541	(2,690)	6,521	(414)	6,107
Hudson Europe	(78)	(791)	(86)	(877)	(3,355)	(1,520)	(221)	(1,741)
Corporate	(4,688)	(4,776)	—	(4,776)	(13,714)	(15,051)	—	(15,051)
Total	$(5,140)	$(1,600)	$(307)	$(1,907)	$(18,547)	$(8,467)	$(658)	$(9,125)
Net income (loss), consolidated	$(5,047)	$(2,165)	$(129)	$(2,294)	$(19,099)	$(4,992)	$(438)	$(5,430)
EBITDA (loss) (b):
Hudson Americas	$654	$(389)	$(10)	$(399)	$94	$(122)	$(17)	$(139)
Hudson Asia Pacific	(125)	3,388	(119)	3,269	(772)	4,017	(345)	3,672
Hudson Europe	(625)	(2,165)	(153)	(2,318)	(6,234)	(5,556)	(325)	(5,881)
Corporate	(3,219)	(171)	(1)	(172)	(6,890)	(1,803)	(1)	(1,804)
Total	$(3,315)	$663	$(283)	$380	$(13,802)	$(3,464)	$(688)	$(4,152)

Index

(a)
SG&A and Non-Op is a measure that management uses to evaluate the segments’ expenses, which include the following captions on the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss): Selling, general and administrative expenses; and other income (expense), net. Corporate management service allocations are included in the segments’ other income (expense).

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2013	2012	2013	2012
Net income (loss)	$(5,047)	$(2,165)	$(19,099)	$(4,992)
Adjustments to net income (loss)
Provision for (benefit from) income taxes	45	995	6	(3,770)
Interest expense, net	158	161	458	510
Depreciation and amortization expense	1,529	1,672	4,833	4,788
Total adjustments from net income (loss) to EBITDA (loss)	1,732	2,828	5,297	1,528
EBITDA (loss)	$(3,315)	$663	$(13,802)	$(3,464)

Index

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin as a percentage of revenue for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012			2013	2012
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Revenue:
Hudson Americas	$32,326	$36,611	$—	$36,611	$102,407	$120,064	$—	$120,064
Hudson Asia Pacific	41,690	50,243	(4,958)	45,285	125,107	153,303	(6,343)	146,960
Hudson Europe	52,305	55,564	(129)	55,435	155,643	169,117	(1,782)	167,335
Total	$126,321	$142,418	$(5,087)	$137,331	$383,157	$442,484	$(8,125)	$434,359
Gross margin:
Hudson Americas	$6,629	$7,207	$—	$7,207	$19,690	$24,415	$—	$24,415
Hudson Asia Pacific	5,749	8,026	(789)	7,237	18,102	24,076	(1,001)	23,075
Hudson Europe	8,681	9,766	11	9,777	26,120	29,318	(227)	29,091
Total	$21,059	$24,999	$(778)	$24,221	$63,912	$77,809	$(1,228)	$76,581
Gross margin as a percentage of revenue:
Hudson Americas	20.51%	19.69%	N/A	19.69%	19.23%	20.33%	N/A	20.33%
Hudson Asia Pacific	13.79%	15.97%	N/A	15.98%	14.47%	15.70%	N/A	15.70%
Hudson Europe	16.60%	17.58%	N/A	17.64%	16.78%	17.34%	N/A	17.38%
Total	16.67%	17.55%	N/A	17.64%	16.68%	17.58%	N/A	17.63%

(a)
Temporary contracting gross margin and gross margin as a percentage of revenue are shown to provide additional information regarding the Company’s ability to manage its cost structure and to provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from that of other companies. See Note 4 to the Condensed Consolidated Financial Statements for direct costs and gross margin information.

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Revenue	$34.8	$39.1	$(4.3)	(10.9)%	$109.4	$129.8	$(20.4)	(15.7)%

For the three months ended September 30, 2013, contracting revenue decreased $4.3 million, or 11.7%, as compared to the same period in 2012. Permanent recruitment revenue remained flat for the three months ended September 30, 2013. For the nine months ended September 30, 2013, contracting and permanent recruitment revenue decreased $17.7 million, or 14.7%, and $2.7 million, or 28.0%, respectively, as compared to the same period in 2012.

For the three months ended September 30, 2013, the decline in contracting revenue was divided nearly evenly between Legal and Information Technology ("IT"). For the nine months ended September 30, 2013, the vast majority of the decline in contracting revenue was in Legal. The decline in Legal for both the three month and nine month periods resulted principally from continued economic pressure on our corporate clients to reduce spending in legal matters. In addition, lower than normal M&A activities and government regulatory requests has reduced case volume. The decline in IT revenue resulted from the Company's exit from unprofitable markets and budget reductions at certain larger clients. For the three months ended September 30, 2013, permanent recruitment revenue was flat as compared to the same period in 2012.
Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Gross margin	$9.1	$9.6	$(0.5)	(5.4)%	$26.5	$33.8	$(7.3)	(21.7)%
Gross margin as a percentage of revenue	26.0%	24.5%	N/A	N/A	24.2%	26.0%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	20.5%	19.7%	N/A	N/A	19.2%	20.3%	N/A	N/A

For the three months ended September 30, 2013, contracting gross margin decreased $0.6 million, or 8.0%, as compared to the same period in 2012. For the nine months ended September 30, 2013, contracting and permanent recruitment gross margin decreased $4.7 million, or 19.4%, and $2.6 million, or 27.7%, respectively, as compared to the same period in 2012. The changes in contracting and permanent recruitment gross margin for the three and nine months ended September 30, 2013 were attributable to the same factors as described above for revenue.

Index

For the three months ended September 30, 2013, contracting gross margin as a percentage of revenue was 20.5%, as compared to 19.7% for the same period in 2012. The improvement resulted principally from more efficient utilization of Legal professionals and strategic partner income. For the nine months ended September 30, 2013, contracting gross margin as a percentage of revenue was 19.2%, as compared to 20.3% for the same period in 2012. The decrease in contracting gross margin as a percentage of revenue resulted from lower volumes relative to fixed direct costs.

For the three months ended September 30, 2013, total gross margin as a percentage of revenue was 26.0%, as compared to 24.5% for the same period in 2012. The improvement was principally due to higher proportional permanent recruitment revenue. For the nine months ended September 30, 2013, total gross margin as a percentage of revenue decreased to 24.2%, as compared to 26.0% for the same period in 2012. The decrease was attributable principally to the decline in permanent recruitment gross margin.
Selling, General and Administrative Expenses and Non-Operating Income (Expense) (“SG&A and Non-Op”)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
SG&A and Non-Op	$8.2	$9.7	$(1.5)	(15.3)%	$25.8	$32.8	$(7.0)	(21.3)%
SG&A and Non-Op as a percentage of revenue	23.6%	24.8%	N/A	N/A	23.6%	25.3%	N/A	N/A

Actions taken to streamline business processes, lower gross margin-related compensation and reduced corporate management fees resulted in lower SG&A and Non-Op for the three and nine months ended September 30, 2013 as compared to the same period in 2012. The lower SG&A and Non-Op expenses offset the entire decline in gross margin for both the three and nine months ended September 30, 2013.

For the three months ended September 30, 2013, SG&A and Non-Op, as a percentage of revenue, was 23.6%, as compared to 24.8% for the same period in 2012. For the nine months ended September 30, 2013, SG&A and Non-Op, as a percentage of revenue, was 23.6%, as compared to 25.3% for the same period in 2012. The improvements in SG&A and Non-Op, as a percentage of revenue, for the three and nine months ended September 30, 2013 were due principally to the actions described above.

Business Reorganization Expenses

For the three and nine months ended September 30, 2013, business reorganization expenses were $0.2 million and $0.5 million, respectively, as compared to $0.3 million and $1.1 million, respectively, for the same periods in 2012. The business reorganization expenses incurred in the current year periods were primarily related to employee termination costs in connection with the Company's effort to streamline business processes.

Index

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Operating income:	$0.8	$0.2	$0.6	(a)	$1.2	$1.6	$(0.4)	(23.4)%
EBITDA (loss)	$0.7	$(0.4)	$1.0	(a)	$0.1	$(0.1)	$0.2	(a)
EBITDA (loss) as a percentage of revenue	1.9%	(1.0)%	N/A	N/A	0.1%	(0.1)%	N/A	N/A

(a)	Information is not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended September 30, 2013, EBITDA was $0.7 million, or 1.9% of revenue, as compared to EBITDA loss of $0.4 million, or 1.0% of revenue, for the same period in 2012. For the nine months ended September 30, 2013, EBITDA was $0.1 million, or 0.1% of revenue, as compared to EBITDA loss of $0.1 million, or 0.1% of revenue, for the same period in 2012. The improvements in EBITDA for the three and nine months ended September 30, 2013 reflected the benefits from the Company's effort to streamline business processes and reduce costs.
For the three months ended September 30, 2013, operating income was $0.8 million, as compared to $0.2 million for the same period in 2012. For the nine months ended September 30, 2013, operating income was $1.2 million, as compared to $1.6 million for the same period in 2012. The differences between operating income and EBITDA (loss) for the three and nine months ended September 30, 2013 were principally due to corporate management fees and depreciation.
Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Revenue	$58.3	$67.0	$(8.7)	(13.0)%	$177.3	$216.4	$(39.0)	(18.0)%

For the three months ended September 30, 2013, contracting and permanent recruitment revenue decreased $3.6 million and $4.5 million, or 7.9% and 25.5%, respectively, as compared to the same period in 2012. For the nine months ended September 30, 2013, contracting and permanent recruitment revenue decreased $21.9 million and $15.2 million, or 14.9% and 27.0%, respectively, as compared to the same period in 2012.

For the three months ended September 30, 2013, contracting and permanent recruitment revenue in Australia declined $3.5 million and $3.3 million, or 9.7% and 36.4%, respectively, as compared to the same period in 2012. In Asia, revenue decreased $1.4 million, or 16.5%, for the three months ended September 30, 2013, as compared to the same period in 2012. The decline in revenue occurred in China and Singapore, partially offset by an increase in contracting revenue in Hong Kong.

For the nine months ended September 30, 2013, contracting and permanent recruitment revenue in Australia declined $22.0 million and $9.0 million, or 18.1% and 29.9%, respectively, as compared to the same period in 2012. In Asia, revenue decreased $5.2 million, or 20.7%, for the nine months ended September 30, 2013, as compared to the same period in 2012. The decline in revenue occurred in China and Singapore, partially offset by an increase in contracting revenue in Hong Kong.

In Australia, the decline in both contracting and permanent recruitment revenue for the three and nine months ended September 30, 2013 resulted from a weakening Australian economy. In Asia, conditions began to stabilize as third quarter revenue increased sequentially over the second quarter and overcame the normal seasonal trend.

Index

Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Gross margin	$21.3	$27.7	$(6.3)	(22.9)%	$67.1	$88.4	$(21.2)	(24.0)%
Gross margin as a percentage of revenue	36.6%	41.3%	N/A	N/A	37.8%	40.8%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	13.8%	16.0%	N/A	N/A	14.5%	15.7%	N/A	N/A

For the three months ended September 30, 2013, permanent recruitment and contracting gross margin decreased $4.5 million and $1.5 million, or 25.6% and 20.6%, respectively, as compared to the same period in 2012. For the nine months ended September 30, 2013, permanent recruitment and contracting gross margin decreased $15.2 million and $5.0 million, or 27.2% and 21.6%, respectively, as compared to the same period in 2012. The changes in permanent recruitment and contracting gross margin for the three and nine months ended September 30, 2013 were attributable to the same factors as described above for revenue.

For the three months ended September 30, 2013, contracting gross margin as a percentage of revenue was 13.8%, as compared to 16.0% for the same period in 2012. For the nine months ended September 30, 2013, contracting gross margin as a percentage of revenue was 14.5%, as compared to 15.7% for the same period in 2012. The changes in contracting gross margin percentage for the three and nine months ended September 30, 2013 resulted primarily from a shift in mix to lower margin, high volume RPO business.

Total gross margin as a percentage of revenue was 36.6% for the three months ended September 30, 2013, as compared to 41.3% for the same period in 2012. For the nine months ended September 30, 2013, total gross margin as a percentage of revenue was 37.8%, as compared to 40.8% for the same period in 2012. The declines in total gross margin as a percentage of revenue for the three and nine months ended September 30, 2013 resulted from the greater decline in permanent recruitment gross margin.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$21.4	$24.2	$(2.8)	(11.5)%	$67.7	$83.5	$(15.8)	(18.9)%
SG&A and Non-Op as a percentage of revenue	36.8%	36.2%	N/A	N/A	38.2%	38.6%	N/A	N/A

Lower commissions paid as a result of decrease in gross margin, decreased headcount and reduced corporate management fees resulted in an overall decrease in SG&A and Non-Op for the three and nine months ended September 30, 2013 as compared to the same periods in 2012. The decreases in SG&A and Non-Op offset approximately 43.7% and 74.2% of the declines in gross margin for the three and nine months ended September 30, 2013, respectively.

Index

For the three months ended September 30, 2013, SG&A and Non-Op, as a percentage of revenue, was 36.8%, remained essentially flat as compared to 36.2% for the same period in 2012. For the nine months ended September 30, 2013, SG&A and Non-Op, as a percentage of revenue, was 38.2%, remained essentially flat as compared to 38.6% for the same period in 2012.

Business Reorganization Expenses

For the three months ended September 30, 2013, business reorganization expenses were nil, as compared to $0.2 million for the same period in 2012. For the nine months ended September 30, 2013, business reorganization expenses were $0.1 million, as compared to $1.2 million for the same period in 2012.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Operating income (loss):	$(1.2)	$3.5	$(4.8)	(a)	$(2.7)	$6.1	$(8.8)	(a)
EBITDA (loss)	$(0.1)	$3.3	$(3.4)	(a)	$(0.8)	$3.7	$(4.4)	(a)
EBITDA (loss) as a percentage of revenue	(0.2)%	4.9%	N/A	N/A	(0.4)%	1.7%	N/A	N/A

(a)	Information is not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended September 30, 2013, EBITDA loss was $0.1 million, or 0.2% of revenue, as compared to EBITDA of $3.3 million, or 4.9% of revenue, for the same period in 2012. For the nine months ended September 30, 2013, EBITDA loss was $0.8 million, or 0.4% of revenue, as compared to EBITDA of $3.7 million, or 1.7% of revenue, for the same period in 2012. The decreases in EBITDA for the three and nine months ended September 30, 2013 were principally due to the declines in gross margin during each period.
For the three months ended September 30, 2013, operating loss was $1.2 million, as compared to operating income of $3.5 million for the same period in 2012. For the nine months ended September 30, 2013, operating loss was $2.7 million, as compared to operating income of $6.1 million for the same period in 2012. The differences between operating income (loss) and EBITDA (loss) for the three and nine months ended September 30, 2013 were principally due to corporate management fees and depreciation.
Hudson Europe (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Revenue	$70.5	$75.7	$(5.2)	(6.9)%	$213.9	$237.6	$(23.7)	(10.0)%

For the three months ended September 30, 2013, contracting, permanent recruitment and talent management revenue decreased $3.1 million, $0.6 million and $0.9 million, or 5.6%, 4.7% and 16.9%, respectively, as compared to the same period in 2012. For the nine months ended September 30, 2013, contracting, permanent recruitment and talent management revenue decreased $11.7 million, $7.5 million and $3.5 million, or 7.0%, 16.3% and 16.1%, respectively, as compared to the same period in 2012.

Index

In the U.K., total revenue was approximately $47.5 million for the three months ended September 30, 2013, as compared to $51.2 million for the same period in 2012, a decrease of $3.6 million, or 7.1%. For the nine months ended September 30, 2013, total revenue was approximately $140.3 million, as compared to $154.5 million for the same period in 2012, a decrease of $14.2 million, or 9.2%. Contracting and permanent recruitment revenue declined $3.4 million and $0.4 million, or 7.8% and 5.2%, respectively, for the three months ended September 30, 2013, as compared to the same period in 2012. For the nine months ended September 30, 2013, contracting and permanent recruitment revenue declined $10.7 million and $2.5 million, or 8.3% and 11.0%, respectively. Sequentially, total revenue increased approximately 4% in the third quarter of 2013 compared to the second quarter of 2013, led by strength in the public sector, and overcame the normal seasonal trend.

In Continental Europe, total revenue was approximately $23.0 million for the three months ended September 30, 2013, as compared to $24.6 million for the same period in 2012, a decrease of $1.6 million, or 6.4%. Permanent recruitment and talent management revenue decreased $0.3 million and $1.1 million, or 4.6% and 20.9%, respectively, while contracting revenue remained essentially flat compared to the same period in 2012. Sequentially, the seasonal revenue decline in the third quarter of 2013 from the second quarter of 2013 was nearly half of that for the same period in 2012. For the nine months ended September 30, 2013, total revenue in Continental Europe was $73.8 million, as compared to $83.4 million for the same period in 2012, a decrease of $9.6 million, or 11.5%. Permanent recruitment, talent management and contracting revenue decreased $4.9 million, $2.8 million and $1.0 million, or 21.0%, 14.7% and 2.5%, respectively, compared to the same period in 2012. For both periods, approximately half of the decline in permanent recruitment and nearly all of the decline in talent management and contracting revenue occurred in Belgium, where a weaker economy has resulted in delayed client projects, less government spending and reluctance on the part of candidates to switch roles. The remainder of the decline in permanent recruitment revenue occurred primarily in France.
Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Gross margin	$25.4	$28.7	$(3.3)	(11.5)%	$79.4	$93.3	$(13.9)	(14.9)%
Gross margin as a percentage of revenue	36.0%	37.9%	N/A	N/A	37.1%	39.3%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	16.6%	17.6%	N/A	N/A	16.8%	17.4%	N/A	N/A

For the three months ended September 30, 2013, permanent recruitment, contracting and talent management gross margin decreased $0.8 million, $1.1 million and $1.1 million, or 6.2%, 11.2% and 20.9%, respectively, as compared to the same period in 2012. For the nine months ended September 30, 2013, permanent recruitment, talent management and contracting gross margin decreased $7.0 million, $3.3 million and $3.0 million, or 15.9%, 17.3% and 10.2%, respectively, as compared to the same period in 2012.

In the U.K., permanent recruitment and contracting gross margin decreased $0.4 million and $1.4 million, or 5.5% and 19.3%, respectively, for the three months ended September 30, 2013 as compared to the same period in 2012. For the nine months ended September 30, 2013, permanent recruitment and contracting gross margin in the U.K. decreased $2.0 million and $2.6 million, or 9.3% and 12.6%, respectively, as compared to the same period in 2012. The decreases in permanent recruitment and contracting gross margin for the three and nine months ended September 30, 2013 were attributable to the same factors as described above for revenue.

Index

In Continental Europe, permanent recruitment and talent management gross margin decreased $0.4 million and $1.1 million, or 6.9% and 22.8%, respectively, for the three months ended September 30, 2013, as compared to the same period in 2012. For the nine months ended September 30, 2013, permanent recruitment and talent management gross margin in Continental Europe decreased $4.9 million and $2.8 million, or 21.3% and 15.9%, respectively, as compared to the same period in 2012. The changes in permanent recruitment and talent management gross margin for the three and nine months ended September 30, 2013 were attributable to the same factors as described above for revenue.

In Europe, contracting gross margin as a percentage of revenue was 16.6% for the three months ended September 30, 2013, as compared to 17.6% for the same period in 2012. For the nine months ended September 30, 2013, contracting gross margin as a percentage of revenue in Europe was 16.8%, as compared to 17.4% for the same period in 2012. The declines in contracting gross margin as a percentage of revenue for the three and nine months ended September 30, 2013 were attributable to a lower proportion of high margin transactional projects.

Total gross margin as a percentage of revenue was 36.0% for the three months ended September 30, 2013, as compared to 37.9% for the same period in 2012. For the nine months ended September 30, 2013, total gross margin as a percentage of revenue was 37.1%, as compared to 39.3% for the same period in 2012. The changes in total gross margin as a percentage of revenue for the three and nine months ended September 30, 2013 were primarily attributable to a lower proportion of permanent recruitment and talent management gross margin during each period.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$25.9	$30.0	$(4.1)	(13.7)%	$83.1	$94.3	$(11.1)	(11.8)%
SG&A and Non-Op as a percentage of revenue	36.7%	39.6%	N/A	N/A	38.9%	39.7%	N/A	N/A

Actions taken to streamline business processes, lower gross margin-related compensation and reduced corporate management fees resulted in lower SG&A and Non-Op expenses for the three and nine months ended September 30, 2013 as compared to the same periods in 2012.

For the three months ended September 30, 2013, SG&A and Non-Op, as a percentage of revenue, was 36.7%, as compared to 39.6% for the same period in 2012. For the nine months ended September 30, 2013, SG&A and Non-Op, as a percentage of revenue, was 38.9%, as compared to 39.7% for the same period in 2012. The decreases in SG&A and Non-Op, as a percentage of revenue, for the three and nine months ended September 30, 2013 were primarily due to the streamlining of business practices and tighter cost control.

Business Reorganization Expenses

For the three months ended September 30, 2013, business reorganization expenses were $0.2 million, as compared to $1.0 million for the same period in 2012. For the nine months ended September 30, 2013, business reorganization expenses were $2.6 million, as compared to $4.9 million for the same period in 2012. Business reorganization expenses in the current year periods were attributable to employee termination benefits in France, Spain and Belgium and payments for exiting office space in France.

Index

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in amount	Change in %	2013	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Operating loss:	$(0.1)	$(0.9)	$0.8	(a)	$(3.4)	$(1.7)	$(1.6)	(a)
EBITDA (loss)	$(0.6)	$(2.3)	$1.7	(a)	$(6.2)	$(5.9)	$(0.4)	(6.0)%
EBITDA (loss) as a percentage of revenue	(0.9)%	(3.1)%	N/A	N/A	(2.9)%	(2.5)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.

For the three months ended September 30, 2013, EBITDA loss was $0.6 million, or 0.9% of revenue, as compared to $2.3 million, or 3.1% of revenue, for the same period in 2012. For the nine months ended September 30, 2013, EBITDA loss was $6.2 million, or 2.9% of revenue, as compared to $5.9 million, or 2.5% of revenue, for the same period in 2012. The improvement in EBITDA for the three months ended September 30, 2013, as compared to the same period in 2012 reflected the benefits from the Company's effort to streamline business processes and reduce costs. For nine months ended September 30, 2013, the increase in EBITDA loss were principally due to the declines in gross margin.
For the three months ended September 30, 2013, operating loss was $0.1 million, as compared to $0.9 million for the same period in 2012. For the nine months ended September 30, 2013, operating loss was $3.4 million, as compared to $1.7 million for the same period in 2012. The differences between operating loss and EBITDA loss for the three and nine months ended September 30, 2013 were principally due to corporate management fees and depreciation.
The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $2.9 million for the three months ended September 30, 2013, as compared to $0.2 million for the same period in 2012, an increase of $2.7 million. For the nine months ended September 30, 2013, corporate expenses were $6.1 million, as compared to $1.5 million for the same period in 2012, an increase of $4.6 million. The increases for the three and nine months ended September 30, 2013 were due to lower corporate management fee allocations. For the nine months ended September 30, 2013, gross corporate expenses before allocation decreased by $1.2 million, or 8.7%, as compared to the same period in 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.5 million for the three months ended September 30, 2013, as compared to $1.7 million for the same period in 2012, a decrease of less than $0.2 million, or 8.6%. For the nine months ended September 30, 2013, depreciation and amortization expense was $4.8 million and remained flat as compared to $4.7 million for the same period in 2012.

Interest Expense, Net of Interest Income

Interest expense remained flat and was less than $0.2 million and $0.5 million for the three and nine months ended September 30, 2013 and 2012, respectively.

Index

Provision for (Benefit from) Income Taxes

The provision from income taxes for the nine months ended September 30, 2013 was less than $0.1 million on $19.1 million of pre-tax loss, as compared to an income tax benefit of $3.8 million on $8.8 million of pre-tax loss for the same period in 2012. The effective tax rate for the nine months ended September 30, 2013 was essentially 0.0%, as compared to 43.0% for the same period in 2012.
The change in the Company's effective tax rate for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to the Company's inability to benefit from losses in certain foreign jurisdictions in the current year period. The effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to the Company's inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, withholding taxes, non-deductible expenses, foreign tax rates that vary from that in the U.S. and a reduction of FIN 48 liabilities in the 2012 period in connection with a state tax settlement with the Commonwealth of Pennsylvania.

Net Income (Loss)

Net loss was $5.0 million for the three months ended September 30, 2013, as compared to $2.2 million for the same period in 2012, an increase in net loss of $2.9 million. Basic and diluted loss per share were $0.15 for the three months ended September 30, 2013, as compared to basic and diluted earnings per share of $0.07 for the same period in 2012.

Net loss was $19.1 million for the nine months ended September 30, 2013, as compared to $5.0 million for the same period in 2012, an increase in net loss of $14.1 million. Basic and diluted loss per share were $0.59 for the nine months ended September 30, 2013, as compared to $0.16 for the same period in 2012.

Index

Liquidity and Capital Resources
As of September 30, 2013, cash and cash equivalents totaled $33.2 million, as compared to $38.7 million as of December 31, 2012. The following table summarizes the Company's cash flow activities for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
(In millions)	2013	2012
Net cash provided by (used in) operating activities	$(1.6)	$8.9
Net cash provided by (used in) investing activities	(2.2)	(7.8)
Net cash provided by (used in) financing activities	(0.8)	(4.1)
Effect of exchange rates on cash and cash equivalents	(0.8)	0.6
Net increase (decrease) in cash and cash equivalents	(5.4)	(2.4)

Cash Flows from Operating Activities
For the nine months ended September 30, 2013, net cash used in operating activities was $1.6 million, as compared to $8.9 million of net cash provided by operating activities for the same period in 2012, a decrease in net cash provided by operating activities of $10.5 million. The decrease in net cash provided by operating activities resulted principally from lower net income, offset partially by a slight improvement in working capital. For the three months ended September 30, 2013, cash flow from operating activities increased by $5.6 million.

Cash Flows from Investing Activities
For the nine months ended September 30, 2013, net cash used in investing activities was $2.2 million, as compared to net cash used in investing activities of $7.8 million for the same period in 2012, a decrease in net cash used in investing activities of $5.6 million. The decrease in net cash used in investing activities was principally related to the non-recurrence of landlord funded leasehold improvements in connection with a newly leased property in 2012.
Cash Flows from Financing Activities
For the nine months ended September 30, 2013, net cash used in financing activities was $0.8 million, compared to net cash used in financing activities of $4.1 million for the same period in 2012, a decrease in net cash used in financing activities of $3.3 million. The decrease in net cash used in financing activities was primarily attributable to lower borrowings by our Australia operations.
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

Index

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

The details of the Revolver Agreement as of September 30, 2013 were as follows:

(In millions)	September 30, 2013
Borrowing base	$28.4
Less: adjustments to the borrowing base
Minimum availability	(10.0)
Outstanding letters of credits	(1.6)
Adjusted borrowing base	16.8
Less: outstanding borrowing	—
Additional borrowing availability	$16.8
Interest rates on outstanding borrowing	5.00%

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

The Company was in compliance with all covenants under the Revolver Agreement as of September 30, 2013.

Index

Credit Agreement with Westpac Banking Corporation
On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a Facility Agreement, dated November 29, 2011 (the “Facility Agreement”), with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”). On September 30, 2013, we entered into a waiver letter (the “Waiver”) to waive a financial covenant under the Facility Agreement.
The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $18.6 million (AUD20 million) (“Tranche A”) for an Australian subsidiary of the Company, the availability under which facility is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2.9 million (NZD3.5 million) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $4.7 million (AUD5 million) (“Tranche C”) for the Australian subsidiary.
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
The details of the Facility Agreement as of September 30, 2013 were as follows:

(In millions)	September 30, 2013
Tranche A:
Borrowing capacity	$13.8
Less: outstanding borrowing	—
Additional borrowing availability	$13.8
Interest rates on outstanding borrowing	4.37%
Tranche B:
Borrowing capacity	$2.9
Less: outstanding borrowing	—
Additional borrowing availability	$2.9
Interest rates on outstanding borrowing	6.03%
Tranche C:
Borrowing capacity	$4.7
Less: outstanding borrowing	(2.7)
Additional borrowing availability	$2.0
Interest rates on outstanding borrowing	1.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $16.3 million (AUD17.5 million); (2) at all times, a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x for the trailing twelve-month period, except as provided under the Waiver, which reduces the minimum Fixed Charge Cover Ratio to 1.25x for the testing dates of September 30, 2013 and December 31, 2013 ; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all covenants under the Facility Agreement as of September 30, 2013.

Index

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, Singapore and Mainland China. As of September 30, 2013, the Netherlands subsidiary could borrow up to $2.2 million (€1.6 million) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary has a $1.4 million (€1 million) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one-month EURIBOR plus a margin, and were 2.63% as of September 30, 2013. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one-year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.8 million (SGD1 million) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus 1.75%, and it was 6.00% on September 30, 2013. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. In People’s Republic of China ("China"), the Company’s subsidiary can borrow up to $1 million for working capital purposes. Interest on borrowings under this overdraft facility is based on the China’s six-month rate plus 200 basis points, and it was 7.60% on September 30, 2013. This overdraft facility expires annually each September, but can be renewed for one-year periods at that time. There were no outstanding borrowings under the Belgium, the Netherlands, Singapore and China lending agreements as of September 30, 2013.
The average aggregate monthly outstanding borrowings under the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands, Singapore and China was $0.4 million for the nine months ended September 30, 2013. The weighted average interest rate on all outstanding borrowings as of September 30, 2013 was 2.63%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.
Liquidity Outlook
As of September 30, 2013, the Company had cash and cash equivalents on hand of $33.2 million supplemented by additional borrowing availability of $16.8 million under the Revolver Agreement, and $22.0 million of additional borrowing availability under the Facility Agreement and other lending arrangements in Belgium, the Netherlands, Singapore and China. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of September 30, 2013. The Company's near-term cash requirements during 2013 are primarily related to funding operations, restructuring actions and capital expenditures. For the full year 2013, the Company expects to make capital expenditures of approximately $3.0 million to $4.0 million, and payments in connection with the business reorganization plans of $5.0 million to $6.0 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.
As of September 30, 2013, $4.8 million of the Company's cash and cash equivalents noted above were held in the United States (U.S.) and the remainder were held internationally, primarily in the United Kingdom ($10.7 million), Australia ($7.8 million), and Mainland China ($3.4 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision.  In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds.  The Company has not provided for federal income or foreign withholding taxes on these undistributed foreign earnings.  The Company has not done so because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.
For the nine months ended September 30, 2013, the ongoing weakness in Europe and the slowing of other major economies continued to negatively impact the markets in which the Company operates. The Company believes that future external market conditions remain uncertain, particularly the access to credit, rates of near-term projected economic growth and levels of unemployment in the markets in which it operates. Due to these uncertain external market conditions, the Company cannot provide assurance that its actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company could be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination of those sources. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

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
The economic circumstances in the recent past have given rise to many news reports and bulletins from clients, tax authorities and other parties about changes in their procedures for audits, payment, plans to challenge existing contracts and other such matters aimed at being more aggressive in the resolution of such matters in their own favor. The Company believes that it has appropriate procedures in place for identifying and communicating any matters of this type, whether asserted or likely to be asserted, and it evaluates its liabilities in light of the prevailing circumstances. Changes in the behavior of third parties could cause the Company to change its view of the likelihood of a claim and what might constitute a trend. In the last twelve months, the Company has seen an increase in employee disputes arising from our business reorganization initiatives. Employment laws vary in the markets in which we operate, and in some cases, employees and former employees have extended periods during which they may bring claims against the Company. The Company is unable to determine if the recent rise in claims represents a trend.
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were not significant as of September 30, 2013. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11,  “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes" ("FASB ASC Topic 740"). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company does not expect that its adoption of this ASU will have a material impact on the Company's Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The Company does not expect that its adoption of ASU 2013-05 will have a material impact on the Company's Consolidated Financial Statements.
Critical Accounting Policies
See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 28, 2012 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended September 30, 2013.

Index

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions, that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) risks related to fluctuations in the Company’s operating results from quarter to quarter, (3) the ability of clients to terminate their relationship with the Company at any time, (4) competition in the Company’s markets, (5) risks associated with the Company’s investment strategy, (6) risks related to international operations, including foreign currency fluctuations, (7) the Company’s dependence on key management personnel, (8) the Company’s ability to attract and retain highly-skilled professionals, (9) the Company’s ability to collect its accounts receivable, (10) the negative cash flows and operating losses that the Company has experienced in recent periods and may experience from time to time in the future, (11) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (12) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (13) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (14) risks related to providing uninterrupted service to clients, (15) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, and current and former employees in connection with the Company's business reorganization initiatives and limits on related insurance coverage, (16) the Company’s ability to utilize net operating loss carry-forwards, (17) volatility of the Company’s stock price, (18) the impact of government regulations, and (19) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the nine months ended September 30, 2013, the Company earned approximately 85% of its gross margin outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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
As more fully described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has credit agreements with RBS Citizens Business Capital, Westpac Banking Corporation and other credit agreements with lenders in Belgium, the Netherlands, Singapore and People’s Republic of China. The Company does not hedge the interest risk on borrowings under the credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings in the current year, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

Index

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceeding that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
 As of September 30, 2013, there have not been any material changes to the information set forth in Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2013 - July 31, 2013 (b)	4,076	$2.50	—	$6,792,000
August 1, 2013 - August 31, 2013	—	$—	—	$6,792,000
September 1, 2013 - September 30, 2013	—	$—	—	$6,792,000
Total	4,076	$2.50	—	$6,792,000

(a)
On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. As of September 30, 2013, the Company had repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. Repurchases of common stock are restricted under the Company’s Revolver Agreement entered into on August 5, 2010, as amended on February 22, 2012, June 26, 2012 and December 31, 2012.

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

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ MANUEL MARQUEZ DORSCH
Manuel Marquez Dorsch
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated:	October 31, 2013
		By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated:	October 31, 2013

Index

HUDSON GLOBAL, INC.
FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description
4.1
Waiver Letter, dated September 30, 2013, among Hudson Global Resources (Aust) Pty Limited, Hudson Global Resources (NZ) Limited, Hudson Highland (APAC) Pty Limited, Westpac Banking Corporation and Westpac New Zealand Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated September 30, 2013 (File No. 0-50129)).

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
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the nine months ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.