Form 10-K
period 2013-12-31
Hudson Global, Inc.
filed 2014-02-27
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $81,327,000 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2013.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on January 31, 2014
Common Stock - $0.001 par value	33,289,445

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1.    BUSINESS
Hudson Global, Inc. (the “Company” or “Hudson”, “we”, “us” and “our”) provides highly specialized professional-level recruitment and related talent solutions worldwide. Core service offerings include Permanent Recruitment, Contract Consulting, Legal eDiscovery, Recruitment Process Outsourcing (“RPO”) and Talent Management solutions. Hudson has approximately 1,700 employees and operates in 20 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe.

For the year ended December 31, 2013, the amounts and percentage of the Company’s total gross margin from the three reportable segments were as follows:

	Gross Margin
	Amount	Percentage
Hudson Americas	$34,243	15%
Hudson Asia Pacific	87,161	38%
Hudson Europe	108,468	47%
Total	$229,872	100%

The Company's core service offerings include those services described below:

Permanent Recruitment: Offered on both a retained and contingent basis, Hudson's Permanent Recruitment services leverage the Company's more than 1,100 consultants, supported by the Company's psychologists and other scientific specialists in the development and delivery of its proprietary methods to identify, select and engage the best-fit talent for critical client roles.

Temporary Contracting: In Temporary Contracting, Hudson provides a range of project management, interim management and professional contract staffing services. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business need.

Legal eDiscovery: Hudson's Legal eDiscovery services comprise eDiscovery solutions, managed document review (encompassing logistical deployment, project management, process design and productivity management), contract attorney staffing and is included within temporary contracting services. The most comprehensive of these is Hudson's full-service eDiscovery solution, providing an integrated system of discovery management and review technology deployment for both corporate and law firm clients.

RPO: Hudson RPO delivers both permanent recruitment and temporary contracting outsourced recruitment solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. Hudson RPO's delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients' ongoing business needs. Hudson RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions and recruitment consulting.

Talent Management Solutions: Featuring embedded proprietary talent assessment and selection methodologies, Hudson's Talent Management Solutions capability encompasses services such as talent assessment (utilizing a variety of competency, attitude and experiential testing), interview training, executive coaching, employee development and outplacement.

CLIENTS

The Company's clients include small to large-sized corporations and government agencies. As of December 31, 2013, there were approximately 160 Hudson Americas clients, 1,100 Hudson Asia Pacific clients and 2,000 Hudson Europe clients. The business of the Company is not dependent upon either a single client or a limited number of clients. During 2013, no single client accounted for more than 10% of the Company's revenue. As of December 31, 2013, no single client accounted for more than 10% of the Company's outstanding accounts receivable.

EMPLOYEES

The Company employs approximately 1,700 people worldwide. In most jurisdictions, our employees are not represented by a labor union or covered by a collective bargaining agreement. The Company regards its relationships with its employees as satisfactory.

SALES AND MARKETING

The majority of Hudson's employees include approximately 1,100 client-facing consultants, who sell its portfolio of services to its existing client base of approximately 3,200 companies and to prospective client organizations. The Company's consultant population has deep expertise in specific functional areas and industry sectors, and provides broad-based recruitment and solution services based on the needs of the client. The Company serves several large multinational companies in its client base and its consultants are increasing partnering with colleagues around the world to sell its services across geographic boundaries.

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

Client's demand for our services may fluctuate widely with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment, which directly impact our service offerings. We have limited flexibility to reduce expenses during economic downturns due to some overhead costs that are fixed in the short-term. Furthermore, we may face increased pricing pressures during these periods. For example, in prior economic downturns, many employers in our operating regions reduced their overall workforce to reflect the slowing demand for their products and services.

We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.
We have announced a series of strategic initiatives, including our plan of reorganization that we initiated in 2012 and further implemented in 2013, with the objective of improving our long-term financial performance. The improvements in our long-term financial performance that we expect to achieve as a result of our strategic initiatives are based on certain assumptions we have made, which assumptions may prove to be incorrect. We cannot provide any assurance we will be able to successfully execute our strategic initiatives. Our failure to successfully execute our strategic initiatives could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We have had periods of negative cash flows and operating losses that may recur in the future.

We have experienced negative cash flows and reported operating and net losses in the past. For example, our cash flows from operations were negative during 2010 and we had operating and net losses for the years ended December 31, 2013 and 2012. We cannot provide any assurance that we will have positive cash flows or operating profitability in the future, particularly to the extent the global economy continues to recover slowly from the global economic downturn. If our revenue declines or if operating expenses exceed our expectations, we may not be profitable and may not generate positive operating cash flows.

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

We conduct operations in approximately 20 countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2013, approximately 86% of our gross margin was earned outside of the United States ("U.S"). Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

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

Our ability to reduce costs in line with our revenues is important for the improvement of our profitability. Efforts to improve our efficiency could be affected by several factors including turnover, client demands, market conditions, changes in laws, and availability of talent. If we fail to realize the expected benefits of these cost reduction initiatives, this could have an adverse effect on our financial condition and results of operations.

We rely on our information systems, and if we lose our information processing capabilities or fail to further develop our technology, our business could be adversely affected.

Our success depends in large part upon our ability to store, retrieve, process, and manage substantial amounts of information, including our client and candidate databases. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. If we are unable to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or if we experience any interruption or loss of our information processing capabilities, for any reason, this could adversely affect our business, financial condition and results of operations.

As we operate in an international environment, we are subject to greater cyber-security risks and incidents. Our business involves the storage and transmission of our candidates' personal information, our clients' job requirement preferences and confidential information used in our Legal eDiscovery practice. We also use mobile devices, social networking and other online activities to connect with our candidates, clients and business partners. While we have implemented measures to prevent security breaches and cyber incidents, our measures may not be effective and any security breaches or cyber incidents could adversely affect our business, financial condition and results of operations.

Our business depends on uninterrupted service to clients.

Our operations depend on our ability to protect our facilities, computer and telecommunication equipment and software systems against damage or interruption from fire, power loss, cyber attacks, sabotage, telecommunications interruption, weather conditions, natural disasters and other similar events such as Hurricane Sandy experienced in the Northeastern United States, the flooding experienced throughout Queensland, Australia and the major earthquake that occurred in Christchurch, New Zealand. Additionally, severe weather can cause our employees or contractors to miss work and interrupt delivery of our service, potentially resulting in a loss of revenue. While interruptions of these types that have occurred in the past have not caused material disruption, it is not possible to predict the type, severity or frequency of interruptions in the future or their impact on our business.

We may be exposed to employment-related claims, legal liability and costs from clients, employers and regulatory authorities that could adversely affect our business, financial condition or results of operations, and our insurance coverage may not cover all of our potential liability.

We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•	claims of misconduct or negligence on the part of our employees;

•	claims by our employees of discrimination or harassment directed at them, including claims relating to actions of our clients;

•	claims related to the employment of illegal aliens or unlicensed personnel;

•	claims for payment of workers' compensation and other similar claims;

•	claims for violations of wage and hour requirements;

•	claims for entitlement to employee benefits;

•	claims of errors and omissions of our temporary employees;

•	claims by taxing authorities related to our independent contractors and the risk that such contractors could be considered employees for tax purposes;

•	claims by candidates that we place for wrongful termination or denial of employment;

•	claims related to our non-compliance with data protection laws, which require the consent of a candidate to transfer resumes and other data; and

•	claims by our clients relating to our employees' misuse of client proprietary information, misappropriation of funds, other misconduct, criminal activity or similar claims.

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

It is possible that we may still incur liabilities associated with certain pre-spin off activities with Monster Worldwide, Inc. ("Monster"). Under the terms of our Distribution Agreement with Monster, these liabilities generally will continue to be retained by us. If these liabilities are significant, the retained liabilities could have a material adverse effect on our business, financial condition and results of operations. However, in some circumstances, we may have claims against Monster, and we will make a determination on a case by case basis.

Our ability to utilize net operating loss carry-forwards may be limited.

The Company has U.S. net operating loss carry-forwards (“NOLs”) that expire through 2033. Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. The Company has experienced ownership changes in the past. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. Federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

There may be volatility in our stock price.

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2013, the market price of our common stock reported on the NASDAQ Global Select Market ranged from a high of $4.90 to a low of $2.10. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market generally, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

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

Our certificate of incorporation and by-laws and the Delaware General Corporation Law contain several provisions that make it more difficult to acquire control of us in a transaction not approved by our Board of Directors, including transactions in which stockholders might otherwise receive a premium for their shares over then current prices, and that may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Our certificate of incorporation and by-laws include provisions:

•	dividing our Board of Directors into three classes to be elected on a staggered basis, one class each year;

•	authorizing our Board of Directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

•	requiring that stockholders provide advance notice of any stockholder nomination of directors or any of new business to be considered at any meeting of stockholders;

•	permitting removal of directors only for cause by a super-majority vote of our stockholders;

•	providing that vacancies on our Board of Directors will be filled by the remaining directors then in office;

•	requiring that a super-majority vote of our stockholders be obtained to amend or repeal specified provisions of our certificate of incorporation or by-laws; and

•	eliminating the right of stockholders to call a special meeting of stockholders or take action by written consent without a meeting of stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

All of the Company's operating offices are located in leased premises. Our principal executive office is located at 560 Lexington Avenue, New York, New York, where we occupy space under a lease expiring in March 2017.

Hudson Americas maintains 13 leased locations with approximately 132,000 aggregate square feet, which include 2 leased locations with space of approximately 60,000 aggregate square feet, which are shared between the Hudson Americas and corporate functions. Hudson Asia Pacific maintains 16 leased locations with approximately 178,000 aggregate square feet. Hudson Europe maintains 32 leased locations with approximately 241,000 aggregate square feet. All leased space is considered to be adequate for the operation of its business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of February 24, 2014, regarding the executive officers of Hudson Global, Inc.:

Name	Age	Title
Manuel Marquez Dorsch	55	Chairman and Chief Executive Officer
Stephen A. Nolan	53	Executive Vice President and Chief Financial Officer
Latham Williams	61	Senior Vice President, Legal Affairs and Administration, Corporate Secretary
Frank P. Lanuto	51	Senior Vice President, Controller and Chief Accounting Officer
Neil J. Funk	62	Vice President, Internal Audit

The following biographies describe the business experience of our executive officers:

Manuel Marquez Dorsch has served as Chairman and Chief Executive Officer since 2011, with overall responsibility for the Company's growth strategy, operational execution and performance. Mr. Marquez has over 20 years of experience in senior leadership positions. Most recently, from 2007 to 2010, he was the chief executive officer of Amper S.A., a leading defense, homeland security and telecom services company in Spain with approximately 1,200 employees. Prior to joining Amper, Mr. Marquez spent 15 years in the recruitment industry with Spencer Stuart, an international leader in executive search consulting services. He joined Spencer Stuart in 1991 and co-founded one of the firm's first specialized industry practices, High Technology. In 1995, he was asked to lead the European Telecommunications Practice. From 1997 to 2000, he was the Managing Partner responsible for the Spanish market. From 2000 to 2005, he was a member of the global executive team of Spencer Stuart responsible for the firm's operations in Europe, India and South Africa. Mr. Marquez began his professional career at IBM in 1981. He later joined Digital Equipment Corporation in 1989, as marketing and sales director for its Spanish subsidiary.
Stephen A. Nolan has served as Executive Vice President and Chief Financial Officer since May 30, 2013, with overall responsibility for the Company's accounting, finance, treasury and related risk management functions. Mr. Nolan has more than 30 years of experience in finance, operations and strategic planning. From 2004 to 2012, he served as the Chief Financial Officer at Adecco Group North America, a $5 billion staffing and human capital division of the global workforce solutions company, Adecco S.A. Previously, Mr. Nolan served as Chief Financial Officer North America for DHL Global Forwarding from 2001 until 2004. Prior to that, he served in a variety of finance and strategic development roles, including 15 years at Reckitt Benckiser Inc., a global household, health and personal care products company. Mr. Nolan is a Chartered Accountant and began his career as Audit Senior with PricewaterhouseCoopers in Ireland.
Latham Williams has served as Senior Vice President, Legal Affairs and Administration, Corporate Secretary since 2007. Prior to that, Mr. Williams served as Vice President, Legal Affairs and Administration, Corporate Secretary since joining the Company in 2003. Prior to joining the Company, Mr. Williams was a Partner, Leader Diversity Practice Group and Co-Leader Global Legal Practice in Monster's executive search division. Prior to joining Monster in 2001, Mr. Williams was an equity partner with the international law firm of Sidley Austin LLP from 1993 to 2000, specializing in health care joint ventures, mergers and acquisitions. Before joining Sidley Austin, Mr. Williams was an equity partner in the Chicago-based law firm of Gardner, Carton & Douglas (now, Drinker Biddle) and was with the firm from 1981 to 1993.

Frank P. Lanuto has served as Senior Vice President, Controller and Chief Accounting Officer since2009. Prior to that, Mr. Lanuto served as Vice President and Corporate Controller since he joined the Company in 2008. Prior to joining the Company, Mr. Lanuto served as Executive Vice President and Chief Financial Officer of Initiative Media Worldwide, a subsidiary of The Interpublic Group of Companies. Inc., from 2005 to 2008. Prior to that, Mr. Lanuto served as Chief Financial Officer of Publicis Healthcare Communications, from 2003 to 2005. Prior to that, he served as Executive Vice President, Corporate Finance of Bcom3 Group, Inc. from 2001 to 2003 and Senior Vice President and Director, Group Financial Reporting of Bcom3 Group from 2000 to 2001. Mr. Lanuto served in various positions for Omnicom Group Inc. from 1993 to 2000, including Chief Operating Officer and Chief Financial Officer of its Rapp Collins Worldwide (New York office) business.

Neil J. Funk has served as Vice President, Internal Audit since joining the Company in 2003. Prior to joining the Company, Mr. Funk was a Senior Manager at Deloitte & Touche LLP, a multi-national auditing and consulting firm, from 2000 until 2003. During 2000, before joining Deloitte & Touche, Mr. Funk was with Prudential Financial, Inc., a large insurance company, specializing in personal financial planning during 2000. Before joining Prudential Financial, Inc., Mr. Funk was District Audit Manager for PRG-Schultz, Inc., a recovery audit company, based in Atlanta, Georgia from 1997 until 2000.

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any of our directors or executive officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company's common stock was listed for trading on the NASDAQ Global Select Market during 2013 under the symbol "HSON." On January 31, 2014, there were approximately 558 holders of record of the Company's common stock.

The following is a list by fiscal quarter of the market prices of the Company's common stock.

	Market Price
	High	Low
2013
Fourth quarter	$4.27	$3.06
Third quarter	$3.38	$2.11
Second quarter	$3.92	$2.10
First quarter	$4.90	$3.56
2012
Fourth quarter	$4.71	$3.82
Third quarter	$4.73	$3.78
Second quarter	$5.98	$3.23
First quarter	$5.91	$4.29

We have never declared or paid cash dividends on our common stock, and we currently do not intend to declare or pay cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors. In addition, the terms of our credit agreement restrict us from paying dividends and making other distributions.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company's purchases of its common stock during the fourth quarter of fiscal 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2013 - October 31, 2013	—	—	—	6,792,000
November 1, 2013 - November 30, 2013	—	—	—	6,792,000
December 1, 2013 - December 31, 2013 (b)	2,600	$3.50	—	6,792,000
Total	2,600	$3.50	—	6,792,000

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

(b)	Consisted of shares of restricted stock withheld from employees upon the vesting of such shares to satisfy employees' minimum income tax withholding requirements.

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

PERFORMANCE INFORMATION

The following graph compares on a cumulative basis changes since December 31, 2008 in (a) the total stockholder return on the Company's common stock with (b) the total return on the Russell 2000 Index and (c) the total return on the companies in a peer group selected in good faith by the Company, in each case assuming reinvestment of dividends. Such changes have been measured by dividing (x) the difference between the price per share at the end of and the beginning of the measurement period by (y) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on December 31, 2008 in the Company's common stock, the Russell 2000 Index and the peer group consisting of Resources Connection, Inc., Kelly Services, Inc., Kforce, Inc., and CDI Corporation. The returns of each component company in the peer group have been weighted based on each company's relative market capitalization on December 31, 2013.

	December 31,
	2008	2009	2010	2011	2012	2013
HSON	$100.00	$141.79	$174.03	$142.99	$133.73	$120.00
RUSSELL 2000 INDEX	$100.00	$125.22	$156.90	$148.35	$170.06	$232.98
PEER GROUP	$100.00	$120.92	$157.03	$113.75	$138.33	$195.38

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS:
Revenue	$660,128	$777,577	$933,736	$794,542	$691,149
Gross margin	$229,872	$284,867	$354,305	$298,573	$260,453
Business reorganization and integration expense	$6,721	$7,782	$720	$1,694	$18,180
Goodwill and other impairment charges (a)	$1,336	$—	$—	$—	$1,549
Depreciation and amortization	$6,406	$6,438	$6,251	$8,184	$12,543
Operating income (loss)	$(26,759)	$(6,638)	$17,435	$(5,618)	$(49,453)
Income (loss) from continuing operations	$(30,395)	$(5,335)	$10,909	$(4,441)	$(42,953)
Income (loss) from discontinued operations, net of income taxes	$—	$—	$—	$(244)	$2,344
Net income (loss)	$(30,395)	$(5,335)	$10,909	$(4,685)	$(40,609)
Basic income (loss) per share from continuing operations	$(0.94)	$(0.17)	$0.35	$(0.15)	$(1.65)
Basic net income (loss) per share	$(0.94)	$(0.17)	$0.35	$(0.16)	$(1.56)
Diluted income (loss) per share from continuing operations	$(0.94)	$(0.17)	$0.34	$(0.15)	$(1.65)
Diluted net income (loss) per share	$(0.94)	$(0.17)	$0.34	$(0.16)	$(1.56)
OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities	$2,513	$13,159	$13,396	$(15,658)	$(26,988)
Net cash provided by (used in) investing activities	$(2,557)	$(8,272)	$(6,584)	$1,140	$6,804
Net cash provided by (used in) financing activities	$(497)	$(4,274)	$1,639	$7,578	$4,371
BALANCE SHEET DATA:
Current assets	$132,041	$157,412	$181,923	$172,087	$148,366
Total assets	$158,829	$193,468	$216,546	$205,834	$181,944
Current liabilities	$68,755	$67,168	$90,515	$93,760	$86,154
Total stockholders’ equity	$74,385	$106,541	$107,357	$93,278	$76,260
OTHER DATA:
EBITDA (loss) (b)	$(19,600)	$54	$23,642	$6,503	$(35,466)

(a)
The results for the year ended December 31, 2013 principally consisted of a charge of long-lived assets of $896 related to costs for a software implementation project that is no longer expected to be placed in service. The results for the year ended December 31, 2009 principally consisted of an impairment charge of $1,669 related to goodwill associated with the Tong Zhi (Beijing) Consulting Service Ltd. and Guangzhou Dong Li Consulting Service Ltd. (collectively, “TKA”) acquisition.

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

Executive Overview
The Company has expertise in recruiting mid-level professional talent across all management disciplines in a wide range of industries. We match clients and candidates to address client needs on a part time, full time, and interim basis. Part of that expertise is derived from research on hiring trends and our clients’ current successes and challenges with their staff. This research has helped enhance our understanding about the number of new hires that do not meet our clients’ long-term goals, the reasons why, and the resulting costs to our clients. With operations in 20 countries, and relationships with specialized professionals around the globe, the Company brings a unique ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company's focus is to continually enhance its service offerings, delivery capability and assessment tools to make candidates more successful in achieving its clients' business requirements.
The Company’s proprietary frameworks, assessment tools and leadership development programs, coupled with our broad geographic footprint, has allowed us to design and implement regional and global recruitment solutions that we believe greatly enhance the quality of our client's hiring.
The Company’s strategic initiatives for the near term include:

•	Leveraging the value of our global business.

•	Attracting, developing and retaining the right people to increase productivity and profitability.

•	Focusing on selected market segments and services to provide higher value recruitment solutions to their businesses.

•	Creating a compelling digital presence to help attract both highly-skilled candidates and new clients to grow our business.

Initiated in 2012 and extended during 2013, the Company took steps to accelerate its strategic initiatives with the announcement and implementation of the 2012 plan of reorganization ("2012 Plan"). The 2012 Plan is focused on:

•	Redirecting resources to high-potential strategic businesses.

•	Optimizing operations in under-performing sectors and markets to deliver improved performance, re-engineering of the delivery model, and consolidating operations globally.

•	Streamlining back office support areas and business processes, and establishing global centers of excellence, to gain efficiencies of operation.
Current Market Conditions
Economic conditions in most of the world's major markets remain mixed. Conditions in the U.S. and Western Europe continued to improve in 2013, but slower growth in China has weakened economic conditions in the rest of the Asian Pacific, most notably in Australia.
These conditions as well as our weaker competitive position in certain markets adversely affected the Company’s financial performance in 2013 in most of the major markets in which it operates and contributed to a decline of 15% in its annual revenues for 2013 as compared to 2012. The decline was spread across all of our service offerings and was the principal contributor to the Company’s net loss for 2013. If the current trend in our revenues persists, it may continue to result in operating losses and have further effects on our financial condition. We closely monitor the conditions in our markets and respond, in a manner that we believe is a appropriate, to the environment in which we operate. At this time, we are unable to accurately predict changes in general economic conditions and their effect on the demand for our services. Therefore, the Company’s historical results may not be indicative of future results.
Financial Performance
The following is a summary of the highlights for the years ended December 31, 2013, 2012 and 2011. These should be considered in the context of the additional disclosures in this MD&A.

•
Revenue was $660.1 million for the year ended December 31, 2013, compared to $777.6 million for 2012, a decrease of $117.4 million, or 15.1%. On a constant currency basis, the Company's revenue decreased $104.6 million, or 13.7%. Of this decrease, $66.7 million was in contracting revenue (down 11.7% compared to 2012) and $29.2 million was in permanent recruitment revenue (down 20.3% compared to 2012).

Revenue was $777.6 million for the year ended December 31, 2012, compared to $933.7 million for 2011, a decrease of $156.2 million, or 16.7%. On a constant currency basis, the Company's revenue decreased $158.7 million, or 17.2%. Of this decrease, $118.3 million was in contracting revenue (down 17.2% compared to 2011) and $42.6 million was in permanent recruitment revenue (down 22.8% compared to 2011).

•
Gross margin was $229.9 million for the year ended December 31, 2013, compared to $284.9 million for 2012, a decrease of $55.0 million, or 19.3%. On a constant currency basis, gross margin decreased $51.6 million, or 18.3%. Of this decrease, $28.6 million was in permanent recruitment gross margin (down 20.3% compared to 2012) and $16.6 million was in contracting gross margin (down 16.6% compared to 2012).

Gross margin was $284.9 million for the year ended December 31, 2012, compared to $354.3 million for 2011, a decrease of $69.4 million, or 19.6%. On a constant currency basis, gross margin decreased $67.0 million, or 19.2%. Of this decrease, $26.8 million was in contracting gross margin (down 21.1% compared to 2011) and $41.8 million was in permanent recruitment gross margin (down 22.8% compared to 2011).

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) were $241.4 million for the year ended December 31, 2013, compared to $277.0 million for 2012, a decrease of $35.6 million, or 12.9%. On a constant currency basis, SG&A and Non-Op decreased $33.0 million, or 12.0%. SG&A and Non-Op, as a percentage of revenue, was 36.6% for the year ended December 31, 2013, compared to 35.9% for 2012.

SG&A and Non-Op were $277.0 million for the year ended December 31, 2012, compared to $329.9 million for 2011, a decrease of $52.9 million, or 16.0%. On a constant currency basis, SG&A and Non-Op decreased $49.6 million, or 15.3%. SG&A and Non-Op, as a percentage of revenue, was 35.6% for the year ended December 31, 2012, compared to 35.1% for 2011.

•	Business reorganization expenses were $6.7 million for the year ended December 31, 2013, compared to $7.8 million for 2012, a decrease of $1.1 million on both a reported and constant currency basis.
Business reorganization expenses were $7.8 million for the year ended December 31, 2012, compared to $0.7 million for 2011, an increase of $7.1 million on both a reported and constant currency basis.

•	For the year ended December 31, 2013, the Company recorded $1.3 million of charges for impairment of long-lived assets. See "Long-lived Assets and Goodwill" below for further detail.

•	EBITDA loss was $19.6 million for the year ended December 31, 2013, compared to EBITDA of $0.1 million for 2012. On a constant currency basis, EBITDA decreased $18.9 million in 2013 compared to 2012.
EBITDA was $0.1 million for the year ended December 31, 2012, compared to EBITDA of $23.6 million for 2011. On a constant currency basis, EBITDA decreased $24.5 million in 2012 compared to 2011.

•	Net loss was $30.4 million for the year ended December 31, 2013, compared to net loss of $5.3 million for 2012. On a constant currency basis, net loss increased $24.7 million in 2013 compared to 2012.
Net loss was $5.3 million for the year ended December 31, 2012, compared to a net income of $10.9 million for 2011. On a constant currency basis, net income decreased $16.8 million in 2012 compared to 2011.

Long-lived Assets and Goodwill

Under Financial Accounting Standards Board ("FASB") Accounting Standard Codification (“ASC”) 360 “Property, Plant,and Equipment”, the Company is required to test a long-lived asset for impairment if circumstances indicate that its carrying value might exceed its current fair value.

In the fourth quarter of 2013, the Company elected to terminate the development of a new accounting software application for its U.K. operations. As a result of Company’s decision to terminate further development of the application, the Company recorded a charge in the amount of $0.9 million for qualifying costs that were previously capitalized under the caption of “Impairment of long-lived assets” in the Company’s Consolidated Statements of Operations.

In addition, the Company's internal projections as of the fourth quarter of 2013 anticipate a recovery in its operating performance in 2014, although in certain markets performance will remain challenging. This led the Company's management to test goodwill and the long-lived assets in those markets for potential impairment.

At the conclusion of its goodwill impairment testing, the Company estimated the fair value of its China reporting unit exceeded its carrying value by approximately 40%. As such, the Company determined that no impairment of goodwill had taken place. The testing of long-lived assets indicated that certain long-lived assets were impaired, and accordingly, the Company recorded a charge of approximately $0.4 million under the caption of “Impairment of long-lived assets” in the Company’s Consolidated Statements of Operations.

Although the Company currently anticipates an improvement in its operating results for 2014, if general economic conditions in certain markets in which the Company operates remain weak, or if the Company’s performance does not improve, the Company may record additional impairment charges related to goodwill and other long-lived assets in the future.

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange rate adjustments on the Company’s operating results for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012			2011
	As	As	Currency	Constant	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	translation	currency
Revenue:
Hudson Americas	$139,003	$169,216	$(55)	$169,161	$192,217	$(20)	$192,197
Hudson Asia Pacific	232,748	288,144	(13,188)	274,956	359,108	1,745	360,853
Hudson Europe	288,377	320,217	416	320,633	382,411	(11,983)	370,428
Total	$660,128	$777,577	$(12,827)	$764,750	$933,736	$(10,258)	$923,478
Gross margin:
Hudson Americas	$34,243	$43,164	$(52)	$43,112	$50,778	$(20)	$50,758
Hudson Asia Pacific	87,161	117,430	(4,455)	112,975	146,917	845	147,762
Hudson Europe	108,468	124,273	1,093	125,366	156,610	(6,697)	149,913
Total	$229,872	$284,867	$(3,414)	$281,453	$354,305	$(5,872)	$348,433
SG&A and Non-Op (a):
Hudson Americas	$33,210	$40,876	$(39)	$40,837	$47,306	$(52)	$47,254
Hudson Asia Pacific	89,073	110,798	(3,895)	106,903	132,653	741	133,394
Hudson Europe	112,601	122,101	1,319	123,420	147,919	(6,633)	141,286
Corporate	6,531	3,256	—	3,256	2,065	—	2,065
Total	$241,415	$277,031	$(2,615)	$274,416	$329,943	$(5,944)	$323,999
Business reorganization expenses:
Hudson Americas	$1,297	$1,007	$—	$1,007	$—	$—	$—
Hudson Asia Pacific	989	1,285	(60)	1,225	—	—	—
Hudson Europe	3,646	5,131	29	5,160	720	(24)	696
Corporate	789	359	—	359	—	—	—
Total	$6,721	$7,782	$(31)	$7,751	$720	$(24)	$696
Operating income (loss):
Hudson Americas	$1,334	$3,318	$(27)	$3,291	$5,351	$21	$5,372
Hudson Asia Pacific	(5,883)	7,988	(534)	7,454	18,384	191	18,575
Hudson Europe	(4,823)	1,326	(146)	1,180	14,156	(525)	13,631
Corporate	(17,387)	(19,270)	—	(19,270)	(20,456)	—	(20,456)
Total	$(26,759)	$(6,638)	$(707)	$(7,345)	$17,435	$(313)	$17,122
Net income (loss), consolidated	$(30,395)	$(5,335)	$(390)	$(5,725)	$10,909	$179	$11,088
EBITDA (loss) (b):
Hudson Americas	$(268)	$1,268	$(14)	$1,254	$3,482	$30	$3,512
Hudson Asia Pacific	(3,227)	5,355	(496)	4,859	14,180	106	14,286
Hudson Europe	(8,772)	(2,955)	(258)	(3,213)	8,071	(42)	8,029
Corporate	(7,333)	(3,614)	—	(3,614)	(2,091)	—	(2,091)
Total	$(19,600)	$54	$(768)	$(714)	$23,642	$94	$23,736

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
Use of EBITDA (Non-GAAP measure)
Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as the best indicator of operating performance and most comparable measure across the regions in which we operate. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income or net income prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) or as a measure of the Company’s profitability. EBITDA is derived from net income (loss) adjusted for the provision for (benefit from) income taxes, interest expense (income), and depreciation and amortization.

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2013	2012	2011
Net income (loss) / income (loss) from continuing operations	$(30,395)	$(5,335)	$10,909
Adjustments to income (loss) from continuing operations
Provision for (benefit from) income taxes	3,793	(1,684)	5,339
Interest expense, net	596	635	1,143
Depreciation and amortization expense	6,406	6,438	6,251
Total adjustments from income (loss) from continuing operations to EBITDA (loss)	10,795	5,389	12,733
EBITDA (loss)	$(19,600)	$54	$23,642

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin as a percentage of revenue for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012			2011
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$129,661	$157,554	$—	$157,554	$181,272	$—	$181,272
Hudson Asia Pacific	164,588	195,438	(9,970)	185,468	244,563	1,056	245,619
Hudson Europe	208,184	226,922	(766)	226,156	266,831	(6,237)	260,594
Total	$502,433	$579,914	$(10,736)	$569,178	$692,666	$(5,181)	$687,485
Temporary contracting gross margin:
Hudson Americas	$25,243	$31,906	$—	$31,906	$40,210	$1	$40,211
Hudson Asia Pacific	23,359	30,317	(1,541)	28,776	37,644	167	37,811
Hudson Europe	35,000	39,565	(23)	39,542	50,350	(1,360)	48,990
Total	$83,602	$101,788	$(1,564)	$100,224	$128,204	$(1,192)	$127,012
Temporary contracting gross margin as a percent of temporary contracting revenue:
Hudson Americas	19.47%	20.25%	N/A	20.25%	22.18%	N/A	22.18%
Hudson Asia Pacific	14.19%	15.51%	N/A	15.52%	15.39%	N/A	15.39%
Hudson Europe	16.81%	17.44%	N/A	17.48%	18.87%	N/A	18.80%
Total	16.64%	17.55%	N/A	17.61%	18.51%	N/A	18.47%

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

Results of Operations

Discussion of significant matters are presented below:
Hudson Americas (reported currency)
Revenue

	Year Ended December 31,
	2013	2012	Change in amount	Change in %	2011	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Revenue	$139.0	$169.2	$(30.2)	(17.9)%	$192.2	$(23.0)	(12.0)%

For the year ended December 31, 2013, contracting and permanent recruitment revenue decreased $27.9 million and $2.3 million, or 17.7% and 19.9%, respectively, as compared to 2012. The vast majority of the decline in contracting revenue was in Legal. The decline in Legal contracting revenue resulted principally from the impact to sales force activity resulting from a change in the sales and delivery model and, to a lesser extent, the non-recurrence of several large projects present in 2012 and reduced spending by certain of our larger clients. The decline in the permanent recruitment revenue was primarily in the RPO practice and resulted from the loss of revenue from a large client in late 2012 due to an acquisition.

For the year ended December 31, 2012, contracting revenue decreased $23.7 million, or 13.1%, and was partially offset by an increase in permanent recruitment of $0.7 million, or 6.4%, as compared to 2011. The decline in contracting revenue compared to 2011 was in Legal and resulted principally from the non-recurrence of certain large projects, including M&A projects, present in 2011. RPO revenue accounted for all of the growth in permanent recruitment revenue.
Gross margin

	Year Ended December 31,
	2013	2012	Change in amount	Change in %	2011	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Gross margin	$34.2	$43.2	$(8.9)	(20.7)%	$50.8	$(7.6)	(15.0)%
Gross margin as a percentage of revenue	24.6%	25.5%	N/A	N/A	26.4%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	19.5%	20.3%	N/A	N/A	22.2%	N/A	N/A

For the year ended December 31, 2013, contracting and permanent recruitment gross margins decreased $6.7 million and $2.3 million, or 20.9% and 20.1%, respectively, as compared to 2012. The changes in gross margin were attributable to the same factors as described above for revenue. Contracting gross margin, as a percentage of revenue, was 19.5% for the year ended December 31, 2013, as compared to 20.3% for 2012. The decrease in contracting gross margin as a percentage of revenue resulted from lower volumes relative to fixed direct costs. Total gross margin, as a percentage of revenue, decreased to 24.6% for 2013, as compared to 25.5% for 2012, and was due to a combination of a decline in RPO and contracting as described above.

For the year ended December 31, 2012, contracting gross margins decreased $8.3 million, or 20.7%, and was partially offset by an increase in permanent recruitment gross margin of and $0.7 million, or 6.4%, as compared to 2011. The changes in gross margin were attributable to the same factors as described above for revenue. Contracting gross margin, as a percentage of revenue, was 20.3% for the year ended December 31, 2012, as compared to 22.2% for 2011. The change was due to a stronger mix of projects in 2011. Total gross margin, as a percentage of revenue, decreased to 25.5% for the year ended December 31, 2012 from 26.4% in 2011 and was attributable principally to the decline in contracting gross margin.

Selling, general and administrative expenses and non-operating income (expense) (“SG&A and Non-Op”)

	Year Ended December 31,
	2013	2012	Change in amount	Change in %	2011	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
SG&A and Non-Op	$33.2	$40.9	$(7.7)	(18.8)%	$47.3	$(6.4)	(13.6)%
SG&A and Non-Op as a percentage of revenue	23.9%	24.2%	N/A	N/A	24.6%	N/A	N/A

For the year ended December 31, 2013, SG&A and Non-Op decreased $7.7 million, or 18.8%, as compared to 2012. Lower gross margin-related compensation, reduced professional and corporate management fees and actions taken to streamline business processes resulted in lower SG&A and Non-Op. The lower SG&A and Non-Op expenses offset 85.9% of the decline in gross margin in 2013. SG&A and Non-Op, as a percentage of revenue, was 23.9% for the year ended December 31, 2013, as compared to 24.2% for 2012. The decrease in SG&A and Non-Op, as a percentage of revenue, was principally due to the streamlining of business processes described above.

For the year ended December 31, 2012, SG&A and Non-Op decreased $6.4 million, or 13.6%, as compared to 2011. The decrease was primarily due to actions taken to streamline business processes as well as lower gross margin-related compensation and a $0.6 million gain on the disposal of a non-strategic business line. The lower SG&A and Non-Op expenses offset 84.4% of the decline in gross margin in 2012. SG&A and Non-Op, as a percentage of revenue, was 24.2% for the year ended December 31, 2012, as compared to 24.6% for 2011. The decrease in SG&A and Non-Op, as a percentage of revenue, was principally due to the business line disposal described above.

Business reorganization expenses

For the year ended December 31, 2013, business reorganization expenses were $1.3 million, as compared to $1.0 million and nil for 2012 and 2011, respectively. Business reorganization expenses incurred in 2013 and 2012 were attributable to the realignment of the sales force, exiting unprofitable lines of business and the reduction of support costs.
Operating Income and EBITDA

	Year Ended December 31,
	2013	2012	Change in amount	Change in %	2011	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Operating income (loss):	$1.3	$3.3	$(2.0)	(59.8)%	$5.4	$(2.0)	(38.0)%
EBITDA (loss)	$(0.3)	$1.3	$(1.5)	(a)	$3.5	$(2.2)	(63.6)%
EBITDA as a percentage of revenue	(0.2)%	0.7%	N/A	N/A	1.8%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.
For the year ended December 31, 2013, EBITDA loss was $0.3 million, or 0.2% of revenue, as compared to EBITDA of $1.3 million, or 0.7% of revenue, for 2012. The decrease in EBITDA was due to lower gross margin. Operating income was $1.3 million for the year ended December 31, 2013, as compared to $3.3 million for 2012.
For the year ended December 31, 2012, EBITDA was $1.3 million, or 0.7% of revenue, as compared to EBITDA of $3.5 million, or 1.8% of revenue, for 2011. The decrease in EBITDA was due to lower gross margin and business reorganization expenses in 2012. Operating income was $3.3 million for the year ended December 31, 2012, as compared to $5.4 million for 2011.
The difference between operating income and EBITDA (loss) for the years ended December 31, 2013, 2012 and 2011 was principally due to the inclusion of corporate management fees and depreciation in the determination of operating income.

Hudson Asia Pacific (constant currency)
Revenue

	Year Ended December 31,
	2013	2012	Change in amount	Change in %	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Revenue	$232.7	$275.0	$(42.2)	(15.4)%	$360.9	$(85.9)	(23.8)%

For the year ended December 31, 2013, contracting and permanent recruitment revenue decreased $20.9 million and $18.8 million, or 11.3% and 26.1%, respectively, as compared to 2012. The revenue decline in Asia Pacific was primarily in Australia, where contracting and permanent recruitment revenue declined $20.8 million and $11.0 million, or 13.7% and 29.1%, respectively, as compared to 2012. The softening of the economic growth in China caused a reduction in the demand in the mining & resources and the industrial & manufacturing sectors, which was primarily responsible for Australia’s revenue decline. Partially offsetting these declines was RPO, which recorded an increase in contracting revenue of $9.0 million, or 31.1%. In Asia, revenue decreased $6.8 million, or 20.4%, for the year ended December 31, 2013, as compared to 2012, primarily from Mainland China and Singapore and resulted from declining economic conditions in the region.

For the year ended December 31, 2012, contracting and permanent recruitment revenue decreased $60.2 million and $28.8 million, or 24.5% and 28.5%, respectively, compared to 2011. The revenue decrease was partially offset by talent management revenue, which increased $4.1 million, or 34.7%, compared to 2011. Contracting and permanent recruitment revenue in Australia declined $53.3 million and $22.3 million, or 25.9% and 37.2%, respectively, and was partially offset by talent management revenue, which increased $3.3 million, or 32.9%, as compared to 2011. In Asia, revenue decreased $4.3 million, or 11.4%, for the year ended December 31, 2012, as compared to 2011. The decline in both contracting and permanent recruitment revenue across the region was attributable to increasingly cautious client hiring activities, particularly in corporate management roles, and cost controls implemented in response to the economic environment.
Gross margin

	Year Ended December 31,
	2013	2012	Change in amount	Change in %	2011	Change in amount	Change in %
	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Gross margin	$87.2	$113.0	$(25.8)	(22.8)%	$147.8	$(34.8)	(23.5)%
Gross margin as a percentage of revenue	37.4%	41.1%	N/A	N/A	40.9%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	14.2%	15.5%	N/A	N/A	15.4%	N/A	N/A

For the year ended December 31, 2013, permanent recruitment and contracting gross margin decreased $19.0 million and $5.4 million, or 26.4% and 18.8%, respectively, as compared to 2012. Australia accounted for the majority of the decrease in gross margins with permanent recruitment declining $11.1 million, or 29.7%, and contracting declining by $5.0 million, or 21.6%. Contracting gross margin, as a percentage of revenue, was 14.2%, as compared to 15.5% for 2012. The decline in gross margin resulted from a greater proportion of RPO contracting revenue, which generally has lower margins. Total gross margin, as a percentage of revenue, was 37.4%, as compared to 41.1% for 2012. The lower gross margin percentage was attributable to the further decline in permanent recruitment revenue.

For the year ended December 31, 2012, permanent recruitment and contracting gross margins decreased $28.0 million and $9.0 million, or 28.1% and 23.9%, respectively, as compared to 2011. Australia accounted for the majority of the decrease in gross margins with permanent recruitment declining by $21.6 million and contracting declining by $7.5 million. Contracting gross margin, as a percentage of revenue, was 15.5%, and remained consistent as compared to 2011. Total gross margin, as a percentage of revenue, was 41.1%, and remained consistent as compared to 2011.

SG&A and Non-Op

	Year Ended December 31,
	2013	2012	Change in amount	Change in %	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$89.1	$106.9	$(17.8)	(16.7)%	$133.4	$(26.5)	(19.9)%
SG&A and Non-Op as a percentage of revenue	38.3%	38.9%	N/A	N/A	37.0%	N/A	N/A

For the year ended December 31, 2013, SG&A and Non-Op decreased $17.8 million, or 16.7%, as compared to 2012. Lower commissions paid as a result of the decrease in gross margin, decreased headcount and reduced corporate management fees resulted in an overall decrease in SG&A and Non-Op for the year ended December 31, 2013 as compared to 2012. SG&A and Non-Op, as a percentage of revenue, was 38.3%, and remained largely consistent as compared to 38.9% for 2012.

For the year ended December 31, 2012, SG&A and Non-Op decreased $26.5 million, or 19.9%, as compared to 2011. Actions taken to streamline business processes as well as lower gross margin related compensation and lower corporate management fees accounted for the decrease in SG&A and Non-Op for the year ended December 31, 2012 as compared to 2011. SG&A and Non-Op, as a percentage of revenue, was 38.9% for the year ended December 31, 2012, as compared to 37.0% in 2011. The increase in SG&A and Non-OP, as a percentage of revenue, was primarily due to proportionally lower revenue in 2012.

Business reorganization expenses

For the year ended December 31, 2013, business reorganization expenses were $1.0 million, as compared to $1.2 million for 2012 and nil for 2011. Business reorganization expenses incurred in 2013 and 2012 were primarily for employee termination benefits related to the reduction of back-office support functions and lease exit costs to eliminate excess real estate.

Operating Income and EBITDA

	Year Ended December 31,
	2013	2012	Change in amount	Change in %	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Operating income (loss):	$(5.9)	$7.5	$(13.3)	(a)	$18.6	$(11.1)	(59.9)%
EBITDA (loss)	$(3.2)	$4.9	$(8.1)	(a)	$14.3	$(9.4)	(66.0)%
EBITDA as a percentage of revenue	(1.4)%	1.8%	N/A	N/A	4.0%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.

For the year ended December 31, 2013, EBITDA loss was $3.2 million, or 1.4% of revenue, as compared to EBITDA of $4.9 million, or 1.8% of revenue, for 2012. The decrease in EBITDA for the year ended December 31, 2013 was principally due to the decline in gross margin. Operating loss for the year ended December 31, 2013 was $5.9 million, as compared to operating income of $7.5 million for 2012.
For the year ended December 31, 2012, EBITDA was $4.9 million, or 1.8% of revenue, as compared to $14.3 million, or 4.0% of revenue, for 2011. The decrease in EBITDA for the year ended December 31, 2012 was principally due to the decline in gross margin and business reorganization expenses in 2012. Operating income for the year ended December 31, 2012 was $7.5 million, as compared to operating income of $18.6 million for 2011.
The difference between operating income and EBITDA for the years ended December 31, 2013, 2012 and 2011 was principally due to the inclusion of corporate management fees and depreciation in the determination of operating income.

Hudson Europe (constant currency)
Revenue

	Year Ended December 31,
	2013	2012	Change in amount	Change in %	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Revenue	$288.4	$320.6	$(32.3)	(10.1)%	$370.4	$(49.8)	(13.4)%

For the year ended December 31, 2013, contracting, permanent recruitment and talent management revenue decreased $18.0 million, $8.1 million and $4.7 million, or 7.9%, 13.5% and 15.2%, respectively, as compared to 2012. In the U.K., contracting and permanent recruitment revenue declined $16.5 million and $2.9 million, or 9.5% and 9.6%, respectively, as compared to 2012. The overall decrease in revenue in the U.K. resulted from declines in the legal and banking & financial services sectors, partially offset by an increase in transportation and the government & public sectors. In Continental Europe, total revenue declined $11.7 million, or 10.3%, as compared to 2012. Permanent recruitment, talent management and contracting revenue declined $5.2 million, $3.7 million and $1.4 million, or 17.2%, 13.9% and 2.7%, respectively. The decline in permanent recruitment and talent management revenue occurred in France, Belgium and the Central Eastern Europe ("CEE") markets. The decline in France was principally related to a management reorganization. The decline in the CEE resulted largely from weaker economic conditions. Belgium accounted for the entire decline in contracting revenue, which was partially offset by an increase in the Netherlands where the engineering & industrial practice experienced growth.

For the year ended December 31, 2012, contracting, permanent recruitment and talent management revenue decreased $34.4 million, $14.5 million and $0.8 million, or 13.2%, 19.4% and 2.4%, respectively, as compared to 2011. In the U.K., contracting and permanent recruitment revenue declined $42.3 million and $5.9 million, or 19.6% and 16.4%, respectively. These decreases were partially offset by an increase in talent management revenue of $0.6 million, or 13.7%, for the year ended December 31, 2012, as compared to 2011. The decrease was due to reductions generally across permanent recruitment and contracting, with the single largest decline in the banking & financial services sector. In Continental Europe, contracting revenue increased $7.8 million, or 17.3%. The increase was offset by decreases in permanent recruitment and talent management revenue of $7.1 million and $1.2 million, or 19.0% and 4.4%, respectively. Contracting solutions in the Netherlands and interim management in Belgium accounted for most of the increase in contracting revenue. The decline in permanent recruitment and talent management revenue occurred principally in France and Belgium.
Gross margin

	Year Ended December 31,
	2013	2012	Change in amount	Change in %	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Gross margin	$108.5	$125.4	$(16.9)	(13.5)%	$149.9	$(24.5)	(16.4)%
Gross margin as a percentage of revenue	37.6%	39.1%	N/A	N/A	40.5%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	16.8%	17.5%	N/A	N/A	18.8%	N/A	N/A

For the year ended December 31, 2013, permanent recruitment, contracting and talent management gross margins decreased $7.5 million, $4.5 million and $4.0 million, or 12.9%, 11.5% and 15.0%, respectively, as compared to 2012. In the U.K., contracting and permanent recruitment gross margins declined $4.3 million and $2.1 million, or 15.5% and 7.6%, respectively, for the year ended December 31, 2013, as compared to 2012. In Continental Europe, permanent recruitment and talent management gross margins decreased $5.2 million and $3.3 million, or 17.5% and 13.8%, respectively, as compared to 2012. The decreases in permanent recruitment and talent management gross margins were attributable to the same factors as described above for revenue. Contracting gross margin, as a percentage of revenue, was 16.8% for the year ended December 31, 2013, as compared to 17.5% for 2012. The decline in contracting gross margin, as a percentage of revenue, was attributable to the non-recurrence of higher margin projects in the eDiscovery practice in the current year. Total gross margin, as a percentage of revenue, was 37.6% for the year ended December 31, 2013, as compared to 39.1% for 2012. The reduction in total gross margin, as a percentage of revenue, was primarily related to a greater proportional decrease in permanent recruitment gross margin in 2013.

For the year ended December 31, 2012, permanent recruitment and contracting gross margins decreased $14.4 million and $9.4 million, or 19.8% and 19.3%, respectively, as compared to 2011. In the U.K., contracting and permanent recruitment gross margins declined $10.0 million and $5.8 million, or 26.5% and 17.0%, respectively, for the year ended December 31, 2012, as compared to 2011. In Continental Europe, permanent recruitment and talent management gross margins decreased $7.1 million and $0.5 million, or 19.4% and 2.1%, respectively, as compared to 2011 and were partially offset by a nominal increase in contracting gross margin as compared to 2011. The decreases in permanent recruitment and talent management gross margins were attributable to the same factors as described above for revenue. Contracting gross margin, as a percentage of revenue, was 17.5% for the year ended December 31, 2012, as compared to 18.8% for 2011. The decline in contracting gross margin, as a percentage of revenue, was attributable to a lower proportion of high-margin transactional projects in 2012. Total gross margin, as a percentage of revenue, was 39.1% for the year ended December 31, 2012, as compared to 40.5% for 2011. The change in total gross margin, as a percentage of revenue, was primarily related to a lower proportion of permanent recruitment gross margin in 2012.
SG&A and Non-Op

	Year Ended December 31,
	2013	2012	Change in amount	Change in %	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
SG&A and Non-Op	$112.6	$123.4	$(10.8)	(8.8)%	$141.3	$(17.9)	(12.6)%
SG&A and Non-Op as a percentage of revenue	39.0%	38.5%	N/A	N/A	38.1%	N/A	N/A

For the year ended December 31, 2013, SG&A and Non-Op decreased $10.8 million, or 8.8%, as compared in 2012. Lower gross margin-related and support staff compensation resulting from previous streamlining actions as well as reduced real estate costs accounted for the decrease in SG&A and Non-Op for 2013 as compared to 2012. SG&A and Non-Op, as a percentage of revenue, was 39.0%, and remained largely consistent as compared to 38.5% for 2012.

For the year ended December 31, 2012, SG&A and Non-Op decreased $17.9 million, or 12.6%, as compared to 2011. Lower gross margin-related compensation and corporate management fees accounted for the decrease in SG&A and Non-Op as compared to 2011. The lower SG&A and Non-Op expenses offset 72.8% of the decline in gross margin for 2012. SG&A and Non-Op, as a percentage of revenue, was 38.5% for the year ended December 31, 2012, as compared to 38.1% for 2011.

Business reorganization expenses

For the year ended December 31, 2013, business reorganization expenses were $3.6 million, as compared to $5.2 million and $0.7 million for the same periods in 2012 and 2011, respectively. Business reorganization expenses in 2013 and 2012 were principally attributable to employee termination benefits and lease exit costs in France, Belgium and Sweden. Business reorganization expenses incurred in 2011 were primarily for a change in estimate of lease exit costs for an office in the U.K.

Operating Income and EBITDA

	Year Ended December 31,
	2013	2012	Change in amount	Change in %	2011	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Operating income (loss):	$(4.8)	$1.2	$(6.0)	(a)	$13.6	$(12.5)	(91.3)%
EBITDA (loss)	$(8.8)	$(3.2)	$(5.6)	(a)	$8.0	$(11.2)	(a)
EBITDA (loss) as a percentage of revenue	(3.0)%	(1.0)%	N/A	N/A	2.2%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.

 For the year ended December 31, 2013, EBITDA loss was $8.8 million, or 3.0% of revenue, as compared to EBITDA of $3.2 million, or 1.0% of revenue, for 2012. The decrease in EBITDA for the year ended December 31, 2013 was principally due to the decline in gross margin and $1.1 million of charges for impairment of long-lived assets in the U.K. and Belgium. Operating loss was $4.8 million for the year ended December 31, 2013, as compared to operating income of $1.2 million for 2012.
For the year ended December 31, 2012, EBITDA loss was $3.2 million, or 1.0% of revenue, as compared to EBITDA of $8.0 million, or 2.2% of revenue, for 2011. The decrease in EBITDA for the year ended December 31, 2012 was principally due to the decline in gross margin and business reorganization expenses initiated in 2012. Operating income was $1.2 million for the year ended December 31, 2012, as compared to $13.6 million for 2011.
The difference between operating income and EBITDA for the years ended December 31, 2013, 2012 and 2011 was principally due to the inclusion of corporate management fees and depreciation in the determination of operating income.
The following are discussed in reported currency

Corporate expenses, net of corporate management fee allocations

Corporate expenses were $6.5 million for the year ended December 31, 2013, as compared to $3.3 million for 2012, an increase of $3.3 million. The increase was principally due to lower management fee allocations to the reportable segments in 2013 and compensation-related costs incurred in connection with the replacement of the Company's Chief Financial Officer. Gross corporate expenses before allocation in 2013 decreased by $2.3 million, or 12.8%, as compared to 2012, principally due to lower professional fees and incentive compensation in the current year.

For the year ended December 31, 2012, corporate expenses were $3.3 million, as compared to $2.1 million for 2011, an increase of $1.2 million, or 57.8%. The increase was primarily due to a lower allocation of corporate management fees charged to the reportable segments.

For the years ended December 31, 2013 and 2012, business reorganization expenses were $0.8 million and 0.4 million, respectively, and primarily consisted of employee termination benefits. Business reorganization expenses for the year ended December 31, 2011were nil.

Depreciation and Amortization Expense

Depreciation and amortization expense remained stable at $6.4 million, $6.4 million and $6.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Interest Expense

Interest expense was $0.6 million for the year ended December 31, 2013, as compared to $0.6 million and $1.1 million for 2012 and 2011, respectively. The decrease in interest expense in 2013 and 2012 as compared to 2011 was entirely due to lower usage of the Company's credit facilities in 2013 and 2012.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the year ended December 31, 2013 was $3.8 million on $26.6 million of pre-tax loss, as compared to a benefit from income taxes of $1.7 million on $7.0 million of pre-tax loss for 2012. The effective tax rate for the year ended December 31, 2013 was negative14.3%, as compared to positive 24.0% for 2012. The change in the Company's effective tax rate for the year ended December 31, 2013 as compared to 2012 was primarily attributable to the Company's inability to benefit from losses in certain foreign jurisdictions in the current year and the establishment of a valuation reserve for the Company's deferred tax assets in certain foreign jurisdictions. The effective tax rate differed from the U.S.Federal statutory rate of 35% primarily due to an increase in the valuation allowance for deferred tax assets and the Company's inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, withholding taxes, non-deductible expenses, and foreign tax rates that vary from the U.S. Federal statutory rate.

The benefit from income taxes for the year ended December 31, 2012 was $1.7 million on $7.0 million of pre-tax income, as compared to a provision for income taxes of $5.3 million on a $16.2 million pre-tax loss for 2011. The effective tax rate for the year ended December 31, 2012 was 24.0%, as compared to negative 32.9% for 2011. The change in the Company's effective tax rate for the year ended December 31, 2012 as compared to 2011 was primarily attributable to the Company's reduction of reserves of approximately $3.6 million for uncertain tax positions, principally in connection with the settlement of an appeal with the Commonwealth of Pennsylvania, and lower foreign withholding taxes, partially offset by the inability to benefit from losses in certain foreign jurisdictions in 2012. The effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to a reduction in reserves for uncertain tax positions and lower foreign withholding taxes, partially offset by the inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, non-deductible expenses and foreign tax rates that vary from the U.S. Federal statutory rate.

Net Income (Loss)

Net loss was $30.4 million for the year ended December 31, 2013, as compared $5.3 million for 2012, an increase in net loss of $25.1 million. Basic and diluted loss per share were both $0.94 for the year ended December 31, 2013, as compared to basic and diluted loss per share of $0.17 for 2012.

Net loss was $5.3 million for the year ended December 31, 2012, as compared to net income of $10.9 million for 2011, a decrease in net income of $16.2 million. Basic and diluted loss per share were both $0.17 for the year ended December 31, 2012, as compared to basic and diluted earnings per share of $0.35 and $0.34, respectively, for 2011.

Liquidity and Capital Resources
As of December 31, 2013, cash and cash equivalents totaled $37.4 million, as compared to $38.7 million as of December 31, 2012 and $37.3 million as of December 31, 2011. The following table summarizes the cash flow activities for the years ended December 31, 2013, 2012 and 2011:

	For The Year Ended December 31,
(In millions)	2013	2012	2011
Net cash provided by (used in) operating activities	$2.5	$13.2	$13.4
Net cash provided by (used in) investing activities	(2.6)	(8.3)	(6.6)
Net cash provided by (used in) financing activities	(0.5)	(4.3)	1.6
Effect of exchange rates on cash and cash equivalents	(0.7)	0.7	(0.7)
Net increase (decrease) in cash and cash equivalents	(1.3)	1.4	7.8

Cash Flows from Operating Activities
For the year ended December 31, 2013, net cash provided by operating activities was $2.5 million, as compared to $13.2 million in 2012, a decrease of $10.6 million. The decrease in cash provided by operating activities resulted principally from lower net income in the current year, and was partially offset by cash collection from clients.
For the year ended December 31, 2012, net cash provided by operating activities was $13.2 million, as compared to $13.4 million, which is essentially the same. The cash provided by operating activities in 2012 was driven by strong working capital management and $3.9 million of landlord-funded leasehold improvements in Asia Pacific (offset in cash flow from investing), with some reduction as a result of lower operating results in 2012.

Cash Flows from Investing Activities
For the year ended December 31, 2013, net cash used in investing activities was $2.6 million, as compared to $8.3 million in 2012, a decrease of $5.7 million. The decrease in cash used in investing activities was principally related to the non-recurrence of $3.9 million of landlord-funded leasehold improvements in connection with a newly-leased property in 2012 and reduced spending on new IT projects in current year.
For the year ended December 31, 2012, net cash used in investing activities was $8.3 million, as compared to $6.6 million in 2011, an increase of $1.7 million. The increase in cash used in investing activities was primarily attributable to $3.9 million of landlord-funded leasehold improvements in connection with a newly-leased property in 2012.
Cash Flows from Financing Activities
For the year ended December 31, 2013, net cash used in financing activities was $0.5 million, as compared $4.3 million in 2012, a decrease of $3.8 million. The decrease in cash used in financing activities was primarily attributable to lower usage of the Company's credit facilities in 2013 as compared to 2012.
For the year ended December 31, 2012, net cash used in financing activities was $4.3 million, as compared to net cash provided by financing activities of $1.6 million for 2011, a decrease in net cash provided by financing activities of $5.9 million. The decrease in cash provided by financing activities was primarily attributable to net repayments of the Company's credit facilities in 2012 as compared to 2011.

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

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

The details of the Revolver Agreement as of December 31, 2013 were as follows:

(In millions)	December 31, 2013
Borrowing base	$20.2
Less: adjustments to the borrowing base
Minimum excess availability	(10.0)
Outstanding letters of credits	(1.6)
Adjusted borrowing base	8.7
Less: outstanding borrowing	—
Additional borrowing availability	$8.7
Interest rates on outstanding borrowing	5.00%

The Revolver Agreement contains various restrictions and covenants including:

(1)
a requirement to maintain a minimum excess availability of $10.0 million until such time that, for two consecutive fiscal quarters, the Company’s Fixed Charge Coverage Ratio is at least 1.2x (such occurrence, a “Trigger Event”), at which time the Company’s required minimum excess availability is reduced to $5.0 million;

(2)	upon the occurrence of a Trigger Event, a minimum required Fixed Charge Coverage Ratio of 1.1x;

(3)	a requirement to maintain a minimum EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $1.0 million;

(4)	a limit on the payment of dividends of not more than $5.0 million per year and subject to certain conditions;

(5)	restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock;

(6)
a limit on investments, and a limit on acquisitions of not more than $25.0 million in cash and $25.0 million in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement;

(7)	a limit on dispositions of assets of not more than $4.0 million per year; and

(8)
a limit on the aggregate cumulative amount of cash outflows from the borrowers and guarantors under the Revolver Agreement ("Loan Parties") to affiliates of the Company that are not Loan Parties not to exceed the aggregate cumulative amount of cash inflows from (i) affiliates of the Company that are not Loan Parties to Loan Parties, (ii) equity offerings by the Company and (iii) the proceeds of divestiture or asset sales by more than $5.0 million for any twelve-month period ending as of the end of each fiscal quarter commencing with the twelve-month period ending December 31, 2013.

The Company was in compliance with all covenants under the Revolver Agreement as of December 31, 2013.

Credit Agreement with Westpac Banking Corporation

On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a facility agreement with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”). On September 30, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a waiver letter to waive compliance with a financial covenant contained in the facility agreement at the September 30, 2013 and December 31, 2013 testing dates, and on December 19, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a Deed of Variation to the facility agreement (as amended, the “Facility Agreement”) to amend certain terms and conditions of the Facility Agreement.
The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $13.4 million (AUD15.0 million) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2.9 million (NZD3.5 million) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $4.5 million (AUD5.0 million) (“Tranche C”) for the Australian subsidiary.
The Facility Agreement does not have a stated maturity date and can be terminated by Westpac upon 90 days written notice. Borrowings under Tranche A may be made with an interest rate based on the Invoice Finance 30-day Bank Bill Rate (as defined in the Facility Agreement) plus a margin of 0.90%. Borrowings under Tranche B may be made with an interest rate based on the Commercial Lending Rate (as defined in the Facility Agreement) plus a margin of 0.83%. Each of Tranche A and Tranche B bears a fee, payable monthly, equal to 0.90% and 0.65%, respectively, of the size of Westpac’s commitment under such tranche. Borrowings under Tranche C may be made incurring a fee equal to 1.80% of the face value of the financial guarantee requested. Amounts owing under the Facility Agreement are secured by substantially all of the assets of the Australian subsidiary, its Australian parent company and the New Zealand subsidiary (collectively, the “Obligors”) and certain of their subsidiaries.

The details of the Facility Agreement as of December 31, 2013 were as follows:

(In millions)	December 31, 2013
Tranche A:
Borrowing capacity	$13.4
Less: outstanding borrowing	—
Additional borrowing availability	$13.4
Interest rates on outstanding borrowing	4.53%
Tranche B:
Borrowing capacity	$2.9
Less: outstanding borrowing	—
Additional borrowing availability	$2.9
Interest rates on outstanding borrowing	6.03%
Tranche C:
Borrowing capacity	$4.5
Less: outstanding borrowing	(3.3)
Additional borrowing availability	$1.2
Interest rates on outstanding borrowing	1.80%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the December 31, 2013 testing date of not less than the higher of 80% of the Tangible Net Worth as of the last day of the previous calendar quarter and $15.6 million (AUD17.5 million) and thereafter, for the last day of each calendar quarter, not less than the higher of 85% of the Tangible Net Worth of the last day of the previous calendar quarter and AUD17.5 million; (2) a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.0x for the trailing twelve month period at the December 31, 2013 and March 31, 2014 testing dates, 1.1x at the June 30, 2014 testing date and1.5x at all other testing dates thereafter; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of December 31, 2013.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, and Singapore. As of December 31, 2013, the Netherlands subsidiary could borrow up to $3.2 million (€$2.4 million) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary had a $1.4 million (€1 million) overdraft facility as of December 31, 2013. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus a margin, and were 2.72% as of December 31, 2013. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.8 million (SGD1 million) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus 1.75%, and it was 6.00% on December 31, 2013. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. The outstanding borrowings under the Netherlands, Belgium, and Singapore lending agreements were $0.5 million as of December 31, 2013.
The average monthly outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in the Netherlands, Belgium and Singapore was $0.3 million for the year ended December 31, 2013. The weighted average interest rate on all outstanding borrowings as of December 31, 2013 was 2.64%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and for other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

Liquidity Outlook

As of December 31, 2013, the Company had cash and cash equivalents on hand of $37.4 million supplemented by additional borrowing availability of $8.7 million under the Revolver Agreement, and $21.2 million of additional borrowing availability under the Facility Agreement and other lending arrangements in Belgium, the Netherlands and Singapore. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of December 31, 2013. The Company's near-term cash requirements during 2014 are primarily related to funding operations, restructuring actions and capital expenditures. For 2014, the Company expects to make capital expenditures of approximately $3.0 million to $4.0 million and payments in connection with restructuring actions of approximately $4.0 million to $5.0 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.
As of December 31, 2013, $7.5 million of the Company's cash and cash equivalents noted above was held in the United States and the remainder was held internationally, primarily in the United Kingdom ($10.6 million), Australia ($8.1 million), Mainland China ($3.1 million), the Netherlands ($2.0 million) and Hong Kong ($1.4 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision.  In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds.  The Company has not provided for U.S. Federal income or foreign withholding taxes on these undistributed foreign earnings.  The Company has not done so because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.
The Company believes that future external market conditions remain uncertain, particularly access to credit, rates of near-term projected economic growth and levels of unemployment in the markets in which the Company operates. Due to these uncertain external market conditions, the Company cannot provide assurance that its actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company could be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination of those sources. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Off-Balance Sheet Arrangements.

As of December 31, 2013, the Company had no off-balance sheet arrangements.

Contractual Obligations.

The Company has entered into various commitments that will affect its cash generation capabilities going forward. Specifically, it has entered into a number of non-cancelable operating leases for facilities and equipment worldwide. Future contractual obligations as of December 31, 2013 were as follows (dollars in thousands) (commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2013):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligation					Total
Operating lease obligations	$21,291	$36,058	$24,173	$14,150	$95,672
Capital lease obligations	315	9	—	—	324
Other purchase obligations	2,190	2,365	—	—	4,555
Other long term liabilities (a)
Reorganization expenses	3,810	471	—	—	4,281
Total	$27,606	$38,903	$24,173	$14,150	$104,832

a.
The Company's non-current liabilities of $15.2 million in the Consolidated Balance Sheet as of December 31, 2013 are primarily comprised of income taxes, unrecognized tax benefits, deferred rent, and other various accruals. As the timing and/or amounts of any cash payment is uncertain, the related amounts have not been reflected in the table above.

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
The economic conditions in the recent past have given rise to many news reports and bulletins from clients, tax authorities and other parties about changes in their procedures for audits, payment, plans to challenge existing contracts and other such matters aimed at being more aggressive in the resolution of such matters in their own favor. The Company believes that it has appropriate procedures in place for identifying and communicating any matters of this type, whether asserted or likely to be asserted, and it evaluates its liabilities in light of the prevailing circumstances. Changes in the behavior of third parties could cause the Company to change its view of the likelihood of a claim and what might constitute a trend. In the last twelve months, the Company has seen an increase in employee disputes arising from our business reorganization initiatives. Employment laws vary in the markets in which we operate, and in some cases, employees and former employees have extended periods during which they may bring claims against the Company. The Company is unable to determine if the recent rise in claims represents a trend.
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.7 million and $0.4 million as of December 31, 2013 and 2012, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Revenue Recognition

The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Temporary contracting revenue is reported on a gross basis when the Company acts as the principal in the transaction and is at risk for collection in accordance with ASC 605-45, “ Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent ”. The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.

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

ASC 605-45-50-3 and ASC 605-45-50-4, “ Taxes Collected from Customers and Remitted to Governmental Authorities ”
provide that the presentation of taxes on either a gross or net basis is an accounting policy decision. The Company collects various taxes assessed by governmental authorities and records these amounts on a net basis.

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

Goodwill

Under ASC 350-20-35 “ Intangibles-Goodwill and Other, Goodwill Subsequent Measurement ”, the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value.

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

At the conclusion of the Company’s annual testing, it determined that no impairment of goodwill existed as of October 1, 2013. In the fourth quarter of 2013, the existing economic conditions led the Company to perform an interim test of the goodwill at its China reporting unit. At the conclusion of its testing, the Company reaffirmed that no impairment of goodwill existed at December 31, 2013.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes" ("ASU 2013-11"). ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company does not expect that its adoption of ASU 2013-11 will have a material impact on the Company's Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013. The Company does not expect that its adoption of ASU 2013-05 will have a material impact on the Company's Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company's ability to execute its strategic initiatives, (3) risks related to fluctuations in the Company’s operating results from quarter to quarter, (4) the ability of clients to terminate their relationship with the Company at any time, (5) competition in the Company’s markets, (6) the negative cash flows and operating losses that the Company has experienced from time to time, (7) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (8) risks associated with the Company’s investment strategy, (9) risks related to international operations, including foreign currency fluctuations, (10) the Company’s dependence on key management personnel, (11) the Company’s ability to attract and retain highly-skilled professionals, (12) the Company’s ability to collect its accounts receivable, (13) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (14) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (15) risks related to providing uninterrupted service to clients, (16) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (17) the Company’s ability to utilize net operating loss carry-forwards, (18) volatility of the Company’s stock price, (19) the impact of government regulations, and (20) restrictions imposed by blocking arrangements. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2013, the Company earned approximately 86% of its gross margin outside the United States (“U.S.”), and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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
As more fully described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has credit agreements with RBS Citizens Business Capital, Westpac Banking Corporation and other credit agreements with lenders in the Netherlands, Belgium, and Singapore. The Company does not hedge the interest risk on borrowings under the credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 using the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management believes that, as of December 31, 2013, the Company's internal control over financial reporting was effective based on those criteria.

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

We have audited the accompanying consolidated balance sheets of Hudson Global, Inc. and subsidiaries (Hudson Global, Inc.) as of December 31, 2013 and 2012, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules included in Item 15 of Form 10-K. These consolidated financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Global, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hudson Global, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 27, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hudson Global, Inc.:
We have audited Hudson Global Inc.'s and subsidiaries (Hudson Global, Inc.) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Global, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Hudson Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Global, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 27, 2014

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue	$660,128	$777,577	$933,736
Direct costs	430,256	492,710	579,431
Gross margin	229,872	284,867	354,305
Operating expenses:
Salaries and related	179,505	205,412	252,785
Office and general	57,685	65,747	69,298
Marketing and promotion	4,978	6,126	7,816
Depreciation and amortization	6,406	6,438	6,251
Business reorganization expenses	6,721	7,782	720
Impairment of long-lived assets	1,336	—	—
Total operating expenses	256,631	291,505	336,870
Operating income (loss)	(26,759)	(6,638)	17,435
Non-operating income (expense):
Interest income (expense), net	(596)	(635)	(1,143)
Other income (expense), net	753	254	(44)
Income (loss) from continuing operations before provision for income taxes	(26,602)	(7,019)	16,248
Provision for (benefit from) income taxes	3,793	(1,684)	5,339
Net income (loss)	$(30,395)	$(5,335)	$10,909
Earnings (loss) per share:
Basic
Net income (loss) - basic	$(0.94)	$(0.17)	$0.35
Diluted
Net income (loss) - diluted	$(0.94)	$(0.17)	$0.34
Weighted-average shares outstanding:
Basic	32,493	32,060	31,566
Diluted	32,493	32,060	31,989
Comprehensive income (loss):
Net income (loss)	$(30,395)	$(5,335)	$10,909
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	(3,623)	2,169	(647)
Defined benefit pension plans - unrecognized net actuarial gain (loss) and prior service costs (credit), net of income taxes	260	(290)	—
Total other comprehensive income (loss), net of income taxes	(3,363)	1,879	(647)
Comprehensive income (loss)	$(33,758)	$(3,456)	$10,262

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$37,378	$38,653
Accounts receivable, less allowance for doubtful accounts of $1,108 and $1,167, respectively	85,901	107,216
Prepaid and other	8,762	11,543
Total current assets	132,041	157,412
Property and equipment, net	13,822	20,050
Deferred tax assets, non-current	7,124	9,816
Other assets	5,842	6,190
Total assets	$158,829	$193,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,747	$9,292
Accrued expenses and other current liabilities	54,722	55,960
Short-term borrowings	476	—
Accrued business reorganization expenses	3,810	1,916
Total current liabilities	68,755	67,168
Deferred rent and tenant improvement contributions	6,120	8,061
Income tax payable, non-current	3,872	3,845
Other non-current liabilities	5,697	7,853
Total liabilities	84,444	86,927
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 33,543 and 33,100 shares, respectively	34	33
Additional paid-in capital	475,461	473,372
Accumulated deficit	(417,422)	(387,027)
Accumulated other comprehensive income	17,173	20,536
Treasury stock, 211 and 79 shares, respectively, at cost	(861)	(373)
Total stockholders’ equity	74,385	106,541
Total liabilities and stockholders' equity	$158,829	$193,468

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(30,395)	$(5,335)	$10,909
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,406	6,438	6,251
Impairment of long-lived assets	1,336	—	—
Provision for (recovery of) doubtful accounts	(13)	(149)	132
Provision for (benefit from) deferred income taxes	3,140	(310)	1,272
Stock-based compensation	2,090	2,574	3,221
Gains on sale of assets	—	(558)	—
Other, net	562	481	131
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	19,442	27,144	(3,983)
Decrease (increase) in prepaid and other assets	1,227	3,448	(202)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,100)	(22,452)	(2,534)
Increase (decrease) in accrued business reorganization expenses	818	1,878	(1,801)
Net cash provided by (used in) operating activities	2,513	13,159	13,396
Cash flows from investing activities:
Capital expenditures	(2,557)	(8,647)	(6,832)
Proceeds from sale of assets	—	375	248
Net cash provided by (used in) investing activities	(2,557)	(8,272)	(6,584)
Cash flows from financing activities:
Borrowings under credit agreements	17,314	74,534	237,779
Repayments under credit agreements	(16,856)	(77,765)	(235,752)
Repayment of capital lease obligations	(467)	(443)	—
Purchase of restricted stock from employees	(488)	(600)	(388)
Net cash provided by (used in) financing activities	(497)	(4,274)	1,639
Effect of exchange rates on cash and cash equivalents	(734)	738	(672)
Net increase (decrease) in cash and cash equivalents	(1,275)	1,351	7,779
Cash and cash equivalents, beginning of the period	38,653	37,302	29,523
Cash and cash equivalents, end of the period	$37,378	$38,653	$37,302
Supplemental disclosures of cash flow information:
Cash payments during the period for interest	$235	$333	$1,059
Cash payments during the period for income taxes, net of refunds	$1,047	$2,985	$4,046

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at January 1, 2011	32,171	$32	$466,582	$(392,601)	$19,304	$(39)	$93,278
Net income (loss)	—	—	—	10,909	—	—	10,909
Other comprehensive income (loss), translation adjustments	—	—	—	—	(647)	—	(647)
Purchase of restricted stock from employees	(70)	—	—	—	—	(388)	(388)
Issuance of shares for 401(k) plan contribution	92	—	602	—	—	—	602
Stock-based compensation	504	1	3,602	—	—	—	3,603
Balance at December 31, 2011	32,697	$33	$470,786	$(381,692)	$18,657	$(427)	$107,357
Net income (loss)	—	—	—	(5,335)	—	—	(5,335)
Other comprehensive income (loss), translation adjustments	—	—	—	—	2,169	—	2,169
Other comprehensive income (loss), translation adjustments	—	—	—	—	(290)	—	(290)
Purchase of restricted stock from employees	(124)	—	—	—	—	(600)	(600)
Issuance of shares for 401(k) plan contribution	124	—	12	—	—	654	666
Stock-based compensation	324	—	2,574	—	—	—	2,574
Balance at December 31, 2012	33,021	$33	$473,372	$(387,027)	$20,536	$(373)	$106,541
Net income (loss)	—	—	—	(30,395)	—	—	(30,395)
Other comprehensive income (loss), translation adjustments	—	—	—	—	(3,623)	—	(3,623)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	260	—	260
Purchase of restricted stock from employees	(132)	—	—	—	—	(488)	(488)
Stock-based compensation	443	1	2,089	—	—	—	2,090
Balance at December 31, 2013	33,332	$34	$475,461	$(417,422)	$17,173	$(861)	$74,385

See accompanying notes to consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS
Hudson Global, Inc. and its subsidiaries (the “Company”) are comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe (“Hudson regional businesses” or “Hudson”). The Company provides specialized professional-level recruitment and related talent solutions worldwide. The Company’s core service offerings include Permanent Recruitment, Temporary Contracting, Legal eDiscovery, Recruitment Process Outsourcing (“RPO”) and Talent Management Solutions. As of December 31, 2013, the Company had approximately 1,700 employees operating in 20 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe.

The Company’s core service offerings include those services described below.
Permanent Recruitment: Offered on both a retained and contingent basis, Hudson’s Permanent Recruitment services leverage its consultants, psychologists and other professionals in the development and delivery of its proprietary methods to identify, select and engage the best-fit talent for critical client roles.
Temporary Contracting: In Temporary Contracting, Hudson provides a range of project management, interim management and professional contract staffing services. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals – either individually or as a team – are placed with client organizations for a defined period of time based on a client's specific business need.
Legal eDiscovery: Hudson's Legal eDiscovery services comprise eDiscovery solutions, managed document review (encompassing logistical deployment, project management, process design and productivity management), contract attorney staffing and is included within temporary contracting services. The most comprehensive of these is the Company’s full-service eDiscovery solution, providing an integrated system of discovery management and review technology deployment for both corporate and law firm clients.
RPO: Hudson RPO delivers both permanent recruitment and temporary contracting outsourced recruitment solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. Hudson RPO’s delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients’ ongoing business needs. Hudson RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions and recruitment consulting.
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities, the disclosures about contingent assets and liabilities, and the reported amounts of revenue and expenses. Such estimates include the value of allowances for doubtful accounts, insurance recovery receivable, goodwill, intangible assets, and other long-lived assets, legal reserve and provision, estimated self-insured liabilities, assumptions used in the fair value of stock-based compensation and the valuation of deferred tax assets. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates the estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

Instability in the global credit markets, the instability in the geopolitical environment in many parts of the world and other factors may continue to put pressure on global economic conditions and may in turn impact the aforementioned estimates and assumptions.

Nature of Business and Credit Risk

The Company's revenue is earned from professional placement services, mid-level employee professional staffing and temporary contracting services and human capital services. These services are provided to a large number of customers in many different industries. The Company operates throughout North America, the United Kingdom, Continental Europe, Australia, New Zealand and Asia. During 2013, no single client accounted for more than 10% of the Company's revenue. As of December 31, 2013, no single client accounted for more than 10% of the Company's outstanding accounts receivable.

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
Operating Expenses

Salaries and related expenses include the salaries, commissions, payroll taxes and employee benefits related to recruitment professionals, executive level employees, administrative staff and other employees of the Company who are not temporary contractors. Office and general expenses include occupancy, equipment leasing and maintenance, utilities, travel expenses, professional fees and provision for doubtful accounts. The Company expenses the costs of advertising and legal costs as incurred.

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

In December 2007, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin ("SAB") No. 110, “Certain Assumptions Used In Valuation Methods - Expected Term”. SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

In accordance with ASC 718, the Company reflects the tax savings resulting from tax deductions in excess of income tax benefits as a financing cash flow in its Consolidated Statement of Cash Flows, when applicable.

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
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 3 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	For The Year Ended December 31,
	2013
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$502,433	$114,743	$42,952	$660,128
Direct costs (1)	418,831	2,229	9,196	430,256
Gross margin	$83,602	$112,514	$33,756	$229,872

	For The Year Ended December 31,
	2012
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$579,914	$145,790	$51,873	$777,577
Direct costs (1)	478,126	$2,879	11,705	492,710
Gross margin	$101,788	$142,911	$40,168	$284,867

	For The Year Ended December 31,
	2011
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$692,665	$189,304	$51,767	$933,736
Direct costs (1)	564,462	$3,740	11,229	579,431
Gross margin	$128,203	$185,564	$40,538	$354,305

(1)
Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Permanent Recruitment and Other categories. Gross margin represents revenue less direct costs. The region where services are provided, the mix of contracting and permanent recruitment, and the functional nature of the staffing services provided can affect gross margin.

NOTE 4 – STOCK-BASED COMPENSATION
Equity Compensation Plans
The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan (the “ISAP”) pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, and restricted stock units as well as other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) will establish such conditions as it deems appropriate on the granting or vesting of stock options or restricted stock. While the Company historically granted both stock options and restricted stock to its employees, since 2008 the Company has primarily granted restricted stock to its employees.
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. As of December 31, 2013, there were 2,135,388 shares of the Company’s common stock available for future issuance.

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

A summary of the quantity and vesting conditions for restricted stock awards granted to its employees under ISAP for the year ended December 31, 2013 was as follows:

Vesting conditions	Number of Shares of Restricted Stock Granted	Number of Restricted Stock Units Granted	Total
Performance and service conditions (1) (2)	540,721	65,200	605,921
Vest 50% on each of the second and third anniversaries of the grant date with service conditions only	30,000	—	30,000
Immediately vested	1,100	2,820	3,920
Vest 100% on the second anniversary of the grant date with service conditions only	160,000	—	160,000
Vest 100% on the third anniversary of the grant date with service conditions only	120,000	—	120,000
Vest one-third on each of the first three anniversaries of the grant date with service conditions only	31,500	5,640	37,140
Total shares of stock award granted	883,321	73,660	956,981

(1)	The performance conditions with respect to restricted stock may be satisfied as follows:

(a)
50% of the shares of restricted stock may be earned on the basis of performance as measured by a “Take-out Ratio,” defined as the percentage of the direct, front line costs incurred for the year ended December 31, 2013 divided by the gross margin for the year ended December 31, 2013;

(b)
25% of the shares of restricted stock may be earned on the basis of performance as measured by an employee engagement score for the year ended December 31, 2013 based on an employee survey conducted by a global human resources consulting firm; and

(c)
25% of the shares of restricted stock may be earned on the basis of performance as measured by “Cash Efficiency,” defined as (1) cash flow from operations for the year ended December 31, 2013 divided by (2) gross margin minus selling, general and administrative expenses for the year ended December 31, 2013.

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

During the year ended December 31, 2013, the Company also granted 102,200 restricted stock units to its non-employee directors pursuant to the Director Plan.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

For the years ended December 31, 2013, 2012 and 2011, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units, which are included under the caption “Salaries and related” in the accompanying Consolidated Statements of Operations, were as follows:

	For The Year Ended December 31,
	2013	2012	2011
Stock options	$354	$704	$515
Restricted stock	1,274	1,275	2,411
Restricted stock units	462	595	295
Total	$2,090	$2,574	$3,221
Tax benefits recognized in jurisdictions where the Company has taxable income	$130	$105	$279

As of December 31, 2013 and 2012, unrecognized compensation expense and weighted average period over which the compensation expense is expected to be recognized relating to the unvested portion of the Company's stock options, restricted stock, and restricted stock unit awards, in each case, based on the Company's historical valuation treatment, were as follows:

	As of December 31,
	2013		2012
	Unrecognized Expense	Weighted Average Period in Years	Unrecognized Expense	Weighted Average Period in Years
Stock options	$85	0.36	$445	1.08
Restricted stock	$1,527	1.76	$1,806	1.38
Restricted stock units	$162	1.36	$182	1.52

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

The following were the weighted average assumptions used to determine the fair value of stock options granted by the Company and the details of option activity as of and for the respective periods:

		For The Year Ended December 31,
		2013	2012	2011
	Volatility	(a)	(a)	75.1%
	Risk free interest rate	(a)	(a)	2.3%
	Dividends	(a)	(a)	—%
	Expected life (years)	(a)	(a)	6.25
	Weighted average fair value of options granted during the period	(a)	(a)	$3.50

(a)	Stock option assumptions are not provided above because there were no options granted during the years ended December 31, 2013 and 2012.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Changes in the Company’s stock options for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For The Year Ended December 31,
	2013		2012		2011
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	1,238,650	$11.21	1,396,350	$11.36	1,548,300	$12.64
Granted	—	—	—	—	400,000	5.18
Expired	(438,300)	14.99	(157,700)	12.55	(551,950)	10.47
Options outstanding at December 31,	800,350	$9.15	1,238,650	$11.21	1,396,350	$11.36
Options exercisable at December 31,	600,350	$10.47	838,650	$13.96	938,850	$12.71

The cash proceeds from the exercise of stock options, associated income tax benefits, and total intrinsic value for stock options exercised based on the closing price of the Company's common stock were nil for the years ended December 31, 2013, 2012 and 2011.

The weighted average remaining contractual term and the aggregated intrinsic value for stock options outstanding and exercisable as of December 31, 2013 and 2012 were as follows:

	As of December 31,
	2013		2012
	Remaining Contractual Term in Years	Aggregated Intrinsic Value	Remaining Contractual Term in Years	Aggregated Intrinsic Value
Stock options outstanding	4.89	$—	4.4	$—
Stock options exercisable	4.07	$—	2.5	$—

Restricted Stock
Changes in the Company’s restricted stock for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For The Year Ended December 31,
	2013		2012		2011
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	1,028,916	$4.87	1,166,082	$5.12	953,037	$3.64
Granted	883,321	2.44	638,230	4.59	743,625	6.22
Vested	(406,158)	5.09	(461,200)	4.86	(295,065)	4.09
Forfeited	(508,277)	4.16	(314,196)	5.26	(235,515)	3.86
Unvested restricted stock at December 31,	997,802	$3.00	1,028,916	$4.87	1,166,082	$5.12

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The total fair value of restricted stock vested during the years ended December 31, 2013, 2012 and 2011 were as follows:

	For The Year Ended December 31,
	2013	2012	2011
Fair value of restricted stock vested	$1,596	$2,239	$1,207

Restricted Stock Units
Changes in the Company’s restricted stock units arising from grants to certain employees and non-employees directors for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For The Year Ended December 31,
	2013		2012		2011
	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	100,000	$5.18	100,000	$5.18	—	$—
Granted	175,860	2.90	76,023	5.13	127,376	5.37
Vested	(154,991)	3.81	(76,023)	5.13	(27,376)	6.05
Forfeited	(5,000)	2.42	—	—	—	—
Unvested restricted stock units at December 31,	115,869	$3.65	100,000	$5.18	100,000	$5.18

The total fair value of restricted stock units vested during the years ended December 31, 2013, 2012 and 2011 were as follows:

	For The Year Ended December 31,
	2013	2012	2011
Fair value of restricted stock units vested	$461	$390	$166

Defined Contribution Plan and Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. For the years ended December 31, 2013, 2012 and 2011, the Company’s expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	For The Year Ended December 31,
($ in thousands, except otherwise stated)	2013	2012	2011
Expense recognized for the 401(k) plan	$483	$635	$686
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	—	124	92
Market value per share of the Company's common stock on contribution date (in dollars)	$—	$5.35	$6.55
Non-cash contribution made for employer matching liability	$—	$666	$602
Additional cash contribution made for employer-matching liability	651	—	—
Total contribution made for employer-matching liability	$651	$666	$602

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 5 – INCOME TAXES

Income Tax Provision

The domestic and foreign components of income (loss) before income taxes from continuing operations were as follows:

	Year ended December 31,
	2013	2012	2011
Domestic	$(7,693)	$(400)	$6,313
Foreign	(18,909)	(6,619)	9,935
Income (loss) from continuing operations before provision for income taxes	$(26,602)	$(7,019)	$16,248

The provision for (benefit from) income taxes from continuing operations was as follows:

	Year ended December 31,
	2013	2012	2011
Current tax provision (benefit):
U.S. Federal	$—	$—	$—
State and local	154	(3,214)	239
Foreign	499	1,840	3,828
Total current provision for (benefit from) income taxes	653	(1,374)	4,067
Deferred tax provision (benefit):
U.S. Federal	—	—	—
State and local	—	—	—
Foreign	3,140	(310)	1,272
Total deferred provision for (benefit from) income taxes	3,140	(310)	1,272
Total provision for (benefit from) income taxes from continuing operations	$3,793	$(1,684)	$5,339

Tax Rate Reconciliation

The effective tax rates for the years ended December 31, 2013, 2012 and 2011 were (14.3)%, 24.0% and 32.9%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% due to the inability to recognize tax benefits on losses, state taxes, non-deductible expenses such as certain acquisition related payments, variations from the U.S. tax rate in foreign jurisdictions and taxes on repatriations of foreign profits. The following is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2013, 2012 and 2011 to the U.S. Federal statutory rate of 35%:

	Year ended December 31,
	2013	2012	2011
Provision for (benefit from) continuing operations at Federal statutory rate of 35%	$(9,311)	$(2,457)	$5,687
State income taxes, net of Federal income tax effect	17	(2,089)	155
Change in valuation allowance	7,949	2,545	(3,284)
Taxes related to foreign income	1,223	(2,505)	(112)
Nondeductible expenses and others	3,915	2,822	2,893
Provision for (benefit from) income tax	$3,793	$(1,684)	$5,339

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Deferred Taxes Assets (Liabilities)

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Net deferred tax assets were included in other current assets and other assets in the accompanying Consolidated Balance Sheets. Significant temporary differences at December 31, 2013 and 2012 were as follows:

	As of December 31,
	2013	2012
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$201	$145
Accrued and other current liabilities	1,057	1,015
Accrued compensation liabilities	1,972	2,886
Current deferred tax assets (liabilities), gross, total	3,230	4,046
Valuation allowance	(1,689)	(610)
Total current deferred tax asset, net of valuation allowance	1,541	3,436
Non-current deferred tax assets (liabilities):
Property and equipment	2,217	3,355
Goodwill and intangibles	10,990	14,434
Accrued and other non-current liabilities	2,410	1,775
Deferred compensation	2,542	3,613
Tax loss carry-forwards	149,296	140,068
Non-current deferred tax assets (liabilities), gross, total	167,455	163,245
Valuation allowance	(160,589)	(153,718)
Total non-current deferred tax asset (liabilities), net of valuation allowance	6,866	9,527
Deferred tax assets (liabilities), net of valuation allowance, total	$8,407	$12,963

Net Operating Losses (“NOLs”) and Valuation Allowance

At December 31, 2013, the Company had net NOLs for U.S. Federal tax purposes of approximately $300,243. This total includes approximately $16,584 of tax losses that were not absorbed by Monster Worldwide, Inc. ("Monster") on its consolidated U.S. Federal tax returns through the spin off of the Company on April 1, 2003. NOLs expire at various dates through 2033. The NOL balance does not include a deduction in the amount of $5,118 attributable to stock options and restricted stock until such time as the Company recognizes the deferred tax asset associated with such deduction. The Company's utilization of NOLs is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which may limit our ability to utilize all of the existing NOLs before the expiration dates. As of December 31, 2013, certain international subsidiaries had NOLs for local tax purposes of $125,450. With the exception of $109,802 of NOLs with an indefinite carry forward period as of December 31, 2013, these losses will expire at various dates through 2033, with $4,609 scheduled to expire during 2014.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. As of December 31, 2013, $143,487 of the valuation allowance relates to the deferred tax asset for NOLs, $114,093 of which is U.S. Federal and state, and $29,394 of which is foreign, that management has determined will more likely than not expire prior to realization. The remaining valuation allowance of $18,791 relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company's U.S. and foreign tax losses.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Uncertain Tax Positions
As of December 31, 2013 and 2012, the Company's unrecognized tax benefits, including interest and penalties, which would lower the Company’s annual effective income tax rate if recognized in the future, were as follows:

	As of December 31,
	2013	2012
Unrecognized tax benefits, excluding interest and penalties	$3,086	$3,144
Accrued interest and penalties	786	701
Total unrecognized tax benefits that would impact effective tax rate	$3,872	$3,845

The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits, exclusive of interest and penalties:

Balance at January 1, 2013	$3,144
Additions based on tax positions related to the current year	219
Additions for tax positions of prior years	133
Reductions for tax positions of prior years	(160)
Settlements	—
Lapse of statute of limitations	(221)
Currency Translation	(29)
Balance at December 31, 2013	$3,086
Estimated interest and penalties classified as part of the provision for income taxes in the Company’s Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011 were as follow:

	Year ended December 31,
	2013	2012	2011
Expense for (benefit of) estimated interest and penalties related to unrecognized tax benefits	$108	$(909)	$(230)
Based on information available as of December 31, 2013, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $600 to $900 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or the statutes of limitations for those years when the NOLs are used or expire. As of December 31, 2013, the Company's open tax years remain subject to examination by the relevant tax authorities and currently under income tax examination were principally as follows:

Year
Earliest tax years remain subject to examination by the relevant tax authorities:
U.S. Federal	2010
Other U.S. state and local jurisdictions	2009
U.K.	2012
Australia	2009
Majority of other foreign jurisdictions	2008
The Company believes that its tax reserves are adequate for all years subject to examination above.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 6 – EARNINGS (LOSS) PER SHARE
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations were as follows:

	Year Ended
	December 31,
	2013	2012	2011
Earnings (loss) per share ("EPS"):
Basic
Net income (loss) - basic EPS	$(0.94)	$(0.17)	$0.35
Diluted
Net income (loss) - diluted EPS	$(0.94)	$(0.17)	$0.34
EPS numerator - basic and diluted:
Net income (loss)	$(30,395)	$(5,335)	$10,909
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,493	32,060	31,566
Common stock equivalents: stock options and other stock-based awards (a)	—	—	423
Weighted average number of common stock outstanding - diluted	32,493	32,060	31,989

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the years ended December 31, 2013, 2012 and 2011 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Year Ended
	December 31,
	2013	2012	2011
Unvested restricted stock	997,802	1,028,916	104,175
Unvested restricted stock units	115,869	100,000	—
Stock options	800,350	1,238,650	1,396,350
Total	1,914,021	2,367,566	1,500,525

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 7 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012 was as follows:

	As of December 31,
	2013	2012
Included under the caption "Other assets":
Collateral accounts	$619	$619
Rental deposits	1,195	1,301
Total amount under the caption "Other assets":	$1,814	$1,920
Included under the caption "Prepaid and other":
Client guarantees	$61	$102
Other	172	142
Total amount under the caption "Prepaid and other"	$233	$244
Total restricted cash	$2,047	$2,164

Collateral accounts primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy. The rental deposits with banks include amounts held as guarantees for the rent on the Company’s offices in the Netherlands and rental deposit from subtenants in the United Kingdom ("U.K."). Other includes a deposit for business license in the Switzerland and social tax payment reserves, which were held with banks for employee social tax payments required by law in the Netherlands. The client guarantees were held in banks in Belgium as deposits for various client projects.

NOTE 8 – PROPERTY AND EQUIPMENT, NET
As of December 31, 2013 and 2012, property and equipment, net were as follows:

	As of December 31,
	2013	2012
Computer equipment	$9,395	$10,889
Furniture and equipment	6,379	7,840
Capitalized software costs	26,962	28,877
Leasehold and building improvements	20,816	24,650
	63,552	72,256
Less: accumulated depreciation and amortization	49,730	52,206
Property and equipment, net	$13,822	$20,050

The Company had expenditures of approximately $595 and $778 for acquired property and equipment, mainly consisting of software development, fixtures, computer equipment and leasehold improvements, which had not been placed in service as of December 31, 2013 and 2012, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Impairment of Long-Lived Assets

During the fourth quarter of 2013, the Company experienced an increase in the rate of revenue decline in certain markets in which the Company operates and termination of a software project under development in the U.K. These events were deemed to be triggering events that required the Company to perform an impairment assessment with respect to long-lived assets, primarily property and equipment. With respect to these long-lived assets, the Company estimated future cash flows over their expected life, and determined that, on an undiscounted basis, the expected cash flows exceeded their carrying value. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. The fair values of long-lived assets are based on the Company's own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. These measurements are classified as Level 3 within the fair value hierarchy. For the year ended December 31, 2013, the Company recorded charges for the impairment of long-lived assets of $1,336 under the caption “Impairment of long-lived assets” in the accompanying Consolidated Statements of Operations.
Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Consolidated Balance Sheets as of December 31, 2013 and 2012. A summary of the Company’s equipment acquired under capital lease agreements was as follows:

	As of December 31,
	2013	2012
Capital lease obligation, current	$315	$467
Capital lease obligation, non-current	$9	$324

The Company acquired nil and $61 of property and equipment under capital lease agreements for the years ended December 31, 2013 and 2012, respectively. Capital expenditures for the year ended December 31, 2012 included $3,949 of landlord-funded tenant improvements for the Company's leased property in Sydney, Australia.

NOTE 9 – GOODWILL

The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption of Other Assets in the accompanying Condensed Consolidated Balance Sheets, for the years ended December 31, 2013 and 2012. The goodwill is related to the Company’s acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

	Carrying Value
	2013	2012
Goodwill, January 1,	$2,020	$1,992
Currency translation	58	28
Goodwill, December 31,	$2,078	$2,020

On October 1, 2013 and 2012, the Company applied ASU 2011-08, “Testing Goodwill for Impairment” and performed a quantitative and qualitative assessments, respectively, to determine whether it was more likely than not that the fair value of its China reporting unit was less than its carrying value. At the conclusion of its assessment, the Company determined that no impairment of goodwill existed in its China reporting unit as of October 1, 2013 and 2012. During the fourth quarter of 2013, the Company performed an impairment assessment with respect to goodwill in connection with the impairment testing of long-lived assets. At the conclusion of its assessment, the Company determined that no impairment of goodwill existed in its China reporting unit as of December 31, 2013.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2013 and 2012, the Company's accrued expenses and other current liabilities consisted of the following:

	December 31,
	2013	2012
Salaries, commissions and benefits	$31,196	$30,051
Sales, use and income taxes	11,225	11,161
Fees for professional services	1,403	1,773
Rent	1,774	2,299
Deferred revenue	1,772	1,623
Other accruals	7,352	9,053
Total accrued expenses and other liabilities	$54,722	$55,960

NOTE 11 – BUSINESS REORGANIZATION EXPENSES
In January 2012, the Company’s Chief Executive Officer approved a $1,000 plan of reorganization (“2012 Plan”) to streamline the Company’s support operations in each of Hudson’s regional businesses to match the aggregated operating segments and to improve support services to the Company’s regional and global professional business practices. The 2012 Plan primarily includes costs for actions to reduce support functions to match them to the revised operating structure. In April 2012, the Board of Directors (the “Board”) of the Company approved increases of up to $9,000, and in February 2013 the Board approved further increases of up to $4,000, for additional actions under the 2012 Plan. On December 17, 2013, the Board approved a further increase of up to $3,600 for additional actions under the 2012 Plan, consisting primarily of actions to reduce support functions and other operating costs. Restructuring charges associated with these initiatives for the 2012 Plan primarily included employee separation costs for the elimination of 96 positions. The headcount reductions identified in this action are expected to be completed in the first quarter of fiscal 2014 with the related payments to be completed in fiscal 2014. The payments include, but are not limited to, salaries, social pension fund payments, health care and unemployment insurance costs to be paid to or on behalf of the affected employees.
The Board approved other reorganization plans in 2009, 2008, and 2006 (“Previous Plans”) to streamline the Company’s support operations and included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. Business reorganization expenses for the years ended December 31, 2013, 2012 and 2011 for the 2012 Plan and the Previous Plans, collectively, were as follows:

	Year Ended December 31,
	2013	2012	2011
Previous Plans	—	2,329	720
2012 Plan	6,721	5,453	—
Total	$6,721	$7,782	$720

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered during the year ended December 31, 2013. The amounts for Changes in Estimate and Additional Charges are classified as business reorganization expenses in the Company’s Consolidated Statements of Operations and Other Comprehensive Income (Loss). Amounts in the “Payments” column represent primarily the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the year ended December 31, 2013 were as follows:

	December 31, 2012	Changes in Estimate	Additional Charges	Payments	December 31, 2013
Lease termination payments	$2,678	$(21)	$1,305	$(1,517)	$2,445
Employee termination benefits	715	—	4,977	(3,912)	1,780
Other associated costs	27	—	460	(431)	56
Total	$3,420	$(21)	$6,742	$(5,860)	$4,281

Lease Termination Payments

The business reorganization expenses incurred for lease termination for the years ended December 31, 2013, 2012 and 2011 by segment were as follows:

Lease termination payments for the year ended December 31,	Hudson	Hudson	Hudson
	Americas	Asia Pacific	Europe	Corporate	Total
2013	$(22)	$445	$861	$—	$1,284
2012	$179	$613	$2,491	$—	$3,283
2011	$—	$—	$708	$—	$708

Employee Termination Benefits

The business reorganization expenses incurred for employee termination benefits for the years ended December 31, 2013, 2012 and 2011 by segment were as follows:

Employee termination benefits for the year ended December 31,	Hudson	Hudson	Hudson
	Americas	Asia Pacific	Europe	Corporate	Total
2013	$1,319	$505	$2,363	$790	$4,977
2012	$811	$674	$2,539	$359	$4,383
2011	$—	$—	$—	$—	$—

Contract Cancellation Costs

The business reorganization expenses incurred for contract cancellation costs for the years ended December 31, 2013, 2012 and 2011 by segment were as follows:

Contract Cancellation Costs for the year ended December 31,	Hudson	Hudson	Hudson
	Americas	Asia Pacific	Europe	Corporate	Total
2013	$—	$37	$423	$—	$460
2012	$16	$(2)	$101	$—	$115
2011	$—	$—	$12	$—	$12

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under operating leases that expire at various dates through 2027. Some of the operating leases provide for increasing rents over the term of the lease. Total rent expense under these leases is recognized ratably over the lease terms. As of December 31, 2013, future minimum lease commitments under non-cancelable operating leases, which will be expensed as direct costs (for contractor project space) and office and general expenses, were as follows:

2014	$21,291
2015	18,989
2016	17,069
2017	12,917
2018	11,256
Thereafter	14,150
$95,672

Rent and related expenses for operating leases of facilities and equipment recorded under the caption “Office and general” in the accompanying Consolidated Statements of Operations were $17,905, $19,669, and $20,193 for the years ended December 31, 2013, 2012 and 2011, respectively. Commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2013.
Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The current portion of asset retirement obligations are included under the caption “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets. The non-current portion of asset retirement obligations are included under the caption “Other non-current liabilities” in the Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Consolidated Balance Sheets as of December 31, 2013 and 2012 were as follows:

	As of December 31,
	2013	2012
Current portion of asset retirement obligations	$6	$52
Non-current portion of asset retirement obligations	2,527	2,769
Total asset retirement obligations	$2,533	$2,821
Consulting and Employment Agreements
The Company has entered into various consulting, and employment agreements with certain key members of management. These agreements generally (i) are one year in length, (ii) contain restrictive covenants, (iii) under certain circumstances, provide for compensation and subject to providing the Company with a release, severance payments, and (iv) are automatically renewed annually unless either party gives sufficient notice of termination.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $745 and $411 as of December 31, 2013 and 2012, respectively.

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

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

The details of the Revolver Agreement as of December 31, 2013 were as follows:

December 31, 2013
Borrowing base	$20,214
Less: adjustments to the borrowing base
Minimum excess availability	(10,000)
Outstanding letters of credits	(1,557)
Adjusted borrowing base	8,657
Less: outstanding borrowing	—
Additional borrowing availability	$8,657
Interest rates on outstanding borrowing	5.00%

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

(2)	upon the occurrence of a Trigger Event, a minimum required Fixed Charge Coverage Ratio of 1.1x;

(3)	a requirement to maintain a minimum EBITDA (as defined in the Revolver Agreement) for the Company’s North American and U.K. operations of at least $1,000;

(4)	a limit on the payment of dividends of not more than $5,000 per year and subject to certain conditions;

(5)	restrictions on the ability of the Company to make additional borrowings, acquire, merge or otherwise fundamentally change the ownership of the Company or repurchase the Company’s stock;

(6)	a limit on investments, and a limit on acquisitions of not more than $25,000 in cash and $25,000 in non-cash consideration per year, subject to certain conditions set forth in the Revolver Agreement;

(7)	a limit on dispositions of assets of not more than $4,000 per year;

(8)
a limit on the aggregate cumulative amount of cash outflows from the borrowers and guarantors under the Revolver Agreement ("Loan Parties") to affiliates of the Company that are not Loan Parties not to exceed the aggregate cumulative amount of cash inflows from (i) affiliates of the Company that are not Loan Parties to Loan Parties, (ii) equity offerings by the Company and (iii) the proceeds of divestiture or asset sales, in the case of each of the following periods, by more than $5,000 for any quarterly compliance testing period beginning after March 1, 2013 or in the aggregate through December 31, 2013 or for any twelve-month period ending as of the end of each fiscal quarter commencing with the twelve-month period ending December 31, 2013.

The Company was in compliance with all financial covenants under the Revolver Agreement as of December 31, 2013.
Credit Agreement with Westpac Banking Corporation

On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a facility agreement with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”). On September 30, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a waiver letter to waive compliance with a financial covenant contained in the facility agreement at the September 30, 2013 and December 31, 2013 testing dates, and on December 19, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a Deed of Variation to the facility agreement (as amended, the “Facility Agreement”) to amend certain terms and conditions of the Facility Agreement.
The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $13,373 (AUD15,000) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $2,877 (NZD3,500) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $4,458 (AUD5,000) (“Tranche C”) for the Australian subsidiary.
The Facility Agreement does not have a stated maturity date and can be terminated by Westpac upon 90 days written notice. Borrowings under Tranche A may be made with an interest rate based on the Invoice Finance 30-day Bank Bill Rate (as defined in the Facility Agreement) plus a margin of 0.90%. Borrowings under Tranche B may be made with an interest rate based on the Commercial Lending Rate (as defined in the Facility Agreement) plus a margin of 0.83%. Each of Tranche A and Tranche B bears a fee, payable monthly, equal to 0.90% and 0.65%, respectively, of the size of Westpac’s commitment under such tranche. Borrowings under Tranche C may be made incurring a fee equal to 1.80% of the face value of the financial guarantee requested. Amounts owing under the Facility Agreement are secured by substantially all of the assets of the Australian subsidiary, its Australian parent company and the New Zealand subsidiary (collectively, the “Obligors”) and certain of their subsidiaries.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The details of the Facility Agreement as of December 31, 2013 were as follows:

December 31, 2013
Tranche A:
Borrowing capacity	$13,373
Less: outstanding borrowing	—
Additional borrowing availability	$13,373
Interest rates on outstanding borrowing	4.53%
Tranche B:
Borrowing capacity	$2,877
Less: outstanding borrowing	—
Additional borrowing availability	$2,877
Interest rates on outstanding borrowing	6.03%
Tranche C:
Financial guarantee capacity	$4,458
Less: outstanding financial guarantee requested	(3,297)
Additional availability for financial guarantee	$1,161
Interest rates on financial guarantee requested	1.80%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the December 31, 2013 testing date of not less than the higher of 80% of the Tangible Net Worth as of the last day of the previous calendar quarter and $15,601 (AUD17,500) and thereafter, for the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar quarter and AUD17,500; (2) a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.0x for the trailing twelve month period at the December 31, 2013 and March 31, 2014 testing dates,1.1x at the June 30, 2014 testing date and 1.5x at all other testing dates thereafter; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of December 31, 2013.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, and Singapore. As of December 31, 2013, the Netherlands subsidiary could borrow up to $3,236 (€2,354) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary had a $1,375 (€1,000) overdraft facility as of December 31, 2013. Borrowings under the Belgium and the Netherlands lending arrangements may be made using an interest rate based on the one month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.72% as of December 31, 2013. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $792 (SGD1,000) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.0% on December 31, 2013. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. The outstanding borrowings under the Netherlands, Belgium, and Singapore lending agreements were $476 as of December 31, 2013.
The average monthly outstanding borrowings for the Revolver Agreement, Facility Agreement and the various credit agreements in the Netherlands, Belgium, and Singapore was $322 for the year ended December 31, 2013. The weighted average interest rate on all outstanding borrowings as of December 31, 2013 was 2.64%.

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

NOTE 14 – SHELF REGISTRATION AND STOCKHOLDER RIGHTS PLAN
Acquisition Shelf Registration Statement
The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of December 31, 2013, all of the 1,350,000 shares were available for issuance.

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

NOTE 15 – SEGMENT AND GEOGRAPHIC DATA
Segment Reporting
The Company operates in three reportable segments: the Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe. Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, marketing, human resources, accounting, administration, tax and treasury, the majority of which are attributable to and have been allocated to the reportable segments. Segment information is presented in accordance with ASC 280, “Segments Reporting.” This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable, net and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2013
Revenue, from external customers	$139,003	$232,748	$288,377	$—	$—	$660,128
Inter-segment revenue	(2)	—	107	—	(105)	—
Total revenue	$139,001	$232,748	$288,484	$—	$(105)	$660,128
Gross margin, from external customers	$34,243	$87,161	$108,468	$—	$—	$229,872
Inter-segment gross margin	(4)	(70)	86	—	(12)	—
Total gross margin	$34,239	$87,091	$108,554	$—	$(12)	$229,872
Business reorganization expenses (recovery)	$1,297	$989	$3,646	$789	$—	$6,721
Impairment of long-lived assets	$—	$257	$1,079	$—	$—	$1,336
EBITDA (loss) (a)	$(268)	$(3,227)	$(8,772)	$(7,333)	$—	$(19,600)
Depreciation and amortization	976	3,192	1,594	644	—	6,406
Intercompany interest income (expense), net	—	(1,254)	(532)	1,786	—	—
Interest income (expense), net	(23)	(183)	23	(413)	—	(596)
Income (loss) from continuing operations before income taxes	$(1,267)	$(7,856)	$(10,875)	$(6,604)	$—	$(26,602)
Provision for (benefit from) income taxes	$171	$3,489	$5	$128	$—	$3,793
As of December 31, 2013
Accounts receivable, net	$14,534	$24,647	$46,720	$—	$—	$85,901
Long-lived assets, net of accumulated depreciation and amortization	$1,509	$9,179	$3,492	$1,693	$—	$15,873
Total assets	$18,338	$55,234	$74,877	$10,380	$—	$158,829

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2012
Revenue, from external customers	$169,216	$288,144	$320,217	$—	$—	$777,577
Inter-segment revenue	—	91	88	—	(179)	—
Total revenue	$169,216	$288,235	$320,305	$—	$(179)	$777,577
Gross margin, from external customers	$43,164	$117,428	$124,275	$—	$—	$284,867
Inter-segment gross margin	(13)	12	1	—	—	—
Total gross margin	$43,151	$117,440	$124,276	$—	$—	$284,867
Business reorganization expenses (recovery)	$1,007	$1,285	$5,131	$359	$—	$7,782
Impairment of long-lived assets	$—	$—	$—	$—	$—	$—
EBITDA (loss) (a)	$1,268	$5,355	$(2,955)	$(3,614)	$—	$54
Depreciation and amortization	1,097	3,197	1,503	641	—	6,438
Intercompany interest income (expense), net	—	(3,988)	(435)	4,423	—	—
Interest income (expense), net	(57)	(236)	51	(393)	—	(635)
Income (loss) from continuing operations before income taxes	$114	$(2,066)	$(4,842)	$(225)	$—	$(7,019)
Provision for (benefit from) income taxes	(3,061)	(527)	1,486	418		(1,684)
As of December 31, 2012
Accounts receivable, net	$26,168	$32,835	$48,213	$—	$—	$107,216
Long-lived assets, net of accumulated depreciation and amortization	$2,230	$12,909	$5,048	$1,971	$—	$22,158
Total assets	$31,399	$72,517	$76,381	$13,171	$—	$193,468

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2011
Revenue, from external customers	$192,217	$359,108	$382,411	$—	$—	$933,736
Inter-segment revenue	20	39	135	—	(194)	—
Total revenue	$192,237	$359,147	$382,546	$—	$(194)	$933,736
Gross margin, from external customers	$50,778	$146,917	$156,610	$—	$—	$354,305
Inter-segment gross margin	(1)	(83)	107	—	(23)	—
Total gross margin	$50,777	$146,834	$156,717	$—	$(23)	$354,305
Business reorganization expenses (recovery)	$—	$—	$720	$—	$—	$720
Impairment of long-lived assets	$—	$—	$—	$—	$—	$—
EBITDA (loss) (a)	$3,482	$14,180	$8,071	$(2,091)	$—	$23,642
Depreciation and amortization	1,092	2,922	1,642	595	—	6,251
Intercompany interest income (expense), net	—	(7,339)	(523)	7,864	(2)	—
Interest income (expense), net	(42)	(659)	55	(497)	—	(1,143)
Income (loss) from continuing operations before income taxes	$2,348	$3,260	$5,961	$4,681	$(2)	$16,248
Provision for (benefit from) income taxes	$500	$900	$3,214	$725	$—	$5,339
As of December 31, 2011
Accounts receivable, net	$24,750	$49,918	$56,821	$—	$—	$131,489
Long-lived assets, net of accumulated depreciation and amortization	$2,557	$9,997	$4,939	$2,536	$—	$20,029
Total assets	$29,818	$81,161	$86,156	$19,411	$—	$216,546

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Geographic Data Reporting
A summary of revenues for the years ended December 31, 2013, 2012 and 2011 and long-lived assets and net assets by geographic area as of December 31, 2013, 2012 and 2011 were as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For the Year Ended December 31, 2013
Revenue (a)	$187,413	$169,998	$138,005	$100,964	$62,750	$998	$660,128
For the Year Ended December 31, 2012
Revenue (a)	$210,933	$218,537	$167,196	$109,100	$69,791	$2,020	$777,577
For the Year Ended December 31, 2011
Revenue (a)	$258,766	$277,646	$190,094	$121,935	$83,172	$2,123	$933,736
As of December 31, 2013
Long-lived assets, net of accumulated depreciation and amortization (b)	$2,890	$5,838	$3,171	$593	$3,341	$40	$15,873
Net assets	$21,479	$18,938	$15,819	$7,169	$10,791	$189	$74,385
As of December 31, 2012
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,629	$9,015	$4,152	$1,411	$3,895	$56	$22,158
Net assets	$26,750	$31,036	$26,404	$7,975	$14,122	$254	$106,541
As of December 31, 2011
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,122	$5,972	$5,067	$1,805	$4,029	$34	$20,029
Net assets	$29,290	$30,521	$22,223	$10,933	$14,028	$362	$107,357

(a)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.
(b)     Comprised of property and equipment and goodwill. Corporate assets are included in the United States.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For The Year Ended December 31, 2013
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue	$165,678	$171,360	$163,587	$159,503
Gross margin	$56,677	$60,504	$55,796	$56,895
Operating income (loss)	$(8,542)	$(5,424)	$(5,140)	$(7,653)
Net income (loss)	$(8,241)	$(5,811)	$(5,047)	$(11,296)
Basic earnings (loss) per share	$(0.25)	$(0.18)	$(0.15)	$(0.35)
Diluted earnings (loss) per share	$(0.25)	$(0.18)	$(0.15)	$(0.35)
Basic weighted average shares outstanding (in thousands)	32,344	32,717	32,600	32,600
Diluted weighted average shares outstanding (in thousands)	32,344	32,717	32,600	32,600
Common stock equivalents and outstanding stock options excluded from the calculation of diluted earnings (loss) per share (in thousands)	1,725	1,972	2,191	1,914

	For The Year Ended December 31, 2012
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue	$200,590	$204,838	$187,873	$184,276
Gross margin	$73,208	$77,068	$67,666	$66,925
Operating income (loss)	$(3,702)	$(3,167)	$(1,600)	$1,831
Net income (loss)	$(3,221)	$394	$(2,165)	$(343)
Basic earnings (loss) per share	$(0.10)	$0.01	$(0.07)	$(0.01)
Diluted earnings (loss) per share	$(0.10)	$0.01	$(0.07)	$(0.01)
Basic weighted average shares outstanding (in thousands)	31,765	32,122	32,156	32,169
Diluted weighted average shares outstanding (in thousands)	31,765	32,486	32,156	32,169
Common stock equivalents and outstanding stock options excluded from the calculation of diluted earnings (loss) per share (in thousands)	2,793	1,939	2,654	2,368

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management's Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management's Annual Report on Internal Control Over Financial Reporting”.

Report of Independent Registered Public Accounting Firm

The audit report required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm”.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the caption “Principal Stockholders.”

Equity Compensation Plan Information

The following table presents information on the Company's equity compensation plans as of December 31, 2013.

	Number of shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)

	A		B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	400,350		$13.12	—	(1)
2009 Incentive Stock and Awards Plan	—		—	2,135,388	(1)
Employee Stock Purchase Plan	—		—	116,329	(2)
Equity Compensation Plans not approved by stockholders	400,000	(3)	5.18	—	(4)
Total	800,350		$9.15	2,251,717

(1)
Excludes 1,063,671 shares of unvested restricted common stock and restricted stock units previously issued under the Hudson Global, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.

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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

HUDSON GLOBAL, INC.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating expenses:
Selling, general and administrative expenses	$15,953	$18,272	$19,860
Depreciation and amortization	645	641	595
Business reorganization expenses	790	359	—
Operating loss	(17,388)	(19,272)	(20,455)
Other income (expense):
Interest, net	105	43	28
Corporate costs allocation and other, net	9,412	15,016	17,770
Equity in earnings (losses) of subsidiaries, net of income taxes	(22,522)	(1,103)	13,557
Income (loss) from continuing operations before provision for income taxes	(30,393)	(5,316)	10,900
Provision for (benefit from) income taxes	2	19	(9)
Net income (loss)	$(30,395)	$(5,335)	$10,909

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
(in thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$7,470	$9,475
Prepaid and other	449	534
Total current assets	7,919	10,009
Property and equipment, net	1,694	1,971
Investment in and advances to/from subsidiaries	67,821	98,648
Other assets	766	1,193
Total assets	$78,200	$111,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	2,621	$3,523
Total current liabilities	2,621	3,523
Deferred rent and other non-current liabilities	1,194	1,757
Total liabilities	3,815	5,280
Stockholders’ equity	74,385	106,541
Total liabilities and stockholders' equity	$78,200	$111,821

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(30,395)	$(5,335)	$10,909
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividends received from subsidiaries	2,341	6,255	4,515
Non-cash (income) losses from subsidiaries, net of taxes	22,522	1,103	(13,557)
Depreciation and amortization	645	641	595
Stock-based compensation	953	1,479	1,292
Other, net	368	368	365
Changes in assets and liabilities:
(Increase) decrease in prepaid and other assets	144	1,151	(987)
(Increase) decrease in due from subsidiaries	10,409	(6,736)	7,093
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,597)	(2,443)	(828)
Increase (decrease) in accrued business reorganization expenses	134	40	—
Net cash provided by (used in) operating activities	5,524	(3,477)	9,397
Cash flows from investing activities:
Capital expenditures	(368)	(76)	(367)
Advances to and investments in subsidiaries, net	(6,673)	—	(1,438)
Net cash provided by (used in) investing activities	(7,041)	(76)	(1,805)
Cash flows from financing activities:
Borrowings under credit facility	514	6,862	37,963
Repayments under credit facility	(514)	(6,862)	(37,963)
Purchase of restricted stock from employees	(488)	(600)	(388)
Net cash provided by (used in) financing activities	(488)	(600)	(388)
Net (decrease) increase in cash and cash equivalents	(2,005)	(4,153)	7,204
Cash and cash equivalents, beginning of the period	9,475	13,628	6,424
Cash and cash equivalents, end of the period	$7,470	$9,475	$13,628

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands)

NOTE 1 - BASIS OF PRESENTATION

Hudson Global, Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business through its subsidiaries. As specified in certain of its subsidiaries' credit agreements in the Netherlands, Australia and New Zealand, there are restrictions on the Parent Company's ability to obtain funds from certain of its subsidiaries through dividends, intercompany expenses or interest (refer to Note 13, “Credit Agreements”, to the Company's Consolidated Financial Statements). As of December 31, 2013, the Company was in a stockholders' equity position of $74,385, and approximately $26,775 constituted restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X. The restricted net assets of the Company's subsidiaries exceeded 25% of the consolidated net assets of the Company and its subsidiaries, thus requiring this Schedule I, “Condensed Financial Information of the Registrant.” Accordingly, the results of operations and cash flows for the years ended December 31, 2013, 2012 and 2011, and the balance sheets as of December 31, 2013 and 2012 have been presented on a “Parent-only” basis. In these statements, the Company's investments in its consolidated subsidiaries are presented under the equity method of accounting. The Parent-only financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements included elsewhere herein.

NOTE 2 - DIVIDENDS RECEIVED

The Company received dividends of $2,341, $6,255 and $4,515 in 2013, 2012 and 2011, respectively, from its consolidated subsidiaries.

NOTE 3 - CREDIT AGREEMENTS
Several of the Company's subsidiaries have credit agreements with lenders. Borrowings under the credit agreements are based on an agreed percentage of eligible accounts receivable. The borrowings of the holding company are secured by the accounts receivable of the Company's U.S. and U.K. subsidiaries. Refer to Note 13, “Credit Agreements” to the Company's Consolidated Financial Statements for further details.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs/Expenses		End
Descriptions	of Period	(Recoveries)	Deductions	of Period
Allowance for Doubtful Accounts
For the Year Ended December 31, 2013	$1,167	53	112	$1,108
For the Year Ended December 31, 2012	$1,772	(76)	529	$1,167
For the Year Ended December 31, 2011	$2,145	175	548	$1,772

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ MANUEL MARQUEZ DORSCH
Manuel Marquez Dorsch
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date:	February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MANUEL MARQUEZ DORSCH	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2014
Manuel Marquez Dorsch

/s/ STEPHEN A. NOLAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014
Stephen A. Nolan

/s/ FRANK P. LANUTO	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 27, 2014
Frank P. Lanuto

/s/ ROBERT B. DUBNER	Director	February 27, 2014
Robert B. Dubner

/s/ JOHN J. HALEY	Director	February 27, 2014
John J. Haley

/s/ JENNIFER LAING	Director	February 27, 2014
Jennifer Laing

/s/ DAVID G. OFFENSEND	Director	February 27, 2014
David G. Offensend

/s/ RICHARD J. STOLZ	Director	February 27, 2014
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

(4.4)
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

(4.5)
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

(4.6)
Facility Agreement, dated as of November 22, 2011, among Hudson Global Resources (Aust) Pty Limited, Hudson Global Resources (NZ) Limited, Hudson Highland (APAC) Pty Limited, Westpac Banking Corporation and Westpac New Zealand Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated December 5, 2011 (File No. 0-50129)).

(4.7)
Waiver Letter, dated September 30, 2013, among Hudson Global Resources (Aust) Pty Limited, Hudson Global Resources (NZ) Limited, Hudson Highland (APAC) Pty Limited, Westpac Banking Corporation and Westpac New Zealand Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated September 30, 2013 (File No. 0-50129)).

(4.8)
Deed of Variation, dated December 19, 2013, among Hudson Global Resources (Aust) Pty Limited, Hudson Global Resources (NZ) Limited, Hudson Highland (APAC) Pty Limited, Westpac Banking Corporation and Westpac New Zealand Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated December 23, 2013 (File No. 0-50129)).

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

HUDSON GLOBAL, INC.
FORM 10-K
EXHIBIT INDEX

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

(10.17)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement for Take-Out Ratio, Employee Engagement Score and Cash Efficiency Score performance vesting awards (incorporated by reference to Exhibit 10.5 to Hudson Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 0-50129)).

(10.18)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to Hudson Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 0-50129)).

(10.19)*
CEO Employment Agreement, dated as of March 7, 2011, between Hudson Global, Inc. and Manuel Marquez Dorsch (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated March 7, 2011 (File No. 0-50129)).

(10.20)*
Amendment to Employment Agreement, dated as of March 23, 2011, between Hudson Global, Inc. and Manuel Marquez Dorsch (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 0-50129)).

(10.21)*
Executive Employment Agreement, dated as of May 31, 2013, between Hudson Global, Inc. and Stephen A. Nolan (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated June 5, 2013 (File No. 0-50129)).

HUDSON GLOBAL, INC.
FORM 10-K
EXHIBIT INDEX

(10.22)*
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

(10.24)*
Executive Employment Agreement, amended and restated effective as of July 1, 2013, between Hudson Global, Inc. and Frank P. Lanuto (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated July 15, 2013 (File No. 0-50129)).

(10.25)*
Executive Agreement, dated as of May 31, 2013, between Hudson Global, Inc. and Mary Jane Raymond (incorporated by reference to Exhibit 10.2 to Hudson Global, Inc.'s Current Report on Form 8-K dated June 5, 2013 (File No. 0-50129)).

(10.26)*
Summary of Hudson Global, Inc. Compensation for Non-employee Members of the Board of Directors (incorporated by reference to Exhibit 10.3 to Hudson Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 0-50129)).

(10.27)*
Hudson Global, Inc. Amended and Restated Director Deferred Share Plan (incorporated by reference to Exhibit 10.4 to Hudson Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 0-50129)).

(10.28)
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
(99.1)
Proxy Statement for the 2014 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2013; except to the extent specifically incorporated by reference, the Proxy Statement for the 2014 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

(101)
The following materials from Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement