Form 10-Q
period 2014-03-31
Hudson Global, Inc.
filed 2014-05-01
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2014
Common Stock - $0.001 par value	32,874,968

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$161,861	$165,678
Direct costs	104,332	109,001
Gross margin	57,529	56,677
Operating expenses:
Selling, general and administrative expenses	59,603	61,589
Depreciation and amortization	1,488	1,648
Business reorganization expenses	114	1,982
Operating income (loss)	(3,676)	(8,542)
Non-operating income (expense):
Interest income (expense), net	(144)	(146)
Other income (expense), net	(200)	270
Income (loss) before provision for income taxes	(4,020)	(8,418)
Provision for (benefit from) income taxes	524	(177)
Net income (loss)	$(4,544)	$(8,241)
Earnings (loss) per share:
Basic	$(0.14)	$(0.25)
Diluted	$(0.14)	$(0.25)
Weighted-average shares outstanding:
Basic	32,641	32,344
Diluted	32,641	32,344
Comprehensive income (loss):
Net income (loss)	$(4,544)	$(8,241)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	1,029	(1,762)
Pension liability adjustment	(25)	15
Total other comprehensive income (loss), net of income taxes	1,004	(1,747)
Comprehensive income (loss)	$(3,540)	$(9,988)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$22,110	$37,378
Accounts receivable, less allowance for doubtful accounts of $1,084 and $1,108, respectively	99,335	85,901
Prepaid and other	11,494	8,762
Total current assets	132,939	132,041
Property and equipment, net	14,104	13,822
Deferred tax assets, non-current	6,538	7,124
Other assets, non-current	5,918	5,842
Total assets	$159,499	$158,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,618	$9,747
Accrued expenses and other current liabilities	60,613	54,722
Short-term borrowings	547	476
Accrued business reorganization expenses	2,716	3,810
Total current liabilities	72,494	68,755
Deferred rent and tenant improvement contributions	7,396	6,120
Income tax payable, non-current	2,909	3,872
Other non-current liabilities	5,465	5,697
Total liabilities	88,264	84,444
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 33,115 and 33,543 shares, respectively	34	34
Additional paid-in capital	475,957	475,461
Accumulated deficit	(421,966)	(417,422)
Accumulated other comprehensive income, net of applicable tax	18,177	17,173
Treasury stock, 240 and 211 shares, respectively, at cost	(967)	(861)
Total stockholders’ equity	71,235	74,385
Total liabilities and stockholders' equity	$159,499	$158,829

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(4,544)	$(8,241)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,488	1,648
Provision for (recovery of) doubtful accounts	—	15
Provision for (benefit from) deferred income taxes	276	(476)
Stock-based compensation	496	674
Other, net	96	200
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(12,431)	2,003
Decrease (increase) in prepaid and other assets	(2,267)	(431)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,435	45
Increase (decrease) in accrued business reorganization expenses	(1,181)	791
Net cash provided by (used in) operating activities	(13,632)	(3,772)
Cash flows from investing activities:
Capital expenditures	(1,498)	(946)
Net cash provided by (used in) investing activities	(1,498)	(946)
Cash flows from financing activities:
Borrowings under credit agreements	4,119	2,747
Repayments under credit agreements	(4,050)	(2,747)
Repayment of capital lease obligations	(122)	(114)
Purchase of restricted stock from employees	(106)	(359)
Net cash provided by (used in) financing activities	(159)	(473)
Effect of exchange rates on cash and cash equivalents	21	(952)
Net increase (decrease) in cash and cash equivalents	(15,268)	(6,143)
Cash and cash equivalents, beginning of the period	37,378	38,653
Cash and cash equivalents, end of the period	$22,110	$32,510
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$67	$71
Cash payments during the period for income taxes, net of refunds	$375	$374

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2013	33,332	$34	$475,461	$(417,422)	$17,173	$(861)	$74,385
Net income (loss)	—	—	—	(4,544)	—	—	(4,544)
Other comprehensive income (loss), currency translation adjustments, net of applicable tax	—	—	—	—	1,029	—	1,029
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	(25)	—	(25)
Purchase of restricted stock from employees	(29)	—	—	—	—	(106)	(106)
Stock-based compensation	(428)	—	496	—	—	—	496
Balance at March 31, 2014	32,875	$34	$475,957	$(421,966)	$18,177	$(967)	$71,235

See accompanying notes to condensed consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION
These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2013.
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

NOTE 2 – DESCRIPTION OF BUSINESS
The Company is comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe (“Hudson regional businesses” or “Hudson”). The Company provides specialized professional-level recruitment and related talent solutions. The Company’s core service offerings include Permanent Recruitment, Contract Consulting, Legal eDiscovery, Recruitment Process Outsourcing (“RPO”) and Talent Management Solutions.
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
Legal eDiscovery: Hudson's Legal eDiscovery services comprise eDiscovery solutions, managed document review (encompassing logistical deployment, project management, process design and productivity management) and contract attorney staffing and are included within temporary contracting services. The most comprehensive of these is Hudson's full-service eDiscovery solution, providing an integrated system of discovery management and review technology deployment for both corporate and law firm clients.

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes" ("ASU 2013-11"). ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted the ASU 2013-11 prospectively on January 1, 2014. As of March 31, 2014, the Company reclassified $713 of its unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward in the Condensed Consolidated Balance Sheet.

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company's Condensed Consolidated Financial Statements.

NOTE 4 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	Three Months Ended March 31, 2014
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$119,333	$30,130	$12,398	$161,861
Direct costs (1)	100,914	486	2,932	104,332
Gross margin	$18,419	$29,644	$9,466	$57,529

	Three Months Ended March 31, 2013
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$128,841	$26,481	$10,356	$165,678
Direct costs (1)	106,366	610	2,025	109,001
Gross margin	$22,475	$25,871	$8,331	$56,677

(1)
Direct costs in Temporary Contracting include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, rent and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Permanent Recruitment and Other category. Gross margin represents revenue less direct costs. The region where services are provided, the mix of contracting and permanent recruitment, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included under the caption "Selling, general and administrative expenses" in the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 5 – STOCK-BASED COMPENSATION
Incentive Compensation Plan
The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated April 26, 2012 (the “ISAP”), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, restricted stock units and other types of equity-based awards. The Company grants primarily restricted stock to its employees, although the Company has recently also granted restricted stock units to certain of its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. As of March 31, 2014, there were 2,646,103 shares of the Company’s common stock available for future issuance under the ISAP.
A summary of the quantity and vesting conditions for stock-based awards granted to the Company's employees for the three months ended March 31, 2014 was as follows:

Vesting conditions	Number of Shares of Restricted Stock Granted
Vest 100% on the third anniversary of the grant date with service conditions only	5,000
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. During the three months ended March 31, 2014, the Company did not grant any restricted stock units to its non-employee directors pursuant to the Director Plan.
For the three months ended March 31, 2014 and 2013, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units was as follows:

	Three Months Ended March 31,
	2014	2013
Stock options	$57	$144
Restricted stock	409	480
Restricted stock units	30	50
Total	$496	$674

Stock Options
As of March 31, 2014, the Company had approximately $27 of unrecognized stock-based compensation expense related to outstanding unvested stock options. The Company expects to recognize that cost over a weighted average service period of 0.12 years.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Changes in the Company’s stock options for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	800,350	$9.15	1,238,650	$11.21
Expired/forfeited	(14,050)	13.64	(12,700)	13.11
Options outstanding at March 31,	786,300	9.07	1,225,950	11.19
Options exercisable at March 31,	586,300	$10.40	825,950	$14.11

Restricted Stock
As of March 31, 2014, the Company had approximately $705 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock. The Company expects to recognize that cost over a weighted average service period of 1.82 years.
Changes in the Company’s restricted stock for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	997,802	$3.00	1,028,916	$4.87
Granted	5,000	3.87	—	—
Vested	(143,645)	5.75	(300,263)	5.35
Forfeited	(435,896)	2.30	(329,460)	4.59
Unvested restricted stock at March 31,	423,261	$2.80	399,193	$4.73

Restricted Stock Units
 As of March 31, 2014, the Company had approximately $61 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.1 years.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Changes in the Company’s restricted stock units for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	115,869	$3.65	100,000	$5.18
Vested	(2,792)	3.16	—	—
Forfeited	(48,160)	2.42	—	—
Unvested restricted stock units at March 31,	64,917	$4.58	100,000	$5.18

Defined Contribution Plan and Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock to the 401(k) plan. Vesting of the Company’s contribution occurs over a five-year period. For the three months ended March 31, 2014 and 2013, the Company’s current year expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	Three Months Ended
	March 31,
($ in thousands, except otherwise stated)	2014	2013
Expense recognized for the 401(k) plan	$162	$190
Contributions to satisfy prior years' employer-matching liability
Additional cash contribution made for employer-matching liability	$—	$651
Total contribution made for employer-matching liability	$—	$651

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
Effective Tax Rate
The provision for income taxes for the three months ended March 31, 2014 was $524 on a pre-tax loss of $4,020, compared to a benefit from income taxes of $177 on pre-tax loss of $8,418 for the same period in 2013. The Company’s effective income tax rate was negative 13.0% and positive 2.1% for the three months ended March 31, 2014 and 2013, respectively. For three months ended March 31, 2014, the effective tax rate differed from the U.S. Federal statutory rate of 35% due to the inability of the Company to recognize tax benefits on losses in the U.S. and tax provision recorded for certain foreign jurisdictions where the Company has positive earnings. For the three months ended March 31, 2013, the reason the effective tax rate differed from the U.S. Federal statutory rate of 35% was due primarily to the Company's inability to benefit from losses in certain foreign jurisdictions.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Uncertain Tax Positions
As of March 31, 2014 and December 31, 2013, the Company had $2,909 and $3,872, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $747 and $786 as of March 31, 2014 and December 31, 2013, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) and totaled to a benefit of $5 and a provision of $19 for the three months ended March 31, 2014 and 2013, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of March 31, 2014, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2010
Majority of U.S. state and local jurisdictions	2009
United Kingdom	2012
Australia	2009
Majority of other non-U.S. jurisdictions	2008
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of March 31, 2014, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $500 to $700 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Earnings (loss) per share ("EPS"):
Basic	$(0.14)	$(0.25)
Diluted	$(0.14)	$(0.25)
EPS numerator - basic and diluted:
Net income (loss)	$(4,544)	$(8,241)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,641	32,344
Common stock equivalents: stock options and other stock-based awards (a)	—	—
Weighted average number of common stock outstanding - diluted	32,641	32,344

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three months ended March 31, 2014 and 2013 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2014	2013
Unvested restricted stock	423,261	399,193
Unvested restricted stock units	64,917	100,000
Stock options	786,300	1,225,950
Total	1,274,478	1,725,143

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 8 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
Included under the caption "Other assets":
Collateral accounts	$619	$619
Rental deposits	1,202	1,195
Total amount under the caption "Other assets":	$1,821	$1,814
Included under the caption "Prepaid and other":
Client guarantees	$68	$61
Other	163	172
Total amount under the caption "Prepaid and other"	$231	$233
Total restricted cash	$2,052	$2,047

Collateral accounts include primarily deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation insurance policy. The rental deposits are with banks and include amounts held as guarantees for the rent on the Company’s offices in the Netherlands and rental deposits from sub-tenants in the United Kingdom ("U.K."). The client guarantees are held in banks in Belgium as deposits for various client projects. Other includes a deposit for a business license in Switzerland and social tax payment reserves, which are held with banks for employee social tax payments required by law in the Netherlands.

NOTE 9 – PROPERTY AND EQUIPMENT, NET
As of March 31, 2014 and December 31, 2013, property and equipment, net were as follows:

	March 31, 2014	December 31, 2013
Computer equipment	$9,505	$9,395
Furniture and equipment	6,322	6,379
Capitalized software costs	28,152	26,963
Leasehold improvements	21,477	20,816
	65,456	63,553
Less: accumulated depreciation and amortization	51,352	49,731
Property and equipment, net	$14,104	$13,822

The Company had expenditures of approximately $1,277 and $595 for acquired property and equipment, mainly consisting of software and leasehold improvements, which had not been placed in service as of March 31, 2014 and December 31, 2013, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013. A summary of the Company’s equipment acquired under capital lease agreements was as follows:

	March 31, 2014	December 31, 2013
Capital lease obligation, current	$198	$315
Capital lease obligation, non-current	$3	$9

The Company did not acquire any property and equipment under capital lease agreements during the three months ended March 31, 2014 and 2013. Capital expenditures for the three months ended March 31, 2014 included $630 of landlord-funded tenant improvements for the Company's leased properties in Perth and Melbourne, Australia.

NOTE 10 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption of Other Assets in the accompanying Condensed Consolidated Balance Sheets, for the three months ended March 31, 2014. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

Carrying Value
2014
Goodwill, January 1,	$2,078
Currency translation	(54)
Goodwill, March 31,	$2,024

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 11 – BUSINESS REORGANIZATION EXPENSES

Initiated in 2012 and extended during 2013, the Company took steps to accelerate its strategic initiatives with the implementation of the 2012 plan of reorganization ("2012 Plan"). The Company's 2012 Plan is focused on (1) redirecting resources to high-potential strategic businesses, (2) optimizing operations in under-performing sectors and markets to deliver improved performance, re-engineering of the delivery model, and consolidating operations globally, and (3) streamlining back office support areas and business processes, and establishing global centers of excellence, to gain efficiencies of operation. For the three months ended March 31, 2014, restructuring charges associated with these initiatives for the 2012 Plan primarily included employee separation costs and a lease termination payment for an office in the U.S. The actions identified above were completed in the three months ended March 31, 2014.
The Company’s Board previously approved other reorganization plans in 2009, 2008 and 2006 (“Previous Plans”) to streamline the Company’s support operations and the Previous Plans included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. Business reorganization expenses for the three months ended March 31, 2014 and 2013 by plan were as follows:

	Three Months Ended March 31,
	2014	2013
Previous Plans	$—	$36
2012 Plan	114	1,946
Total	$114	$1,982

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered during the three months ended March 31, 2014. The amounts in the “Changes in Estimate” and “Additional Charges” columns are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss). Amounts in the “Payments” column represent primarily the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the three months ended March 31, 2014 were as follows:

For The Three Months Ended March 31, 2014	December 31, 2013	Changes in Estimate	Additional Charges	Payments	March 31, 2014
Lease termination payments	$2,445	$—	$92	$(244)	$2,293
Employee termination benefits	1,780	—	15	(993)	802
Other associated costs	56	—	7	(35)	28
Total	$4,281	$—	$114	$(1,272)	$3,123

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $334 and $745 as of March 31, 2014 and December 31, 2013, respectively.
Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The asset retirement obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Total asset retirement obligations	$2,625	$2,533

NOTE 13 – CREDIT AGREEMENTS
Credit Agreement with RBS Citizens Business Capital
The Company and certain of its North American and U.K. subsidiaries ("Loan Parties") have a senior secured revolving credit facility (as amended, the “Revolver Agreement”) with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). The Revolver Agreement provides the Company with the ability to borrow up to $40,000, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50,000, subject to certain conditions, including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the Company's U.K. and North American operations, less required reserves. The maturity date of the Revolver Agreement is August 5, 2014 and will not be renewed with RBS. The Company is actively working to replace the Revolver Agreement with a credit facility with another lender. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and can be made with an interest rate based on a base rate plus an applicable margin or on the LIBOR rate for the applicable period plus an applicable margin. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement) and is determined as follows:

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The details of the Revolver Agreement as of March 31, 2014 were as follows:

March 31, 2014
Borrowing base	$27,029
Less: adjustments to the borrowing base
Minimum availability	(10,000)
Outstanding letters of credits	(1,741)
Adjusted borrowing base	15,288
Less: outstanding borrowing	—
Additional borrowing availability	$15,288
Interest rates on outstanding borrowing	5.00%

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

The Company was in compliance with all financial covenants under the Revolver Agreement as of March 31, 2014.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Credit Agreement with Westpac Banking Corporation

Certain Australian and New Zealand subsidiaries of the Company have a facility agreement with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”). On September 30, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a waiver letter to waive compliance with a financial covenant contained in the facility agreement at the September 30, 2013 and December 31, 2013 testing dates, and on December 19, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a Deed of Variation to the facility agreement (as amended, the “Facility Agreement”) to amend certain terms and conditions of the Facility Agreement.
The Facility Agreement provides three tranches: (1) an invoice discounting facility of up to $13,898 (AUD15,000) (“Tranche A”) for an Australian subsidiary of the Company, the availability under which facility is based on an agreed percentage of eligible accounts receivable; (2) an overdraft facility of up to $3,036 (NZD3,500) (“Tranche B”) for a New Zealand subsidiary of the Company; and (3) a financial guarantee facility of up to $4,633 (AUD5,000) (“Tranche C”) for the Australian subsidiary.
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
The details of the Facility Agreement as of March 31, 2014 were as follows:

March 31, 2014
Tranche A:
Borrowing capacity	$13,898
Less: outstanding borrowing	(208)
Additional borrowing availability	$13,690
Interest rates on outstanding borrowing	4.58%
Tranche B:
Borrowing capacity	$3,036
Less: outstanding borrowing	—
Additional borrowing availability	$3,036
Interest rates on outstanding borrowing	6.03%
Tranche C:
Financial guarantee capacity	$4,633
Less: outstanding financial guarantee requested	(3,276)
Additional availability for financial guarantee	$1,357
Interest rates on financial guarantee requested	1.80%

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including: (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $16,214 (AUD17,500); (2) a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.0x for the trailing twelve-month period at March 31, 2014 testing date, 1.1x at the June 30, 2014 testing date and 1.5x at all other testing dates thereafter; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of March 31, 2014.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium and Singapore. As of March 31, 2014, the Netherlands subsidiary could borrow up to $1,913 (€1,389) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary has a $1,377 (€1,000) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.74% as of March 31, 2014. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one-year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $795 (SGD1,000) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.0% on March 31, 2014. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. There was an aggregate of $340 in outstanding borrowings under the Belgium, the Netherlands, and Singapore lending agreements as of March 31, 2014.
The average aggregate monthly outstanding borrowings under the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands and Singapore was $182 for the three months ended March 31, 2014. The weighted average interest rate on all outstanding borrowings as of March 31, 2014 was 5.46%.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 14 – ACQUISITION SHELF REGISTRATION
The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of March 31, 2014, all of the shares under the shelf registration were available for issuance.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	March 31,	December 31,
	2014	2013
Foreign currency translation adjustments	$18,232	$17,203
Pension plan obligations	(55)	(30)
Accumulated other comprehensive income (loss)	$18,177	$17,173

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Elimination	Total
For The Three Months Ended March 31, 2014
Revenue, from external customers	$26,863	$56,430	$78,568	$—	$—	$161,861
Inter-segment revenue	—	—	79	—	(79)	—
Total revenue	$26,863	$56,430	$78,647	$—	$(79)	$161,861
Gross margin, from external customers	$6,666	$20,911	$29,952	$—	$—	$57,529
Inter-segment gross margin	(3)	(70)	73	—	—	—
Total gross margin	$6,663	$20,841	$30,025	$—	$—	$57,529
Business reorganization expenses	$91	$—	$23	$—	$—	$114
EBITDA (loss) (a)	$(1,110)	$(305)	$1,153	$(2,126)	$—	$(2,388)
Depreciation and amortization	225	745	357	161	—	1,488
Intercompany interest income (expense), net	—	—	(130)	130	—	—
Interest income (expense), net	(7)	(42)	11	(106)	—	(144)
Income (loss) from continuing operations before income taxes	$(1,342)	$(1,092)	$677	$(2,263)	$—	$(4,020)
As of March 31, 2014
Accounts receivable, net	$16,427	$31,258	$51,650	$—	$—	$99,335
Long-lived assets, net of accumulated depreciation and amortization	$1,492	$9,550	$3,526	$1,533	$—	$16,101
Total assets	$19,688	$58,223	$76,718	$4,870	$—	$159,499

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended March 31, 2013
Revenue, from external customers	$37,223	$56,201	$72,254	$—	$—	$165,678
Inter-segment revenue	(2)	(1)	25	—	(22)	—
Total revenue	$37,221	$56,200	$72,279	$—	$(22)	$165,678
Gross margin, from external customers	$8,144	$21,492	$27,041	$—	$—	$56,677
Inter-segment gross margin	(2)	(25)	26	—	1	—
Total gross margin	$8,142	$21,467	$27,067	$—	$1	$56,677
Business reorganization expenses	$(17)	$102	$1,871	$26	$—	$1,982
EBITDA (loss) (a)	$(947)	$(867)	$(3,452)	$(1,358)	$—	$(6,624)
Depreciation and amortization	252	830	405	161	—	1,648
Intercompany interest income (expense), net	—	(665)	(106)	771	—	—
Interest income (expense), net	(9)	(42)	6	(101)	—	(146)
Income (loss) from continuing operations before income taxes	$(1,208)	$(2,404)	$(3,957)	$(849)	$—	$(8,418)
As of March 31, 2013
Accounts receivable, net	$23,442	$31,627	$47,954	$—	$—	$103,023
Long-lived assets, net of accumulated depreciation and amortization	$2,100	$12,380	$4,703	$1,810	$—	$20,993
Total assets	$28,443	$69,140	$75,216	$9,653	$—	$182,452

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

Geographic Data Reporting
A summary of revenues for the three months ended March 31, 2014 and 2013 and long-lived assets and net assets by geographic area as of March 31, 2014 and 2013 were as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended March 31, 2014
Revenue (a)	$50,859	$42,448	$26,638	$27,709	$13,982	$225	$161,861
For The Three Months Ended March 31, 2013
Revenue (a)	$47,078	$42,042	$36,952	$25,175	$14,160	$271	$165,678
As of March 31, 2014
Long-lived assets, net of accumulated depreciation and amortization (b)	$2,976	$5,968	$2,999	$542	$3,582	$34	$16,101
Net assets	$22,170	$18,510	$10,623	$8,653	$11,071	$208	$71,235
As of March 31, 2013
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,548	$8,595	$3,866	$1,147	$3,785	$52	$20,993
Net assets	$25,426	$29,687	$21,501	$6,069	$13,938	$247	$96,868

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

Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Item 1 of this Form 10-Q. The reader should also refer to the Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2013. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 16 of this Form 10-Q to the Condensed Consolidated Financial Statements for EBITDA segment reconciliation information.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Recent Accounting Pronouncements

•	Forward-Looking Statements

Executive Overview

The Company has expertise in recruiting mid-level professional talent across all management disciplines in a wide range of industries. The Company matches clients and candidates to address client needs on a part time, full time and interim basis. Part of that expertise is derived from research on hiring trends and the Company's clients’ current successes and challenges with their staff. This research has helped enhance the Company's understanding about the number of new hires that do not meet our clients’ long-term goals, the reasons why, and the resulting costs to the Company's clients. With operations in 20 countries, and relationships with specialized professionals around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company's focus is to continually upgrade its service offerings, delivery capability and assessment tools to make candidates more successful in achieving its clients' business requirements.

The Company’s proprietary frameworks, assessment tools and leadership development programs, coupled with its broad geographic footprint, have allowed the Company to design and implement regional and global recruitment solutions that the Company believes greatly enhance the quality of its client's hiring.
To accelerate the implementation of the Company's strategy, we have engaged in the following initiatives:
•Investing in the core businesses and practices that present the greatest potential for profitable growth.
•Further improve the Company’s cost structure and efficiency of its support functions and infrastructure.
•Build and differentiate our brand through our unique talent solutions offerings.

On April 29, 2014, the Company's Board of Directors authorized management to explore opportunities to divest the Company's Legal eDiscovery business. The purpose of this action is to refocus the Company’s core business to maximize stockholder value. On April 30, 2014, the Company's management, under the aforementioned authorization by its Board of Directors, engaged Duff & Phelps Securities, LLC to assist the Company and its Board of Directors in reviewing the Company’s Legal eDiscovery business and financial performance, including its possible sale. The Board of Directors continues to examine ways in which the Company can refocus on its core business.

Index

In addition, the Company also engaged AlixPartners, LLP, a premier consulting firm in the areas of organization design and operational improvements, to assist management in a comprehensive assessment of the Company’s organization and operations. The engagement with AlixPartners is focused on identifying opportunities to better align the organization model to support future growth, and to identify actions that can improve operating efficiencies and effectiveness. At this stage, the Company cannot quantify the impact these potential actions could have on its financial statements.
Current Market Conditions

Economic conditions in most of the world's major markets remain mixed. Conditions in the U.S. and Western Europe continued to improve during the first quarter of 2014, but slower growth in China has continued to weaken economic conditions in the rest of the Asia Pacific region, most notably in Australia. In addition, recent military activity and civil unrest in the Ukraine may adversely affect market conditions, especially in Central and Eastern Europe.

These conditions contributed to mixed financial performance for the Company for the first quarter 2014 in most of the major markets in which it operates. On a constant currency basis, the Company’s first quarter 2014 revenue declined by 1.4% compared to the same period in 2013, although revenue for Hudson Asia Pacific and Hudson Europe increased by 11.4% and 2.9%, respectively. If the current conditions persist, the Company may continue to experience diminished operating results and see a negative impact on its results of operations. The Company closely monitors the conditions in its markets and responds, as appropriate, to the environment in which the Company operates. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for the Company's services.
Financial Performance
The following is a summary of the highlights for the three months ended March 31, 2014 and 2013. This summary should be considered in the context of the additional disclosures in this MD&A.

•
Revenue was $161.9 million for the three months ended March 31, 2014, compared to $165.7 million for the same period in 2013, a decrease of $3.8 million, or 2.3%. On a constant currency basis, the Company's revenue decreased $2.3 million, or 1.4%. Contracting revenue decreased $8.3 million (down 6.5% compared to the same period in 2013). The decrease in contracting revenue was partially offset by an increase in permanent recruitment revenue of $3.8 million (up 14.6% compared to the same period in 2013) and an increase in talent management revenue of $1.9 million (up 20.1% compared to the same period in 2013).

•
Gross margin was $57.5 million for the three months ended March 31, 2014, compared to $56.7 million for the same period in 2013, an increase of $0.9 million, or 1.5%. On a constant currency basis, gross margin increased $1.3 million, or 2.3%. Of this increase, $4.0 million was in permanent recruitment gross margin (up 15.5% compared to the same period in 2013) and $1.1 million was in talent management gross margin (up 13.8% compared to the same period in 2013). The increases were partially offset by a decrease in contracting gross margin of $3.9 million (down 17.4% compared to the same period in 2013).

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) were $59.8 million for the three months ended March 31, 2014, compared to $61.3 million for the same period in 2013, a decrease of $1.5 million, or 2.5%. On a constant currency basis, SG&A and Non-Op decreased $1.1 million, or 1.9%. SG&A and Non-Op, as a percentage of revenue, was 36.9% for the three months ended March 31, 2014, as compared to 37.1% for the same period in 2013.

•
Business reorganization expenses were $0.1 million for the three months ended March 31, 2014, compared to $2.0 million for the same period in 2013, a decrease of approximately $1.9 million on both a reported and constant currency basis.

•
EBITDA loss was $2.4 million for the three months ended March 31, 2014 as compared to EBITDA loss of $6.6 million for the same period in 2013, a decrease in EBITDA loss of $4.2 million. On a constant currency basis, EBITDA loss decreased $4.4 million.

•
Net loss was $4.5 million for the three months ended March 31, 2014, compared to a net loss of $8.2 million for the same period in 2013, a decrease of $3.7 million or 45.0% on both a reported and constant currency basis.

Index

Constant Currency
The Company operates on a global basis, with the majority of its gross margin generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect the Company's results of operations. For the discussion of reportable segment results of operations, the Company uses constant currency information. Constant currency compares financial results between periods as if exchange rates had remained constant period-over-period. The Company defines the term “constant currency” to mean that financial data for a previously reported period are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the current period. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends. Changes in foreign currency exchange rates generally impact only reported earnings.
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Hudson Americas	$26,863	$37,223	$(24)	$37,199
Hudson Asia Pacific	56,430	56,201	(5,527)	50,674
Hudson Europe	78,568	72,254	4,067	76,321
Total	$161,861	$165,678	$(1,484)	$164,194
Gross margin:
Hudson Americas	$6,666	$8,144	$(23)	$8,121
Hudson Asia Pacific	20,911	21,492	(1,777)	19,715
Hudson Europe	29,952	27,041	1,359	28,400
Total	$57,529	$56,677	$(441)	$56,236
SG&A and Non-Op (a):
Hudson Americas	$7,681	$9,105	$(27)	$9,078
Hudson Asia Pacific	21,145	22,237	(1,769)	20,468
Hudson Europe	28,848	28,646	1,415	30,061
Corporate	2,129	1,331	—	1,331
Total	$59,803	$61,319	$(381)	$60,938
Business reorganization expenses:
Hudson Americas	$91	$(17)	$—	$(17)
Hudson Asia Pacific	—	102	(8)	94
Hudson Europe	23	1,871	126	1,997
Corporate	—	26	—	26
Total	$114	$1,982	$118	$2,100
Operating income (loss):
Hudson Americas	$(964)	$(592)	$(1)	$(593)
Hudson Asia Pacific	(635)	(1,359)	97	(1,262)
Hudson Europe	1,973	(2,388)	(64)	(2,452)
Corporate	(4,050)	(4,203)	(2)	(4,205)
Total	$(3,676)	$(8,542)	$30	$(8,512)
Net income (loss), consolidated	$(4,544)	$(8,241)	$(20)	$(8,261)
EBITDA (loss) (b):
Hudson Americas	$(1,110)	$(947)	$6	$(941)
Hudson Asia Pacific	(305)	(867)	(4)	(871)
Hudson Europe	1,153	(3,452)	(180)	(3,632)
Corporate	(2,126)	(1,358)	—	(1,358)
Total	$(2,388)	$(6,624)	$(178)	$(6,802)

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended
	March 31,
$ in thousands	2014	2013
Net income (loss)	$(4,544)	$(8,241)
Adjustments to net income (loss)
Provision for (benefit from) income taxes	524	(177)
Interest expense, net	144	146
Depreciation and amortization expense	1,488	1,648
Total adjustments from net income (loss) to EBITDA (loss)	2,156	1,617
EBITDA (loss)	$(2,388)	$(6,624)

Index

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin as a percentage of revenue for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
$ in thousands	As reported	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Revenue:
Hudson Americas	$24,199	$35,373	$—	$35,373
Hudson Asia Pacific	39,268	40,644	(4,389)	36,255
Hudson Europe	55,866	52,824	3,171	55,995
Total	$119,333	$128,841	$(1,218)	$127,623
Gross margin:
Hudson Americas	$4,059	$6,365	$—	$6,365
Hudson Asia Pacific	4,946	6,745	(723)	6,022
Hudson Europe	9,414	9,365	540	9,905
Total	$18,419	$22,475	$(183)	$22,292
Gross margin as a percentage of revenue:
Hudson Americas	16.8%	18.0%	N/A	18.0%
Hudson Asia Pacific	12.6%	16.6%	N/A	16.6%
Hudson Europe	16.9%	17.7%	N/A	17.7%
Total	15.4%	17.4%	N/A	17.5%

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

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended March 31,
	2014	2013	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Revenue	$26.9	$37.2	$(10.4)	(27.8)%

For the three months ended March 31, 2014, temporary contracting revenue decreased $11.2 million, or 31.6%, as compared to the same period in 2013. Permanent recruitment revenue increased $0.8 million for the three months ended March 31, 2014, or 44.2%, as compared to the same period in 2013.

The decline in temporary contracting revenue was primarily in Legal, which decreased $8.8 million, or 37.5%. The decline in Legal contracting revenue resulted principally from shifting in clients' demand to technology integrated legal solution that is currently not offered by the Company. Essentially all of the increase in permanent recruitment revenue was attributable to new RPO clients acquired in the second half of 2013.
Gross Margin

	Three Months Ended March 31,
	2014	2013	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Gross margin	$6.7	$8.1	$(1.5)	(18.1)%
Gross margin as a percentage of revenue	24.8%	21.9%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	16.8%	18.0%	N/A	N/A

For the three months ended March 31, 2014, temporary contracting gross margin decreased $2.3 million, or 36.2%, as compared to the same period in 2013. The decrease in temporary contracting gross margin was partially offset by an increase in permanent recruitment gross margin of $0.8 million, or 46.7%, as compared to the same period in 2013. The decrease in temporary contracting and the increase in permanent recruitment gross margin for the three months ended March 31, 2014 were attributable to the same factors as described above for revenue.

For the three months ended March 31, 2014, total gross margin as a percentage of revenue was 24.8%, as compared to 21.9% for the same period in 2013. The improvement was principally due to higher proportional permanent recruitment revenue. For the three months ended March 31, 2014, temporary contracting experienced 7% increase in average bill rate, but temporary contracting gross margin as a percentage of revenue decreased to 16.8%, as compared to 18.0% for the same period in 2013. The decrease in temporary contracting gross margin as a percentage of revenue resulted from lower sales volumes relative to fixed direct costs.

Index

Selling, General and Administrative Expenses and Non-Operating Income (Expense) (“SG&A and Non-Op”)

	Three Months Ended March 31,
	2014	2013	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
SG&A and Non-Op	$7.7	$9.1	$(1.4)	(15.6)%
SG&A and Non-Op as a percentage of revenue	28.6%	24.5%	N/A	N/A

An overall headcount decrease of approximately 22%, lower gross margin-related compensation and reduced corporate management fees resulted in lower SG&A and Non-Op for the three months ended March 31, 2014 as compared to the same period in 2013. The lower SG&A and Non-Op expenses offset almost the entire decline in gross margin for the three months ended March 31, 2014.

For the three months ended March 31, 2014, SG&A and Non-Op, as a percentage of revenue, was 28.6%, as compared to 24.5% for the same period in 2013. The increase in SG&A and Non-Op, as a percentage of revenue, for the three months ended March 31, 2014 was due principally to a larger decline in temporary contracting revenue as described above.

Business Reorganization Expenses

For the three months ended March 31, 2014, business reorganization expenses were approximately $0.1 million as compared to none for the same periods in 2013. The business reorganization expenses incurred for the three months ended March 31, 2014 were primarily related to exit costs associated with an office in California.
Operating Income and EBITDA

	Three Months Ended March 31,
	2014	2013	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Operating income (loss), where applicable	$(1.0)	$(0.6)	$(0.4)	(62.8)%
EBITDA (loss), where applicable	$(1.1)	$(0.9)	$(0.2)	(17.2)%
EBITDA (loss) as a percentage of revenue	(4.1)%	(2.5)%	N/A	N/A
For the three months ended March 31, 2014, EBITDA loss was $1.1 million, or 4.1% of revenue, as compared to EBITDA loss of $0.9 million, or 2.5% of revenue, for the same period in 2013. The increase in EBITDA loss for the three months ended March 31, 2014 was principally due to decline in gross margin that was mostly offset by the reduction of SG&A and Non-Op and the current period business reorganization expense as described above.
For the three months ended March 31, 2014, operating loss was $1.0 million, as compared to $0.6 million for the same period in 2013. The difference between operating loss and EBITDA (loss) for the three months ended March 31, 2014 and 2013 was principally due to corporate management fees and depreciation.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended March 31,
	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Revenue	$56.4	$50.7	$5.8	11.4%

For the three months ended March 31, 2014, temporary contracting, permanent recruitment, and talent management revenue increased $3.0 million, $1.5 million and $1.3 million, or 8.3%, 12.8% and 45.7%, respectively, as compared to the same period in 2013.

In Australia, revenue increased $6.0 million or 16.5% for the three months ended March 31, 2014, as compared to the same period in 2013. The increase in revenue in Australia was primarily in temporary contracting and talent management revenue, which increased $3.9 million and $1.4 million, or 13.5% and 64.0%, respectively, for the three months ended March 31, 2014, as compared to the same period in 2013. The increases in temporary contracting revenue were primarily due to the RPO practice from new clients as well as from existing clients in public and financial sector. The increase in talent management revenue was due to an increase in assessment and development services resulting from improved rate of winning new clients and client retention.

In Asia, revenue increased $0.5 million or 7.6%, for the three months ended March 31, 2014, as compared to the same period in 2013. The increase in revenue in Asia was primarily in China, which increased $0.8 million or 20.3% for the three months ended March 31, 2014, as compared to the same period in 2013, and was led by the RPO, IT and accounting & finance practices. The increase in China was partially offset by decreases in Singapore and Hong Kong.

Gross Margin

	Three Months Ended March 31,
	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Gross margin	$20.9	$19.7	$1.2	6.1%
Gross margin as a percentage of revenue	37.1%	38.9%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	12.6%	16.6%	N/A	N/A

For the three months ended March 31, 2014, the increase in gross margin was led by permanent recruitment, which increased $1.4 million or 12.6% as compared to the same period in 2013. The increase in gross margin for the three months ended March 31, 2014 were attributable to the same factors as described above for the increase in revenue.

Total gross margin as a percentage of revenue was 37.1% for the three months ended March 31, 2013, as compared to 38.9% for the same period in 2013. The declines in total gross margin as a percentage of revenue for the three months ended March 31, 2014 resulted from the shift in mix toward more temporary contracting. For the three months ended March 31, 2014, temporary contracting gross margin as a percentage of revenue was 12.6%, as compared to 16.6% for the same period in 2013. The changes in the temporary contracting gross margin percentage for the three months ended March 31, 2014 resulted primarily from a shift in mix to lower margin, high volume RPO business. In RPO practice, the Company generally charges a fixed fee to its client for the costs of consultants working at the clients' premises. As a result, the Company generally charges a lower fee on temporary contracting revenue as compared to the traditional temporary contracting projects.

Index

SG&A and Non-Op

	Three Months Ended March 31,
	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$21.1	$20.5	$0.7	3.3%
SG&A and Non-Op as a percentage of revenue	37.5%	40.4%	N/A	N/A

Higher headcount and commissions expense as a result of an increase in permanent recruitment gross margin drove the overall increase in SG&A and Non-Op for the three months ended March 31, 2014 as compared to the same periods in 2013. For the three months ended March 31, 2014, SG&A and Non-Op, as a percentage of revenue, was 37.5%, as compared to 40.4% for the same period in 2013. The reduction in SG&A and Non-Op, as a percentage of revenue, was principally due to a reduction in support staff costs as a result of reorganization actions initiated in the fourth quarter of 2013.

Business Reorganization Expenses

For the three months ended March 31, 2014, there were no business reorganization expenses, as compared to $0.1 million for the same period in 2013.

Operating Income and EBITDA

	Three Months Ended March 31,
	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Operating income (loss), where applicable	$(0.6)	$(1.3)	$0.6	(49.7)%
EBITDA (loss), where applicable	$(0.3)	$(0.9)	$0.6	(65.0)%
EBITDA (loss) as a percentage of revenue	(0.5)%	(1.7)%	N/A	N/A

For the three months ended March 31, 2014, EBITDA loss was $0.3 million, or 0.5% of revenue, as compared to EBITDA loss of $0.9 million, or 1.7% of revenue, for the same period in 2013. The decreases in EBITDA loss for the three months ended March 31, 2014 were principally due to the increase in gross margin.
For the three months ended March 31, 2014, operating loss was $0.6 million, as compared to operating loss of $1.3 million for the same period in 2013. The difference between operating loss and EBITDA loss for the three months ended March 31, 2014 and 2013 was principally due to corporate management fees and depreciation.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended March 31,
	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Revenue	$78.6	$76.3	$2.2	2.9%

For the three months ended March 31, 2014, permanent recruitment and talent management revenue increased $1.5 million and $0.6 million, or 11.8% and 9.5%, respectively, as compared to the same period in 2013. Contracting revenue was flat as compared to the same period in 2013.

In the U.K., total revenue increased slightly to $50.9 million for the three months ended March 31, 2014, as compared to $50.3 million for the same period in 2013, an increase of $0.6 million, or 1.2%. Permanent recruitment and talent management revenue increased $0.7 million and $0.3 million, or 10.7% and 35.5%, respectively, for the three months ended March 31, 2014, as compared to the same period in 2013. The increases were partially offset by the decline in temporary contracting, which decreased $0.4 million or 0.9%. The Company experienced increased client demand, particularly in the information technology sector, as well as in the marketing and commerce practice, which offset a decrease in the legal and banking and finance sectors.

In Continental Europe, total revenue was approximately $27.7 million for the three months ended March 31, 2014, as compared to $26.1 million for the same period in 2013, an increase of $1.6 million, or 6.3%. Permanent recruitment and talent management revenue increased $0.8 million and $0.4 million, or 13.0% and 7.3%, respectively. Temporary contracting revenue increased slightly by $0.3 million or 2.0% compared to the same period in 2013, primarily from the public sector in the Netherlands. The increase in permanent revenue was led by the engineering & industrial practice in France and Belgium. The increase in talent management came primarily from Belgium.
Gross Margin

	Three Months Ended March 31,
	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Gross margin	$30.0	$28.4	$1.6	5.5%
Gross margin as a percentage of revenue	38.1%	37.2%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	16.9%	17.7%	N/A	N/A

For the three months ended March 31, 2014, permanent recruitment and talent management gross margin increased $1.7 million and $0.4 million, or 13.5% and 6.0%, respectively, as compared to the same period in 2013. The increases were partially offset by a decrease in temporary contracting gross margin of $0.5 million, or 5.0%.

In the U.K., permanent recruitment gross margin increased $1.0 million or 15.1% for the three months ended March 31, 2014 as compared to the same period in 2013. This increase was partially offset by a decrease in temporary contracting gross margin of $0.4 million or 5.7%. The changes in gross margin for the three months ended March 31, 2014 were attributable to the same factors as described above for revenue.

In Continental Europe, permanent recruitment and talent management gross margin increased $0.7 million and $0.2 million, or 11.5% and 3.9%, respectively, for the three months ended March 31, 2014, as compared to the same period in 2013. The increases in permanent recruitment and talent management gross margin for the three months ended March 31, 2014 were attributable to the same factors as described above for revenue.

Index

Total gross margin as a percentage of revenue was 38.1% for the three months ended March 31, 2014, as compared to 37.2% for the same period in 2013. The change in total gross margin as a percentage of revenue for the three months ended March 31, 2014 was primarily attributable to the increase in permanent recruitment gross margin. Temporary contracting gross margin as a percentage of revenue was 16.9% for the three months ended March 31, 2014, as compared to 17.7% for the same period in 2013. The decline in temporary contracting gross margin as a percentage of revenue for the three months ended March 31, 2014 was attributable to a lower proportion of high-margin eDiscovery projects in the U.K. in the current-year period.
SG&A and Non-Op

	Three Months Ended March 31,
	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$28.8	$30.1	$(1.2)	(4.0)%
SG&A and Non-Op as a percentage of revenue	36.7%	39.4%	N/A	N/A

Actions taken to streamline business processes in 2013, including real estate, back office support functions and reduced corporate management fees, resulted in lower SG&A and Non-Op for the three months ended March 31, 2014 as compared to the same period in 2013.

For the three months ended March 31, 2014, SG&A and Non-Op, as a percentage of revenue, was 36.7%, as compared to 39.4% for the same period in 2013. The decreases in SG&A and Non-Op, as a percentage of revenue, for the three months ended March 31, 2014 were primarily due to the streamlining of business processes and tighter cost control.

Business Reorganization Expenses

For the three months ended March 31, 2014, business reorganization expenses were less than $0.1 million, as compared to $2.0 million for the same period in 2013.

Operating Income and EBITDA

	Three Months Ended March 31,
	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Operating income (loss), where applicable	$2.0	$(2.5)	$4.4	(a)
EBITDA (loss), where applicable	$1.2	$(3.6)	$4.8	(a)
EBITDA (loss) as a percentage of revenue	1.5%	(4.8)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.

For the three months ended March 31, 2014, EBITDA was $1.2 million, or 1.5% of revenue, as compared to EBITDA loss of $3.6 million, or 4.8% of revenue, for the same period in 2013. The increase in EBITDA for the three months ended March 31, 2014, as compared to the same period in 2013, was due principally to the improvement in the permanent recruitment business, non-recurrence of the business reorganization actions in the prior year and the Company's effort to streamline business processes and reduce costs.
For the three months ended March 31, 2014, operating income was $2.0 million, as compared to operating loss of $2.5 million for the same period in 2013. The differences between operating income (loss) and EBITDA (loss) for the three months ended March 31, 2014 and 2013 were principally due to corporate management fees and depreciation.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $2.1 million for the three months ended March 31, 2014, as compared to $1.3 million for the same period in 2013, an increase of $0.8 million. The increases for the three months ended March 31, 2014 were due to lower corporate management fee allocations.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.5 million for the three months ended March 31, 2014, as compared to $1.6 million for the same period in 2013, a decrease of $0.2 million, or 9.7%.

Interest Expense, Net of Interest Income

Interest expense remained flat and was $0.1 million for each of the three months periods ended March 31, 2014 and 2013, respectively.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the three months ended March 31, 2014 was $0.5 million on $4.0 million of pre-tax loss, as compared to an income tax benefit of $0.2 million on $8.4 million of pre-tax loss for the same period in 2013. The effective tax rate for the three months ended March 31, 2014 was negative 13.0%, as compared to 2.1% for the same period in 2013. The difference in the effective tax rate for three months ended March 31, 2014 from the U.S. Federal statutory rate of 35% was primarily due to the Company's inability to recognize tax benefits on losses in the U.S. and the provision recorded for certain foreign jurisdictions where the Company has positive earnings. For the three months ended March 31, 2013, the effective tax rate difference from the U.S. Federal statutory rate of 35% was primarily attributable to the Company's inability to benefit from losses in certain foreign jurisdictions.

Net Income (Loss)

Net loss was $4.5 million for the three months ended March 31, 2014, as compared to $8.2 million for the same period in 2013, a decrease in net loss of $3.7 million. Basic and diluted loss per share were $0.14 for the three months ended March 31, 2014, as compared to $0.25 for the same period in 2013.

Index

Liquidity and Capital Resources
As of March 31, 2014, cash and cash equivalents totaled $22.1 million, as compared to $37.4 million as of December 31, 2013. The following table summarizes the Company's cash flow activities for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
(In millions)	2014	2013
Net cash provided by (used in) operating activities	$(13.6)	$(3.8)
Net cash provided by (used in) investing activities	(1.5)	(0.9)
Net cash provided by (used in) financing activities	(0.2)	(0.5)
Effect of exchange rates on cash and cash equivalents	—	(1.0)
Net increase (decrease) in cash and cash equivalents	(15.3)	(6.1)

Cash Flows from Operating Activities
For the three months ended March 31, 2014, net cash used in operating activities was $13.6 million, as compared to $3.8 million of net cash used by operating activities for the same period in 2013, an increase in net cash used by operating activities of $9.9 million. The increase in net cash used by operating activities resulted principally from an increase in accounts receivable due to revenue being more heavily weighted toward the end of the quarter, partially offset by lower net loss for the current period.

Cash Flows from Investing Activities
For the three months ended March 31, 2014, net cash used in investing activities was $1.5 million, as compared to net cash used in investing activities of $0.9 million for the same period in 2013, an increase in net cash used in investing activities of $0.6 million. The increase in net cash used in investing activities was principally related to leasehold improvements, which were funded by the landlords for the new offices in Asia Pacific region in connection with office relocations.
Cash Flows from Financing Activities
For the three months ended March 31, 2014, net cash used in financing activities was $0.2 million, compared to net cash used in financing activities of $0.5 million for the same period in 2013, a decrease in net cash used in financing activities of $0.3 million. The decrease in net cash used in financing activities was primarily attributable to lower cash usage on treasury stock activities from employees' stock-based awards vesting in the current period.
Credit Agreements
Credit Agreement with RBS Citizens Business Capital
The Company and certain of its North American and U.K. subsidiaries ("Loan Parties") entered into a senior secured revolving credit facility (as amended, the “Revolver Agreement”) with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). The Revolver Agreement provides the Company with the ability to borrow up to $40.0 million, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50.0 million, subject to certain conditions, including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the Company's U.K. and North American operations, less required reserves. The maturity date of the Revolver Agreement is August 5, 2014 and will not be renewed with RBS. The Company is actively working to replace this facility with another lender. Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and can be made with an interest rate based on a base rate plus an applicable margin or on the LIBOR rate for the applicable period plus an applicable margin. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement) and is determined as follows:

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

Index

The details of the Revolver Agreement as of March 31, 2014 were as follows:

(In millions)	March 31, 2014
Borrowing base	$27.0
Less: adjustments to the borrowing base
Minimum availability	(10.0)
Outstanding letters of credits	(1.7)
Adjusted borrowing base	15.3
Less: outstanding borrowing	—
Additional borrowing availability	$15.3
Interest rates on outstanding borrowing	5.00%

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

The Company was in compliance with all covenants under the Revolver Agreement as of March 31, 2014.

Index

Credit Agreement with Westpac Banking Corporation

Certain Australian and New Zealand subsidiaries of the Company have a facility agreement with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”). On September 30, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a waiver letter to waive compliance with a financial covenant contained in the facility agreement at the September 30, 2013 and December 31, 2013 testing dates, and on December 19, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a Deed of Variation to the facility agreement (as amended, the “Facility Agreement”) to amend certain terms and conditions of the Facility Agreement.
The Facility Agreement provides three tranches: (1) an invoice discounting facility of up to $13.9 million (AUD20 million) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (2) an overdraft facility of up to $3.0 million (NZD3.5 million) (“Tranche B”) for a New Zealand subsidiary of the Company; and (3) a financial guarantee facility of up to $4.6 million (AUD5 million) (“Tranche C”) for the Australian subsidiary.
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
The details of the Facility Agreement as of March 31, 2014 were as follows:

(In millions)	March 31, 2014
Tranche A:
Borrowing capacity	$13.9
Less: outstanding borrowing	(0.2)
Additional borrowing availability	$13.7
Interest rates on outstanding borrowing	4.58%
Tranche B:
Borrowing capacity	$3.0
Less: outstanding borrowing	—
Additional borrowing availability	$3.0
Interest rates on outstanding borrowing	6.03%
Tranche C:
Borrowing capacity	$4.6
Less: outstanding borrowing	(3.3)
Additional borrowing availability	$1.4
Interest rates on outstanding borrowing	1.80%

Index

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including: (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $16.2 million (AUD17.5 million); (2) a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.0x for the trailing twelve-month period at March 31, 2014 testing date, 1.1x at the June 30, 2014 testing date and 1.5x at all other testing dates thereafter; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of March 31, 2014.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium and Singapore. As of March 31, 2014, the Netherlands subsidiary could borrow up to $1.9 million (€1.4 million) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary has a $1.4 million (€1 million) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one-month EURIBOR plus a margin, and were 2.74% as of March 31, 2014. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one-year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.8 million (SGD1 million) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on March 31, 2014. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. There was an aggregate of $0.3 million in outstanding borrowings under the Belgium, the Netherlands, and Singapore lending agreements as of March 31, 2014.
The average aggregate monthly outstanding borrowings under the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands and Singapore was $0.2 million for the three months ended March 31, 2014. The weighted average interest rate on all outstanding borrowings as of March 31, 2014 was 5.46%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.
Liquidity Outlook
As of March 31, 2014, the Company had cash and cash equivalents on hand of $22.1 million supplemented by additional borrowing availability of $15.3 million under the Revolver Agreement available in the United States (U.S.) and $20.5 million of additional borrowing availability under the Facility Agreement and other lending arrangements in Belgium, the Netherlands and Singapore. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of March 31, 2014 and assuming the Company replaces the Revolver Agreement. The Company's near-term cash requirements during 2014 are primarily related to funding operations, restructuring actions and capital expenditures. For the full year 2014, the Company expects to make capital expenditures of approximately $3.0 million to $4.0 million, which excludes landlord-funded leasehold improvements, and payments in connection with restructuring actions of $4.0 million to $5.0 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.
As of March 31, 2014, $2.0 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held internationally, primarily in the United Kingdom ($7.2 million), Australia ($4.0 million), Mainland China ($2.5 million), The Netherlands ($1.5 million) and France ($1.2 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision. In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds. The Company has not provided for federal income or foreign withholding taxes on these undistributed foreign earnings. The Company has not done so because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.3 million and $0.7 million as of March 31, 2014 and December 31, 2013, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to the Company's Condensed Consolidated Financial Statements.
Critical Accounting Policies
See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 27, 2014 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2014.

Index

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions, that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company's ability to execute its strategic initiatives, (3) risks related to fluctuations in the Company’s operating results from quarter to quarter, (4) the ability of clients to terminate their relationship with the Company at any time, (5) competition in the Company’s markets, (6) the negative cash flows and operating losses that the
Company has experienced from time to time, (7) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (8) risks associated with the Company’s investment strategy, (9) risks related to international operations, including foreign currency fluctuations, (10) the Company’s dependence on key management personnel, (11) the Company’s ability to attract and retain highly-skilled professionals, (12) the Company’s ability to collect its accounts receivable, (13) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (14) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (15) risks related to providing uninterrupted service to clients, (16) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (17) the Company’s ability to utilize net operating loss carry-forwards, (18) volatility of the Company’s stock price, (19) the impact of government regulations, (20) restrictions imposed by blocking arrangements, (21) risks related to activist stockholders, (22) risks related to limited availability under the Company's credit facilities and (23) the Company's ability to successfully achieve its strategic initiatives. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the three months ended March 31, 2014, the Company earned approximately 84% of its gross margin outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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
As more fully described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has credit agreements with RBS Citizens Business Capital, Westpac Banking Corporation and other credit agreements with lenders in Belgium, the Netherlands, and Singapore. The Company does not hedge the interest risk on borrowings under the credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings in the current year, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

Index

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceeding that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
 As of March 31, 2014, there have not been any material changes to the information set forth in Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 except as follows.

A currently threatened proxy contest and any other actions of activist stockholders could have a negative effect on our business.

On March 19, 2014, Lone Star Value Management, LLC and certain other affiliated persons and entities (the “Lone Star Group”), filed with the SEC Lone Star Group’s preliminary proxy statement to nominate two alternative director nominees for election to our Board of Directors at the annual meeting of stockholders on May 29, 2014. Our Board of Directors has not endorsed the Lone Star Group’s director nominees and we have been in discussions with the Lone Star Group. If a proxy contest or any other dissident stockholder activity ensues, then our business could be adversely affected because responding to proxy contests, litigation and other actions by dissident stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. In addition, perceived uncertainties as to our future direction may result in the loss of potential business opportunities and harm our ability to attract new investors and clients. If the Lone Star Group’s director nominees are elected to our Board of Directors, it may adversely affect our ability to effectively and timely implement our strategic initiatives and to retain and attract experienced management and employees. Also, we may experience a significant increase in legal fees, administrative and associated costs incurred in connection with responding to a proxy contest or related action. These actions could also cause our stock price to experience periods of volatility or stagnation.

We have limited borrowing availability under our credit facilities and such facilities may be terminated, which may negatively impact our liquidity.

Extensions of credit under the Revolver Agreement with RBS our Facility Agreement with Westpac are permitted based on a borrowing base, which is an agreed percentage of eligible accounts receivable, less required reserves, letters of credit and outstanding borrowings. If the amount or quality of our accounts receivable deteriorates, then our ability to borrow under these credit facilities will be directly affected. Our lenders can impose other conditions, such as payroll and other reserves at any time without prior notice to us and these actions would reduce the amounts available to us under the credit facilities. In addition, the Revolver Agreement with RBS expires on August 5, 2014 and will not be renewed with RBS. Furthermore, the Facility Agreement with Westpac does not have a stated maturity date and can be terminated by Westpac upon 90 days written notice. We cannot provide assurance that we will be able to borrow under these credit facilities if we need money to fund working capital or other needs or replace the Revolver Agreement with RBS.

If sources of liquidity are not available or if we cannot generate sufficient cash flows from operations, then we may be required to obtain additional sources of funds through additional operating improvements, capital markets transactions, asset sales or financing from third parties, or a combination thereof and, under certain conditions, such transactions could substantially dilute the ownership of existing stockholders. We cannot provide assurance that the additional sources of funds will be available, or if available, would have reasonable terms.

We may not be able to successfully achieve our strategic initiatives, which could have a negative effect on our business, results of operations and financial condition.

            We have been engaged in strategic initiatives to refocus on our core business to maximize long-term stockholder value, to improve our cost structure and efficiency and to increase our selling efforts and developing new business.  We cannot provide any assurance that we will be able to successfully execute these or other strategic initiatives or that we will be able to execute these initiatives on our expected timetable.  Furthermore, we have announced that we are exploring opportunities to divest our Legal eDiscovery business.  We may not be able to divest this business and, if we are successful in doing so, we cannot provide any assurance as to the proceeds that we will receive or when such divestiture would be completed.  After any such divestiture, we may not be successful in refocusing our core business and obtaining operational efficiencies or replacing revenues lost as a result of the divestiture.

Index

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2014 - January 31, 2014 (b)	1,452	$3.99	—	$6,792,000
February 1, 2014 - February 28, 2014 (b)	15,994	$3.84	—	$6,792,000
March 1, 2014 - March 31, 2014 (b)	11,255	$3.42	—	$6,792,000
Total	28,701	$3.68	—	$6,792,000

(a)
On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. As of March 31, 2014, the Company had repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. Repurchases of common stock are restricted under the Company’s Revolver Agreement entered into on August 5, 2010, as amended on February 22, 2012, June 26, 2012 and December 31, 2012.

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

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ MANUEL MARQUEZ DORSCH
Manuel Marquez Dorsch
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated:	May 1, 2014
		By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Executive Vice President, Chief Financial Officer and
Controller
(Principal Financial and Accounting Officer)
Dated:	May 1, 2014

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
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2014, and (v) Notes to Condensed Consolidated Financial Statements.