Form 10-Q
period 2014-06-30
Hudson Global, Inc.
filed 2014-08-04
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2014
Common Stock - $0.001 par value	33,007,345

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$167,365	$171,360	$329,226	$337,037
Direct costs	104,554	110,856	208,885	219,857
Gross margin	62,811	60,504	120,341	117,180
Operating expenses:
Selling, general and administrative expenses	63,612	63,023	123,214	124,613
Depreciation and amortization	1,514	1,656	3,002	3,304
Business reorganization expenses	1,117	1,249	1,231	3,231
Operating income (loss)	(3,432)	(5,424)	(7,106)	(13,968)
Non-operating income (expense):
Interest income (expense), net	(206)	(155)	(350)	(300)
Other income (expense), net	(321)	(94)	(523)	177
Income (loss) before provision for income taxes	(3,959)	(5,673)	(7,979)	(14,091)
Provision for (benefit from) income taxes	415	138	939	(39)
Net income (loss)	$(4,374)	$(5,811)	$(8,918)	$(14,052)
Earnings (loss) per share:
Basic	$(0.13)	$(0.18)	$(0.27)	$(0.43)
Diluted	$(0.13)	$(0.18)	$(0.27)	$(0.43)
Weighted-average shares outstanding:
Basic	32,752	32,717	32,697	32,532
Diluted	32,752	32,717	32,697	32,532
Comprehensive income (loss):
Net income (loss)	$(4,374)	$(5,811)	$(8,918)	$(14,052)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	1,001	(3,626)	2,030	(5,387)
Pension liability adjustment	—	29	(25)	44
Total other comprehensive income (loss), net of income taxes	1,001	(3,597)	2,005	(5,343)
Comprehensive income (loss)	$(3,373)	$(9,408)	$(6,913)	$(19,395)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17,853	$37,378
Accounts receivable, less allowance for doubtful accounts of $1,152 and $1,108, respectively	100,508	85,901
Prepaid and other	10,381	8,762
Total current assets	128,742	132,041
Property and equipment, net	14,900	13,822
Deferred tax assets, non-current	6,487	7,124
Other assets, non-current	5,791	5,842
Total assets	$155,920	$158,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,177	$9,747
Accrued expenses and other current liabilities	57,574	54,722
Short-term borrowings	2,183	476
Accrued business reorganization expenses	2,292	3,810
Total current liabilities	70,226	68,755
Deferred rent and tenant improvement contributions	7,556	6,120
Income tax payable, non-current	2,929	3,872
Other non-current liabilities	6,600	5,697
Total liabilities	87,311	84,444
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 33,134 and 33,543 shares, respectively	34	34
Additional paid-in capital	476,193	475,461
Accumulated deficit	(426,340)	(417,422)
Accumulated other comprehensive income, net of applicable tax	19,178	17,173
Treasury stock, 127 and 211 shares, respectively, at cost	(456)	(861)
Total stockholders’ equity	68,609	74,385
Total liabilities and stockholders' equity	$155,920	$158,829

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(8,918)	$(14,052)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,002	3,304
Provision for (recovery of) doubtful accounts	78	35
Provision for (benefit from) deferred income taxes	237	(373)
Stock-based compensation	829	1,532
Other, net	192	324
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(12,622)	(1,393)
Decrease (increase) in prepaid and other assets	(670)	(692)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	679	3,371
Increase (decrease) in accrued business reorganization expenses	(1,086)	743
Net cash provided by (used in) operating activities	(18,279)	(7,201)
Cash flows from investing activities:
Capital expenditures	(2,746)	(1,416)
Net cash provided by (used in) investing activities	(2,746)	(1,416)
Cash flows from financing activities:
Borrowings under credit agreements	23,584	9,550
Repayments under credit agreements	(21,884)	(8,887)
Repayment of capital lease obligations	(283)	(230)
Purchase of restricted stock from employees	(122)	(470)
Net cash provided by (used in) financing activities	1,295	(37)
Effect of exchange rates on cash and cash equivalents	205	(1,692)
Net increase (decrease) in cash and cash equivalents	(19,525)	(10,346)
Cash and cash equivalents, beginning of the period	37,378	38,653
Cash and cash equivalents, end of the period	$17,853	$28,307
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$202	$123
Cash payments during the period for income taxes, net of refunds	$555	$395

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2013	33,332	$34	$475,461	$(417,422)	$17,173	$(861)	$74,385
Net income (loss)	—	—	—	(8,918)	—	—	(8,918)
Other comprehensive income (loss), currency translation adjustments, net of applicable tax	—	—	—	—	2,030	—	2,030
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	(25)	—	(25)
Purchase of restricted stock from employees	(33)	—	—	—	—	(122)	(122)
Issuance of shares for 401(k) plan contribution	118	—	(97)	—	—	527	430
Stock-based compensation	(410)	—	829	—	—	—	829
Balance at June 30, 2014	33,007	$34	$476,193	$(426,340)	$19,178	$(456)	$68,609

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

NOTE 2 – DESCRIPTION OF BUSINESS
The Company is comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe (“Hudson regional businesses” or “Hudson”). The Company provides specialized professional-level recruitment and related talent solutions. The Company’s core service offerings include Permanent Recruitment, Contract Consulting, Recruitment Process Outsourcing (“RPO”), Talent Management Solutions and Legal eDiscovery.
The Company operates in 20 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. See Note 15 for further details regarding the reportable segments.
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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. Accordingly, the standard is effective for the Company beginning on January 1, 2016. The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company's financial condition, results of operations, and disclosures.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for the Company beginning on January 1, 2017. The Company is currently evaluating the impact that the standard will have on the Company's financial condition, results of operations, and disclosures.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Accordingly, the standard is effective for the Company beginning on January 1, 2015. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The Company is currently reviewing the requirements of ASU 2014-08, which will only impact the Company's financial statements upon the occurrence of a future disposal transaction within its scope.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes" ("ASU 2013-11"). ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted the ASU 2013-11 prospectively on January 1, 2014. As of June 30, 2014, the Company reclassified $772 of its unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward in the Condensed Consolidated Balance Sheet.

There have been no other new accounting pronouncements not yet effective that have significance, or potential significance, to the Company's Condensed Consolidated Financial Statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 4 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	Three Months Ended June 30, 2014
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$119,344	$35,094	$12,927	$167,365
Direct costs (1)	100,880	680	2,994	104,554
Gross margin	$18,464	$34,414	$9,933	$62,811

	Three Months Ended June 30, 2013
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$127,995	$31,357	$12,008	$171,360
Direct costs (1)	107,617	429	2,810	110,856
Gross margin	$20,378	$30,928	$9,198	$60,504

	Six Months Ended June 30, 2014
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$238,677	$65,224	$25,325	$329,226
Direct costs (1)	201,795	1,167	5,923	208,885
Gross margin	$36,882	$64,057	$19,402	$120,341

	Six Months Ended June 30, 2013
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$256,836	$57,838	$22,363	$337,037
Direct costs (1)	213,983	1,038	4,836	219,857
Gross margin	$42,853	$56,800	$17,527	$117,180

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. As of June 30, 2014, there were 2,608,643 shares of the Company’s common stock available for future issuance under the ISAP.
A summary of the quantity and vesting conditions for stock-based awards granted to the Company's employees for the six months ended June 30, 2014 was as follows:

Vesting conditions	Number of Shares of Restricted Stock Granted
Vest 100% on the third anniversary of the grant date with service conditions only	5,000
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. During the six months ended June 30, 2014, the Company granted 50,259 restricted stock units to its non-employee directors pursuant to the Director Plan.
For the three and six months ended June 30, 2014 and 2013, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$27	$93	$85	$237
Restricted stock	93	417	502	898
Restricted stock units	213	347	242	397
Total	$333	$857	$829	$1,532

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Stock Options
There was no unrecognized stock-based compensation expense related to outstanding unvested stock options as of June 30, 2014.
Changes in the Company’s stock options for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014		2013
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	800,350	$9.15	1,238,650	$11.21
Expired/forfeited	(18,550)	14.13	(188,200)	7.95
Options outstanding at June 30,	781,800	9.03	1,050,450	11.80
Options exercisable at June 30,	781,800	$9.03	850,450	$13.36

Restricted Stock
As of June 30, 2014, the Company had approximately $578 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock. The Company expects to recognize that cost over a weighted average service period of 1.64 years.
Changes in the Company’s restricted stock for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014		2013
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	997,802	$3.00	1,028,916	$4.87
Granted	5,000	3.87	555,221	2.42
Vested	(168,574)	5.32	(374,225)	5.15
Forfeited	(445,416)	2.31	(398,805)	4.26
Unvested restricted stock at June 30,	388,812	$2.80	811,107	$3.36

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Restricted Stock Units
 As of June 30, 2014, the Company had approximately $43 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.0 years.
Changes in the Company’s restricted stock units for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014		2013
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	115,869	$3.65	100,000	$5.18
Granted	50,259	3.88	167,400	2.88
Vested	(82,022)	4.18	(152,200)	3.84
Forfeited	(48,160)	2.42	(5,000)	2.42
Unvested restricted stock units at June 30,	35,946	$4.40	110,200	$3.67

Defined Contribution Plan and Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock to the 401(k) plan. Vesting of the Company’s contribution occurs over a five-year period. For the three and six months ended June 30, 2014 and 2013, the Company’s current year expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except otherwise stated)	2014	2013	2014	2013
Expense recognized for the 401(k) plan	$155	$152	$319	$342
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	118	—	118	—
Market value per share of the Company's common stock on contribution date (in dollars)	$3.65	$—	$3.65	$—
Non-cash contribution made for employer matching liability	$430	$—	$430	$—
Additional cash contribution made for employer-matching liability	$—	$—	$—	$651
Total contribution made for employer-matching liability	$430	$—	$430	$651

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 6 – INCOME TAXES
Under ASC 270, “Interim Reporting”, and ASC 740-270, “Income Taxes – Intra Period Tax Allocation”, the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 270 and ASC 740-270 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.
Effective Tax Rate
The provision for income taxes for the six months ended June 30, 2014 was $939 on a pre-tax loss of $7,979, compared to a benefit from income taxes of $39 on pre-tax loss of $14,091 for the same period in 2013. The Company’s effective income tax rate was negative 11.8% and positive 0.3% for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the effective tax rate differed from the U.S. Federal statutory rate of 35% due to the inability of the Company to recognize tax benefits on losses in the U.S. and certain foreign jurisdictions, variations from the U.S. tax rate in foreign jurisdictions, non-deductible expenses and other miscellaneous taxes.

Uncertain Tax Positions
As of June 30, 2014 and December 31, 2013, the Company had $2,929 and $3,872, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $775 and $786 as of June 30, 2014 and December 31, 2013, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) and totaled to a provision of $34 and a provision of $58 for the six months ended June 30, 2014 and 2013, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of June 30, 2014, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2010
Majority of U.S. state and local jurisdictions	2009
United Kingdom	2012
Australia	2009
Majority of other non-U.S. jurisdictions	2008
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of June 30, 2014, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $500 to $750 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

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
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earnings (loss) per share ("EPS"):
Basic	$(0.13)	$(0.18)	$(0.27)	$(0.43)
Diluted	$(0.13)	$(0.18)	$(0.27)	$(0.43)
EPS numerator - basic and diluted:
Net income (loss)	$(4,374)	$(5,811)	$(8,918)	$(14,052)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,752	32,717	32,697	32,532
Common stock equivalents: stock options and other stock-based awards (a)	—	—	—	—
Weighted average number of common stock outstanding - diluted	32,752	32,717	32,697	32,532

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the six months ended June 30, 2014 and 2013 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Unvested restricted stock	388,812	811,107	388,812	811,107
Unvested restricted stock units	35,946	110,200	35,946	110,200
Stock options	781,800	1,050,450	781,800	1,050,450
Total	1,206,558	1,971,757	1,206,558	1,971,757

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 8 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
Included under the caption "Other assets":
Collateral accounts	$619	$619
Rental deposits	1,229	1,195
Total amount under the caption "Other assets":	$1,848	$1,814
Included under the caption "Prepaid and other":
Client guarantees	$60	$61
Other	146	172
Total amount under the caption "Prepaid and other"	$206	$233
Total restricted cash	$2,054	$2,047

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

NOTE 9 – PROPERTY AND EQUIPMENT, NET
As of June 30, 2014 and December 31, 2013, property and equipment, net were as follows:

	June 30, 2014	December 31, 2013
Computer equipment	$10,190	$9,395
Furniture and equipment	6,440	6,379
Capitalized software costs	28,603	26,962
Leasehold improvements	22,948	20,816
	68,181	63,552
Less: accumulated depreciation and amortization	53,281	49,730
Property and equipment, net	$14,900	$13,822

The Company had expenditures of approximately $1,871 and $595 for acquired property and equipment, mainly consisting of software and leasehold improvements, which had not been placed in service as of June 30, 2014 and December 31, 2013, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013. A summary of the Company’s equipment acquired under capital lease agreements was as follows:

	June 30, 2014	December 31, 2013
Capital lease obligation, current	$153	$315
Capital lease obligation, non-current	$350	$9

The Company acquired $437 of property and equipment under capital lease agreements during the six months ended June 30, 2014 in Australia. Capital expenditures for the six months ended June 30, 2014 included $1,415 of landlord-funded tenant improvements for the Company's leased properties in Perth and Melbourne, Australia.

NOTE 10 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption of Other Assets in the accompanying Condensed Consolidated Balance Sheets, for the six months ended June 30, 2014. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

Carrying Value
2014
Goodwill, January 1,	$2,078
Currency translation	(49)
Goodwill, June 30,	$2,029

NOTE 11 – BUSINESS REORGANIZATION EXPENSES

Initiated in 2012 and extended during 2013, the Company took steps to accelerate its strategic initiatives with the implementation of the 2012 plan of reorganization ("2012 Plan"). The Company's 2012 Plan was focused on (1) redirecting resources to high-potential strategic businesses, (2) optimizing operations in under-performing sectors and markets to deliver improved performance, re-engineering of the delivery model, and consolidating operations globally, and (3) streamlining back office support areas and business processes, and establishing global centers of excellence, to gain efficiencies of operation. For the six months ended June 30, 2014, restructuring charges associated with these initiatives for the 2012 Plan primarily included employee separation costs for 16 positions in Asia Pacific and lease termination payments for offices in the U.S. and Australia. The actions identified above were completed in the six months ended June 30, 2014.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Company’s Board previously approved other reorganization plans in 2009, 2008 and 2006 (“Previous Plans”) to streamline the Company’s support operations and the Previous Plans included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations. Business reorganization expenses for the three and six months ended June 30, 2014 and 2013 by plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Previous Plans	$—	$—	$—	$36
2012 Plan	1,117	1,249	1,231	3,195
Total	$1,117	$1,249	$1,231	$3,231

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered during the six months ended June 30, 2014. The amounts in the “Changes in Estimate” and “Additional Charges” columns are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss). Amounts in the “Payments” column represent primarily the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the six months ended June 30, 2014 were as follows:

For The Six Months Ended June 30, 2014	December 31, 2013	Changes in Estimate	Additional Charges	Payments	June 30, 2014
Lease termination payments	$2,445	$729	$90	$(671)	$2,593
Employee termination benefits	1,780	—	343	(1,524)	599
Other associated costs	56	—	69	(56)	69
Total	$4,281	$729	$502	$(2,251)	$3,261

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $163 and $745 as of June 30, 2014 and December 31, 2013, respectively.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The asset retirement obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Total asset retirement obligations	$2,579	$2,533

NOTE 13 – CREDIT AGREEMENTS
Credit Agreement with RBS Citizens Business Capital
The Company and certain of its North American and U.K. subsidiaries ("Loan Parties") have a senior secured revolving credit facility (as amended, the “Revolver Agreement”) with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). The Revolver Agreement provides the Company with the ability to borrow up to $40,000, including the issuance of letters of credit. The Company may increase the maximum borrowing amount to $50,000, subject to certain conditions, including lender acceptance. Extensions of credit are based on a percentage of the eligible accounts receivable from the Company's U.K. and North American operations, less required reserves. The maturity date of the Revolver Agreement is August 5, 2014 and will not be renewed with RBS. On August 1, 2014, the Company entered into two credit agreements to replace the Revolver Agreement with credit facilities with Lloyds Bank PLC and Lloyds Bank Commercial Finance Ltd and Siena Lending Group, LLC (See Note 16 - Subsequent Events for further details). Borrowings under the Revolver Agreement are secured by substantially all of the assets of the Company and can be made with an interest rate based on a base rate plus an applicable margin or on the LIBOR rate for the applicable period plus an applicable margin. The applicable margin for each rate is based on the Company’s Fixed Charge Coverage Ratio (as defined in the Revolver Agreement) and is determined as follows:

Level	Fixed Charge Coverage Ratio	Base Rate Revolving Loans	LIBOR Revolving Loans or Letter of Credit Obligations
I	Greater than or equal to 1.25:1.0	1.25%	2.25%
II	Less than 1.25:1.0 but greater than or equal to 1.10:1.0	1.50%	2.50%
III	Less than 1.10:1.0	1.75%	2.75%

The details of the Revolver Agreement as of June 30, 2014 were as follows:

June 30, 2014
Borrowing base	$26,654
Less: adjustments to the borrowing base
Minimum availability	(10,000)
Outstanding letters of credits	(1,754)
Adjusted borrowing base	14,900
Less: outstanding borrowing	(1,811)
Additional borrowing availability	$13,089
Interest rates on outstanding borrowing	5.00%

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

The Company was in compliance with all financial covenants under the Revolver Agreement as of June 30, 2014.
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
The Facility Agreement provides three tranches: (1) an invoice discounting facility of up to $14,150 (AUD15,000) (“Tranche A”) for an Australian subsidiary of the Company, the availability under which facility is based on an agreed percentage of eligible accounts receivable; (2) an overdraft facility of up to $3,065 (NZD3,500) (“Tranche B”) for a New Zealand subsidiary of the Company; and (3) a financial guarantee facility of up to $4,717 (AUD5,000) (“Tranche C”) for the Australian subsidiary.
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The details of the Facility Agreement as of June 30, 2014 were as follows:

June 30, 2014
Tranche A:
Borrowing capacity	$14,150
Less: outstanding borrowing	—
Additional borrowing availability	$14,150
Interest rates on outstanding borrowing	4.61%
Tranche B:
Borrowing capacity	$3,065
Less: outstanding borrowing	—
Additional borrowing availability	$3,065
Interest rates on outstanding borrowing	6.68%
Tranche C:
Financial guarantee capacity	$4,717
Less: outstanding financial guarantee requested	(3,336)
Additional availability for financial guarantee	$1,381
Interest rates on financial guarantee requested	1.80%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including: (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $16,508 (AUD17,500); (2) a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.0x for the trailing twelve-month period at March 31, 2014 testing date, 1.1x at the June 30, 2014 testing date and 1.5x at all other testing dates thereafter; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of June 30, 2014.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium and Singapore. As of June 30, 2014, the Netherlands subsidiary could borrow up to $1,992 (€1,455) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary has a $1,369 (€1,000) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.60% as of June 30, 2014. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one-year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $802 (SGD1,000) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.0% on June 30, 2014. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. There was an aggregate of $372 in outstanding borrowings under the Belgium, the Netherlands, and Singapore lending agreements as of June 30, 2014.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The average aggregate monthly outstanding borrowings under the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands and Singapore was $1,546 for the six months ended June 30, 2014. The weighted average interest rate on all outstanding borrowings as of June 30, 2014 was 5.16%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	June 30,	December 31,
	2014	2013
Foreign currency translation adjustments	$19,232	$17,203
Pension plan obligations	(54)	(30)
Accumulated other comprehensive income (loss)	$19,178	$17,173

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Elimination	Total
For The Three Months Ended June 30, 2014
Revenue, from external customers	$26,263	$65,101	$76,001	$—	$—	$167,365
Inter-segment revenue	38	—	27	—	(65)	—
Total revenue	$26,301	$65,101	$76,028	$—	$(65)	$167,365
Gross margin, from external customers	$7,066	$24,519	$31,226	$—	$—	$62,811
Inter-segment gross margin	34	1	(35)	—	—	—
Total gross margin	$7,100	$24,520	$31,191	$—	$—	$62,811
Business reorganization expenses	$3	$1,114	$—	$—	$—	$1,117
EBITDA (loss) (a)	$(882)	$(581)	$1,621	$(2,397)	$—	$(2,239)
Depreciation and amortization	202	803	372	137	—	1,514
Intercompany interest income (expense), net	—	—	(132)	132	—	—
Interest income (expense), net	(1)	(37)	(24)	(144)	—	(206)
Income (loss) from continuing operations before income taxes	$(1,085)	$(1,421)	$1,093	$(2,546)	$—	$(3,959)
For The Six Months Ended June 30, 2014
Revenue, from external customers	$53,126	$121,532	$154,568	$—	$—	$329,226
Inter-segment revenue	37	—	107	—	(144)	—
Total revenue	$53,163	$121,532	$154,675	$—	$(144)	$329,226
Gross margin, from external customers	$13,731	$45,430	$61,180	$—	$—	$120,341
Inter-segment gross margin	31	(67)	37	—	(1)	—
Total gross margin	$13,762	$45,363	$61,217	$—	$(1)	$120,341
Business reorganization expenses	$93	$1,115	$23	$—	$—	$1,231
EBITDA (loss) (a)	$(1,993)	$(884)	$2,773	$(4,523)	$—	$(4,627)
Depreciation and amortization	426	1,548	729	299	—	3,002
Intercompany interest income (expense), net	—	—	(262)	262	—	—
Interest income (expense), net	(8)	(80)	(13)	(249)	—	(350)
Income (loss) from continuing operations before income taxes	$(2,427)	$(2,512)	$1,769	$(4,809)	$—	$(7,979)
As of June 30, 2014
Accounts receivable, net	$16,819	$30,505	$53,184	$—	$—	$100,508
Long-lived assets, net of accumulated depreciation and amortization	$1,453	$10,762	$3,292	$1,395	$—	$16,902
Total assets	$20,067	$61,631	$71,148	$3,074	$—	$155,920

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended June 30, 2013
Revenue, from external customers	$37,327	$62,869	$71,164	$—	$—	$171,360
Inter-segment revenue	—	—	17	—	(17)	—
Total revenue	$37,327	$62,869	$71,181	$—	$(17)	$171,360
Gross margin, from external customers	$9,245	$24,276	$26,983	$—	$—	$60,504
Inter-segment gross margin	—	(18)	32	—	(14)	—
Total gross margin	$9,245	$24,258	$27,015	$—	$(14)	$60,504
Business reorganization expenses	$325	$—	$556	$368	$—	$1,249
EBITDA (loss) (a)	$386	$223	$(2,155)	$(2,316)	$—	$(3,862)
Depreciation and amortization	249	826	420	161	—	1,656
Intercompany interest income (expense), net	—	(601)	(110)	711	—	—
Interest income (expense), net	(8)	(51)	10	(106)	—	(155)
Income (loss) from continuing operations before income taxes	$129	$(1,255)	$(2,675)	$(1,872)	$—	$(5,673)
For The Six Months Ended June 30, 2013
Revenue, from external customers	$74,549	$119,070	$143,418	$—	$—	$337,037
Inter-segment revenue	(1)	—	42	—	(41)	—
Total revenue	$74,548	$119,070	$143,460	$—	$(41)	$337,037
Gross margin, from external customers	$17,389	$45,768	$54,023	$—	$—	$117,180
Inter-segment gross margin	(2)	(43)	58	—	(13)	—
Total gross margin	$17,387	$45,725	$54,081	$—	$(13)	$117,180
Business reorganization expenses	$308	$102	$2,427	$394	$—	$3,231
EBITDA (loss) (a)	$(560)	$(644)	$(5,607)	$(3,676)	$—	$(10,487)
Depreciation and amortization	501	1,657	825	321	—	3,304
Intercompany interest income (expense), net	—	(1,266)	(217)	1,483	—	—
Interest income (expense), net	(17)	(92)	17	(208)	—	(300)
Income (loss) from continuing operations before income taxes	$(1,078)	$(3,659)	$(6,632)	$(2,722)	$—	$(14,091)
As of June 30, 2013
Accounts receivable, net	$25,284	$30,602	$47,700	$—	$—	$103,586
Long-lived assets, net of accumulated depreciation and amortization	$1,913	$10,690	$4,485	$1,649	$—	$18,737
Total assets	$30,669	$66,093	$71,052	$7,547	$—	$175,361

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the six months ended June 30, 2014 and 2013 and long-lived assets and net assets by geographic area as of June 30, 2014 and 2013 were as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended June 30, 2014
Revenue (a)	$47,506	$49,137	$26,073	$28,495	$15,964	$190	$167,365
For The Three Months Ended June 30, 2013
Revenue (a)	$45,685	$46,188	$37,124	$25,480	$16,680	$203	$171,360
For The Six Months Ended June 30, 2014
Revenue (a)	$98,366	$91,585	$52,711	$56,203	$29,946	$415	$329,226
For The Six Months Ended June 30, 2013
Revenue (a)	$92,763	$88,230	$74,076	$50,655	$30,840	$473	$337,037
As of June 30, 2014
Long-lived assets, net of accumulated depreciation and amortization (b)	$2,825	$7,188	$2,824	$459	$3,574	$32	$16,902
Net assets	$22,557	$17,875	$7,303	$9,740	$10,976	$158	$68,609
As of June 30, 2013
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,457	$7,144	$3,523	$1,020	$3,546	$47	$18,737
Net assets	$22,113	$25,579	$20,213	$6,184	$13,652	$467	$88,208

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 16 – SUBSEQUENT EVENTS

Assets Held for Sale

On April 29, 2014, the Company's Board of Directors authorized management to explore opportunities to divest the
Company's Legal eDiscovery business. The Company's management subsequently engaged Duff & Phelps Securities, LLC to review the Company’s Legal eDiscovery business and financial performance, including its possible sale. On July 29, 2014, the Company's management and Board of Directors approved the plan for divestiture of the Legal eDiscovery business, which is expected to be completed within 12 months. As such, the Company determined the Legal eDiscovery business has met the criteria to be classified as assets held for sale as of July 29, 2014.

The carrying amounts of the major class of assets and liabilities included as part of the asset held for sale were as follow:

June 30, 2014
Account receivable, net	$10,398
Property and equipment, net	1,318
Other assets	300
Total assets	$12,016
Total liabilities	$2,785

Credit Facilities

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary Hudson Global Resources Limited (“U.K. Borrower”) entered into a receivables finance agreement for an asset-based lending funding facility (the “Lloyds Agreement”) with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, “Lloyds”).  The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $25,236 (£15,000). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $20,189 (£12,000) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress activities in the U.K. operation ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $5,047 (£3,000) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from the permanent recruitment. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post tax profits; and (4) at the end of each month, there must be a minimum excess availability of $3,365 (£2,000).

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Loan and Security Agreement with Siena Lending Group, LLC

On August 1, 2014, the Company and its U.S. subsidiary Hudson Global Resources Management, Inc. (“U.S. Borrower”) entered into a loan and security agreement for a credit facility (the “Siena Agreement”) with Siena Lending Group, LLC. ("Siena").  The Siena Agreement provides the U.S. Borrower with the ability to borrow up to $10,000 (subject to a borrowing base and an availability block), including up to $1,000 for the issuance of letters of credit. In the event of a sale of the Company’s eDiscovery business, the aforementioned borrowing limit will be reduced to $5,000 (subject to a borrowing base and an availability block). The availability block currently is $2,000 but will be decreased to $1,000 in the event of a sale of the Company’s eDiscovery business. The availability block will be eliminated on the later of (a) the date on which the U.S. Borrower notifies Siena that the U.S. Borrower’s Fixed Charge Coverage Ratio is equal to or greater than 1.1x on a trailing six month basis and (b) January 31, 2015. Extensions of credit are based on borrowing base calculated on a percentage of the eligible accounts receivable less required reserves related to the U.S. operations. The term of the Siena Agreement is three years expiring on August 1, 2017.  Borrowings may be made with an interest rate based on a base rate (with a floor of 3.25%) plus 1.75%. The interest rate for letters of credit is 4.5% on face amount of each letter of credit issued and outstanding. Borrowings under the Siena Agreement are secured by substantially all of the assets of the U.S. Borrower.

The Siena Agreement contains various restrictions and covenants including (1) a requirement that the U.S. Borrower maintain a Fixed Charge Coverage Ratio of equal to or greater than 1.1x after the later of (a) the date on which the U.S. Borrower notifies Siena that the U.S. Borrower’s Fixed Charge Coverage Ratio is equal to or greater than 1.1x on a trailing six month basis and (b) January 31, 2015; (2) a limit on the payment of dividends by the U.S. Borrower; (3) restrictions on the ability of the U.S. Borrower to incur additional debt, acquire, merge or otherwise change the ownership of the U.S. Borrower; (4) restrictions on investments and acquisitions; and (5) restrictions on dispositions of assets.

2014 Reorganization Plan Approval

On July 29, 2014, the Board approved a restructuring program ("2014 Plan") that involves various actions for optimizations of existing real estate and global workforce, including integration of support services and systems at the regional and corporate level. These initiatives are expected to result in a restructuring charge of up to $7,000, which is expected to be taken over the next twelve months, depending on the timing of other strategic actions, such as the sale of the Company's eDiscovery business. When the actions are fully completed, we expect to generate an ongoing, annualized return of one and one-half to two times the charge.

Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Item 1 of this Form 10-Q. The reader should also refer to the Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2013. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 15 of this Form 10-Q to the Condensed Consolidated Financial Statements for EBITDA segment reconciliation information.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Recent Accounting Pronouncements

•	Forward-Looking Statements

Executive Overview

The Company has deep expertise in recruiting professional talent across all management disciplines in a wide range of industries, matching clients and candidates to address client needs on a part time, full time and interim basis. The Company provides those services as an independent third party and through the provision of outsourced services as a function of its Recruitment Process Outsourcing (RPO) business. The Company also provides expert guidance and services in the areas of talent assessment, leadership development and transition management through its Talent Management business, leveraging the proprietary tools and techniques developed by its in-house Research & Development division based in Belgium. The Company also provides document review services conducted by teams of lawyers and paralegals through its Legal eDiscovery business. With operations in 20 countries, and relationships with specialized professionals around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company's focus is to continually upgrade its service offerings, delivery capability and assessment tools to make candidates more successful in achieving its clients' business requirements.

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
•Further improving the Company’s cost structure and efficiency of its support functions and infrastructure.
•Building and differentiating our brand through our unique talent solutions offerings.

On April 29, 2014, the Company's Board of Directors authorized management to explore opportunities to divest the Company's Legal eDiscovery business. The purpose of this potential divestiture is to refocus the Company’s on its core business to maximize stockholder value. On April 30, 2014, the Company's management, under the aforementioned authorization by its Board of Directors, engaged Duff & Phelps Securities, LLC to assist the Company and its Board of Directors in reviewing the Company’s Legal eDiscovery business and financial performance, including its possible sale. The Company has completed its initial preparation phase of the process with assistance from Duff & Phelps Securities, LLC. The Company is currently in the marketing phase of the process actively in discussion with potential buyers. On July 29, 2014, the

Index

Company's management and Board of Directors approved the plan for divestiture of the Legal eDiscovery business, which is expected to be completed within 12 months.

In addition, the Company engaged AlixPartners, LLP, a premier consulting firm in the areas of organization design and operational improvements, to assist management in a comprehensive assessment of the Company’s organization and operations. The engagement of AlixPartners was focused on identifying opportunities to better align the organization model to support future growth, and to identify actions that can improve operating efficiencies and effectiveness. In conjunction with the AlixPartners' review, on July 29, 2014, the Company's Board of Directors approved a program to restructure and realign the Company's cost base with current and anticipated future market conditions. The program approved by the Board involves restructuring actions for optimizations of existing real estate and global workforce, including integration of support services and systems at the regional and corporate level. These initiatives are expected to result in a restructuring charge of up to $7.0 million, which is expected to be taken over the next twelve months, depending on the timing of other strategic actions, such as the sale of the Company's eDiscovery business. When the actions are fully completed, we expect to generate an ongoing, annualized return of one and one-half to two times the charge.
Current Market Conditions

Economic conditions in most of the world's major markets remain mixed. Conditions in the U.S. and Western Europe continued to improve during the first half of 2014, but slower growth in China has continued to weaken economic conditions in the rest of the Asia Pacific ("APAC") region, most notably in Australia. In addition, recent military activity and civil unrest in Ukraine may also adversely affect market conditions. If the current market conditions persist, the Company may experience diminished operating results and see a negative impact on its results of operations. The Company closely monitors the conditions in its markets and responds, as appropriate, to the environment in which the Company operates. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for the Company's services.
Financial Performance

In 2014, the Company continued to show progress in its financial performance on its path towards delivering sustained profitability. On a year-to-date basis, performance improvements were widespread with gross margin and EBITDA growth in all our largest markets in Europe and Asia Pacific and in our Permanent Recruitment, RPO and Talent Management business lines. For the second quarter of 2014, the Company had its best gross margin and EBITDA performance since the fourth quarter of 2012, which were delivered by performance in our Recruitment, RPO and Talent Management business lines.

The following is a summary of the highlights for the three and six months ended June 30, 2014 and 2013. This summary should be considered in the context of the additional disclosures in this MD&A.

•	Revenue was $167.4 million for the three months ended June 30, 2014, compared to $171.4 million for the same period in 2013, a decrease of $4.0 million, or 2.3%.

◦
On a constant currency basis, the Company's revenue decreased $7.7 million, or 4.4%. Contracting revenue decreased $11.5 million (down 8.8% compared to the same period in 2013). The decrease in contracting revenue was partially offset by an increase in permanent recruitment revenue of $3.2 million (up 10.0% compared to the same period in 2013) and an increase in talent management revenue of $1.0 million (up 8.8% compared to the same period in 2013).

Revenue was $329.2 million for the six months ended June 30, 2014, compared to $337.0 million for the same period in 2013, a decrease of $7.8 million, or 2.3%.

◦
On a constant currency basis, the Company's revenue decreased $10.0 million, or 2.9%. Contracting revenue decreased $19.8 million (down 7.7% compared to the same period in 2013). The decrease in contracting revenue was partially offset by an increase in permanent recruitment revenue of $7.0 million (up 12.1% compared to the same period in 2013) and an increase in talent management revenue of $2.9 million (up 14.0% compared to the same period in 2013).

Index

•	Gross margin was $62.8 million for the three months ended June 30, 2014, compared to $60.5 million for the same period in 2013, an increase of $2.3 million, or 3.8%.

◦
On a constant currency basis, gross margin increased $1.1 million, or 1.9%. Of this increase, $3.0 million was in permanent recruitment gross margin (up 9.4% compared to the same period in 2013) and $0.8 million was in talent management gross margin (up 9.0% compared to the same period in 2013). The increases were partially offset by a decrease in contracting gross margin of $2.3 million (down 11.2% compared to the same period in 2013).

Gross margin was $120.3 million for the six months ended June 30, 2014, compared to $117.2 million for the same period in 2013, an increase of $3.2 million, or 2.7%.

◦
On a constant currency basis, gross margin increased $2.4 million, or 2.1%. Of this increase, $6.9 million was in permanent recruitment gross margin (up 12.1% compared to the same period in 2013) and $2.0 million was in talent management gross margin (up 11.3% compared to the same period in 2013). The increases were partially offset by a decrease in contracting gross margin of $6.2 million (down 14.4% compared to the same period in 2013).

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) were $63.9 million for the three months ended June 30, 2014, compared to $63.1 million for the same period in 2013, an increase of $0.8 million, or 1.3%.

◦
On a constant currency basis, SG&A and Non-Op decreased $0.2 million, or 0.2%. SG&A and Non-Op, as a percentage of revenue, was 38.2% for the three months ended June 30, 2014, as compared to 36.6% for the same period in 2013.

SG&A and Non-Op were $123.7 million for the six months ended June 30, 2014, compared to $124.4 million for the same period in 2013, a decrease of $0.7 million, or 0.6%.

◦
On a constant currency basis, SG&A and Non-Op decreased $1.3 million, or 1.0%. SG&A and Non-Op, as a percentage of revenue, was 37.6% for the six months ended June 30, 2014, as compared to 36.9% for the same period in 2013.

•
Business reorganization expenses were $1.1 million for the three months ended June 30, 2014, compared to $1.2 million for the same period in 2013, a decrease of approximately $0.1 million. On constant currency basis, business reorganization expenses decreased $0.1 million.

Business reorganization expenses were $1.2 million for the six months ended June 30, 2014, compared to $3.2 million for the same period in 2013, a decrease of approximately $2.0 million. On constant currency basis, business reorganization expenses decreased $2.1 million.

•
EBITDA loss was $2.2 million for the three months ended June 30, 2014 as compared to EBITDA loss of $3.9 million for the same period in 2013, an increase in EBITDA of $1.6 million or 42.0%. On a constant currency basis, EBITDA increased $1.4 million or 39.3%.

EBITDA loss was $4.6 million for the six months ended June 30, 2014 as compared to EBITDA loss of $10.5 million for the same period in 2013, an increase in EBITDA of $5.9 million or 55.9%. On a constant currency basis, EBITDA increased $5.9 million or 55.9%.
For the three and six months ended June 30, 2014 and 2013, the EBITDA loss included approximately $1.4 million of costs incurred for the proxy contest and the organizational strategy review.

•
Net loss was $4.4 million for the three months ended June 30, 2014, compared to a net loss of $5.8 million for the same period in 2013, an improvement of $1.4 million. On constant currency basis, net loss decreased $1.3 million.

Net loss was $8.9 million for the six months ended June 30, 2014, compared to a net loss of $14.1 million for the same period in 2013, an improvement of $5.1 million. On constant currency basis, net loss decreased $5.0 million.

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013			2014	2013
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Hudson Americas	$26,263	$37,327	$(12)	$37,315	$53,126	$74,549	$(35)	$74,514
Hudson Asia Pacific	65,101	62,869	(1,776)	61,093	121,532	119,070	(7,303)	111,767
Hudson Europe	76,001	71,164	5,468	76,632	154,568	143,418	9,535	152,953
Total	$167,365	$171,360	$3,680	$175,040	$329,226	$337,037	$2,197	$339,234
Gross margin:
Hudson Americas	$7,066	$9,245	$(11)	$9,234	$13,731	$17,389	$(33)	$17,356
Hudson Asia Pacific	24,519	24,276	(613)	23,663	45,430	45,768	(2,390)	43,378
Hudson Europe	31,226	26,983	1,787	28,770	61,180	54,023	3,146	57,169
Total	$62,811	$60,504	$1,163	$61,667	$120,341	$117,180	$723	$117,903
SG&A and Non-Op (a):
Hudson Americas	$7,980	$8,534	$(18)	$8,516	$15,662	$17,639	$(47)	$17,592
Hudson Asia Pacific	23,985	24,033	(802)	23,231	45,130	46,268	(2,569)	43,699
Hudson Europe	29,571	28,615	1,790	30,405	58,420	57,262	3,204	60,466
Corporate	2,397	1,935	—	1,935	4,525	3,267	—	3,267
Total	$63,933	$63,117	$970	$64,087	$123,737	$124,436	$588	$125,024
Business reorganization expenses:
Hudson Americas	$3	$325	$—	$325	$93	$308	$—	$308
Hudson Asia Pacific	1,114	—	—	—	1,115	102	(8)	94
Hudson Europe	—	556	15	571	23	2,427	141	2,568
Corporate	—	368	—	368	—	394	—	394
Total	$1,117	$1,249	$15	$1,264	$1,231	$3,231	$133	$3,364
Operating income (loss):
Hudson Americas	$(344)	$961	$4	$965	$(1,308)	$369	$3	$372
Hudson Asia Pacific	(920)	(114)	215	101	(1,555)	(1,473)	312	(1,161)
Hudson Europe	2,831	(888)	67	(821)	4,804	(3,276)	2	(3,274)
Corporate	(4,999)	(5,383)	—	(5,383)	(9,047)	(9,588)	—	(9,588)
Total	$(3,432)	$(5,424)	$286	$(5,138)	$(7,106)	$(13,968)	$317	$(13,651)
Net income (loss), consolidated	$(4,374)	$(5,811)	$179	$(5,632)	$(8,918)	$(14,052)	$158	$(13,894)
EBITDA (loss) (b):
Hudson Americas	$(882)	$386	$8	$394	$(1,993)	$(560)	$13	$(547)
Hudson Asia Pacific	(581)	223	190	413	(884)	(644)	184	(460)
Hudson Europe	1,621	(2,155)	(22)	(2,177)	2,773	(5,607)	(202)	(5,809)
Corporate	(2,397)	(2,316)	—	(2,316)	(4,523)	(3,676)	—	(3,676)
Total	$(2,239)	$(3,862)	$176	$(3,686)	$(4,627)	$(10,487)	$(5)	$(10,492)

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

The reconciliation of EBITDA to the most directly comparable U.S. GAAP financial measure is provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2014	2013	2014	2013
Net income (loss)	$(4,374)	$(5,811)	$(8,918)	$(14,052)
Adjustments to net income (loss)
Provision for (benefit from) income taxes	415	138	939	(39)
Interest expense, net	206	155	350	300
Depreciation and amortization expense	1,514	1,656	3,002	3,304
Total adjustments from income (loss) from continuing operations to EBITDA (loss)	2,135	1,949	4,291	3,565
EBITDA (loss)	$(2,239)	$(3,862)	$(4,627)	$(10,487)

Index

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin as a percentage of revenue for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013			2014	2013
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Revenue:
Hudson Americas	$23,047	$34,708	$—	$34,708	$47,246	$70,081	$—	$70,081
Hudson Asia Pacific	44,859	42,773	(1,360)	41,413	84,127	83,417	(5,749)	77,668
Hudson Europe	51,438	50,514	4,243	54,757	107,304	103,338	7,414	110,752
Total	$119,344	$127,995	$2,883	$130,878	$238,677	$256,836	$1,665	$258,501
Gross margin:
Hudson Americas	$3,910	$6,696	$—	$6,696	$7,970	$13,061	$—	$13,061
Hudson Asia Pacific	5,684	5,608	(225)	5,383	10,630	12,353	(948)	11,405
Hudson Europe	8,870	8,074	649	8,723	18,282	17,439	1,189	18,628
Total	$18,464	$20,378	$424	$20,802	$36,882	$42,853	$241	$43,094
Gross margin as a percentage of revenue:
Hudson Americas	17.0%	19.3%	N/A	19.3%	16.9%	18.6%	N/A	18.6%
Hudson Asia Pacific	12.7%	13.1%	N/A	13.0%	12.6%	14.8%	N/A	14.7%
Hudson Europe	17.2%	16.0%	N/A	15.9%	17.0%	16.9%	N/A	16.8%
Total	15.5%	15.9%	N/A	15.9%	15.5%	16.7%	N/A	16.7%

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

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Revenue	$26.3	$37.3	$(11.1)	(29.6)%	$53.1	$74.5	$(21.4)	(28.7)%

For the three months ended June 30, 2014, temporary contracting revenue decreased $11.7 million, or 33.6%, as compared to the same period in 2013. For the six months ended June 30, 2014, temporary contracting revenue decreased $22.8 million, or 32.6%, as compared to the same period in 2013. The decline in temporary contracting revenue was primarily in Legal, which decreased $10.3 million and $19.1 million, or 43.9% and 40.7%, respectively, for the three and six months ended June 30, 2014. The declines in Legal contracting revenue resulted principally from decreasing client demand from the financial service sector.

Permanent recruitment revenue increased $0.6 million for the three months ended June 30, 2014, or 22.8%, as compared to the same period in 2013. For the six months ended June 30, 2014, permanent recruitment revenue increased $1.4 million or 31.7%, as compared to the same period in 2013. Essentially all of the increase in permanent recruitment revenue was attributable to growth in the Company's RPO practice equally through new clients acquired in the past twelve months as well as higher activities from the Company's existing clients.
Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Gross margin	$7.1	$9.2	$(2.2)	(23.6)%	$13.7	$17.4	$(3.7)	(21.0)%
Gross margin as a percentage of revenue	26.9%	24.8%	N/A	N/A	25.8%	23.3%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	17.0%	19.3%	N/A	N/A	16.9%	18.6%	N/A	N/A

For the three months ended June 30, 2014, temporary contracting gross margin decreased $2.8 million, or 41.6%, as compared to the same period in 2013. The decrease in temporary contracting gross margin was partially offset by an increase in permanent recruitment gross margin of $0.6 million, or 23.8%, as compared to the same period in 2013. For the six months ended June 30, 2014, temporary contracting gross margin decreased $5.1 million, or 39.0%, as compared to the same period in 2013. The decrease in temporary contracting gross margin was partially offset by an increase in permanent recruitment gross margin of $1.4 million, or 33.2%, as compared to the same period in 2013. The decrease in temporary contracting and the increase in permanent recruitment gross margin for the three and six months ended June 30, 2014 were attributable to the same factors as described above for revenue.

For the three months ended June 30, 2014, total gross margin as a percentage of revenue was 26.9%, as compared to 24.8% for the same period in 2013. For the six months ended June 30, 2014, total gross margin as a percentage of revenue was 25.8%, as compared to 23.3% for the same period in 2013. The improvements were principally due to higher proportional permanent recruitment revenue for the three and six months ended June 30, 2014 as compared to the same periods in 2013.

Index

For the three months ended June 30, 2014, temporary contracting experienced a 2.5% increase in average bill rate; however, temporary contracting gross margin as a percentage of revenue decreased to 17.0%, as compared to 19.3% for the same period in 2013. For the six months ended June 30, 2014, temporary contracting experienced 4.7% increase in average bill rate; however, temporary contracting gross margin as a percentage of revenue decreased to 16.9%, as compared to 18.6% for the same period in 2013. The decrease in temporary contracting gross margin as a percentage of revenue was driven by higher burden costs associated with unusually high medical claims as well as lower sales volumes relative to fixed direct costs.
Selling, General and Administrative Expenses and Non-Operating Income (Expense) (“SG&A and Non-Op”)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
SG&A and Non-Op	$8.0	$8.5	$(0.6)	(6.5)%	$15.7	$17.6	$(2.0)	(11.2)%
SG&A and Non-Op as a percentage of revenue	30.4%	22.9%	N/A	N/A	29.5%	23.7%	N/A	N/A

For the three and six months ended June 30, 2014, SG&A and Non-Op expense decreased due to an overall headcount reduction of approximately 31% and 26%, respectively, and lower gross margin-related compensation as compared to the same periods in 2013. The reduction was partially offset by higher burden costs stemming from unusually high medical claims in 2014.

For the three months ended June 30, 2014, SG&A and Non-Op, as a percentage of revenue, was 30.4%, as compared to 22.9% for the same period in 2013. For the six months ended June 30, 2014, SG&A and Non-Op, as a percentage of revenue, was 29.5%, as compared to 23.7% for the same period in 2013. The increases in SG&A and Non-Op, as a percentage of revenue, for the three and six months ended June 30, 2014 were due principally to a larger decline in temporary contracting revenue as described above.

Business Reorganization Expenses

For the three months ended June 30, 2014, business reorganization expenses were nil as compared to $0.3 million for the same periods in 2013. For the six months ended June 30, 2014, business reorganization expenses were approximately $0.1 million as compared to $0.3 million for the same periods in 2013. The business reorganization expenses incurred for the six months ended June 30, 2014 were primarily related to exit costs associated with an office in California.
Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Operating income (loss), where applicable	$(0.3)	$1.0	$(1.3)	(a)	$(1.3)	$0.4	$(1.7)	(a)
EBITDA (loss), where applicable	$(0.9)	$0.4	$(1.3)	(a)	$(2.0)	$(0.6)	$(1.4)	(a)
EBITDA (loss) as a percentage of revenue	(3.4)%	1.0%	N/A	N/A	(3.8)%	(0.8)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.

Index

For the three months ended June 30, 2014, EBITDA loss was $0.9 million, or 3.4% of revenue, as compared to EBITDA of $0.4 million, or 1.0% of revenue, for the same period in 2013. For the six months ended June 30, 2014, EBITDA loss was $2.0 million, or 3.8% of revenue, as compared to EBITDA loss of $0.6 million, or 0.8% of revenue, for the same period in 2013. The increase in EBITDA loss for the three and six months ended June 30, 2014 was principally due to a decline in gross margin.
For the three months ended June 30, 2014, operating loss was $0.3 million, as compared to operating income of $1.0 million for the same period in 2013. For the six months ended June 30, 2014, operating loss was $1.3 million, as compared to operating income of $0.4 million for the same period in 2013. The difference between operating income (loss) and EBITDA (loss) for the three and six months ended June 30, 2014 and 2013 was principally attributable to corporate management fees and depreciation.
Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Revenue	$65.1	$61.1	$4.0	6.6%	$121.5	$111.8	$9.8	8.7%

For the three months ended June 30, 2014, temporary contracting, talent management, and permanent recruitment revenue increased $3.4 million, $0.8 million and $0.2 million, or 8.3%, 22.4% and 1.3%, respectively, as compared to the same period in 2013. For the six months ended June 30, 2014, temporary contracting, permanent recruitment, and talent management revenue increased $6.5 million, $2.1 million and $1.7 million, or 8.3%, 32.4% and 6.2%, respectively, as compared to the same period in 2013.

In Australia, revenue increased $5.2 million, or 11.9%, for the three months ended June 30, 2014, as compared to the same period in 2013. The increase was primarily in temporary contracting and talent management revenue, which increased $4.9 million and $0.8 million, or 15.2% and 24.8%, respectively, for the three months ended June 30, 2014, as compared to the same period in 2013. For the six months ended June 30, 2014, revenue in Australia increased $11.2 million, or 14.0%. The increase was primarily in temporary contracting and talent management revenue, which increased $8.7 million and $2.2 million, or 14.4% and 41.5%, respectively, for the six months ended June 30, 2014, as compared to the same period in 2013. Permanent recruitment revenue increased by $0.5 million, or 3.8%, for the six months ended June 30, 2014, as compared to the same period in 2013. The increases in temporary contracting revenue were primarily due to the RPO practice from new and existing clients in the financial sector as well as the growth of traditional temporary contracting in the public sector. The increase was partially offset by traditional temporary contracting decreases in energy & industrial and consumer sectors. The increase in talent management revenue was due to an increase in assessment and development services resulting from higher rate of new client wins and client retention.

In Asia, revenue increased $0.3 million or 4.6%, for the three months ended June 30, 2014 and $0.8 million or 6.0% for the six months ended June 30, 2014, as compared to the same periods in 2013. The increases in revenue in Asia were primarily in China, where revenue increased $1.2 million or 32.0% for the three months ended June 30, 2014 and $1.9 million or 26.0% for the six months ended June 30, 2014, as compared to the same periods in 2013. The increases in China were principally in permanent recruitment revenue that was led by the RPO, information technology, human resources and accounting & finance recruitment practices. The increase in China was partially offset by revenue decreases in Singapore and Hong Kong.

Index

Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Gross margin	$24.5	$23.7	$0.9	3.6%	$45.4	$43.4	$2.1	4.7%
Gross margin as a percentage of revenue	37.7%	38.7%	N/A	N/A	37.4%	38.8%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	12.7%	13.0%	N/A	N/A	12.6%	14.7%	N/A	N/A

For the three months ended June 30, 2014, the increase in gross margin in APAC was led by talent management and temporary contracting, which increased $0.5 million and $0.3 million, or 19.3% and 5.6%, respectively, as compared to the same period in 2013.

For the six months ended June 30, 2014, the increase in gross margin was led by permanent recruitment and talent management, which increased $1.6 million and $1.3 million, or 6.1% and 26.4%, respectively, as compared to the same period in 2013. These increases were partially offset by a decline in temporary contracting, which decreased $0.8 million or 6.8%, as compared to the same period in 2013.

The increase in gross margin for the three and six months ended June 30, 2014 were attributable to the same factors as described above for the increase in revenue.

Total gross margin as a percentage of revenue was 37.7% for the three months ended June 30, 2014, as compared to 38.7% for the same period in 2013. For the six months ended June 30, 2014, total gross margin as a percentage of revenue was 37.4% , as compared to 38.8%. The declines in total gross margin as a percentage of revenue for the three and six months ended June 30, 2014 resulted from a higher proportion of low-margin high-volume temporary contracting business.

For the three months ended June 30, 2014, temporary contracting gross margin as a percentage of revenue was 12.7%, as compared to 13.0% for the same period in 2013. For the six months ended June 30, 2014, temporary contracting gross margin as a percentage of revenue was 12.6%, as compared to 14.7% for the same period in 2013. The changes in the temporary contracting gross margin percentage for the three and six months ended June 30, 2014 resulted primarily from a shift in mix to lower margin, high volume RPO delivery in temporary contracting.
SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$24.0	$23.2	$0.8	3.2%	$45.1	$43.7	$1.4	3.3%
SG&A and Non-Op as a percentage of revenue	36.8%	38.0%	N/A	N/A	37.1%	39.1%	N/A	N/A

Index

Higher average consultant headcount (up 16% for the three months ended June 30, 2014 and 9% for the six months ended June 30, 2014) drove the overall increase in SG&A and Non-Op for the three and six months ended June 30, 2014 as compared to the same periods in 2013. For the three months ended June 30, 2014, SG&A and Non-Op, as a percentage of revenue, was 36.8%, as compared to 38.0% for the same period in 2013. For the six months ended June 30, 2014, SG&A and Non-Op, as a percentage of revenue, was 37.1%, as compared to 39.1% for the same period in 2013. The reduction in SG&A and Non-Op, as a percentage of revenue, was principally due to higher proportional revenue that was generated from lower commission temporary contracting business as well as reductions in support staff costs and occupancy costs as a result of reorganization actions initiated in 2013.

Business Reorganization Expenses

For the three months ended June 30, 2014, business reorganization expenses were $1.1 million as compared to nil for the same period in 2013. For the six months ended June 30, 2014, business reorganization expenses were $1.1 million as compared to $0.1 million for the same period in 2013. The business reorganization expenses incurred in the current period were primarily related to a change-in-estimate for office space optimization in Australia and employee termination costs for integration of back-office functions in Asia.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Operating income (loss), where applicable	$(0.9)	$0.1	$(1.0)	(a)	$(1.6)	$(1.2)	$(0.4)	33.9%
EBITDA (loss), where applicable	$(0.6)	$0.4	$(1.0)	(a)	$(0.9)	$(0.5)	$(0.4)	92.2%
EBITDA (loss) as a percentage of revenue	(0.9)%	0.7%	N/A	N/A	(0.7)%	(0.4)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.

 For the three months ended June 30, 2014, EBITDA loss was $0.6 million, or 0.9% of revenue, as compared to EBITDA of $0.4 million, or 0.7% of revenue, for the same period in 2013. For the six months ended June 30, 2014, EBITDA loss was $0.9 million, or 0.7% of revenue, as compared to $0.5 million, or 0.4% of revenue, for the same period in 2013. The decreases in EBITDA for the three and six months ended June 30, 2014 were principally due to the business reorganization expenses.
For the three months ended June 30, 2014, operating loss was $0.9 million, as compared to operating income of $0.1 million for the same period in 2013. For the six months ended June 30, 2014, operating loss was $1.6 million, as compared to $1.2 million for the same period in 2013. The difference between operating income (loss) and EBITDA loss for the three and six months ended June 30, 2014 and 2013 was principally attributable to corporate management fees and depreciation.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Revenue	$76.0	$76.6	$(0.6)	(0.8)%	$154.6	$153.0	$1.6	1.1%

For the three months ended June 30, 2014, temporary contracting revenue decreased $3.3 million or 6.1% as compared to the same period in 2013. The decrease was partially offset by permanent recruitment and talent management revenue, which increased $2.4 million and $0.1 million, or 17.2% and 1.6%, respectively, as compared to the same period in 2013. For the six months ended June 30, 2014, permanent recruitment and talent management revenue increased $3.9 million and $0.8 million, or 14.6% and 5.3%, respectively, as compared to the same period in 2013. The increases in permanent recruitment and talent management revenue were partially offset by temporary contracting, which decreased $3.4 million or 3.1%, as compared to the same period in 2013.

Revenue in the U.K. was $47.5 million for the three months ended June 30, 2014, as compared to $50.0 million for the same period in 2013, a decrease of $2.5 million, or 5.1%. The decrease occurred in temporary contracting and talent management revenue, which decreased $3.5 million and $0.4 million, or 8.5% and 36.8%, for the three months ended June 30, 2014, as compared to the same period in 2013. These decreases were partially offset by growth in permanent recruitment revenue, which increased $1.3 million or 18.3%, for the three months ended June 30, 2014, as compared to the same period in 2013. For the six months ended June 30, 2014, total revenue in the U.K. was $98.4 million as compared to $100.3 million for the same period in 2013, a decrease of $1.9 million, or 1.9%. The decrease occurred principally in temporary contracting revenue, which decreased $3.9 million, or 4.6%, for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease was partially offset by growth in permanent recruitment revenue, which increased $2.1 million or 14.7%, for the six months ended June 30, 2014, as compared to the same period in 2013. The decrease in temporary contracting was primarily due to fewer projects in the Company's information technology and accounting & finance practices. The growth in permanent recruitment was led by the legal, human resources and accounting & finance practices.

In Continental Europe, revenue was $28.5 million for the three months ended June 30, 2014, as compared to $26.6 million for the same period in 2013, an increase of $1.9 million, or 7.1%. Permanent recruitment, talent management and temporary contracting revenue increased $1.0 million, $0.5 million, and $0.2 million, or 16.0%, 7.9% and 1.6%, respectively, for the three months ended June 30, 2014, as compared to the same period in 2013. For the six months ended June 30, 2014, total revenue in Continental Europe was $56.2 million, as compared to $52.7 million for the same period in 2013, an increase of $3.5 million or 6.7%. Permanent recruitment, talent management and temporary contracting increased $1.9 million, $1.0 million and $0.5 million, or 14.5%, 7.6% and 1.8%, respectively, for the six months ended June 30, 2014, as compared to the same period in 2013. The increase in permanent recruitment revenue was led by the sales & marketing, engineering & industrial practices and by RPO in Belgium. The increase in talent management revenue came primarily from Belgium.

Index

Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Gross margin	$31.2	$28.8	$2.5	8.5%	$61.2	$57.2	$4.0	7.0%
Gross margin as a percentage of revenue	41.1%	37.5%	N/A	N/A	39.6%	37.4%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	17.2%	15.9%	N/A	N/A	17.0%	16.8%	N/A	N/A

For the three months ended June 30, 2014, permanent recruitment, talent management and temporary contracting gross margin increased $2.2 million, $0.3 million, and $0.1 million, or 15.8%, 3.9%, and1.7%, respectively, as compared to the same period in 2013. For the six months ended June 30, 2014, permanent recruitment and talent management gross margin increased $3.8 million, and $0.6 million, or 14.7% and 4.9%, respectively, as compared to the same period in 2013.

In the U.K., gross margin increased $1.3 million or 9.7% for the three months ended June 30, 2014, as compared to the same period in 2013. For the six months ended June 30, 2014, gross margin in the U.K. increased $2.0 million, or 7.3%, as compared to the same period in 2013. The increases in gross margin for the three and six months ended June 30, 2014 were primarily driven by permanent recruitment.

In Continental Europe, gross margin increased $1.1 million or 7.1% for the three months ended June 30, 2014, as compared to the same period in 2013. The increase came from permanent recruitment and talent management gross margin, which increased $0.9 million and $0.4 million, or 14.3% and 7.4%, respectively, for the three months ended June 30, 2014, as compared to the same period in 2013. For the six months ended June 30, 2014, gross margin in Continental Europe increased $2.0 million, or 6.6%, as compared to the same period in 2013. The increase was in permanent recruitment and talent management gross margin, which increased $1.6 million and $0.7 million, or 12.9% and 5.7%, respectively, for the six months ended June 30, 2014 as compared to the same period in 2013. The increases in gross margin for the three and six months ended June 30, 2014 were primarily from Belgium and France.

Total gross margin for Europe as a percentage of revenue was 41.1% for the three months ended June 30, 2014, as compared to 37.5% for the same period in 2013. For the six months ended June 30, 2014, total gross margin for Europe as a percentage of revenue was 39.6%, as compared to 37.4% for the same period in 2013. The change in total gross margin as a percentage of revenue for the three and six months ended June 30, 2014 was primarily attributable to the increase in permanent recruitment gross margin. Temporary contracting gross margin as a percentage of revenue was 17.2% for the three months ended June 30, 2014, as compared to 15.9% for the same period in 2013. For the six months ended June 30, 2014, temporary contracting gross margin as a percentage of revenue was 17.0%, as compared to 16.8% for the same period in 2013. The improvement in temporary contracting gross margin as a percentage of revenue for the three and six months ended June 30, 2014 was primarily attributable to growth in the higher gross margin legal practice.

Index

SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$29.6	$30.4	$(0.8)	(2.7)%	$58.4	$60.5	$(2.0)	(3.4)%
SG&A and Non-Op as a percentage of revenue	38.9%	39.7%	N/A	N/A	37.8%	39.5%	N/A	N/A

Actions taken to streamline business processes in 2013, including real estate, back office support functions and reduced corporate management fees, resulted in lower SG&A and Non-Op for the three and six months ended June 30, 2014 as compared to the same period in 2013.

For the three months ended June 30, 2014, SG&A and Non-Op, as a percentage of revenue, was 38.9%, as compared to 39.7% for the same period in 2013. For the six months ended June 30, 2014, SG&A and Non-Op, as a percentage of revenue, was 37.8%, as compared to 39.5% for the same period in 2013. The decreases in SG&A and Non-Op, as a percentage of revenue, for the three and six months ended June 30, 2014 were primarily due to the streamlining of business processes and tighter cost control.

Business Reorganization Expenses

For the three months ended June 30, 2014, business reorganization expenses were nil, as compared to $0.6 million for the same period in 2013. For the six months ended June 30, 2014, business reorganization expenses were less than $0.1 million, as compared to $2.6 million for the same period in 2013.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Operating income (loss), where applicable	$2.8	$(0.8)	$3.7	(a)	$4.8	$(3.3)	$8.1	(a)
EBITDA (loss), where applicable	$1.6	$(2.2)	$3.8	(a)	$2.8	$(5.8)	$8.6	(a)
EBITDA (loss) as a percentage of revenue	2.1%	(2.8)%	N/A	N/A	1.8%	(3.8)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.

For the three months ended June 30, 2014, EBITDA was $1.6 million, or 2.1% of revenue, as compared to EBITDA loss of $2.2 million, or 2.8% of revenue, for the same period in 2013. For the six months ended June 30, 2014, EBITDA was $2.8 million, or 1.8% of revenue, as compared to EBITDA loss of $5.8 million, or 3.8% of revenue, for the same period in 2013. The improvements in EBITDA for the three and six months ended June 30, 2014, as compared to the same periods in 2013, were due principally to strengthening in the permanent recruitment business, non-recurrence of the business reorganization actions in the prior year and the Company's effort to streamline business processes and reduce costs.
For the three months ended June 30, 2014, operating income was $2.8 million, as compared to operating loss of $0.8 million for the same period in 2013. For the six months ended June 30, 2014, operating income was $4.8 million, as compared to operating loss of $3.3 million for the same period in 2013. The differences between operating income (loss) and EBITDA (loss) for the three and six months ended June 30, 2014 and 2013 were principally attributable to corporate management fees and depreciation.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $2.4 million for the three months ended June 30, 2014, as compared to $1.9 million for the same period in 2013, an increase of $0.5 million, or 23.9%. For the six months ended June 30, 2014, corporate expenses were $4.5 million, as compared to $3.3 million, an increase of $1.3 million, or 38.5%. The increases for the three and six months ended June 30, 2014 were due to approximately $1.4 million of costs incurred for the proxy contest and organizational strategy review, partially offset by a reduction in corporate staff related costs.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.5 million for the three months ended June 30, 2014, as compared to $1.7 million for the same period in 2013, a decrease of $0.1 million, or 8.6%. For the six months ended June 30, 2014, depreciation and amortization expense was $3.0 million, as compared to $3.3 million for the same period in 2013, a decrease of $0.3 million, or 9.1%. The decrease was due to lower level of capital expenditures in 2013 as compared to prior years.

Interest Expense, Net of Interest Income

Interest expense remained flat and was $0.2 million for each of the three months periods ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, interest expense was $0.4 million as compared to $0.3 million for the same period in 2013.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the six months ended June 30, 2014 was $0.9 million on $8.0 million of pre-tax loss, as compared to an income tax benefit of $0.0 million on $14.1 million of pre-tax loss for the same period in 2013. The effective tax rate for the six months ended June 30, 2014 was negative 11.8%, as compared to 0.3% for the same period in 2013. For the six months ended June 30, 2014 and 2013, the difference in the effective tax rate from the U.S. Federal statutory rate of 35% was primarily due to the the inability of the Company to recognize tax benefits on losses in the U.S. and certain foreign jurisdictions, variations from the U.S. tax rate in foreign jurisdictions, non-deductible expenses and other miscellaneous taxes.

Net Income (Loss)

Net loss was $4.4 million for the three months ended June 30, 2014, as compared to $5.8 million for the same period in 2013, a decrease in net loss of $1.4 million. Basic and diluted loss per share were $0.13 for the three months ended June 30, 2014, as compared to $0.18 for the same period in 2013. For the six months ended June 30, 2014, net loss was $8.9 million as compared to $14.1 million for the same period in 2013. Basic and diluted loss per share were $0.27 for the six months ended June 30, 2014, as compared to $0.43 for the same period in 2013.

Index

Liquidity and Capital Resources
As of June 30, 2014, cash and cash equivalents totaled $17.9 million, as compared to $37.4 million as of December 31, 2013. The following table summarizes the Company's cash flow activities for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
(In millions)	2014	2013
Net cash provided by (used in) operating activities	$(18.3)	$(7.2)
Net cash provided by (used in) investing activities	(2.7)	(1.4)
Net cash provided by (used in) financing activities	1.3	—
Effect of exchange rates on cash and cash equivalents	0.2	(1.7)
Net increase (decrease) in cash and cash equivalents	(19.5)	(10.3)

Cash Flows from Operating Activities
For the six months ended June 30, 2014, net cash used in operating activities was $18.3 million, as compared to $7.2 million of net cash used by operating activities for the same period in 2013, an increase in net cash used by operating activities of $11.1 million. The increase in net cash used by operating activities resulted principally from an increase in accounts receivable partially offset by lower net loss for the current period.

Cash Flows from Investing Activities
For the six months ended June 30, 2014, net cash used in investing activities was $2.7 million, as compared to net cash used in investing activities of $1.4 million for the same period in 2013, an increase in net cash used in investing activities of $1.3 million. The increase in net cash used in investing activities was principally related to leasehold improvements, which were $1.5 million of landlord funded leasehold improvements for the new offices in Asia Pacific region in connection with office relocations.
Cash Flows from Financing Activities
For the six months ended June 30, 2014, net cash provided by financing activities was $1.3 million, compared to net cash used in financing activities of less than $0.1 million for the same period in 2013, a decrease in net cash used in financing activities of $1.3 million. The increase in net cash provided by financing activities was primarily attributable to higher level of net borrowing from the credit facilities and lower cash usage on treasury stock activities from employees' stock-based awards vesting in the current period.
Credit Agreements
As of June 30, 2014, the Company and certain of its North American and U.K. subsidiaries ("Loan Parties") had a senior secured revolving credit facility (as amended, the “Revolver Agreement”) with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”), as described in more detail in Note 13 - Credit Agreements. The Company was in compliance with all financial covenants under the Revolver Agreement as of June 30, 2014. On August 1, 2014, the Company entered into two credit agreements with Lloyds Bank PLC and Lloyds Bank Commercial Finance Ltd and Siena Lending Group, LLC to replace the Revolver Agreement as described below.
Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary Hudson Global Resources Limited (“U.K. Borrower”) entered into a receivables finance agreement for an asset-based lending funding facility (the “Lloyds Agreement”) with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, “Lloyds”).  The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $25.2 million (£15.0 million). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

Index

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $20.2 million (£12.0 million) based on 83% of eligible billed temporary contracting receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress activities in the U.K. operation from ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $5.0 million (£3.0 million) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from the permanent recruitment. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post tax profits; and (4) at the end of each month, there must be a minimum excess availability of $3.4 million (£2.0 million).

Loan and Security Agreement with Siena Lending Group, LLC

On August 1, 2014, the Company and its U.S. subsidiary Hudson Global Resources Management, Inc. (“U.S. Borrower”) entered into a loan and security agreement for a credit facility (the “Siena Agreement”) with Siena Lending Group, LLC. ("Siena").  The Siena Agreement provides the U.S. Borrower with the ability to borrow up to $10.0 million (subject to a borrowing base and an availability block), including up to $1.0 million for the issuance of letters of credit. In the event of a sale of the Company’s eDiscovery business, the aforementioned borrowing limit will be reduced to $5.0 million (subject to a borrowing base and an availability block). The availability block currently is $2.0 million but will be decreased to $1.0 million in the event of a sale of the Company’s eDiscovery business. The availability block will be eliminated on the later of (a) the date on which the U.S. Borrower notifies Siena that the U.S. Borrower’s Fixed Charge Coverage Ratio is equal to or greater than 1.1x on a trailing six month basis and (b) January 31, 2015. Extensions of credit are based on borrowing base calculated on a percentage of the eligible accounts receivable less required reserves related to the U.S. operations. The term of the Siena Agreement is three years expiring on August 1, 2017.  Borrowings may be made with an interest rate based on a base rate (with a floor of 3.25%) plus 1.75%. The interest rate for letters of credit is 4.5% on face amount of each letter of credit issued and outstanding. Borrowings under the Siena Agreement are secured by substantially all of the assets of the U.S. Borrower.

The Siena Agreement contains various restrictions and covenants including (1) a requirement that the U.S. Borrower maintain a Fixed Charge Coverage Ratio of equal to or greater than 1.1x after the later of (a) the date on which the U.S. Borrower notifies Siena that the U.S. Borrower’s Fixed Charge Coverage Ratio is equal to or greater than 1.1x on a trailing six month basis and (b) January 31, 2015; (2) a limit on the payment of dividends by the U.S. Borrower; (3) restrictions on the ability of the U.S. Borrower to incur additional debt, acquire, merge or otherwise change the ownership of the U.S. Borrower; (4) restrictions on investments and acquisitions; and (5) restrictions on dispositions of assets.
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
The Facility Agreement provides three tranches: (1) an invoice discounting facility of up to $14.2 million (AUD15 million) (“Tranche A”) for an Australian subsidiary of the Company, the availability under which facility is based on an agreed percentage of eligible accounts receivable; (2) an overdraft facility of up to $3.1 million (NZD$3.5 million) (“Tranche B”) for a New Zealand subsidiary of the Company; and (3) a financial guarantee facility of up to $4.7 million (AUD5.0 million) (“Tranche C”) for the Australian subsidiary.

Index

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
The details of the Facility Agreement as of June 30, 2014 were as follows:

in millions	June 30, 2014
Tranche A:
Borrowing capacity	$14.2
Less: outstanding borrowing	—
Additional borrowing availability	$14.2
Interest rates on outstanding borrowing	4.61%
Tranche B:
Borrowing capacity	$3.1
Less: outstanding borrowing	—
Additional borrowing availability	$3.1
Interest rates on outstanding borrowing	6.68%
Tranche C:
Financial guarantee capacity	$4.7
Less: outstanding financial guarantee requested	(3.3)
Additional availability for financial guarantee	$1.4
Interest rates on financial guarantee requested	1.80%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including: (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $16.5 million (AUD17.5 million); (2) a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.0x for the trailing twelve-month period at March 31, 2014 testing date, 1.1x at the June 30, 2014 testing date and 1.5x at all other testing dates thereafter; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of June 30, 2014.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium and Singapore. As of June 30, 2014, the Netherlands subsidiary could borrow up to $2.0 million (€1.5 million) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary has a $1.4 million (€1.0 million) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.60% as of June 30, 2014. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one-year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.8 million (SGD1 million) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.0% on June 30, 2014. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. There was an aggregate of $0.4 million in outstanding borrowings under the Belgium, the Netherlands, and Singapore lending agreements as of June 30, 2014.

Index

The average aggregate monthly outstanding borrowings under the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands and Singapore was $1.5 million for the six months ended June 30, 2014. The weighted average interest rate on all outstanding borrowings as of June 30, 2014 was 5.16%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.
Liquidity Outlook
As of June 30, 2014, the Company had cash and cash equivalents on hand of $17.9 million supplemented by additional borrowing availability of $13.1 million under the Revolver Agreement available in the United States (U.S.) and $21.0 million of additional borrowing availability under the Facility Agreement and other lending arrangements in Belgium, the Netherlands and Singapore. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months. The Revolver Agreement with RBS was replaced by two credit agreements with Lloyds and Siena which allow the Company to borrow up to $25.2 million (£15.0 million) and $10.0 million, respectively. The actual borrowing availabilities with Lloyds and Siena are subject to various restrictions and adjustments as described under the Credit Agreement section above. The Company's near-term cash requirements during 2014 are primarily related to funding operations, restructuring actions and capital expenditures. For the next 12 months, the Company expects to make capital expenditures of approximately $3.0 million to $4.0 million, which excludes landlord-funded leasehold improvements, payments in connection with the existing restructuring actions of $2.0 million to $3.0 million, and up to $7.0 million for the 2014 Plan. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.
As of June 30, 2014, the Company's cash and cash equivalents noted above were held outside of the U.S., primarily in the United Kingdom ($2.3 million), Australia ($6.9 million), Mainland China ($3.1 million), and New Zealand ($1.0 million). However, the majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision. In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds. The Company has not provided for federal income or foreign withholding taxes on these undistributed foreign earnings. The Company has not done so because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

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

Index

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.2 million and $0.7 million as of June 30, 2014 and December 31, 2013, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
See Note 3 of this Form 10-Q to the Condensed Consolidated Financial Statements for a full description of relevant recent accounting pronouncements including the respective expected dates of adoption.

Critical Accounting Policies
See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 27, 2014 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended June 30, 2014.

Index

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions, that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company's ability to execute its strategic initiatives, including the divestiture of its Legal eDiscovery business, (3) risks related to fluctuations in the Company’s operating results from quarter to quarter, (4) the ability of clients to terminate their relationship with the Company at any time, (5) competition in the Company’s markets, (6) the negative cash flows and operating losses that the Company has experienced from time to time, (7) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (8) risks associated with the Company’s investment strategy, (9) risks related to international operations, including foreign currency fluctuations, (10) the Company’s dependence on key management personnel, (11) the Company’s ability to attract and retain highly-skilled professionals, (12) the Company’s ability to collect its accounts receivable, (13) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (14) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (15) risks related to providing uninterrupted service to clients, (16) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (17) the Company’s ability to utilize net operating loss carryforward, (18) volatility of the Company’s stock price, (19) the impact of government regulations, (20) restrictions imposed by blocking arrangements, (21) risks related to limited availability under the Company's credit facilities, (22) the Company's ability to successfully achieve its strategic initiatives and (23) risks related to activist stockholders. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the six months ended June 30, 2014, the Company earned approximately 89% of its gross margin outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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
As more fully described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has credit agreements with Lloyds Bank PLC and Lloyds Bank Commercial Finance Ltd, Siena Lending Group, LLC, Westpac Banking Corporation and other credit agreements with lenders in Belgium, the Netherlands, and Singapore. The Company does not hedge the interest risk on borrowings under the credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings in the current year, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

Index

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceeding that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
 As of June 30, 2014, there have not been any material changes to the information set forth in Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 except as follows.

We have limited borrowing availability under our credit facilities and such facilities may be terminated, which may negatively impact our liquidity.

Extensions of credit under our existing Facility Agreement with Westpac as well as our new facilities with Lloyds and Siena are permitted based on a borrowing base, which is an agreed percentage of eligible accounts receivable, less required reserves, applicable letters of credit and outstanding borrowings. If the amount or quality of our accounts receivable deteriorates, then our ability to borrow under these credit facilities will be directly affected. Furthermore, the Facility Agreement with Westpac does not have a stated maturity date and can be terminated by Westpac upon 90 days written notice. We cannot provide assurance that we will be able to borrow under these credit facilities if we need money to fund working capital or other needs.

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

We may not be able to successfully achieve our strategic initiatives and goals, which could have a negative effect on our business, results of operations and financial condition.

          We have been engaged in strategic initiatives to refocus on our core business to maximize long-term stockholder value, to improve our cost structure and efficiency and to increase our selling efforts and developing new business.  We cannot provide any assurance that we will be able to successfully execute these or other strategic initiatives or that we will be able to execute these initiatives on our expected timetable. Furthermore, we have continued our pursuit of divesting our Legal eDiscovery business.  We may not be able to divest this business but, if we are successful in doing so, we cannot provide any assurance as to the proceeds that we will receive or when such divestiture would be completed.  After any such divestiture, we may not be successful in refocusing our core business and obtaining operational efficiencies or replacing revenues lost as a result of the divestiture.

Proxy contests and any other actions of activist stockholders could have a negative effect on our business.

The Company recently experienced a proxy contest from activist stockholders. If further proxy contests or any other dissident stockholder activities ensue, then our business could be adversely affected because responding to proxy contests, litigation and other actions by dissident stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. In addition, perceived uncertainties as to our future direction may result in the loss of potential business opportunities and harm our ability to attract new investors and clients. As new director nominees are elected to our Board of Directors as a result of a proxy contest, it may adversely affect our ability to effectively and timely implement our strategic initiatives and to retain and attract experienced management and employees. Also, we may experience a significant increase in legal fees, administrative and associated costs incurred in connection with responding to a proxy contest or related action. These actions could also cause our stock price to experience periods of volatility or stagnation.

Index

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2014 - April 30, 2014	—	$—	—	$6,792,000
May 1, 2014 - May 30, 2014 (b)	4,779	$3.50	—	$6,792,000
June 1, 2014 - June 30, 2014	—	$—	—	$6,792,000
Total	4,779	$3.50	—	$6,792,000

(a)
On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. As of June 30, 2014, the Company had repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. Repurchases of common stock are restricted under the Company’s Revolver Agreement entered into on August 5, 2010, as amended on February 22, 2012, June 26, 2012 and December 31, 2012.

(b)	Consisted of shares of restricted stock withheld from employees upon the vesting of such shares to satisfy employees’ income tax withholding requirements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

Costs Associated with Exit or Disposal Activities - In April, 2014, the Company engaged AlixPartners, LLP, a premier consulting firm in the areas of organization design and operational improvements, to assist management in a comprehensive assessment of the Company’s organization and operations. On July 29, 2014, the Company’s Board of Directors approved a plan of reorganization (“2014 Plan”) for optimizations of existing real estate and global workforce, including integration of support services and systems at the regional and corporate level. These initiatives are expected to result in a restructuring charge of up to $7.0 million, which is expected to be taken over the next twelve months, depending on the timing of other major strategic actions, such as the sale of the Company's eDiscovery business. The 2014 Plan is expected to consist of employee termination benefits of up to approximately $6.0 million, with the rest of the charges primarily in real estate optimization. The future cash expenditures for the actions described above will be approximately equal to the estimated costs.

ITEM 6.    EXHIBITS
 The exhibits to this Form 10-Q are listed in the Exhibit Index included elsewhere herein.

Index

SIGNATURES
 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ MANUEL MARQUEZ DORSCH
Manuel Marquez Dorsch
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated:	August 4, 2014
		By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Executive Vice President, Chief Financial Officer and
Controller
(Principal Financial and Accounting Officer)
Dated:	August 4, 2014

Index

HUDSON GLOBAL, INC.
FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Hudson Global, Inc. (incorporated by reference to Exhibit 3.2 to Hudson Global, Inc.'s Current Report on Form 8-K dated June 2, 2014 (File No. 0-50129)).

3.2	Amended and Restated By-laws of Hudson Global, Inc. (incorporated by reference to Exhibit 3.4 to Hudson Global, Inc.'s Current Report on Form 8-K dated June 2, 2014 (File No. 0-50129)).
31.1	Certification by Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification by the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the six months ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.