Form 10-Q
period 2014-09-30
Hudson Global, Inc.
filed 2014-11-10
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 31, 2014
Common Stock - $0.001 par value	33,112,515

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$149,278	$139,287	$444,515	$422,573
Direct costs	93,591	88,796	274,927	265,982
Gross margin	55,687	50,491	169,588	156,591
Operating expenses:
Selling, general and administrative expenses	58,539	54,614	174,672	169,039
Depreciation and amortization	1,467	1,408	4,242	4,461
Business reorganization expenses	794	594	2,026	3,803
Operating income (loss)	(5,113)	(6,125)	(11,352)	(20,712)
Non-operating income (expense):
Interest income (expense), net	(192)	(146)	(533)	(422)
Other income (expense), net	176	294	(325)	475
Income (loss) from continuing operations before provision for income taxes	(5,129)	(5,977)	(12,210)	(20,659)
Provision for (benefit from) income taxes	(558)	(392)	37	(775)
Income (loss) from continuing operations	(4,571)	(5,585)	(12,247)	(19,884)
Income (loss) from discontinued operations, net of income taxes	(2,448)	538	(3,690)	785
Net income (loss)	$(7,019)	$(5,047)	$(15,937)	$(19,099)
Earnings (loss) per share:
Basic and diluted
Income (loss) from continuing operations	$(0.14)	$(0.17)	$(0.38)	$(0.61)
Income (loss) from discontinued operations	(0.07)	0.02	(0.11)	0.02
Net income (loss)	$(0.21)	$(0.15)	$(0.49)	$(0.59)
Weighted-average shares outstanding:
Basic	32,910	32,600	32,769	32,468
Diluted	32,910	32,600	32,769	32,468
Comprehensive income (loss):
Net income (loss)	$(7,019)	$(5,047)	$(15,937)	$(19,099)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	(3,386)	2,259	(1,356)	(3,127)
Pension liability adjustment	5	16	(20)	60
Total other comprehensive income (loss), net of income taxes	(3,381)	2,275	(1,376)	(3,067)
Comprehensive income (loss)	$(10,400)	$(2,772)	$(17,313)	$(22,166)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,753	$37,378
Accounts receivable, less allowance for doubtful accounts of $1,065 and $1,041, respectively	83,116	76,467
Prepaid and other	8,753	7,960
Current assets of discontinued operations	13,310	12,518
Total current assets	123,932	134,323
Property and equipment, net	12,031	11,989
Deferred tax assets, non-current	6,134	7,124
Other assets, non-current	4,927	5,393
Total assets	$147,024	$158,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,888	$8,899
Accrued expenses and other current liabilities	52,347	51,917
Short-term borrowings	8,217	476
Accrued business reorganization expenses	2,430	3,275
Current liabilities of discontinued operations	5,762	5,251
Total current liabilities	74,644	69,818
Deferred rent and tenant improvement contributions	6,328	5,333
Income tax payable, non-current	2,468	3,872
Other non-current liabilities	5,297	5,421
Total liabilities	88,737	84,444
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 33,240 and 33,543 shares, respectively	34	34
Additional paid-in capital	476,271	475,461
Accumulated deficit	(433,359)	(417,422)
Accumulated other comprehensive income, net of applicable tax	15,797	17,173
Treasury stock, 127 and 211 shares, respectively, at cost	(456)	(861)
Total stockholders’ equity	58,287	74,385
Total liabilities and stockholders' equity	$147,024	$158,829

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(15,937)	$(19,099)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,512	4,833
Provision for (recovery of) doubtful accounts	127	44
Provision for (benefit from) deferred income taxes	(11)	(913)
Stock-based compensation	907	1,953
Other, net	318	444
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(10,736)	6,950
Decrease (increase) in prepaid and other assets	1,032	367
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(681)	3,749
Increase (decrease) in accrued business reorganization expenses	(235)	98
Net cash provided by (used in) operating activities	(20,704)	(1,574)
Cash flows from investing activities:
Capital expenditures	(4,289)	(2,165)
Net cash provided by (used in) investing activities	(4,289)	(2,165)
Cash flows from financing activities:
Borrowings under credit agreements	85,642	13,474
Repayments under credit agreements	(77,692)	(13,492)
Payment of deferred financing costs	(454)	—
Repayment of capital lease obligations	(361)	(347)
Purchase of restricted stock from employees	(122)	(480)
Net cash provided by (used in) financing activities	7,013	(845)
Effect of exchange rates on cash and cash equivalents	(645)	(832)
Net increase (decrease) in cash and cash equivalents	(18,625)	(5,416)
Cash and cash equivalents, beginning of the period	37,378	38,653
Cash and cash equivalents, end of the period	$18,753	$33,237
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$344	$185
Cash payments during the period for income taxes, net of refunds	$933	$666

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2013	33,332	$34	$475,461	$(417,422)	$17,173	$(861)	$74,385
Net income (loss)	—	—	—	(15,937)	—	—	(15,937)
Other comprehensive income (loss), currency translation adjustments, net of applicable tax	—	—	—	—	(1,356)	—	(1,356)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	(20)	—	(20)
Purchase of restricted stock from employees	(33)	—	—	—	—	(122)	(122)
Issuance of shares for 401(k) plan contribution	118	—	(97)	—	—	527	430
Stock-based compensation	(304)	—	907	—	—	—	907
Balance at September 30, 2014	33,113	$34	$476,271	$(433,359)	$15,797	$(456)	$58,287

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
Certain prior year amounts have been reclassified to conform to the current period presentation. See Note 3 for further details regarding the discontinued operations reclassification.

NOTE 2 – DESCRIPTION OF BUSINESS
The Company is comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe (“Hudson regional businesses” or “Hudson”). The Company provides specialized professional-level recruitment and related talent solutions. The Company’s core service offerings include Permanent Recruitment, Contract Consulting, Recruitment Process Outsourcing (“RPO”), Talent Management Solutions and Legal eDiscovery. See Note 3 for description regarding the presentation of the Legal eDiscovery business in discontinued operations.
The Company operates in 19 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. See Note 16 for further details regarding the reportable segments.
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

NOTE 3 – DISCONTINUED OPERATIONS

On July 29, 2014, the Company's management and Board of Directors approved a plan for the divestiture of the Company's Legal eDiscovery business within the Hudson Americas and Hudson Europe segments. Subsequently, the Company has entered into an asset purchase agreement on November 7, 2014 to divest the Legal eDiscovery business. Based on the terms of the asset purchase agreement, the Company will not have any significant continuing involvement in the operations of the Legal eDiscovery business after the disposal transaction. In addition, other than providing short term transition services, the Company expects that continuing cash flows will be eliminated within one year. See Note 17 for further details regarding the subsequent disposal of the eDiscovery business.

In addition, the Company ceased its operations in Sweden within the Hudson Europe segment during the third quarter of 2014.

The Company concluded that the divestiture of the Legal eDiscovery business and its cessation of operations in Sweden meet the criteria for discontinued operations set forth in Accounting Standards Codification ("ASC") No. 205, Presentation of Financial Statements. The Company reclassified its discontinued operations for all periods presented and has been excluded from continuing operations and from segment results for all periods presented.

The carrying amounts of the major classes of assets and liabilities from the Legal eDiscovery business and Sweden included as part of the discontinued operations were as follows:

	September 30, 2014			December 31, 2013
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Accounts receivable, net	$10,169	$64	$10,233	$9,143	$291	$9,434
Property and equipment, net	2,166	(2)	2,164	1,835	(2)	1,833
Other assets	814	99	913	1,010	241	1,251
Total assets	$13,149	$161	$13,310	$11,988	$530	$12,518
Total liabilities	$5,232	$530	$5,762	$4,159	$1,092	$5,251

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Reported results for the discontinued operations by period were as follows:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Revenue	$13,812	$214	$14,026	$23,707	$593	$24,300
Gross margin	2,007	55	2,062	4,925	381	5,306
Reorganization expenses	555	408	963	134	—	134
Operating income (loss)	(1,957)	(713)	(2,670)	1,252	(266)	986
Other non-operating income (loss), including interest	(2)	(11)	(13)	(9)	(2)	(11)
Gain (loss) from sale of discontinued operations	—	—	—	—	—	—
Income (loss) from discontinued operations before income taxes	(1,959)	(724)	(2,683)	1,243	(268)	975
Provision (benefit) for income taxes (a)	(235)	—	(235)	437	—	437
Income (loss) from discontinued operations	$(1,724)	$(724)	$(2,448)	$806	$(268)	$538

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Revenue	$46,513	$1,502	$48,015	$76,107	$1,944	$78,051
Gross margin	7,647	855	8,502	14,949	1,438	16,387
Reorganization expenses	555	408	963	156	—	156
Operating income (loss)	(2,452)	(1,088)	(3,540)	2,373	(766)	1,607
Other non-operating income (loss), including interest	(8)	(32)	(40)	(37)	(5)	(42)
Gain (loss) from sale of discontinued operations	—	—	—	—	—	—
Income (loss) from discontinued operations before income taxes	(2,460)	(1,120)	(3,580)	2,336	(771)	1,565
Provision (benefit) for income taxes (a)	110	—	110	780	—	780
Income (loss) from discontinued operations	$(2,570)	$(1,120)	$(3,690)	$1,556	$(771)	$785

a.
Income tax expense is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% due to the inability of the Company to recognize tax benefits on losses in the U.S. and certain foreign jurisdictions, variations from the U.S. tax rate in foreign jurisdictions, non-deductible expenses and other miscellaneous taxes.

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 also provides guidance for related footnote disclosures. ASU 2014-15 is effective for the Company beginning on January 1, 2016 with early adoption permitted. The Company does not believe the impact of its pending adoption of ASU 2014-15 on the Company's consolidated financial statements will be material.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation - Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. Accordingly, the standard is effective for the Company beginning on January 1, 2016. The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company's financial condition, results of operations, and disclosures.
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
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes" ("ASU 2013-11"). ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted the ASU 2013-11 prospectively on January 1, 2014. As of September 30, 2014, the Company reclassified $786 of its unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward in the Condensed Consolidated Balance Sheet.

There have been no other new accounting pronouncements not yet effective that have significance, or potential significance, to the Company's Condensed Consolidated Financial Statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 5 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	Three Months Ended September 30, 2014
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$106,981	$31,713	$10,584	$149,278
Direct costs (1)	90,594	736	2,261	93,591
Gross margin	$16,387	$30,977	$8,323	$55,687

	Three Months Ended September 30, 2013
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$102,428	$28,535	$8,324	$139,287
Direct costs (1)	86,300	713	1,783	88,796
Gross margin	$16,128	$27,822	$6,541	$50,491

	Nine Months Ended September 30, 2014
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$312,591	$96,134	$35,790	$444,515
Direct costs (1)	264,982	1,893	8,052	274,927
Gross margin	$47,609	$94,241	$27,738	$169,588

	Nine Months Ended September 30, 2013
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$306,646	$85,575	$30,352	$422,573
Direct costs (1)	257,717	1,748	6,517	265,982
Gross margin	$48,929	$83,827	$23,835	$156,591

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

NOTE 6 – STOCK-BASED COMPENSATION
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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates, and non-employee directors of the Company. As of September 30, 2014, there were 2,610,414 shares of the Company’s common stock available for future issuance under the ISAP.
A summary of the quantity and vesting conditions for stock-based awards granted to the Company's employees for the nine months ended September 30, 2014 was as follows:

Vesting conditions	Number of Shares of Restricted Stock Granted
Vest 100% on the third anniversary of the grant date with service conditions only	5,000
Immediately vested	1,400
Total shares of stock award granted	6,400
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. During the nine months ended September 30, 2014, the Company granted 50,259 restricted stock units to its non-employee directors pursuant to the Director Plan.
For the three and nine months ended September 30, 2014 and 2013, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$—	$59	$85	$296
Restricted stock	93	328	567	1,226
Restricted stock units	12	34	255	431
Total	$105	$421	$907	$1,953

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Stock Options
There was no unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2014.
Changes in the Company’s stock options for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014		2013
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	800,350	$9.15	1,238,650	$11.21
Expired/forfeited	(43,550)	15.50	(200,200)	8.13
Options outstanding at September 30,	756,800	8.78	1,038,450	11.81
Options exercisable at September 30,	756,800	$8.78	838,450	$13.39

Restricted Stock
As of September 30, 2014, the Company had approximately $465 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock. The Company expects to recognize that cost over a weighted average service period of 1.5 years.
Changes in the Company’s restricted stock for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014		2013
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	997,802	$3.00	1,028,916	$4.87
Granted	6,400	3.80	843,321	2.40
Vested	(172,284)	5.27	(387,825)	5.10
Forfeited	(448,687)	2.31	(442,214)	4.20
Unvested restricted stock at September 30,	383,231	$2.80	1,042,198	$3.06

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Restricted Stock Units
 As of September 30, 2014, the Company had approximately $30 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 0.8 years.
Changes in the Company’s restricted stock units for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014		2013
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	115,869	$3.65	100,000	$5.18
Granted	50,259	3.88	167,400	2.88
Vested	(82,022)	4.18	(152,200)	3.84
Forfeited	(48,160)	2.42	(5,000)	2.42
Unvested restricted stock units at September 30,	35,946	$4.40	110,200	$3.67

Defined Contribution Plan and Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock to the 401(k) plan. Vesting of the Company’s contribution occurs over a five-year period. For the three and nine months ended September 30, 2014 and 2013, the Company’s current year expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except otherwise stated)	2014	2013	2014	2013
Expense recognized for the 401(k) plan	$112	$110	$431	$452
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	—	—	118	—
Market value per share of the Company's common stock on contribution date (in dollars)	$—	$—	$3.65	$—
Non-cash contribution made for employer matching liability	$—	$—	$430	$—
Additional cash contribution made for employer-matching liability	$—	$—	$—	$651
Total contribution made for employer-matching liability	$—	$—	$430	$651

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 7 – INCOME TAXES
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
Effective Tax Rate
The provision for income taxes for the nine months ended September 30, 2014 was $37 on a pre-tax loss of $12,210, compared to a benefit from income taxes of $775 on pre-tax loss of $20,659 for the same period in 2013. The Company’s effective income tax rate was negative 0.3% and positive 3.8% for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the effective tax rate differed from the U.S. Federal statutory rate of 35% due to the inability of the Company to recognize tax benefits on losses in the U.S. and certain foreign jurisdictions, variations from the U.S. tax rate in foreign jurisdictions, non-deductible expenses, other miscellaneous taxes, and changes in uncertain tax positions.
Uncertain Tax Positions
As of September 30, 2014 and December 31, 2013, the Company had $2,468 and $3,872, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $559 and $786 as of September 30, 2014 and December 31, 2013, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) and totaled to a benefit of $165 and a provision of $73 for the nine months ended September 30, 2014 and 2013, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of September 30, 2014, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2011
Majority of U.S. state and local jurisdictions	2009
United Kingdom	2012
Australia	2010
Majority of other non-U.S. jurisdictions	2008
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of September 30, 2014, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $100 to $300 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 8 – EARNINGS (LOSS) PER SHARE
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
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings (loss) per share ("EPS"):
EPS - basic and diluted
Income (loss) from continuing operations	$(0.14)	$(0.17)	$(0.38)	$(0.61)
Income (loss) from discontinued operations	(0.07)	0.02	(0.11)	0.02
Net income (loss)	$(0.21)	$(0.15)	$(0.49)	$(0.59)
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(4,571)	$(5,585)	$(12,247)	$(19,884)
Income (loss) from discontinued operations	(2,448)	538	(3,690)	785
Net income (loss)	$(7,019)	$(5,047)	$(15,937)	$(19,099)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,910	32,600	32,769	32,468
Common stock equivalents: stock options and other stock-based awards (a)	—	—	—	—
Weighted average number of common stock outstanding - diluted	32,910	32,600	32,769	32,468

(a)
For the periods in which net losses are presented, the diluted weighted average number of shares of common stock outstanding did not differ from the basic weighted average number of shares of common stock outstanding because the effects of any potential common stock equivalents (see Note 6 for further details on outstanding stock options, unvested restricted stock units and unvested restricted stock) were anti-dilutive and therefore not included in the calculation of the denominator of dilutive earnings per share.

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the nine months ended September 30, 2014 and 2013 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Unvested restricted stock	383,231	1,042,198	383,231	1,042,198
Unvested restricted stock units	35,946	110,200	35,946	110,200
Stock options	756,800	1,038,450	756,800	1,038,450
Total	1,175,977	2,190,848	1,175,977	2,190,848

NOTE 9 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
Included under the caption "Other assets":
Collateral accounts	$618	$619
Rental deposits	653	1,195
Total amount under the caption "Other assets":	$1,271	$1,814
Included under the caption "Prepaid and other":
Client guarantees	$55	$61
Other	117	172
Total amount under the caption "Prepaid and other"	$172	$233
Total restricted cash	$1,443	$2,047

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

NOTE 10 – PROPERTY AND EQUIPMENT, NET
As of September 30, 2014 and December 31, 2013, property and equipment, net, were as follows:

	September 30, 2014	December 31, 2013
Computer equipment	$9,697	$8,933
Furniture and equipment	5,251	5,438
Capitalized software costs	26,234	24,665
Leasehold improvements	18,036	16,794
	59,218	55,830
Less: accumulated depreciation and amortization	47,187	43,841
Property and equipment, net	$12,031	$11,989

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Company had expenditures of approximately $830 and $595 as of September 30, 2014 and December 31, 2013, respectively, for acquired property and equipment, mainly consisting of software and leasehold improvements, which had not been placed in service. Depreciation expense is not recorded for such assets until they are placed in service.

Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013. A summary of the Company’s equipment acquired under capital lease agreements was as follows:

	September 30, 2014	December 31, 2013
Capital lease obligation, current	$93	$—
Capital lease obligation, non-current	$396	$—

During the nine months ended September 30, 2014, the Company acquired $557 of property and equipment under capital lease agreements in Australia. Capital expenditures for the nine months ended September 30, 2014 included $2,137 of landlord-funded tenant improvements for the Company's leased properties in Perth and Melbourne, Australia and Washington D.C. in the U.S.

NOTE 11 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption of Other Assets in the accompanying Condensed Consolidated Balance Sheets, for the nine months ended September 30, 2014. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

Carrying Value
2014
Goodwill, January 1,	$2,078
Currency translation	(28)
Goodwill, September 30,	$2,050

NOTE 12 – BUSINESS REORGANIZATION EXPENSES

In April 2014, the Company engaged AlixPartners, LLP, a premier consulting firm in the areas of organization design and operational improvements, to assist management in a comprehensive assessment of the Company’s organization and operations. The engagement of AlixPartners was focused on identifying opportunities to better align the Company's organizational model to support future growth, and to identify actions that can improve operating efficiencies and effectiveness. In conjunction with AlixPartners review, the Company's Board of Directors approved a program to restructure and realign the Company's cost base with current and anticipated future market conditions. The program approved by the Board involves restructuring actions for optimizations of existing real estate and global workforce, including integration of support services and systems at the regional and corporate level ("2014 Plan"). These initiatives are expected to result in a restructuring charge of up to $7,000, which is expected to be taken from fiscal 2014 through 2015, depending on the timing of other strategic actions, such as the sale of the Company's Legal eDiscovery business and formulation of action plans.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

In addition to the 2014 Plan, the Company also incurred certain business exit costs in connection with the discontinued operations in Legal eDiscovery and Sweden ("Discontinued Operations Exit Plan"). Business exit costs associated with the Discontinued Operations Exit Plan primarily consisted of employee termination benefits and costs for elimination of contracts for certain discontinued services and locations.
The Company’s Board previously approved other reorganization plans in 2012, 2009, 2008 and 2006 (“Previous Plans”) to streamline the Company’s support operations. The Previous Plans included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations.

For the nine months ended September 30, 2014, restructuring charges associated with these initiatives primarily included employee separation costs for 16 positions in Asia Pacific under the 2012 Plan, employee separation costs for 42 positions in Asia Pacific, Europe and U.S. Corporate under the 2014 Plan and Discontinued Operations Exit Plan, and lease termination payments for rationalized offices in the U.S. and Australia under the 2012 Plan.
Business reorganization expenses for the three and nine months ended September 30, 2014 and 2013 by plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Business reorganization expenses from continuing operations
Previous Plans	$—	$—	$—	$36
2012 Plan	50	594	1,282	3,767
2014 Plan	744	—	744	—
Total business reorganization expenses from continuing operations	$794	$594	$2,026	$3,803
Business reorganization expenses from discontinued operations	$963	$134	$963	$156

The following table contains amounts for Changes in Estimate, Additional Charges and Payments related to prior restructuring plans that were incurred or recovered during the nine months ended September 30, 2014. The amounts in the “Changes in Estimate” and “Additional Charges” columns are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss). Amounts in the “Payments” column represent primarily the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the nine months ended September 30, 2014 were as follows:

For The Nine Months Ended September 30, 2014	December 31, 2013	Changes in Estimate	Additional Charges	Payments	September 30, 2014
Lease termination payments	$2,297	$769	$88	$(970)	$2,184
Employee termination benefits	1,430	—	1,119	(1,467)	1,082
Other associated costs	19	—	50	(69)	—
Total from continuing operations	$3,746	$769	$1,257	$(2,506)	$3,266

NOTE 13 – COMMITMENTS AND CONTINGENCIES
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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $273 and $745 as of September 30, 2014 and December 31, 2013, respectively.
Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The asset retirement obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Total asset retirement obligations	$2,526	$2,509

NOTE 14 – CREDIT AGREEMENTS
Credit Agreement with RBS Citizens Business Capital
The Company and certain of its North American and U.K. subsidiaries ("Loan Parties") had a senior secured revolving credit facility (as amended, the “Revolver Agreement”) with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). The maturity date of the Revolver Agreement was August 5, 2014. On August 1, 2014, the Company entered into two credit facilities with Lloyds Bank PLC and Lloyds Bank Commercial Finance Ltd and Siena Lending Group, LLC to replace the Revolver Agreement.

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary (“U.K. Borrower”) entered into a receivables finance agreement for an asset-based lending funding facility (the “Lloyds Agreement”) with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, “Lloyds”). The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $24,320 (£15,000). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $19,456 (£12,000) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the U.K. operation ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $4,864 (£3,000) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from the permanent recruitment. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post tax profits; and (4) at the end of each month, there must be a minimum excess availability of $3,243 (£2,000).
The details of the Lloyds Agreement as of September 30, 2014 were as follows:

September 30, 2014
Borrowing capacity	$14,548
Less: outstanding borrowing	(6,016)
Additional borrowing availability	$8,532
Interest rates on outstanding borrowing	2.25%

Loan and Security Agreement with Siena Lending Group, LLC

On August 1, 2014, the Company and its U.S. subsidiary (“U.S. Borrower”) entered into a loan and security agreement for a credit facility (the “Siena Agreement”) with Siena Lending Group LLC. ("Siena"). The Siena Agreement provides the U.S. Borrower with the ability to borrow up to $10,000 (subject to a borrowing base and an availability block), including up to $1,000 for the issuance of letters of credit. In the event of a sale of the Company’s Legal eDiscovery business, the aforementioned borrowing limit will be reduced to $5,000 (subject to a borrowing base and an availability block). The availability block currently is $2,000 but will be decreased to $1,000 in the event of a sale of the Company’s Legal eDiscovery business. The availability block will be eliminated on the later of (a) the date on which the U.S. Borrower notifies Siena that the U.S. Borrower’s Fixed Charge Coverage Ratio is equal to or greater than 1.1x on a trailing six month basis and (b) January 31, 2015. Extensions of credit are based on borrowing base calculated on a percentage of the eligible accounts receivable less required reserves related to the U.S. operations. The term of the Siena Agreement is three years expiring on August 1, 2017. Borrowings may be made with an interest rate based on a base rate (with a floor of 3.25%) plus 1.75%. The interest rate for letters of credit is 4.5% on face amount of each letter of credit issued and outstanding. Borrowings under the Siena Agreement are secured by substantially all of the assets of the U.S. Borrower.

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
The details of the Siena Agreement as of September 30, 2014 were as follows:

September 30, 2014
Borrowing base	$4,493
Less: adjustments to the borrowing base
Minimum availability	(2,000)
Outstanding letters of credits	(537)
Adjusted borrowing base	1,956
Less: outstanding borrowing	(1,623)
Additional borrowing availability	$333
Interest rates on outstanding borrowing	5.00%

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
The Facility Agreement provides three tranches: (1) an invoice discounting facility of up to $13,122 (AUD15,000) (“Tranche A”) for an Australian subsidiary of the Company, the availability under which facility is based on an agreed percentage of eligible accounts receivable; (2) an overdraft facility of up to $2,733 (NZD3,500) (“Tranche B”) for a New Zealand subsidiary of the Company; and (3) a financial guarantee facility of up to $4,374 (AUD5,000) (“Tranche C”) for the Australian subsidiary.
The Facility Agreement does not have a stated maturity date and can be terminated by Westpac upon ninety days written notice. Borrowings under Tranche A may be made with an interest rate based on the Invoice Finance thirty-day Bank Bill Rate (as defined in the Facility Agreement) plus a margin of 0.90%. Borrowings under Tranche B may be made with an interest rate based on the Commercial Lending Rate (as defined in the Facility Agreement) plus a margin of 0.83%. Each of Tranche A and Tranche B bears a fee, payable monthly, equal to 0.90% and 0.65%, respectively, of the size of Westpac’s commitment under such tranche. Borrowings under Tranche C may be made incurring a fee equal to 1.80% of the face value of the financial guarantee requested. Amounts owing under the Facility Agreement are secured by substantially all of the assets of the Australian subsidiary, its Australian parent company and the New Zealand subsidiary (collectively, the “Obligors”) and certain of their subsidiaries.
The details of the Facility Agreement as of September 30, 2014 were as follows:

September 30, 2014
Tranche A:
Borrowing capacity	$13,122
Less: outstanding borrowing	(241)
Additional borrowing availability	$12,881
Interest rates on outstanding borrowing	4.57%
Tranche B:
Borrowing capacity	$2,733
Less: outstanding borrowing	—
Additional borrowing availability	$2,733
Interest rates on outstanding borrowing	7.28%
Tranche C:
Financial guarantee capacity	$4,374
Less: outstanding financial guarantee requested	(2,688)
Additional availability for financial guarantee	$1,686
Interest rates on financial guarantee requested	1.80%

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including: (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $15,309 (AUD17,500); (2) a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.0x for the trailing twelve-month period at March 31, 2014 testing date, 1.1x at the June 30, 2014 testing date and 1.5x at all other testing dates thereafter; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of September 30, 2014.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium and Singapore. As of September 30, 2014, the Netherlands subsidiary could borrow up to $1,847 (€1,462) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary has a $1,263 (€1,000) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.57% as of September 30, 2014. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one-year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a fifteen-day notice period. In Singapore, the Company’s subsidiary can borrow up to $784 (SGD1,000) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.0% on September 30, 2014. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. On October 2, 2014, the borrowing base of the Singapore overdraft facility was reduced to $392 (SGD500). There was an aggregate of $372 in outstanding borrowings under the Belgium, the Netherlands, and Singapore lending agreements as of September 30, 2014.
The average aggregate monthly outstanding borrowings under the Revolver Agreement, Lloyds Agreement, Siena Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands and Singapore was $4,609 for the nine months ended September 30, 2014. The weighted average interest rate on monthly outstanding borrowings as of September 30, 2014 was 4.15%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	September 30,	December 31,
	2014	2013
Foreign currency translation adjustments	$15,847	$17,203
Pension plan obligations	(50)	(30)
Accumulated other comprehensive income (loss)	$15,797	$17,173

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

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Elimination	Total
For The Three Months Ended September 30, 2014
Revenue, from external customers	$13,036	$66,990	$69,252	$—	$—	$149,278
Inter-segment revenue	11	—	68	—	(79)	—
Total revenue	$13,047	$66,990	$69,320	$—	$(79)	$149,278
Gross margin, from external customers	$5,570	$24,654	$25,463	$—	$—	$55,687
Inter-segment gross margin	3	(57)	55	—	(1)	—
Total gross margin	$5,573	$24,597	$25,518	$—	$(1)	$55,687
Business reorganization expenses	$—	$140	$421	$233	$—	$794
EBITDA (loss) (a)	$33	$250	$(2,292)	$(1,461)	$—	$(3,470)
Depreciation and amortization	137	918	301	111	—	1,467
Intercompany interest income (expense), net	—	—	(131)	131	—	—
Interest income (expense), net	(35)	(74)	3	(86)	—	(192)
Income (loss) from continuing operations before income taxes	$(139)	$(742)	$(2,721)	$(1,527)	$—	$(5,129)
For The Nine Months Ended September 30, 2014
Revenue, from external customers	$38,437	$188,522	$217,556	$—	$—	$444,515
Inter-segment revenue	48	—	174	—	(222)	—
Total revenue	$38,485	$188,522	$217,730	$—	$(222)	$444,515
Gross margin, from external customers	$15,464	$70,083	$84,041	$—	$—	$169,588
Inter-segment gross margin	34	(125)	90	—	1	—
Total gross margin	$15,498	$69,958	$84,131	$—	$1	$169,588
Business reorganization expenses	$93	$1,255	$444	$234	$—	$2,026
EBITDA (loss) (a)	$(326)	$(635)	$(491)	$(5,983)	$—	$(7,435)
Depreciation and amortization	360	2,465	1,006	411	—	4,242
Intercompany interest income (expense), net	—	—	(393)	393	—	—
Interest income (expense), net	(35)	(154)	(9)	(335)	—	(533)
Income (loss) from continuing operations before income taxes	$(721)	$(3,254)	$(1,899)	$(6,336)	$—	$(12,210)
As of September 30, 2014
Accounts receivable, net	$6,600	$30,775	$45,741	$—	$—	$83,116
Long-lived assets, net of accumulated depreciation and amortization	$1,084	$9,674	$2,654	$642	$—	$14,054
Total assets	$20,552	$57,773	$64,851	$3,848	$—	$147,024

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended September 30, 2013
Revenue, from external customers	$12,760	$58,274	$68,253	$—	$—	$139,287
Inter-segment revenue	—	—	35	—	(35)	—
Total revenue	$12,760	$58,274	$68,288	$—	$(35)	$139,287
Gross margin, from external customers	$4,682	$21,348	$24,461	$—	$—	$50,491
Inter-segment gross margin	—	(28)	26	—	2	—
Total gross margin	$4,682	$21,320	$24,487	$—	$2	$50,491
Business reorganization expenses	$74	$—	$152	$368	$—	$594
EBITDA (loss) (a)	$(380)	$(125)	$(697)	$(3,221)	$—	$(4,423)
Depreciation and amortization	123	758	366	161	—	1,408
Intercompany interest income (expense), net	—	(559)	(181)	740	—	—
Interest income (expense), net	5	(58)	2	(95)	—	(146)
Income (loss) from continuing operations before income taxes	$(498)	$(1,500)	$(1,242)	$(2,737)	$—	$(5,977)
For The Nine Months Ended September 30, 2013
Revenue, from external customers	$39,509	$177,344	$205,720	$—	$—	$422,573
Inter-segment revenue	(1)	—	78	—	(77)	—
Total revenue	$39,508	$177,344	$205,798	$—	$(77)	$422,573
Gross margin, from external customers	$13,798	$67,117	$75,676	$—	$—	$156,591
Inter-segment gross margin	(2)	(71)	86	—	(13)	—
Total gross margin	$13,796	$67,046	$75,762	$—	$(13)	$156,591
Business reorganization expenses	$360	$102	$2,579	$762	$—	$3,803
EBITDA (loss) (a)	$(1,148)	$(772)	$(6,963)	$(6,893)	$—	$(15,776)
Depreciation and amortization	375	2,414	1,189	483	—	4,461
Intercompany interest income (expense), net	—	(1,827)	(398)	2,225	—	—
Interest income (expense), net	12	(148)	20	(306)	—	(422)
Income (loss) from continuing operations before income taxes	$(1,511)	$(5,161)	$(8,530)	$(5,457)	$—	$(20,659)
As of September 30, 2013
Accounts receivable, net	$6,937	$28,883	$46,965	$—	$—	$82,785
Long-lived assets, net of accumulated depreciation and amortization	$770	$10,193	$5,051	$456	$—	$16,470
Total assets	$26,255	$65,829	$75,086	$7,735	$—	$174,905

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the nine months ended September 30, 2014 and 2013 and long-lived assets and net assets by geographic area as of September 30, 2014 and 2013 were as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended September 30, 2014
Revenue (a)	$45,959	$50,556	$12,849	$23,293	$16,434	$187	$149,278
For The Three Months Ended September 30, 2013
Revenue (a)	$45,975	$41,450	$12,459	$22,277	$16,824	$302	$139,287
For The Nine Months Ended September 30, 2014
Revenue (a)	$139,348	$142,141	$37,836	$78,208	$46,381	$601	$444,515
For The Nine Months Ended September 30, 2013
Revenue (a)	$134,289	$129,680	$38,734	$71,431	$47,664	$775	$422,573
As of September 30, 2014
Long-lived assets, net of accumulated depreciation and amortization (b)	$2,269	$6,306	$1,707	$378	$3,367	$27	$14,054
Net assets	$15,072	$15,949	$8,630	$8,558	$9,995	$83	$58,287
As of September 30, 2013
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,837	$6,746	$1,189	$1,204	$3,447	$47	$16,470
Net assets	$22,836	$25,446	$17,456	$6,635	$13,202	$272	$85,847

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.
(b) Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

NOTE 17 – SUBSEQUENT EVENTS

Sale of eDiscovery Business

The Company entered into an asset purchase agreement on November 7, 2014 and completed the sale of substantially all of the assets and certain liabilities of the eDiscovery business in the U.S and U.K. to Document Technologies, LLC and DTI London Limited (the "Buyers") effective on November 9, 2014 for $23,000 in cash, subject to a customary working capital adjustment. The gain after income taxes on the sale is estimated to be approximately $11,000.

In addition, the Company also entered a transition services agreement with the Buyers to provide back office supporting function to the Buyer ending substantially in December 2014. Under the transition services agreement, the Company will receive from the Buyer a fee of approximately $200, plus direct expense reimbursements.

Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of this Form 10-Q. The reader should also refer to the Consolidated Financial Statements and notes thereto of Hudson Global, Inc. and its subsidiaries (the “Company”) included in its Annual Report on Form 10-K for the year ended December 31, 2013. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 16 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for EBITDA segment reconciliation information.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Recent Accounting Pronouncements

•	Forward-Looking Statements

Executive Overview

The Company has deep expertise in recruiting professional talent across all management disciplines in a wide range of industries, matching clients and candidates to address client needs on a part time, full time and interim basis. The Company provides those services as an independent third party and through the provision of outsourced services as a function of its Recruitment Process Outsourcing (RPO) business. The Company also provides expert guidance and services in the areas of talent assessment, leadership development and transition management through its Talent Management business, leveraging the proprietary tools and techniques developed by its in-house Research & Development division based in Belgium. With operations in 19 countries, and relationships with specialized professionals around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients.

The Company combines broad geographic presence, proprietary tools and methodologies, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. To accelerate the implementation of the Company's strategy, we have engaged in the following initiatives:
•Investing in the core businesses and practices that present the greatest potential for profitable growth.
•Further improving the Company’s cost structure and efficiency of its support functions and infrastructure.
•Building and differentiating the Company's brand through its unique talent solutions offerings.

The Company entered into an asset purchase agreement on November 7, 2014 and completed the sale of substantially all of the assets and certain liabilities of the eDiscovery business in the U.S and U.K. to Document Technologies, LLC and DTI London Limited (the "Buyers") effective on November 9, 2014 for $23 million in cash, subject to a customary working capital adjustment. The divestiture is a significant component of the company’s previously announced efforts to focus on its core business lines and growth opportunities.

Index

Current Market Conditions

Economic conditions in most of the world's major markets remain mixed. However, most of the economies in Continental Europe have experienced slower growth or GDP declines in recent months. Civil unrest in Hong Kong has had an impact on business conditions there. In addition, Scotland's sovereignty issue adversely affected market conditions in the United Kingdom in the third quarter of fiscal 2014. If the current market conditions persist, the Company may experience diminished operating performance. The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for the Company's services.
Financial Performance

During the third quarter of fiscal 2014, the Company began to implement strategic actions identified in connection with its engagement of AlixPartners, as well as other significant strategic activities planned by management. The Company's divestiture of its Legal eDiscovery business and exit of operations in Sweden accounted for $2.4 million and $3.7 million of net losses for the three and nine months ended September 30, 2014, respectively, which have been reclassified to discontinued operations for all periods presented and has been excluded from continuing operations and from segment results for all periods presented. Please see Note 3 included in Item 1 of this Form 10-Q for additional information.

The Company continued to show progress in its financial performance from continuing operations on its path towards delivering sustained profitability. On both a third quarter and year-to-date basis, the Company experienced improvements in revenue, gross margin and EBITDA. For the quarter, these improvements were led by growth in Asia Pacific and Americas regions benefiting from double-digit percentage revenue and gross margin growth in the RPO practice. The Company experienced mixed results in Europe as the U.K. and parts of Continental Europe faced challenges, which offset strong performances in Belgium and Spain.

The following is a summary of the highlights for the three and nine months ended September 30, 2014 and 2013. This summary should be considered in the context of the additional disclosures in this MD&A.

•	Revenue was $149.3 million for the three months ended September 30, 2014, compared to $139.3 million for the same period in 2013, an increase of $10.0 million, or 7.2%.

◦
On a constant currency basis, the Company's revenue increased $6.2 million, or 4.3%. Of this increase, $2.7 million was in permanent recruitment revenue (up 9.3% compared to the same period in 2013), $2.3 million was in talent management revenue (up 29.8% compared to the same period in 2013) and $1.2 million was in contracting revenue (up 1.1% compared to the same period in 2013). The improvement in overall revenue was led by the RPO practice, which contributed to approximately $10.9 million of overall revenue growth (up 77.2% compared to the same period in 2013).

Revenue was $444.5 million for the nine months ended September 30, 2014, compared to $422.6 million for the same period in 2013, an increase of $21.9 million, or 5.2%.

◦
On a constant currency basis, the Company's revenue increased $16.2 million, or 3.8%. Of this increase, $9.7 million was in permanent recruitment revenue (up 11.3% compared to the same period in 2013), $5.3 million was in talent management revenue (up 18.8% compared to the same period in 2013) and $1.3 million was in contracting revenue (up 0.4% compared to the same period in 2013). The improvement in overall revenue was led by the RPO practice, which contributed to approximately $29.0 million of overall revenue growth (up 71.3% compared to the same period in 2013).

•	Gross margin was $55.7 million for the three months ended September 30, 2014, compared to $50.5 million for the same period in 2013, an increase of $5.2 million, or 10.3%.

◦
On a constant currency basis, gross margin increased $4.3 million, or 8.3%. Of this increase, $2.7 million was in permanent recruitment gross margin (up 9.5% compared to the same period in 2013) and $1.8 million was in talent management gross margin (up 28.3% compared to the same period in 2013). The increases were partially offset by a decrease in contracting gross margin of $0.2 million (down 1.2% compared to the same period in 2013). The leading contributor to the overall gross margin improvement was the RPO practice, which contributed to approximately $2.2 million of overall gross margin growth (up 26.5% compared to the same period in 2013)

Index

Gross margin was $169.6 million for the nine months ended September 30, 2014, compared to $156.6 million for the same period in 2013, an increase of $13.0 million, or 8.3%.

◦
On a constant currency basis, gross margin increased $11.5 million, or 7.3%. Of this increase, $9.6 million was in permanent recruitment gross margin (up 11.4% compared to the same period in 2013) and $3.9 million was in talent management gross margin (up 16.4% compared to the same period in 2013). The increases were partially offset by a decrease in contracting gross margin of $1.9 million (down 3.9% compared to the same period in 2013). A lead contributor to the overall gross margin improvement was the RPO practice, which contributed to approximately $3.4 million of overall gross margin growth (up 12.7% compared to the same period in 2013)

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) were $58.4 million for the three months ended September 30, 2014, compared to $54.3 million for the same period in 2013, an increase of $4.0 million, or 7.4%.

◦
On a constant currency basis, SG&A and Non-Op increased $3.1 million, or 5.6%. SG&A and Non-Op, as a percentage of revenue, was 39.1% for the three months ended September 30, 2014, compared to 38.6% for the same period in 2013. The increase was in part due to the Company hiring of front office consultants in the current year.

SG&A and Non-Op were $175.0 million for the nine months ended September 30, 2014, compared to $168.6 million for the same period in 2013, an increase of $6.4 million, or 3.8%.

◦
On a constant currency basis, SG&A and Non-Op increased $4.9 million, or 2.9%. SG&A and Non-Op, as a percentage of revenue, was 39.4% for the nine months ended September 30, 2014, compared to 39.7% for the same period in 2013. The increase was in part due to the Company hiring of front office consultants in the current year.

•
Business reorganization expenses were $0.8 million for the three months ended September 30, 2014, compared to $0.6 million for the same period in 2013, a decrease of approximately $0.2 million. On constant currency basis, business reorganization expenses increased $0.2 million.

Business reorganization expenses were $2.0 million for the nine months ended September 30, 2014, compared to $3.8 million for the same period in 2013, a decrease of approximately $1.8 million. On constant currency basis, business reorganization expenses decreased $1.9 million.

•
EBITDA loss was $3.5 million for the three months ended September 30, 2014, compared to EBITDA loss of $4.4 million for the same period in 2013, an increase in EBITDA of $1.0 million or 21.5%. On a constant currency basis, EBITDA increased $1.0 million or 21.9%.

EBITDA loss was $7.4 million for the nine months ended September 30, 2014, compared to EBITDA loss of $15.8 million for the same period in 2013, an increase in EBITDA of $8.3 million or 52.9%. On a constant currency basis, EBITDA increased $8.4 million or 53.2%.
For the nine months ended September 30, 2014, the EBITDA loss included approximately $1.4 million of costs incurred in connection with the proxy contest and the organizational strategy review.

•
Net loss was $7.0 million for the three months ended September 30, 2014, compared to a net loss of $5.0 million for the same period in 2013, an increase in net loss of $2.0 million. On constant currency basis, net loss increased $2.0 million.

Net loss was $15.9 million for the nine months ended September 30, 2014, compared to a net loss of $19.1 million for the same period in 2013, a decrease in net loss of $3.2 million. On constant currency basis, net loss decreased $3.0 million.

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013			2014	2013
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Hudson Americas	$13,036	$12,760	$(15)	$12,745	$38,437	$39,509	$(50)	$39,459
Hudson Asia Pacific	66,990	58,274	682	58,956	188,522	177,344	(6,622)	170,722
Hudson Europe	69,252	68,253	3,159	71,412	217,556	205,720	12,385	218,105
Total	$149,278	$139,287	$3,826	$143,113	$444,515	$422,573	$5,713	$428,286
Gross margin:
Hudson Americas	$5,570	$4,682	$(15)	$4,667	$15,464	$13,798	$(47)	$13,751
Hudson Asia Pacific	24,654	21,348	170	21,518	70,083	67,117	(2,223)	64,894
Hudson Europe	25,463	24,461	752	25,213	84,041	75,676	3,789	79,465
Total	$55,687	$50,491	$907	$51,398	$169,588	$156,591	$1,519	$158,110
SG&A and Non-Op (a):
Hudson Americas	$5,541	$4,988	$(7)	$4,981	$15,731	$14,584	$(52)	$14,532
Hudson Asia Pacific	24,208	21,446	253	21,699	69,341	67,715	(2,316)	65,399
Hudson Europe	27,389	25,032	682	25,714	84,179	80,146	3,858	84,004
Corporate	1,225	2,854	—	2,854	5,746	6,119	—	6,119
Total	$58,363	$54,320	$928	$55,248	$174,997	$168,564	$1,490	$170,054
Business reorganization expenses:
Hudson Americas	$—	$74	$—	$74	$93	$360	$—	$360
Hudson Asia Pacific	140	—	—	—	1,255	102	(8)	94
Hudson Europe	421	152	3	155	444	2,579	144	2,723
Corporate	233	368	—	368	234	762	—	762
Total	$794	$594	$3	$597	$2,026	$3,803	$136	$3,939
Operating income (loss):
Hudson Americas	$601	$(71)	$(7)	$(78)	$1,131	$340	$(5)	$335
Hudson Asia Pacific	(442)	(1,217)	(97)	(1,314)	(1,997)	(2,690)	215	(2,475)
Hudson Europe	(1,010)	(150)	58	(92)	2,824	(4,086)	(20)	(4,106)
Corporate	(4,262)	(4,687)	—	(4,687)	(13,310)	(14,276)	—	(14,276)
Total	$(5,113)	$(6,125)	$(46)	$(6,171)	$(11,352)	$(20,712)	$190	$(20,522)
Net income (loss), consolidated	$(7,019)	$(5,047)	$(8)	$(5,055)	$(15,937)	$(19,099)	$151	$(18,948)
EBITDA (loss) from continuing operations (b):
Hudson Americas	$33	$(380)	$(7)	$(387)	$(326)	$(1,148)	$5	$(1,143)
Hudson Asia Pacific	250	(125)	(83)	(208)	(635)	(772)	103	(669)
Hudson Europe	(2,292)	(697)	69	(628)	(491)	(6,963)	(214)	(7,177)
Corporate	(1,461)	(3,221)	—	(3,221)	(5,983)	(6,893)	—	(6,893)
Total	$(3,470)	$(4,423)	$(21)	$(4,444)	$(7,435)	$(15,776)	$(106)	$(15,882)

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

The reconciliation of EBITDA to the most directly comparable U.S. GAAP financial measure is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2014	2013	2014	2013
Net income (loss)	$(7,019)	$(5,047)	$(15,937)	$(19,099)
Adjustment for income (loss) from discontinued operations	(2,448)	538	(3,690)	785
Income (loss) from continuing operations	(4,571)	(5,585)	(12,247)	(19,884)
Adjustments to net income (loss) from continuing operations
Provision for (benefit from) income taxes	(558)	(392)	37	(775)
Interest expense, net	192	146	533	422
Depreciation and amortization expense	1,467	1,408	4,242	4,461
Total adjustments from income (loss) from continuing operations to EBITDA (loss)	1,101	1,162	4,812	4,108
EBITDA (loss) from continuing operations	$(3,470)	$(4,423)	$(7,435)	$(15,776)

Index

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin from continuing operations as a percentage of revenue for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013			2014	2013
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Revenue:
Hudson Americas	$9,779	$10,245	$—	$10,245	$29,346	$32,548	$—	$32,548
Hudson Asia Pacific	46,793	41,690	588	42,278	130,920	125,107	(5,161)	119,946
Hudson Europe	50,409	50,493	2,752	53,245	152,325	148,991	9,850	158,841
Total	$106,981	$102,428	$3,340	$105,768	$312,591	$306,646	$4,689	$311,335
Gross margin:
Hudson Americas	$2,390	$2,238	$—	$2,238	$6,569	$7,049	$—	$7,049
Hudson Asia Pacific	5,689	5,749	83	5,832	16,318	18,102	(865)	17,237
Hudson Europe	8,308	8,141	379	8,520	24,722	23,778	1,452	25,230
Total	$16,387	$16,128	$462	$16,590	$47,609	$48,929	$587	$49,516
Gross margin as a percentage of revenue:
Hudson Americas	24.4%	21.8%	N/A	21.8%	22.4%	21.7%	N/A	21.7%
Hudson Asia Pacific	12.2%	13.8%	N/A	13.8%	12.5%	14.5%	N/A	14.4%
Hudson Europe	16.5%	16.1%	N/A	16.0%	16.2%	16.0%	N/A	15.9%
Total	15.3%	15.7%	N/A	15.7%	15.2%	16.0%	N/A	15.9%

(a)
Temporary contracting gross margin and gross margin as a percentage of revenue are shown to provide additional information regarding the Company’s ability to manage its cost structure and to provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from that of other companies. See Note 5 to the Condensed Consolidated Financial Statements for direct costs and gross margin information.

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Revenue	$13.0	$12.8	$0.3	2.2%	$38.4	$39.5	$(1.1)	(2.7)%

Permanent recruitment revenue increased $0.7 million, or 29.4%, for the three months ended September 30, 2014, as compared to the same period in 2013. For the nine months ended September 30, 2014, permanent recruitment revenue increased $2.1 million, or 30.6%, as compared to the same period in 2013. Substantially all of the increases in permanent recruitment revenue were attributable to growth in the Company's RPO practice through new clients acquired in the past twelve months as well as higher activity from the Company's existing clients.

For the three months ended September 30, 2014, temporary contracting revenue decreased $0.5 million, or 4.5%, as compared to the same period in 2013. For the nine months ended September 30, 2014, temporary contracting revenue decreased $3.2 million, or 9.8%, as compared to the same period in 2013. The declines in temporary contracting revenue were primarily in Information Technology ("IT") due to lower client activities for two large customers.

Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Gross margin	$5.6	$4.7	$0.9	19.0%	$15.5	$13.8	$1.7	12.1%
Gross margin as a percentage of revenue	42.7%	36.7%	N/A	N/A	40.2%	34.9%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	24.4%	21.8%	N/A	N/A	22.4%	21.7%	N/A	N/A

For the three months ended September 30, 2014, permanent recruitment gross margin increased $0.7 million, or 30.0%, as compared to the same period in 2013. In addition, temporary contracting gross margin increased $0.2 million, or 6.8%, as compared to the same period in 2013. For the nine months ended September 30, 2014, permanent recruitment gross margin increased $2.1 million, or 31.9%, as compared to the same period in 2013, partially offset by temporary contracting gross margin which decreased $0.5 million, or 6.8%, as compared to the same period in 2013. The changes in gross margin for the three and nine months ended September 30, 2014 were attributable to the same factors as described above for revenue.

For the three months ended September 30, 2014, total gross margin as a percentage of revenue was 42.7%, as compared to 36.7% for the same period in 2013. For the nine months ended September 30, 2014, total gross margin as a percentage of revenue was 40.2%, as compared to 34.9% for the same period in 2013. The improvements were principally due to higher proportional permanent recruitment revenue for the three and nine months ended September 30, 2014 as compared to the same periods in 2013.

Index

For the three months ended September 30, 2014, temporary contracting gross margin as a percentage of revenue was 24.4%, as compared to 21.8% for the same period in 2013. For the nine months ended September 30, 2014, temporary contracting gross margin as a percentage of revenue was 22.4%, as compared to 21.7% for the same period in 2013. The increases in temporary contracting gross margin as a percentage of revenue were driven by slightly lower direct costs for the three and nine months ended September 30, 2014 as compared to the same periods in 2013.
Selling, General and Administrative Expenses and Non-Operating Income (Expense) (“SG&A and Non-Op”)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
SG&A and Non-Op	$5.5	$5.0	$0.6	11.1%	$15.7	$14.6	$1.1	7.9%
SG&A and Non-Op as a percentage of revenue	42.5%	39.1%	N/A	N/A	40.9%	36.9%	N/A	N/A

For the three and nine months ended September 30, 2014, SG&A and Non-Op expense increased as compared to the same periods in 2013 due to lower proportion of administration costs being allocated to the discontinued Legal eDiscovery business. For the three months ended September 30, 2014, excluding the administration costs not allocated to the discontinued Legal eDiscovery business, SG&A and Non-Op expense remained flat as compared to the same period in 2013. For the nine months ended September 30, 2014, excluding the administration costs not allocated to the discontinued Legal eDiscovery business, SG&A and Non-Op expense decreased by approximately $0.3 million as compared to the same period in 2013, primarily from a reduction of support staff costs.

For the three months ended September 30, 2014, SG&A and Non-Op, as a percentage of revenue, was 42.5%, as compared to 39.1% for the same period in 2013. For the nine months ended September 30, 2014, SG&A and Non-Op, as a percentage of revenue, was 40.9%, as compared to 36.9% for the same period in 2013. The increases in SG&A and Non-Op, as a percentage of revenue, for the three and nine months ended September 30, 2014 were due principally to a higher proportional administration costs.

Business Reorganization Expenses

For the three months ended September 30, 2014, business reorganization expenses were nil, as compared to $0.1 million for the same period in 2013. For the nine months ended September 30, 2014, business reorganization expenses were approximately $0.1 million, as compared to $0.4 million for the same period in 2013. The business reorganization expenses incurred for the nine months ended September 30, 2014 were primarily related to exit costs associated with an office in California.
Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Operating income (loss), where applicable	$0.6	$(0.1)	$0.7	(a)	$1.1	$0.3	$0.8	(a)
EBITDA (loss), where applicable	$—	$(0.4)	$0.4	(a)	$(0.3)	$(1.1)	$0.8	(a)
EBITDA (loss) as a percentage of revenue	0.3%	(3.0)%	N/A	N/A	(0.8)%	(2.9)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.

Index

For the three months ended September 30, 2014, EBITDA was breakeven as compared to an EBITDA loss of $0.4 million, or 3.0% of revenue, for the same period in 2013. For the nine months ended September 30, 2014, EBITDA loss was $0.3 million, or 0.8% of revenue, as compared to an EBITDA loss of $1.1 million, or 2.9% of revenue, for the same period in 2013. The increase in EBITDA for the nine months ended September 30, 2014 was principally due to a greater proportional increase in RPO gross margin.
For the three months ended September 30, 2014, operating income was $0.6 million, as compared to an operating loss of $0.1 million for the same period in 2013. For the nine months ended September 30, 2014, operating income was $1.1 million, as compared to operating income of $0.3 million for the same period in 2013. The differences between operating income (loss) and EBITDA (loss) for the three and nine months ended September 30, 2014 and 2013 were principally attributable to corporate management fees and depreciation.
Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Revenue	$67.0	$59.0	$8.0	13.6%	$188.5	$170.7	$17.8	10.4%

For the three months ended September 30, 2014, temporary contracting, permanent recruitment and talent management revenue increased $4.5 million, $2.6 million and $1.1 million, or 10.7%, 19.5% and 36.2% , respectively, as compared to the same period in 2013. For the nine months ended September 30, 2014, temporary contracting, permanent recruitment and talent management revenue increased $11.0 million, $4.2 million and $3.2 million, or 9.1%, 10.6% and 33.7%, respectively, as compared to the same period in 2013. The Company's RPO practice was a key factor to the growth of revenue in this region, which increased $9.3 million (over 100% growth) and $24.2 million (96.4% growth), respectively, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013.

In Australia, revenue increased $8.9 million, or 21.3%, for the three months ended September 30, 2014, as compared to the same period in 2013. The increase was in all lines of business where temporary contracting, permanent recruitment and talent management revenue increased $5.9 million, $1.9 million and $1.4 million, or 17.6%, 32.4% and 56.6%, respectively. For the nine months ended September 30, 2014, revenue in Australia increased $20.1 million, or 16.5%. The increase was also from all lines of business, where temporary contracting, talent management revenue and permanent recruitment increased $14.6 million, $3.6 million and $2.4 million, or 15.6%, 46.3% and 12.1%, respectively. The increases in temporary contracting revenue were primarily attributable to the RPO practice, partially offset by traditional temporary contracting, particularly in the accounting & finance, IT and human resources practices. The increases in permanent recruitment were attributable to the RPO and sales & marketing practices. The increases in talent management revenue were due to increases in assessment and development services resulting from a higher rate of new client wins and client retention.

In Asia, revenue increased $0.8 million, or 11.3%, for the three months ended September 30, 2014 and $1.6 million, or 7.9%, for the nine months ended September 30, 2014, as compared to the same periods in 2013. The increases in revenue in Asia were primarily in Mainland China, where revenue increased $1.1 million, or 26.1%, for the three months ended September 30, 2014 and $3.0 million, or 26.0%, for the nine months ended September 30, 2014, as compared to the same periods in 2013. For the three months ended September 30, 2014, the increases in Mainland China were principally in permanent recruitment revenue, which was led by the sales & marketing and accounting & finance recruitment practices. For the nine months ended September 30, 2014, the increase in Mainland China was led by the sales & marketing, accounting & finance and RPO practices. The increases in Mainland China were partially offset by revenue decreases in Singapore. Hong Kong's revenue was essentially flat for the three and nine months ended September 30, 2014.
Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Gross margin	$24.7	$21.5	$3.1	14.6%	$70.1	$64.9	$5.2	8.0%
Gross margin as a percentage of revenue	36.8%	36.5%	N/A	N/A	37.2%	38.0%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	12.2%	13.8%	N/A	N/A	12.5%	14.4%	N/A	N/A

For the three months ended September 30, 2014, the increase in gross margin was led by permanent recruitment and talent management, which increased $2.5 million and $0.7 million, or 19.5% and 29.5%, respectively, as compared to the same period in 2013. For the nine months ended September 30, 2014, the increase in gross margin was led by permanent recruitment and talent management, which increased $4.2 million and $2.0 million, or 10.5% and 27.4%, respectively, as compared to the same period in 2013. These increases were partially offset by a decline in temporary contracting, which decreased $0.9 million, or 5.3%, as compared to the same periods in 2013. The increases in gross margin for the three and nine months ended September 30, 2014 were attributable to the same factors as described above for the increases in revenue.

Total gross margin as a percentage of revenue was essentially flat at 36.8% for the three months ended September 30, 2014, as compared to 36.5% for the same period in 2013. For the nine months ended September 30, 2014, total gross margin as a percentage of revenue slightly decreased to 37.2% , as compared to 38.0% for the same period in 2013. The decrease in total gross margin as a percentage of revenue for the nine months ended September 30, 2014 resulted from low-margin high-volume temporary contracting business, partially offset by the improvement in higher margin permanent recruitment business.

For the three months ended September 30, 2014, temporary contracting gross margin as a percentage of revenue was 12.2%, as compared to 13.8% for the same period in 2013. For the nine months ended September 30, 2014, temporary contracting gross margin as a percentage of revenue was 12.5%, as compared to 14.4% for the same period in 2013. The changes in the temporary contracting gross margin percentage for the three and nine months ended September 30, 2014 resulted primarily from a shift in mix to lower margin, high volume RPO delivery in temporary contracting.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$24.2	$21.7	$2.5	11.6%	$69.3	$65.4	$3.9	6.0%
SG&A and Non-Op as a percentage of revenue	36.1%	36.8%	N/A	N/A	36.8%	38.3%	N/A	N/A

Higher average consultant headcount (up 31% for the three months ended September 30, 2014 and 16% for the nine months ended September 30, 2014) drove the overall increase in SG&A and Non-Op for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. For the three months ended September 30, 2014, SG&A and Non-Op, as a percentage of revenue, was 36.1%, as compared to 36.8% for the same period in 2013. For the nine months ended September 30, 2014, SG&A and Non-Op, as a percentage of revenue, was 36.8%, as compared to 38.3% for the same period in 2013. The reductions in SG&A and Non-Op, as a percentage of revenue, were principally due to an increase in revenue as well as cost saving from recent reorganization actions.

Business Reorganization Expenses

For the three months ended September 30, 2014, business reorganization expenses were $0.1 million, as compared to nil for the same period in 2013. For the nine months ended September 30, 2014, business reorganization expenses were $1.3 million, as compared to $0.1 million for the same period in 2013. The business reorganization expenses incurred in the current year periods were primarily related to a change-in-estimate for office space optimization in Australia and employee termination costs for integration of back-office functions in Asia.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Operating income (loss), where applicable	$(0.4)	$(1.3)	$0.9	(a)	$(2.0)	$(2.5)	$0.5	(19.3)%
EBITDA (loss), where applicable	$0.3	$(0.2)	$0.5	(a)	$(0.6)	$(0.7)	$—	(5.1)%
EBITDA (loss) as a percentage of revenue	0.4%	(0.4)%	N/A	N/A	(0.3)%	(0.4)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.

 For the three months ended September 30, 2014, EBITDA was $0.3 million, or 0.4% of revenue, as compared to EBITDA loss of $0.2 million, or 0.4% of revenue, for the same period in 2013. For the nine months ended September 30, 2014, EBITDA loss was $0.6 million, or 0.3% of revenue, as compared to an EBITDA loss of $0.7 million, or 0.4% of revenue, for the same period in 2013. The improvements in EBITDA for the three and nine months ended September 30, 2014 were principally due to the higher revenue.
For the three months ended September 30, 2014, operating loss was $0.4 million, as compared to an operating loss of $1.3 million for the same period in 2013. For the nine months ended September 30, 2014, operating loss was $2.0 million, as compared to an operating loss of $2.5 million for the same period in 2013. The differences between operating income (loss) and EBITDA loss for the three and nine months ended September 30, 2014 and 2013 were principally attributable to corporate management fees and depreciation.
Hudson Europe (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Revenue	$69.3	$71.4	$(2.2)	(3.0)%	$217.6	$218.1	$(0.5)	(0.3)%

For the three months ended September 30, 2014, temporary contracting and permanent recruitment revenue decreased $2.8 million and $0.6 million, or 5.3% and 4.6%, respectively, as compared to the same period in 2013. The decreases were partially offset by talent management revenue, which increased $1.2 million, or 25.3%, as compared to the same period in 2013. For the nine months ended September 30, 2014, permanent recruitment and talent management revenue increased $3.3 million and $2.0 million, or 8.4% and 10.9%, respectively, as compared to the same period in 2013. The increases in permanent recruitment and talent management revenue were offset by temporary contracting, which decreased $6.5 million, or 4.1%, as compared to the same period in 2013.

Revenue in the U.K. was $46.0 million for the three months ended September 30, 2014, as compared to $49.3 million for the same period in 2013, a decrease of $3.3 million, or 6.8%. The decrease was attributable to temporary contracting and permanent recruitment revenue, which decreased $2.9 million and $0.3 million, or 6.9% and 4.4%, respectively, as compared to the same period in 2013. The decrease in temporary contracting was primarily due to fewer projects in the Company's information technology and accounting & finance practices. For the nine months ended September 30, 2014, total revenue in the U.K. was $139.3 million, as compared to $144.8 million for the same period in 2013, a decrease of $5.5 million, or 3.8%. The decrease was attributable principally to temporary contracting revenue, which decreased $7.0 million, or 5.8%, as compared to the same period in 2013. The decrease was partially offset by growth in permanent recruitment revenue, which increased $1.8 million, or 8.1%, as compared to the same period in 2013. The decrease in temporary contracting was primarily due to fewer projects in the Company's information technology and accounting & finance practices. The growth in permanent recruitment was led by the legal, human resources and accounting & finance practices.

In Continental Europe, revenue was $23.3 million for the three months ended September 30, 2014, as compared to $22.1 million for the same period in 2013, an increase of $1.2 million, or 5.3%. Talent management revenue increased $1.3 million, or 33.5%, as compared to the same period in 2013. The increase in talent management revenue was partially offset by permanent recruitment, which decreased $0.3 million, or 4.3%. The increase in talent management revenue was driven by Belgium. The decrease in permanent revenue was primarily in France in the real estate sector. For the nine months ended September 30, 2014, total revenue in Continental Europe was $78.2 million, as compared to $73.3 million for the same period in 2013, an increase of $4.9 million, or 6.7%. Talent management and permanent recruitment increased $2.4 million and $1.6 million, or 14.6% and 9.0%, respectively, as compared to the same period in 2013. The increase in talent management revenue was attributable primarily to Belgium. The increase in permanent recruitment revenue was led by the sales & marketing practice and by RPO in Belgium.
Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Gross margin	$25.5	$25.2	$0.3	1.0%	$84.0	$79.5	$4.6	5.8%
Gross margin as a percentage of revenue	36.8%	35.3%	N/A	N/A	38.6%	36.4%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	16.5%	16.0%	N/A	N/A	16.2%	15.9%	N/A	N/A

For the three months ended September 30, 2014, talent management gross margin increased $1.1 million, or 27.5%, as compared to the same period in 2013. The increase was offset by declines in permanent recruitment and temporary contracting, which decreased $0.6 million and $0.2 million, or 4.7% and 2.5%, respectively. For the nine months ended September 30, 2014, permanent recruitment and talent management gross margin increased $3.3 million and $1.8 million, or 8.5% and 11.1%, respectively, as compared to the same period in 2013. The increases were partially offset by a decline in temporary contracting of $0.5 million, or 2.0% .

In the U.K., gross margin decreased slightly by $0.2 million, or 1.8%, for the three months ended September 30, 2014, as compared to the same period in 2013 due to a decline in permanent recruitment. For the nine months ended September 30, 2014, gross margin in the U.K. increased $1.8 million, or 4.7%, as compared to the same period in 2013. The increase in gross margin for the nine months ended September 30, 2014 was primarily driven by permanent recruitment. Temporary contracting gross margin was essentially flat for the three and nine months ended September 30, 2014 as compared to the same periods in 2013.

In Continental Europe, gross margin increased $0.5 million, or 4.1%, for the three months ended September 30, 2014, as compared to the same period in 2013. The increase was attributable to talent management gross margin, which increased $1.2 million, or 32.3%, for the three months ended September 30, 2014, as compared to the same period in 2013. The increase was partially offset by a decline in temporary contracting gross margin. For the nine months ended September 30, 2014, gross margin in Continental Europe increased $2.8 million, or 6.8%, as compared to the same period in 2013. The increase was attributable to talent management and permanent recruitment gross margin, which increased $1.9 million and $1.3 million, or 12.9% and 7.3%, respectively, for the nine months ended September 30, 2014, as compared to the same period in 2013. The increase in gross margin for the nine months ended September 30, 2014 was primarily attributable to talent management in Belgium, partially offset by temporary contracting in the Netherlands.

Total gross margin for Europe as a percentage of revenue was 36.8% for the three months ended September 30, 2014, as compared to 35.3% for the same period in 2013. The change in total gross margin as a percentage of revenue for the three months ended September 30, 2014 was primarily attributable to the increase in talent management gross margin. For the nine months ended September 30, 2014, total gross margin for Europe as a percentage of revenue was 38.6%, as compared to 36.4% for the same period in 2013. The increases in total gross margin as a percentage of revenue for the three and nine months ended September 30, 2014 were primarily attributable to the increases in both talent management and permanent recruitment gross margin. Temporary contracting gross margin as a percentage of revenue was 16.5% for the three months ended September 30, 2014, as compared to 16.0% for the same period in 2013. For the nine months ended September 30, 2014, temporary contracting gross margin as a percentage of revenue was 16.2%, as compared to 15.9% for the same period in 2013. The improvements in temporary contracting gross margin as a percentage of revenue for the three and nine months ended September 30, 2014 were primarily attributable to growth in the higher gross margin engineering and industrial practice.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$27.4	$25.7	$1.7	6.5%	$84.2	$84.0	$0.2	0.2%
SG&A and Non-Op as a percentage of revenue	39.5%	36.0%	N/A	N/A	38.7%	38.5%	N/A	N/A

For the three months ended, September 30, 2014, the increase in SG&A and Non-Op was primarily due to higher corporate charges and higher headcount for front office consultants. For the nine months ended September 30, 2014, SG&A and Non-Op was essentially flat as compared to the same period in 2013.

For the three months ended September 30, 2014, SG&A and Non-Op, as a percentage of revenue, was 39.5%, as compared to 36.0% for the same period in 2013. The increase in SG&A and Non-Op, as a percentage of revenue, was primarily due to lower sales activities relative to fixed costs. For the nine months ended September 30, 2014, SG&A and Non-Op, as a percentage of revenue, remained essentially flat at 38.7%, as compared to 38.5% for the same period in 2013.

Business Reorganization Expenses

For the three months ended September 30, 2014, business reorganization expenses were $0.4 million, as compared to $0.2 million for the same period in 2013. For the nine months ended September 30, 2014, business reorganization expenses were $0.5 million, as compared to $2.7 million for the same period in 2013. The reorganization expenses in the current year periods were attributable to employee termination costs primarily in the Netherlands and France.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in amount	Change in %	2014	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Operating income (loss), where applicable	$(1.0)	$(0.1)	$(0.9)	(a)	$2.8	$(4.1)	$6.9	(a)
EBITDA (loss), where applicable	$(2.3)	$(0.6)	$(1.7)	(a)	$(0.5)	$(7.2)	$6.7	(a)
EBITDA (loss) as a percentage of revenue	(3.3)%	(0.9)%	N/A	N/A	(0.2)%	(3.3)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.

For the three months ended September 30, 2014, EBITDA loss was $2.3 million, or 3.3% of revenue, as compared to an EBITDA loss of $0.6 million, or 0.9% of revenue, for the same period in 2013. The decrease in EBITDA was due to an investment in front office consultant hiring, which increase by approximately 2%, and higher corporate charges in the current year period. For the nine months ended September 30, 2014, EBITDA loss was $0.5 million, or 0.2% of revenue, as compared to an EBITDA loss of $7.2 million, or 3.3% of revenue, for the same period in 2013. The increase in EBITDA for the nine months ended September 30, 2014, as compared to the same period in 2013, was due principally to strengthening in the permanent recruitment business, as well as less business reorganization in the current year period.
For the three months ended September 30, 2014, operating loss was $1.0 million, as compared to an operating loss of $0.1 million for the same period in 2013. For the nine months ended September 30, 2014, operating income was $2.8 million, as compared to an operating loss of $4.1 million for the same period in 2013. The differences between operating income (loss) and EBITDA (loss) for the three and nine months ended September 30, 2014 and 2013 were principally attributable to corporate management fees and depreciation.
The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $1.2 million for the three months ended September 30, 2014, as compared to $2.9 million for the same period in 2013, a decrease of $1.6 million, or 57.1%. The decrease was due to a change in corporate allocations in the prior year period that did not reoccur. For the three months ended September 30, 2014, corporate allocation charges to the regions were $2.5 million, as compared to $1.3 million for the same period in 2013. However, for the nine months ended September 30, 2014, corporate allocation charges to the regions were $6.8 million, consistent with $7.0 million of corporate allocation charges for the same period in 2013. For the nine months ended September 30, 2014, corporate expenses were $5.7 million, as compared to $6.1 million for the same period in 2013, a decrease of $0.4 million, or 6.1%. The decrease for the nine months ended September 30, 2014 was primarily due to a reduction in staff compensation as a result of recent reorganization initiatives. The cost savings were partially offset by approximately $1.4 million of costs incurred in the current year period in connection with the proxy contest and organizational strategy review.

Depreciation and Amortization Expense

Depreciation and amortization expense remained consistent at $1.5 million for the three months ended September 30, 2014, as compared to $1.4 million for the same period in 2013. For the nine months ended September 30, 2014, depreciation and amortization expense was $4.2 million, as compared to $4.5 million for the same period in 2013, a decrease of $0.2 million, or 4.9%. The decrease for the nine months ended September 30, 2014 was consistent with a lower level of capital expenditures in 2013.

Interest Expense, Net of Interest Income

Interest expense remained flat and was $0.1 million for each of the three-month periods ended September 30, 2014 and 2013. For the nine months ended September 30, 2014, interest expense was $0.5 million, as compared to $0.4 million for the same period in 2013.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the nine months ended September 30, 2014 was $0.0 million on $12.2 million of pre-tax loss, as compared to an income tax benefit of $0.8 million on $20.7 million of pre-tax loss for the same period in 2013. The effective tax rate for the nine months ended September 30, 2014 was negative 0.3%, as compared to 3.8% for the same period in 2013. For the nine months ended September 30, 2014 and 2013, the difference in the effective tax rate from the U.S. Federal statutory rate of 35% was primarily due to the the inability of the Company to recognize tax benefits on losses in the U.S. and certain foreign jurisdictions, variations from the U.S. tax rate in foreign jurisdictions, non-deductible expenses and other miscellaneous taxes.

Income (Loss) from Discontinued Operations

Net loss from discontinued operations was $2.4 million for the three months ended September 30, 2014, as compared to income from discontinued operations of $0.5 million for the same period in 2013. For the nine months ended September 30, 2014, net loss from discontinued operations was $3.7 million, as compared to income from discontinued operations of $0.8 million for the same period in 2013. The decreases were primarily due to declines in the Legal eDiscovery business.

Net Income (Loss)

Net loss was $7.0 million for the three months ended September 30, 2014, as compared to $5.0 million for the same period in 2013, an increase in net loss of $2.0 million. Basic and diluted loss per share were $0.21 for the three months ended September 30, 2014, as compared to $0.15 for the same period in 2013. For the nine months ended September 30, 2014, net loss was $15.9 million, as compared to $19.1 million for the same period in 2013, a decrease in net loss of $2.0 million.. Basic and diluted loss per share were $0.49 for the nine months ended September 30, 2014, as compared to $0.59 for the same period in 2013.

Liquidity and Capital Resources
As of September 30, 2014, cash and cash equivalents totaled $18.8 million, as compared to $37.4 million as of December 31, 2013. The following table summarizes the Company's cash flow activities for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
(In millions)	2014	2013
Net cash provided by (used in) operating activities	$(20.7)	$(1.6)
Net cash provided by (used in) investing activities	(4.3)	(2.2)
Net cash provided by (used in) financing activities	7.0	(0.8)
Effect of exchange rates on cash and cash equivalents	(0.6)	(0.8)
Net increase (decrease) in cash and cash equivalents	(18.6)	(5.4)

Cash Flows from Operating Activities
For the nine months ended September 30, 2014, net cash used in operating activities was $20.7 million, as compared to $1.6 million of net cash used in operating activities for the same period in 2013, an increase in net cash used by operating activities of $19.1 million. The increase in net cash used by operating activities resulted principally from an increase in accounts receivable partially offset by lower net loss for the current year period. The cash used in and provided by operating activities from discontinued operations were $3.3 million and $4.3 million, respectively, for the nine months ended September 30, 2014 and 2013.

Cash Flows from Investing Activities
For the nine months ended September 30, 2014, net cash used in investing activities was $4.3 million, as compared to net cash used in investing activities of $2.2 million for the same period in 2013, an increase in net cash used in investing activities of $2.1 million. The increase in net cash used in investing activities was principally attributable to $2.1 million of landlord funded capital expenditures for leasehold improvements in connection with the Company's office relocations in the Asia Pacific region and USA. Capital expenditures from discontinued operations were $0.9 million and $0.1 million, respectively, for the nine months ended September 30, 2014 and 2013.
Cash Flows from Financing Activities
For the nine months ended September 30, 2014, net cash provided by financing activities was $7.0 million, compared to net cash used in financing activities of $0.8 million for the same period in 2013, an increase in net cash provided by financing activities of $7.9 million. The increase in net cash provided by financing activities in the current year period was primarily attributable to a higher level of net borrowings under the Company's credit facilities.

Index

Credit Agreements
Credit Agreement with RBS Citizens Business Capital
The Company and certain of its North American and U.K. subsidiaries ("Loan Parties") had a senior secured revolving credit facility (as amended, the “Revolver Agreement”) with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). The maturity date of the Revolver Agreement was August 5, 2014. On August 1, 2014, the Company entered into two credit facilities with Lloyds Bank PLC and Lloyds Bank Commercial Finance Ltd and Siena Lending Group, LLC to replace the Revolver Agreement.
Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary (“U.K. Borrower”) entered into a receivables finance agreement for an asset-based lending funding facility (the “Lloyds Agreement”) with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, “Lloyds”).  The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $24.3 million (£15.0 million). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $19.5 million (£12.0 million) based on 83% of eligible billed temporary contracting receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress activities in the U.K. operation from ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $4.9 million (£3.0 million) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from the permanent recruitment. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post tax profits; and (4) at the end of each month, there must be a minimum excess availability of $3.2 million (£2.0 million).
The details of the Lloyds Agreement as of September 30, 2014 were as follows:

in millions	September 30, 2014
Borrowing capacity	$14.5
Less: outstanding borrowing	(6.0)
Additional borrowing availability	$8.5
Interest rates on outstanding borrowing	2.25%

Loan and Security Agreement with Siena Lending Group, LLC

On August 1, 2014, the Company and its U.S. subsidiary (“U.S. Borrower”) entered into a loan and security agreement for a credit facility (the “Siena Agreement”) with Siena Lending Group LLC. ("Siena").  The Siena Agreement provides the U.S. Borrower with the ability to borrow up to $10.0 million (subject to a borrowing base and an availability block), including up to $1.0 million for the issuance of letters of credit. In the event of a sale of the Company’s Legal eDiscovery business, the aforementioned borrowing limit will be reduced to $5.0 million (subject to a borrowing base and an availability block). The availability block currently is $2.0 million but will be decreased to $1.0 million in the event of a sale of the Company’s Legal eDiscovery business. The availability block will be eliminated on the later of (a) the date on which the U.S. Borrower notifies Siena that the U.S. Borrower’s Fixed Charge Coverage Ratio is equal to or greater than 1.1x on a trailing six month basis and (b) January 31, 2015. Extensions of credit are based on borrowing base calculated on a percentage of the eligible accounts receivable less required reserves related to the U.S. operations. The term of the Siena Agreement is three years expiring on August 1, 2017.  Borrowings may be made with an interest rate based on a base rate (with a floor of 3.25%) plus 1.75%. The interest rate for letters of credit is 4.5% on face amount of each letter of credit issued and outstanding. Borrowings under the Siena Agreement are secured by substantially all of the assets of the U.S. Borrower.

Index

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

The details of the Siena Agreement as of September 30, 2014 were as follows:

in millions	September 30, 2014
Borrowing base	4.5
Less: adjustments to the borrowing base
Minimum availability	(2.0)
Outstanding letters of credits	(0.5)
Adjusted borrowing base	2.0
Less: outstanding borrowing	(1.6)
Additional borrowing availability	0.4
Interest rates on outstanding borrowing	5.00%

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
The Facility Agreement provides three tranches: (1) an invoice discounting facility of up to $13.1 million (AUD15 million) (“Tranche A”) for an Australian subsidiary of the Company, the availability under which facility is based on an agreed percentage of eligible accounts receivable; (2) an overdraft facility of up to $2.7 million (NZD$3.5 million) (“Tranche B”) for a New Zealand subsidiary of the Company; and (3) a financial guarantee facility of up to $4.4 million (AUD5.0 million) (“Tranche C”) for the Australian subsidiary.
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

Index

The details of the Facility Agreement as of September 30, 2014 were as follows:

in millions	September 30, 2014
Tranche A:
Borrowing capacity	$13.1
Less: outstanding borrowing	(0.2)
Additional borrowing availability	$12.9
Interest rates on outstanding borrowing	4.57%
Tranche B:
Borrowing capacity	$2.7
Less: outstanding borrowing	—
Additional borrowing availability	$2.7
Interest rates on outstanding borrowing	7.28%
Tranche C:
Financial guarantee capacity	$4.4
Less: outstanding financial guarantee requested	(2.7)
Additional availability for financial guarantee	$1.7
Interest rates on financial guarantee requested	1.80%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including: (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $15.3 million (AUD17.5 million); (2) a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.0x for the trailing twelve-month period at March 31, 2014 testing date, 1.1x at the June 30, 2014 testing date and 1.5x at all other testing dates thereafter; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of September 30, 2014.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium and Singapore. As of September 30, 2014, the Netherlands subsidiary could borrow up to $1.8 million (€1.5 million) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary has a $1.3 million (€1.0 million) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.57% as of September 30, 2014. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one-year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.8 million (SGD1 million) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.0% on September 30, 2014. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. On October 2, 2014, the borrowing base of the Singapore overdraft facility was reduced to $0.4 million (SGD0.5 million). There was an aggregate of $0.4 million in outstanding borrowings under the Belgium, the Netherlands, and Singapore lending agreements as of September 30, 2014.
The average aggregate monthly outstanding borrowings under the Revolver Agreement, Lloyds Agreement, Siena Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands and Singapore was $4.6 million for the nine months ended September 30, 2014. The weighted average interest rate on monthly outstanding borrowings as of September 30, 2014 was 4.15%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. The Company uses letters of credit and bank guarantees primarily to support office leases.

Index

Liquidity Outlook
As of September 30, 2014, the Company had cash and cash equivalents on hand of $18.8 million supplemented by additional borrowing availability of $28.0 million under the various lending arrangements in the U.S., the U.K., Australia, New Zealand, Belgium, the Netherlands and Singapore. In addition, the Company completed the sale of its eDiscovery business on November 9, 2014 for $23.0 million in cash and used approximately $3.1 million of the proceeds to repay debt under its credit facility with Siena. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months. The Company's near-term cash requirements during 2014 are primarily related to funding operations, restructuring actions and capital expenditures. For the next 12 months, the Company expects to make capital expenditures of approximately $3.0 million to $4.0 million, which excludes landlord-funded leasehold improvements, payments in connection with the existing restructuring actions of $2.5 million to $3.5 million, and up to $6.0 million for the remaining 2014 Plan. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.
As of September 30, 2014, $0.8 million of the Company's cash and cash equivalents noted above were held in the United States and the remainder were held internationally, primarily in Australia ($5.8 million), the United Kingdom ($2.4 million), Mainland China ($2.4 million), Belgium ($1.5 million), the Netherlands ($1.3 million) and New Zealand ($1.2 million). However, the majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision. In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds. The Company has not provided for federal income or foreign withholding taxes on these undistributed foreign earnings. The Company has not done so because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.3 million and $0.7 million as of September 30, 2014 and December 31, 2013, respectively. Although the outcome of these matters cannot be determined, the Company

Index

believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
See Note 4 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.

Critical Accounting Policies
See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 27, 2014 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended September 30, 2014.

Index

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions, that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company's ability to execute its strategic initiatives, (3) risks related to fluctuations in the Company’s operating results from quarter to quarter, (4) the ability of clients to terminate their relationship with the Company at any time, (5) competition in the Company’s markets, (6) the negative cash flows and operating losses that the Company has experienced from time to time, (7) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (8) risks associated with the Company’s investment strategy, (9) risks related to international operations, including foreign currency fluctuations, (10) the Company’s dependence on key management personnel, (11) the Company’s ability to attract and retain highly-skilled professionals, (12) the Company’s ability to collect its accounts receivable, (13) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (14) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (15) risks related to providing uninterrupted service to clients, (16) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (17) the Company’s ability to utilize net operating losses, (18) volatility of the Company’s stock price, (19) the impact of government regulations, (20) restrictions imposed by blocking arrangements, (21) risks related to limited availability under the Company's credit facilities, and (22) risks related to activist stockholders. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the nine months ended September 30, 2014, the Company earned approximately 91% of its gross margin outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect the Company's consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
Amounts invested in the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the stockholders’ equity section of the Condensed Consolidated Balance Sheets. The translation of the foreign currency into U.S. dollars is reflected as a component of stockholders’ equity and does not impact the Company's reported net income.
As more fully described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has credit agreements with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited, Siena Lending Group LLC, Westpac Banking Corporation and other credit agreements with lenders in Belgium, the Netherlands, and Singapore. The Company does not hedge the interest risk on borrowings under the credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on the Company's annual average borrowings in the current year, a 1% increase or decrease in interest rates on the Company's borrowings would not have a material impact on the Company's earnings.

Index

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceeding that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
 As of September 30, 2014, there have not been any material changes to the information set forth in Item 1A. “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 except as follows.

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

          We have been engaged in strategic initiatives to refocus on our core business to maximize long-term stockholder value, to improve our cost structure and efficiency and to increase our selling efforts and developing new business.  We cannot provide any assurance that we will be able to successfully execute these or other strategic initiatives or that we will be able to execute these initiatives on our expected timetable. Furthermore, we have divested our Legal eDiscovery business. We may not be successful in refocusing our core business and obtaining operational efficiencies or replacing revenues lost as a result of the divestiture.

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

Index

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July1, 2014 - July 31, 2014	—	$—	—	$6,792,000
August 1, 2014 - August 31, 2014	—	$—	—	$6,792,000
September 1, 2014 - September 30, 2014	—	$—	—	$6,792,000
Total	—	$—	—	$6,792,000

(a)
On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. As of September 30, 2014, the Company had repurchased 1,491,772 shares of its common stock for a total cost of approximately $8.2 million under this authorization.

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

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ MANUEL MARQUEZ DORSCH
Manuel Marquez Dorsch
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated:	November 10, 2014
		By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Executive Vice President, Chief Financial Officer and
Controller
(Principal Financial and Accounting Officer)
Dated:	November 10, 2014

Index

HUDSON GLOBAL, INC.
FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description
4.1
Receivables Finance Agreement, dated August 1, 2014, between Lloyds Bank Commercial Finance and Hudson Global Resources Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated August 1, 2014 (File No. 0-50129)).

4.2
Loan and Security Agreement, dated August 1, 2014, among Hudson Global, Inc., Hudson Global Resources Management, Inc. and Siena Lending Group LLC (incorporated by reference to Exhibit 4.2 to Hudson Global, Inc.'s Current Report on Form 8-K dated August 1, 2014 (File No. 0-50129)).

10.1
Form of Hudson Global, Inc. Restricted Stock Award Agreement for return on gross margin ratio and net cash position from operations vesting awards (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated October 3, 2014 (File No. 0-50129)).

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
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.