Form 10-K
period 2014-12-31
Hudson Global, Inc.
filed 2015-02-26
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $120,702,000 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2014.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on January 31, 2015
Common Stock - $0.001 par value	33,541,799

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1.    BUSINESS
Hudson Global, Inc. (the “Company” or “Hudson”, “we”, “us” and “our”) provides highly specialized professional-level recruitment and related talent solutions worldwide. Core service offerings include Permanent Recruitment, Temporary Contracting, Recruitment Process Outsourcing (“RPO”) and Talent Management solutions. Hudson has approximately 1,800 employees and operates in 18 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe.

For the year ended December 31, 2014, the amounts and percentage of the Company’s total gross margin from the three reportable segments were as follows:

	Gross Margin
	Amount	Percentage
Hudson Americas	$20,757	9%
Hudson Asia Pacific	93,014	42%
Hudson Europe	109,074	49%
Total	$222,845	100%

The Company's core service offerings include those services described below:

Permanent Recruitment: Offered on both a retained and contingent basis, Hudson's Permanent Recruitment services leverage the Company's 1,200 consultants, supported by the Company's specialists in the delivery of its proprietary methods to identify, select and engage the best-fit talent for critical client roles.

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

On November 7, 2014, the Company completed the sale of substantially all of the assets and liabilities of its Legal eDiscovery business in the United States and United Kingdom. The Company no longer has operations in the Legal eDiscovery business. In addition, the Company ceased operations in Sweden, which was included within the Hudson Europe segment during the third quarter of 2014. The Company concluded that the divestiture of its Legal eDiscovery business and the cessation of operations in Sweden meet the criteria for discontinued operations set forth in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 205, "Presentation of Financial Statements." The Company reclassified its discontinued operations for all periods presented and has excluded the results from continuing operations and from segment results for all periods presented.

CLIENTS

The Company's clients include small to large-sized corporations and government agencies. For the year ended December 31, 2014, there were approximately 300 Hudson Americas clients (as compared to approximately 390 in 2013), 2,300 Hudson Asia Pacific clients (as compared to 2,100 in 2013) and 3,570 Hudson Europe clients (as compared to 3,060 in 2013). During 2014, the Company exited the Legal eDiscovery business in the U.S. and U.K. markets as well as its operations in Sweden, which consisted of approximately 155 clients, 20 clients, and 70 clients, respectively. During 2014, no single client, accounted for more than 10% of the Company's total revenue. As of December 31, 2014, no single client accounted for more than 10% of the Company's total outstanding accounts receivable.

EMPLOYEES

The Company employs approximately 1,800 people worldwide. In most jurisdictions, the Company's employees are not represented by a labor union or covered by a collective bargaining agreement. The Company regards its relationships with its employees as satisfactory.

SALES AND MARKETING

The majority of Hudson's employees include approximately 1,200 client-facing consultants, who sell its portfolio of services to its existing client base of approximately 6,100 companies and to prospective client organizations. The Company's consultant population has deep expertise in specific functional areas and industry sectors, and provides broad-based recruitment and solution services based on the needs of the client. The Company serves several large multinational companies in its client base and its consultants are partnering with colleagues around the world to sell its services across geographic boundaries.

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

SEGMENT AND GEOGRAPHIC DATA

Financial information concerning the Company's reportable segments and geographic areas of operation is included in Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Clients' demand for our services may fluctuate widely with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment, which directly impact our service offerings. We have limited flexibility to reduce expenses during economic downturns due to some overhead costs that are fixed in the short-term. Furthermore, we may face increased pricing pressures during these periods. For example, in prior economic downturns, many employers in our operating regions reduced their overall workforce to reflect the slowing demand for their products and services.

We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.
We have been engaged in strategic initiatives to refocus on our core business to maximize long-term stockholder value, to improve our cost structure and efficiency and to increase our selling efforts and developing new business. We cannot provide any assurance that we will be able to successfully execute these or other strategic initiatives or that we will be able to execute these initiatives on our expected timetable. We may not be successful in refocusing our core business and obtaining operational efficiencies or replacing revenues lost as a result of these strategic initiatives.

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

We focus on providing professional mid-level personnel on a temporary assignment-by-assignment basis, which clients can generally terminate at any time or reduce their level of use when compared to prior periods. Our professional recruitment business is also significantly affected by our clients' hiring needs and their views of their future prospects. These factors can also affect our RPO business. Clients may, on very short notice, terminate, reduce or postpone their recruiting assignments with us and, therefore, affect demand for our services. This could have a material adverse effect on our business, financial condition and results of operations.

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

We have no significant proprietary technology that would preclude or inhibit competitors from entering the mid-level professional staffing markets. We cannot provide assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over our services. In addition, we believe that, with continuing development and increased availability of information technology, the industries in which we compete may attract new competitors. Specifically, the increased use of the Internet may attract technology-oriented companies to the professional staffing industry. We cannot provide assurance that we will be able to continue to compete effectively against existing or future competitors. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We have had periods of negative cash flows and operating losses that may recur in the future.

We have experienced negative cash flows and reported operating and net losses in the past. For example, we had operating and net losses for the years ended December 31, 2014, 2013 and 2012. We cannot provide any assurance that we will have positive cash flows or operating profitability in the future, particularly to the extent the global economy continues to recover slowly from the global economic downturn. If our revenue declines or if operating expenses exceed our expectations, we may not be profitable and may not generate positive operating cash flows.

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

Extensions of credit under our existing agreements are permitted based on a borrowing base, which is an agreed percentage of eligible accounts receivable, less required reserves, applicable letters of credit and outstanding borrowings. If the amount or quality of our accounts receivable deteriorates, then our ability to borrow under these credit facilities will be directly affected. Furthermore, our credit agreement with Westpac Banking Corporation does not have a stated maturity date and can be terminated by Westpac Banking Corporation upon 90 days' written notice. We cannot provide assurance that we will be able to borrow under these credit facilities if we need money to fund working capital or other needs.

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

We conduct operations in 18 countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2014, approximately 91% of our gross margin was earned outside of the United States ("U.S"). Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

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

Our success depends to a significant extent on our senior management team. The loss of the services of one or more key senior management team member could have a material adverse effect on our business, financial condition and results of operations. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could have a material adverse effect on our business, financial condition and results of operations.

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

The Company has U.S. net operating loss carry-forwards (“NOLs”) that expire through 2034. Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by greater than 50% over a three-year period. The Company has experienced ownership changes in the past. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. Federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

There may be volatility in our stock price.

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2014, the market price of our common stock reported on the NASDAQ Global Select Market ranged from a high of $4.33 to a low of $2.69. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market generally, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

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

Our certificate of incorporation and by-laws and the Delaware General Corporation Law contain several provisions that make it more difficult to acquire control of us in a transaction not approved by our Board of Directors, including transactions in which stockholders might otherwise receive a premium for their shares over then current prices, and that may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Although our Board of Directors has proposed that our stockholders vote at our 2015 annual meeting of stockholders to eliminate some of these provisions, our certificate of incorporation and by-laws currently include provisions:

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

In February 2005, our Board of Directors adopted a Rights Agreement between the Company and a rights agent (the "2005 Rights Agreement") and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock payable upon the close of business on February 28, 2005 to the stockholders of record on that date. On January 15, 2015, our Board of Directors approved an amendment and restatement of the 2005 Rights Agreement by adopting an Amended and Restated Rights Agreement (the "Rights Agreement") between the Company and a rights agent. The Board adopted the Rights Agreement in an effort to protect stockholder value by attempting to diminish the risk that the Company's ability to use its net operating losses ("NOLs") to reduce potential future Federal income tax obligations may become substantially limited. Each Right entitles the registered holder to purchase from us one one-hundredth (1/100th) of a share of our Series A Junior Participating Preferred Stock (“Preferred Shares”) at a price of $8.50 per one one-hundredth of a Preferred Share, subject to adjustment. If any person becomes a 4.99% or more stockholder of the Company, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Right's then current exercise price, a number of shares of common stock of the Company or of the acquirer having a market value at the time of twice the Right's per share exercise price. The Company's Board of Directors may redeem the Rights for $0.001 per Right at any time prior to the time when the Rights become exercisable. The Rights will expire on the earliest of (i) the date of the Company’s 2015 annual meeting of stockholders if the Company’s stockholders do not approve the Rights Agreement at the 2015 annual meeting of stockholders, (ii) January 15, 2018, (iii) the time at which the Rights are redeemed as described above, (iv) the time at which the Rights are exchanged pursuant to the terms of the Rights Agreement, (v) the repeal of Section 382 of the Internal Revenue Code if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s NOLs, and (vi) the beginning of a taxable year of the Company to which the Board determines that no NOLs may be carried forward. The Rights may have certain anti-takeover effects. The Rights may cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Board. As a result, the overall effect of the rights may be to render more difficult or discourage a merger, tender offer or other business combination involving the Company that is not supported by the Board.

Proxy contests and any other actions of activist stockholders could have a negative effect on our business.

The Company experienced a proxy contest from activist stockholders in connection with its 2014 annual meeting of stockholders. If further proxy contests or any other dissident stockholder activities ensue, then our business could be adversely affected because responding to proxy contests, litigation and other actions by dissident stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. In addition, perceived uncertainties as to our future direction may result in the loss of potential business opportunities and harm our ability to attract new investors and clientsand to retain and attract experienced management and employees. Also, we may experience a significant increase in legal fees, administrative and associated costs incurred in connection with responding to a proxy contest or related action. These actions could also cause our stock price to experience periods of volatility or stagnation.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

All of the Company's operating offices are located in leased premises. Our principal executive office is located at 560 Lexington Avenue, New York, New York, where we occupy space under a lease expiring in March 2017 with approximately 9,000 aggregate square feet.

Hudson Americas maintains 6 leased locations with approximately 45,000 aggregate square feet. Hudson Asia Pacific maintains 16 leased locations with approximately 150,000 aggregate square feet. Hudson Europe maintains 28 leased locations with approximately 199,000 aggregate square feet. All leased space is considered to be adequate for the operation of its business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of February 25, 2015, regarding the executive officers of Hudson Global, Inc.:

Name	Age	Title
Manuel Marquez Dorsch	56	Chairman and Chief Executive Officer
Stephen A. Nolan	54	Executive Vice President, Chief Financial Officer and Corporate Controller
Arthur Curcuru	33	Senior Vice President, Finance
Neil J. Funk	63	Vice President, Internal Audit

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
Stephen A. Nolan has served as Executive Vice President, Chief Financial Officer and Corporate Controller since 2013, with overall responsibility for the Company's accounting, finance, treasury, IT and related risk management functions. Mr. Nolan has more than 30 years of experience in finance, operations and strategic planning. From 2004 to 2012, he served as the Chief Financial Officer at Adecco Group North America, a $5 billion staffing and human capital division of the global workforce solutions company, Adecco S.A. Previously, Mr. Nolan served as Chief Financial Officer North America for DHL Global Forwarding from 2001 until 2004. Prior to that, he served in a variety of finance and strategic development roles, including 15 years at Reckitt Benckiser Inc., a global household, health and personal care products company. Mr. Nolan is a Chartered Accountant and began his career as Audit Senior with PricewaterhouseCoopers in Ireland.
Arthur Curcuru has served as Senior Vice President, Finance since May 1, 2014 with responsibilities in the Company's corporate developments and strategic actions. Prior to joining the Company, Mr. Curcuru was employed at KPMG LLP, a multi-national auditing and consulting firm for approximately 10 years since 2004, most recently as a Senior Manager in its audit practice.
Neil J. Funk has served as Vice President, Internal Audit since joining the Company in 2003. Prior to joining the Company, Mr. Funk was a Senior Manager at Deloitte & Touche LLP, a multi-national auditing and consulting firm, from 2000 until 2003. During 2000, before joining Deloitte & Touche, Mr. Funk was with Prudential Financial, Inc., a large insurance company, specializing in personal financial planning. Before joining Prudential Financial, Inc., Mr. Funk was District Audit Manager for PRG-Schultz, Inc., a recovery audit company, based in Atlanta, Georgia from 1997 until 2000.

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any of our directors or executive officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company's common stock was listed for trading on the NASDAQ Global Select Market during 2014 under the symbol "HSON." On January 31, 2015, there were approximately 541 holders of record of the Company's common stock.

The following is a list by fiscal quarter of the market prices of the Company's common stock.

	Market Price
	High	Low
2014
Fourth quarter	$3.84	$2.69
Third quarter	$4.06	$3.49
Second quarter	$4.33	$3.33
First quarter	$4.17	$3.31
2013
Fourth quarter	$4.27	$3.06
Third quarter	$3.38	$2.11
Second quarter	$3.92	$2.10
First quarter	$4.90	$3.56

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

ISSUER PURCHASES OF EQUITY SECURITIES

The Company's purchases of its common stock during the fourth quarter of fiscal 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2014 - October 31, 2014	—	—	—	6,792,000
November 1, 2014 - November 30, 2014	—	—	—	6,792,000
December 1, 2014 - December 31, 2014 (b)	2,216	$3.10	—	6,792,000
Total	2,216	$3.10	—	6,792,000

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

PERFORMANCE INFORMATION

The following graph compares on a cumulative basis changes since December 31, 2009 in (a) the total stockholder return on the Company's common stock with (b) the total return on the Russell 2000 Index and (c) the total return on the companies in a peer group selected in good faith by the Company, in each case assuming reinvestment of dividends. Such changes have been measured by dividing (x) the difference between the price per share at the end of and the beginning of the measurement period by (y) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on December 31, 2009 in the Company's common stock, the Russell 2000 Index and the peer group consisting of Resources Connection, Inc., Kelly Services, Inc., Kforce, Inc., and CDI Corporation. The returns of each component company in the peer group have been weighted based on each company's relative market capitalization on December 31, 2014.

$250
$200
$150
$100
$50
$0
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
HSON
Russell 2000
Peer Group

	December 31,
	2009	2010	2011	2012	2013	2014
HSON	$100.00	$122.74	$100.84	$94.32	$84.63	$65.26
RUSSELL 2000 INDEX	$100.00	$125.31	$118.47	$135.81	$186.07	$192.63
PEER GROUP	$100.00	$129.06	$93.05	$113.16	$158.13	$153.97

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS (a):
Revenue	$581,192	$562,572	$655,875	$780,927	$682,145
Gross margin	$222,845	$209,429	$257,793	$314,253	$273,664
Business reorganization and integration expense	$3,789	$5,440	$7,506	$720	$1,625
Operating income (loss)	$(17,486)	$(27,152)	$(10,094)	$5,928	$(7,349)
Income (loss) from continuing operations	$(15,786)	$(30,211)	$(7,222)	$3,623	$(5,118)
Income (loss) from discontinued operations, net of income taxes	$2,592	$(184)	$1,887	$7,286	$433
Net income (loss)	$(13,194)	$(30,395)	$(5,335)	$10,909	$(4,685)
Basic income (loss) per share from continuing operations	$(0.48)	$(0.93)	$(0.22)	$0.11	$(0.17)
Basic net income (loss) per share	$(0.40)	$(0.94)	$(0.17)	$0.35	$(0.16)
Diluted income (loss) per share from continuing operations	$(0.48)	$(0.93)	$(0.22)	$0.11	$(0.17)
Diluted net income (loss) per share	$(0.40)	$(0.94)	$(0.17)	$0.34	$(0.16)
OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities	$(17,840)	$2,513	$13,159	$13,396	$(15,658)
Net cash provided by (used in) investing activities	$16,731	$(2,557)	$(8,272)	$(6,584)	$1,140
Net cash provided by (used in) financing activities	$(1,256)	$(497)	$(4,274)	$1,639	$7,578
BALANCE SHEET DATA:
Current assets	$118,921	$134,323	$157,412	$181,923	$172,087
Total assets	$139,672	$158,829	$193,468	$216,546	$205,834
Current liabilities	$67,117	$69,818	$67,168	$90,515	$93,760
Total stockholders’ equity	$59,257	$74,385	$106,541	$107,357	$93,278
OTHER DATA:
EBITDA (loss) (b)	$(11,725)	$(20,471)	$(3,788)	$11,885	$4,459

(a)
Effective November 9, 2014, the Company completed the sale of substantially all of the assets and certain liabilities of the Legal eDiscovery business in the U.S and U.K. to Document Technologies, LLC and DTI of London Limited. In addition, the Company ceased its operations in Sweden within the Hudson Europe segment during the third quarter of 2014. The results of operations of the Legal eDiscovery business and the Company's operations in Sweden have been reclassified to discontinued operations for all periods presented and has been excluded from continuing operations in accordance with the provisions of ASC 205-20-45, “Reporting Discontinued Operations." See Note 3 included in Item 8 of this Form 10-K for additional information.

(b)
SEC Regulation S-K 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company's operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability. See Note 17 to the Consolidated Financial Statements for further EBITDA segment and reconciliation information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Item 8 of this Form 10-K. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 17 to the Consolidated Financial Statements for EBITDA segment reconciliation information.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Critical Accounting Policies

•	Recent Accounting Pronouncements

•	Forward-Looking Statements

Executive Overview
The Company has deep expertise in recruiting professional talent across all management disciplines in a wide range of industries, matching clients and candidates to address client needs on a part time, full time and interim basis. The Company provides those services as an independent third party and through the provision of outsourced services as a function of its Recruitment Process Outsourcing (RPO) business. The Company also provides expert guidance and services in the areas of talent assessment, leadership development and transition management through its Talent Management business, leveraging the proprietary tools and techniques developed by its in-house Research & Development division based in Belgium. With operations in 18 countries, and relationships with specialized professionals around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients.
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

Discontinued Operations

Effective November 9, 2014, the Company completed the sale of substantially all of the assets and certain liabilities of the Legal eDiscovery business in the U.S and U.K. to Document Technologies, LLC and DTI of London Limited for $23.0 million in cash, and recorded a gain of $11.3 million in connection with the sale. The divestiture is a significant component of the Company’s previously announced efforts to focus on its core business lines and growth opportunities. In addition, the Company ceased its operations in Sweden within the Hudson Europe segment during the third quarter of 2014.

The Company's divestiture of its Legal eDiscovery business and exit of operations in Sweden accounted for $5.5 million and $1.1 million of operating losses for the year ended December 31, 2014, respectively, which have been reclassified to discontinued operations for all periods presented and have been excluded from continuing operations and from segment results for all periods presented in accordance with the provisions of ASC 205-20-45 “Reporting Discontinued Operations”. See Note 3 included in Item 8 of this Form 10-K for additional information.
Current Market Conditions

Economic conditions in most of the world's major markets remain mixed. Most of the economies in Continental Europe have experienced slower growth or GDP declines in recent months. Civil unrest in Hong Kong has had an adverse impact on business conditions there. If the current market conditions persist, the Company may experience diminished operating performance. The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for the Company's services.
Financial Performance

The Company has showed progress in its financial performance from continuing operations on its path towards delivering sustained profitability. On a year-over-year basis, the Company experienced improvements in revenue, gross margin and EBITDA in 2014 as compared to 2013. These improvements were led by growth in Asia Pacific benefiting from double-digit percentage revenue and gross margin growth in the RPO practice. The Company experienced mixed revenue results in Europe, as the U.K. and parts of Continental Europe faced challenges, resulting in a revenue decrease of 1.0% on a constant currency basis. However, the Company reported a growth in gross margin of 3.2% on a constant currency basis due to strong results in higher margin businesses such as permanent recruitment and talent management. EBITDA as compared to 2013 improved significantly as a result of the gross margin improvements and impact of cost savings initiatives enacted during 2014 through the Company's restructuring programs.
The following is a summary of the highlights for the years ended December 31, 2014, 2013 and 2012. These should be considered in the context of the additional disclosures in this MD&A.

•	Revenue was $581.2 million for the year ended December 31, 2014, compared to $562.6 million for 2013, an increase of $18.6 million, or 3.3%.

◦
On a constant currency basis, the Company's revenue increased $19.9 million, or 3.5%. Of this increase, $13.9 million was in permanent recruitment revenue (up 12.3% compared to 2013) and $5.3 million was in talent management revenue (up 14.0% compared to 2013).

Revenue was $562.6 million for the year ended December 31, 2013, compared to $655.9 million for 2012, a decrease of $93.3 million, or 14.2%.

◦
On a constant currency basis, the Company's revenue decreased $79.2 million, or 12.4%. Of this decrease, $42.0 million was in contracting revenue (down 9.4% compared to 2012), $28.7 million was in permanent recruitment revenue (down 20.3% compared to 2012) and $6.9 million was in talent management revenue (down 15.3% compared to 2012).

•	Gross margin was $222.8 million for the year ended December 31, 2014, compared to $209.4 million for 2013, an increase of $13.4 million, or 6.4%.

◦
On a constant currency basis, gross margin increased $14.7 million, or 7.1%. Of this increase, $13.8 million was in permanent recruitment gross margin (up 12.4% compared to 2013) and $3.8 million was in talent management gross margin (up 11.8% compared to 2013). The increase was partially offset by a decrease of $2.6 million in contracting gross margin (down 4.0% compared to 2013).

Gross margin was $209.4 million for the year ended December 31, 2013, compared to $257.8 million for 2012, a decrease of $48.4 million, or 18.8%.

◦
On a constant currency basis, gross margin decreased $44.3 million, or 17.5%. Of this decrease, $28.1 million was in permanent recruitment gross margin (down 20.3% compared to 2012), $9.9 million was in contracting gross margin (down 13.2% compared to 2012) and $5.4 million was in talent management gross margin (down 14.5% compared to 2012).

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) was $230.1 million for the year ended December 31, 2014, compared to $223.1 million for 2013, an increase of $7.0 million, or 3.1%.

◦	On a constant currency basis, SG&A and Non-Op increased $8.3 million, or 3.8%. SG&A and Non-Op, as a percentage of revenue, was 39.6% for the year ended December 31, 2014, compared to 39.5% for 2013.
SG&A and Non-Op were $223.1 million for the year ended December 31, 2013, compared to $254.1 million for 2012, a decrease of $31.0 million, or 12.2%.

◦
On a constant currency basis, SG&A and Non-Op decreased $27.6 million, or 11.1%. SG&A and Non-Op, as a percentage of revenue, was 39.7% for the year ended December 31, 2013, compared to 38.9% for 2012.

•	Business reorganization expenses were $3.8 million for the year ended December 31, 2014, compared to $5.4 million for 2013, a decrease of $1.7 million on both a reported and constant currency basis.
Business reorganization expenses were $5.4 million for the year ended December 31, 2013, compared to $7.5 million for 2012, a decrease of $2.1 million, or $2.3 million on constant currency basis.

•
For the year ended December 31, 2014, the Company recorded $0.7 million of charges for impairment of long-lived assets as compared to $1.3 million in 2013. See "Long-lived Assets and Goodwill" below for further detail.

•
EBITDA loss was $11.7 million for the year ended December 31, 2014, compared to EBITDA loss of $20.5 million for 2013. On a constant currency basis, EBITDA loss decreased $8.6 million in 2014 compared to 2013.

EBITDA loss was $20.5 million for the year ended December 31, 2013, compared to EBITDA loss of $3.8 million for 2012. On a constant currency basis, EBITDA loss increased $15.7 million in 2013 compared to 2012.

•
Net loss was $13.2 million for the year ended December 31, 2014, compared to net loss of $30.4 million for 2013. On a constant currency basis, net loss decreased $16.4 million in 2014 compared to 2013.

Net loss was $30.4 million for the year ended December 31, 2013, compared to a net loss of $5.3 million for 2012. On a constant currency basis, net loss increased $24.1 million in 2013 compared to 2012.

Long-lived Assets and Goodwill

Under Financial Accounting Standards Board ("FASB") Accounting Standard Codification (“ASC”) 360, “Property, Plant, and Equipment," the Company is required to test a long-lived asset for impairment if circumstances indicate that its carrying value might exceed its current fair value.

The Company's internal projections as of the fourth quarter of 2014 anticipates a recovery in its operating performance in 2015, but that performance in certain markets would remain challenging. The testing of long-lived assets indicated that certain long-lived assets, primarily in France and Hong Kong, were impaired, and accordingly, the Company recorded a charge of approximately $0.7 million under the caption of “Impairment of long-lived assets” in the Company’s Consolidated Statements of Operations.

In addition to the Company's long-lived assets impairment testing, the Company's management also tested its goodwill for potential impairment. At the conclusion of its goodwill impairment testing, the Company estimated the fair value of its China reporting unit significantly exceeded its carrying value. As such, the Company determined that no impairment of goodwill had taken place.

Although the Company currently anticipates an improvement in its operating results for 2015, if general economic conditions in certain markets in which the Company operates remain weak, or if the Company’s performance does not improve, the Company may record additional impairment charges related to goodwill and other long-lived assets in the future.

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange rate adjustments on the Company’s operating results for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013			2012
	As	As	Currency	Constant	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	translation	currency
Revenue:
Hudson Americas	$50,146	$51,857	$(67)	$51,790	$60,015	$(183)	$59,832
Hudson Asia Pacific	246,873	232,748	(10,321)	222,427	288,144	(26,107)	262,037
Hudson Europe	284,173	277,967	9,109	287,076	307,716	10,925	318,641
Total	$581,192	$562,572	$(1,279)	$561,293	$655,875	$(15,365)	$640,510
Gross margin:
Hudson Americas	$20,757	$18,692	$(63)	$18,629	$22,026	$(173)	$21,853
Hudson Asia Pacific	93,014	87,162	(3,352)	83,810	117,428	(8,966)	108,462
Hudson Europe	109,074	103,575	2,144	105,719	118,339	3,786	122,125
Total	$222,845	$209,429	$(1,271)	$208,158	$257,793	$(5,353)	$252,440
SG&A and Non-Op (a):
Hudson Americas	$20,582	$18,957	$(78)	$18,879	$22,259	$(142)	$22,117
Hudson Asia Pacific	92,127	89,073	(3,441)	85,632	110,798	(8,549)	102,249
Hudson Europe	108,613	108,564	2,167	110,731	117,760	3,975	121,735
Corporate	8,797	6,530	—	6,530	3,258	—	3,258
Total	$230,119	$223,124	$(1,352)	$221,772	$254,075	$(4,716)	$249,359
Business reorganization expenses:
Hudson Americas	$94	$448	$—	$448	$877	$—	$877
Hudson Asia Pacific	1,322	989	(72)	917	1,285	(42)	1,243
Hudson Europe	1,407	3,214	92	3,306	4,986	272	5,258
Corporate	966	789	(1)	788	357	2	359
Total	$3,789	$5,440	$19	$5,459	$7,505	$232	$7,737
Operating income (loss):
Hudson Americas	$870	$1,367	$(5)	$1,362	$1,329	$(57)	$1,272
Hudson Asia Pacific	(3,013)	(5,883)	353	(5,530)	7,988	(474)	7,514
Hudson Europe	3,112	(5,251)	18	(5,233)	(140)	(148)	(288)
Corporate	(18,455)	(17,385)	(2)	(17,387)	(19,271)	—	(19,271)
Total	$(17,486)	$(27,152)	$364	$(26,788)	$(10,094)	$(679)	$(10,773)
Net income (loss), consolidated	$(13,194)	$(30,395)	$803	$(29,592)	$(5,335)	$(131)	$(5,466)
EBITDA (loss) from continuing operations(b):
Hudson Americas	$117	$(717)	$15	$(702)	$(1,124)	$(29)	$(1,153)
Hudson Asia Pacific	(890)	(3,227)	171	(3,056)	5,354	(371)	4,983
Hudson Europe	(1,187)	(9,197)	(55)	(9,252)	(4,406)	(464)	(4,870)
Corporate	(9,765)	(7,330)	(5)	(7,335)	(3,612)	(3)	(3,615)
Total	$(11,725)	$(20,471)	$126	$(20,345)	$(3,788)	$(867)	$(4,655)

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2014	2013	2012
Net income (loss)	$(13,194)	$(30,395)	$(5,335)
Adjustment for income (loss) from discontinued operations, net of income taxes	2,592	(184)	1,887
Income (loss) from continuing operations	$(15,786)	$(30,211)	$(7,222)
Adjustments to income (loss) from continuing operations
Provision for (benefit from) income taxes	(2,159)	3,264	(3,109)
Interest expense, net	661	554	561
Depreciation and amortization expense	5,559	5,922	5,982
Total adjustments from income (loss) from continuing operations to EBITDA (loss)	4,061	9,740	3,434
EBITDA (loss)	$(11,725)	$(20,471)	$(3,788)

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin and gross margin as a percentage of revenue for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013			2012
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$37,816	$42,538	$—	$42,538	$48,440	$—	$48,440
Hudson Asia Pacific	170,370	164,588	(8,032)	156,556	195,438	(19,590)	175,848
Hudson Europe	199,920	200,052	7,934	207,986	216,494	8,289	224,783
Total	$408,106	$407,178	$(98)	$407,080	$460,372	$(11,301)	$449,071
Temporary contracting gross margin:
Hudson Americas	$8,738	$9,715	$—	$9,715	$10,855	$—	$10,855
Hudson Asia Pacific	21,412	23,359	(1,244)	22,115	30,317	(2,992)	27,325
Hudson Europe	32,370	32,193	1,074	33,267	35,423	1,358	36,781
Total	$62,520	$65,267	$(170)	$65,097	$76,595	$(1,634)	$74,961
Temporary contracting gross margin as a percent of temporary contracting revenue:
Hudson Americas	23.11%	22.84%	N/A	22.84%	22.41%	N/A	22.41%
Hudson Asia Pacific	12.57%	14.19%	N/A	14.13%	15.51%	N/A	15.54%
Hudson Europe	16.19%	16.09%	N/A	15.99%	16.36%	N/A	16.36%
Total	15.32%	16.03%	N/A	15.99%	16.64%	N/A	16.69%

(a)
Temporary contracting gross margin and gross margin as a percentage of revenue are shown to provide additional information regarding the Company’s ability to manage its cost structure and to provide further comparability relative to the Company’s peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from those of other companies. See details in Results of Operations for further discussions of the changes in temporary contract revenue and gross margin.

Results of Operations (Discussion of significant matters are presented below):
Hudson Americas (reported currency)
Revenue

	Year Ended December 31,
	2014	2013	Change in amount	Change in %	2012	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Revenue	$50.1	$51.9	$(1.7)	(3.3)%	$60.0	$(8.2)	(13.6)%

For the year ended December 31, 2014, contracting revenue decreased $4.7 million, or 11.1%, partially offset by an increase in permanent recruitment of $3.0 million, or 32.3%, as compared to 2013. The decline in contracting revenue was in the IT practice due to a lower client activities for two large customers. Substantially all of the increase in permanent recruitment revenue was attributable to growth in the Company's RPO practice through new clients acquired in the past twelve months as well as higher activity from the Company's existing clients.

For the year ended December 31, 2013, contracting revenue decreased $5.9 million, or 12.2%, and permanent recruitment revenue decreased $2.3 million, or 19.5%, as compared to 2012. The decline in contracting revenue was in the IT practice due to a decrease in billable contractor volume due to closing of certain offices as well as the exit of the financial solutions business in 2013. The decline in the permanent recruitment revenue was primarily in the RPO practice and resulted from the loss of revenue from a large client in late 2012 due to an acquisition.
Gross margin

	Year Ended December 31,
	2014	2013	Change in amount	Change in %	2012	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Gross margin	$20.8	$18.7	$2.1	11.0%	$22.0	$(3.3)	(15.1)%
Gross margin as a percentage of revenue	41.4%	36.0%	N/A	N/A	36.7%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	23.1%	22.8%	N/A	N/A	22.4%	N/A	N/A

For the year ended December 31, 2014, permanent recruitment gross margin increased $3.0 million, or 33.8%, partially offset by a decrease in contracting gross margin of $1.0 million, or 10.1%, as compared to 2013. The changes in gross margin were attributable to the same factors as described above for revenue. Contracting gross margin, as a percentage of revenue, was 23.1% for the year ended December 31, 2014, as compared to 22.8% for 2013. Total gross margin, as a percentage of revenue, increased to 41.4% for 2014, as compared to 36.0% for 2013, and was primarily due to growth in permanent recruitment activities from the RPO practice.

For the year ended December 31, 2013, permanent recruitment gross margin decreased $2.2 million, or 19.7%, and contracting gross margin decreased $1.1 million, or 10.5%, as compared to 2012. The changes in gross margin were attributable to the same factors as described above for revenue. Contracting gross margin, as a percentage of revenue, was 22.8% for the year ended December 31, 2013, as compared to 22.4% for 2012. Total gross margin, as a percentage of revenue, decreased to 36.0% for the year ended December 31, 2013 from 36.7% in 2012 and was attributable principally to a greater extent of decline in permanent recruitment gross margin from the loss of revenue from a large client in late 2012 due to an acquisition.

Selling, general and administrative expenses and non-operating income (expense) (“SG&A and Non-Op”)

	Year Ended December 31,
	2014	2013	Change in amount	Change in %	2012	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
SG&A and Non-Op	$20.6	$19.0	$1.6	8.6%	$22.3	$(3.3)	(14.8)%
SG&A and Non-Op as a percentage of revenue	41.0%	36.6%	N/A	N/A	37.1%	N/A	N/A

For the year ended December 31, 2014, SG&A and Non-Op increased as compared to the same period in 2013 due to a lower proportion of administrative expenses being allocated to the discontinued Legal eDiscovery business. Excluding the administrative expenses not allocated to the discontinued Legal eDiscovery business, SG&A and Non-Op expense decreased by approximately $0.8 million as compared to the same period in 2013, primarily from a reduction of support staff costs. SG&A and Non-Op, as a percentage of revenue, was 41.0% for the year ended December 31, 2014, as compared to 36.6% for 2013. The increase in SG&A and Non-Op, as a percentage of revenue, was due principally to a higher proportional administration costs.

For the year ended December 31, 2013, SG&A and Non-Op decreased as compared to 2012. Lower gross margin-related compensation, reduced professional and actions taken to streamline business processes resulted in lower SG&A and Non-Op. SG&A and Non-Op, as a percentage of revenue, was 36.6% for the year ended December 31, 2013, as compared to 37.1% for 2012. The decrease in SG&A and Non-Op, as a percentage of revenue, was principally due to the streamlining of business processes described above.

Business reorganization expenses

For the year ended December 31, 2014, business reorganization expenses were $0.1 million, as compared to $0.4 million and $0.9 million for 2013 and 2012, respectively. Business reorganization expenses incurred in 2014 were primarily related to exit costs associated with an office in California. Business reorganization expenses incurred in 2013 and 2012 were attributable to the realignment of the sales force, exiting unprofitable lines of business and the reduction of support staff costs.
Operating Income and EBITDA

	Year Ended December 31,
	2014	2013	Change in amount	Change in %	2012	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Operating income (loss):	$0.9	$1.4	$(0.5)	(36.4)%	$1.3	$—	2.9%
EBITDA (loss)	$0.1	$(0.7)	$0.8	(a)	$(1.1)	$0.4	(36.2)%
EBITDA as a percentage of revenue	0.2%	(1.4)%	N/A	N/A	(1.9)%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.
For the year ended December 31, 2014, EBITDA was $0.1 million, or 0.2% of revenue, as compared to EBITDA loss of $0.7 million, or 1.4% of revenue, for 2013. The increase in EBITDA was principally due to a greater proportional increase in RPO gross margin. Operating income was $0.9 million for the year ended December 31, 2014, as compared to $1.4 million for 2013.
For the year ended December 31, 2013, EBITDA loss was $0.7 million, or 1.4% of revenue, as compared to a loss of $1.1 million, or 1.9% of revenue, for 2012. The increase in EBITDA was due to lower gross margin and business reorganization expenses in 2012. Operating income was $1.4 million for the year ended December 31, 2013, as compared to $1.3 million for 2012.
The difference between operating income and EBITDA (loss) for the years ended December 31, 2014, 2013 and 2012 was principally due to the inclusion of corporate management fees and depreciation in the determination of operating income.

Hudson Asia Pacific (constant currency)
Revenue

	Year Ended December 31,
	2014	2013	Change in amount	Change in %	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Revenue	$246.9	$222.4	$24.4	11.0%	$262.0	$(39.6)	(15.1)%

For the year ended December 31, 2014, contracting revenue, permanent recruitment revenue and talent management revenue increased $13.8 million, $8.0 million and $3.4 million, or 8.8%, 15.5% and 26.5%, respectively, as compared to 2013. The Company's RPO practice was a key factor to the growth of revenue in this region, which increased $27.4 million, or 77.44%, primarily led by the growth in Australia. In Australia, contracting revenue, permanent recruitment revenue and talent management revenue increased $18.8 million, $3.7 million and $3.6 million, or 15.3%, 14.8% and 35.0%, respectively, as compared to 2013. In China, permanent recruitment revenue increased $5.1 million, or 34.9%, primarily from the accounting and finance, sales and marketing and RPO practices.

For the year ended December 31, 2013, contracting and permanent recruitment revenue decreased $19.3 million and $18.0 million, or 11.0% and 25.8%, respectively, compared to 2012. The revenue decline in Asia Pacific was primarily in Australia, where contracting and permanent recruitment revenue declined $19.2 million and $10.2 million, or 13.5% and 28.9%, respectively. The softening of the economic growth in China caused a reduction in the demand in the mining & resources and the industrial & manufacturing sectors, which was primarily responsible for Australia’s revenue decline. Partially offsetting these declines was RPO in Australia, which recorded an increase in contracting revenue of $11.3 million (over 100% growth). In Asia, revenue decreased $6.7 million, or 20.4%, for the year ended December 31, 2013, as compared to 2012, primarily from Mainland China and Singapore and resulted from declining economic conditions in the region.

Gross margin

	Year Ended December 31,
	2014	2013	Change in amount	Change in %	2012	Change in amount	Change in %
	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Gross margin	$93.0	$83.8	$9.2	11.0%	$108.5	$(24.7)	(22.7)%
Gross margin as a percentage of revenue	37.7%	37.7%	N/A	N/A	41.4%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	12.6%	14.1%	N/A	N/A	15.5%	N/A	N/A

For the year ended December 31, 2014, permanent recruitment and talent management gross margins increased $8.0 million and $2.0 million, or 15.6% and 20.1%, respectively, as compared to 2013. Australia and China accounted for the majority of the increase in gross margins, which increased by $6.2 million and $5.1 million, respectively, partially offset by declines in New Zealand and Singapore. Contracting gross margin, as a percentage of revenue, was 12.6%, as compared to 14.1% for 2013. The decline in gross margin as a percentage of revenue resulted from lower margin high-volume temporary contracting business from the RPO practice. Total gross margin, as a percentage of revenue, remained flat at 37.7%, as compared 2013.

For the year ended December 31, 2013, permanent recruitment and contracting gross margins decreased $18.1 million and $5.2 million, or 26.1% and 19.1%, respectively, as compared to 2012. Australia accounted for the majority of the decrease in gross margins with permanent recruitment declining by $10.3 million, or 29.5%, and contracting declining by $4.8 million, or 22.1%. Contracting gross margin, as a percentage of revenue, was 14.1%, as compared to 15.5% in 2012. The decline in gross margin as a percentage of revenue resulted from a greater proportion of RPO contracting revenue, which generally has lower margins. Total gross margin, as a percentage of revenue, was 37.7%, as compared to 41.4% for 2012. The lower gross margin percentage was attributable to a decline in permanent recruitment revenue.

SG&A and Non-Op

	Year Ended December 31,
	2014	2013	Change in amount	Change in %	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$92.1	$85.6	$6.5	7.6%	$102.2	$(16.6)	(16.3)%
SG&A and Non-Op as a percentage of revenue	37.3%	38.5%	N/A	N/A	39.0%	N/A	N/A

For the year ended December 31, 2014, SG&A and Non-Op increased $6.5 million, or 7.6%, as compared to 2013, primarily due to higher average consultant headcount (up 18%) as well as higher commission paid to consultants for higher gross margin. SG&A and Non-Op, as a percentage of revenue, was 37.3% for 2014, as compared to 38.5% for 2013. The reductions in SG&A and Non-Op, as a percentage of revenue, were principally due to an increase in revenue as well as cost savings from recent reorganization actions.

For the year ended December 31, 2013, SG&A and Non-Op decreased $16.6 million, or 16.3%, as compared to 2012. Lower commissions paid as a result of the decrease in gross margin, decreased headcount and reduced corporate management fees resulted in an overall decrease in SG&A and Non-Op for the year ended December 31, 2013 as compared to 2012. SG&A and Non-Op, as a percentage of revenue, was 38.5% and remained largely consistent as compared to 39.0% in 2012.

Business reorganization expenses

For the year ended December 31, 2014, business reorganization expenses were $1.3 million, as compared to $0.9 million for 2013 and $1.2 million for 2012. The business reorganization expenses incurred in the current year were primarily related to a change-in-estimate for office space optimization in Australia and employee termination costs for integration of back-office support functions in Asia. Business reorganization expenses incurred in 2013 and 2012 were primarily for employee termination benefits related to the reduction of back-office support functions and lease exit costs to eliminate excess real estate.

Operating Income and EBITDA

	Year Ended December 31,
	2014	2013	Change in amount	Change in %	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Operating income (loss):	$(3.0)	$(5.5)	$2.5	(a)	$7.5	$(13.0)	(173.6)%
EBITDA (loss)	$(0.9)	$(3.1)	$2.2	(a)	$5.0	$(8.0)	(161.3)%
EBITDA as a percentage of revenue	(0.4)%	(1.4)%	N/A	N/A	1.9%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.

For the year ended December 31, 2014, EBITDA loss was $0.9 million, or 0.4% of revenue, as compared to EBITDA loss of $3.1 million, or 1.4% of revenue, for 2013. The decrease in EBITDA loss for the year ended December 31, 2014 was principally due to higher revenue. Operating loss for the year ended December 31, 2014 was $3.0 million, as compared to operating loss of $5.5 million for 2013.
For the year ended December 31, 2013, EBITDA loss was $3.1 million, or 1.4% of revenue, as compared to EBITDA of $5.0 million, or 1.9% of revenue, for 2012. The decrease in EBITDA for the year ended December 31, 2013 was principally due to the decline in gross margin. Operating loss for the year ended December 31, 2013 was $5.5 million, as compared to operating income of $7.5 million for 2012.
The difference between operating income (loss) and EBITDA (loss) for the years ended December 31, 2014, 2013 and 2012 was principally due to the inclusion of corporate management fees and depreciation in the determination of operating income (loss).

Hudson Europe (constant currency)
Revenue

	Year Ended December 31,
	2014	2013	Change in amount	Change in %	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Revenue	$284.2	$287.1	$(2.9)	(1.0)%	$318.6	$(31.6)	(9.9)%

For the year ended December 31, 2014, contracting revenue decreased $8.1 million, or 3.9%, partially offset by increases in permanent recruitment and talent management revenue of $2.8 million and $1.9 million, 5.4% and 7.5%, respectively, as compared to 2013. The decline in contracting revenue was primarily from the U.K., which decreased $8.5 million, or 5.4%, as compared to 2013. The overall decrease in revenue in the U.K. resulted primarily from declines in the banking & financial services sector. In Continental Europe, total revenue increased $5.5 million, or 5.7%, as compared to 2013 primarily due to increases in talent management and permanent recruitment revenue. Talent management and permanent recruitment revenue increased $2.6 million and $2.2 million, or 11.9% and 9.3%, respectively. The growth in talent management revenue occurred primarily in Belgium from customers in the public sector and manufacturing sector. The growth in permanent recruitment revenue occurred primarily in Belgium, led by practices in sales and marketing, engineering and industrial, and I.T. as well as in Spain, led by customers in the health sector .

For the year ended December 31, 2013, contracting, permanent recruitment and talent management revenue decreased $16.8 million, $8.6 million and $4.6 million, or 7.5%, 14.2% and 15.3%, respectively, as compared to 2012. In the U.K., contracting and permanent recruitment revenue declined $15.2 million and $3.1 million, or 8.8% and 9.8%, respectively, as compared to 2012. The overall decrease in revenue in the U.K. resulted from declines in the legal and banking & financial services sectors, partially offset by an increase in transportation and the government & public sectors. In Continental Europe, total revenue declined $11.7 million or, 10.7%, as compared to 2012. Permanent recruitment, talent management and contracting revenue declined $5.4 million, $3.5 million and $1.6 million, or 18.8%, 13.7% and 3.0%, respectively. The decline in permanent recruitment and talent management revenue occurred in France, Belgium and the Central Eastern Europe ("CEE") markets. The decline in France was principally related to a management reorganization. The decline in the CEE markets resulted largely from weaker economic conditions. Belgium accounted for the entire decline in contracting revenue, which was partially offset by an increase in the Netherlands where the engineering & industrial practice experienced growth.
Gross margin

	Year Ended December 31,
	2014	2013	Change in amount	Change in %	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Gross margin	$109.1	$105.7	$3.4	3.2%	$122.1	$(16.4)	(13.4)%
Gross margin as a percentage of revenue	38.4%	36.8%	N/A	N/A	38.3%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	16.2%	16.0%	N/A	N/A	16.4%	N/A	N/A

For the year ended December 31, 2014, permanent recruitment and talent management gross margins increased $2.7 million and $1.8 million, or 5.3% and 7.9%, respectively, as compared to 2013. In the U.K., permanent recruitment gross margin increased $0.9 million, or 0.8%, for the year ended December 31, 2014, as compared to 2013. In Continental Europe, talent management and permanent recruitment gross margins increased $2.0 million and $1.7 million, or 9.8% and 7.6%, respectively, as compared to 2013. The increases in permanent recruitment and talent management gross margins were attributable to the same factors as described above for revenue from Belgium and Spain. Contracting gross margin, as a percentage of revenue, remained consistent at 16.2% for the year ended December 31, 2014, as compared to 16.0% for 2013. Total gross margin, as a percentage of revenue, was 38.4% for the year ended December 31, 2014, as compared to 36.8% for 2013. The improvement in total gross margin, as a percentage of revenue, was primarily related to a greater proportional increase in permanent recruitment and talent management gross margins in 2014.

For the year ended December 31, 2013, permanent recruitment and contracting gross margins decreased $7.9 million and $3.5 million, or 13.6% and 9.6%, respectively, as compared to 2012. In the U.K., contracting and permanent recruitment gross margins declined $3.3 million and $2.3 million, or 12.9% and 7.9%, respectively, for the year ended December 31, 2013, as compared to 2012. In Continental Europe, permanent recruitment and talent management gross margins decreased $5.4 million and $3.3 million, or 19.2% and 13.8%, respectively, as compared to 2012. The decreases in permanent recruitment and talent management gross margins were attributable to the same factors as described above for revenue. Contracting gross margin, as a percentage of revenue, was 16.0% for the year ended December 31, 2013, as compared to 16.4% for 2012. Total gross margin, as a percentage of revenue, was 36.8% for the year ended December 31, 2013, as compared to 38.3% for 2012. The change in total gross margin, as a percentage of revenue, was primarily related to a greater proportional decrease in permanent recruitment gross margin in 2013.
SG&A and Non-Op

	Year Ended December 31,
	2014	2013	Change in amount	Change in %	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
SG&A and Non-Op	$108.6	$110.7	$(2.1)	(1.9)%	$121.7	$(11.0)	(9.0)%
SG&A and Non-Op as a percentage of revenue	38.2%	38.6%	N/A	N/A	38.2%	N/A	N/A

For the year ended December 31, 2014, SG&A and Non-Op decreased by $2.1 million, or 1.9%, as compared to 2013. The decrease primarily resulted from reduced real estate costs in Continental Europe as well as lower staff compensation costs. SG&A and Non-Op, as a percentage of revenue, was 38.2% for 2014 and remained largely consistent as compared to 38.6% for 2013.

For the year ended December 31, 2013, SG&A and Non-Op decreased $11.0 million, or 9.0%, as compared to 2012. Lower gross margin-related and support staff compensation resulting from previous streamlining actions as well as reduced real estate costs accounted for the decrease in SG&A and Non-Op for 2013 as compared to 2012. The lower SG&A and Non-Op expenses offset 67.1% of the decline in gross margin for 2013. SG&A and Non-Op, as a percentage of revenue, was 38.6% for the year ended December 31, 2013, as compared to 38.2% for 2011.

Business reorganization expenses

For the year ended December 31, 2014, business reorganization expenses were $1.4 million, as compared to $3.3 million and $5.3 million for the same periods in 2013 and 2012, respectively. Current year's business reorganization expenses were attributable to employee termination costs primarily in Belgium, the Netherlands, France and the U.K. Business reorganization expenses in 2013 and 2012 were principally attributable to employee termination benefits and lease exit costs in France and Belgium.

Operating Income and EBITDA

	Year Ended December 31,
	2014	2013	Change in amount	Change in %	2012	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Operating income (loss):	$3.1	$(5.2)	$8.3	(a)	$(0.3)	$(4.9)	1,717.0%
EBITDA (loss)	$(1.2)	$(9.3)	$8.1	(a)	$(4.9)	$(4.4)	(a)
EBITDA (loss) as a percentage of revenue	(0.4)%	(3.2)%	N/A	N/A	(1.5)%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.

 For the year ended December 31, 2014, EBITDA loss was $1.2 million, or 0.4% of revenue, as compared to EBITDA loss of $9.3 million, or 3.2% of revenue, for 2013. The decrease in EBITDA loss for the year ended December 31, 2014 was principally due to higher gross margin and lower costs related to reorganization initiatives. Operating income was $3.1 million for the year ended December 31, 2014, as compared to operating loss of $5.2 million for 2013.
For the year ended December 31, 2013, EBITDA loss was $9.3 million, or 3.2% of revenue, as compared to EBITDA loss of $4.9 million, or 1.5% of revenue, for 2012. The increase in EBITDA loss for the year ended December 31, 2013 was principally due to the decline in gross margin and impairment of long-lived assets in the U.K. and Belgium in 2013. Operating loss was $5.2 million for the year ended December 31, 2013, as compared to operating loss of $0.3 million for 2012.
The difference between operating income (loss) and EBITDA loss for the years ended December 31, 2014, 2013 and 2012 was principally due to the inclusion of corporate management fees and depreciation in the determination of operating income (loss).
The following are discussed in reported currency

Corporate expenses, net of corporate management fee allocations

Corporate expenses were $8.8 million for the year ended December 31, 2014, as compared to $6.5 million for 2013, an increase of $2.3 million. The increase was principally due to costs incurred in the current year in connection with the proxy contest for the Company's 2014 annual meeting of stockholders and organizational strategy review of approximately $1.4 million, as well as higher support staff bonus costs. The increases were offset by reductions in support staff salary costs and discretionary expenses as a result of cost savings initiatives completed during 2014. For the year ended December 31, 2013, corporate expenses were $6.5 million, as compared to $3.3 million for 2012, an increase of $3.3 million. The increase was principally due to lower management fee allocations to the reportable segments in 2013 and compensation-related costs incurred in connection with the replacement of the Company's Chief Financial Officer in 2013.

For the years ended December 31, 2014, 2013 and 2012, business reorganization expenses were $1.0 million, 0.8 million and $0.4 million, respectively, and primarily consisted of employee termination benefits.

Depreciation and Amortization Expense

Depreciation and amortization expense remained consistent at $5.6 million, $5.9 million and $6.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Interest Expense

Interest expense remained consistent and was $0.7 million for the year ended December 31, 2014, as compared to $0.6 million and $0.6 million for 2013 and 2012, respectively.

Provision for (Benefit from) Income Taxes

The benefit from income taxes for the year ended December 31, 2014 was $2.2 million on $17.9 million of pre-tax loss, as compared to a provision for income taxes of $3.3 million on $26.9 million of pre-tax loss for 2013. The effective tax rate for the year ended December 31, 2014 was 12.0%, as compared to negative 12.1% for 2013. The change in the Company's effective tax rate for the year ended December 31, 2014 as compared to 2013 was primarily attributable to the Company's current year result with lesser expense for establishment of a valuation reserve for the Company's deferred tax assets in certain foreign jurisdictions. The effective tax rate differed from the U.S. Federal statutory rate of 35% due to the inability to recognize tax benefits on losses, state taxes, non-deductible expenses such as certain acquisition related payments, variations from the U.S. Federal statutory rate in foreign jurisdictions and taxes on repatriations of foreign profits.

The provision for income taxes for the year ended December 31, 2013 was $3.3 million on $26.9 million of pre-tax income, as compared to a benefit from income taxes of $3.1 million on a $10.3 million pre-tax loss for 2012. The effective tax rate for the year ended December 31, 2013 was negative 12.1%, as compared to 30.1% for 2012. The change in the Company's effective tax rate for the year ended December 31, 2013 as compared to 2012 was primarily attributable to the Company's inability to benefit from losses in certain foreign jurisdictions in the current year and the establishment of a valuation reserve for the Company's deferred tax assets in certain foreign jurisdictions. The effective tax rate differed from the U.S.Federal statutory rate of 35% primarily due to an increase in the valuation allowance for deferred tax assets and the Company's inability to recognize tax benefits on net losses in certain foreign jurisdictions, state taxes, withholding taxes, non-deductible expenses, and foreign tax rates that vary from the U.S. Federal statutory rate.

Income (Loss) from Discontinued Operations

Income from discontinued operations was $2.6 million for the year ended December 31, 2014, as compared to loss from discontinued operations of $0.2 million for 2013 and income from discontinued operations of $1.9 million in 2012. The current year result included a $11.3 million gain from the sale of the Legal eDiscovery business. The decrease in income from discontinued operations in 2014, excluding the effect of the $11.3 million gain from sale of the Legal eDiscovery business, were primarily due to the Legal eDiscovery business.

Net Income (Loss)

Net loss was $13.2 million for the year ended December 31, 2014, as compared $30.4 million for 2013, a decrease in net loss of $17.2 million. Basic and diluted loss per share were both $0.40 for the year ended December 31, 2014, as compared to basic and diluted loss per share of $0.94 for 2013.

Net loss was $30.4 million for the year ended December 31, 2013, as compared to net loss of $5.3 million for 2012, an increase in net loss of $25.1 million. Basic and diluted loss per share were both $0.94 for the year ended December 31, 2013, as compared to $0.17 for 2012.

Liquidity and Capital Resources
As of December 31, 2014, cash and cash equivalents totaled $34.0 million, as compared to $37.4 million as of December 31, 2013 and $38.7 million as of December 31, 2012. The following table summarizes the cash flow activities for the years ended December 31, 2014, 2013 and 2012:

	For The Year Ended December 31,
(In millions)	2014	2013	2012
Net cash provided by (used in) operating activities	$(17.8)	$2.5	$13.2
Net cash provided by (used in) investing activities	16.7	(2.6)	(8.3)
Net cash provided by (used in) financing activities	(1.3)	(0.5)	(4.3)
Effect of exchange rates on cash and cash equivalents	(1.0)	(0.7)	0.7
Net increase (decrease) in cash and cash equivalents	(3.4)	(1.3)	1.4

Cash Flows from Operating Activities
For the year ended December 31, 2014, net cash used in operating activities was $17.8 million, as compared to net cash provided by operating activities of $2.5 million in 2013, a decrease of net cash provided by operating activities of $20.4 million. The decrease in net cash provided by operating activities resulted principally from an increase in accounts receivable, partially offset by lower net loss for the current year. Net cash used in operating activities from discontinued operations was $10.2 million for the year ended December 31, 2014 as compared to cash provided by operating activities from discontinued operation of $8.3 million in 2013.
For the year ended December 31, 2013, net cash provided by operating activities was $2.5 million, as compared to $13.2 million in 2012, a decrease of $10.6 million. The decrease in net cash provided by operating activities resulted principally from lower net income in the current year, and was partially offset by cash collections from clients. Net cash provided by operating activities from discontinued operations was $8.3 million for the year ended December 31, 2013 as compared to cash used in operating activities from discontinued operations of $0.5 million in 2012.

Cash Flows from Investing Activities
For the year ended December 31, 2014, net cash provided by investing activities was $16.7 million, as compared to net cash used in investing activities of $2.6 million in 2013, an increase in net cash provided by investing activities of $19.3 million. The increase in net cash provided by investing activities was principally related to the proceeds from sale of the Legal eDiscovery business and was partially offset by an increase in capital expenditures, from $2.6 million in 2013 to $5.3 million in 2014. The increase in capital expenditures was primarily due to landlord-funded leasehold improvements in connection with newly-leased properties and costs for upgrading the Company's website for mobile device interfaces.
For the year ended December 31, 2013, net cash used in investing activities was $2.6 million, as compared to $8.3 million in 2012, a decrease of $5.7 million. The decrease in cash net used in investing activities was principally related to the non-recurrence of $3.9 million of landlord-funded leasehold improvements in connection with a newly-leased property in 2012 and reduced spending on new IT projects in 2013.

Cash Flows from Financing Activities
For the year ended December 31, 2014, net cash used in financing activities was $1.3 million, as compared to $0.5 million in 2013, an increase of $0.8 million. The increase in net cash used in financing activities was primarily attributable to net repayments of the Company's credit facilities in 2014 as compared to 2013.
For the year ended December 31, 2013, net cash used in financing activities was $0.5 million, as compared to $4.3 million for 2012, a decrease in net cash used in financing activities of $3.8 million. The decrease in net cash used in financing activities was primarily attributable to lower usage of the Company's credit facilities in 2013 as compared to 2012.

Credit Agreements

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary (“U.K. Borrower”) entered into a receivables finance agreement for an asset-based lending funding facility (the “Lloyds Agreement”) with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, “Lloyds”). The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $23.4 million (£15.0 million). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $18.7 million (£12.0 million) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $4.7 million (£3.0 million) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post tax profits; and (4) at the end of each month, there must be a minimum excess availability of $3.1 million (£2.0 million).
The details of the Lloyds Agreement as of December 31, 2014 were as follows:

(In millions)	December 31, 2014
Borrowing capacity	$9.5
Less: outstanding borrowing	—
Additional borrowing availability	$9.5
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of December 31, 2014.

Loan and Security Agreement with Siena Lending Group LLC

On August 1, 2014, the Company and its U.S. subsidiary (“U.S. Borrower”) entered into a loan and security agreement for a credit facility (the “Siena Agreement”) with Siena Lending Group LLC ("Siena"). The Siena Agreement provides the U.S. Borrower with the ability to borrow up to $10.0 million (subject to a borrowing base and an availability block), including up to $1.0 million for the issuance of letters of credit. After the sale of the Company’s Legal eDiscovery business on November 9, 2014, the aforementioned borrowing limit was reduced to $5.0 million (subject to a borrowing base and an availability block). The availability block was $2.0 million prior to the sale of the Company's Legal eDiscovery business and decreased to $1.0 million after the sale of the Company’s Legal eDiscovery business. The availability block will be eliminated on the date on which the U.S. Borrower notifies Siena that the U.S. Borrower’s Fixed Charge Coverage Ratio is equal to or greater than 1.1x on a trailing six month basis. Extensions of credit are based on borrowing base calculated on a percentage of the eligible accounts receivable less required reserves related to the U.S. operations. The term of the Siena Agreement is three years expiring on August 1, 2017. Borrowings may be made with an interest rate based on a base rate (with a floor of 3.25%) plus 1.75%. The interest rate for letters of credit is 4.5% on face amount of each letter of credit issued and outstanding. Borrowings under the Siena Agreement are secured by substantially all of the assets of the U.S. Borrower.

The Siena Agreement contains various restrictions and covenants including (1) a requirement that the U.S. Borrower maintain a Fixed Charge Coverage Ratio of equal to or greater than 1.1x after the date on which the U.S. Borrower notifies Siena that the U.S. Borrower’s Fixed Charge Coverage Ratio is equal to or greater than 1.1x on a trailing six month basis ; (2) a limit on the payment of dividends by the U.S. Borrower; (3) restrictions on the ability of the U.S. Borrower to incur additional debt, acquire, merge or otherwise change the ownership of the U.S. Borrower; (4) restrictions on investments and acquisitions; and (5) restrictions on dispositions of assets.
The details of the Siena Agreement as of December 31, 2014 were as follows:

(In millions)	December 31, 2014
Borrowing base	$2.9
Less: adjustments to the borrowing base
Minimum availability	(1.0)
Outstanding letters of credits	(0.5)
Adjusted borrowing base	1.4
Less: outstanding borrowing	—
Additional borrowing availability	$1.4
Interest rates on outstanding borrowing	5.00%

The Company was in compliance with all financial covenants under the Siena Agreement as of December 31, 2014.

Credit Agreement with Westpac Banking Corporation

On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a facility agreement with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”). On September 30, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a waiver letter to waive compliance with a financial covenant contained in the facility agreement at the September 30, 2013 and December 31, 2013 testing dates, and on December 19, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a Deed of Variation to the facility agreement to amend certain terms and conditions of the Facility Agreement. On December 2, 2014, the Company and certain Australian and New Zealand subsidiaries entered into a Third Deed of Variation to amend certain terms and conditions of the facility agreement (as amended, the “Facility Agreement”).
The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $8.2 million (AUD10.0 million) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $1.6 million (NZD2.0 million) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $4.1 million (AUD5.0 million) (“Tranche C”) for the Australian subsidiary.
The Facility Agreement does not have a stated maturity date and can be terminated by Westpac upon 90 days written notice. Borrowings under Tranche A may be made with an interest rate based on the Invoice Finance 30-day Bank Bill Rate (as defined in the Facility Agreement) plus a margin of 1.10%. Borrowings under Tranche B may be made with an interest rate based on the Commercial Lending Rate (as defined in the Facility Agreement) plus a margin of 1.83%. Each of Tranche A and Tranche B bears a fee, payable monthly, equal to 1.50% and 0.96%, respectively, of the size of Westpac’s commitment under such tranche. Borrowings under Tranche C may be made incurring a fee equal to 2.10% of the face value of the financial guarantee requested. Amounts owing under the Facility Agreement are secured by substantially all of the assets of the Australian subsidiary, its Australian parent company and the New Zealand subsidiary (collectively, the “Obligors”) and certain of their subsidiaries.

The details of the Facility Agreement as of December 31, 2014 were as follows:

(In millions)	December 31, 2014
Tranche A:
Borrowing capacity	$8.2
Less: outstanding borrowing	—
Additional borrowing availability	$8.2
Interest rates on outstanding borrowing	4.78%
Tranche B:
Borrowing capacity	$1.6
Less: outstanding borrowing	—
Additional borrowing availability	$1.6
Interest rates on outstanding borrowing	8.28%
Tranche C:
Borrowing capacity	$4.1
Less: outstanding borrowing	(2.5)
Additional borrowing availability	$1.6
Interest rates on outstanding borrowing	2.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) not less than the higher of 85% of the Tangible Net Worth (as defined in the Facility Agreement) of the last day of the previous calendar quarter and $14.3 million (AUD17.5 million); (2) a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x at all other testing dates thereafter; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries.

The Company was in compliance with all financial covenants under the Facility Agreement as of December 31, 2014.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, and Singapore. As of December 31, 2014, the Netherlands subsidiary could borrow up to $1.8 million (€1.5 million) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary had a $1.2 million (€1 million) overdraft facility as of December 31, 2014. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one month EURIBOR plus a margin, and were 2.52% as of December 31, 2014. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.4 million (SGD0.5 million) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus 1.75%, which was 6.00% on December 31, 2014. The Singapore overdraft facility expires annually each August but can be renewed for one year periods at that time. The outstanding borrowings under the Netherlands, Belgium, and Singapore lending agreements were none as of December 31, 2014.
The average monthly outstanding borrowings for the credit agreements above was $4.6 million for the year ended December 31, 2014. The weighted average interest rate on all outstanding borrowings for the year ended December 31, 2014 was 3.95%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and for other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

Liquidity Outlook

As of December 31, 2014, the Company had cash and cash equivalents on hand of $34.0 million supplemented by additional borrowing availability of $1.4 million under the Siena Agreement and $22.6 million of additional borrowing availability under the Lloyds Agreement, the Facility Agreement and other lending arrangements in Belgium, the Netherlands and Singapore. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of December 31, 2014. The Company's near-term cash requirements during 2015 are primarily related to funding operations, restructuring actions and capital expenditures. For 2015, the Company expects to make capital expenditures of approximately $3.0 million to $4.0 million and payments in connection with current restructuring actions of approximately $5.0 million to $6.0 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.
As of December 31, 2014, $8.1 million of the Company's cash and cash equivalents noted above was held in the United States and the remainder was held internationally, primarily in Australia ($8.1 million), the United Kingdom ($7.3 million), Mainland China ($2.5 million), Belgium ($1.9 million) and the Netherlands ($1.7 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision.  In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds.  The Company has not provided for U.S. Federal income or foreign withholding taxes on these undistributed foreign earnings because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. It is not practicable to determine the amount of tax associated with such undistributed earnings.
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

Off-Balance Sheet Arrangements.

As of December 31, 2014, the Company had no off-balance sheet arrangements.

Contractual Obligations.

The Company has entered into various commitments that will affect its cash generation capabilities going forward. Specifically, it has entered into a number of non-cancelable operating leases for facilities and equipment worldwide. Future contractual obligations as of December 31, 2014 were as follows (dollars in thousands) (commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2014):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligation					Total
Operating lease obligations	$19,221	$28,369	$18,434	$6,211	$72,235
Capital lease obligations	77	348	—	—	425
Other purchase obligations	2,123	1,042	—	—	3,165
Other long term liabilities (a)
Reorganization expenses	5,246	595	—	—	5,841
Total	$26,667	$30,354	$18,434	$6,211	$81,666

a.
The Company's non-current liabilities of $12.4 million in the Consolidated Balance Sheet as of December 31, 2014 are primarily comprised of income taxes, unrecognized tax benefits, deferred rent, and other various accruals. As the timing and/or amounts of any cash payment is uncertain, the related amounts have not been reflected in the table above. Reorganization expenses above included both continuing operations and discontinued operations initiatives.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.4 million and $0.7 million as of December 31, 2014 and 2013, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Revenue Recognition

The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Temporary contracting revenue is reported on a gross basis when the Company acts as the principal in the transaction and is at risk for collection in accordance with ASC 605-45, “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent." The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.

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

ASC 605-45-50-3 and ASC 605-45-50-4, “Taxes Collected from Customers and Remitted to Governmental Authorities,”
provide that the presentation of taxes on either a gross basis (included in revenue and expense) or net basis (excluded from revenue) is an accounting policy decision. The Company collects various taxes assessed by governmental authorities and records these amounts on a net basis.

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

Income Taxes

We account for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes.” This standard establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities. It requires an asset and liability approach for financial accounting and reporting of income taxes.

The calculation of net deferred tax assets assumes sufficient future earnings for the realization of such assets as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time. See Note 6 to the Consolidated Financial Statements for further information regarding deferred tax assets and valuation allowance.

ASC 740-10-55-3, “Recognition and Measurement of Tax Positions - a Two Step Process,” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In addition, ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

The Company's unrecognized tax benefits, if recognized in the future, would affect the annual effective income tax rate. See Note 6 to the Consolidated Financial Statements for further information regarding unrecognized tax benefits. We elected to continue our historical practice of classifying applicable interest and penalties as a component of the provision for income taxes.

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

Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision. The Company has not provided for Federal income or foreign withholding taxes on these undistributed foreign earnings because a distribution of these foreign earnings with a material incremental tax provision is unlikely to occur in the foreseeable future. It is not practicable to determine the amount of tax associated with such undistributed earnings.

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

Goodwill

Under ASC 350-20-35, “Intangibles-Goodwill and Other, Goodwill Subsequent Measurement," the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value.

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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, "Compensation - Stock Compensation." The Company determines the fair value as of the grant date. Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain complex and subjective assumptions, including the expected life of the stock compensation award and the Company’s Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the rate of employee forfeitures and the likelihood of achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock compensation expense could be materially different from what has been recorded in the current period.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"), to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 also provides guidance for related footnote disclosures. ASU 2014-15 is effective for the Company beginning on January 1, 2016 with early adoption permitted. The Company does not believe the impact of its pending adoption of ASU 2014-15 on the Company's consolidated financial statements will be material.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, "Compensation - Stock Compensation," as it relates to such awards. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. Accordingly, the standard is effective for the Company beginning on January 1, 2016. The Company does not believe the impact of its pending adoption of ASU 2014-12 on the Company's consolidated financial statements will be material.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, ASU 2014-09 is effective for the Company beginning on January 1, 2017. The Company is currently evaluating the impact that adopting ASU 2014-09 will have on the Company's financial condition, results of operations, and disclosures.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU No. 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Accordingly, the standard was effective for the Company beginning on January 1, 2015. The Company is currently reviewing the requirements of ASU 2014-08, which will only impact the Company's financial statements upon the occurrence of a future disposal transaction within its scope.
There have been no other new accounting pronouncements not yet effective that have significance, or potential significance, to the Company's Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company's ability to successfully execute its strategic initiatives, (3) risks related to fluctuations in the Company’s operating results from quarter to quarter, (4) the ability of clients to terminate their relationship with the Company at any time, (5) competition in the Company’s markets, (6) the negative cash flows and operating losses that the Company has experienced in recent periods and may experience from time to time in the future, (7) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (8) risks associated with the Company’s investment strategy, (9) risks related to international operations, including foreign currency fluctuations, (10) the Company’s dependence on key management personnel, (11) the Company’s ability to attract and retain highly-skilled professionals, (12) the Company’s ability to collect its accounts receivable, (13) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (14) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (15) risks related to providing uninterrupted service to clients, (16) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (17) the Company’s ability to utilize net operating loss carry-forwards, (18) volatility of the Company’s stock price, (19) the impact of government regulations, and (20) risks related to activist stockholders. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2014, the Company earned approximately 91% of its gross margin outside the United States (“U.S.”), and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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
As more fully described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has credit agreements with Lloyds, Siena, Westpac Banking Corporation and other credit agreements with lenders in the Netherlands, Belgium, and Singapore. The Company does not hedge the interest risk on borrowings under the credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 using the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management believes that, as of December 31, 2014, the Company's internal control over financial reporting was effective based on those criteria.

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

We have audited the accompanying consolidated balance sheets of Hudson Global, Inc. and subsidiaries (Hudson Global, Inc.) as of December 31, 2014 and 2013, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules included in Item 15 of Form 10-K. These consolidated financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Global, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hudson Global, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 26, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hudson Global, Inc.:
We have audited Hudson Global Inc.'s and subsidiaries (Hudson Global, Inc.) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Global, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Hudson Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Global, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 26, 2015

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue	$581,192	$562,572	$655,875
Direct costs	358,347	353,143	398,082
Gross margin	222,845	209,429	257,793
Operating expenses:
Salaries and related	176,718	169,923	193,906
Office and general	48,131	49,238	54,617
Marketing and promotion	5,472	4,722	5,876
Depreciation and amortization	5,559	5,922	5,982
Business reorganization expenses	3,789	5,440	7,506
Impairment of long-lived assets	662	1,336	—
Total operating expenses	240,331	236,581	267,887
Operating income (loss)	(17,486)	(27,152)	(10,094)
Non-operating income (expense):
Interest income (expense), net	(661)	(554)	(561)
Other income (expense), net	202	759	324
Income (loss) from continuing operations before provision for income taxes	(17,945)	(26,947)	(10,331)
Provision for (benefit from) income taxes from continuing operations	(2,159)	3,264	(3,109)
Income (loss) from continuing operations	$(15,786)	$(30,211)	$(7,222)
Income (loss) from discontinued operations, net of income taxes	2,592	(184)	1,887
Net income (loss)	(13,194)	(30,395)	(5,335)
Earnings (loss) per share:
Basic and diluted
Income (loss) from continuing operations	$(0.48)	$(0.93)	$(0.22)
Income (loss) from discontinued operations	$0.08	$(0.01)	$0.05
Net income (loss)	$(0.40)	$(0.94)	$(0.17)
Weighted-average shares outstanding:
Basic and diluted	32,843	32,493	32,600
Comprehensive income (loss):
Net income (loss)	$(13,194)	$(30,395)	$(5,335)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	(3,718)	(3,623)	2,169
Defined benefit pension plans - unrecognized net actuarial gain (loss) and prior service costs (credit), net of income taxes	158	260	(290)
Total other comprehensive income (loss), net of income taxes	(3,560)	(3,363)	1,879
Comprehensive income (loss)	$(16,754)	$(33,758)	$(3,456)

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$33,989	$37,378
Accounts receivable, less allowance for doubtful accounts of $986 and $1,041, respectively	74,079	76,467
Prepaid and other	9,604	7,960
Current assets of discontinued operations	1,249	12,518
Total current assets	118,921	134,323
Property and equipment, net	9,840	11,989
Deferred tax assets, non-current	5,648	7,124
Other assets	5,263	5,393
Total assets	$139,672	$158,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,371	$8,899
Accrued expenses and other current liabilities	54,065	51,917
Short-term borrowings	—	476
Accrued business reorganization expenses	3,169	3,275
Current liabilities of discontinued operations	3,512	5,251
Total current liabilities	67,117	69,818
Deferred rent and tenant improvement contributions	5,899	5,333
Income tax payable, non-current	2,397	3,872
Other non-current liabilities	5,002	5,421
Total liabilities	80,415	84,444
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 33,671 and 33,543 shares, respectively	34	34
Additional paid-in capital	476,689	475,461
Accumulated deficit	(430,616)	(417,422)
Accumulated other comprehensive income	13,613	17,173
Treasury stock, 129 and 211 shares, respectively, at cost	(463)	(861)
Total stockholders’ equity	59,257	74,385
Total liabilities and stockholders' equity	$139,672	$158,829

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(13,194)	$(30,395)	$(5,335)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,835	6,406	6,438
Impairment of long-lived assets	1,129	1,336	—
Provision for (recovery of) doubtful accounts	97	(13)	(149)
Provision for (benefit from) deferred income taxes	(102)	3,140	(310)
Stock-based compensation	1,325	2,090	2,574
Gains on sale of assets	(11,333)	—	(558)
Other, net	354	562	481
Changes in assets and liabilities, net of effect of dispositions:
Decrease (increase) in accounts receivable	(7,117)	19,442	27,144
Decrease (increase) in prepaid and other assets	(1,731)	1,227	3,448
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,213	(2,100)	(22,452)
Increase (decrease) in accrued business reorganization expenses	2,684	818	1,878
Net cash provided by (used in) operating activities	(17,840)	2,513	13,159
Cash flows from investing activities:
Capital expenditures	(5,346)	(2,557)	(8,647)
Proceeds from sale of assets, net of disposal costs	22,077	—	375
Net cash provided by (used in) investing activities	16,731	(2,557)	(8,272)
Cash flows from financing activities:
Borrowings under credit agreements	133,030	17,314	74,534
Repayments under credit agreements	(133,194)	(16,856)	(77,765)
Repayment of capital lease obligations	(500)	(467)	(443)
Payments for deferred financing costs	(454)	—	—
Purchase of restricted stock from employees	(138)	(488)	(600)
Net cash provided by (used in) financing activities	(1,256)	(497)	(4,274)
Effect of exchange rates on cash and cash equivalents	(1,024)	(734)	738
Net increase (decrease) in cash and cash equivalents	(3,389)	(1,275)	1,351
Cash and cash equivalents, beginning of the period	37,378	38,653	37,302
Cash and cash equivalents, end of the period	$33,989	$37,378	$38,653
Supplemental disclosures of cash flow information:
Cash payments during the period for interest	$442	$235	$333
Cash payments during the period for income taxes, net of refunds	$970	$1,047	$2,985

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at January 1, 2012	32,697	$33	$470,786	$(381,692)	$18,657	$(427)	$107,357
Net income (loss)	—	—	—	(5,335)	—	—	(5,335)
Other comprehensive income (loss), translation adjustments	—	—	—	—	2,169	—	2,169
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	(290)	—	(290)
Purchase of restricted stock from employees	(124)	—	—	—	—	(600)	(600)
Issuance of shares for 401(k) plan contribution	124	—	12	—	—	654	666
Stock-based compensation	324	—	2,574	—	—	—	2,574
Balance at December 31, 2012	33,021	$33	$473,372	$(387,027)	$20,536	$(373)	$106,541
Net income (loss)	—	—	—	(30,395)	—	—	(30,395)
Other comprehensive income (loss), translation adjustments	—	—	—	—	(3,623)	—	(3,623)
Other comprehensive income (loss), translation adjustments	—	—	—	—	260	—	260
Purchase of restricted stock from employees	(132)	—	—	—	—	(488)	(488)
Issuance of shares for 401(k) plan contribution	—	—	—	—	—	—	—
Stock-based compensation	443	1	2,089	—	—	—	2,090
Balance at December 31, 2013	33,332	$34	$475,461	$(417,422)	$17,173	$(861)	$74,385
Net income (loss)	—	—	—	(13,194)	—	—	(13,194)
Other comprehensive income (loss), translation adjustments	—	—	—	—	(3,718)	—	(3,718)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	158	—	158
Purchase of restricted stock from employees	(36)	—	—	—	—	(129)	(129)
Issuance of shares for 401(k) plan contribution	118	—	(97)	—	—	527	430
Stock-based compensation	128	—	1,325	—	—	—	1,325
Balance at December 31, 2014	33,542	$34	$476,689	$(430,616)	$13,613	$(463)	$59,257

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS
Hudson Global, Inc. and its subsidiaries (the “Company”) are comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe (“Hudson regional businesses” or “Hudson”). The Company provides specialized professional-level recruitment and related talent solutions worldwide. The Company’s core service offerings include Permanent Recruitment, Temporary Contracting, Recruitment Process Outsourcing (“RPO”) and Talent Management Solutions. As of December 31, 2014, the Company had approximately 1,800 employees operating in 18 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe.

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
Certain prior year amounts have been reclassified to conform to the current year presentation for discontinued operations. See Note 3 for further details regarding the discontinued operations reclassification.

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

Nature of Business and Credit Risk

The Company's revenue is earned from professional placement services, mid-level employee professional staffing and temporary contracting services and human capital services. These services are provided to a large number of customers in many different industries. The Company operates throughout North America, the United Kingdom, Continental Europe, Australia, New Zealand and Asia. During 2014, no single client accounted for more than 10% of the Company's total revenue. As of December 31, 2014, no single client accounted for more than 10% of the Company's outstanding accounts receivable.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral. The Company has not experienced significant losses related to receivables.

Revenue Recognition

The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Temporary contracting revenue is reported on a gross basis when the Company acts as the principal in the transaction and is at risk for collection in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 605-45, “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company's revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.

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

ASC 605-45-50-3 and ASC 605-45-50-4, “Taxes Collected from Customers and Remitted to Governmental Authorities,” provide that the presentation of taxes on either a gross basis (included in revenue and expense) or net basis (excluded from revenue) is an accounting policy decision. The Company collects various taxes assessed by governmental authorities and records these amounts on a net basis.

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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, "Compensation - Stock Compensation." The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company records stock-based compensation expense net of estimated forfeitures. The Company estimates its forfeiture rate based on historical data such as stock option exercise activities and employee termination patterns. The Company analyzed its historical forfeiture rate, the remaining lives of unvested awards and the amount of vested awards as a percentage of total awards outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what was recorded in the current periods.

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

The calculation of net deferred tax assets assumes sufficient future earnings for the realization of such assets as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time. See Note 6 to the Consolidated Financial Statements for further information regarding deferred tax assets and valuation allowance.

ASC 740-10-55-3, “Recognition and Measurement of Tax Positions - a Two Step Process,” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. The Company provides tax reserves for U.S. Federal, state and local and international unrecognized tax benefits for all periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized. Although the outcome related to these exposures is uncertain, in management's opinion, adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures. In certain circumstances, the ultimate outcome for exposures and risks involve significant uncertainties which render them inestimable. If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have material impact on the Company's results of operations.

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

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with ASC 350-40, “Intangibles Goodwill and Other: Internal-Use Software.” Costs incurred during the application-development stage for software purchased and further customized by outside vendors for the Company's use and software developed by a vendor for the Company's proprietary use have been capitalized. Costs incurred for the Company's own personnel who are directly associated with software development are capitalized as appropriate. Capitalized software costs are included in property and equipment.

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

Goodwill

ASC 350-20-35,“Intangibles-Goodwill and Other, Goodwill Subsequent Measurement,” requires that goodwill not be amortized but be tested for impairment on an annual basis, or more frequently if circumstances warrant. The Company tests goodwill for impairment annually as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value. Per the provisions of ASC 350, the Company elects to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the qualitative assessment, the Company considers events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and the trend of cash flows, other relevant company-specific events and the ''cushion'' between a reporting unit's fair value and carrying amount in the recent fair value calculation. If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company's reporting units are the components within the reportable segments identified in Note 17.

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

NOTE 3 – DISCONTINUED OPERATIONS

Effective November 9, 2014, the Company completed the sale of substantially all of the assets and certain liabilities of its Legal eDiscovery business in the U.S and U.K. to Document Technologies, LLC and DTI of London Limited for $23,000 in cash, and recorded a gain of $11,333 in connection with the sale excluding customary working capital adjustments. Based on the terms of the asset purchase agreement, the Company will not have any significant continuing involvement in the operations of the Legal eDiscovery business after the disposal transaction. The Company expects that continuing cash flows will be eliminated within one year. In addition, the Company ceased operations in Sweden, which were included within the Hudson Europe segment, during the third quarter of 2014.

The Company concluded that the divestiture of the Legal eDiscovery business and the cessation of operations in Sweden meet the criteria for discontinued operations set forth in ASC No. 205, "Presentation of Financial Statements." The Company reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations and from segment results for all periods presented.

The carrying amounts of the major classes of assets and liabilities from the Legal eDiscovery business and Sweden operations included as part of the discontinued operations were as follows:

	December 31, 2014			December 31, 2013
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Accounts receivable, net	$—	$—	$—	$9,143	$291	$9,434
Property and equipment, net	—	—	—	1,835	—	1,835
Other assets (a)	1,156	93	1,249	1,010	239	1,249
Total assets	$1,156	$93	$1,249	$11,988	$530	$12,518
Total liabilities	$3,297	$215	$3,512	$4,159	$1,092	$5,251

a.	As of December 31, 2014, other assets from Legal eDiscovery consisted primarily of estimated customary working capital adjustments in connection with the sale of the Legal eDiscovery business.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Reported results for the discontinued operations by period were as follows:

	For The Year Ended December 31,
	2014
	eDiscovery	Sweden	Total
Revenue	$54,620	$1,513	$56,133
Gross margin	9,227	864	10,091
Reorganization expenses (a)	2,861	416	3,277
Impairment charges (b)	467	—	467
Operating income (loss), excluding gain (loss) from sale of business	(5,491)	(1,087)	(6,578)
Other non-operating income (loss), including interest	(9)	(33)	(42)
Gain (loss) from sale of discontinued operations	11,333	—	11,333
Income (loss) from discontinued operations before income taxes	5,833	(1,120)	4,713
Provision (benefit) for income taxes (c)	2,121	—	2,121
Income (loss) from discontinued operations	$3,712	$(1,120)	$2,592

	For The Year Ended December 31,
	2013
	eDiscovery	Sweden	Total
Revenue	$94,738	$2,817	$97,555
Gross margin	18,257	2,185	20,442
Reorganization expenses	849	432	1,281
Operating income (loss), excluding gain (loss) from sale of business	1,704	(1,312)	392
Other non-operating income (loss), including interest	(46)	—	(46)
Gain (loss) from sale of discontinued operations	—	—	—
Income (loss) from discontinued operations before income taxes	1,658	(1,312)	346
Provision (benefit) for income taxes (c)	530	—	530
Income (loss) from discontinued operations	$1,128	$(1,312)	$(184)

	For The Year Ended December 31,
	2012
	eDiscovery	Sweden	Total
Revenue	$119,644	$2,060	$121,704
Gross margin	25,294	1,778	27,072
Reorganization expenses	130	145	275
Operating income (loss), excluding gain (loss) from sale of business	4,500	(1,046)	3,454
Other non-operating income (loss), including interest	(70)	(72)	(142)
Gain (loss) from sale of discontinued operations	—	—	—
Income (loss) from discontinued operations before income taxes	4,430	(1,118)	3,312
Provision (benefit) for income taxes (c)	1,425	—	1,425
Income (loss) from discontinued operations	$3,005	$(1,118)	$1,887

a.	2014 reorganization activities related to discontinued operations included elimination of 30 positions in the U.S. and Sweden as well as lease termination payments for offices in the U.S. and the U.K.

b.
As a result of the divestiture of the Company's Legal eDiscovery business in the fourth quarter of 2014, the Company recorded impairment charges related to assets no longer in use of $467 in the U.S. and U.K.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

c.
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

NOTE 4 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	For The Year Ended December 31,
	2014
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$408,106	$126,686	$46,400	$581,192
Direct costs (1)	345,586	2,369	10,392	358,347
Gross margin	$62,520	$124,317	$36,008	$222,845

	For The Year Ended December 31,
	2013
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$407,178	$113,301	$42,093	$562,572
Direct costs (1)	341,911	$2,219	9,013	353,143
Gross margin	$65,267	$111,082	$33,080	$209,429

	For The Year Ended December 31,
	2012
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$460,372	$144,412	$51,091	$655,875
Direct costs (1)	383,778	$2,811	11,493	398,082
Gross margin	$76,594	$141,601	$39,598	$257,793

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

NOTE 5 – STOCK-BASED COMPENSATION
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. As of December 31, 2014, there were 2,053,785 shares of the Company’s common stock available for future issuance.

All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plans.
A summary of the quantity and vesting conditions for restricted stock awards granted to its employees under the ISAP for the year ended December 31, 2014 was as follows:

Vesting conditions	Number of Shares of Restricted Stock Granted	Number of Restricted Stock Units Granted	Total
Performance and service conditions (1) (2)	476,500	85,000	561,500
Immediately vested	1,400	—	1,400
Vest 100% on the third anniversary of the grant date with service conditions only	5,000	—	5,000
Total shares of stock award granted	482,900	85,000	567,900

(1)	The performance conditions with respect to restricted stock may be satisfied as follows:

(a)
50% of the shares of restricted stock may be earned on the basis of performance as measured by a “Return on Gross Margin Ratio,” defined as the percentage (i) gross margin minus selling, general and administrative expenses for the year ended December 31, 2014 divided by the (i)) gross margin for the year ended December 31, 2014; and

(b)
50% of the shares of restricted stock may be earned on the basis of performance as measured by “Net Cash Position from Operations,” defined as net cash position from operations for the year ended December 31, 2014 excluding any proceeds from divestitures.

(2)	To the extent shares are earned on the basis of performance, such shares will vest on the basis of service as follows:

(a)	33% of the shares vest on March 1, 2015;

(b)	33% of the shares vest on March 1, 2016; and

(c)	34% of the shares vest on March 1, 2017; provided that, in each case, the employee remains employed by the Company from the grant date through the applicable service vesting date.
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. During the year ended December 31, 2014, the Company granted 90,759 restricted stock units to its non-employee directors pursuant to the Director Plan.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

For the years ended December 31, 2014, 2013 and 2012, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units, which are included under the caption “Salaries and related” in the accompanying Consolidated Statements of Operations and Other Comprehensive Income (Loss), were as follows:

	For The Year Ended December 31,
	2014	2013	2012
Stock options	$85	$354	$704
Restricted stock	798	1,274	1,275
Restricted stock units	442	462	595
Total	$1,325	$2,090	$2,574
Tax benefits recognized in jurisdictions where the Company has taxable income	$98	$130	$105

As of December 31, 2014 and 2013, unrecognized compensation expense and weighted average period over which the compensation expense is expected to be recognized relating to the unvested portion of the Company's stock options, restricted stock, and restricted stock unit awards, in each case, based on the Company's historical valuation treatment, were as follows:

	As of December 31,
	2014		2013
	Unrecognized Expense	Weighted Average Period in Years	Unrecognized Expense	Weighted Average Period in Years
Stock options	$—	—	$85	0.36
Restricted stock	$1,561	1.32	$1,527	1.76
Restricted stock units	$239	1.26	$162	1.36

Stock Options
Stock options granted by the Company generally expire ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant and generally vest ratably over a four-year period. Stock option assumptions are not provided above because there were no options granted during the years ended December 31, 2014, 2013 and 2012.
Changes in the Company’s stock options for the years ended December 31, 2014, 2013 and 2012 were as follows:

	For The Year Ended December 31,
	2014		2013		2012
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	800,350	$9.15	1,238,650	$11.21	1,396,350	$11.36
Granted	—	—	—	—	—	—
Expired	(43,550)	15.50	(438,300)	14.99	(157,700)	12.55
Options outstanding at December 31,	756,800	$8.78	800,350	$9.15	1,238,650	$11.21
Options exercisable at December 31,	756,800	$8.78	600,350	$10.47	838,650	$13.96

The cash proceeds from the exercise of stock options, associated income tax benefits, and total intrinsic value for stock options exercised based on the closing price of the Company's common stock were nil for the years ended December 31, 2014, 2013 and 2012.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The weighted average remaining contractual term and the aggregated intrinsic value for stock options outstanding and exercisable as of December 31, 2014 and 2013 were as follows:

	As of December 31,
	2014		2013
	Remaining Contractual Term in Years	Aggregated Intrinsic Value	Remaining Contractual Term in Years	Aggregated Intrinsic Value
Stock options outstanding	4.04	$—	4.89	$—
Stock options exercisable	4.04	$—	4.07	$—

Restricted Stock
Changes in the Company’s restricted stock for the years ended December 31, 2014, 2013 and 2012 were as follows:

	For The Year Ended December 31,
	2014		2013		2012
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	997,802	$3.00	1,028,916	$4.87	1,166,082	$5.12
Granted	482,900	3.22	883,321	2.44	638,230	4.59
Vested	(182,251)	5.21	(406,158)	5.09	(461,200)	4.86
Forfeited	(494,452)	2.39	(508,277)	4.16	(314,196)	5.26
Unvested restricted stock at December 31,	803,999	$3.00	997,802	$3.00	1,028,916	$4.87

The total fair value of restricted stock vested during the years ended December 31, 2014, 2013 and 2012 were as follows:

	For The Year Ended December 31,
	2014	2013	2012
Fair value of restricted stock vested	$669	$1,596	$2,239

Restricted Stock Units
Changes in the Company’s restricted stock units arising from grants to certain employees and non-employees directors for the years ended December 31, 2014, 2013 and 2012 were as follows:

	For The Year Ended December 31,
	2014		2013		2012
	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	115,869	$3.65	100,000	$5.18	100,000	$5.18
Granted	175,759	3.40	175,860	2.90	76,023	5.13
Vested	(122,522)	3.86	(154,991)	3.81	(76,023)	5.13
Forfeited	(49,166)	2.42	(5,000)	2.42	—	—
Unvested restricted stock units at December 31,	119,940	$3.57	115,869	$3.65	100,000	$5.18

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The total fair value of restricted stock units vested during the years ended December 31, 2014, 2013 and 2012 were as follows:

	For The Year Ended December 31,
	2014	2013	2012
Fair value of restricted stock units vested	$436	$461	$390

Defined Contribution Plan and Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock. Vesting of the Company’s contribution occurs over a five-year period. For the years ended December 31, 2014, 2013 and 2012, the Company’s expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	For The Year Ended December 31,
($ in thousands, except otherwise stated)	2014	2013	2012
Expense recognized for the 401(k) plan	$385	$483	$635
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	118	—	124
Market value per share of the Company's common stock on contribution date (in dollars)	$3.65	$—	$5.35
Non-cash contribution made for employer matching liability	$430	$—	$666
Additional cash contribution made for employer-matching liability	—	651	—
Total contribution made for employer-matching liability	$430	$651	$666

NOTE 6 – INCOME TAXES

Income Tax Provision

The domestic and foreign components of income (loss) before income taxes from continuing operations were as follows:

	Year ended December 31,
	2014	2013	2012
Domestic	$(10,342)	$(7,622)	$(2,322)
Foreign	(7,603)	(19,325)	(8,009)
Income (loss) from continuing operations before provision for income taxes	$(17,945)	$(26,947)	$(10,331)

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The provision for (benefit from) income taxes from continuing operations was as follows:

	Year ended December 31,
	2014	2013	2012
Current tax provision (benefit):
U.S. Federal	$(1,712)	$(81)	$(714)
State and local	(550)	126	(3,296)
Foreign	205	79	1,211
Total current provision for (benefit from) income taxes	(2,057)	124	(2,799)
Deferred tax provision (benefit):
U.S. Federal	—	—	—
State and local	—	—	—
Foreign	(102)	3,140	(310)
Total deferred provision for (benefit from) income taxes	(102)	3,140	(310)
Total provision for (benefit from) income taxes from continuing operations	$(2,159)	$3,264	$(3,109)

Tax Rate Reconciliation

The effective tax rates for the years ended December 31, 2014, 2013 and 2012 were 12.0%, negative 12.1% and 30.1%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% due to the inability to recognize tax benefits on losses, state taxes, non-deductible expenses such as certain acquisition related payments, variations from the U.S. tax rate in foreign jurisdictions and taxes on repatriations of foreign profits. The following is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2014, 2013 and 2012 to the U.S. Federal statutory rate of 35%:

	Year ended December 31,
	2014	2013	2012
Provision for (benefit from) continuing operations at Federal statutory rate of 35%	$(6,281)	$(9,431)	$(3,616)
State income taxes, net of Federal income tax effect	(357)	(2)	(2,143)
Change in valuation allowance	(3,427)	7,949	2,545
Taxes related to foreign income	5,628	949	(2,646)
Nondeductible expenses and others	2,278	3,799	2,751
Provision for (benefit from) income tax	$(2,159)	$3,264	$(3,109)

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Deferred Taxes Assets (Liabilities)

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Net deferred tax assets were included in other current assets and other assets in the accompanying Consolidated Balance Sheets. Significant temporary differences at December 31, 2014 and 2013 were as follows:

	As of December 31,
	2014	2013
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$124	$201
Accrued and other current liabilities	1,444	1,057
Accrued compensation liabilities	2,925	1,972
Current deferred tax assets (liabilities), gross, total	4,493	3,230
Valuation allowance	(2,900)	(1,689)
Total current deferred tax asset, net of valuation allowance	1,593	1,541
Non-current deferred tax assets (liabilities):
Property and equipment	2,152	2,217
Goodwill and intangibles	7,825	10,990
Accrued and other non-current liabilities	2,138	2,410
Deferred compensation	2,581	2,542
Tax loss carry-forwards	146,644	149,296
Non-current deferred tax assets (liabilities), gross, total	161,340	167,455
Valuation allowance	(155,951)	(160,590)
Total non-current deferred tax asset (liabilities), net of valuation allowance	5,389	6,865
Deferred tax assets (liabilities), net of valuation allowance, total	$6,982	$8,406

Net Operating Losses (“NOLs”) and Valuation Allowance

At December 31, 2014, the Company had net NOLs for U.S. Federal tax purposes of approximately $306,579. This total includes approximately $16,584 of tax losses that were not absorbed by Monster Worldwide, Inc. ("Monster") on its consolidated U.S. Federal tax returns through the spin off of the Company on April 1, 2003. NOLs expire at various dates through 2034. The NOL balance does not include a deduction in the amount of $5,186 attributable to stock options and restricted stock until such time as the Company recognizes the deferred tax asset associated with such deduction. The Company's utilization of NOLs is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which may limit our ability to utilize all of the existing NOLs before the expiration dates. As of December 31, 2014, certain international subsidiaries had NOLs for local tax purposes of $106,017. With the exception of $98,594 of NOLs with an indefinite carry forward period as of December 31, 2014, these losses will expire at various dates through 2034, with $1,520 scheduled to expire during 2015.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. As of December 31, 2014, $142,444 of the valuation allowance relates to the deferred tax asset for NOLs, $116,500 of which is U.S. Federal and state, and $25,944 of which is foreign, that management has determined will more likely than not expire prior to realization. The remaining valuation allowance of $16,407 relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company's U.S. and foreign tax losses.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Uncertain Tax Positions
As of December 31, 2014 and 2013, the Company's unrecognized tax benefits, including interest and penalties, which would lower the Company’s annual effective income tax rate if recognized in the future, were as follows:

	As of December 31,
	2014	2013
Gross unrecognized tax benefits excluding interest and penalties	$2,634	$3,086
Reduction of unrecognized tax benefit (a)	$791	$—
Unrecognized tax benefits, excluding interest and penalties	$1,843	$3,086
Accrued interest and penalties	554	786
Total unrecognized tax benefits that would impact effective tax rate	$2,397	$3,872

(a)
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

The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits, exclusive of interest and penalties:

Balance at January 1, 2014	$3,086
Additions based on tax positions related to the current year	160
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	(431)
Currency Translation	(181)
Balance at December 31, 2014	$2,634
Estimated interest and penalties classified as part of the provision for income taxes in the Company’s Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year ended December 31,
	2014	2013	2012
Expense for (benefit of) estimated interest and penalties related to unrecognized tax benefits	$(150)	$108	$(909)
Based on information available as of December 31, 2014, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $400 to $700 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or the statutes of limitations for those years when the NOLs are used or expire. As of December 31, 2014, the Company's open tax years remain subject to examination by the relevant tax authorities and currently under income tax examination were principally as follows:

Year
Earliest tax years remain subject to examination by the relevant tax authorities:
U.S. Federal	2011
Other U.S. state and local jurisdictions	2010
U.K.	2013
Australia	2010
Majority of other foreign jurisdictions	2009
The Company believes that its tax reserves are adequate for all years subject to examination above.

NOTE 7 – EARNINGS (LOSS) PER SHARE
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations were as follows:

	Year Ended
	December 31,
	2014	2013	2012
Earnings (loss) per share ("EPS"):
EPS - basic and diluted
Income (loss) from continuing operations	$(0.48)	$(0.93)	$(0.22)
Income (loss) from discontinued operations	0.08	(0.01)	0.05
Net income (loss)	$(0.40)	$(0.94)	$(0.17)
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(15,786)	$(30,211)	$(7,222)
Income (loss) from discontinued operations, net of income taxes	2,592	(184)	1,887
Net income (loss)	$(13,194)	$(30,395)	$(5,335)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,843	32,493	32,600
Common stock equivalents: stock options and other stock-based awards (a)	—	—	—
Weighted average number of common stock outstanding - diluted	32,843	32,493	32,600

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the years ended December 31, 2014, 2013 and 2012 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Year Ended
	December 31,
	2014	2013	2012
Unvested restricted stock	803,999	997,802	1,028,916
Unvested restricted stock units	119,940	115,869	100,000
Stock options	756,800	800,350	1,238,650
Total	1,680,739	1,914,021	2,367,566

NOTE 8 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013 was as follows:

	As of December 31,
	2014	2013
Included under the caption "Other assets":
Collateral accounts	$618	$619
Rental deposits	802	1,195
Total amount under the caption "Other assets":	$1,420	$1,814
Included under the caption "Prepaid and other":
Client guarantees	$52	$61
Other	123	172
Total amount under the caption "Prepaid and other"	$175	$233
Total restricted cash	$1,595	$2,047

Collateral accounts primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy. The rental deposits with banks include amounts held as guarantees for the rent on the Company’s offices in the Netherlands and rental deposit from subtenants in the United Kingdom ("U.K."). Client guarantees were held in banks in Belgium as deposits for various client projects. Other primarily includes social tax payment reserves, which were held with banks for employee social tax payments required by law in the Netherlands.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 9 – PROPERTY AND EQUIPMENT, NET
As of December 31, 2014 and 2013, property and equipment, net were as follows:

	As of December 31,
	2014	2013
Computer equipment	$8,806	$8,933
Furniture and equipment	5,352	5,438
Capitalized software costs	25,228	24,665
Leasehold and building improvements	21,368	16,794
	60,754	55,830
Less: accumulated depreciation and amortization	50,914	43,841
Property and equipment, net	$9,840	$11,989

The Company had expenditures of approximately $1,006 and $595 for acquired property and equipment, mainly consisting of software development, fixtures, computer equipment and leasehold improvements, which had not been placed in service as of December 31, 2014 and 2013, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Impairment of Long-Lived Assets

During the fourth quarter of 2014, the Company experienced continued declines in the operating results of certain markets. These events were deemed to be triggering events that required the Company to perform an impairment assessment with respect to long-lived assets, primarily property and equipment. With respect to these long-lived assets, the Company estimated future cash flows over their expected life, and determined whether, on an undiscounted basis, the expected cash flows exceeded their carrying value. When the assets' carrying amount exceeds their fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the assets. The fair values of long-lived assets are based on the Company's own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. These measurements are classified as Level 3 within the fair value hierarchy. For the year ended December 31, 2014, the Company recorded charges for the impairment of long-lived assets of $662 within continuing operations under the caption “Impairment of long-lived assets” in the accompanying Consolidated Statements of Operations and Other Comprehensive Income (Loss), primarily from Hong Kong and France.
Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Consolidated Balance Sheets as of December 31, 2014 and 2013. A summary of the Company’s equipment acquired under capital lease agreements was as follows:

	As of December 31,
	2014	2013
Capital lease obligation, current	$77	$—
Capital lease obligation, non-current	$348	$—

The Company acquired $557 and $0 of property and equipment under capital lease agreements for the years ended December 31, 2014 and 2013, respectively. Capital expenditures for the year ended December 31, 2014 included $1,221 of landlord-funded tenant improvements for the Company's leased properties in Australia.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 10 – GOODWILL

The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption of Other Assets in the accompanying Condensed Consolidated Balance Sheets, for the years ended December 31, 2014 and 2013. The goodwill is related to the Company’s acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

	Carrying Value
	2014	2013
Goodwill, January 1,	$2,078	$2,020
Currency translation	(49)	58
Goodwill, December 31,	$2,029	$2,078

On October 1, 2014 and 2013, the Company applied ASU 2011-08, “Testing Goodwill for Impairment” and performed a quantitative and qualitative assessments, respectively, to determine whether it was more likely than not that the fair value of its China reporting unit was less than its carrying value. At the conclusion of its assessment, the Company determined that no impairment of goodwill existed in its China reporting unit as of October 1, 2014 and 2013. During the fourth quarter of 2014, the Company performed additional assessment with respect to goodwill and noted no negative triggering events. At the conclusion of its assessment, the Company determined that no impairment of goodwill existed in its China reporting unit as of December 31, 2014.

NOTE 11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2014 and 2013, the Company's accrued expenses and other current liabilities consisted of the following:

	December 31,
	2014	2013
Salaries, commissions and benefits	$34,390	$29,598
Sales, use and income taxes	8,492	10,677
Fees for professional services	1,912	1,324
Rent	1,519	1,731
Deferred revenue	1,167	1,635
Other accruals	6,585	6,952
Total accrued expenses and other liabilities	$54,065	$51,917

NOTE 12 – BUSINESS REORGANIZATION EXPENSES

In April 2014, the Company engaged AlixPartners, LLP, (“AlixPartners”) to assist management in a comprehensive assessment of the Company’s organization and operations. In July 2014, in conjunction with the AlixPartners' review, the Company's Board of Directors (the “Board”) approved a program to restructure and realign the Company's cost base with current and anticipated future market conditions. At that time, the Board approved a $7,000 plan of reorganization at the regional and corporate level (the “2014 Plan”), with such charge to be increased as appropriate depending on the timing of other strategic actions, such as the sale of the Company's Legal eDiscovery business and formulation of action plans. Following the sale of the Company’s Legal eDiscovery business effective on November 9, 2014, the Company determined that additional restructuring actions were appropriate to align the Company’s cost base with its operations. Accordingly, in December 2014, the Board approved an increase of $4,100 for additional actions under the 2014 Plan and Discontinued Operations Exit Plan, consisting of actions for optimizations of existing real estate, including certain real estate related to the Company’s former Legal eDiscovery business which was recorded as discontinued operations (see Note 3 for further detail).

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The Board previously approved other reorganization plans in 2012, 2009, 2008, and 2006 (“Previous Plans”) to streamline the Company’s support operations and included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations.

For the year ended December 31, 2014, restructuring charges associated with these initiatives primarily included employee separation costs for the elimination of 16 positions in Asia Pacific under the 2012 reorganization plan; employee separation costs for the elimination of 41 positions in Asia Pacific, Europe, the Americas and U.S. Corporate under the 2014 Plan; and lease termination payments for rationalized offices in the U.S. and Australia under the 2012 reorganization plan. The headcount reductions identified in these actions are expected to be completed in fiscal 2015. The payments include, but are not limited to, salaries, social pension fund payments, health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The lease termination payments are expected to continue through the remaining lease terms.
Business reorganization expenses for the years ended December 31, 2014, 2013 and 2012 for the 2014 Plan and the Previous Plans, collectively, were as follows:

	Year Ended December 31,
	2014	2013	2012
Business reorganization expenses from continuing operations
Previous Plans	$1,140	$5,440	$7,506
2014 Plan	2,649	—	—
Total business reorganization expenses from continuing operations	$3,789	$5,440	$7,506

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered during the year ended December 31, 2014. The amounts for Changes in Estimate and Additional Charges are classified as business reorganization expenses in the Company’s Consolidated Statements of Operations and Other Comprehensive Income (Loss). Amounts in the “Payments” column represent primarily the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the year ended December 31, 2014 were as follows:

	December 31, 2013	Changes in Estimate	Additional Charges	Payments	December 31, 2014
Lease termination payments	$2,297	$774	$128	$(1,207)	$1,992
Employee termination benefits	1,430	—	2,764	(2,422)	1,772
Other associated costs	19	—	123	(142)	—
Total	$3,746	$774	$3,015	$(3,771)	$3,764

Lease Termination Payments

The business reorganization expenses incurred for lease termination for the years ended December 31, 2014, 2013 and 2012 by segment were as follows:

Lease termination payments for the year ended December 31,	Hudson	Hudson	Hudson
	Americas	Asia Pacific	Europe	Corporate	Total
2014	$91	$771	$40	$—	$902
2013	$(22)	$445	$713	$—	$1,136
2012	$179	$613	$2,491	$—	$3,283

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Employee Termination Benefits

The business reorganization expenses incurred for employee termination benefits for the years ended December 31, 2014, 2013 and 2012 by segment were as follows:

Employee termination benefits for the year ended December 31,	Hudson	Hudson	Hudson
	Americas	Asia Pacific	Europe	Corporate	Total
2014	$3	$510	$1,285	$966	$2,764
2013	$470	$505	$2,120	$790	$3,885
2012	$681	$674	$2,394	$359	$4,108

Contract Cancellation Costs

The business reorganization expenses incurred for contract cancellation costs for the years ended December 31, 2014, 2013 and 2012 by segment were as follows:

Contract Cancellation Costs for the year ended December 31,	Hudson	Hudson	Hudson
	Americas	Asia Pacific	Europe	Corporate	Total
2014	$—	$40	$83	$—	$123
2013	$—	$37	$381	$—	$418
2012	$16	$(2)	$101	$—	$115

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under operating leases that expire at various dates through 2027. Some of the operating leases provide for increasing rents over the term of the lease. Total rent expense under these leases is recognized ratably over the lease terms. As of December 31, 2014, future minimum lease commitments under non-cancelable operating leases, which will be expensed as primarily in office and general expenses, were as follows:

2015	$19,221
2016	16,563
2017	11,806
2018	10,621
2019	7,813
Thereafter	6,211
$72,235

Rent and related expenses for operating leases of facilities and equipment recorded under the caption “Office and general” in the accompanying Consolidated Statements of Operations were $14,834, $16,801, and $18,982 for the years ended December 31, 2014, 2013 and 2012, respectively. Commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2014.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The current portion of asset retirement obligations are included under the caption “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets. The non-current portion of asset retirement obligations are included under the caption “Other non-current liabilities” in the Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Consolidated Balance Sheets as of December 31, 2014 and 2013 were as follows:

	As of December 31,
	2014	2013
Total asset retirement obligations	$2,461	$2,509
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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $376 and $745 as of December 31, 2014 and 2013, respectively.

NOTE 14 – CREDIT AGREEMENTS
Credit Agreement with RBS Citizens Business Capital

The Company and certain of its North American and U.K. subsidiaries ("Loan Parties") had a senior secured revolving credit facility (as amended, the “Revolver Agreement”) with RBS Citizens Business Capital, a division of RBS Asset Finance, Inc. (“RBS”). The Revolver Agreement expired on August 5, 2014. On August 1, 2014, the Company entered into two credit facilities with Lloyds Bank PLC and Lloyds Bank Commercial Finance Ltd and Siena Lending Group, LLC to replace the Revolver Agreement.

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary (“U.K. Borrower”) entered into a receivables finance agreement for an asset-based lending funding facility (the “Lloyds Agreement”) with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, “Lloyds”). The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $23,369 (£15,000). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $18,695 (£12,000) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the U.K. operation ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $4,674 (£3,000) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from the permanent recruitment. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post tax profits; and (4) at the end of each month, there must be a minimum excess availability of $3,116 (£2,000).
The details of the Lloyds Agreement as of December 31, 2014 were as follows:

December 31, 2014
Borrowing capacity	$9,539
Less: outstanding borrowing	—
Additional borrowing availability	$9,539
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of December 31, 2014.

Loan and Security Agreement with Siena Lending Group LLC

On August 1, 2014, the Company and its U.S. subsidiary (“U.S. Borrower”) entered into a loan and security agreement for a credit facility (the “Siena Agreement”) with Siena Lending Group LLC ("Siena"). The Siena Agreement provides the U.S. Borrower with the ability to borrow up to $10,000 (subject to a borrowing base and an availability block), including up to $1,000 for the issuance of letters of credit. After the sale of the Company’s Legal eDiscovery business on November 9, 2014, the aforementioned borrowing limit was reduced to $5,000 (subject to a borrowing base and an availability block). The availability block was $2,000 prior to the sale of the Company's Legal eDiscovery business and decreased to $1,000 after the sale of the Company's Legal eDiscovery business. The availability block will be eliminated on the date on which the U.S. Borrower notifies Siena that the U.S. Borrower’s Fixed Charge Coverage Ratio is equal to or greater than 1.1x on a trailing six month basis. Extensions of credit are based on borrowing base calculated on a percentage of the eligible accounts receivable less required reserves related to the U.S. operations. The term of the Siena Agreement is three years expiring on August 1, 2017. Borrowings may be made with an interest rate based on a base rate (with a floor of 3.25%) plus 1.75%. The interest rate for letters of credit is 4.5% on face amount of each letter of credit issued and outstanding. Borrowings under the Siena Agreement are secured by substantially all of the assets of the U.S. Borrower.

The Siena Agreement contains various restrictions and covenants including (1) a requirement that the U.S. Borrower maintain a Fixed Charge Coverage Ratio of equal to or greater than 1.1x after the date on which the U.S. Borrower notifies Siena that the U.S. Borrower’s Fixed Charge Coverage Ratio is equal to or greater than 1.1x on a trailing six month basis ; (2) a limit on the payment of dividends by the U.S. Borrower; (3) restrictions on the ability of the U.S. Borrower to incur additional debt, acquire, merge or otherwise change the ownership of the U.S. Borrower; (4) restrictions on investments and acquisitions; and (5) restrictions on dispositions of assets.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The details of the Siena Agreement as of December 31, 2014 were as follows:

December 31, 2014
Borrowing base	$2,919
Less: adjustments to the borrowing base
Minimum availability	(1,000)
Outstanding letters of credits	(537)
Adjusted borrowing base	1,382
Less: outstanding borrowing	—
Additional borrowing availability	$1,382
Interest rates on outstanding borrowing	5.00%

The Company was in compliance with all financial covenants under the Siena Agreement as of December 31, 2014.
Credit Agreement with Westpac Banking Corporation

On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a facility agreement with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, “Westpac”). On September 30, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a waiver letter to waive compliance with a financial covenant contained in the facility agreement at the September 30, 2013 and December 31, 2013 testing dates, and on December 19, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a Deed of Variation to the facility agreement to amend certain terms and conditions of the Facility Agreement. On December 2, 2014, the Company and certain Australian and New Zealand subsidiaries entered into a Third Deed of Variation to amend certain terms and conditions of the facility agreement (as amended, the “Facility Agreement”).
The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $8,171 (AUD10,000) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $1,559 (NZD2,000) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $4,086 (AUD5,000) (“Tranche C”) for the Australian subsidiary.
The Facility Agreement does not have a stated maturity date and can be terminated by Westpac upon 90 days written notice. Borrowings under Tranche A may be made with an interest rate based on the Invoice Finance 30-day Bank Bill Rate (as defined in the Facility Agreement) plus a margin of 1.10%. Borrowings under Tranche B may be made with an interest rate based on the Commercial Lending Rate (as defined in the Facility Agreement) plus a margin of 1.83%. Each of Tranche A and Tranche B bears a fee, payable monthly, equal to 1.50% and 0.96%, respectively, of the size of Westpac’s commitment under such tranche. Borrowings under Tranche C may be made incurring a fee equal to 2.10% of the face value of the financial guarantee requested. Amounts owing under the Facility Agreement are secured by substantially all of the assets of the Australian subsidiary, its Australian parent company and the New Zealand subsidiary (collectively, the “Obligors”) and certain of their subsidiaries.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The details of the Facility Agreement as of December 31, 2014 were as follows:

December 31, 2014
Tranche A:
Borrowing capacity	$8,171
Less: outstanding borrowing	—
Additional borrowing availability	$8,171
Interest rates on outstanding borrowing	4.78%
Tranche B:
Borrowing capacity	$1,559
Less: outstanding borrowing	—
Additional borrowing availability	$1,559
Interest rates on outstanding borrowing	8.28%
Tranche C:
Financial guarantee capacity	$4,086
Less: outstanding financial guarantee requested	(2,511)
Additional availability for financial guarantee	$1,575
Interest rates on financial guarantee requested	2.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar quarter and $14,299 (AUD17,500); (2) a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries.

The Company was in compliance with all financial covenants under the Facility Agreement as of December 31, 2014.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium, and Singapore. As of December 31, 2014, the Netherlands subsidiary could borrow up to $1,775 (€1,467) based on an agreed percentage of accounts receivable related to its operations. The Belgium subsidiary had a $1,210 (€1,000) overdraft facility as of December 31, 2014. Borrowings under the Belgium and the Netherlands lending arrangements may be made using an interest rate based on the one month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.52% as of December 31, 2014. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $377 (SGD500) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, which was 6.0% on December 31, 2014. The Singapore overdraft facility expires annually each August but can be renewed for one year periods at that time. The outstanding borrowings under the Netherlands, Belgium, and Singapore lending agreements were $0 as of December 31, 2014.
The average monthly outstanding borrowings for the credit agreements above was $4,584 for the year ended December 31, 2014. The weighted average interest rate on all outstanding borrowings for the year ended December 31, 2014 was 3.95%.
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	December 31,
	2014	2013
Foreign currency translation adjustments	$13,485	$17,203
Pension plan obligations	128	(30)
Accumulated other comprehensive income (loss)	$13,613	$17,173

For the years ended December 31, 2014 and 2013, the amounts of accumulated other comprehensive income (loss), which primarily pertained to pension plan obligations, were $0 and $63, respectively, and reclassified to the Consolidated Statement of Operations and Other Comprehensive Income (Loss) under the caption "Salaries and related" expenses.

NOTE 16 – SHELF REGISTRATION AND STOCKHOLDER RIGHTS PLAN
Acquisition Shelf Registration Statement
The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of December 31, 2014, all of the 1,350,000 shares were available for issuance.

Stockholder Rights Plan

On February 5, 2005, the Board adopted a Rights Agreement between the Company and a rights agent (the "2005 Rights Agreement") and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was paid upon the close of business on February 28, 2005 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 (“Preferred Shares”), of the Company, at a price of $8.50 per one one-hundredth of a Preferred Share, subject to adjustment. On January 15, 2015, the Board approved an amendment and restatement of the 2005 Rights Agreement by adopting an Amended and Restated Rights Agreement (the “Rights Agreement”) between the Company and a rights agent. The Board adopted the Rights Agreement in an effort to protect stockholder value by attempting to diminish the risk that the Company’s ability to use its net operating losses (“NOLs”) to reduce potential future federal income tax obligations may become substantially limited. If any person becomes a 4.99% or more stockholder of the Company, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Right's then current exercise price, a number of shares of common stock of the Company or of the acquirer having a market value at the time of twice the Right's per share exercise price. The Company's Board of Directors may redeem the Rights for $0.001 per Right at any time prior to the time when the Rights become exercisable. The Rights will expire on the earliest of (i) the date of the Company’s 2015 annual meeting of stockholders (the “2015 Annual Meeting”) if the Company’s stockholders do not approve the Rights Agreement at the 2015 Annual Meeting, (ii) January 15, 2018, (iii) the time at which the Rights are redeemed as described above, (iv) the time at which the Rights are exchanged as described in the Rights Agreement, (v) the repeal of Section 382 of the Internal Revenue Code if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s NOLs, and (vi) the beginning of a taxable year of the Company to which the Board determines that no NOLs may be carried forward.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 17 – SEGMENT AND GEOGRAPHIC DATA
Segment Reporting
The Company operates in three reportable segments: the Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe. Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, marketing, human resources, accounting, administration, tax and treasury, and have been allocated to the reportable segments to the extent which the costs are attributable to the reportable segments. Segment information is presented in accordance with ASC 280, “Segments Reporting.” This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable, net and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2014
Revenue, from external customers	$50,146	$246,873	$284,173	$—	$—	$581,192
Inter-segment revenue	60	—	198	—	(258)	—
Total revenue	$50,206	$246,873	$284,371	$—	$(258)	$581,192
Gross margin, from external customers	$20,757	$93,014	$109,074	$—	$—	$222,845
Inter-segment gross margin	35	(143)	108	—	—	—
Total gross margin	$20,792	$92,871	$109,182	$—	$—	$222,845
Business reorganization expenses (recovery)	$94	$1,322	$1,407	$966	$—	$3,789
Impairment of long-lived assets	$—	$314	$348	$—	$—	$662
EBITDA (loss) (a)	$117	$(890)	$(1,187)	$(9,765)	$—	$(11,725)
Depreciation and amortization	485	3,287	1,247	540	—	5,559
Intercompany interest income (expense), net	—	—	(439)	439	—	—
Interest income (expense), net	(90)	(199)	(37)	(335)	—	(661)
Income (loss) from continuing operations before income taxes	$(458)	$(4,376)	$(2,910)	$(10,201)	$—	$(17,945)
Provision for (benefit from) income taxes	$(2,201)	$11	$35	$(4)	$—	$(2,159)
As of December 31, 2014
Accounts receivable, net	$6,695	$26,745	$40,639	$—	$—	$74,079
Long-lived assets, net of accumulated depreciation and amortization	$860	$8,227	$2,171	$584	$—	$11,842
Total assets	$10,553	$54,141	$65,105	$9,873	$—	$139,672

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2013
Revenue, from external customers	$51,857	$232,748	$277,967	$—	$—	$562,572
Inter-segment revenue	(2)	—	107	—	(105)	—
Total revenue	$51,855	$232,748	$278,074	$—	$(105)	$562,572
Gross margin, from external customers	$18,692	$87,162	$103,575	$—	$—	$209,429
Inter-segment gross margin	(4)	(71)	87	—	(12)	—
Total gross margin	$18,688	$87,091	$103,662	$—	$(12)	$209,429
Business reorganization expenses (recovery)	$448	$989	$3,214	$789	$—	$5,440
Impairment of long-lived assets	$—	$257	$1,079	$—	$—	$1,336
EBITDA (loss) (a)	$(717)	$(3,227)	$(9,197)	$(7,330)	$—	$(20,471)
Depreciation and amortization	494	3,192	1,592	644	—	5,922
Intercompany interest income (expense), net	—	(1,254)	(532)	1,784	2	—
Interest income (expense), net	16	(183)	27	(414)	—	(554)
Income (loss) from continuing operations before income taxes	$(1,195)	$(7,856)	$(11,294)	$(6,604)	$2	$(26,947)
Provision for (benefit from) income taxes	61	3,489	(415)	129	—	3,264
As of December 31, 2013
Accounts receivable, net	$5,923	$24,647	$45,897	$—	$—	$76,467
Long-lived assets, net of accumulated depreciation and amortization	$604	$9,179	$3,494	$763	$—	$14,040
Total assets	$18,338	$55,234	$74,877	$10,380	$—	$158,829

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2012
Revenue, from external customers	$60,015	$288,144	$307,716	$—	$—	$655,875
Inter-segment revenue	—	117	86	—	(203)	—
Total revenue	$60,015	$288,261	$307,802	$—	$(203)	$655,875
Gross margin, from external customers	$22,026	$117,428	$118,339	$—	$—	$257,793
Inter-segment gross margin	(14)	12	2	—	—	—
Total gross margin	$22,012	$117,440	$118,341	$—	$—	$257,793
Business reorganization expenses (recovery)	$877	$1,285	$4,986	$358	$—	$7,506
Impairment of long-lived assets	$—	$—	$—	$—	$—	$—
EBITDA (loss) (a)	$(1,124)	$5,354	$(4,406)	$(3,612)	$—	$(3,788)
Depreciation and amortization	694	3,197	1,450	641	—	5,982
Intercompany interest income (expense), net	—	(3,988)	(435)	4,424	(1)	—
Interest income (expense), net	11	(235)	57	(394)	—	(561)
Income (loss) from continuing operations before income taxes	$(1,807)	$(2,066)	$(6,234)	$(223)	$(1)	$(10,331)
Provision for (benefit from) income taxes	$(3,858)	$(527)	$858	$418	$—	$(3,109)
As of December 31, 2012
Accounts receivable, net	$8,040	$32,835	$47,717	$—	$—	$88,592
Long-lived assets, net of accumulated depreciation and amortization	$966	$12,909	$5,046	$635	$—	$19,556
Total assets	$31,399	$72,517	$76,381	$13,171	$—	$193,468

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

Geographic Data Reporting
A summary of revenues for the years ended December 31, 2014, 2013 and 2012 and long-lived assets and net assets by geographic area as of December 31, 2014, 2013 and 2012 were as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For the Year Ended December 31, 2014
Revenue (a)	$181,155	$184,853	$49,375	$103,018	$62,020	$771	$581,192
For the Year Ended December 31, 2013
Revenue (a)	$180,084	$169,998	$50,859	$97,883	$62,750	$998	$562,572
For the Year Ended December 31, 2012
Revenue (a)	$201,205	$218,537	$57,994	$106,327	$69,791	$2,021	$655,875
As of December 31, 2014
Long-lived assets, net (b)	$1,834	$5,404	$1,429	$330	$2,823	$22	$11,842
Net assets	$18,894	$13,913	$7,255	$9,366	$9,772	$57	$59,257
As of December 31, 2013
Long-lived assets, net (b)	$2,890	$5,838	$1,338	$593	$3,341	$40	$14,040
Net assets	$21,479	$18,938	$15,819	$7,169	$10,791	$189	$74,385
As of December 31, 2012
Long-lived assets, net (b)	$3,629	$9,015	$1,552	$1,409	$3,895	$56	$19,556
Net assets	$26,750	$31,036	$26,404	$7,975	$14,122	$254	$106,541

(a)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b)	Comprised of property and equipment and goodwill, net of accumulated depreciation and amortization. Corporate assets are included in the United States.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For The Year Ended December 31, 2014
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue	$144,167	$151,070	$149,278	$136,677
Gross margin	$54,029	$59,871	$55,687	$53,258
Operating income (loss)	$(3,374)	$(2,865)	$(5,113)	$(6,134)
Income (loss) from continuing operations	$(4,112)	$(3,565)	$(4,570)	$(3,539)
Net income (loss)	$(4,544)	$(4,374)	$(7,019)	$2,743
Basic and diluted earnings (loss) per share from continuing operations	$(0.13)	$(0.11)	$(0.14)	$(0.11)
Basic and diluted earnings (loss) per share from discontinued operations	$(0.01)	$(0.02)	$(0.07)	$0.19
Basic and diluted earnings (loss) per share	$(0.14)	$(0.13)	$(0.21)	$0.08
Basic and diluted weighted average shares outstanding (in thousands)	32,641	32,752	32,910	32,995
Common stock equivalents and outstanding stock options excluded from the calculation of diluted earnings (loss) per share (in thousands)	1,274	1,207	1,176	1,681

	For The Year Ended December 31, 2013
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue	$137,903	$145,383	$139,287	$139,999
Gross margin	$50,994	$55,106	$50,491	$52,838
Operating income (loss)	$(8,639)	$(5,941)	$(6,125)	$(6,447)
Income (loss) from continuing operations	$(8,007)	$(6,293)	$(5,584)	$(10,327)
Net income (loss)	$(8,242)	$(5,811)	$(5,047)	$(11,295)
Basic and diluted earnings (loss) per share from continuing operations	$(0.25)	$(0.19)	$(0.17)	$(0.32)
Basic and diluted earnings (loss) per share from discontinued operations	$—	$0.01	$0.02	$(0.03)
Basic and diluted earnings (loss) per share	$(0.25)	$(0.18)	$(0.15)	$(0.35)
Basic and diluted weighted average shares outstanding (in thousands)	32,344	32,717	32,600	32,600
Common stock equivalents and outstanding stock options excluded from the calculation of diluted earnings (loss) per share (in thousands)	1,725	1,972	2,191	1,914

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Controller concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions “Proposal 1: Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report (the “Proxy Statement”), is hereby incorporated by reference. The information required by Item 10 with respect to our Executive Officers is included in Part I of this Annual Report on Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Policies and Practices and Risk.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the caption “Principal Stockholders.”

Equity Compensation Plan Information

The following table presents information on the Company's equity compensation plans as of December 31, 2014.

	Number of shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)

	A		B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	356,800		$12.82	—	(1)
2009 Incentive Stock and Awards Plan	—		—	2,053,785	(1)
Employee Stock Purchase Plan	—		—	116,329	(2)
Equity Compensation Plans not approved by stockholders	400,000	(3)	5.18	—	(4)
Total	756,800		$8.78	2,170,114

(1)
Excludes 898,939 shares of unvested restricted common stock and restricted stock units previously issued under the Hudson Global, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.

(2)	The Company suspended the Hudson Global, Inc. Employee Stock Purchase Plan effective January 1, 2009.

(3)
Represents stock options granted to Manuel Marquez on May 13, 2011 pursuant to the terms of his employment agreement as an inducement to him to join the Company as Chairman and Chief Executive Officer.

(4)
Excludes 25,000 unvested restricted stock units granted to Manuel Marquez on May 13, 2011 pursuant to the terms of his employment agreement as an inducement to him to join the Company as Chairman and Chief Executive Officer.

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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

HUDSON GLOBAL, INC.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating expenses:
Selling, general and administrative expenses	$16,948	$15,953	$18,272
Depreciation and amortization	541	645	641
Business reorganization expenses	967	790	359
Operating loss	(18,456)	(17,388)	(19,272)
Other income (expense):
Interest, net	103	105	43
Corporate costs allocation and other, net	8,150	9,412	15,016
Income (loss) from parent before provision for income taxes	(10,203)	(7,871)	(4,213)
Provision for (benefit from) income taxes for parent company	(4)	2	19
Equity in earnings (losses) of subsidiaries, net of income taxes	(2,995)	(22,522)	(1,103)
Net income (loss)	$(13,194)	$(30,395)	$(5,335)

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
(in thousands)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$7,006	$7,470
Prepaid and other	1,366	449
Total current assets	8,372	7,919
Property and equipment, net	584	1,694
Investment in and advances to/from subsidiaries	54,785	67,821
Other assets	917	766
Total assets	$64,658	$78,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	4,937	$2,621
Total current liabilities	4,937	2,621
Other non-current liabilities	464	1,194
Total liabilities	5,401	3,815
Stockholders’ equity	59,257	74,385
Total liabilities and stockholders' equity	$64,658	$78,200

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(13,194)	$(30,395)	$(5,335)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividends received from subsidiaries	—	2,341	6,255
Non-cash (income) losses from subsidiaries, net of taxes	2,995	22,522	1,103
Depreciation and amortization	541	645	641
Stock-based compensation	405	953	1,479
Other, net	248	368	368
Changes in assets and liabilities:
(Increase) decrease in prepaid and other assets	(744)	144	1,151
(Increase) decrease in due from subsidiaries	11,910	10,409	(6,736)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	837	(1,597)	(2,443)
Increase (decrease) in accrued business reorganization expenses	793	134	40
Net cash provided by (used in) operating activities	3,791	5,524	(3,477)
Cash flows from investing activities:
Capital expenditures	—	(368)	(76)
Advances to and investments in subsidiaries, net	(4,126)	(6,673)	—
Net cash provided by (used in) investing activities	(4,126)	(7,041)	(76)
Cash flows from financing activities:
Borrowings under credit facility	22,081	514	6,862
Repayments under credit facility	(22,081)	(514)	(6,862)
Purchase of restricted stock from employees	(129)	(488)	(600)
Net cash provided by (used in) financing activities	(129)	(488)	(600)
Net (decrease) increase in cash and cash equivalents	(464)	(2,005)	(4,153)
Cash and cash equivalents, beginning of the period	7,470	9,475	13,628
Cash and cash equivalents, end of the period	$7,006	$7,470	$9,475

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands)

NOTE 1 - BASIS OF PRESENTATION

Hudson Global, Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business through its subsidiaries. As specified in certain of its subsidiaries' credit agreements in the U.S., Netherlands, Australia and New Zealand, there are restrictions on the Parent Company's ability to obtain funds from certain of its subsidiaries through dividends, intercompany expenses or interest (refer to Note 14, “Credit Agreements”, to the Company's Consolidated Financial Statements). As of December 31, 2014, the Company was in a stockholders' equity position of $59,257, and approximately $26,436 constituted restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X. The restricted net assets of the Company's subsidiaries exceeded 25% of the consolidated net assets of the Company and its subsidiaries, thus requiring this Schedule I, “Condensed Financial Information of the Registrant.” Accordingly, the results of operations and cash flows for the years ended December 31, 2014, 2013 and 2012, and the balance sheets as of December 31, 2014 and 2013 have been presented on a “Parent-only” basis. In these statements, the Company's investments in its consolidated subsidiaries are presented under the equity method of accounting. The Parent-only financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements included elsewhere herein.

NOTE 2 - DIVIDENDS RECEIVED

The Company received dividends of $0, $2,341 and $6,255 in 2014, 2013 and 2012, respectively, from its consolidated subsidiaries.

NOTE 3 - CREDIT AGREEMENTS
Several of the Company's subsidiaries have credit agreements with lenders. Borrowings under the credit agreements are based on an agreed percentage of eligible accounts receivable. The borrowings of the holding company with RBS Citizens Business Capital were secured by the accounts receivable of the Company's U.S. and U.K. subsidiaries and the agreement expired on August 5, 2014. Refer to Note 14, “Credit Agreements” to the Company's Consolidated Financial Statements for further details.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs/Expenses		End
Descriptions	of Period	(Recoveries)	Deductions	of Period
Allowance for Doubtful Accounts
For the Year Ended December 31, 2014	$1,108	98	220	$986
For the Year Ended December 31, 2013	$1,167	(13)	46	$1,108
For the Year Ended December 31, 2012	$1,778	(76)	535	$1,167

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ MANUEL MARQUEZ DORSCH
Manuel Marquez Dorsch
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date:	February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MANUEL MARQUEZ DORSCH	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
Manuel Marquez Dorsch

/s/ STEPHEN A. NOLAN	Executive Vice President, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)	February 26, 2015
Stephen A. Nolan

/s/ RICHARD K. COLEMAN	Director	February 26, 2015
Richard K. Coleman

/s/ JEFFREY E. EBERWEIN	Director	February 26, 2015
Jeffrey E. Eberwein

/s/ JOHN J. HALEY	Director	February 26, 2015
John J. Haley

/s/ DAVID G. OFFENSEND	Director	February 26, 2015
David G. Offensend

/s/ RICHARD J. STOLZ	Director	February 26, 2015
Richard J. Stolz

HUDSON GLOBAL, INC.
FORM 10-K
EXHIBIT INDEX

Exhibit Number	Exhibit Description
(2)
Purchase and Sale Agreement, dated as of November 7, 2014, by and among Document Technologies, LLC, DTI of London Limited, Hudson Global, Inc., Hudson Global Resources Management, Inc. and Hudson Global Resources Limited (incorporated by reference to Exhibit 2.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated November 13, 2014 (File No. 0-50129)).

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
(4.1)
Amended and Restated Rights Agreement, dated as of January 15, 2015, between Hudson Global, Inc. and Computershare Inc., successor rights agent to The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A/A of Hudson Global, Inc. dated January 27, 2015 (File No. 0-50129)).

(4.2)
Facility Agreement, dated as of November 22, 2011, among Hudson Global Resources (Aust) Pty Limited, Hudson Global Resources (NZ) Limited, Hudson Highland (APAC) Pty Limited, Westpac Banking Corporation and Westpac New Zealand Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated December 5, 2011 (File No. 0-50129)).

(4.3)
Waiver Letter, dated September 30, 2013, among Hudson Global Resources (Aust) Pty Limited, Hudson Global Resources (NZ) Limited, Hudson Highland (APAC) Pty Limited, Westpac Banking Corporation and Westpac New Zealand Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated September 30, 2013 (File No. 0-50129)).

(4.4)
Deed of Variation, dated December 19, 2013, among Hudson Global Resources (Aust) Pty Limited, Hudson Global Resources (NZ) Limited, Hudson Highland (APAC) Pty Limited, Westpac Banking Corporation and Westpac New Zealand Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated December 23, 2013 (File No. 0-50129)).

(4.5)
Third Deed of Variation, dated December 2, 2014, among Hudson Global Resources (Aust) Pty Limited, Hudson Global Resources (NZ) Limited, Hudson Highland (APAC) Pty Limited, Westpac Banking Corporation and Westpac New Zealand Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated December 4, 2014 (File No. 0-50129)).

(4.6)
Receivables Finance Agreement, dated August 1, 2014, between Lloyds Bank Commercial Finance and Hudson Global Resources Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated August 1, 2014 (File No. 0-50129)).

(4.7)
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

HUDSON GLOBAL, INC.
FORM 10-K
EXHIBIT INDEX

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

(10.19)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for return on gross margin ratio and net cash position from operations vesting awards (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated October 3, 2014 (File No. 0-50129)).

(10.20)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for aggregated regional EBITDA and corporate costs vesting awards (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated January 22, 2015 (File No. 0-50129)).

(10.21)*
CEO Employment Agreement, dated as of March 7, 2011, between Hudson Global, Inc. and Manuel Marquez Dorsch (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated March 7, 2011 (File No. 0-50129)).

(10.22)*
Amendment to Employment Agreement, dated as of March 23, 2011, between Hudson Global, Inc. and Manuel Marquez Dorsch (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 0-50129)).

HUDSON GLOBAL, INC.
FORM 10-K
EXHIBIT INDEX

(10.23)*
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

(10.27)
Letter Agreement, dated as of May 16, 2013, between Hudson Global, Inc. and Sagard Capital Partners, L.P. (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated May 16, 2013 (File No. 0-50129)).

(10.28)*
Executive Agreement, dated as of November 28, 2014, between Hudson Global, Inc. and Latham Williams (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated December 4, 2014 (File No. 0-50129)).

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
(99.1)
Proxy Statement for the 2015 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2014; except to the extent specifically incorporated by reference, the Proxy Statement for the 2014 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

(101)
The following materials from Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement