Form 10-Q
period 2015-03-31
Hudson Global, Inc.
filed 2015-05-11
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-50129

HUDSON GLOBAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	59-3547281
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1325 Avenue of the Americas, New York, NY 10019
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 30, 2015
Common Stock - $0.001 par value	34,064,052

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$124,317	$144,167
Direct costs	76,413	90,138
Gross margin	47,904	54,029
Operating expenses:
Selling, general and administrative expenses	52,166	55,919
Depreciation and amortization	1,111	1,371
Business reorganization expenses	1,343	114
Operating income (loss)	(6,716)	(3,375)
Non-operating income (expense):
Interest income (expense), net	(80)	(139)
Other income (expense), net	13	(196)
Income (loss) from continuing operation before provision for income taxes	(6,783)	(3,710)
Provision for (benefit from) income taxes from continuing operations	(129)	402
Income (loss) from continuing operations	(6,654)	(4,112)
Income (loss) from discontinued operations, net of income taxes	(184)	(432)
Net income (loss)	$(6,838)	$(4,544)
Basic and diluted earnings (loss) per share:
Basic and diluted earnings (loss) per share from continuing operations	$(0.20)	$(0.13)
Basic and diluted earnings (loss) per share from discontinued operations	$(0.01)	$(0.01)
Basic and diluted earnings (loss) per share	$(0.21)	$(0.14)
Weighted-average shares outstanding:
Basic	33,053	32,641
Diluted	33,053	32,641
Comprehensive income (loss):
Net income (loss)	$(6,838)	$(4,544)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	(2,763)	1,029
Pension liability adjustment	(17)	(25)
Total other comprehensive income (loss), net of income taxes	(2,780)	1,004
Comprehensive income (loss)	$(9,618)	$(3,540)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$13,894	$33,989
Accounts receivable, less allowance for doubtful accounts of $944 and $986 respectively	79,509	74,079
Prepaid and other	7,805	9,604
Current assets of discontinued operations	476	1,249
Total current assets	101,684	118,921
Property and equipment, net	8,895	9,840
Deferred tax assets, non-current	6,033	5,648
Other assets, non-current	4,559	5,263
Total assets	$121,171	$139,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,529	$6,371
Accrued expenses and other current liabilities	46,025	54,065
Accrued business reorganization expenses	3,440	3,169
Current liabilities of discontinued operations	2,928	3,512
Total current liabilities	58,922	67,117
Deferred rent and tenant improvement contributions	5,240	5,899
Income tax payable, non-current	2,292	2,397
Other non-current liabilities	4,265	5,002
Total liabilities	70,719	80,415
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 34,089 and 33,671 shares, respectively	34	34
Additional paid-in capital	477,118	476,689
Accumulated deficit	(437,454)	(430,616)
Accumulated other comprehensive income, net of applicable tax	10,833	13,613
Treasury stock, 25 and 129 shares, respectively, at cost	(79)	(463)
Total stockholders’ equity	50,452	59,257
Total liabilities and stockholders' equity	$121,171	$139,672

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(6,838)	$(4,544)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,111	1,488
Provision for (recovery of) doubtful accounts	75	—
Provision for (benefit from) deferred income taxes	(346)	276
Stock-based compensation	533	496
Other, net	36	96
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(9,760)	(12,431)
Decrease (increase) in prepaid and other assets	1,781	(2,267)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4,718)	4,435
Increase (decrease) in accrued business reorganization expenses	(241)	(1,181)
Net cash (used in) operating activities	(18,367)	(13,632)
Cash flows from investing activities:
Capital expenditures	(695)	(1,498)
Net cash (used in) investing activities	(695)	(1,498)
Cash flows from financing activities:
Borrowings under credit agreements	18,625	4,119
Repayments under credit agreements	(18,555)	(4,050)
Repayment of capital lease obligations	(5)	(122)
Purchase of restricted stock from employees	(34)	(106)
Net cash provided by (used in) financing activities	31	(159)
Effect of exchange rates on cash and cash equivalents	(1,064)	21
Net decrease in cash and cash equivalents	(20,095)	(15,268)
Cash and cash equivalents, beginning of the period	33,989	37,378
Cash and cash equivalents, end of the period	$13,894	$22,110
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$64	$67
Cash payments during the period for income taxes, net of refunds	$(167)	$375

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2014	33,542	$34	$476,689	$(430,616)	$13,613	$(463)	$59,257
Net income (loss)	—	—	—	(6,838)	—	—	(6,838)
Other comprehensive income (loss), currency translation adjustments, net of applicable tax	—	—	—	—	(2,763)	—	(2,763)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	(17)	—	(17)
Purchase of restricted stock from employees	(12)	—	—	—	—	(34)	(34)
Issuance of shares for 401(k) plan contribution	116	—	(104)	—	—	418	314
Stock-based compensation	418	—	533	—	—	—	533
Balance at March 31, 2015	34,064	$34	$477,118	$(437,454)	$10,833	$(79)	$50,452

See accompanying notes to condensed consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION
These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2014.
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
Certain prior year amounts have been reclassified to conform to the current year presentation for discontinued operations. See Note 4 for further details regarding the discontinued operations reclassification.

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
The Company operates in 18 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. See Note 16 for further details regarding the reportable segments.
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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” ("ASU 2015-03") which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. The Company does not believe the impact of its pending adoption of ASU 2015-03 on the Company's consolidated financial statements will be material.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"), to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 also provides guidance for related footnote disclosures. ASU 2014-15 is effective for the Company beginning on January 1, 2016 with early adoption permitted. The Company does not believe the impact of its pending adoption of ASU 2014-15 on the Company's consolidated financial statements will be material.
In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification ("ASC") 718, "Compensation - Stock Compensation," as it relates to such awards. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. Accordingly, the standard is effective for the Company beginning on January 1, 2016. The Company does not believe the impact of its pending adoption of ASU 2014-12 on the Company's consolidated financial statements will be material.
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
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU No. 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Accordingly, the standard was effective for the Company beginning on January 1, 2015. The Company has adopted ASU 2014-08. In the current quarter the Company divested and exited certain business. Under the new guidance, the exited businesses did not reach the thresholds required to qualify as discontinued operations and as a result the operations remain within the Company's continuing operations for all periods presented.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

There are no other recently issued accounting pronouncements that have had, or that the Company believes will have, a material impact on the Company's consolidated financial statements.

NOTE 4 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets Held for Sale

In March 2015, the Company's management approved a plan to divest the U.S. information technology business ("US IT") within its Hudson Americas segment. The Company concluded the US IT business qualified for assets held for sale ("AHFS") in accordance with ASC No. 205 "Reporting Discontinued Operations" ("ASC 205") as of March 31, 2015. On May 8, 2015, the Company entered into an Asset Purchase Agreement (the “US IT Agreement”), with Mastech, Inc. to sell its US IT business for $17,000 in cash less the amount of deferred revenues relating to the US IT business at closing. The US IT Agreement provides that the Company will retain all working capital of the US IT business. As such, based on the terms of the US IT Agreement there were no relevant assets and liabilities of the US IT business to reclass as AHFS in accordance with ASC 205 as of March 31, 2015. See Note 17 for further discussion. Pre-tax loss of US IT in accordance with ASC 205 for the three months ended March 31, 2015 was $163 compared to a pre-tax profit of $473 for the same period in 2014.

Discontinued Operations

Effective November 9, 2014, the Company completed the sale of substantially all of the assets and certain liabilities of its Legal eDiscovery business in the U.S and U.K. to Document Technologies, LLC and DTI of London Limited. In addition in 2014, the Company ceased operations in Sweden, which was included within the Hudson Europe segment. The Company concluded that the divestiture of the Legal eDiscovery business and the cessation of operations in Sweden meet the criteria for discontinued operations set forth in ASC 205"(prior to ASU 2014-08)." The Company reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations and from segment results for all periods presented.

The carrying amounts of the classes of assets and liabilities from the Legal eDiscovery business and Sweden operations included in discontinued operations were as follows:

	March 31, 2015			December 31, 2014
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Total assets	$392	$84	$476	$1,156	$93	$1,249
Total liabilities	$2,779	$149	$2,928	$3,297	$215	$3,512

Reported results for the discontinued operations by period were as follows:

	Three Months Ended March 31, 2015
	eDiscovery	Sweden	Total
Revenue	$(1)	$—	$(1)
Gross margin	89	—	89
Reorganization expenses	363	(6)	357
Impairment charges	—	—	—
Operating income (loss), excluding gain (loss) from sale of business	(267)	(28)	(295)
Other non-operating income (loss), including interest	(8)	—	(8)
Gain (loss) from sale of discontinued operations	82	—	82
Income (loss) from discontinued operations before income taxes	(193)	(28)	(221)
Provision (benefit) for income taxes	(37)	—	(37)
Income (loss) from discontinued operations	$(156)	$(28)	$(184)

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31, 2014
	eDiscovery	Sweden	Total
Revenue	$17,010	$684	$17,694
Gross margin	3,043	457	3,500
Reorganization expenses	—	—	—
Impairment charges	—	—	—
Operating income (loss), excluding gain (loss) from sale of business	(125)	(176)	(301)
Other non-operating income (loss), including interest	(5)	(4)	(9)
Gain (loss) from sale of discontinued operations	—	—	—
Income (loss) from discontinued operations before income taxes	(130)	(180)	(310)
Provision (benefit) for income taxes	122	—	122
Income (loss) from discontinued operations	$(252)	$(180)	$(432)

NOTE 5 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	Three Months Ended March 31, 2015
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$86,580	$28,106	$9,631	$124,317
Direct costs (1)	73,616	485	2,312	76,413
Gross margin	$12,964	$27,621	$7,319	$47,904

	Three Months Ended March 31, 2014
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$102,169	$29,697	$12,301	$144,167
Direct costs (1)	86,795	486	2,857	90,138
Gross margin	$15,374	$29,211	$9,444	$54,029

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. As of March 31, 2015, there were 1,694,613 shares of the Company’s common stock available for future issuance under the ISAP.
A summary of the quantity and vesting conditions for stock-based awards granted to the Company's employees for the three months ended March 31, 2015 was as follows:

Vesting conditions	Number of Shares of Restricted Stock Granted	Number of Restricted Stock Units Granted	Total
Performance and service conditions (1) (2)	590,100	105,400	695,500

(1)	The performance conditions with respect to restricted stock may be satisfied as follows:

(a)
For employees from North America 50% of the shares of restricted stock may be earned on the basis of performance as measured by a “EBITDA Ratio,” and 50% of the shares of restricted stock may be earned on the basis of performance as measured by a “Gross Margin Ratio”;

(b)
For employees from APAC and Europe 80% of the shares of restricted stock may be earned on the basis of performance as measured by a “EBITDA Ratio,” and 20% of the shares of restricted stock may be earned on the basis of performance as measured by a “Gross Margin Ratio”; and

(c)
For employees from Corporate office 80% of the shares of restricted stock may be earned on the basis of performance as measured by a “EBITDA Ratio,” and 20% of the shares of restricted stock may be earned on the basis of performance as measured by a “Corporate Costs Ratio.”

(2)	To the extent shares are earned on the basis of performance, such shares will vest on the basis of service as follows:

(a)	One-third of the shares vest on first anniversary;

(b)	One-third of the shares vest on second anniversary; and

(c)	One-third of the shares vest on third anniversary; provided that, in each case, the employee remains employed by the Company from the grant date through the applicable service vesting date.
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. During the three months ended March 31, 2015, the Company granted 39,264 restricted stock units to its non-employee directors pursuant to the Director Plan.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

For the three months ended March 31, 2015 and 2014, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units was as follows:

	Three Months Ended March 31,
	2015	2014
Stock options	$—	$57
Restricted stock	385	409
Restricted stock units	148	30
Total	$533	$496

Stock Options
As of March 31, 2015, the Company had no unrecognized stock-based compensation expense related to outstanding unvested stock options.
Changes in the Company’s stock options for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	756,800	$8.78	800,350	$9.15
Expired/forfeited	(109,000)	13.25	(14,050)	13.64
Options outstanding at March 31,	647,800	8.03	786,300	9.07
Options exercisable at March 31,	647,800	$8.03	586,300	$10.40

Restricted Stock
As of March 31, 2015, the Company had approximately $2,365 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock. The Company expects to recognize that cost over a weighted average service period of 1.76 years.
Changes in the Company’s restricted stock for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	803,999	$3.00	997,802	$3.00
Granted	590,100	2.84	5,000	3.87
Vested	(132,775)	3.50	(143,645)	5.75
Forfeited	(171,622)	3.17	(435,896)	2.30
Unvested restricted stock at March 31,	1,089,702	$2.82	423,261	$2.80

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Restricted Stock Units
 As of March 31, 2015, the Company had approximately $364 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.8 years.
Changes in the Company’s restricted stock units for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	119,940	$3.57	115,869	$3.65
Granted	144,664	2.84	—	—
Vested	(56,310)	2.95	(2,792)	3.16
Forfeited	(42,500)	3.21	(48,160)	2.42
Unvested restricted stock units at March 31,	165,794	$3.24	64,917	$4.58

Defined Contribution Plan and Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock to the 401(k) plan. Vesting of the Company’s contribution occurs over a five-year period. For the three months ended March 31, 2015 and 2014, the Company’s current year expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	Three Months Ended
	March 31,
($ in thousands, except otherwise stated)	2015	2014
Expense recognized for the 401(k) plan	$75	$162
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	116	—
Market value per share of the Company's common stock on contribution date (in dollars)	$2.71	$—
Non-cash contribution made for employer matching liability	$314	$—
Additional cash contribution made for employer-matching liability	$—	$—
Total contribution made for employer-matching liability	$314	$—

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Effective Tax Rate
The benefit from income taxes for the three months ended March 31, 2015 was $129 on a pre-tax loss from continuing operations of $6,783, compared to a provision for income taxes of $402 on pre-tax loss from continuing operations of $3,710 for the same period in 2014. The Company’s effective income tax rate was positive 1.9% and negative 10.8% for the three months ended March 31, 2015 and 2014, respectively. For three months ended March 31, 2015, the effective tax rate differed from the U.S. Federal statutory rate of 35% due to the inability of the Company to recognize tax benefits on losses in the U.S. and tax provision recorded for certain foreign jurisdictions where the Company has positive earnings. For the three months ended March 31, 2014, the effective tax rate differed from the U.S. Federal statutory rate of 35% due primarily to the Company's inability to benefit from losses in the U.S. and certain foreign jurisdictions.
Uncertain Tax Positions
As of March 31, 2015 and December 31, 2014, the Company had $2,292 and $2,397, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $529 and $554 as of March 31, 2015 and December 31, 2014, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) and totaled to a provision of $14 and a benefit of $5 for the three months ended March 31, 2015 and 2014, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of March 31, 2015, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2011
Majority of U.S. state and local jurisdictions	2010
United Kingdom	2013
Australia	2010
Majority of other non-U.S. jurisdictions	2009
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of March 31, 2015, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $500 to $700 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

NOTE 8 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money”, unvested restricted stock and unvested restricted stock units. The dilutive impact of stock options, unvested restricted stock, and unvested restricted stock units is determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period; or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the market conditions are met.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Earnings (loss) per share ("EPS"):
EPS - basic and diluted:
Income (loss) from continuing operations	$(0.20)	$(0.13)
Income (loss) from discontinued operations	(0.01)	(0.01)
Net income (loss)	$(0.21)	$(0.14)
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(6,654)	$(4,112)
Income (loss) from discontinued operations	(184)	(432)
Net income (loss)	$(6,838)	$(4,544)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	33,053	32,641
Common stock equivalents: stock options and other stock-based awards (a)	—	—
Weighted average number of common stock outstanding - diluted	33,053	32,641

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three months ended March 31, 2015 and 2014 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2015	2014
Unvested restricted stock	1,089,702	423,261
Unvested restricted stock units	165,794	64,917
Stock options	647,800	786,300
Total	1,903,296	1,274,478

NOTE 9 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
Included under the caption "Other assets":
Collateral accounts	$115	$618
Rental deposits	649	802
Total amount under the caption "Other assets":	$764	$1,420
Included under the caption "Prepaid and other":
Client guarantees	$42	$52
Other	133	123
Total amount under the caption "Prepaid and other"	$175	$175
Total restricted cash	$939	$1,595

Collateral accounts primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy. The rental deposits with banks include amounts held as guarantees for the rent on the Company’s offices in the Netherlands and rental deposits from subtenants in the United Kingdom ("U.K."). Client guarantees were held in banks in Belgium as deposits for various client projects. Other primarily includes social tax payment reserves, which were held with banks for employee social tax payments required by law in the Netherlands.

NOTE 10 – PROPERTY AND EQUIPMENT, NET
As of March 31, 2015 and December 31, 2014, property and equipment, net, was as follows:

	March 31, 2015	December 31, 2014
Computer equipment	$8,223	$8,806
Furniture and equipment	4,588	5,352
Capitalized software costs	24,425	25,228
Leasehold improvements	20,150	21,368
	57,386	60,754
Less: accumulated depreciation and amortization	48,491	50,914
Property and equipment, net	$8,895	$9,840

The Company had expenditures of approximately $240 and $1,006 for acquired property and equipment, mainly consisting of software and leasehold improvements, which had not been placed in service as of March 31, 2015 and December 31, 2014, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014. A summary of the Company’s equipment acquired under capital lease agreements were as follows:

	March 31, 2015	December 31, 2014
Capital lease obligation, current	$82	$77
Capital lease obligation, non-current	$303	$348

The Company did not acquire any property and equipment under capital lease agreements during the three months ended March 31, 2015 and 2014. Capital expenditures for the three months ended March 31, 2015 and 2014 included $0 and $630, respectively, of landlord-funded tenant improvements for the Company's leased properties in Perth and Melbourne, Australia.

NOTE 11 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption "Other Assets" in the accompanying Condensed Consolidated Balance Sheets, as of March 31, 2015 and December 31, 2014. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

Carrying Value
2015
Goodwill, January 1,	$2,028
Currency translation	—
Goodwill, March 31,	$2,028

NOTE 12 – BUSINESS REORGANIZATION EXPENSES

During the first quarter of 2015, the Company initiated certain strategic actions requiring business reorganization expenses ("2015 Exit Plan"). These strategic actions and approved business reorganization expenses were:

•
In February 2015, the Company's management approved the exit of operations in certain countries within Central and Eastern Europe (Ukraine, Czech Republic and Slovakia). Business reorganization expenses of up to $855 were approved by management.

•
In March 2015, the Company's management approved a plan for the divestiture of the Company's U.S. IT business (See Note 4 for further details). Business reorganization expenses of up to $420 were approved by management.

•	In March 2015, the Company's management approved the exit of operations in Luxembourg. Business reorganization expenses of up to $300 were approved by management.

Business exit costs associated with the 2015 Exit Plan primarily consisted of employee termination benefits and costs for elimination of contracts for certain discontinued services and locations.

The Board previously approved other reorganization plans in 2014 (“Previous Plans”) to streamline the Company’s support operations and included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations.

For the three months ended March 31, 2015, restructuring charges associated with these initiatives primarily included employee separation costs for 51 positions in Europe and the Americas and lease termination payments for rationalized offices in the U.S. and Europe under the 2015 Exit Plan and Previous Plans. Business reorganization expenses for the three months ended March 31, 2015 and 2014 by plan were as follows:

	Three Months Ended March 31,
	2015	2014
Previous Plans	$534	$114
2015 Exit Plan	809	—
Total reorganization expenses in continuing operations	$1,343	$114

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to Previous Plans that were incurred or recovered during the three months ended March 31, 2015. The amounts in the “Changes in Estimate” and “Additional Charges” columns are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss). Amounts in the “Payments” column represent primarily the cash payments associated with the Previous Plans. Changes in the accrued business reorganization expenses for the three months ended March 31, 2015 were as follows:

For The Three Months Ended March 31, 2015	December 31, 2014	Changes in Estimate	Additional Charges	Payments	March 31, 2015
Lease termination payments	$1,992	$—	$429	$(525)	$1,896
Employee termination benefits	1,772	—	736	(744)	1,764
Other associated costs	—	—	178	(178)	—
Total	$3,764	$—	$1,343	$(1,447)	$3,660

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Consulting, Employment and Non-compete Agreements
The Company has entered into various consulting and employment agreements with certain key members of management. These agreements generally (i) are one year in length, (ii) contain restrictive covenants, (iii) under certain circumstances, provide for compensation and, subject to providing the Company with a release, severance payments, and (iv) are automatically renewed annually unless either party gives sufficient notice of termination.
Litigation and Complaints
The Company is subject, from time to time, to various claims, lawsuits, contracts disputes and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities arising in the ordinary course of business. In addition, see Note 17 for a description of a potential dispute between the Company and its Chief Executive Officer for amounts owed under his employment agreement. The Company routinely monitors claims such as these, and records provisions for losses when the claim becomes probable and the amount due is estimable. Although the outcome of these claims cannot be determined, the Company believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $331 and $376 as of March 31, 2015 and December 31, 2014, respectively.
Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The asset retirement obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Total asset retirement obligations	$2,205	$2,461

NOTE 14 – CREDIT AGREEMENTS

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary (“U.K. Borrower”) entered into a receivables finance agreement for an asset-based lending funding facility (the “Lloyds Agreement”) with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, “Lloyds”). The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $22,229 (£15,000). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $17,783 (£12,000) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $4,446 (£3,000) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post tax profits; and (4) at the end of each month, there must be a minimum excess availability of $2,964 (£2,000).
The details of the Lloyds Agreement as of March 31, 2015 were as follows:

March 31, 2015
Borrowing capacity	$12,706
Less: outstanding borrowing	—
Additional borrowing availability	$12,706
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of March 31, 2015.

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

After the sale of the Company’s Legal eDiscovery business on November 9, 2014, the aforementioned borrowing limit was reduced to $5,000 (subject to a borrowing base and an availability block). The availability block was $2,000 prior to the sale of the Company's Legal eDiscovery business and decreased to $1,000 after the sale of the Company’s Legal eDiscovery business. The availability block will be eliminated on the date on which the U.S. Borrower notifies Siena that the U.S. Borrower’s Fixed Charge Coverage Ratio is equal to or greater than 1.1x on a trailing six month basis. Extensions of credit are based on borrowing base calculated on a percentage of the eligible accounts receivable less required reserves related to the U.S. operations. The term of the Siena Agreement is three years expiring on August 1, 2017. Borrowings may be made with an interest rate based on a base rate (with a floor of 3.25%) plus 1.75%. The interest rate for letters of credit is 4.5% on face amount of each letter of credit issued and outstanding. Borrowings under the Siena Agreement are secured by substantially all of the assets of the U.S. Borrower. Upon the completion of the sale of US IT, the Company may exercise its right to exit the facility subject to a facility exit fee of 2.0% or $100.

The Siena Agreement contains various restrictions and covenants including (1) a requirement that the U.S. Borrower maintain a Fixed Charge Coverage Ratio of equal to or greater than 1.1x after the date on which the U.S. Borrower notifies Siena that the U.S. Borrower’s Fixed Charge Coverage Ratio is equal to or greater than 1.1x on a trailing six month basis; (2) a limit on the payment of dividends by the U.S. Borrower; (3) restrictions on the ability of the U.S. Borrower to incur additional debt, acquire, merge or otherwise change the ownership of the U.S. Borrower; (4) restrictions on investments and acquisitions; and (5) restrictions on dispositions of assets.
The details of the Siena Agreement as of March 31, 2015 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

March 31, 2015
Borrowing base	$2,563
Less: adjustments to the borrowing base
Minimum availability	(1,000)
Outstanding letters of credits	(385)
Adjusted borrowing base	1,178
Less: outstanding borrowing	—
Additional borrowing availability	$1,178
Interest rates on outstanding borrowing	5.00%

The Company was in compliance with all financial covenants under the Siena Agreement as of March 31, 2015.

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
The Facility Agreement provides three tranches: (1) an invoice discounting facility of up to $7,607 (AUD10,000) (“Tranche A”) for an Australian subsidiary of the Company, the availability under which facility is based on an agreed percentage of eligible accounts receivable; (2) an overdraft facility of up to $1,494 (NZD2,000) (“Tranche B”) for a New Zealand subsidiary of the Company; and (3) a financial guarantee facility of up to $3,804 (AUD5,000) (“Tranche C”) for the Australian subsidiary.
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
The details of the Facility Agreement as of March 31, 2015 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

March 31, 2015
Tranche A:
Borrowing capacity	$7,607
Less: outstanding borrowing	—
Additional borrowing availability	$7,607
Interest rates on outstanding borrowing	4.49%
Tranche B:
Borrowing capacity	$1,494
Less: outstanding borrowing	—
Additional borrowing availability	$1,494
Interest rates on outstanding borrowing	8.28%
Tranche C:
Financial guarantee capacity	$3,804
Less: outstanding financial guarantee requested	(2,338)
Additional availability for financial guarantee	$1,466
Interest rates on financial guarantee requested	2.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including: (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $13,312 (AUD17,500); (2) a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries. The Company was in compliance with all financial covenants under the Facility Agreement as of March 31, 2015.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium and Singapore. As of March 31, 2015, the Netherlands subsidiary could borrow up to $1,597 (€1,487) based on an agreed percentage of accounts receivable related to its operations. This facility terminated upon sale of the Netherlands business. The Belgium subsidiary has a $1,074 (€1,000) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.50% as of March 31, 2015. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one-year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $364 (SGD500) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on March 31, 2015. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. There were no outstanding borrowings under the Belgium, the Netherlands, and Singapore lending agreements as of March 31, 2015.
The average aggregate monthly outstanding borrowings under the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium, the Netherlands and Singapore were $1,547 for the three months ended March 31, 2015. The weighted average interest rate on all outstanding borrowings for the three months ended March 31, 2015 was 3.99%.
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	March 31,	December 31,
	2015	2014
Foreign currency translation adjustments	$10,724	$13,485
Pension plan obligations	109	128
Accumulated other comprehensive income (loss)	$10,833	$13,613

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

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Elimination	Total
For The Three Months Ended March 31, 2015
Revenue, from external customers	$10,978	$53,139	$60,200	$—	$—	$124,317
Inter-segment revenue	—	—	14	—	(14)	—
Total revenue	$10,978	$53,139	$60,214	$—	$(14)	$124,317
Gross margin, from external customers	$4,621	$20,876	$22,407	$—	$—	$47,904
Inter-segment gross margin	(7)	(31)	37	—	1	—
Total gross margin	$4,614	$20,845	$22,444	$—	$1	$47,904
Business reorganization expenses	$421	$8	$880	$34	$—	$1,343
EBITDA (loss) (a)	$(1,620)	$804	$(2,150)	$(2,626)	$—	$(5,592)
Depreciation and amortization	102	671	228	110	—	1,111
Intercompany interest income (expense), net	—	—	(130)	134	(4)	—
Interest income (expense), net	(33)	(42)	(5)	—	—	(80)
Income (loss) from continuing operations before income taxes	$(1,755)	$91	$(2,513)	$(2,602)	$(4)	$(6,783)
As of March 31, 2015
Accounts receivable, net	$6,934	$31,957	$40,618	$—	$—	$79,509
Long-lived assets, net of accumulated depreciation and amortization	$535	$7,300	$2,073	$989	$—	$10,897
Total assets	$9,423	$49,300	$58,811	$3,637	$—	$121,171

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended March 31, 2014
Revenue, from external customers	$12,244	$56,430	$75,493	$—	$—	$144,167
Inter-segment revenue	—	—	78	—	(78)	—
Total revenue	$12,244	$56,430	$75,571	$—	$(78)	$144,167
Gross margin, from external customers	$4,502	$20,911	$28,616	$—	$—	$54,029
Inter-segment gross margin	(3)	(70)	73	—	—	—
Total gross margin	$4,499	$20,841	$28,689	$—	$—	$54,029
Business reorganization expenses	$91	$—	$23	$—	$—	$114
EBITDA (loss) (a)	$(456)	$(305)	$688	$(2,127)	$—	$(2,200)
Depreciation and amortization	119	745	345	162	—	1,371
Intercompany interest income (expense), net	—	—	(130)	130	—	—
Interest income (expense), net	(2)	(42)	11	(106)	—	(139)
Income (loss) from continuing operations before income taxes	$(577)	$(1,092)	$224	$(2,265)	$—	$(3,710)
As of March 31, 2014
Accounts receivable, net	$16,494	$31,258	$51,068	$—	$—	$98,820
Long-lived assets, net of accumulated depreciation and amortization	$588	$9,550	$3,528	$602	$—	$14,268
Total assets	$19,688	$58,223	$76,718	$4,870	$—	$159,499

(a)
Securities and Exchange Commission ("SEC") Regulation S-K Item 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company's operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with U.S. GAAP or as a measure of the Company's profitability.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the three months ended March 31, 2015 and 2014 and long-lived assets and net assets by geographic area as of March 31, 2015 and 2014 were as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended March 31, 2015
Revenue (a)	$38,341	$39,042	$10,826	$21,858	$14,098	$152	$124,317
For The Three Months Ended March 31, 2014
Revenue (a)	$48,469	$42,448	$12,019	$27,024	$13,982	$225	$144,167
As of March 31, 2015
Long-lived assets, net of accumulated depreciation and amortization (b)	$1,744	$4,630	$1,512	$321	$2,671	$19	$10,897
Net assets	$15,141	$11,633	$3,742	$8,866	$11,088	$(18)	$50,452
As of March 31, 2014
Long-lived assets, net of accumulated depreciation and amortization (b)	$2,977	$5,968	$1,163	$543	$3,582	$35	$14,268
Net assets	$22,170	$18,510	$10,618	$8,653	$11,071	$210	$71,232

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 17 – SUBSEQUENT EVENTS

US IT Business

In March 2015, the Company's management approved a plan to divest the US IT business within its Hudson Americas segment. The Company concluded, the US IT business qualified for AHFS in accordance with ASC 205 as of March 31, 2015. On May 8, 2015, the Company entered into the US IT Agreement with Mastech, Inc. to sell its US IT business for $17,000 in cash at closing less the amount of deferred revenues relating to the US IT business. The US IT Agreement provides that the Company will retain all working capital and pre-closing liabilities of the US IT business. As of March 31, 2015, the working capital of the US IT business was $4,744 in total assets and $1,721 in total liabilities, excluding deferred revenues of $156. Total Assets were primarily made up of Accounts Receivable, net of $4,656. The US IT Agreement contains customary closing conditions and indemnification obligations of the Company. The Company expects to complete the sale in the second quarter of 2015 and record a gain on the transaction.
Netherlands

On April 7, 2015, the Company's Board of Directors authorized management to divest the Company's Netherlands business, within its Hudson Europe Segment. As such, the Company determined the Netherlands business has met the criteria for AHFS as of April 9, 2015.

On May 7, 2015, the Company entered into a Share Purchase Agreement and completed the sale of its Netherlands business, with InterBalance Group B.V., effective April 30, 2015, to sell its Netherlands business in a management buyout for an estimated $9,132 (€8,087) in cash, subject to a customary working capital adjustment. The Company expects to record between a break even or loss of $1,000 on the sale in the second quarter which includes approximately $6,600 in non-cash accumulated foreign currency translation losses as of March 31, 2015. Pre-tax profit in accordance with ASC 205 for the three months ended March 31, 2015 was $356 compared to $342 for the same period in 2014. The carrying amounts of the major class of assets and liabilities were as follows:

March 31, 2015
Cash and cash equivalents	$1,520
Account receivable, net	6,864
Other assets	580
Total assets	$8,964
Total liabilities	$5,555

Potential Costs Associated Upon Termination or Change in Control

  The Company’s stock plan agreements provide that a change in control of the Company will occur if, among other things, individuals who were directors as of the date of the agreement and any new director whose appointment or election was approved or recommended by a vote of at least two-thirds of the directors then in office who were either directors on the date of the agreement or whose appointment or election was previously so approved or recommended (each, a “continuing director”) cease to constitute a majority of the Company’s directors.  A change in control of the Company may occur as of the 2015 annual meeting under these agreements because continuing directors may cease to constitute a majority of our directors. As a result, certain compensation and benefits, including vesting of equity awards, may be triggered effective as of the 2015 annual meeting to be held on June 15, 2015.  The Company estimates that this amount could be up to approximately $3,000 in additional expense in the second quarter.

In addition, the Company has incurred compensation and benefits obligations to its Chief Executive Officer, Manuel Marquez, under his employment agreement in connection with the Company providing Mr. Marquez notice of non-renewal of his employment agreement, which is treated as a termination of his employment without cause. The Company has accrued $665 as of March 31, 2015 in connection with compensation and benefits Mr. Marquez is entitled upon a termination without cause. Mr. Marquez does not agree with this treatment of compensation and benefits under his employment agreement and has

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

requested additional amounts of up to approximately $2,000. The Company does not agree with Mr. Marquez’s interpretation of the employment agreement and intends to vigorously defend against any claim for additional amounts.

Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Item 1 of this Form 10-Q. The reader should also refer to the Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2014. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 16 of this Form 10-Q to the Condensed Consolidated Financial Statements for EBITDA segment reconciliation information.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Recent Accounting Pronouncements

•	Forward-Looking Statements

Executive Overview

The Company has expertise in recruiting mid-level professional talent across all management disciplines in a wide range of industries. The Company matches clients and candidates to address client needs on a part time, full time and interim basis. Part of that expertise is derived from research on hiring trends and the Company's clients’ current successes and challenges with their staff. This research has helped enhance the Company's understanding about the number of new hires that do not meet its clients’ long-term goals, the reasons why, and the resulting costs to the Company's clients. With operations in 18 countries, and relationships with specialized professionals around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company's focus is to continually upgrade its service offerings, delivery capability and assessment tools to make candidates more successful in achieving its clients' business requirements.

The Company’s proprietary frameworks, assessment tools and leadership development programs, coupled with its broad geographic footprint, have allowed the Company to design and implement regional and global recruitment solutions that the Company believes greatly enhance the quality of its client's hiring.
To accelerate the implementation of the Company's strategy, the Company engaged in the following initiatives:
•Investing in the core businesses and practices that present the greatest potential for profitable growth.
•Further improve the Company’s cost structure and efficiency of its support functions and infrastructure.
•Build and differentiate the Company's brand through its unique talent solutions offerings.

Strategic Actions
During the current quarter, the Company continued to execute on strategic actions in its previously announced efforts to focus on its core business lines and growth opportunities. These actions included:

•
On May 7, 2015 the Company completed the sale of its Netherlands business to Interbalance Group B.V., effective April 30, 2015, in a management buyout for an estimated $9.1 million (€8.1 million) in cash, subject to a customary working capital adjustment. See Note 17 to the Condensed Consolidated Financial Statements for additional information.

Index

•
On May 8, 2015 the Company entered into an Asset Purchase Agreement with Mastech, Inc. to sell its U.S. information technology ("US IT") business for $17 million in cash at closing less the amount of deferred revenues relating to the US IT business. See Note 17 to the Condensed Consolidated Financial Statements for additional information.

•
Ceasing its non-profitable operations in Central and Eastern Europe (Ukraine, Czech Republic and Slovakia). The Company also approved the exit of operations in Luxembourg, which the Company expects to cease operations during the course of 2015. For the full year 2014, operations in these countries generated a total of $2.9 million, $2.3 million and $0.5 million in revenue, gross margin and EBITDA loss, respectively.

Discontinued Operations
During 2014, the Company completed the sale of substantially all of the assets and certain liabilities of the Legal eDiscovery business in the U.S and U.K. to Document Technologies, LLC and DTI of London Limited. In addition, the Company ceased its operations in Sweden within the Hudson Europe segment. The results of these operations have been reclassified to discontinued operations for all periods presented and have been excluded from continuing operations and from segment results for all periods presented in accordance with the provisions of ASC 205-20-45 “Reporting Discontinued Operations.” See Note 4 to the Condensed Consolidated Financial Statements for additional information.
The current year divestitures of businesses through sale or exit as discussed above do not qualify for discontinued operations treatment and, as such, these operations remain in continuing operations for all periods presented.
Current Market Conditions
Economic conditions in most of the world's major markets remain mixed. Conditions in Europe have shown improvement with GDP growth in most of the major markets, as well as forecasted GDP growth for 2015. Australia faces a slow growth outlook for 2015 while growth outlook for Asia remains strong in China, Singapore and Hong Kong. The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for the Company's services.
The Company achieved mixed financial performance for the first quarter 2015 in most of the major markets in which it operates. On a constant currency basis, the Company’s first quarter 2015 revenue declined by 3.3% compared to the same period in 2014. Despite the revenue decline, the Company's gross margin remained flat with the prior year quarter. The decline in revenue was primarily driven by Hudson Europe with a 9.3% decline. Declines in Hudson Europe were primarily driven by operations in the United Kingdom. Revenue declines in Hudson Europe were partially offset by Hudson Asia Pacific, which increased by 6.4% due to strong recruitment results in the quarter.
Financial Performance
The following is a summary of the highlights for the three months ended March 31, 2015 and 2014. This summary should be considered in the context of the additional disclosures in this MD&A.

•
Revenue was $124.3 million for the three months ended March 31, 2015, compared to $144.2 million for the same period in 2014, a decrease of $19.9 million, or 13.8%. On a constant currency basis, the Company's revenue decreased $4.2 million, or 3.3%. Contracting revenue decreased $4.9 million (down 5.3% compared to the same period in 2014). The decrease in contracting revenue was partially offset by an increase in permanent recruitment revenue of $1.4 million (up 5.0% compared to the same period in 2014).

•
Gross margin was $47.9 million for the three months ended March 31, 2015, compared to $54.0 million for the same period in 2014, a decrease of $6.1 million, or 11.3%. On a constant currency basis, gross margin decreased $0.1 million, or 0.2%. An increase of $1.3 million in permanent recruitment gross margin (up 4.9% compared to the same period in 2014) was offset by decreases of $0.8 million in temporary recruitment gross margin (down 5.9% compared to the same period in 2014) and $0.6 million in talent management gross margin (down 8.0% compared to the same period in 2014).

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) were $52.2 million for the three months ended March 31, 2015, compared to $56.1 million for the same period in 2014, a decrease of $4.0 million, or 7.1%. On a constant currency basis, SG&A and Non-Op increased $1.8 million, or 3.6%. SG&A and Non-Op, as a percentage of revenue, were 42.0% for the three months ended March 31, 2015, compared to 39.2% for the same period in 2014.

Index

•
Business reorganization expenses were $1.3 million for the three months ended March 31, 2015, compared to $0.1 million for the same period in 2014, an increase of approximately $1.2 million on both a reported and constant currency basis.

•
EBITDA loss was $5.6 million for the three months ended March 31, 2015, compared to EBITDA loss of $2.2 million for the same period in 2014, an increase in EBITDA loss of $3.4 million. On a constant currency basis, EBITDA loss increased $3.1 million.

•
Net loss was $6.8 million for the three months ended March 31, 2015, compared to a net loss of $4.5 million for the same period in 2014, an increase in net loss of $2.2 million on both a reported and constant currency basis.

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Hudson Americas	$10,978	$12,244	$(26)	$12,218
Hudson Asia Pacific	53,139	56,430	(6,508)	49,922
Hudson Europe	60,200	75,493	(9,102)	66,391
Total	$124,317	$144,167	$(15,636)	$128,531
Gross margin:
Hudson Americas	$4,621	$4,502	$(24)	$4,478
Hudson Asia Pacific	20,876	20,911	(2,052)	18,859
Hudson Europe	22,407	28,616	(3,960)	24,656
Total	$47,904	$54,029	$(6,036)	$47,993
SG&A and Non-Op (a):
Hudson Americas	$5,812	$4,865	$(28)	$4,837
Hudson Asia Pacific	20,034	21,145	(1,876)	19,269
Hudson Europe	23,713	27,977	(3,887)	24,090
Corporate	2,594	2,128	—	2,128
Total	$52,153	$56,115	$(5,791)	$50,324
Business reorganization expenses:
Hudson Americas	$421	$91	$—	$91
Hudson Asia Pacific	8	—	—	—
Hudson Europe	880	23	(2)	21
Corporate	34	—	—	—
Total	$1,343	$114	$(2)	$112
Operating income (loss):
Hudson Americas	$(1,429)	$(206)	$(4)	$(210)
Hudson Asia Pacific	212	(635)	(104)	(739)
Hudson Europe	(1,131)	1,515	(188)	1,327
Corporate	(4,368)	(4,049)	1	(4,048)
Total	$(6,716)	$(3,375)	$(295)	$(3,670)
Net income (loss), consolidated	$(6,838)	$(4,544)	$(67)	$(4,611)
EBITDA (loss) from continuing operations (b):
Hudson Americas	$(1,620)	$(456)	$2	$(454)
Hudson Asia Pacific	804	(305)	(164)	(469)
Hudson Europe	(2,150)	688	(82)	606
Corporate	(2,626)	(2,127)	(4)	(2,131)
Total	$(5,592)	$(2,200)	$(248)	$(2,448)

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
Use of EBITDA (Non-GAAP measure)
Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. Management also considers EBITDA to be the best indicator of operating performance and most comparable measure across the regions in which the Company operates. Management also uses this measure to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, or net income prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) or as a measure of the Company’s profitability. EBITDA is derived from net income (loss) adjusted for the provision for (benefit from) income taxes, interest expense (income), and depreciation and amortization.

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended
	March 31,
$ in thousands	2015	2014
Net income (loss)	$(6,838)	$(4,544)
Adjustment for income (loss) from discontinued operations, net of income taxes	(184)	(432)
Income (loss) from continuing operations	$(6,654)	$(4,112)
Adjustments to net income (loss) from continuing operations
Provision for (benefit from) income taxes	(129)	402
Interest expense, net	80	139
Depreciation and amortization expense	1,111	1,371
Total adjustments from net income (loss) to EBITDA (loss)	1,062	1,912
EBITDA (loss) from continuing operations	$(5,592)	$(2,200)

Index

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin as a percentage of revenue for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
$ in thousands	As reported	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Revenue:
Hudson Americas	$8,039	$9,625	$—	$9,625
Hudson Asia Pacific	35,676	39,268	(4,916)	34,352
Hudson Europe	42,865	53,276	(5,806)	47,470
Total	$86,580	$102,169	$(10,722)	$91,447
Gross margin:
Hudson Americas	$1,791	$1,941	$—	$1,941
Hudson Asia Pacific	4,578	4,946	(620)	4,326
Hudson Europe	6,595	8,487	(981)	7,506
Total	$12,964	$15,374	$(1,601)	$13,773
Gross margin as a percentage of revenue:
Hudson Americas	22.3%	20.2%	N/A	20.2%
Hudson Asia Pacific	12.8%	12.6%	N/A	12.6%
Hudson Europe	15.4%	15.9%	N/A	15.8%
Total	15.0%	15.0%	N/A	15.1%

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

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended March 31,
	2015	2014	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Revenue	$11.0	$12.2	$(1.3)	(10.3)%

For the three months ended March 31, 2015, temporary contracting revenue decreased $1.6 million, or 16.5%, as compared to the same period in 2014. Permanent recruitment revenue increased $0.3 million for the three months ended March 31, 2015, or 12.3%, as compared to the same period in 2014.

The decline in temporary contracting revenue was primarily in IT, which decreased $1.8 million, or 19.2%, due to a decrease in billable contractor volume. The decline in IT contracting revenue was partially offset by continued growth in the Company's RPO practice of $0.6 million, or 19.6%.
Gross Margin

	Three Months Ended March 31,
	2015	2014	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Gross margin	$4.6	$4.5	$0.1	2.6%
Gross margin as a percentage of revenue	42.1%	36.8%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	22.3%	20.2%	N/A	N/A

For the three months ended March 31, 2015, temporary contracting gross margin decreased $0.2 million, or 7.7%, as compared to the same period in 2014. Temporary contracting gross margin remained relatively flat as higher margin RPO temporary contracting revenue offset declines in the IT practice. Permanent recruitment gross margin increased $0.3 million, or 10.5%, as compared to the same period in 2014. The increase in permanent recruitment gross margin was driven by the RPO practice, which increased $0.4 million, or 17.8%, as compared to the same period in 2014.

For the three months ended March 31, 2015, total gross margin as a percentage of revenue was 42.1%, as compared to 36.8% for the same period in 2014. The improvement was principally due to an increase in higher margin RPO business as compared to the same period in 2014.

Index

Selling, General and Administrative Expenses and Non-Operating Income (Expense) (“SG&A and Non-Op”)

	Three Months Ended March 31,
	2015	2014	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
SG&A and Non-Op	$5.8	$4.9	$0.9	19.5%
SG&A and Non-Op as a percentage of revenue	52.9%	39.7%	N/A	N/A

For the three months ended March 31, 2015, SG&A and Non-Op increased as compared to the same period in 2014 due to an increase in consultant head count in the RPO practice and a proportion of stranded administrative expenses being allocated to the discontinued Legal eDiscovery business in 2014. Excluding the impact of discontinued operations, SG&A and Non-Op decreased $1.9 million, or 24.6%, as the Company continues to eliminate stranded costs associated with the divestiture of the Legal eDiscovery business.
For the three months ended March 31, 2015, SG&A and Non-Op, as a percentage of revenue, was 52.9%, as compared to 39.7% for the same period in 2014. The increase in SG&A and Non-Op, as a percentage of revenue, for the three months ended March 31, 2015 was due to the factors described above.

Business Reorganization Expenses

For the three months ended March 31, 2015, business reorganization expenses were approximately $0.4 million, as compared to $0.1 million for the same period in 2014. The business reorganization expenses incurred for the three months ended March 31, 2015 were primarily related to severance costs associated with the Company's divestiture of the US IT business.
Operating Income and EBITDA

	Three Months Ended March 31,
	2015	2014	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Operating income (loss), where applicable	$(1.4)	$(0.2)	$(1.2)	(593.7)%
EBITDA (loss), where applicable	$(1.6)	$(0.5)	$(1.2)	(255.3)%
EBITDA (loss) as a percentage of revenue	(14.8)%	(3.7)%	N/A	N/A
For the three months ended March 31, 2015, EBITDA loss was $1.6 million, or 14.8%, of revenue, as compared to EBITDA loss of $0.5 million, or 3.7% of revenue, for the same period in 2014. The increase in EBITDA loss for the three months ended March 31, 2015 was principally due to stranded SG&A and Non-Op costs and reorganization expenses as described above.
For the three months ended March 31, 2015, operating loss was $1.4 million, as compared to $0.2 million for the same period in 2014. The difference between operating loss and EBITDA (loss) for each of the three months ended March 31, 2015 and 2014 was principally due to corporate management fees and depreciation.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended March 31,
	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Revenue	$53.1	$49.9	$3.2	6.4%

For the three months ended March 31, 2015, temporary contracting and permanent recruitment revenue increased $1.3 million and $2.1 million, or 3.9% and 18.1%, respectively, as compared to the same period in 2014.

In Australia, revenue increased $2.1 million, or 5.8%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in revenue in Australia was primarily in temporary contracting, which increased $2.2 million, or 7.6%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increases in temporary contracting revenue were in substantially all of the Company's practices, most notably IT, office support services and engineering & industrial, as the Company begins to benefit from increased productivity as a result of the 2014 headcount investment. Growth in these practices was offset by a decrease in the RPO practice. Increases in Australia were partially offset by a decline of $0.6 million in New Zealand, as compared to the same period in 2014. The decrease in New Zealand was due to a decline in temporary contracting revenue.

In Asia, revenue increased $1.7 million, or 27.0%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in revenue in Asia was primarily in China, where revenue increased $1.5 million, or 33.4%, for the three months ended March 31, 2015, as compared to the same period in 2014, and was led by improvements in all business practices, most notably by the RPO, sales & marketing and IT practices. The increase in China was partially offset by decreases in Hong Kong.

Gross Margin

	Three Months Ended March 31,
	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Gross margin	$20.9	$18.9	$2.0	10.7%
Gross margin as a percentage of revenue	39.3%	37.8%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	12.8%	12.6%	N/A	N/A

For the three months ended March 31, 2015, the increase in gross margin was led by permanent recruitment, which increased $2.1 million, or 17.6%, as compared to the same period in 2014. The increase in permanent recruitment gross margin was primarily driven by all major markets in Asia Pacific.

Total gross margin as a percentage of revenue was 39.3% for the three months ended March 31, 2015, as compared to 37.8% for the same period in 2014. The increase in total gross margin as a percentage of revenue for the three months ended March 31, 2015 resulted from increases in higher margin permanent recruitment revenue. For the three months ended March 31, 2015, temporary contracting gross margin remained relatively flat as a percentage of revenue at 12.8%, as compared to 12.6% for the same period in 2014.

Index

SG&A and Non-Op

	Three Months Ended March 31,
	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$20.0	$19.3	$0.8	4.0%
SG&A and Non-Op as a percentage of revenue	37.7%	38.6%	N/A	N/A

Higher headcount and commissions expense as a result of an increase in permanent recruitment gross margin drove the overall increase in SG&A and Non-Op for the three months ended March 31, 2015, as compared to the same periods in 2014. For the three months ended March 31, 2015, SG&A and Non-Op, as a percentage of revenue, was 37.7%, as compared to 38.6% for the same period in 2014. The reduction in SG&A and Non-Op, as a percentage of revenue, was principally due to savings associated with reorganization actions initiated in 2014.

Business Reorganization Expenses

For each of the three months ended March 31, 2015 and 2014, there were no business reorganization expenses.

Operating Income and EBITDA

	Three Months Ended March 31,
	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Operating income (loss), where applicable	$0.2	$(0.7)	$1.0	(128.7)%
EBITDA (loss), where applicable	$0.8	$(0.5)	$1.3	(271.4)%
EBITDA (loss) as a percentage of revenue	1.5%	(0.9)%	N/A	N/A

For the three months ended March 31, 2015, EBITDA was $0.8 million, or 1.5% of revenue, as compared to EBITDA loss of $0.5 million, or 0.9% of revenue, for the same period in 2014. The increase in EBITDA for the three months ended March 31, 2015 was principally due to the increases in gross margin, as well as savings associated with restructuring activities.
For the three months ended March 31, 2015, operating income was $0.2 million, as compared to operating loss of $0.7 million for the same period in 2014. The difference between operating loss and EBITDA (loss) for the three months ended March 31, 2015 and 2014 was principally due to corporate management fees and depreciation.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended March 31,
	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Revenue	$60.2	$66.4	$(6.2)	(9.3)%

For the three months ended March 31, 2015, temporary contracting revenue and permanent recruitment revenue decreased $4.6 million and $1.1 million, or 9.7% and 9.3%, respectively as compared to the same period in 2014.

The majority of the revenue decline in Europe occurred in the U.K., as total revenue decreased to $38.3 million for the three months ended March 31, 2015, as compared to $44.3 million for the same period in 2014, a decrease of $5.9 million, or 13.4%. The decline in the U.K. was driven by temporary contracting and permanent recruitment declines of $4.3 million and $1.4 million, or 11.7% and 20.4%, respectively, for the three months ended March 31, 2015, as compared to the same period in 2014. The decline in the U.K. also was driven by challenging comparatives as they experienced a strong first half in 2014. The declines in revenue as compared to the same period in 2014 were primarily in the IT and accounting & finance practices. Declines in these practices were offset by an increase in the RPO practice.

In Continental Europe, total revenue was $21.9 million for the three months ended March 31, 2015, as compared to $22.1 million for the same period in 2014, a decrease of $0.2 million, or 1.1%. The decrease was driven by a decline in France of $0.7 million offset by an increase in revenue in Belgium of $0.4 million primarily in talent management.
Gross Margin

	Three Months Ended March 31,
	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Gross margin	$22.4	$24.7	$(2.2)	(9.1)%
Gross margin as a percentage of revenue	37.2%	37.1%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	15.4%	15.8%	N/A	N/A

For the three months ended March 31, 2015, temporary contracting gross margin and permanent recruitment gross margin decreased $0.9 million and $1.1 million, or 12.1% and 8.9%, respectively, as compared to the same period in 2014.

The majority of the gross margin decline in Europe occurred in the U.K., as total gross margin decreased to $10.2 million for the three months ended March 31, 2015, as compared to $12.4 million for the same period in 2014, a decrease of $2.3 million, or 18.3%. The decline in the U.K. was driven by temporary contracting and permanent recruitment declines of $0.9 million and $1.3 million, or 16.4% and 19.6%, respectively, for the three months ended March 31, 2015, as compared to the same period in 2014. The change in gross margin for the three months ended March 31, 2015 was attributable to the same factors as described above for revenue.

In Continental Europe, total gross margin was $12.3 million for the three months ended March 31, 2015, as compared to $12.2 million for the same period in 2014. The increase was driven by higher gross margin in Belgium of $0.3 million, primarily in talent management, offset by a decline in France of $0.5 million.

Index

Total gross margin as a percentage of revenue was 37.2% for the three months ended March 31, 2015, as compared to 37.1% for the same period in 2014. Temporary contracting gross margin as a percentage of revenue was 15.4% for the three months ended March 31, 2015, as compared to 15.8% for the same period in 2014.
SG&A and Non-Op

	Three Months Ended March 31,
	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$23.7	$24.1	$(0.4)	(1.6)%
SG&A and Non-Op as a percentage of revenue	39.4%	36.3%	N/A	N/A

Actions taken to streamline business processes in 2014, including real estate, back office support functions and reduced corporate management fees, resulted in lower SG&A and Non-Op for the three months ended March 31, 2015 as compared to the same period in 2014.

For the three months ended March 31, 2015, SG&A and Non-Op, as a percentage of revenue, was 39.4%, as compared to 36.3% for the same period in 2014. The increase in SG&A and Non-Op, as a percentage of revenue, for the three months ended March 31, 2015 was primarily due to lower revenue over fixed costs as compared to the same period in 2014.

Business Reorganization Expenses

For the three months ended March 31, 2015, business reorganization expenses were $0.9 million, as compared to $0.0 million for the same period in 2014. The business reorganization expenses incurred for the three months ended March 31, 2015 were primarily related to costs associated with the Company's exit of Eastern and Central European operations and Luxembourg, as well as lease exit costs in the U.K.

Operating Income and EBITDA

	Three Months Ended March 31,
	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Operating income (loss), where applicable	$(1.1)	$1.3	$(2.5)	(a)
EBITDA (loss), where applicable	$(2.2)	$0.6	$(2.8)	(a)
EBITDA (loss) as a percentage of revenue	(3.6)%	0.9%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.

For the three months ended March 31, 2015, EBITDA loss was $2.2 million, or 3.6% of revenue, as compared to EBITDA of $0.6 million, or 0.9% of revenue, for the same period in 2014. The decrease in EBITDA for the three months ended March 31, 2015, as compared to the same period in 2014, was due principally due to the U.K. which accounted for $2.0 million of the EBITDA decline as compared to the same period in 2014.
For the three months ended March 31, 2015, operating loss was $1.1 million, as compared to operating income of $1.3 million for the same period in 2014. The differences between operating income (loss) and EBITDA (loss) for the three months ended March 31, 2015 and 2014 were principally due to corporate management fees and depreciation.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $2.6 million for the three months ended March 31, 2015, as compared to $2.1 million for the same period in 2014, an increase of $0.5 million. The increase for the three months ended March 31, 2015 was due to CEO severance costs offset by savings associated with reorganization efforts launched in 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.1 million for the three months ended March 31, 2015, as compared to $1.4 million for the same period in 2014, a decrease of $0.3 million, or 19.0%.

Interest Expense, Net of Interest Income

Interest expense remained flat and was $0.1 million for each of the three months periods ended March 31, 2015 and 2014.

Provision for (Benefit from) Income Taxes

The benefit from income taxes for the three months ended March 31, 2015 was $0.1 million on $6.8 million of pre-tax loss, as compared to a provision for income tax of $0.4 million on $3.7 million of pre-tax loss for the same period in 2014. The effective tax rate for the three months ended March 31, 2015 was positive 1.9%, as compared to negative 10.8% for the same period in 2014. The difference in the effective tax rate for three months ended March 31, 2015 from the U.S. Federal statutory rate of 35% was primarily due to the Company's inability to recognize tax benefits on losses in the U.S. and the provision recorded for certain foreign jurisdictions where the Company has positive earnings. For the three months ended March 31, 2014, the effective tax rate difference from the U.S. Federal statutory rate of 35% was primarily attributable to the Company's inability to benefit from losses in the U.S. and certain foreign jurisdictions.

Net Income (Loss)

Net loss was $6.8 million for the three months ended March 31, 2015, as compared to $4.5 million for the same period in 2014, an increase in net loss of $2.3 million. Basic and diluted loss per share were $0.21 for the three months ended March 31, 2015, as compared to $0.14 for the same period in 2014.

Index

Liquidity and Capital Resources
As of March 31, 2015, cash and cash equivalents totaled $13.9 million, as compared to $34.0 million as of December 31, 2014. The following table summarizes the Company's cash flow activities for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
(In millions)	2015	2014
Net cash provided by (used in) operating activities	$(18.4)	$(13.6)
Net cash provided by (used in) investing activities	(0.7)	(1.5)
Net cash provided by (used in) financing activities	—	(0.2)
Effect of exchange rates on cash and cash equivalents	(1.0)	—
Net increase (decrease) in cash and cash equivalents	$(20.1)	$(15.3)

Cash Flows from Operating Activities
For the three months ended March 31, 2015, net cash used in operating activities was $18.4 million, as compared to $13.6 million of net cash used in operating activities for the same period in 2014, an increase in net cash used in operating activities of $4.8 million. The increase in net cash used in operating activities resulted principally from a decrease in accounts payable and accrued expenses, as well as an increase in net loss for the current period. For the three months ended March 31, 2015, net cash provided by operating activities from discontinued operations was $0.4 million, as compared to $4.8 million of net cash used in operating activities from discontinued operations for the same period in 2014.

Cash Flows from Investing Activities
For the three months ended March 31, 2015, net cash used in investing activities was $0.7 million, as compared to net cash used in investing activities of $1.5 million for the same period in 2014, a decrease in net cash used in investing activities of $0.8 million. The decrease in net cash used in investing activities was due to lower leasehold improvements as compared to the same period in 2014. The Company did not incur any capital expenditures from discontinued operations for the three months ended March 31, 2015 and 2014.
Cash Flows from Financing Activities
For the three months ended March 31, 2015, net cash used in financing activities was $0.0 million, as compared to net cash used in financing activities of $0.2 million for the same period in 2014, a decrease in net cash used in financing activities of $0.2 million. The decrease in net cash used in financing activities was primarily attributable to lower cash usage on treasury stock activities from employees' stock-based awards vesting in the current period, as well as lower payments on capital leases.
Credit Agreements

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary (“U.K. Borrower”) entered into a receivables finance agreement for an asset-based lending funding facility (the “Lloyds Agreement”) with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, “Lloyds”). The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $22.2 million (£15.0 million). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $17.8 million (£12.0 million) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $4.4 million (£3.0 million) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

Index

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post tax profits; and (4) at the end of each month, there must be a minimum excess availability of $3.0 million (£2.0 million).
The details of the Lloyds Agreement as of March 31, 2015 were as follows:

(In millions)	March 31, 2015
Borrowing capacity	$12.7
Less: outstanding borrowing	—
Additional borrowing availability	$12.7
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of March 31, 2015.

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

After the sale of the Company’s Legal eDiscovery business on November 9, 2014, the aforementioned borrowing limit was reduced to $5.0 million (subject to a borrowing base and an availability block). The availability block was $2.0 million prior to the sale of the Company's Legal eDiscovery business and decreased to $1.0 million after the sale of the Company’s Legal eDiscovery business. The availability block will be eliminated on the date on which the U.S. Borrower notifies Siena that the U.S. Borrower’s Fixed Charge Coverage Ratio is equal to or greater than 1.1x on a trailing six month basis. Extensions of credit are based on borrowing base calculated on a percentage of the eligible accounts receivable less required reserves related to the U.S. operations. The term of the Siena Agreement is three years expiring on August 1, 2017. Borrowings may be made with an interest rate based on a base rate (with a floor of 3.25%) plus 1.75%. The interest rate for letters of credit is 4.5% on face amount of each letter of credit issued and outstanding. Borrowings under the Siena Agreement are secured by substantially all of the assets of the U.S. Borrower. Upon the completion of the sale of US IT, the Company may exercise its right to exit the facility subject to a facility exit fee of 2% or $0.1 million.

The Siena Agreement contains various restrictions and covenants including (1) a requirement that the U.S. Borrower maintain a Fixed Charge Coverage Ratio of equal to or greater than 1.1x after the date on which the U.S. Borrower notifies Siena that the U.S. Borrower’s Fixed Charge Coverage Ratio is equal to or greater than 1.1x on a trailing six month basis; (2) a limit on the payment of dividends by the U.S. Borrower; (3) restrictions on the ability of the U.S. Borrower to incur additional debt, acquire, merge or otherwise change the ownership of the U.S. Borrower; (4) restrictions on investments and acquisitions; and (5) restrictions on dispositions of assets.
The details of the Siena Agreement as of March 31, 2015 were as follows:

(In millions)	March 31, 2015
Borrowing base	$2.6
Less: adjustments to the borrowing base
Minimum availability	(1.0)
Outstanding letters of credits	(0.4)
Adjusted borrowing base	1.2
Less: outstanding borrowing	—
Additional borrowing availability	$1.2
Interest rates on outstanding borrowing	5.00%

The Company was in compliance with all financial covenants under the Siena Agreement as of March 31, 2015.

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
The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $7.6 million (AUD10 million) (“Tranche A”) for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $1.5 million (NZD2 million) (“Tranche B”) for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $3.8 million (AUD5 million) (“Tranche C”) for the Australian subsidiary.
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
The details of the Facility Agreement as of March 31, 2015 were as follows:

(In millions)	March 31, 2015
Tranche A:
Borrowing capacity	$7.6
Less: outstanding borrowing	—
Additional borrowing availability	$7.6
Interest rates on outstanding borrowing	4.49%
Tranche B:
Borrowing capacity	$1.5
Less: outstanding borrowing	—
Additional borrowing availability	$1.5
Interest rates on outstanding borrowing	8.28%
Tranche C:
Financial guarantee capacity	$3.8
Less: outstanding financial guarantee requested	(2.3)
Additional availability for financial guarantee	$1.5
Interest rates on financial guarantee requested	2.10%

Index

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including: (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $13.3 million (AUD17.5 million); (2) a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries.

The Company was in compliance with all financial covenants under the Facility Agreement as of March 31, 2015.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Netherlands, Belgium and Singapore. As of March 31, 2015, the Netherlands subsidiary could borrow up to $1.6 million (€1.5 million) based on an agreed percentage of accounts receivable related to its operations. This facility terminated upon the sale of the Netherlands business. The Belgium subsidiary has a $1.1 million (€1 million) overdraft facility. Borrowings under the Belgium and the Netherlands lending arrangements may be made with an interest rate based on the one-month EURIBOR plus a margin, and were 2.50% as of March 31, 2015. The lending arrangement in the Netherlands expires annually each June, but can be renewed for one-year periods at that time. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.4 million (SGD0.5 million) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on March 31, 2015. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. There were no outstanding borrowings under the Belgium, the Netherlands, and Singapore lending agreements as of March 31, 2015.
The average aggregate monthly outstanding borrowings for the credit agreements above was $1.5 million for the three months ended March 31, 2015. The weighted average interest rate on all outstanding borrowings for the three months ended March 31, 2015 was 3.99%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.
Liquidity Outlook
As of March 31, 2015, the Company had cash and cash equivalents on hand of $13.9 million supplemented by additional borrowing availability of $1.2 million under the Siena Agreement and $24.8 million of additional borrowing availability under the Lloyds Agreement, the Facility Agreement and other lending arrangements in Belgium, the Netherlands and Singapore. Excluding the Siena and Netherlands Agreements, as of March 31, 2015, the Company had additional borrowing availability of $23.2 million. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of March 31, 2015. The Company's near-term cash requirements during 2015 are primarily related to funding operations, restructuring actions and capital expenditures. For the full year 2015, the Company expects to make capital expenditures of approximately $3.0 million to $4.0 million, which excludes landlord-funded leasehold improvements, and payments in connection with current restructuring actions of $4.0 million to $5.0 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.
As of March 31, 2015, $1.7 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held internationally, primarily in the United Kingdom ($3.3 million), Australia ($0.6 million), Mainland China ($1.5 million), the Netherlands ($1.3 million), Spain ($0.7 million), New Zealand ($0.8 million) and France ($0.6 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision. In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds. The Company has not provided for U.S. Federal income or foreign withholding taxes on these undistributed foreign earnings because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. It is not practicable to determine the amount of tax associated with such undistributed earnings.

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

Contingencies
From time to time in the ordinary course of business, the Company is subject to compliance audits by federal, state, local and foreign government regulatory, tax and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, and income, value-added and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities. In addition, see Note 17 for a description of a potential dispute between the Company and its Chief Executive Officer for amounts owed under his employment agreement. Periodic events and management actions such as business reorganization initiatives can change the number and type of audits, claims, lawsuits, contract disputes or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters.
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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.3 million and $0.4 million as of March 31, 2015 and December 31, 2014, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.

Critical Accounting Policies
See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 26, 2015 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2015.

Index

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company's ability to successfully execute its strategic initiatives, including the Company's ability to complete the sale of its US IT business, (3) risks related to fluctuations in the Company’s operating results from quarter to quarter, (4) the ability of clients to terminate their relationship with the Company at any time, (5) competition in the Company’s markets, (6) the negative cash flows and operating losses that the Company has experienced in recent periods and may experience from time to time in the future, (7) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (8) risks associated with the Company’s investment strategy, (9) risks related to international operations, including foreign currency fluctuations, (10) the Company’s dependence on key management personnel, (11) the Company’s ability to attract and retain highly-skilled professionals, (12) the Company’s ability to collect its accounts receivable, (13) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (14) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (15) risks related to providing uninterrupted service to clients, (16) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (17) the Company’s ability to utilize net operating loss carry-forwards, (18) volatility of the Company’s stock price, (19) the impact of government regulations, and (20) risks related to activist stockholders. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the three months ended March 31, 2015, the Company earned approximately 90% of its gross margin outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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

Index

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
 As of March 31, 2015, there have not been any material changes to the information set forth in Item 1A. “Risk Factors” disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Index

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2015 - January 31, 2015	—	$—	—	$6,792,000
February 1, 2015 - February 28, 2015	—	$—	—	$6,792,000
March 1, 2015 - March 31, 2015 (b)	12,320	$2.80	—	$6,792,000
Total	12,320	$2.80	—	$6,792,000

(a)
On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company’s common stock. As of March 31, 2015, the Company had repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization.

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

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ MANUEL MARQUEZ DORSCH
Manuel Marquez Dorsch
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated:	May 11, 2015
		By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 11, 2015

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
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2015, and (v) Notes to Condensed Consolidated Financial Statements.