Form 10-Q
period 2015-06-30
Hudson Global, Inc.
filed 2015-07-30
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2015
Common Stock - $0.001 par value	34,671,112

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$122,743	$151,070	$247,060	$295,237
Direct costs	72,521	91,199	148,934	181,337
Gross margin	50,222	59,871	98,126	113,900
Operating expenses:
Selling, general and administrative expenses	53,550	60,215	105,716	116,133
Depreciation and amortization	974	1,404	2,085	2,774
Business reorganization expenses and impairment of long-lived assets	2,060	1,117	3,403	1,231
Total operating expenses	56,584	62,736	111,204	120,138
Gain on sale and exit of businesses	20,005	—	20,005	—
Operating income (loss)	13,643	(2,865)	6,927	(6,238)
Non-operating income (expense):
Interest income (expense), net	(369)	(202)	(449)	(342)
Other income (expense), net	(40)	(305)	(27)	(502)
Income (loss) from continuing operations before provision for income taxes	13,234	(3,372)	6,451	(7,082)
Provision for (benefit from) income taxes from continuing operations	460	193	331	595
Income (loss) from continuing operations	12,774	(3,565)	6,120	(7,677)
Income (loss) from discontinued operations, net of income taxes	1,103	(809)	919	(1,241)
Net income (loss)	$13,877	$(4,374)	$7,039	$(8,918)
Basic and diluted earnings (loss) per share:
Basic and diluted earnings (loss) per share from continuing operations	$0.38	$(0.11)	$0.18	$(0.23)
Basic and diluted earnings (loss) per share from discontinued operations	$0.03	$(0.02)	$0.03	$(0.04)
Basic and diluted earnings (loss) per share	$0.41	$(0.13)	$0.21	$(0.27)
Weighted-average shares outstanding:
Basic	33,525	32,752	33,296	32,697
Diluted	33,525	32,752	33,296	32,697

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Comprehensive income (loss):
Net income (loss)	$13,877	$(4,374)	$7,039	$(8,918)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	1,192	1,001	(1,571)	2,030
Pension liability adjustment	—	—	(19)	(24)
Total other comprehensive income (loss), net of income taxes	1,192	1,001	(1,590)	2,006
Comprehensive income (loss)	$15,069	$(3,373)	$5,449	$(6,912)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$34,841	$33,989
Accounts receivable, less allowance for doubtful accounts of $1,008 and $986 respectively	75,511	74,079
Prepaid and other	8,340	9,604
Current assets of discontinued operations	139	1,249
Total current assets	118,831	118,921
Property and equipment, net	8,228	9,840
Deferred tax assets, non-current	5,711	5,648
Other assets, non-current	4,480	5,263
Total assets	$137,250	$139,672
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,407	$6,371
Accrued expenses and other current liabilities	45,078	54,065
Short-term borrowings	1,340	—
Accrued business reorganization expenses	3,810	3,169
Current liabilities of discontinued operations	2,382	3,512
Total current liabilities	57,017	67,117
Deferred rent and tenant improvement contributions	4,970	5,899
Income tax payable, non-current	2,331	2,397
Other non-current liabilities	4,317	5,002
Total liabilities	68,635	80,415
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 34,754 and 33,671 shares, respectively	34	34
Additional paid-in capital	480,343	476,689
Accumulated deficit	(423,577)	(430,616)
Accumulated other comprehensive income, net of applicable tax	12,023	13,613
Treasury stock, 83 and 129 shares, respectively, at cost	(208)	(463)
Total stockholders' equity	68,615	59,257
Total liabilities and stockholders' equity	$137,250	$139,672

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$7,039	$(8,918)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,085	3,002
Provision for (recovery of) doubtful accounts	111	78
Provision for (benefit from) deferred income taxes	(64)	237
Stock-based compensation	3,758	829
Gain on sale and exit of businesses	(21,373)	—
Other, net	175	192
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(11,215)	(12,622)
Decrease (increase) in prepaid and other assets	2,102	(670)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,470)	679
Increase (decrease) in accrued business reorganization expenses	(128)	(1,086)
Net cash used in operating activities	(22,980)	(18,279)
Cash flows from investing activities:
Capital expenditures	(1,325)	(2,746)
Proceeds from sale of consolidated subsidiary, net of cash sold	7,894	—
Proceeds from sale of assets, net of disposal costs	16,815	—
Net cash provided by (used in) investing activities	23,384	(2,746)
Cash flows from financing activities:
Borrowings under credit agreements	72,132	23,584
Repayments under credit agreements	(70,894)	(21,884)
Repayment of capital lease obligations	(24)	(283)
Purchase of restricted stock from employees	(163)	(122)
Net cash provided by financing activities	1,051	1,295
Effect of exchange rates on cash and cash equivalents	(603)	205
Net increase (decrease) in cash and cash equivalents	852	(19,525)
Cash and cash equivalents, beginning of the period	33,989	37,378
Cash and cash equivalents, end of the period	$34,841	$17,853
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$85	$202
Cash (refunds) payments during the period for income taxes, net of refunds	$(98)	$555

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2014	33,542	$34	$476,689	$(430,616)	$13,613	$(463)	$59,257
Net income (loss)	—	—	—	7,039	—	—	7,039
Other comprehensive income (loss), currency translation adjustments, net of applicable tax	—	—	—	—	(1,571)	—	(1,571)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	(19)	—	(19)
Purchase of restricted stock from employees	(70)	—	—	—	—	(163)	(163)
Issuance of shares for 401(k) plan contribution	116	—	(104)	—	—	418	314
Stock-based compensation	1,083		3,758	—	—	—	3,758
Balance at June 30, 2015	34,671	$34	$480,343	$(423,577)	$12,023	$(208)	$68,615

See accompanying notes to condensed consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION
These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2014.
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
Certain prior year amounts have been reclassified to conform to the current year presentation for discontinued operations. See Note 5 for further details regarding the discontinued operations reclassification.

NOTE 2 – DESCRIPTION OF BUSINESS
The Company is comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe ("Hudson regional businesses" or "Hudson"). The Company provides specialized professional-level recruitment and related talent solutions. The Company’s core service offerings include Permanent Recruitment, Temporary Contracting, Recruitment Process Outsourcing ("RPO") and Talent Management Solutions.
The Company operates in 13 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. See Note 17 for further details regarding the reportable segments.
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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. The Company does not believe the impact of its pending adoption of ASU 2015-03 on the Company's consolidated financial statements will be material.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017 and early adoption is permitted only for fiscal years beginning after December 15, 2016. Accordingly, we plan to adopt this ASU on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact that adopting ASU 2014-09 will have on the Company's financial condition, results of operations, and disclosures.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU No. 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Accordingly, the standard was effective for the Company beginning on January 1, 2015. The Company has

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

adopted ASU 2014-08. In the current quarter, the Company divested and exited certain business. Under the new guidance, the exited businesses did not reach the thresholds required to qualify as discontinued operations and, as a result, the operations remain within the Company's continuing operations for all periods presented.
There are no other recently issued accounting pronouncements that have had, or that the Company believes will have, a material impact on the Company's consolidated financial statements.

NOTE 4 – DIVESTITURES

Hudson Information Technology (US) business (the "US IT business")

On June 15, 2015, the Company completed the sale (the "US IT Business Sale") of substantially all of the assets (excluding working capital) of its US IT business to Mastech, Inc. (the "Purchaser"). The completion of the US IT Business Sale was effective June 14, 2015. The US IT Business Sale was pursuant to an Asset Purchase Agreement, dated as of May 8, 2015, by and among the Company, Hudson Global Resources Management, Inc., a wholly owned subsidiary of the Company, and the Purchaser. At the closing of the Sale, the Company received from the Purchaser pursuant to the Agreement the purchase price of $16,977 in cash. The US IT business pre-tax loss in accordance with ASC No. 205 "Reporting Discontinued Operations" ("ASC 205") for the three and six months ended June 30, 2015 was $266 and $7, respectively compared to a pre-tax profit of $705 and $1,178 for the same periods in 2014.

On the US IT Business Sale, the Company recognizing a pre-tax gain of $15,938, net of closing and other direct transaction costs. Income tax on the gain was $11. For U.S. Federal income tax purposes, the gain is offset in full by net operating loss carryforwards. For state and local income tax purposes, the gain is mostly offset by net operating loss carryforwards. As the divestiture did not meet the requirements for classification as discontinued operations, the gain on sale is presented as a component of income (loss) from operations.

Netherlands business

On April 7, 2015, the Company's Board of Directors authorized management to divest the Company's Netherlands business within its Hudson Europe Segment. As such, the Company determined the Netherlands business had met the criteria for assets held for sale in accordance ASC 205 as of April 9, 2015.

On May 7, 2015, the Company entered into a Share Purchase Agreement and completed the sale (the "Netherlands Business Sale") of its Netherlands business, to InterBalance Group B.V., effective April 30, 2015, in a management buyout for $9,029 which included cash retained of $1,135. As a result, the Company recognized a gain of $2,881 on the divestiture of the Netherlands Business Sale, which included $2,759 of non-cash accumulated foreign currency translation losses. Income tax on the gain was $0 because the gain is exempt from Netherlands tax. As the divestiture did not meet the requirements for classification as discontinued operations, the gain on sale is presented as a component of income (loss) from operations. The Netherlands pre-tax profit in accordance with ASC 205 for the three and six months ended June 30, 2015 was $17 and $373, respectively, compared to a pre-tax profit of $364 and $705 for the same periods in 2014.

Exit of Businesses in Central and Eastern Europe

In February 2015, the Company's Board of Directors approved the exit of operations in certain countries within Central and Eastern Europe (Ukraine, Czech Republic and Slovakia). In the current quarter, the Company deemed the liquidation of its Central and Eastern Europe businesses to be substantially complete. As such, under ASC 830, "Foreign Currency Matters" the Company transferred $1,186 of accumulated foreign currency translation gains from accumulated other comprehensive income to the statement of operations within gain on sale and exit of businesses for the three and six months ended June 30, 2015.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 5 –DISCONTINUED OPERATIONS

Effective November 9, 2014, the Company completed the sale of substantially all of the assets and certain liabilities of its Legal eDiscovery business in the U.S. and United Kingdom ("U.K.") to Document Technologies, LLC and DTI of London Limited. In addition, in 2014, the Company ceased operations in Sweden, which was included within the Hudson Europe segment. The Company concluded that the divestiture of the Legal eDiscovery business and the cessation of operations in Sweden meet the criteria for discontinued operations set forth in ASC 205. The Company reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations and from segment results for all periods presented.

The carrying amounts of the classes of assets and liabilities from the Legal eDiscovery business and Sweden operations included in discontinued operations were as follows:

	June 30, 2015			December 31, 2014
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Total assets	$97	$42	$139	$1,156	$93	$1,249
Total liabilities	$2,342	$40	$2,382	$3,297	$215	$3,512

Reported results for the discontinued operations by period were as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Revenue	$—	$6	$6	$15,691	$604	$16,295
Gross margin	(192)	6	(186)	2,598	342	2,940
Reorganization expenses	(7)	(23)	(30)	—	—	—
Operating income (loss), excluding gain (loss) from sale of business	(230)	47	(183)	(368)	(199)	(567)
Other non-operating income (loss), including interest	—	—	—	(3)	(17)	(20)
Gain (loss) from sale and liquidation of discontinued operations (1)	12	1,274	1,286	—	—	—
Income (loss) from discontinued operations before income taxes	(218)	1,321	1,103	(371)	(216)	(587)
Provision (benefit) for income taxes	—	—	—	222	—	222
Income (loss) from discontinued operations	$(218)	$1,321	$1,103	$(593)	$(216)	$(809)

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Revenue	$(1)	$6	$5	$32,701	$1,288	$33,989
Gross margin	(103)	6	(97)	5,640	801	6,441
Reorganization expenses	356	(29)	327	—	—	—
Operating income (loss), excluding gain (loss) from sale of business	(496)	18	(478)	(493)	(375)	(868)
Other non-operating income (loss), including interest	(8)	—	(8)	(7)	(22)	(29)
Gain (loss) from sale and liquidation of discontinued operations (1)	94	1,274	1,368	—	—	—
Income (loss) from discontinued operations before income taxes	(410)	1,292	882	(500)	(397)	(897)
Provision (benefit) for income taxes	(37)	—	(37)	344	—	344
Income (loss) from discontinued operations	$(373)	$1,292	$919	$(844)	$(397)	$(1,241)

(1) For the three and six months ended June 30, 2015 the Company deemed the liquidation of its Sweden business to be substantially complete and under ASC 830, "Foreign Currency Matters" transfered the amount of the foreign entity's accumulated foreign currency translation gains from accumulated other comprehensive income to income (loss) from discontinued operations.

NOTE 6 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	Three Months Ended June 30, 2015
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$80,389	$31,873	$10,481	$122,743
Direct costs (1)	69,101	697	2,723	72,521
Gross margin	$11,288	$31,176	$7,758	$50,222

	Three Months Ended June 30, 2014
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$103,441	$34,725	$12,904	$151,070
Direct costs (1)	87,594	671	2,934	91,199
Gross margin	$15,847	$34,054	$9,970	$59,871

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended June 30, 2015
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$166,969	$59,979	$20,112	$247,060
Direct costs (1)	142,717	1,182	5,035	148,934
Gross margin	$24,252	$58,797	$15,077	$98,126

	Six Months Ended June 30, 2014
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$205,610	$64,422	$25,205	$295,237
Direct costs (1)	174,389	1,158	5,790	181,337
Gross margin	$31,221	$63,264	$19,415	$113,900

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 7 – STOCK-BASED COMPENSATION
Incentive Compensation Plan
The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated April 26, 2012 (the “ISAP”), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, restricted stock units and other types of equity-based awards. Vesting accelerates upon the occurrence of events that involve or may result in a change of control. The Company grants primarily restricted stock to its employees, although the Company has recently also granted restricted stock units to certain of its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. As of June 30, 2015, there were 1,045,167 shares of the Company’s common stock available for future issuance under the ISAP.

The Company’s stock plan agreements provide that a change in control of the Company will occur if, among other things, individuals who were directors as of the date of the agreement and any new director whose appointment or election was approved or recommended by a vote of at least two-thirds of the directors then in office who were either directors on the date of the agreement or whose appointment or election was previously so approved or recommended (each, a “continuing director”) cease to constitute a majority of the Company’s directors. A change in control occurred as of the Company's 2015 annual meeting of stockholders on June 15, 2015 under these agreements because continuing directors ceased to constitute a majority of the Company's directors. As a result, certain equity awards vested resulting in an accelerated stock-based compensation expense of $2,541 for the three and six months ended June 30, 2015.
A summary of the quantity and vesting conditions for stock-based awards granted to the Company's employees for the six months ended June 30, 2015 was as follows:

Vesting conditions	Number of Shares of Restricted Stock Granted	Number of Restricted Stock Units Granted	Total
Performance and service conditions (1)	590,100	105,400	695,500
Vest 100% 18 months after the grant date with service conditions only	150,000	—	150,000
Vest 100% 18 months after the grant date with market and service conditions (2)	350,000	—	350,000
Total shares of stock award granted	1,090,100	105,400	1,195,500

(1)	As a result of the June 15, 2015 change in control event all unvested grants of restricted stock and restricted stock units became fully vested.

(2)
At the end of the Performance Period, the restricted stock subject to market condition may vest, in whole or in part, based on the Company's maximum 30-trading-day volume-weighted average common stock price during the period from May 18, 2015 to November 13, 2016 (the "Average Share Price") as compared to specified share price targets. If the Company's Average Share Price is less than $3.50, none of the restricted stock shall vest. Twenty-five percent of the restricted stock shall vest if the Company's Average Share Price equals $3.50. Fifty percent of the restricted stock shall vest if the Company's Average Share Price equals $4.25. Seventy-five percent of the restricted stock shall vest if the Company's Average Share Price equals $5.00. One hundred percent of the restricted stock shall vest if the Company's Average Share Price is greater than or equal to $6.00. For Average Share Price results between two share price targets, the percent of Restricted Stock vested shall be determined using linear interpolation.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. During the six months ended June 30, 2015, the Company granted 214,721 restricted stock units to its non-employee directors pursuant to the Director Plan.
For the three and six months ended June 30, 2015 and 2014, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$—	$27	$—	$85
Restricted stock	2,475	93	2,860	502
Restricted stock units	750	213	898	242
Total	$3,225	$333	$3,758	$829

Stock Options
As of June 30, 2015, the Company had no unrecognized stock-based compensation expense related to outstanding unvested stock options.
Changes in the Company’s stock options for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015		2014
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	756,800	$8.78	800,350	$9.15
Expired/forfeited	(128,300)	13.66	(18,550)	14.13
Options outstanding at June 30,	628,500	7.79	781,800	9.03
Options exercisable at June 30,	628,500	$7.79	781,800	$9.03

Restricted Stock
As of June 30, 2015, the Company had approximately $585 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock. The Company expects to recognize that cost over a weighted average service period of 1.38 years.
Changes in the Company’s restricted stock for the six months ended June 30, 2015 and 2014 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended June 30,
	2015		2014
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	803,999	$3.00	997,802	$3.00
Granted	1,090,100	2.12	5,000	3.87
Vested	(1,204,398)	2.90	(168,574)	5.32
Forfeited	(189,701)	3.14	(445,416)	2.31
Unvested restricted stock at June 30,	500,000	$1.27	388,812	$2.80

Restricted Stock Units
As of June 30, 2015, the Company had no unrecognized stock-based compensation expense related to outstanding unvested restricted stock units.
Changes in the Company’s restricted stock units for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015		2014
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	119,940	$3.57	115,869	$3.65
Granted	320,122	2.50	50,259	3.88
Vested	(397,562)	2.75	(82,022)	4.18
Forfeited	(42,500)	3.21	(48,160)	2.42
Unvested restricted stock units at June 30,	—	$—	35,946	$4.40

Defined Contribution Plan and Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the "401(k) plan"). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock to the 401(k) plan. Vesting of the Company’s contribution occurs over a five-year period. For the three and six months ended June 30, 2015 and 2014, the Company’s current year expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except otherwise stated)	2015	2014	2015	2014
Expense recognized for the 401(k) plan	$55	$155	$127	$319
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	116	118	116	118
Market value per share of the Company's common stock on contribution date (in dollars)	$2.71	$3.65	$2.71	$3.65
Non-cash contribution made for employer matching liability	$314	$430	$314	$430

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 8 – INCOME TAXES
Under ASC 270, "Interim Reporting", and ASC 740-270, "Income Taxes – Intra Period Tax Allocation", the Company is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 270 and ASC 740-270 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.
Effective Tax Rate
The provision for income taxes for the six months ended June 30, 2015 was $331 on a pre-tax income from continuing operations of $6,451, compared to a provision for income taxes of $595 on pre-tax loss from continuing operations of $7,082 for the same period in 2014. The Company’s effective income tax rate was positive 5.1% and negative 8.4% for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, the effective tax rate differed from the U.S. Federal statutory rate of 35% due to the foreign tax exemptions applicable to gains on sale or exit of businesses, the inability of the Company to recognize tax benefits on losses until positive earnings are derived in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions. For the six months ended June 30, 2014, the effective tax rate differed from the U.S. Federal statutory rate of 35% due primarily to the Company's inability to benefit from losses in the U.S. and certain foreign jurisdictions.
Uncertain Tax Positions
As of June 30, 2015 and December 31, 2014, the Company had $2,331 and $2,397, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $555 and $554 as of June 30, 2015 and December 31, 2014, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) and totaled to a provision of $34 and $34 for the six months ended June 30, 2015 and 2014, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of June 30, 2015, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2011
Majority of U.S. state and local jurisdictions	2010
United Kingdom	2013
Australia	2010
Majority of other non-U.S. jurisdictions	2009
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of June 30, 2015, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $500 to $700 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

NOTE 9 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options "in-the-money", unvested restricted stock and unvested restricted stock units. The dilutive impact of stock options, unvested restricted stock, and unvested restricted stock units is

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period; or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the market conditions are met.
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings (loss) per share ("EPS"):
EPS - basic and diluted:
Income (loss) from continuing operations	$0.38	$(0.11)	$0.18	$(0.23)
Income (loss) from discontinued operations	0.03	(0.02)	0.03	(0.04)
Net income (loss)	$0.41	$(0.13)	$0.21	$(0.27)
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$12,774	$(3,565)	$6,120	$(7,677)
Income (loss) from discontinued operations	1,103	(809)	919	(1,241)
Net income (loss)	$13,877	$(4,374)	$7,039	$(8,918)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	33,525	32,752	33,296	32,697
Common stock equivalents: stock options and other stock-based awards (a)	—	—	—	—
Weighted average number of common stock outstanding - diluted	33,525	32,752	33,296	32,697

(a)
For the periods in which net losses are presented, the diluted weighted average number of shares of common stock outstanding did not differ from the basic weighted average number of shares of common stock outstanding because the effects of any potential common stock equivalents (see Note 7 for further details on outstanding stock options, unvested restricted stock units and unvested restricted stock) were anti-dilutive and therefore not included in the calculation of the denominator of dilutive earnings per share.

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2015 and 2014 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Unvested restricted stock	500,000	388,812	500,000	388,812
Unvested restricted stock units	—	35,946	—	35,946
Stock options	628,500	781,800	628,500	781,800
Total	1,128,500	1,206,558	1,128,500	1,206,558

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 10 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Included under the caption "Prepaid and other":
Client guarantees	$44	$52
Rental deposits	417	—
Other	118	123
Total amount under the caption "Prepaid and other"	$579	$175
Included under the caption "Other assets":
Collateral accounts	$215	$618
Rental deposits	491	802
Total amount under the caption "Other assets":	$706	$1,420
Total restricted cash	$1,285	$1,595

Collateral accounts primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy. The rental deposits with banks include amounts held as guarantees for the rent on the Company’s offices in the Netherlands and Americas and rental deposits from subtenants in the U.K. Client guarantees were held in banks in Belgium as deposits for various client projects.

NOTE 11 – PROPERTY AND EQUIPMENT, NET
As of June 30, 2015 and December 31, 2014, property and equipment, net, was as follows:

	June 30, 2015	December 31, 2014
Computer equipment	$7,984	$8,806
Furniture and equipment	3,215	5,352
Capitalized software costs	24,846	25,228
Leasehold improvements	15,741	21,368
	51,786	60,754
Less: accumulated depreciation and amortization	43,558	50,914
Property and equipment, net	$8,228	$9,840

The Company had expenditures of approximately $460 and $1,006 for acquired property and equipment, mainly consisting of software and leasehold improvements, which had not been placed in service as of June 30, 2015 and December 31, 2014, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014. A summary of the Company’s equipment acquired under capital lease agreements were as follows:

	June 30, 2015	December 31, 2014
Capital lease obligation, current	$63	$77
Capital lease obligation, non-current	$286	$348

The Company did not acquire any property and equipment under capital lease agreements during the six months ended June 30, 2015 and 2014. Capital expenditures for the six months ended June 30, 2015 and 2014 included $0 and $1,415, respectively, of landlord-funded tenant improvements for the Company's leased properties in Perth and Melbourne, Australia.

NOTE 12 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption "Other Assets" in the accompanying Condensed Consolidated Balance Sheets, as of June 30, 2015 and December 31, 2014. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

Carrying Value
2015
Goodwill, January 1,	$2,028
Currency translation	(1)
Goodwill, June 30,	$2,027

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 13 – BUSINESS REORGANIZATION EXPENSES

During the first half of 2015, the Company initiated and executed certain strategic actions requiring business reorganization expenses ("2015 Exit Plan"). These strategic actions and approved business reorganization expenses were:

•
In February 2015, the Company's management approved the exit of operations in certain countries within Central and Eastern Europe (Ukraine, Czech Republic and Slovakia). Business reorganization expenses of up to $855 were approved by management.

•
In March 2015, the Company's management approved a plan for the divestiture of the Company's US IT business (See Note 4 for further details). Business reorganization expenses of up to $420 were approved by management. The Company completed the divestiture effective June 14, 2015.

•
In March 2015, the Company's management approved the exit of operations in Luxembourg. Business reorganization expenses of up to $300 were approved by management. The Company completed the exit effective April 30, 2015.

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

For the six months ended June 30, 2015, restructuring charges associated with these initiatives primarily included employee separation costs for 57 positions in Europe and the Americas and lease termination payments for rationalized offices in the U.S. and Europe under the 2015 Exit Plan and Previous Plans. Business reorganization expenses for the three and six months ended June 30, 2015 and 2014 by plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Previous Plans	$1,621	$1,117	$2,156	$1,231
2015 Exit Plan	351	—	1,159	—
Total reorganization expenses in continuing operations	$1,972	$1,117	$3,315	$1,231

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to Previous Plans that were incurred or recovered during the six months ended June 30, 2015. The amounts in the “Changes in Estimate” and “Additional Charges” columns are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss). Amounts in the “Payments” column represent primarily the cash payments associated with the Previous Plans. Changes in the accrued business reorganization expenses for the six months ended June 30, 2015 were as follows:

For The Six Months Ended June 30, 2015	December 31, 2014	Changes in Estimate	Additional Charges	Payments	June 30, 2015
Lease termination payments	$1,992	$(97)	$835	$(726)	$2,004
Employee termination benefits	1,772	—	2,021	(1,802)	1,991
Other associated costs	—	—	556	(483)	73
Total	$3,764	$(97)	$3,412	$(3,011)	$4,068

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 14 – COMMITMENTS AND CONTINGENCIES
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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $156 and $376 as of June 30, 2015 and December 31, 2014, respectively.

Potential Costs Associated Upon Termination

The Company has incurred compensation and benefits obligations to its former Chairman and Chief Executive Officer, Manuel Marquez, under his employment agreement in connection with the Company providing Mr. Marquez notice of non-renewal of his employment agreement, which is treated as a termination of his employment without cause. The Company has accrued $665 as of June 30, 2015 in connection with compensation and benefits Mr. Marquez is entitled to upon a termination without cause. Mr. Marquez does not agree with this treatment of compensation and benefits under his employment agreement and has requested additional amounts of up to approximately $2,000. The Company does not agree with Mr. Marquez’s interpretation of the employment agreement and intends to vigorously defend against any claim for additional amounts.
Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The asset retirement obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Total asset retirement obligations	$2,223	$2,461

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 15 – CREDIT AGREEMENTS

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary (“U.K. Borrower”) entered into a receivables finance agreement for an asset-based lending funding facility (the “Lloyds Agreement”) with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, “Lloyds”). The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $23,564 (£15,000). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $18,851 (£12,000) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $4,713 (£3,000) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post-tax profits; and (4) at the end of each month, there must be a minimum excess availability of $3,142 (£2,000).
The details of the Lloyds Agreement as of June 30, 2015 were as follows:

June 30, 2015
Borrowing capacity	$13,044
Less: outstanding borrowing	(1,340)
Additional borrowing availability	$11,704
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of June 30, 2015.

Loan and Security Agreement with Siena Lending Group LLC

Upon the sale of US IT business, the Company exercised its right to terminate its loan and security agreement with Siena Lending Group LLC ("Siena"). The Company paid Siena a termination fee of $161 recognized as a reduction to the gain on sale of the US IT business and $417 of cash to secure an outstanding letter of credit for a real estate lease. Siena will return the restricted cash to the Company once the outstanding letter of credit is returned to Siena.
Credit Agreement with Westpac Banking Corporation

On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a facility agreement with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, "Westpac"). On December 19, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a Deed of Variation to the facility agreement to amend certain terms and conditions of the facility agreement. On December 2, 2014, the Company and certain Australian and New Zealand subsidiaries entered into a Third Deed of Variation to amend certain terms and conditions of the facility agreement (as amended, the "Facility Agreement").
The Facility Agreement provides three tranches: (1) an invoice discounting facility of up to $7,708 (AUD10,000) ("Tranche A") for an Australian subsidiary of the Company, the availability under which facility is based on an agreed percentage of eligible accounts receivable; (2) an overdraft facility of up to $1,353 (NZD2,000) ("Tranche B") for a New

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Zealand subsidiary of the Company; and (3) a financial guarantee facility of up to $3,854 (AUD5,000) ("Tranche C") for the Australian subsidiary.
The Facility Agreement does not have a stated maturity date and can be terminated by Westpac upon 90 days written notice. Borrowings under Tranche A may be made with an interest rate based on the Invoice Finance 30-day Bank Bill Rate (as defined in the Facility Agreement) plus a margin of 1.10%. Borrowings under Tranche B may be made with an interest rate based on the Commercial Lending Rate (as defined in the Facility Agreement) plus a margin of 1.83%. Each of Tranche A and Tranche B bears a fee, payable monthly, equal to 1.50% and 0.96%, respectively, of the size of Westpac’s commitment under such tranche. Borrowings under Tranche C may be made incurring a fee equal to 2.10% of the face value of the financial guarantee requested. Amounts owing under the Facility Agreement are secured by substantially all of the assets of the Australian subsidiary, its Australian parent company and the New Zealand subsidiary (collectively, the "Obligors") and certain of their subsidiaries.
The details of the Facility Agreement as of June 30, 2015 were as follows:

June 30, 2015
Tranche A:
Borrowing capacity	$7,708
Less: outstanding borrowing	—
Additional borrowing availability	$7,708
Interest rates on outstanding borrowing	4.21%
Tranche B:
Borrowing capacity	$1,353
Less: outstanding borrowing	—
Additional borrowing availability	$1,353
Interest rates on outstanding borrowing	8.03%
Tranche C:
Financial guarantee capacity	$3,854
Less: outstanding financial guarantee requested	(2,369)
Additional availability for financial guarantee	$1,485
Interest rates on financial guarantee requested	2.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including: (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $13,489 (AUD17,500); (2) a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries.

The Company was in compliance with all financial covenants under the Facility Agreement as of June 30, 2015.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Belgium and Singapore. The Belgium subsidiary has a $1,114 (€1,000) overdraft facility. Borrowings under the Belgium arrangement may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate was 2.52% as of June 30, 2015. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $371 (SGD500) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on June 30, 2015.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium and Singapore lending agreements as of June 30, 2015.
The average aggregate monthly outstanding borrowings under the Revolver Agreement, Facility Agreement and the various credit agreements in Belgium and Singapore were $3,520 for the six months ended June 30, 2015. The weighted average interest rate on all outstanding borrowings for the six months ended June 30, 2015 was 3.54%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	June 30,	December 31,
	2015	2014
Foreign currency translation adjustments	$11,914	$13,485
Pension plan obligations	109	128
Accumulated other comprehensive income (loss)	$12,023	$13,613

As a result of the sale of the Netherlands business and substantially complete liquidation of certain foreign owned entities, the net foreign currency translation loss transferred from accumulated other comprehensive income and included in determining net income (loss) was $299 and $0 for the three and six months ended June 30, 2015 and June 30, 2014, respectively. See Note 4 and 5 regarding the substantially complete liquidation of certain foreign owned entities and the sale of the Netherlands business.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Elimination	Total
For The Three Months Ended June 30, 2015
Revenue, from external customers	$10,183	$57,374	$55,186	$—	$—	$122,743
Inter-segment revenue	—	—	231	—	(231)	—
Total revenue	$10,183	$57,374	$55,417	$—	$(231)	$122,743
Gross margin, from external customers	$5,081	$23,819	$21,322	$—	$—	$50,222
Inter-segment gross margin	(2)	(207)	209	—	—	—
Total gross margin	$5,079	$23,612	$21,531	$—	$—	$50,222
Gain on sale and exit of businesses	$15,938	$—	$4,067	$—	$—	$20,005
Business reorganization expenses (recovery) and impairment of long lived assets expense	$(5)	$325	$520	$1,220	$—	$2,060
EBITDA (loss) (a)	$15,444	$(630)	$3,449	$(3,686)	$—	$14,577
Depreciation and amortization	106	572	219	77	—	974
Intercompany interest income (expense), net	—	—	(138)	134	4	—
Interest income (expense), net	(310)	(42)	(14)	(3)	—	(369)
Income (loss) from continuing operations before income taxes	$15,028	$(1,244)	$3,078	$(3,632)	$4	$13,234

For The Six Months Ended June 30, 2015
Revenue, from external customers	$21,161	$110,514	$115,385	$—	$—	$247,060
Inter-segment revenue	—	—	246	—	(246)	—
Total revenue	$21,161	$110,514	$115,631	$—	$(246)	$247,060
Gross margin, from external customers	$9,702	$44,697	$43,727	$—	$—	$98,126
Inter-segment gross margin	(9)	(239)	248	—	—	—
Total gross margin	$9,693	$44,458	$43,975	$—	$—	$98,126
Gain on sale and exit of businesses	$15,938	$—	$4,067	$—	$—	$20,005
Business reorganization expenses (recovery) and impairment of long lived assets expense	$417	$333	$1,400	$1,253	$—	$3,403
EBITDA (loss) (a)	$13,814	$173	$1,298	$(6,300)	$—	$8,985
Depreciation and amortization	208	1,243	446	188	—	2,085
Intercompany interest income (expense), net	—	—	(268)	268	—	—
Interest income (expense), net	(344)	(83)	(19)	(3)	—	(449)
Income (loss) from continuing operations before income taxes	$13,262	$(1,153)	$565	$(6,223)	$—	$6,451

As of June 30, 2015
Accounts receivable, net	$7,155	$30,383	$37,973	$—	$—	$75,511
Long-lived assets, net of accumulated depreciation and amortization	$443	$7,090	$1,973	$755	$—	$10,261
Total assets	$9,202	$49,717	$58,580	$19,751	$—	$137,250

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended June 30, 2014
Revenue, from external customers	$13,158	$65,101	$72,811	$—	$—	$151,070
Inter-segment revenue	37	—	28	—	(65)	—
Total revenue	$13,195	$65,101	$72,839	$—	$(65)	$151,070
Gross margin, from external customers	$5,393	$24,519	$29,959	$—	$—	$59,871
Inter-segment gross margin	33	1	(35)	—	1	—
Total gross margin	$5,426	$24,520	$29,924	$—	$1	$59,871
Gain on sale and exit of businesses	$—	$—	$—	$—	$—	$—
Business reorganization expenses (recovery) and impairment of long lived assets expense	$3	$1,114	$—	$—	$—	$1,117
EBITDA (loss) (a)	$101	$(581)	$1,113	$(2,399)	$—	$(1,766)
Depreciation and amortization	104	803	360	137	—	1,404
Intercompany interest income (expense), net	—	—	(132)	132	—	—
Interest income (expense), net	2	(37)	(23)	(144)	—	(202)
Income (loss) from continuing operations before income taxes	$(1)	$(1,421)	$598	$(2,548)	$—	$(3,372)

For The Six Months Ended June 30, 2014
Revenue, from external customers	$25,401	$121,532	$148,304	$—	$—	$295,237
Inter-segment revenue	38	—	106	—	(144)	—
Total revenue	$25,439	$121,532	$148,410	$—	$(144)	$295,237
Gross margin, from external customers	$9,894	$45,430	$58,576	$—	$—	$113,900
Inter-segment gross margin	32	(67)	37	—	(2)	—
Total gross margin	$9,926	$45,363	$58,613	$—	$(2)	$113,900
Gain on sale and exit of businesses	$—	$—	$—	$—	$—	$—
Business reorganization expenses (recovery) and impairment of long lived assets expense	$93	$1,115	$23	$—	$—	$1,231
EBITDA (loss) (a)	$(359)	$(884)	$1,800	$(4,523)	$—	$(3,966)
Depreciation and amortization	223	1,548	705	298	—	2,774
Intercompany interest income (expense), net	—	—	(262)	250	12	—
Interest income (expense), net	—	(80)	(12)	(250)	—	(342)
Income (loss) from continuing operations before income taxes	$(582)	$(2,512)	$821	$(4,821)	$12	$(7,082)

As of June 30, 2014
Accounts receivable, net	$7,468	$30,505	$51,725	$—	$—	$89,698
Long-lived assets, net of accumulated depreciation and amortization	$548	$10,762	$3,294	$465	$—	$15,069
Total assets	$20,067	$61,631	$71,148	$3,074	$—	$155,920

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

Geographic Data Reporting
A summary of revenues for the three and six months ended June 30, 2015 and 2014 and long-lived assets and net assets by geographic area as of June 30, 2015 and 2014 were as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended June 30, 2015
Revenue (a)	$39,640	$41,340	$10,022	$15,547	$16,033	$161	$122,743
For The Three Months Ended June 30, 2014
Revenue (a)	$44,921	$49,137	$12,968	$27,891	$15,964	$189	$151,070
For The Six Months Ended June 30, 2015
Revenue (a)	$77,980	$80,381	$20,849	$37,405	$30,133	$312	$247,060
For The Six Months Ended June 30, 2014
Revenue (a)	$93,389	$91,585	$24,987	$54,915	$29,946	$415	$295,237
As of June 30, 2015
Long-lived assets, net of accumulated depreciation and amortization (b)	$1,874	$4,473	$1,191	$90	$2,617	$16	$10,261
Net assets	$17,205	$11,309	$18,902	$9,079	$12,172	$(52)	$68,615
As of June 30, 2014
Long-lived assets, net of accumulated depreciation and amortization (b)	$2,825	$7,188	$989	$461	$3,574	$32	$15,069
Net assets	$22,557	$17,875	$7,306	$9,740	$10,976	$150	$68,604

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.
(b) Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

NOTE 18 – SUBSEQUENT EVENTS

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. As of July 30, 2015, no repurchases have been made of the Company's common stock under this authorization. This authorization replaces the existing authorization previously approved by the Board of Directors and announced by the Company on February 4, 2008.

Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Item 1 of this Form 10-Q. The reader should also refer to the Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2014. This MD&A contains forward-looking statements. Please see "FORWARD-LOOKING STATEMENTS" for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization ("EBITDA"). See Note 17 of this Form 10-Q to the Condensed Consolidated Financial Statements for EBITDA segment reconciliation information.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Recent Accounting Pronouncements

•	Critical Accounting Policies

•	Forward-Looking Statements

Executive Overview

The Company has expertise in recruiting mid-level professional talent across all management disciplines in a wide range of industries. The Company matches clients and candidates to address client needs on a part time, full time and interim basis. Part of that expertise is derived from research on hiring trends and the Company's clients’ current successes and challenges with their staff. This research has helped enhance the Company's understanding about the number of new hires that do not meet its clients’ long-term goals, the reasons why, and the resulting costs to the Company's clients. With operations in 13 countries, and relationships with specialized professionals around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company's focus is to continually upgrade its service offerings, delivery capability and assessment tools to make candidates more successful in achieving its clients' business requirements.

The Company’s proprietary frameworks, assessment tools and leadership development programs, coupled with its broad geographic footprint, have allowed the Company to design and implement regional and global recruitment solutions that the Company believes greatly enhance the quality of its client's hiring.
To accelerate the implementation of the Company's strategy, the Company engaged in the following initiatives:

•	Investing in the core businesses and practices that present the greatest potential for profitable growth.

•	Further improve the Company’s cost structure and efficiency of its support functions and infrastructure.

•	Build and differentiate the Company's brand through its unique talent solutions offerings.

Strategic Actions
During the second quarter of 2015, the Company continued to execute on strategic actions in its previously announced efforts to focus on its core business lines and growth opportunities. These actions included:

•
On May 7, 2015, the Company completed the sale of its Netherlands business to InterBalance Group B.V., effective April 30, 2015, in a management buyout for $9.0 million including cash sold of $1.1 million. The Company recognized a gain on sale of $2.9 million, net of closing and other direct transaction costs, on the divestiture of the Netherlands business which included $2.8 million of non-cash accumulated foreign currency translation losses. While finalizing the components of the gain on sale the amount of accumulated foreign

Index

currency translation losses to be transferred to the statement of operations from accumulated other comprehensive income was less than previously estimated. As such, we recognized a gain on the Netherlands Business Sale as compared to the Company's previously reported estimate of a break even or loss of $1,000. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

•
On June 15, 2015, the Company completed the sale of its Hudson Information Technology (US) business (the "US IT business") for $17.0 million in cash. The Company retained approximately $3.0 million in net working capital associated with the US IT business. The Company recognized a gain on sale of $15.9 million, net of closing and other direct transaction costs. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

•
In February 2015, the Company's management approved the exit of operations in certain countries within Central and Eastern Europe (Ukraine, Czech Republic and Slovakia). In the quarter, the Company deemed the liquidation of those Central and Eastern Europe businesses to be substantially complete. As such, under ASC 830, "Foreign Currency Matters" the Company transferred $1.2 million of accumulated foreign currency translation gains from accumulated other comprehensive income to the statement of operations within gain on sale and exit of businesses. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

Discontinued Operations
During 2014, the Company completed the sale of substantially all of the assets and certain liabilities of the Legal eDiscovery business in the U.S. and U.K. to Document Technologies, LLC and DTI of London Limited. In addition, the Company ceased its operations in Sweden within the Hudson Europe segment. The results of these operations have been reclassified to discontinued operations for all periods presented and have been excluded from continuing operations and from segment results for all periods presented in accordance with the provisions of ASC 205-20-45 "Reporting Discontinued Operations." See Note 5 to the Condensed Consolidated Financial Statements for additional information.
The current year divestitures of businesses through sale or exit as discussed in the "Strategic Actions" section above do not qualify for discontinued operations treatment and, as such, these operations remain in continuing operations for all periods presented.
Current Market Conditions
Economic conditions in most of the world's major markets remain mixed. Conditions in Europe have shown improvement with GDP growth in most of the major markets, as well as forecasted GDP growth for the remainder of 2015. However, continued uncertainty exists surrounding the impact that Greece may have on the European economy. Australia faces a slow growth outlook for remainder of 2015, while the growth outlook for Asia is uncertain given the current weakness in China's stock market. The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for the Company's services.
Financial Performance

The Company achieved mixed financial performance for the second quarter 2015 in most of the major markets in which it operates. On a constant currency basis, for the three months ended June 30, 2015, revenue and gross margin declined by $9.1 million and $2.2 million, or 6.9% and 4.2%, respectively, compared to the same period in 2014. A primary driver of the decrease was attributable to the current year divestitures of the Netherlands, US IT, Luxembourg and Central and Eastern Europe businesses. The following table reconciles the change in reported revenue and gross margin for the quarter:

	Three Months Ended June 30, 2015
	Change in Revenue on a Constant Currency Basis	Change in Gross Margin on a Constant Currency Basis
Netherlands decrease	$(6.5)	$(1.4)
US IT business decrease	(3.3)	(0.8)
Luxembourg decrease	(0.3)	(0.3)
Central and Eastern Europe decrease	(0.2)	(0.2)
Retained Businesses increase	1.2	0.5
Reported Change	$(9.1)	$(2.2)

Index

In addition to the impact of the divested businesses detailed above, the Company experienced an overall increase in its retained businesses for revenue and gross margin in the current quarter on a constant currency basis. This was driven by increases in Asia Pacific revenue and gross margin of $2.0 million and $2.4 million, respectively, as compared to the same period in 2014, as the Company continues to see strong recruitment results in this region. These increases were offset by current period revenue and gross margin declines in the U.K. On a constant currency basis, for the three months ended June 30, 2015 the U.K. experienced declines of $1.2 million and $2.3 million in revenue and gross margin, respectively, compared to the same period in 2014 due to continued softness in permanent and temporary recruitment activities.

In addition to the divested business impact on the current period, other significant items impacting the results were as follows:

•
The results for the second quarter include accelerated stock-based compensation expenses of $2.5 million incurred as a result of the Company's change in control at the board level. The Company’s stock plan agreements provide that a change in control of the Company will occur if, among other things, individuals who were directors as of the date of the agreement and any new director whose appointment or election was approved or recommended by a vote of at least two-thirds of the directors then in office who were either directors on the date of the agreement or whose appointment or election was previously so approved or recommended (each, a “continuing director”) cease to constitute a majority of the Company’s directors. A change in control occurred as of the Company's 2015 annual meeting of stockholders on June 15, 2015 under these agreements because continuing directors ceased to constitute a majority of our directors.

•
As noted above, the Company completed a number of strategic initiatives in the second quarter which had a significant impact on the Company's earnings. The Company recorded a gain of $20.0 million in the statement of operations within "Gain on sale and exit of businesses" related to the divestitures of the Netherlands, Luxembourg, US IT and Central and Eastern Europe businesses.

The following is a summary of the highlights for the three and six months ended June 30, 2015 and 2014. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment including the impact of the significant developments discussed above.

•	Revenue was $122.7 million for the three months ended June 30, 2015, compared to $151.1 million for the same period in 2014, a decrease of $28.3 million, or 18.8%.

◦
On a constant currency basis, the Company's revenue decreased $9.1 million, or 6.9%. Contracting revenue decreased $10.0 million (down 11.0% compared to the same period in 2014). The decrease in contracting revenue was partially offset by an increase in permanent recruitment revenue of $1.0 million (up 3.2% compared to the same period in 2014).

•	Revenue was $247.1 million for the six months ended June 30, 2015, compared to $295.2 million for the same period in 2014, a decrease of $48.2 million, or 16.3%.

◦
On a constant currency basis, the Company's revenue decreased $13.4 million, or 5.1%. Contracting revenue decreased $14.8 million (down 8.2% compared to the same period in 2014). The decrease in contracting revenue was partially offset by an increase in permanent recruitment revenue of $2.3 million (up 4.1% compared to the same period in 2014).

•	Gross margin was $50.2 million for the three months ended June 30, 2015, compared to $59.9 million for the same period in 2014, a decrease of $9.6 million, or 16.1%.

◦
On a constant currency basis, gross margin decreased $2.2 million, or 4.2%. An increase of $0.9 million in permanent recruitment gross margin (up 2.9% compared to the same period in 2014) was offset by decreases of $2.6 million in temporary recruitment gross margin (down 18.9% compared to the same period in 2014) and $0.5 million in talent management gross margin (down 6.1% compared to the same period in 2014).

•	Gross margin was $98.1 million for the six months ended June 30, 2015, compared to $113.9 million for the same period in 2014, a decrease of $15.8 million, or 13.8%.

◦
On a constant currency basis, gross margin decreased $2.3 million, or 2.3%. An increase of $2.2 million in permanent recruitment gross margin (up 3.8% compared to the same period in 2014) was offset by decreases of $3.4 million in temporary recruitment gross margin (down 12.4% compared to the same

Index

period in 2014) and $1.1 million in talent management gross margin (down 7.0% compared to the same period in 2014).

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) were $53.6 million for the three months ended June 30, 2015, compared to $60.5 million for the same period in 2014, a decrease of $6.9 million, or 11.5%.

◦
On a constant currency basis, SG&A and Non-Op increased $0.2 million, or 0.3%. SG&A and Non-Op, as a percentage of revenue, were 43.7% for the three months ended June 30, 2015, compared to 40.5% for the same period in 2014.

◦	SG&A and Non-Op were $105.7 million for the six months ended June 30, 2015, compared to $116.6 million for the same period in 2014, a decrease of $10.9 million, or 9.3%.

•
On a constant currency basis, SG&A and Non-Op increased $2.0 million, or 1.9%. SG&A and Non-Op, as a percentage of revenue, was 42.8% for the six months ended June 30, 2015, as compared to 39.8% for the same period in 2014.

•
Business reorganization and impairment of long-lived assets expenses were $2.1 million for the three months ended June 30, 2015, compared to $1.1 million for the same period in 2014, an increase of approximately $0.9 million. On a constant currency basis, business reorganization and impairment of long-lived assets expenses increased $1.1 million.

Business reorganization and impairment of long-lived assets expenses were $3.4 million for the six months ended June 30, 2015, compared to $1.2 million for the same period in 2014, an increase of approximately $2.2 million. On a constant currency basis, business reorganization and impairment of long-lived assets expenses increased $2.3 million.

•	Gain on sale and exit of businesses was $20.0 million for the three and six months ended June 30, 2015, while no such gain or loss was recorded in the same period in 2014.

•
EBITDA was $14.6 million for the three months ended June 30, 2015, compared to EBITDA loss of $1.8 million for the same period in 2014, an increase in EBITDA of $16.3 million. On a constant currency basis, EBITDA increased $16.6 million.

EBITDA was $9.0 million for the six months ended June 30, 2015 as compared to EBITDA loss of $4.0 million for the same period in 2014, an increase in EBITDA of $13.0 million. On a constant currency basis, EBITDA increased $13.4 million.

•
Net income was $13.9 million for the three months ended June 30, 2015, compared to a net loss of $4.4 million for the same period in 2014, an increase in net income of $18.2 million on both a reported and constant currency basis.

Net income was $7.0 million for the six months ended June 30, 2015, compared to a net loss of $8.9 million for the same period in 2014, an increase in net income of $16.0 million on both a reported and constant currency basis.
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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and six months ended June 30, 2015 and 2014.

Index

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014			2015	2014
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Hudson Americas	$10,183	$13,158	$(22)	$13,136	$21,161	$25,401	$(47)	$25,354
Hudson Asia Pacific	57,374	65,101	(9,688)	55,413	110,514	121,532	(16,196)	105,336
Hudson Europe	55,186	72,811	(9,479)	63,332	115,385	148,304	(18,581)	129,723
Total	$122,743	$151,070	$(19,189)	$131,881	$247,060	$295,237	$(34,824)	$260,413
Gross margin:
Hudson Americas	$5,081	$5,393	$(21)	$5,372	$9,702	$9,894	$(45)	$9,849
Hudson Asia Pacific	23,820	24,519	(3,071)	21,448	44,697	45,430	(5,123)	40,307
Hudson Europe	21,321	29,959	(4,369)	25,590	43,727	58,576	(8,330)	50,246
Total	$50,222	$59,871	$(7,461)	$52,410	$98,126	$113,900	$(13,498)	$100,402
SG&A and Non-Op (a):
Hudson Americas	$5,580	$5,325	$(29)	$5,296	$11,392	$10,190	$(56)	$10,134
Hudson Asia Pacific	23,916	23,985	(2,867)	21,118	43,949	45,130	(4,744)	40,386
Hudson Europe	21,630	28,813	(4,217)	24,596	45,344	56,789	(8,103)	48,686
Corporate	2,464	2,397	1	2,398	5,058	4,526	(3)	4,523
Total	$53,590	$60,520	$(7,112)	$53,408	$105,743	$116,635	$(12,906)	$103,729
Business reorganization expenses and impairment of long lived assets:
Hudson Americas	$(5)	$3	$—	$3	$417	$93	$1	$94
Hudson Asia Pacific	325	1,114	(140)	974	333	1,115	(141)	974
Hudson Europe	520	—	(1)	(1)	1,400	23	(3)	20
Corporate	1,220	—	—	—	1,253	—	(1)	(1)
Total	$2,060	$1,117	$(141)	$976	$3,403	$1,231	$(144)	$1,087
Gain on sale and exit of businesses:
Hudson Americas	$15,938	$—	$—	$—	$15,938	$—	$—	$—
Hudson Asia Pacific	—	—	—	—	—	—	—	—
Hudson Europe	4,067	—	—	—	4,067	—	—	—
Corporate	—	—	—	—	—	—	—	—
Total	$20,005	$—	$—	$—	$20,005	$—	$—	$—
Operating income (loss):
Hudson Americas	$15,130	$736	$3	$739	$13,701	$530	$(2)	$528
Hudson Asia Pacific	391	(920)	38	(882)	604	(1,555)	(66)	(1,621)
Hudson Europe	3,615	2,318	(339)	1,979	2,484	3,834	(528)	3,306
Corporate	(5,493)	(4,999)	1	(4,998)	(9,862)	(9,047)	(1)	(9,048)
Total	$13,643	$(2,865)	$(297)	$(3,162)	$6,927	$(6,238)	$(597)	$(6,835)
Net income (loss), consolidated	$13,877	$(4,374)	$51	$(4,323)	$7,039	$(8,918)	$(16)	$(8,934)
EBITDA (loss) from continuing operations (b):
Hudson Americas	$15,444	$101	$6	$107	$13,814	$(372)	$24	$(348)
Hudson Asia Pacific	(630)	(581)	(61)	(642)	173	(884)	(228)	(1,112)
Hudson Europe	3,449	1,113	(153)	960	1,298	1,812	(245)	1,567
Corporate	(3,686)	(2,399)	1	(2,398)	(6,300)	(4,522)	(5)	(4,527)
Total	$14,577	$(1,766)	$(207)	$(1,973)	$8,985	$(3,966)	$(454)	$(4,420)

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
Use of EBITDA (Non-GAAP measure)
Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. Management also considers EBITDA to be the best indicator of operating performance and most comparable measure across the regions in which the Company operates. Management also uses this measure to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income, or net income prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") or as a measure of the Company’s profitability. EBITDA is derived from net income (loss) adjusted for the provision for (benefit from) income taxes, interest expense (income), and depreciation and amortization.

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2015	2014	2015	2014
Net income (loss)	$13,877	$(4,374)	$7,039	$(8,918)
Adjustment for income (loss) from discontinued operations, net of income taxes	1,103	(809)	919	(1,241)
Income (loss) from continuing operations	$12,774	$(3,565)	$6,120	$(7,677)
Adjustments to net income (loss) from continuing operations
Provision for (benefit from) income taxes	460	193	331	595
Interest expense, net	369	202	449	342
Depreciation and amortization expense	974	1,404	2,085	2,774
Total adjustments from net income (loss) to EBITDA (loss)	1,803	1,799	2,865	3,711
EBITDA (loss) from continuing operations	$14,577	$(1,766)	$8,985	$(3,966)

Index

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin as a percentage of revenue for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014			2015	2014
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Revenue:
Hudson Americas	$6,653	$9,941	$—	$9,941	$14,692	$19,566	$1	$19,567
Hudson Asia Pacific	36,868	44,859	(7,344)	37,515	72,544	84,127	(12,260)	71,867
Hudson Europe	36,868	48,641	(5,732)	42,909	79,733	101,917	(11,538)	90,379
Total	$80,389	$103,441	$(13,076)	$90,365	$166,969	$205,610	$(23,797)	$181,813
Gross margin:
Hudson Americas	$1,656	$2,237	$—	$2,237	$3,447	$4,177	$1	$4,178
Hudson Asia Pacific	4,772	5,684	(935)	4,749	9,350	10,630	(1,555)	9,075
Hudson Europe	4,860	7,926	(990)	6,936	11,455	16,414	(1,971)	14,443
Total	$11,288	$15,847	$(1,925)	$13,922	$24,252	$31,221	$(3,525)	$27,696
Gross margin as a percentage of revenue:
Hudson Americas	24.9%	22.5%	N/A	22.5%	23.46%	21.35%	N/A	21.35%
Hudson Asia Pacific	12.9%	12.7%	N/A	12.7%	12.89%	12.64%	N/A	12.63%
Hudson Europe	13.2%	16.3%	N/A	16.2%	14.37%	16.11%	N/A	15.98%
Total	14.0%	15.3%	N/A	15.4%	14.52%	15.18%	N/A	15.23%

(a)
Temporary contracting gross margin and gross margin as a percentage of revenue are shown to provide additional information regarding the Company’s ability to manage its cost structure and to provide further comparability relative to the Company's peers. Temporary contracting gross margin is derived by deducting the direct costs of temporary contracting from temporary contracting revenue. The Company’s calculation of gross margin may differ from that of other companies. See Note 6 to the Condensed Consolidated Financial Statements for direct costs and gross margin information.

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Revenue	$10.2	$13.2	$(3.0)	(22.6)%	$21.2	$25.4	$(4.2)	(16.7)%

For the three months ended June 30, 2015, temporary contracting revenue decreased $3.3 million, or 33.1%, as compared to the same period in 2014. The decrease in temporary contracting revenue was directly attributable to the Company's US IT business as a result of reduced business development activities as the business was prepared for disposal and the timing of the divestiture in mid-June 2015. Permanent recruitment revenue increased $0.3 million for the three months ended June 30, 2015, or 9.7%, as compared to the same period in 2014. The growth in permanent recruitment was primarily due to continued growth in the RPO practice.

For the six months ended June 30, 2015, temporary contracting revenue decreased $4.9 million, or 24.9%, as compared to the same period in 2014. For the six months ended June 30, 2015, permanent recruitment revenue increased $0.6 million, or 10.8%, as compared to the same period in 2014. The changes in temporary and permanent recruitment are consistent with the explanations above for the three months ended June 30, 2015.
Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Gross margin	$5.1	$5.4	$(0.3)	(5.8)%	$9.7	$9.9	$(0.2)	(1.9)%
Gross margin as a percentage of revenue	49.9%	41.0%	N/A	N/A	45.8%	39.0%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	24.9%	22.5%	N/A	N/A	23.5%	21.3%	N/A	N/A

For the three months ended June 30, 2015, temporary contracting gross margin decreased $0.6 million, or 26.0%, as compared to the same period in 2014. Temporary contracting gross margin decreased due to the declines in the Company's US IT business as a result of pre-sale activity and the timing of the divestiture. Permanent recruitment gross margin increased $0.3 million, or 8.5%, as compared to the same period in 2014. The increase in permanent recruitment gross margin was driven by the RPO practice, which increased $0.4 million, or 13.8%, as compared to the same period in 2014.

For the six months ended June 30, 2015, temporary contracting gross margin decreased $0.7 million, or 17.5%, as compared to the same period in 2014 due to the declines in the US IT business as a result of softer pre-sale activity and the timing of the divestiture. Permanent recruitment gross margin increased $0.5 million, or 9.4%, as compared to the same period in 2014. The increase in permanent recruitment gross margin was driven by the RPO practice, which increased $0.8 million, or 15.6%, as compared to the same period in 2014.

For the three months ended June 30, 2015, total gross margin as a percentage of revenue was 49.9%, as compared to 41.0% for the same period in 2014. The improvement was principally due to an increase in higher margin RPO business as

Index

compared to the same period in 2014. For the six months ended June 30, 2015, total gross margin as a percentage of revenue was 45.8%, as compared to 39.0% for the same period in 2014. The improvement was principally due to a relative increase in higher margin RPO business as compared to the same period in 2014.

Selling, General and Administrative Expenses and Non-Operating Income (Expense) (“SG&A and Non-Op”)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
SG&A and Non-Op	$5.6	$5.3	$0.3	4.8%	$11.4	$10.2	$1.2	11.8%
SG&A and Non-Op as a percentage of revenue	54.8%	40.5%	N/A	N/A	53.8%	40.1%	N/A	N/A

For the three and six months ended June 30, 2015, SG&A and Non-Op increased as compared to the same periods in 2014 due to change in control stock-based compensation expenses of $0.4 million recorded in the current period as well as a proportion of stranded administrative expenses being allocated to the discontinued Legal eDiscovery business in 2014. This was partially offset by decreased corporate expenses allocated to the Americas business as a result of the Legal eDiscovery and US IT business divestitures. Excluding the impact of discontinued operations, for the three and six months ended June 30, 2015 SG&A and Non-Op decreased $1.5 million, or 19.6%, and $4.7 million, or 28.4%, respectively as the Company continued to eliminate stranded costs associated with the divestiture of the Legal eDiscovery business.
For the three months ended June 30, 2015, SG&A and Non-Op, as a percentage of revenue, was 54.8%, as compared to 40.5% for the same period in 2014. For the six months ended June 30, 2015 SG&A and Non-op as a percentage of revenue, was 53.8%, as compared to 40.1% for the same period in 2014. The increase in SG&A and Non-Op, as a percentage of revenue, for the three and six months ended June 30, 2015 was due to the factors described above.

Business Reorganization Expenses

For the three months ended June 30, 2015, business reorganization expenses were approximately $0.0 million, as compared to $0.0 million for the same period in 2014. For the six months ended June 30, 2015, business reorganization expenses were $0.4 million as compared to $0.1 million for the same period in 2014. The business reorganization expenses incurred for the six months ended June 30, 2015 were primarily related to severance costs associated with the sale of the US IT business.
Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Operating income (loss)	$15.1	$0.7	$14.4	(a)	$13.7	$0.5	$13.2	(a)
EBITDA (loss)	$15.4	$0.1	$15.3	(a)	$13.8	$(0.4)	$14.2	(a)
EBITDA (loss) as a percentage of revenue	151.7%	0.8%	N/A	N/A	65.3%	(1.5)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended June 30, 2015, EBITDA was $15.4 million, or 151.7% of revenue, as compared to EBITDA of $0.1 million, or 0.8% of revenue, for the same period in 2014. For the six months ended June 30, 2015, EBITDA was $13.8 million, or 65.3% of revenue, as compared to EBITDA loss of $0.4 million, or 1.5% of revenue, for the same period

Index

in 2014. The increase in EBITDA for the three and six months ended June 30, 2015 was principally due to the gain on sale of the US IT business of $15.9 million.
For the three months ended June 30, 2015, operating income was $15.1 million, as compared to $0.7 million for the same period in 2014. For the six months ended June 30, 2015, operating income was $13.7 million, as compared to operating income of $0.5 million for the same period in 2014. The difference between operating income and EBITDA for the three and six months ended June 30, 2015 and 2014, was principally due to corporate management fees and depreciation.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Revenue	$57.4	$55.4	$2.0	3.5%	$110.5	$105.3	$5.2	4.9%

For the three months ended June 30, 2015, temporary contracting revenue decreased $0.6 million, or 1.7%. For the three months ended June 30, 2015, permanent recruitment revenue increased $2.5 million, or 18.3%.

For the six months ended June 30, 2015 temporary contracting revenue increased $0.7 million, or 0.9%. For the six months ended June 30, 2015 permanent recruitment revenue increased $4.7 million, or 18.2%.

In Australia, revenue increased $0.4 million, or 1.0%, for the three months ended June 30, 2015, as compared to the same period in 2014. The increase was primarily in temporary contracting, which increased $0.3 million, or 1.0%, for the three months ended June 30, 2015, as compared to the same period in 2014. For the six months ended June 30, 2015 revenue increased $2.6 million, or 3.3%, as compared to the same period in 2014. The increase in revenue was primarily in temporary contracting, which increased $2.5 million, or 4.2%, for the six months ended June 30, 2015, as compared to the same period in 2014. The increases in temporary contracting revenue for the three and six months ended June 30, 2015 were in substantially all of the Company's practices, most notably IT, office support services and engineering & industrial, as the Company continues to benefit from increased productivity as a result of the 2014 headcount investment. Growth in these practices was offset by a decrease in the RPO practice due to lower recruiting levels in larger clients that were partially offset by new business.

For the three and six months ended June 30, 2015 increases in Australia were partially offset by a decline in New Zealand of $0.7 million and $1.4 million, respectively, as compared to the same periods in 2014. The decrease in New Zealand was partially due to a decline in temporary contracting, which decreased $0.6 million and $1.2 million, or 9.7% and 10.1%, for the three and six months ended June 30, 2015, respectively as compared to the same periods in 2014. The decrease was led by declines in in the accounting & finance and IT business practices.

In Asia, revenue increased $2.3 million, or 32.3%, for the three months ended June 30, 2015, as compared to the same period in 2014. For the six months ended June 30, 2015, Asia revenue increased $4.0 million, or 29.8%, as compared to the same period in 2014. The increased revenue in Asia was primarily in China, where revenue for the three and six months ended June 30, 2015 increased $2.1 million, or 43.8%, and $3.6 million, or 38.8%, respectively as compared to the same periods in 2014. The increase in China was led by improvements in permanent recruitment revenue in all business practices, most notably by RPO, as well as the sales & marketing and IT practices. In Asia, increases in permanent recruitment revenue were partially offset by declines in temporary contracting revenue which declined $0.3 million and $0.6 million, or 67.1% and 61.6% for the three and six months ended June 30, 2015, respectively as compared to the same periods in 2014.

Index

Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Gross margin	$23.8	$21.4	$2.4	11.1%	$44.7	$40.3	$4.4	10.9%
Gross margin as a percentage of revenue	41.5%	38.7%	N/A	N/A	40.4%	38.3%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	12.9%	12.7%	N/A	N/A	12.9%	12.6%	N/A	N/A

For the three months ended June 30, 2015, the increase in gross margin was led by permanent recruitment, which increased $2.4 million, or 17.2%, as compared to the same period in 2014. For the six months ended June 30, 2015 the increase in gross margin was led by permanent recruitment, which increased $4.5 million, or 17.4%, as compared to the same period in 2014. The increases in permanent recruitment gross margin for both periods was driven primarily by China.

Total gross margin as a percentage of revenue was 41.5% for the three months ended June 30, 2015, as compared to 38.7% for the same period in 2014. Total gross margin as a percentage of revenue was 40.4% for the six months ended June 30, 2015, as compared to 38.3% for the same period in 2014. The increase in total gross margin as a percentage of revenue for the three and six months ended June 30, 2015 resulted from increases in higher margin permanent recruitment revenue. For the three months ended June 30, 2015, temporary contracting gross margin remained relatively flat as a percentage of revenue at 12.9%, as compared to 12.7% for the same period in 2014. For the six months ended June 30, 2015, temporary contracting gross margin remained relatively flat as a percentage of revenue at 12.9%, as compared to 12.6% for the same period in 2014.
SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$23.9	$21.1	$2.8	13.2%	$43.9	$40.4	$3.6	8.8%
SG&A and Non-Op as a percentage of revenue	41.7%	38.1%	N/A	N/A	39.8%	38.3%	N/A	N/A

Higher bonus and commissions' expense as a result of an increase in permanent recruitment gross margin, higher proportional corporate administrative charges and change in control stock-based compensation expense of $0.6 million drove the overall increase in SG&A and Non-Op for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The increase was partially offset by savings associated with reorganization actions initiated in 2014. For the three months ended June 30, 2015, SG&A and Non-Op, as a percentage of revenue, was 41.7%, as compared to 38.1% for the same period in 2014. For the six months ended June 30, 2015, SG&A and Non-Op, as a percentage of revenue, was 39.8%, as compared to 38.3% for the same period in 2014. The increase in SG&A and Non-Op, as a percentage of revenue, was principally due to the factors noted above.

Business Reorganization Expenses

For the three months ended June 30, 2015, business reorganization expenses were approximately $0.3 million, as compared to $1.0 million for the same period in 2014. For the six months ended June 30, 2015, business reorganization expenses were $0.3 million as compared to $1.0 million for the same period in 2014. Business reorganization expenses in the current year were primarily for lease exit costs in Australia and New Zealand.

Index

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Operating income (loss)	$0.4	$(0.9)	$1.3	(a)	$0.6	$(1.6)	$2.2	(a)
EBITDA (loss)	$(0.6)	$(0.6)	$—	(1.9)%	$0.2	$(1.1)	$1.3	(a)
EBITDA (loss) as a percentage of revenue	(1.1)%	(1.2)%	N/A	N/A	0.2%	(1.1)%	N/A	N/A

For the three months ended June 30, 2015, EBITDA loss was $0.6 million, or 1.1% of revenue, as compared to an EBITDA loss of $0.6 million, or 1.2% of revenue, for the same period in 2014. For the six months ended June 30, 2015 EBITDA was $0.2 million, or 0.2% or revenue, as compared to an EBITDA loss of $1.1 million, or 1.1% of revenue for the same period in 2014. The increase in EBITDA for the six months ended June 30, 2015 was principally due to the increases in gross margin, as well as savings associated with restructuring activities.
For the three months ended June 30, 2015, operating income was $0.4 million, as compared to operating loss of $0.9 million for the same period in 2014. For the six months ended June 30, 2015 operating income was $0.6 million, as compared to operating loss of $1.6 million for the same period in 2014. The difference between operating income (loss) and EBITDA (loss) for the three and six months ended June 30, 2015 and 2014 was principally due to corporate management fees and depreciation.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Revenue	$55.2	$63.3	$(8.1)	(12.9)%	$115.4	$129.7	$(14.3)	(11.1)%

For the three months ended June 30, 2015, temporary contracting revenue and permanent recruitment revenue decreased $6.0 million and $1.9 million, or 14.1% and 13.8%, respectively, as compared to the same period in 2014.

For the six months ended June 30, 2015, temporary contracting revenue and permanent recruitment revenue decreased $10.6 million and $3.0 million, or 11.8% and 11.7%, respectively, as compared to the same period in 2014.

In the U.K., revenue for the three months ended June 30, 2015 decreased by $1.2 million, or 3.0% to $39.6 million, from $40.9 million for the same period in 2014. For the six months ended June 30, 2015, revenue decreased to $78.0 million, as compared to $85.1 million for the same period in 2014, a decrease of $7.2 million, or 8.4%. For the three months ended June 30, 2015, the decrease in the U.K. was driven by permanent recruitment declines of $1.7 million, or 22.0%, as compared to the same period in 2014. The decline was partially offset by an increase in temporary contracting revenue of $0.4 million, or 1.2%, for the three months ended June 30, 2015, as compared to the same period in 2014. For the six months ended June 30, 2015, the decrease in the U.K. was driven by a reduction of temporary contracting and permanent recruitment revenues $3.9 million and $3.1 million, or 5.6% and 21.2%, respectively, as compared to the same period in 2014. The declines in the U.K. for the three and six months ended June 30, 2015 were also driven by challenging comparatives as our U.K. business experienced a strong first half in 2014. The declines in recruitment revenue for the six months ended June 30, 2015 as compared to the same period in 2014 were partially offset by an increase in the RPO practice.

In Continental Europe, total revenue was $15.5 million for the three months ended June 30, 2015, as compared to $22.5 million for the same period in 2014, a decrease of $6.9 million, or 30.8%. For the six months ended June 30, 2015, total revenue in Continental Europe was $37.4 million, as compared to $44.6 million for the same period in 2014, a decrease of $7.2 million, or 16.1%. The majority of the revenue decline in Continental Europe occurred in the Netherlands, as total revenue for the three and six months ended June 30, 2015, decreased $6.5 million, or 68.1%, and $6.6 million, or 34.2%, respectively, as compared to the same periods in 2014. The decrease is a result of the sale of the Netherlands business effective April 30, 2015. For the three and six months ended June 30, 2015, the decrease was also driven by a decline in France of $0.8 million and $1.5 million, respectively, offset by an increase in revenue in Belgium of $0.5 million and $0.9 million, respectively.
Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Gross margin	$21.3	$25.6	$(4.3)	(16.7)%	$43.7	$50.2	$(6.5)	(13.0)%
Gross margin as a percentage of revenue	38.6%	40.4%	N/A	N/A	37.9%	38.7%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	13.2%	16.2%	N/A	N/A	14.4%	16.0%	N/A	N/A

For the three months ended June 30, 2015, temporary contracting gross margin and permanent recruitment gross margin decreased $2.1 million and $1.8 million, or 29.9% and 13.4%, respectively, as compared to the same period in 2014.

Index

For the six months ended June 30, 2015, temporary contracting gross margin and permanent recruitment gross margin decrease $3.0 million and $2.9 million, or 11.3% and 20.7%, respectively, as compared to the same period in 2014.

The majority of the gross margin decline in Europe occurred in the U.K., as total gross margin decreased to $10.4 million for the three months ended June 30, 2015, as compared to $12.8 million for the same period in 2014, a decrease of $2.3 million, or 18.3%. For the six months ended June 30, 2015, gross margin in the U.K. decreased $4.6 million, or 18.3%, as compared to the same period in 2014. The decline in the U.K. was driven by both lower margins in temporary contracting as well as a reduction in higher margin permanent recruitment revenue.

In Continental Europe, total gross margin was $10.9 million for the three months ended June 30, 2015, as compared to $12.8 million for the same period in 2014. For the six months ended June 30, 2015, gross margin in Continental Europe decreased $1.9 million, or 7.7%, as compared to the same period in 2014. The majority of the gross margin decline in Continental Europe is a result of the sale of the Netherlands business effective April 30, 2015. In the Netherlands, total gross margin for the three and six months ended June 30, 2015 decreased $1.4 million, or 68.7%, and $1.3 million, or 32.2%, respectively, as compared to the same periods in 2014. Also contributing to the decrease in gross margin for the three and six months ended June 30, 2015 were declines in France of $0.5 million and $1.0 million as a result of a reduction in higher margin permanent placement and talent management revenue.

Total gross margin as a percentage of revenue was 38.6% for the three months ended June 30, 2015, as compared to 40.4% for the same period in 2014. For the six months ended June 30, 2015, total gross margin for Europe as a percentage of revenue was 37.9%, as compared to 38.7% for the same period in 2014. The declines in the gross margin for the three and six months ended June 30, 2015 were primary due to a reduction in higher margin permanent recruitment and talent management as well as lower temporary contracting margins in the U.K. as compared to the same periods in 2014.

Temporary contracting gross margin as a percentage of revenue was 13.2% for the three months ended June 30, 2015, as compared to 16.2% for the same period in 2014. Temporary contracting gross margin as a percentage of revenue was 14.4% for the six months ended June 30, 2015 as compared to 16.0% for the same period in 2014. The reduction in temporary contracting margin was primarily due to the U.K. as margins have come under pressure in the Company's larger temporary contracting practices such as IT and accounting & finance.
SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$21.6	$24.6	$(3.0)	(12.1)%	$45.3	$48.7	$(3.3)	(6.9)%
SG&A and Non-Op as a percentage of revenue	39.2%	38.8%	N/A	N/A	39.3%	37.5%	N/A	N/A

The sale of the Netherlands business resulted in a reduction in SG&A and Non-op expenses for the three months ended June 30, 2015, of $1.3 million, or 65.4%, as compared to the same period in 2014. In addition, actions taken to streamline business processes in 2014, including real estate, back office support functions and reduced corporate management fees resulted in lower SG&A and Non-Op for the three and six months ended June 30, 2015 as compared to the same periods in 2014. This reduction was partially offset by change in control stock-based compensation expenses of $0.7 million for the three and six months ended June 30, 2015.

For the three months ended June 30, 2015, SG&A and Non-Op, as a percentage of revenue, was 39.2%, as compared to 38.8% for the same period in 2014. For the six months ended June 30, 2015, SG&A and Non-Op, as a percentage of revenue was 39.3%, as compared to 37.5% for the same period in 2014. The increase in SG&A and Non-Op, as a percentage of revenue, for the three and six months ended June 30, 2015 was primarily due to additional stock-based compensation expenses related to the change in control as well as lower revenue over fixed costs as compared to the same periods in 2014.

Index

Business Reorganization Expenses

For the three months ended June 30, 2015, business reorganization expenses were $0.5 million, as compared to $0.0 million for the same period in 2014. For the six months ended June 30, 2015, business reorganization expenses were $1.4 million, as compared to $0.0 million for the same period in 2014. The business reorganization expenses incurred for the three and six months ended June 30, 2015 were primarily related to costs associated with the Company's exit of Eastern and Central European operations and Luxembourg, as well as lease exit costs in the U.K.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Operating income (loss)	$3.6	$2.0	$1.6	(a)	$2.5	$3.3	$(0.8)	(a)
EBITDA (loss)	$3.4	$1.0	$2.5	(a)	$1.3	$1.6	$(0.3)	17.2%
EBITDA (loss) as a percentage of revenue	6.2%	1.5%	N/A	N/A	1.1%	1.2%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.

For the three months ended June 30, 2015, EBITDA was $3.4 million, or 6.2% of revenue, as compared to EBITDA of $1.0 million, or 1.5% of revenue, for the same period in 2014. For the six months ended June 30, 2015, EBITDA was $1.3 million, or 1.1% of revenue, as compared to EBITDA of $1.6 million, or 1.2% of revenue, for the same period in 2014. The increase in EBITDA for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was due principally due to $4.1 million of gains associated with sale of the Netherlands business and exit of the Central and Eastern European markets partially offset by a decrease of EBITDA in the U.K.
For the three months ended June 30, 2015, operating income was $3.6 million, as compared to operating income of $2.0 million for the same period in 2014. For the six months ended June 30, 2015, operating income was $2.5 million, as compared to operating income of $3.3 million for the same period in 2014. The differences between operating income and EBITDA for the three and six months ended June 30, 2015 and 2014 were principally due to corporate management fees and depreciation.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $2.5 million for the three months ended June 30, 2015, as compared to $2.4 million for the same period in 2014, an increase of $0.1 million. Included in the three months ended June 30, 2015 are $0.8 million of stock-based compensation expense related to the change in control event. Included in prior year were approximately $1.4 million of costs incurred for the proxy contest and organizational strategy review. Excluded these items, corporate expenses increased approximately $0.7 million primarily due to lower proportional corporate allocations to the regions offset by savings associated with reorganization efforts launched in 2014.

For the six months ended June 30, 2015, corporate expenses were $5.1 million as compared to $4.5 million for the same period in 2014, an increase of $0.5 million, or 11.8%. The increase for the six months ended June 30, 2015 was due to CEO severance costs partially offset by savings associated with reorganization efforts launched in 2014. Included in the six months ended June 30, 2015 are $0.8 million of stock-based compensation expense related to the change in control event and $0.7 million of CEO severance costs. Included in prior year were approximately $1.4 million of costs incurred for the proxy contest and organizational strategy review. Excluding these items, corporate expenses increased approximately $0.5 million primarily due to lower proportional corporate allocations to the regions offset by savings associated with reorganization efforts launched in 2014.

For the three months ended June 30, 2015, business reorganization expenses were $1.2 million while no such expenses were recorded in the same period in 2014. For the six months ended June 30, 2015, business reorganization expenses were $1.3 million, as compared to $0.0 million for the same period in 2014. The business reorganization expenses incurred for the three and six months ended June 30, 2015 were primarily related to severance costs and lease exit costs in the U.S.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.0 million for the three months ended June 30, 2015, as compared to $1.4 million for the same period in 2014, a decrease of $0.4 million, or 30.6%. For the six months ended June 30, 2015, depreciation and amortization expense was $2.1 million, as compared to $2.8 million for the same period in 2014, a decrease of $0.7 million, or 24.8%. The decrease was due to lower level of capital expenditures in 2015 as compared to 2014.

Interest Expense, Net of Interest Income

Interest expense was $0.4 million for the three months ended June 30, 2015, as compared to $0.2 million for the same period in and 2014. For the six months ended June 30, 2015 interest expense was $0.4 million as compared to $0.3 million for the same period in 2014.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the six months ended June 30, 2015 was $0.3 million on $6.5 million of pre-tax income from continuing operations, as compared to a provision for income tax of $0.6 million on $7.1 million of pre-tax loss from continuing operations for the same period in 2014. The effective tax rate for the six months ended June 30, 2015 was positive 5.1%, as compared to negative 8.4% for the same period in 2014. The difference in the effective tax rate for six months ended June 30, 2015 from the U.S. Federal statutory rate of 35% was primarily due to the Company's inability to recognize tax benefits on losses in the U.S. and the provision recorded for certain foreign jurisdictions where the Company has positive earnings. For the six months ended June 30, 2014, the effective tax rate difference from the U.S. Federal statutory rate of 35% was primarily attributable to the Company's inability to benefit from losses in the U.S. and certain foreign jurisdictions.

Net Income (Loss)

Net income was $13.9 million for the three months ended June 30, 2015, as compared to net loss of $4.4 million for the same period in 2014, an increase in net income of $18.3 million. The increase in net income was primarily due to $21.3 million recorded related to gains associated with the sale and liquidation of businesses including discontinued operations for the three months ended June 30, 2015. Basic and diluted income per share were $0.41 for the three months ended June 30, 2015, as compared to basic and diluted loss of $0.13 for the same period in 2014.

Index

For the six months ended June 30, 2015, net income was $7.0 million as compared to net loss of $8.9 million for the same period in 2014. The increase in net income was primarily due to $21.4 million recorded related to gains associated with the sale and exit of businesses including discontinued operations for the six months ended June 30, 2015. Basic and diluted income per share were $0.21 for the six months ended June 30, 2015, as compared to basic and diluted loss per share of $0.27 for the same period in 2014.

Index

Liquidity and Capital Resources
As of June 30, 2015, cash and cash equivalents totaled $34.8 million, as compared to $34.0 million as of December 31, 2014. The following table summarizes the Company's cash flow activities for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
(In millions)	2015	2014
Net cash provided by (used in) operating activities	$(23.0)	$(18.3)
Net cash provided by (used in) investing activities	23.4	(2.7)
Net cash provided by (used in) financing activities	1.1	1.3
Effect of exchange rates on cash and cash equivalents	(0.6)	0.2
Net increase (decrease) in cash and cash equivalents	$0.9	$(19.5)

Cash Flows from Operating Activities
For the six months ended June 30, 2015, net cash used in operating activities was $23.0 million, as compared to $18.3 million of net cash used in operating activities for the same period in 2014, an increase in net cash used in operating activities of $4.7 million. The increase in net cash used in operating activities resulted principally from a decrease in accounts payable and accrued expenses. For the six months ended June 30, 2015, net cash provided by operating activities from discontinued operations was $0.9 million, as compared to $5.3 million of net cash used in operating activities from discontinued operations for the same period in 2014.

Cash Flows from Investing Activities
For the six months ended June 30, 2015, net cash provided by investing activities was $23.4 million, as compared to net cash used in investing activities of $2.7 million for the same period in 2014, an increase in net cash provided by investing activities of $26.1 million. The increase in net cash provided by investing activities was due to the sales of the US IT and Netherlands businesses in 2015.
Cash Flows from Financing Activities
For the six months ended June 30, 2015, net cash provided by financing activities was $1.1 million, as compared to net cash provided by financing activities of $1.3 million for the same period in 2014, a decrease in net cash provided by financing activities of $0.2 million. The decrease in net cash provided by financing activities was primarily attributable to net borrowings offset by repayments of capital lease obligations in 2015 as compared to the same period in 2014.
Credit Agreements

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary ("U.K. Borrower") entered into a receivables finance agreement for an asset-based lending funding facility (the "Lloyds Agreement") with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, "Lloyds"). The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $23.6 million (£15.0 million). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $18.9 million (£12.0 million) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $4.7 million (£3.0 million) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

Index

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post-tax profits; and (4) at the end of each month, there must be a minimum excess availability of $3.1 million (£2.0 million).
The details of the Lloyds Agreement as of June 30, 2015 were as follows:

(In millions)	June 30, 2015
Borrowing capacity	$13.0
Less: outstanding borrowing	(1.3)
Additional borrowing availability	$11.7
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of June 30, 2015.

Loan and Security Agreement with Siena Lending Group LLC

Upon the sale of US IT business, the Company exercised its right to terminate its loan and security agreement with Siena Lending Group LLC ("Siena"). The Company paid Siena a termination fee of $0.2 million recognized as a reduction to the gain on sale of US IT and $0.4 million of cash to secure an outstanding letter of credit for a real estate lease. Siena will return the restricted cash to the Company once the outstanding letter of credit is returned to Siena.
Credit Agreement with Westpac Banking Corporation

On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a facility agreement with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, "Westpac"). On September 30, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a waiver letter to waive compliance with a financial covenant contained in the facility agreement at the September 30, 2013 and December 31, 2013 testing dates, and on December 19, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a Deed of Variation to the facility agreement to amend certain terms and conditions of the facility agreement. On December 2, 2014, the Company and certain Australian and New Zealand subsidiaries entered into a Third Deed of Variation to amend certain terms and conditions of the facility agreement (as amended, the "Facility Agreement").
The Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $7.7 million (AUD10 million) ("Tranche A") for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $1.4 million (NZD2 million) ("Tranche B") for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $3.9 million (AUD5 million) ("Tranche C") for the Australian subsidiary.
The Facility Agreement does not have a stated maturity date and can be terminated by Westpac upon 90 days written notice. Borrowings under Tranche A may be made with an interest rate based on the Invoice Finance 30-day Bank Bill Rate (as defined in the Facility Agreement) plus a margin of 1.10%. Borrowings under Tranche B may be made with an interest rate based on the Commercial Lending Rate (as defined in the Facility Agreement) plus a margin of 1.83%. Each of Tranche A and Tranche B bears a fee, payable monthly, equal to 1.50% and 0.96%, respectively, of the size of Westpac’s commitment under such tranche. Borrowings under Tranche C may be made incurring a fee equal to 2.10% of the face value of the financial guarantee requested. Amounts owing under the Facility Agreement are secured by substantially all of the assets of the Australian subsidiary, its Australian parent company and the New Zealand subsidiary (collectively, the "Obligors") and certain of their subsidiaries.

Index

The details of the Facility Agreement as of June 30, 2015 were as follows:

(In millions)	June 30, 2015
Tranche A:
Borrowing capacity	$7.7
Less: outstanding borrowing	—
Additional borrowing availability	$7.7
Interest rates on outstanding borrowing	4.21%
Tranche B:
Borrowing capacity	$1.4
Less: outstanding borrowing	—
Additional borrowing availability	$1.4
Interest rates on outstanding borrowing	8.03%
Tranche C:
Financial guarantee capacity	$3.9
Less: outstanding financial guarantee requested	(2.4)
Additional availability for financial guarantee	$1.5
Interest rates on financial guarantee requested	2.10%

The Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including: (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $13.5 million (AUD17.5 million); (2) a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries.

The Company was in compliance with all financial covenants under the Facility Agreement as of June 30, 2015.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Belgium and Singapore. The Belgium subsidiary has a $1.1 million (€1 million) overdraft facility. Borrowings under the Belgium lending arrangements may be made with an interest rate based on the one-month EURIBOR plus a margin, and was 2.52% as of June 30, 2015. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.4 million (SGD0.5 million) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on June 30, 2015. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. There were no outstanding borrowings under the Belgium and Singapore lending agreements as of June 30, 2015.
The average aggregate monthly outstanding borrowings for the credit agreements above was $3.5 million for the six months ended June 30, 2015. The weighted average interest rate on all outstanding borrowings for the six months ended June 30, 2015 was 3.54%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.
Liquidity Outlook
As of June 30, 2015, the Company had cash and cash equivalents on hand of $34.8 million supplemented by additional borrowing availability of $22.3 million of additional borrowing availability under the Lloyds Agreement, the Facility Agreement and other lending arrangements in Belgium and Singapore. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of June 30, 2015.

Index

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
As of June 30, 2015, $18.1 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held internationally, primarily in the United Kingdom ($4.6 million), Australia ($2.3 million), the Netherlands ($2.3 million), Mainland China ($2.0 million), Belgium ($1.6 million), Switzerland ($1.1 million), Spain ($0.9 million) and Hong Kong ($0.5 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision. In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds. The Company has not provided for U.S. Federal income or foreign withholding taxes on these undistributed foreign earnings because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. It is not practicable to determine the amount of tax associated with such undistributed earnings.

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

Contingencies
From time to time in the ordinary course of business, the Company is subject to compliance audits by federal, state, local and foreign government regulatory, tax and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers' compensation, immigration, and income, value-added and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities. In addition, see Note 14 for a description of a potential dispute between the Company and its former Chairman and Chief Executive Officer for amounts owed under his employment agreement. Periodic events and management actions such as business reorganization initiatives can change the number and type of audits, claims, lawsuits, contract disputes or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters.
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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.2 million and $0.4 million as of June 30, 2015 and December 31, 2014, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 26, 2015 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended June 30, 2015.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company's ability to successfully execute its strategic initiatives, (3) risks related to fluctuations in the Company's operating results from quarter to quarter, (4) the ability of clients to terminate their relationship with the Company at any time, (5) competition in the Company's markets, (6) the negative cash flows and operating losses that the Company has experienced in recent periods and may experience from time to time in the future, (7) restrictions on the Company's operating flexibility due to the terms of its credit facilities, (8) risks associated with the Company’s investment strategy, (9) risks related to international operations, including foreign currency fluctuations, (10) the Company's dependence on key management personnel, (11) the Company's ability to attract and retain highly-skilled professionals, (12) the Company's ability to collect its accounts receivable, (13) the Company's ability to achieve anticipated cost savings through the Company's cost reduction initiatives, (14) the Company's heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (15) risks related to providing uninterrupted service to clients, (16) the Company's exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (17) the Company's ability to utilize net operating loss carry-forwards, (18) volatility of the Company's stock price, (19) the impact of government regulations, and (20) risks related to activist stockholders. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the six months ended June 30, 2015, the Company earned approximately 90% of its gross margin outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the stockholders’ equity section of the Condensed Consolidated Balance Sheets. The translation of the foreign currency into U.S. dollars is reflected as a component of stockholders' equity and does not impact our reported net income.
As more fully described in Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company has credit agreements with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited, Westpac Banking Corporation and other credit agreements with lenders in Belgium and Singapore. The Company does not hedge the interest risk on borrowings under the credit agreements, and accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on the Company's annual average borrowings in the current year, a 1% increase or decrease in interest rates on the Company's borrowings would not have a material impact on the Company's earnings.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
 As of June 30, 2015, there have not been any material changes to the information set forth in Item 1A. "Risk Factors" disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2015 - April 30, 2015	—	$—	—	$6,792,000
May 1, 2015 - May 31, 2015 (b)	12,961	$2.53	—	$6,792,000
June 1, 2015 - June 30, 2015 (b)	44,740	$2.14	—	$6,792,000
Total	57,701	$2.23	—	$6,792,000

(a)
On February 4, 2008, the Company announced that its Board of Directors authorized the repurchase of a maximum of $15 million of the Company's common stock. As of June 30, 2015, the Company had repurchased 1,491,772 shares for a total cost of approximately $8.2 million under this authorization. On July 30, 2015, the Company announced that its Board of Directors replaced the existing authorization with a new authorization to repurchase up to $10.0 million of the Company's common stock. See Note 18 for further details.

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

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Dated:	July 30, 2015

Index

HUDSON GLOBAL, INC.
FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of May 8, 2015, by and among Hudson Global, Inc., Hudson Global Resources Management, Inc. and Mastech, Inc. (incorporated by reference to Exhibit 2.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated May 8, 2015 (File No. 0-50129)).

3.1
Amended and Restated Certificate of Incorporation of Hudson Global, Inc. (incorporated by reference to Exhibit 3.2 to Hudson Global, Inc.’s Current Report on Form 8-K dated June 15, 2015 (File No. 0-50129)).

3.2	Amended and Restated By-Laws of Hudson Global, Inc. (incorporated by reference to Exhibit 3.4 to Hudson Global, Inc.’s Current Report on Form 8-K dated June 15, 2015 (File No. 0-50129)).
10.1
Executive Employment Agreement, dated as of May 18, 2015, between Hudson Global, Inc. and Stephen A. Nolan (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated May 18, 2015 (File No. 0-50129)).

10.2
Restricted Stock Award Agreement, dated as of May 18, 2015, between Hudson Global, Inc. and Stephen A. Nolan (incorporated by reference to Exhibit 10.2 to Hudson Global, Inc.’s Current Report on Form 8-K dated May 18, 2015 (File No. 0-50129)).

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the six months ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2015, and (v) Notes to Condensed Consolidated Financial Statements.