Form 10-Q
period 2015-09-30
Hudson Global, Inc.
filed 2015-10-30
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2015
Common Stock - $0.001 par value	34,570,026

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$110,028	$149,278	$357,088	$444,515
Direct costs	64,883	93,591	213,817	274,927
Gross margin	45,145	55,687	143,271	169,588
Operating expenses:
Selling, general and administrative expenses	45,565	58,539	151,281	174,672
Depreciation and amortization	955	1,467	3,040	4,242
Business reorganization expenses and impairment of long-lived assets	2,264	794	5,667	2,026
Total operating expenses	48,784	60,800	159,988	180,940
Gain (loss) on sale and exit of businesses	(187)	—	19,818	—
Operating income (loss)	(3,826)	(5,113)	3,101	(11,352)
Non-operating income (expense):
Interest income (expense), net	(93)	(192)	(542)	(533)
Other income (expense), net	242	176	215	(325)
Income (loss) from continuing operations before provision for income taxes	(3,677)	(5,129)	2,774	(12,210)
Provision for (benefit from) income taxes from continuing operations	(1,648)	(558)	(1,317)	37
Income (loss) from continuing operations	(2,029)	(4,571)	4,091	(12,247)
Income (loss) from discontinued operations, net of income taxes	(55)	(2,448)	864	(3,690)
Net income (loss)	$(2,084)	$(7,019)	$4,955	$(15,937)
Basic and diluted earnings (loss) per share:
Basic and diluted earnings (loss) per share from continuing operations	$(0.06)	$(0.14)	$0.12	$(0.38)
Basic and diluted earnings (loss) per share from discontinued operations	$—	$(0.07)	$0.03	$(0.11)
Basic and diluted earnings (loss) per share	$(0.06)	$(0.21)	$0.15	$(0.49)
Weighted-average shares outstanding:
Basic	34,687	32,910	33,784	32,769
Diluted	34,687	32,910	33,795	32,769

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Comprehensive income (loss):
Net income (loss)	$(2,084)	$(7,019)	$4,955	$(15,937)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	(1,876)	(3,386)	(3,447)	(1,356)
Pension liability adjustment	(5)	5	(24)	(20)
Total other comprehensive income (loss), net of income taxes	(1,881)	(3,381)	(3,471)	(1,376)
Comprehensive income (loss)	$(3,965)	$(10,400)	$1,484	$(17,313)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$36,361	$33,989
Accounts receivable, less allowance for doubtful accounts of $915 and $986 respectively	65,721	74,079
Prepaid and other	7,102	9,604
Current assets of discontinued operations	161	1,249
Total current assets	109,345	118,921
Property and equipment, net	7,807	9,840
Deferred tax assets, non-current	6,806	5,648
Other assets, non-current	4,460	5,263
Total assets	$128,418	$139,672
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,521	$6,371
Accrued expenses and other current liabilities	42,118	54,065
Short-term borrowings	34	—
Accrued business reorganization expenses	4,321	3,169
Current liabilities of discontinued operations	2,025	3,512
Total current liabilities	53,019	67,117
Deferred rent and tenant improvement contributions	4,465	5,899
Income tax payable, non-current	2,330	2,397
Other non-current liabilities	4,539	5,002
Total liabilities	64,353	80,415
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 34,951 and 33,671 shares, respectively	34	34
Additional paid-in capital	480,546	476,689
Accumulated deficit	(425,661)	(430,616)
Accumulated other comprehensive income, net of applicable tax	10,142	13,613
Treasury stock, 381 and 129 shares, respectively, at cost	(996)	(463)
Total stockholders' equity	64,065	59,257
Total liabilities and stockholders' equity	$128,418	$139,672

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$4,955	$(15,937)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,040	4,512
Provision for (recovery of) doubtful accounts	227	127
Provision for (benefit from) deferred income taxes	(1,628)	(11)
Stock-based compensation	3,961	907
Gain on sale and exit of businesses	(21,228)	—
Other, net	218	318
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(4,451)	(10,736)
Decrease (increase) in prepaid and other assets	3,028	1,032
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,197)	(681)
Increase (decrease) in accrued business reorganization expenses	923	(235)
Net cash used in operating activities	(18,152)	(20,704)
Cash flows from investing activities:
Capital expenditures	(2,384)	(4,289)
Proceeds from sale of consolidated subsidiary, net of cash sold	7,894	—
Proceeds from sale of assets, net of disposal costs	16,815	—
Net cash provided by (used in) investing activities	22,325	(4,289)
Cash flows from financing activities:
Borrowings under credit agreements	110,412	85,642
Repayments under credit agreements	(110,268)	(77,692)
Payment of deferred financing costs	—	(454)
Repayment of capital lease obligations	(24)	(361)
Purchase of treasury stock	(712)	—
Purchase of restricted stock from employees	(239)	(122)
Net cash provided by (used in) financing activities	(831)	7,013
Effect of exchange rates on cash and cash equivalents	(970)	(645)
Net increase (decrease) in cash and cash equivalents	2,372	(18,625)
Cash and cash equivalents, beginning of the period	33,989	37,378
Cash and cash equivalents, end of the period	$36,361	$18,753
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$143	$344
Cash (refunds) payments during the period for income taxes, net of refunds	$13	$933

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2014	33,542	$34	$476,689	$(430,616)	$13,613	$(463)	$59,257
Net income (loss)	—	—	—	4,955	—	—	4,955
Other comprehensive income (loss), currency translation adjustments, net of applicable tax	—	—	—	—	(3,447)	—	(3,447)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	(24)	—	(24)
Purchase of treasury stock	(262)	—	—			(712)	(712)
Purchase of restricted stock from employees	(106)	—		—	—	(239)	(239)
Issuance of shares for 401(k) plan contribution	116	—	(104)	—	—	418	314
Stock-based compensation	1,280		3,961	—	—	—	3,961
Balance at September 30, 2015	34,570	$34	$480,546	$(425,661)	$10,142	$(996)	$64,065

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
The Company operates in 12 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. See Note 18 for further details regarding the reportable segments.
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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not believe the impact of its pending adoption of ASU 2015-05 on the Company's consolidated financial statements will be material.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. The Company does not believe the impact of its pending adoption of ASU 2015-03 on the Company's consolidated financial statements will be material.
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
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Accordingly, the standard was effective for the Company beginning on January 1, 2015. The Company has adopted ASU 2014-08. In the second and third quarter of 2015, the Company divested and exited certain businesses. Under the new guidance, the exited businesses did not reach the thresholds required to qualify as discontinued operations and, as a result, the operations remain within the Company's continuing operations for all periods presented.
There are no other recently issued accounting pronouncements that have had, or that the Company believes will have, a material impact on the Company's consolidated financial statements.

NOTE 4 – DIVESTITURES

Hudson Information Technology (US) business (the "US IT business")

On June 15, 2015, the Company completed the sale (the "US IT Business Sale") of substantially all of the assets (excluding working capital) of its US IT business to Mastech, Inc. (the "Purchaser"). The completion of the US IT Business Sale was effective June 14, 2015. The US IT Business Sale was pursuant to an Asset Purchase Agreement, dated as of May 8, 2015, by and among the Company, Hudson Global Resources Management, Inc., a wholly owned subsidiary of the Company, and the Purchaser. At the closing of the Sale, the Company received from the Purchaser pursuant to the Agreement the purchase price of $16,977 in cash. The US IT business pre-tax loss in accordance with ASC No. 205 "Reporting Discontinued Operations" ("ASC 205") for the three and nine months ended September 30, 2015 was $0 and $130, respectively compared to a pre-tax profit of $711 and $1,889 for the same periods in 2014.

On the US IT Business Sale, for the nine months ended September 30, 2015 the Company recognized a pre-tax gain of $15,918, net of closing and other direct transaction costs. Income tax on the gain was $11. For U.S. Federal income tax purposes, the gain is offset in full by net operating loss carryforwards. For state and local income tax purposes, the gain is mostly offset by net operating loss carryforwards. As the divestiture did not meet the requirements for classification as discontinued operations, the gain on sale is presented as a component of income (loss) from operations.

Netherlands business

On April 7, 2015, the Company's Board of Directors authorized management to divest the Company's Netherlands business within its Hudson Europe Segment. As such, the Company determined the Netherlands business had met the criteria for assets held for sale in accordance ASC 205 as of April 9, 2015.

On May 7, 2015, the Company entered into a Share Purchase Agreement and completed the sale (the "Netherlands Business Sale") of its Netherlands business, to InterBalance Group B.V., effective April 30, 2015, in a management buyout for $9,029 which included cash retained of $1,135. As a result, for the nine months ended September 30, 2015 the Company recognized a gain of $2,841 on the divestiture of the Netherlands Business Sale, which included $2,799 of non-cash accumulated foreign currency translation losses. Income tax on the gain was $0 because the gain is exempt from Netherlands tax. As the divestiture did not meet the requirements for classification as discontinued operations, the gain on sale is presented as a component of income (loss) from operations. The Netherlands pre-tax profit in accordance with ASC 205 for the three and nine months ended September 30, 2015 was $0 and $373, respectively, compared to a pre-tax profit of $328 and $1,138 for the same periods in 2014.

Exit of Businesses in Central and Eastern Europe

In February 2015, the Company's Board of Directors approved the exit of operations in certain countries within Central and Eastern Europe (Ukraine, Czech Republic and Slovakia). During the quarter ended June 30, 2015, the Company deemed the liquidation of its Central and Eastern Europe businesses to be substantially complete. As such, under ASC 830,

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

"Foreign Currency Matters," for the three and nine months ended September 30, 2015 the Company transferred $4 and $1,190 of accumulated foreign currency translation gains from accumulated other comprehensive income to the statement of operations within gain on sale and exit of businesses.

Luxembourg

In March 2015, the Company's management approved the exit of operations in Luxembourg. In the third quarter of 2015, the Company deemed the liquidation of its Luxembourg business to be substantially complete. As such, under ASC 830, "Foreign Currency Matters," for the three and nine months ended September 30, 2015 the Company transferred $131 of accumulated foreign currency translation losses from accumulated other comprehensive income to the statement of operations within gain on on sale and exit of businesses.

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

The carrying amounts of the classes of assets and liabilities from the Legal eDiscovery business and Sweden operations included in discontinued operations were as follows:

	September 30, 2015			December 31, 2014
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Total assets	$96	$65	$161	$1,156	$93	$1,249
Total liabilities	$1,978	$47	$2,025	$3,297	$215	$3,512

Reported results for the discontinued operations by period were as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Revenue	$—	$11	$11	$13,812	$214	$14,026
Gross margin	124	11	135	2,007	55	2,062
Reorganization expenses	155	—	155	555	408	963
Operating income (loss), excluding gain (loss) from sale of business	(98)	1	(97)	(1,957)	(713)	(2,670)
Other non-operating income (loss), including interest	—	—	—	(2)	(11)	(13)
Gain (loss) from sale and liquidation of discontinued operations (1)	44	(2)	42	—	—	—
Income (loss) from discontinued operations before income taxes	(54)	(1)	(55)	(1,959)	(724)	(2,683)
Provision (benefit) for income taxes	—	—	—	(235)	—	(235)
Income (loss) from discontinued operations	$(54)	$(1)	$(55)	$(1,724)	$(724)	$(2,448)

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Revenue	$(1)	$17	$16	$46,513	$1,502	$48,015
Gross margin	21	17	38	7,647	855	8,502
Reorganization expenses	511	(29)	482	555	408	963
Operating income (loss), excluding gain (loss) from sale of business	(593)	18	(575)	(2,452)	(1,088)	(3,540)
Other non-operating income (loss), including interest	(8)	—	(8)	(8)	(32)	(40)
Gain (loss) from sale and liquidation of discontinued operations (1)	138	1,272	1,410	—	—	—
Income (loss) from discontinued operations before income taxes	(463)	1,290	827	(2,460)	(1,120)	(3,580)
Provision (benefit) for income taxes	(37)	—	(37)	110	—	110
Income (loss) from discontinued operations	$(426)	$1,290	$864	$(2,570)	$(1,120)	$(3,690)

(1) During the quarter ended June 30, 2015, the Company deemed the liquidation of its Sweden business to be substantially complete. As such under ASC 830, "Foreign Currency Matters," for the three and nine months ended September 30, 2015, the Company transferred the amount of the foreign entity's accumulated foreign currency translation gains and losses from accumulated other comprehensive income to income (loss) from discontinued operations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 6 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	Three Months Ended September 30, 2015
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$70,810	$30,263	$8,955	$110,028
Direct costs (1)	61,562	867	2,454	64,883
Gross margin	$9,248	$29,396	$6,501	$45,145

	Three Months Ended September 30, 2014
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$106,981	$31,713	$10,584	$149,278
Direct costs (1)	90,594	736	2,261	93,591
Gross margin	$16,387	$30,977	$8,323	$55,687

	Nine Months Ended September 30, 2015
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$237,778	$90,242	$29,068	$357,088
Direct costs (1)	204,279	2,049	7,489	213,817
Gross margin	$33,499	$88,193	$21,579	$143,271

	Nine Months Ended September 30, 2014
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$312,591	$96,134	$35,790	$444,515
Direct costs (1)	264,982	1,893	8,052	274,927
Gross margin	$47,609	$94,241	$27,738	$169,588

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. As of September 30, 2015, there were 1,041,534 shares of the Company’s common stock available for future issuance under the ISAP.

The Company’s stock plan agreements provide that a change in control of the Company will occur if, among other things, individuals who were directors as of the date of the agreement and any new director whose appointment or election was approved or recommended by a vote of at least two-thirds of the directors then in office who were either directors on the date of the agreement or whose appointment or election was previously so approved or recommended (each, a “continuing director”) cease to constitute a majority of the Company’s directors. A change in control occurred as of the Company's 2015 annual meeting of stockholders on June 15, 2015 under these agreements because continuing directors ceased to constitute a majority of the Company's directors. As a result, certain equity awards vested resulting in an accelerated stock-based compensation expense of $2,541 for the nine months ended September 30, 2015.
A summary of the quantity and vesting conditions for stock-based awards granted to the Company's employees for the nine months ended September 30, 2015 was as follows:

Vesting conditions	Number of Shares of Restricted Stock Granted	Number of Restricted Stock Units Granted	Total
Performance and service conditions (1)	590,100	105,400	695,500
Vest 100% 18 months after the grant date with service conditions only	150,000	—	150,000
Vest 100% 18 months after the grant date with market and service conditions (2)	350,000	—	350,000
Immediately vested	400	100	500
Total shares of stock award granted	1,090,500	105,500	1,196,000

(1)	As a result of the June 15, 2015 change in control event all unvested grants of restricted stock and restricted stock units became fully vested.

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
The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. During the nine months ended September 30, 2015, the Company granted 244,242 restricted stock units to its non-employee directors pursuant to the Director Plan.
For the three and nine months ended September 30, 2015 and 2014, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$—	$—	$—	$85
Restricted stock	138	93	2,998	567
Restricted stock units	65	12	963	255
Total	$203	$105	$3,961	$907

Stock Options
As of September 30, 2015, the Company had no unrecognized stock-based compensation expense related to outstanding unvested stock options.
Changes in the Company’s stock options for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015		2014
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	756,800	$8.78	800,350	$9.15
Expired/forfeited	(133,300)	13.78	(43,550)	15.50
Options outstanding at September 30,	623,500	7.72	756,800	8.78
Options exercisable at September 30,	623,500	$7.72	756,800	$8.78

Restricted Stock
As of September 30, 2015, the Company had approximately $478 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock. The Company expects to recognize that cost over a weighted average service period of 1.12 years.
Changes in the Company’s restricted stock for the nine months ended September 30, 2015 and 2014 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Nine Months Ended September 30,
	2015		2014
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	803,999	$3.00	997,802	$3.00
Granted	1,090,500	2.12	6,400	3.80
Vested	(1,204,798)	2.90	(172,284)	5.27
Forfeited	(189,701)	3.14	(448,687)	2.31
Unvested restricted stock at September 30,	500,000	$1.27	383,231	$2.80

Restricted Stock Units
As of September 30, 2015, the Company had no unrecognized stock-based compensation expense related to outstanding unvested restricted stock units.
Changes in the Company’s restricted stock units for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015		2014
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	119,940	$3.57	115,869	$3.65
Granted	349,742	2.47	50,259	3.88
Vested	(427,182)	2.71	(82,022)	4.18
Forfeited	(42,500)	3.21	(48,160)	2.42
Unvested restricted stock units at September 30,	—	$—	35,946	$4.40

Defined Contribution Plan and Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the "401(k) plan"). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock to the 401(k) plan. Vesting of the Company’s contribution occurs over a five-year period. For the three and nine months ended September 30, 2015 and 2014, the Company’s current year expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except otherwise stated)	2015	2014	2015	2014
Expense recognized for the 401(k) plan	$32	$112	$159	$431
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	—	—	116	118
Market value per share of the Company's common stock on contribution date (in dollars)	$—	$—	$2.71	$3.65
Non-cash contribution made for employer matching liability	$—	$—	$314	$430

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
Effective Tax Rate
The benefit from income taxes for the nine months ended September 30, 2015 was $1,317 on a pre-tax income from continuing operations of $2,774, compared to a provision for income taxes of $37 on pre-tax loss from continuing operations of $12,210 for the same period in 2014. The Company’s effective income tax rate was negative 47.5% and negative 0.3% for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, the effective tax rate differed from the U.S. Federal statutory rate of 35% due to the utilization of US tax losses not previously recognized as tax benefits to offset gain on sale of business, foreign tax exemptions applicable to gains on sale and exit of businesses, the release of deferred tax valuation allowance in China as a result of improved profitability in 2014 and 2015, the inability of the Company to recognize tax benefits on losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions. For the nine months ended September 30, 2014, the effective tax rate differed from the U.S. Federal statutory rate of 35% due primarily to the Company's inability to benefit from losses in the U.S. and certain foreign jurisdictions.
Uncertain Tax Positions
As of September 30, 2015 and December 31, 2014, the Company had $2,330 and $2,397, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $555 and $554 as of September 30, 2015 and December 31, 2014, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) and totaled to a provision of $53 and a benefit of $165 for the nine months ended September 30, 2015 and 2014, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of September 30, 2015, the Company's open tax

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2012
Majority of U.S. state and local jurisdictions	2011
United Kingdom	2013
Australia	2011
Majority of other non-U.S. jurisdictions	2009
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of September 30, 2015, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $300 to $600 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

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
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2015 and 2014 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings (loss) per share ("EPS"):
EPS - basic and diluted:
Income (loss) from continuing operations	$(0.06)	$(0.14)	$0.12	$(0.38)
Income (loss) from discontinued operations	—	(0.07)	0.03	(0.11)
Net income (loss)	$(0.06)	$(0.21)	$0.15	$(0.49)
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(2,029)	$(4,571)	$4,091	$(12,247)
Income (loss) from discontinued operations	(55)	(2,448)	864	(3,690)
Net income (loss)	$(2,084)	$(7,019)	$4,955	$(15,937)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	34,687	32,910	33,784	32,769
Common stock equivalents: stock options and other stock-based awards (a)	—	—	11	—
Weighted average number of common stock outstanding - diluted	34,687	32,910	33,795	32,769

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2015 and 2014 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Unvested restricted stock	150,000	383,231	—	383,231
Unvested restricted stock units	—	35,946	—	35,946
Stock options	623,500	756,800	623,500	756,800
Total	773,500	1,175,977	623,500	1,175,977

NOTE 10 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
Included under the caption "Prepaid and other":
Client guarantees	$77	$52
Other	114	123
Total amount under the caption "Prepaid and other"	$191	$175
Included under the caption "Other assets":
Collateral accounts	$228	$618
Rental deposits	493	802
Total amount under the caption "Other assets"	$721	$1,420
Total restricted cash	$912	$1,595

Collateral accounts primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy. The rental deposits with banks include amounts held as guarantees for the rent on the Company’s offices in the Americas and rental deposits from subtenants in the U.K. Client guarantees were held in banks in Belgium as deposits for various client projects.

NOTE 11 – PROPERTY AND EQUIPMENT, NET
As of September 30, 2015 and December 31, 2014, property and equipment, net, was as follows:

	September 30, 2015	December 31, 2014
Computer equipment	$5,982	$8,806
Furniture and equipment	3,116	5,352
Capitalized software costs	17,437	25,228
Leasehold improvements	15,170	21,368
	41,705	60,754
Less: accumulated depreciation and amortization	33,898	50,914
Property and equipment, net	$7,807	$9,840

The Company had expenditures of approximately $992 and $1,006 for acquired property and equipment, mainly consisting of software, furnitures and fixtures and leasehold improvements, which had not been placed in service as of September 30, 2015 and December 31, 2014, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014. A summary of the Company’s equipment acquired under capital lease agreements were as follows:

	September 30, 2015	December 31, 2014
Capital lease obligation, current	$59	$77
Capital lease obligation, non-current	$240	$348

During the nine months ended September 30, 2015 and 2014, the Company acquired $0 and $557, respectively, of property and equipment under capital lease agreements in Australia. Capital expenditures for the nine months ended September 30, 2015 and 2014 included $0 and $2,137, respectively, of landlord-funded tenant improvements for the Company's leased properties in Perth and Melbourne, Australia.

NOTE 12 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption "Other Assets" in the accompanying Condensed Consolidated Balance Sheets, as of September 30, 2015 and December 31, 2014. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

Carrying Value
2015
Goodwill, January 1,	$2,028
Currency translation	(49)
Goodwill, September 30,	$1,979

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 13 – BUSINESS REORGANIZATION EXPENSES

The Company initiated and executed certain strategic actions requiring business reorganization expenses ("2015 Exit Plan"). Business exit costs associated with the 2015 Exit Plan primarily consisted of employee termination benefits, lease termination payments and costs for elimination of contracts for certain discontinued services and locations.

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

For the nine months ended September 30, 2015, restructuring charges associated with these initiatives primarily included employee separation costs for 62 positions in Europe and the Americas and lease termination payments for rationalized offices in the U.S. and Europe under the 2015 Exit Plan and Previous Plans. In the third quarter of 2015, the Company exited operations in Ireland recording a restructuring charges for lease termination payments and employee termination benefits. Business reorganization expenses for the three and nine months ended September 30, 2015 and 2014 by plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Previous Plans	$1,596	$794	$3,752	$2,026
2015 Exit Plan	668	—	1,830	—
Total reorganization expenses in continuing operations	$2,264	$794	$5,582	$2,026

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to Previous Plans that were incurred or recovered during the nine months ended September 30, 2015. The amounts in the “Changes in Estimate” and “Additional Charges” columns are classified as business reorganization expenses in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss). Amounts in the “Payments” column represent primarily the cash payments associated with the Previous Plans. Changes in the accrued business reorganization expenses for the nine months ended September 30, 2015 were as follows:

For The Nine Months Ended September 30, 2015	December 31, 2014	Changes in Estimate	Additional Charges	Payments	September 30, 2015
Lease termination payments	$1,992	$466	$2,116	$(1,238)	$3,336
Employee termination benefits	1,772	—	2,153	(2,301)	1,624
Other associated costs	—	—	847	(661)	186
Total	$3,764	$466	$5,116	$(4,200)	$5,146

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $156 and $376 as of September 30, 2015 and December 31, 2014, respectively.

Potential Costs Associated with Termination

The Company has incurred compensation and benefits obligations to its former Chairman and Chief Executive Officer, Manuel Marquez, under his employment agreement in connection with the Company providing Mr. Marquez notice of non-renewal of his employment agreement, which is treated as a termination of his employment without cause. The Company has accrued $665 as of September 30, 2015 in connection with compensation and benefits Mr. Marquez is entitled to upon a termination without cause. Mr. Marquez does not agree with this treatment of compensation and benefits under his employment agreement and, on August 13, 2015, filed an arbitration claim against the Company for additional amounts of up to approximately $2,000. The Company does not agree with Mr. Marquez’s interpretation of the employment agreement and intends to vigorously defend against such claim for additional amounts.
Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The asset retirement obligations are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Total asset retirement obligations	$2,165	$2,461

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 15 – CREDIT AGREEMENTS

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary (“U.K. Borrower”) entered into a receivables finance agreement for an asset-based lending funding facility (the “Lloyds Agreement”) with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, “Lloyds”). The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $22,694 (£15,000). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $18,155 (£12,000) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $4,539 (£3,000) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post-tax profits; and (4) at the end of each month, there must be a minimum excess availability of $3,026 (£2,000).
The details of the Lloyds Agreement as of September 30, 2015 were as follows:

September 30, 2015
Borrowing capacity	$9,118
Less: outstanding borrowing	—
Additional borrowing availability	$9,118
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of September 30, 2015.

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
Credit Agreement with Westpac Banking Corporation

On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a facility agreement with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, "Westpac"). On December 19, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a Deed of Variation to the facility agreement to amend certain terms and conditions of the facility agreement. On December 2, 2014, the Company and certain Australian and New Zealand subsidiaries entered into a Third Deed of Variation to amend certain terms and conditions of the facility agreement (as amended, the "Westpac Facility Agreement").
The Westpac Facility Agreement provides three tranches: (1) an invoice discounting facility of up to $7,018 (AUD10,000) ("Tranche A") for an Australian subsidiary of the Company, the availability under which facility is based on an agreed percentage of eligible accounts receivable; (2) an overdraft facility of up to $1,280 (NZD2,000) ("Tranche B") for a New

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Zealand subsidiary of the Company; and (3) a financial guarantee facility of up to $3,509 (AUD5,000) ("Tranche C") for the Australian subsidiary.
The Westpac Facility Agreement does not have a stated maturity date and can be terminated by Westpac upon 90 days written notice. Borrowings under Tranche A may be made with an interest rate based on the Invoice Finance 30-day Bank Bill Rate (as defined in the Westpac Facility Agreement) plus a margin of 1.10%. Borrowings under Tranche B may be made with an interest rate based on the Commercial Lending Rate (as defined in the Westpac Facility Agreement) plus a margin of 1.83%. Each of Tranche A and Tranche B bears a fee, payable monthly, equal to 1.50% and 0.96%, respectively, of the size of Westpac’s commitment under such tranche. Borrowings under Tranche C may be made incurring a fee equal to 2.10% of the face value of the financial guarantee requested. Amounts owing under the Westpac Facility Agreement are secured by substantially all of the assets of the Australian subsidiary, its Australian parent company and the New Zealand subsidiary (collectively, the "Obligors") and certain of their subsidiaries.
The details of the Westpac Facility Agreement as of September 30, 2015 were as follows:

September 30, 2015
Tranche A:
Borrowing capacity	$7,018
Less: outstanding borrowing	(34)
Additional borrowing availability	$6,984
Interest rates on outstanding borrowing	4.19%
Tranche B:
Borrowing capacity	$1,280
Less: outstanding borrowing	—
Additional borrowing availability	$1,280
Interest rates on outstanding borrowing	7.78%
Tranche C:
Financial guarantee capacity	$3,509
Less: outstanding financial guarantee requested	(2,157)
Additional availability for financial guarantee	$1,352
Interest rates on financial guarantee requested	2.10%

The Westpac Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including: (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Westpac Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $12,282 (AUD17,500); (2) a minimum Fixed Charge Coverage Ratio (as defined in the Westpac Facility Agreement) of 1.5x; and (3) a maximum Borrowing Base Ratio (as defined in the Westpac Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries.

The Company was in compliance with all financial covenants under the Westpac Facility Agreement as of September 30, 2015.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Belgium and Singapore. The Belgium subsidiary has a $1,118 (€1,000) overdraft facility. Borrowings under the Belgium arrangement may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate was 2.75% as of September 30, 2015. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $141 (SGD200) for working capital purposes. Interest on borrowings

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on September 30, 2015. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium and Singapore lending agreements as of September 30, 2015.
The average aggregate monthly outstanding borrowings under the Revolver Agreement, Westpac Facility Agreement and the various credit agreements in Belgium and Singapore were $4,059 for the nine months ended September 30, 2015. The weighted average interest rate on all outstanding borrowings for the nine months ended September 30, 2015 was 3.30%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	September 30,	December 31,
	2015	2014
Foreign currency translation adjustments	$10,038	$13,485
Pension plan obligations	104	128
Accumulated other comprehensive income (loss)	$10,142	$13,613

As a result of the sale of the Netherlands business and substantially complete liquidation of certain foreign owned entities, the net foreign currency translation loss transferred from accumulated other comprehensive income and included in determining net income (loss) was $169 and $468 for the three and nine months ended September 30, 2015. No such adjustment was recorded in the prior year. See Note 4 and 5 regarding the substantially complete liquidation of certain foreign owned entities and the sale of the Netherlands business.

NOTE 17 – STOCKHOLDERS' EQUITY

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. Through September 30, 2015, the Company had repurchased 262,260 shares for a total cost of $712.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 18 – SEGMENT AND GEOGRAPHIC DATA
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Elimination	Total
For The Three Months Ended September 30, 2015
Revenue, from external customers	$3,735	$55,609	$50,684	$—	$—	$110,028
Inter-segment revenue	—	—	123	—	(123)	—
Total revenue	$3,735	$55,609	$50,807	$—	$(123)	$110,028
Gross margin, from external customers	$3,176	$23,376	$18,593	$—	$—	$45,145
Inter-segment gross margin	(3)	(122)	125	—	—	—
Total gross margin	$3,173	$23,254	$18,718	$—	$—	$45,145
Gain on sale and exit of businesses	$(20)	$—	$(167)	$—	$—	$(187)
Business reorganization expenses (recovery) and impairment of long lived assets expense	$589	$336	$1,278	$61	$—	$2,264
EBITDA (loss) (a)	$(1,029)	$1,680	$(2,094)	$(1,186)	$—	$(2,629)
Depreciation and amortization	383	333	171	68	—	955
Intercompany interest income (expense), net	—	—	(125)	125	—	—
Interest income (expense), net	—	(68)	(20)	(5)	—	(93)
Income (loss) from continuing operations before income taxes	$(1,412)	$1,279	$(2,410)	$(1,134)	$—	$(3,677)

For The Nine Months Ended September 30, 2015
Revenue, from external customers	$24,896	$166,123	$166,069	$—	$—	$357,088
Inter-segment revenue	—	—	369	—	(369)	—
Total revenue	$24,896	$166,123	$166,438	$—	$(369)	$357,088
Gross margin, from external customers	$12,876	$68,073	$62,322	$—	$—	$143,271
Inter-segment gross margin	(10)	(361)	371	—	—	—
Total gross margin	$12,866	$67,712	$62,693	$—	$—	$143,271
Gain on sale and exit of businesses	$15,918	$—	$3,900	$—	$—	$19,818
Business reorganization expenses (recovery) and impairment of long lived assets expense	$1,006	$669	$2,678	$1,314	$—	$5,667
EBITDA (loss) (a)	$12,788	$1,852	$(798)	$(7,486)	$—	$6,356
Depreciation and amortization	591	1,576	618	255	—	3,040
Intercompany interest income (expense), net	—	—	(394)	394	—	—
Interest income (expense), net	(346)	(152)	(35)	(9)	—	(542)
Income (loss) from continuing operations before income taxes	$11,851	$124	$(1,845)	$(7,356)	$—	$2,774

As of September 30, 2015
Accounts receivable, net	$3,876	$28,317	$33,528	$—	$—	$65,721
Long-lived assets, net of accumulated depreciation and amortization	$64	$7,010	$1,969	$749	$—	$9,792
Total assets	$8,128	$46,576	$55,587	$18,127	$—	$128,418

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended September 30, 2014
Revenue, from external customers	$13,036	$66,990	$69,252	$—	$—	$149,278
Inter-segment revenue	11	—	68	—	(79)	—
Total revenue	$13,047	$66,990	$69,320	$—	$(79)	$149,278
Gross margin, from external customers	$5,570	$24,654	$25,463	$—	$—	$55,687
Inter-segment gross margin	3	(57)	55	—	(1)	—
Total gross margin	$5,573	$24,597	$25,518	$—	$(1)	$55,687
Gain on sale and exit of businesses	$—	$—	$—	$—	$—	$—
Business reorganization expenses (recovery) and impairment of long lived assets expense	$—	$140	$421	$233	$—	$794
EBITDA (loss) (a)	$33	$250	$(2,292)	$(1,461)	$—	$(3,470)
Depreciation and amortization	137	918	301	111	—	1,467
Intercompany interest income (expense), net	—	—	(131)	131	—	—
Interest income (expense), net	(35)	(74)	3	(86)	—	(192)
Income (loss) from continuing operations before income taxes	$(139)	$(742)	$(2,721)	$(1,527)	$—	$(5,129)

For The Nine Months Ended September 30, 2014
Revenue, from external customers	$38,437	$188,522	$217,556	$—	$—	$444,515
Inter-segment revenue	48	—	174	—	(222)	—
Total revenue	$38,485	$188,522	$217,730	$—	$(222)	$444,515
Gross margin, from external customers	$15,464	$70,083	$84,041	$—	$—	$169,588
Inter-segment gross margin	34	(125)	90	—	1	—
Total gross margin	$15,498	$69,958	$84,131	$—	$1	$169,588
Gain on sale and exit of businesses	$—	$—	$—	$—	$—	$—
Business reorganization expenses (recovery) and impairment of long lived assets expense	$93	$1,255	$444	$234	$—	$2,026
EBITDA (loss) (a)	$(326)	$(635)	$(491)	$(5,983)	$—	$(7,435)
Depreciation and amortization	360	2,465	1,006	411	—	4,242
Intercompany interest income (expense), net	—	—	(393)	393	—	—
Interest income (expense), net	(35)	(154)	(9)	(335)	—	(533)
Income (loss) from continuing operations before income taxes	$(721)	$(3,254)	$(1,899)	$(6,336)	$—	$(12,210)

As of September 30, 2014
Accounts receivable, net	$6,600	$30,775	$45,741	$—	$—	$83,116
Long-lived assets, net of accumulated depreciation and amortization	$1,084	$9,674	$2,654	$642	$—	$14,054
Total assets	$20,552	$57,773	$64,851	$3,848	$—	$147,024

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

Geographic Data Reporting
A summary of revenues for the three and nine months ended September 30, 2015 and 2014 and long-lived assets and net assets by geographic area as of September 30, 2015 and 2014 were as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended September 30, 2015
Revenue (a)	$40,102	$40,075	$3,575	$10,582	$15,534	$160	$110,028
For The Three Months Ended September 30, 2014
Revenue (a)	$45,959	$50,556	$12,849	$23,293	$16,434	$187	$149,278
For The Nine Months Ended September 30, 2015
Revenue (a)	$118,083	$120,457	$24,424	$47,986	$45,666	$472	$357,088
For The Nine Months Ended September 30, 2014
Revenue (a)	$139,348	$142,141	$37,836	$78,208	$46,381	$601	$444,515
As of September 30, 2015
Long-lived assets, net of accumulated depreciation and amortization (b)	$1,866	$4,123	$821	$95	$2,887	$—	$9,792
Net assets	$15,421	$9,012	$17,003	$9,067	$13,554	$8	$64,065
As of September 30, 2014
Long-lived assets, net of accumulated depreciation and amortization (b)	$2,269	$6,306	$1,707	$378	$3,367	$27	$14,054
Net assets	$15,072	$15,949	$8,630	$8,558	$9,995	$83	$58,287

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 19 – SUBSEQUENT EVENTS

Credit Agreement with National Bank Australia Bank Limited

On October 30, 2015, certain Australian and New Zealand subsidiaries of the Company entered into a series of facility agreements (collectively, the "NAB Facility Agreement") with National Australia Bank Limited and Bank of New Zealand (collectively, "NAB"). The NAB Facility Agreement provides three tranches: (1) an invoice discounting facility of up to $17,545 (AUD25,000) ("Tranche A") for an Australian subsidiary of the Company, the availability under which facility is based on an agreed percentage of eligible accounts receivable of which a maximum of $2,807 (AUD4,000) may be used to support working capital requirements of the Company’s operations in China, Hong Kong and Singapore; (2) an invoice discounting facility of up to $3,199 (NZD5,000) ("Tranche B") for a New Zealand subsidiary of the Company, the availability under which facility is based on an agreed percentage of eligible accounts receivable; and (3) a financial guarantee facility of up to $2,105 (AUD3,000) ("Tranche C") which may be split between the Australian and New Zealand subsidiaries.

Tranche A and Tranche B do not have a stated maturity date and can be terminated upon 90 days written notice. Tranche C has a three year stated maturity date. Borrowings under Tranche A may be made with an interest rate based on the Australian Lending Indicator Rate (as defined in the NAB Facility Agreement) plus a margin of 1.50% per annum. Borrowings under Tranche B may be made with an interest rate based on the New Zealand Lending Indicator Rate (as defined in the NAB Facility Agreement). Each of Tranche A and Tranche B requires the payment of an annual minimum purchase charge of $75 and $15, respectively. Borrowings under Tranche C may be made incurring a fee equal to 1.50% per annum of the face value of the financial guarantee requested plus 0.30% per annum of the Tranche C facility. Amounts owing under the NAB Facility Agreement are secured by substantially all of the assets of the Australian subsidiary and the New Zealand subsidiary (collectively, the "Obligors").

The NAB Facility Agreement contains various restrictions and covenants applicable to the Obligors, including: (a) a requirement that the Obligors maintain (1) a minimum Fixed Charge Coverage Ratio (as defined in the NAB Facility Agreement) of 1.25x initially and 1.5x at all other testing dates thereafter; and (2) a minimum Receivables Ratio (as defined by the NAB Facility Agreement) of 1.20x.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Item 1 of this Form 10-Q. The reader should also refer to the Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2014. This MD&A contains forward-looking statements. Please see "FORWARD-LOOKING STATEMENTS" for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization ("EBITDA"). See Note 18 of this Form 10-Q to the Condensed Consolidated Financial Statements for EBITDA segment reconciliation information.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Recent Accounting Pronouncements

•	Critical Accounting Policies

•	Forward-Looking Statements

Index

Executive Overview

The Company has expertise in recruiting mid-level professional talent across all management disciplines in a wide range of industries. The Company matches clients and candidates to address client needs on a part time, full time and interim basis. Part of that expertise is derived from research on hiring trends and the Company's clients’ current successes and challenges with their staff. This research has helped enhance the Company's understanding about the number of new hires that do not meet its clients’ long-term goals, the reasons why, and the resulting costs to the Company's clients. With operations in 12 countries and relationships with specialized professionals around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company's focus is to continually upgrade its service offerings, delivery capability and assessment tools to make candidates more successful in achieving its clients' business requirements.

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

Strategic Actions
During the nine months ended September 30, 2015, the Company continued to execute on strategic actions in its previously announced efforts to focus on its core business lines and growth opportunities. These actions included:

•
On May 7, 2015, the Company completed the sale of its Netherlands business to InterBalance Group B.V., effective April 30, 2015, in a management buyout for $9.0 million including cash sold of $1.1 million. The Company recognized a gain on sale of $2.8 million, net of closing and other direct transaction costs, on the divestiture of the Netherlands business which included $2.8 million of non-cash accumulated foreign currency translation losses. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

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

•
In February 2015, the Company's management approved the exit of operations in certain countries within Central and Eastern Europe (Ukraine, Czech Republic and Slovakia). During the second quarter of 2015, the Company deemed the liquidation of those Central and Eastern Europe businesses to be substantially complete. As such, under ASC 830, "Foreign Currency Matters," the Company transferred $1.2 million of accumulated foreign currency translation gains from accumulated other comprehensive income to the statement of operations within gain on sale and exit of businesses. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

•
In March 2015, the Company's management approved the exit of operations in Luxembourg. During the third quarter of 2015, the Company deemed the liquidation of its Luxembourg business to be substantially complete. As such, under ASC 830, "Foreign Currency Matters," the Company transferred $0.1 million of accumulated foreign currency translation losses from accumulated other comprehensive income to the statement of operations within gain on sale and exit of businesses. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

•	In August 2015, the Company exited its operations in Ireland.
Discontinued Operations
During 2014, the Company completed the sale of substantially all of the assets and certain liabilities of the Legal eDiscovery business in the U.S. and U.K. to Document Technologies, LLC and DTI of London Limited. In addition, the

Index

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
Current Market Conditions
Economic conditions in most of the world's major markets remain mixed. Conditions in Europe have shown improvement with GDP growth in most of the major markets, as well as forecasted GDP growth for the remainder of 2015. Australia faces a slow growth outlook for remainder of 2015, while the outlook for Asia is uncertain given China's slowing growth outlook. The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for the Company's services.
Financial Performance

The Company achieved mixed financial performance for the third quarter of 2015 in most of the major markets in which it operates. On a constant currency basis, for the three months ended September 30, 2015, revenue and gross margin declined by $18.9 million and $3.5 million, or 14.7% and 7.2%, respectively, compared to the same period in 2014. A primary driver of the decrease was attributable to the current year divestitures of the Netherlands, US IT, Luxembourg and Central and Eastern Europe businesses. The following table reconciles the change in reported revenue and gross margin for the quarter:

	Three Months Ended September 30, 2015
	Change in Revenue on a Constant Currency Basis	Change in Gross Margin on a Constant Currency Basis
Netherlands decrease	$(9.6)	$(2.1)
US IT business decrease	(9.3)	(2.4)
Luxembourg decrease	(0.3)	(0.2)
Central and Eastern Europe decrease	(0.2)	(0.2)
Retained businesses increase	0.5	1.4
Reported change	$(18.9)	$(3.5)

In addition to the impact of the divested businesses detailed above, the Company experienced an overall increase in its retained businesses for revenue and gross margin in the third quarter of 2015 on a constant currency basis. This was driven by increases in Asia Pacific and Belgium revenue and gross margin as the Company continued to see strong recruitment results in these markets. Asia Pacific revenue and gross margin increased $1.8 million and $2.8 million, respectively, as compared to the same period in 2014. Belgium revenue and gross margin increased $1.2 million and $0.5 million, respectively, as compared to the same period in 2014. These increases were partially offset by current period revenue and gross margin declines in the U.K. On a constant currency basis, for the three months ended September 30, 2015 the U.K. experienced declines of $2.5 million and $1.8 million in revenue and gross margin, respectively, compared to the same period in 2014 due to continued softness in permanent and temporary recruitment activities.

The following is a summary of the highlights for the three and nine months ended September 30, 2015 and 2014. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment including the impact of the significant developments discussed above.

•	Revenue was $110.0 million for the three months ended September 30, 2015, compared to $149.3 million for the same period in 2014, a decrease of $39.3 million, or 26.3%.

◦
On a constant currency basis, the Company's revenue decreased $18.9 million, or 14.7%. Contracting revenue decreased $21.3 million (down 23.2% compared to the same period in 2014). The decrease in contracting revenue was partially offset by an increase in permanent recruitment revenue of $2.2 million (up 7.9% compared to the same period in 2014).

Index

•	Revenue was $357.1 million for the nine months ended September 30, 2015, compared to $444.5 million for the same period in 2014, a decrease of $87.4 million, or 19.7%.

◦
On a constant currency basis, the Company's revenue decreased $32.3 million, or 8.3%. Contracting revenue decreased $36.2 million (down 13.2% compared to the same period in 2014). The decrease in contracting revenue was partially offset by an increase in permanent recruitment revenue of $4.6 million (up 5.3% compared to the same period in 2014).

•	Gross margin was $45.1 million for the three months ended September 30, 2015, compared to $55.7 million for the same period in 2014, a decrease of $10.5 million, or 18.9%.

◦
On a constant currency basis, gross margin decreased $3.5 million, or 7.2%. An increase of $2.0 million in permanent recruitment gross margin (up 7.2% compared to the same period in 2014) was offset by decreases of $5.1 million in temporary recruitment gross margin (down 35.5% compared to the same period in 2014) and $0.1 million in talent management gross margin (down 1.8% compared to the same period in 2014).

•	Gross margin was $143.3 million for the nine months ended September 30, 2015, compared to $169.6 million for the same period in 2014, a decrease of $26.3 million, or 15.5%.

◦
On a constant currency basis, gross margin decreased $5.8 million, or 3.9%. An increase of $4.2 million in permanent recruitment gross margin (up 4.9% compared to the same period in 2014) was offset by decreases of $8.5 million in temporary recruitment gross margin (down 20.3% compared to the same period in 2014) and $1.2 million in talent management gross margin (down 5.5% compared to the same period in 2014).

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) were $45.3 million for the three months ended September 30, 2015, compared to $58.4 million for the same period in 2014, a decrease of $13.0 million, or 22.3%.

◦
On a constant currency basis, SG&A and Non-Op decreased $5.9 million, or 11.5%. SG&A and Non-Op, as a percentage of revenue, were 41.2% for the three months ended September 30, 2015, compared to 39.7% for the same period in 2014.

◦	SG&A and Non-Op were $151.1 million for the nine months ended September 30, 2015, compared to $175.0 million for the same period in 2014, a decrease of $23.9 million, or 13.7%.

•
On a constant currency basis, SG&A and Non-Op decreased $3.9 million, or 2.5%. SG&A and Non-Op, as a percentage of revenue, was 42.3% for the nine months ended September 30, 2015, as compared to 39.8% for the same period in 2014.

•
Business reorganization and impairment of long-lived assets expenses were $2.3 million for the three months ended September 30, 2015, compared to $0.8 million for the same period in 2014, an increase of approximately $1.5 million. On a constant currency basis, business reorganization and impairment of long-lived assets expenses increased $1.6 million.

Business reorganization and impairment of long-lived assets expenses were $5.7 million for the nine months ended September 30, 2015, compared to $2.0 million for the same period in 2014, an increase of approximately $3.6 million. On a constant currency basis, business reorganization and impairment of long-lived assets expenses increased $3.9 million.

•
Loss on sale and exit of businesses was $0.2 million for the three months and a gain of $19.8 million for the nine months ended September 30, 2015. No such gain or loss was recorded in the same period in 2014.

•
EBITDA loss was $2.6 million for the three months ended September 30, 2015, compared to EBITDA loss of $3.5 million for the same period in 2014, an increase in EBITDA of $0.8 million. On a constant currency basis, EBITDA increased $0.6 million.

EBITDA was $6.4 million for the nine months ended September 30, 2015 as compared to EBITDA loss of $7.4 million for the same period in 2014, an increase in EBITDA of $13.8 million. On a constant currency basis, EBITDA increased $14.0 million.

Index

•
Net loss was $2.1 million for the three months ended September 30, 2015, compared to a net loss of $7.0 million for the same period in 2014, a decrease in net loss of $4.9 million. On a constant currency basis, EBTIDA increased $4.5 million.

Net income was $5.0 million for the nine months ended September 30, 2015, compared to a net loss of $15.9 million for the same period in 2014, an increase in net income of $20.9 million. On a constant currency basis, net income increased $20.5 million.
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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and nine months ended September 30, 2015 and 2014.

Index

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014			2015	2014
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Hudson Americas	$3,735	$13,036	$(32)	$13,004	$24,896	$38,437	$(78)	$38,359
Hudson Asia Pacific	55,609	66,990	(13,190)	53,800	166,123	188,522	(29,386)	159,136
Hudson Europe	50,684	69,252	(7,092)	62,160	166,069	217,556	(25,673)	191,883
Total	$110,028	$149,278	$(20,314)	$128,964	$357,088	$444,515	$(55,137)	$389,378
Gross margin:
Hudson Americas	$3,176	$5,570	$(31)	$5,539	$12,876	$15,464	$(75)	$15,389
Hudson Asia Pacific	23,376	24,654	(4,040)	20,614	68,073	70,083	(9,162)	60,921
Hudson Europe	18,593	25,463	(2,974)	22,489	62,322	84,041	(11,306)	72,735
Total	$45,145	$55,687	$(7,045)	$48,642	$143,271	$169,588	$(20,543)	$149,045
SG&A and Non-Op (a):
Hudson Americas	$3,593	$5,539	$(41)	$5,498	$14,985	$15,731	$(99)	$15,632
Hudson Asia Pacific	21,242	24,207	(3,851)	20,356	65,191	69,341	(8,598)	60,743
Hudson Europe	19,369	27,389	(3,273)	24,116	64,713	84,178	(11,374)	72,804
Corporate	1,119	1,228	(2)	1,226	6,177	5,747	—	5,747
Total	$45,323	$58,363	$(7,167)	$51,196	$151,066	$174,997	$(20,071)	$154,926
Business reorganization expenses and impairment of long lived assets:
Hudson Americas	$589	$—	$—	$—	$1,006	$93	$1	$94
Hudson Asia Pacific	336	140	(33)	107	669	1,255	(173)	1,082
Hudson Europe	1,278	421	(53)	368	2,678	444	(56)	388
Corporate	61	233	1	234	1,314	234	(1)	233
Total	$2,264	$794	$(85)	$709	$5,667	$2,026	$(229)	$1,797
Gain (loss) on sale and exit of businesses:
Hudson Americas	$(20)	$—	$—	$—	$15,918	$—	$—	$—
Hudson Asia Pacific	—	—	—	—	—	—	—	—
Hudson Europe	(167)	—	—	—	3,900	—	—	—
Corporate	—	—	—	—	—	—	—	—
Total	$(187)	$—	$—	$—	$19,818	$—	$—	$—
Operating income (loss):
Hudson Americas	$(1,314)	$601	$3	$604	$12,387	$1,131	$1	$1,132
Hudson Asia Pacific	1,654	(442)	36	(406)	2,258	(1,997)	(31)	(2,028)
Hudson Europe	(1,467)	(1,010)	158	(852)	1,017	2,824	(370)	2,454
Corporate	(2,699)	(4,262)	(1)	(4,263)	(12,561)	(13,310)	(1)	(13,311)
Total	$(3,826)	$(5,113)	$196	$(4,917)	$3,101	$(11,352)	$(401)	$(11,753)
Net income (loss), consolidated	$(2,084)	$(7,019)	$459	$(6,560)	$4,955	$(15,937)	$443	$(15,494)
EBITDA (loss) from continuing operations (b):
Hudson Americas	$(1,029)	$33	$12	$45	$12,788	$(326)	$23	$(303)
Hudson Asia Pacific	1,680	250	(144)	106	1,852	(635)	(371)	(1,006)
Hudson Europe	(2,094)	(2,292)	339	(1,953)	(798)	(491)	102	(389)
Corporate	(1,186)	(1,461)	(1)	(1,462)	(7,486)	(5,983)	(2)	(5,985)
Total	$(2,629)	$(3,470)	$206	$(3,264)	$6,356	$(7,435)	$(248)	$(7,683)

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2015	2014	2015	2014
Net income (loss)	$(2,084)	$(7,019)	$4,955	$(15,937)
Adjustment for income (loss) from discontinued operations, net of income taxes	(55)	(2,448)	864	(3,690)
Income (loss) from continuing operations	$(2,029)	$(4,571)	$4,091	$(12,247)
Adjustments to net income (loss) from continuing operations
Provision for (benefit from) income taxes	(1,648)	(558)	(1,317)	37
Interest expense, net	93	192	542	533
Depreciation and amortization expense	955	1,467	3,040	4,242
Total adjustments from net income (loss) to EBITDA (loss)	(600)	1,101	2,265	4,812
EBITDA (loss) from continuing operations	$(2,629)	$(3,470)	$6,356	$(7,435)

Index

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin as a percentage of revenue for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014			2015	2014
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Revenue:
Hudson Americas	$423	$9,779	$2	$9,781	$15,116	$29,346	$1	$29,347
Hudson Asia Pacific	35,468	46,793	(10,123)	36,670	108,011	130,920	(22,382)	108,538
Hudson Europe	34,919	50,409	(4,705)	45,704	114,651	152,325	(16,242)	136,083
Total	$70,810	$106,981	$(14,826)	$92,155	$237,778	$312,591	$(38,623)	$273,968
Gross margin:
Hudson Americas	$18	$2,389	$3	$2,392	$3,466	$6,569	$1	$6,570
Hudson Asia Pacific	4,413	5,689	(1,233)	4,456	13,762	16,318	(2,786)	13,532
Hudson Europe	4,817	8,309	(826)	7,483	16,271	24,722	(2,796)	21,926
Total	$9,248	$16,387	$(2,056)	$14,331	$33,499	$47,609	$(5,581)	$42,028
Gross margin as a percentage of revenue:
Hudson Americas	4.3%	24.4%	N/A	24.5%	22.9%	22.4%	N/A	22.4%
Hudson Asia Pacific	12.4%	12.2%	N/A	12.2%	12.7%	12.5%	N/A	12.5%
Hudson Europe	13.8%	16.5%	N/A	16.4%	14.2%	16.2%	N/A	16.1%
Total	13.1%	15.3%	N/A	15.6%	14.1%	15.2%	N/A	15.3%

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

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Revenue	$3.7	$13.0	$(9.3)	(71.3)%	$24.9	$38.4	$(13.5)	(35.2)%

For the three months ended September 30, 2015, temporary contracting revenue decreased $9.4 million, or 95.7%, as compared to the same period in 2014. The decrease in temporary contracting revenue was directly attributable to the divestiture of the Company's US IT business in June 2015. Permanent recruitment revenue remained relatively flat for the three months ended September 30, 2015, as compared to the same period in 2014.

For the nine months ended September 30, 2015, temporary contracting revenue decreased $14.2 million, or 48.5%, as compared to the same period in 2014. For the nine months ended September 30, 2015, permanent recruitment revenue increased $0.7 million, or 7.6%, as compared to the same period in 2014. The change in temporary contracting was consistent with the explanation above for the three months ended September 30, 2015. The change in permanent recruitment was primarily due to continued growth in the RPO practice, as compared to the same period in 2014.
Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Gross margin	$3.2	$5.6	$(2.4)	(43.0)%	$12.9	$15.5	$(2.6)	(16.7)%
Gross margin as a percentage of revenue	85.0%	42.7%	N/A	N/A	51.7%	40.2%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	4.3%	24.4%	N/A	N/A	22.9%	22.4%	N/A	N/A

For the three months ended September 30, 2015, temporary contracting gross margin decreased $2.4 million, or 99.2%, as compared to the same period in 2014. Temporary contracting gross margin decreased due to the divestiture of the Company's US IT business in June 2015. Permanent recruitment gross margin remained flat, as compared to the same period in 2014.

For the nine months ended September 30, 2015, temporary contracting gross margin decreased $3.1 million, or 47.2%, as compared to the same period in 2014 due to the divestiture of the US IT business in June 2015. Permanent recruitment gross margin increased $0.5 million, or 5.8%, as compared to the same period in 2014. The increase in permanent recruitment gross margin was primarily due to continued growth in the RPO practice, as compared to the same period in 2014.

For the three months ended September 30, 2015, total gross margin as a percentage of revenue was 85.0%, as compared to 42.7% for the same period in 2014. For the nine months ended September 30, 2015, total gross margin as a percentage of revenue was 51.7%, as compared to 40.2% for the same period in 2014. The improvement was principally due to the divestiture of the Company's US IT business in June 2015.

Index

For the three months ended September 30, 2015, temporary contracting gross margin as a percentage of revenue was 4.3%, as compared to 24.4% for the same period in 2014. The decline was principally due to the divestiture of the Company's US IT business in June 2015. For the nine months ended September 30, 2015, temporary contracting gross margin as a percentage of revenue was 22.9%, as compared to 22.4% for the same period in 2014.
Selling, General and Administrative Expenses and Non-Operating Income (Expense) (“SG&A and Non-Op”)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
SG&A and Non-Op	$3.6	$5.5	$(1.9)	(35.1)%	$15.0	$15.7	$(0.7)	(4.7)%
SG&A and Non-Op as a percentage of revenue	96.2%	42.5%	N/A	N/A	60.2%	40.9%	N/A	N/A

For the three and nine months ended September 30, 2015, SG&A and Non-Op decreased as compared to the same periods in 2014 due to decreased corporate expenses allocated to the Americas business as a result of the Legal eDiscovery and US IT business divestitures partially offset by a proportion of stranded administrative expenses being allocated to the discontinued Legal eDiscovery business in 2014. For the nine months ended September 30, 2015, the decrease was partially offset by change in control stock-based compensation expenses of $0.4 million recorded in June 2015. Excluding the impact of discontinued operations, for the three and nine months ended September 30, 2015 SG&A and Non-Op decreased $5.0 million, or 58.4%, and $9.0 million, or 37.1%, respectively as the Company continued to eliminate stranded costs associated with the divestiture of the Legal eDiscovery and US IT businesses.
For the three months ended September 30, 2015, SG&A and Non-Op, as a percentage of revenue, was 96.2%, as compared to 42.5% for the same period in 2014. For the nine months ended September 30, 2015 SG&A and Non-op as a percentage of revenue, was 60.2%, as compared to 40.9% for the same period in 2014. The increase in SG&A and Non-Op, as a percentage of revenue, for the three and nine months ended September 30, 2015 was due to the factors described above.

Business Reorganization Expenses

For the three months ended September 30, 2015, business reorganization expenses were approximately $0.6 million, as compared to $0.0 million for the same period in 2014. For the nine months ended September 30, 2015, business reorganization expenses were $1.0 million as compared to $0.1 million for the same period in 2014. The business reorganization expenses incurred for the nine months ended September 30, 2015 were primarily related to severance associated with the sale of the US IT business, lease exit and contract cancellation costs.
Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Operating income (loss)	$(1.3)	$0.6	$(1.9)	(a)	$12.4	$1.1	$11.3	(a)
EBITDA (loss)	$(1.0)	$—	$(1.1)	(a)	$12.8	$(0.3)	$13.1	(a)
EBITDA (loss) as a percentage of revenue	(27.6)%	0.3%	N/A	N/A	51.4%	(0.8)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended September 30, 2015, EBITDA loss was $1.0 million, or 27.6% of revenue, as compared to EBITDA of $0.0 million, or 0.3% of revenue, for the same period in 2014. For the nine months ended September 30, 2015, EBITDA was $12.8 million, or 51.4% of revenue, as compared to EBITDA loss of $0.3 million, or 0.8% of revenue, for the

Index

same period in 2014. The decrease in EBITDA for the three months ended September 30, 2015 was principally due to higher business reorganization expenses, as compared to the same period in 2014. The increase in EBITDA for the nine months ended September 30, 2015 was principally due to the gain on sale of the US IT business of $15.9 million partially offset by an increase in business reorganization expenses, as compared to the same period in 2014.
For the three months ended September 30, 2015, operating loss was $1.3 million, as compared to operating income of $0.6 million for the same period in 2014. For the nine months ended September 30, 2015, operating income was $12.4 million, as compared to of $1.1 million for the same period in 2014. The difference between operating income and EBITDA for the three and nine months ended September 30, 2015 and 2014 was principally due to corporate management fees and depreciation.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Revenue	$55.6	$53.8	$1.8	3.4%	$166.1	$159.1	$7.0	4.4%

For the three months ended September 30, 2015, temporary contracting revenue decreased $1.2 million, or 3.3%. For the three months ended September 30, 2015, permanent recruitment revenue increased $3.1 million, or 22.8%.

For the nine months ended September 30, 2015 temporary contracting revenue decreased $0.5 million, or 0.5%. For the nine months ended September 30, 2015 permanent recruitment revenue increased $7.8 million, or 19.8%.

In Australia, revenue increased $0.5 million, or 1.2%, for the three months ended September 30, 2015, as compared to the same period in 2014. The increase was primarily in permanent recruitment revenue, which increased $1.2 million, or 20.5%, for the three months ended September 30, 2015, as compared to the same period in 2014. For the nine months ended September 30, 2015 revenue increased $3.0 million, or 2.6%, as compared to the same period in 2014. The increase in revenue was in both temporary contracting and permanent recruitment. Temporary contracting and permanent recruitment revenue increased $1.8 million and $1.6 million, or 2.0% and 8.5%, respectively, for the nine months ended September 30, 2015, as compared to the same period in 2014. The increases in temporary contracting revenue for the three and nine months ended September 30, 2015 were in substantially all of the Company's practices, most notably IT, accounting & finance, office support services and engineering & industrial, as the Company continues to benefit from increased productivity as a result of the 2014 headcount investment. Growth in these practices was offset by a decrease in the RPO contracting services due to lower recruiting levels in larger clients that were partially offset by new business.

For the three and nine months ended September 30, 2015 increases in Australia were partially offset by a decline in New Zealand of $0.3 million and $1.7 million, respectively, as compared to the same periods in 2014. The decrease in New Zealand was partially due to a decline in temporary contracting, which decreased $0.3 million and $1.5 million, or 4.8% and 8.4%, for the three and nine months ended September 30, 2015, respectively as compared to the same periods in 2014. The decrease was led by declines in in the accounting & finance and IT business practices.

In Asia, revenue increased $1.7 million, or 22.2%, for the three months ended September 30, 2015, as compared to the same period in 2014. For the nine months ended September 30, 2015, Asia revenue increased $5.6 million, or 27.1%, as compared to the same period in 2014. The increased revenue in Asia was primarily in China, where revenue for the three and nine months ended September 30, 2015 increased $2.0 million, or 38.6%, and $5.5 million, or 38.7%, respectively as compared to the same periods in 2014. The increase in China was led by improvements in permanent recruitment revenue in all business practices, most notably by RPO, as well as the sales & marketing, accounting & finance and IT practices. In Asia, increases in permanent recruitment revenue were partially offset by declines in temporary contracting revenue which declined $0.3 million and $0.8 million, or 57.1% and 60.1% for the three and nine months ended September 30, 2015, respectively as compared to the same periods in 2014.

Index

Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Gross margin	$23.4	$20.6	$2.8	13.4%	$68.1	$60.9	$7.2	11.7%
Gross margin as a percentage of revenue	42.0%	38.3%	N/A	N/A	41.0%	38.3%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	12.4%	12.2%	N/A	N/A	12.7%	12.5%	N/A	N/A

For the three months ended September 30, 2015, the increase in gross margin was led by permanent recruitment, which increased $2.9 million, or 21.7%, as compared to the same period in 2014. For the nine months ended September 30, 2015 the increase in gross margin was led by permanent recruitment, which increased $7.4 million, or 18.9%, as compared to the same period in 2014. The increases in permanent recruitment gross margin for both periods were driven primarily by China and Australia.

Total gross margin as a percentage of revenue was 42.0% for the three months ended September 30, 2015, as compared to 38.3% for the same period in 2014. Total gross margin as a percentage of revenue was 41.0% for the nine months ended September 30, 2015, as compared to 38.3% for the same period in 2014. The increase in total gross margin as a percentage of revenue for the three and nine months ended September 30, 2015 resulted from increases in higher margin permanent recruitment revenue. For the three months ended September 30, 2015, temporary contracting gross margin remained relatively flat as a percentage of revenue at 12.4%, as compared to 12.2% for the same period in 2014. For the nine months ended September 30, 2015, temporary contracting gross margin remained relatively flat as a percentage of revenue at 12.7%, as compared to 12.5% for the same period in 2014.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$21.2	$20.4	$0.9	4.4%	$65.2	$60.7	$4.4	7.3%
SG&A and Non-Op as a percentage of revenue	38.2%	37.8%	N/A	N/A	39.2%	38.2%	N/A	N/A

For the three and nine months ended September 30, 2015, higher bonus and commissions expense as a result of an increase in permanent recruitment gross margin and higher proportional corporate administrative charges drove the increase in SG&A and Non-Op, as compared to the same period in 2014. In addition, for the nine months ended September 30, 2015, SG&A and Non-Ops was higher due to the change in control stock-based compensation expense of $0.6 million, as compared to the same period in 2014. The increase was partially offset by savings associated with reorganization actions initiated in 2014.

For the three months ended September 30, 2015, SG&A and Non-Op, as a percentage of revenue, was 38.2%, as compared to 37.8% for the same period in 2014. For the nine months ended September 30, 2015, SG&A and Non-Op, as a percentage of revenue, was 39.2%, as compared to 38.2% for the same period in 2014. The increase in SG&A and Non-Op, as a percentage of revenue, was principally due to the factors noted above.

Business Reorganization Expenses

Index

For the three months ended September 30, 2015, business reorganization expenses were approximately $0.3 million, as compared to $0.1 million for the same period in 2014. For the nine months ended September 30, 2015, business reorganization expenses were $0.7 million as compared to $1.1 million for the same period in 2014. Business reorganization expenses in the current year were primarily for lease exit costs in Australia and New Zealand.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Operating income (loss)	$1.7	$(0.4)	$2.1	(a)	$2.3	$(2.0)	$4.3	(a)
EBITDA (loss)	$1.7	$0.1	$1.6	(a)	$1.9	$(1.0)	$2.9	(a)
EBITDA (loss) as a percentage of revenue	3.0%	0.2%	N/A	N/A	1.1%	(0.6)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended September 30, 2015, EBITDA was $1.7 million, or 3.0% of revenue, as compared to an EBITDA of $0.1 million, or 0.2% of revenue, for the same period in 2014. For the nine months ended September 30, 2015 EBITDA was $1.9 million, or 1.1% or revenue, as compared to an EBITDA loss of $1.0 million, or 0.6% of revenue for the same period in 2014. The increase in EBITDA for the three and nine months ended September 30, 2015 was principally due to the increases in gross margin, as well as savings associated with restructuring activities.
For the three months ended September 30, 2015, operating income was $1.7 million, as compared to operating loss of $0.4 million for the same period in 2014. For the nine months ended September 30, 2015 operating income was $2.3 million, as compared to operating loss of $2.0 million for the same period in 2014. The difference between operating income (loss) and EBITDA (loss) for the three and nine months ended September 30, 2015 and 2014 was principally due to corporate management fees and depreciation.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Revenue	$50.7	$62.2	$(11.5)	(18.5)%	$166.1	$191.9	$(25.8)	(13.5)%

For the three months ended September 30, 2015, temporary contracting revenue and permanent recruitment revenue decreased $10.8 million and $1.0 million, or 23.6% and 8.7%, respectively, as compared to the same period in 2014.

For the nine months ended September 30, 2015, temporary contracting revenue and permanent recruitment revenue decreased $21.4 million and $4.0 million, or 15.7% and 10.8%, respectively, as compared to the same period in 2014.

In the U.K., revenue for the three months ended September 30, 2015 decreased by $2.5 million, or 5.8% to $40.1 million, from $42.6 million for the same period in 2014. For the nine months ended September 30, 2015, revenue decreased to $118.1 million, as compared to $127.7 million for the same period in 2014, a decrease of $9.6 million, or 7.6%. For the three months ended September 30, 2015, the decrease in the U.K. was driven by declines in permanent recruitment and temporary contracting revenues of $1.2 million and $1.5 million, or 18.5% and 4.2%, respectively, as compared to the same period in 2014. For the nine months ended September 30, 2015, the decrease in the U.K. was driven by declines in permanent recruitment and temporary contracting revenues of $4.4 million and $5.4 million, or 20.4% and 5.1%, respectively, as compared to the same period in 2014. The declines in the U.K. for the nine months ended September 30, 2015 were also driven by challenging comparatives as the U.K. business experienced a strong first half in 2014. The declines in recruitment revenue for the three and nine months ended September 30, 2015 as compared to the same period in 2014 were partially offset by an increase in the RPO practice.

In Continental Europe, total revenue was $10.6 million for the three months ended September 30, 2015, as compared to $19.6 million for the same period in 2014, a decrease of $9.0 million, or 45.9%. For the nine months ended September 30, 2015, total revenue in Continental Europe was $48.0 million, as compared to $64.2 million for the same period in 2014, a decrease of $16.2 million, or 25.2%. The majority of the revenue decline in Continental Europe occurred in the Netherlands, as total revenue for the three and nine months ended September 30, 2015, decreased $9.6 million, or 100.0%, and $16.2 million, or 56.0%, respectively, as compared to the same periods in 2014. The decrease is a result of the sale of the Netherlands business effective April 30, 2015. For the three and nine months ended September 30, 2015, the decrease was also driven by a decline in France of $0.3 million and $1.7 million, respectively, Central and Eastern Europe of $0.2 million and $0.6 million, respectively, and Luxembourg of $0.3 million and $0.6 million, respectively, offset by an increase in revenue in Belgium of $1.2 million and $2.1 million, and Spain of $0.2 million and $1.1 million, respectively.
Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Gross margin	$18.6	$22.5	$(3.9)	(17.3)%	$62.3	$72.7	$(10.4)	(14.3)%
Gross margin as a percentage of revenue	36.7%	36.2%	N/A	N/A	37.5%	37.9%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	13.8%	16.4%	N/A	N/A	14.2%	16.1%	N/A	N/A

Index

For the three months ended September 30, 2015, temporary contracting gross margin and permanent recruitment gross margin decreased $2.7 million and $1.0 million, or 35.6% and 8.8%, respectively, as compared to the same period in 2014. For the nine months ended September 30, 2015, temporary contracting gross margin and permanent recruitment gross margin decrease $5.7 million and $3.8 million, or 25.8% and 10.6%, respectively, as compared to the same period in 2014.

The majority of the gross margin decline in Europe in the third quarter of 2015 occurred in the U.K., as total gross margin decreased to $10.2 million for the three months ended September 30, 2015, as compared to $12.0 million for the same period in 2014, a decrease of $1.8 million, or 15.1%. For the nine months ended September 30, 2015, gross margin in the U.K. decreased $6.4 million, or 17.2%, as compared to the same period in 2014. The decline in the U.K. was driven by both lower margins in temporary contracting as well as a reduction in higher margin permanent recruitment revenue.

In Continental Europe, total gross margin was $8.5 million for the three months ended September 30, 2015, as compared to $10.5 million for the same period in 2014. For the nine months ended September 30, 2015, gross margin in Continental Europe decreased $4.0 million, or 11.2%, as compared to the same period in 2014. The majority of the gross margin decline in Continental Europe is a result of the sale of the Netherlands business effective April 30, 2015. In the Netherlands, total gross margin for the three and nine months ended September 30, 2015 decreased $2.1 million, or 100.0%, and $3.4 million, or 55.2%, respectively, as compared to the same periods in 2014. Also contributing to the decrease in gross margin for the three and nine months ended September 30, 2015 were declines in France of $0.2 million and $1.2 million as a result of a reduction in higher margin permanent placement and talent management revenue. The declines were partially offset by an increase in Belgium gross margin for the three and nine months ended September 30, 2015 of $0.5 million and $0.9 million, as compared to the same period in 2014.

Total gross margin as a percentage of revenue was 36.7% for the three months ended September 30, 2015, as compared to 36.2% for the same period in 2014. For the nine months ended September 30, 2015, total gross margin for Europe as a percentage of revenue was 37.5%, as compared to 37.9% for the same period in 2014.

Temporary contracting gross margin as a percentage of revenue was 13.8% for the three months ended September 30, 2015, as compared to 16.4% for the same period in 2014. Temporary contracting gross margin as a percentage of revenue was 14.2% for the nine months ended September 30, 2015 as compared to 16.1% for the same period in 2014. The reduction in temporary contracting margin was primarily due to lower revenue from higher margin practices in the U.K., such as Legal.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$19.4	$24.1	$(4.7)	(19.7)%	$64.7	$72.8	$(8.1)	(11.1)%
SG&A and Non-Op as a percentage of revenue	38.2%	38.8%	N/A	N/A	39.0%	37.9%	N/A	N/A

The sale of the Netherlands business resulted in a reduction in SG&A and Non-op expenses for the three months ended September 30, 2015, of $1.7 million, as compared to the same period in 2014. In the U.K., lower gross margin resulted in a reduction in employee compensation expense in the three and nine months ended September 30, 2015, as compared to the same period in 2014. In addition, actions taken to streamline business processes in 2014, including real estate, back office support functions and reduced corporate management fees resulted in lower SG&A and Non-Op for the three and nine months ended September 30, 2015 as compared to the same periods in 2014. This reduction was partially offset by change in control stock-based compensation expenses of $0.7 million for the nine months ended September 30, 2015.

For the three months ended September 30, 2015, SG&A and Non-Op, as a percentage of revenue, was 38.2%, as compared to 38.8% for the same period in 2014. For the nine months ended September 30, 2015, SG&A and Non-Op, as a percentage of revenue was 39.0%, as compared to 37.9% for the same period in 2014. The increase in SG&A and Non-Op, as a percentage of revenue, for the nine months ended September 30, 2015 was primarily due to additional stock-based compensation expenses related to the change in control as well as lower revenue over fixed costs as compared to the same periods in 2014.

Index

Business Reorganization Expenses

For the three months ended September 30, 2015, business reorganization expenses were $1.3 million, as compared to $0.4 million for the same period in 2014. For the nine months ended September 30, 2015, business reorganization expenses were $2.7 million, as compared to $0.4 million for the same period in 2014. The business reorganization expenses incurred for the three and nine months ended September 30, 2015 were primarily related to costs associated with the Company's exit of operations in Eastern and Central European, Luxembourg and Ireland and lease exit costs in the U.K.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in amount	Change in %	2015	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Operating income (loss)	$(1.5)	$(0.9)	$(0.6)	(72.2)%	$1.0	$2.5	$(1.4)	58.6%
EBITDA (loss)	$(2.1)	$(2.0)	$(0.1)	(7.2)%	$(0.8)	$(0.4)	$(0.4)	(a)
EBITDA (loss) as a percentage of revenue	(4.1)%	(3.1)%	N/A	N/A	(0.5)%	(0.2)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.

For the three months ended September 30, 2015, EBITDA loss was $2.1 million, or 4.1% of revenue, as compared to EBITDA loss of $2.0 million, or 3.1% of revenue, for the same period in 2014. For the nine months ended September 30, 2015, EBITDA loss was $0.8 million, or 0.5% of revenue, as compared to EBITDA loss of $0.4 million, or 0.2% of revenue, for the same period in 2014. The increase in EBITDA loss for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was principally due to higher business reorganization expenses and lower gross margin offset by declines in SG&A expenses.
For the three months ended September 30, 2015, operating loss was $1.5 million, as compared to operating loss of $0.9 million for the same period in 2014. For the nine months ended September 30, 2015, operating income was $1.0 million, as compared to operating income of $2.5 million for the same period in 2014. The differences between operating income and EBITDA for the three and nine months ended September 30, 2015 and 2014 were principally due to corporate management fees and depreciation.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $1.1 million for the three months ended September 30, 2015, as compared to $1.2 million for the same period in 2014, a decrease of $0.1 million. The decline for the three months ended September 30, 2015 was due to savings associated with reorganization efforts partially offset by lower proportional corporate allocations.

For the nine months ended September 30, 2015, corporate expenses were $6.2 million as compared to $5.7 million for the same period in 2014, an increase of $0.4 million, or 7.5%. The increase for the nine months ended September 30, 2015 was due to CEO severance costs partially offset by savings associated with reorganization efforts launched in 2014. Included in the nine months ended September 30, 2015 are $0.8 million of stock-based compensation expense related to the change in control event and $0.7 million of CEO severance costs. Included in prior year were approximately $1.4 million of costs incurred for the proxy contest and organizational strategy review. Excluding these items, corporate expenses increased approximately $0.4 million primarily due to lower proportional corporate allocations to the regions partially offset by savings associated with reorganization efforts launched in 2014.

For the three months ended September 30, 2015, business reorganization expenses were $0.1 million as compared to $0.2 million. For the nine months ended September 30, 2015, business reorganization expenses were $1.3 million, as compared to $0.2 million for the same period in 2014. The business reorganization expenses incurred for the three and nine months ended September 30, 2015 were primarily related to severance and lease exit costs in the U.S.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.0 million for the three months ended September 30, 2015, as compared to $1.5 million for the same period in 2014, a decrease of $0.5 million, or 34.9%. For the nine months ended September 30, 2015, depreciation and amortization expense was $3.0 million, as compared to $4.2 million for the same period in 2014, a decrease of $1.2 million, or 28.3%. The decrease was due to lower level of capital expenditures and foreign currency translation differences of $0.5 million in 2015 as compared to 2014.

Interest Expense, Net of Interest Income

Interest expense was $0.1 million for the three months ended September 30, 2015, as compared to $0.2 million for the same period in and 2014. For the nine months ended September 30, 2015 interest expense was $0.5 million as compared to $0.5 million for the same period in 2014.

Provision for (Benefit from) Income Taxes

The benefit from income taxes for the nine months ended September 30, 2015 was $1.3 million on $2.8 million of pre-tax income from continuing operations, as compared to a provision for income tax of $0.0 million on $12.2 million of pre-tax loss from continuing operations for the same period in 2014. The effective tax rate for the nine months ended September 30, 2015 was negative 47.5%, as compared to negative 0.3% for the same period in 2014. The difference in the effective tax rate for nine months ended September 30, 2015 from the U.S. Federal statutory rate of 35% was primarily attributable to the utilization of US tax losses not previously recognized as tax benefits to offset gain on sale of business, foreign tax exemptions applicable to gains on sale and exit of businesses, the release of deferred tax valuation allowance in China as a result of improved profitability in 2014 and 2015, the inability of the Company to recognize tax benefits on losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions. For the nine months ended September 30, 2014, the effective tax rate difference from the U.S. Federal statutory rate of 35% was primarily attributable to the Company's inability to benefit from losses in the U.S. and certain foreign jurisdictions.

Net Income (Loss)

Net loss was $2.1 million for the three months ended September 30, 2015, as compared to net loss of $7.0 million for the same period in 2014, an increase in net income of $4.9 million. Basic and diluted income per share were $0.06 for the three months ended September 30, 2015, as compared to basic and diluted loss of $0.21 for the same period in 2014.

Index

For the nine months ended September 30, 2015, net income was $5.0 million as compared to net loss of $15.9 million for the same period in 2014. The increase in net income was primarily due to $21.2 million recorded related to gains associated with the sale and exit of businesses including discontinued operations for the nine months ended September 30, 2015. Basic and diluted income per share were $0.15 for the nine months ended September 30, 2015, as compared to basic and diluted loss per share of $0.49 for the same period in 2014.

Index

Liquidity and Capital Resources
As of September 30, 2015, cash and cash equivalents totaled $36.4 million, as compared to $34.0 million as of December 31, 2014. The following table summarizes the Company's cash flow activities for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
(In millions)	2015	2014
Net cash provided by (used in) operating activities	$(18.2)	$(20.7)
Net cash provided by (used in) investing activities	22.3	(4.3)
Net cash provided by (used in) financing activities	(0.8)	7.0
Effect of exchange rates on cash and cash equivalents	(1.0)	(0.6)
Net increase (decrease) in cash and cash equivalents	$2.3	$(18.6)

Cash Flows from Operating Activities
For the nine months ended September 30, 2015, net cash used in operating activities was $18.2 million, as compared to $20.7 million of net cash used in operating activities for the same period in 2014, a decrease in net cash used in operating activities of $2.6 million. The decrease in net cash used in operating activities resulted principally from a decrease in accounts receivable. For the nine months ended September 30, 2015, net cash used in operating activities from discontinued operations was $0.5 million, as compared to $3.8 million for the same period in 2014.

Cash Flows from Investing Activities
For the nine months ended September 30, 2015, net cash provided by investing activities was $22.3 million, as compared to net cash used in investing activities of $4.3 million for the same period in 2014, an increase in net cash provided by investing activities of $26.6 million. The increase in net cash provided by investing activities was due to the sales of the US IT and Netherlands businesses in 2015.
Cash Flows from Financing Activities
For the nine months ended September 30, 2015, net cash used in financing activities was $0.8 million, as compared to net cash provided by financing activities of $7.0 million for the same period in 2014, a decrease in net cash provided by financing activities of $7.8 million. The decrease in net cash provided by financing activities was primarily attributable to net borrowings offset by repayments of capital lease obligations in 2015 as compared to the same period in 2014.
Credit Agreements

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary ("U.K. Borrower") entered into a receivables finance agreement for an asset-based lending funding facility (the "Lloyds Agreement") with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, "Lloyds"). The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $22.7 million (£15.0 million). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $18.2 million (£12.0 million) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $4.5 million (£3.0 million) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3)

Index

dividends by the U.K. Borrower to the Company are restricted to the value of post-tax profits; and (4) at the end of each month, there must be a minimum excess availability of $3.0 million (£2.0 million).
The details of the Lloyds Agreement as of September 30, 2015 were as follows:

(In millions)	September 30, 2015
Borrowing capacity	$9.1
Less: outstanding borrowing	—
Additional borrowing availability	$9.1
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of September 30, 2015.

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
Credit Agreement with Westpac Banking Corporation

On November 29, 2011, certain Australian and New Zealand subsidiaries of the Company entered into a facility agreement with Westpac Banking Corporation and Westpac New Zealand Limited (collectively, "Westpac"). On September 30, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a waiver letter to waive compliance with a financial covenant contained in the facility agreement at the September 30, 2013 and December 31, 2013 testing dates, and on December 19, 2013, the Company and certain of its Australian and New Zealand subsidiaries entered into a Deed of Variation to the facility agreement to amend certain terms and conditions of the facility agreement. On December 2, 2014, the Company and certain Australian and New Zealand subsidiaries entered into a Third Deed of Variation to amend certain terms and conditions of the facility agreement (as amended, the "Westpac Facility Agreement").
The Westpac Facility Agreement provides three tranches: (a) an invoice discounting facility of up to $7.0 million (AUD10 million) ("Tranche A") for an Australian subsidiary of the Company, which is based on an agreed percentage of eligible accounts receivable; (b) an overdraft facility of up to $1.3 million (NZD2 million) ("Tranche B") for a New Zealand subsidiary of the Company; and (c) a financial guarantee facility of up to $3.5 million (AUD5 million) ("Tranche C") for the Australian subsidiary.
The Westpac Facility Agreement does not have a stated maturity date and can be terminated by Westpac upon 90 days written notice. Borrowings under Tranche A may be made with an interest rate based on the Invoice Finance 30-day Bank Bill Rate (as defined in the Facility Agreement) plus a margin of 1.10%. Borrowings under Tranche B may be made with an interest rate based on the Commercial Lending Rate (as defined in the Facility Agreement) plus a margin of 1.83%. Each of Tranche A and Tranche B bears a fee, payable monthly, equal to 1.50% and 0.96%, respectively, of the size of Westpac’s commitment under such tranche. Borrowings under Tranche C may be made incurring a fee equal to 2.10% of the face value of the financial guarantee requested. Amounts owing under the Westpac Facility Agreement are secured by substantially all of the assets of the Australian subsidiary, its Australian parent company and the New Zealand subsidiary (collectively, the "Obligors") and certain of their subsidiaries.

Index

The details of the Westpac Facility Agreement as of September 30, 2015 were as follows:

(In millions)	September 30, 2015
Tranche A:
Borrowing capacity	$7.0
Less: outstanding borrowing	—
Additional borrowing availability	$7.0
Interest rates on outstanding borrowing	4.19%
Tranche B:
Borrowing capacity	$1.3
Less: outstanding borrowing	—
Additional borrowing availability	$1.3
Interest rates on outstanding borrowing	7.78%
Tranche C:
Financial guarantee capacity	$3.5
Less: outstanding financial guarantee requested	(2.2)
Additional availability for financial guarantee	$1.4
Interest rates on financial guarantee requested	2.10%

The Westpac Facility Agreement contains various restrictions and covenants applicable to the Obligors and certain of their subsidiaries, including: (a) a requirement that the Obligors maintain (1) a minimum Tangible Net Worth (as defined in the Facility Agreement) as of the last day of each calendar quarter of not less than the higher of 85% of the Tangible Net Worth as of the last day of the previous calendar year and $12.3 million (AUD17.5 million); (2) a minimum Fixed Charge Coverage Ratio (as defined in the Facility Agreement) of 1.5x; and (3) a maximum Borrowing Base Ratio (as defined in the Facility Agreement) as of the last day of each calendar quarter of not more than 0.8; and (b) a limitation on certain intercompany payments with permitted payments outside the Obligor group restricted to a defined amount derived from the net profits of the Obligors and their subsidiaries.

The Company was in compliance with all financial covenants under the Westpac Facility Agreement as of September 30, 2015.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. The Belgium subsidiary has a $1.1 million (€1.0 million) overdraft facility. Borrowings under the Belgium lending arrangements may be made with an interest rate based on the one-month EURIBOR plus a margin, and was 2.75% as of September 30, 2015. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.1 million (SGD0.2 million) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on September 30, 2015. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. There were no outstanding borrowings under the Belgium and Singapore lending agreements as of September 30, 2015.
The average aggregate monthly outstanding borrowings for the credit agreements above was $4.1 million for the nine months ended September 30, 2015. The weighted average interest rate on all outstanding borrowings for the nine months ended September 30, 2015 was 3.30%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

Credit Agreement with National Bank Australia Bank Limited

Index

On October 30, 2015, certain Australian and New Zealand subsidiaries of the Company entered into a series of facility agreements (collectively, the "NAB Facility Agreement") with National Australia Bank Limited and Bank of New Zealand (collectively, "NAB"). The NAB Facility Agreement provides three tranches: (1) an invoice discounting facility of up to $17.5 million (AUD25.0 million) ("Tranche A") for an Australian subsidiary of the Company, the availability under which facility is based on an agreed percentage of eligible accounts receivable of which a maximum of $2.8 million (AUD4.0 million) may be used to support working capital requirements of the Company’s operations in China, Hong Kong and Singapore; (2) an invoice discounting facility of up to $3.2 million (NZD5.0 million) ("Tranche B") for a New Zealand subsidiary of the Company, the availability under which facility is based on an agreed percentage of eligible accounts receivable; and (3) a financial guarantee facility of up to $2.1 million (AUD3.0 million) ("Tranche C") which may be split between the Australian and New Zealand subsidiaries.

Tranche A and Tranche B do not have a stated maturity date and can be terminated upon 90 days written notice. Tranche C has a three year stated maturity date. Borrowings under Tranche A may be made with an interest rate based on the Australian Lending Indicator Rate (as defined in the NAB Facility Agreement) plus a margin of 1.50% per annum. Borrowings under Tranche B may be made with an interest rate based on the New Zealand Lending Indicator Rate (as defined in the NAB Facility Agreement). Each of Tranche A and Tranche B requires the payment of an annual minimum purchase charge of $0.1 million and $0.0 million, respectively. Borrowings under Tranche C may be made incurring a fee equal to 1.50% per annum of the face value of the financial guarantee requested plus 0.30% per annum of the Tranche C facility. Amounts owing under the NAB Facility Agreement are secured by substantially all of the assets of the Australian subsidiary and the New Zealand subsidiary (collectively, the "Obligors").

The NAB Facility Agreement contains various restrictions and covenants applicable to the Obligors, including: (a) a requirement that the Obligors maintain (1) a minimum Fixed Charge Coverage Ratio (as defined in the NAB Facility Agreement) of 1.25x initially and 1.50x at all other testing dates thereafter; and (2) a minimum Receivables Ratio (as defined by the NAB Facility Agreement) of 1.20x.
Liquidity Outlook
As of September 30, 2015, the Company had cash and cash equivalents on hand of $36.4 million supplemented by additional borrowing availability of $18.6 million under the Lloyds Agreement, the Westpac Facility Agreement and other lending arrangements in Belgium and Singapore. On October 30, 2015 the Company replaced its Westpac Facility Agreement with the NAB Facility Agreement. Under the terms of the NAB Facility Agreement, the Company's additional borrowing availability at September 30, 2015 would have been $13.0 million or $4.7 million greater than the availability under the Westpac Facility Agreement. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of September 30, 2015. The Company's near-term cash requirements during 2015 are primarily related to funding operations, restructuring actions and capital expenditures. For the full year 2015, the Company expects to make capital expenditures of approximately $3.0 million to $4.0 million, which excludes landlord-funded leasehold improvements, and payments in connection with current restructuring actions of $4.0 million to $5.0 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.
As of September 30, 2015, $18.4 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held internationally, primarily in the United Kingdom ($5.1 million), Belgium ($5.1 million), Mainland China ($3.0 million), Spain ($1.3 million), Hong Kong ($1.2 million), the Netherlands ($0.7 million) and New Zealand ($0.5 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision. In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds. The Company has not provided for U.S. Federal income or foreign withholding taxes on these undistributed foreign earnings because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. It is not practicable to determine the amount of tax associated with such undistributed earnings.

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

Index

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.2 million and $0.4 million as of September 30, 2015 and December 31, 2014, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 26, 2015 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended September 30, 2015.

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

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the nine months ended September 30, 2015, the Company earned approximately 90% of its gross margin outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
 As of September 30, 2015, there have not been any material changes to the information set forth in Item 1A. "Risk Factors" disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2015 - July 31, 2015	35,814	$2.11	—	$10,000,000
August 1, 2015 - August 31, 2015	—	$—	96,188	$9,730,872
September 1, 2015 - September 30, 2015	—	$—	166,072	$9,288,152
Total	35,814	$—	262,260	$9,288,152

(a)
On July 30, 2015, the Company announced that its Board of Directors authorization the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 17 for further details. As of September 30, 2015, the Company had repurchased 262,260 shares for a total cost of approximately $0.7 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

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

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Chief Executive Officer
(Principal Executive Officer)
Dated:	October 30, 2015
		By:	/s/ PATRICK LYONS
Patrick Lyons
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	October 30, 2015

Index

HUDSON GLOBAL, INC.
FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description
10.1
Employment Agreement, dated as of August 7, 2015, between Hudson Global, Inc. and Patrick Lyons (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated August 7, 2015 (File No. 0-50129)).

10.2
Executive Agreement, dated as of October 2, 2015, between Hudson Global, Inc. and Neil J. Funk (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated October 1, 2015 (File No. 0-50129)).

10.3
Form of Hudson Global Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (New Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated October 2, 2015 (File No. 0-50129)).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the nine months ended September 30, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2015, and (v) Notes to Condensed Consolidated Financial Statements.