Form 10-K
period 2015-12-31
Hudson Global, Inc.
filed 2016-03-03
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $72,242,000 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2015.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on January 31, 2016
Common Stock - $0.001 par value	35,475,048

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1.    BUSINESS
Hudson Global, Inc. (the “Company” or “Hudson”, “we”, “us” and “our”) provides highly specialized professional-level recruitment and related talent solutions worldwide. Core service offerings include Permanent Recruitment, Temporary Contracting, Recruitment Process Outsourcing (“RPO”) and Talent Management Solutions. Hudson has approximately 1,600 employees and operates in 12 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe.

For the year ended December 31, 2015, the amounts and percentage of the Company’s total gross margin from the three reportable segments were as follows:

	Gross Margin
	Amount	Percentage
Hudson Americas	$16,111	8.6%
Hudson Asia Pacific	89,682	47.8%
Hudson Europe	81,917	43.6%
Total	$187,710	100.0%

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

On June 15, 2015, the Company completed the sale of substantially all of the assets (excluding working capital) of its Hudson Information Technology (US) business (the "US IT business") to Mastech, Inc. As a result, the Company no longer has an Americas' Information Technology temporary contracting practice. The Company also completed the sale of its Netherlands business to InterBalanceGroup BV effective April 30, 2015. The results of both the US IT business and Netherlands were included in the Company's continuing operations as they did not meet the criteria for discontinued operations under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 205, "Presentation of Financial Statements."

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

CLIENTS

The Company's clients include small to large-sized corporations and government agencies. For the year ended December 31, 2015, within revenue from continuing operations, there was approximately 130 Hudson Americas clients (as compared to approximately 150 in 2014), 2,600 Hudson Asia Pacific clients (as compared to 2,300 in 2014) and 3,500 Hudson Europe clients (as compared to 3,400 in 2014).

In 2015, the Company completed the sale of its US IT business and Netherlands operations, which consisted of approximately 90 clients and 150 clients, respectively and were included in continuing operations. In 2014, the Company exited its Legal eDiscovery business in the U.S. and U.K. markets as well as its operations in Sweden, which consisted of approximately 155 clients, 20 clients, and 70 clients, respectively and were included in discontinued operations.

For the year ended December 31, 2015, no single client accounted for more than 10% of the Company's total revenue. As of December 31, 2015, no single client accounted for more than 10% of the Company's total outstanding accounts receivable.

EMPLOYEES

The Company employs approximately 1,600 people worldwide. In most jurisdictions, the Company's employees are not represented by a labor union or covered by a collective bargaining agreement. The Company regards its relationships with its employees as satisfactory.

SALES AND MARKETING

The majority of Hudson's employees include approximately 1,200 client-facing consultants who sell its portfolio of services to its existing client base of approximately 6,300 companies and to prospective client organizations. The Company's consultant population has deep expertise in specific functional areas and industry sectors, and provides broad-based recruitment and solution services based on the needs of the client on a regional and global basis.

COMPETITION

The markets for the Company's services and products are highly competitive. There are few barriers to entry, so new entrants occur frequently, resulting in considerable market fragmentation. Companies in this industry compete on a number of parameters, including degree and quality of candidate and position knowledge, industry expertise, service quality, and efficiency in completing assignments. Typically, companies with greater strength in these parameters garner higher margins.

SEGMENT AND GEOGRAPHIC DATA

Financial information concerning the Company's reportable segments and geographic areas of operation is included in Note 19 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

AVAILABLE INFORMATION

We maintain a website with the address www.hudson.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. Through our website, we make available free of charge (other than an investor's own Internet access charges) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports in a timely manner after we provide them to the Securities and Exchange Commission.

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

We have experienced negative cash flows and reported operating and net losses in the past. For example, we had operating and net losses for the years ended December 31, 2014 and 2013. We cannot provide any assurance that we will have positive cash flows or operating profitability in the future, particularly to the extent the global economy continues to recover slowly from the global economic downturn. If our revenue declines or if operating expenses exceed our expectations, we may not be profitable and may not generate positive operating cash flows.

Our credit facilities restrict our operating flexibility.

Our credit facilities contain various restrictions and covenants that restrict our operating flexibility including:

•borrowings limited to eligible receivables;

•lenders' ability to impose restrictions, such as payroll or other reserves;

•	limitations on payments of dividends by our subsidiaries to us, which may restrict our ability to pay dividends to our shareholders;

•	restrictions on our ability to make additional borrowings, or to consolidate, merge or otherwise fundamentally change our ownership;

•	limitations on capital expenditures, investments, dispositions of assets, guarantees of indebtedness, permitted acquisitions and repurchases of stock; and

•	limitations on certain intercompany payments of expenses, interest and dividends.

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

Extensions of credit under our existing agreements are permitted based on a borrowing base, which is an agreed percentage of eligible accounts receivable, less required reserves, applicable letters of credit and outstanding borrowings. If the amount or quality of our accounts receivable deteriorates, then our ability to borrow under these credit facilities will be directly affected. Furthermore, our receivables facilities with National Australia Bank Limited and Bank of New Zealand do not have a stated maturity date and can be terminated by National Australia Bank Limited and Bank of New Zealand upon 90 days' written notice. We cannot provide assurance that we will be able to borrow under these credit facilities if we need money to fund working capital or other needs.

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

We conduct operations in 12 countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2015, approximately 91% of our gross margin was earned outside of the United States ("U.S."). Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

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

We may be exposed to employment-related claims, legal liability and costs from clients, employees and regulatory authorities that could adversely affect our business, financial condition or results of operations, and our insurance coverage may not cover all of our potential liability.

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

The Company has U.S. net operating loss carry-forwards (“NOLs”) that expire through 2035. Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by greater than 50% over a three-year period. The Company has experienced ownership changes in the past. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. Federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

There may be volatility in our stock price.

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2015, the market price of our common stock reported on the NASDAQ Global Select Market ranged from a high of $3.24 to a low of $1.98. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market generally, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

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

Our certificate of incorporation and by-laws and the Delaware General Corporation Law contain several provisions that make it more difficult to acquire control of us in a transaction not approved by our Board of Directors, including transactions in which stockholders might otherwise receive a premium for their shares over then current prices, and that may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Our certificate of incorporation and by-laws currently include provisions:

•	authorizing our Board of Directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

•	requiring that stockholders provide advance notice of any stockholder nomination of directors or any new business to be considered at any meeting of stockholders; and

•	providing that vacancies on our Board of Directors will be filled by the remaining directors then in office.

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

In February 2005, our Board of Directors adopted a Rights Agreement between the Company and a rights agent (the "2005 Rights Agreement") and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock payable upon the close of business on February 28, 2005 to the stockholders of record on that date. On January 15, 2015, our Board of Directors approved an amendment and restatement of the 2005 Rights Agreement by adopting an Amended and Restated Rights Agreement (the "Rights Agreement") between the Company and a rights agent. The Board adopted the Rights Agreement in an effort to protect stockholder value by attempting to diminish the risk that the Company's ability to use its net operating losses ("NOLs") to reduce potential future Federal income tax obligations may become substantially limited. Each Right entitles the registered holder to purchase from us one one-hundredth (1/100th) of a share of our Series A Junior Participating Preferred Stock (“Preferred Shares”) at a price of $8.50 per one one-hundredth of a Preferred Share, subject to adjustment. If any person becomes a 4.99% or more stockholder of the Company, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Right's then current exercise price, a number of shares of common stock of the Company or of the acquirer having a market value at the time of twice the Right's per share exercise price. The Company's Board of Directors may redeem the Rights for $0.001 per Right at any time prior to the time when the Rights become exercisable. The Rights will expire on the earliest of (i) January 15, 2018, (ii) the time at which the Rights are redeemed as described above, (iii) the time at which the Rights are exchanged pursuant to the terms of the Rights Agreement, (iv) the repeal of Section 382 of the Internal Revenue Code if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s NOLs, and (v) the beginning of a taxable year of the Company to which the Board determines that no NOLs may be carried forward. The Rights may have certain anti-takeover effects. The Rights may cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Board. As a result, the overall effect of the rights may be to render more difficult or discourage a merger, tender offer or other business combination involving the Company that is not supported by the Board.

Proxy contests and any other actions of activist stockholders could have a negative effect on our business.

The Company experienced a proxy contest from activist stockholders in connection with its 2014 annual meeting of stockholders. If further proxy contests or any other dissident stockholder activities ensue, then our business could be adversely affected because responding to proxy contests, litigation and other actions by dissident stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. In addition, perceived uncertainties as to our future direction may result in the loss of potential business opportunities and harm our ability to attract new investors and clients and to retain and attract experienced management and employees. Also, we may experience a significant increase in legal fees, administrative and associated costs incurred in connection with responding to a proxy contest or related action. These actions could also cause our stock price to experience periods of volatility or stagnation.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

All of the Company's operating offices are located in leased premises. Our principal executive office is located at 1325 Avenue of the Americas, New York, New York, 10019, where we occupy space under a lease expiring in December 2016 with approximately 8,000 aggregate square feet.

Hudson Americas shares our principal executive office and maintains no other leased locations. Hudson Asia Pacific maintains 14 leased locations with approximately 149,000 aggregate square feet. Hudson Europe maintains 18 leased locations with approximately 160,000 aggregate square feet. All leased space is considered to be adequate for the operation of its business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 3, 2016, regarding the executive officers of Hudson Global, Inc.:

Name	Age	Title
Stephen A. Nolan	55	Chief Executive Officer
Patrick Lyons	52	Chief Financial Officer and Chief Accounting Officer
David F. Kirby	41	Senior Vice President, Treasury and Investor Relations

The following biographies describe the business experience of our executive officers:

Stephen A. Nolan has served as Chief Executive Officer since May 2015, with overall responsibility for the Company’s growth strategy, operational execution, and overall performance. Until August 2015, Mr. Nolan also served concurrently as Executive Vice President and Chief Financial Officer, a position he held since joining the Company in May 2013. Mr. Nolan also served as the Company’s Controller from March 2014 to March 2015. Mr. Nolan has more than 30 years of experience in accounting and finance, and has served as Chief Financial Officer for both Adecco Group North America and DHL Global Forwarding North America. From 2004 until 2012, Mr. Nolan served as Chief Financial Officer of Adecco Group North America, a staffing and human capital division of Adecco SA, one of the world’s leading human resources service providers. During his tenure at Adecco, he helped drive strong performance during a market downturn, spearheaded a major back office transformation and led the acquisition of MPS. Earlier in his career, he spent 15 years with Reckitt Benckiser, including two in the UK. Mr. Nolan is a Chartered Accountant and began his career as Audit Senior with PricewaterhouseCoopers in Ireland.
Patrick Lyons has served as Chief Financial Officer and Chief Accounting Officer since August 2015 with overall responsibility for the Company's global accounting and finance functions. Prior to that, Mr. Lyons served as Vice President, Planning since 2010 and prior to that as Chief Financial Officer, Americas, since joining the Company in 2006. Having served for more than 25 years in professional services financial management and leadership roles, Mr. Lyons combines analytical rigor with hands-on execution focus, driving accountability and accuracy in financial reporting, cost control and profitability. Before joining the Company, Mr. Lyons held Chief Financial Officer roles at two staffing companies, Strategic Legal Resources and Adecco Staffing USA. Previously, Mr. Lyons worked for the TNT Group and Arthur Andersen where he qualified as a Chartered Accountant.
David F. Kirby, has served as Senior Vice President, Treasury and Investor Relations since August 2015. Prior to that, Mr. Kirby served as Vice President, Finance since 2011 and as Assistant Treasurer since 2008. Prior to that, Mr. Kirby served in a variety of roles in finance, treasury and investor relations since joining the Company in 2001. Prior to joining the Company, Mr. Kirby held positions at TMP Worldwide, TransportEdge, and Merrill Lynch.
Executive officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships between any of our directors or executive officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company's common stock was listed for trading on the NASDAQ Global Select Market during 2015 under the symbol "HSON." On January 31, 2016, there were approximately 423 holders of record of the Company's common stock.

The following is a list by fiscal quarter of the market prices of the Company's common stock.

	Market Price
	High	Low
2015
Fourth quarter	$2.98	$2.10
Third quarter	$3.24	$2.10
Second quarter	$3.10	$2.11
First quarter	$3.23	$1.98
2014
Fourth quarter	$3.84	$2.69
Third quarter	$4.06	$3.49
Second quarter	$4.33	$3.33
First quarter	$4.17	$3.31

DIVIDENDS

We historically have not declared or paid cash dividends on our common stock. In December 2015, our Board of Directors determined that we intend to pay a regular, quarterly cash dividend on our common stock. Our Board of Directors declared a dividend of $0.05 per share to be issued following the release of the Company’s fourth quarter 2015 earnings results. On March 2, 2016, our Board of Directors determined that the first cash dividend, set at $0.05 per share, will be paid on March 25, 2016 to shareholders of record as of March 15, 2016. However, the payment of any future cash dividends is at the discretion of the Board of Directors and will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors. In addition, the terms of the credit agreements of our subsidiaries may restrict us from paying dividends and making other distributions to us that would provide us with cash to pay dividends to our shareholders.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company's purchases of its common stock during the fourth quarter of fiscal 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2015 - October 31, 2015	61,275	$2.51	61,275	$9,134,000
November 1, 2015 - November 30, 2015	64,249	$2.49	64,249	8,974,000
December 1, 2015 - December 31, 2015	139,850	$2.58	139,850	8,614,000
Total	265,374	$2.54	265,374	$8,614,000

(a)
On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10 million of the Company's common stock. The authorization does not expire. As of December 31, 2015, the Company had repurchased 527,634 shares for a total cost of approximately $1.4 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

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

PERFORMANCE INFORMATION

The following graph compares on a cumulative basis changes since December 31, 2010 in (a) the total stockholder return on the Company's common stock with (b) the total return on the Russell 2000 Index and (c) the total return on the companies in a peer group selected in good faith by the Company, in each case assuming reinvestment of dividends. Such changes have been measured by dividing (x) the difference between the price per share at the end of and the beginning of the measurement period by (y) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on December 31, 2010 in the Company's common stock, the Russell 2000 Index and the peer group consisting of Resources Connection, Inc., Kelly Services, Inc., Kforce, Inc., and CDI Corporation. The returns of each component company in the peer group have been weighted based on each company's relative market capitalization on December 31, 2015.

	December 31,
	2010	2011	2012	2013	2014	2015
HSON	$100.00	$82.16	$76.84	$68.95	$53.17	$50.09
RUSSELL 2000 INDEX	$100.00	$94.55	$108.38	$148.49	$153.73	$144.95
PEER GROUP	$100.00	$69.76	$84.08	$117.93	$120.72	$117.51

ITEM 6.    SELECTED FINANCIAL DATA

The following table shows selected financial data of the Company that has been adjusted to reflect the classification of certain businesses as discontinued operations. The data has been derived from, and should be read together with, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and corresponding notes and the Consolidated Financial Statements included in Items 7 and 8 of this Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS (a):
Revenue	$463,197	$581,192	$562,572	$655,875	$780,927
Gross margin	$187,710	$222,845	$209,429	$257,793	$314,253
Business reorganization and integration expense	$5,828	$3,789	$5,440	$7,506	$720
Operating income (loss)	$3,241	$(17,486)	$(27,152)	$(10,094)	$5,928

Income (loss) from continuing operations	$1,607	$(15,786)	$(30,211)	$(7,222)	$3,623
Income (loss) from discontinued operations, net of income taxes	$722	$2,592	$(184)	$1,887	$7,286
Net income (loss)	$2,329	$(13,194)	$(30,395)	$(5,335)	$10,909
Basic income (loss) per share from continuing operations	$0.05	$(0.48)	$(0.93)	$(0.22)	$0.11
Basic net income (loss) per share	$0.07	$(0.40)	$(0.94)	$(0.17)	$0.35
Diluted income (loss) per share from continuing operations	$0.05	$(0.48)	$(0.93)	$(0.22)	$0.11
Diluted net income (loss) per share	$0.07	$(0.40)	$(0.94)	$(0.17)	$0.34
OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities	$(17,351)	$(17,840)	$2,513	$13,159	$13,396
Net cash provided by (used in) investing activities	$21,648	$16,731	$(2,557)	$(8,272)	$(6,584)
Net cash provided by (used in) financing activities	$644	$(1,256)	$(497)	$(4,274)	$1,639
BALANCE SHEET DATA:
Current assets	$106,143	$118,921	$134,323	$157,412	$181,923
Total assets	$124,949	$139,672	$158,829	$193,468	$216,546
Current liabilities	$51,591	$67,117	$69,818	$67,168	$90,515
Total stockholders’ equity	$61,180	$59,257	$74,385	$106,541	$107,357
OTHER DATA:
EBITDA (loss) (b)	$6,820	$(11,725)	$(20,471)	$(3,788)	$11,885

(a)
Effective June 14, 2015, the Company completed the sale of substantially all of the assets (excluding working capital) of its US IT business to Mastech, Inc. The Company also completed the sale of its Netherlands business to InterBalanceGroup BV effective April 30, 2015. In addition, during 2015, the Company’s Board of Directors and Management approved the exit of operations in certain countries within Central and Eastern Europe (Ukraine, Czech Republic, and Slovakia), Luxembourg and Ireland. As these actions did not meet the requirements for classification as discontinued operations, the operating results and gain (loss) on sale and exit of businesses are presented as components of income (loss) from continuing operations. See Note 3 included in Item 8 of this Form 10-K for additional information.

Effective November 9, 2014, the Company completed the sale of substantially all of the assets and certain liabilities of its Legal eDiscovery business in the U.S and U.K. to Document Technologies, LLC and DTI of London Limited. In addition, the Company ceased its operations in Sweden within the Hudson Europe segment during the third quarter of 2014. The results of operations of the Legal eDiscovery business and the Company's operations in Sweden have been reclassified to discontinued operations for all periods presented and has been excluded from continuing operations in accordance with the provisions of ASC 205-20-45, “Reporting Discontinued Operations." See Note 4 included in Item 8 of this Form 10-K for additional information.

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

1ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Item 8 of this Form 10-K. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 19 to the Consolidated Financial Statements for EBITDA segment reconciliation information.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Critical Accounting Policies

•	Recent Accounting Pronouncements

•	Forward-Looking Statements

Executive Overview

The Company has expertise in recruiting mid-level professional talent across all management disciplines in a wide range of industries. The Company matches clients and candidates to address client needs on a part time, full time and interim basis. Part of that expertise is derived from research on hiring trends and the Company's clients’ current successes and challenges with their staff. This research has helped enhance the Company's understanding about the number of new hires that do not meet its clients’ long-term goals, the reasons why, and the resulting costs to the Company's clients. With operations in 12 countries and relationships with specialized professionals around the world, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company's focus is to continually upgrade its service offerings, delivery capability and assessment tools to make candidates more successful in achieving its clients' business requirements.

The Company’s proprietary frameworks, assessment tools and leadership development programs, coupled with its broad geographic footprint, have allowed the Company to design and implement regional and global recruitment solutions that the Company believes greatly enhance the quality of its client's hiring.
To accelerate the implementation of the Company's strategy, the Company has engaged in the following initiatives:

•	Investing in the core businesses and practices that present the greatest potential for profitable growth.

•	Improving further the Company’s cost structure and efficiency of its support functions and infrastructure.

•	Building and differentiating the Company's brand through its unique talent solutions offerings.

Strategic Actions

During the year ended December 31, 2015, the Company continued to execute on strategic actions in its previously announced efforts to focus on its core business lines and growth opportunities. These actions included:

•
In February 2015, the Company's management approved the exit of operations in certain countries within Central and Eastern Europe (Ukraine, Czech Republic and Slovakia). During the second quarter of 2015, the Company deemed the liquidation of those Central and Eastern Europe businesses to be substantially complete. As such, under ASC 830, "Foreign Currency Matters," the Company transferred $1.2 million of accumulated foreign currency translation gains from accumulated other comprehensive income to the statement of operations within gain on sale and exit of businesses. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

•
In March 2015, the Company's management approved the exit of operations in Luxembourg. During the third quarter of 2015, the Company deemed the liquidation of its Luxembourg business to be substantially complete. As such, under ASC 830, "Foreign Currency Matters," the Company transferred $0.1 million of accumulated foreign currency translation losses from accumulated other comprehensive income to the statement of operations within gain on sale and exit of businesses. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

•
On May 7, 2015, the Company completed the sale of its Netherlands business to InterBalance Group B.V., effective April 30, 2015, in a management buyout for $9.0 million, including cash sold of $1.1 million. The Company recognized a gain on sale of $2.8 million, net of closing and other direct transaction costs, on the divestiture of the Netherlands business which included $2.8 million of non-cash accumulated foreign currency translation losses. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

•
On June 15, 2015, the Company completed the sale of its Hudson Information Technology (US) business (the "US IT business") for $17.0 million in cash. The Company retained approximately $3.0 million in net working capital associated with the US IT business. The Company recognized a gain on sale of $15.9 million, net of closing and other direct transaction costs. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

•	In August 2015, the Company exited its operations in Ireland.

•
In the fourth quarter of 2015, the Company substantially completed the migration of the remaining Americas business to a new, lower-cost, IT platform and shared service center and decommissioned the legacy support infrastructures.

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

The Company's divestiture of its Legal eDiscovery business and exit of operations in Sweden accounted for $0.7 million and $0.0 million of operating losses for the year ended December 31, 2015, respectively, which have been reclassified to discontinued operations for all periods presented and have been excluded from continuing operations and from segment results for all periods presented in accordance with the provisions of ASC 205-20-45 “Reporting Discontinued Operations”. See Note 4 included in Item 8 of this Form 10-K for additional information.

Current Market Conditions

Economic conditions in most of the world's major markets remain mixed. Conditions in Europe have shown improvement with GDP growth in most of the major markets, as well as forecasted GDP growth for 2016. Australia faces a slow growth outlook for 2016, while the outlook for Asia is uncertain given China's slowing growth outlook. The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for the Company's services.
Financial Performance

For the year ended December 31, 2015, the Company grew its underlying and retained business in most markets. On a constant currency basis, for the year ended December 31, 2015, revenue and gross margin declined by $50.0 million and $9.8 million, or 9.7% and 5.0%, respectively, compared to the same period in 2014. A primary driver of the decrease was attributable to the current year divestitures of the Netherlands, US IT business, Luxembourg and Central and Eastern Europe businesses. The following table reconciles the change in reported revenue and gross margin for the year ended December 31, 2015:

	Year Ended December 31, 2015
$ in millions	Change in Revenue on a Constant Currency Basis	Change in Gross Margin on a Constant Currency Basis
Netherlands divestiture	$(26.3)	$(5.7)
US IT business divestiture	(22.5)	(5.9)
Luxembourg divestiture	(1.0)	(0.9)
Central and Eastern Europe divestitures	(0.8)	(0.7)
Retained businesses increase	0.6	3.4
Reported change	$(50.0)	$(9.8)

In addition to the impact of the divested businesses detailed above, on a constant currency basis, the Company's retained businesses experienced an overall increase in revenue and gross margin for the year ended 2015, as compared to 2014. This was driven by increases in retained revenue and gross margin in the Americas, Australia, China, Hong Kong, Belgium and Spain. The increases were partially offset by declines in retained revenue and gross margin in the U.K., France and New Zealand due to continued softness in recruitment activities.

The following is a summary of the highlights for the years ended December 31, 2015, 2014 and 2013. These should be considered in the context of the additional disclosures in this MD&A.

•	Revenue was $463.2 million for the year ended December 31, 2015, compared to $581.2 million for 2014, a decrease of $118.0 million, or 20.3%.

◦
On a constant currency basis, the Company's revenue decreased $50.0 million, or 9.7%. Contracting revenue decreased $55.4 million (down 15.4% compared to the same period in 2014). The decrease in contracting revenue was partially offset by increases in permanent recruitment revenue of $5.2 million (up 4.6% compared to 2014) and talent management revenue of $0.8 million (up 2.1% compared to 2014).

•	Revenue was $581.2 million for the year ended December 31, 2014, compared to $562.6 million for 2013, an increase of $18.6 million, or 3.3%.

◦
On a constant currency basis, the Company's revenue increased $15.8 million, or 3.2%. Permanent recruitment revenue increased $12.8 million (up 12.7% compared to the same period in 2013) and talent management revenue increased $4.4 million (up 13.7% compared to the same period in 2013). The increases were partially offset by a decline in contracting revenue of $1.0 million (down 0.3% compared to 2013).

•	Gross margin was $187.7 million for the year ended December 31, 2015, compared to $222.8 million for 2014, a decrease of $35.1 million, or 15.8%.

◦
On a constant currency basis, gross margin decreased $9.8 million, or 5.0%. Contracting gross margin decreased $12.9 million (down 23.2% compared to 2014) and talent management gross margin decreased $1.1 million (down 3.7% compared to 2014). The decrease was partially offset by an increase in permanent recruitment gross margin of $4.6 million (up 4.1% compared to 2014).

Gross margin was $222.8 million for the year ended December 31, 2014, compared to $209.4 million for 2013, an increase of $13.4 million, or 6.4%.

◦
On a constant currency basis, gross margin increased $13.2 million, or 7.1%. Permanent recruitment gross margin increased $12.7 million (up 12.8% compared to 2013) and talent management gross margin increased $3.1 million (up 11.5% compared to 2013). The increase was partially offset by a decrease in contracting gross margin of $2.4 million (down 4.2% compared to 2013).

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) was $194.9 million for the year ended December 31, 2015, compared to $230.1 million for 2014, a decrease of $35.2 million, or 15.3%.

◦	On a constant currency basis, SG&A and Non-Op decreased $10.3 million, or 5.0%. SG&A and Non-Op, as a percentage of revenue, was 42.1% for the year ended December 31, 2015, compared to 40.0% for 2014.

SG&A and Non-Op were $230.1 million for the year ended December 31, 2014, compared to $223.1 million for 2013, an increase of $7.0 million, or 3.1%.

◦	On a constant currency basis, SG&A and Non-Op increased $8.1 million, or 4.1%. SG&A and Non-Op, as a percentage of revenue, was 40.0% for the year ended December 31, 2014, compared to 39.6% for 2013.

•	Business reorganization expenses were $5.8 million for the year ended December 31, 2015, compared to $3.8 million for 2014, an increase of $2.0 million, or $2.4 million on a constant currency basis.
Business reorganization expenses were $3.8 million for the year ended December 31, 2014, compared to $5.4 million for 2013, a decrease of $1.7 million, or $1.3 million on a constant currency basis.

•
For the year ended December 31, 2015, the Company recorded $0.0 million of charges for impairment of long-lived assets as compared to $0.7 million in 2014. See "Long-lived Assets and Goodwill" below for further detail.

•	EBITDA was $6.8 million for the year ended December 31, 2015, compared to EBITDA loss of $11.7 million for 2014. On a constant currency basis, EBITDA increased $18.6 million in 2015 compared to 2014.
EBITDA loss was $11.7 million for the year ended December 31, 2014, compared to EBITDA loss of $20.5 million for 2013. On a constant currency basis, EBITDA loss decreased $6.9 million in 2014 compared to 2013.

•
Net income was $2.3 million for the year ended December 31, 2015, compared to a net loss of $13.2 million for 2014. On a constant currency basis, net income increased $14.8 million in 2015 compared to 2014.

Net loss was $13.2 million for the year ended December 31, 2014, compared to a net loss of $30.4 million for 2013. On a constant currency basis, net loss decreased $14.2 million in 2014 compared to 2013.

Long-lived Assets and Goodwill

Under Financial Accounting Standards Board ("FASB") Accounting Standard Codification (“ASC”) 360, “Property, Plant, and Equipment," the Company is required to test a long-lived asset for impairment if circumstances indicate that its carrying value might exceed its current fair value.

During the fourth quarter of 2015, the Company experienced continued declines in the operating results within certain markets. These events were deemed to be triggering events that required the Company to perform an impairment assessment with respect to long-lived assets, primarily property and equipment. The Company's internal projections as of the fourth quarter of 2015 anticipate improvement in its operating performance in 2016. The impairment assessment indicated the Company's long-lived assets were not impaired.

In addition to the Company's long-lived assets impairment testing, the Company's management also tested its goodwill for potential impairment. At the conclusion of its goodwill impairment testing, the Company estimated the fair value of its China reporting unit substantially exceeded its carrying value. As such, the Company determined that no impairment of goodwill had taken place.

Although the Company currently anticipates improvement in its operating results for 2016, if general economic conditions in certain markets in which the Company operates remain weak, or if the Company’s performance does not improve, the Company may record impairment charges related to goodwill and other long-lived assets in the future.
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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange rate adjustments on the Company’s operating results for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014			2013
	As	As	Currency	Constant	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	translation	currency
Revenue:
Hudson Americas	$28,627	$50,146	$(104)	$50,042	$51,857	$(195)	$51,662
Hudson Asia Pacific	219,391	246,873	(37,354)	209,519	232,748	(43,931)	188,817
Hudson Europe	215,179	284,173	(30,548)	253,625	277,967	(21,096)	256,871
Total	$463,197	$581,192	$(68,006)	$513,186	$562,572	$(65,222)	$497,350
Gross margin:
Hudson Americas	$16,111	$20,757	$(101)	$20,656	$18,692	$(184)	$18,508
Hudson Asia Pacific	89,682	93,014	(11,717)	81,297	87,162	(14,094)	73,068
Hudson Europe	81,917	109,074	(13,532)	95,542	103,575	(10,825)	92,750
Total	$187,710	$222,845	$(25,350)	$197,495	$209,429	$(25,103)	$184,326
SG&A and Non-Op (a):
Hudson Americas	$17,590	$20,582	$(136)	$20,446	$18,957	$(212)	$18,745
Hudson Asia Pacific	85,684	92,127	(11,216)	80,911	89,073	(14,077)	74,996
Hudson Europe	83,617	108,613	(13,563)	95,050	108,564	(11,751)	96,813
Corporate	8,008	8,797	(1)	8,796	6,530	(2)	6,528
Total	$194,899	$230,119	$(24,916)	$205,203	$223,124	$(26,042)	$197,082
Business reorganization expenses:
Hudson Americas	$1,108	$94	$1	$95	$448	$—	$448
Hudson Asia Pacific	669	1,322	(181)	1,141	989	(184)	805
Hudson Europe	2,883	1,407	(158)	1,249	3,214	(527)	2,687
Corporate	1,168	966	—	966	789	—	789
Total	$5,828	$3,789	$(338)	$3,451	$5,440	$(711)	$4,729
Operating income (loss):
Hudson Americas	$12,931	$870	$3	$873	$1,367	$(25)	$1,342
Hudson Asia Pacific	3,548	(3,013)	169	(2,844)	(5,883)	840	(5,043)
Hudson Europe	1,743	3,112	(456)	2,656	(5,251)	1,035	(4,216)
Corporate	(14,981)	(18,455)	—	(18,455)	(17,385)	(3)	(17,388)
Total	$3,241	$(17,486)	$(284)	$(17,770)	$(27,152)	$1,847	$(25,305)
Net income (loss), consolidated	$2,329	$(13,194)	$704	$(12,490)	$(30,395)	$803	$(29,592)
EBITDA (loss) from continuing operations(b):
Hudson Americas	$13,354	$117	$33	$150	$(717)	$29	$(688)
Hudson Asia Pacific	2,851	(890)	(295)	(1,185)	(3,227)	202	(3,025)
Hudson Europe	(207)	(1,187)	190	(997)	(9,197)	1,560	(7,637)
Corporate	(9,178)	(9,765)	—	(9,765)	(7,330)	(4)	(7,334)
Total	$6,820	$(11,725)	$(72)	$(11,797)	$(20,471)	$1,787	$(18,684)

(a)
SG&A and Non-Op is a measure that management uses to evaluate the segments’ expenses, which include the following captions on the Consolidated Statements of Operations : Selling, general and administrative expenses, and other income (expense), net. Corporate management service allocations are included in the segments’ other income (expense).

(b)	See EBITDA reconciliation in the following section.

Use of EBITDA (Non-GAAP measure)
Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as an indicator of operating performance and most comparable measure across the regions in which we operate. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income or net income prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) or as a measure of the Company’s profitability. EBITDA is derived from net income (loss) adjusted for the provision for (benefit from) income taxes, interest expense (income), and depreciation and amortization.

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2015	2014	2013
Net income (loss)	$2,329	$(13,194)	$(30,395)
Adjustment for income (loss) from discontinued operations, net of income taxes	722	2,592	(184)
Income (loss) from continuing operations	$1,607	$(15,786)	$(30,211)
Adjustments to income (loss) from continuing operations
Provision for (benefit from) income taxes	646	(2,159)	3,264
Interest expense, net	722	661	554
Depreciation and amortization expense	3,845	5,559	5,922
Total adjustments from income (loss) from continuing operations to EBITDA (loss)	5,213	4,061	9,740
EBITDA (loss)	$6,820	$(11,725)	$(20,471)

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin and gross margin as a percentage of revenue for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014			2013
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Temporary contracting revenue:
Hudson Americas	$15,562	$37,816	$—	$37,816	$42,538	$—	$42,538
Hudson Asia Pacific	142,350	170,370	(28,413)	141,957	164,588	(33,827)	130,761
Hudson Europe	147,141	199,920	(19,273)	180,647	200,052	(11,886)	188,166
Total	$305,053	$408,106	$(47,686)	$360,420	$407,178	$(45,713)	$361,465
Temporary contracting gross margin:
Hudson Americas	$3,587	$8,738	$—	$8,738	$9,715	$—	$9,715
Hudson Asia Pacific	18,098	21,412	(3,555)	17,857	23,359	(4,824)	18,535
Hudson Europe	21,047	32,370	(3,345)	29,025	32,193	(2,394)	29,799
Total	$42,732	$62,520	$(6,900)	$55,620	$65,267	$(7,218)	$58,049
Temporary contracting gross margin as a percent of temporary contracting revenue:
Hudson Americas	23.05%	23.11%	N/A	23.11%	22.84%	N/A	22.84%
Hudson Asia Pacific	12.71%	12.57%	N/A	12.58%	14.19%	N/A	14.17%
Hudson Europe	14.30%	16.19%	N/A	16.07%	16.09%	N/A	15.84%
Total	14.01%	15.32%	N/A	15.43%	16.03%	N/A	16.06%

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

Results of Operations (Discussion of significant matters is presented below):
Hudson Americas (reported currency)
Revenue

	Year Ended December 31,
	2015	2014	Change in amount	Change in %	2013	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Revenue	$28.6	$50.1	$(21.5)	(42.9)%	$51.9	$(1.7)	(3.3)%

For the year ended December 31, 2015, contracting revenue decreased $22.3 million, or 58.8%, partially offset by an increase in permanent recruitment revenue of $0.8 million, or 6.2%, as compared to 2014. The decline in contracting revenue was directly attributable to the divestiture of the Company's US IT business in June 2015.

For the year ended December 31, 2014, contracting revenue decreased $4.7 million, or 11.1%, partially offset by an increase in permanent recruitment revenue of $3.0 million, or 32.3%, as compared to 2013. The decline in contracting revenue was in the IT practice due to lower client activities for two large customers. Substantially all of the increase in permanent recruitment revenue was attributable to growth in the Company's RPO practice through new clients acquired in the past year as well as higher activity from the Company's existing clients.
Gross margin

	Year Ended December 31,
	2015	2014	Change in amount	Change in %	2013	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Gross margin	$16.1	$20.8	$(4.6)	(22.4)%	$18.7	$2.1	11.0%
Gross margin as a percentage of revenue	56.3%	41.4%	N/A	N/A	36.0%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	23.0%	23.1%	N/A	N/A	22.8%	N/A	N/A

For the year ended December 31, 2015, contracting gross margin decreased $5.2 million, or 58.9%, partially offset by an increase in permanent recruitment gross margin of $0.5 million, or 4.5%, as compared to 2014. The changes in gross margin were attributable to the same factors as described above for revenue. Contracting gross margin, as a percentage of revenue, was 23.0% for the year ended December 31, 2015, as compared to 23.1% for 2014. Total gross margin, as a percentage of revenue, increased to 56.3% for 2015, as compared to 41.4% for 2014, and was primarily due to the divestiture of the Company's US IT business in June 2015 and growth in the RPO practice. During 2015, RPO gross margin increased $1.3 million, or 11.9%, as compared to 2014.

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

Selling, general and administrative expenses and non-operating income (expense) (“SG&A and Non-Op”)

	Year Ended December 31,
	2015	2014	Change in amount	Change in %	2013	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
SG&A and Non-Op	$17.6	$20.6	$(3.0)	(14.5)%	$19.0	$1.6	8.6%
SG&A and Non-Op as a percentage of revenue	61.4%	41.0%	N/A	N/A	36.6%	N/A	N/A

For the year ended December 31, 2015, SG&A and Non-Op decreased as compared to the same period in 2014 due to lower support costs and corporate expenses allocated to the Americas business as a result of the Legal eDiscovery and US IT business divestitures. The decline was partially offset by a proportion of stranded administrative expenses being allocated to the discontinued Legal eDiscovery business in 2014 and change in control stock-based compensation expenses of $0.4 million for the year ended December 31, 2015. SG&A and Non-Op, as a percentage of revenue, was 61.4% for the year ended December 31, 2015, as compared to 41.0% for 2014 as the Company continued to eliminate stranded costs associated with the divestiture of the Legal eDiscovery and US IT businesses, a process that was substantially completed in the fourth quarter of 2015.

For the year ended December 31, 2014, SG&A and Non-Op increased as compared to the same period in 2013 due to a lower proportion of administrative expenses being allocated to the discontinued Legal eDiscovery business. Excluding the impact of discontinued operations, for the year ended December 31, 2014 SG&A and Non-Op decreased by approximately $2.6 million as compared to the same period in 2013, primarily from a reduction of support staff costs. SG&A and Non-Op, as a percentage of revenue, was 41.0% for the year ended December 31, 2014, as compared to 36.6% for 2013. The increase in SG&A and Non-Op, as a percentage of revenue, was due principally to a higher proportional administration costs.

Business reorganization expenses

For the year ended December 31, 2015, business reorganization expenses were $1.1 million, as compared to $0.1 million and $0.4 million for 2014 and 2013, respectively. Business reorganization expenses incurred in 2015 were primarily related to severance for support personnel associated with the sale of the US IT business, lease exit and contract cancellation costs. Business reorganization expenses incurred in 2014 and 2013 were attributable to the realignment of the sales force, exiting unprofitable lines of business, the reduction of support staff costs and lease exit costs.
Operating Income and EBITDA

	Year Ended December 31,
	2015	2014	Change in amount	Change in %	2013	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Operating income (loss):	$12.9	$0.9	$12.1	(a)	$1.4	$(0.5)	(36.4)%
EBITDA (loss)	$13.4	$0.1	$13.2	(a)	$(0.7)	$0.8	(114.3)%
EBITDA as a percentage of revenue	46.6%	0.2%	N/A	N/A	(1.4)%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.
For the year ended December 31, 2015, EBITDA was $13.4 million, or 46.6% of revenue, as compared to EBITDA of $0.1 million, or 0.2% of revenue, for 2014. The increase in EBITDA was principally due to the gain on sale of the US IT business of $15.9 million, partially offset by an increase in business reorganization expenses, as compared to the same period in 2014. Operating income was $12.9 million for the year ended December 31, 2015, as compared to $0.9 million for 2014.
For the year ended December 31, 2014, EBITDA was $0.1 million, or 0.2% of revenue, as compared to EBITDA loss of $0.7 million, or 1.4% of revenue, for 2013. The increase in EBITDA was principally due to a greater proportional increase in

RPO gross margin. Operating income was $0.9 million for the year ended December 31, 2014, as compared to $1.4 million for 2013.
The difference between operating income and EBITDA (loss) for the years ended December 31, 2015, 2014 and 2013 was principally due to the inclusion of corporate management fees and depreciation in the determination of operating income.

Hudson Asia Pacific (constant currency)
Revenue

	Year Ended December 31,
	2015	2014	Change in amount	Change in %	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Revenue	$219.4	$209.5	$9.9	4.7%	$188.8	$20.7	11.0%

For the year ended December 31, 2015, contracting revenue, permanent recruitment revenue and talent management revenue increased $0.4 million, $9.2 million and $0.5 million, or 0.3%, 17.2% and 3.4%, respectively, as compared to 2014. In Australia, contracting revenue, permanent recruitment revenue and talent management revenue increased $2.9 million, $3.1 million and $0.0 million, or 2.5%, 12.8% and 0.1%, respectively, as compared to 2014. The increase in Australia contracting revenue is primarily from the information technology practice partially offset by declines in RPO. The decline in RPO is due mainly to the end of a large, high volume low margin RPO contracting project. In China, permanent recruitment revenue increased $4.9 million, or 25.0%, as compared to 2014. The increase in China is primarily from the information technology, sales and marketing, accounting and finance recruitment practices and RPO. In Hong Kong, permanent recruitment revenue increased $1.0 million, or 32.0%, as compared to 2014.

For the year ended December 31, 2014, contracting revenue, permanent recruitment revenue and talent management revenue increased $11.2 million, $7.3 million and $2.8 million, or 8.6%, 15.9% and 26.4%, respectively, as compared to 2013. In Australia, contracting revenue, permanent recruitment revenue and talent management revenue increased $15.5 million, $3.1 million and $3.0 million, or 15.1%, 14.7% and 34.6%, respectively, as compared to 2013. In China, permanent recruitment revenue increased $5.0 million, or 34.9%, as compared to 2013. The increase in China is primarily from the accounting and finance, sales and marketing recruitment practices and RPO.

Gross margin

	Year Ended December 31,
	2015	2014	Change in amount	Change in %	2013	Change in amount	Change in %
	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Gross margin	$89.7	$81.3	$8.4	10.3%	$73.1	$8.2	11.3%
Gross margin as a percentage of revenue	40.9%	38.8%	N/A	N/A	38.7%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	12.7%	12.6%	N/A	N/A	14.2%	N/A	N/A

For the year ended December 31, 2015, permanent recruitment and contracting gross margins increased $8.7 million and $0.2 million or 16.3% and 1.3%, respectively, as compared to 2014. The increases were partially offset by a decline in talent management gross margin of $0.6 million, or 6.1%, as compared to 2014. Australia and China accounted for the majority of the increase in gross margins, which increased by $2.6 million and $4.8 million, respectively, partially offset by declines in New Zealand.

Gross margin as a percentage of revenue, was 40.9%, as compared to 38.8% for 2014. The increase in gross margin, as a percentage of revenue, resulted from increases in higher margin permanent recruitment revenue. The contracting gross margin, as a percentage of revenue, remained relatively flat at 12.7%, as compared to 2014.

For the year ended December 31, 2014, permanent recruitment and talent management gross margins increased $7.3 million and $1.6 million, or 15.9% and 19.8%, respectively, as compared to 2013. The increases were partially offset by a decline in contracting gross margin of $0.7 million, or 3.7%, as compared to 2013. Australia and China accounted for the majority of the increase in gross margins, which increased by $5.0 million and $5.0 million, respectively, partially offset by declines in New Zealand and Singapore. Contracting gross margin, as a percentage of revenue, was 12.6%, as compared to 14.2% for 2013. The decline in gross margin as a percentage of revenue resulted from lower margin high-volume temporary contracting business from the RPO practice. Total gross margin, as a percentage of revenue, remained flat at 38.8%, as compared to 2013.
SG&A and Non-Op

	Year Ended December 31,
	2015	2014	Change in amount	Change in %	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$85.7	$80.9	$4.8	5.9%	$75.0	$5.9	7.9%
SG&A and Non-Op as a percentage of revenue	39.1%	38.6%	N/A	N/A	39.7%	N/A	N/A

For the year ended December 31, 2015, SG&A and Non-Op increased $4.8 million, or 5.9%, as compared to the same period in 2014. The increase is primarily due to higher headcount as a result of investment in additional fee earners in the region as well as the higher variable bonus and commissions on higher gross margin.

SG&A and Non-Op, as a percentage of revenue, was 39.1% for 2015, as compared to 38.6% for 2014. SG&A and Non-Op, as a percentage of revenue, for the year ended December 31, 2015 was higher due to the change in control stock-based compensation expense of $0.6 million, as compared to the same period in 2014. The increase was partially offset by savings associated with reorganization actions initiated in 2014.

For the year ended December 31, 2014, SG&A and Non-Op increased $5.9 million, or 7.9%, as compared to 2013, primarily due to higher average consultant headcount (up 18%) as well as higher commission paid to consultants for higher gross margin. SG&A and Non-Op, as a percentage of revenue, was 38.6% for 2014, as compared to 39.7% in 2013. The reductions in SG&A and Non-Op, as a percentage of revenue, were principally due to an increase in revenue as well as cost savings from recent reorganization actions.

Business reorganization expenses

For the year ended December 31, 2015, business reorganization expenses were $0.7 million, as compared to $1.1 million for 2014 and $0.8 million for 2013. The business reorganization expenses incurred in the current year were primarily for lease exit costs in Australia and New Zealand. Business reorganization expenses incurred in 2014 related to a change-in-estimate for office space optimization in Australia and employee termination costs for integration of back-office support functions in Asia. Business reorganization expenses incurred in 2013 were primarily for employee termination benefits related to the reduction of back-office support functions and lease exit costs to eliminate excess real estate.

Operating Income and EBITDA

	Year Ended December 31,
	2015	2014	Change in amount	Change in %	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Operating income (loss):	$3.5	$(2.8)	$6.4	(a)	$(5.0)	$2.2	(43.6)%
EBITDA (loss)	$2.9	$(1.2)	$4.0	(a)	$(3.0)	$1.8	(60.8)%
EBITDA as a percentage of revenue	1.3%	(0.6)%	N/A	N/A	(1.6)%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.

For the year ended December 31, 2015, EBITDA was $2.9 million, or 1.3% of revenue, as compared to EBITDA loss of $1.2 million, or 0.6% of revenue, for 2014. The increase in EBITDA for the year ended December 31, 2015 was principally due to higher revenue. Operating income for the year ended December 31, 2015 was $3.5 million, as compared to operating loss of $2.8 million for 2014.
For the year ended December 31, 2014, EBITDA loss was $1.2 million, or 0.6% of revenue, as compared to EBITDA loss of $3.0 million, or 1.6% of revenue, for 2013. The decrease in EBITDA loss for the year ended December 31, 2014 was principally due to higher revenue. Operating loss for the year ended December 31, 2014 was $2.8 million, as compared to operating loss of $5.0 million for 2013.
The difference between operating income (loss) and EBITDA (loss) for the years ended December 31, 2015, 2014 and 2013 was principally due to the inclusion of corporate management fees and depreciation in the determination of operating income (loss).

Hudson Europe (constant currency)
Revenue

	Year Ended December 31,
	2015	2014	Change in amount	Change in %	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Revenue	$215.2	$253.6	$(38.4)	(15.2)%	$256.9	$(3.2)	(1.3)%

For the year ended December 31, 2015, contracting revenue and permanent recruitment revenue decreased $33.5 million and $4.9 million, or 18.5% and 10.1%, respectively, as compared to 2014, partially offset by an increase in talent management revenue of $0.4 million, or 1.5%, as compared to 2014. The sale of the Netherlands business during 2015 was the primary driver of the decline in Europe, as total revenue of the Netherlands for the year ended December 31, 2015 decreased $26.3 million, or 67.4%, as compared to 2014.

In the U.K., revenue decreased $12.8 million, or 7.6%, as compared to 2014 due to declines in U.K. recruitment practice groups offset in part by RPO. For the year ended December 31, 2015, RPO revenue increased $1.4 million, or 12.3%, as compared to 2014 in the U.K.

In Continental Europe, for the year ended December 31, 2015, total revenue decreased $25.6 million, or 29.8%, as compared to 2014. As noted above, the Netherlands was the primary driver of the decline as total revenue for the year ended December 31, 2015 decreased $26.3 million, or 67.4%, as compared to 2014. The sale of the Netherlands business was effective April 30, 2015. For the year ended December 31, 2015, the decrease was also driven by a decline in France of $1.9 million, Central and Eastern Europe of $0.8 million, and Luxembourg of $1.0 million, offset by an increase in revenue in Belgium of $3.1 million and Spain of $1.4 million, as compared to 2014.

For the year ended December 31, 2014, contracting revenue decreased $7.5 million, or 4.0%, partially offset by increases in permanent recruitment and talent management revenue of $2.4 million and $1.5 million, or 5.2% and 7.1%, respectively, as compared to 2013. The decline in contracting revenue was primarily from the U.K., which decreased $7.9 million, or 5.4%, as compared to 2013. The overall decrease in revenue in the U.K. resulted primarily from declines in the banking & financial services sector.

In Continental Europe, total revenue for the year ended December 31, 2014, increased $4.7 million, or 5.7%, as compared to 2013, primarily due to increases in talent management and permanent recruitment revenue. Talent management and permanent recruitment revenue increased $2.2 million and $1.8 million, or 11.9% and 9.5%, respectively. The growth in talent management revenue occurred primarily in Belgium from customers in the public sector and manufacturing sector. The growth in permanent recruitment revenue occurred primarily in Belgium, led by practices in sales and marketing, engineering and industrial and I.T., as well as in Spain, led by customers in the health sector.

Gross margin

	Year Ended December 31,
	2015	2014	Change in amount	Change in %	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Gross margin	$81.9	$95.5	$(13.6)	(14.3)%	$92.8	$2.8	3.0%
Gross margin as a percentage of revenue	38.1%	37.7%	N/A	N/A	36.1%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	14.3%	16.1%	N/A	N/A	15.8%	N/A	N/A

For the year ended December 31, 2015, contracting, permanent recruitment and talent management gross margins decreased $8.0 million, $4.8 million and $0.5 million, or 27.5%, 10.2% and 2.3%, respectively, as compared to 2014. In the

U.K. and Continental Europe, total gross margin decreased $7.8 million and $5.9 million, or 16.2% and 12.3%, respectively, as compared to 2014. In the U.K., for the year ended December 31, 2015 contracting and permanent recruitment gross margins declined $2.4 million and $5.3 million, or 11.8% and 20.3%, respectively, as compared to 2014. The decline in the U.K. was driven by both lower margins in temporary contracting as well as a reduction in higher margin permanent recruitment revenue in the legal, IT, and accounting and finance practice groups.

The majority of the gross margin decline in Continental Europe is a result of the sale of the Netherlands business effective April 30, 2015. In the Netherlands, total gross margin for the year ended December 31, 2015 decreased $5.7 million, or 67.6%, as compared to 2014. Also contributing to the decrease in gross margin for the year ended December 31, 2015 were declines in France of $1.4 million, or 13.6%, as compared to 2014. The decline in France was largely driven by two large customers in the commodities sector. The declines were partially offset by an increase in Belgium and Spain gross margin. In Belgium, total gross margin for the year ended December 31, 2015, increased $1.6 million, or 7.1%, as compared to the same period in 2014. In Spain, total gross margin for the year ended December 31, 2015, increased $1.4 million, or 39.6%, as compared to the same period in 2014.

For the year ended year ended December 31, 2015, gross margin as a percentage of revenue, was 38.1%, as compared to 37.7%, for 2014. The increase in gross margin, as a percentage of revenue resulted from an increase in the relative mix of higher margin permanent recruitment revenue. The contracting gross margin, as a percentage of revenue, was 14.3% as compared to 16.1%, for 2014. The decline is a result of weaker contracting margins in the U.K. and partial year impact of selling the Netherlands contracting business, which earned a higher than average contracting gross margin.

For the year ended December 31, 2014, permanent recruitment and talent management gross margins increased $2.3 million and $1.4 million, or 5.1% and 7.5%, respectively, as compared to 2013. In the U.K., permanent recruitment gross margins increased $0.8 million, or 3.0%, for the year ended December 31, 2014, as compared to 2013.

In Continental Europe, talent management and permanent recruitment gross margins increased $1.6 million and $1.5 million, or 9.7% and 7.9%, respectively, as compared to 2013. The increases in permanent recruitment and talent management gross margins were attributable to the same factors as described above for revenue from Belgium and Spain. Contracting gross margin, as a percentage of revenue, remained consistent at 16.1% for the year ended December 31, 2014, as compared to 15.8% for 2013. Total gross margin, as a percentage of revenue, was 37.7% for the year ended December 31, 2014, as compared to 36.1% for 2013. The improvement in total gross margin, as a percentage of revenue, was primarily related to a greater proportional increase in permanent recruitment and talent management gross margins in 2014.
SG&A and Non-Op

	Year Ended December 31,
	2015	2014	Change in amount	Change in %	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
SG&A and Non-Op	$83.6	$95.1	$(11.4)	(12.0)%	$96.8	$(1.8)	(1.8)%
SG&A and Non-Op as a percentage of revenue	38.9%	37.5%	N/A	N/A	37.7%	N/A	N/A

For the year ended December 31, 2015, SG&A and Non-Op decreased by $11.4 million, or 12.0%, as compared to 2014. SG&A and Non-Op, as a percentage of revenue, was 38.9% for 2015 and remained largely consistent as compared to 37.5% for 2014. The sale of the Netherlands business resulted in a reduction in SG&A and Non-Op expenses for the year ended December 31, 2015 of $4.9 million, or 65.8%, as compared to 2014. In the U.K., lower gross margin resulted in a reduction in employee compensation expense in the year ended December 31, 2015 as compared to the same period in 2014. In addition, actions taken to streamline business processes in 2014, including real estate, back office support functions and reduced corporate management fees, resulted in lower SG&A and Non-Op for the year ended December 31, 2015 as compared to the same periods in 2014. The increase in SG&A and Non-Op, as a percentage of revenue, for the year ended December 31, 2015 was higher due to a relatively larger decline in revenue and change in control stock-based compensation expense of $0.7 million, as compared to the same period in 2014.

For the year ended December 31, 2014, SG&A and Non-Op decreased by $1.8 million, or 1.8%, as compared to 2013. The decrease primarily resulted from reduced real estate costs in Continental Europe as well as lower staff compensation costs.

SG&A and Non-Op, as a percentage of revenue, was 37.5% for 2014, and remained largely consistent as compared to 37.7% for 2013.

Business reorganization expenses

For the year ended December 31, 2015, business reorganization expenses were $2.9 million, as compared to $1.2 million and $2.7 million for the same periods in 2014 and 2013, respectively. Current year business reorganization expenses were primarily attributable to lease exit charges and employee termination costs in the U.K., Central and Eastern Europe and Luxembourg. Business reorganization expenses in 2014 and 2013 were principally attributable to employee termination costs primarily in Belgium, the Netherlands, France and the U.K.
Operating Income and EBITDA

	Year Ended December 31,
	2015	2014	Change in amount	Change in %	2013	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Operating income (loss):	$1.7	$2.7	$(0.9)	(a)	$(4.2)	$6.9	(163.0)%
EBITDA (loss)	$(0.2)	$(1.0)	$0.8	(a)	$(7.6)	$6.6	(a)
EBITDA (loss) as a percentage of revenue	(0.1)%	(0.4)%	N/A	N/A	(3.0)%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.

 For the year ended December 31, 2015, EBITDA loss was $0.2 million, or 0.1% of revenue, as compared to EBITDA loss of $1.0 million, or 0.4% of revenue, for 2014. The decrease in EBITDA loss for the year ended December 31, 2015 was principally due to the gain on sale of the Netherlands business of $2.8 million and lower SG&A and Non-Op expenses offset by lower gross margin. In addition, during year ended December 31, 2015 there were no impairment charges, as compared to $0.3 million for 2014. Operating income was $1.7 million for the year ended December 31, 2015, as compared to operating $2.7 million for 2014.
For the year ended December 31, 2014, EBITDA loss was $1.0 million, or 0.4% of revenue, as compared to EBITDA loss of $7.6 million, or 3.0% of revenue, for 2013. The decrease in EBITDA loss for the year ended December 31, 2014 was principally due to higher gross margin and lower costs related to reorganization initiatives. Operating income was 2.7 million for the year ended December 31, 2014, as compared to operating loss of $4.2 million for 2013.
The difference between operating income (loss) and EBITDA loss for the years ended December 31, 2015, 2014 and 2013 was principally due to the inclusion of corporate management fees and depreciation in the determination of operating income (loss).
The following are discussed in reported currency

Corporate expenses, net of corporate management fee allocations

For the year ended December 31, 2015, corporate expenses were $8.0 million as compared to $8.8 million for 2014, a decrease of $0.8 million, or 9.0%. The decrease for the year ended December 31, 2015 was due to savings associated with reorganization efforts launched in 2014, offset by $0.8 million of stock-based compensation expense related to the change in control event and $0.7 million of CEO severance costs. Included in prior year were approximately $1.4 million of costs incurred for the proxy contest and organizational strategy review. Excluding these items, corporate expenses decreased approximately $0.9 million, or 11.7%, primarily due to savings associated with reorganization efforts launched in 2014 partially offset by lower proportional corporate allocations to the regions.

For the year ended December 31, 2014, corporate expenses were $8.8 million, as compared to $6.5 million for 2013, an increase of $2.3 million. The increase was principally due to costs incurred in 2014 in connection with the proxy contest for the Company's 2014 annual meeting of stockholders and organizational strategy review of approximately $1.4 million, as well as higher support staff bonus costs. The increases were offset by reductions in support staff salary costs and discretionary expenses as a result of cost savings initiatives completed during 2014.

For the years ended December 31, 2015, 2014 and 2013, business reorganization expenses were $1.2 million, 1.0 million and $0.8 million, respectively, and primarily consisted of lease termination costs and employee termination benefits.

Depreciation and Amortization Expense

Depreciation and amortization expense was $3.8 million, $5.6 million and $5.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Interest Expense

Interest expense remained consistent and was $0.7 million for the years ended December 31, 2015 and 2014, as compared $0.6 million for 2013.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the year ended December 31, 2015 was $0.6 million on $2.3 million of pre-tax income, as compared to a benefit for income taxes of $2.2 million on $17.9 million of pre-tax loss for 2014. The effective tax rate for the year ended December 31, 2015 was 28.7%, as compared to 12.0% for 2014. The change in the Company's effective tax rate for the year ended December 31, 2015 as compared to 2014 was primarily attributable to U.S. tax benefits recognized in 2014 with respect to intra-period allocations between continuing and discontinued operations and the gains on the sale or exit of businesses in 2015 which were tax-exempt. For the year ended December 31, 2015, the effective tax rate difference from the U.S. Federal statutory rate of 35% was primarily attributable to changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or loss, variations from the U.S. Federal statutory rate in foreign jurisdictions, taxes on repatriations of foreign profits, and non-deductible expenses. The effect of state tax rate changes in 2015 on deferred tax assets was offset by an increase in valuation allowance and has no net impact on effective tax rate.
The benefit from income taxes for the year ended December 31, 2014 was $2.2 million on $17.9 million of pre-tax loss, as compared to a provision from income taxes of $3.3 million on a $26.9 million pre-tax loss for 2013. The effective tax rate for the year ended December 31, 2014 was 12.0%, as compared to negative 12.1% for 2013. The change in the Company's effective tax rate for the year ended December 31, 2014 as compared to 2013 was primarily attributable to the Company's current year result and lesser expense for establishment of a valuation reserve for the Company's deferred tax assets in certain foreign jurisdictions. The effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability to recognize tax benefits on losses, state taxes, non-deductible expenses such as certain acquisition related payments, variations from the U.S. Federal statutory rate in foreign jurisdictions and taxes on repatriations of foreign profits.

Income (Loss) from Discontinued Operations

Income from discontinued operations was $0.7 million for the year ended December 31, 2015, as compared to $2.6 million for 2014 and a loss from discontinued operations of $0.2 million in 2013.

Net Income (Loss)

Net income was $2.3 million for the year ended December 31, 2015, as compared to a loss of $13.2 million for 2014, an increase in net income of $15.5 million. Basic and diluted income per share were both $0.07 for the year ended December 31, 2015, as compared to basic and diluted loss per share of $0.40 for 2014.

Net loss was $13.2 million for the year ended December 31, 2014, as compared to net loss of $30.4 million for 2013, a decrease in net loss of $17.2 million. Basic and diluted loss per share were $0.40 for the year ended December 31, 2014, as compared to a loss of $0.94 for 2013.

Liquidity and Capital Resources
As of December 31, 2015, cash and cash equivalents totaled $37.7 million, as compared to $34.0 million as of December 31, 2014 and $37.4 million as of December 31, 2013. The following table summarizes the cash flow activities for the years ended December 31, 2015, 2014 and 2013:

	For The Year Ended December 31,
(In millions)	2015	2014	2013
Net cash provided by (used in) operating activities	$(17.4)	$(17.8)	$2.5
Net cash provided by (used in) investing activities	21.6	16.7	(2.6)
Net cash provided by (used in) financing activities	0.6	(1.3)	(0.5)
Effect of exchange rates on cash and cash equivalents	(1.3)	(1.0)	(0.7)
Net increase (decrease) in cash and cash equivalents	$3.7	$(3.4)	$(1.3)

Cash Flows from Operating Activities
For the year ended December 31, 2015, net cash used in operating activities was $17.4 million, as compared to net cash used in operating activities of $17.8 million in 2014, a decrease in net cash used in operating activities of $0.4 million. The change in net cash used in operating activities is principally due to a decrease in working capital from the current year divestitures, fluctuations in foreign currency and the timing of cash receipts and payments to vendors and employees. Net cash used in operating activities from discontinued operations was $0.1 million for the year ended December 31, 2015, as compared to cash used in operating activities from discontinued operation of $12.1 million in 2014.
For the year ended December 31, 2014, net cash used in operating activities was $17.8 million, as compared to net cash provided by operating activities of $2.5 million in 2013, a decrease of net cash provided by operating activities of $20.3 million. The decrease in net cash provided by operating activities resulted principally from an increase in accounts receivable, partially offset by lower net loss in 2014. Net cash provided by operating activities from discontinued operations was $12.1 million for the year ended December 31, 2014 as compared to net cash provided by operating activities from discontinued operations of $8.0 million in 2013.

Cash Flows from Investing Activities
For the year ended December 31, 2015, net cash provided by investing activities was $21.6 million, as compared to net cash provided by investing activities of $16.7 million in 2014, an increase in net cash provided by investing activities of $4.9 million. The increase in net cash provided by investing activities was principally related to the proceeds from sale of the US IT and Netherlands businesses in 2015 and a decline in capital expenditures, to $3.1 million in 2015 from $5.3 million in 2014.
For the year ended December 31, 2014, net cash provided by investing activities was $16.7 million, as compared to net cash used in investing activities of $2.6 million in 2013, an increase in net cash provided by investing activities of $19.3 million. The increase in net cash provided by investing activities was principally related to the proceeds from sale of the Legal eDiscovery business and was partially offset by an increase in capital expenditures, to $5.3 million in 2014 from $2.6 million in 2013. The increase in capital expenditures was primarily due to landlord-funded leasehold improvements in connection with newly-leased properties and costs for upgrading the Company's website for mobile device interfaces.

Cash Flows from Financing Activities
For the year ended December 31, 2015, net cash provided by financing activities was $0.6 million, as compared to net cash used in financing activities of $1.3 million in 2014, an increase in net cash provided by financing activities of $1.9 million. The increase in net cash provided by financing activities was primarily attributable to lower repayments of the Company's credit facilities in 2015 as compared to 2014, offset by cash used to purchase treasury stock.
For the year ended December 31, 2014, net cash used in financing activities was $1.3 million, as compared to $0.5 million for 2013, an increase of $0.8 million. The increase in net cash used in financing activities was primarily attributable to net repayments of the Company's credit facilities in 2014 as compared to 2013.

Credit Agreements

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary (“U.K. Borrower”) entered into a receivables finance agreement for an asset-based lending funding facility (the “Lloyds Agreement”) with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, “Lloyds”). The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $22.1 million (£15.0 million). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $17.7 million (£12.0 million) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $4.4 million (£3.0 million) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post tax profits; and (4) at the end of each month, there must be a minimum excess availability of $2.9 million (£2.0 million).
The details of the Lloyds Agreement as of December 31, 2015 were as follows:

(In millions)	December 31, 2015
Borrowing capacity	$7.2
Less: outstanding borrowing	—
Additional borrowing availability	$7.2
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of December 31, 2015.

Loan and Security Agreement with Siena Lending Group LLC

Upon the sale of the US IT business, the Company exercised its right to terminate its loan and security agreement with Siena Lending Group LLC ("Siena"). The Company paid Siena a termination fee of $0.2 million recognized as a reduction to the gain on sale of US IT and $0.4 million of cash to secure an outstanding letter of credit for a real estate lease. Siena will return the restricted cash to the Company once the outstanding letter of credit is returned to Siena.

Facility Agreement with National Australia Bank Limited

On October 30, 2015, Hudson Global Resources (Aust) Pty Limited (“Hudson Australia”) and Hudson Global Resources (NZ) Limited (“Hudson New Zealand”), both subsidiaries of Hudson Global, Inc., entered into a Finance Agreement, dated as of October 27, 2015 (the “Finance Agreement”), with National Australia Bank Limited (“NAB”), a NAB Corporate Receivables Facility Agreement, dated as of October 27, 2015 (the “Australian Receivables Agreement”), with NAB and a BNZ Corporate Receivables Facility Agreement, dated as of October 27, 2015 (the “New Zealand Receivables Agreement”), with Bank of New Zealand (“BNZ”).

The Finance Agreement provides a bank guarantee facility of up to $2.2 million (AUD3.0 million) for Hudson Australia and Hudson New Zealand. The Finance Agreement matures and becomes due and payable on October 27, 2018. A fee equal to 1.5% per annum will be charged on each bank guarantee issued under the Finance Agreement. The Finance Agreement bears a fee, payable semiannually in arrears, equal to 0.3% per annum of NAB’s commitment under the Finance Agreement.

The Australian Receivables Agreement provides a receivables facility of up to $18.2 million (AUD25.0 million) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $2.9 million (AUD4.0 million) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 thousand (AUD6 thousand) per month.

The New Zealand Receivables Agreement provides a receivables facility of up to $3.4 million (NZD5.0 million) for Hudson New Zealand, which is based on an agreed percentage of eligible accounts receivable. The New Zealand Receivables Agreement does not have a stated maturity date and can be terminated by Hudson New Zealand or BNZ upon 90 days written notice. Borrowings under the New Zealand Receivables Agreement may be made with an interest rate based on a market rate. The New Zealand Receivables Agreement bears a fee, payable monthly in advance, equal to $1 thousand (NZD1 thousand) per month.

The details of the NAB Finance Agreement as of December 31, 2015 were as follows:

(In millions)	December 31, 2015
Finance Agreement:
Borrowing capacity	$2.2
Less: outstanding borrowing	—
Additional borrowing availability	$2.2
Interest rates on outstanding borrowing	2.10%

Australian Receivables Agreement:
Borrowing capacity	$12.8
Less: outstanding borrowing	(2.4)
Additional borrowing availability	$10.4
Interest rates on outstanding borrowing	3.60%

New Zealand Receivables Agreement:
Borrowing capacity	$1.7
Less: outstanding borrowing	—
Additional borrowing availability	$1.7
Interest rates on outstanding borrowing	4.88%

Amounts owing under the Finance Agreement, the Australian Receivables Agreement and the New Zealand Receivables Agreement are secured by substantially all of the assets of Hudson Australia and Hudson New Zealand. Each of the Finance Agreement, the Australian Receivables Agreement and the New Zealand Receivables Agreement  contains various restrictions and covenants applicable to the Obligors, including: a requirement that the Obligors maintain (1) a minimum Fixed Charge Coverage Ratio (as defined in the NAB Facility Agreement) of 1.50x as of the last day of each calendar quarter; and (2) a minimum Receivables Ratio (as defined by the NAB Facility Agreement) of 1.20x.

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2015.

Credit Agreement with Westpac Banking Corporation

Upon entering into the Finance agreement with NAB on October 30, 2015, the Company exercised its right to terminate its credit agreement with WestPac Banking Corp ("Westpac"). As of December 31, 2015 the only remaining obligation under the Westpac credit agreement was $1.8 million of financial guarantees. The outstanding financial guarantees will be transferred to the NAB Finance Agreement in 2016.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. As of December 31, 2015, the Belgium subsidiary had a $1.1 million (€1 million) overdraft facility. Borrowings under the Belgium lending arrangement may be made with an interest rate based on the one month EURIBOR plus a margin, and was 2.75% as of December 31, 2015. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.1 million (SGD0.2 million) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus 1.75%, which was 6.00% on December 31, 2015. The Singapore overdraft facility expires annually each August but can be renewed for one year periods at that time. There were no outstanding borrowings under Belgium and Singapore lending agreements as of December 31, 2015.
The average monthly outstanding borrowings for the credit agreements above was $4.0 million for the year ended December 31, 2015. The weighted average interest rate on all outstanding borrowings for the year ended December 31, 2015 was 3.42%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and for other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

Liquidity Outlook

As of December 31, 2015, the Company had cash and cash equivalents on hand of $37.7 million supplemented by additional borrowing availability of $20.5 million under the Lloyds Agreement, the NAB Facility Agreement and other lending arrangements in Belgium and Singapore. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of December 31, 2015. The Company's near-term cash requirements during 2016 are primarily related to funding operations, restructuring actions, investing in capital expenditures and paying cash dividends. For 2016, the Company expects to make capital expenditures of approximately $2.0 million to $3.0 million and payments in connection with current restructuring actions of approximately $3.0 million to $4.0 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.
As of December 31, 2015, $16.2 million of the Company's cash and cash equivalents noted above was held in the U.S. and the remainder was held internationally, primarily in the U.K. ($8.9 million), Belgium ($3.5 million), Mainland China ($2.7 million), Spain ($1.6 million), Hong Kong ($0.9 million), Australia ($0.7 million), and France ($0.6 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision.  In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds.  The Company has not provided for U.S. Federal income or foreign withholding taxes on these undistributed foreign earnings because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. It is not practicable to determine the amount of tax associated with such undistributed earnings.
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

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company had no off-balance sheet arrangements.

Contractual Obligations

The Company has entered into various commitments that will affect its cash generation capabilities going forward. Specifically, it has entered into a number of non-cancelable operating leases for facilities and equipment worldwide. Future contractual obligations as of December 31, 2015 were as follows (dollars in thousands) (commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2015):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligation					Total
Operating lease obligations	$17,476	$25,867	$14,383	$2,584	$60,310
Capital lease obligations	112	224	56	—	392
Other purchase obligations	1,363	2,092	261	—	3,716
Other long term liabilities (a)
Other (b)	1,242	—	—	—	1,242
Total	$20,193	$28,183	$14,700	$2,584	$65,660

a.
The Company's non-current liabilities of $9.8 million in the Consolidated Balance Sheet as of December 31, 2015 are primarily comprised of income taxes, unrecognized tax benefits, deferred rent, and other various accruals. As the timing and/or amounts of any cash payment is uncertain, the related amounts have not been reflected in the table above. Reorganization expenses above included both continuing operations and discontinued operations initiatives. Future minimum lease commitments have not been offset by expected future minimum sublease rental income of $5.5 million, due in the future through 2020 under subleases with third parties. Commitments and sublease rentals based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2015.

b.
Represents remaining employee severance and related costs expected to be paid pursuant to the 2015 Exit Plan and Previous Plans. See Note 13 included in Item 8 of this Form 10-K for additional information.

Contingencies
From time to time in the ordinary course of business, the Company is subject to compliance audits by U.S. federal, state, local and foreign government regulatory, tax and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, and income, value-added and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities. In addition, see Note 14 for a description of a dispute between the Company and its former Chairman and Chief Executive Officer for severance amounts owed under his employment agreement. Periodic events and management actions such as business reorganization initiatives can change the number and type of audits, claims, lawsuits, contract disputes or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters.
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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.1 million and $0.4 million as of December 31, 2015 and 2014, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within GAAP that our management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Our management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note 2 to our Consolidated Financial Statements included in Item 8. We believe the following accounting policies are critical to understanding our results of operations and affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements that are inherently uncertain.

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

The calculation of net deferred tax assets assumes sufficient future earnings for the realization of such assets as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time. See Note 7 to the Consolidated Financial Statements for further information regarding deferred tax assets and valuation allowance.

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

The Company's unrecognized tax benefits, if recognized in the future, would affect the annual effective income tax rate. See Note 7 to the Consolidated Financial Statements for further information regarding unrecognized tax benefits. We elected to continue our historical practice of classifying applicable interest and penalties as a component of the provision for income taxes.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. It is intended that ASU 2015-17 will simplify the presentation of deferred income taxes. The ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2015, but early adoption is permitted. The Company has elected to early adopt ASU 2015-17 on a prospective basis for the annual period ended December 31, 2015. Prior periods were not retrospectively adjusted for the adoption of ASU 2015-17.

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not believe the impact of its pending adoption of ASU 2015-05 on the Company's consolidated financial statements will be material.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017 and early adoption is permitted only for fiscal years beginning after December 15, 2016. Accordingly, we plan to adopt this ASU on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact that adopting ASU 2014-09 will have on the Company's financial condition, results of operations, and disclosures.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Accordingly, the standard was effective for the Company beginning on January 1, 2015. The Company has adopted ASU 2014-08. In 2015, the Company divested and exited certain businesses. Under the new guidance, the exited businesses did not reach the thresholds required to qualify as discontinued operations and, as a result, the operations remain within the Company's continuing operations for all periods presented.

There have been no other new accounting pronouncements not yet effective that have significance, or potential significance, to the Company's Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company's ability to successfully execute its strategic initiatives, (3) risks related to fluctuations in the Company’s operating results from quarter to quarter, (4) the ability of clients to terminate their relationship with the Company at any time, (5) competition in the Company’s markets, (6) the negative cash flows and operating losses that the Company has experienced in recent periods and may experience from time to time in the future, (7) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (8) risks associated with the Company’s investment strategy, (9) risks related to international operations, including foreign currency fluctuations, (10) the Company’s dependence on key management personnel, (11) the Company’s ability to attract and retain highly-skilled professionals, (12) the Company’s ability to collect its accounts receivable, (13) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (14) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (15) risks related to providing uninterrupted service to clients, (16) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (17) the Company’s ability to utilize net operating loss carry-forwards, (18) volatility of the Company’s stock price, and (19) the impact of government regulations. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2015, the Company earned approximately 94% of its gross margin outside the United States (“U.S.”), and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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
As more fully described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has credit agreements with  Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited, National Australia Bank Limited and other credit agreements with lenders in Belgium and Singapore. The Company does not hedge the interest risk on borrowings under the credit agreements, and, accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management believes that, as of December 31, 2015, the Company's internal control over financial reporting was effective based on those criteria.

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

We have audited the accompanying consolidated balance sheets of Hudson Global, Inc. and subsidiaries (Hudson Global, Inc.) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules in Item 15(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Global, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hudson Global, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 3, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hudson Global, Inc.:
We have audited Hudson Global, Inc. and subsidiaries’ (Hudson Global, Inc.) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Global, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying ”Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Hudson Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Global, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2015, and our report dated March 3, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 3, 2016

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$463,197	$581,192	$562,572
Direct costs	275,487	358,347	353,143
Gross margin	187,710	222,845	209,429
Operating expenses:
Salaries and related	149,442	176,718	169,923
Office and general	40,921	48,131	49,238
Marketing and promotion	4,268	5,472	4,722
Depreciation and amortization	3,845	5,559	5,922
Business reorganization expenses	5,828	3,789	5,440
Impairment of long-lived assets	—	662	1,336
Total operating expenses	204,304	240,331	236,581
Gain (loss) on sale and exit of businesses	19,835	—	—
Operating income (loss)	3,241	(17,486)	(27,152)
Non-operating income (expense):
Interest income (expense), net	(722)	(661)	(554)
Other income (expense), net	(266)	202	759
Income (loss) from continuing operations before provision for income taxes	2,253	(17,945)	(26,947)
Provision for (benefit from) income taxes from continuing operations	646	(2,159)	3,264
Income (loss) from continuing operations	1,607	(15,786)	(30,211)
Income (loss) from discontinued operations, net of income taxes	722	2,592	(184)
Net income (loss)	$2,329	$(13,194)	$(30,395)
Earnings (loss) per share:
Basic and diluted
Income (loss) from continuing operations	$0.05	$(0.48)	$(0.93)
Income (loss) from discontinued operations	0.02	0.08	(0.01)
Net income (loss)	$0.07	$(0.40)	$(0.94)
Weighted-average shares outstanding:
Basic	33,869	32,843	32,493
Diluted	34,084	32,843	32,493

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Comprehensive income (loss):
Net income (loss)	$2,329	$(13,194)	$(30,395)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	(3,326)	(3,718)	(3,623)
Defined benefit pension plans - unrecognized net actuarial gain (loss) and prior service costs (credit), net of income taxes	5	158	260
Total other comprehensive income (loss), net of income taxes	(3,321)	(3,560)	(3,363)
Comprehensive income (loss)	$(992)	$(16,754)	$(33,758)

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$37,663	$33,989
Accounts receivable, less allowance for doubtful accounts of $860 and $986, respectively	62,420	74,079
Prepaid and other	5,979	9,604
Current assets of discontinued operations	81	1,249
Total current assets	106,143	118,921
Property and equipment, net	7,928	9,840
Deferred tax assets, non-current	6,724	5,648
Other assets	4,154	5,263
Total assets	$124,949	$139,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,184	$6,371
Accrued expenses and other current liabilities	40,344	54,065
Short-term borrowings	2,368	—
Accrued business reorganization expenses	2,252	3,169
Current liabilities of discontinued operations	1,443	3,512
Total current liabilities	51,591	67,117
Deferred rent	4,244	5,899
Income tax payable, non-current	2,279	2,397
Other non-current liabilities	5,655	5,002
Total liabilities	63,769	80,415
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 35,260 and 33,671 shares, respectively	34	34
Additional paid-in capital	480,816	476,689
Accumulated deficit	(428,287)	(430,616)
Accumulated other comprehensive income	10,292	13,613
Treasury stock, 646 and 129 shares, respectively, at cost	(1,675)	(463)
Total stockholders’ equity	61,180	59,257
Total liabilities and stockholders' equity	$124,949	$139,672

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,329	$(13,194)	$(30,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,845	5,835	6,406
Impairment of long-lived assets	—	1,129	1,336
Provision for (recovery of) doubtful accounts	178	97	(13)
Provision for (benefit from) deferred income taxes	189	(102)	3,140
Stock-based compensation	4,231	1,325	2,090
Gain on sale and exit of businesses	(21,245)	(11,333)	—
Other, net	194	354	562
Changes in operating assets and liabilities, net of effect of dispositions:
Decrease (increase) in accounts receivable	(1,254)	(7,117)	19,442
Decrease (increase) in prepaid and other assets	2,763	(1,731)	1,227
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,902)	4,213	(2,100)
Increase (decrease) in accrued business reorganization expenses	(679)	2,684	818
Net cash provided by (used in) operating activities	(17,351)	(17,840)	2,513
Cash flows from investing activities:
Capital expenditures	(3,061)	(5,346)	(2,557)
Proceeds from sale of consolidated subsidiary, net of cash sold	7,894	—	—
Proceeds from sale of assets, net of disposal costs	16,815	22,077	—
Net cash provided by (used in) investing activities	21,648	16,731	(2,557)
Cash flows from financing activities:
Borrowings under credit agreements	147,429	133,030	17,314
Repayments under credit agreements	(144,994)	(133,194)	(16,856)
Repayment of capital lease obligations	(104)	(500)	(467)
Payments for deferred financing costs	(57)	(454)	—
Purchases of treasury stock	(1,386)	—	—
Purchase of restricted stock from employees	(244)	(138)	(488)
Net cash provided by (used in) financing activities	644	(1,256)	(497)
Effect of exchange rates on cash and cash equivalents	(1,267)	(1,024)	(734)
Net increase (decrease) in cash and cash equivalents	3,674	(3,389)	(1,275)
Cash and cash equivalents, beginning of the period	33,989	37,378	38,653
Cash and cash equivalents, end of the period	$37,663	$33,989	$37,378
Supplemental disclosures of cash flow information:
Cash payments during the period for interest	$381	$442	$235
Cash payments during the period for income taxes, net of refunds	$89	$970	$1,047

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at January 1, 2013	33,021	$33	$473,372	$(387,027)	$20,536	$(373)	$106,541
Net income (loss)	—	—	—	(30,395)	—	—	(30,395)
Other comprehensive income (loss), translation adjustments	—	—	—	—	(3,623)	—	(3,623)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	260	—	260
Purchase of restricted stock from employees	(132)	—	—	—	—	(488)	(488)
Issuance of shares for 401(k) plan contribution	—	—	—	—	—	—	—
Stock-based compensation	443	1	2,089	—	—	—	2,090
Balance at December 31, 2013	33,332	$34	$475,461	$(417,422)	$17,173	$(861)	$74,385
Net income (loss)	—	—	—	(13,194)	—	—	(13,194)
Other comprehensive income (loss), translation adjustments	—	—	—	—	(3,718)	—	(3,718)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	158	—	158
Purchase of restricted stock from employees	(36)	—	—	—	—	(129)	(129)
Issuance of shares for 401(k) plan contribution	118	—	(97)	—	—	527	430
Stock-based compensation	128	—	1,325	—	—	—	1,325
Balance at December 31, 2014	33,542	$34	$476,689	$(430,616)	$13,613	$(463)	$59,257
Net income (loss)	—	—	—	2,329	—	—	2,329
Other comprehensive income (loss), translation adjustments	—	—	—	—	(3,326)	—	(3,326)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	5	—	5
Purchase of treasury stock	(528)	—	—	—	—	(1,386)	(1,386)
Purchase of restricted stock from employees	(108)	—	—	—	—	(244)	(244)
Issuance of shares for 401(k) plan contribution	116	—	(104)	—	—	418	314
Stock-based compensation	1,589	—	4,231	—	—	—	4,231
Balance at December 31, 2015	34,611	$34	$480,816	$(428,287)	$10,292	$(1,675)	$61,180

See accompanying notes to consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS
Hudson Global, Inc. and its subsidiaries (the “Company”) are comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe (“Hudson regional businesses” or “Hudson”). The Company provides specialized professional-level recruitment and related talent solutions worldwide. The Company’s core service offerings include Permanent Recruitment, Temporary Contracting, Recruitment Process Outsourcing (“RPO”) and Talent Management Solutions. As of December 31, 2015, the Company had approximately 1,600 employees operating in 12 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe.

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

Nature of Business and Credit Risk

The Company's revenue is earned from professional placement services, mid-level employee professional staffing and temporary contracting services and human capital services. These services are provided to a large number of customers in many different industries. The Company operates throughout North America, the United Kingdom ("U.K."), Continental Europe, Australia, New Zealand and Asia. During 2015, no single client accounted for more than 10% of the Company's total revenue. As of December 31, 2015, no single client accounted for more than 10% of the Company's outstanding accounts receivable.

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

For stock options, the Black-Scholes option pricing model considers, among other factors, the expected volatility of the Company's stock price, risk-free interest rates, dividend rate and the expected life of the award. Expected volatilities are calculated based on the historical volatility of the Company's common stock. Volatility is determined using historical prices to estimate the expected future fluctuations in the Company's share price. The risk-free interest rate is based on the U.S. Treasury, the term of which is consistent with the expected term of the option. The dividend rate is assumed to be zero as the Company has never paid dividends on its common stock.

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

In December 2007, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin ("SAB") No. 110, “Certain Assumptions Used In Valuation Methods - Expected Term". SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The calculation of net deferred tax assets assumes sufficient future earnings for the realization of such assets as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time. See Note 7 to the Consolidated Financial Statements for further information regarding deferred tax assets and valuation allowance.

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

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company's reporting units are the components within the reportable segments identified in Note 19.

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

NOTE 3 – DIVESTITURES

Hudson Information Technology (US) business (the "US IT business")

On June 15, 2015, the Company completed the sale (the "US IT Business Sale") of substantially all of the assets (excluding working capital) of its US IT business to Mastech, Inc. (the "Purchaser"). The completion of the US IT Business Sale was effective June 14, 2015. The US IT Business Sale was pursuant to an Asset Purchase Agreement, dated as of May 8, 2015, by and among the Company, Hudson Global Resources Management, Inc., a wholly owned subsidiary of the Company, and the Purchaser. At the closing of the Sale, the Company received from the Purchaser pursuant to the Asset Purchase Agreement the purchase price of $16,977 in cash. The US IT business pre-tax loss in accordance with ASC No. 205 "Reporting Discontinued Operations" ("ASC 205") for the year ended December 31, 2015 was $130 compared to a pre-tax profit of $2,167 and $1,195 for the same period in 2014 and 2013, respectively.

On the US IT Business Sale, for the year ended December 31, 2015, the Company recognized a pre-tax gain of $15,918, net of closing and other direct transaction costs. Income tax on the gain of the US IT business sale was $11. For U.S. Federal income tax purposes, the gain is offset in full by net operating loss carryforwards. For state and local income tax purposes, the gain is mostly offset by net operating loss carryforwards. As the divestiture did not meet the requirements for classification as discontinued operations, the gain on sale is presented as a component of income (loss) from operations.

Netherlands business

On May 7, 2015, the Company entered into a Share Purchase Agreement and completed the sale (the "Netherlands Business Sale") of its Netherlands business, to InterBalance Group B.V., effective April 30, 2015, in a management buyout for $9,029, which included cash retained of $1,135. As a result, for the year ended December 31, 2015 the Company recognized a gain of $2,841 on the divestiture of the Netherlands Business Sale, which included $2,799 of non-cash accumulated foreign currency translation losses. Income tax on the gain was $0 because the gain is exempt from Netherlands tax. As the divestiture did not meet the requirements for classification as discontinued operations, the gain on sale is presented as a component of income (loss) from operations. The Netherlands pre-tax profit in accordance with ASC 205 for the years ended December 31, 2015, 2014 and 2013 was $373, $1,799 and $2,382, respectively.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Exit of Businesses in Central and Eastern Europe

In February 2015, the Company's Board of Directors approved the exit of operations in certain countries within Central and Eastern Europe (Ukraine, Czech Republic and Slovakia). During the second quarter of 2015, the Company deemed the liquidation of its Central and Eastern Europe businesses to be substantially complete. In accordance with ASC 830, "Foreign Currency Matters," ("ASC 830") for the year ended December 31, 2015 the Company transferred $1,208 of accumulated foreign currency translation gains from accumulated other comprehensive income to the statement of operations within gain on sale and exit of businesses.

Luxembourg

In March 2015, the Company's management approved the exit of operations in Luxembourg. In the third quarter of 2015, the Company deemed the liquidation of its Luxembourg business to be substantially complete. In accordance with ASC 830, for the year ended December 31, 2015, the Company transferred $132 of accumulated foreign currency translation losses from accumulated other comprehensive income to the statement of operations within gain on sale and exit of businesses.

NOTE 4 – DISCONTINUED OPERATIONS

Effective November 9, 2014, the Company completed the sale of substantially all of the assets and certain liabilities of its Legal eDiscovery business in the U.S. and U.K. to Document Technologies, LLC and DTI of London Limited for $23,000 in cash, and recorded a gain of $11,333 in connection with the sale excluding customary working capital adjustments. Based on the terms of the asset purchase agreement, the Company had no significant continuing involvement in the operations of the Legal eDiscovery business after the disposal transaction. In addition, the Company ceased operations in Sweden, which were included within the Hudson Europe segment, during the third quarter of 2014.

The Company concluded that the divestiture of the Legal eDiscovery business and the cessation of operations in Sweden met the criteria for discontinued operations set forth in ASC No. 205, "Presentation of Financial Statements." The Company reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations and from segment results for all periods presented.

The carrying amounts of the major classes of assets and liabilities from the Legal eDiscovery business and Sweden operations included as part of the discontinued operations were as follows:

	December 31, 2015			December 31, 2014
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Total assets (a)	$49	$32	$81	$1,156	$93	$1,249
Total liabilities (b)	$1,439	$4	$1,443	$3,297	$215	$3,512

a.	As of December 31, 2014, other assets from Legal eDiscovery consisted primarily of estimated customary working capital adjustments in connection with the sale of the Legal eDiscovery business.

b.	Total liabilities primarily consisted of restructuring liabilities for lease termination payments and severance.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Reported results for the discontinued operations by period were as follows:

	For The Year Ended December 31,
	2015
	eDiscovery	Sweden	Total
Revenue	$(1)	$30	$29
Gross margin	(30)	30	—
Reorganization expenses (a)	501	(29)	472
Impairment charges	—	—	—
Operating income (loss), excluding gain (loss) from sale of business	(731)	14	(717)
Other non-operating income (loss), including interest	(8)	—	(8)
Gain (loss) from sale of discontinued operations	137	1,273	1,410
Income (loss) from discontinued operations before income taxes	(602)	1,287	685
Provision (benefit) for income taxes (c)	(37)	—	(37)
Income (loss) from discontinued operations	$(565)	$1,287	$722

	For The Year Ended December 31,
	2014
	eDiscovery	Sweden	Total
Revenue	$54,620	$1,513	$56,133
Gross margin	9,227	864	10,091
Reorganization expenses	2,861	416	3,277
Impairment charges (b)	467	—	467
Operating income (loss), excluding gain (loss) from sale of business	(5,491)	(1,087)	(6,578)
Other non-operating income (loss), including interest	(9)	(33)	(42)
Gain (loss) from sale of discontinued operations	11,333	—	11,333
Income (loss) from discontinued operations before income taxes	5,833	(1,120)	4,713
Provision (benefit) for income taxes (c)	2,121	—	2,121
Income (loss) from discontinued operations	$3,712	$(1,120)	$2,592

	For The Year Ended December 31,
	2013
	eDiscovery	Sweden	Total
Revenue	$94,738	$2,817	$97,555
Gross margin	18,257	2,185	20,442
Reorganization expenses	849	432	1,281
Operating income (loss), excluding gain (loss) from sale of business	1,704	(1,312)	392
Other non-operating income (loss), including interest	(46)	—	(46)
Gain (loss) from sale of discontinued operations	—	—	—
Income (loss) from discontinued operations before income taxes	1,658	(1,312)	346
Provision (benefit) for income taxes (c)	530	—	530
Income (loss) from discontinued operations	$1,128	$(1,312)	$(184)

a.	2015 reorganization activities from discontinued operations included lease termination payments for offices in the U.S. and the U.K.

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

NOTE 5 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	For The Year Ended December 31,
	2015
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$305,052	$118,934	$39,211	$463,197
Direct costs (1)	262,322	2,733	10,432	275,487
Gross margin	$42,730	$116,201	$28,779	$187,710

	For The Year Ended December 31,
	2014
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$408,106	$126,686	$46,400	$581,192
Direct costs (1)	345,586	2,369	10,392	358,347
Gross margin	$62,520	$124,317	$36,008	$222,845

	For The Year Ended December 31,
	2013
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$407,178	$113,301	$42,093	$562,572
Direct costs (1)	341,911	2,219	9,013	353,143
Gross margin	$65,267	$111,082	$33,080	$209,429

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

NOTE 6 – STOCK-BASED COMPENSATION
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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. As of December 31, 2015, there were 792,326 shares of the Company’s common stock available for future issuance.

All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plans.

The Company’s stock plan agreements provided that a change in control of the Company will occur if, among other things, individuals who were directors as of the date of the agreement and any new director whose appointment or election was approved or recommended by a vote of at least two-thirds of the directors then in office who were either directors on the date of the agreement or whose appointment or election was previously so approved or recommended (each, a “continuing director”) cease to constitute a majority of the Company’s directors. A change in control occurred as of the Company's 2015 annual meeting of stockholders on June 15, 2015 under these agreements because continuing directors ceased to constitute a majority of the Company's directors. As a result, certain equity awards vested resulting in an accelerated stock-based compensation expense of $2,541 for the year ended December 31, 2015.

A summary of the quantity and vesting conditions for stock-based awards granted to the Company's employees for the year ended December 31, 2015 was as follows:

Vesting conditions	Number of Shares of Restricted Stock Granted	Number of Restricted Stock Units Granted	Total
Performance and service conditions (1)	590,100	105,400	695,500
Vest 100% 18 months after the grant date with service conditions only	150,000	—	150,000
Vest 100% 18 months after the grant date with market and service conditions (2)	350,000	—	350,000
Vest 100% 9 months after the grant date with service conditions only	180,000	—	180,000
Immediately vested	400	100	500
Total shares of stock award granted	1,270,500	105,500	1,376,000

(1)	As a result of the June 15, 2015 change in control event all unvested grants of restricted stock and restricted stock units became fully vested.

(2)
At the end of the performance period, the restricted stock subject to market condition may vest, in whole or in part, based on the Company's maximum 30-trading-day volume-weighted average common stock price during the period from May 18, 2015 to November 13, 2016 (the "Average Share Price") as compared to specified share price targets. If the Company's Average Share Price is less than $3.50, none of the restricted stock shall vest. 25% of the restricted stock shall vest if the Company's Average Share Price equals $3.50. 50% of the restricted stock shall vest if the Company's Average Share Price equals $4.25. 75% percent of the restricted stock shall vest if the Company's Average Share Price equals $5.00. 100% of the restricted stock shall vest if the Company's Average Share Price is

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

greater than or equal to $6.00. For Average Share Price results between two share price targets, the percent of Restricted Stock vested shall be determined using linear interpolation.
In accordance with the Company's policy on compensation for non-employee directors, in 2015 the Company granted to a non-employee director 50,000 options to purchase shares of the Company’s common stock under the terms of the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated. The exercise price of the options is the fair market value of a share of common stock on the date of grant. Options have a term of five years and become exercisable 50% immediately on the date of grant and 100% upon the first anniversary of the grant date (provided that if the Company’s Board of Directors does not designate such individual as a director nominee for election as a director at the Company’s first annual meeting of stockholders following the grant date, then the remainder of such option that has not yet vested will immediately vest).
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. During the year ended December 31, 2015, the Company granted 267,239 restricted stock units to its non-employee directors pursuant to the Director Plan.
For the years ended December 31, 2015, 2014 and 2013, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units, which are included in the accompanying Consolidated Statements of Operations, were as follows:

	For The Year Ended December 31,
	2015	2014	2013
Stock options	$23	$85	$354
Restricted stock	3,188	798	1,274
Restricted stock units	1,020	442	462
Total	$4,231	$1,325	$2,090
Tax benefits recognized in jurisdictions where the Company has taxable income	$362	$98	$130

As of December 31, 2015 and 2014, unrecognized compensation expense and weighted average period over which the compensation expense is expected to be recognized relating to the unvested portion of the Company's stock options, restricted stock, and restricted stock unit awards, in each case, based on the Company's historical valuation treatment, were as follows:

	As of December 31,
	2015		2014
	Unrecognized Expense	Weighted Average Period in Years	Unrecognized Expense	Weighted Average Period in Years
Stock options	$17	0.85	$—	0.00
Restricted stock	$701	0.75	$1,561	1.32
Restricted stock units	$—	0.00	$239	1.26

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant and generally vest ratably over a four-year period.
The following were the weighted average assumptions used to determine the fair value of stock options granted by the Company and the details of option activity as of and for the respective periods:

	As of December 31,
	2015	2014	2013
Volatility	48.9%	(a)	(a)
Risk free interest rate	1.1%	(a)	(a)
Dividends	$—	(a)	(a)
Expected life (years)	2.75	(a)	(a)
Weighted average fair value of options granted during the period	$0.81	(a)	(a)

(a)	Stock option assumptions are not provided above because there were no options granted during the years ended December 31, 2014 and 2013.
Changes in the Company’s stock options for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For The Year Ended December 31,
	2015		2014		2013
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	756,800	$8.78	800,350	$9.15	1,238,650	$11.21
Granted	50,000	2.49	—	—	—	—
Forfeited	(485,000)	7.32	—	—	—	—
Expired	(115,800)	13.35	(43,550)	15.50	(438,300)	14.99
Options outstanding at December 31,	206,000	$8.13	756,800	$8.78	800,350	$9.15
Options exercisable at December 31,	181,000	$8.91	756,800	$8.78	600,350	$10.47

The cash proceeds from the exercise of stock options, associated income tax benefits, and total intrinsic value for stock options exercised based on the closing price of the Company's common stock were nil for the years ended December 31, 2015, 2014 and 2013.

The weighted average remaining contractual term and the aggregated intrinsic value for stock options outstanding and exercisable as of December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015		2014
	Remaining Contractual Term in Years	Aggregated Intrinsic Value	Remaining Contractual Term in Years	Aggregated Intrinsic Value
Stock options outstanding	2.22	$22	4.04	$—
Stock options exercisable	1.86	$11	4.04	$—

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Restricted Stock
Changes in the Company’s restricted stock for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For The Year Ended December 31,
	2015		2014		2013
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	803,999	$3.00	997,802	$3.00	1,028,916	$4.87
Granted	1,270,500	2.17	482,900	3.22	883,321	2.44
Vested	(1,204,798)	2.90	(182,251)	5.21	(406,158)	5.09
Forfeited	(189,701)	3.14	(494,452)	2.39	(508,277)	4.16
Unvested restricted stock at December 31,	680,000	$1.60	803,999	$3.00	997,802	$3.00

The total fair value of restricted stock vested during the years ended December 31, 2015, 2014 and 2013 were as follows:

	For The Year Ended December 31,
	2015	2014	2013
Fair value of restricted stock vested	$2,675	$669	$1,596

Restricted Stock Units
Changes in the Company’s restricted stock units arising from grants to certain employees and non-employee directors for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For The Year Ended December 31,
	2015		2014		2013
	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	119,940	$3.57	115,869	$3.65	100,000	$5.18
Granted	372,739	2.47	175,759	3.40	175,860	2.90
Vested	(450,179)	2.70	(122,522)	3.86	(154,991)	3.81
Forfeited	(42,500)	3.21	(49,166)	2.42	(5,000)	2.42
Unvested restricted stock units at December 31,	—	$—	119,940	$3.57	115,869	$3.65

The total fair value of restricted stock units vested during the years ended December 31, 2015, 2014 and 2013 were as follows:

	For The Year Ended December 31,
	2015	2014	2013
Fair value of restricted stock units vested	$1,022	$436	$461

Defined Contribution Plan and Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock. Vesting of the

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Company’s contribution occurs over a five-year period. For the years ended December 31, 2015, 2014 and 2013, the Company’s expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	For The Year Ended December 31,
($ in thousands, except otherwise stated)	2015	2014	2013
Expense recognized for the 401(k) plan	$193	$385	$483
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	116	118	—
Market value per share of the Company's common stock on contribution date (in dollars)	$2.71	$3.65	$—
Non-cash contribution made for employer matching liability	$314	$430	$—
Additional cash contribution made for employer-matching liability	—	—	651
Total contribution made for employer-matching liability	$314	$430	$651

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

7 – INCOME TAXES

Income Tax Provision

The domestic and foreign components of income (loss) before income taxes from continuing operations were as follows:

	Year ended December 31,
	2015	2014	2013
Domestic	$3,607	$(10,342)	$(7,622)
Foreign	(1,354)	(7,603)	(19,325)
Income (loss) from continuing operations before provision for income taxes	$2,253	$(17,945)	$(26,947)

The provision for (benefit from) income taxes from continuing operations were as follows:

	Year ended December 31,
	2015	2014	2013
Current tax provision (benefit):
U.S. Federal	$—	$(1,712)	$(81)
State and local	18	(550)	126
Foreign	439	205	79
Total current provision for (benefit from) income taxes	457	(2,057)	124
Deferred tax provision (benefit):
U.S. Federal	—	—	—
State and local	—	—	—
Foreign	189	(102)	3,140
Total deferred provision for (benefit from) income taxes	189	(102)	3,140
Total provision for (benefit from) income taxes from continuing operations	$646	$(2,159)	$3,264

Tax Rate Reconciliation

The effective tax rates for the years ended December 31, 2015, 2014 and 2013 were 28.7%, 12.0% and negative 12.1%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% due to state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, variations from the U.S. Federal statutory rate in foreign jurisdictions, taxes on repatriations of foreign profits, and non-deductible expenses. The effect of state tax rate changes in 2015 on deferred tax assets was offset by an increase in valuation allowance and has no net impact on effective tax rate.

The following is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2015, 2014 and 2013 to the U.S. Federal statutory rate of 35%:

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	Year ended December 31,
	2015	2014	2013
Provision for (benefit from) continuing operations at Federal statutory rate of 35%	$787	$(6,281)	$(9,431)
State income taxes, net of Federal income tax effect	11	(357)	(2)
Change in valuation allowance	447	(3,427)	7,949
Taxes related to foreign income	2,140	5,628	949
Effect of state tax rate changes on deferred tax assets	(6,834)	—	—
Nondeductible expenses	1,375	2,446	2,524
Others	2,720	(168)	1,275
Provision for (benefit from) income taxes	$646	$(2,159)	$3,264

Deferred Taxes Assets (Liabilities)

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. As of December 31, 2015 the Company adopted Accounting Standards Update ("ASU") No. 2015-17, "Balance Sheet Classification of Deferred Taxes" on a prospective basis, which required that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. Accordingly, net deferred tax assets as of December 31, 2015 have been classified as non-current and as of December 31, 2014 were classified in other current assets and other assets in the accompanying Consolidated Balance Sheets. Significant temporary differences at December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015	2014
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$122	$124
Property and equipment	321	2,152
Goodwill and intangibles	5,381	7,825
Accrued compensation	2,666	5,506
Accrued liabilities and other	3,244	3,582
Tax loss carry-forwards	154,028	146,644
Deferred tax assets (liabilities) gross, total	165,762	165,833
Valuation allowance	(159,298)	(158,851)
Deferred tax assets (liabilities), net of valuation allowance, total	$6,464	$6,982

Net Operating Losses (“NOLs”) and Valuation Allowance

At December 31, 2015, the Company had net NOLs for U.S. Federal tax purposes of approximately $314,463. This total includes approximately $16,584 of tax losses that were not absorbed by Monster Worldwide, Inc. ("Monster") on its consolidated U.S. Federal tax returns through the spin off of the Company on April 1, 2003. NOLs expire at various dates through 2035. The NOL balance does not include a deduction in the amount of $5,222 attributable to stock options and restricted stock until such time as the Company recognizes the deferred tax asset associated with such deduction. The Company's utilization of NOLs is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which may limit our ability to utilize all of the existing NOLs before the expiration dates. As of December 31, 2015, certain international subsidiaries had NOLs for local tax purposes of $100,978. With the exception of $95,908 of NOLs with an indefinite carry forward period as of December 31, 2015, these losses will expire at various dates through 2035, with $112 scheduled to expire during 2016.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and projected future taxable income. As of

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

December 31, 2015, $150,832 of the valuation allowance relates to the deferred tax asset for NOLs, $125,785 of which is U.S. Federal and state, and $25,047 of which is foreign, that management has determined will more likely than not expire prior to realization. The remaining valuation allowance of $8,466 relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company's U.S. and foreign tax losses.
Uncertain Tax Positions
As of December 31, 2015 and 2014, the Company's unrecognized tax benefits, including interest and penalties, which would lower the Company’s annual effective income tax rate if recognized in the future, were as follows:

	As of December 31,
	2015	2014
Gross unrecognized tax benefits excluding interest and penalties	$2,190	$2,634
Less: amount presented as a reduction to a deferred tax asset	447	791
Unrecognized tax benefits, excluding interest and penalties	$1,743	$1,843
Accrued interest and penalties	536	554
Total unrecognized tax benefits that would impact the effective tax rate	$2,279	$2,397

The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits, exclusive of interest and penalties:

Balance at January 1, 2015	$2,634
Additions based on tax positions related to the current year	148
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	(385)
Currency Translation	(207)
Balance at December 31, 2015	$2,190
Estimated interest and penalties classified as part of the provision for income taxes in the Company’s Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year ended December 31,
	2015	2014	2013
Expense for (benefit of) estimated interest and penalties related to unrecognized tax benefits	$50	$(150)	$108
Based on information available as of December 31, 2015, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $200 to $400 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or the statutes of limitations for those years when the NOLs are used or expire. As of December 31, 2015, the Company's open tax years remain subject to examination by the relevant tax authorities and currently under income tax examination were principally as follows:

Year
Earliest tax years remain subject to examination by the relevant tax authorities:
U.S. Federal	2012
Other U.S. state and local jurisdictions	2011
U.K.	2014
Australia	2011
Majority of other foreign jurisdictions	2010
The Company believes that its tax reserves are adequate for all years subject to examination above.

NOTE 8 – EARNINGS (LOSS) PER SHARE
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations were as follows:

	Year Ended
	December 31,
	2015	2014	2013
Earnings (loss) per share ("EPS"):
EPS - basic and diluted
Income (loss) from continuing operations	$0.05	$(0.48)	$(0.93)
Income (loss) from discontinued operations	0.02	0.08	(0.01)
Net income (loss)	$0.07	$(0.40)	$(0.94)
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$1,607	$(15,786)	$(30,211)
Income (loss) from discontinued operations, net of income taxes	722	2,592	(184)
Net income (loss)	$2,329	$(13,194)	$(30,395)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	33,869	32,843	32,493
Common stock equivalents: stock options and other stock-based awards (a)	215	—	—
Weighted average number of common stock outstanding - diluted	34,084	32,843	32,493

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the years ended December 31, 2015, 2014 and 2013 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive or market conditions have not been achieved:

	Year Ended
	December 31,
	2015	2014	2013
Unvested restricted stock	350,000	803,999	997,802
Unvested restricted stock units	—	119,940	115,869
Stock options	206,000	756,800	800,350
Total	556,000	1,680,739	1,914,021

NOTE 9 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014 was as follows:

	As of December 31,
	2015	2014
Included under the caption "Other assets":
Collateral accounts	$229	$618
Rental deposits	480	802
Total amount under the caption "Other assets":	$709	$1,420
Included under the caption "Prepaid and other":
Client guarantees	$118	$52
Other	110	123
Total amount under the caption "Prepaid and other"	$228	$175
Total restricted cash	$937	$1,595

Collateral accounts primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy. The rental deposits with banks include amounts held as guarantees from subtenants in the U.K. Client guarantees were held in banks in Belgium as deposits for various client projects. Other primarily includes bank guarantee for licensing in Switzerland.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 10 – PROPERTY AND EQUIPMENT, NET
As of December 31, 2015 and 2014, property and equipment, net were as follows:

	As of December 31,
	2015	2014
Computer equipment	$5,911	$8,806
Furniture and equipment	2,668	5,352
Capitalized software costs	17,946	25,228
Leasehold and building improvements	15,522	21,368
	42,047	60,754
Less: accumulated depreciation and amortization	34,119	50,914
Property and equipment, net	$7,928	$9,840

The Company had expenditures of approximately $513 and $1,006 for acquired property and equipment, mainly consisting of software development, fixtures, computer equipment and leasehold improvements, which had not been placed in service as of December 31, 2015 and 2014, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Impairment of Long-Lived Assets

During the fourth quarter of 2015, the Company experienced continued declines in the operating results of certain markets. These events were deemed to be triggering events that required the Company to perform an impairment assessment with respect to long-lived assets, primarily property and equipment. With respect to these long-lived assets, the Company estimated future cash flows over their expected life, and determined whether, on an undiscounted basis, the expected cash flows exceeded their carrying value. When the assets' carrying amount exceeds their fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the assets. The fair values of long-lived assets are based on the Company's own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. These measurements are classified as Level 3 within the fair value hierarchy. The impairment assessment indicated the Company's long-lived assets were not impaired.
Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Consolidated Balance Sheets as of December 31, 2015 and 2014. A summary of the Company’s equipment acquired under capital lease agreements was as follows:

	As of December 31,
	2015	2014
Capital lease obligation, current	$62	$77
Capital lease obligation, non-current	$229	$348

The Company acquired $0 and $557 of property and equipment under capital lease agreements for the years ended December 31, 2015 and 2014, respectively. Capital expenditures for the year ended December 31, 2014 included $1,221 of landlord-funded tenant improvements for the Company's leased properties in Australia.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 11 – GOODWILL

The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption of Other Assets in the accompanying Condensed Consolidated Balance Sheets, for the years ended December 31, 2015 and 2014. The goodwill is related to the Company’s acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

	Carrying Value
	2015	2014
Goodwill, January 1,	$2,029	$2,078
Currency translation	(91)	(49)
Goodwill, December 31,	$1,938	$2,029

On October 1, 2015 and 2014, the Company applied ASU 2011-08, “Testing Goodwill for Impairment” and performed quantitative and qualitative assessments, respectively, to determine whether it was more likely than not that the fair value of its China reporting unit was less than its carrying value. At the conclusion of its assessment, the Company determined the fair value of the reporting unit substantially exceeds its carrying value. As such, the Company determined that no impairment of goodwill had taken place. During the fourth quarter of 2015, the Company performed additional assessment with respect to goodwill and noted no negative triggering events. At the conclusion of its assessment, the Company determined that no impairment of goodwill existed in its China reporting unit as of December 31, 2015.

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2015 and 2014, the Company's accrued expenses and other current liabilities consisted of the following:

	December 31,
	2015	2014
Salaries, commissions and benefits	$23,684	$34,390
Sales, use and income taxes	6,096	8,492
Fees for professional services	1,760	1,912
Rent	1,218	1,519
Deferred revenue	1,722	1,167
Other accruals	5,864	6,585
Total accrued expenses and other liabilities	$40,344	$54,065

NOTE 13 – BUSINESS REORGANIZATION EXPENSES

The Company initiated and executed certain strategic actions requiring business reorganization expenses ("2015 Exit Plan"). Business exit costs associated with the 2015 Exit Plan primarily consisted of employee termination benefits, lease termination payments and costs for elimination of contracts for certain discontinued services and locations.

The Board previously approved other reorganization plans through 2014 (“Previous Plans”) to streamline the Company’s support operations and included actions to reduce support functions to match them to the scale of the business, to exit underutilized properties and to eliminate contracts for certain discontinued services. These actions resulted in costs for lease termination payments, employee termination benefits and contract cancellations.

For the year ended December 31, 2015, restructuring charges associated with these initiatives primarily included employee separation costs for 63 positions in Europe and the Americas and lease termination payments for rationalized offices in the U.S. and Europe under the 2015 Exit Plan and Previous Plans.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Business reorganization expenses from continuing operations for the years ended December 31, 2015, 2014 and 2013 for the 2015 Exit Plan and the Previous Plans, collectively, were as follows:

	Year Ended December 31,
	2015	2014	2013
Business reorganization expenses from continuing operations
Previous Plans	$3,768	$3,789	$5,440
2015 Plan	2,060	—	—
Total business reorganization expenses from continuing operations	$5,828	$3,789	$5,440

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered during the year ended December 31, 2015. The amounts for Changes in Estimate and Additional Charges are classified as business reorganization expenses in the Company’s Consolidated Statements of Operations. Amounts in the “Payments” column represent primarily the cash payments associated with the reorganization plans. Changes in the accrued business reorganization expenses for the year ended December 31, 2015 were as follows:

	December 31, 2014	Changes in Estimate	Additional Charges	Payments	December 31, 2015
Lease termination payments	$1,992	$790	$1,877	$(1,689)	$2,970
Employee termination benefits	1,772	(48)	2,157	(2,695)	1,186
Other associated costs	—	147	905	(844)	208
Total	$3,764	$889	$4,939	$(5,228)	$4,364

Lease Termination Payments

The business reorganization expenses incurred for lease termination for the years ended December 31, 2015, 2014 and 2013 by segment were as follows:

Lease termination payments for the year ended December 31,	Hudson	Hudson	Hudson
	Americas	Asia Pacific	Europe	Corporate	Total
2015	$503	$625	$1,358	$181	$2,667
2014	$91	$771	$40	$—	$902
2013	$(22)	$445	$713	$—	$1,136

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Employee Termination Benefits

The business reorganization expenses incurred for employee termination benefits for the years ended December 31, 2015, 2014 and 2013 by segment were as follows:

Employee termination benefits for the year ended December 31,	Hudson	Hudson	Hudson
	Americas	Asia Pacific	Europe	Corporate	Total
2015	$350	$(2)	$792	$969	$2,109
2014	$3	$510	$1,285	$967	$2,765
2013	$470	$505	$2,120	$790	$3,885

Other Associated Costs

Other associated business reorganization expenses incurred for contract cancellation costs and other professional fees for the years ended December 31, 2015, 2014 and 2013 by segment were as follows:

Other Associated Costs for the year ended December 31,	Hudson	Hudson	Hudson
	Americas	Asia Pacific	Europe	Corporate	Total
2015	$255	$47	$733	$17	$1,052
2014	$—	$40	$82	$—	$122
2013	$—	$37	$381	$—	$418

14 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under operating leases that expire at various dates through 2027. Some of the operating leases provide for increasing rents over the term of the lease. Total rent expense under these leases is recognized ratably over the lease terms. As of December 31, 2015, future minimum lease commitments under non-cancelable operating leases, which will be expensed as primarily in office and general expenses, were as follows:

2016	$17,476
2017	13,717
2018	12,150
2019	8,940
2020	5,443
Thereafter	2,584
$60,310

Rent and related expenses for operating leases of facilities and equipment recorded under the caption “Office and general” in the accompanying Consolidated Statements of Operations were $11,091, $14,834, and $16,801 for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum lease commitments have not been offset by expected future minimum sublease rental income of $5,506, due in the future through 2020 under subleases with third parties. Commitments and sublease rentals based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2015.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The current portion of asset retirement obligations are included under the caption “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets. The non-current portion of asset retirement obligations are included under the caption “Other non-current liabilities” in the Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Consolidated Balance Sheets as of December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015	2014
Current portion of asset retirement obligations	$142	$25
Non-current portion of asset retirement obligations	1,820	2,436
Total asset retirement obligations	$1,962	$2,461
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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $109 and $376 as of December 31, 2015 and 2014, respectively.
Potential Costs Associated with Termination
The Company has incurred compensation and benefits obligations to its former Chairman and Chief Executive Officer, Manuel Marquez, under his employment agreement in connection with the Company providing Mr. Marquez notice of non-renewal of his employment agreement, which is treated as a termination of his employment without cause. The Company has accrued $665 as of December 31, 2015 in connection with compensation and benefits Mr. Marquez is entitled to upon a termination without cause. Mr. Marquez does not agree with this treatment of compensation and benefits under his employment agreement and, on August 13, 2015, filed an arbitration claim against the Company for additional amounts of up to approximately $2,000. The Company does not agree with Mr. Marquez’s interpretation of the employment agreement and intends to vigorously defend against such claim for additional amounts.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 15 – CREDIT AGREEMENTS

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary (“U.K. Borrower”) entered into a receivables finance agreement for an asset-based lending funding facility (the “Lloyds Agreement”) with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, “Lloyds”). The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $22,104 (£15,000). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower. The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $17,683 (£12,000) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the U.K. operation ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $4,421 (£3,000) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from the permanent recruitment. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post tax profits; and (4) at the end of each month, there must be a minimum excess availability of $2,947 (£2,000).
The details of the Lloyds Agreement as of December 31, 2015 were as follows:

December 31, 2015
Borrowing capacity	$7,202
Less: outstanding borrowing	—
Additional borrowing availability	$7,202
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of December 31, 2015.

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

Facility Agreement with National Australia Bank Limited

On October 30, 2015, Hudson Global Resources (Aust) Pty Limited (“Hudson Australia”) and Hudson Global Resources (NZ) Limited (“Hudson New Zealand”), both subsidiaries of Hudson Global, Inc., entered into a Finance Agreement, dated as of October 27, 2015 (the “Finance Agreement”), with National Australia Bank Limited (“NAB”), a NAB Corporate Receivables Facility Agreement, dated as of October 27, 2015 (the “Australian Receivables Agreement”), with NAB and a BNZ Corporate Receivables Facility Agreement, dated as of October 27, 2015 (the “New Zealand Receivables Agreement”), with Bank of New Zealand (“BNZ”).

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The Finance Agreement provides a bank guarantee facility of up to $2,186 (AUD3,000) for Hudson Australia and Hudson New Zealand. The Finance Agreement matures and becomes due and payable on October 27, 2018. A fee equal to 1.5% per annum will be charged on each bank guarantee issued under the Finance Agreement. The Finance Agreement bears a fee, payable semiannually in arrears, equal to 0.3% per annum of NAB’s commitment under the Finance Agreement.

The Australian Receivables Agreement provides a receivables facility of up to $18,218 (AUD25,000) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $2,915 (AUD4,000) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 (AUD6) per month.

The New Zealand Receivables Agreement provides a receivables facility of up to $3,417 (NZD5,000) for Hudson New Zealand, which is based on an agreed percentage of eligible accounts receivable. The New Zealand Receivables Agreement does not have a stated maturity date and can be terminated by Hudson New Zealand or BNZ upon 90 days written notice. Borrowings under the New Zealand Receivables Agreement may be made with an interest rate based on a market rate. The New Zealand Receivables Agreement bears a fee, payable monthly in advance, equal to $1 (NZD1) per month.

The details of the NAB Finance Agreement as of December 31, 2015 were as follows:

December 31, 2015
Finance Agreement:
Borrowing capacity	$2,186
Less: outstanding borrowing	—
Additional borrowing availability	$2,186
Interest rates on outstanding borrowing	2.10%

Australian Receivables Agreement:
Borrowing capacity	$12,755
Less: outstanding borrowing	(2,368)
Additional borrowing availability	$10,387
Interest rates on outstanding borrowing	3.60%

New Zealand Receivables Agreement:
Borrowing capacity	$1,688
Less: outstanding borrowing	—
Additional borrowing availability	$1,688
Interest rates on outstanding borrowing	4.88%

Amounts owing under the Finance Agreement, the Australian Receivables Agreement and the New Zealand Receivables Agreement are secured by substantially all of the assets of Hudson Australia and Hudson New Zealand. Each of the Finance Agreement, the Australian Receivables Agreement and the New Zealand Receivables Agreement contains various restrictions and covenants applicable to the Obligors, including: a requirement that the Obligors maintain (1) a minimum Fixed Charge Coverage Ratio (as defined in the NAB Facility Agreement) of 1.50x as of the last day of each calendar quarter; and (2) a minimum Receivables Ratio (as defined by the NAB Facility Agreement) of 1.20x.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2015.

Credit Agreement with Westpac Banking Corporation

Upon entering into the Finance agreement with NAB on October 30, 2015, the Company exercised its right to terminate its credit agreement with WestPac Banking Corp ("Westpac"). As of December 31, 2015 the only remaining obligation under the Westpac credit agreement was $1,765 of financial guarantees. The outstanding financial guarantees will be transferred to the NAB Finance Agreement in 2016.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. The Belgium subsidiary had a $1,086 (€1,000) overdraft facility as of December 31, 2015. Borrowings under the Belgium lending arrangement may be made using an interest rate based on the one month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.75% as of December 31, 2015. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $141 (SGD200) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, which was 6.0% on December 31, 2015. The Singapore overdraft facility expires annually each August but can be renewed for one year periods at that time. The outstanding borrowings under the Belgium and Singapore lending agreements were $0 as of December 31, 2015.
The average monthly outstanding borrowings for the credit agreements above was $3,989 for the year ended December 31, 2015. The weighted average interest rate on all outstanding borrowings for the year ended December 31, 2015 was 3.42%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 16 – STOCKHOLDERS' EQUITY

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. Through December 31, 2015, the Company had repurchased 527,634 shares in the open market for a total cost of $1,386.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	December 31,
	2015	2014
Foreign currency translation adjustments	$10,159	$13,485
Pension plan obligations	133	128
Accumulated other comprehensive income (loss)	$10,292	$13,613

As a result of the sale of the Netherlands business and substantially complete liquidation of certain foreign owned entities, the net foreign currency translation loss transferred from accumulated other comprehensive income and included in determining net income (loss) was $450 for year ended December 31, 2015. No such adjustment was recorded in the prior year. See Note 3 and 4 regarding the substantially complete liquidation of certain foreign owned entities and the sale of the Netherlands business.

For the years ended December 31, 2015 and 2014, the amounts of accumulated other comprehensive income (loss), which primarily pertained to pension plan obligations, were $19 and $0, respectively, and reclassified to the Consolidated Statement of Operations under the caption "Salaries and related" expenses.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 18 – SHELF REGISTRATION AND STOCKHOLDER RIGHTS PLAN
Acquisition Shelf Registration Statement
The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of December 31, 2015, all of the 1,350,000 shares were available for issuance.

Stockholder Rights Plan

On February 5, 2005, the Board adopted a Rights Agreement between the Company and a rights agent (the "2005 Rights Agreement") and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was paid upon the close of business on February 28, 2005 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 (“Preferred Shares”), of the Company, at a price of $8.50 per one one-hundredth of a Preferred Share, subject to adjustment. On January 15, 2015, the Board approved an amendment and restatement of the 2005 Rights Agreement by adopting an Amended and Restated Rights Agreement (the “Rights Agreement”) between the Company and a rights agent. The Board adopted the Rights Agreement in an effort to protect stockholder value by attempting to diminish the risk that the Company’s ability to use its net operating losses (“NOLs”) to reduce potential future federal income tax obligations may become substantially limited. If any person becomes a 4.99% or more stockholder of the Company, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Right's then current exercise price, a number of shares of common stock of the Company or of the acquirer having a market value at the time of twice the Right's per share exercise price. The Company's Board of Directors may redeem the Rights for $0.001 per Right at any time prior to the time when the Rights become exercisable. The Rights will expire on the earliest of (i) January 15, 2018, (ii) the time at which the Rights are redeemed as described above, (iii) the time at which the Rights are exchanged as described in the Rights Agreement, (iv) the repeal of Section 382 of the Internal Revenue Code if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s NOLs, and (v) the beginning of a taxable year of the Company to which the Board determines that no NOLs may be carried forward.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 19 – SEGMENT AND GEOGRAPHIC DATA
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

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2015
Revenue, from external customers	$28,627	$219,391	$215,179	$—	$—	$463,197
Inter-segment revenue	41	—	498	—	(539)	—
Total revenue	$28,668	$219,391	$215,677	$—	$(539)	$463,197
Gross margin, from external customers	$16,111	$89,682	$81,917	$—	$—	$187,710
Inter-segment gross margin	25	(477)	451	—	1	—
Total gross margin	$16,136	$89,205	$82,368	$—	$1	$187,710
Gain (loss) on sale and exit of businesses	$15,918	$—	$3,919	$—	$—	$19,837
Business reorganization expenses (recovery)	$1,108	$669	$2,883	$1,168	$—	$5,828
Impairment of long-lived assets	$—	$—	$—	$—	$—	$—
EBITDA (loss) (a)	$13,354	$2,851	$(207)	$(9,178)	$—	$6,820
Depreciation and amortization	604	1,951	802	488	—	3,845
Intercompany interest income (expense), net	—	—	(526)	526	—	—
Interest income (expense), net	(342)	(276)	(94)	(10)	—	(722)
Income (loss) from continuing operations before income taxes	$12,408	$624	$(1,629)	$(9,150)	$—	$2,253
Provision for (benefit from) income taxes	$58	$776	$(176)	$(12)	$—	$646
As of December 31, 2015
Accounts receivable, net	$3,155	$29,824	$29,441	$—	$—	$62,420
Long-lived assets, net of accumulated depreciation and amortization	$36	$7,382	$1,859	$674	$—	$9,951
Total assets	$7,766	$49,246	$53,557	$14,380	$—	$124,949

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2014
Revenue, from external customers	$50,146	$246,873	$284,173	$—	$—	$581,192
Inter-segment revenue	60	—	198	—	(258)	—
Total revenue	$50,206	$246,873	$284,371	$—	$(258)	$581,192
Gross margin, from external customers	$20,757	$93,014	$109,074	$—	$—	$222,845
Inter-segment gross margin	35	(143)	108	—	—	—
Total gross margin	$20,792	$92,871	$109,182	$—	$—	$222,845
Gain (loss) on sale and exit of businesses	$—	$—	$—	$—	$—	$—
Business reorganization expenses (recovery)	$94	$1,322	$1,407	$966	$—	$3,789
Impairment of long-lived assets	$—	$314	$348	$—	$—	$662
EBITDA (loss) (a)	$117	$(890)	$(1,187)	$(9,765)	$—	$(11,725)
Depreciation and amortization	485	3,287	1,247	540	—	5,559
Intercompany interest income (expense), net	—	—	(439)	439	—	—
Interest income (expense), net	(90)	(199)	(37)	(335)	—	(661)
Income (loss) from continuing operations before income taxes	$(458)	$(4,376)	$(2,910)	$(10,201)	$—	$(17,945)
Provision for (benefit from) income taxes	(2,201)	11	35	(4)		(2,159)
As of December 31, 2014
Accounts receivable, net	$6,695	$26,745	$40,639	$—	$—	$74,079
Long-lived assets, net of accumulated depreciation and amortization	$860	$8,227	$2,171	$584	$—	$11,842
Total assets	$10,553	$54,141	$65,105	$9,873	$—	$139,672

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2013
Revenue, from external customers	$51,857	$232,748	$277,967	$—	$—	$562,572
Inter-segment revenue	(2)	—	107	—	(105)	—
Total revenue	$51,855	$232,748	$278,074	$—	$(105)	$562,572
Gross margin, from external customers	$18,692	$87,162	$103,575	$—	$—	$209,429
Inter-segment gross margin	(4)	(71)	87	—	(12)	—
Total gross margin	$18,688	$87,091	$103,662	$—	$(12)	$209,429
Gain (loss) on sale and exit of businesses	$—	$—	$—	$—	$—	$—
Business reorganization expenses (recovery)	$448	$989	$3,214	$789	$—	$5,440
Impairment of long-lived assets	$—	$257	$1,079	$—	$—	$1,336
EBITDA (loss) (a)	$(717)	$(3,227)	$(9,197)	$(7,330)	$—	$(20,471)
Depreciation and amortization	494	3,192	1,592	644	—	5,922
Intercompany interest income (expense), net	—	(1,254)	(532)	1,784	2	—
Interest income (expense), net	16	(183)	27	(414)	—	(554)
Income (loss) from continuing operations before income taxes	$(1,195)	$(7,856)	$(11,294)	$(6,604)	$2	$(26,947)
Provision for (benefit from) income taxes	$61	$3,489	$(415)	$129	$—	$3,264
As of December 31, 2013
Accounts receivable, net	$5,923	$24,647	$45,897	$—	$—	$76,467
Long-lived assets, net of accumulated depreciation and amortization	$604	$9,179	$3,494	$763	$—	$14,040
Total assets	$18,338	$55,234	$74,877	$10,380	$—	$158,829

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

Geographic Data Reporting
A summary of revenues for the years ended December 31, 2015, 2014 and 2013 and long-lived assets and net assets by geographic area as of December 31, 2015, 2014 and 2013 were as follows:

Information by geographic region	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For the Year Ended December 31, 2015
Revenue (a)	$154,931	$159,539	$27,965	$60,248	$59,852	$662	$463,197
For the Year Ended December 31, 2014
Revenue (a)	$181,155	$184,853	$49,375	$103,018	$62,020	$771	$581,192
For the Year Ended December 31, 2013
Revenue (a)	$180,084	$169,998	$50,859	$97,883	$62,750	$998	$562,572
As of December 31, 2015
Long-lived assets, net (b)	$1,707	$4,115	$718	$144	$3,267	$—	$9,951
Net assets	$17,371	$9,920	$13,467	$7,176	$13,261	$(15)	$61,180
As of December 31, 2014
Long-lived assets, net (b)	$1,834	$5,404	$1,429	$330	$2,822	$23	$11,842
Net assets	$18,894	$13,913	$7,255	$9,366	$9,772	$57	$59,257
As of December 31, 2013
Long-lived assets, net (b)	$2,891	$5,838	$1,337	$594	$3,341	$39	$14,040
Net assets	$21,479	$18,938	$15,819	$7,169	$10,791	$189	$74,385

(a)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b)	Comprised of property and equipment and goodwill, net of accumulated depreciation and amortization. Corporate assets are included in the United States.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For The Year Ended December 31, 2015
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue	$124,317	$122,743	$110,028	$106,109
Gross margin	$47,904	$50,222	$45,145	$44,439
Operating income (loss)	$(6,716)	$13,643	$(3,826)	$140
Income (loss) from continuing operations	$(6,654)	$12,774	$(2,029)	$(2,484)
Income (loss) from discontinued operations	$(184)	$1,103	$(55)	$(142)
Net income (loss)	$(6,838)	$13,877	$(2,084)	$(2,626)
Basic and diluted earnings (loss) per share from continuing operations	$(0.20)	$0.38	$(0.06)	$(0.07)
Basic and diluted earnings (loss) per share from discontinued operations	$(0.01)	$0.03	$—	$—
Basic and diluted earnings (loss) per share	$(0.21)	$0.41	$(0.06)	$(0.08)
Basic weighted average shares outstanding (in thousands)	33,053	33,525	34,687	34,274
Diluted weighted average shares outstanding (in thousands)	33,053	34,007	34,687	34,274
Common stock equivalents and outstanding stock options excluded from the calculation of diluted earnings (loss) per share (in thousands)	1,903	979	1,124	886

	For The Year Ended December 31, 2014
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue	$144,167	$151,070	$149,278	$136,677
Gross margin	$54,029	$59,871	$55,687	$53,258
Operating income (loss)	$(3,374)	$(2,865)	$(5,113)	$(6,134)
Income (loss) from continuing operations	$(4,112)	$(3,565)	$(4,570)	$(3,539)
Income (loss) from discontinued operations	$(432)	$(809)	$(2,449)	$6,282
Net income (loss)	$(4,544)	$(4,374)	$(7,019)	$2,743
Basic and diluted earnings (loss) per share from continuing operations	$(0.13)	$(0.11)	$(0.14)	$(0.11)
Basic and diluted earnings (loss) per share from discontinued operations	$(0.01)	$(0.02)	$(0.07)	$0.19
Basic and diluted earnings (loss) per share	$(0.14)	$(0.13)	$(0.21)	$0.08
Basic and diluted weighted average shares outstanding (in thousands)	32,641	32,752	32,910	32,995
Common stock equivalents and outstanding stock options excluded from the calculation of diluted earnings (loss) per share (in thousands)	1,274	1,207	1,176	1,681

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Management's Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management's Annual Report on Internal Control Over Financial Reporting.”

Report of Independent Registered Public Accounting Firm

The audit report required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and a Code of Ethics for the Chief Executive Officer and the Senior Financial and Accounting Officers. We have posted a copy of the Code of Business Conduct and Ethics and the Code of Ethics on our website at www.hudson.com. The Code of Business Conduct and Ethics and the Code of Ethics are also available in print to any stockholder who requests them in writing from the Corporate Secretary at 1325 Avenue of the Americas, 12th Floor, New York, New York 10019. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Ethics by posting such information on our website at www.hudson.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Policies and Practices and Risk.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the caption “Principal Stockholders.”

Equity Compensation Plan Information

The following table presents information on the Company's equity compensation plans as of December 31, 2015.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)

	A	B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	156,000	$9.94	—	(1)
2009 Incentive Stock and Awards Plan	50,000	2.49	792,326	(1)
Employee Stock Purchase Plan	—	—	116,329	(2)
Total	206,000	$8.13	908,655

(1)	Excludes 680,000 shares of unvested restricted common stock previously issued under the Hudson Global, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.

(2)	The Company suspended the Hudson Global, Inc. Employee Stock Purchase Plan effective January 1, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

HUDSON GLOBAL, INC.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating expenses:
Selling, general and administrative expenses	$13,327	$16,948	$15,953
Depreciation and amortization	488	541	645
Business reorganization expenses	1,168	967	790
Operating loss	(14,983)	(18,456)	(17,388)
Other income (expense):
Interest, net	516	103	105
Corporate costs allocation and other, net	5,318	8,150	9,412
Income (loss) from parent before provision for income taxes	(9,149)	(10,203)	(7,871)
Provision for (benefit from) income taxes for parent company	(12)	(4)	2
Equity in earnings (losses) of subsidiaries, net of income taxes	11,466	(2,995)	(22,522)
Net income (loss)	$2,329	$(13,194)	$(30,395)

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
(in thousands)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$13,025	$7,006
Prepaid and other	196	1,366
Total current assets	13,221	8,372
Property and equipment, net	674	584
Investment in and advances to/from subsidiaries	50,770	54,785
Other assets	485	917
Total assets	$65,150	$64,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,494	$4,937
Total current liabilities	3,494	4,937
Other non-current liabilities	476	464
Total liabilities	3,970	5,401
Stockholders’ equity	61,180	59,257
Total liabilities and stockholders' equity	$65,150	$64,658

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,329	$(13,194)	$(30,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividends received from subsidiaries	7,468	—	2,341
Non-cash (income) losses from subsidiaries, net of taxes	(11,466)	2,995	22,522
Depreciation and amortization	488	541	645
Stock-based compensation	637	405	953
Other, net	—	248	368
Changes in operating assets and liabilities:
(Increase) decrease in prepaid and other assets	1,921	(744)	144
(Increase) decrease in due from subsidiaries	14,503	11,910	10,409
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,269)	837	(1,597)
Increase (decrease) in accrued business reorganization expenses	(120)	793	134
Net cash provided by (used in) operating activities	14,491	3,791	5,524
Cash flows from investing activities:
Capital expenditures	(897)	—	(368)
Advances to and investments in subsidiaries, net	(5,945)	(4,126)	(6,673)
Net cash provided by (used in) investing activities	(6,842)	(4,126)	(7,041)
Cash flows from financing activities:
Borrowings under credit facility	—	22,081	514
Repayments under credit facility	—	(22,081)	(514)
Purchase of treasury stock	(1,386)	—	—
Purchase of restricted stock from employees	(244)	(129)	(488)
Net cash provided by (used in) financing activities	(1,630)	(129)	(488)
Net increase (decrease) in cash and cash equivalents	6,019	(464)	(2,005)
Cash and cash equivalents, beginning of the period	7,006	7,470	9,475
Cash and cash equivalents, end of the period	$13,025	$7,006	$7,470

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands)

NOTE 1 - BASIS OF PRESENTATION

Hudson Global, Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business through its subsidiaries. As specified in certain of its subsidiaries' credit agreements in the U.K., Australia and New Zealand, there are restrictions on the Parent Company's ability to obtain funds from certain of its subsidiaries through dividends, intercompany expenses or interest (refer to Note 15, “Credit Agreements”, to the Company's Consolidated Financial Statements). As of December 31, 2015, the Company was in a stockholders' equity position of $61,180, and approximately $24,226 constituted restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X. The restricted net assets of the Company's subsidiaries exceeded 25% of the consolidated net assets of the Company and its subsidiaries, thus requiring this Schedule I, “Condensed Financial Information of the Registrant.” Accordingly, the results of operations and cash flows for the years ended December 31, 2015, 2014 and 2013, and the balance sheets as of December 31, 2015 and 2014 have been presented on a “Parent-only” basis. In these statements, the Company's investments in its consolidated subsidiaries are presented under the equity method of accounting. The Parent-only financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements included elsewhere herein.

NOTE 2 - DIVIDENDS RECEIVED

The Company received dividends of $7,468, $0 and $2,341 in 2015, 2014 and 2013, respectively, from its consolidated subsidiaries.

NOTE 3 - CREDIT AGREEMENTS
Several of the Company's subsidiaries have credit agreements with lenders. Borrowings under the credit agreements are based on an agreed percentage of eligible accounts receivable. Refer to Note 15, “Credit Agreements” to the Company's Consolidated Financial Statements for further details.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs/Expenses	Deductions	End
Descriptions	of Period	(Recoveries)	Other	of Period
2013
Allowance for Doubtful Accounts	$1,174	(13)	53	$1,108
Deferred tax assets-valuation allowance	$154,329	8,225	276	$162,278
2014
Allowance for Doubtful Accounts	$1,108	97	219	$986
Deferred tax assets-valuation allowance	$162,278	243	3,670	$158,851
2015
Allowance for Doubtful Accounts	$986	178	304	$860
Deferred tax assets-valuation allowance	$158,851	3,488	3,041	$159,298

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Chief Executive Officer
(Principal Executive Officer)
Date:	March 3, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN A. NOLAN	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2016
Stephen A. Nolan

/s/ PATRICK LYONS	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2016
Patrick Lyons

/s/ JEFFREY E. EBERWEIN	Chairman	March 3, 2016
Jeffrey E. Eberwein

/s/ ALAN L. BAZAAR	Director	March 3, 2016
Alan L. Bazaar

/s/ RICHARD K. COLEMAN, JR.	Director	March 3, 2016
Richard K. Coleman, Jr.

/s/ IAN V. NASH	Director	March 3, 2016
Ian V. Nash

HUDSON GLOBAL, INC.
FORM 10-K
EXHIBIT INDEX

Exhibit Number	Exhibit Description
(2.1)
Purchase and Sale Agreement, dated as of November 7, 2014, by and among Document Technologies, LLC, DTI of London Limited, Hudson Global, Inc., Hudson Global Resources Management, Inc. and Hudson Global Resources Limited (incorporated by reference to Exhibit 2.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated November 13, 2014 (File No. 0-50129)).

(2.2)
Asset Purchase Agreement, dated as of May 8, 2015, by and among Hudson Global, Inc., Hudson Global Resources Management, Inc. and Mastech, Inc. (incorporated by reference to Exhibit 2.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated May 8, 2015 (File No. 0-50129)).

(3.1)
Amended and Restated Certificate of Incorporation of Hudson Global, Inc. (incorporated by reference to Exhibit 3.2 to Hudson Global, Inc.'s Current Report on Form 8-K dated June 15, 2015 (File No. 0-50129)).

(3.2)
Certificate of Designations of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated February 2, 2005 (File No. 0-50129)).

(3.3)	Amended and Restated By-laws of Hudson Global, Inc. (incorporated by reference to Exhibit 3.4 to Hudson Global, Inc.'s Current Report on Form 8-K dated June 15, 2015 (File No. 0-50129)).
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

(4.3)
Finance Agreement, dated as of October 27, 2015, among Hudson Global Resources (Aust) Pty Limited, Hudson Global Resources (NZ) Limited, and National Australia Bank Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated October 30, 2015 (File No. 0-50129)).

(4.4)
NAB Corporate Receivables Facility Agreement, dated as of October 27, 2015, among Hudson Global Resources (Aust) Pty Limited, Hudson Global Resources (NZ) Limited, and National Australia Bank Limited (incorporated by reference to Exhibit 4.2 to Hudson Global, Inc.'s Current Report on Form 8-K dated October 30, 2015 (File No. 0-50129)).

(4.5)
BNZ Corporate Receivables Facility Agreement, dated as of October 27, 2015, among Hudson Global Resources (NZ) Limited, Hudson Global Resources (Aust) Pty Limited, and Bank of New Zealand (incorporated by reference to Exhibit 4.3 to Hudson Global, Inc.'s Current Report on Form 8-K dated October 30, 2015 (File No. 0-50129)).

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

(10.4)*
Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as Amended and Restated (incorporated by reference to Exhibit A to the Company's definitive proxy statement filed with the Securities Exchange Commission on Schedule 14A on March 16, 2012 (File No. 0-50129)).

(10.5)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (New Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated October 2, 2015 (File No. 0-50129)).

(10.6)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for EBITDA and gross margin growth performance vesting awards made prior to April 26, 2012 (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated February 11, 2010 (File No. 0-50129)).

HUDSON GLOBAL, INC.
FORM 10-K
EXHIBIT INDEX

(10.7)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for EBITDA and gross margin growth performance vesting awards made on or after April 26, 2012 (incorporated by reference to Exhibit 4.5 to Hudson Global, Inc.'s Registration Statement on Form S-8 dated August 1, 2012 (Reg. No. 333-182973)).

(10.8)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to Hudson Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 0-50129)).

(10.9)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for aggregated regional EBITDA and corporate costs vesting awards (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated January 22, 2015 (File No. 0-50129)).

(10.10)*	Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement (Executive Officers and Global Leadership Team) for awards made on or after November 6, 2015.
(10.11)*
CEO Employment Agreement, dated as of March 7, 2011, between Hudson Global, Inc. and Manuel Marquez Dorsch (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated March 7, 2011 (File No. 0-50129)).

(10.12)*
Amendment to Employment Agreement, dated as of March 23, 2011, between Hudson Global, Inc. and Manuel Marquez Dorsch (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 0-50129)).

(10.13)*	Summary of Hudson Global, Inc. Compensation for Non-employee Members of the Board of Directors.
(10.14)*
Hudson Global, Inc. Amended and Restated Director Deferred Share Plan (incorporated by reference to Exhibit 10.4 to Hudson Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 0-50129)).

(10.15)*
Executive Employment Agreement, dated as of May 18, 2015, between Hudson Global, Inc. and Stephen A. Nolan (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated May 18, 2015 (File No. 0-50129)).

(10.16)*
Restricted Stock Award Agreement, dated as of May 18, 2015, between Hudson Global, Inc. and Stephen A. Nolan (incorporated by reference to Exhibit 10.2 to Hudson Global, Inc.'s Current Report on Form 8-K dated May 18, 2015 (File No. 0-50129)).

(10.17)*
Promotion Letter Agreement, dated as of August 7, 2015, between Hudson Global, Inc. and Patrick Lyons (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated August 7, 2015 (File No. 0-50129)).

(10.18)	Promotion Letter Agreement, dated as of August 6, 2015, between Hudson Global, Inc. and David F. Kirby.
(10.19)*
Executive Agreement, dated as of October 2, 2015, between Hudson Global, Inc. and Neil J. Funk (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated October 1, 2015 (File No. 0-50129)).

(21)	Subsidiaries of Hudson Global, Inc.
(23)	Consent of KPMG LLP.
(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(99.1)
Proxy Statement for the 2016 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2015; except to the extent specifically incorporated by reference, the Proxy Statement for the 2015 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

(101)
The following materials from Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement