Form 10-K/A
period 2015-12-31
Hudson Global, Inc.
filed 2016-03-09
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on January 31, 2016
Common Stock - $0.001 par value	34,475,048

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

EXPLANATORY NOTE
Hudson Global, Inc. (the “Company”) is filing this amendment (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 3, 2016 (the “Original Form 10-K”) solely to correct a typographical error on the cover page of the Original Form 10-K. The cover page of the Original Form 10-K mistakenly stated that, as of January 31, 2016, 35,475,048 shares of the Company’s Common Stock, $0.001 par value (the “Common Stock”), were outstanding. The correct number of shares of the Company’s Common Stock outstanding as of January 31, 2016 was 34,475,048, as stated on the cover page of this Amendment No. 1.
No changes are hereby made to the Company’s financial statements. Other than the change discussed above and the filing of the currently dated certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and updated XBRL files, no changes have been made to the Original Form 10-K or the exhibits filed therewith. As such, this Amendment No. 1 should be read in conjunction with the Original From 10-K.
The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Form 10-K.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Chief Executive Officer
(Principal Executive Officer)
Date:	March 9, 2016

Exhibit Index

Exhibit Number	Exhibit Description
(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
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