Form 10-Q
period 2016-03-31
Hudson Global, Inc.
filed 2016-04-28
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2016
Common Stock - $0.001 par value	34,245,784

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$101,227	$124,317
Direct costs	59,965	76,413
Gross margin	41,262	47,904
Operating expenses:
Selling, general and administrative expenses	43,642	52,166
Depreciation and amortization	688	1,111
Business reorganization expenses	637	1,343
Operating income (loss)	(3,705)	(6,716)
Non-operating income (expense):
Interest income (expense), net	(54)	(80)
Other income (expense), net	(137)	13
Income (loss) from continuing operations before provision for income taxes	(3,896)	(6,783)
Provision for (benefit from) income taxes from continuing operations	(326)	(129)
Income (loss) from continuing operations	(3,570)	(6,654)
Income (loss) from discontinued operations, net of income taxes	83	(184)
Net income (loss)	$(3,487)	$(6,838)
Basic and diluted earnings (loss) per share:
Basic and diluted earnings (loss) per share from continuing operations	$(0.10)	$(0.20)
Basic and diluted earnings (loss) per share from discontinued operations	—	(0.01)
Basic and diluted earnings (loss) per share	$(0.10)	$(0.21)
Weighted-average shares outstanding:
Basic	34,631	33,053
Diluted	34,631	33,053

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(3,487)	$(6,838)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	668	(2,763)
Pension liability adjustment	2	(17)
Total other comprehensive income (loss), net of income taxes	670	(2,780)
Comprehensive income (loss)	$(2,817)	$(9,618)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$31,927	$37,663
Accounts receivable, less allowance for doubtful accounts of $856 and $860 respectively	64,208	62,420
Prepaid and other	6,154	5,979
Current assets of discontinued operations	38	81
Total current assets	102,327	106,143
Property and equipment, net	7,912	7,928
Deferred tax assets, non-current	7,552	6,724
Other assets, non-current	4,047	4,154
Total assets	$121,838	$124,949
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,094	$5,184
Accrued expenses and other current liabilities	39,849	40,344
Short-term borrowings	5,770	2,368
Accrued business reorganization expenses	2,301	2,252
Current liabilities of discontinued operations	970	1,443
Total current liabilities	53,984	51,591
Deferred rent and tenant improvement contributions	4,042	4,244
Income tax payable, non-current	2,316	2,279
Other non-current liabilities	5,459	5,655
Total liabilities	65,801	63,769
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 35,260 and 35,260 shares, respectively	34	34
Additional paid-in capital	481,188	480,816
Accumulated deficit	(433,487)	(428,287)
Accumulated other comprehensive income, net of applicable tax	10,962	10,292
Treasury stock, 1,015 and 646 shares, respectively, at cost	(2,660)	(1,675)
Total stockholders' equity	56,037	61,180
Total liabilities and stockholders' equity	$121,838	$124,949

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(3,487)	$(6,838)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	688	1,111
Provision for (recovery of) doubtful accounts	32	75
Provision for (benefit from) deferred income taxes	(672)	(346)
Stock-based compensation	372	533
Other, net	187	36
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(758)	(9,760)
Decrease (increase) in prepaid and other assets	59	1,781
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,586)	(4,718)
Increase (decrease) in accrued business reorganization expenses	(657)	(241)
Net cash used in operating activities	(5,822)	(18,367)
Cash flows from investing activities:
Capital expenditures	(643)	(695)
Proceeds from sale of assets	13	—
Net cash provided by (used in) investing activities	(630)	(695)
Cash flows from financing activities:
Borrowings under credit agreements	26,882	18,625
Repayments under credit agreements	(23,758)	(18,555)
Repayment of capital lease obligations	(21)	(5)
Dividend payment	(1,713)	—
Purchase of treasury stock	(985)	—
Purchase of restricted stock from employees	—	(34)
Net cash provided by (used in) financing activities	405	31
Effect of exchange rates on cash and cash equivalents	311	(1,064)
Net increase (decrease) in cash and cash equivalents	(5,736)	(20,095)
Cash and cash equivalents, beginning of the period	37,663	33,989
Cash and cash equivalents, end of the period	$31,927	$13,894
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$58	$64
Net cash payments (refunds) during the period for income taxes	$44	$(167)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2015	34,611	$34	$480,816	$(428,287)	$10,292	$(1,675)	$61,180
Net income (loss)	—	—	—	(3,487)	—	—	(3,487)
Other comprehensive income (loss), currency translation adjustments, net of applicable tax	—	—	—	—	668	—	668
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	2	—	2
Cash dividend ($0.05 per share)	—	—	—	(1,713)	—	—	(1,713)
Purchase of treasury stock	(366)	—	—	—	—	(985)	(985)
Stock-based compensation	—		372	—	—	—	372
Balance at March 31, 2016	34,245	$34	$481,188	$(433,487)	$10,962	$(2,660)	$56,037

See accompanying notes to condensed consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION
These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2015.
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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, "Stock Compensation (Topic 718)" ("ASU 2016-09"),  which is intended to simplify several aspects of the accounting for share-based payment award transactions. ASU 2016-09 will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. Early adoption is permitted. The Company is currently evaluating the impact to its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which amends the existing standards for lease accounting. This new standard requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements including the amounts, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for the Company on January 1, 2019 and will require modified retrospective application as of the beginning of the earliest year presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact to its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017 and early adoption is permitted only for fiscal years beginning after December 15, 2016.  In addition, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations" ("ASU 2016-08"). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The Company plans to adopt this guidance on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact to its consolidated financial statements.
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
(in thousands, except share and per share amounts)
(unaudited)

NOTE 4 – DIVESTITURES

Hudson Information Technology (US) business (the "US IT business")

On June 15, 2015, the Company completed the sale (the "US IT Business Sale") of substantially all of the assets (excluding working capital) of its US IT business to Mastech, Inc. (the "Purchaser"). The completion of the US IT Business Sale was effective June 14, 2015. The US IT Business Sale was pursuant to an Asset Purchase Agreement, dated as of May 8, 2015 (the "Agreement"), by and among the Company, Hudson Global Resources Management, Inc., a wholly owned subsidiary of the Company, and the Purchaser. At the closing of the U.S. IT Business Sale, the Company received from the Purchaser pursuant to the Agreement the purchase price of $16,977 in cash. As the divestiture did not reach the thresholds required to qualify as discontinued, the operations remain within the Company's continuing operations for all periods presented. The US IT business pre-tax loss in accordance with ASC No. 205 "Reporting Discontinued Operations" ("ASC 205") for the three months ended March 31, 2016 and 2015 was $0 and $396, respectively.

Netherlands business

On May 7, 2015, the Company entered into a Share Purchase Agreement and completed the sale (the "Netherlands Business Sale") of its Netherlands business to InterBalance Group B.V., effective April 30, 2015, in a management buyout for $9,029, which included cash retained of $1,135. As the divestiture did not reach the thresholds required to qualify as discontinued, the operations remain within the Company's continuing operations for all periods presented. The Netherlands pre-tax profit in accordance with ASC 205 for the three months ended March 31, 2016 and 2015was $0 and $356, respectively.

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

NOTE 5 – DISCONTINUED OPERATIONS

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

The carrying amounts of the classes of assets and liabilities from the Legal eDiscovery business and Sweden operations included in discontinued operations were as follows:

	March 31, 2016			December 31, 2015
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Total current assets	$38	$—	$38	$49	$32	$81
Total liabilities (a)	$1,085	$10	$1,095	$1,439	$4	$1,443

(a) Total liabilities primarily consisted of restructuring liabilities for lease termination payments.

Reported results for the discontinued operations by period were as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Revenue	$—	$—	$—	$(1)	$—	$(1)
Reorganization expenses	(139)	—	(139)	363	(6)	357
Gain (loss) from sale and liquidation of discontinued operations	—	—	—	82	—	82
Income (loss) from discontinued operations before income taxes	109	—	109	(193)	(28)	(221)
Provision (benefit) for income taxes	26	—	26	(37)	—	(37)
Income (loss) from discontinued operations	$83	$—	$83	$(156)	$(28)	$(184)

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 6 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	Three Months Ended March 31, 2016
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$65,856	$26,572	$8,799	$101,227
Direct costs (1)	57,222	574	2,169	59,965
Gross margin	$8,634	$25,998	$6,630	$41,262

	Three Months Ended March 31, 2015
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$86,580	$28,106	$9,631	$124,317
Direct costs (1)	73,616	485	2,312	76,413
Gross margin	$12,964	$27,621	$7,319	$47,904

(1)
Direct costs in Temporary Contracting include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, rent and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. Permanent Recruitment and Other category include direct costs for out-of-pocket expenses and third party suppliers. The region where services are provided, the mix of contracting and permanent recruitment, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included under the caption "Selling, general and administrative expenses" in the Condensed Consolidated Statement of Operations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 7 – STOCK-BASED COMPENSATION
Incentive Compensation Plan
The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated April 26, 2012 (the "ISAP"), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors (the "Compensation Committee") will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, restricted stock units and other types of equity-based awards. As determined by the Compensation Committee, equity awards also may be subject to immediate vesting upon the occurrence of certain events following a change in control of the Company. The Company primarily grants restricted stock and restricted stock units to its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. As of March 31, 2016, there were 261,639 shares of the Company’s common stock available for future issuance under the ISAP.
A summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the three months ended March 31, 2016 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions (1) (2)	500,000

(1)	The performance conditions with respect to restricted stock units may be satisfied as follows:

(a)
For employees from the Americas, Asia Pacific and Europe 80% of the restricted stock units may be earned on the basis of performance as measured by a "regional adjusted EBITDA," and 20% of the restricted stock units may be earned on the basis of performance as measured by a "group adjusted EBITDA"; and

(b)	For employees from the Corporate office 100% of the restricted stock units may be earned on the basis of performance as measured by a "group adjusted EBITDA."

(2)	To the extent restricted stock units are earned on the basis of performance, such restricted stock units will vest on the basis of service as follows:

(a)	One-third of the restricted stock units will vest on the first anniversary of the grant date;

(b)	One-third of the restricted stock units will vest on the second anniversary of the grant date; and

(c)
One-third of the restricted stock units will vest on the third anniversary of the grant date; provided that, in each case, the employee remains employed by the Company from the grant date through the applicable service vesting date.

The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the three months ended March 31, 2016, the Company granted 30,687 restricted stock units to its non-employee directors pursuant to the Director Plan.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

For the three months ended March 31, 2016 and 2015, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units were as follows:

	Three Months Ended
	March 31,
	2016	2015
Stock options	$5	$—
Restricted stock	240	385
Restricted stock units	127	148
Total	$372	$533

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.
As of March 31, 2016, the Company had approximately $12 of unrecognized stock-based compensation expense related to outstanding unvested stock options. The Company expects to recognize that cost over a weighted average service period of 0.60 years.
Changes in the Company’s stock options for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	206,000	$8.13	756,800	$8.78
Expired/forfeited	(16,000)	15.86	(109,000)	13.25
Options outstanding at March 31,	190,000	$7.48	647,800	$8.03
Options exercisable at March 31,	165,000	$8.24	647,800	$8.03

Restricted Stock
As of March 31, 2016, the Company had approximately $462 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock. The Company expects to recognize that cost over a weighted average service period of 0.51 years. Restricted stock awards have voting and dividend rights as of the grant date.
Changes in the Company’s restricted stock for the three months ended March 31, 2016 and 2015 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016		2015
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	680,000	$1.60	803,999	$3.00
Granted	—	—	590,100	2.84
Vested	—	—	(132,775)	3.50
Forfeited	—	—	(171,622)	3.17
Unvested restricted stock at March 31,	680,000	$1.60	1,089,702	$2.82

Restricted Stock Units
As of March 31, 2016, the Company had approximately $1,100 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.90 years. Restricted stock units granted to employees have no voting or dividend rights until the awards are vested.
Changes in the Company’s restricted stock units for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	—	$—	119,940	$3.57
Granted	530,687	2.79	144,664	2.84
Vested	(30,687)	2.73	(56,310)	2.95
Forfeited	—	—	(42,500)	3.21
Unvested restricted stock units at March 31,	500,000	$2.79	165,794	$3.24

Defined Contribution Plan and Employer-Matching Contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the "401(k) plan"). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock or cash to the 401(k) plan. Vesting of the Company’s contribution occurs over a five-year period. For the three months ended March 31, 2016 and 2015, the Company’s current year expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	Three Months Ended
	March 31,
($ in thousands, except otherwise stated)	2016	2015
Expense recognized for the 401(k) plan	$20	$75
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	—	116
Market value per share of the Company's common stock on contribution date (in dollars)	$—	$2.71
Non-cash contribution made for employer matching liability	$—	$314

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
Effective Tax Rate
The benefit from income taxes for the three months ended March 31, 2016 was $326 on a pre-tax loss from continuing operations of $3,896, compared to a benefit from income taxes of $129 on pre-tax loss from continuing operations of $6,783 for the same period in 2015. The Company’s effective income tax rate was 8.4% and 1.9% for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and for the three months ended March 31, 2015, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.
Uncertain Tax Positions
As of March 31, 2016 and December 31, 2015, the Company had $2,316 and $2,279, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $566 and $536 as of March 31, 2016 and December 31, 2015, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statement of Operations and totaled to a provision of $14 for the three months ended March 31, 2016 and 2015.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of March 31, 2016, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2012
Majority of U.S. state and local jurisdictions	2011
United Kingdom	2014
Australia	2011
Majority of other non-U.S. jurisdictions	2010
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of March 31, 2016, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $200 to $400 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

NOTE 9 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options "in-the-money", unvested restricted stock and unvested restricted stock units. The dilutive impact of stock options, unvested restricted stock, and unvested restricted stock units is determined by applying the "treasury stock" method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period; or (ii) would be satisfied if the end of the reporting period were the end of the related

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the market conditions are met.
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Earnings (loss) per share ("EPS"):
EPS - basic and diluted:
Income (loss) from continuing operations	$(0.10)	$(0.20)
Income (loss) from discontinued operations	—	(0.01)
Net income (loss)	$(0.10)	$(0.21)
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(3,570)	$(6,654)
Income (loss) from discontinued operations	83	(184)
Net income (loss)	$(3,487)	$(6,838)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	34,631	33,053
Common stock equivalents: stock options and other stock-based awards (a)	—	—
Weighted average number of common stock outstanding - diluted	34,631	33,053

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three months ended March 31, 2016 and 2015 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2016	2015
Unvested restricted stock	680,000	1,089,702
Unvested restricted stock units	500,000	165,794
Stock options	165,000	647,800
Total	1,345,000	1,903,296

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 10 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
Included under the caption "Prepaid and other":
Client guarantees	$133	$118
Other	115	110
Total amount under the caption "Prepaid and other"	$248	$228
Included under the caption "Other assets":
Collateral accounts	$179	$229
Rental deposits	449	480
Total amount under the caption "Other assets"	$628	$709
Total restricted cash	$876	$937

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

NOTE 11 – PROPERTY AND EQUIPMENT, NET
As of March 31, 2016 and December 31, 2015, property and equipment, net, was as follows:

	March 31, 2016	December 31, 2015
Computer equipment	$6,360	$5,911
Furniture and equipment	2,116	2,668
Capitalized software costs	18,308	17,946
Leasehold improvements	15,396	15,522
	42,180	42,047
Less: accumulated depreciation and amortization	34,268	34,119
Property and equipment, net	$7,912	$7,928

The Company had expenditures of approximately $392 and $513 for acquired property and equipment, mainly consisting of software, furniture and fixtures and leasehold improvements, which had not been placed in service as of March 31, 2016 and December 31, 2015, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 and the non-current portion of the capital lease obligations are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015. A summary of the Company’s equipment acquired under capital lease agreements were as follows:

	March 31, 2016	December 31, 2015
Capital lease obligation, current	$66	$62
Capital lease obligation, non-current	$218	$229

NOTE 12 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption "Other Assets" in the accompanying Condensed Consolidated Balance Sheets, as of March 31, 2016 and December 31, 2015. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

Carrying Value
2016
Goodwill, January 1,	$1,938
Currency translation	14
Goodwill, March 31,	$1,952

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 13 – BUSINESS REORGANIZATION EXPENSES

The Company initiated and executed certain strategic actions requiring business reorganization expenses ("2016 Exit Plan"). Business exit costs associated with the 2016 Exit Plan primarily consisted of employee termination benefits, lease termination payments and costs for elimination of contracts for certain discontinued services and locations.

The Board previously approved other reorganization plans in prior years (the "Previous Plans"). Business exit costs associated with Previous Plans primarily consisted of employee termination benefits, lease termination payments and costs for elimination of contracts for certain discontinued services and locations.

For the three months ended March 31, 2016, restructuring charges associated with these initiatives primarily included employee separation costs in Asia Pacific and lease termination payments for rationalized offices in Europe under the 2016 Exit Plan and Previous Plans. Business reorganization expenses for the three months ended March 31, 2016 and 2015 by plan were as follows:

	Three Months Ended March 31,
	2016	2015
Previous Plans	$223	$1,343
2016 Exit Plan	414	—
Total reorganization expenses in continuing operations	$637	$1,343

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to the 2016 Exit Plan and Previous Plans that were incurred or recovered during the three months ended March 31, 2016 in continuing operations. The amounts in the "Changes in Estimate" and "Additional Charges" columns are classified as business reorganization expenses in the Company’s Condensed Consolidated Statement of Operations. Amounts in the "Payments" column represent primarily the cash payments associated with the 2016 Exit Plan and Previous Plans. Changes in the accrued business reorganization expenses for the three months ended March 31, 2016 were as follows:

	December 31, 2015	Changes in Estimate	Additional Charges	Payments	March 31, 2016
Lease termination payments	$2,970	$186	$190	$(272)	$3,074
Employee termination benefits	1,186	—	170	(386)	970
Other associated costs	208	(19)	110	(279)	20
Total	$4,364	$167	$470	$(937)	$4,064

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $157 and $109 as of March 31, 2016 and December 31, 2015, respectively.
Potential Costs Associated with Termination
In 2015, the Company incurred compensation and benefits obligations to its former Chairman and Chief Executive Officer, Manuel Marquez, under his employment agreement in connection with the Company providing Mr. Marquez notice of non-renewal of his employment agreement, which is treated as a termination of his employment without cause, subject to his execution of a release. The Company has accrued $747 as of March 31, 2016 in connection with compensation and benefits Mr. Marquez is entitled to upon a termination without cause. Mr. Marquez does not agree with this treatment of compensation and benefits under his employment agreement and, on August 13, 2015, filed an arbitration claim against the Company for additional amounts of up to approximately $2,000 and reimbursement of his legal fees. The Company does not agree with Mr. Marquez’s interpretation of the employment agreement and is vigorously defending against such claim for additional amounts. The Company expects the arbitrator will issue his decision on Mr. Marquez’s claim during the second quarter of 2016.
Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The asset retirement obligations are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Total asset retirement obligations	$1,989	$1,962

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 15 – CREDIT AGREEMENTS

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary ("U.K. Borrower") entered into a receivables finance agreement for an asset-based lending funding facility (the "Lloyds Agreement") with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, "Lloyds"). The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $21,540 (£15,000). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operations ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $17,232 (£12,000) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $4,308 (£3,000) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post-tax profits; and (4) at the end of each month, there must be a minimum excess availability of $2,872 (£2,000).
The details of the Lloyds Agreement as of March 31, 2016 were as follows:

March 31, 2016
Borrowing capacity	$6,402
Less: outstanding borrowing	(508)
Additional borrowing availability	$5,894
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of March 31, 2016.

Facility Agreement with National Australia Bank Limited

On October 30, 2015, Hudson Global Resources (Aust) Pty Limited ("Hudson Australia") and Hudson Global Resources (NZ) Limited ("Hudson New Zealand"), both subsidiaries of Hudson Global, Inc., entered into a Finance Agreement, dated as of October 27, 2015 (the "Finance Agreement"), with National Australia Bank Limited ("NAB"), a NAB Corporate Receivables Facility Agreement, dated as of October 27, 2015 (the "Australian Receivables Agreement"), with NAB and a BNZ Corporate Receivables Facility Agreement, dated as of October 27, 2015 (the "New Zealand Receivables Agreement"), with Bank of New Zealand ("BNZ").

The Finance Agreement provides a bank guarantee facility of up to $2,297 (AUD 3,000) for Hudson Australia and Hudson New Zealand. The Finance Agreement matures and becomes due and payable on October 27, 2018. A fee equal to 1.5% per annum will be charged on each bank guarantee issued under the Finance Agreement. The Finance Agreement bears a fee, payable semiannually in arrears, equal to 0.3% per annum of NAB’s commitment under the Finance Agreement.

The Australian Receivables Agreement provides a receivables facility of up to $19,143 (AUD 25,000) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $3,063 (AUD 4,000) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 (AUD 6) per month.

The New Zealand Receivables Agreement provides a receivables facility of up to $3,455 (NZD 5,000) for Hudson New Zealand, which is based on an agreed percentage of eligible accounts receivable. The New Zealand Receivables Agreement does not have a stated maturity date and can be terminated by Hudson New Zealand or BNZ upon 90 days written notice. Borrowings under the New Zealand Receivables Agreement may be made with an interest rate based on a market rate. The New Zealand Receivables Agreement bears a fee, payable monthly in advance, equal to $1 (NZD 1) per month.

The details of the NAB Finance Agreement as of March 31, 2016 were as follows:

March 31, 2016
Finance Agreement:
Financial guarantee capacity	$2,297
Less: outstanding financial guarantees	(1,855)
Additional availability for financial guarantees	$442
Interest rates on outstanding financial guarantees	1.80%

Australian Receivables Agreement:
Borrowing capacity	$14,503
Less: outstanding borrowing	(5,206)
Additional borrowing availability	$9,297
Interest rates on outstanding borrowing	3.65%

New Zealand Receivables Agreement:
Borrowing capacity	$1,841
Less: outstanding borrowing	(56)
Additional borrowing availability	$1,785
Interest rates on outstanding borrowing	4.60%

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

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of March 31, 2016.

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
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in the Belgium and Singapore. The Belgium subsidiary has a $1,138 (€1,000) overdraft facility. Borrowings under the Belgium arrangement may be made using an

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

interest rate based on the one-month EURIBOR plus a margin, and the interest rate was 2.75% as of March 31, 2016. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $148 (SGD 200) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on March 31, 2016. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium and Singapore lending agreements as of March 31, 2016.
The average aggregate monthly outstanding borrowings under the Lloyds Agreement, NAB Facility Agreement and the credit agreements in Belgium and Singapore were $5,841 for the three months ended March 31, 2016. The weighted average interest rate on all outstanding borrowings for the three months ended March 31, 2016 was 3.59%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	March 31,	December 31,
	2016	2015
Foreign currency translation adjustments	$10,827	$10,159
Pension plan obligations	135	133
Accumulated other comprehensive income (loss)	$10,962	$10,292

NOTE 17 – STOCKHOLDERS' EQUITY

 In December 2015, the Company's Board of Directors determined that the Company intends to pay a regular, quarterly cash dividend on its common stock. The Company's Board of Directors declared a cash dividend of $0.05 per share paid on March 25, 2016 to shareholders of record as of March 15, 2016. As a result, as of March 31, 2016, the Company paid $1,713 in dividends to shareholders. The cash dividend payment is applied to accumulated deficit.

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the three months ended March 31, 2016, the Company repurchased 366,113 shares for a total cost of $985. As of March 31, 2016, under the July 30, 2015 authorization, the Company had repurchased 893,747 shares for a total cost of $2,372.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 18 – SEGMENT AND GEOGRAPHIC DATA
Segment Reporting
The Company operates in three reportable segments: the Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe. Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury, the majority of which are attributable to and have been allocated to the reportable segments. Segment information is presented in accordance with ASC 280, "Segments Reporting." This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable, net and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Elimination	Total
For The Three Months Ended March 31, 2016
Revenue, from external customers	$3,837	$51,071	$46,319	$—	$—	$101,227
Inter-segment revenue	—	—	62	—	(62)	—
Total revenue	$3,837	$51,071	$46,381	$—	$(62)	$101,227
Gross margin, from external customers	$3,341	$18,771	$19,150	$—	$—	$41,262
Inter-segment gross margin	(2)	(60)	62	—	—	—
Total gross margin	$3,339	$18,711	$19,212	$—	$—	$41,262
Business reorganization expenses (recovery) and impairment of long lived assets expense	$(16)	$197	$484	$(28)	$—	$637
EBITDA (loss) (a)	$162	$(1,231)	$(330)	$(1,755)	$—	$(3,154)
Depreciation and amortization	22	404	183	79	—	688
Intercompany interest income (expense), net	—	—	(57)	57	—	—
Interest income (expense), net	—	(40)	(14)	—	—	(54)
Income (loss) from continuing operations before income taxes	$140	$(1,675)	$(584)	$(1,777)	$—	$(3,896)

As of March 31, 2016
Accounts receivable, net	$3,162	$31,331	$29,715	$—	$—	$64,208
Long-lived assets, net of accumulated depreciation and amortization	$28	$7,475	$1,851	$595	$—	$9,949
Total assets	$7,243	$51,313	$54,047	$9,235	$—	$121,838

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended March 31, 2015
Revenue, from external customers	$10,978	$53,139	$60,200	$—	$—	$124,317
Inter-segment revenue	—	—	14	—	(14)	—
Total revenue	$10,978	$53,139	$60,214	$—	$(14)	$124,317
Gross margin, from external customers	$4,621	$20,876	$22,407	$—	$—	$47,904
Inter-segment gross margin	(7)	(31)	37	—	1	—
Total gross margin	$4,614	$20,845	$22,444	$—	$1	$47,904
Business reorganization expenses (recovery) and impairment of long lived assets expense	$421	$8	$880	$34	$—	$1,343
EBITDA (loss) (a)	$(1,620)	$804	$(2,150)	$(2,626)	$—	$(5,592)
Depreciation and amortization	102	671	228	110	—	1,111
Intercompany interest income (expense), net	—	—	(130)	134	(4)	—
Interest income (expense), net	(33)	(42)	(5)	—	—	(80)
Income (loss) from continuing operations before income taxes	$(1,755)	$91	$(2,513)	$(2,602)	$(4)	$(6,783)

As of March 31, 2015
Accounts receivable, net	$6,934	$31,957	$40,618	$—	$—	$79,509
Long-lived assets, net of accumulated depreciation and amortization	$535	$7,300	$2,073	$989	$—	$10,897
Total assets	$9,423	$49,300	$58,811	$3,637	$—	$121,171

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the three months ended March 31, 2016 and 2015 and long-lived assets and net assets by geographic area as of March 31, 2016 and 2015 were as follows:

	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended March 31, 2016
Revenue (a)	$34,196	$39,132	$3,634	$12,123	$11,939	$203	$101,227
For The Three Months Ended March 31, 2015
Revenue (a)	$38,341	$39,041	$10,826	$21,859	$14,098	$152	$124,317
As of March 31, 2016
Long-lived assets, net of accumulated depreciation and amortization (b)	$1,684	$4,191	$623	$167	$3,284	$—	$9,949
Net assets	$15,771	$10,046	$8,632	$8,211	$13,435	$(58)	$56,037
As of March 31, 2015
Long-lived assets, net of accumulated depreciation and amortization (b)	$1,752	$4,629	$1,512	$321	$2,671	$12	$10,897
Net assets	$15,141	$11,633	$3,742	$8,866	$11,088	$(18)	$50,452

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.
(b) Comprised of property and equipment and intangibles. Corporate assets are included in the United States.

NOTE 19 – SUBSEQUENT EVENTS

On April 27, 2016, the Board of Directors declared a cash dividend of $0.05 per share that will be paid on June 24, 2016 to shareholders of record as of June 14, 2016.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Item 1 of this Form 10-Q. The reader should also refer to the Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2015. This MD&A contains forward-looking statements. Please see "FORWARD-LOOKING STATEMENTS" for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization ("EBITDA"). See Note 18 of this Form 10-Q to the Condensed Consolidated Financial Statements for EBITDA segment reconciliation information.
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

The Company’s proprietary frameworks, assessment tools and leadership development programs, coupled with its broad geographic footprint, have allowed the Company to design and implement regional and global recruitment solutions that the Company believes greatly enhance the quality of its clients' hiring.
To accelerate the implementation of the Company's strategy, the Company engaged in the following initiatives:

•	Investing in the core businesses and practices that present the greatest potential for profitable growth.

•	Facilitating growth and development of the global RPO business.

•	Improving further the Company’s cost structure and efficiency of its support functions and infrastructure.

•	Building and differentiating the Company's brand through its unique talent solutions offerings.

Current Market Conditions
Economic conditions in most of the world's major markets remain mixed. Conditions in Europe have shown improvement with GDP growth in most of the major markets, as well as forecasted GDP growth for the remainder of 2016. In the U.K., uncertainty around the impact of the EU referendum may impact future GDP growth. Australia faces a slow growth outlook for the remainder of 2016, while the outlook for Asia is uncertain given China's slowing growth outlook. The Company

Index

closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for the Company's services.
Financial Performance
The Company achieved mixed financial performance for the first quarter of 2016 in most of the major markets in which it operates. On a constant currency basis, for the three months ended March 31, 2016, revenue and gross margin declined by $17.0 million and $4.6 million, or 14.4% and 10.1%, respectively, compared to the same period in 2015. A primary driver of the decrease was attributable to the prior year divestitures of the Netherlands, US IT, Luxembourg and Central and Eastern Europe businesses. The following table reconciles the change in reported revenue and gross margin for the quarter:

	Three Months Ended March 31, 2016
$ in thousands	Change in Revenue on a Constant Currency Basis	Change in Gross Margin on a Constant Currency Basis
Netherlands decrease	$(9,530)	$(2,085)
US IT business decrease	(7,503)	(1,774)
Luxembourg decrease	(214)	(152)
Central and Eastern Europe decrease	(111)	(97)
Retained businesses increase (decrease)	392	(535)
Reported change	$(16,966)	$(4,643)

In addition to the impact of the divested businesses detailed above, the Company experienced an overall increase in its retained businesses for revenue in the first quarter of 2016 on a constant currency basis. This was driven by increases in revenue in Australia, Americas RPO and Belgium as the Company continued to see strong recruitment and RPO results in these markets. These increases were partially offset by revenue declines in the U.K. and China.

The following is a summary of the highlights for the three months ended March 31, 2016 and 2015. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment including the impact of the significant developments discussed above.

•	Revenue was $101.2 million for the three months ended March 31, 2016, compared to $124.3 million for the same period in 2015, a decrease of $23.1 million, or 18.6%.

◦
On a constant currency basis, the Company's revenue decreased $17.0 million, or 14.4%, mainly due to decreases of $16.1 million in contracting revenue (down 19.6% compared to the same period in 2015) and $0.4 million in permanent recruitment revenue (down 1.4% compared to the same period in 2015).

•	Gross margin was $41.3 million for the three months ended March 31, 2016, compared to $47.9 million for the same period in 2015, a decrease of $6.6 million, or 13.9%.

◦
On a constant currency basis, gross margin decreased $4.6 million, or 10.1%, mainly due to decreases of $3.7 million in temporary recruitment gross margin (down 30.1% compared to the same period in 2015) and $0.2 million in talent management gross margin (down 2.9% compared to the same period in 2015). Permanent recruitment gross margin remained flat as compared to the same period in 2015.

•
Selling, general and administrative expenses and other non-operating income (expense) ("SG&A and Non-Op") were $43.8 million for the three months ended March 31, 2016, compared to $52.2 million for the same period in 2015, a decrease of $8.4 million, or 16.1%.

◦
On a constant currency basis, SG&A and Non-Op decreased $6.1 million, or 12.2%. SG&A and Non-Op, as a percentage of revenue, were 43.2% for the three months ended March 31, 2016, compared to 42.2% for the same period in 2015.

◦
Business reorganization expenses were $0.6 million for the three months ended March 31, 2016, compared to $1.3 million for the same period in 2015, a decrease of approximately $0.7 million. On a constant currency basis, business reorganization expenses decreased $0.7 million.

Index

◦
EBITDA loss was $3.2 million for the three months ended March 31, 2016, compared to EBITDA loss of $5.6 million for the same period in 2015, a decrease in EBITDA loss of $2.4 million. On a constant currency basis, EBITDA loss decreased $2.1 million.

•
Net loss was $3.5 million for the three months ended March 31, 2016, compared to a net loss of $6.8 million for the same period in 2015, a decrease in net loss of $3.4 million. On a constant currency basis, net loss decreased $3.0 million.

Constant Currency
The Company operates on a global basis, with the majority of its gross margin generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect the Company's results of operations. For the discussion of reportable segment results of operations, the Company uses constant currency information. Constant currency compares financial results between periods as if exchange rates had remained constant period-over-period. The Company defines the term "constant currency" to mean that financial data for a previously reported period are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the current period. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends. Changes in foreign currency exchange rates generally impact only reported earnings.
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three months ended March 31, 2016 and 2015.

Index

	Three Months Ended March 31,
	2016	2015
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Hudson Americas	$3,837	$10,978	$(15)	$10,963
Hudson Asia Pacific	51,071	53,139	(3,645)	49,494
Hudson Europe	46,319	60,200	(2,464)	57,736
Total	$101,227	$124,317	$(6,124)	$118,193
Gross margin:
Hudson Americas	$3,341	$4,621	$(15)	$4,606
Hudson Asia Pacific	18,771	20,876	(1,222)	19,654
Hudson Europe	19,150	22,407	(762)	21,645
Total	$41,262	$47,904	$(1,999)	$45,905
SG&A and Non-Op (a):
Hudson Americas	$3,195	$5,812	$(26)	$5,786
Hudson Asia Pacific	19,745	20,034	(1,391)	18,643
Hudson Europe	19,057	23,713	(877)	22,836
Corporate	1,782	2,594	—	2,594
Total	$43,779	$52,153	$(2,294)	$49,859
Business reorganization expenses:
Hudson Americas	$(16)	$421	$—	$421
Hudson Asia Pacific	197	8	(1)	7
Hudson Europe	484	880	(32)	848
Corporate	(28)	34	—	34
Total	$637	$1,343	$(33)	$1,310
Operating income (loss):
Hudson Americas	$206	$(1,429)	$5	$(1,424)
Hudson Asia Pacific	(833)	212	231	443
Hudson Europe	(240)	(1,131)	118	(1,013)
Corporate	(2,838)	(4,368)	—	(4,368)
Total	$(3,705)	$(6,716)	$354	$(6,362)
Net income (loss), consolidated	$(3,487)	$(6,838)	$398	$(6,440)
EBITDA (loss) from continuing operations (b):
Hudson Americas	$162	$(1,620)	$12	$(1,608)
Hudson Asia Pacific	(1,231)	804	171	975
Hudson Europe	(330)	(2,150)	149	(2,001)
Corporate	(1,755)	(2,626)	—	(2,626)
Total	$(3,154)	$(5,592)	$332	$(5,260)

(a)
SG&A and Non-Op is a measure that management uses to evaluate the segments’ expenses, which include the following captions on the Condensed Consolidated Statement of Operations: Selling, general and administrative expenses; and other income (expense), net. Corporate management service allocations are included in the segments’ other income (expense).

(b)	See EBITDA reconciliation in the following section.

Index

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended
	March 31,
$ in thousands	2016	2015
Net income (loss)	$(3,487)	$(6,838)
Adjustment for income (loss) from discontinued operations, net of income taxes	83	(184)
Income (loss) from continuing operations	$(3,570)	$(6,654)
Adjustments to net income (loss) from continuing operations
Provision for (benefit from) income taxes	(326)	(129)
Interest expense, net	54	80
Depreciation and amortization expense	688	1,111
Total adjustments from net income (loss) to EBITDA (loss)	416	1,062
EBITDA (loss) from continuing operations	$(3,154)	$(5,592)

Index

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin as a percentage of revenue for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
$ in thousands	As reported	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Revenue:
Hudson Americas	$365	$8,039	$—	$8,039
Hudson Asia Pacific	35,713	35,676	(2,694)	32,982
Hudson Europe	29,778	42,865	(1,944)	40,921
Total	$65,856	$86,580	$(4,638)	$81,942
Gross margin:
Hudson Americas	$45	$1,791	$—	$1,791
Hudson Asia Pacific	4,374	4,578	(340)	4,238
Hudson Europe	4,215	6,595	(277)	6,318
Total	$8,634	$12,964	$(617)	$12,347
Gross margin as a percentage of revenue:
Hudson Americas	12.3%	22.3%	N/A	22.3%
Hudson Asia Pacific	12.2%	12.8%	N/A	12.8%
Hudson Europe	14.2%	15.4%	N/A	15.4%
Total	13.1%	15.0%	N/A	15.1%

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

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended March 31,
	2016	2015	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Revenue	$3.8	$11.0	$(7.1)	(65.0)%

For the three months ended March 31, 2016, temporary contracting revenue decreased $7.7 million, or 95.5%, as compared to the same period in 2015. The decrease in temporary contracting revenue was directly attributable to the divestiture of the Company's US IT business in June 2015. For the three months ended March 31, 2016, permanent recruitment revenue increased $0.5 million, or 18.1%, as a result of continued growth in RPO, as compared to the same period in 2015.
Gross Margin

	Three Months Ended March 31,
	2016	2015	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Gross margin	$3.3	$4.6	$(1.3)	(27.7)%
Gross margin as a percentage of revenue	87.1%	42.1%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	12.3%	22.3%	N/A	N/A

For the three months ended March 31, 2016, temporary contracting gross margin decreased $1.7 million, or 97.5%, as compared to the same period in 2015. Temporary contracting gross margin decreased due to the divestiture of the Company's US IT business in June 2015. Permanent recruitment gross margin increased $0.5 million, or 16.3%, as a result of continued growth in RPO, as compared to the same period in 2015.

SG&A and Non-Op

	Three Months Ended March 31,
	2016	2015	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
SG&A and Non-Op	$3.2	$5.8	$(2.6)	(45.0)%
SG&A and Non-Op as a percentage of revenue	83.3%	52.9%	N/A	N/A

For the three months ended March 31, 2016, SG&A and Non-Op decreased $2.6 million, or 45.0%, as compared to the same periods in 2015 due to lower sales and administrative costs and corporate expenses allocated to the Hudson Americas business as a result of the prior year divestiture of the US IT business and lower support costs.

Business Reorganization Expenses

For the three months ended March 31, 2016, business reorganization expenses were approximately $0.0 million, as compared to $0.4 million for the same period in 2015.

Index

Operating Income and EBITDA

	Three Months Ended March 31,
	2016	2015	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Operating income (loss)	$0.2	$(1.4)	$1.6	(114.3)%
EBITDA (loss)	$0.2	$(1.6)	$1.8	(112.5)%
EBITDA (loss) as a percentage of revenue	4.2%	(14.8)%	N/A	N/A

For the three months ended March 31, 2016, EBITDA was $0.2 million, or 4.2% of revenue, as compared to EBITDA loss of $1.6 million, or 14.8% of revenue, for the same period in 2015.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended March 31,
	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Revenue	$51.1	$49.5	$1.6	3.2%

For the three months ended March 31, 2016, temporary contracting revenue increased $2.7 million, or 8.3%, as compared to the same period in 2015. For the three months ended March 31, 2016, permanent recruitment revenue decreased $0.7 million, or 4.9%, as compared to the same period in 2015.

In Australia, revenue increased $2.8 million, or 7.7%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was primarily in temporary contracting revenue, which increased $2.3 million, or 8.3%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increases in temporary contracting revenue for the three months ended March 31, 2016 were in the Company's IT, technical and engineering and public sector practices partially offset by declines in financial services and sales and marketing practices and RPO. The decline in RPO was due mainly to the end of a large, high-volume, low-margin RPO contracting project in 2015.

In Asia, revenue decreased $1.6 million, or 21.2%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in Asia was primarily in China.
Gross Margin

	Three Months Ended March 31,
	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Gross margin	$18.8	$19.7	$(0.9)	(4.5)%
Gross margin as a percentage of revenue	36.8%	39.7%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	12.2%	12.8%	N/A	N/A

For the three months ended March 31, 2016, permanent recruitment and talent management gross margin decreased $0.6 million and $0.3 million, or 4.9% and 14.4%, as compared to the same period in 2015. The declines were partially offset by an increase in temporary contracting gross margin for the three months ended March 31, 2016, of $0.1 million or 3.2%, as compared to the same period in  2015.

In Australia, gross margin increased $0.6 million, or 5.8% for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was primarily in permanent recruitment increasing $0.9 million, or 16.7%, for the three months ended March 31, 2016, as compared to the same period in 2015.

In Asia, gross margin declined $1.6 million, or 22.1%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in Asia was primarily in China.

Total gross margin as a percentage of revenue was 36.8% for the three months ended March 31, 2016, as compared to 39.7% for the same period in 2015. The decrease in total gross margin as a percentage of revenue for the three months ended March 31, 2016 resulted from an increase in the percentage of lower margin temporary contracting revenue compared to total revenue and a decline in the temporary contracting gross margin as a percentage of temporary contract revenue as compared to the same period in 2015.

Index

SG&A and Non-Op

	Three Months Ended March 31,
	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$19.7	$18.6	$1.1	5.9%
SG&A and Non-Op as a percentage of revenue	38.7%	37.7%	N/A	N/A

For the three months ended March 31, 2016, SG&A and Non-Op increased $1.1 million, or 5.9%, as compared to the same period in 2015. The increase was primarily due to higher headcount as a result of investment in additional fee earners in the region, higher proportional corporate administrative charges and foreign currency losses.

Business Reorganization Expenses

For the three months ended March 31, 2016, business reorganization expenses were approximately $0.2 million, as compared to $0.0 million for the same period in 2015. Business reorganization expenses in the current year were primarily for severance costs.

Operating Income and EBITDA

	Three Months Ended March 31,
	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Operating income (loss)	$(0.8)	$0.4	$(1.3)	(a)
EBITDA (loss)	$(1.2)	$1.0	$(2.2)	(a)
EBITDA (loss) as a percentage of revenue	(2.4)%	2.0%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended March 31, 2016, EBITDA loss was $1.2 million, or 2.4% of revenue, as compared to EBITDA of $1.0 million, or 2.0% of revenue, for the same period in 2015. The decrease in EBITDA for the three months ended March 31, 2016 was principally due to the decrease in gross margin and the increases in SG&A and No-Op and business reorganization expenses.
For the three months ended March 31, 2016, operating loss was $0.8 million, as compared to operating income of $0.4 million for the same period in 2015. The difference between operating income (loss) and EBITDA (loss) for the three months ended March 31, 2016 and 2015 was principally due to corporate management fees, foreign currency gains and losses and depreciation.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended March 31,
	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Revenue	$46.3	$57.7	$(11.4)	(19.8)%

For the three months ended March 31, 2016, temporary contracting revenue and permanent recruitment revenue decreased $11.1 million and $0.3 million, or 27.2% and 2.4%, respectively, as compared to the same period in 2015.

In the U.K., revenue for the three months ended March 31, 2016 decreased by $2.1 million, or 5.7%, to $34.2 million, from $36.3 million for the same period in 2015. For the three months ended March 31, 2016, the decrease in the U.K. was driven by declines in permanent recruitment and temporary contracting revenues of $0.3 million and $1.9 million, or 5.7% and 6.1%, respectively, as compared to the same period in 2015. The declines in recruitment revenue for the three months ended March 31, 2016 as compared to the same period in 2015 were partially offset by an increase in RPO revenue.

In Continental Europe, total revenue was $12.1 million for the three months ended March 31, 2016, as compared to $21.5 million for the same period in 2015, a decrease of $9.3 million, or 43.5%. The majority of the revenue decline in Continental Europe was a result of the prior year divestitures, resulting in a decline in revenue for the three months ended March 31, 2016, of $9.9 million, as compared to the same period in 2015. Excluding the decline from prior year divestitures, revenue in Continental Europe, increased $0.5 million, or 4.4%, for the three months ended March 31, 2016, as compared to the same period in 2015. For the three months ended March 31, 2016 revenue in Belgium increased $0.9 million or 11.4%, offset by declines in Spain and France of $0.2 million and $0.1 million, respectively, as compared to the same period in 2015.
Gross Margin

	Three Months Ended March 31,
	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Gross margin	$19.2	$21.6	$(2.5)	(11.5)%
Gross margin as a percentage of revenue	41.3%	37.5%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	14.2%	15.4%	N/A	N/A

For the three months ended March 31, 2016, contracting and permanent recruitment gross margins decreased $2.1 million and $0.3 million, or 33.3% and 2.9%, respectively, as compared to the same period in 2015. In the U.K. and Continental Europe, total gross margin decreased $0.5 million and $2.0 million, or 5.2% and 16.7%, respectively, as compared to 2015. In the U.K., for the three months ended March 31, 2016, contracting and permanent recruitment gross margins declined $0.2 million and $0.3 million, or 4.8% and 6.4%, respectively, as compared to 2015. The decline in the U.K. was driven by lower permanent recruitment revenue, partially offset by an increase in RPO revenue.

The gross margin decline in Continental Europe was a result of the sale of the Netherlands business effective April 30, 2015. In the Netherlands, total gross margin for the three months ended March 31, 2016 decreased $2.1 million, or 100.0%, as compared to 2015. Also contributing to the decrease in gross margin for the three months ended March 31, 2016 were declines in France and Spain of $0.1 million and $0.2 million, or 6.0% and 16.8%, respectively, as compared to 2015. The declines were partially offset by an increase in Belgium gross margin of  $0.7 million, or 11.6%, for the three months ended March 31, 2016, as compared to the same period in 2015.

For the three months ended March 31, 2016, gross margin, as a percentage of revenue, was 41.3%, as compared to 37.5% for 2015. The increase in gross margin, as a percentage of revenue, resulted from an increase in the relative mix of higher margin permanent recruitment revenue. The contracting gross margin, as a percentage of revenue, was 14.2%, as

Index

compared to 15.4% in 2015. The decline was a result of the impact of selling the Netherlands contracting business, which earned a higher than average contracting gross margin as a percentage of revenue.

SG&A and Non-Op

	Three Months Ended March 31,
	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$19.1	$22.8	$(3.8)	(16.5)%
SG&A and Non-Op as a percentage of revenue	41.1%	39.6%	N/A	N/A

The sale of the Netherlands business resulted in a reduction in SG&A and Non-Op expenses for the three months ended March 31, 2016, of $1.9 million, as compared to the same period in 2015. In the U.K., lower gross margin resulted in a reduction in employee compensation expense in the three months ended March 31, 2016, as compared to the same period in 2015. In addition, actions taken to streamline business processes in 2015, including real estate, back office support functions and reduced corporate management fees resulted in lower SG&A and Non-Op for the three months ended March 31, 2016 as compared to the same period in 2015.

For the three months ended March 31, 2016, SG&A and Non-Op, as a percentage of revenue, was 41.1%, as compared to 39.6% for the same period in 2015. The increase in SG&A and Non-Op, as a percentage of revenue, for the three months ended March 31, 2016 was primarily due to lower revenue as compared to the same periods in 2015.

Business Reorganization Expenses

For the three months ended March 31, 2016, business reorganization expenses were $0.5 million, as compared to $0.8 million for the same period in 2015. The business reorganization expenses incurred for the three months ended March 31, 2016 were primarily related to additional lease exit charges in France and changes in lease exit cost estimates in the U.K.

Operating Income and EBITDA

	Three Months Ended March 31,
	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Operating income (loss)	$(0.2)	$(1.0)	$0.8	76.3%
EBITDA (loss)	$(0.3)	$(2.0)	$1.7	83.5%
EBITDA (loss) as a percentage of revenue	(0.7)%	(3.5)%	N/A	N/A

For the three months ended March 31, 2016, EBITDA loss was $0.3 million, or 0.7% of revenue, as compared to EBITDA loss of $2.0 million, or 3.5% of revenue, for the same period in 2015. The decrease in EBITDA loss for the three months ended March 31, 2016, as compared to the same periods in 2015, was principally due to lower business reorganization and SG&A and Non-Op expenses partially offset by a decline in gross margin.
For the three months ended March 31, 2016, operating loss was $0.2 million, as compared to operating loss of $1.0 million for the same period in 2015. The differences between operating loss and EBITDA loss for the three months ended March 31, 2016 and 2015 were principally due to corporate management fees and depreciation.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $1.8 million for the three months ended March 31, 2016, as compared to $2.6 million for the same period in 2015, a decrease of $0.8 million. The decline for the three months ended March 31, 2016 was due to cost savings associated with reorganization efforts partially offset by lower corporate allocations to our business operations.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.7 million for the three months ended March 31, 2016, as compared to $1.1 million for the same period in 2015, a decrease of $0.4 million, or 38.1%. The decrease was due to lower level of capital expenditures and foreign currency translation differences of $0.1 million in 2016 as compared to 2015.

Interest Expense, Net of Interest Income

Interest expense remained relatively flat at $0.1 million for the three months ended March 31, 2016 and 2015.

Provision for (Benefit from) Income Taxes

The benefit from income taxes for the three months ended March 31, 2016 was $0.3 million on $3.9 million of pre-tax loss from continuing operations, as compared to a benefit from income tax of $0.1 million on $6.8 million of pre-tax loss from continuing operations for the same period in 2015. The effective tax rate for the three months ended March 31, 2016 was 8.4%, as compared to 1.9% for the same period in 2015. For the three months ended March 31, 2016 and 2015, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.

Net Income (Loss)

Net loss was $3.5 million for the three months ended March 31, 2016, as compared to net loss of $6.8 million for the same period in 2015, a decrease in net loss of $3.4 million. Basic and diluted loss per share were $0.10 for the three months ended March 31, 2016, as compared to basic and diluted loss per share of $0.21 for the same period in 2015.

Index

Liquidity and Capital Resources
As of March 31, 2016, cash and cash equivalents totaled $31.9 million, as compared to $37.7 million as of December 31, 2015. The following table summarizes the Company's cash flow activities for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
$ in millions	2016	2015
Net cash provided by (used in) operating activities	$(5.8)	$(18.4)
Net cash provided by (used in) investing activities	(0.6)	(0.7)
Net cash provided by (used in) financing activities	0.4	—
Effect of exchange rates on cash and cash equivalents	0.3	(1.0)
Net increase (decrease) in cash and cash equivalents	$(5.7)	$(20.1)

Cash Flows from Operating Activities
For the three months ended March 31, 2016, net cash used in operating activities was $5.8 million, as compared to $18.4 million of net cash used in operating activities for the same period in 2015, a decrease in net cash used in operating activities of $12.5 million. The decline in net cash used in operating activities resulted principally from a decrease in working capital requirements as a result of the prior year divestitures and fluctuations in foreign currency. For the three months ended March 31, 2016, net cash used in operating activities from discontinued operations was $0.2 million, as compared to $0.4 million of net cash flows provided by discontinued operations for the same period in 2015.

Cash Flows from Investing Activities
For the three months ended March 31, 2016, net cash used in investing activities was $0.6 million and remained relatively stable as compared to the same period in 2015.
Cash Flows from Financing Activities
For the three months ended March 31, 2016, net cash provided by financing activities was $0.4 million, as compared to net cash provided by financing activities of $0.0 million for the same period in 2015, an increase in net cash provided by financing activities of $0.4 million. The increase in net cash provided by financing activities was primarily attributable to an increase in net borrowings offset by the payment of a cash dividend in the three months ended March 31, 2016, as compared to the same period in 2015.
During the three months ended March 31, 2016, the Company paid a cash dividend of $1.7 million, or $0.05 per share and on April 27, 2016 has declared another cash dividend of $0.05 per share payable on June 24, 2016 to shareholders of record as of June 14, 2016. The Company currently expects to continue to declare and pay quarterly dividends of an amount similar to the March 2016 dividend of $0.05 per share. However, the declaration and payment of future dividends are at the discretion of the Board of Directors and will depend on the Company's financial condition, capital requirements, earnings and other factors deemed relevant by its Board of Directors.
Credit Agreements

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary ("U.K. Borrower") entered into a receivables finance agreement for an asset-based lending funding facility (the "Lloyds Agreement") with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, "Lloyds"). The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $21.5 million (£15.0 million). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operations ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $17.2 million (£12.0 million) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The

Index

borrowing limit of Lloyds Tranche B is $4.3 million (£3.0 million) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

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
The details of the Lloyds Agreement as of March 31, 2016 were as follows:

$ in millions	March 31, 2016
Borrowing capacity	$6.4
Less: outstanding borrowing	(0.5)
Additional borrowing availability	$5.9
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of March 31, 2016.

Loan and Security Agreement with Siena Lending Group LLC

Upon the sale of the US IT business, the Company exercised its right to terminate its loan and security agreement with Siena Lending Group LLC ("Siena"). The Company paid Siena a termination fee of $0.2 million recognized as a reduction to the gain on sale of the US IT business and $0.4 million of cash to secure an outstanding letter of credit for a real estate lease. Siena will return the restricted cash to the Company once the outstanding letter of credit is returned to Siena.

Facility Agreement with National Australia Bank Limited

On October 30, 2015, Hudson Global Resources (Aust) Pty Limited ("Hudson Australia") and Hudson Global Resources (NZ) Limited ("Hudson New Zealand"), both subsidiaries of the Company, entered into a Finance Agreement, dated as of October 27, 2015 (the "Finance Agreement"), with National Australia Bank Limited ("NAB"), a NAB Corporate Receivables Facility Agreement, dated as of October 27, 2015 (the "Australian Receivables Agreement"), with NAB and a BNZ Corporate Receivables Facility Agreement, dated as of October 27, 2015 (the "New Zealand Receivables Agreement"), with Bank of New Zealand ("BNZ").

The Finance Agreement provides a bank guarantee facility of up to $2.3 million (AUD 3.0 million) for Hudson Australia and Hudson New Zealand. The Finance Agreement matures and becomes due and payable on October 27, 2018. A fee equal to 1.5% per annum will be charged on each bank guarantee issued under the Finance Agreement. The Finance Agreement bears a fee, payable semiannually in arrears, equal to 0.3% per annum of NAB’s commitment under the Finance Agreement.

The Australian Receivables Agreement provides a receivables facility of up to $19.1 million (AUD 25.0 million) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $3.1 million (AUD 4.0 million) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 thousand (AUD 6 thousand) per month.

The New Zealand Receivables Agreement provides a receivables facility of up to $3.5 million (NZD 5.0 million) for Hudson New Zealand, which is based on an agreed percentage of eligible accounts receivable. The New Zealand Receivables Agreement does not have a stated maturity date and can be terminated by Hudson New Zealand or BNZ upon 90 days written notice. Borrowings under the New Zealand Receivables Agreement may be made with an interest rate based on a market rate. The New Zealand Receivables Agreement bears a fee, payable monthly in advance, equal to $1 thousand (NZD 1 thousand) per month.

Index

The details of the NAB Finance Agreement as of March 31, 2016 were as follows:

$ in millions	March 31, 2016
Finance Agreement:
Financial guarantee capacity	$2.3
Less: outstanding financial guarantees	(1.9)
Additional availability for financial guarantees	$0.4
Interest rates on outstanding financial guarantees	1.80%

Australian Receivables Agreement:
Borrowing capacity	$14.5
Less: outstanding borrowing	(5.2)
Additional borrowing availability	$9.3
Interest rates on outstanding borrowing	3.65%

New Zealand Receivables Agreement:
Borrowing capacity	$1.8
Less: outstanding borrowing	(0.1)
Additional borrowing availability	$1.8
Interest rates on outstanding borrowing	4.60%

Amounts owing under the Finance Agreement, the Australian Receivables Agreement and the New Zealand Receivables Agreement are secured by substantially all of the assets of Hudson Australia and Hudson New Zealand. Each of the Finance Agreement, the Australian Receivables Agreement and the New Zealand Receivables Agreement contains various restrictions and covenants applicable to Hudson Australia and Hudson New Zealand, including: a requirement that Hudson Australia and Hudson New Zealand maintain (1) a minimum Fixed Charge Coverage Ratio (as defined in the NAB Facility Agreement) of 1.50x as of the last day of each calendar quarter; and (2) a minimum Receivables Ratio (as defined by the NAB Facility Agreement) of 1.20x.

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of March 31, 2016.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. The Belgium subsidiary has a $1.1 million (€1.0 million) overdraft facility. Borrowings under the Belgium lending arrangements may be made with an interest rate based on the one-month EURIBOR plus a margin, and was 2.75% as of March 31, 2016. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.1 million (SGD 0.2 million) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on March 31, 2016. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. There were no outstanding borrowings under the Belgium and Singapore lending agreements as of March 31, 2016.
The average aggregate monthly outstanding borrowings for the credit agreements above was $5.8 million for the three months ended March 31, 2016. The weighted average interest rate on all outstanding borrowings for the three months ended March 31, 2016 was 3.59%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

Index

Liquidity Outlook
As of March 31, 2016, the Company had cash and cash equivalents on hand of $31.9 million supplemented by additional borrowing availability of $18.3 million under the Lloyds Agreement, the NAB Facility Agreement and other lending arrangements in Belgium and Singapore. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of March 31, 2016. The Company's near-term cash requirements during 2016 are primarily related to funding operations, restructuring actions, investing in capital expenditures, repurchasing shares and paying cash dividends. For the full year 2016, the Company expects to make capital expenditures of approximately $2.5 million to $3.5 million and payments in connection with current restructuring actions of $3.0 million to $4.0 million.
As of March 31, 2016, $10.8 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held internationally, primarily in the U.K. ($7.9 million), Belgium ($4.9 million), Mainland China ($2.6 million), Spain ($1.8 million), Australia ($0.9 million), Hong Kong ($0.8 million) and New Zealand ($0.6 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the U.S., except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision. In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds. The Company has not provided for U.S. Federal income or foreign withholding taxes on these undistributed foreign earnings because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. It is not practicable to determine the amount of tax associated with such undistributed earnings.

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

Contingencies
From time to time in the ordinary course of business, the Company is subject to compliance audits by federal, state, local and foreign government regulatory, tax and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers' compensation, immigration, and income, value-added and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities. In addition, see Note 14 for a description of a dispute between the Company and its former Chairman and Chief Executive Officer for amounts potentially owed under his employment agreement. Periodic events and management actions such as business reorganization initiatives can change the number and type of audits, claims, lawsuits, contract disputes or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters.
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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.2 million and $0.1 million as of March 31, 2016 and December 31, 2015, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 3, 2016 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2016.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company's ability to successfully execute its strategic initiatives, (3) risks related to fluctuations in the Company's operating results from quarter to quarter, (4) the ability of clients to terminate their relationship with the Company at any time, (5) competition in the Company's markets, (6) the negative cash flows and operating losses that the Company has experienced in recent periods and may experience from time to time in the future, (7) restrictions on the Company's operating flexibility due to the terms of its credit facilities, (8) risks associated with the Company’s investment strategy, (9) risks related to international operations, including foreign currency fluctuations, (10) the Company's dependence on key management personnel, (11) the Company's ability to attract and retain highly-skilled professionals, (12) the Company's ability to collect its accounts receivable, (13) the Company's ability to achieve anticipated cost savings through the Company's cost reduction initiatives, (14) the Company's heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (15) risks related to providing uninterrupted service to clients, (16) the Company's exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (17) the Company's ability to utilize net operating loss carry-forwards, (18) volatility of the Company's stock price, and (19) the impact of government regulations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the three months ended March 31, 2016, the Company earned approximately 92% of its gross margin outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
 As of March 31, 2016, there have not been any material changes to the information set forth in Item 1A. "Risk Factors" disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2016 - January 31, 2016	—	$—	139,138	$8,222,902
February 1, 2016 - February 29, 2016	—	—	89,559	7,981,152
March 1, 2016 - March 31, 2016	—	—	137,416	7,628,378
Total	—	$—	366,113	$7,628,378

(a)
On July 30, 2015, the Company announced that its Board of Directors authorization the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 17 for further details. As of March 31, 2016, the Company had repurchased 893,747 shares for a total cost of approximately $2.4 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

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

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Chief Executive Officer
(Principal Executive Officer)
Dated:	April 28, 2016
		By:	/s/ PATRICK LYONS
Patrick Lyons
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	April 28, 2016

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
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) the Condensed Consolidated Statement of Other Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2016, and (vi) Notes to Condensed Consolidated Financial Statements.