Form 10-Q
period 2016-06-30
Hudson Global, Inc.
filed 2016-07-28
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2016
Common Stock - $0.001 par value	33,611,474

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$113,067	$122,743	$214,294	$247,060
Direct costs	66,228	72,521	126,193	148,934
Gross margin	46,839	50,222	88,101	98,126
Operating expenses:
Selling, general and administrative expenses	48,315	53,550	91,957	105,716
Depreciation and amortization	805	974	1,493	2,085
Business reorganization expenses	144	2,060	781	3,403
Total operating expenses	49,264	56,584	94,231	111,204
Gain (loss) on sale and exit of businesses	—	20,005	—	20,005
Operating income (loss)	(2,425)	13,643	(6,130)	6,927
Non-operating income (expense):
Interest income (expense), net	(101)	(369)	(155)	(449)
Other income (expense), net	(13)	(40)	(150)	(27)
Income (loss) from continuing operations before provision for income taxes	(2,539)	13,234	(6,435)	6,451
Provision for (benefit from) income taxes from continuing operations	808	460	482	331
Income (loss) from continuing operations	(3,347)	12,774	(6,917)	6,120
Income (loss) from discontinued operations, net of income taxes	209	1,103	292	919
Net income (loss)	$(3,138)	$13,877	$(6,625)	$7,039
Basic and diluted earnings (loss) per share:
Basic and diluted earnings (loss) per share from continuing operations	$(0.10)	$0.38	$(0.21)	$0.18
Basic and diluted earnings (loss) per share from discontinued operations	0.01	0.03	0.01	0.03
Basic and diluted earnings (loss) per share	$(0.09)	$0.41	$(0.20)	$0.21
Weighted-average shares outstanding:
Basic	33,252	33,525	33,434	33,296
Diluted	33,252	33,525	33,434	33,296

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Comprehensive income (loss):
Net income (loss)	$(3,138)	$13,877	$(6,625)	$7,039
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	(1,833)	1,192	(1,164)	(1,571)
Pension liability adjustment	(9)	—	(7)	(19)
Total other comprehensive income (loss), net of income taxes	(1,842)	1,192	(1,171)	(1,590)
Comprehensive income (loss)	$(4,980)	$15,069	$(7,796)	$5,449

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$24,939	$37,663
Accounts receivable, less allowance for doubtful accounts of $792 and $860, respectively	67,368	62,420
Prepaid and other	4,811	5,979
Current assets of discontinued operations	38	81
Total current assets	97,156	106,143
Property and equipment, net	7,385	7,928
Deferred tax assets, non-current	7,018	6,724
Other assets, non-current	4,369	4,154
Total assets	$115,928	$124,949
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,963	$5,184
Accrued expenses and other current liabilities	43,138	40,344
Short-term borrowings	7,163	2,368
Accrued business reorganization expenses	1,757	2,252
Current liabilities of discontinued operations	596	1,443
Total current liabilities	56,617	51,591
Deferred rent and tenant improvement contributions	3,562	4,244
Income tax payable, non-current	2,240	2,279
Other non-current liabilities	4,752	5,655
Total liabilities	67,171	63,769
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 35,208 and 35,260 shares, respectively	34	34
Additional paid-in capital	481,942	480,816
Accumulated deficit	(438,313)	(428,287)
Accumulated other comprehensive income, net of applicable tax	9,121	10,292
Treasury stock, 1,597 and 646 shares, respectively, at cost	(4,027)	(1,675)
Total stockholders' equity	48,757	61,180
Total liabilities and stockholders' equity	$115,928	$124,949

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(6,625)	$7,039
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,493	2,085
Provision for (recovery of) doubtful accounts	113	111
Provision for (benefit from) deferred income taxes	(431)	(64)
Stock-based compensation	1,126	3,758
Gain on sale and exit of businesses	—	(21,373)
Other, net	189	175
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(6,319)	(11,215)
Decrease (increase) in prepaid and other assets	703	2,102
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,562	(5,470)
Increase (decrease) in accrued business reorganization expenses	(1,884)	(128)
Net cash used in operating activities	(10,073)	(22,980)
Cash flows from investing activities:
Capital expenditures	(1,194)	(1,325)
Proceeds from sale of consolidated subsidiary, net of cash sold	—	7,894
Proceeds from sale of assets	32	16,815
Net cash provided by (used in) investing activities	(1,162)	23,384
Cash flows from financing activities:
Borrowings under credit agreements	56,229	72,132
Repayments under credit agreements	(51,430)	(70,894)
Repayment of capital lease obligations	(42)	(24)
Dividend payments	(3,401)	—
Purchase of treasury stock	(2,352)	—
Purchase of restricted stock from employees	—	(163)
Net cash provided by (used in) financing activities	(996)	1,051
Effect of exchange rates on cash and cash equivalents	(493)	(603)
Net increase (decrease) in cash and cash equivalents	(12,724)	852
Cash and cash equivalents, beginning of the period	37,663	33,989
Cash and cash equivalents, end of the period	$24,939	$34,841
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$140	$85
Net cash payments (refunds) during the period for income taxes	$324	$(98)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2015	34,611	$34	$480,816	$(428,287)	$10,292	$(1,675)	$61,180
Net income (loss)	—	—	—	(6,625)	—	—	(6,625)
Other comprehensive income (loss), currency translation adjustments, net of applicable tax	—	—	—	—	(1,164)	—	(1,164)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	(7)	—	(7)
Cash dividends ($0.10 per share)	—	—	—	(3,401)	—	—	(3,401)
Purchase of treasury stock	(948)	—	—	—	—	(2,352)	(2,352)
Stock-based compensation	(52)		1,126	—	—	—	1,126
Balance at June 30, 2016	33,611	$34	$481,942	$(438,313)	$9,121	$(4,027)	$48,757

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Stock Compensation (Topic 718)" ("ASU 2016-09"),  which is intended to simplify several aspects of the accounting for share-based payment award transactions. ASU 2016-09 will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. Early adoption is permitted. The Company is currently evaluating the impact to its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017 and early adoption is permitted only for fiscal years beginning after December 15, 2016. In March, April and May 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU 2016-12 "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" which provide further clarifications to be considered when implementing ASU 2014-09. The Company plans to adopt this guidance on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact to its consolidated financial statements.
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
(in thousands, except share and per share amounts)
(unaudited)

NOTE 4 – DIVESTITURES

Hudson Information Technology (US) business (the "US IT business")

On June 15, 2015, the Company completed the sale (the "US IT Business Sale") of substantially all of the assets (excluding working capital) of its US IT business to Mastech, Inc. (the "Purchaser"). The completion of the US IT Business Sale was effective June 14, 2015. The US IT Business Sale was pursuant to an Asset Purchase Agreement, dated as of May 8, 2015 (the "Agreement"), by and among the Company, Hudson Global Resources Management, Inc., a wholly owned subsidiary of the Company, and the Purchaser. At the closing of the U.S. IT Business Sale, the Company received from the Purchaser pursuant to the Agreement the purchase price of $16,977 in cash. The US IT business pre-tax loss in accordance with ASC No. 205 "Reporting Discontinued Operations" ("ASC 205") for the three and six months ended June 30, 2015 was $266 and $7, respectively.

On the US IT Business Sale, for the six months ended June 30, 2015 the Company recognized a pre-tax gain of $15,938, net of closing and other direct transaction costs. Income tax on the gain was $11. For U.S. Federal income tax purposes, the gain is offset in full by net operating loss carryforwards. For state and local income tax purposes, the gain was mostly offset by net operating loss carryforwards. As the divestiture did not meet the requirements for classification as discontinued operations, the gain on sale is presented as a component of income (loss) from operations.

Netherlands business

On May 7, 2015, the Company entered into a Share Purchase Agreement and completed the sale (the "Netherlands Business Sale") of its Netherlands business to InterBalance Group B.V., effective April 30, 2015, in a management buyout for $9,029, which included cash retained of $1,135. As the divestiture did not reach the thresholds required to qualify as discontinued operations, the operations remain within the Company's continuing operations for all periods presented. The Netherlands pre-tax profit in accordance with ASC 205 for the three and six months ended June 30, 2015 was $17 and $373, respectively.

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

The carrying amounts of the classes of assets and liabilities from the Legal eDiscovery business and Sweden operations included in discontinued operations were as follows:

	June 30, 2016			December 31, 2015
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Total current assets	$38	$—	$38	$49	$32	$81
Total liabilities (a)	$586	$10	$596	$1,439	$4	$1,443

(a) Total liabilities primarily consisted of restructuring liabilities for lease termination payments.

Reported results for the discontinued operations by period were as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Revenue	$—	$—	$—	$—	$6	$6
Gross margin	58	—	58	(192)	6	(186)
Reorganization expenses	(201)	—	(201)	(7)	(23)	(30)
Operating income (loss), excluding gain (loss) from sale of business	247	—	247	(230)	47	(183)
Gain (loss) from sale and liquidation of discontinued operations (1)	—	—	—	12	1,274	1,286
Income (loss) from discontinued operations before income taxes	247	—	247	(218)	1,321	1,103
Provision (benefit) for income taxes	38	—	38	—	—	—
Income (loss) from discontinued operations	$209	$—	$209	$(218)	$1,321	$1,103

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Revenue	$—	$—	$—	$(1)	$6	$5
Gross margin	59	—	59	(103)	6	(97)
Reorganization expenses	(341)	—	(341)	356	(29)	327
Operating income (loss), excluding gain (loss) from sale of business	357	(1)	356	(496)	18	(478)
Other non-operating income (loss), including interest	—	—	—	(8)	—	(8)
Gain (loss) from sale and liquidation of discontinued operations (1)	—	—	—	94	1,274	1,368
Income (loss) from discontinued operations before income taxes	357	(1)	356	(410)	1,292	882
Provision (benefit) for income taxes	64	—	64	(37)	—	(37)
Income (loss) from discontinued operations	$293	$(1)	$292	$(373)	$1,292	$919

(1) During the quarter ended June 30, 2015, the Company deemed the liquidation of its Sweden business to be substantially complete. As such under ASC 830, "Foreign Currency Matters," for the three and six months ended June 30, 2015, the Company transferred the amount of the foreign entity's accumulated foreign currency translation gains and losses from accumulated other comprehensive income to income (loss) from discontinued operations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 6 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	Three Months Ended June 30, 2016
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$72,035	$29,491	$11,541	$113,067
Direct costs (1)	62,956	611	2,661	66,228
Gross margin	$9,079	$28,880	$8,880	$46,839

	Three Months Ended June 30, 2015
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$80,389	$31,873	$10,481	$122,743
Direct costs (1)	69,101	697	2,723	72,521
Gross margin	$11,288	$31,176	$7,758	$50,222

	Six Months Ended June 30, 2016
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$137,890	$56,062	$20,342	$214,294
Direct costs (1)	120,178	1,185	4,830	126,193
Gross margin	$17,712	$54,877	$15,512	$88,101

	Six Months Ended June 30, 2015
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$166,969	$59,979	$20,112	$247,060
Direct costs (1)	142,717	1,182	5,035	148,934
Gross margin	$24,252	$58,797	$15,077	$98,126

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 7 – STOCK-BASED COMPENSATION
Incentive Compensation Plan
The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated May 24, 2016 (the "ISAP"), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors (the "Compensation Committee") will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, restricted stock units and other types of equity-based awards. As determined by the Compensation Committee, equity awards also may be subject to immediate vesting upon the occurrence of certain events following a change in control of the Company. The Company primarily grants restricted stock and restricted stock units to its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On May 24, 2016, the Company's stockholders approved an amendment and restatement of the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 2,400,000 shares. As of June 30, 2016, there were 2,559,784 shares of the Company’s common stock available for future issuance under the ISAP.
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
A summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the six months ended June 30, 2016 was as follows:

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the six months ended June 30, 2016, the Company granted 184,342 restricted stock units to its non-employee directors pursuant to the Director Plan.
For the three and six months ended June 30, 2016 and 2015, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	$5	$—	$10	$—
Restricted stock	220	2,475	460	2,860
Restricted stock units	529	750	656	898
Total	$754	$3,225	$1,126	$3,758

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.
As of June 30, 2016, the Company had approximately $7 of unrecognized stock-based compensation expense related to outstanding unvested stock options. The Company expects to recognize that cost over a weighted average service period of 0.35 years.
Changes in the Company’s stock options for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016		2015
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	206,000	$8.13	756,800	$8.78
Expired/forfeited	(27,500)	15.86	(128,300)	13.66
Options outstanding at June 30,	178,500	$6.94	628,500	$7.79
Options exercisable at June 30,	153,500	$7.67	628,500	$7.79

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Restricted Stock
As of June 30, 2016, the Company had approximately $218 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock. The Company expects to recognize that cost over a weighted average service period of 0.30 years. Restricted stock awards have voting and dividend rights as of the grant date.
Changes in the Company’s restricted stock for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016		2015
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	680,000	$1.60	803,999	$3.00
Granted	—	—	1,090,100	2.12
Vested	—	—	(1,204,398)	2.90
Forfeited	(51,800)	0.79	(189,701)	3.14
Unvested restricted stock at June 30,	628,200	$1.69	500,000	$1.27

Restricted Stock Units
As of June 30, 2016, the Company had approximately $920 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.72 years. Restricted stock units granted to employees have no voting or dividend rights until the awards are vested.
Changes in the Company’s restricted stock units for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016		2015
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	—	$—	119,940	$3.57
Granted	684,342	2.67	320,122	2.50
Vested	(184,342)	2.33	(397,562)	2.75
Forfeited	—	—	(42,500)	3.21
Unvested restricted stock units at June 30,	500,000	$2.79	—	$—

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Defined Contribution Plan and Employer-Matching Contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the "401(k) plan"). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock or cash to the 401(k) plan. Vesting of the Company’s contribution occurs over a five-year period. For the three and six months ended June 30, 2016 and 2015, the Company’s current year expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except otherwise stated)	2016	2015	2016	2015
Expense recognized for the 401(k) plan	$57	$55	$73	$127
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	—	116	—	116
Market value per share of the Company's common stock on contribution date (in dollars)	$—	$2.71	$—	$2.71
Non-cash contribution made for employer matching liability	$—	$314	$—	$314
Cash contribution made for employer-matching liability	$162	$—	$162	$—
Total contribution made for employer-matching liability	$162	$314	$162	$314

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
Effective Tax Rate
The provision for income taxes for the six months ended June 30, 2016 was $482 on a pre-tax loss from continuing operations of $6,435, compared to a provision for income taxes of $331 on pre-tax income from continuing operations of $6,451 for the same period in 2015. The Company’s effective income tax rate was negative 7.5% and positive 5.1% for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions. For the six months ended June 30, 2015, the effective tax rate differed from the U.S. Federal statutory rate of 35% due to the foreign tax exemptions applicable to gains on sale or exit of businesses, the inability of the Company to recognize tax benefits on losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.
Uncertain Tax Positions
As of June 30, 2016 and December 31, 2015, the Company had $2,240 and $2,279, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $563 and $536 as of June 30, 2016 and December 31, 2015, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statement of Operations and totaled to a provision of $11 and $34 for the six months ended June 30, 2016 and 2015, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of June 30, 2016, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2012
Majority of U.S. state and local jurisdictions	2011
United Kingdom	2014
Australia	2011
Majority of other non-U.S. jurisdictions	2010
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of June 30, 2016, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $200 to $500 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

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
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings (loss) per share ("EPS"):
EPS - basic and diluted:
Income (loss) from continuing operations	$(0.10)	$0.38	$(0.21)	$0.18
Income (loss) from discontinued operations	0.01	0.03	0.01	0.03
Net income (loss)	$(0.09)	$0.41	$(0.20)	$0.21
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(3,347)	$12,774	$(6,917)	$6,120
Income (loss) from discontinued operations	209	1,103	292	919
Net income (loss)	$(3,138)	$13,877	$(6,625)	$7,039
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	33,252	33,525	33,434	33,296
Common stock equivalents: stock options and other stock-based awards (a)	—	—	—	—
Weighted average number of common stock outstanding - diluted	33,252	33,525	33,434	33,296

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2016 and 2015 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Unvested restricted stock	330,000	500,000	330,000	500,000
Unvested restricted stock units	39,458	—	39,458	—
Stock options	178,500	628,500	178,500	628,500
Total	547,958	1,128,500	547,958	1,128,500

NOTE 10 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
Included under the caption "Prepaid and other":
Client guarantees	$128	$118
Other	113	110
Total amount under the caption "Prepaid and other"	$241	$228
Included under the caption "Other assets":
Collateral accounts	$558	$229
Rental deposits	416	480
Total amount under the caption "Other assets"	$974	$709
Total restricted cash	$1,215	$937

Collateral accounts primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy and an outstanding letter of credit in the U.S. The rental deposits with banks include amounts held as guarantees from subtenants in the U.K. Client guarantees were held in banks in Belgium as deposits for various client projects. Other primarily includes bank guarantee for licensing in Switzerland.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 11 – PROPERTY AND EQUIPMENT, NET
As of June 30, 2016 and December 31, 2015, property and equipment, net, was as follows:

	June 30, 2016	December 31, 2015
Computer equipment	$6,224	$5,911
Furniture and equipment	1,968	2,668
Capitalized software costs	17,686	17,946
Leasehold improvements	14,656	15,522
	40,534	42,047
Less: accumulated depreciation and amortization	33,149	34,119
Property and equipment, net	$7,385	$7,928

The Company had expenditures of approximately $603 and $513 for acquired property and equipment, mainly consisting of software, furniture and fixtures and leasehold improvements, which had not been placed in service as of June 30, 2016 and December 31, 2015, respectively. Depreciation expense is not recorded for such assets until they are placed in service.
Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 and the non-current portion of the capital lease obligations are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015. A summary of the Company’s equipment acquired under capital lease agreements were as follows:

	June 30, 2016	December 31, 2015
Capital lease obligation, current	$65	$62
Capital lease obligation, non-current	$190	$229

NOTE 12 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption "Other Assets" in the accompanying Condensed Consolidated Balance Sheets, as of June 30, 2016 and December 31, 2015. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd. The goodwill is recorded in the Asia Pacific segment.

Carrying Value
2016
Goodwill, January 1,	$1,938
Currency translation	(43)
Goodwill, June 30,	$1,895

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

For the six months ended June 30, 2016, restructuring charges associated with these initiatives primarily included employee separation costs in Europe and Asia Pacific and lease termination payments for rationalized offices in Europe under the 2016 Exit Plan and Previous Plans. Business reorganization expenses for the three and six months ended June 30, 2016 and 2015 by plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Previous Plans	$60	$1,972	$283	$3,315
2016 Exit Plan	84	—	498	—
Total reorganization expenses in continuing operations	$144	$1,972	$781	$3,315

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to the 2016 Exit Plan and Previous Plans that were incurred or recovered during the six months ended June 30, 2016 in continuing operations. The amounts in the "Changes in Estimate" and "Additional Charges" columns are classified as business reorganization expenses in the Company’s Condensed Consolidated Statement of Operations. Amounts in the "Payments" column represent primarily the cash payments associated with the 2016 Exit Plan and Previous Plans. Changes in the accrued business reorganization expenses for the six months ended June 30, 2016 were as follows:

	December 31, 2015	Changes in Estimate	Additional Charges	Payments	June 30, 2016
Lease termination payments	$2,970	$215	$190	$(769)	$2,606
Employee termination benefits	1,186	(40)	305	(937)	514
Other associated costs	208	(17)	127	(318)	—
Total	$4,364	$158	$622	$(2,024)	$3,120

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $111 and $109 as of June 30, 2016 and December 31, 2015, respectively.
Costs Associated with Termination
As previously disclosed, in May 2015, the Company incurred compensation and benefits obligations to its former Chairman and Chief Executive Officer, Manuel Marquez, under his employment agreement, dated March 7, 2011, in connection with the Company providing Mr. Marquez notice of non-renewal of his employment agreement, which is treated as a termination without cause. The Company had accrued $747 as of March 31, 2016 in connection with compensation and benefits Mr. Marquez was entitled to upon a termination without cause, subject to his execution of a release. Mr. Marquez did not agree with the Company’s treatment of compensation and benefits under his employment agreement and, in August 2015, filed an arbitration claim against the Company for additional amounts of up to approximately $2,000 and reimbursement of his legal fees.
     On May 27, 2016, the arbitrator issued his decision on Mr. Marquez’s claim and awarded Mr. Marquez approximately $1,800 in additional compensation and benefits and approximately $700 toward the reimbursement of a portion of his legal fees incurred pursuing his claim, $265 of which legal fees the Company had previously paid by March 31, 2016. For the three and six months ended June 30, 2016, the Company recorded an additional charge of $2,514 and $3,025, respectively for the resolution of this arbitration.

Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The asset retirement obligations are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Total asset retirement obligations	$1,971	$1,962

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 15 – CREDIT AGREEMENTS

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary ("U.K. Borrower") entered into a receivables finance agreement for an asset-based lending funding facility (the "Lloyds Agreement") with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, "Lloyds"). The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $19,967 (£15,000). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operations ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $15,973 (£12,000) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $3,993 (£3,000) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post-tax profits; and (4) at the end of each month, there must be a minimum excess availability of $2,662 (£2,000).
The details of the Lloyds Agreement as of June 30, 2016 were as follows:

June 30, 2016
Borrowing capacity	$8,607
Less: outstanding borrowing	—
Additional borrowing availability	$8,607
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of June 30, 2016.

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

The Finance Agreement provides a bank guarantee facility of up to $2,235 (AUD 3,000) for Hudson Australia and Hudson New Zealand. The Finance Agreement matures and becomes due and payable on October 27, 2018. A fee equal to 1.5% per annum will be charged on each bank guarantee issued under the Finance Agreement. The Finance Agreement bears a fee, payable semiannually in arrears, equal to 0.3% per annum of NAB’s commitment under the Finance Agreement.

The Australian Receivables Agreement provides a receivables facility of up to $18,625 (AUD 25,000) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $2,980 (AUD 4,000) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 (AUD 6) per month.

The New Zealand Receivables Agreement provides a receivables facility of up to $3,568 (NZD 5,000) for Hudson New Zealand, which is based on an agreed percentage of eligible accounts receivable. The New Zealand Receivables Agreement does not have a stated maturity date and can be terminated by Hudson New Zealand or BNZ upon 90 days written notice. Borrowings under the New Zealand Receivables Agreement may be made with an interest rate based on a market rate. The New Zealand Receivables Agreement bears a fee, payable monthly in advance, equal to $1 (NZD 1) per month.

The details of the Finance Agreement, Australian Receivables Agreement and New Zealand Receivables Agreement as of June 30, 2016 were as follows:

June 30, 2016
Finance Agreement:
Financial guarantee capacity	$2,235
Less: outstanding financial guarantees	(1,852)
Additional availability for financial guarantees	$383
Interest rates on outstanding financial guarantees	1.80%

Australian Receivables Agreement:
Borrowing capacity	$14,853
Less: outstanding borrowing	(7,163)
Additional borrowing availability	$7,690
Interest rates on outstanding borrowing	3.40%

New Zealand Receivables Agreement:
Borrowing capacity	$2,263
Less: outstanding borrowing	—
Additional borrowing availability	$2,263
Interest rates on outstanding borrowing	4.38%

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

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of June 30, 2016.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. The Belgium subsidiary has a $1,111 (€1,000) overdraft facility. Borrowings under the Belgium arrangement may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate was 2.75% as of June 30, 2016. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $148 (SGD 200) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on June 30, 2016. The

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium and Singapore lending agreements as of June 30, 2016.
The average aggregate monthly outstanding borrowings under the Lloyds Agreement, NAB Facility Agreement and the credit agreements in Belgium and Singapore were $8,187 for the six months ended June 30, 2016. The weighted average interest rate on all outstanding borrowings for the six months ended June 30, 2016 was 3.56%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	June 30,	December 31,
	2016	2015
Foreign currency translation adjustments	$8,995	$10,159
Pension plan obligations	126	133
Accumulated other comprehensive income (loss)	$9,121	$10,292

As a result of the sale of the Netherlands business and substantially complete liquidation of certain foreign owned entities, the net foreign currency translation loss transferred from accumulated other comprehensive income and included in determining net income (loss) was $0 and $299 for the three and six months ended June 30, 2016 and 2015, respectively. See Note 4 and 5 regarding the substantially complete liquidation of certain foreign owned entities and the sale of the Netherlands business.

NOTE 17 – STOCKHOLDERS' EQUITY

 In December 2015, the Company's Board of Directors determined that the Company intends to pay a regular, quarterly cash dividend on its common stock. The Company's Board of Directors declared a cash dividend of $0.05 per share paid on June 24, 2016 to shareholders of record as of June 14, 2016. Prior to that, a cash dividend of $0.05 per share was paid on March 25, 2016 to shareholders of record as of March 15, 2016. As a result, for the three and six months ended June 30, 2016, the Company paid $1,688 and $3,401, respectively, in dividends to shareholders. The cash dividend payments are applied to accumulated deficit.

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the three and six months ended June 30, 2016, the Company repurchased 582,510 and 948,623 shares for a total cost of $1,366 and $2,352, respectively. As of June 30, 2016, under the July 30, 2015 authorization, the Company had repurchased 1,476,257 shares for a total cost of $3,738.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Elimination	Total
For The Three Months Ended June 30, 2016
Revenue, from external customers	$3,661	$62,039	$47,367	$—	$—	$113,067
Inter-segment revenue	(22)	(1)	86	—	(63)	—
Total revenue	$3,639	$62,038	$47,453	$—	$(63)	$113,067
Gross margin, from external customers	$3,180	$22,416	$21,243	$—	$—	$46,839
Inter-segment gross margin	(25)	(62)	87	—	—	—
Total gross margin	$3,155	$22,354	$21,330	$—	$—	$46,839
Business reorganization expenses (recovery)	$(22)	$77	$109	$(20)	$—	$144
EBITDA (loss) (a)	$(178)	$575	$1,553	$(3,583)	$—	$(1,633)
Depreciation and amortization	8	435	193	169	—	805
Intercompany interest income (expense), net	—	—	(58)	58	—	—
Interest income (expense), net	—	(88)	(9)	(4)	—	(101)
Income (loss) from continuing operations before income taxes	$(186)	$52	$1,293	$(3,698)	$—	$(2,539)

For The Six Months Ended June 30, 2016
Revenue, from external customers	$7,498	$113,110	$93,686	$—	$—	$214,294
Inter-segment revenue	(22)	—	147	—	(125)	—
Total revenue	$7,476	$113,110	$93,833	$—	$(125)	$214,294
Gross margin, from external customers	$6,520	$41,187	$40,394	$—	$—	$88,101
Inter-segment gross margin	(25)	(121)	146	—	—	—
Total gross margin	$6,495	$41,066	$40,540	$—	$—	$88,101
Gain on sale and exit of businesses	$—	$—	$—	$—	$—	$—
Business reorganization expenses (recovery)	$(38)	$274	$593	$(48)	$—	$781
EBITDA (loss) (a)	$(15)	$(656)	$1,223	$(5,339)	$—	$(4,787)
Depreciation and amortization	31	838	376	248	—	1,493
Intercompany interest income (expense), net	—	—	(115)	115	—	—
Interest income (expense), net	—	(128)	(23)	(4)	—	(155)
Income (loss) from continuing operations before income taxes	$(46)	$(1,622)	$709	$(5,476)	$—	$(6,435)

As of June 30, 2016
Accounts receivable, net	$2,637	$35,272	$29,459	$—	$—	$67,368
Long-lived assets, net of accumulated depreciation and amortization	$20	$7,323	$1,506	$516	$—	$9,365
Total assets	$5,793	$55,990	$51,663	$2,482	$—	$115,928

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended June 30, 2015
Revenue, from external customers	$10,183	$57,374	$55,186	$—	$—	$122,743
Inter-segment revenue	—	—	231	—	(231)	—
Total revenue	$10,183	$57,374	$55,417	$—	$(231)	$122,743
Gross margin, from external customers	$5,081	$23,819	$21,322	$—	$—	$50,222
Inter-segment gross margin	(2)	(207)	209	—	—	—
Total gross margin	$5,079	$23,612	$21,531	$—	$—	$50,222
Gain on sale and exit of businesses	$15,938	$—	$4,067	$—	$—	$20,005
Business reorganization expenses (recovery)	$(5)	$325	$520	$1,220	$—	$2,060
EBITDA (loss) (a)	$15,444	$(630)	$3,449	$(3,686)	$—	$14,577
Depreciation and amortization	106	572	219	77	—	974
Intercompany interest income (expense), net	—	—	(138)	134	4	—
Interest income (expense), net	(310)	(42)	(14)	(3)	—	(369)
Income (loss) from continuing operations before income taxes	$15,028	$(1,244)	$3,078	$(3,632)	$4	$13,234

For The Six Months Ended June 30, 2015
Revenue, from external customers	$21,161	$110,514	$115,385	$—	$—	$247,060
Inter-segment revenue	—	—	246	—	(246)	—
Total revenue	$21,161	$110,514	$115,631	$—	$(246)	$247,060
Gross margin, from external customers	$9,702	$44,697	$43,727	$—	$—	$98,126
Inter-segment gross margin	(9)	(239)	248	—	—	—
Total gross margin	$9,693	$44,458	$43,975	$—	$—	$98,126
Gain on sale and exit of businesses	$15,938	$—	$4,067	$—	$—	$20,005
Business reorganization expenses (recovery)	$417	$333	$1,400	$1,253	$—	$3,403
EBITDA (loss) (a)	$13,814	$173	$1,298	$(6,300)	$—	$8,985
Depreciation and amortization	208	1,243	446	188	—	2,085
Intercompany interest income (expense), net	—	—	(268)	268	—	—
Interest income (expense), net	(344)	(83)	(19)	(3)	—	(449)
Income (loss) from continuing operations before income taxes	$13,262	$(1,153)	$565	$(6,223)	$—	$6,451

As of June 30, 2015
Accounts receivable, net	$7,155	$30,383	$37,973	$—	$—	$75,511
Long-lived assets, net of accumulated depreciation and amortization	$443	$7,090	$1,973	$755	$—	$10,261
Total assets	$9,202	$49,717	$58,580	$19,751	$—	$137,250

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the six months ended June 30, 2016 and 2015 and long-lived assets and net assets by geographic area as of June 30, 2016 and 2015 were as follows:

	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended June 30, 2016
Revenue (a)	$32,464	$47,882	$3,462	$14,903	$14,157	$199	$113,067
For The Three Months Ended June 30, 2015
Revenue (a)	$39,640	$41,340	$10,022	$15,547	$16,033	$161	$122,743
For The Six Months Ended June 30, 2016
Revenue (a)	$66,661	$87,014	$7,096	$27,026	$26,095	$402	$214,294
For The Six Months Ended June 30, 2015
Revenue (a)	$77,980	$80,381	$20,849	$37,405	$30,133	$312	$247,060
As of June 30, 2016
Long-lived assets, net of accumulated depreciation and amortization (b)	$1,317	$4,268	$544	$180	$3,056	$—	$9,365
Net assets	$14,221	$9,450	$2,037	$8,987	$14,141	$(79)	$48,757
As of June 30, 2015
Long-lived assets, net of accumulated depreciation and amortization (b)	$1,874	$4,473	$1,191	$90	$2,617	$16	$10,261
Net assets	$17,205	$11,309	$18,902	$9,079	$12,172	$(52)	$68,615

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
Financial Performance
The Company achieved mixed financial performance for the second quarter of 2016 in most of the major markets in which it operates. On a constant currency basis, for the three months ended June 30, 2016, revenue and gross margin declined by $5.0 million and $1.9 million, or 4.2% and 4.0%, respectively, compared to the same period in 2015. A primary driver of the decline was the prior year divestitures of the Netherlands, US IT, Luxembourg and Central and Eastern Europe businesses. The following table reconciles the change in reported revenue and gross margin for the quarter:

	Three Months Ended June 30, 2016
$ in thousands	Change in Revenue on a Constant Currency Basis	Change in Gross Margin on a Constant Currency Basis
Netherlands decrease	$(3,201)	$(654)
US IT business decrease	(6,227)	(1,614)
Luxembourg decrease	(51)	—
Retained businesses increase	4,470	338
Reported change	$(5,009)	$(1,930)

The Company experienced an overall increase in revenue and gross margin for its retained businesses in the second quarter of 2016 on a constant currency basis. This was driven by increases in revenue in Australia and Belgium as the Company continued to see strong recruitment and RPO results in these markets. These increases were partially offset by revenue declines in the U.K. and China.

The following is a summary of the highlights for the three and six months ended June 30, 2016 and 2015. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment including the impact of the divestitures discussed above.

•	Revenue was $113.1 million for the three months ended June 30, 2016, compared to $122.7 million for the same period in 2015, a decrease of $9.7 million, or 7.9%.

◦
On a constant currency basis, the Company's revenue decreased $5.0 million, or 4.2%, mainly due to decreases of $4.8 million in contracting revenue (down 6.2% compared to the same period in 2015) and $1.4 million in permanent recruitment revenue (down 4.5% compared to the same period in 2015) partially offset by an increase of $1.2 million in talent management revenue (up 12.2% compared to the same period in 2015).

•	Revenue was $214.3 million for the six months ended June 30, 2016, compared to $247.1 million for the same period in 2015, a decrease of $32.8 million, or 13.3%.

◦
On a constant currency basis, the Company's revenue decreased $22.0 million, or 9.3%, mainly due to decreases of $20.9 million in contracting revenue (down 13.2% compared to the same period in 2015) and $1.7 million in permanent recruitment revenue (down 3.0% compared to the same period in 2015) partially offset by an increase of $0.9 million in talent management revenue (up 4.9% compared to the same period in 2015).

•	Gross margin was $46.8 million for the three months ended June 30, 2016, compared to $50.2 million for the same period in 2015, a decrease of $3.4 million, or 6.7%.

◦
On a constant currency basis, gross margin decreased $1.9 million, or 4.0%, mainly due to decreases of $1.8 million in temporary recruitment gross margin (down 16.4% compared to the same period in 2015) and $1.3 million in permanent recruitment gross margin (down 4.4% compared to the same period in 2015) partially offset by an increase of $1.2 million in talent management gross margin (up 16.1% compared to the same period in 2015).

•	Gross margin was $88.1 million for the six months ended June 30, 2016, compared to $98.1 million for the same period in 2015, a decrease of $10.0 million, or 10.2%.

Index

◦
On a constant currency basis, gross margin decreased $6.6 million, or 6.9%, mainly due to decreases of $5.5 million in temporary recruitment gross margin (down 23.7% compared to the same period in 2015) and $1.8 million in permanent recruitment gross margin (down 3.2% compared to the same period in 2015) partially offset by an increase of $1.0 million in talent management gross margin (up 7.1% compared to the same period in 2015).

•
Selling, general and administrative expenses and other non-operating income (expense) ("SG&A and Non-Op") were $48.3 million for the three months ended June 30, 2016, compared to $53.6 million for the same period in 2015, a decrease of $5.3 million, or 9.8%.

◦
On a constant currency basis, SG&A and Non-Op decreased $3.8 million, or 7.3%. SG&A and Non-Op, as a percentage of revenue, were 42.7% for the three months ended June 30, 2016, compared to 44.2% for the same period in 2015.

•	SG&A and Non-Op were $92.1 million for the six months ended June 30, 2016, compared to $105.7 million for the same period in 2015, a decrease of $13.6 million, or 12.9%.

◦
On a constant currency basis, SG&A and Non-Op decreased $9.9 million, or 9.7%. SG&A and Non-Op, as a percentage of revenue, were 43.0% for the six months ended June 30, 2016, compared to 43.2% for the same period in 2015.

•
Business reorganization expenses were $0.1 million for the three months ended June 30, 2016, compared to $2.1 million for the same period in 2015, a decrease of approximately $1.9 million. On a constant currency basis, business reorganization expenses decreased $1.9 million.

•
Business reorganization expenses were $0.8 million for the six months ended June 30, 2016, compared to $3.4 million for the same period in 2015, a decrease of approximately $2.6 million. On a constant currency basis, business reorganization expenses decreased $2.6 million.

•
EBITDA loss was $1.6 million for the three months ended June 30, 2016, compared to EBITDA of $14.6 million for the same period in 2015, a decrease in EBITDA of $16.2 million. On a constant currency basis, EBITDA decreased $16.2 million.

•
EBITDA loss was $4.8 million for the six months ended June 30, 2016, compared to EBITDA of $9.0 million for the same period in 2015, a decrease in EBITDA of $13.8 million. On a constant currency basis, EBITDA decreased $14.1 million.

•
Net loss was $3.1 million for the three months ended June 30, 2016, compared to net income of $13.9 million for the same period in 2015, a decrease in net income of $17.0 million. On a constant currency basis, net income decreased $17.1 million.

•
Net loss was $6.6 million for the six months ended June 30, 2016, compared to net income of $7.0 million for the same period in 2015, a decrease in net income of $13.7 million. On a constant currency basis, net income decreased $14.1 million.

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and six months ended June 30, 2016 and 2015.

Index

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015			2016	2015
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Hudson Americas	$3,661	$10,183	$(8)	$10,175	$7,498	$21,161	$(22)	$21,139
Hudson Asia Pacific	62,039	57,374	(2,493)	54,881	113,110	110,514	(6,139)	104,375
Hudson Europe	47,367	55,186	(2,166)	53,020	93,686	115,385	(4,629)	110,756
Total	$113,067	$122,743	$(4,667)	$118,076	$214,294	$247,060	$(10,790)	$236,270
Gross margin:
Hudson Americas	$3,180	$5,081	$(8)	$5,073	$6,520	$9,702	$(22)	$9,680
Hudson Asia Pacific	22,416	23,820	(1,017)	22,803	41,187	44,697	(2,240)	42,457
Hudson Europe	21,243	21,321	(428)	20,893	40,394	43,727	(1,189)	42,538
Total	$46,839	$50,222	$(1,453)	$48,769	$88,101	$98,126	$(3,451)	$94,675
SG&A and Non-Op (a):
Hudson Americas	$3,354	$5,580	$(12)	$5,568	$6,548	$11,392	$(38)	$11,354
Hudson Asia Pacific	21,706	23,916	(953)	22,963	41,450	43,949	(2,350)	41,599
Hudson Europe	19,661	21,630	(478)	21,152	38,718	45,344	(1,356)	43,988
Corporate	3,607	2,464	—	2,464	5,391	5,058	—	5,058
Total	$48,328	$53,590	$(1,443)	$52,147	$92,107	$105,743	$(3,744)	$101,999
Business reorganization expenses:
Hudson Americas	$(22)	$(5)	$—	$(5)	$(38)	$417	$—	$417
Hudson Asia Pacific	77	325	(19)	306	274	333	(20)	313
Hudson Europe	109	520	1	521	593	1,400	(31)	1,369
Corporate	(20)	1,220	—	1,220	(48)	1,253	(1)	1,252
Total	$144	$2,060	$(18)	$2,042	$781	$3,403	$(52)	$3,351
Gain (loss) on sale and exit of businesses:
Hudson Americas	$—	$15,938	$—	$15,938	$—	$15,938	$—	$15,938
Hudson Asia Pacific	—	—	—	—	—	—	—	—
Hudson Europe	—	4,067	(8)	4,059	—	4,067	(8)	4,059
Corporate	—	—	—	—	—	—	—	—
Total	$—	$20,005	$(8)	$19,997	$—	$20,005	$(8)	$19,997
Operating income (loss):
Hudson Americas	$(76)	$15,130	$—	$15,130	$129	$13,701	$5	$13,706
Hudson Asia Pacific	626	391	(66)	325	(208)	604	164	768
Hudson Europe	1,918	3,615	63	3,678	1,679	2,483	182	2,665
Corporate	(4,893)	(5,493)	—	(5,493)	(7,730)	(9,861)	—	(9,861)
Total	$(2,425)	$13,643	$(3)	$13,640	$(6,130)	$6,927	$351	$7,278
Net income (loss), consolidated	$(3,138)	$13,877	$59	$13,936	$(6,625)	$7,039	$457	$7,496
EBITDA (loss) from continuing operations (b):
Hudson Americas	$(178)	$15,444	$(4)	$15,440	$(15)	$13,814	$25	$13,839
Hudson Asia Pacific	575	(630)	(31)	(661)	(656)	173	130	303
Hudson Europe	1,553	3,449	34	3,483	1,223	1,298	180	1,478
Corporate	(3,583)	(3,686)	—	(3,686)	(5,339)	(6,300)	—	(6,300)
Total	$(1,633)	$14,577	$(1)	$14,576	$(4,787)	$8,985	$335	$9,320

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2016	2015	2016	2015
Net income (loss)	$(3,138)	$13,877	$(6,625)	$7,039
Adjustment for income (loss) from discontinued operations, net of income taxes	209	1,103	292	919
Income (loss) from continuing operations	$(3,347)	$12,774	$(6,917)	$6,120
Adjustments to net income (loss) from continuing operations
Provision for (benefit from) income taxes	808	460	482	331
Interest expense, net	101	369	155	449
Depreciation and amortization expense	805	974	1,493	2,085
Total adjustments from net income (loss) to EBITDA (loss)	1,714	1,803	2,130	2,865
EBITDA (loss) from continuing operations	$(1,633)	$14,577	$(4,787)	$8,985

Index

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin as a percentage of revenue for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015			2016	2015
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Revenue:
Hudson Americas	$382	$6,653	$1	$6,654	$747	$14,692	$1	$14,693
Hudson Asia Pacific	43,626	36,868	(1,617)	35,251	79,338	72,544	(4,312)	68,232
Hudson Europe	28,027	36,868	(1,941)	34,927	57,805	79,733	(3,885)	75,848
Total	$72,035	$80,389	$(3,557)	$76,832	$137,890	$166,969	$(8,196)	$158,773
Gross margin:
Hudson Americas	$77	$1,656	$—	$1,656	$122	$3,447	$1	$3,448
Hudson Asia Pacific	5,176	4,772	(207)	4,565	9,549	9,350	(549)	8,801
Hudson Europe	3,826	4,860	(224)	4,636	8,041	11,455	(501)	10,954
Total	$9,079	$11,288	$(431)	$10,857	$17,712	$24,252	$(1,049)	$23,203
Gross margin as a percentage of revenue:
Hudson Americas	20.2%	24.9%	N/A	24.9%	16.3%	23.5%	N/A	23.5%
Hudson Asia Pacific	11.9%	12.9%	N/A	12.9%	12.0%	12.9%	N/A	12.9%
Hudson Europe	13.7%	13.2%	N/A	13.3%	13.9%	14.4%	N/A	14.4%
Total	12.6%	14.0%	N/A	14.1%	12.8%	14.5%	N/A	14.6%

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

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Revenue	$3.7	$10.2	$(6.5)	(64.0)%	$7.5	$21.2	$(13.7)	(64.6)%

For the three months ended June 30, 2016, temporary contracting revenue decreased $6.3 million, or 94.3%, as compared to the same period in 2015. The decrease in temporary contracting revenue was directly attributable to the divestiture of the Company's US IT business in June 2015. For the three months ended June 30, 2016, permanent recruitment revenue decreased $0.3 million, or 7.7%, as a result of a decline in RPO, as compared to the same period in 2015. The decline in RPO revenue was due mainly to the end of a large project that was completed in June 2015.

For the six months ended June 30, 2016, temporary contracting revenue decreased $13.9 million, or 94.9%, as compared to the same period in 2015. The decrease in temporary contracting revenue was directly attributable to the divestiture of the Company's US IT business in June 2015. For the six months ended June 30, 2016, permanent recruitment revenue increased $0.3 million, or 4.1%, as a result of growth in RPO, as compared to the same period in 2015.
Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Gross margin	$3.2	$5.1	$(1.9)	(37.4)%	$6.5	$9.7	$(3.2)	(32.8)%
Gross margin as a percentage of revenue	86.9%	49.9%	N/A	N/A	87.0%	45.8%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	20.2%	24.9%	N/A	N/A	16.3%	23.5%	N/A	N/A

For the three months ended June 30, 2016, temporary contracting gross margin decreased $1.6 million, or 95.4%, as compared to the same period in 2015. Temporary contracting gross margin decreased due to the divestiture of the Company's US IT business in June 2015. Permanent recruitment gross margin decreased $0.3 million, or 10.0%, as a result of a decline in RPO, as compared to the same period in 2015. The decline in RPO gross margin was due mainly to the factors discussed above for revenue.

For the six months ended June 30, 2016, temporary contracting gross margin decreased $3.3 million, or 96.5%, as compared to the same period in 2015. Temporary contracting gross margin decreased due to the divestiture of the Company's US IT business in June 2015. Permanent recruitment gross margin remained flat, as compared to the same period in 2015.

For the three months ended June 30, 2016, total gross margin as a percentage of revenue was 86.9%, as compared to 49.9% for the same period in 2015. For the six months ended June 30, 2016, total gross margin as a percentage of revenue was 87.0%, as compared to 45.8% for the same period in 2015. The increase in total gross margin as a percentage of revenue was principally due to the divestiture of the Company's US IT business in June 2015.

Index

SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
SG&A and Non-Op	$3.4	$5.6	$(2.2)	(39.9)%	$6.5	$11.4	$(4.8)	(42.5)%
SG&A and Non-Op as a percentage of revenue	91.6%	54.8%	N/A	N/A	87.3%	53.8%	N/A	N/A

For the three months ended June 30, 2016, SG&A and Non-Op decreased $2.2 million, or 39.9%, as compared to the same periods in 2015 due to lower sales and administrative costs as a result of the prior year divestiture of the US IT business and lower support costs. The decline was also driven by the change in control stock-based compensation expense of $0.4 million recorded in June 2015.
For the six months ended June 30, 2016, SG&A and Non-Op decreased $4.8 million, or 42.5%, as compared to the same period in 2015 due to the factors described above.

Business Reorganization Expenses

For the three months ended June 30, 2016, business reorganization expenses were approximately $0.0 million, as compared to $0.0 million for the same period in 2015. For the six months ended June 30, 2016, business reorganization expenses were $0.0 million as compared to $0.4 million for the same period in 2015.
Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Operating income (loss)	$(0.1)	$15.1	$(15.2)	(a)	$0.1	$13.7	$(13.6)	(a)
EBITDA (loss)	$(0.2)	$15.4	$(15.6)	(a)	$—	$13.8	$(13.8)	(a)
EBITDA (loss) as a percentage of revenue	(4.9)%	151.7%	N/A	N/A	(0.2)%	65.3%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended June 30, 2016, EBITDA loss was $0.2 million, or 4.9% of revenue, as compared to EBITDA of $15.4 million, or 151.7% of revenue, for the same period in 2015. For the six months ended June 30, 2016, EBITDA loss was $0.0 million, or 0.2% of revenue, as compared to EBITDA of $13.8 million, or 65.3% of revenue, for the same period in 2015. The decline in EBITDA for the three and six months ended June 30, 2016, was principally due to the prior year gain on sale of the U.S. IT Business of $15.9 million.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Revenue	$62.0	$54.9	$7.2	13.0%	$113.1	$104.4	$8.7	8.4%

For the three months ended June 30, 2016, temporary contracting revenue increased $8.4 million, or 23.8%, as compared to the same period in 2015. For the three months ended June 30, 2016, permanent recruitment revenue decreased $1.2 million, or 7.8%, as compared to the same period in 2015.

In Australia, revenue increased $8.3 million, or 21.1%, for the three months ended June 30, 2016, as compared to the same period in 2015. The increase was primarily in temporary contracting revenue, which increased $7.5 million, or 25.3%, for the three months ended June 30, 2016, as compared to the same period in 2015. The increases in temporary contracting revenue for the three months ended June 30, 2016 were in the Company's financial services, technical & engineering, office support and public sector practices partially offset by a decline in RPO. The decline in RPO was due mainly to the end of a large, high-volume, low-margin RPO contracting project in 2015.

In Asia, revenue decreased $2.2 million, or 24.3%, for the three months ended June 30, 2016, as compared to the same period in 2015. The decrease in Asia was primarily in China.

For the six months ended June 30, 2016, temporary contracting revenue increased $11.1 million, or 16.3%, as compared to the same period in 2015. For the six months ended June 30, 2016, permanent recruitment revenue decreased $1.9 million, or 6.5%, as compared to the same period in 2015.

In Australia, revenue increased $11.1 million, or 14.7%, for the six months ended June 30, 2016, as compared to the same period in 2015. The increase was primarily in temporary contracting revenue, which increased $9.8 million, or 17.0%, for the six months ended June 30, 2016, as compared to the same period in 2015. The increases in temporary contracting revenue for the six months ended June 30, 2016 were a result of the same factors noted above. The decline in RPO was due mainly to the end of a large, high-volume, low-margin RPO contracting project in 2015.

In Asia, revenue decreased $3.8 million, or 22.8%, for the six months ended June 30, 2016, as compared to the same period in 2015. The decrease in Asia was primarily in China.

Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Gross margin	$22.4	$22.8	$(0.4)	(1.7)%	$41.2	$42.5	$(1.3)	(3.0)%
Gross margin as a percentage of revenue	36.1%	41.5%	N/A	N/A	36.4%	40.7%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	11.9%	12.9%	N/A	N/A	12.0%	12.9%	N/A	N/A

Index

For the three months ended June 30, 2016, permanent recruitment gross margin decreased $1.1 million, or 7.3%, as compared to the same period in 2015. The decline was partially offset by increases in temporary contracting and talent management gross margin of $0.6 million and $0.4 million, or 13.4% and 15.0%, respectively, for the three months ended June 30, 2016, as compared to the same period in 2015.

In Australia, gross margin increased $1.7 million, or 13.4%, for the three months ended June 30, 2016, as compared to the same period in 2015. The increase was primarily in permanent recruitment and temporary contracting increasing $1.1 million and $0.6 million, or 17.9% and 16.7%, respectively, for the three months ended June 30, 2016, as compared to the same period in 2015.

In Asia, gross margin declined $2.3 million, or 26.5%, for the three months ended June 30, 2016, as compared to the same period in 2015. The decrease in Asia was primarily in China.

For the six months ended June 30, 2016, permanent recruitment gross margin decreased $1.8 million, or 6.2%, as compared to the same period in 2015. The decline was partially offset by increases in temporary contracting and talent management gross margin of $0.7 million and $0.1 million, or 8.5% and 2.5%, respectively, for the six months ended June 30, 2016, as compared to the same period in 2015.

In Australia, gross margin increased $2.3 million, or 9.8%, for the six months ended June 30, 2016, as compared to the same period in 2015. The increase was primarily in permanent recruitment and temporary contracting increasing $2.0 million and $0.8 million, or 17.4% and 10.4%, respectively, for the six months ended June 30, 2016, as compared to the same period in 2015.

In Asia, gross margin declined $3.9 million, or 24.4%, for the six months ended June 30, 2016, as compared to the same period in 2015. The decrease in Asia was primarily in China.

Total gross margin as a percentage of revenue was 36.1% for the three months ended June 30, 2016, as compared to 41.5% for the same period in 2015. Total gross margin as a percentage of revenue was 36.4% for the six months ended June 30, 2016, as compared to 40.7% for the same period in 2015. The decrease in total gross margin as a percentage of revenue for the three and six months ended June 30, 2016 resulted from an increase in the percentage of lower margin temporary contracting revenue compared to total revenue and a decline in the temporary contracting gross margin as a percentage of temporary contract revenue as compared to the same period in 2015.
SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$21.7	$23.0	$(1.3)	(5.5)%	$41.5	$41.6	$(0.1)	(0.4)%
SG&A and Non-Op as a percentage of revenue	35.0%	41.8%	N/A	N/A	36.6%	39.9%	N/A	N/A

For the three months ended June 30, 2016, SG&A and Non-Op decreased $1.3 million, or 5.5%, as compared to the same period in 2015. For the six months ended June 30, 2016, SG&A and Non-Op decreased $0.1 million, or 0.4%, as compared to the same period in 2015. The decline was primarily due to lower allocated corporate administrative charges and stock-based compensation expense. The decline in stock-based compensation expense was primarily driven by the prior year change in control stock-based compensation expense of $0.6 million recorded in June 2015.

For the three months ended June 30, 2016, SG&A and Non-Op, as a percentage of revenue, was 35.0%, as compared to 41.8% for the same period in 2015. For the six months ended June 30, 2016, SG&A and Non-Op, as a percentage of revenue, was 36.6%, as compared to 39.9% for the same period in 2015. The decrease in SG&A and Non-Op, as a percentage of revenue, was principally due to the factors noted above.

Index

Business Reorganization Expenses

For the three months ended June 30, 2016, business reorganization expenses were approximately $0.1 million, as compared to $0.3 million for the same period in 2015. For the six months ended June 30, 2015 and 2016, business reorganization expenses were approximately $0.3 million. Business reorganization expenses in the current year were primarily for severance costs.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Operating income (loss)	$0.6	$0.3	$0.3	(a)	$(0.2)	$0.8	$(1.0)	(a)
EBITDA (loss)	$0.6	$(0.7)	$1.2	(a)	$(0.7)	$0.3	$(1.0)	(a)
EBITDA (loss) as a percentage of revenue	0.9%	(1.2)%	N/A	N/A	(0.6)%	0.3%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended June 30, 2016, EBITDA was $0.6 million, or 0.9% of revenue, as compared to EBITDA loss of $0.7 million, or 1.2% of revenue, for the same period in 2015. For the six months ended June 30, 2016, EBITDA loss was $0.7 million, or 0.6% of revenue, as compared to EBITDA of $0.3 million, or 0.3% of revenue, for the same period in 2015. The increase in EBITDA for the three months ended June 30, 2016 was principally due to the decline in SG&A and Non-Op and business reorganization expenses, partially offset by a decline in gross margin. The decline in EBITDA for the six months ended June 30, 2016, was principally due to the decline in gross margin.
For the three months ended June 30, 2016, operating income was $0.6 million, as compared to operating income of $0.3 million for the same period in 2015. For the six months ended June 30, 2016, operating loss was $0.2 million, as compared to operating income of $0.8 million for the same period in 2015. The difference between operating income (loss) and EBITDA (loss) for the three and six months ended June 30, 2016 and 2015 was principally due to corporate management fees, foreign currency gains and losses and depreciation.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Revenue	$47.4	$53.0	$(5.7)	(10.7)%	$93.7	$110.8	$(17.1)	(15.4)%

For the three months ended June 30, 2016, temporary contracting revenue decreased $6.9 million, or 19.8%, as compared to the same period in 2015. The decline was partially offset by an increase in talent management and permanent recruitment revenue of $1.1 million and $0.1 million, or 17.6% and 1.0%, respectively, as compared to the same period in 2015.

For the six months ended June 30, 2016, temporary contracting revenue decreased $18.0 million, or 23.8%, as compared to the same period in 2015. The decline was partially offset by an increase in talent management of $1.1 million, or 9.4%, as compared to the same period in 2015. Permanent recruitment revenue remained relatively flat.

In the U.K., for the three months ended June 30, 2016, revenue decreased by $4.6 million, or 12.5%, to $32.5 million, from $37.1 million for the same period in 2015. For the three months ended June 30, 2016, the decrease in the U.K. was driven by declines in permanent recruitment and temporary contracting revenues of $0.7 million and $4.1 million, or 11.5% and 13.4%, respectively, as compared to the same period in 2015.

In the U.K., for the six months ended June 30, 2016 , revenue decreased by $6.7 million, or 9.1%, to $66.7 million, from $73.4 million for the same period in 2015. For the six months ended June 30, 2016, the decrease in the U.K. was driven by declines in permanent recruitment and temporary contracting revenues of $1.0 million and $6.0 million, or 8.8% and 9.7%, respectively, as compared to the same period in 2015.

In Continental Europe, total revenue was $14.9 million for the three months ended June 30, 2016, as compared to $15.9 million for the same period in 2015, a decrease of $1.0 million, or 6.4%. For the six months ended June 30, 2016, total revenue was $27.0 million as compared to $37.4 million for the same period in 2015, a decrease of $10.4 million, or 27.7%. The revenue decline in Continental Europe was a result of the prior year divestitures, resulting in a decline in revenue for the three and six months ended June 30, 2016, of $3.3 million and $13.1 million, respectively, as compared to the same period in 2015. Excluding the decline from prior year divestitures, revenue in Continental Europe, increased $2.2 million and $2.8 million, or 17.7% and 11.3%, respectively, for the three and six months ended June 30, 2016, as compared to the same period in 2015.

Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Gross margin	$21.2	$20.9	$0.4	1.7%	$40.4	$42.5	$(2.1)	(5.0)%
Gross margin as a percentage of revenue	44.8%	39.4%	N/A	N/A	43.1%	38.4%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	13.7%	13.3%	N/A	N/A	13.9%	14.4%	N/A	N/A

Index

For the three months ended June 30, 2016, talent management and permanent recruitment gross margin increased $0.9 million and $0.1 million, or 16.6% and 1.3%, respectively, as compared to the same period in 2015. The increase was partially offset by a decline in temporary contracting gross margin of $0.8 million, or 17.5%, as compared to the same period in 2015. For the six months ended June 30, 2016, contracting and permanent recruitment gross margins decreased $2.9 million and $0.2 million, or 26.6% and 0.8%, respectively, as compared to the same period in 2015

In the U.K., total gross margin for the three months ended June 30, 2016 decreased $0.9 million, or 9.4%, as compared to the same period in 2015. Permanent recruitment and contracting gross margins declined $0.6 million and $0.3 million, or 10.2% and 8.7%, respectively, for the three months ended June 30, 2016, as compared to 2015.

In the U.K., total gross margin, for the six months ended June 30, 2016 decreased $1.4 million, or 7.3%, as compared to the same period in 2015. Permanent recruitment and contracting gross margins declined $0.9 million and $0.5 million, or 8.4% and 6.7%, respectively, for the six months ended June 30, 2016, as compared to the same period in 2015

In Continental Europe, for the three months ended June 30, 2016, total gross margin increased $1.3 million, or 11.9%, as compared to the same period in 2015. For the six months ended June 30, 2016, total gross margin decreased $0.7 million, or 3.0%, as compared to the same period in 2015. The prior year divestitures resulted in a decline in gross margin for the three and six months ended June 30, 2016, of $0.7 million and $3.0 million, as compared to the same periods in 2015. Excluding the decline from prior year divestitures, gross margin in Continental Europe, increased $2.0 million and $2.3 million, or 18.8% and 11.3%, respectively, for the three and six months ended June 30, 2016, as compared to the same period in 2015.

For the three months ended June 30, 2016, gross margin, as a percentage of revenue, was 44.8%, as compared to 39.4% for 2015. For the six months ended June 30, 2016, gross margin, as a percentage of revenue, was 43.1%, as compared to 38.4% for 2015. The increase in gross margin, as a percentage of revenue, resulted from an increase in the relative mix of higher margin permanent recruitment and lower margin temporary contracting revenues. The contracting gross margin, as a percentage of revenue, for the three months ended June 30, 2016 was 13.7%, as compared to 13.3%, for the same period in 2015. For the six months ended June 30, 2016, the contracting gross margin, as a percentage of revenue, was 13.9%, as compared to 14.4% for the same period in 2015.

SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$19.7	$21.2	$(1.5)	(7.0)%	$38.7	$44.0	$(5.3)	(12.0)%
SG&A and Non-Op as a percentage of revenue	41.5%	39.9%	N/A	N/A	41.3%	39.7%	N/A	N/A

For the three months ended June 30, 2016, SG&A and Non-Op decreased $1.5 million, or 7.0%, as compared to the same period in 2015. For the six months ended June 30, 2016, SG&A and Non-Op decreased $5.3 million, or 12.0%, as compared to the same period in 2015. In the U.K., lower gross margin resulted in a reduction in employee compensation expense in the three and six months ended June 30, 2016, as compared to the same period in 2015. In addition, actions taken to streamline business processes in 2015, including real estate, back office support functions and reduced corporate management fees resulted in lower SG&A and Non-Op for the six months ended June 30, 2016, as compared to the same period in 2015. In addition, the decline is partially attributable to the prior year June 2015 change in control stock compensation expense of $0.7 million and sale of the Netherlands business effective April 30, 2015.

For the three months ended June 30, 2016, SG&A and Non-Op, as a percentage of revenue, was 41.5%, as compared to 39.9% for the same period in 2015. For the six months ended June 30, 2016, SG&A and Non-Op, as a percentage of revenue, was 41.3%, as compared to 39.7% for the same period in 2015.The increase in SG&A and Non-Op, as a percentage of revenue, for the three and six months ended June 30, 2016 was primarily due to lower revenue, as compared to the same periods in 2015.

Index

Business Reorganization Expenses

For the three months ended June 30, 2016, business reorganization expenses were $0.1 million, as compared to $0.5 million for the same period in 2015. For the six months ended June 30, 2016, business reorganization expenses were $0.6 million, as compared to $1.4 million for the same period in 2015. The business reorganization expenses incurred for the three and six months ended June 30, 2016 were primarily related to severance costs, additional lease exit charges in France and changes in lease exit cost estimates in the U.K.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Operating income (loss)	$1.9	$3.7	$(1.8)	47.9%	$1.7	$2.7	$(1.0)	37.0%
EBITDA (loss)	$1.6	$3.5	$(1.9)	55.4%	$1.2	$1.5	$(0.3)	(a)
EBITDA (loss) as a percentage of revenue	3.3%	6.6%	N/A	N/A	1.3%	1.3%	N/A	N/A

For the three months ended June 30, 2016, EBITDA was $1.6 million, or 3.3% of revenue, as compared to EBITDA of $3.5 million, or 6.6% of revenue, for the same period in 2015. For the six months ended June 30, 2016, EBITDA was $1.2 million, or 1.3% of revenue, as compared to EBITDA of $1.5 million, or 1.3% of revenue, for the same period in 2015. The decrease in EBITDA for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was principally due a decline in gross margin, partially offset by lower business reorganization and SG&A and Non-Op expenses.
For the three months ended June 30, 2016, operating income was $1.9 million, as compared to operating income of $3.7 million for the same period in 2015. For the six months ended June 30, 2016, operating income was $1.7 million, as compared to operating income of $2.7 million for the same period in 2015. The differences between operating income and EBITDA for the three and six months ended June 30, 2016 and 2015 were principally due to corporate management fees and depreciation.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $3.6 million for the three months ended June 30, 2016, as compared to $2.5 million for the same period in 2015, an increase of $1.1 million. For the six months ended June 30, 2016, corporate expenses were $5.4 million as compared to $5.1 million for the same period in 2015, an increase of $0.3 million. The increase for the three and six months ended June 30, 2016 were principally due to legal settlement costs associated with an arbitration claim (see Note 14) and lower corporate allocations to our business operations, partially offset by cost savings associated with prior year reorganization efforts.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.8 million for the three months ended June 30, 2016, as compared to $1.0 million for the same period in 2015, a decrease of $0.2 million, or 17.4%. For the six months ended June 30, 2016, depreciation and amortization expense were $1.5 million, as compared to $2.1 million for the same period in 2015, a decrease of $0.6 million. The decrease was due to lower level of capital expenditures in 2016 as compared to 2015.

Interest Expense, Net of Interest Income

Interest expense was $0.1 million for the three months ended June 30, 2016, as compared to $0.4 million for the same period in 2015. Interest expense was $0.2 million for the six months ended June 30, 2016, as compared to $0.4 million for the same period in 2015.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the six months ended June 30, 2016 was $0.5 million on $6.4 million of pre-tax loss from continuing operations, as compared to a provision for income tax of $0.3 million on $6.5 million of pre-tax income from continuing operations for the same period in 2015. The effective tax rate for the six months ended June 30, 2016 was negative 7.5%, as compared to positive 5.1% for the same period in 2015. For the six months ended June 30, 2016, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions. For the six months ended June 30, 2015, the effective tax rate differed from the U.S. Federal statutory rate of 35% due to the foreign tax exemptions applicable to gains on sale or exit of businesses, the inability of the Company to recognize tax benefits on losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.

Net Income (Loss)

Net loss was $3.1 million for the three months ended June 30, 2016, as compared to net income of $13.9 million for the same period in 2015, a decrease in net income of $17.0 million. The decrease in net income was primarily due to $21.3 million recorded related to gains associated with the sale and liquidation of businesses including discontinued operations for the three months ended June 30, 2015, partially offset by an increase in gross margin from retained businesses and a decline in SG&A and Non-Op and business reorganization expenses. Basic and diluted loss per share were $0.09 for the three months ended June 30, 2016, as compared to basic and diluted income per share of $0.41 for the same period in 2015.

Net loss was $6.6 million for the six months ended June 30, 2016, as compared to net income of $7.0 million for the same period in 2015, a decrease in net income of $13.7 million. The decrease in net income was primarily due to $21.4 million recorded related to gains associated with the sale and exit of businesses including discontinued operations for the six months ended June 30, 2015, partially offset by the factors noted above. Basic and diluted loss per share were $0.20 for the six months ended June 30, 2016, as compared to basic and diluted income per share of $0.21 for the same period in 2015.

Index

Liquidity and Capital Resources
As of June 30, 2016, cash and cash equivalents totaled $24.9 million, as compared to $37.7 million as of December 31, 2015. The following table summarizes the Company's cash flow activities for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
$ in millions	2016	2015
Net cash provided by (used in) operating activities	$(10.1)	$(23.0)
Net cash provided by (used in) investing activities	(1.2)	23.4
Net cash provided by (used in) financing activities	(1.0)	1.1
Effect of exchange rates on cash and cash equivalents	(0.5)	(0.6)
Net increase (decrease) in cash and cash equivalents	$(12.7)	$0.9

Cash Flows from Operating Activities
For the six months ended June 30, 2016, net cash used in operating activities was $10.1 million, as compared to $23.0 million of net cash used in operating activities for the same period in 2015, a decrease in net cash used in operating activities of $12.9 million. The decline in net cash used in operating activities resulted principally from a decrease in working capital requirements as a result of the prior year divestitures and fluctuations in foreign currency. For the six months ended June 30, 2016, net cash used in operating activities from discontinued operations was $0.5 million, as compared to $0.9 million of net cash flows provided by discontinued operations for the same period in 2015.

Cash Flows from Investing Activities
For the six months ended June 30, 2016, net cash used in investing activities was $1.2 million, as compared to $23.4 million of net cash flows provided by investing activities for the same period in 2015. The decrease in net cash provided by investing activities was due to the sales of the US IT and Netherlands businesses in 2015.
Cash Flows from Financing Activities
For the six months ended June 30, 2016, net cash used in financing activities was $1.0 million, as compared to net cash provided by financing activities of $1.1 million for the same period in 2015, a decrease in net cash provided by financing activities of $2.0 million. The decrease in net cash provided by financing activities was primarily attributable to current year cash dividends and repurchase of common stock, partially offset by an increase in net borrowings in the six months ended June 30, 2016, as compared to the same period in 2015.
During the six months ended June 30, 2016, the Company paid cash dividends of $3.4 million, or $0.10 per share.
Credit Agreements

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary ("U.K. Borrower") entered into a receivables finance agreement for an asset-based lending funding facility (the "Lloyds Agreement") with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, "Lloyds"). The Lloyds Agreement provides the U.K. Borrower with the ability to borrow up to $20.0 million (£15.0 million). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term is two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operations ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $16.0 million (£12.0 million) based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $4.0 million (£3.0 million) based on 75% of eligible work-in-progress from temporary contracting and 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

Index

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post-tax profits; and (4) at the end of each month, there must be a minimum excess availability of $2.7 million (£2.0 million).
The details of the Lloyds Agreement as of June 30, 2016 were as follows:

$ in millions	June 30, 2016
Borrowing capacity	$8.6
Less: outstanding borrowing	—
Additional borrowing availability	$8.6
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of June 30, 2016.

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

The Finance Agreement provides a bank guarantee facility of up to $2.2 million (AUD 3.0 million) for Hudson Australia and Hudson New Zealand. The Finance Agreement matures and becomes due and payable on October 27, 2018. A fee equal to 1.5% per annum will be charged on each bank guarantee issued under the Finance Agreement. The Finance Agreement bears a fee, payable semiannually in arrears, equal to 0.3% per annum of NAB’s commitment under the Finance Agreement.

The Australian Receivables Agreement provides a receivables facility of up to $18.6 million (AUD 25.0 million) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $3.0 million (AUD 4.0 million) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 thousand (AUD 6 thousand) per month.

The New Zealand Receivables Agreement provides a receivables facility of up to $3.6 million (NZD 5.0 million) for Hudson New Zealand, which is based on an agreed percentage of eligible accounts receivable. The New Zealand Receivables Agreement does not have a stated maturity date and can be terminated by Hudson New Zealand or BNZ upon 90 days written notice. Borrowings under the New Zealand Receivables Agreement may be made with an interest rate based on a market rate. The New Zealand Receivables Agreement bears a fee, payable monthly in advance, equal to $1 thousand (NZD 1 thousand) per month.

Index

The details of the Finance Agreement, Australian Receivables Agreement and New Zealand Receivables Agreement as of June 30, 2016 were as follows:

$ in millions	June 30, 2016
Finance Agreement:
Financial guarantee capacity	$2.2
Less: outstanding financial guarantees	(1.9)
Additional availability for financial guarantees	$0.4
Interest rates on outstanding financial guarantees	1.80%

Australian Receivables Agreement:
Borrowing capacity	$14.9
Less: outstanding borrowing	(7.2)
Additional borrowing availability	$7.7
Interest rates on outstanding borrowing	3.40%

New Zealand Receivables Agreement:
Borrowing capacity	$2.3
Less: outstanding borrowing	—
Additional borrowing availability	$2.3
Interest rates on outstanding borrowing	4.38%

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

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of June 30, 2016.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. The Belgium subsidiary has a $1.1 million (€1.0 million) overdraft facility. Borrowings under the Belgium lending arrangements may be made with an interest rate based on the one-month EURIBOR plus a margin, and was 2.75% as of June 30, 2016. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.1 million (SGD 0.2 million) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on June 30, 2016. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. There were no outstanding borrowings under the Belgium and Singapore lending agreements as of June 30, 2016.
The average aggregate monthly outstanding borrowings for the credit agreements above was $8.2 million for the six months ended June 30, 2016. The weighted average interest rate on all outstanding borrowings for the six months ended June 30, 2016 was 3.56%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

Index

Liquidity Outlook
As of June 30, 2016, the Company had cash and cash equivalents on hand of $24.9 million, supplemented by additional borrowing availability of $19.8 million under the Lloyds Agreement, the NAB Facility Agreement and other lending arrangements in Belgium and Singapore. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of June 30, 2016. The Company's near-term cash requirements during 2016 are primarily related to funding operations, restructuring actions, investing in capital expenditures, repurchasing shares and paying cash dividends. For the full year 2016, the Company expects to make capital expenditures of approximately $2.0 million to $3.0 million and payments in connection with current restructuring actions of $3.0 million to $4.0 million.
As of June 30, 2016, $2.9 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held internationally, primarily in the U.K. ($7.6 million), Belgium ($4.4 million), Mainland China ($3.5 million), Spain ($1.8 million), Australia ($1.5 million), New Zealand ($1.2 million) and Hong Kong ($0.3 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the U.S., except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision. In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds. The Company has not provided for U.S. Federal income or foreign withholding taxes on these undistributed foreign earnings because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. It is not practicable to determine the amount of tax associated with such undistributed earnings.

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

Contingencies
From time to time in the ordinary course of business, the Company is subject to compliance audits by federal, state, local and foreign government regulatory, tax and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers' compensation, immigration, and income, value-added and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities. In addition, see Note 14 for a description of a dispute and the subsequent resolution between the Company and its former Chairman and Chief Executive Officer. Periodic events and management actions such as business reorganization initiatives can change the number and type of audits, claims, lawsuits, contract disputes or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters.
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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.1 million and $0.1 million as of June 30, 2016 and December 31, 2015, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 3, 2016 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended June 30, 2016.

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

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the six months ended June 30, 2016, the Company earned approximately 93% of its gross margin outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the stockholders’ equity section of the Condensed Consolidated Balance Sheets. The translation of foreign currency into U.S. dollars is reflected as a component of stockholders' equity and does not impact our reported net income (loss).
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
 As of June 30, 2016, there have not been any material changes to the information set forth in Item 1A. "Risk Factors" disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2016 - April 30, 2016	—	$—	180,236	$7,160,623
May 1, 2016 - May 31, 2016	—	—	148,513	6,810,114
June 1, 2016 - June 30, 2016	—	—	253,761	6,262,312
Total	—	$—	582,510	$6,262,312

(a)
On July 30, 2015, the Company announced that its Board of Directors authorization the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 17 for further details. As of June 30, 2016, the Company had repurchased 1,476,257 shares for a total cost of approximately $3.7 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

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

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Chief Executive Officer
(Principal Executive Officer)
Dated:	July 28, 2016
		By:	/s/ PATRICK LYONS
Patrick Lyons
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	July 28, 2016

Index

HUDSON GLOBAL, INC.
FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description
10.1
Amended and Restated Restricted Stock Award Agreement, dated April 30, 2016 and effective as of May 18, 2015, between Hudson Global, Inc. and Stephen A. Nolan (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated April 30, 2016 (File No. 0-50129)).

10.2
Amended and Restated Executive Employment Agreement, dated April 30, 2016 and effective as of May 18, 2015, between Hudson Global, Inc. and Stephen A. Nolan (incorporated by reference to Exhibit 10.2 to Hudson Global, Inc.’s Current Report on Form 8-K dated April 30, 2016 (File No. 0-50129)).

10.3
Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as Amended and Restated (incorporated by reference to Exhibit A to the Company's definitive proxy statement filed with the Securities Exchange Commission on Schedule 14A on April 13, 2016 (File No. 0-50129)).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (ii) the Condensed Consolidated Statement of Other Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (v) the Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016, and (vi) Notes to Condensed Consolidated Financial Statements.