Form 10-Q
period 2016-09-30
Hudson Global, Inc.
filed 2016-10-28
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2016
Common Stock - $0.001 par value	32,205,826

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$108,136	$110,028	$322,430	$357,088
Direct costs	64,594	64,883	190,787	213,817
Gross margin	43,542	45,145	131,643	143,271
Operating expenses:
Selling, general and administrative expenses	43,344	45,565	135,301	151,281
Depreciation and amortization	801	955	2,294	3,040
Business reorganization expenses	183	2,264	964	5,667
Total operating expenses	44,328	48,784	138,559	159,988
Gain (loss) on sale and exit of businesses	—	(187)	—	19,818
Operating income (loss)	(786)	(3,826)	(6,916)	3,101
Non-operating income (expense):
Interest income (expense), net	(109)	(93)	(264)	(542)
Other income (expense), net	(295)	242	(445)	215
Income (loss) from continuing operations before provision for income taxes	(1,190)	(3,677)	(7,625)	2,774
Provision for (benefit from) income taxes from continuing operations	718	(1,648)	1,200	(1,317)
Income (loss) from continuing operations	(1,908)	(2,029)	(8,825)	4,091
Income (loss) from discontinued operations, net of income taxes	35	(55)	327	864
Net income (loss)	$(1,873)	$(2,084)	$(8,498)	$4,955
Basic and diluted earnings (loss) per share:
Basic and diluted earnings (loss) per share from continuing operations	$(0.06)	$(0.06)	$(0.26)	$0.12
Basic and diluted earnings (loss) per share from discontinued operations	—	—	0.01	0.03
Basic and diluted earnings (loss) per share	$(0.06)	$(0.06)	$(0.25)	$0.15
Weighted-average shares outstanding:
Basic	33,572	34,687	34,121	33,784
Diluted	33,572	34,687	34,121	33,795

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Comprehensive income (loss):
Net income (loss)	$(1,873)	$(2,084)	$(8,498)	$4,955
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	300	(1,876)	(864)	(3,447)
Pension liability adjustment	(4)	(5)	(11)	(24)
Total other comprehensive income (loss), net of income taxes	296	(1,881)	(875)	(3,471)
Comprehensive income (loss)	$(1,577)	$(3,965)	$(9,373)	$1,484

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$17,402	$37,663
Accounts receivable, less allowance for doubtful accounts of $867 and $860, respectively	64,930	62,420
Prepaid and other	4,831	5,979
Current assets of discontinued operations	38	81
Total current assets	87,201	106,143
Property and equipment, net	7,276	7,928
Deferred tax assets, non-current	5,967	6,724
Other assets, non-current	4,497	4,154
Total assets	$104,941	$124,949
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,970	$5,184
Accrued expenses and other current liabilities	36,135	40,344
Short-term borrowings	8,095	2,368
Accrued business reorganization expenses	1,632	2,252
Current liabilities of discontinued operations	363	1,443
Total current liabilities	50,195	51,591
Deferred rent and tenant improvement contributions	3,458	4,244
Income tax payable, non-current	2,246	2,279
Other non-current liabilities	4,340	5,655
Total liabilities	60,239	63,769
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 35,208 and 35,260 shares, respectively	34	34
Additional paid-in capital	482,094	480,816
Accumulated deficit	(440,186)	(428,287)
Accumulated other comprehensive income, net of applicable tax	9,417	10,292
Treasury stock, 3,003 and 646 shares, respectively, at cost	(6,657)	(1,675)
Total stockholders' equity	44,702	61,180
Total liabilities and stockholders' equity	$104,941	$124,949

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(8,498)	$4,955
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,294	3,040
Provision for (recovery of) doubtful accounts	224	227
Provision for (benefit from) deferred income taxes	690	(1,628)
Stock-based compensation	1,278	3,961
Gain on sale and exit of businesses	—	(21,228)
Other, net	190	218
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(3,542)	(4,451)
Decrease (increase) in prepaid and other assets	502	3,028
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,627)	(7,197)
Increase (decrease) in accrued business reorganization expenses	(2,566)	923
Net cash used in operating activities	(15,055)	(18,152)
Cash flows from investing activities:
Capital expenditures	(1,820)	(2,384)
Proceeds from sale of consolidated subsidiary, net of cash sold	—	7,894
Proceeds from sale of assets	42	16,815
Net cash provided by (used in) investing activities	(1,778)	22,325
Cash flows from financing activities:
Borrowings under credit agreements	89,804	110,412
Repayments under credit agreements	(84,280)	(110,268)
Repayment of capital lease obligations	(63)	(24)
Dividend payments	(3,401)	—
Purchase of treasury stock	(4,917)	(712)
Purchase of restricted stock from employees	(65)	(239)
Net cash provided by (used in) financing activities	(2,922)	(831)
Effect of exchange rates on cash and cash equivalents	(506)	(970)
Net increase (decrease) in cash and cash equivalents	(20,261)	2,372
Cash and cash equivalents, beginning of the period	37,663	33,989
Cash and cash equivalents, end of the period	$17,402	$36,361
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$249	$143
Net cash payments (refunds) during the period for income taxes	$731	$13

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2015	34,611	$34	$480,816	$(428,287)	$10,292	$(1,675)	$61,180
Net income (loss)	—	—	—	(8,498)	—	—	(8,498)
Other comprehensive income (loss), currency translation adjustments, net of applicable tax	—	—	—	—	(864)	—	(864)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	(11)	—	(11)
Cash dividends ($0.10 per share)	—	—	—	(3,401)	—	—	(3,401)
Purchase of treasury stock	(2,319)	—	—	—	—	(4,917)	(4,917)
Purchase of restricted stock from employees	(35)	—	—	—	—	(65)	(65)
Stock-based compensation	(52)	—	1,278	—	—	—	1,278
Balance at September 30, 2016	32,205	$34	$482,094	$(440,186)	$9,417	$(6,657)	$44,702

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which provides clarification on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 will be effective after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact to its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718)" ("ASU 2016-09"), which is intended to simplify several aspects of the accounting for share-based payment award transactions. ASU 2016-09 will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. Early adoption is permitted and is not expected to have a significant impact on the Company's consolidated financial statements.
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
(in thousands, except share and per share amounts)
(unaudited)

NOTE 4 – DIVESTITURES

Hudson Information Technology (US) business (the "US IT business")

On June 15, 2015, the Company completed the sale (the "US IT Business Sale") of substantially all of the assets (excluding working capital) of its US IT business to Mastech, Inc. (the "Purchaser"). The completion of the US IT Business Sale was effective June 14, 2015. The US IT Business Sale was pursuant to an Asset Purchase Agreement, dated as of May 8, 2015 (the "Agreement"), by and among the Company, Hudson Global Resources Management, Inc., a wholly owned subsidiary of the Company, and the Purchaser. At the closing of the U.S. IT Business Sale, the Company received from the Purchaser pursuant to the Agreement the purchase price of $16,977 in cash. The US IT business pre-tax loss in accordance with ASC No. 205 "Reporting Discontinued Operations" ("ASC 205") for the three and nine months ended September 30, 2015 was $0 and $130, respectively.

On the US IT Business Sale, for the nine months ended September 30, 2015 the Company recognized a pre-tax gain of $15,918, net of closing and other direct transaction costs. Income tax on the gain was $11. For U.S. Federal income tax purposes, the gain is offset in full by net operating loss carryforwards. For state and local income tax purposes, the gain was mostly offset by net operating loss carryforwards. As the divestiture did not meet the requirements for classification as discontinued operations, the results of operations and the gain on sale is presented as a component of income (loss) from operations.

Netherlands business

On May 7, 2015, the Company entered into a Share Purchase Agreement and completed the sale (the "Netherlands Business Sale") of its Netherlands business to InterBalance Group B.V., effective April 30, 2015, in a management buyout for $9,029, which included cash retained of $1,135. As the divestiture did not reach the thresholds required to qualify as discontinued operations, the operations remain within the Company's continuing operations for all periods presented. The Netherlands pre-tax profit in accordance with ASC 205 for the three and nine months ended September 30, 2015 was $0 and $373, respectively.

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

The carrying amounts of the classes of assets and liabilities from the Legal eDiscovery business and Sweden operations included in discontinued operations were as follows:

	September 30, 2016			December 31, 2015
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Total current assets	$38	$—	$38	$49	$32	$81
Total liabilities (a)	$396	$10	$406	$1,439	$4	$1,443

(a) Total liabilities primarily consisted of restructuring liabilities for lease termination payments.

Reported results for the discontinued operations by period were as follows:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Revenue	$30	$—	$30	$—	$11	$11
Gross margin	71	—	71	124	11	135
Reorganization expenses	34	—	34	155	—	155
Operating income (loss), excluding gain (loss) from sale of business	29	—	29	(98)	1	(97)
Gain (loss) from sale and liquidation of discontinued operations (1)	—	—	—	44	(2)	42
Income (loss) from discontinued operations before income taxes	29	—	29	(54)	(1)	(55)
Provision (benefit) for income taxes	(6)	—	(6)	—	—	—
Income (loss) from discontinued operations	$35	$—	$35	$(54)	$(1)	$(55)

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Revenue	$30	$—	$30	$(1)	$17	$16
Gross margin	130	—	130	21	17	38
Reorganization expenses	(309)	—	(309)	511	(29)	482
Operating income (loss), excluding gain (loss) from sale of business	385	—	385	(593)	18	(575)
Other non-operating income (loss), including interest	—	—	—	(8)	—	(8)
Gain (loss) from sale and liquidation of discontinued operations (1)	—	—	—	138	1,272	1,410
Income (loss) from discontinued operations before income taxes	385	—	385	(463)	1,290	827
Provision (benefit) for income taxes	58	—	58	(37)	—	(37)
Income (loss) from discontinued operations	$327	$—	$327	$(426)	$1,290	$864

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 6 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	Three Months Ended September 30, 2016
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$70,440	$28,437	$9,259	$108,136
Direct costs (1)	61,619	627	2,348	64,594
Gross margin	$8,821	$27,810	$6,911	$43,542

	Three Months Ended September 30, 2015
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$70,810	$30,263	$8,955	$110,028
Direct costs (1)	61,562	867	2,454	64,883
Gross margin	$9,248	$29,396	$6,501	$45,145

	Nine Months Ended September 30, 2016
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$208,330	$84,499	$29,601	$322,430
Direct costs (1)	181,797	1,812	7,178	190,787
Gross margin	$26,533	$82,687	$22,423	$131,643

	Nine Months Ended September 30, 2015
	Temporary Contracting	Permanent Recruitment	Other	Total
Revenue	$237,778	$90,242	$29,068	$357,088
Direct costs (1)	204,279	2,049	7,489	213,817
Gross margin	$33,499	$88,193	$21,579	$143,271

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On May 24, 2016, the Company's stockholders approved an amendment and restatement of the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 2,400,000 shares. As of September 30, 2016, there were 2,567,135 shares of the Company’s common stock available for future issuance under the ISAP.
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
A summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the nine months ended September 30, 2016 was as follows:

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the nine months ended September 30, 2016, the Company granted 212,440 restricted stock units to its non-employee directors pursuant to the Director Plan.
For the three and nine months ended September 30, 2016 and 2015, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	$5	$—	$15	$—
Restricted stock	172	138	632	2,998
Restricted stock units	(25)	65	631	963
Total	$152	$203	$1,278	$3,961

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.
As of September 30, 2016, the Company had approximately $2 of unrecognized stock-based compensation expense related to outstanding unvested stock options. The Company expects to recognize that cost over a weighted average service period of 0.10 years.
Changes in the Company’s stock options for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016		2015
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	206,000	$8.13	756,800	$8.78
Expired/forfeited	(82,500)	11.09	(133,300)	13.78
Options outstanding at September 30,	123,500	$6.16	623,500	$7.72
Options exercisable at September 30,	98,500	$7.09	623,500	$7.72

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Restricted Stock
As of September 30, 2016, the Company had approximately $50 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock. The Company expects to recognize that cost over a weighted average service period of 0.12 years. Restricted stock awards have voting and dividend rights as of the grant date.
Changes in the Company’s restricted stock for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016		2015
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	680,000	$1.60	803,999	$3.00
Granted	—	—	1,090,500	2.12
Vested	(180,000)	2.49	(1,204,798)	2.90
Forfeited	(51,800)	0.79	(189,701)	3.14
Unvested restricted stock at September 30,	448,200	$1.38	500,000	$1.27

Restricted Stock Units
As of September 30, 2016, the Company had approximately $265 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.57. Restricted stock units have no voting or dividend rights until the awards are vested.
Changes in the Company’s restricted stock units for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016		2015
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	—	$—	119,940	$3.57
Granted	712,440	2.64	349,742	2.47
Vested	(212,440)	2.28	(427,182)	2.71
Forfeited	—	—	(42,500)	3.21
Unvested restricted stock units at September 30,	500,000	$2.79	—	$—

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Defined Contribution Plan and Employer-Matching Contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the "401(k) plan"). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock or cash to the 401(k) plan. Vesting of the Company’s contribution occurs over a five-year period. For the three and nine months ended September 30, 2016 and 2015, the Company’s current year expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except otherwise stated)	2016	2015	2016	2015
Expense recognized for the 401(k) plan	$44	$32	$117	$159
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	—	—	—	116
Market value per share of the Company's common stock on contribution date (in dollars)	$—	$—	$—	$2.71
Non-cash contribution made for employer matching liability	$—	$—	$—	$314
Cash contribution made for employer-matching liability	$—	$—	$162	$—
Total contribution made for employer-matching liability	$—	$—	$162	$314

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
Effective Tax Rate
The provision for income taxes for the nine months ended September 30, 2016 was $1,200 on a pre-tax loss from continuing operations of $7,625, compared to a benefit from income taxes of $1,317 on pre-tax income from continuing operations of $2,774 for the same period in 2015. The Company’s effective income tax rate was negative 15.7% and negative 47.5% for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, a decrease in tax benefits that were previously recognized, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions. For the nine months ended September 30, 2015, the effective tax rate differed from the U.S. Federal statutory rate of 35% due to the utilization of U.S. tax losses not previously recognized as tax benefits to offset gain on sale of business, foreign tax exemptions applicable to gains on sale or exit of businesses, the inability of the Company to recognize tax benefits on losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.
Uncertain Tax Positions
As of September 30, 2016 and December 31, 2015, the Company had $2,246 and $2,279, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $577 and $536 as of September 30, 2016 and December 31, 2015, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statement of Operations and totaled to a provision of $31 and $53 for the nine months ended September 30, 2016 and 2015, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of September 30, 2016, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2013
Majority of U.S. state and local jurisdictions	2012
United Kingdom	2014
Australia	2012
Majority of other non-U.S. jurisdictions	2011
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of September 30, 2016, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $200 to $500 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

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
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings (loss) per share ("EPS"):
EPS - basic and diluted:
Income (loss) from continuing operations	$(0.06)	$(0.06)	$(0.26)	$0.12
Income (loss) from discontinued operations	—	—	0.01	0.03
Net income (loss)	$(0.06)	$(0.06)	$(0.25)	$0.15
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(1,908)	$(2,029)	$(8,825)	$4,091
Income (loss) from discontinued operations	35	(55)	327	864
Net income (loss)	$(1,873)	$(2,084)	$(8,498)	$4,955
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	33,572	34,687	34,121	33,784
Common stock equivalents: stock options and other stock-based awards (a)	—	—	—	11
Weighted average number of common stock outstanding - diluted	33,572	34,687	34,121	33,795

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2016 and 2015 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Unvested restricted stock	150,000	150,000	150,000	—
Unvested restricted stock units	50,769	—	50,769	—
Stock options	98,500	623,500	98,500	623,500
Total	299,269	773,500	299,269	623,500

NOTE 10 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
Included under the caption "Prepaid and other":
Client guarantees	$136	$118
Other	113	110
Total amount under the caption "Prepaid and other"	$249	$228
Included under the caption "Other assets":
Collateral accounts	$558	$229
Rental deposits	406	480
Total amount under the caption "Other assets"	$964	$709
Total restricted cash	$1,213	$937

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 11 – PROPERTY AND EQUIPMENT, NET
As of September 30, 2016 and December 31, 2015, property and equipment, net, was as follows:

	September 30, 2016	December 31, 2015
Computer equipment	$6,181	$5,911
Furniture and equipment	1,967	2,668
Capitalized software costs	17,827	17,946
Leasehold improvements	14,299	15,522
	40,274	42,047
Less: accumulated depreciation and amortization	32,998	34,119
Property and equipment, net	$7,276	$7,928
The Company had expenditures of approximately $589 and $513 for acquired property and equipment, mainly consisting of software, furniture and fixtures and leasehold improvements, which had not been placed in service as of September 30, 2016 and December 31, 2015, respectively. Depreciation expense is not recorded for such assets until they are placed in service.
Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 and the non-current portion of the capital lease obligations are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015. A summary of the Company’s equipment acquired under capital lease agreements were as follows:

	September 30, 2016	December 31, 2015
Capital lease obligation, current	$68	$62
Capital lease obligation, non-current	$172	$229

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 12 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption "Other Assets" in the accompanying Condensed Consolidated Balance Sheets, as of September 30, 2016 and December 31, 2015. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd. The goodwill is recorded in the Asia Pacific segment.

Carrying Value
2016
Goodwill, January 1,	$1,938
Currency translation	(52)
Goodwill, September 30,	$1,886

As a result of continued unfavorable financial performance in the Company's China reporting unit, the Company concluded that it is more likely than not that the fair value of the reporting unit is less than its carrying value. As such, the Company performed an interim test for impairment of goodwill as of September 30, 2016. The Company estimated the fair value of the reporting unit using the income approach which valued the reporting unit based on the future cash flows expected from the reporting unit. The Company's estimated fair value of its China reporting unit substantially exceeded its carrying value. As such, the Company concluded goodwill was not impaired as of the interim reporting date.

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

For the nine months ended September 30, 2016, restructuring charges associated with these initiatives primarily included employee separation costs in Europe and Asia Pacific and lease termination payments for rationalized offices in Europe under the 2016 Exit Plan and Previous Plans. Business reorganization expenses for the three and nine months ended September 30, 2016 and 2015 by plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Previous Plans	$183	$2,264	$467	$5,582
2016 Exit Plan	—	—	497	—
Total reorganization expenses in continuing operations	$183	$2,264	$964	$5,582

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to the 2016 Exit Plan and Previous Plans that were incurred or recovered during the nine months ended September 30, 2016 in continuing operations. The amounts in the "Changes in Estimate" and "Additional Charges" columns are classified as business reorganization expenses in the Company’s Condensed Consolidated Statement of Operations. Amounts in the "Payments" column represent primarily the cash payments associated with the 2016 Exit Plan and Previous Plans. Changes in the accrued business reorganization expenses for the nine months ended September 30, 2016 were as follows:

	December 31, 2015	Changes in Estimate	Additional Charges	Payments	September 30, 2016
Lease termination payments	$2,970	$317	$190	$(1,158)	$2,319
Employee termination benefits	1,186	(92)	304	(1,173)	225
Other associated costs	208	32	213	(402)	51
Total	$4,364	$257	$707	$(2,733)	$2,595

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $112 and $109 as of September 30, 2016 and December 31, 2015, respectively.
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
     On May 27, 2016, the arbitrator issued his decision on Mr. Marquez’s claim and awarded Mr. Marquez approximately $1,800 in additional compensation and benefits and approximately $700 toward the reimbursement of a portion of his legal fees incurred pursuing his claim. For the three and nine months ended September 30, 2016, the Company recorded an additional charge of $0 and $3,025, respectively for the resolution of this arbitration.

Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The asset retirement obligations are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Total asset retirement obligations	$1,901	$1,962

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 15 – CREDIT AGREEMENTS

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary ("U.K. Borrower") entered into a receivables finance agreement for an asset-based lending funding facility (the "Lloyds Agreement") with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, "Lloyds"). Until September 15, 2016, the Lloyds Agreement provided the U.K. Borrower with the ability to borrow up to $19,464 (£15,000), at which time the U.K. Borrower entered into an amendment to the Lloyds Agreement that reduced the borrowing limit to $15,571 (£12,000). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term was two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operations ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $14,922 (£11,500) and is based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $649 (£500) and is based on 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post-tax profits; and (4) at the end of each month, there must be a minimum excess availability of $2,595 (£2,000).
The details of the Lloyds Agreement as of September 30, 2016 were as follows:

September 30, 2016
Borrowing capacity	$7,691
Less: outstanding borrowing	(436)
Additional borrowing availability	$7,255
Interest rates on outstanding borrowing	2.00%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of September 30, 2016.

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

The Finance Agreement provides a bank guarantee facility of up to $2,298 (AUD 3,000) for Hudson Australia and Hudson New Zealand. The Finance Agreement matures and becomes due and payable on October 27, 2018. A fee equal to 1.5% per annum will be charged on each bank guarantee issued under the Finance Agreement. The Finance Agreement bears a fee, payable semiannually in arrears, equal to 0.3% per annum of NAB’s commitment under the Finance Agreement.

The Australian Receivables Agreement provides a receivables facility of up to $19,150 (AUD 25,000) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $3,064 (AUD 4,000) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 (AUD 6) per month.

The New Zealand Receivables Agreement provides a receivables facility of up to $3,643 (NZD 5,000) for Hudson New Zealand, which is based on an agreed percentage of eligible accounts receivable. The New Zealand Receivables Agreement does not have a stated maturity date and can be terminated by Hudson New Zealand or BNZ upon 90 days written notice. Borrowings under the New Zealand Receivables Agreement may be made with an interest rate based on a market rate. The New Zealand Receivables Agreement bears a fee, payable monthly in advance, equal to $1 (NZD 1) per month.

The details of the Finance Agreement, Australian Receivables Agreement and New Zealand Receivables Agreement as of September 30, 2016 were as follows:

September 30, 2016
Finance Agreement:
Financial guarantee capacity	$2,298
Less: outstanding financial guarantees	(1,904)
Additional availability for financial guarantees	$394
Interest rates on outstanding financial guarantees	1.80%

Australian Receivables Agreement:
Borrowing capacity	$16,274
Less: outstanding borrowing	(7,659)
Additional borrowing availability	$8,615
Interest rates on outstanding borrowing	3.17%

New Zealand Receivables Agreement:
Borrowing capacity	$1,962
Less: outstanding borrowing	—
Additional borrowing availability	$1,962
Interest rates on outstanding borrowing	4.19%

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

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2016.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. The Belgium subsidiary has a $1,124 (€1,000) overdraft facility. Borrowings under the Belgium arrangement may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate was 2.75% as of September 30, 2016. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $147 (SGD 200) for working capital purposes. Interest on borrowings under the

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on September 30, 2016. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. There were no outstanding borrowings under the Belgium and Singapore lending agreements as of September 30, 2016.
The average aggregate monthly outstanding borrowings under the Lloyds Agreement, NAB Facility Agreement and the credit agreements in Belgium and Singapore were $9,465 for the nine months ended September 30, 2016. The weighted average interest rate on all outstanding borrowings for the nine months ended September 30, 2016 was 3.45%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	September 30,	December 31,
	2016	2015
Foreign currency translation adjustments	$9,295	$10,159
Pension plan obligations	122	133
Accumulated other comprehensive income (loss)	$9,417	$10,292

As a result of the sale of the Netherlands business and substantially complete liquidation of certain foreign owned entities, the net foreign currency translation loss transferred from accumulated other comprehensive income and included in determining net income (loss) was $169 and $468 for the three and nine months ended September 30, 2015 and $0 and $0 for the three and nine months ended September 30, 2016, respectively. See Note 4 and 5 regarding the substantially complete liquidation of certain foreign owned entities and the sale of the Netherlands business.

NOTE 17 – STOCKHOLDERS' EQUITY

 The Company's Board of Directors declared a cash dividend of $0.05 per share paid on June 24, 2016 to shareholders of record as of June 14, 2016. Prior to that, a cash dividend of $0.05 per share was paid on March 25, 2016 to shareholders of record as of March 15, 2016. As a result, for the three and nine months ended September 30, 2016, the Company paid $0 and $3,401, respectively, in dividends to shareholders. The cash dividend payments are applied to accumulated deficit.

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the three and nine months ended September 30, 2016, the Company repurchased 270,199 and 1,218,822 shares on the open market for a total cost of $584 and $2,937, respectively. During the three and nine months ended September 30, 2016, the Company purchased 1,100,000 shares from Sagard Capital Partners, L.P. in a private transaction pursuant to a securities purchase agreement for a total cost of $1,980 or $1.80 per share. As of September 30, 2016, under the July 30, 2015 authorization, the Company had repurchased 2,846,456 shares for a total cost of $6,302.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Elimination	Total
For The Three Months Ended September 30, 2016
Revenue, from external customers	$4,163	$64,607	$39,366	$—	$—	$108,136
Inter-segment revenue	42	—	73	—	(115)	—
Total revenue	$4,205	$64,607	$39,439	$—	$(115)	$108,136
Gross margin, from external customers	$3,691	$22,414	$17,437	$—	$—	$43,542
Inter-segment gross margin	13	(59)	46	—	—	—
Total gross margin	$3,704	$22,355	$17,483	$—	$—	$43,542
Gain on sale and exit of businesses	$—	$—	$—	$—	$—	$—
Business reorganization expenses (recovery)	$(3)	$(1)	$188	$(1)	$—	$183
EBITDA (loss) (a)	$326	$275	$(466)	$(415)	$—	$(280)
Depreciation and amortization	12	457	253	79	—	801
Intercompany interest income (expense), net	—	—	(48)	48	—	—
Interest income (expense), net	—	(101)	(6)	(2)	—	(109)
Income (loss) from continuing operations before income taxes	$314	$(283)	$(773)	$(448)	$—	$(1,190)

For The Nine Months Ended September 30, 2016
Revenue, from external customers	$11,660	$177,717	$133,053	$—	$—	$322,430
Inter-segment revenue	21	(1)	220	—	(240)	—
Total revenue	$11,681	$177,716	$133,273	$—	$(240)	$322,430
Gross margin, from external customers	$10,210	$63,601	$57,832	$—	$—	$131,643
Inter-segment gross margin	(11)	(182)	193	—	—	—
Total gross margin	$10,199	$63,419	$58,025	$—	$—	$131,643
Gain on sale and exit of businesses	$—	$—	$—	$—	$—	$—
Business reorganization expenses (recovery)	$(41)	$273	$781	$(49)	$—	$964
EBITDA (loss) (a)	$313	$(370)	$761	$(5,771)	$—	$(5,067)
Depreciation and amortization	43	1,296	629	326	—	2,294
Intercompany interest income (expense), net	—	—	(163)	163	—	—
Interest income (expense), net	—	(230)	(28)	(6)	—	(264)
Income (loss) from continuing operations before income taxes	$270	$(1,896)	$(59)	$(5,940)	$—	$(7,625)

As of September 30, 2016
Accounts receivable, net	$2,937	$34,806	$27,187	$—	$—	$64,930
Long-lived assets, net of accumulated depreciation and amortization	$8	$7,364	$1,431	$445	$—	$9,248
Total assets	$5,383	$53,778	$42,978	$2,802	$—	$104,941

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended September 30, 2015
Revenue, from external customers	$3,735	$55,609	$50,684	$—	$—	$110,028
Inter-segment revenue	—	—	123	—	(123)	—
Total revenue	$3,735	$55,609	$50,807	$—	$(123)	$110,028
Gross margin, from external customers	$3,176	$23,376	$18,593	$—	$—	$45,145
Inter-segment gross margin	(3)	(122)	125	—	—	—
Total gross margin	$3,173	$23,254	$18,718	$—	$—	$45,145
Gain on sale and exit of businesses	$(20)	$—	$(167)	$—	$—	$(187)
Business reorganization expenses (recovery)	$589	$336	$1,278	$61	$—	$2,264
EBITDA (loss) (a)	$(1,029)	$1,680	$(2,094)	$(1,186)	$—	$(2,629)
Depreciation and amortization	383	333	171	68	—	955
Intercompany interest income (expense), net	—	—	(125)	125	—	—
Interest income (expense), net	—	(68)	(20)	(5)	—	(93)
Income (loss) from continuing operations before income taxes	$(1,412)	$1,279	$(2,410)	$(1,134)	$—	$(3,677)

For The Nine Months Ended September 30, 2015
Revenue, from external customers	$24,896	$166,123	$166,069	$—	$—	$357,088
Inter-segment revenue	—	—	369	—	(369)	—
Total revenue	$24,896	$166,123	$166,438	$—	$(369)	$357,088
Gross margin, from external customers	$12,876	$68,073	$62,322	$—	$—	$143,271
Inter-segment gross margin	(10)	(361)	371	—	—	—
Total gross margin	$12,866	$67,712	$62,693	$—	$—	$143,271
Gain on sale and exit of businesses	$15,918	$—	$3,900	$—	$—	$19,818
Business reorganization expenses (recovery)	$1,006	$669	$2,678	$1,314	$—	$5,667
EBITDA (loss) (a)	$12,788	$1,852	$(798)	$(7,486)	$—	$6,356
Depreciation and amortization	591	1,576	618	255	—	3,040
Intercompany interest income (expense), net	—	—	(394)	394	—	—
Interest income (expense), net	(346)	(152)	(35)	(9)	—	(542)
Income (loss) from continuing operations before income taxes	$11,851	$124	$(1,845)	$(7,356)	$—	$2,774

As of September 30, 2015
Accounts receivable, net	$3,876	$28,317	$33,528	$—	$—	$65,721
Long-lived assets, net of accumulated depreciation and amortization	$64	$7,010	$1,969	$749	$—	$9,792
Total assets	$8,128	$46,576	$55,587	$18,127	$—	$128,418

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the nine months ended September 30, 2016 and 2015 and long-lived assets and net assets by geographic area as of September 30, 2016 and 2015 were as follows:

	United Kingdom	Australia	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended September 30, 2016
Revenue (a)	$27,010	$49,799	$3,921	$12,356	$14,808	$242	$108,136
For The Three Months Ended September 30, 2015
Revenue (a)	$40,102	$40,075	$3,575	$10,582	$15,534	$160	$110,028
For The Nine Months Ended September 30, 2016
Revenue (a)	$93,671	$136,813	$11,016	$39,382	$40,904	$644	$322,430
For The Nine Months Ended September 30, 2015
Revenue (a)	$118,083	$120,457	$24,424	$47,986	$45,666	$472	$357,088
As of September 30, 2016
Long-lived assets, net of accumulated depreciation and amortization (b)	$1,235	$4,457	$445	$196	$2,907	$8	$9,248
Net assets	$11,962	$8,601	$2,954	$8,777	$12,464	$(56)	$44,702
As of September 30, 2015
Long-lived assets, net of accumulated depreciation and amortization (b)	$1,866	$4,123	$821	$95	$2,887	$—	$9,792
Net assets	$15,421	$9,012	$17,003	$9,067	$13,554	$8	$64,065

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Item 1 of this Form 10-Q. The financial statements included in the Company’s press release issued on October 27, 2016 (and included as Exhibit 99.1 to the current report on Form 8-K filed the same day) inadvertently included an impairment of long-lived assets charge of $0.6 million related to the Company’s China asset group. The financial statements contained in Item 1 of this Form 10-Q have been updated to reflect the exclusion of this impairment charge. The reader should also refer to the Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2015. This MD&A contains forward-looking statements. Please see "FORWARD-LOOKING STATEMENTS" for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization ("EBITDA"). See Note 18 of this Form 10-Q to the Condensed Consolidated Financial Statements for EBITDA segment reconciliation information.
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

Index

Current Market Conditions
Economic conditions in most of the world's major markets remain mixed. In the U.K., the June 23, 2016 referendum by British voters to exit the European Union (commonly referred to as “Brexit”) adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound as compared to the U.S. dollar. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. The Company's U.K. operations, future financial performance and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the U.K. negotiates its exit from the European Union.
Conditions in Continental Europe have shown improvement with GDP growth in most of the major markets, as well as forecasted GDP growth for the remainder of 2016. Australia faces a slow growth outlook for the remainder of 2016, while the outlook for Asia is uncertain given China's slowing growth outlook.
The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for the Company's services.
Financial Performance
The Company achieved mixed financial performance for the third quarter of 2016 in most of the major markets in which it operates. On a constant currency basis, for the three months ended September 30, 2016, revenue increased by $1.7 million, or 1.6%, and gross margin declined by $0.6 million, or 1.4%, respectively, compared to the same period in 2015.

The changes in revenue and gross margin were driven by strong results in Australia, the Americas and Continental Europe and declines in revenue and gross margin in the U.K. and China.

The following is a summary of the highlights for the three and nine months ended September 30, 2016 and 2015. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment. For the nine months ended September 30, 2016, a primary driver of the difference from the same period in 2015 was the prior year divestitures of the Netherlands, US I.T., Luxembourg and Central and Eastern Europe businesses.

•	Revenue was $108.1 million for the three months ended September 30, 2016, compared to $110.0 million for the same period in 2015, a decrease of $1.9 million, or 1.7%.

◦
On a constant currency basis, the Company's revenue increased $1.7 million, or 1.6%, mainly due to an increase of $2.6 million in contracting revenue (up 3.8% compared to the same period in 2015) and partially offset by a decrease of $1.2 million in permanent recruitment revenue (down 3.9% compared to the same period in 2015).

•	Revenue was $322.4 million for the nine months ended September 30, 2016, compared to $357.1 million for the same period in 2015, a decrease of $34.7 million, or 9.7%.

◦
On a constant currency basis, the Company's revenue decreased $20.3 million, or 5.9%, mainly due to decreases of $18.3 million in contracting revenue (down 8.1% compared to the same period in 2015) and $2.9 million in permanent recruitment revenue (down 3.3% compared to the same period in 2015) partially offset by an increase of $0.9 million in talent management revenue (up 3.2% compared to the same period in 2015).

•	Gross margin was $43.5 million for the three months ended September 30, 2016, compared to $45.1 million for the same period in 2015, a decrease of $1.6 million, or 3.6%.

◦
On a constant currency basis, gross margin decreased $0.6 million, or 1.4%, mainly due to a decrease of $0.9 million in permanent recruitment gross margin (down 3.3% compared to the same period in 2015) partially offset by an increase of $0.1 million in talent management gross margin (up 2.2% compared to the same period in 2015). Temporary recruitment gross margin remained flat, as compared to the same period in 2015.

•	Gross margin was $131.6 million for the nine months ended September 30, 2016, compared to $143.3 million for the same period in 2015, a decrease of $11.6 million, or 8.1%.

◦
On a constant currency basis, gross margin decreased $7.2 million, or 5.2%, mainly due to decreases of $5.5 million in temporary recruitment gross margin (down 17.1% compared to the same period in 2015)

Index

and $2.7 million in permanent recruitment gross margin (down 3.2% compared to the same period in 2015) partially offset by an increase of $1.2 million in talent management gross margin (up 5.5% compared to the same period in 2015).

•
Selling, general and administrative expenses and other non-operating income (expense) ("SG&A and Non-Op") were $43.6 million for the three months ended September 30, 2016, compared to $45.3 million for the same period in 2015, a decrease of $1.7 million, or 3.7%.

◦
On a constant currency basis, SG&A and Non-Op decreased $0.5 million, or 1.1%. SG&A and Non-Op, as a percentage of revenue, were 40.4% for the three months ended September 30, 2016, compared to 41.5% for the same period in 2015.

•	SG&A and Non-Op were $135.7 million for the nine months ended September 30, 2016, compared to $151.1 million for the same period in 2015, a decrease of $15.3 million, or 10.1%.

◦
On a constant currency basis, SG&A and Non-Op decreased $10.4 million, or 7.1%. SG&A and Non-Op, as a percentage of revenue, were 42.1% for the nine months ended September 30, 2016, compared to 42.6% for the same period in 2015.

•
Business reorganization expenses were $0.2 million for the three months ended September 30, 2016, compared to $2.3 million for the same period in 2015, a decrease of approximately $2.1 million. On a constant currency basis, business reorganization expenses decreased $2.1 million.

•
Business reorganization expenses were $1.0 million for the nine months ended September 30, 2016, compared to $5.7 million for the same period in 2015, a decrease of approximately $4.7 million. On a constant currency basis, business reorganization expenses decreased $4.6 million.

•
EBITDA loss was $0.3 million for the three months ended September 30, 2016, compared to EBITDA loss of $2.6 million for the same period in 2015, an increase in EBITDA of $2.3 million. On a constant currency basis, EBITDA increased $2.1 million.

•
EBITDA loss was $5.1 million for the nine months ended September 30, 2016, compared to EBITDA of $6.4 million for the same period in 2015, a decrease in EBITDA of $11.4 million. On a constant currency basis, EBITDA decreased $12.0 million.

•
Net loss was $1.9 million for the three months ended September 30, 2016, compared to net loss of $2.1 million for the same period in 2015, a decrease in net loss of $0.2 million. On a constant currency basis, net loss was unchanged.

•
Net loss was $8.5 million for the nine months ended September 30, 2016, compared to net income of $5.0 million for the same period in 2015, a decrease in net income of $13.5 million. On a constant currency basis, net income decreased $14.1 million.

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization expenses, operating income (loss), net income (loss) and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and nine months ended September 30, 2016 and 2015.

Index

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015			2016	2015
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Hudson Americas	$4,163	$3,735	$1	$3,736	$11,660	$24,896	$(22)	$24,874
Hudson Asia Pacific	64,607	55,609	2,451	58,060	177,717	166,123	(3,688)	162,435
Hudson Europe	39,366	50,684	(6,014)	44,670	133,053	166,069	(10,643)	155,426
Total	$108,136	$110,028	$(3,562)	$106,466	$322,430	$357,088	$(14,353)	$342,735
Gross margin:
Hudson Americas	$3,691	$3,176	$1	$3,177	$10,210	$12,876	$(20)	$12,856
Hudson Asia Pacific	22,414	23,376	521	23,897	63,601	68,073	(1,718)	66,355
Hudson Europe	17,437	18,593	(1,505)	17,088	57,832	62,322	(2,697)	59,625
Total	$43,542	$45,145	$(983)	$44,162	$131,643	$143,271	$(4,435)	$138,836
SG&A and Non-Op (a):
Hudson Americas	$3,382	$3,593	$(3)	$3,590	$9,928	$14,985	$(41)	$14,944
Hudson Asia Pacific	22,072	21,242	358	21,600	63,521	65,191	(1,994)	63,197
Hudson Europe	17,756	19,369	(1,555)	17,814	56,475	64,713	(2,909)	61,804
Corporate	429	1,119	13	1,132	5,822	6,177	6	6,183
Total	$43,639	$45,323	$(1,187)	$44,136	$135,746	$151,066	$(4,938)	$146,128
Business reorganization expenses:
Hudson Americas	$(3)	$589	$—	$589	$(41)	$1,006	$—	$1,006
Hudson Asia Pacific	(1)	336	49	385	273	669	29	698
Hudson Europe	188	1,278	(89)	1,189	781	2,678	(120)	2,558
Corporate	(1)	61	88	149	(49)	1,314	(1)	1,313
Total	$183	$2,264	$48	$2,312	$964	$5,667	$(92)	$5,575
Gain (loss) on sale and exit of businesses:
Hudson Americas	$—	$(20)	$—	$(20)	$—	$15,918	$—	$15,918
Hudson Asia Pacific	—	—	—	—	—	—	—	—
Hudson Europe	—	(167)	1	(166)	—	3,900	(7)	3,893
Corporate	—	—	—	—	—	—	—	—
Total	$—	$(187)	$1	$(186)	$—	$19,818	$(7)	$19,811
Operating income (loss):
Hudson Americas	$409	$(1,314)	$1	$(1,313)	$538	$12,387	$7	$12,394
Hudson Asia Pacific	714	1,654	69	1,723	507	2,258	232	2,490
Hudson Europe	(389)	(1,467)	106	(1,361)	1,289	1,017	288	1,305
Corporate	(1,520)	(2,699)	(2)	(2,701)	(9,250)	(12,561)	(2)	(12,563)
Total	$(786)	$(3,826)	$174	$(3,652)	$(6,916)	$3,101	$525	$3,626
Net income (loss), consolidated	$(1,873)	$(2,084)	$189	$(1,895)	$(8,498)	$4,955	$646	$5,601
EBITDA (loss) from continuing operations (b):
Hudson Americas	$326	$(1,029)	$(5)	$(1,034)	$313	$12,788	$24	$12,812
Hudson Asia Pacific	275	1,680	106	1,786	(370)	1,852	237	2,089
Hudson Europe	(466)	(2,094)	144	(1,950)	761	(798)	325	(473)
Corporate	(415)	(1,186)	—	(1,186)	(5,771)	(7,486)	—	(7,486)
Total	$(280)	$(2,629)	$245	$(2,384)	$(5,067)	$6,356	$586	$6,942

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2016	2015	2016	2015
Net income (loss)	$(1,873)	$(2,084)	$(8,498)	$4,955
Adjustment for income (loss) from discontinued operations, net of income taxes	35	(55)	327	864
Income (loss) from continuing operations	$(1,908)	$(2,029)	$(8,825)	$4,091
Adjustments to net income (loss) from continuing operations
Provision for (benefit from) income taxes	718	(1,648)	1,200	(1,317)
Interest expense, net	109	93	264	542
Depreciation and amortization expense	801	955	2,294	3,040
Total adjustments from net income (loss) to EBITDA (loss)	1,628	(600)	3,758	2,265
EBITDA (loss) from continuing operations	$(280)	$(2,629)	$(5,067)	$6,356

Index

Temporary Contracting Data
The following table sets forth the Company’s temporary contracting revenue, gross margin, and gross margin as a percentage of revenue for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015			2016	2015
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency
TEMPORARY CONTRACTING DATA (a):
Revenue:
Hudson Americas	$346	$423	$1	$424	$1,093	$15,116	$1	$15,117
Hudson Asia Pacific	46,657	35,468	2,137	37,605	125,995	108,011	(2,174)	105,837
Hudson Europe	23,437	34,919	(5,120)	29,799	81,242	114,651	(9,004)	105,647
Total	$70,440	$70,810	$(2,982)	$67,828	$208,330	$237,778	$(11,177)	$226,601
Gross margin:
Hudson Americas	$43	$18	$1	$19	$165	$3,466	$—	$3,466
Hudson Asia Pacific	5,601	4,413	270	4,683	15,150	13,762	(278)	13,484
Hudson Europe	3,177	4,817	(700)	4,117	11,218	16,271	(1,200)	15,071
Total	$8,821	$9,248	$(429)	$8,819	$26,533	$33,499	$(1,478)	$32,021
Gross margin as a percentage of revenue:
Hudson Americas	12.4%	4.3%	N/A	4.5%	15.1%	22.9%	N/A	22.9%
Hudson Asia Pacific	12.0%	12.4%	N/A	12.5%	12.0%	12.7%	N/A	12.7%
Hudson Europe	13.6%	13.8%	N/A	13.8%	13.8%	14.2%	N/A	14.3%
Total	12.5%	13.1%	N/A	13.0%	12.7%	14.1%	N/A	14.1%

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

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Revenue	$4.2	$3.7	$0.4	11.5%	$11.7	$24.9	$(13.2)	(53.2)%

For the three months ended September 30, 2016, permanent recruitment revenue increased $0.5 million, or 16.5%, as a result of growth in RPO, as compared to the same period in 2015.

For the nine months ended September 30, 2016, temporary contracting revenue decreased $14.0 million, or 92.8%, as compared to the same period in 2015. The decrease in temporary contracting revenue was directly attributable to the divestiture of the Company's US IT business in June 2015. For the nine months ended September 30, 2016, permanent recruitment revenue increased $0.8 million, or 8.2%, as a result of growth in RPO, as compared to the same period in 2015.
Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Gross margin	$3.7	$3.2	$0.5	16.2%	$10.2	$12.9	$(2.7)	(20.7)%
Gross margin as a percentage of revenue	88.7%	85.0%	N/A	N/A	87.6%	51.7%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	12.4%	4.3%	N/A	N/A	15.1%	22.9%	N/A	N/A

For the three months ended September 30, 2016, permanent recruitment gross margin increased $0.5 million, or 16.1%, as a result of growth in RPO, as compared to the same period in 2015.

For the nine months ended September 30, 2016, temporary contracting gross margin decreased $3.3 million, or 95.2%, as compared to the same period in 2015. Temporary contracting gross margin decreased due to the divestiture of the Company's US IT business in June 2015. Permanent recruitment gross margin increased $0.6 million, or 6.7%, as a result of growth in RPO, as compared to the same period in 2015.

For the three months ended September 30, 2016, total gross margin as a percentage of revenue was 88.7%, as compared to 85.0% for the same period in 2015. For the nine months ended September 30, 2016, total gross margin as a percentage of revenue was 87.6%, as compared to 51.7% for the same period in 2015. The increase in total gross margin as a percentage of revenue was principally due to the divestiture of the Company's US IT business in June 2015.

Index

SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
SG&A and Non-Op	$3.4	$3.6	$(0.2)	(5.9)%	$9.9	$15.0	$(5.1)	(33.7)%
SG&A and Non-Op as a percentage of revenue	81.2%	96.2%	N/A	N/A	85.1%	60.2%	N/A	N/A

For the three months ended September 30, 2016, SG&A and Non-Op decreased $0.2 million, or 5.9%, as compared to the same period in 2015 due to lower occupancy and support costs.
For the nine months ended September 30, 2016, SG&A and Non-Op decreased $5.1 million, or 33.7%, as compared to the same period in 2015 due to lower sales and administrative costs as a result of the prior year divestiture of the U.S. IT business and lower support costs. The decline was also driven by the change in control stock-based compensation expense of $0.4 million recorded in June 2015.

Business Reorganization Expenses

For the three months ended September 30, 2016, business reorganization expenses were approximately $0.0 million, as compared to $0.6 million for the same period in 2015. For the nine months ended September 30, 2016, business reorganization expenses were $0.0 million as compared to $1.0 million for the same period in 2015.
Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Operating income (loss)	$0.4	$(1.3)	$1.7	(a)	$0.5	$12.4	$(11.8)	(a)
EBITDA (loss)	$0.3	$(1.0)	$1.4	(a)	$0.3	$12.8	$(12.5)	(a)
EBITDA (loss) as a percentage of revenue	7.8%	(27.6)%	N/A	N/A	2.7%	51.4%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended September 30, 2016, EBITDA was $0.3 million, or 7.8% of revenue, as compared to EBITDA loss of $1.0 million, or 27.6% of revenue, for the same period in 2015. For the nine months ended September 30, 2016, EBITDA was $0.3 million, or 2.7% of revenue, as compared to EBITDA of $12.8 million, or 51.4% of revenue, for the same period in 2015. The decline in EBITDA for the nine months ended September 30, 2016, was principally due to the prior year gain on sale of the U.S. IT business of $15.9 million.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Revenue	$64.6	$58.1	$6.5	11.3%	$177.7	$162.4	$15.3	9.4%

For the three months ended September 30, 2016, temporary contracting revenue increased $9.1 million, or 24.1%, as compared to the same period in 2015. For the three months ended September 30, 2016, permanent recruitment revenue decreased $2.2 million, or 13.0%, as compared to the same period in 2015.

In Australia, revenue increased $7.7 million, or 18.3%, for the three months ended September 30, 2016, as compared to the same period in 2015. The increase was primarily in temporary contracting revenue, which increased $8.0 million, or 25.6%, for the three months ended September 30, 2016, as compared to the same period in 2015. The increases in temporary contracting revenue for the three months ended September 30, 2016 were in the Company's information technology, technical & engineering, office support and public sector practices partially offset by declines in RPO and financial services. The decline in RPO was due mainly to the end of a large, lower-margin RPO contracting project in 2015.

In Asia, revenue decreased $2.2 million, or 24.8%, for the three months ended September 30, 2016, as compared to the same period in 2015. The decrease in Asia was primarily in China.

For the nine months ended September 30, 2016, temporary contracting revenue increased $20.2 million, or 19.0%, as compared to the same period in 2015. For the nine months ended September 30, 2016, permanent recruitment revenue decreased $4.1 million, or 8.8%, as compared to the same period in 2015.

In Australia, revenue increased $18.8 million, or 16.0%, for the nine months ended September 30, 2016, as compared to the same period in 2015. The increase was primarily in temporary contracting revenue, which increased $17.9 million, or 20.0%, for the nine months ended September 30, 2016, as compared to the same period in 2015. The increases in temporary contracting revenue for the nine months ended September 30, 2016 were a result of the same factors noted above.

In Asia, revenue decreased $6.0 million, or 23.5%, for the nine months ended September 30, 2016, as compared to the same period in 2015. The decrease in Asia was primarily in China.

Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Gross margin	$22.4	$23.9	$(1.5)	(6.2)%	$63.6	$66.4	$(2.8)	(4.2)%
Gross margin as a percentage of revenue	34.7%	41.2%	N/A	N/A	35.8%	40.9%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	12.0%	12.5%	N/A	N/A	12.0%	12.7%	N/A	N/A

For the three months ended September 30, 2016, permanent recruitment and talent management gross margin decreased $2.1 million and $0.3 million, or 12.5% and 13.5%, respectively, as compared to the same period in 2015. The decline was

Index

partially offset by an increase in temporary contracting gross margin of $0.9 million, or 19.6%, for the three months ended September 30, 2016, as compared to the same period in 2015.

In Australia, gross margin increased $0.5 million, or 3.7%, for the three months ended September 30, 2016, as compared to the same period in 2015. The increase was primarily in permanent recruitment and temporary contracting gross margins increasing $0.1 million and $0.8 million, or 1.8% and 20.5%, respectively, for the three months ended September 30, 2016, as compared to the same period in 2015. The increase was partially offset by a decline in talent management gross margin of $0.4 million, or 17.1%, for the three months ended September 30, 2016, as compared to the same period in 2015, as a number of projects ended.

In Asia, gross margin declined $2.3 million, or 26.7%, for the three months ended September 30, 2016, as compared to the same period in 2015. The decrease in Asia was primarily in China.

For the nine months ended September 30, 2016, permanent recruitment gross margin decreased $3.8 million, or 8.5%, as compared to the same period in 2015. The decline was partially offset by an increase in temporary contracting gross margin of $1.7 million, or 12.4%, for the nine months ended September 30, 2016, as compared to the same period in 2015.

In Australia, gross margin increased $2.8 million, or 7.6%, for the nine months ended September 30, 2016, as compared to the same period in 2015. The increase was primarily in permanent recruitment and temporary contracting increasing $2.2 million and $1.5 million, or 11.4% and 13.9%, respectively, for the nine months ended September 30, 2016, as compared to the same period in 2015. The increase was partially offset by a decline in talent management gross margin of $0.7 million, or 11.2%, for the three months ended September 30, 2016, as compared to the same period in 2015.

In Asia, gross margin declined $6.2 million, or 25.2%, for the nine months ended September 30, 2016, as compared to the same period in 2015. The decrease in Asia was primarily in China.

Total gross margin as a percentage of revenue was 34.7% for the three months ended September 30, 2016, as compared to 41.2% for the same period in 2015. Total gross margin as a percentage of revenue was 35.8% for the nine months ended September 30, 2016, as compared to 40.9% for the same period in 2015. The decrease in total gross margin as a percentage of revenue for the three and nine months ended September 30, 2016 resulted from a decline in the permanent recruitment gross margin as a percentage of total gross margin as compared to the same periods in 2015.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$22.1	$21.6	$0.5	2.2%	$63.5	$63.2	$0.3	0.5%
SG&A and Non-Op as a percentage of revenue	34.2%	37.2%	N/A	N/A	35.7%	38.9%	N/A	N/A

For the three months ended September 30, 2016, SG&A and Non-Op increased $0.5 million, or 2.2%, as compared to the same period in 2015. The increase was primarily due to higher unrealized currency losses included in Non-Op expenses partially offset by lower support costs and corporate administrative charges. For the nine months ended September 30, 2016, SG&A and Non-Op increased $0.3 million, or 0.5%, as compared to the same period in 2015. The increase was primarily driven by higher staff costs and unrealized currency losses, partially offset by lower corporate administrative charges and stock-based compensation expense. The decline in stock-based compensation expense was primarily driven by the prior year change in control stock-based compensation expense of $0.6 million recorded in June 2015.

For the three months ended September 30, 2016, SG&A and Non-Op, as a percentage of revenue, was 34.2%, as compared to 37.2% for the same period in 2015. For the nine months ended September 30, 2016, SG&A and Non-Op, as a percentage of revenue, was 35.7%, as compared to 38.9% for the same period in 2015. The decrease in SG&A and Non-Op, as a percentage of revenue, was principally due to the factors noted above.

Index

Business Reorganization Expenses

For the three months ended September 30, 2016, business reorganization expenses were approximately $0.0 million, as compared to $0.4 million for the same period in 2015. For the nine months ended September 30, 2016, business reorganization expenses were approximately $0.3 million as compared to $0.7 million for the same period in 2015. Business reorganization expenses in the current year were primarily due to severance costs.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Operating income (loss)	$0.7	$1.7	$(1.0)	(a)	$0.5	$2.5	$(2.0)	(a)
EBITDA (loss)	$0.3	$1.8	$(1.5)	(a)	$(0.4)	$2.1	$(2.5)	(a)
EBITDA (loss) as a percentage of revenue	0.4%	3.1%	N/A	N/A	(0.2)%	1.3%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended September 30, 2016, EBITDA was $0.3 million, or 0.4% of revenue, as compared to EBITDA of $1.8 million, or 3.1% of revenue, for the same period in 2015. For the nine months ended September 30, 2016, EBITDA loss was $0.4 million, or 0.2% of revenue, as compared to EBITDA of $2.1 million, or 1.3% of revenue, for the same period in 2015. The decrease in EBITDA for the three months ended September 30, 2016 was principally due to the decline in gross margin and increase in SG&A and Non-Op expense, partially offset by a decline in business reorganization expenses. The decline in EBITDA for the nine months ended September 30, 2016, was principally due to the decline in gross margin.
For the three months ended September 30, 2016, operating income was $0.7 million, as compared to operating income of $1.7 million for the same period in 2015. For the nine months ended September 30, 2016, operating income was $0.5 million, as compared to operating income of $2.5 million for the same period in 2015. The difference between operating income (loss) and EBITDA (loss) for the three and nine months ended September 30, 2016 and 2015 was principally due to corporate management fees, foreign currency gains and losses and depreciation.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Revenue	$39.4	$44.7	$(5.3)	(11.9)%	$133.1	$155.4	$(22.4)	(14.4)%

For the three months ended September 30, 2016, temporary contracting revenue decreased $6.4 million, or 21.3%, as compared to the same period in 2015. The decline was partially offset by an increase in talent management and permanent recruitment revenue of $0.4 million and $0.5 million, or 7.1% and 5.0%, respectively, as compared to the same period in 2015.

For the nine months ended September 30, 2016, temporary contracting revenue decreased $24.4 million, or 23.1%, as compared to the same period in 2015. The decline was partially offset by an increase in talent management and permanent recruitment revenue of $1.5 million and $0.3 million, or 8.7% and 1.0%, as compared to the same period in 2015.

In the U.K., for the three months ended September 30, 2016, revenue decreased by $7.1 million, or 20.7%, to $27.0 million, from $34.1 million for the same period in 2015. For the three months ended September 30, 2016, the decrease in the U.K. was driven by a decline in temporary contracting revenue of $6.8 million, or 23.6%, as compared to the same period in 2015, primarily a result of reduced demand from large financial services clients.

In the U.K., for the nine months ended September 30, 2016 , revenue decreased by $13.8 million, or 12.8%, to $93.7 million, from $107.4 million for the same period in 2015. For the nine months ended September 30, 2016, the decrease in the U.K. was driven by declines in temporary contracting and permanent recruitment revenues of $12.8 million and $1.2 million, or 14.2% and 7.7%, respectively, as compared to the same period in 2015.

In Continental Europe, total revenue was $12.4 million for the three months ended September 30, 2016, as compared to $10.6 million for the same period in 2015, an increase of $1.8 million, or 16.6%.

In Continental Europe, for the nine months ended September 30, 2016, total revenue was $39.4 million, as compared to $48.0 million for the same period in 2015, a decrease of $8.6 million, or 17.9%. The revenue decline in Continental Europe was a result of the prior year divestitures, resulting in a decline in revenue for the nine months ended September 30, 2016 of $13.1 million, as compared to the same period in 2015. Excluding the decline from prior year divestitures, revenue in Continental Europe, increased by $4.5 million, or 12.9%, for the nine months ended September 30, 2016, as compared to the same period in 2015.

Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Gross margin	$17.4	$17.1	$0.3	2.0%	$57.8	$59.6	$(1.8)	(3.0)%
Gross margin as a percentage of revenue	44.3%	38.3%	N/A	N/A	43.5%	38.4%	N/A	N/A
Temporary contracting gross margin as a percentage of temporary contracting revenue	13.6%	13.8%	N/A	N/A	13.8%	14.3%	N/A	N/A

Index

For the three months ended September 30, 2016, talent management and permanent recruitment gross margin increased $0.4 million and $0.6 million, or 9.6% and 6.8%, respectively, as compared to the same period in 2015. The increase was partially offset by a decline in temporary contracting gross margin of $0.9 million, or 22.8%, as compared to the same period in 2015.

For the nine months ended September 30, 2016, temporary contracting gross margin decreased $3.9 million, or 25.6%, partially offset by increases in permanent recruitment and talent management gross margins of $0.4 million and $1.3 million, or 1.4% and 9.2%, respectively, as compared to the same period in 2015

In the U.K., total gross margin for the three months ended September 30, 2016 decreased $1.3 million, or 15.5%, as compared to the same period in 2015. Temporary contracting and permanent recruitment gross margins declined $1.1 million and $0.2 million, or 27.3% and 5.5%, respectively, for the three months ended September 30, 2016, as compared to 2015.

In the U.K., total gross margin for the nine months ended September 30, 2016 decreased $2.8 million, or 9.8%, as compared to the same period in 2015. Temporary contracting and permanent recruitment gross margins declined $1.6 million and $1.1 million, or 13.5% and 7.5%, respectively, for the nine months ended September 30, 2016, as compared to the same period in 2015.

In Continental Europe, for the three months ended September 30, 2016, total gross margin increased $1.6 million, or 19.4%, as compared to the same period in 2015.

In Continental Europe for the nine months ended September 30, 2016, total gross margin increased $0.9 million, or 3.0%, as compared to the same period in 2015. The prior year divestitures resulted in a decline in gross margin for the nine months ended September 30, 2016, of $3.0 million, as compared to the same period in 2015. Excluding the decline from prior year divestitures, gross margin in Continental Europe increased $3.9 million, or 13.6%, for the nine months ended September 30, 2016, as compared to the same period in 2015.

For the three months ended September 30, 2016, gross margin, as a percentage of revenue, was 44.3%, as compared to 38.3% for 2015. For the nine months ended September 30, 2016, gross margin, as a percentage of revenue, was 43.5%, as compared to 38.4% for 2015. The increase in gross margin, as a percentage of revenue, resulted from an increase in the relative mix of higher margin permanent recruitment and lower margin temporary contracting revenues. The temporary contracting gross margin, as a percentage of revenue, for the three months ended September 30, 2016, was 13.6%, as compared to 13.8%, for the same period in 2015. For the nine months ended September 30, 2016, the temporary contracting gross margin, as a percentage of revenue, was 13.8%, as compared to 14.3% for the same period in 2015.

SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$17.8	$17.8	$(0.1)	(0.3)%	$56.5	$61.8	$(5.3)	(8.6)%
SG&A and Non-Op as a percentage of revenue	45.1%	39.9%	N/A	N/A	42.4%	39.8%	N/A	N/A

For the three months ended September 30, 2016, SG&A and Non-Op decreased $0.1 million, or 0.3%, as compared to the same period in 2015. The decline is a result of actions taken to streamline business processes in 2015, including reduced real estate, back office support functions and corporate management fees, partially offset by higher staff costs in Continental Europe.

For the nine months ended September 30, 2016, SG&A and Non-Op decreased $5.3 million, or 8.6%, as compared to the same period in 2015. The decline is a result of the 2015 divestiture of the Netherlands business, lower stock based compensation expense along with the same factors noted above. The decline in stock based compensation expense is partially attributable to the prior year June 2015 change in control stock compensation expense of $0.7 million.

Index

For the three months ended September 30, 2016, SG&A and Non-Op, as a percentage of revenue, was 45.1%, as compared to 39.9% for the same period in 2015. For the nine months ended September 30, 2016, SG&A and Non-Op, as a percentage of revenue, was 42.4%, as compared to 39.8% for the same period in 2015.The increase in SG&A and Non-Op, as a percentage of revenue, for the three and nine months ended September 30, 2016 was primarily due to lower revenue, as compared to the same periods in 2015.

Business Reorganization Expenses

For the three months ended September 30, 2016, business reorganization expenses were $0.2 million, as compared to $1.2 million for the same period in 2015. For the nine months ended September 30, 2016, business reorganization expenses were $0.8 million, as compared to $2.6 million for the same period in 2015. The business reorganization expenses incurred for the three and nine months ended September 30, 2016 were primarily due to severance costs, lease exit charges in France and changes in lease exit cost estimates in the U.K.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in amount	Change in %	2016	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Operating income (loss)	$(0.4)	$(1.4)	$1.0	71.4%	$1.3	$1.3	$—	1.2%
EBITDA (loss)	$(0.5)	$(2.0)	$1.5	76.1%	$0.8	$(0.5)	$1.2	(a)
EBITDA (loss) as a percentage of revenue	(1.2)%	(4.4)%	N/A	N/A	0.6%	(0.3)%	N/A	N/A

For the three months ended September 30, 2016, EBITDA loss was $0.5 million, or 1.2% of revenue, as compared to EBITDA loss of $2.0 million, or 4.4% of revenue, for the same period in 2015. The increase in EBITDA for the three months ended September 30, 2016, as compared to the same period in 2015, was principally due to lower business reorganization and SG&A and Non-Op expenses and the increase in gross margin.

For the nine months ended September 30, 2016, EBITDA was $0.8 million, or 0.6% of revenue, as compared to EBITDA loss of $0.5 million, or 0.3% of revenue, for the same period in 2015. The increase in EBITDA for the nine months ended September 30, 2016, as compared to the same period in 2015, was principally due to lower business reorganization and SG&A and Non-Op expenses, partially offset by a decrease in gross margin.
For the three months ended September 30, 2016, operating loss was $0.4 million, as compared to operating loss of $1.4 million for the same period in 2015. For the nine months ended September 30, 2016 and 2015, operating income was $1.3 million. The differences between operating income and EBITDA for the three and nine months ended September 30, 2016 and 2015 were principally due to corporate management fees and depreciation.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $0.4 million for the three months ended September 30, 2016, as compared to $1.1 million for the same period in 2015, a decrease of $0.7 million. The decrease for the three months ended September 30, 2016, was principally due to cost savings associated with prior year reorganization efforts offset by lower corporate allocations to our business operations.

For the nine months ended September 30, 2016, corporate expenses were $5.8 million as compared to $6.2 million for the same period in 2015, a decrease of $0.4 million. The decrease for the nine months ended September 30, 2016 was principally due to the factors noted above and a decline in stock based compensation expense, offset by legal settlement costs associated with an arbitration claim (see Note 14) and lower corporate allocations to our business operations.The decline in stock based compensation expense is partially attributable to the prior year June 2015 change in control stock compensation expense of $0.8 million.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.8 million for the three months ended September 30, 2016, as compared to $1.0 million for the same period in 2015, a decrease of $0.2 million, or 16.1%. For the nine months ended September 30, 2016, depreciation and amortization expense was $2.3 million, as compared to $3.0 million for the same period in 2015, a decrease of $0.7 million, or 24.5%. The decrease was due to lower level of capital expenditures in 2016 as compared to 2015.

Interest Expense, Net of Interest Income

Interest expense was $0.1 million for the three months ended September 30, 2016, as compared to $0.1 million for the same period in 2015. Interest expense was $0.3 million for the nine months ended September 30, 2016, as compared to $0.5 million for the same period in 2015.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the nine months ended September 30, 2016 was $1.2 million on $7.6 million of pre-tax loss from continuing operations, as compared to a benefit for income tax of $1.3 million on $2.8 million of pre-tax income from continuing operations for the same period in 2015. The effective tax rate for the nine months ended September 30, 2016 was negative 15.7%, as compared to negative 47.5% for the same period in 2015. For the nine months ended September 30, 2016, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, a decrease in tax benefits that were previously recognized, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions. For the nine months ended September 30, 2015, the effective tax rate differed from the U.S. Federal statutory rate of 35% due to the utilization of U.S. tax losses not previously recognized as tax benefits to offset gain on sale of business, foreign tax exemptions applicable to gains on sale or exit of businesses, the inability of the Company to recognize tax benefits on losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.

Net Income (Loss)

Net loss was $1.9 million for the three months ended September 30, 2016, as compared to net loss of $2.1 million for the same period in 2015, a decrease in net loss of $0.2 million. Basic and diluted loss per share were $0.06 for the three months ended September 30, 2016, as compared to basic and diluted loss per share of $0.06 for the same period in 2015.

Net loss was $8.5 million for the nine months ended September 30, 2016, as compared to net income of $5.0 million for the same period in 2015, a decrease in net income of $13.5 million. The decrease in net income was primarily due to $21.2 million recorded related to gains associated with the sale and exit of businesses including discontinued operations for the nine months ended September 30, 2015, partially offset by the factors noted above. Basic and diluted loss per share were $0.25 for the nine months ended September 30, 2016, as compared to basic and diluted income per share of $0.15 for the same period in 2015.

Index

Liquidity and Capital Resources
As of September 30, 2016, cash and cash equivalents totaled $17.4 million, as compared to $37.7 million as of December 31, 2015. The following table summarizes the Company's cash flow activities for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
$ in millions	2016	2015
Net cash provided by (used in) operating activities	$(15.1)	$(18.2)
Net cash provided by (used in) investing activities	(1.8)	22.3
Net cash provided by (used in) financing activities	(2.9)	(0.8)
Effect of exchange rates on cash and cash equivalents	(0.5)	(1.0)
Net increase (decrease) in cash and cash equivalents	$(20.3)	$2.3

Cash Flows from Operating Activities
For the nine months ended September 30, 2016, net cash used in operating activities was $15.1 million, as compared to $18.2 million net cash used in operating activities for the same period in 2015, a decrease in net cash used in operating activities of $3.1 million. The decline in net cash used in operating activities resulted principally from a decrease in working capital requirements as a result of the prior year divestitures and fluctuations in foreign currency. For the nine months ended September 30, 2016, net cash used in operating activities from discontinued operations was $0.7 million, as compared to $0.5 million for the same period in 2015.

Cash Flows from Investing Activities
For the nine months ended September 30, 2016, net cash used in investing activities was $1.8 million, as compared to $22.3 million of net cash flows provided by investing activities for the same period in 2015. The decrease in net cash provided by investing activities was due to the sales of the US IT and Netherlands businesses in 2015.
Cash Flows from Financing Activities
For the nine months ended September 30, 2016, net cash used in financing activities was $2.9 million, as compared to net cash used in financing activities of $0.8 million for the same period in 2015, an increase in net cash used in financing activities of $2.1 million. The increase in net cash used in financing activities was primarily attributable to current year cash dividends and repurchase of common stock, partially offset by an increase in net borrowings in the nine months ended September 30, 2016, as compared to the same period in 2015.
During the nine months ended September 30, 2016, the Company paid cash dividends of $3.4 million, or $0.10 per share.
Credit Agreements

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary ("U.K. Borrower") entered into a receivables finance agreement for an asset-based lending funding facility (the "Lloyds Agreement") with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, "Lloyds"). Until September 15, 2016, the Lloyds Agreement provided the U.K. Borrower with the ability to borrow up to $19.5 million (£15.0 million), at which time the U.K. Borrower entered into an amendment to the Lloyds Agreement that reduced the borrowing limit to $15.6 million (£12.0 million). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term was two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed temporary contracting and permanent recruitment activities in the U.K. operations ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $14.9 million (£11.5 million) and is based on 83% of eligible billed temporary contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $0.6 million (£0.5 million) and is based on 25% of eligible work-in-

Index

progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post-tax profits; and (4) at the end of each month, there must be a minimum excess availability of $2.6 million (£2.0 million).
The details of the Lloyds Agreement as of September 30, 2016 were as follows:

$ in millions	September 30, 2016
Borrowing capacity	$7.7
Less: outstanding borrowing	(0.4)
Additional borrowing availability	$7.3
Interest rates on outstanding borrowing	2.00%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of September 30, 2016.

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

The Australian Receivables Agreement provides a receivables facility of up to $19.2 million (AUD 25.0 million) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $3.1 million (AUD 4.0 million) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 thousand (AUD 6 thousand) per month.

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

Index

The details of the Finance Agreement, Australian Receivables Agreement and New Zealand Receivables Agreement as of September 30, 2016 were as follows:

$ in millions	September 30, 2016
Finance Agreement:
Financial guarantee capacity	$2.3
Less: outstanding financial guarantees	(1.9)
Additional availability for financial guarantees	$0.4
Interest rates on outstanding financial guarantees	1.80%

Australian Receivables Agreement:
Borrowing capacity	$16.3
Less: outstanding borrowing	(7.7)
Additional borrowing availability	$8.6
Interest rates on outstanding borrowing	3.17%

New Zealand Receivables Agreement:
Borrowing capacity	$2.0
Less: outstanding borrowing	—
Additional borrowing availability	$2.0
Interest rates on outstanding borrowing	4.19%

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

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2016.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. The Belgium subsidiary has a $1.1 million (€1.0 million) overdraft facility. Borrowings under the Belgium lending arrangements may be made with an interest rate based on the one-month EURIBOR plus a margin, and was 2.75% as of September 30, 2016. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.1 million (SGD 0.2 million) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on September 30, 2016. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. There were no outstanding borrowings under the Belgium and Singapore lending agreements as of September 30, 2016.
The average aggregate monthly outstanding borrowings for the credit agreements above was $9.5 million for the nine months ended September 30, 2016. The weighted average interest rate on all outstanding borrowings for the nine months ended September 30, 2016 was 3.45%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

Index

Liquidity Outlook
As of September 30, 2016, the Company had cash and cash equivalents on hand of $17.4 million, supplemented by additional borrowing availability of $19.1 million under the Lloyds Agreement, the NAB Facility Agreement and other lending arrangements in Belgium and Singapore. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of September 30, 2016. The Company's near-term cash requirements during 2016 are primarily related to funding operations, restructuring actions, investing in capital expenditures and repurchasing shares. For the full year 2016, the Company expects to make capital expenditures of approximately $2.0 million to $3.0 million and payments in connection with current restructuring actions of $3.0 million to $4.0 million.
As of September 30, 2016, $2.7 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Belgium ($3.9 million), Mainland China ($2.3 million), Spain ($1.7 million), the U.K. ($1.4 million), Hong Kong ($1.4 million), New Zealand ($1.1 million), France ($0.9 million) and Australia ($0.7 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the U.S., except where the Company is able to repatriate these earnings to the U.S. without a material incremental tax provision. In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds. The Company has not provided for U.S. Federal income or foreign withholding taxes on these undistributed foreign earnings because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. It is not practicable to determine the amount of tax associated with such undistributed earnings.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.1 million and $0.1 million as of September 30, 2016 and December 31, 2015, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 3, 2016 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended September 30, 2016.

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

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the nine months ended September 30, 2016, the Company earned approximately 92% of its gross margin outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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
The Brexit referendum resulted in a decline in the value of the British pound, as compared to the U.S. dollar. The Company's U.K. operations, future financial performance and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the U.K. negotiates its exit from the European Union.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
As of September 30, 2016, there have not been any material changes to the information set forth in Item 1A. "Risk Factors" disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2016 - July 31, 2016	234,108	$2.18	234,108	$5,749,954
August 1, 2016 - August 31, 2016 (b)	68,940	1.93	33,491	5,681,669
September 1, 2016 - September 30, 2016	1,102,600	1.80	1,102,600	3,697,878
Total	1,405,648	$1.87	1,370,199	$3,697,878

(a)
On July 30, 2015, the Company announced that its Board of Directors authorization the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 17 for further details. As of September 30, 2016, the Company had repurchased 2,846,456 shares for a total cost of approximately $6.3 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

(b)	Includes 35,449 shares of restricted stock withheld from employees upon the vesting of such shares to satisfy employees' income tax withholding requirements.

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

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Chief Executive Officer
(Principal Executive Officer)
Dated:	October 28, 2016
		By:	/s/ PATRICK LYONS
Patrick Lyons
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	October 28, 2016

Index

HUDSON GLOBAL, INC.
FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description
4.1
Receivables Finance Agreement Amendment, dated September 15, 2016, between Lloyds Bank Commercial Finance Limited and Hudson Global Resources Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated September 15, 2016 (File No. 0-50129)).

10.1
Securities Purchase Agreement, dated September 6, 2016, between Hudson Global, Inc. and Sagard Capital Partners, L.P. (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated September 6, 2016 (File No. 0-50129)).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) the Condensed Consolidated Statement of Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (v) the Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2016, and (vi) Notes to Condensed Consolidated Financial Statements.