Form 10-K
period 2016-12-31
Hudson Global, Inc.
filed 2017-03-03
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $58,308,000 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2016.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on January 31, 2017
Common Stock - $0.001 par value	31,708,428

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1.    BUSINESS
Hudson Global, Inc. (the “Company” or “Hudson”, “we”, “us” and “our”) provides specialized professional-level recruitment and related talent solutions worldwide. Core service offerings include Permanent Recruitment, Contracting, Recruitment Process Outsourcing (“RPO”) and Talent Management Solutions. Hudson has approximately 1,600 employees and operates in 13 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe.

For the year ended December 31, 2016, the amounts and percentages of the Company’s total gross margin from the three reportable segments were as follows:

	Gross Margin
$ in thousands	Amount	Percentage
Hudson Americas	$13,609	7.8%
Hudson Asia Pacific	84,126	48.2%
Hudson Europe	76,682	44.0%
Total	$174,417	100.0%

The Company's core service offerings include:

Permanent Recruitment: Offered on both a retained and contingent basis, Hudson's Permanent Recruitment services leverage the Company's consultants, supported by the Company's specialists in the delivery of its proprietary methods to identify, select and engage the best-fit talent for critical client roles.

Contracting: In Contracting, Hudson provides a range of project management, interim management and professional contract staffing services. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs.

RPO: Hudson RPO delivers both permanent recruitment and contracting outsourced recruitment solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. Hudson RPO's delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients' ongoing business needs. Hudson RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions and recruitment consulting.

Talent Management Solutions: Featuring embedded proprietary talent assessment and selection methodologies, Hudson's Talent Management Solutions capability encompasses services such as talent assessment (utilizing a variety of competency, attitude and experiential testing), interview training, executive coaching, employee development and outplacement.

On June 15, 2015, the Company completed the sale of substantially all of the assets (excluding working capital) of its Hudson Information Technology (US) business (the "US IT business") to Mastech, Inc. As a result, the Company no longer has an Americas' Information Technology contracting practice. The Company also completed the sale of its Netherlands business to InterBalanceGroup BV effective April 30, 2015.

On November 7, 2014, the Company completed the sale of substantially all of the assets and liabilities of its Legal eDiscovery business in the United States and United Kingdom. As a result, the Company no longer has operations in the Legal eDiscovery business. In addition, the Company ceased direct operations in Sweden, which was included within the Hudson Europe segment during the third quarter of 2014.

CLIENTS

The Company's clients include small to large-sized corporations and government agencies. For the year ended December 31, 2016, within revenue from continuing operations, there were approximately 50 Hudson Americas clients (as compared to approximately 130 in 2015), 2,800 Hudson Asia Pacific clients (as compared to 2,600 in 2015) and 3,200 Hudson Europe clients (as compared to 3,500 in 2015).

In 2015, the Company sold and exited a number of businesses in the Americas and Europe. The divested businesses in the Americas and Europe, consisted of approximately 90 and 240 clients, respectively, included in continuing operations and in the 2015 client numbers above.

For the year ended December 31, 2016, no single client accounted for more than 10% of the Company's total revenue. As of December 31, 2016, no single client accounted for more than 10% of the Company's total outstanding accounts receivable.

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

Clients' demand for our services may fluctuate widely with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment, which directly impact our service offerings. In addition, certain geopolitical events, including the United Kingdom’s vote to withdraw from the European Union (“Brexit”), have caused significant economic, market, political and regulatory uncertainty in some of the Company’s markets. We have limited flexibility to reduce expenses during economic downturns due to some overhead costs that are fixed in the short-term. Furthermore, we may face increased pricing pressures during these periods. For example, in prior economic downturns, many employers in our operating regions reduced their overall workforce to reflect the slowing demand for their products and services.

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

We provide professional mid-level personnel on temporary assignment-by-assignment basis, which clients can generally terminate at any time or reduce their level of use when compared to prior periods. Our professional recruitment business is also significantly affected by our clients' hiring needs and their views of their future prospects. These factors can also affect our RPO business. Clients may, on very short notice, terminate, reduce or postpone their recruiting assignments with us and, therefore, affect demand for our services. This could have a material adverse effect on our business, financial condition and results of operations.

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

We have no significant proprietary technology that would preclude or inhibit competitors from entering the mid-level professional staffing markets. We cannot provide assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over our services. In addition, we believe that, with continuing development of information technology, the industries in which we compete may attract new competitors. Specifically, the increased use of the web-based and mobile technology may attract technology-oriented companies to the professional staffing industry. We cannot provide assurance that we will be able to continue to compete effectively against existing or future competitors. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We have had periods of negative cash flows and operating losses that may recur in the future.

We have experienced negative cash flows and reported operating and net losses in the past. For example, we had operating and net losses for the years ended December 31, 2016 and 2014. We cannot provide any assurance that we will have positive cash flows or operating profitability in the future, particularly to the extent the global economy continues to recover slowly from the global economic downturn. If our revenue declines or if operating expenses exceed our expectations, we may not be profitable and may not generate positive operating cash flows.

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

Extensions of credit under our existing agreements are permitted based on a borrowing base, which is an agreed percentage of eligible accounts receivable, less required reserves, applicable letters of credit and outstanding borrowings. If the amount or quality of our accounts receivable deteriorates, then our ability to borrow under these credit facilities will be directly affected. Furthermore, our receivables facilities with National Australia Bank Limited and Bank of New Zealand do not have a stated maturity date and can be terminated by National Australia Bank Limited and Bank of New Zealand upon 90 days' written notice, and our receivables finance agreement with Lloyds Bank PLC and Lloyds Bank Commercial Finance can be terminated by Lloyds Bank PLC and Lloyds Bank Commercial Finance upon three months’ written notice. We cannot provide assurance that we will be able to borrow under these credit facilities if we need cash to fund working capital or other needs.

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

From time to time, we make investments as part of our growth plans. Investments may not perform as expected because they are dependent on a variety of factors, including our ability to effectively integrate new personnel and operations, our ability to sell new services, and our ability to retain existing or gain new clients. Furthermore, we may need to borrow more cash from lenders or sell equity or debt securities to the public to finance future investments and the terms of these financings may be adverse to us.

We face risks related to our international operations.

We conduct operations in 13 countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2016, approximately 92% of our gross margin was earned outside of the United States ("U.S."). Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

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

The Company has U.S. net operating loss carry-forwards (“NOLs”) that expire through 2036. Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by greater than 50% over a three-year period. The Company has experienced ownership changes in the past. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. Federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

There may be volatility in our stock price.

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2016, the market price of our common stock reported on the NASDAQ Global Select Market ranged from a high of $2.97 to a low of $1.20. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market, our relatively low daily trading volume or actions by significant stockholders, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

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

The countries in which we operate may:

•	create additional regulations that prohibit or restrict the types of employment services that we currently provide;

•	impose new or additional benefit requirements;

•	require us to obtain additional licensing to provide staffing services;

•	impose new or additional restrictions on movements between countries;

•	increase taxes, such as sales or value-added taxes, payable by the providers of staffing services;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

All of the Company's operating offices are located in leased premises. Our principal executive office is located at 1325 Avenue of the Americas, New York, New York, 10019, where we occupy space under a lease expiring in December 2017 with approximately 7,000 aggregate square feet.

Hudson Americas shares our principal executive office and maintains no other leased locations. Hudson Asia Pacific maintains 16 leased locations with approximately 130,000 aggregate square feet. Hudson Europe maintains 17 leased locations with approximately 142,000 aggregate square feet. All leased space is considered to be adequate for the operation of its business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 3, 2017, regarding the executive officers of Hudson Global, Inc.:

Name	Age	Title
Stephen A. Nolan	56	Chief Executive Officer
Patrick Lyons	53	Chief Financial Officer and Chief Accounting Officer
David F. Kirby	42	Senior Vice President, Treasury and Investor Relations

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

MARKET FOR COMMON STOCK

The Company's common stock was listed for trading on the NASDAQ Global Select Market during 2016 under the symbol "HSON." On January 31, 2017, there were approximately 409 holders of record of the Company's common stock.

The following is a list by fiscal quarter of the market prices of the Company's common stock.

	Market Price
	High	Low
2016
Fourth quarter	$1.70	$1.20
Third quarter	$2.41	$1.46
Second quarter	$2.74	$1.85
First quarter	$2.97	$2.22
2015
Fourth quarter	$2.98	$2.10
Third quarter	$3.24	$2.10
Second quarter	$3.10	$2.11
First quarter	$3.23	$1.98

DIVIDENDS

In December 2015, our Board of Directors determined that we would pay a quarterly cash dividend on our common stock. The Company paid two cash dividends of $0.05 per share during fiscal 2016, the first on March 25, 2016 to shareholders of record as of March 15, 2016 and the second on June 24, 2016 to shareholders of record as of June 14, 2016. As a result, for the year ended December 31, 2016, the Company paid a total of $3.4 million in dividends to shareholders. The cash dividend payments are applied to accumulated deficit.

In September 2016, the Board of Directors determined that the acceleration of the Company's stock repurchase program was a better use of capital and, accordingly, stopped paying a quarterly cash dividend. Payment of any future cash dividends is at the discretion of the Board of Directors and will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors. In addition, the terms of the credit agreements of our subsidiaries may restrict such subsidiaries from paying dividends and making other distributions to us that would provide us with cash to pay dividends to our shareholders.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company's purchases of its common stock during the fourth quarter of fiscal 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2016 - October 31, 2016	3,143	1.47	3,143	$3,692,000
November 1, 2016 - November 30, 2016	54,341	1.47	54,341	3,612,000
December 1, 2016 - December 31, 2016	85,187	1.48	85,187	3,486,000
Total	142,671	$1.48	142,671	$3,486,000

(a)
On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. As of December 31, 2016, the Company had repurchased 2,989,127 shares for a total cost of approximately $6.5 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

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

PERFORMANCE INFORMATION

The following graph compares the cumulative total return since December 31, 2011 of (a) the Company's common stock with (b) Russell 2000 Index and (c) a peer group selected in good faith by the Company, in each case assuming reinvestment of dividends. The graph assumes $100 was invested on December 31, 2011 in the Company's common stock, the Russell 2000 Index and the peer group consisting of Resources Connection, Inc., Kelly Services, Inc., Kforce, Inc., and CDI Corporation.

	December 31,
	2011	2012	2013	2014	2015	2016
Hudson Global, Inc.	$100.00	$93.53	$83.92	$64.72	$60.96	$29.57
Russell 2000	$100.00	$116.35	$161.52	$169.42	$161.95	$196.45
Peer Group	$100.00	$120.21	$165.40	$161.77	$149.99	$176.16

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

	Year Ended December 31,
$ in thousands, except per share data	2016	2015	2014	2013	2012
SUMMARY OF OPERATIONS (a):
Revenue	$422,744	$463,197	$581,192	$562,572	$655,875
Gross margin	$174,417	$187,710	$222,845	$209,429	$257,793
Business reorganization	$1,580	$5,828	$3,789	$5,440	$7,506
Operating income (loss)	$(7,587)	$3,241	$(17,486)	$(27,152)	$(10,094)
Income (loss) from continuing operations	$(8,933)	$1,607	$(15,786)	$(30,211)	$(7,222)
Income (loss) from discontinued operations, net of income taxes	$143	$722	$2,592	$(184)	$1,887
Net income (loss)	$(8,790)	$2,329	$(13,194)	$(30,395)	$(5,335)
Basic income (loss) per share from continuing operations	$(0.27)	$0.05	$(0.48)	$(0.93)	$(0.22)
Basic net income (loss) per share	$(0.26)	$0.07	$(0.40)	$(0.94)	$(0.17)
Diluted income (loss) per share from continuing operations	$(0.27)	$0.05	$(0.48)	$(0.93)	$(0.22)
Diluted net income (loss) per share	$(0.26)	$0.07	$(0.40)	$(0.94)	$(0.17)
OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities	$(9,420)	$(17,351)	$(17,840)	$2,513	$13,159
Net cash provided by (used in) investing activities	$(2,724)	$21,648	$16,731	$(2,557)	$(8,272)
Net cash provided by (used in) financing activities	$(2,930)	$644	$(1,256)	$(497)	$(4,274)
BALANCE SHEET DATA:
Current assets	$84,142	$106,143	$118,921	$134,323	$157,412
Total assets	$101,812	$124,949	$139,672	$158,829	$193,468
Current liabilities	$50,579	$51,591	$67,117	$69,818	$67,168
Total stockholders’ equity	$41,885	$61,180	$59,257	$74,385	$106,541
OTHER DATA:
EBITDA (loss) (b)	$(4,744)	$6,820	$(11,725)	$(20,471)	$(3,788)

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

Effective November 9, 2014, the Company completed the sale of substantially all of the assets and certain liabilities of its Legal eDiscovery business in the U.S and U.K. to Document Technologies, LLC and DTI of London Limited. In addition, the Company ceased its operations in Sweden within the Hudson Europe segment during the third quarter of 2014. The results of operations of the Legal eDiscovery business and the Company's operations in Sweden have been reclassified to discontinued operations for all periods presented and has been excluded from continuing operations in accordance with the provisions of Accounting Standards Codification ("ASC") 205-20-45, “Reporting Discontinued Operations." See Note 4 included in Item 8 of this Form 10-K for additional information.

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

Executive Overview

The Company has expertise in recruiting mid-level professional talent across all management disciplines in a wide range of industries. The Company matches clients and candidates to address client needs on a part time, full time and interim basis. Part of that expertise is derived from research on hiring trends and the Company's clients’ current successes and challenges with their staff. This research has helped enhance the Company's understanding about the number of new hires that do not meet its clients’ long-term goals, the reasons why, and the resulting costs to the Company's clients. With operations in 13 countries and relationships with specialized professionals around the world, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company's focus is to continually upgrade its service offerings, delivery capability and assessment tools to make candidates more successful in achieving its clients' business requirements.

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

Strategic Actions
During the year ended December 31, 2015, the Company executed on strategic actions to focus on its core business lines and growth opportunities. These actions included:

•
In February 2015, the Company's management approved the exit of operations in certain countries within Central and Eastern Europe (Ukraine, Czech Republic and Slovakia). During the second quarter of 2015, the Company deemed the liquidation of those Central and Eastern Europe businesses to be substantially complete. As such, under ASC 830, "Foreign Currency Matters," the Company transferred $1.2 million of accumulated foreign currency translation gains from accumulated other comprehensive income to the statement of operations within gain on sale and exit of businesses. See Note 3 to the Consolidated Financial Statements for additional information.

•
In March 2015, the Company's management approved the exit of operations in Luxembourg. During the third quarter of 2015, the Company deemed the liquidation of its Luxembourg business to be substantially complete. As such, under ASC 830, "Foreign Currency Matters," the Company transferred $0.1 million of accumulated foreign currency translation losses from accumulated other comprehensive income to the statement of operations within gain on sale and exit of businesses. See Note 3 to the Consolidated Financial Statements for additional information.

•
On May 7, 2015, the Company completed the sale of its Netherlands business to InterBalance Group B.V., effective April 30, 2015, in a management buyout for $9.0 million, including cash sold of $1.1 million. The Company recognized a gain on sale of $2.8 million, net of closing and other direct transaction costs, on the divestiture of the Netherlands business which included $2.8 million of non-cash accumulated foreign currency translation losses. See Note 3 to the Consolidated Financial Statements for additional information.

•
On June 15, 2015, the Company completed the sale of its Hudson Information Technology (US) business (the "US IT business") for $17.0 million in cash. The Company retained approximately $3.0 million in net working capital associated with the US IT business. The Company recognized a gain on sale of $15.9 million, net of closing and other direct transaction costs. See Note 3 to the Consolidated Financial Statements for additional information.

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

The Company's divestiture of its Legal eDiscovery business and exit of operations in Sweden accounted for $0.2 million of operating income and $0.0 million of operating loss for the year ended December 31, 2016, respectively, which have been reclassified to discontinued operations for all periods presented and have been excluded from continuing operations and from segment results for all periods presented in accordance with the provisions of ASC 205-20-45 “Reporting Discontinued Operations”. See Note 4 included in Item 8 of this Form 10-K for additional information.
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

Conditions in Continental Europe have shown improvement with GDP growth in most of the major markets, as well as forecasted GDP growth for 2017. Australia faces a modest growth outlook for 2017, while the outlook for Asia is uncertain given China's slowing growth outlook.

The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic conditions and their effect on the demand for the Company's services.

Financial Performance

For the year ended December 31, 2016, the Company increased revenue in its retained businesses in most markets. On a constant currency basis, for the year ended December 31, 2016, revenue and gross margin declined by $20.7 million and $7.2 million, or 4.7% and 4.0%, respectively, compared to 2015. A primary driver of the decrease was attributable to the prior year divestitures of the Netherlands, US IT business, Luxembourg and Central and Eastern Europe businesses. The following table reconciles the change in reported revenue and gross margin for the year ended December 31, 2016:

	Year Ended December 31, 2016
$ in millions	Change in Revenue on a Constant Currency Basis	Change in Gross Margin on a Constant Currency Basis
Netherlands divestiture	$(12.7)	$(2.7)
US IT business divestiture	(13.7)	(3.4)
Luxembourg divestiture	(0.3)	(0.1)
Central and Eastern Europe divestitures	(0.1)	(0.1)
Retained businesses increase (decrease)	6.1	(0.9)
Reported change	$(20.7)	$(7.2)

On a constant currency basis, the Company's retained businesses experienced an overall increase in revenue for the year ended 2016, as compared to 2015. This was driven by retained revenue growth in 10 countries, led by Australia, Belgium, New Zealand, France, Hong Kong and the Americas. The increases were partially offset by declines in revenue in the U.K. and China.

The following is a summary of the highlights for the years ended December 31, 2016, 2015 and 2014. These should be considered in the context of the additional disclosures in this MD&A.

•	Revenue was $422.7 million for the year ended December 31, 2016, compared to $463.2 million for 2015, a decrease of $40.5 million, or 8.7%.

◦
On a constant currency basis, revenue decreased $20.7 million, or 4.7%. Contracting revenue decreased $18.7 million (down 6.5% compared to 2015) and permanent recruitment revenue decreased $2.6 million (down 2.2% compared to 2015). The decreases were partially offset by an increase in talent management revenue of $0.3 million (up 0.7% compared to 2015).

•	Revenue was $463.2 million for the year ended December 31, 2015, compared to $581.2 million for 2014, a decrease of $118.0 million, or 20.3%.

◦
On a constant currency basis, the Company's revenue decreased $48.8 million, or 9.9%. Contracting revenue decreased $54.6 million (down 15.9% compared to 2014). The decrease was partially offset by increases in permanent recruitment revenue of $5.6 million (up 5.1% compared to 2014) and talent management revenue of $0.8 million (up 2.2% compared to 2014).

•	Gross margin was $174.4 million for the year ended December 31, 2016, compared to $187.7 million for 2015, a decrease of $13.3 million, or 7.1%.

◦
On a constant currency basis, gross margin decreased $7.2 million, or 4.0%. Contracting gross margin decreased $6.5 million (down 15.9% compared to 2015) and permanent recruitment gross margin decreased $2.4 million (down 2.1% compared to 2015). The decrease was partially offset by an increase in talent management gross margin of $1.5 million (up 5.4% compared to 2015).

Gross margin was $187.7 million for the year ended December 31, 2015, compared to $222.8 million for 2014, a decrease of $35.1 million, or 15.8%.

◦
On a constant currency basis, gross margin decreased $9.1 million, or 4.8%. Contracting gross margin decreased $12.7 million (down 23.8% compared to 2014) and talent management gross margin decreased $1.1 million (down 3.6% compared to 2014). The decrease was partially offset by an increase in permanent recruitment gross margin of $4.9 million (up 4.6% compared to 2014).

•
Selling, general and administrative expenses and other non-operating income (expense) (“SG&A and Non-Op”) was $177.6 million for the year ended December 31, 2016, compared to $194.9 million for 2015, a decrease of $17.3 million, or 8.9%.

◦	On a constant currency basis, SG&A and Non-Op decreased $10.7 million, or 5.7%. SG&A and Non-Op, as a percentage of revenue, was 42.0% for the year ended December 31, 2016, compared to 42.5% for 2015.
SG&A and Non-Op was $194.9 million for the year ended December 31, 2015, compared to $230.1 million for 2014, a decrease of $35.2 million, or 15.3%.

◦	On a constant currency basis, SG&A and Non-Op decreased $9.8 million, or 5.0%. SG&A and Non-Op, as a percentage of revenue, was 42.5% for the year ended December 31, 2015, compared to 40.3% for 2014.

•	Business reorganization was $1.6 million for the year ended December 31, 2016, compared to $5.8 million for 2015, a decrease of $4.2 million, or $4.1 million on a constant currency basis.
Business reorganization was $5.8 million for the year ended December 31, 2015, compared to $3.8 million for 2014, an increase of $2.0 million, or $2.4 million on a constant currency basis.

•	For the year ended December 31, 2014, the Company recorded an impairment of long-lived assets charge of $0.7 million. See "Long-lived Assets and Goodwill" below for further detail.

•	EBITDA loss was $4.7 million for the year ended December 31, 2016, compared to EBITDA of $6.8 million for 2015. On a constant currency basis, EBITDA decreased $12.1 million in 2016 compared to 2015.
EBITDA was $6.8 million for the year ended December 31, 2015, compared to EBITDA loss of $11.7 million for 2014. On a constant currency basis, EBITDA increased $18.8 million in 2015 compared to 2014.

•
Net loss was $8.8 million for the year ended December 31, 2016, compared to a net income of $2.3 million for 2015. On a constant currency basis, net income decreased $11.9 million in 2016 compared to 2015.

Net income was $2.3 million for the year ended December 31, 2015, compared to a net loss of $13.2 million for 2014. On a constant currency basis, net income increased $15.0 million in 2015 compared to 2014.

Long-lived Assets and Goodwill

Under Financial Accounting Standards Board ("FASB") Accounting Standard Codification (“ASC”) 360, “Property, Plant, and Equipment," the Company is required to test a long-lived asset for impairment if circumstances indicate that its carrying value might exceed its current fair value.

During the fourth quarter of 2016, the Company experienced continued declines in the operating results within certain markets. These events were deemed to be triggering events that required the Company to perform an impairment assessment with respect to long-lived assets, primarily property and equipment. The Company's internal projections as of the fourth quarter of 2016 anticipate improvement in its operating performance in 2017. The undiscounted future cash flows resulting from the long-lived assets use and eventual disposition, exceeded the asset groups' carrying values. Accordingly, management concluded the Company's long-lived assets were not impaired.

In addition to the Company's long-lived assets impairment testing, the Company's management also tested its goodwill for potential impairment as of October 1, 2016. At the conclusion of its goodwill impairment testing, the Company determined the fair value of its China reporting unit substantially exceeded its carrying value. As such, the Company determined that no impairment of goodwill had taken place.

Although the Company currently anticipates improvement in its operating results for 2017, if general economic conditions in certain markets in which the Company operates remain weak, or if the Company’s performance does not improve, the Company may record impairment charges related to goodwill and other long-lived assets in the future.
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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange rate adjustments on the Company’s operating results for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015			2014
	As	As	Currency	Constant	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	translation	currency
Revenue:
Hudson Americas	$15,561	$28,627	$(22)	$28,605	$50,146	$(128)	$50,018
Hudson Asia Pacific	236,839	219,391	(2,235)	217,156	246,873	(39,412)	207,461
Hudson Europe	170,344	215,179	(17,537)	197,642	284,173	(49,465)	234,708
Total	$422,744	$463,197	$(19,794)	$443,403	$581,192	$(89,005)	$492,187
Gross margin:
Hudson Americas	$13,609	$16,111	$(22)	$16,089	$20,757	$(123)	$20,634
Hudson Asia Pacific	84,126	89,682	(1,533)	88,149	93,014	(13,074)	79,940
Hudson Europe	76,682	81,917	(4,550)	77,367	109,074	(18,907)	90,167
Total	$174,417	$187,710	$(6,105)	$181,605	$222,845	$(32,104)	$190,741
SG&A and Non-Op (a):
Hudson Americas	$12,862	$17,590	$(44)	$17,546	$20,582	$(178)	$20,404
Hudson Asia Pacific	83,954	85,684	(1,700)	83,984	92,127	(12,783)	79,344
Hudson Europe	74,514	83,617	(4,836)	78,781	108,613	(19,004)	89,609
Corporate	6,251	8,006	—	8,006	8,797	—	8,797
Total	$177,581	$194,897	$(6,580)	$188,317	$230,119	$(31,965)	$198,154
Business reorganization:
Hudson Americas	$(39)	$1,108	$—	$1,108	$94	$—	$94
Hudson Asia Pacific	248	669	29	698	1,322	(215)	1,107
Hudson Europe	1,387	2,883	(141)	2,742	1,407	(211)	1,196
Corporate	(16)	1,168	—	1,168	966	—	966
Total	$1,580	$5,828	$(112)	$5,716	$3,789	$(426)	$3,363
Operating income (loss):
Hudson Americas	$1,090	$12,931	$10	$12,941	$870	$11	$881
Hudson Asia Pacific	454	3,548	119	3,667	(3,013)	357	(2,656)
Hudson Europe	1,709	1,743	381	2,124	3,112	(391)	2,721
Corporate	(10,840)	(14,981)	—	(14,981)	(18,455)	—	(18,455)
Total	$(7,587)	$3,241	$510	$3,751	$(17,486)	$(23)	$(17,509)
Net income (loss), consolidated	$(8,790)	$2,329	$733	$3,062	$(13,194)	$1,214	$(11,980)
EBITDA (loss) from continuing operations(b):
Hudson Americas	$770	$13,354	$27	$13,381	$117	$55	$172
Hudson Asia Pacific	(338)	2,851	123	2,974	(890)	(54)	(944)
Hudson Europe	1,064	(207)	413	206	(1,187)	345	(842)
Corporate	(6,240)	(9,178)	—	(9,178)	(9,765)	—	(9,765)
Total	$(4,744)	$6,820	$563	$7,383	$(11,725)	$346	$(11,379)

(a)
SG&A and Non-Op is a measure that management uses to evaluate the segments’ expenses, which include the following captions on the Consolidated Statements of Operations: Salaries and related, Office and general, Marketing and promotion and other income (expense), net. Corporate management fees are included in the segments’ other income (expense).

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2016	2015	2014
Net income (loss)	$(8,790)	$2,329	$(13,194)
Adjustment for income (loss) from discontinued operations, net of income taxes	143	722	2,592
Income (loss) from continuing operations	$(8,933)	$1,607	$(15,786)
Adjustments to income (loss) from continuing operations
Provision for (benefit from) income taxes	742	646	(2,159)
Interest expense (income), net	357	722	661
Depreciation and amortization	3,090	3,845	5,559
Total adjustments from income (loss) from continuing operations to EBITDA (loss)	4,189	5,213	4,061
EBITDA (loss)	$(4,744)	$6,820	$(11,725)

Contracting Data
The following table sets forth the Company’s contracting revenue, gross margin and gross margin as a percentage of revenue for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015			2014
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	Currency translation	Constant currency
CONTRACTING DATA (a):
Contracting revenue:
Hudson Americas	$1,459	$15,562	$—	$15,562	$37,816	$—	$37,816
Hudson Asia Pacific	168,577	142,350	(769)	141,581	170,370	(29,164)	141,206
Hudson Europe	100,741	147,140	(14,764)	132,376	199,920	(34,845)	165,075
Total	$270,777	$305,052	$(15,533)	$289,519	$408,106	$(64,009)	$344,097
Contracting gross margin:
Hudson Americas	$222	$3,587	$—	$3,587	$8,738	$—	$8,738
Hudson Asia Pacific	20,052	17,937	(94)	17,843	21,412	(3,635)	17,777
Hudson Europe	13,849	21,044	(2,033)	19,011	32,370	(5,603)	26,767
Total	$34,123	$42,568	$(2,127)	$40,441	$62,520	$(9,238)	$53,282
Contracting gross margin as a percent of contracting revenue:
Hudson Americas	15.2%	23.0%	N/A	23.0%	23.1%	N/A	23.1%
Hudson Asia Pacific	11.9%	12.6%	N/A	12.6%	12.6%	N/A	12.6%
Hudson Europe	13.7%	14.3%	N/A	14.4%	16.2%	N/A	16.2%
Total	12.6%	14.0%	N/A	14.0%	15.3%	N/A	15.5%

(a)
Contracting gross margin and gross margin as a percentage of revenue are shown to provide additional information regarding the Company’s ability to manage its cost structure and to provide further comparability relative to the Company’s peers. Contracting gross margin is derived by deducting the direct costs of contracting from contracting revenue. The Company’s calculation of gross margin may differ from those of other companies. See details in Results of Operations for further discussions of the changes in contracting revenue and gross margin.

Results of Operations (Discussion of significant matters is presented below):
Hudson Americas (reported currency)
Revenue

	Year Ended December 31,
	2016	2015	Change in amount	Change in %	2014	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Revenue	$15.6	$28.6	$(13.1)	(45.6)%	$50.1	$(21.5)	(42.9)%

For the year ended December 31, 2016, contracting revenue decreased $14.1 million, or 90.6%, partially offset by an increase in permanent recruitment revenue of $1.0 million, or 7.9%, as compared to 2015. The decline in contracting revenue was directly attributable to the divestiture of the Company's US IT business in June 2015. The increase in permanent recruitment revenue was a result of growth in RPO, as compared to 2015.

For the year ended December 31, 2015, contracting revenue decreased $22.3 million, or 58.8%, partially offset by an increase in permanent recruitment revenue of $0.8 million, or 6.2%, as compared to 2014. The change in revenue was attributable to the same factors as described above.
Gross margin

	Year Ended December 31,
	2016	2015	Change in amount	Change in %	2014	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Gross margin	$13.6	$16.1	$(2.5)	(15.5)%	$20.8	$(4.6)	(22.4)%
Gross margin as a percentage of revenue	87.5%	56.3%	N/A	N/A	41.4%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	15.2%	23.0%	N/A	N/A	23.1%	N/A	N/A

For the year ended December 31, 2016, contracting gross margin decreased $3.4 million, or 93.8%, partially offset by an increase in permanent recruitment gross margin of $0.8 million, or 6.6%, as compared to 2015. The changes in gross margin were attributable to the same factors as described above for revenue. Contracting gross margin, as a percentage of revenue, was 15.2% for the year ended December 31, 2016, as compared to 23.0% for 2015. Total gross margin, as a percentage of revenue, increased to 87.5% for 2016, as compared to 56.3% for 2015, and such increase was attributable to the same factors as described above for revenue.

For the year ended December 31, 2015, contracting gross margin decreased $5.2 million, or 58.9%, partially offset by an increase in permanent recruitment gross margin of $0.5 million, or 4.5%, as compared to 2014. The changes in gross margin were attributable to the same factors as described above for revenue. Contracting gross margin, as a percentage of revenue, was 23.0% for the year ended December 31, 2015, as compared to 23.1% for 2014. Total gross margin, as a percentage of revenue, increased to 56.3% for 2015, as compared to 41.4% for 2014, the change was attributable to the same factors as described above for revenue.

Selling, general and administrative expenses and non-operating income (expense) (“SG&A and Non-Op”)

	Year Ended December 31,
	2016	2015	Change in amount	Change in %	2014	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
SG&A and Non-Op	$12.9	$17.6	$(4.7)	(26.9)%	$20.6	$(3.0)	(14.5)%
SG&A and Non-Op as a percentage of revenue	82.7%	61.4%	N/A	N/A	41.0%	N/A	N/A

For the year ended December 31, 2016, SG&A and Non-Op decreased $4.7 million, or 26.9%, as compared to 2015 due to lower sales and administrative costs as a result of the prior year divestiture of the US IT business. The decline was also driven by the change in control stock-based compensation expense of $0.4 million recorded in June 2015.

For the year ended December 31, 2015, SG&A and Non-Op decreased as compared to 2014 due to lower support costs and allocated corporate expenses as a result of the Legal eDiscovery and US IT business divestitures. The decline was partially offset by a proportion of stranded administrative expenses being allocated to the discontinued Legal eDiscovery business in 2014 and change in control stock-based compensation expenses of $0.4 million for the year ended December 31, 2015.

Business reorganization

For the year ended December 31, 2016, business reorganization was $0.0 million, as compared to $1.1 million and $0.1 million for 2015 and 2014, respectively. Business reorganization incurred in 2015 were primarily related to severance for support personnel associated with the sale of the US IT business, lease exit and contract cancellation costs.
Operating Income and EBITDA

	Year Ended December 31,
	2016	2015	Change in amount	Change in %	2014	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Operating income (loss):	$1.1	$12.9	$(11.8)	(91.5)%	$0.9	$12.1	(a)
EBITDA (loss)	$0.8	$13.4	$(12.6)	(94.0)%	$0.1	$13.2	(a)
EBITDA as a percentage of revenue	4.9%	46.6%	N/A	N/A	0.2%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.
For the year ended December 31, 2016, EBITDA was $0.8 million, or 4.9% of revenue, as compared to EBITDA of $13.4 million, or 46.6% of revenue, for 2015. The decrease in EBITDA was primarily due to the prior year gain on sale of the US IT business of $15.9 million, partially offset by a decrease in business reorganization, as compared to 2015. Operating income was $1.1 million for the year ended December 31, 2016, as compared to $12.9 million for 2015.
For the year ended December 31, 2015, EBITDA was $13.4 million, or 46.6% of revenue, as compared to EBITDA of $0.1 million, or 0.2% of revenue, for 2014. The increase in EBITDA was primarily due to the gain on sale of the US IT business of $15.9 million, partially offset by an increase in business reorganization, as compared to 2014. Operating income was $12.9 million for the year ended December 31, 2015, as compared to $0.9 million for 2014.
The difference between operating income (loss) and EBITDA (loss) for the years ended December 31, 2016, 2015 and 2014 was primarily due to corporate management fees and depreciation.
Hudson Asia Pacific (constant currency)
Revenue

	Year Ended December 31,
	2016	2015	Change in amount	Change in %	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Revenue	$236.8	$217.2	$19.7	9.1%	$207.5	$9.7	4.7%

For the year ended December 31, 2016, contracting revenue increased $27.0 million, or 19.1%, partially offset by a decrease in permanent recruitment and talent management revenue of $5.9 million and $1.5 million or 9.7% and 10.6%, respectively, as compared to 2015.

In Australia, for the year ended December 31, 2016, revenue increased $23.4 million, or 14.8%, as compared to 2015. Contracting revenue increased $23.5 million, or 19.6%, for the year ended December 31, 2016, as compared to 2015. The increase in contracting revenue was in the Company's information technology and public sector practice groups.

In Asia, revenue decreased $7.5 million, or 22.5%, for the year ended December 31, 2016, as compared to the same period in 2015. The decrease in Asia was primarily in China, as a result of weaker market conditions, leadership changes and employee turnover.

For the year ended December 31, 2015, contracting revenue, permanent recruitment revenue and talent management revenue increased $0.4 million, $9.0 million and $0.5 million, or 0.3%, 17.3% and 3.4%, respectively, as compared to 2014.

In Australia, revenue increased $6.0 million, or 3.9%, for the year ended December 31, 2015, as compared to 2014. The increases were primarily in permanent recruitment and contracting revenue increasing $3.1 million and $2.8 million, or 13.2% and 2.4%, as compared to 2014.

In Asia, revenue increased $5.1 million, or 17.8%, for the year ended December 31, 2015, as compared to 2014. The increase in Asia was primarily in China.

Gross margin

	Year Ended December 31,
	2016	2015	Change in amount	Change in %	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Gross margin	$84.1	$88.1	$(4.0)	(4.6)%	$79.9	$8.2	10.3%
Gross margin as a percentage of revenue	35.5%	40.6%	N/A	N/A	38.5%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	11.9%	12.6%	N/A	N/A	12.6%	N/A	N/A

For the year ended December 31, 2016, permanent recruitment gross margin decreased $5.7 million, or 9.4%, partially offset by an increase in contracting gross margin of $2.2 million or 12.4%, as compared to 2015.

In Australia, gross margin increased $2.8 million, or 5.7%, for the year ended December 31, 2016, as compared to the same period in 2015. The increase was primarily in permanent recruitment and contracting, which increased $1.6 million and $1.9 million, or 6.2% and 12.6%, respectively, for the year ended December 31, 2016, as compared to 2015. The increase was partially offset by a decline in talent management gross margin of $0.4 million, or 5.7%, for the year ended December 31, 2016, as compared to 2015.

In Asia, gross margin declined $7.9 million, or 24.7%, for the year ended December 31, 2016, as compared to 2015. The decrease in Asia was primarily in China.

Gross margin as a percentage of revenue, for the year ended December 31, 2016 was 35.5%, as compared to 40.6% for 2015. The decrease in total gross margin as a percentage of revenue for the year ended December 31, 2016 resulted from a decline in the permanent recruitment gross margin as a percentage of total gross margin, as compared to 2015. Contracting gross margin, as a percentage of revenue, was 11.9% for the year ended December 31, 2016, as compared to 12.6%, for 2015 due to the growth in gross margin with large public sector clients in Australia and New Zealand, where the gross margin percentage is lower than the rest of the contracting business.

For the year ended December 31, 2015, permanent recruitment and contracting gross margins increased $8.5 million and $0.1 million, or 16.4% and 0.4%, respectively, as compared to 2014.

In Australia, gross margin increased $2.7 million, or 5.8%, for the year ended December 31, 2015, as compared to 2014. The increase was primarily in permanent recruitment and contracting increasing $2.6 million and $0.6 million, or 11.3% and 3.9%, respectively, for the year ended December 31, 2015, as compared to 2014. The increase was partially offset by a decline in talent management gross margin of 0.8 million, or 9.5%, for the year ended December 31, 2015, as compared to 2014.

In Asia, gross margin increased 5.8 million, or 21.9%, for the year ended December 31, 2015, as compared to the same period in 2014. The increase in Asia was primarily in China.

Gross margin as a percentage of revenue, for the year ended December 31, 2015, was 40.6%, as compared to 38.5% for, 2014. The increase in gross margin, as a percentage of revenue, resulted from an increase in higher margin permanent recruitment revenue. Contracting gross margin, as a percentage of revenue, remained relatively flat at 12.6%, as compared to 2014.

SG&A and Non-Op

	Year Ended December 31,
	2016	2015	Change in amount	Change in %	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$84.0	$84.0	$—	—%	$79.3	$4.6	5.8%
SG&A and Non-Op as a percentage of revenue	35.4%	38.7%	N/A	N/A	38.2%	N/A	N/A

For the year ended December 31, 2016, SG&A and Non-Op remained relatively flat as compared to 2015. SG&A and Non-Op, as a percentage of revenue, was 35.4% for 2016, as compared to 38.7% for 2015.

For the year ended December 31, 2015, SG&A and Non-Op increased $4.6 million, or 5.8%, as compared to 2014. The increase was primarily due to higher headcount as a result of investment in additional fee earners in the region, higher variable bonus and commissions on gross margin and change in control stock-based compensation of $0.6 million, as compared to 2014. The increase was partially offset by savings associated with reorganization actions initiated in 2014.

SG&A and Non-Op, as a percentage of revenue remained relatively flat, at 38.7% for 2015, as compared to 38.2% for 2014.

Business reorganization

For the year ended December 31, 2016, business reorganization was $0.2 million, as compared to $0.7 million for 2015 and $1.1 million for 2014. Business reorganization incurred in the current year was primarily for employee termination benefits. Business reorganization incurred in 2015 was primarily for lease termination payments in Australia and New Zealand. Business reorganization incurred in 2014 was related to a change-in-estimate for office space optimization in Australia and employee termination costs for integration of back-office support functions in Asia.

Operating Income and EBITDA

	Year Ended December 31,
	2016	2015	Change in amount	Change in %	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Operating income (loss):	$0.5	$3.7	$(3.2)	(86.5)%	$(2.7)	$6.3	(a)
EBITDA (loss)	$(0.3)	$3.0	$(3.3)	(a)	$(0.9)	$3.9	(a)
EBITDA as a percentage of revenue	(0.1)%	1.4%	N/A	N/A	(0.5)%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.

For the year ended December 31, 2016, EBITDA loss was $0.3 million, or 0.1% of revenue, as compared to EBITDA of $3.0 million, or 1.4% of revenue, for 2015. The decrease in EBITDA for the year ended December 31, 2016 was principally due to a decrease in gross margin. Operating income for the year ended December 31, 2016 was $0.5 million, as compared to operating income of $3.7 million, for 2015.
For the year ended December 31, 2015, EBITDA was $3.0 million, or 1.4% of revenue, as compared to EBITDA loss of $0.9 million, or 0.5% of revenue, for 2014. The increase in EBITDA for the year ended December 31, 2015 was principally due to higher gross margin, partially offset by an increase in SG&A and Non-Op expense. Operating income for the year ended December 31, 2015 was $3.7 million, as compared to operating loss of $2.7 million, for 2014.
The difference between operating income (loss) and EBITDA (loss) for the years ended December 31, 2016, 2015 and 2014 was principally due to corporate management fees and depreciation.
Hudson Europe (constant currency)
Revenue

	Year Ended December 31,
	2016	2015	Change in amount	Change in %	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Revenue	$170.3	$197.6	$(27.3)	(13.8)%	$234.7	$(37.1)	(15.8)%

For the year ended December 31, 2016, contracting revenue decreased $31.6 million or 23.9%, as compared to 2015, partially offset by an increases in permanent recruitment and talent management revenue of $2.3 million and $1.8 million, or 5.7% and 7.6%, respectively. The decrease was driven by the sale of the Netherlands business in May 2015 and the decline in the U.K. business, partially offset by improvements in Continental Europe. Total revenue in the Netherlands for the year ended December 31, 2016 decreased $12.7 million, or 100.0%, as compared to 2015.

In the U.K., for the year ended December 31, 2016, revenue decreased $21.1 million, or 15.3%, to $116.5 million, from $137.6 million in 2015. The decrease in the U.K. was driven by a decline in contracting revenue of $20.7 million, or 17.8%, as compared to 2015, primarily a result of reduced demand and pricing pressure from large financial services contracting clients.

In Continental Europe, for the year ended December 31, 2016, total revenue was $53.8 million, as compared to $60.1 million for the same period in 2015, a decrease of $6.2 million, or 10.4%. The decline was a result of the prior year divestitures, lowering revenue for the year ended December 31, 2016 by $13.1 million, as compared to the same period in 2015. Excluding the decline from prior year divestitures, revenue in Continental Europe increased by $6.9 million, or 14.7%, for the year ended December 31, 2016, as compared to 2015.

For the year ended December 31, 2015, contracting revenue and permanent recruitment revenue decreased $32.7 million and $4.3 million, or 19.8% and 9.6%, respectively, as compared to 2014, partially offset by an increase in talent management revenue of $0.4 million or 1.7%, as compared to 2014. The sale of the Netherlands business during 2015 was the primary driver of the decline, as total revenue of the Netherlands for the year ended December 31, 2015 decreased $26.2 million, or 67.3%, as compared to 2014.

In the U.K., for the year ended December 31, 2015, revenue decreased $11.6 million, or 7.8%, to $137.6 million, from $149.2 million in 2014. The decrease in the U.K. was driven by declines in contracting and permanent recruitment revenue of $6.7 million and $4.9 million, or 5.4% and 20.1%, respectively, as compared to 2014. The declines were primarily a result of reduced demand from large financial services and public sector clients.

In Continental Europe, for the year ended December 31, 2015, total revenue was $60.1 million, as compared to $85.5 million in 2014, a decrease of $25.5 million, or 29.8%. As noted above, the prior year divestitures were the primary driver of the decline. Excluding the decline from the divestitures, revenue in Continental Europe, increased by $2.4 million, or 5.5%, for the year ended December 31, 2015, as compared to 2014.

Gross margin

	Year Ended December 31,
	2016	2015	Change in amount	Change in %	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Gross margin	$76.7	$77.4	$(0.7)	(0.9)%	$90.2	$(12.8)	(14.2)%
Gross margin as a percentage of revenue	45.0%	39.1%	N/A	N/A	38.4%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	13.7%	14.4%	N/A	N/A	16.2%	N/A	N/A

For the year ended December 31, 2016, contracting gross margin decreased $5.2 million, or 27.2% partially offset by increases in permanent recruitment and talent management gross margins of $2.5 million and $1.7 million, or 6.2% and 8.9%, respectively, as compared to 2015.

In the U.K., total gross margin for the year ended December 31, 2016, decreased $3.6 million or 10.1%, as compared to 2015. Contracting and permanent recruitment gross margin declined $3.0 million and $0.5 million, or 19.3% and 2.8%, respectively, for the year ended December 31, 2016, as compared to 2015.

In Continental Europe for the year ended December 31, 2016, total gross margin increased $2.9 million, or 7.1%, as compared to 2015. The divestitures in 2015 resulted in a decline in gross margin for the year ended December 31, 2016, of $3.0 million, as compared to 2015. Excluding the decline from prior year divestitures, for the year ended December 31, 2016, gross margin in Continental Europe increased $5.9 million, or 15.2%, as compared to 2015.

For the year ended December 31, 2016, gross margin as a percentage of revenue, was 45.0%, as compared to 39.1%, for 2015. The increase in gross margin, as a percentage of revenue resulted from an increase in the relative mix of higher margin permanent recruitment revenue. Contracting gross margin, as a percentage of revenue, was 13.7% as compared to 14.4%, for 2015.

For the year ended December 31, 2015, contracting, permanent recruitment and talent management gross margins decreased $7.8 million, $4.2 million, and $0.4 million or 29.0%, 9.6% and 2.1%, respectively, as compared to 2014.

In the U.K., total gross margin decreased $7.0 million, or 16.4%, as compared to 2014. Permanent recruitment and contracting gross margin declined $4.8 million and $2.2 million, or 20.4% and 12.2%, respectively, as compared to 2014. The decline in the U.K. was driven by both lower margins in contracting as well as a reduction in higher margin permanent recruitment.

In Continental Europe for the year ended December 31, 2015, total gross margin decreased $5.8 million, or 12.3%, as compared to 2014. The prior year divestitures resulted in a decline in gross margin for the year ended December 31, 2015, of $7.2 million, as compared to 2014. Excluding the decline from prior year divestitures, for the year ended December 31, 2015 gross margin in Continental Europe increased $1.4 million, or 3.8%, as compared to 2014.

For the year ended December 31, 2015, gross margin as a percentage of revenue, was 39.1%, as compared to 38.4%, for 2014. The contracting gross margin, as a percentage of revenue, was 14.4%, as compared to 16.2%, for 2014. The decline is a result of weaker contracting margins in the U.K. and the partial year impact of selling the Netherlands contracting business, which earned a higher than average contracting gross margin.

SG&A and Non-Op

	Year Ended December 31,
	2016	2015	Change in amount	Change in %	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
SG&A and Non-Op	$74.5	$78.8	$(4.3)	(5.4)%	$89.6	$(10.8)	(12.1)%
SG&A and Non-Op as a percentage of revenue	43.7%	39.9%	N/A	N/A	38.2%	N/A	N/A

For the year ended December 31, 2016, SG&A and Non-Op decreased $4.3 million, or 5.4%, as compared to 2015. The decline is a result of the 2015 divestiture of the Netherlands business, lower stock based compensation expense and actions taken to streamline business processes in 2015, including reduced real estate, back office support functions and corporate management fees, partially offset by higher staff costs in Continental Europe. The decline in stock based compensation expense is partially attributable to the prior year June 2015 change in control stock compensation expense of $0.7 million. SG&A and Non-Op, as a percentage of revenue, was 43.7% for 2016 compared to 39.9% for 2015.

For the year ended December 31, 2015, SG&A and Non-Op decreased by $10.8 million, or 12.1%, as compared to 2014. In the U.K., lower gross margin resulted in a reduction of employee compensation expense in the year ended December 31, 2015, as compared to 2014. In addition, actions taken to streamline business processes in 2014, including real estate reductions, back office support functions and reduced corporate management fees, resulted in lower SG&A and Non-Op for the year ended December 31, 2015 as compared to 2014. SG&A and Non-Op, as a percentage of revenue, was 39.9% for 2015 as compared to 38.2% for 2014. The increase in SG&A and Non-Op, as a percentage of revenue, for the year ended December 31, 2015 was higher due to a relatively larger decline in revenue and change in control stock-based compensation expense of $0.7 million as compared to 2014.

Business reorganization

For the year ended December 31, 2016, business reorganization was $1.4 million, as compared to $2.7 million and $1.2 million in 2015 and 2014, respectively. Current year business reorganization was primarily attributable to lease termination payments in France and changes in lease termination payment estimates in the U.K. Business reorganization in 2015 was primarily attributable to lease termination payments and employee termination costs in the U.K., Central and Eastern Europe and Luxembourg. Business reorganization in 2014 were principally attributable to employee termination costs primarily in Belgium, the Netherlands, France and the U.K.
Operating Income and EBITDA

	Year Ended December 31,
	2016	2015	Change in amount	Change in %	2014	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Operating income (loss):	$1.7	$2.1	$(0.4)	(19.0)%	$2.7	$(0.6)	(21.9)%
EBITDA (loss)	$1.1	$0.2	$0.9	(a)	$(0.8)	$1.0	(a)
EBITDA (loss) as a percentage of revenue	0.6%	0.1%	N/A	N/A	(0.4)%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.

 For the year ended December 31, 2016, EBITDA was $1.1 million, or 0.6% of revenue, as compared to EBITDA of $0.2 million, or 0.1% of revenue, for 2015. The increase in EBITDA for the year ended December 31, 2016 was principally due to lower business reorganization and SG&A and Non-Op, partially offset by a decrease in gross margin. Operating income was $1.7 million for the year ended December 31, 2016, as compared to operating income of $2.1 million, for 2015.
For the year ended December 31, 2015, EBITDA was $0.2 million, or 0.1% of revenue, as compared to EBITDA loss of $0.8 million, or 0.4% of revenue, for 2014. The increase in EBITDA for the year ended December 31, 2015 was principally due to the gain on sale of the Netherlands business of $2.8 million and lower SG&A and Non-Op offset by lower gross margin. In addition, during the year ended December 31, 2015 there were no impairment charges, as compared to $0.3 million for 2014. Operating income was $2.1 million for the year ended December 31, 2015, as compared to operating income of $2.7 million for 2014.
The difference between operating income (loss) and EBITDA (loss) for the years ended December 31, 2016, 2015 and 2014 was principally due to corporate management fees and depreciation.
The following are discussed in reported currency

Corporate expenses, net of corporate management fees

For the year ended December 31, 2016, corporate expenses were $6.3 million as compared to $8.0 million for 2015, a decrease of $1.8 million, or 21.9%. The decrease was due to savings associated with business reorganization efforts launched in 2015 and a decline in stock based compensation expense, offset by legal settlement costs associated with an arbitration claim (see Note 14) and lower corporate allocations to our regional business operations. The decline in stock based compensation expense is partially attributable to the June 2015 change in control stock compensation expense of $0.8 million.

For the year ended December 31, 2015, corporate expenses were $8.0 million, as compared to $8.8 million for 2014, a decrease of $0.8 million, or 9.0%. The decrease for the year ended December 31, 2015 was due to savings associated with reorganization efforts launched in 2014, offset by stock-based compensation expense related to the change in control event and $0.7 million of CEO severance costs. Included in 2014 were approximately $1.4 million of costs incurred for the proxy contest and organizational strategy review. Excluding these items, corporate expenses decreased approximately $0.9 million, or 11.7%, primarily due to savings associated with business reorganization efforts launched in 2014 partially offset by lower proportional corporate allocations to the regions.

For the years ended December 31, 2016, 2015 and 2014, business reorganization were $0.0 million, 1.2 million and $1.0 million, respectively, and primarily consisted of lease termination payments and employee termination benefits.

Depreciation and Amortization Expense

Depreciation and amortization expense was $3.1 million, $3.8 million and $5.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Interest Expense

Interest expense was $0.4 million for 2016 and was $0.7 million for each of the years ended December 31, 2015 and 2014.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the year ended December 31, 2016 was $0.7 million, on $8.2 million of pre-tax loss, as compared to a provision for income taxes of $0.6 million on $2.3 million of pre-tax income for 2015. The effective tax rate for the year ended December 31, 2016 was negative 9.1%, as compared to 28.7% for 2015. The change in the Company's effective tax rate for the year ended December 31, 2016, as compared to 2015, was primarily attributable to the gains on the sale or exit of businesses in 2015 which were tax-exempt. For the year ended December 31, 2016, the effective tax rate difference from the U.S. Federal statutory rate of 35% was primarily attributable to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, changes in assessment of recoverability of future tax benefits in certain foreign jurisdictions, variations from the U.S. Federal statutory rate in foreign jurisdictions, and non-deductible expenses.
The provision for income taxes for the year ended December 31, 2015 was $0.6 million on $2.3 million of pre-tax income, as compared to a benefit for income taxes of $2.2 million on $17.9 million of pre-tax loss for 2014. The effective tax rate for the year ended December 31, 2015 was 28.7%, as compared to 12.0% for 2014. The change in the Company's effective tax rate for the year ended December 31, 2015, as compared to 2014 was primarily attributable to U.S. tax benefits recognized in 2014 with respect to intra-period allocations between continuing and discontinued operations and the gains on the sale or exit of businesses in 2015 which were tax-exempt. For the year ended December 31, 2015, the effective tax rate difference from the U.S. Federal statutory rate of 35% was primarily attributable to changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or loss, variations from the U.S. Federal statutory rate in foreign jurisdictions, taxes on repatriations of foreign profits, and non-deductible expenses. The effect of state tax rate changes in 2015 on deferred tax assets was offset by an increase in valuation allowance and has no net impact on effective tax rate.

Income (Loss) from Discontinued Operations

Income from discontinued operations was $0.1 million for the year ended December 31, 2016, as compared to $0.7 million and $2.6 million, in 2015 and 2014, respectively.

Net Income (Loss)

Net loss was $8.8 million for the year ended December 31, 2016, as compared to net income of $2.3 million for 2015, a decrease in net income of $11.1 million. Basic and diluted loss per share were $0.26 for the year ended December 31, 2016, as compared to basic and diluted income per share of $0.07 in 2015.

Net income was $2.3 million for the year ended December 31, 2015, as compared to net loss of $13.2 million for 2014, an increase in net income of $15.5 million. Basic and diluted income per share were $0.07 for the year ended December 31, 2015, as compared to basic and diluted loss per share of $0.40 in 2014.

Liquidity and Capital Resources
As of December 31, 2016, cash and cash equivalents totaled $21.3 million, as compared to $37.7 million as of December 31, 2015 and $34.0 million as of December 31, 2014. The following table summarizes the cash flow activities for the years ended December 31, 2016, 2015 and 2014:

	For The Year Ended December 31,
$ in millions	2016	2015	2014
Net cash provided by (used in) operating activities	$(9.4)	$(17.4)	$(17.8)
Net cash provided by (used in) investing activities	(2.7)	21.6	16.7
Net cash provided by (used in) financing activities	(2.9)	0.6	(1.3)
Effect of exchange rates on cash and cash equivalents	(1.3)	(1.3)	(1.0)
Net increase (decrease) in cash and cash equivalents	$(16.3)	$3.7	$(3.4)

Cash Flows from Operating Activities
For the year ended December 31, 2016, net cash used in operating activities was $9.4 million, as compared to net cash used in operating activities of $17.4 million in 2015, a decrease in net cash used in operating activities of $8.0 million. The change in net cash used in operating activities is principally due to a reduction in operating expenses, fluctuations in foreign currency, lower business restructuring outflows and the timing of cash receipts and payments to vendors and employees. For the year ended December 31, 2016, net cash used in operating activities included $4.0 million for business reorganization activities and $3.8 million for legal settlement costs associated with an arbitration claim (see note 14). Net cash used in operating activities from discontinued operations was $1.0 million for the year ended December 31, 2016, as compared to cash used in operating activities from discontinued operation of $0.1 million in 2015.
For the year ended December 31, 2015, net cash used in operating activities was $17.4 million, as compared to net cash used in operating activities of $17.8 million in 2014, a decrease in net cash used in operating activities of $0.4 million. The decrease in net cash used in operating activities resulted principally due to the same factors noted above. Net cash used in operating activities from discontinued operations was $0.1 million for the years ended December 31, 2015 as compared to net cash provided by operating activities from discontinued operations of $12.1 million in 2014.

Cash Flows from Investing Activities
For the year ended December 31, 2016, net cash used in investing activities was $2.7 million, as compared to net cash provided by investing activities of $21.6 million in 2015, a decrease in net cash provided by investing activities of $24.3 million. The decrease in net cash provided by investing activities was principally related to the net proceeds from sale of the US IT and Netherlands businesses in 2015 of $24.7 million.
For the year ended December 31, 2015, net cash provided by investing activities was $21.6 million, as compared to net cash provided by investing activities of $16.7 million in 2014, an increase in net cash provided by investing activities of $4.9 million. The increase in net cash provided by investing activities was principally related to the proceeds from sale of the US IT and Netherlands business in 2015 and a decline in capital expenditures, to $3.1 million in 2015 from $5.3 million in 2014.

Cash Flows from Financing Activities
For the year ended December 31, 2016, net cash used in financing activities was $2.9 million, as compared to net cash provided by financing activities of $0.6 million in 2015, an increase in net cash used in financing activities of $3.5 million. The increase in net cash used in financing activities was primarily attributable to current year cash dividends and repurchase of common stock, partially offset by an increase in net borrowings in the year ended December 31, 2016 as compared to 2015.
For the year ended December 31, 2015, net cash provided by financing activities was $0.6 million, as compared to net cash used in financing activities of $1.3 million for 2014, an increase in net cash provided by financing activities of $1.9 million. The increase in net cash provided by financing activities was primarily attributable to an increase in net borrowings in 2015 as compared to 2014, partially offset by the repurchase of common stock in 2015.

Credit Agreements

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary (“U.K. Borrower”) entered into a receivables finance agreement for an asset-based lending funding facility (the “Lloyds Agreement”) with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, “Lloyds”). Until September 15, 2016, the Lloyds Agreement provided the U.K. Borrower with the ability to borrow up to $18.5 million (£15.0 million), at which time the U.K. Borrower entered into an amendment to the Lloyds Agreement that reduced the borrowing limit to $14.8 million (£12.0 million). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term was two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $14.2 million (£11.5 million) based on 83% of eligible billed contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $0.6 million (£0.5 million) based on 25% of eligible work-in-progress from permanent recruitment activity. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post tax profits; and (4) at the end of each month, there must be a minimum excess availability of $2.5 million (£2.0 million).
The details of the Lloyds Agreement as of December 31, 2016 were as follows:

$ in millions	December 31, 2016
Borrowing capacity	$7.4
Less: outstanding borrowing	—
Additional borrowing availability	$7.4
Interest rates on outstanding borrowing	2.00%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of December 31, 2016.

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

The Australian Receivables Agreement provides a receivables facility of up to $18.0 million (AUD25.0 million) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $2.9 million (AUD4.0 million) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 thousand (AUD6 thousand) per month.

The New Zealand Receivables Agreement provides a receivables facility of up to $3.5 million (NZD5.0 million) for Hudson New Zealand, which is based on an agreed percentage of eligible accounts receivable. The New Zealand Receivables Agreement does not have a stated maturity date and can be terminated by Hudson New Zealand or BNZ upon 90 days written notice. Borrowings under the New Zealand Receivables Agreement may be made with an interest rate based on a market rate. The New Zealand Receivables Agreement bears a fee, payable monthly in advance, equal to $1 thousand (NZD1 thousand) per month.

The details of the NAB Finance and Facilities Agreements as of December 31, 2016 were as follows:

$ in millions	December 31, 2016
Finance Agreement:
Borrowing capacity	$2.2
Less: outstanding borrowing	(1.9)
Additional borrowing availability	$0.3
Interest rates on outstanding borrowing	1.50%

Australian Receivables Agreement:
Borrowing capacity	$15.6
Less: outstanding borrowing	(7.8)
Additional borrowing availability	$7.9
Interest rates on outstanding borrowing	3.17%

New Zealand Receivables Agreement:
Borrowing capacity	$2.2
Less: outstanding borrowing	—
Additional borrowing availability	$2.2
Interest rates on outstanding borrowing	4.00%

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

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2016.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. As of December 31, 2016, the Belgium subsidiary had a $1.1 million (€1 million) overdraft facility. Borrowings under the Belgium lending arrangement may be made with an interest rate based on the one month EURIBOR plus a margin, and was 2.75% as of December 31, 2016. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. In Singapore, the Company’s subsidiary can borrow up to $0.1 million (SGD0.2 million) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus 1.75%, which was 6.00% on December 31, 2016. The Singapore overdraft facility expires annually each August but can be renewed for one year periods at that time. There were no outstanding borrowings under Belgium and Singapore lending agreements as of December 31, 2016.
Excluding the NAB Finance Agreement, the average monthly outstanding borrowings and weighted average interest rate for all the credit agreements above was $7.4 million and 3.37%, respectively, for the year ended December 31, 2016.

The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and for other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.
Liquidity Outlook

As of December 31, 2016, the Company had cash and cash equivalents on hand of $21.3 million supplemented by additional borrowing availability of $18.6 million under the Lloyds Agreement, the NAB Facility Agreement and other lending arrangements in Belgium and Singapore. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of December 31, 2016. The Company's near-term cash requirements during 2017 are primarily related to funding operations, restructuring actions, investing in capital expenditures and repurchasing common stock. For 2017, the Company expects to make capital expenditures of approximately $2.5 million to $3.5 million and payments in connection with current restructuring actions of approximately $1.5 million to $2.0 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.
As of December 31, 2016, $5.2 million of the Company's cash and cash equivalents noted above was held in the U.S. and the remainder was held internationally, primarily in the U.K. ($5.0 million), Belgium ($3.0 million), Mainland China ($2.0 million), Spain ($1.8 million), France ($1.3 million), Hong Kong ($0.7 million), and Australia ($0.6 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the United States, except where the Company is able to repatriate these earnings to the United States without a material incremental tax provision. In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds.  The Company has not provided for U.S. Federal income or foreign withholding taxes on these undistributed foreign earnings because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. It is not practicable to determine the amount of tax associated with such undistributed earnings.
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

Off-Balance Sheet Arrangements

As of December 31, 2016, other than operating leases described below, the Company had no off-balance sheet arrangements.

Contractual Obligations

The Company has entered into various commitments that will affect its cash generation capabilities going forward. Specifically, it has entered into a number of non-cancelable operating leases for facilities and equipment worldwide. Future contractual obligations as of December 31, 2016 were as follows (commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2016):

Contractual Obligation	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
$ in thousands					Total
Operating lease obligations (a)	$15,355	$21,939	$7,121	$1,027	$45,442
Capital lease obligations	98	147	—	—	245
Other purchase obligations	900	1,125	—	—	2,025
Other long term liabilities (b)	—	—	—	—	—
Other (c)	266	—	—	—	266
Total	$16,619	$23,211	$7,121	$1,027	$47,978

a.
Future minimum lease commitments have not been offset by expected future minimum sublease rental income of $5.9 million, due in the future through 2020 under subleases with third parties. Commitments and sublease rentals based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2016.

b.
The Company's non-current liabilities of $8.4 million in the Consolidated Balance Sheet as of December 31, 2016 are primarily comprised of income taxes, unrecognized tax benefits, deferred rent, and other various accruals. As the timing and/or amounts of any cash payment is uncertain, the related amounts have not been reflected in the table above.

c.
Represents remaining employee severance and related costs expected to be paid pursuant to the 2016 Exit Plan and Previous Plans. See Note 13 included in Item 8 of this Form 10-K for additional information.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.1 million and $0.1 million as of December 31, 2016 and 2015, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

The calculation of net deferred tax assets assumes sufficient future earnings for the realization of such assets as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time. Our assessment includes an analysis of whether deferred tax assets will be realized in the ordinary course of operations based on the available positive and negative evidence, including the scheduling of deferred tax liabilities and forecasted income from operations. The underlying assumptions we use in forecasting future taxable income require significant judgment. In the event that actual income from operations differs from forecasted amounts, or if we change our estimates of forecasted income from operations, we could record additional charges or reduce allowances in order to adjust the carrying value of deferred tax assets to their realizable amount. Such adjustments could be material to our consolidated financial statements. See Note 7 to the Consolidated Financial Statements for further information regarding deferred tax assets and valuation allowance.

ASC 740-10-55-3, “Recognition and Measurement of Tax Positions - a Two Step Process,” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In addition, ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of December 31, 2016, the gross liability for income taxes associated with uncertain tax positions was $2.2 million.

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

Long-lived Assets

The Company periodically evaluates whether events or changes in circumstances have occurred that indicate long-lived assets may not be recoverable. When such circumstances are present, the Company assesses whether the carrying value will be recovered though the expected undiscounted future cash flows resulting from the use and eventual disposition of the long-lived asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the long-lived asset, an impairment loss equal to the excess of the long-lived asset's carrying value over its fair value is recorded in ASC 360-1-35.

Goodwill

ASC 350-20-35,“Intangibles-Goodwill and Other, Goodwill Subsequent Measurement,” requires that goodwill not be amortized but be tested for impairment on an annual basis, or more frequently if circumstances warrant. The Company tests goodwill for impairment annually as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value. Per the provisions of ASC 350, the Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the qualitative assessment, the Company considers events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and the trend of cash flows, other relevant company-specific events and the ''cushion'' between a reporting unit's fair value and carrying amount in a recent fair value calculation. If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.

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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, "Compensation - Stock Compensation." The Company determines the fair value as of the grant date. Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain complex and subjective assumptions, including the expected life of the stock compensation award and the Company’s Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the rate of employee forfeitures and the likelihood of achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock compensation expense could be different from what has been recorded in the current period.

For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. Prior to the adoption of Accounting Standards Update ("ASU") No. 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation (Topic 718) on October 1, 2016, the Company recorded stock-based compensation expense net of estimated forfeitures. The Company estimated its forfeiture rate based on historical data such as stock option exercise activities and employee termination patterns. After adoption of ASU 2016-09, the Company accounts for forfeitures as they occur. There were no stock options granted during the year ended December 31, 2016.

Recent Accounting Pronouncements

See note 2 to our Consolidated Financial Statements regarding the impact or potential impact of recent accounting pronouncements upon our financial position and results of operations.

Forward-Looking Statements
This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company's ability to successfully execute its strategic initiatives, (3) risks related to fluctuations in the Company’s operating results from quarter to quarter, (4) the ability of clients to terminate their relationship with the Company at any time, (5) competition in the Company’s markets, (6) the negative cash flows and operating losses that the Company has experienced in recent periods and may experience from time to time in the future, (7) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (8) risks related to international operations, including foreign currency fluctuations, (9) the Company’s dependence on key management personnel, (10) the Company’s ability to attract and retain highly-skilled professionals, (11) the Company’s ability to collect its accounts receivable, (12) the Company’s ability to achieve anticipated cost savings through the Company’s cost reduction initiatives, (13) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (14) risks related to providing uninterrupted service to clients, (15) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (16) the Company’s ability to utilize net operating loss carry-forwards, (17) volatility of the Company’s stock price, and (18) the impact of government regulations. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2016, the Company earned approximately 92% of its gross margin outside the United States (“U.S.”), and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the stockholders’ equity section of the Consolidated Balance Sheets. The translation of the foreign currency into U.S. dollars is reflected as a component of stockholders’ equity and did not impact our reported net income (loss).
The Brexit referendum resulted in a decline in the value of the British pound, as compared to the U.S. dollar. The Company's United Kingdom ("U.K.") operations, future financial performance and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the U.K. negotiates its exit from the European Union.
As more fully described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has credit agreements with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited, National Australia Bank Limited and other credit agreements with lenders in Belgium and Singapore. The Company did not hedge the interest risk on borrowings under the credit agreements, and, accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management believes that, as of December 31, 2016, the Company's internal control over financial reporting was effective based on those criteria.

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

We have audited the accompanying consolidated balance sheets of Hudson Global, Inc. and subsidiaries (Hudson Global, Inc.) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules in Item 15(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Global, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hudson Global, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 3, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hudson Global, Inc.:
We have audited Hudson Global, Inc. and subsidiaries’ (Hudson Global, Inc.) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hudson Global, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying ”Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Hudson Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Global, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2016, and our report dated March 3, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 3, 2017

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$422,744	$463,197	$581,192
Direct costs	248,327	275,487	358,347
Gross margin	174,417	187,710	222,845
Operating expenses:
Salaries and related	139,848	149,442	176,718
Office and general	33,457	40,921	48,131
Marketing and promotion	4,029	4,268	5,472
Depreciation and amortization	3,090	3,845	5,559
Business reorganization	1,580	5,828	3,789
Impairment of long-lived assets	—	—	662
Total operating expenses	182,004	204,304	240,331
Gain (loss) on sale and exit of businesses	—	19,835	—
Operating income (loss)	(7,587)	3,241	(17,486)
Non-operating income (expense):
Interest income (expense), net	(357)	(722)	(661)
Other income (expense), net	(247)	(266)	202
Income (loss) from continuing operations before provision for income taxes	(8,191)	2,253	(17,945)
Provision for (benefit from) income taxes from continuing operations	742	646	(2,159)
Income (loss) from continuing operations	(8,933)	1,607	(15,786)
Income (loss) from discontinued operations, net of income taxes	143	722	2,592
Net income (loss)	$(8,790)	$2,329	$(13,194)
Earnings (loss) per share:
Basic and diluted
Income (loss) from continuing operations	$(0.27)	$0.05	$(0.48)
Income (loss) from discontinued operations	0.01	0.02	0.08
Net income (loss)	$(0.26)	$0.07	$(0.40)
Weighted-average shares outstanding:
Basic	33,174	33,869	32,843
Diluted	33,174	34,084	32,843

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Comprehensive income (loss):
Net income (loss)	$(8,790)	$2,329	$(13,194)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	(3,333)	(3,326)	(3,718)
Defined benefit pension plans - unrecognized net actuarial gain (loss) and prior service costs (credit), net of income taxes	(28)	5	158
Total other comprehensive income (loss), net of income taxes	(3,361)	(3,321)	(3,560)
Comprehensive income (loss)	$(12,151)	$(992)	$(16,754)

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$21,322	$37,663
Accounts receivable, less allowance for doubtful accounts of $799 and $860, respectively	58,517	62,420
Prepaid and other	4,265	5,979
Current assets of discontinued operations	38	81
Total current assets	84,142	106,143
Property and equipment, net	7,041	7,928
Deferred tax assets, non-current	6,494	6,724
Other assets	4,135	4,154
Total assets	$101,812	$124,949
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,666	$5,184
Accrued expenses and other current liabilities	36,154	40,344
Short-term borrowings	7,770	2,368
Accrued business reorganization	1,756	2,252
Current liabilities of discontinued operations	233	1,443
Total current liabilities	50,579	51,591
Deferred rent	2,968	4,244
Income tax payable, non-current	2,211	2,279
Other non-current liabilities	4,169	5,655
Total liabilities	59,927	63,769
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 34,910 and 35,260 shares, respectively	34	34
Additional paid-in capital	482,265	480,816
Accumulated deficit	(440,478)	(428,287)
Accumulated other comprehensive income	6,931	10,292
Treasury stock, 3,145 and 646 shares, respectively, at cost	(6,867)	(1,675)
Total stockholders’ equity	41,885	61,180
Total liabilities and stockholders' equity	$101,812	$124,949

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(8,790)	$2,329	$(13,194)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,090	3,845	5,835
Impairment of long-lived assets	—	—	1,129
Provision for (recovery of) doubtful accounts	226	178	97
Provision for (benefit from) deferred income taxes	(208)	189	(102)
Stock-based compensation	1,449	4,231	1,325
Gain on sale and exit of businesses	—	(21,245)	(11,333)
Other, net	211	194	354
Changes in operating assets and liabilities, net of effect of dispositions:
Decrease (increase) in accounts receivable	(582)	(1,254)	(7,117)
Decrease (increase) in prepaid and other assets	1,053	2,763	(1,731)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,317)	(7,902)	4,213
Increase (decrease) in accrued business reorganization	(2,552)	(679)	2,684
Net cash provided by (used in) operating activities	(9,420)	(17,351)	(17,840)
Cash flows from investing activities:
Capital expenditures	(2,766)	(3,061)	(5,346)
Proceeds from sale of consolidated subsidiary, net of cash sold	—	7,894	—
Proceeds from sale of assets, net of disposal costs	42	16,815	22,077
Net cash provided by (used in) investing activities	(2,724)	21,648	16,731
Cash flows from financing activities:
Borrowings under credit agreements	118,583	147,429	133,030
Repayments under credit agreements	(112,835)	(144,994)	(133,194)
Repayment of capital lease obligations	(85)	(104)	(500)
Dividend payments	(3,401)	—	—
Payments for deferred financing costs	—	(57)	(454)
Purchases of treasury stock	(5,127)	(1,386)	—
Purchase of restricted stock from employees	(65)	(244)	(138)
Net cash provided by (used in) financing activities	(2,930)	644	(1,256)
Effect of exchange rates on cash and cash equivalents	(1,267)	(1,267)	(1,024)
Net increase (decrease) in cash and cash equivalents	(16,341)	3,674	(3,389)
Cash and cash equivalents, beginning of the period	37,663	33,989	37,378
Cash and cash equivalents, end of the period	$21,322	$37,663	$33,989
Supplemental disclosures of cash flow information:
Cash payments during the period for interest	$336	$381	$442
Cash payments during the period for income taxes, net of refunds	$918	$89	$970

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at January 1, 2014	33,332	$34	$475,461	$(417,422)	$17,173	$(861)	$74,385
Net income (loss)	—	—	—	(13,194)	—	—	(13,194)
Other comprehensive income (loss), translation adjustments	—	—	—	—	(3,718)	—	(3,718)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	158	—	158
Purchase of restricted stock from employees	(36)	—	—	—	—	(129)	(129)
Issuance of shares for 401(k) plan contribution	118	—	(97)	—	—	527	430
Stock-based compensation	128	—	1,325	—	—	—	1,325
Balance at December 31, 2014	33,542	$34	$476,689	$(430,616)	$13,613	$(463)	$59,257
Net income (loss)	—	—	—	2,329	—	—	2,329
Other comprehensive income (loss), translation adjustments	—	—	—	—	(3,326)	—	(3,326)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	5	—	5
Purchase of treasury stock	(528)					(1,386)	(1,386)
Purchase of restricted stock from employees	(108)	—	—	—	—	(244)	(244)
Issuance of shares for 401(k) plan contribution	116	—	(104)	—	—	418	314
Stock-based compensation	1,589	—	4,231	—	—	—	4,231
Balance at December 31, 2015	34,611	$34	$480,816	$(428,287)	$10,292	$(1,675)	$61,180
Net income (loss)	—	—	—	(8,790)	—	—	(8,790)
Other comprehensive income (loss), translation adjustments	—	—	—	—	(3,333)	—	(3,333)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	(28)	—	(28)
Cash Dividends ($.10 per share)	—	—	—	(3,401)	—	—	(3,401)
Purchase of treasury stock	(2,461)	—	—	—	—	(5,127)	(5,127)
Purchase of restricted stock from employees	(35)	—	—	—	—	(65)	(65)
Stock-based compensation	(350)	—	1,449	—	—	—	1,449
Balance at December 31, 2016	31,765	$34	$482,265	$(440,478)	$6,931	$(6,867)	$41,885

See accompanying notes to consolidated financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS
Hudson Global, Inc. and its subsidiaries (the “Company”) are comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe (“Hudson regional businesses” or “Hudson”). The Company provides specialized professional-level recruitment and related talent solutions worldwide. The Company’s core service offerings include Permanent Recruitment, Contracting, Recruitment Process Outsourcing (“RPO”) and Talent Management Solutions. As of December 31, 2016, the Company had approximately 1,600 employees operating in 13 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe.

The Company’s core service offerings include:
Permanent Recruitment: Offered on both a retained and contingent basis, Hudson’s Permanent Recruitment services leverage its consultants, psychologists and other professionals in the development and delivery of its proprietary methods to identify, select and engage the best-fit talent for critical client roles.
Contracting: In Contracting, Hudson provides a range of project management, interim management and professional contract staffing services. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on a client's specific business need.
RPO: Hudson RPO delivers both permanent recruitment and contracting outsourced recruitment solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. Hudson RPO's delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients' ongoing business needs. Hudson RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions and recruitment consulting.
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

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation (Topic 718)" ("ASU 2016-09") which is intended to simplify several aspects of the accounting for share-based payment awards transactions. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The Company has elected to early adopt ASU 2016-09 as of January 1, 2016. The Company elected to account for forfeitures as they occur. The adoption of ASU 2016-09 did not have a material effect on the Company's financial statements and related disclosures.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (subtopic 205-40)" ("ASU 2014-15"), which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern. Management will be required to

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

perform this assessment for both interim and annual reporting periods and must make certain disclosures if it concludes that substantial doubt exists. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. The Company adopted ASU 2014-15 effective December 31, 2016. The adoption did not have a material impact on its consolidated financial statements.

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

Instability in the global credit markets puts pressure on global economic conditions and may in turn impact the aforementioned estimates and assumptions.

Nature of Business and Credit Risk

The Company's revenue is earned from professional placement services, mid-level employee professional staffing and contracting services and human capital services. These services are provided to a large number of customers in many different industries. The Company operates throughout North America, the United Kingdom ("U.K."), Continental Europe, Australia, New Zealand and Asia. During 2016, no single client accounted for more than 10% of the Company's total revenue. As of December 31, 2016, no single client accounted for more than 10% of the Company's outstanding accounts receivable.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral. The Company has not experienced significant losses related to receivables.

Revenue Recognition

The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Contracting revenue is reported on a gross basis when the Company acts as the principal in the transaction and is at risk for collection in accordance with FASB Accounting Standards Codification Topic (“ASC”) 605-45, “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company's revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.

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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, "Compensation - Stock Compensation." The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. Prior to the adoption of ASU 2016-09, the Company recorded stock-based compensation expense net of estimated forfeitures.

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

When the Company estimates the expected life of stock options, the Company determines its assumptions for the Black-Scholes option-pricing model in accordance with ASC 718 and Staff Accounting Bulletin ("SAB") No. 107. Significant assumptions used in the valuation of stock options include:

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

ASC 740-10-55-3, “Recognition and Measurement of Tax Positions - a Two Step Process,” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. The Company provides tax reserves for U.S. Federal, state and local and international unrecognized tax benefits for all periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized as a component of income tax expense. Although the outcome related to these exposures is uncertain, in management's opinion, adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures. In certain circumstances, the ultimate outcome for exposures and risks involve significant uncertainties which render them inestimable. If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have material impact on the Company's results of operations.

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

Impairment of Long-Lived Assets

The Company periodically evaluates whether events or changes in circumstances have occurred that indicate long-lived assets may not be recoverable. When such circumstances are present, the Company assesses whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use and eventual disposition of the long-lived asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the long-lived asset, an impairment loss equal to the excess of the long-lived asset's carrying value over its fair value is recorded. The fair values of long-lived assets are based on the Company's own judgments about the assumptions that market participants would use in pricing the asset or on observable market data, when available.

Goodwill Impairment

ASC 350-20-35,“Intangibles-Goodwill and Other, Goodwill Subsequent Measurement,” requires that goodwill not be amortized but be tested for impairment on an annual basis, or more frequently if circumstances warrant. The Company tests goodwill for impairment annually as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value. Per the provisions of ASC 350, the Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the qualitative assessment, the Company considers events and circumstances such as macroeconomic conditions, industry and

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

market considerations, cost factors, overall financial performance and the trend of cash flows, other relevant company-specific events and the ''cushion'' between a reporting unit's fair value and carrying amount in the recent fair value calculation. If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required.

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

Recent Accounting Standard Updates Not Yet Adopted

In November 2016, the FASB issued ASU No. 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact to its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which provides clarification on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 will be effective for fiscal periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact to its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which amends the existing standards for lease accounting. This new standard requires the recognition of lease assets and lease liabilities on the balance

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

sheet and the disclosure of key information about leasing arrangements including the amounts, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for the Company on January 1, 2019 and will require modified retrospective application as of the beginning of the earliest year presented in the financial statements. Early adoption is permitted. We plan to adopt this ASU on January 1, 2019, and are currently evaluating the impact to our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017 and early adoption is permitted only for fiscal years beginning after December 15, 2016. In March, April and May 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU 2016-12 "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" which provide further clarifications to be considered when implementing this ASU. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have started evaluating the impact of this ASU as it relates to our revenue streams, as well as certain associated expenses, however, are unable at this time to assess whether the application of this ASU has a material impact on the recognition of our revenues. Depending on the results of our review, there could be changes to the classification and timing of recognition of revenues and expenses. We expect to complete our assessment process, including selecting a transition method for adoption, by the end of the third quarter of 2017 along with our implementation process prior to the adoption of this ASU on January 1, 2018.

There have been no other new accounting pronouncements not yet effective that have significance, or potential significance, to the Company's Consolidated Financial Statements.

NOTE 3 – DIVESTITURES

Hudson Information Technology (US) business (the "US IT business")

On June 15, 2015, the Company completed the sale (the "US IT Business Sale") of substantially all of the assets (excluding working capital) of its US IT business to Mastech, Inc. (the "Purchaser"). The completion of the US IT Business Sale was effective June 14, 2015. The US IT Business Sale was pursuant to an Asset Purchase Agreement, dated as of May 8, 2015, by and among the Company, Hudson Global Resources Management, Inc., a wholly owned subsidiary of the Company, and the Purchaser. At the closing of the Sale, the Company received from the Purchaser pursuant to the Asset Purchase Agreement the purchase price of $16,977 in cash. The US IT business pre-tax loss in accordance with ASC No. 205 "Reporting Discontinued Operations" ("ASC 205") for the year ended December 31, 2015 was $130 compared to a pre-tax profit of $2,167 for the same period in 2014.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Netherlands business

On May 7, 2015, the Company entered into a Share Purchase Agreement and completed the sale (the "Netherlands Business Sale") of its Netherlands business, to InterBalance Group B.V., effective April 30, 2015, in a management buyout for $9,029, which included cash retained of $1,135. As a result, for the year ended December 31, 2015 the Company recognized a gain of $2,841 on the divestiture of the Netherlands Business Sale, which included $2,799 of non-cash accumulated foreign currency translation losses. Income tax on the gain was $0 because the gain is exempt from Netherlands tax. As the divestiture did not meet the requirements for classification as discontinued operations, the gain on sale is presented as a component of income (loss) from operations. The Netherlands pre-tax profit in accordance with ASC 205 for the years ended December 31, 2015 and 2014 was $373 and $1,799, respectively.

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

The carrying amounts of the major classes of assets and liabilities from the Legal eDiscovery business and Sweden operations included as part of the discontinued operations were as follows:

	December 31, 2016			December 31, 2015
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Total assets	$38	$—	$38	$49	$32	$81
Total liabilities (a)	$291	$—	$291	$1,439	$4	$1,443

a.	Total liabilities primarily consisted of restructuring liabilities for lease termination payments and severance.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Reported results for the discontinued operations by period were as follows:

	For The Year Ended December 31,
	2016
	eDiscovery	Sweden	Total
Revenue	$30	$—	$30
Gross margin	130	—	130
Business reorganization	(111)	—	(111)
Operating income (loss), excluding gain (loss) from sale of business	187	(19)	168
Other non-operating income (loss), including interest	—	—	—
Gain (loss) from sale of discontinued operations	—	—	—
Income (loss) from discontinued operations before income taxes	187	(19)	168
Provision (benefit) for income taxes (b)	25	—	25
Income (loss) from discontinued operations	$162	$(19)	$143

	For The Year Ended December 31,
	2015
	eDiscovery	Sweden	Total
Revenue	$(1)	$30	$29
Gross margin	(30)	30	—
Business reorganization	501	(29)	472
Operating income (loss), excluding gain (loss) from sale of business	(731)	14	(717)
Other non-operating income (loss), including interest	(8)	—	(8)
Gain (loss) from sale of discontinued operations	137	1,273	1,410
Income (loss) from discontinued operations before income taxes	(602)	1,287	685
Provision (benefit) for income taxes (b)	(37)	—	(37)
Income (loss) from discontinued operations	$(565)	$1,287	$722

	For The Year Ended December 31,
	2014
	eDiscovery	Sweden	Total
Revenue	$54,620	$1,513	$56,133
Gross margin	9,227	864	10,091
Business reorganization	2,861	416	3,277
Impairment charges (a)	467	—	467
Operating income (loss), excluding gain (loss) from sale of business	(5,491)	(1,087)	(6,578)
Other non-operating income (loss), including interest	(9)	(33)	(42)
Gain (loss) from sale of discontinued operations	11,333	—	11,333
Income (loss) from discontinued operations before income taxes	5,833	(1,120)	4,713
Provision (benefit) for income taxes (b)	2,121	—	2,121
Income (loss) from discontinued operations	$3,712	$(1,120)	$2,592

a.
As a result of the divestiture of the Company's Legal eDiscovery business in the fourth quarter of 2014, the Company recorded impairment charges related to assets no longer in use of $467 in the U.S. and U.K.

b.
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

NOTE 5 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	For The Year Ended December 31, 2016
	Contracting	Permanent Recruitment	Talent Management	Other	Total
Revenue	$270,777	$112,582	$37,204	$2,181	$422,744
Direct costs (1)	236,654	2,429	7,216	2,028	248,327
Gross margin	$34,123	$110,153	$29,988	$153	$174,417

	For The Year Ended December 31, 2015
	Contracting	Permanent Recruitment	Talent Management (2)	Other	Total
Revenue	$305,052	$118,934	$37,425	$1,786	$463,197
Direct costs (1)	262,322	2,733	8,681	1,751	275,487
Gross margin	$42,730	$116,201	$28,744	$35	$187,710

	For the Year Ended December 31, 2014
	Contracting	Permanent Recruitment	Talent Management (2)	Other	Total
Revenue	$408,106	$126,686	$43,586	$2,814	$581,192
Direct costs (1)	345,586	2,369	7,980	2,412	358,347
Gross margin	$62,520	$124,317	$35,606	$402	$222,845

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

(2)	Talent Management has been recast from Other in this disclosure.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 6 – STOCK-BASED COMPENSATION
Equity Compensation Plans
The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated on May 24, 2016 (the “ISAP”), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, and restricted stock units as well as other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, restricted stock units and other types of equity-based awards. As determined by the Compensation Committee, equity awards may also be subject to immediate vesting upon the occurrence of certain events following a change in control of the Company. The Company primarily grants restricted stock and restricted stock units to its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. On May 24, 2016, the Company's stockholders approved an amendment and restatement of the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 2,400,000 shares. As of December 31, 2016, there were 2,834,298 shares of the Company’s common stock available for future issuance.

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

A summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the year ended December 31, 2016 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions (1) (2)	500,000

(1)	The performance conditions with respect to restricted stock units may be satisfied as follows:

(a)
For employees from the Americas, Asia Pacific and Europe 80% of the restricted stock units may be earned on the basis of performance as measured by "regional adjusted EBITDA," and 20% of the restricted stock units may be earned on the basis of performance as measured by "group adjusted EBITDA"; and

(b)	For employees from the Corporate office 100% of the restricted stock units may be earned on the basis of performance as measured by "group adjusted EBITDA."

(2)	To the extent restricted stock units are earned on the basis of performance, such restricted stock units will vest on the basis of service as follows:

(a)	33% of the restricted stock units will vest on the first anniversary of the grant date;

(b)	33% of the restricted stock units will vest on the second anniversary of the grant date; and

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

(c)
34% of the restricted stock units will vest on the third anniversary of the grant date; provided that, in each case, the employee remains employed by the Company from the grant date through the applicable service vesting date.

The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the year ended December 31, 2016, the Company granted 263,477 restricted stock units to its non-employee directors pursuant to the Director Plan. As of December 31, 2016, non-employee directors held 459,656 deferred restricted stock units.
For the years ended December 31, 2016, 2015 and 2014, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units, which are included in the accompanying Consolidated Statements of Operations, were as follows:

	For The Year Ended December 31,
	2016	2015	2014
Stock options	$17	$23	$85
Restricted stock	678	3,188	798
Restricted stock units	754	1,020	442
Total	$1,449	$4,231	$1,325
Tax benefits recognized in jurisdictions where the Company has taxable income	$90	$362	$98

As of December 31, 2016 and 2015, unrecognized compensation expense and weighted average period over which the compensation expense is expected to be recognized relating to the unvested portion of the Company's stock options, restricted stock, and restricted stock unit awards, in each case, based on the Company's historical valuation treatment, were as follows:

	As of December 31,
	2016		2015
	Unrecognized Expense	Weighted Average Period in Years	Unrecognized Expense	Weighted Average Period in Years
Stock options	$—	0.00	$17	0.85
Restricted stock	$—	0.00	$701	0.75
Restricted stock units	$195	1.55	$—	0.00

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
The following were the weighted average assumptions used to determine the fair value of stock options granted by the Company and the details of option activity as of and for the respective periods:

	As of December 31,
	2016	2015	2014
Volatility	(a)	48.9%	(a)
Risk free interest rate	(a)	1.1%	(a)
Dividends	(a)	—	(a)
Expected life (years)	(a)	2.75	(a)
Weighted average fair value of options granted during the period	(a)	$0.81	(a)

(a)	Stock option assumptions are not provided above because there were no options granted during the years ended December 31, 2016 and 2014.
Changes in the Company’s stock options for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For The Year Ended December 31,
	2016		2015		2014
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	206,000	$8.13	756,800	$8.78	800,350	$9.15
Granted	—	—	50,000	2.49	—	—
Forfeited	—	—	(485,000)	7.32	—	—
Expired	(82,500)	11.09	(115,800)	13.35	(43,550)	15.50
Options outstanding at December 31,	123,500	$6.16	206,000	$8.13	756,800	$8.78
Options exercisable at December 31,	123,500	$6.16	181,000	$8.91	756,800	$8.78

The cash proceeds from the exercise of stock options, associated income tax benefits, and total intrinsic value for stock options exercised based on the closing price of the Company's common stock were nil for the years ended December 31, 2016, 2015 and 2014.

The weighted average remaining contractual term and the aggregated intrinsic value for stock options outstanding and exercisable as of December 31, 2016 and 2015 were as follows:

	As of December 31,
	2016		2015
	Remaining Contractual Term in Years	Aggregated Intrinsic Value	Remaining Contractual Term in Years	Aggregated Intrinsic Value
Stock options outstanding	2.35	$—	2.22	$22
Stock options exercisable	2.35	$—	1.86	$11

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Restricted Stock
Changes in the Company’s restricted stock for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For The Year Ended December 31,
	2016		2015		2014
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	680,000	$1.60	803,999	$3.00	997,802	$3.00
Granted	—	—	1,270,500	2.17	482,900	3.22
Vested	(330,000)	2.45	(1,204,798)	2.90	(182,251)	5.21
Forfeited	(350,000)	0.85	(189,701)	3.14	(494,452)	2.39
Unvested restricted stock at December 31,	—	$—	680,000	$1.60	803,999	$3.00

The total fair value of restricted stock vested during the years ended December 31, 2016, 2015 and 2014 were as follows:

	For The Year Ended December 31,
	2016	2015	2014
Fair value of restricted stock vested	$553	$2,675	$669

Restricted Stock Units
Changes in the Company’s restricted stock units arising from grants to certain employees and non-employee directors for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For The Year Ended December 31,
	2016		2015		2014
	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	—	$—	119,940	$3.57	115,869	$3.65
Granted	763,477	2.56	372,739	2.47	175,759	3.40
Vested	(263,477)	2.12	(450,179)	2.70	(122,522)	3.86
Forfeited	(20,000)	2.79	(42,500)	3.21	(49,166)	2.42
Unvested restricted stock units at December 31,	480,000	$2.79	—	$—	119,940	$3.57

The total fair value of restricted stock units vested during the years ended December 31, 2016, 2015 and 2014 were as follows:

	For The Year Ended December 31,
	2016	2015	2014
Fair value of restricted stock units vested	$558	$1,022	$436

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Defined Contribution Plan and Employer-matching contributions
The Company maintains the Hudson Global, Inc. 401(k) Savings Plan (the “401(k) plan”). The 401(k) plan allows eligible employees to contribute up to 15% of their earnings to the 401(k) plan. The Company has the discretion to match employees’ contributions up to 3% of the employees' earnings through a contribution of the Company’s common stock or cash. Vesting of the Company’s contribution occurs over a five-year period. For the years ended December 31, 2016, 2015 and 2014, the Company’s expenses and contributions to satisfy the prior years’ employer-matching liability for the 401(k) plan were as follows:

	For The Year Ended December 31,
($ in thousands, except otherwise stated)	2016	2015	2014
Expense recognized for the 401(k) plan	$155	$193	$385
Contributions to satisfy prior years' employer-matching liability
Number of shares of the Company's common stock issued (in thousands)	—	116	118
Market value per share of the Company's common stock on contribution date (in dollars)	$—	$2.71	$3.65
Non-cash contribution made for employer matching liability	$—	$314	$430
Additional cash contribution made for employer-matching liability	162	—	—
Total contribution made for employer-matching liability	$162	$314	$430

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

7 – INCOME TAXES

Income Tax Provision

The domestic and foreign components of income (loss) before income taxes from continuing operations were as follows:

	Year ended December 31,
	2016	2015	2014
Domestic	$(5,768)	$3,607	$(10,342)
Foreign	(2,423)	(1,354)	(7,603)
Income (loss) from continuing operations before provision for income taxes	$(8,191)	$2,253	$(17,945)

The provision for (benefit from) income taxes from continuing operations were as follows:

	Year ended December 31,
	2016	2015	2014
Current tax provision (benefit):
U.S. Federal	$—	$—	$(1,712)
State and local	(11)	18	(550)
Foreign	981	439	205
Total current provision for (benefit from) income taxes	970	457	(2,057)
Deferred tax provision (benefit):
U.S. Federal	—	—	—
State and local	—	—	—
Foreign	(228)	189	(102)
Total deferred provision for (benefit from) income taxes	(228)	189	(102)
Total provision for (benefit from) income taxes from continuing operations	$742	$646	$(2,159)

Tax Rate Reconciliation

The effective tax rates for the years ended December 31, 2016, 2015 and 2014 were negative 9.1%, 28.7% and 12.0%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% due to state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, variations from the U.S. Federal statutory rate in foreign jurisdictions, taxes on repatriations of foreign profits, and non-deductible expenses. The effect of state tax rate changes in 2015 on deferred tax assets was offset by an increase in valuation allowance and has no net impact on effective tax rate.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The following is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2016, 2015 and 2014 to the U.S. Federal statutory rate of 35%:

	Year ended December 31,
	2016	2015	2014
Provision for (benefit from) continuing operations at Federal statutory rate of 35%	$(2,867)	$787	$(6,281)
State income taxes, net of Federal income tax effect	(7)	11	(357)
Change in valuation allowance	(5,045)	447	(3,427)
Taxes related to foreign income	8,901	2,140	5,628
Effect of state tax rate changes on deferred tax assets	—	(6,834)	—
Nondeductible expenses	399	1,375	2,446
Others	(639)	2,720	(168)
Provision for (benefit from) income taxes	$742	$646	$(2,159)

Deferred Taxes Assets (Liabilities)

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. As of December 31, 2015 the Company adopted ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" on a prospective basis, which required that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. Accordingly, net deferred tax assets as of December 31, 2016 and 2015, have been classified as non-current in the accompanying Consolidated Balance Sheets. Significant temporary differences at December 31, 2016 and 2015 were as follows:

	As of December 31,
	2016	2015
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$157	$122
Property and equipment	1,024	321
Goodwill and intangibles	3,879	5,381
Accrued compensation	3,011	2,666
Accrued liabilities and other	2,311	3,244
Tax loss carry-forwards	152,197	154,028
Deferred tax assets (liabilities) gross, total	162,579	165,762
Valuation allowance	(156,343)	(159,298)
Deferred tax assets (liabilities), net of valuation allowance, total	$6,236	$6,464

Net Operating Losses (“NOLs”) and Valuation Allowance

At December 31, 2016, the Company had net NOLs for U.S. Federal tax purposes of approximately $326,295. This total includes approximately $16,584 of tax losses that were not absorbed by Monster Worldwide, Inc. ("Monster") on its consolidated U.S. Federal tax returns through the spin off of the Company on April 1, 2003. NOLs expire at various dates through 2036. As December 31, 2015, the NOL balance did not include a deduction in the amount of $5,222 attributable to stock options and restricted stock until such time as the Company recognizes the deferred tax asset associated with such deduction. During 2016, the Company adopted ASU 2016-09, as a result the NOL balance was increased by the $5,222 previously unrecognized deductions related to stock options and restricted stock and the valuation allowance was increased resulting in a net tax impact of $0. The Company's utilization of NOLs is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which may limit our ability to utilize all of the existing NOLs before the expiration dates. As of December 31, 2016, certain international subsidiaries had NOLs for local tax purposes of $82,355. With the exception of $75,273 of NOLs with an indefinite carry forward period as of December 31, 2016, these losses will expire at various dates through 2036, with $42 scheduled to expire during 2017. The deferred tax recognized for NOLs are presented net of

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

unrecognized tax benefits, where applicable.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and projected future taxable income. The provision for income tax includes a net tax benefit of $887, resulting from changes in judgment regarding the realizability of deferred tax assets in future years. As of December 31, 2016, $147,941 of the valuation allowance relates to the deferred tax asset for NOLs, $130,518 of which is U.S. Federal and state, and $17,423 of which is foreign, that management has determined will more likely than not expire prior to realization. The remaining valuation allowance of $8,402 relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company's U.S. and foreign tax losses.
Uncertain Tax Positions
As of December 31, 2016 and 2015, the Company's unrecognized tax benefits, including interest and penalties, which would lower the Company’s annual effective income tax rate if recognized in the future, were as follows:

	As of December 31,
	2016	2015
Gross unrecognized tax benefits excluding interest and penalties	$2,039	$2,190
Less: amount presented as a reduction to a deferred tax asset	438	447
Unrecognized tax benefits, excluding interest and penalties	$1,601	$1,743
Accrued interest and penalties	610	536
Total unrecognized tax benefits that would impact the effective tax rate	$2,211	$2,279

The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits, exclusive of interest and penalties:

Balance at January 1, 2016	$2,190
Additions based on tax positions related to the current year	87
Additions for tax positions of prior years	7
Lapse of statute of limitations	(162)
Currency Translation	(83)
Balance at December 31, 2016	$2,039
Estimated interest and penalties classified as part of the provision for income taxes in the Company’s Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year ended December 31,
	2016	2015	2014
Expense for (benefit of) estimated interest and penalties related to unrecognized tax benefits	$77	$50	$(150)
Based on information available as of December 31, 2016, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $200 to $400 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or the statutes of limitations for those years when the NOLs are used or expire. As of December 31, 2016, the Company's open tax years remain subject to examination by the relevant tax authorities and currently under income tax examination were principally as follows:

Year
Earliest tax years remain subject to examination by the relevant tax authorities:
U.S. Federal	2013
Other U.S. state and local jurisdictions	2012
U.K.	2015
Australia	2012
Majority of other foreign jurisdictions	2011
The Company believes that its tax reserves are adequate for all years subject to examination above.

NOTE 8 – EARNINGS (LOSS) PER SHARE
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations were as follows:

	For The Year Ended December 31,
	2016	2015	2014
Earnings (loss) per share ("EPS"):
EPS - basic and diluted
Income (loss) from continuing operations	$(0.27)	$0.05	$(0.48)
Income (loss) from discontinued operations	0.01	0.02	0.08
Net income (loss)	$(0.26)	$0.07	$(0.40)
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(8,933)	$1,607	$(15,786)
Income (loss) from discontinued operations, net of income taxes	143	722	2,592
Net income (loss)	$(8,790)	$2,329	$(13,194)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	33,174	33,869	32,843
Common stock equivalents: stock options and other stock-based awards (a)	—	215	—
Weighted average number of common stock outstanding - diluted	33,174	34,084	32,843

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the years ended December 31, 2016, 2015 and 2014 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive or market conditions have not been achieved:

	For The Year Ended December 31,
	2016	2015	2014
Unvested restricted stock	—	350,000	803,999
Unvested restricted stock units	480,000	—	119,940
Stock options	123,500	206,000	756,800
Total	603,500	556,000	1,680,739

NOTE 9 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015 was as follows:

	As of December 31,
	2016	2015
Included under the caption "Other assets":
Collateral accounts	$557	$229
Rental deposits	385	480
Total amount under the caption "Other assets":	$942	$709
Included under the caption "Prepaid and other":
Client guarantees	$139	$118
Other	108	110
Total amount under the caption "Prepaid and other"	$247	$228
Total restricted cash	$1,189	$937

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 10 – PROPERTY AND EQUIPMENT, NET
As of December 31, 2016 and 2015, property and equipment, net were as follows:

	As of December 31,
	2016	2015
Computer equipment	$5,888	$5,911
Furniture and equipment	2,244	2,668
Capitalized software costs	17,010	17,946
Leasehold and building improvements	13,699	15,522
	38,841	42,047
Less: accumulated depreciation and amortization	31,800	34,119
Property and equipment, net	$7,041	$7,928

The Company had expenditures of approximately $235 and $513 for acquired property and equipment, mainly consisting of software development, fixtures, computer equipment and leasehold improvements, which had not been placed in service as of December 31, 2016 and 2015, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

Impairment of Long-Lived Assets

During the fourth quarter of 2016, the Company experienced continued declines in the operating results within certain markets. These events were deemed to be triggering events that required the Company to perform an impairment assessment with respect to long-lived assets, primarily property and equipment. The Company estimated the expected undiscounted future cash flows resulting from the long-lived assets' use and eventual disposition, and compared it to their carrying value. The undiscounted future cash flows exceeded the asset group's carrying value, indicating the Company's long-lived assets were not impaired.
Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets and the non-current portion of the capital lease obligations are included under the caption “Other non-current liabilities” in the Consolidated Balance Sheets as of December 31, 2016 and 2015. A summary of the Company’s equipment acquired under capital lease agreements was as follows:

	As of December 31,
	2016	2015
Capital lease obligation, current	$65	$62
Capital lease obligation, non-current	$140	$229

The Company acquired $0 and $0 of property and equipment under capital lease agreements for the years ended December 31, 2016 and 2015, respectively.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 11 – GOODWILL

The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption of Other Assets in the accompanying Consolidated Balance Sheets, for the years ended December 31, 2016 and 2015. The goodwill is related to the Company’s acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

	Carrying Value
	2016	2015
Goodwill, January 1,	$1,938	$2,029
Currency translation	(126)	(91)
Goodwill, December 31,	$1,812	$1,938

On October 1, 2016 and 2015, the Company applied ASC 350-20-35, and performed quantitative assessments to determine whether it was more likely than not that the fair value of its China reporting unit was less than its carrying value. At the conclusion of its assessment, the Company determined the fair value of the reporting unit exceeded its carrying value. As such, the Company determined that no impairment of goodwill had taken place.

At December 31 2016, the Company performed additional assessment with respect to goodwill and determined that no impairment existed at its China reporting unit as of December 31, 2016.

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2016 and 2015, the Company's accrued expenses and other current liabilities consisted of the following:

	December 31,
	2016	2015
Salaries, commissions and benefits	$21,843	$23,684
Sales, use, transaction and income taxes	7,438	7,876
Fees for professional services	1,148	1,760
Rent	1,920	1,218
Deferred revenue	1,024	1,722
Other accruals	2,781	4,084
Total accrued expenses and other current liabilities	$36,154	$40,344

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 13 – BUSINESS REORGANIZATION

The Company initiated and executed certain strategic actions requiring business reorganization ("2016 Exit Plan"). Business exit costs associated with the 2016 Exit Plan primarily consisted of employee termination benefits, lease termination payments and costs for elimination of contracts for certain discontinued services and locations.

The Board previously approved other reorganization plans in prior years (the "Previous Plans"). Business exit costs associated with Previous Plans primarily consisted of employee termination benefits, lease termination payments and costs for elimination of contracts for certain discontinued services and locations.

For the year ended December 31, 2016, restructuring charges associated with these initiatives primarily included employee separation costs in Europe and Asia Pacific and lease termination payments for rationalized offices and professional fees in Europe under the 2016 Exit Plan and Previous Plans.
Business reorganization from continuing operations for the years ended December 31, 2016, 2015 and 2014 for the 2016 Exit Plan and the Previous Plans, collectively, were as follows:

	Year Ended December 31,
	2016	2015	2014
Business reorganization from continuing operations
Previous Plans	$482	$5,828	$3,789
2016 Plan	1,098	—	—
Total business reorganization from continuing operations	$1,580	$5,828	$3,789

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered during the year ended December 31, 2016. The amounts for Changes in Estimate and Additional Charges are classified as business reorganization in the Company’s Consolidated Statements of Operations. Amounts in the “Payments” column represent primarily the cash payments associated with the reorganization plans. Changes in the accrued business reorganization for the year ended December 31, 2016 were as follows:

	December 31, 2015	Changes in Estimate	Additional Charges	Payments	December 31, 2016
Lease termination payments	$2,970	$301	$691	$(1,689)	$2,273
Employee termination benefits	1,186	(144)	460	(1,236)	266
Other associated costs	208	22	250	(448)	32
Total	$4,364	$179	$1,401	$(3,373)	$2,571

Lease Termination Payments

The business reorganization incurred for lease termination for the years ended December 31, 2016, 2015 and 2014 by segment were as follows:

Lease termination payments for the year ended December 31,	Hudson	Hudson	Hudson
	Americas	Asia Pacific	Europe	Corporate	Total
2016	$(16)	$(24)	$1,022	$10	$992
2015	$503	$625	$1,358	$181	$2,667
2014	$91	$771	$40	$—	$902

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Employee Termination Benefits

The business reorganization incurred for employee termination benefits for the years ended December 31, 2016, 2015 and 2014 by segment were as follows:

Employee termination benefits for the year ended December 31,	Hudson	Hudson	Hudson
	Americas	Asia Pacific	Europe	Corporate	Total
2016	$(8)	$273	$77	$(26)	$316
2015	$350	$(2)	$792	$969	$2,109
2014	$3	$510	$1,285	$967	$2,765

Other Associated Costs

Other associated business reorganization incurred for contract cancellation costs and professional fees for the years ended December 31, 2016, 2015 and 2014 by segment were as follows:

Other Associated Costs for the year ended December 31,	Hudson	Hudson	Hudson
	Americas	Asia Pacific	Europe	Corporate	Total
2016	$(15)	$—	$287	$—	$272
2015	$255	$47	$733	$17	$1,052
2014	$—	$40	$82	$—	$122

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

14 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under operating leases that expire at various dates through 2027. Some of the operating leases provide for increasing rents over the term of the lease. Total rent expense under these leases is recognized ratably over the lease terms. As of December 31, 2016, future minimum lease commitments under non-cancelable operating leases, which will be expensed as primarily in office and general expenses, were as follows:

2017	$15,355
2018	13,181
2019	8,758
2020	5,506
2021	1,615
Thereafter	1,027
$45,442

Rent and related expenses for operating leases of facilities and equipment recorded under the caption “Office and general” in the accompanying Consolidated Statements of Operations were $8,931, $10,540, and $14,441 for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum lease commitments have not been offset by expected future minimum sublease rental income of $5,893, due in the future through 2020 under subleases with third parties. Commitments and sublease rentals based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2016.

Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The current portion of asset retirement obligations are included under the caption “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets. The non-current portion of asset retirement obligations are included under the caption “Other non-current liabilities” in the Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Consolidated Balance Sheets as of December 31, 2016 and 2015 were as follows:

	As of December 31,
	2016	2015
Current portion of asset retirement obligations	$78	$142
Non-current portion of asset retirement obligations	1,693	1,820
Total asset retirement obligations	$1,771	$1,962
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $105 and $109 as of December 31, 2016 and 2015, respectively.
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

On May 27, 2016, the arbitrator issued his decision on Mr. Marquez’s claim and awarded Mr. Marquez approximately $1,800 in additional compensation and benefits and approximately $700 toward the reimbursement of a portion of his legal fees incurred pursuing his claim. For the year ended December 31, 2016, the Company recorded an additional charge of $3,025 for the resolution of this arbitration.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 15 – CREDIT AGREEMENTS

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary (“U.K. Borrower”) entered into a receivables finance agreement for an asset-based lending funding facility (the “Lloyds Agreement”) with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, “Lloyds”). Until September 15, 2016, the Lloyds Agreement provided the U.K. Borrower with the ability to borrow up to $18,518 (£15,000), at which time the U.K. Borrower entered into an amendment to the Lloyds Agreement that reduced the borrowing limit to $14,814 (£12,000). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term was two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $14,197 (£11,500) based on 83% of eligible billed contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the U.K. operation ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $617 (£500) based on 25% of eligible work-in-progress from the permanent recruitment. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post tax profits; and (4) at the end of each month, there must be a minimum excess availability of $2,469 (£2,000).
The details of the Lloyds Agreement as of December 31, 2016 were as follows:

December 31, 2016
Borrowing capacity	$7,380
Less: outstanding borrowing	(19)
Additional borrowing availability	$7,361
Interest rates on outstanding borrowing	2.00%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of December 31, 2016.

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

The Finance Agreement provides a bank guarantee facility of up to $2,161 (AUD3,000) for Hudson Australia and Hudson New Zealand. The Finance Agreement matures and becomes due and payable on October 27, 2018. A fee equal to 1.5% per annum will be charged on each bank guarantee issued under the Finance Agreement. The Finance Agreement bears a fee, payable semiannually in arrears, equal to 0.3% per annum of NAB’s commitment under the Finance Agreement.

The Australian Receivables Agreement provides a receivables facility of up to $18,005 (AUD25,000) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $2,881 (AUD4,000) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 (AUD6) per month.

The New Zealand Receivables Agreement provides a receivables facility of up to $3,463 (NZD5,000) for Hudson New Zealand, which is based on an agreed percentage of eligible accounts receivable. The New Zealand Receivables Agreement does not have a stated maturity date and can be terminated by Hudson New Zealand or BNZ upon 90 days written notice. Borrowings under the New Zealand Receivables Agreement may be made with an interest rate based on a market rate. The New Zealand Receivables Agreement bears a fee, payable monthly in advance, equal to $1 (NZD1) per month.

The details of the NAB Finance and Facility Agreements as of December 31, 2016 were as follows:

December 31, 2016
Finance Agreement:
Borrowing capacity	$2,161
Less: outstanding borrowing	(1,901)
Additional borrowing availability	$260
Interest rates on outstanding borrowing	1.50%

Australian Receivables Agreement:
Borrowing capacity	$15,606
Less: outstanding borrowing	(7,751)
Additional borrowing availability	$7,855
Interest rates on outstanding borrowing	3.17%

New Zealand Receivables Agreement:
Borrowing capacity	$2,231
Less: outstanding borrowing	—
Additional borrowing availability	$2,231
Interest rates on outstanding borrowing	4.00%

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

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2016.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. The Belgium subsidiary had a $1,052 (€1,000) overdraft facility as of December 31, 2016. Borrowings under the Belgium lending arrangement may be made using an interest rate based on the one month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.75% as of December 31, 2016. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. In Singapore, the Company’s subsidiary can borrow up to $138 (SGD200) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, which was 6.0% on December 31, 2016. The Singapore overdraft facility expires annually each August but can be renewed for one year periods at that time. The outstanding borrowings under the Belgium and Singapore lending agreements were $0 as of December 31, 2016.
Excluding the NAB Finance Agreement, the average monthly outstanding borrowings and weighted average interest rate for all the credit agreements above was $7,385 and 3.37%, respectively, for the year ended December 31, 2016.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 16 – STOCKHOLDERS' EQUITY

The Company paid a cash dividend of $0.05 per share paid on June 24, 2016 to shareholders of record as of June 14, 2016. The Company also paid a cash dividend of $0.05 per share on March 25, 2016 to shareholders of record as of March 15, 2016. As a result, for the year ended December 31, 2016, the Company paid $3,401 in dividends to shareholders. The cash dividend payments are applied to accumulated deficit.

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the year ended December 31, 2016 and 2015, the Company had repurchased 1,361,493 and 527,634 shares in the open market for a total cost of $3,147 and $1,386, respectively. During the year ended December 31, 2016, the Company also purchased 1,100,000 shares from Sagard Capital Partners, L.P. in a private transaction pursuant to a securities purchase agreement for a total cost of $1,980 or $1.80 per share. As of December 31, 2016, under the July 30, 2015 authorization, the Company had repurchased 2,989,127 shares for a total cost of $6,513.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	December 31,
	2016	2015
Foreign currency translation adjustments	$6,826	$10,159
Pension plan obligations	105	133
Accumulated other comprehensive income (loss)	$6,931	$10,292

As a result of the sale of the Netherlands business and substantially complete liquidation of certain foreign owned entities, the net foreign currency translation loss transferred from accumulated other comprehensive income and included in determining net income (loss) was $450 for year ended December 31, 2015. No such adjustment was recorded in the current year. See Note 3 and 4 regarding the substantially complete liquidation of certain foreign owned entities and the sale of the Netherlands business.

For the years ended December 31, 2016 and 2015, the amounts of accumulated other comprehensive income (loss), which primarily pertained to pension plan obligations, were $22 and $19, respectively, and reclassified to the Consolidated Statement of Operations under the caption "Salaries and related" expenses.

NOTE 18 – SHELF REGISTRATION AND STOCKHOLDER RIGHTS PLAN
Acquisition Shelf Registration Statement
The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of December 31, 2016, all of the 1,350,000 shares were available for issuance.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 19 – SEGMENT AND GEOGRAPHIC DATA
Segment Reporting
The Company operates in three reportable segments: the Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe. Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury, and have been allocated to the reportable segments to the extent which the costs are attributable to the reportable segments. Segment information is presented in accordance with ASC 280, “Segments Reporting.” This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable, net and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2016
Revenue, from external customers	$15,561	$236,839	$170,344	$—	$—	$422,744
Inter-segment revenue	20	—	314	—	(334)	—
Total revenue	$15,581	$236,839	$170,658	$—	$(334)	$422,744
Gross margin, from external customers	$13,609	$84,126	$76,682	$—	$—	$174,417
Inter-segment gross margin	(14)	(271)	285	—	—	—
Total gross margin	$13,595	$83,855	$76,967	$—	$—	$174,417
Business reorganization	$(39)	$248	$1,387	$(16)	$—	$1,580
EBITDA (loss) (a)	$770	$(338)	$1,064	$(6,240)	$—	$(4,744)
Depreciation and amortization	49	1,744	892	405	—	3,090
Intercompany interest income (expense), net	—	—	(204)	204	—	—
Interest income (expense), net	—	(318)	(32)	(7)	—	(357)
Income (loss) from continuing operations before income taxes	$721	$(2,400)	$(64)	$(6,448)	$—	$(8,191)
Provision for (benefit from) income taxes	$30	$(2,040)	$2,761	$(9)	$—	$742
As of December 31, 2016
Accounts receivable, net	$2,507	$32,271	$23,739	$—	$—	$58,517
Long-lived assets, net of accumulated depreciation and amortization	$2	$7,049	$1,528	$359	$—	$8,938
Total assets	$5,880	$51,331	$40,790	$3,811	$—	$101,812

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2015
Revenue, from external customers	$28,627	$219,391	$215,179	$—	$—	$463,197
Inter-segment revenue	41	—	498	—	(539)	—
Total revenue	$28,668	$219,391	$215,677	$—	$(539)	$463,197
Gross margin, from external customers	$16,111	$89,682	$81,917	$—	$—	$187,710
Inter-segment gross margin	25	(477)	451	—	1	—
Total gross margin	$16,136	$89,205	$82,368	$—	$1	$187,710
Gain (loss) on sale and exit of businesses	$15,918	$—	$3,917	$—	$—	$19,835
Business reorganization	$1,108	$669	$2,883	$1,168	$—	$5,828
EBITDA (loss) (a)	$13,354	$2,851	$(207)	$(9,178)	$—	$6,820
Depreciation and amortization	604	1,951	802	488	—	3,845
Intercompany interest income (expense), net	—	—	(526)	526	—	—
Interest income (expense), net	(342)	(276)	(94)	(10)	—	(722)
Income (loss) from continuing operations before income taxes	$12,408	$624	$(1,629)	$(9,150)	$—	$2,253
Provision for (benefit from) income taxes	58	776	(176)	(12)	—	646
As of December 31, 2015
Accounts receivable, net	$3,155	$29,824	$29,441	$—	$—	$62,420
Long-lived assets, net of accumulated depreciation and amortization	$36	$7,382	$1,859	$674	$—	$9,951
Total assets	$7,766	$49,246	$53,557	$14,380	$—	$124,949

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2014
Revenue, from external customers	$50,146	$246,873	$284,173	$—	$—	$581,192
Inter-segment revenue	60	—	198	—	(258)	—
Total revenue	$50,206	$246,873	$284,371	$—	$(258)	$581,192
Gross margin, from external customers	$20,757	$93,014	$109,074	$—	$—	$222,845
Inter-segment gross margin	35	(143)	108	—	—	—
Total gross margin	$20,792	$92,871	$109,182	$—	$—	$222,845
Business reorganization	$94	$1,322	$1,407	$966	$—	$3,789
Impairment of long-lived assets	$—	$314	$348	$—	$—	$662
EBITDA (loss) (a)	$117	$(890)	$(1,187)	$(9,765)	$—	$(11,725)
Depreciation and amortization	485	3,287	1,247	540	—	5,559
Intercompany interest income (expense), net	—	—	(439)	439	—	—
Interest income (expense), net	(90)	(199)	(37)	(335)	—	(661)
Income (loss) from continuing operations before income taxes	$(458)	$(4,376)	$(2,910)	$(10,201)	$—	$(17,945)
Provision for (benefit from) income taxes	$(2,201)	$11	$35	$(4)	$—	$(2,159)
As of December 31, 2014
Accounts receivable, net	$6,695	$26,745	$40,639	$—	$—	$74,079
Long-lived assets, net of accumulated depreciation and amortization	$860	$8,227	$2,171	$584	$—	$11,842
Total assets	$10,553	$54,141	$65,105	$9,873	$—	$139,672

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

Geographic Data Reporting
A summary of revenues for the years ended December 31, 2016, 2015 and 2014 and long-lived assets and net assets by geographic area as of December 31, 2016, 2015 and 2014 were as follows:

Information by geographic region	United Kingdom	Australia	China	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For the Year Ended December 31, 2016
Revenue (a)	$116,508	$181,899	$16,203	$14,690	$53,837	$38,737	$870	$422,744
For the Year Ended December 31, 2015
Revenue (a)	$154,931	$159,539	$25,401	$27,965	$60,248	$34,451	$662	$463,197
For the Year Ended December 31, 2014
Revenue (a)	$181,155	$184,853	$20,976	$49,375	$103,018	$41,044	$771	$581,192
As of December 31, 2016
Long-lived assets, net (b)	$1,259	$4,023	$2,381	$369	$261	$645	$—	$8,938
Net assets	$9,101	$10,732	$5,762	$4,854	$7,284	$4,279	$(127)	$41,885
As of December 31, 2015
Long-lived assets, net (b)	$1,707	$4,115	$2,835	$718	$144	$432	$—	$9,951
Net assets	$17,371	$9,920	$9,386	$13,467	$7,176	$3,875	$(15)	$61,180
As of December 31, 2014
Long-lived assets, net (b)	$1,834	$5,404	$2,186	$1,429	$330	$636	$23	$11,842
Net assets	$18,894	$13,913	$6,198	$7,255	$9,366	$3,574	$57	$59,257

(a)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b)	Comprised of property and equipment and goodwill, net of accumulated depreciation and amortization. Corporate assets are included in the United States.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For The Year Ended December 31, 2016
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue	$101,227	$113,067	$108,136	$100,314
Gross margin	$41,262	$46,839	$43,542	$42,774
Operating income (loss)	$(3,705)	$(2,425)	$(786)	$(671)
Income (loss) from continuing operations	$(3,570)	$(3,347)	$(1,908)	$(108)
Income (loss) from discontinued operations	$83	$209	$35	$(184)
Net income (loss)	$(3,487)	$(3,138)	$(1,873)	$(292)
Basic and diluted earnings (loss) per share from continuing operations	$(0.10)	$(0.10)	$(0.06)	$—
Basic and diluted earnings (loss) per share from discontinued operations	$—	$0.01	$—	$(0.01)
Basic and diluted earnings (loss) per share	$(0.10)	$(0.09)	$(0.06)	$(0.01)
Basic and diluted weighted average shares outstanding (in thousands)	34,631	33,252	33,572	32,227
Common stock equivalents and outstanding stock options excluded from the calculation of diluted earnings (loss) per share (in thousands)	1,345	548	299	604

	For The Year Ended December 31, 2015
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue	$124,317	$122,743	$110,028	$106,109
Gross margin	$47,904	$50,222	$45,145	$44,439
Operating income (loss)	$(6,716)	$13,643	$(3,826)	$140
Income (loss) from continuing operations	$(6,654)	$12,774	$(2,029)	$(2,484)
Income (loss) from discontinued operations	$(184)	$1,103	$(55)	$(142)
Net income (loss)	$(6,838)	$13,877	$(2,084)	$(2,626)
Basic and diluted earnings (loss) per share from continuing operations	$(0.20)	$0.38	$(0.06)	$(0.07)
Basic and diluted earnings (loss) per share from discontinued operations	$(0.01)	$0.03	$—	$—
Basic and diluted earnings (loss) per share	$(0.21)	$0.41	$(0.06)	$(0.08)
Basic weighted average shares outstanding (in thousands)	33,053	33,525	34,687	34,274
Diluted weighted average shares outstanding (in thousands)	33,053	34,007	34,687	34,274
Common stock equivalents and outstanding stock options excluded from the calculation of diluted earnings (loss) per share (in thousands)	1,903	979	1,124	886

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the caption “Principal Stockholders.”

Equity Compensation Plan Information

The following table presents information on the Company's equity compensation plans as of December 31, 2016.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)

	A	B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	73,500	$8.66	—
2009 Incentive Stock and Awards Plan	50,000	2.49	2,834,298	(1)
Employee Stock Purchase Plan	—	—	116,329	(2)
Total	123,500	$6.16	2,950,627

(1)	Excludes 480,000 shares of unvested restricted common stock previously issued under the Hudson Global, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.

(2)	The Company suspended the Hudson Global, Inc. Employee Stock Purchase Plan effective January 1, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

HUDSON GLOBAL, INC.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating expenses:
Selling, general and administrative expenses	$10,451	$13,327	$16,948
Depreciation and amortization	405	488	541
Business reorganization	(16)	1,168	967
Operating loss	(10,840)	(14,983)	(18,456)
Other income (expense):
Interest, net	197	516	103
Corporate costs allocation and other, net	4,195	5,318	8,150
Income (loss) from parent before provision for income taxes	(6,448)	(9,149)	(10,203)
Provision for (benefit from) income taxes for parent company	(9)	(12)	(4)
Equity in earnings (losses) of subsidiaries, net of income taxes	(2,351)	11,466	(2,995)
Net income (loss)	$(8,790)	$2,329	$(13,194)

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
(in thousands)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,414	$13,025
Prepaid and other	220	196
Total current assets	2,634	13,221
Property and equipment, net	359	674
Investment in and advances to/from subsidiaries	39,965	50,770
Other assets	818	485
Total assets	$43,776	$65,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,425	$3,494
Total current liabilities	1,425	3,494
Other non-current liabilities	466	476
Total liabilities	1,891	3,970
Stockholders’ equity	41,885	61,180
Total liabilities and stockholders' equity	$43,776	$65,150

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(8,790)	$2,329	$(13,194)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividends received from subsidiaries	1,593	7,468	—
Non-cash (income) losses from subsidiaries, net of taxes	2,363	(11,466)	2,995
Depreciation and amortization	405	488	541
Stock-based compensation	390	637	405
Other, net	—	—	248
Changes in operating assets and liabilities:
(Increase) decrease in prepaid and other assets	(447)	1,921	(744)
(Increase) decrease in due from subsidiaries	4,959	14,503	11,910
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,251)	(1,269)	837
Increase (decrease) in accrued business reorganization	(825)	(120)	793
Net cash provided by (used in) operating activities	(1,603)	14,491	3,791
Cash flows from investing activities:
Capital expenditures	—	(897)	—
Advances to and investments in subsidiaries, net	(415)	(5,945)	(4,126)
Net cash provided by (used in) investing activities	(415)	(6,842)	(4,126)
Cash flows from financing activities:
Borrowings under credit facility	—	—	22,081
Repayments under credit facility	—	—	(22,081)
Dividend payments	(3,401)	—	—
Purchase of treasury stock	(5,127)	(1,386)	—
Purchase of restricted stock from employees	(65)	(244)	(129)
Net cash provided by (used in) financing activities	(8,593)	(1,630)	(129)
Net increase (decrease) in cash and cash equivalents	(10,611)	6,019	(464)
Cash and cash equivalents, beginning of the period	13,025	7,006	7,470
Cash and cash equivalents, end of the period	$2,414	$13,025	$7,006

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands)

NOTE 1 - BASIS OF PRESENTATION

Hudson Global, Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business through its subsidiaries. As specified in certain of its subsidiaries' credit agreements in the U.K., Australia and New Zealand, there are restrictions on the Parent Company's ability to obtain funds from certain of its subsidiaries through dividends, intercompany expenses or interest (refer to Note 15, “Credit Agreements”, to the Parent Company's Consolidated Financial Statements). As of December 31, 2016, the Parent Company was in a stockholders' equity position of $41,885, and approximately $13,831 constituted restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X. The restricted net assets of the Parent Company's subsidiaries exceeded 25% of the consolidated net assets of the Parent Company and its subsidiaries, thus requiring this Schedule I, “Condensed Financial Information of the Registrant.” Accordingly, the results of operations and cash flows for the years ended December 31, 2016, 2015 and 2014, and the balance sheets as of December 31, 2016 and 2015 have been presented on a “Parent-only” basis. In these statements, the Parent Company's investments in its consolidated subsidiaries are presented under the equity method of accounting. The Parent-only financial statements should be read in conjunction with the Parent Company's audited Consolidated Financial Statements included elsewhere herein.

NOTE 2 - DIVIDENDS RECEIVED

The Parent Company received dividends of $1,593, $7,468 and $0 in 2016, 2015 and 2014, respectively, from its consolidated subsidiaries.

NOTE 3 - CREDIT AGREEMENTS
Several of the Parent Company's subsidiaries have credit agreements with lenders. Borrowings under the credit agreements are based on an agreed percentage of eligible accounts receivable. Refer to Note 15, “Credit Agreements” to the Parent Company's Consolidated Financial Statements for further details.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs/Expenses	Deductions	End
Descriptions	of Period	(Recoveries)	Other	of Period
2014
Allowance for Doubtful Accounts	$1,108	97	219	$986
Deferred tax assets-valuation allowance	$162,278	(3,427)	—	$158,851
2015
Allowance for Doubtful Accounts	$986	178	304	$860
Deferred tax assets-valuation allowance	$158,851	447	—	$159,298
2016
Allowance for Doubtful Accounts	$860	226	287	$799
Deferred tax assets-valuation allowance	$159,298	(5,045)	(2,089)	$156,342

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Chief Executive Officer
(Principal Executive Officer)
Date:	March 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN A. NOLAN	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2017
Stephen A. Nolan

/s/ PATRICK LYONS	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2017
Patrick Lyons

/s/ JEFFREY E. EBERWEIN	Chairman	March 3, 2017
Jeffrey E. Eberwein

/s/ ALAN L. BAZAAR	Director	March 3, 2017
Alan L. Bazaar

/s/ RICHARD K. COLEMAN, JR.	Director	March 3, 2017
Richard K. Coleman, Jr.

/s/ IAN V. NASH	Director	March 3, 2017
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

(4.3)
Receivables Finance Agreement Amendment, dated September 15, 2016, between Lloyds Bank Commercial Finance Limited and Hudson Global Resources Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated September 15, 2016 (File No. 0-50129)).

(4.4)
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

(4.6)
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

(10.8)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement (Executive Officers and Global Leadership Team) for awards made on or after November 6, 2015. (incorporated by reference to Exhibit 10.10 to Hudson Global, Inc.’s Annual Report on Form 10-K dated March 3, 2016 (File No. 0-50129)).

(10.9)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (incorporated by reference to Hudson Global, Inc.’s Quarterly Report on Form 10-Q dated April 28, 2016 (File No. 0-50129)).

(10.10)*	Summary of Hudson Global, Inc. Compensation for Non-employee Members of the Board of Directors.
(10.11)*
Hudson Global, Inc. Amended and Restated Director Deferred Share Plan (incorporated by reference to Exhibit 10.4 to Hudson Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 0-50129)).

(10.12)*
Amended and Restated Executive Employment Agreement, dated April 30, 2016 and effective as of May 18, 2015, between Hudson Global, Inc. and Stephen A. Nolan (incorporated by reference to Exhibit 10.2 to Hudson Global, Inc.’s Current Report on Form 8-K dated April 30, 2016 (File No. 0-50129)).

(10.13)*
Amended and Restated Restricted Stock Award Agreement, dated April 30, 2016 and effective as of May 18, 2015, between Hudson Global, Inc. and Stephen A. Nolan (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated April 30, 2016 (File No. 0-50129)).

(10.14)*
Executive Employment Agreement, dated as of May 18, 2015, between Hudson Global, Inc. and Stephen A. Nolan (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated May 18, 2015 (File No. 0-50129)).

(10.15)*
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

(10.17)
Promotion Letter Agreement, dated as of August 6, 2015, between Hudson Global, Inc. and David F. Kirby. (incorporated by reference to Exhibit 10.8 to Hudson Global, Inc.’s Annual Report on Form 10-K dated March 3, 2016 (File No. 0-50129)).

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
(99.1)
Proxy Statement for the 2017 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2016; except to the extent specifically incorporated by reference, the Proxy Statement for the 2017 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

(101)
The following materials from Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement