Form 10-Q
period 2017-03-31
Hudson Global, Inc.
filed 2017-05-04
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2017
Common Stock - $0.001 par value	31,531,660

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$103,405	$101,227
Direct costs	60,973	59,965
Gross margin	42,432	41,262
Operating expenses:
Selling, general and administrative expenses	42,269	43,642
Depreciation and amortization	666	688
Business reorganization	222	637
Operating income (loss)	(725)	(3,705)
Non-operating income (expense):
Interest income (expense), net	(88)	(54)
Other income (expense), net	(381)	(137)
Income (loss) from continuing operations before provision for income taxes	(1,194)	(3,896)
Provision for (benefit from) income taxes from continuing operations	155	(326)
Income (loss) from continuing operations	(1,349)	(3,570)
Income (loss) from discontinued operations, net of income taxes	35	83
Net income (loss)	$(1,314)	$(3,487)
Basic and diluted earnings (loss) per share:
Basic and diluted earnings (loss) per share from continuing operations	$(0.04)	$(0.10)
Basic and diluted earnings (loss) per share from discontinued operations	—	—
Basic and diluted earnings (loss) per share	$(0.04)	$(0.10)
Weighted-average shares outstanding:
Basic	32,161	34,631
Diluted	32,161	34,631

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Comprehensive income (loss):
Net income (loss)	$(1,314)	$(3,487)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	1,408	668
Pension liability adjustment	(1)	2
Total other comprehensive income (loss), net of income taxes	1,407	670
Comprehensive income (loss)	$93	$(2,817)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$14,773	$21,322
Accounts receivable, less allowance for doubtful accounts of $798 and $799, respectively	66,781	58,517
Prepaid and other	5,079	4,265
Current assets of discontinued operations	38	38
Total current assets	86,671	84,142
Property and equipment, net	7,028	7,041
Deferred tax assets, non-current	7,136	6,494
Other assets, non-current	3,784	4,135
Total assets	$104,619	$101,812
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,450	$4,666
Accrued expenses and other current liabilities	34,199	36,154
Short-term borrowings	11,310	7,770
Accrued business reorganization	1,636	1,756
Current liabilities of discontinued operations	137	233
Total current liabilities	53,732	50,579
Deferred rent and tenant improvement contributions	2,787	2,968
Income tax payable, non-current	2,246	2,211
Other non-current liabilities	4,019	4,169
Total liabilities	62,784	59,927
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 34,959 and 34,910 shares, respectively	34	34
Additional paid-in capital	482,456	482,265
Accumulated deficit	(441,792)	(440,478)
Accumulated other comprehensive income, net of applicable tax	8,338	6,931
Treasury stock, 3,427 and 3,145 shares, respectively, at cost	(7,201)	(6,867)
Total stockholders' equity	41,835	41,885
Total liabilities and stockholders' equity	$104,619	$101,812

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,314)	$(3,487)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	666	688
Provision for (recovery of) doubtful accounts	36	32
Provision for (benefit from) deferred income taxes	(273)	(672)
Stock-based compensation	191	372
Other, net	—	187
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(6,475)	(758)
Decrease (increase) in prepaid and other assets	(333)	59
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,074)	(1,586)
Increase (decrease) in accrued business reorganization	(429)	(657)
Net cash used in operating activities	(9,005)	(5,822)
Cash flows from investing activities:
Capital expenditures	(381)	(643)
Proceeds from sale of assets	—	13
Net cash provided by (used in) investing activities	(381)	(630)
Cash flows from financing activities:
Borrowings under credit agreements	34,696	26,882
Repayments under credit agreements	(31,701)	(23,758)
Repayment of capital lease obligations	(23)	(21)
Dividend payments	—	(1,713)
Purchase of treasury stock	(329)	(985)
Purchase of restricted stock from employees	(5)	—
Net cash provided by (used in) financing activities	2,638	405
Effect of exchange rates on cash and cash equivalents	199	311
Net increase (decrease) in cash and cash equivalents	(6,549)	(5,736)
Cash and cash equivalents, beginning of the period	21,322	37,663
Cash and cash equivalents, end of the period	$14,773	$31,927
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$93	$58
Net cash payments (refunds) during the period for income taxes	$233	$44

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2016	31,765	$34	$482,265	$(440,478)	$6,931	$(6,867)	$41,885
Net income (loss)	—	—	—	(1,314)	—	—	(1,314)
Other comprehensive income (loss), currency translation adjustments, net of applicable tax	—	—	—	—	1,408	—	1,408
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	(1)	—	(1)
Purchase of treasury stock	(277)	—	—	—	—	(329)	(329)
Purchase of restricted stock from employees	(5)	—	—	—	—	(5)	(5)
Stock-based compensation	49	—	191	—	—	—	191
Balance at March 31, 2017	31,532	$34	$482,456	$(441,792)	$8,338	$(7,201)	$41,835

See accompanying notes to condensed consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION
These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2016.
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

NOTE 2 – DESCRIPTION OF BUSINESS
The Company is comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe ("Hudson regional businesses" or "Hudson"). The Company provides specialized professional-level recruitment and related talent solutions. The Company’s core service offerings include Permanent Recruitment, Contracting, Recruitment Process Outsourcing ("RPO") and Talent Management Solutions.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates the previous two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact on its consolidated financial statements.
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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which provides clarification on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact to its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017 and early adoption is permitted only for fiscal years beginning after December 15, 2016. In March, April and May 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU 2016-12 "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" which provide further clarifications to be considered when implementing this ASU. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We are evaluating the impact of this ASU as it relates to our revenue streams, as well as certain associated expenses. However, we are unable at this time to assess whether the application of this ASU has a material impact on the recognition of our revenues. Depending on the results of our review, there could be changes to the classification and timing of recognition of revenues and expenses. We expect to complete our assessment process, including selecting a transition method for adoption, by the end of the third quarter of 2017 along with our implementation process prior to the adoption of this ASU on January 1, 2018.

There are no other recently issued accounting pronouncements that have had, or that the Company believes will have, a material impact on the Company's consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 4 – DISCONTINUED OPERATIONS

Effective November 9, 2014, the Company completed the sale of substantially all of the assets and certain liabilities of its Legal eDiscovery business in the U.S. and United Kingdom ("U.K.") to Document Technologies, LLC and DTI of London Limited. The Company concluded that the divestiture of the Legal eDiscovery business meets the criteria for discontinued operations set forth in ASC 205. The Company reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations and from segment results for all periods presented.

The carrying amounts of the classes of assets and liabilities from the Legal eDiscovery business included in discontinued operations were as follows:

	March 31, 2017	December 31, 2016
Total current assets	$38	$38
Total liabilities (a)	$138	$291

(a) Total liabilities primarily consisted of restructuring liabilities for lease termination payments.

Reported results for the discontinued operations by period were as follows:

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$—
Reorganization	(43)	(139)
Income (loss) from discontinued operations before income taxes	43	109
Provision (benefit) for income taxes	8	26
Income (loss) from discontinued operations	$35	$83

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 5 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	Three Months Ended March 31, 2017
	Contracting	Permanent Recruitment	Talent Management	Other	Total
Revenue	$66,453	$28,018	$8,416	$518	$103,405
Direct costs (1)	58,423	508	1,505	537	60,973
Gross margin	$8,030	$27,510	$6,911	$(19)	$42,432

	Three Months Ended March 31, 2016
	Contracting	Permanent Recruitment	Talent Management (2)	Other	Total
Revenue	$65,856	$26,572	$8,436	$363	$101,227
Direct costs (1)	57,222	574	1,683	486	59,965
Gross margin	$8,634	$25,998	$6,753	$(123)	$41,262

(1)
Direct costs in Contracting include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, rent and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. Permanent Recruitment, Talent Management and Other category include direct costs for out-of-pocket expenses and third party suppliers. The region where services are provided, the mix of contracting and permanent recruitment, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included under the caption "Selling, general and administrative expenses" in the Condensed Consolidated Statement of Operations.

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On May 24, 2016, the Company's stockholders approved an amendment and restatement of the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 2,400,000 shares. As of March 31, 2017, there were 2,094,635 shares of the Company’s common stock available for future issuance under the ISAP.
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
A summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the three months ended March 31, 2017 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions (1) (2)	990,000

(1)	The performance conditions with respect to restricted stock units may be satisfied as follows:

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

The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the three months ended March 31, 2017, the Company granted 87,000 restricted stock units to its non-employee directors pursuant to the Director Plan. As of March 31, 2017, non-employee directors held a total of 546,656 deferred restricted stock units.
For the three months ended March 31, 2017 and 2016, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units were as follows:

	Three Months Ended
	March 31,
	2017	2016
Stock options	$—	$5
Restricted stock	—	240
Restricted stock units	191	127
Total	$191	$372

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.
As of March 31, 2017, the Company had no unrecognized stock-based compensation expense related to outstanding unvested stock options.
Changes in the Company’s stock options for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017		2016
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	123,500	$6.16	206,000	$8.13
Expired/forfeited	(6,500)	16.90	(16,000)	15.86
Options outstanding at March 31,	117,000	$5.56	190,000	$7.48
Options exercisable at March 31,	117,000	$5.56	165,000	$8.24

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Restricted Stock
As of March 31, 2017, the Company had no unrecognized stock-based compensation expense related to outstanding unvested restricted stock. Restricted stock awards have voting and dividend rights as of the grant date.
Changes in the Company’s restricted stock for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017		2016
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	—	$—	680,000	$1.60
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested restricted stock at March 31,	—	$—	680,000	$1.60

Restricted Stock Units
As of March 31, 2017, the Company had approximately $1,107 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.9. Restricted stock units have no voting or dividend rights until the awards are vested.
Changes in the Company’s restricted stock units for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017		2016
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	480,000	$2.79	—	$—
Granted	1,077,000	1.00	530,687	2.79
Vested	(135,727)	1.64	(30,687)	2.73
Forfeited	(332,340)	2.79	—	—
Unvested restricted stock units at March 31,	1,088,933	$1.16	500,000	$2.79

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
Effective Tax Rate
The provision for income taxes for the three months ended March 31, 2017 was $155 on a pre-tax loss from continuing operations of $1,194, compared to a benefit from income taxes of $326 on pre-tax loss from continuing operations of $3,896 for the same period in 2016. The Company’s effective income tax rate was negative 13.0% and positive 8.4% for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.
Uncertain Tax Positions
As of March 31, 2017 and December 31, 2016, the Company had $2,246 and $2,211, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $636 and $610 as of March 31, 2017 and December 31, 2016, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statement of Operations and totaled to a provision of $22 and $14 for the three months ended March 31, 2017 and 2016, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of March 31, 2017, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2013
Majority of U.S. state and local jurisdictions	2012
United Kingdom	2015
Australia	2012
Majority of other non-U.S. jurisdictions	2012
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of March 31, 2017, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $200 to $400 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

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
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Earnings (loss) per share ("EPS"):
EPS - basic and diluted:
Income (loss) from continuing operations	$(0.04)	$(0.10)
Income (loss) from discontinued operations	—	—
Net income (loss)	$(0.04)	$(0.10)
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(1,349)	$(3,570)
Income (loss) from discontinued operations	35	83
Net income (loss)	$(1,314)	$(3,487)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,161	34,631
Common stock equivalents: stock options and other stock-based awards (a)	—	—
Weighted average number of common stock outstanding - diluted	32,161	34,631

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three months ended March 31, 2017 and 2016 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2017	2016
Unvested restricted stock	—	680,000
Unvested restricted stock units	1,088,933	500,000
Stock options	—	165,000
Total	1,088,933	1,345,000

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 9 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
Included under the caption "Prepaid and other":
Collateral accounts	$379	$—
Client guarantees	155	139
Other	110	108
Total amount under the caption "Prepaid and other"	$644	$247
Included under the caption "Other assets":
Collateral accounts	$136	$557
Rental deposits	479	385
Total amount under the caption "Other assets"	$615	$942
Total restricted cash	$1,259	$1,189

Collateral accounts under the caption "Prepaid and other" include a collateral trust agreement, which supports an outstanding letter of credit in the U.S. Client guarantees were held in banks in Belgium as deposits for various client projects. Other primarily includes a bank guarantee for licensing in Switzerland. Collateral accounts under the caption "Other assets" primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy. The rental deposits with banks include amounts held as guarantees from subtenants in the U.K.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 10 – PROPERTY AND EQUIPMENT, NET
As of March 31, 2017 and December 31, 2016, property and equipment, net, was as follows:

	March 31, 2017	December 31, 2016
Computer equipment	$6,061	$5,888
Furniture and equipment	2,295	2,244
Capitalized software costs	17,929	17,010
Leasehold improvements	14,165	13,699
	40,450	38,841
Less: accumulated depreciation and amortization	33,422	31,800
Property and equipment, net	$7,028	$7,041
The Company had expenditures of approximately $456 and $235 for acquired property and equipment, mainly consisting of software, furniture and fixtures and leasehold improvements, which had not been placed in service as of March 31, 2017 and December 31, 2016, respectively. Depreciation expense is not recorded for such assets until they are placed in service.
Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 and the non-current portion of the capital lease obligations are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016. A summary of the Company’s equipment acquired under capital lease agreements were as follows:

	March 31, 2017	December 31, 2016
Capital lease obligation, current	$70	$65
Capital lease obligation, non-current	$124	$140

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 11 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption "Other Assets" in the accompanying Condensed Consolidated Balance Sheets, as of March 31, 2017 and December 31, 2016. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd. The goodwill is recorded in the Asia Pacific segment.

Carrying Value
2017
Goodwill, January 1,	$1,812
Currency translation	15
Goodwill, March 31,	$1,827

NOTE 12 – BUSINESS REORGANIZATION

The Board previously approved reorganization plans in prior years (the "Previous Plans"). Business exit costs associated with Previous Plans primarily consisted of employee termination benefits, lease termination payments and costs for elimination of contracts for certain discontinued services and locations.

For the three months ended March 31, 2017, restructuring charges associated with these initiatives primarily included changes in estimates for lease termination payments for rationalized offices in Europe under the Previous Plans. Business reorganization for the three months ended March 31, 2017 and 2016 by plan were as follows:

	Three Months Ended March 31,
	2017	2016
Previous Plans	$222	$637
Total reorganization in continuing operations	$222	$637

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to the Previous Plans that were incurred or recovered during the three months ended March 31, 2017 in continuing operations. The amounts in the "Changes in Estimate" and "Additional Charges" columns are classified as business reorganization in the Company’s Condensed Consolidated Statement of Operations. Changes in the accrued business reorganization for the three months ended March 31, 2017 were as follows:

	December 31, 2016	Changes in Estimate	Additional Charges	Payments	March 31, 2017
Lease termination payments	$2,273	$221	$—	$(334)	$2,160
Employee termination benefits	266	(10)	—	(85)	171
Other associated costs	32	—	11	(11)	32
Total	$2,571	$211	$11	$(430)	$2,363

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $107 and $105 as of March 31, 2017 and December 31, 2016, respectively.

Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The non-current asset retirement obligations are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Current portion of asset retirement obligations	$67	$78
Non-current portion of asset retirement obligations	1,757	1,693
Total asset retirement obligations	$1,824	$1,771

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 14 – CREDIT AGREEMENTS

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary ("U.K. Borrower") entered into a receivables finance agreement for an asset-based lending funding facility (the "Lloyds Agreement") with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, "Lloyds"). Until September 15, 2016, the Lloyds Agreement provided the U.K. Borrower with the ability to borrow up to $18,822 (£15,000), at which time the U.K. Borrower entered into an amendment to the Lloyds Agreement that reduced the borrowing limit to $15,058 (£12,000). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term was two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed contracting and permanent recruitment activities in the U.K. operations ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $14,430 (£11,500) and is based on 83% of eligible billed contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $627 (£500) and is based on 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post-tax profits; and (4) at the end of each month, there must be a minimum excess availability of $2,510 (£2,000).
The details of the Lloyds Agreement as of March 31, 2017 were as follows:

March 31, 2017
Borrowing capacity	$8,063
Less: outstanding borrowing	(3,058)
Additional borrowing availability	$5,005
Interest rates on outstanding borrowing	2.00%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of March 31, 2017.

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

The Finance Agreement provides a bank guarantee facility of up to $2,289 (AUD 3,000) for Hudson Australia and Hudson New Zealand. The Finance Agreement matures and becomes due and payable on October 27, 2018. A fee equal to 1.5% per annum will be charged on each bank guarantee issued under the Finance Agreement. The Finance Agreement bears a fee, payable semiannually in arrears, equal to 0.3% per annum of NAB’s commitment under the Finance Agreement.

The Australian Receivables Agreement provides a receivables facility of up to $19,073 (AUD 25,000) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $3,052 (AUD 4,000) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 (AUD 6) per month.

The New Zealand Receivables Agreement provides a receivables facility of up to $3,504 (NZD 5,000) for Hudson New Zealand, which is based on an agreed percentage of eligible accounts receivable. The New Zealand Receivables Agreement does not have a stated maturity date and can be terminated by Hudson New Zealand or BNZ upon 90 days written notice. Borrowings under the New Zealand Receivables Agreement may be made with an interest rate based on a market rate. The New Zealand Receivables Agreement bears a fee, payable monthly in advance, equal to $1 (NZD 1) per month.

The details of the Finance Agreement, Australian Receivables Agreement and New Zealand Receivables Agreement as of March 31, 2017 were as follows:

March 31, 2017
Finance Agreement:
Financial guarantee capacity	$2,289
Less: outstanding financial guarantees	(2,001)
Additional availability for financial guarantees	$288
Interest rates on outstanding financial guarantees	1.50%

Australian Receivables Agreement:
Borrowing capacity	$14,902
Less: outstanding borrowing	(8,066)
Additional borrowing availability	$6,836
Interest rates on outstanding borrowing	3.19%

New Zealand Receivables Agreement:
Borrowing capacity	$2,168
Less: outstanding borrowing	(116)
Additional borrowing availability	$2,052
Interest rates on outstanding borrowing	3.99%

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

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of March 31, 2017.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. The Belgium subsidiary has a $1,066 (€1,000) overdraft facility. Borrowings under the Belgium arrangement may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate was 2.75% as of March 31, 2017. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

In Singapore, the Company’s subsidiary can borrow up to $143 (SGD 200) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on March 31, 2017. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. As of March 31, 2017, the Singapore overdraft facility had outstanding borrowings of $70 (SGD 97) and additional borrowings availability of $74 (SGD 103).
The average aggregate monthly outstanding borrowings under the Lloyds Agreement, NAB Facility Agreement and the credit agreements in Belgium and Singapore were $10,991 for the three months ended March 31, 2017. The weighted average interest rate on all outstanding borrowings for the three months ended March 31, 2017 was 3.04%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	March 31,	December 31,
	2017	2016
Foreign currency translation adjustments	$8,234	$6,826
Pension plan obligations	104	105
Accumulated other comprehensive income (loss)	$8,338	$6,931

NOTE 16 – STOCKHOLDERS' EQUITY

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the three months ended March 31, 2017, the Company repurchased 277,025 shares on the open market for a total cost of $329. During 2016, the Company purchased 1,100,000 shares from Sagard Capital Partners, L.P. in a private transaction pursuant to a securities purchase agreement for a total cost of $1,980 or $1.80 per share. As of March 31, 2017, under the July 30, 2015 authorization, the Company had repurchased 3,266,152 shares for a total cost of $6,842.

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

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Elimination	Total
For The Three Months Ended March 31, 2017
Revenue, from external customers	$4,315	$59,710	$39,380	$—	$—	$103,405
Inter-segment revenue	(1)	1	62	—	(62)	—
Total revenue	$4,314	$59,711	$39,442	$—	$(62)	$103,405
Gross margin, from external customers	$3,836	$19,735	$18,861	$—	$—	$42,432
Inter-segment gross margin	(4)	(58)	62	—	—	—
Total gross margin	$3,832	$19,677	$18,923	$—	$—	$42,432
Business reorganization	$(92)	$—	$336	$(22)	$—	$222
EBITDA (loss) (a)	$334	$(726)	$880	$(928)	$—	$(440)
Depreciation and amortization	2	428	157	79	—	666
Intercompany interest income (expense), net	—	—	(44)	44	—	—
Interest income (expense), net	—	(96)	9	(1)	—	(88)
Income (loss) from continuing operations before income taxes	$332	$(1,250)	$688	$(964)	$—	$(1,194)

As of March 31, 2017
Accounts receivable, net	$3,062	$36,221	$27,498	$—	$—	$66,781
Long-lived assets, net of accumulated depreciation and amortization	$—	$7,181	$1,472	$288	$—	$8,941
Total assets	$6,182	$55,467	$41,264	$1,706	$—	$104,619

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended March 31, 2016
Revenue, from external customers	$3,837	$51,071	$46,319	$—	$—	$101,227
Inter-segment revenue	—	—	62	—	(62)	—
Total revenue	$3,837	$51,071	$46,381	$—	$(62)	$101,227
Gross margin, from external customers	$3,341	$18,771	$19,150	$—	$—	$41,262
Inter-segment gross margin	(2)	(60)	62	—	—	—
Total gross margin	$3,339	$18,711	$19,212	$—	$—	$41,262
Business reorganization	$(16)	$197	$484	$(28)	$—	$637
EBITDA (loss) (a)	$162	$(1,231)	$(330)	$(1,755)	$—	$(3,154)
Depreciation and amortization	22	404	183	79	—	688
Intercompany interest income (expense), net	—	—	(57)	57	—	—
Interest income (expense), net	—	(40)	(14)	—	—	(54)
Income (loss) from continuing operations before income taxes	$140	$(1,675)	$(584)	$(1,777)	$—	$(3,896)

As of March 31, 2016
Accounts receivable, net	$3,162	$31,331	$29,715	$—	$—	$64,208
Long-lived assets, net of accumulated depreciation and amortization	$28	$7,475	$1,851	$595	$—	$9,949
Total assets	$7,243	$51,313	$54,047	$9,235	$—	$121,838

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the three months ended March 31, 2017 and 2016 and long-lived assets and net assets by geographic area as of March 31, 2017 and 2016 were as follows:

	United Kingdom	Australia	China	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended March 31, 2017
Revenue (a)	$25,169	$46,555	$3,632	$4,104	$14,211	$9,523	$211	$103,405
For The Three Months Ended March 31, 2016
Revenue (a)	$34,196	$39,132	$3,983	$3,634	$12,123	$7,956	$203	$101,227
As of March 31, 2017
Long-lived assets, net of accumulated depreciation and amortization (b)	$1,228	$4,185	$2,356	$288	$244	$640	$—	$8,941
Net assets	$8,297	$10,711	$6,516	$3,583	$8,766	$4,114	$(152)	$41,835
As of March 31, 2016
Long-lived assets, net of accumulated depreciation and amortization (b)	$1,684	$4,191	$2,736	$623	$167	$548	$—	$9,949
Net assets	$15,771	$10,046	$9,683	$8,632	$8,211	$3,752	$(58)	$56,037

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Item 1 of this Form 10-Q. The reader should also refer to the Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2016. This MD&A contains forward-looking statements. Please see "FORWARD-LOOKING STATEMENTS" for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization ("EBITDA"). See Note 17 of this Form 10-Q to the Condensed Consolidated Financial Statements for EBITDA segment reconciliation information.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Recent Accounting Pronouncements

•	Critical Accounting Policies

•	Forward-Looking Statements

Executive Overview

The Company has expertise in recruiting mid-level professional talent across all management disciplines in a wide range of industries. The Company matches clients and candidates to address client needs on a part time, full time and interim basis. Part of that expertise is derived from research on hiring trends and the Company's clients’ current successes and challenges with their staff. This research has helped enhance the Company's understanding about the number of new hires that do not meet its clients’ long-term goals, the reasons why, and the resulting costs to the Company's clients. With operations in 13 countries and relationships with specialized professionals around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company's focus is to continually upgrade its service offerings, delivery capability and assessment tools to make candidates more successful in achieving its clients' business requirements.

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

Index

Current Market Conditions
Economic conditions in most of the world's major markets remain mixed. In the U.K., the referendum to exit the European Union (commonly referred to as “Brexit”) adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound as compared to the U.S. dollar. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. The Company's U.K. operations, future financial performance and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the U.K. negotiates its exit from the European Union.
Conditions in Continental Europe have shown improvement with GDP growth in most of the major markets, as well as forecasted GDP growth for the remainder of 2017. Australia faces a modest growth outlook for the remainder of 2017, while the outlook for Asia is uncertain given China's growth outlook.
The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic and political conditions and their effect on the demand for the Company's services.
Financial Performance
The Company achieved positive financial performance for the first quarter of 2017 in most of the major markets in which it operates. On a constant currency basis, for the three months ended March 31, 2017, revenue increased by $5.3 million, or 5.4%, and gross margin increased by $2.4 million, or 6.0%, respectively, compared to the same period in 2016.

The increases in revenue and gross margin were driven by strong results in Australia, New Zealand, the Americas and Continental Europe and partially offset by declines in revenue and gross margin in the U.K. and China.

The following is a summary of the highlights for the three months ended March 31, 2017 and 2016. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment.

•	Revenue was $103.4 million for the three months ended March 31, 2017, compared to $101.2 million for the same period in 2016, an increase of $2.2 million, or 2.2%.

◦
On a constant currency basis, the Company's revenue increased $5.3 million, or 5.4%, mainly due to increases in contracting and permanent recruitment revenue of $2.8 million and $2.2 million, (up 4.4% and 8.4%, respectively, compared to the same period in 2016).

•	Gross margin was $42.4 million for the three months ended March 31, 2017, compared to $41.3 million for the same period in 2016, an increase of $1.2 million, or 2.8%.

◦
On a constant currency basis, gross margin increased $2.4 million, or 6.0%, mainly due to an increase in permanent recruitment and talent management gross margin of $2.2 million and $0.3 million (up 8.8% and 4.9%, respectively, compared to the same period in 2016) partially offset by a decrease of $0.3 million in contracting gross margin (down 3.1% compared to the same period in 2016).

•
Selling, general and administrative expenses and other non-operating income (expense) ("SG&A and Non-Op") were $42.7 million for the three months ended March 31, 2017, compared to $43.8 million for the same period in 2016, a decrease of $1.1 million, or 2.6%.

◦
On a constant currency basis, SG&A and Non-Op increased $0.1 million, or 0.2%. SG&A and Non-Op, as a percentage of revenue, were 41.2% for the three months ended March 31, 2017, compared to 43.4% for the same period in 2016.

•
Business reorganization was $0.2 million for the three months ended March 31, 2017, compared to $0.6 million for the same period in 2016, a decrease of approximately $0.4 million. On a constant currency basis, business reorganization decreased $0.4 million.

•
EBITDA loss was $0.4 million for the three months ended March 31, 2017, compared to EBITDA loss of $3.2 million for the same period in 2016, an increase in EBITDA of $2.7 million. On a constant currency basis, EBITDA increased $2.7 million.

•
Net loss was $1.3 million for the three months ended March 31, 2017, compared to net loss of $3.5 million for the same period in 2016, a decrease in net loss of $2.2 million. On a constant currency basis, net loss decreased $2.2 million.

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization, operating income (loss), net income (loss) and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three months ended March 31, 2017 and 2016.

Index

	Three Months Ended March 31,
	2017	2016
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Hudson Americas	$4,315	$3,837	$9	$3,846
Hudson Asia Pacific	59,710	51,071	1,852	52,923
Hudson Europe	39,380	46,319	(5,006)	41,313
Total	$103,405	$101,227	$(3,145)	$98,082
Gross margin:
Hudson Americas	$3,836	$3,341	$8	$3,349
Hudson Asia Pacific	19,735	18,771	353	19,124
Hudson Europe	18,861	19,150	(1,576)	17,574
Total	$42,432	$41,262	$(1,215)	$40,047
SG&A and Non-Op (a):
Hudson Americas	$3,589	$3,195	$7	$3,202
Hudson Asia Pacific	20,411	19,745	388	20,133
Hudson Europe	17,707	19,057	(1,612)	17,445
Corporate	943	1,782	—	1,782
Total	$42,650	$43,779	$(1,217)	$42,562
Business reorganization:
Hudson Americas	$(92)	$(16)	$—	$(16)
Hudson Asia Pacific	—	197	2	199
Hudson Europe	336	484	(43)	441
Corporate	(22)	(28)	—	(28)
Total	$222	$637	$(41)	$596
Operating income (loss):
Hudson Americas	$392	$206	$(1)	$205
Hudson Asia Pacific	(313)	(833)	(56)	(889)
Hudson Europe	958	(240)	107	(133)
Corporate	(1,762)	(2,838)	—	(2,838)
Total	$(725)	$(3,705)	$50	$(3,655)
Net income (loss), consolidated	$(1,314)	$(3,487)	$7	$(3,480)
EBITDA (loss) from continuing operations (b):
Hudson Americas	$334	$162	$—	$162
Hudson Asia Pacific	(726)	(1,231)	(55)	(1,286)
Hudson Europe	880	(330)	82	(248)
Corporate	(928)	(1,755)	—	(1,755)
Total	$(440)	$(3,154)	$27	$(3,127)

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended
	March 31,
$ in thousands	2017	2016
Net income (loss)	$(1,314)	$(3,487)
Adjustment for income (loss) from discontinued operations, net of income taxes	35	83
Income (loss) from continuing operations	$(1,349)	$(3,570)
Adjustments to net income (loss) from continuing operations
Provision for (benefit from) income taxes	155	(326)
Interest expense, net	88	54
Depreciation and amortization expense	666	688
Total adjustments from net income (loss) to EBITDA (loss)	909	416
EBITDA (loss) from continuing operations	$(440)	$(3,154)

Index

Contracting Data
The following table sets forth the Company’s contracting revenue, gross margin, and gross margin as a percentage of revenue for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
$ in thousands	As reported	As reported	Currency translation	Constant currency
CONTRACTING DATA (a):
Revenue:
Hudson Americas	$396	$365	$—	$365
Hudson Asia Pacific	43,999	35,713	1,676	37,389
Hudson Europe	22,058	29,778	(3,880)	25,898
Total	$66,453	$65,856	$(2,204)	$63,652
Gross margin:
Hudson Americas	$64	$45	$—	$45
Hudson Asia Pacific	5,037	4,374	201	4,575
Hudson Europe	2,927	4,215	(545)	3,670
Total	$8,028	$8,634	$(344)	$8,290
Gross margin as a percentage of revenue:
Hudson Americas	16.2%	12.3%	N/A	12.3%
Hudson Asia Pacific	11.4%	12.2%	N/A	12.2%
Hudson Europe	13.3%	14.2%	N/A	14.2%
Total	12.1%	13.1%	N/A	13.0%

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

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended March 31,
	2017	2016	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Revenue	$4.3	$3.8	$0.5	12.5%

For the three months ended March 31, 2017, permanent recruitment revenue increased $0.4 million, or 12.8%, as a result of growth in RPO, as compared to the same period in 2016. The increase was attributable to growth of existing RPO clients and new business implementations.
Gross Margin

	Three Months Ended March 31,
	2017	2016	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Gross margin	$3.8	$3.3	$0.5	14.8%
Gross margin as a percentage of revenue	88.9%	87.1%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	16.2%	12.3%	N/A	N/A

For the three months ended March 31, 2017, permanent recruitment gross margin increased $0.5 million, or 14.6%, as a result of growth in RPO, as compared to the same period in 2016.

For the three months ended March 31, 2017, total gross margin as a percentage of revenue was 88.9%, as compared to 87.1% for the same period in 2016. The increase was attributable to the same factors as described above for revenue.

SG&A and Non-Op

	Three Months Ended March 31,
	2017	2016	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
SG&A and Non-Op	$3.6	$3.2	$0.4	12.3%
SG&A and Non-Op as a percentage of revenue	83.2%	83.3%	N/A	N/A

For the three months ended March 31, 2017, SG&A and Non-Op increased $0.4 million, or 12.3%, as compared to the same period in 2016 due to higher costs of service delivery teams attributable to the growth in RPO revenue discussed above.
Business Reorganization

For the three months ended March 31, 2017, business reorganization was a credit of $0.1 million, as compared to $0.0 million for the same period in 2016.

Index

Operating Income and EBITDA

	Three Months Ended March 31,
	2017	2016	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Operating income (loss)	$0.4	$0.2	$0.2	90.3%
EBITDA (loss)	$0.3	$0.2	$0.2	106.2%
EBITDA (loss) as a percentage of revenue	7.7%	4.2%	N/A	N/A
For the three months ended March 31, 2017, EBITDA was $0.3 million, or 7.7% of revenue, as compared to EBITDA of $0.2 million, or 4.2% of revenue, for the same period in 2016. The increase in EBITDA for the three months ended March 31, 2017, was principally due to the increase in gross margin partially offset by the increase in SG&A and Non-Ops.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended March 31,
	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Revenue	$59.7	$52.9	$6.8	12.8%

For the three months ended March 31, 2017, contracting revenue increased $6.6 million, or 17.7%, as compared to the same period in 2016. For the three months ended March 31, 2017, permanent recruitment revenue increased $0.2 million, or 1.2%, as compared to the same period in 2016.

In Australia, revenue increased $5.7 million, or 14.0%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily in contracting revenue, which increased $5.6 million, or 17.7%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increases in contracting revenue for the three months ended March 31, 2017 were in the Company's government and professional services sectors, partially offset by a decline in banking and finance and other sectors.

In Asia, revenue was flat for the three months ended March 31, 2017, as compared to the same period in 2016. During the three months ended March 31, 2017, the business continued to stabilize in contrast to the significant declines experienced in 2016. Revenue growth in Hong Kong was partially offset by declines in Singapore and China for the three months ended March 31, 2017, as compared to the same period in 2016.

Gross Margin

	Three Months Ended March 31,
	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Gross margin	$19.7	$19.1	$0.6	3.2%
Gross margin as a percentage of revenue	33.1%	36.1%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	11.4%	12.2%	N/A	N/A

For the three months ended March 31, 2017, contracting and permanent recruitment gross margin increased $0.5 million and $0.1 million, or 10.1% and 1.0%, respectively, as compared to the same period in 2016.

In Australia, gross margin increased $0.3 million, or 2.9%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily in contracting and talent management with gross margins increasing $0.3 million and $0.1 million, or 7.7% and 5.7%, respectively, for the three months ended March 31, 2017, as compared to the same period in 2016.

In Asia, gross margin remained flat for the three months ended March 31, 2017, as compared to the same period in 2016. Gross margin decreases in China and Singapore were partially offset by an increase in Hong Kong.

Total gross margin as a percentage of revenue was 33.1% for the three months ended March 31, 2017, as compared to 36.1% for the same period in 2016. The decrease in total gross margin as a percentage of revenue for the three months ended March 31, 2017 resulted from a decline in the permanent recruitment gross margin as a percentage of total gross margin and a decline in the contracting gross margin percentage as compared to the same period in 2016.

Index

SG&A and Non-Op

	Three Months Ended March 31,
	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$20.4	$20.1	$0.3	1.4%
SG&A and Non-Op as a percentage of revenue	34.2%	38.0%	N/A	N/A

For the three months ended March 31, 2017, SG&A and Non-Op increased $0.3 million, or 1.4%, as compared to the same period in 2016. The increase was primarily due to higher sales and and delivery staff costs partially offset by lower support costs and corporate administrative charges.

For the three months ended March 31, 2017, SG&A and Non-Op, as a percentage of revenue, was 34.2%, as compared to 38.0% for the same period in 2016. The decrease in SG&A and Non-Op, as a percentage of revenue, was principally due to revenue growth exceeding the change in SG&A and Non-Ops.

Business Reorganization

For the three months ended March 31, 2017, the Company did not incur any business reorganization, as compared to $0.2 million for the same period in 2016. Business reorganization in the 2016 were primarily due to severance costs.

Operating Income and EBITDA

	Three Months Ended March 31,
	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Operating income (loss)	$(0.3)	$(0.9)	$0.6	(64.8)%
EBITDA (loss)	$(0.7)	$(1.3)	$0.6	(43.5)%
EBITDA (loss) as a percentage of revenue	(1.2)%	(2.4)%	N/A	N/A
For the three months ended March 31, 2017, EBITDA loss was $0.7 million, or 1.2% of revenue, as compared to EBITDA loss of $1.3 million, or 2.4% of revenue, for the same period in 2016. The decrease in EBITDA loss for the three months ended March 31, 2017 was principally due to the increase in gross margin and decline in business reorganization partially offset by an increase in SG&A and Non-Op expense.
For the three months ended March 31, 2017, operating loss was $0.3 million, as compared to operating loss of $0.9 million for the same period in 2016. The difference between operating income (loss) and EBITDA (loss) for the three months ended March 31, 2017 and 2016 was principally due to corporate management fees, foreign currency gains and losses and depreciation.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended March 31,
	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Revenue	$39.4	$41.3	$(1.9)	(4.7)%

For the three months ended March 31, 2017, contracting revenue decreased $3.8 million, or 14.8%, as compared to the same period in 2016. The decline was partially offset by increases in permanent recruitment and talent management revenue of $1.6 million and $0.2 million, or 16.3% and 3.8%, respectively, as compared to the same period in 2016.

In the U.K., for the three months ended March 31, 2017, revenue decreased $4.4 million, or 15.0%, to $25.2 million, from $29.6 million for the same period in 2016. For the three months ended March 31, 2017, the decrease in revenue in the U.K. was driven by a decline in contracting revenue of $4.4 million, or 17.8%, as compared to the same period in 2016, primarily a result of reduced demand from large financial services contracting clients.

In Continental Europe, total revenue was $14.2 million for the three months ended March 31, 2017, as compared to $11.7 million for the same period in 2016, an increase of $2.5 million, or 21.5%.
Gross Margin

	Three Months Ended March 31,
	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Gross margin	$18.9	$17.6	$1.3	7.3%
Gross margin as a percentage of revenue	47.9%	42.5%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	13.3%	14.2%	N/A	N/A

For the three months ended March 31, 2017, permanent recruitment and talent management gross margin increased $1.6 million and $0.3 million, or 17.3% and 6.4%, respectively, as compared to the same period in 2016. The increase was partially offset by a decline in contracting gross margin of $0.7 million, or 20.2%, as compared to the same period in 2016.

In the U.K., total gross margin for the three months ended March 31, 2017 decreased $0.9 million, or 11.1%, as compared to the same period in 2016. Contracting gross margin declined $0.9 million or 25.6%, partially offset by an increase in permanent recruitment gross margin of $0.1 million, or 1.9%, for the three months ended March 31, 2017, as compared to 2016.

In Continental Europe, for the three months ended March 31, 2017, total gross margin increased $2.2 million, or 22.4%, as compared to the same period in 2016. Permanent recruitment, talent management and contracting gross margins increased $1.6 million, $0.3 million and $0.1 million, or 29.7%, 7.4% and 66.8%, respectively, for the three months ended March 31, 2017, as compared to the same period in 2016.

Index

SG&A and Non-Op

	Three Months Ended March 31,
	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$17.7	$17.4	$0.3	1.5%
SG&A and Non-Op as a percentage of revenue	45.0%	42.2%	N/A	N/A

For the three months ended March 31, 2017, SG&A and Non-Op increased $0.3 million, or 1.5%, as compared to the same period in 2016. The increase in SG&A and Non-Op is a result of higher staff costs in Continental Europe partially offset by lower staff costs in the U.K.

For the three months ended March 31, 2017, SG&A and Non-Op, as a percentage of revenue, was 45.0%, as compared to 42.2% for the same period in 2016. The increase in SG&A and Non-Op, as a percentage of revenue, for the three months ended March 31, 2017 was principally due to the factors noted above.

Business Reorganization

For the three months ended March 31, 2017, business reorganization was $0.3 million, as compared to $0.4 million for the same period in 2016. The business reorganization incurred for the three months ended March 31, 2017 was primarily due to changes in lease exit cost estimates in the U.K.

Operating Income and EBITDA

	Three Months Ended March 31,
	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Operating income (loss)	$1.0	$(0.1)	$1.1	N/A
EBITDA (loss)	$0.9	$(0.2)	$1.1	N/A
EBITDA (loss) as a percentage of revenue	2.2%	(0.6)%	N/A	N/A

For the three months ended March 31, 2017, EBITDA was $0.9 million, or 2.2% of revenue, as compared to EBITDA loss of $0.2 million, or 0.6% of revenue, for the same period in 2016. The increase in EBITDA for the three months ended March 31, 2017, as compared to the same period in 2016, was principally due to an increase in gross margin partially offset by higher SG&A and Non-Op expense    .
For the three months ended March 31, 2017, operating income was $1.0 million, as compared to operating loss of $0.1 million for the same period in 2016. The differences between operating income and EBITDA for the three months ended March 31, 2017 and 2016 were principally due to corporate management fees and depreciation.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $0.9 million for the three months ended March 31, 2017, as compared to $1.8 million for the same period in 2016, a decrease of $0.8 million. The decrease for the three months ended March 31, 2017, was principally due to a reduction in professional fees and staff costs partially offset by lower corporate allocations to our business operations.

Depreciation and Amortization Expense

Depreciation and amortization remained flat at $0.7 million for the three months ended March 31, 2017 and 2016.

Interest Expense, Net of Interest Income

Interest expense remained flat at $0.1 million for the three months ended March 31, 2017 and 2016.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the three months ended March 31, 2017 was $0.2 million on $1.2 million of pre-tax loss from continuing operations, as compared to a benefit for income tax of $0.3 million on $3.9 million of pre-tax loss from continuing operations for the same period in 2016. The effective tax rate for the three months ended March 31, 2017 was negative 13.0%, as compared to positive 8.4% for the same period in 2016. For the three months ended March 31, 2017, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.

Net Income (Loss)

Net loss was $1.3 million for the three months ended March 31, 2017, as compared to net loss of $3.5 million for the same period in 2016, a decrease in net loss of $2.2 million. Basic and diluted loss per share were $0.04 for the three months ended March 31, 2017, as compared to basic and diluted loss per share of $0.10 for the same period in 2016.

Index

Liquidity and Capital Resources
As of March 31, 2017, cash and cash equivalents totaled $14.8 million, as compared to $21.3 million as of December 31, 2016. The following table summarizes the Company's cash flow activities for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
$ in millions	2017	2016
Net cash provided by (used in) operating activities	$(9.0)	$(5.8)
Net cash provided by (used in) investing activities	(0.4)	(0.6)
Net cash provided by (used in) financing activities	2.6	0.4
Effect of exchange rates on cash and cash equivalents	0.2	0.3
Net increase (decrease) in cash and cash equivalents	$(6.5)	$(5.7)

Cash Flows from Operating Activities
For the three months ended March 31, 2017, net cash used in operating activities was $9.0 million, as compared to $5.8 million net cash used in operating activities for the same period in 2016, an increase in net cash used in operating activities of $3.2 million. The change in net cash used in operating activities resulted principally from an increase in accounts receivables, resulting from the growth in revenue during the three months ended March 31, 2017 as compared to the same period in 2016. For the three months ended March 31, 2017, net cash used in operating activities from discontinued operations was $0.1 million, as compared to $0.2 million for the same period in 2016.

Cash Flows from Investing Activities
For the three months ended March 31, 2017, net cash used in investing activities was $0.4 million, as compared to $0.6 million of net cash used in investing activities for the same period in 2016. The decrease in net cash used in investing activities was due to lower capital expenditures during the three months ended March 31, 2017 as compared to the same period in 2016.
Cash Flows from Financing Activities
For the three months ended March 31, 2017, net cash provided by financing activities was $2.6 million, as compared to net cash provided by financing activities of $0.4 million for the same period in 2016, an increase in net cash provided by financing activities of $2.2 million. The increase in net cash provided by financing activities was primarily attributable to the prior year cash dividends and the repurchase of common stock partially offset by reduced net borrowings in the three months ended March 31, 2017, as compared to the same period in 2016.
Credit Agreements

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary ("U.K. Borrower") entered into a receivables finance agreement for an asset-based lending funding facility (the "Lloyds Agreement") with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, "Lloyds"). Until September 15, 2016, the Lloyds Agreement provided the U.K. Borrower with the ability to borrow up to $18.8 million (£15.0 million), at which time the U.K. Borrower entered into an amendment to the Lloyds Agreement that reduced the borrowing limit to $15.1 million (£12.0 million). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term was two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed contracting and permanent recruitment activities in the U.K. operations ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $14.4 million (£11.5 million) and is based on 83% of eligible billed contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $0.6 million (£0.5 million) and is based on 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

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
The details of the Lloyds Agreement as of March 31, 2017 were as follows:

$ in millions	March 31, 2017
Borrowing capacity	$8.1
Less: outstanding borrowing	(3.1)
Additional borrowing availability	$5.0
Interest rates on outstanding borrowing	2.00%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of March 31, 2017.

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

Index

The details of the Finance Agreement, Australian Receivables Agreement and New Zealand Receivables Agreement as of March 31, 2017 were as follows:

$ in millions	March 31, 2017
Finance Agreement:
Financial guarantee capacity	$2.3
Less: outstanding financial guarantees	(2.0)
Additional availability for financial guarantees	$0.3
Interest rates on outstanding financial guarantees	1.50%

Australian Receivables Agreement:
Borrowing capacity	$14.9
Less: outstanding borrowing	(8.1)
Additional borrowing availability	$6.8
Interest rates on outstanding borrowing	3.19%

New Zealand Receivables Agreement:
Borrowing capacity	$2.2
Less: outstanding borrowing	(0.1)
Additional borrowing availability	$2.1
Interest rates on outstanding borrowing	3.99%

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

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of March 31, 2017.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. The Belgium subsidiary has a $1.1 million (€1.0 million) overdraft facility. Borrowings under the Belgium lending arrangements may be made with an interest rate based on the one-month EURIBOR plus a margin, and was 2.75% as of March 31, 2017. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period.
In Singapore, the Company’s subsidiary can borrow up to $0.1 million (SGD 0.2 million) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on March 31, 2017. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. As of March 31, 2017, the Singapore overdraft facility had outstanding borrowings of $70 thousand (SGD 97 thousand) and additional borrowings availability of $74 thousand (SGD 103 thousand).
The average aggregate monthly outstanding borrowings for the credit agreements above was $11.0 million for the three months ended March 31, 2017. The weighted average interest rate on all outstanding borrowings for the three months ended March 31, 2017 was 3.04%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

Index

Liquidity Outlook
As of March 31, 2017, the Company had cash and cash equivalents on hand of $14.8 million, supplemented by additional borrowing availability of $15.0 million under the Lloyds Agreement, the NAB Facility Agreement and other lending arrangements in Belgium and Singapore. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of March 31, 2017. The Company's near-term cash requirements during 2017 are primarily related to funding operations, restructuring actions, investing in capital expenditures and repurchasing shares. For the full year 2017, the Company expects to make capital expenditures of approximately $2.5 million to $3.5 million and payments in connection with previous years restructuring actions of $2.0 million to $2.5 million.
As of March 31, 2017, $3.1 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Belgium ($2.7 million), Mainland China ($2.2 million), Spain ($2.0 million), the U.K. ($1.9 million) and France ($1.0 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the U.S., except where the Company is able to repatriate these earnings to the U.S. without a material incremental tax provision. In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds. The Company has not provided for U.S. Federal income or foreign withholding taxes on these undistributed foreign earnings because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. It is not practicable to determine the amount of tax associated with such undistributed earnings.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.1 million and $0.1 million as of March 31, 2017 and December 31, 2016, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 3, 2017 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2017.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company's ability to successfully execute its strategic initiatives, (3) risks related to fluctuations in the Company's operating results from quarter to quarter, (4) the ability of clients to terminate their relationship with the Company at any time, (5) competition in the Company's markets, (6) the negative cash flows and operating losses that the Company has experienced in recent periods and may experience from time to time in the future, (7) restrictions on the Company's operating flexibility due to the terms of its credit facilities, (8) risks related to international operations, including foreign currency fluctuations, (9) the Company's dependence on key management personnel, (10) the Company's ability to attract and retain highly-skilled professionals, (11) the Company's ability to collect its accounts receivable, (12) the Company's ability to achieve anticipated cost savings through the Company's cost reduction initiatives, (13) the Company's heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (14) risks related to providing uninterrupted service to clients, (15) the Company's exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (16) the Company's ability to utilize net operating loss carry-forwards, (17) volatility of the Company's stock price, and (18) the impact of government regulations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the three months ended March 31, 2017, the Company earned approximately 91% of its gross margin outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
As of March 31, 2017, there have not been any material changes to the information set forth in Item 1A. "Risk Factors" disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2017 - January 31, 2017	56,527	$1.35	56,527	$3,410,547
February 1, 2017 - February 28, 2017	46,099	1.23	46,099	3,353,762
March 1, 2017 - March 31, 2017	179,396	1.13	174,399	3,157,536
Total	282,022	$1.19	277,025	$3,157,536

(a)
On July 30, 2015, the Company announced that its Board of Directors authorization the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 16 for further details. As of March 31, 2017, the Company had repurchased 3,266,152 shares for a total cost of approximately $6.8 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

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

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Chief Executive Officer
(Principal Executive Officer)
Dated:	May 4, 2017
		By:	/s/ PATRICK LYONS
Patrick Lyons
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	May 4, 2017

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
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Statement of Other Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2017, and (vi) Notes to Condensed Consolidated Financial Statements.