Form 10-Q
period 2017-06-30
Hudson Global, Inc.
filed 2017-08-03
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2017
Common Stock - $0.001 par value	31,390,821

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$113,591	$113,067	$216,996	$214,294
Direct costs	65,265	66,228	126,238	126,193
Gross margin	48,326	46,839	90,758	88,101
Operating expenses:
Salaries and related	36,062	38,582	69,504	72,132
Other selling, general and administrative	9,363	9,733	18,190	19,825
Depreciation and amortization	687	805	1,353	1,493
Business reorganization	(63)	144	159	781
Operating income (loss)	2,277	(2,425)	1,552	(6,130)
Non-operating income (expense):
Interest income (expense), net	(119)	(101)	(207)	(155)
Other income (expense), net	(9)	(13)	(390)	(150)
Income (loss) from continuing operations before provision for income taxes	2,149	(2,539)	955	(6,435)
Provision for income taxes from continuing operations	870	808	1,025	482
Income (loss) from continuing operations	1,279	(3,347)	(70)	(6,917)
Income (loss) from discontinued operations, net of income taxes	(53)	209	(18)	292
Net income (loss)	$1,226	$(3,138)	$(88)	$(6,625)
Basic and diluted earnings (loss) per share:
Basic and diluted earnings (loss) per share from continuing operations	$0.04	$(0.10)	$—	$(0.21)
Basic and diluted earnings (loss) per share from discontinued operations	—	0.01	—	0.01
Basic and diluted earnings (loss) per share	$0.04	$(0.09)	$—	$(0.20)
Weighted-average shares outstanding:
Basic	32,048	33,252	32,104	33,434
Diluted	32,048	33,252	32,104	33,434
Dividends declared per common share	$—	$0.05	$—	$0.10

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Comprehensive income (loss):
Net income (loss)	$1,226	$(3,138)	$(88)	$(6,625)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of applicable income taxes	1,221	(1,833)	2,629	(1,164)
Pension liability adjustment, net of income taxes	5	(9)	4	(7)
Total other comprehensive income (loss), net of income taxes	1,226	(1,842)	2,633	(1,171)
Comprehensive income (loss)	$2,452	$(4,980)	$2,545	$(7,796)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$14,859	$21,322
Accounts receivable, less allowance for doubtful accounts of $696 and $799, respectively	72,147	58,517
Prepaid and other	5,987	4,265
Current assets of discontinued operations	38	38
Total current assets	93,031	84,142
Property and equipment, net	6,495	7,041
Deferred tax assets, non-current	6,876	6,494
Other assets, non-current	3,646	4,135
Total assets	$110,048	$101,812
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,402	$4,666
Accrued expenses and other current liabilities	41,198	36,154
Short-term borrowings	6,763	7,770
Accrued business reorganization	1,266	1,756
Current liabilities of discontinued operations	25	233
Total current liabilities	56,654	50,579
Deferred rent and tenant improvement contributions	2,489	2,968
Income tax payable, non-current	2,140	2,211
Other non-current liabilities	4,154	4,169
Total liabilities	65,437	59,927
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 34,959 and 34,910 shares, respectively	34	34
Additional paid-in capital	482,973	482,265
Accumulated deficit	(440,566)	(440,478)
Accumulated other comprehensive income, net of applicable tax	9,564	6,931
Treasury stock, 3,568 and 3,145 shares, respectively, at cost	(7,394)	(6,867)
Total stockholders' equity	44,611	41,885
Total liabilities and stockholders' equity	$110,048	$101,812

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(88)	$(6,625)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,353	1,493
Provision for (recovery of) doubtful accounts	33	113
Provision for (benefit from) deferred income taxes	34	(431)
Stock-based compensation	708	1,126
Other, net	—	189
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(9,828)	(6,319)
Decrease (increase) in prepaid and other assets	(833)	703
Increase (decrease) in accounts payable, accrued expenses and other liabilities	5,195	1,562
Increase (decrease) in accrued business reorganization	(1,087)	(1,884)
Net cash used in operating activities	(4,513)	(10,073)
Cash flows from investing activities:
Capital expenditures	(425)	(1,194)
Proceeds from sale of assets	—	32
Net cash used in investing activities	(425)	(1,162)
Cash flows from financing activities:
Borrowings under credit agreements	77,256	56,229
Repayments under credit agreements	(78,923)	(51,430)
Repayment of capital lease obligations	(50)	(42)
Dividend payments	—	(3,401)
Purchase of treasury stock	(522)	(2,352)
Purchase of restricted stock from employees	(5)	—
Net cash used in financing activities	(2,244)	(996)
Effect of exchange rates on cash and cash equivalents	719	(493)
Net decrease in cash and cash equivalents	(6,463)	(12,724)
Cash and cash equivalents, beginning of the period	21,322	37,663
Cash and cash equivalents, end of the period	$14,859	$24,939
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$211	$140
Net cash payments during the period for income taxes	$854	$324

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2016	31,765	$34	$482,265	$(440,478)	$6,931	$(6,867)	$41,885
Net income (loss)	—	—	—	(88)	—	—	(88)
Other comprehensive income (loss), currency translation adjustments, net of applicable tax	—	—	—	—	2,629	—	2,629
Other comprehensive income (loss), pension liability adjustment, net of income tax	—	—	—	—	4	—	4
Purchase of treasury stock	(418)	—	—	—	—	(522)	(522)
Purchase of restricted stock from employees	(5)	—	—	—	—	(5)	(5)
Stock-based compensation	49		708	—	—	—	708
Balance at June 30, 2017	31,391	$34	$482,973	$(440,566)	$9,564	$(7,394)	$44,611

See accompanying notes to condensed consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION
These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting, and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2016.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year. The Condensed Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intra-entity balances and transactions between and among the Company and its subsidiaries have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation with no material impact on the condensed consolidated financial statements.

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
RPO: Hudson RPO delivers permanent recruitment and contracting outsourced recruitment solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. Hudson RPO's delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients' ongoing business needs. Hudson RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions and recruitment consulting.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates the previous two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact to its consolidated financial statements.

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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB amended the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017 and early adoption is permitted only for fiscal years beginning after December 15, 2016. In March, April and May 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU 2016-12 "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" which provide further clarifications to be considered when implementing ASU 2014-09. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We are evaluating the impact of this ASU as it relates to our revenue streams, as well as certain associated expenses. However, we are unable at this time to assess whether the application of this ASU has a material impact on the recognition or disclosures of our revenues. Depending on the results of our review, there could be changes to the classification

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

and timing of recognition of revenues and expenses. We expect to complete our assessment process, including selecting a transition method for adoption, by the end of the third quarter of 2017 along with our implementation process prior to the adoption of ASU 2014-09 on January 1, 2018.
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

The carrying amounts of the classes of assets and liabilities from the Legal eDiscovery business included in discontinued operations were as follows:

	June 30, 2017	December 31, 2016
Total current assets	$38	$38
Total liabilities (a)	$25	$291

(a) Total liabilities primarily consisted of restructuring liabilities for lease termination payments.

Reported results for the discontinued operations by period were as follows:

	Three Months Ended June 30,
	2017	2016
Gross margin	—	58
Reorganization	62	(201)
Income (loss) from discontinued operations before income taxes	(61)	247
Provision (benefit) for income taxes	(8)	38
Income (loss) from discontinued operations	$(53)	$209

	Six Months Ended June 30,
	2017	2016
Gross margin	—	59
Reorganization	18	(341)
Income (loss) from discontinued operations before income taxes	(18)	356
Provision (benefit) for income taxes	—	64
Income (loss) from discontinued operations	$(18)	$292

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 5 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	Three Months Ended June 30, 2017
	Contracting	Permanent Recruitment	Talent Management	Other	Total
Revenue	$70,264	$32,190	$10,559	$578	$113,591
Direct costs (1)	62,093	708	1,910	554	65,265
Gross margin	$8,171	$31,482	$8,649	$24	$48,326

	Three Months Ended June 30, 2016
	Contracting	Permanent Recruitment	Talent Management (2)	Other	Total
Revenue	$72,035	$29,491	$11,013	$528	$113,067
Direct costs (1)	62,956	611	2,116	545	66,228
Gross margin	$9,079	$28,880	$8,897	$(17)	$46,839

	Six Months Ended June 30, 2017
	Contracting	Permanent Recruitment	Talent Management	Other	Total
Revenue	$136,716	$60,208	$18,976	$1,096	$216,996
Direct costs (1)	120,518	1,216	3,415	1,089	126,238
Gross margin	$16,198	$58,992	$15,561	$7	$90,758

	Six Months Ended June 30, 2016
	Contracting	Permanent Recruitment	Talent Management (2)	Other	Total
Revenue	$137,890	$56,062	$19,449	$893	$214,294
Direct costs (1)	120,178	1,185	3,799	1,031	126,193
Gross margin	$17,712	$54,877	$15,650	$(138)	$88,101

(1)
Direct costs in Contracting include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, rent and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. Permanent Recruitment, Talent Management and Other category include direct costs for out-of-pocket expenses and third party suppliers. The region where services are provided, the mix of contracting and permanent recruitment, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included under the caption "Salaries and related" in the Condensed Consolidated Statement of Operations.

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On May 24, 2016, the Company's stockholders approved an amendment and restatement of the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 2,400,000 shares. As of June 30, 2017, there were 1,848,602 shares of the Company’s common stock available for future issuance under the ISAP.
A summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the six months ended June 30, 2017 was as follows:

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

The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the six months ended June 30, 2017,

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

the Company granted 333,033 restricted stock units to its non-employee directors pursuant to the Director Plan. As of June 30, 2017, non-employee directors held a total of 792,689 deferred restricted stock units.
For the three and six months ended June 30, 2017 and 2016, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	$—	$5	$—	$10
Restricted stock	—	220	—	460
Restricted stock units	517	529	708	656
Total	$517	$754	$708	$1,126

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.
As of June 30, 2017, the Company had no unrecognized stock-based compensation expense related to outstanding unvested stock options.
Changes in the Company’s stock options for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017		2016
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	123,500	$6.16	206,000	$8.13
Expired/forfeited	(23,500)	15.97	(27,500)	15.86
Options outstanding at June 30,	100,000	$3.86	178,500	$6.94
Options exercisable at June 30,	100,000	$3.86	153,500	$7.67

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Restricted Stock
As of June 30, 2017, the Company had no unrecognized stock-based compensation expense related to outstanding unvested restricted stock. Restricted stock awards have voting and dividend rights as of the grant date.
Changes in the Company’s restricted stock for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017		2016
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	—	$—	680,000	$1.60
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	(51,800)	0.79
Unvested restricted stock at June 30,	—	$—	628,200	$1.69

Restricted Stock Units
As of June 30, 2017, the Company had approximately $928 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.73 years. Restricted stock units have no voting or dividend rights until the awards are vested.
Changes in the Company’s restricted stock units for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017		2016
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	480,000	$2.79	—	$—
Granted	1,323,033	1.07	684,342	2.67
Vested	(381,760)	1.47	(184,342)	2.33
Forfeited	(332,340)	2.79	—	—
Unvested restricted stock units at June 30,	1,088,933	$1.16	500,000	$2.79

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
Effective Tax Rate
The provision for income taxes for the six months ended June 30, 2017 was $1,025 on a pre-tax income from continuing operations of $955, compared to a provision for income taxes of $482 on pre-tax loss from continuing operations of $6,435 for the same period in 2016. The Company’s effective income tax rate was positive 107.3% and negative 7.5% for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.
Uncertain Tax Positions
As of June 30, 2017 and December 31, 2016, the Company had $2,140 and $2,211, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $628 and $610 as of June 30, 2017 and December 31, 2016, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statement of Operations and totaled to a provision of $3 and $11 for the six months ended June 30, 2017 and 2016, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of June 30, 2017, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2013
Majority of U.S. state and local jurisdictions	2012
United Kingdom	2015
Australia	2012
Majority of other non-U.S. jurisdictions	2012
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of June 30, 2017, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $200 to $400 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

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
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings (loss) per share ("EPS"):
EPS - basic and diluted:
Income (loss) from continuing operations	$0.04	$(0.10)	$—	$(0.21)
Income (loss) from discontinued operations	—	0.01	—	0.01
Net income (loss)	$0.04	$(0.09)	$—	$(0.20)
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$1,279	$(3,347)	$(70)	$(6,917)
Income (loss) from discontinued operations	(53)	209	(18)	292
Net income (loss)	$1,226	$(3,138)	$(88)	$(6,625)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,048	33,252	32,104	33,434
Common stock equivalents: stock options and other stock-based awards (a)	—	—	—	—
Weighted average number of common stock outstanding - diluted	32,048	33,252	32,104	33,434

(a)
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2017 and 2016 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Unvested restricted stock	—	330,000	—	330,000
Unvested restricted stock units	1,088,933	39,458	1,088,933	39,458
Stock options	100,000	178,500	100,000	178,500
Total	1,188,933	547,958	1,188,933	547,958

NOTE 9 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
Included under the caption "Prepaid and other":
Client guarantees	$180	$139
Other	115	108
Total amount under the caption "Prepaid and other"	$295	$247
Included under the caption "Other assets":
Collateral accounts	$131	$557
Rental deposits	516	385
Total amount under the caption "Other assets"	$647	$942
Total restricted cash	$942	$1,189

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 10 – PROPERTY AND EQUIPMENT, NET
As of June 30, 2017 and December 31, 2016, property and equipment, net, was as follows:

	June 30, 2017	December 31, 2016
Computer equipment	$6,320	$5,888
Furniture and equipment	2,443	2,244
Capitalized software costs	18,123	17,010
Leasehold improvements	14,448	13,699
	41,334	38,841
Less: accumulated depreciation and amortization	34,839	31,800
Property and equipment, net	$6,495	$7,041
The Company had expenditures of approximately $190 and $235 for acquired property and equipment, mainly consisting of software and computer equipment, which had not been placed in service as of June 30, 2017 and December 31, 2016, respectively. Depreciation expense is not recorded for such assets until they are placed in service.
Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 and the non-current portion of the capital lease obligations are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016. A summary of the Company’s lease obligations for equipment acquired under capital lease agreements were as follows:

	June 30, 2017	December 31, 2016
Capital lease obligation, current	$72	$65
Capital lease obligation, non-current	$101	$140

NOTE 11 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption "Other Assets" in the accompanying Condensed Consolidated Balance Sheets, as of June 30, 2017 and December 31, 2016. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd. The goodwill is recorded in the Asia Pacific segment.

Carrying Value
2017
Goodwill, January 1,	$1,812
Currency translation	44
Goodwill, June 30,	$1,856

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 12 – BUSINESS REORGANIZATION

The Board approved reorganization plans in prior years (the "Previous Plans"). Business exit costs associated with Previous Plans primarily consisted of employee termination benefits, lease termination payments and costs for elimination of contracts for certain discontinued services and locations.

For the six months ended June 30, 2017, restructuring charges associated with these initiatives primarily included changes in estimates for lease termination payments for rationalized offices in Europe under the Previous Plans. Business reorganization for the three and six months ended June 30, 2017 and 2016 by plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Previous Plans	$(63)	$144	$159	$781
Total reorganization in continuing operations	$(63)	$144	$159	$781

The following table contains amounts for Changes in Estimate and Payments related to the Previous Plans that were incurred or recovered during the six months ended June 30, 2017 in continuing operations. The amounts in the "Changes in Estimate" and "Additional Charges" columns are classified as business reorganization in the Company’s Condensed Consolidated Statement of Operations. Changes in the accrued business reorganization for the six months ended June 30, 2017 were as follows:

	December 31, 2016	Changes in Estimate	Additional Charges	Payments	June 30, 2017
Lease termination payments	$2,273	$142	$—	$(677)	$1,738
Employee termination benefits	266	(8)	—	(137)	121
Other associated costs	32	—	25	(23)	34
Total	$2,571	$134	$25	$(837)	$1,893

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The legal reserves are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company’s reserves were $114 and $105 as of June 30, 2017 and December 31, 2016, respectively.
Costs Associated with Termination
As previously disclosed, in May 2015, the Company incurred compensation and benefits obligations to its former Chairman and Chief Executive Officer, Manuel Marquez, under his employment agreement, dated March 7, 2011, in connection with the Company providing Mr. Marquez notice of non-renewal of his employment agreement, which was treated as a termination without cause. The Company had accrued $747 as of March 31, 2016 in connection with compensation and benefits Mr. Marquez was entitled to upon a termination without cause, subject to his execution of a release. Mr. Marquez did not agree with the Company’s treatment of compensation and benefits under his employment agreement and, in August 2015, filed an arbitration claim against the Company for additional amounts of up to approximately $2,000 and reimbursement of his legal fees.
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

Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The non-current asset retirement obligations are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Current portion of asset retirement obligations	$68	$78
Non-current portion of asset retirement obligations	1,856	1,693
Total asset retirement obligations	$1,924	$1,771

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 14 – CREDIT AGREEMENTS

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary ("U.K. Borrower") entered into a receivables finance agreement for an asset-based lending funding facility (the "Lloyds Agreement") with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, "Lloyds"). Until September 15, 2016, the Lloyds Agreement provided the U.K. Borrower with the ability to borrow up to $19,536 (£15,000), at which time the U.K. Borrower entered into an amendment to the Lloyds Agreement that reduced the borrowing limit to $15,629 (£12,000). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term was two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed contracting and permanent recruitment activities in the U.K. operations ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $14,978 (£11,500) and is based on 83% of eligible billed contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $651 (£500) and is based on 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post-tax profits; and (4) at the end of each month, there must be a minimum excess availability of $2,605 (£2,000).
The details of the Lloyds Agreement as of June 30, 2017 were as follows:

June 30, 2017
Borrowing capacity	$9,550
Less: outstanding borrowing	(848)
Additional borrowing availability	$8,702
Interest rates on outstanding borrowing	2.00%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of June 30, 2017.

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

The Finance Agreement provides a bank guarantee facility of up to $2,307 (AUD 3,000) for Hudson Australia and Hudson New Zealand. The Finance Agreement matures and becomes due and payable on October 27, 2018. A fee equal to 1.5% per annum will be charged on each bank guarantee issued under the Finance Agreement. The Finance Agreement bears a fee, payable semiannually in arrears, equal to 0.3% per annum of NAB’s commitment under the Finance Agreement.

The Australian Receivables Agreement provides a receivables facility of up to $19,223 (AUD 25,000) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $3,076 (AUD 4,000) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 (AUD 6) per month.

The New Zealand Receivables Agreement provides a receivables facility of up to $3,668 (NZD 5,000) for Hudson New Zealand, which is based on an agreed percentage of eligible accounts receivable. The New Zealand Receivables Agreement does not have a stated maturity date and can be terminated by Hudson New Zealand or BNZ upon 90 days written notice. Borrowings under the New Zealand Receivables Agreement may be made with an interest rate based on a market rate. The New Zealand Receivables Agreement bears a fee, payable monthly in advance, equal to $1 (NZD 1) per month.

The details of the Finance Agreement, Australian Receivables Agreement and New Zealand Receivables Agreement as of June 30, 2017 were as follows:

June 30, 2017
Finance Agreement:
Financial guarantee capacity	$2,307
Less: outstanding financial guarantees	(2,024)
Additional availability for financial guarantees	$283
Interest rates on outstanding financial guarantees	1.50%

Australian Receivables Agreement:
Borrowing capacity	$16,413
Less: outstanding borrowing	(5,801)
Additional borrowing availability	$10,612
Interest rates on outstanding borrowing	3.17%

New Zealand Receivables Agreement:
Borrowing capacity	$2,256
Less: outstanding borrowing	—
Additional borrowing availability	$2,256
Interest rates on outstanding borrowing	4.00%

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

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of June 30, 2017.
Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. The Belgium subsidiary has a $1,143 (€1,000) overdraft facility. Borrowings under the Belgium arrangement may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate was 2.75% as of June 30, 2017. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. There were no outstanding borrowings under the Belgium lending agreement as of June 30, 2017.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

In Singapore, the Company’s subsidiary can borrow up to $145 (SGD 200) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on June 30, 2017. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. As of June 30, 2017, the Singapore overdraft facility had outstanding borrowings of $114 (SGD 156) and additional borrowings availability of $32 (SGD 44).
The average aggregate monthly outstanding borrowings under the Lloyds Agreement, NAB Facility Agreement and the credit agreements in Belgium and Singapore were $11,282 for the six months ended June 30, 2017. The weighted average interest rate on all outstanding borrowings for the six months ended June 30, 2017 was 3.07%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of applicable tax, consisted of the following:

	June 30,	December 31,
	2017	2016
Foreign currency translation adjustments	$9,455	$6,826
Pension plan obligations	109	105
Accumulated other comprehensive income (loss)	$9,564	$6,931

NOTE 16 – STOCKHOLDERS' EQUITY

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the three and six months ended June 30, 2017, the Company repurchased 140,839 and 417,864 shares on the open market for a total cost of $193 and $522, respectively. During 2016, the Company purchased 1,100,000 shares from Sagard Capital Partners, L.P. in a private transaction pursuant to a securities purchase agreement for a total cost of $1,980 or $1.80 per share. As of June 30, 2017, under the July 30, 2015 authorization, the Company had repurchased 3,406,991 shares for a total cost of $7,035.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Elimination	Total
For The Three Months Ended June 30, 2017
Revenue, from external customers	$4,161	$69,264	$40,166	$—	$—	$113,591
Inter-segment revenue	—	—	67	—	(67)	—
Total revenue	$4,161	$69,264	$40,233	$—	$(67)	$113,591
Gross margin, from external customers	$3,735	$23,432	$21,159	$—	$—	$48,326
Inter-segment gross margin	(4)	(60)	65	—	(1)	—
Total gross margin	$3,731	$23,372	$21,224	$—	$(1)	$48,326
Business reorganization	$1	$—	$(64)	$—	$—	$(63)
EBITDA (loss) (a)	$301	$1,309	$2,612	$(1,267)	$—	$2,955
Depreciation and amortization	—	437	171	79	—	687
Intercompany interest income (expense), net	—	—	(46)	46	—	—
Interest income (expense), net	—	(116)	—	(3)	—	(119)
Income (loss) from continuing operations before income taxes	$301	$756	$2,395	$(1,303)	$—	$2,149

For The Six Months Ended June 30, 2017
Revenue, from external customers	$8,475	$128,974	$79,547	$—	$—	$216,996
Inter-segment revenue	—	—	129	—	(129)	—
Total revenue	$8,475	$128,974	$79,676	$—	$(129)	$216,996
Gross margin, from external customers	$7,571	$43,166	$40,021	$—	$—	$90,758
Inter-segment gross margin	(8)	(119)	127	—	—	—
Total gross margin	$7,563	$43,047	$40,148	$—	$—	$90,758
Business reorganization	$(91)	$—	$272	$(22)	$—	$159
EBITDA (loss) (a)	$635	$617	$3,440	$(2,177)	$—	$2,515
Depreciation and amortization	2	865	328	158	—	1,353
Intercompany interest income (expense), net	—	—	(89)	89	—	—
Interest income (expense), net	—	(213)	6	—	—	(207)
Income (loss) from continuing operations before income taxes	$633	$(461)	$3,029	$(2,246)	$—	$955

As of June 30, 2017
Accounts receivable, net	$2,378	$39,258	$30,511	$—	$—	$72,147
Long-lived assets, net of accumulated depreciation and amortization	$—	$6,801	$1,426	$209	$—	$8,436
Total assets	$5,674	$57,133	$44,980	$2,261	$—	$110,048

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended June 30, 2016
Revenue, from external customers	$3,661	$62,039	$47,367	$—	$—	$113,067
Inter-segment revenue	(22)	(1)	86	—	(63)	—
Total revenue	$3,639	$62,038	$47,453	$—	$(63)	$113,067
Gross margin, from external customers	$3,180	$22,416	$21,243	$—	$—	$46,839
Inter-segment gross margin	(25)	(62)	87	—	—	—
Total gross margin	$3,155	$22,354	$21,330	$—	$—	$46,839
Business reorganization	$(22)	$77	$109	$(20)	$—	$144
EBITDA (loss) (a)	$(178)	$575	$1,553	$(3,583)	$—	$(1,633)
Depreciation and amortization	$8	$435	$193	$169	$—	805
Intercompany interest income (expense), net	—	—	(58)	58	—	—
Interest income (expense), net	$—	$(88)	$(9)	$(4)	$—	$(101)
Income (loss) from continuing operations before income taxes	$(186)	$52	$1,293	$(3,698)	$—	$(2,539)

For The Six Months Ended June 30, 2016
Revenue, from external customers	$7,498	$113,110	$93,686	$—	$—	$214,294
Inter-segment revenue	(22)	—	147	—	(125)	—
Total revenue	$7,476	$113,110	$93,833	$—	$(125)	$214,294
Gross margin, from external customers	$6,520	$41,187	$40,394	$—	$—	$88,101
Inter-segment gross margin	(25)	(121)	146	—	—	—
Total gross margin	$6,495	$41,066	$40,540	$—	$—	$88,101
Business reorganization	$(38)	$274	$593	$(48)	$—	$781
EBITDA (loss) (a)	$(15)	$(656)	$1,223	$(5,339)	$—	$(4,787)
Depreciation and amortization	31	838	376	248	—	1,493
Intercompany interest income (expense), net	—	—	(115)	115		—
Interest income (expense), net	—	(128)	(23)	(4)	—	(155)
Income (loss) from continuing operations before income taxes	$(46)	$(1,622)	$709	$(5,476)	$—	$(6,435)

As of June 30, 2016
Accounts receivable, net	$2,637	$35,272	$29,459	$—	$—	$67,368
Long-lived assets, net of accumulated depreciation and amortization	$20	$7,323	$1,506	$516	$—	$9,365
Total assets	$5,793	$55,990	$51,663	$2,482	$—	$115,928

(a)
SEC Regulation S-K Item 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company's operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with U.S. GAAP or as a measure of the Company's profitability.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the six months ended June 30, 2017 and 2016 and long-lived assets and net assets by geographic area as of June 30, 2017 and 2016 were as follows:

	United Kingdom	Australia	China	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended June 30, 2017
Revenue (a)	$24,317	$53,312	$4,385	$3,942	$15,849	$11,567	$219	$113,591
For The Three Months Ended June 30, 2016
Revenue (a)	$32,464	$47,882	$4,293	$3,462	$14,903	$9,864	$199	$113,067
For The Six Months Ended June 30, 2017
Revenue (a)	$49,485	$99,866	$8,016	$8,047	$30,062	$21,092	$428	$216,996
For The Six Months Ended June 30, 2016
Revenue (a)	$66,661	$87,015	$8,275	$7,096	$27,025	$17,820	$402	$214,294
As of June 30, 2017
Long-lived assets, net of accumulated depreciation and amortization (b)	$1,169	$3,870	$2,350	$209	$257	$581	$—	$8,436
Net assets	$9,839	$12,847	$5,581	$2,244	$9,911	$4,352	$(163)	$44,611
As of June 30, 2016
Long-lived assets, net of accumulated depreciation and amortization (b)	$1,317	$4,268	$2,600	$544	$180	$456	$—	$9,365
Net assets	$14,221	$9,450	$10,294	$2,037	$8,987	$3,847	$(79)	$48,757

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Item 1 of this Form 10-Q. The reader should also refer to the Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2016. This MD&A contains forward-looking statements. Please see "FORWARD-LOOKING STATEMENTS" for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization ("EBITDA"). See Note 17 of this Form 10-Q to the Condensed Consolidated Financial Statements for EBITDA segment reconciliation information. The tables and information in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" were derived from exact numbers and may have immaterial rounding differences.
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
Conditions in Continental Europe have shown improvement with GDP growth in most of the major markets, as well as forecasted GDP growth for the remainder of 2017. Australia faces a modest GDP growth outlook for the remainder of 2017, while the outlook for Asia is uncertain given China's growth outlook.
The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic and political conditions and their effect on the demand for the Company's services.
Financial Performance
The Company achieved positive financial performance for the second quarter of 2017 in most of the major markets in which it operates. On a constant currency basis, for the three months ended June 30, 2017, revenue increased by $3.9 million, or 3.6%, and gross margin increased by $2.8 million, or 6.1%, respectively, compared to the same period in 2016.

The changes in revenue and gross margin were driven by strong results in Australia, Asia, the Americas and Continental Europe and partially offset by declines in revenue and gross margin in the U.K.

The following is a summary of the highlights for the three and six months ended June 30, 2017 and 2016. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment.

•	Revenue was $113.6 million for the three months ended June 30, 2017, compared to $113.1 million for the same period in 2016, an increase of $0.5 million, or 0.5%.

◦
On a constant currency basis, the Company's revenue increased $3.9 million, or 3.6%, mainly due to an increase of $3.5 million in permanent recruitment revenue (up 12.3% compared to the same period in 2016) and $0.6 million in contracting revenue (up 0.9% compared to the same period in 2016).

•	Revenue was $217.0 million for the six months ended June 30, 2017, compared to $214.3 million for the same period in 2016, an increase of $2.7 million, or 1.3%.

◦
On a constant currency basis, the Company's revenue increased $9.3 million, or 4.5%, mainly due to an increase of $5.7 million in permanent recruitment revenue (up 10.4% compared to the same period in 2016) and $3.4 million in contracting revenue (up 2.6% compared to the same period in 2016).

•	Gross margin was $48.3 million for the three months ended June 30, 2017, compared to $46.8 million for the same period in 2016, an increase of $1.5 million, or 3.2%.

◦
On a constant currency basis, gross margin increased $2.8 million, or 6.1%, mainly due to an increase of $3.4 million in permanent recruitment gross margin (up 12.1% compared to the same period in 2016) partially offset by a decrease of $0.6 million in contracting gross margin (down 6.6% compared to the same period in 2016).

•	Gross margin was $90.8 million for the six months ended June 30, 2017, compared to $88.1 million for the same period in 2016, an increase of $2.7 million, or 3.0%.

◦
On a constant currency basis, gross margin increased $5.2 million, or 6.0%, mainly due to an increase of $5.6 million in permanent recruitment gross margin (up 10.5% compared to the same period in 2016) partially offset by a decrease of $0.8 million in contracting gross margin (down 5.0% compared to the same period in 2016).

•
Selling, general and administrative expenses and other non-operating income (expense) ("SG&A and Non-Op") were $45.4 million for the three months ended June 30, 2017, compared to $48.3 million for the same period in 2016, a decrease of $2.9 million, or 6.0%.

Index

◦
On a constant currency basis, SG&A and Non-Op decreased $1.5 million, or 3.2%. SG&A and Non-Op, as a percentage of revenue, were 40.0% for the three months ended June 30, 2017, compared to 42.8% for the same period in 2016.

•	SG&A and Non-Op were $88.1 million for the six months ended June 30, 2017, compared to $92.1 million for the same period in 2016, a decrease of $4.0 million, or 4.3%.

◦
On a constant currency basis, SG&A and Non-Op decreased $1.4 million, or 1.6%. SG&A and Non-Op, as a percentage of revenue, were 40.6% for the six months ended June 30, 2017, compared to 43.1% for the same period in 2016.

•
Business reorganization was a credit of $0.1 million for the three months ended June 30, 2017, compared to expense of $0.1 million for the same period in 2016, a decrease of approximately $0.2 million. On a constant currency basis, business reorganization decreased $0.2 million.

•
Business reorganization was $0.2 million for the six months ended June 30, 2017, compared to $0.8 million for the same period in 2016, a decrease of approximately $0.6 million. On a constant currency basis, business reorganization decreased $0.6 million.

•
EBITDA was $3.0 million for the three months ended June 30, 2017, compared to EBITDA loss of $1.6 million for the same period in 2016, an increase in EBITDA of $4.6 million. On a constant currency basis, EBITDA increased $4.5 million.

•
EBITDA was $2.5 million for the six months ended June 30, 2017, compared to EBITDA loss of $4.8 million for the same period in 2016, an increase in EBITDA of $7.3 million. On a constant currency basis, EBITDA increased $7.2 million.

•
Net income was $1.2 million for the three months ended June 30, 2017, compared to net loss of $3.1 million for the same period in 2016, an increase in net income of $4.4 million. On a constant currency basis, net income increased $4.3 million.

•
Net loss was $0.1 million for the six months ended June 30, 2017, compared to net loss of $6.6 million for the same period in 2016, a decrease in net loss of $6.5 million. On a constant currency basis, net loss decreased $6.4 million.

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization, operating income (loss), net income (loss) and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and six months ended June 30, 2017 and 2016.

Index

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016			2017	2016
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Hudson Americas	$4,161	$3,661	$(8)	$3,653	$8,475	$7,498	$—	$7,498
Hudson Asia Pacific	69,264	62,039	458	62,497	128,974	113,110	2,311	115,421
Hudson Europe	40,166	47,367	(3,875)	43,492	79,547	93,686	(8,881)	84,805
Total	$113,591	$113,067	$(3,425)	$109,642	$216,996	$214,294	$(6,570)	$207,724
Gross margin:
Hudson Americas	$3,735	$3,180	$(8)	$3,172	$7,571	$6,520	$1	$6,521
Hudson Asia Pacific	23,432	22,416	(12)	22,404	43,166	41,187	341	41,528
Hudson Europe	21,159	21,243	(1,261)	19,982	40,021	40,394	(2,839)	37,555
Total	$48,326	$46,839	$(1,281)	$45,558	$90,758	$88,101	$(2,497)	$85,604
SG&A and Non-Op (a):
Hudson Americas	$3,430	$3,354	$(9)	$3,345	$7,019	$6,548	$(1)	$6,547
Hudson Asia Pacific	22,069	21,706	(123)	21,583	42,475	41,450	266	41,716
Hudson Europe	18,676	19,661	(1,239)	18,422	36,435	38,718	(2,851)	35,867
Corporate	1,261	3,607	—	3,607	2,199	5,391	—	5,391
Total	$45,436	$48,328	$(1,371)	$46,957	$88,128	$92,107	$(2,586)	$89,521
Business reorganization:
Hudson Americas	$1	$(22)	$—	$(22)	$(91)	$(38)	$—	$(38)
Hudson Asia Pacific	—	77	(1)	76	—	274	1	275
Hudson Europe	(64)	109	(5)	104	272	593	(48)	545
Corporate	—	(20)	—	(20)	(22)	(48)	—	(48)
Total	$(63)	$144	$(6)	$138	$159	$781	$(47)	$734
Operating income (loss):
Hudson Americas	$384	$(76)	$(2)	$(78)	$775	$129	$(2)	$127
Hudson Asia Pacific	1,405	626	108	734	1,093	(208)	53	(155)
Hudson Europe	2,928	1,918	(20)	1,898	3,886	1,679	85	1,764
Corporate	(2,440)	(4,893)	—	(4,893)	(4,202)	(7,730)	—	(7,730)
Total	$2,277	$(2,425)	$86	$(2,339)	$1,552	$(6,130)	$136	$(5,994)
Net income (loss), consolidated	$1,226	$(3,138)	$85	$(3,053)	$(88)	$(6,625)	$92	$(6,533)
EBITDA (loss) from continuing operations (b):
Hudson Americas	$301	$(178)	$(5)	$(183)	$635	$(15)	$2	$(13)
Hudson Asia Pacific	1,309	575	111	686	617	(656)	55	(601)
Hudson Europe	2,612	1,553	(16)	1,537	3,440	1,223	65	1,288
Corporate	(1,267)	(3,583)	—	(3,583)	(2,177)	(5,339)	—	(5,339)
Total	$2,955	$(1,633)	$90	$(1,543)	$2,515	$(4,787)	$122	$(4,665)

(a)
SG&A and Non-Op is a measure that management uses to evaluate the segments’ expenses, which include the following captions on the Condensed Consolidated Statement of Operations: Salaries and related, Other selling, general and administrative, and other income (expense), net. Corporate management service allocations are included in the segments’ other income (expense).

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2017	2016	2017	2016
Net income (loss)	$1,226	$(3,138)	$(88)	$(6,625)
Adjustment for income (loss) from discontinued operations, net of income taxes	(53)	209	(18)	292
Income (loss) from continuing operations	$1,279	$(3,347)	$(70)	$(6,917)
Adjustments to net income (loss) from continuing operations
Provision for (benefit from) income taxes	870	808	1,025	482
Interest expense, net	119	101	207	155
Depreciation and amortization expense	687	805	1,353	1,493
Total adjustments from net income (loss) to EBITDA (loss)	1,676	1,714	2,585	2,130
EBITDA (loss) from continuing operations	$2,955	$(1,633)	$2,515	$(4,787)

Index

Contracting Data
The following table sets forth the Company’s contracting revenue, gross margin, and gross margin as a percentage of revenue for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016			2017	2016
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency
CONTRACTING DATA (a):
Revenue:
Hudson Americas	$288	$382	$—	$382	$683	$747	$—	$747
Hudson Asia Pacific	50,007	43,626	521	44,147	94,006	79,338	2,197	81,535
Hudson Europe	19,969	28,027	(2,915)	25,112	42,027	57,805	(6,795)	51,010
Total	$70,264	$72,035	$(2,394)	$69,641	$136,716	$137,890	$(4,598)	$133,292
Gross margin:
Hudson Americas	$8	$77	$—	$77	$70	$122	$—	$122
Hudson Asia Pacific	5,384	5,176	63	5,239	10,421	9,549	265	9,814
Hudson Europe	2,779	3,826	(388)	3,438	5,707	8,041	(934)	7,107
Total	$8,171	$9,079	$(325)	$8,754	$16,198	$17,712	$(669)	$17,043
Gross margin as a percentage of revenue:
Hudson Americas	2.8%	20.2%	N/A	20.2%	10.2%	16.3%	N/A	16.3%
Hudson Asia Pacific	10.8%	11.9%	N/A	11.9%	11.1%	12.0%	N/A	12.0%
Hudson Europe	13.9%	13.7%	N/A	13.7%	13.6%	13.9%	N/A	13.9%
Total	11.6%	12.6%	N/A	12.6%	11.8%	12.8%	N/A	12.8%

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

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Revenue	$4.2	$3.7	$0.5	13.7%	$8.5	$7.5	$1.0	13.0%

For the three months ended June 30, 2017, permanent recruitment revenue increased $0.6 million, or 18.9%, as a result of growth in RPO, as compared to the same period in 2016. The increase was attributable to growth of existing RPO clients and new business implementations.

For the six months ended June 30, 2017, permanent recruitment revenue increased $1.1 million, or 15.8%, as compared to the same period in 2016. The increase was attributable to the same factors as described above.
Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Gross margin	$3.7	$3.2	$0.6	17.5%	$7.6	$6.5	$1.1	16.1%
Gross margin as a percentage of revenue	89.8%	86.9%	N/A	N/A	89.3%	87.0%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	2.8%	20.2%	N/A	N/A	10.2%	16.3%	N/A	N/A

For the three months ended June 30, 2017, permanent recruitment gross margin increased $0.6 million, or 20.9%, as a result of growth in RPO, as compared to the same period in 2016.

For the six months ended June 30, 2017, permanent recruitment gross margin increased $1.1 million, or 17.7%, as a result of growth in RPO, as compared to the same period in 2016.

For the three months ended June 30, 2017, total gross margin as a percentage of revenue was 89.8%, as compared to 86.9% for the same period in 2016. For the six months ended June 30, 2017, total gross margin as a percentage of revenue was 89.3%, as compared to 87.0% for the same period in 2016. The increase in total gross margin as a percentage of revenue was attributed to the higher mix or permanent recruitment in 2017 compared to 2016.

Index

SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
SG&A and Non-Op	$3.4	$3.4	$0.1	2.3%	$7.0	$6.5	$0.5	7.2%
SG&A and Non-Op as a percentage of revenue	82.4%	91.6%	N/A	N/A	82.8%	87.3%	N/A	N/A

For the three months ended June 30, 2017, SG&A and Non-Op increased $0.1 million, or 2.3%, as compared to the same period in 2016 due to higher costs of service delivery teams attributable to the growth in RPO.
For the six months ended June 30, 2017, SG&A and Non-Op increased $0.5 million, or 7.2%, as compared to the same period in 2016 due to the factors described above.

Business Reorganization

For the three months ended June 30, 2017 and 2016, there was no business reorganization expense. For the six months ended June 30, 2017, business reorganization was a credit of $0.1 million as compared to $0.0 million for the same period in 2016.
Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Operating income (loss)	$0.4	$(0.1)	$0.5	(a)	$0.8	$0.1	$0.6	(a)
EBITDA (loss)	$0.3	$(0.2)	$0.5	(a)	$0.6	$—	$0.7	(a)
EBITDA (loss) as a percentage of revenue	7.2%	(4.9)%	N/A	N/A	7.5%	(0.2)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended June 30, 2017, EBITDA was $0.3 million, or 7.2% of revenue, as compared to EBITDA loss of $0.2 million, or 4.9% of revenue, for the same period in 2016. For the six months ended June 30, 2017, EBITDA was $0.6 million, or 7.5% of revenue, as compared to EBITDA loss of $0.0 million, or 0.2% of revenue, for the same period in 2016. The increase in EBITDA for the three and six months ended June 30, 2017, was principally due to the increase in gross margin partially offset by the increase in SG&A and Non-Op.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Revenue	$69.3	$62.5	$6.8	10.8%	$129.0	$115.4	$13.6	11.7%

For the three months ended June 30, 2017, contracting and permanent recruitment revenue increased $5.9 million and $1.0 million, or 13.3% and 6.7%, respectively, as compared to the same period in 2016.

In Australia and New Zealand, revenue increased $6.0 million, or 10.7%, for the three months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily in contracting revenue, which increased $5.8 million, or 13.1%, for the three months ended June 30, 2017, as compared to the same period in 2016. The increase in contracting revenue for the three months ended June 30, 2017 was in the Company's public sector practice partially offset by declines in the financial services and technical & engineering practices.

In Asia, revenue increased $0.8 million, or 12.1%, for the three months ended June 30, 2017, as compared to the same period in 2016. The increase in Asia was primarily in Hong Kong and China.

For the six months ended June 30, 2017, contracting and permanent recruitment revenue increased $12.5 million and $1.1 million, or 15.3% and 4.2%, respectively, as compared to the same period in 2016.

In Australia and New Zealand, revenue increased $12.7 million, or 12.4%, for the six months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily in contracting revenue, which increased $12.3 million, or 15.2%, for the six months ended June 30, 2017, as compared to the same period in 2016. The increases in contracting revenue for the six months ended June 30, 2017 were a result of the same factors noted above.

In Asia, revenue increased $0.8 million, or 6.7%, for the six months ended June 30, 2017, as compared to the same period in 2016. The increase in Asia was primarily in Hong Kong and China.

Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Gross margin	$23.4	$22.4	$1.0	4.6%	$43.2	$41.5	$1.6	3.9%
Gross margin as a percentage of revenue	33.8%	35.8%	N/A	N/A	33.5%	36.0%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	10.8%	11.9%	N/A	N/A	11.1%	12.0%	N/A	N/A

For the three months ended June 30, 2017, permanent recruitment and contracting gross margin increased $0.9 million and $0.1 million, or 6.4% and 2.8%, respectively, as compared to the same period in 2016.

In Australia and New Zealand, gross margin increased $0.3 million, or 1.9%, for the three months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily in contracting and permanent recruitment which increased $0.2 million and $0.1 million, or 3.0% and 1.6%, respectively, for the three months ended June 30, 2017, as compared to the same period in 2016.

Index

In Asia, gross margin increased $0.7 million, or 11.8%, for the three months ended June 30, 2017, as compared to the same period in 2016. The increase in Asia was primarily in Hong Kong and China.

For the six months ended June 30, 2017, permanent recruitment and contracting gross margin increased $1.0 million and $0.6 million, or 3.9% and 6.2%, respectively, as compared to the same period in 2016.

In Australia and New Zealand, gross margin increased $0.9 million, or 3.2%, for the six months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily in contracting and permanent recruitment increasing $0.6 million and $0.2 million or 6.3% and 1.5%, respectively, for the six months ended June 30, 2017, as compared to the same period in 2016.

In Asia, gross margin increased $0.7 million, or 6.0%, for the six months ended June 30, 2017, as compared to the same period in 2016. The increase in Asia was primarily in Hong Kong and China.

Total gross margin as a percentage of revenue was 33.8% for the three months ended June 30, 2017, as compared to 35.8% for the same period in 2016. Total gross margin as a percentage of revenue was 33.5% for the six months ended June 30, 2017, as compared to 36.0% for the same period in 2016. The decrease in total gross margin as a percentage of revenue for the three and six months ended June 30, 2017 resulted from a decline in the contracting gross margin percentage as compared to the same periods in 2016.
SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$22.1	$21.6	$0.5	2.3%	$42.5	$41.7	$0.8	1.8%
SG&A and Non-Op as a percentage of revenue	31.9%	34.5%	N/A	N/A	32.9%	36.1%	N/A	N/A

For the three months ended June 30, 2017, SG&A and Non-Op increased $0.5 million, or 2.3%, as compared to the same period in 2016. The increase was primarily due to higher overhead costs. For the six months ended June 30, 2017, SG&A and Non-Op increased $0.8 million, or 1.8%, as compared to the same period in 2016. The increase was primarily due to the reason stated above.

For the three months ended June 30, 2017, SG&A and Non-Op, as a percentage of revenue, was 31.9%, as compared to 34.5% for the same period in 2016. For the six months ended June 30, 2017, SG&A and Non-Op, as a percentage of revenue, were 32.9%, as compared to 36.1% for the same period in 2016. The decrease in SG&A and Non-Op, as a percentage of revenue, was principally due to revenue growing at a faster rate than SG&A and Non-op.

Business Reorganization

For the three months ended June 30, 2017, there was no business reorganization, as compared to $0.1 million for the same period in 2016. For the six months ended June 30, 2017, there was no business reorganization, as compared to $0.3 million for the same period in 2016. Business reorganization in 2016 was primarily due to severance costs.

Index

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Operating income (loss)	$1.4	$0.7	$0.7	(a)	$1.1	$(0.2)	$1.2	(a)
EBITDA (loss)	$1.3	$0.7	$0.6	(a)	$0.6	$(0.6)	$1.2	(a)
EBITDA (loss) as a percentage of revenue	1.9%	1.1%	N/A	N/A	0.5%	(0.5)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended June 30, 2017, EBITDA was $1.3 million, or 1.9% of revenue, as compared to EBITDA of $0.7 million, or 1.1% of revenue, for the same period in 2016. For the six months ended June 30, 2017, EBITDA was $0.6 million, or 0.5% of revenue, as compared to EBITDA loss of $0.6 million, or 0.5% of revenue, for the same period in 2016. The increase in EBITDA for the three and six months ended June 30, 2017 was principally due to the increase in gross margin and decline in business reorganization partially offset by an increase in SG&A and Non-Op.
For the three months ended June 30, 2017, operating income was $1.4 million, as compared to operating income of $0.7 million for the same period in 2016. For the six months ended June 30, 2017, operating income was $1.1 million, as compared to operating loss of $0.2 million for the same period in 2016. The difference between operating income (loss) and EBITDA (loss) for the three and six months ended June 30, 2017 and 2016 was principally due to corporate management fees, foreign currency gains and losses and depreciation.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Revenue	$40.2	$43.5	$(3.3)	(7.6)%	$79.5	$84.8	$(5.3)	(6.2)%

For the three months ended June 30, 2017, contracting revenue decreased $5.1 million, or 20.5%, as compared to the same period in 2016. The decline was partially offset by an increase in permanent recruitment revenue of $1.9 million, or 17.5%, as compared to the same period in 2016.

For the six months ended June 30, 2017, contracting revenue decreased $9.0 million, or 17.6%, as compared to the same period in 2016. The decline was partially offset by an increase in permanent recruitment revenue of $3.5 million, or 16.9%, as compared to the same period in 2016.

In the U.K., for the three months ended June 30, 2017, revenue decreased by $4.6 million, or 16.0%, to $24.3 million, from $28.9 million for the same period in 2016. For the three months ended June 30, 2017, the decrease in the U.K. was driven by a decline in contracting revenue of $5.3 million, or 22.2%, as compared to the same period in 2016, partially offset by an increase in permanent recruitment revenue of $0.5 million, or 10.7%, as compared to the same period in 2016. The decline in contracting revenue is primarily a result of reduced demand from large financial services clients.

In the U.K., for the six months ended June 30, 2017, revenue decreased by $9.1 million, or 15.5%, to $49.5 million, from $58.6 million for the same period in 2016. For the six months ended June 30, 2017, the decrease in the U.K. was driven by a decline in contracting revenue of $9.7 million, or 19.9%, as compared to the same period in 2016, partially offset by an increase in permanent recruitment revenue of $0.6 million, or 6.3%, as compared to the same period in 2016. The decline in contracting revenue is due to the same factors noted above.

In Continental Europe, total revenue was $15.9 million for the three months ended June 30, 2017, as compared to $14.5 million for the same period in 2016, an increase of $1.3 million, or 8.9%.

In Continental Europe, for the six months ended June 30, 2017, total revenue was $30.1 million, as compared to $26.2 million for the same period in 2016, an increase of $3.8 million, or 14.5%.

Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Gross margin	$21.2	$20.0	$1.2	5.9%	$40.0	$37.6	$2.5	6.6%
Gross margin as a percentage of revenue	52.7%	45.9%	N/A	N/A	50.3%	44.3%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	13.9%	13.7%	N/A	N/A	13.6%	13.9%	N/A	N/A

For the three months ended June 30, 2017, permanent recruitment gross margin increased $1.8 million, or 17.1%, as compared to the same period in 2016. The increase was partially offset by a decline in contracting gross margin of $0.7 million, or 19.2%, as compared to the same period in 2016.

Index

For the six months ended June 30, 2017, permanent recruitment gross margin increased $3.5 million, or 17.2%, partially offset by a decline in contracting gross margin of $1.4 million, or 19.7%, as compared to the same period in 2016.

In the U.K., total gross margin for the three months ended June 30, 2017 decreased $0.2 million, or 2.2%, as compared to the same period in 2016. The decrease in the U.K. was driven by a decline in contracting gross margin of $0.7 million, or 23.0%, as compared to the same period in 2016, partially offset by an increase in permanent recruitment gross margin of $0.4 million, or 10.0%, as compared to the same period in 2016.

In the U.K., total gross margin for the six months ended June 30, 2017 decreased $1.1 million, or 6.7%, as compared to the same period in 2016. The decrease in the U.K. was driven by a decline in contracting gross margin of $1.6 million, or 24.4%, as compared to the same period in 2016, partially offset by an increase in permanent recruitment gross margin of $0.5 million, or 6.1%, as compared to the same period in 2016.

In Continental Europe, for the three months ended June 30, 2017, total gross margin increased $1.3 million, or 11.1%, as compared to the same period in 2016.

In Continental Europe, for the six months ended June 30, 2017, total gross margin increased $3.5 million, or 16.1%, as compared to the same period in 2016.

For the three months ended June 30, 2017, gross margin, as a percentage of revenue, was 52.7%, as compared to 45.9% for 2016. For the six months ended June 30, 2017, gross margin, as a percentage of revenue, was 50.3%, as compared to 44.3% for 2016. The increase in gross margin, as a percentage of revenue, resulted from an increase in the relative mix of higher margin permanent recruitment and lower margin contracting revenues. The contracting gross margin, as a percentage of revenue, for the three months ended June 30, 2017, was 13.9%, as compared to 13.7%, for the same period in 2016. For the six months ended June 30, 2017, the contracting gross margin, as a percentage of revenue, was 13.6%, as compared to 13.9% for the same period in 2016.

SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$18.7	$18.4	$0.3	1.4%	$36.4	$35.9	$0.6	1.6%
SG&A and Non-Op as a percentage of revenue	46.5%	42.4%	N/A	N/A	45.8%	42.3%	N/A	N/A

For the three months ended June 30, 2017, SG&A and Non-Op increased $0.3 million, or 1.4%, as compared to the same period in 2016. The increase in SG&A and Non-Op were a result of higher staff costs in Continental Europe partially offset by lower staff costs in the U.K.

For the six months ended June 30, 2017, SG&A and Non-Op increased $0.6 million, or 1.6%, as compared to the same period in 2016 primarily for the same factors noted above.

For the three months ended June 30, 2017, SG&A and Non-Op, as a percentage of revenue, was 46.5%, as compared to 42.4% for the same period in 2016. For the six months ended June 30, 2017, SG&A and Non-Op, as a percentage of revenue, was 45.8%, as compared to 42.3% for the same period in 2016. The increase in SG&A and Non-Op, as a percentage of revenue, for the three and six months ended June 30, 2017 were primarily due to the factors noted above.

Business Reorganization

For the three months ended June 30, 2017, business reorganization was a credit of $0.1 million, as compared to expense of $0.1 million for the same period in 2016. For the six months ended June 30, 2017, business reorganization was $0.3 million as compared to $0.5 million for the same period in 2016. The business reorganization for the three and six months ended June 30, 2017 was primarily due to changes in lease exit cost estimates in the U.K.

Index

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Operating income (loss)	$2.9	$1.9	$1.0	54.3%	$3.9	$1.8	$2.1	(a)
EBITDA (loss)	$2.6	$1.5	$1.1	69.9%	$3.4	$1.3	$2.2	(a)
EBITDA (loss) as a percentage of revenue	6.5%	3.5%	N/A	N/A	4.3%	1.5%	N/A	N/A

For the three months ended June 30, 2017, EBITDA was $2.6 million, or 6.5% of revenue, as compared to EBITDA of $1.5 million, or 3.5% of revenue, for the same period in 2016. The increase in EBITDA for the three months ended June 30, 2017, as compared to the same period in 2016, was principally due to an increase in gross margin partially offset by higher SG&A and Non-Op.

For the six months ended June 30, 2017, EBITDA was $3.4 million, or 4.3% of revenue, as compared to EBITDA of $1.3 million, or 1.5% of revenue, for the same period in 2016. The increase in EBITDA for the six months ended June 30, 2017, as compared to the same period in 2016, was principally due to the factors stated above.
For the three months ended June 30, 2017, operating income was $2.9 million, as compared to operating income of $1.9 million for the same period in 2016. For the six months ended June 30, 2017 and 2016, operating income was $3.9 million and $1.8 million, respectively. The differences between operating income and EBITDA for the three and six months ended June 30, 2017 and 2016 were principally due to corporate management fees and depreciation.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $1.3 million for the three months ended June 30, 2017, as compared to $3.6 million for the same period in 2016, a decrease of $2.3 million. The decrease for the three months ended June 30, 2017, was principally due to legal settlement costs associated with an arbitration claim to the condensed consolidated financial statements during 2016 (see Note 13).

For the six months ended June 30, 2017, corporate expenses were $2.2 million as compared to $5.4 million for the same period in 2016, a decrease of $3.2 million. The decrease for the six months ended June 30, 2017 was principally due to the factor noted above.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.7 million for the three months ended June 30, 2017, as compared to $0.8 million for the same period in 2016, a decrease of $0.1 million, or 14.7%. For the six months ended June 30, 2017, depreciation and amortization expense was $1.4 million, as compared to $1.5 million for the same period in 2016, a decrease of $0.1 million, or 9.4%. The decrease was due to the lower level of capital expenditures incurred by the company in recent years.

Interest Expense, Net of Interest Income

Interest expense remained flat at $0.1 million for the three months ended June 30, 2017 and 2016. Interest expense remained flat at $0.2 million for the six months ended June 30, 2017 and 2016.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the six months ended June 30, 2017 was $1.0 million on $1.0 million of pre-tax income from continuing operations, as compared to a provision for income tax of $0.5 million on $6.4 million of pre-tax loss from continuing operations for the same period in 2016. The effective tax rate for the six months ended June 30, 2017 was positive 107.3%, as compared to negative 7.5% for the same period in 2016. For the six months ended June 30, 2017 and 2016, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.

Net Income (Loss)

Net income was $1.2 million for the three months ended June 30, 2017, as compared to net loss of $3.1 million for the same period in 2016, an increase in net income of $4.4 million. Basic and diluted income per share were $0.04 for the three months ended June 30, 2017, as compared to basic and diluted loss per share of $0.09 for the same period in 2016.

Net loss was $0.1 million for the six months ended June 30, 2017, as compared to net loss of $6.6 million for the same period in 2016, a decrease in net loss of $6.5 million. Basic and diluted loss per share were $0.00 for the six months ended June 30, 2017, as compared to basic and diluted loss per share of $0.20 for the same period in 2016.

Index

Liquidity and Capital Resources
As of June 30, 2017, cash and cash equivalents totaled $14.9 million, as compared to $21.3 million as of December 31, 2016. The following table summarizes the Company's cash flow activities for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
$ in millions	2017	2016
Net cash provided by (used in) operating activities	$(4.5)	$(10.1)
Net cash provided by (used in) investing activities	(0.4)	(1.2)
Net cash provided by (used in) financing activities	(2.2)	(1.0)
Effect of exchange rates on cash and cash equivalents	0.7	(0.5)
Net increase (decrease) in cash and cash equivalents	$(6.5)	$(12.7)

Cash Flows from Operating Activities
For the six months ended June 30, 2017, net cash used in operating activities was $4.5 million, as compared to $10.1 million net cash used in operating activities for the same period in 2016, a decrease in net cash used in operating activities of $5.6 million. The decline in net cash used in operating activities resulted principally from a decrease in net loss partially offset by an increase in working capital. For the six months ended June 30, 2017, net cash used in operating activities from discontinued operations was $0.3 million, as compared to $0.5 million for the same period in 2016.

Cash Flows from Investing Activities
For the six months ended June 30, 2017, net cash used in investing activities was $0.4 million, as compared to $1.2 million of net cash used in investing activities for the same period in 2016. The decrease in net cash used in investing activities was due to a decrease in capital expenditures.
Cash Flows from Financing Activities
For the six months ended June 30, 2017, net cash used in financing activities was $2.2 million, as compared to net cash used in financing activities of $1.0 million for the same period in 2016, an increase in net cash used in financing activities of $1.2 million. The increase in net cash used in financing activities was primarily attributable to a decrease in net borrowings offset by a decrease in treasury stock purchases and dividend payments.
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

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed contracting and permanent recruitment activities in the U.K. operations ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $15.0 million (£11.5 million) and is based on 83% of eligible billed contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $0.7 million (£0.5 million) and is based on 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

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
The details of the Lloyds Agreement as of June 30, 2017 were as follows:

$ in millions	June 30, 2017
Borrowing capacity	$9.6
Less: outstanding borrowing	(0.8)
Additional borrowing availability	$8.8
Interest rates on outstanding borrowing	2.00%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of June 30, 2017.

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

The New Zealand Receivables Agreement provides a receivables facility of up to $3.7 million (NZD 5.0 million) for Hudson New Zealand, which is based on an agreed percentage of eligible accounts receivable. The New Zealand Receivables Agreement does not have a stated maturity date and can be terminated by Hudson New Zealand or BNZ upon 90 days written notice. Borrowings under the New Zealand Receivables Agreement may be made with an interest rate based on a market rate. The New Zealand Receivables Agreement bears a fee, payable monthly in advance, equal to $1 thousand (NZD 1 thousand) per month.

Index

The details of the Finance Agreement, Australian Receivables Agreement and New Zealand Receivables Agreement as of June 30, 2017 were as follows:

$ in millions	June 30, 2017
Finance Agreement:
Financial guarantee capacity	$2.3
Less: outstanding financial guarantees	(2.0)
Additional availability for financial guarantees	$0.3
Interest rates on outstanding financial guarantees	1.50%

Australian Receivables Agreement:
Borrowing capacity	$16.4
Less: outstanding borrowing	(5.8)
Additional borrowing availability	$10.6
Interest rates on outstanding borrowing	3.17%

New Zealand Receivables Agreement:
Borrowing capacity	$2.3
Less: outstanding borrowing	—
Additional borrowing availability	$2.3
Interest rates on outstanding borrowing	4.00%

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

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of June 30, 2017.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. The Belgium subsidiary has a $1.1 million (€1.0 million) overdraft facility. Borrowings under the Belgium lending arrangements may be made with an interest rate based on the one-month EURIBOR plus a margin, and was 2.75% as of June 30, 2017. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. There were no outstanding borrowings under the Belgium lending agreement as of June 30, 2017.
In Singapore, the Company’s subsidiary can borrow up to $0.1 million (SGD 0.2 million) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on June 30, 2017. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. As of June 30, 2017, the Singapore overdraft facility had outstanding borrowings of $114 thousand (SGD 156 thousand) and additional borrowings availability of $32 thousand (SGD 44 thousand).
The average aggregate monthly outstanding borrowings for the credit agreements above was $11.3 million for the six months ended June 30, 2017. The weighted average interest rate on all outstanding borrowings for the six months ended June 30, 2017 was 3.07%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

Index

Liquidity Outlook
As of June 30, 2017, the Company had cash and cash equivalents on hand of $14.9 million, supplemented by additional borrowing availability of $22.7 million under the Lloyds Agreement, the NAB Facility Agreement and other lending arrangements in Belgium and Singapore. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of June 30, 2017. The Company's near-term cash requirements during 2017 are primarily related to funding operations, restructuring actions, investing in capital expenditures and repurchasing shares. For the full year 2017, the Company expects to make capital expenditures of approximately $1.5 million to $2.5 million and payments in connection with previous years restructuring actions of $2.0 million to $2.5 million.
As of June 30, 2017, $3.8 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Belgium ($2.5 million), Spain ($2.2 million), the U.K. ($1.9 million), France ($1.2 million) and Mainland China ($1.1 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the U.S., except where the Company is able to repatriate these earnings to the U.S. without a material incremental tax provision. In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds. The Company has not provided for U.S. Federal income or foreign withholding taxes on these undistributed foreign earnings because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. It is not practicable to determine the amount of tax associated with such undistributed earnings.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.1 million and $0.1 million as of June 30, 2017 and December 31, 2016, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 3, 2017 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended June 30, 2017.

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

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the six months ended June 30, 2017, the Company earned approximately 92% of its gross margin outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
As of June 30, 2017, there have not been any material changes to the information set forth in Item 1A. "Risk Factors" disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2017 - May 30, 2017	67,054	$1.30	67,054	$3,070,132
May 1, 2017 - May 31, 2017	39,505	1.46	39,505	3,012,474
June 1, 2017 - June 30, 2017	34,280	1.39	34,280	2,964,703
Total	140,839	$1.37	140,839	$2,964,703

(a)
On July 30, 2015, the Company announced that its Board of Directors authorization the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 16 for further details. As of June 30, 2017, the Company had repurchased 3,406,991 shares for a total cost of approximately $7.0 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

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

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Chief Executive Officer
(Principal Executive Officer)
Dated:	August 3, 2017
		By:	/s/ PATRICK LYONS
Patrick Lyons
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	August 3, 2017

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
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Statement of Other Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (v) the Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2017, and (vi) Notes to Condensed Consolidated Financial Statements.