Form 10-Q
period 2017-09-30
Hudson Global, Inc.
filed 2017-11-02
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2017
Common Stock - $0.001 par value	31,265,051

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$118,108	$108,136	$335,104	$322,430
Direct costs	70,863	64,594	197,101	190,787
Gross margin	47,245	43,542	138,003	131,643
Operating expenses:
Salaries and related	36,473	34,151	105,978	106,282
Other selling, general and administrative	9,699	9,193	27,888	29,019
Depreciation and amortization	697	801	2,050	2,294
Business reorganization	477	183	636	964
Operating income (loss)	(101)	(786)	1,451	(6,916)
Non-operating income (expense):
Interest income (expense), net	(110)	(109)	(317)	(264)
Other income (expense), net	(121)	(295)	(511)	(445)
Income (loss) from continuing operations before provision for income taxes	(332)	(1,190)	623	(7,625)
Provision for income taxes from continuing operations	500	718	1,525	1,200
Income (loss) from continuing operations	(832)	(1,908)	(902)	(8,825)
Income (loss) from discontinued operations, net of income taxes	(16)	35	(34)	327
Net income (loss)	$(848)	$(1,873)	$(936)	$(8,498)
Basic and diluted earnings (loss) per share:
Basic and diluted earnings (loss) per share from continuing operations	$(0.03)	$(0.06)	$(0.03)	$(0.26)
Basic and diluted earnings (loss) per share from discontinued operations	—	—	—	0.01
Basic and diluted earnings (loss) per share	$(0.03)	$(0.06)	$(0.03)	$(0.25)
Weighted-average shares outstanding:
Basic	32,151	33,572	32,120	34,121
Diluted	32,151	33,572	32,120	34,121
Dividends declared per common share	$—	$—	$—	$0.10

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Comprehensive income (loss):
Net income (loss)	$(848)	$(1,873)	$(936)	$(8,498)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of applicable income taxes	965	300	3,594	(864)
Pension liability adjustment, net of income taxes	—	(4)	4	(11)
Total other comprehensive income (loss), net of income taxes	965	296	3,598	(875)
Comprehensive income (loss)	$117	$(1,577)	$2,662	$(9,373)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$16,835	$21,322
Accounts receivable, less allowance for doubtful accounts of $778 and $799, respectively	71,325	58,517
Prepaid and other	4,962	4,265
Current assets of discontinued operations	—	38
Total current assets	93,122	84,142
Property and equipment, net	6,173	7,041
Deferred tax assets, non-current	6,698	6,494
Other assets, non-current	3,814	4,135
Total assets	$109,807	$101,812
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,688	$4,666
Accrued expenses and other current liabilities	42,179	36,154
Short-term borrowings	8,206	7,770
Accrued business reorganization	1,523	1,756
Current liabilities of discontinued operations	29	233
Total current liabilities	56,625	50,579
Deferred rent and tenant improvement contributions	2,198	2,968
Income tax payable, non-current	2,204	2,211
Other non-current liabilities	4,004	4,169
Total liabilities	65,031	59,927
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 34,959 and 34,910 shares, respectively	34	34
Additional paid-in capital	483,202	482,265
Accumulated deficit	(441,414)	(440,478)
Accumulated other comprehensive income, net of applicable tax	10,529	6,931
Treasury stock, 3,694 and 3,145 shares, respectively, at cost	(7,575)	(6,867)
Total stockholders' equity	44,776	41,885
Total liabilities and stockholders' equity	$109,807	$101,812

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(936)	$(8,498)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,050	2,294
Provision for (recovery of) doubtful accounts	78	224
Provision for (benefit from) deferred income taxes	345	690
Stock-based compensation	937	1,278
Other, net	—	190
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(7,596)	(3,542)
Decrease (increase) in prepaid and other assets	268	502
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,438	(5,627)
Increase (decrease) in accrued business reorganization	(1,129)	(2,566)
Net cash used in operating activities	(3,545)	(15,055)
Cash flows from investing activities:
Capital expenditures	(679)	(1,820)
Proceeds from sale of assets	—	42
Net cash used in investing activities	(679)	(1,778)
Cash flows from financing activities:
Borrowings under credit agreements	133,404	89,804
Repayments under credit agreements	(133,935)	(84,280)
Repayment of capital lease obligations	(69)	(63)
Dividend payments	—	(3,401)
Purchase of treasury stock	(703)	(4,917)
Purchase of restricted stock from employees	(5)	(65)
Net cash used in financing activities	(1,308)	(2,922)
Effect of exchange rates on cash and cash equivalents	1,045	(506)
Net decrease in cash and cash equivalents	(4,487)	(20,261)
Cash and cash equivalents, beginning of the period	21,322	37,663
Cash and cash equivalents, end of the period	$16,835	$17,402
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$312	$249
Net cash payments during the period for income taxes	$1,543	$731

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2016	31,765	$34	$482,265	$(440,478)	$6,931	$(6,867)	$41,885
Net income (loss)	—	—	—	(936)	—	—	(936)
Other comprehensive income (loss), currency translation adjustments, net of applicable tax	—	—	—	—	3,594	—	3,594
Other comprehensive income (loss), pension liability adjustment, net of income tax	—	—	—	—	4	—	4
Purchase of treasury stock	(544)	—	—	—	—	(703)	(703)
Purchase of restricted stock from employees	(5)	—	—	—	—	(5)	(5)
Stock-based compensation	49		937	—	—	—	937
Balance at September 30, 2017	31,265	$34	$483,202	$(441,414)	$10,529	$(7,575)	$44,776

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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its consolidated financial statements.

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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB amended the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017 and early adoption is permitted only for fiscal years beginning after December 15, 2016. In March, April and May 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU 2016-12 "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" which provide further clarifications to be considered when implementing ASU 2014-09. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We are evaluating the impact of this ASU as it relates to our revenue streams, as well as certain associated expenses. In the third quarter we have made progress in evaluating the impact of this ASU. Based on our assessment (which has

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

not yet been completed), we do not expect our adoption of the standard to have a material impact to our revenue and net income. During the fourth quarter of 2017, we will complete our assessment and implementation process prior to the adoption of ASU 2014-09 on January 1, 2018. We expect to adopt the guidance using the modified retrospective approach.
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

The carrying amounts of the classes of assets and liabilities from the Legal eDiscovery business included in discontinued operations were as follows:

	September 30, 2017	December 31, 2016
Total current assets	$—	$38
Total liabilities (a)	$59	$291

(a) Total liabilities primarily consisted of restructuring liabilities for lease termination payments.

Reported results for the discontinued operations by period were as follows:

	Three Months Ended September 30,
	2017	2016
Revenue	$—	$30
Gross margin	—	71
Reorganization	16	34
Operating income (loss), excluding gain (loss) from sale of business	(16)	29
Income (loss) from discontinued operations before income taxes	(16)	29
Provision (benefit) for income taxes	—	(6)
Income (loss) from discontinued operations	$(16)	$35

	Nine Months Ended September 30,
	2017	2016
Revenue	$—	$30
Gross margin	—	130
Reorganization	34	(309)
Operating income (loss), excluding gain (loss) from sale of business	(34)	385
Income (loss) from discontinued operations before income taxes	(34)	385
Provision (benefit) for income taxes	—	58
Income (loss) from discontinued operations	$(34)	$327

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 5 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	Three Months Ended September 30, 2017
	Contracting	Permanent Recruitment	Talent Management	Other	Total
Revenue	$77,097	$31,783	$8,680	$548	$118,108
Direct costs (1)	68,260	535	1,500	568	70,863
Gross margin	$8,837	$31,248	$7,180	$(20)	$47,245

	Three Months Ended September 30, 2016
	Contracting	Permanent Recruitment	Talent Management (2)	Other	Total
Revenue	$70,440	$28,437	$8,540	$719	$108,136
Direct costs (1)	61,619	627	1,756	592	64,594
Gross margin	$8,821	$27,810	$6,784	$127	$43,542

	Nine Months Ended September 30, 2017
	Contracting	Permanent Recruitment	Talent Management	Other	Total
Revenue	$213,813	$91,991	$27,656	$1,644	$335,104
Direct costs (1)	188,778	1,751	4,915	1,657	197,101
Gross margin	$25,035	$90,240	$22,741	$(13)	$138,003

	Nine Months Ended September 30, 2016
	Contracting	Permanent Recruitment	Talent Management (2)	Other	Total
Revenue	$208,330	$84,499	$27,989	$1,612	$322,430
Direct costs (1)	181,797	1,812	5,555	1,623	190,787
Gross margin	$26,533	$82,687	$22,434	$(11)	$131,643

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On May 24, 2016, the Company's stockholders approved an amendment and restatement of the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 2,400,000 shares. As of September 30, 2017, there were 1,814,807 shares of the Company’s common stock available for future issuance under the ISAP.
A summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the nine months ended September 30, 2017 was as follows:

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Dividend equivalent awards have the same vesting terms as the underlying awards. During the nine months ended September 30, 2017, the Company granted 366,828 restricted stock units to its non-employee directors pursuant to the Director Plan. As of September 30, 2017, non-employee directors held a total of 826,484 deferred restricted stock units.
For the three and nine months ended September 30, 2017 and 2016, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$—	$5	$—	$15
Restricted stock	—	172	—	632
Restricted stock units	229	(25)	937	631
Total	$229	$152	$937	$1,278

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.
As of September 30, 2017, the Company had no unrecognized stock-based compensation expense related to outstanding unvested stock options.
Changes in the Company’s stock options for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017		2016
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	123,500	$6.16	206,000	$8.13
Expired/forfeited	(23,500)	15.97	(82,500)	11.09
Options outstanding at September 30,	100,000	$3.86	123,500	$6.16
Options exercisable at September 30,	100,000	$3.86	98,500	$7.09
Restricted Stock
As of September 30, 2017, the Company had no unrecognized stock-based compensation expense related to outstanding unvested restricted stock. Restricted stock awards have voting and dividend rights as of the grant date.
Changes in the Company’s restricted stock for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017		2016
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	—	$—	680,000	$1.60
Granted	—	—	—	—
Vested	—	—	(180,000)	2.49
Forfeited	—	—	(51,800)	0.79
Unvested restricted stock at September 30,	—	$—	448,200	$1.38

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Restricted Stock Units
As of September 30, 2017, the Company had approximately $748 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.57 years. Restricted stock units have no voting or dividend rights until the awards are vested.
Changes in the Company’s restricted stock units for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017		2016
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	480,000	$2.79	—	$—
Granted	1,356,828	1.08	712,440	2.64
Vested	(415,555)	1.47	(212,440)	2.28
Forfeited	(332,340)	2.79	—	—
Unvested restricted stock units at September 30,	1,088,933	$1.16	500,000	$2.79

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
Effective Tax Rate
The provision for income taxes for the nine months ended September 30, 2017 was $1,525 on a pre-tax income from continuing operations of $623, compared to a provision for income taxes of $1,200 on pre-tax loss from continuing operations of $7,625 for the same period in 2016. The Company’s effective income tax rate was positive 244.8% and negative 15.7% for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions. For the nine months ended September 30, 2016, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, a decrease in tax benefits that were previously recognized, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.
Uncertain Tax Positions
As of September 30, 2017 and December 31, 2016, the Company had $2,204 and $2,211, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate. Accrued interest and penalties were $671 and $610 as of September 30, 2017 and December 31, 2016, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statement of Operations and totaled to a provision of $29 and $31 for the nine months ended September 30, 2017 and 2016, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of September 30, 2017, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2014
Majority of U.S. state and local jurisdictions	2012
United Kingdom	2015
Australia	2013
Majority of other non-U.S. jurisdictions	2012
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of September 30, 2017, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $200 to $500 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

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
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings (loss) per share ("EPS"):
EPS - basic and diluted:
Income (loss) from continuing operations	$(0.03)	$(0.06)	$(0.03)	$(0.26)
Income (loss) from discontinued operations	—	—	—	0.01
Net income (loss)	$(0.03)	$(0.06)	$(0.03)	$(0.25)
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(832)	$(1,908)	$(902)	$(8,825)
Income (loss) from discontinued operations	(16)	35	(34)	327
Net income (loss)	$(848)	$(1,873)	$(936)	$(8,498)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,151	33,572	32,120	34,121
Common stock equivalents: stock options and other stock-based awards (a)	—	—	—	—
Weighted average number of common stock outstanding - diluted	32,151	33,572	32,120	34,121

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2017 and 2016 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unvested restricted stock	—	150,000	—	150,000
Unvested restricted stock units	1,088,933	50,769	1,088,933	50,769
Stock options	100,000	98,500	100,000	98,500
Total	1,188,933	299,269	1,188,933	299,269

NOTE 9 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
Included under the caption "Prepaid and other":
Client guarantees	$190	$139
Other	114	108
Total amount under the caption "Prepaid and other"	$304	$247
Included under the caption "Other assets":
Collateral accounts	$132	$557
Rental deposits	553	385
Total amount under the caption "Other assets"	$685	$942
Total restricted cash	$989	$1,189

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 10 – PROPERTY AND EQUIPMENT, NET
As of September 30, 2017 and December 31, 2016, property and equipment, net, was as follows:

	September 30, 2017	December 31, 2016
Computer equipment	$6,180	$5,888
Furniture and equipment	2,506	2,244
Capitalized software costs	18,532	17,010
Leasehold improvements	14,745	13,699
	41,963	38,841
Less: accumulated depreciation and amortization	35,790	31,800
Property and equipment, net	$6,173	$7,041
The Company had expenditures of approximately $160 and $235 for acquired property and equipment, mainly consisting of software, that had not been placed in service as of September 30, 2017 and December 31, 2016, respectively. Depreciation expense is not recorded for such assets until they are placed in service.
Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 and the non-current portion of the capital lease obligations are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016. A summary of the Company’s lease obligations for equipment acquired under capital lease agreements were as follows:

	September 30, 2017	December 31, 2016
Capital lease obligation, current	$74	$65
Capital lease obligation, non-current	$78	$140

NOTE 11 – GOODWILL
The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption "Other Assets" in the accompanying Condensed Consolidated Balance Sheets, as of September 30, 2017 and December 31, 2016. The goodwill related to the earn-out payment made in 2010 for the Company’s 2007 acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd. The goodwill is recorded in the Asia Pacific segment.

Carrying Value
2017
Goodwill, January 1,	$1,812
Currency translation	84
Goodwill, September 30,	$1,896

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

For the nine months ended September 30, 2017, restructuring charges associated with these initiatives primarily included changes in estimates for lease termination payments for rationalized offices in Europe under the Previous Plans. Business reorganization for the three and nine months ended September 30, 2017 and 2016 by plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Previous Plans	$477	$183	$636	$964
Total reorganization in continuing operations	$477	$183	$636	$964

The following table contains amounts for Changes in Estimate and Payments related to the Previous Plans that were incurred or recovered during the nine months ended September 30, 2017 in continuing operations. The amounts in the "Changes in Estimate" and "Additional Charges" columns are classified as business reorganization in the Company’s Condensed Consolidated Statement of Operations. Changes in the accrued business reorganization for the nine months ended September 30, 2017 were as follows:

	December 31, 2016	Changes in Estimate	Additional Charges	Payments	September 30, 2017
Lease termination payments	$2,273	$613	$—	$(1,183)	$1,703
Employee termination benefits	266	(8)	—	(132)	126
Other associated costs	32	31	—	(33)	30
Total	$2,571	$636	$—	$(1,348)	$1,859

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The legal reserves are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company’s reserves were $118 and $105 as of September 30, 2017 and December 31, 2016, respectively.
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

Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The non-current asset retirement obligations are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Current portion of asset retirement obligations	$65	$78
Non-current portion of asset retirement obligations	1,912	1,693
Total asset retirement obligations	$1,977	$1,771

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 14 – CREDIT AGREEMENTS

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary ("U.K. Borrower") entered into a receivables finance agreement for an asset-based lending funding facility (the "Lloyds Agreement") with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, "Lloyds"). Until September 15, 2016, the Lloyds Agreement provided the U.K. Borrower with the ability to borrow up to $20,099 (£15,000), at which time the U.K. Borrower entered into an amendment to the Lloyds Agreement that reduced the borrowing limit to $16,079 (£12,000). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower. The initial term was two years with renewal periods every three months thereafter.

On September 15, 2017, the Lloyds Agreement was further amended to (1) reduce the maximum core facility borrowing to $12,729 (£9,500) from $15,409 (£11,500), which as a result, reduced the maximum borrowings to $13,399 (£10,000) from $16,079 (£12,000), (2) extend the term by 12 months from the date of the amendment, and (3) reduce the month end minimum excess availability to $2,010 (£1,500) from $2,680 (£2,000).

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed contracting and permanent recruitment activities in the U.K. operations ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $12,729 (£9,500) and is based on 83% of eligible billed contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $670 (£500) and is based on 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post-tax profits; and (4) at the end of each month, there must be a minimum excess availability of $2,010 (£1,500).
The details of the Lloyds Agreement as of September 30, 2017 were as follows:

September 30, 2017
Borrowing capacity	$7,149
Less: outstanding borrowing	(1,873)
Additional borrowing availability	$5,276
Interest rates on outstanding borrowing	2.00%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of September 30, 2017.

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

The Finance Agreement provides a bank guarantee facility of up to $2,350 (AUD 3,000) for Hudson Australia and Hudson New Zealand. The Finance Agreement matures and becomes due and payable on October 27, 2018. A fee equal to 1.5% per

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

annum will be charged on each bank guarantee issued under the Finance Agreement. The Finance Agreement bears a fee, payable semiannually in arrears, equal to 0.3% per annum of NAB’s commitment under the Finance Agreement.

The Australian Receivables Agreement provides a receivables facility of up to $19,583 (AUD 25,000) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $3,133 (AUD 4,000) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 (AUD 6) per month.

The New Zealand Receivables Agreement provides a receivables facility of up to $3,605 (NZD 5,000) for Hudson New Zealand, which is based on an agreed percentage of eligible accounts receivable. The New Zealand Receivables Agreement does not have a stated maturity date and can be terminated by Hudson New Zealand or BNZ upon 90 days written notice. Borrowings under the New Zealand Receivables Agreement may be made with an interest rate based on a market rate. The New Zealand Receivables Agreement bears a fee, payable monthly in advance, equal to $1 (NZD 1) per month.

The details of the Finance Agreement, Australian Receivables Agreement and New Zealand Receivables Agreement as of September 30, 2017 were as follows:

September 30, 2017
Finance Agreement:
Financial guarantee capacity	$2,350
Less: outstanding financial guarantees	(2,055)
Additional availability for financial guarantees	$295
Interest rates on outstanding financial guarantees	1.50%

Australian Receivables Agreement:
Borrowing capacity	$17,753
Less: outstanding borrowing	(6,309)
Additional borrowing availability	$11,444
Interest rates on outstanding borrowing	3.15%

New Zealand Receivables Agreement:
Borrowing capacity	$2,075
Less: outstanding borrowing	—
Additional borrowing availability	$2,075
Interest rates on outstanding borrowing	3.99%

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

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2017.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. The Belgium subsidiary has a $1,181 (€1,000) overdraft facility. Borrowings under the Belgium arrangement may be made using an interest rate based on the one-month EURIBOR plus a margin, and the interest rate was 2.75% as of September 30, 2017. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. There were no outstanding borrowings under the Belgium lending agreement as of September 30, 2017.
In Singapore, the Company’s subsidiary can borrow up to $147 (SGD 200) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on September 30, 2017. The Singapore overdraft facility expires annually each August, but can be renewed for one year periods at that time. As of September 30, 2017, the Singapore overdraft facility had outstanding borrowings of $24(SGD 32) and additional borrowings availability of $124 (SGD 168).
The average aggregate monthly outstanding borrowings under the Lloyds Agreement, NAB Facility Agreement and the credit agreements in Belgium and Singapore were $11,771 for the nine months ended September 30, 2017. The weighted average interest rate on all outstanding borrowings for the nine months ended September 30, 2017 was 3.04%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of applicable tax, consisted of the following:

	September 30,	December 31,
	2017	2016
Foreign currency translation adjustments	$10,420	$6,826
Pension plan obligations	109	105
Accumulated other comprehensive income (loss)	$10,529	$6,931

NOTE 16 – STOCKHOLDERS' EQUITY

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the three and nine months ended September 30, 2017, the Company repurchased 125,770 and 543,634 shares on the open market for a total cost of $181 and $703, respectively. During 2016, the Company purchased 1,100,000 shares from Sagard Capital Partners, L.P. in a private transaction pursuant to a securities purchase agreement for a total cost of $1,980 or $1.80 per share. As of September 30, 2017, under the July 30, 2015 authorization, the Company had repurchased 3,532,761 shares for a total cost of $7,217.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Elimination	Total
For The Three Months Ended September 30, 2017
Revenue, from external customers	$4,044	$76,509	$37,555	$—	$—	$118,108
Inter-segment revenue	47	—	78	—	(125)	—
Total revenue	$4,091	$76,509	$37,633	$—	$(125)	$118,108
Gross margin, from external customers	$3,668	$25,407	$18,170	$—	$—	$47,245
Inter-segment gross margin	43	(63)	20	—	—	—
Total gross margin	$3,711	$25,344	$18,190	$—	$—	$47,245
Business reorganization	$—	$—	$477	$—	$—	$477
EBITDA (loss) (a)	$483	$1,685	$(380)	$(1,313)	$—	$475
Depreciation and amortization	—	445	173	79	—	697
Intercompany interest income (expense), net	—	—	(47)	47	—	—
Interest income (expense), net	—	(103)	(2)	(5)	—	(110)
Income (loss) from continuing operations before income taxes	$483	$1,137	$(602)	$(1,350)	$—	$(332)

For The Nine Months Ended September 30, 2017
Revenue, from external customers	$12,519	$205,483	$117,102	$—	$—	$335,104
Inter-segment revenue	47	—	206	—	(253)	—
Total revenue	$12,566	$205,483	$117,308	$—	$(253)	$335,104
Gross margin, from external customers	$11,239	$68,573	$58,191	$—	$—	$138,003
Inter-segment gross margin	35	(181)	146	—	—	—
Total gross margin	$11,274	$68,392	$58,337	$—	$—	$138,003
Business reorganization	$(91)	$—	$749	$(22)	$—	$636
EBITDA (loss) (a)	$1,117	$2,253	$3,117	$(3,497)	$—	$2,990
Depreciation and amortization	2	1,311	501	236	—	2,050
Intercompany interest income (expense), net	—	—	(136)	136	—	—
Interest income (expense), net	—	(314)	3	(6)	—	(317)
Income (loss) from continuing operations before income taxes	$1,115	$628	$2,483	$(3,603)	$—	$623

As of September 30, 2017
Accounts receivable, net	$2,436	$40,793	$28,096	$—	$—	$71,325
Long-lived assets, net of accumulated depreciation and amortization	$—	$6,587	$1,446	$122	$—	$8,155
Total assets	$6,317	$58,638	$42,662	$2,190	$—	$109,807

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended September 30, 2016
Revenue, from external customers	$4,163	$64,607	$39,366	$—	$—	$108,136
Inter-segment revenue	42	—	73	—	(115)	—
Total revenue	$4,205	$64,607	$39,439	$—	$(115)	$108,136
Gross margin, from external customers	$3,691	$22,414	$17,437	$—	$—	$43,542
Inter-segment gross margin	13	(59)	46	—	—	—
Total gross margin	$3,704	$22,355	$17,483	$—	$—	$43,542
Business reorganization	$(3)	$(1)	$188	$(1)	$—	$183
EBITDA (loss) (a)	$326	$275	$(466)	$(415)	$—	$(280)
Depreciation and amortization	$12	$457	$253	$79	$—	801
Intercompany interest income (expense), net	—	—	(48)	48	—	—
Interest income (expense), net	$—	$(101)	$(6)	$(2)	$—	$(109)
Income (loss) from continuing operations before income taxes	$314	$(283)	$(773)	$(448)	$—	$(1,190)

For The Nine Months Ended September 30, 2016
Revenue, from external customers	$11,660	$177,717	$133,053	$—	$—	$322,430
Inter-segment revenue	21	(1)	220	—	(240)	—
Total revenue	$11,681	$177,716	$133,273	$—	$(240)	$322,430
Gross margin, from external customers	$10,210	$63,601	$57,832	$—	$—	$131,643
Inter-segment gross margin	(11)	(182)	193	—	—	—
Total gross margin	$10,199	$63,419	$58,025	$—	$—	$131,643
Business reorganization	$(41)	$273	$781	$(49)	$—	$964
EBITDA (loss) (a)	$313	$(370)	$761	$(5,771)	$—	$(5,067)
Depreciation and amortization	43	1,296	629	326	—	2,294
Intercompany interest income (expense), net	—	—	(163)	163	—	—
Interest income (expense), net	—	(230)	(28)	(6)	—	(264)
Income (loss) from continuing operations before income taxes	$270	$(1,896)	$(59)	$(5,940)	$—	$(7,625)

As of September 30, 2016
Accounts receivable, net	$2,937	$34,806	$27,187	$—	$—	$64,930
Long-lived assets, net of accumulated depreciation and amortization	$8	$7,364	$1,431	$445	$—	$9,248
Total assets	$5,383	$53,778	$42,978	$2,802	$—	$104,941

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the nine months ended September 30, 2017 and 2016 and long-lived assets and net assets by geographic area as of September 30, 2017 and 2016 were as follows:

	United Kingdom	Australia	China	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For The Three Months Ended September 30, 2017
Revenue (a)	$24,265	$58,980	$4,875	$3,860	$13,290	$12,653	$185	$118,108
For The Three Months Ended September 30, 2016
Revenue (a)	$27,010	$49,799	$4,087	$3,921	$12,356	$10,721	$242	$108,136
For The Nine Months Ended September 30, 2017
Revenue (a)	$73,751	$158,845	$12,891	$11,907	$43,351	$33,747	$612	$335,104
For The Nine Months Ended September 30, 2016
Revenue (a)	$93,671	$136,813	$12,362	$11,016	$39,382	$28,542	$644	$322,430
As of September 30, 2017
Long-lived assets, net of accumulated depreciation and amortization (b)	$1,114	$3,712	$2,355	$130	$323	$521	$—	$8,155
Net assets	$9,025	$13,542	$6,592	$2,762	$9,176	$3,900	$(221)	$44,776
As of September 30, 2016
Long-lived assets, net of accumulated depreciation and amortization (b)	$1,235	$4,457	$2,523	$445	$196	$384	$8	$9,248
Net assets	$11,962	$8,601	$7,143	$2,954	$8,777	$5,321	$(56)	$44,702

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
Conditions in Continental Europe have shown improvement with GDP growth in most of the major markets, as well as forecasted GDP growth for the remainder of 2017, although the political situation in Spain could negatively impact GDP growth in the short term. Australia faces a modest GDP growth outlook for the remainder of 2017, and the outlook for Asia is improving as China's growth outlook has stabilized.
The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic and political conditions and their effect on the demand for the Company's services.
Financial Performance
The Company achieved positive financial performance for the third quarter of 2017 in most of the markets in which it operates. On a constant currency basis, for the three months ended September 30, 2017, revenue increased by $7.2 million, or 6.5%, and gross margin increased by $2.6 million, or 5.7%, respectively, compared to the same period in 2016.

The changes in revenue and gross margin were driven by strong results in Asia, Australia/New Zealand, and Continental Europe, partially offset by declines in revenue and gross margin in the U.K.

The following is a summary of the highlights for the three and nine months ended September 30, 2017 and 2016. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment.

•	Revenue was $118.1 million for the three months ended September 30, 2017, compared to $108.1 million for the same period in 2016, an increase of $10.0 million, or 9.2%.

◦
On a constant currency basis, the Company's revenue increased $7.2 million, or 6.5%, mainly due to an increase of $4.9 million in contracting revenue (up 6.8% compared to the same period in 2016) and $2.7 million in permanent recruitment revenue (up 9.3% compared to the same period in 2016).

•	Revenue was $335.1 million for the nine months ended September 30, 2017, compared to $322.4 million for the same period in 2016, an increase of $12.7 million, or 3.9%.

◦
On a constant currency basis, the Company's revenue increased $16.5 million, or 5.2%, mainly due to an increase of $8.4 million in permanent recruitment revenue (up 10.0% compared to the same period in 2016) and $8.3 million in contracting revenue (up 4.1% compared to the same period in 2016).

•	Gross margin was $47.2 million for the three months ended September 30, 2017, compared to $43.5 million for the same period in 2016, an increase of $3.7 million, or 8.5%.

◦
On a constant currency basis, gross margin increased $2.6 million, or 5.7%, mainly due to an increase of $2.8 million in permanent recruitment gross margin (up 9.9% compared to the same period in 2016) partially offset by a decrease of $0.2 million in contracting gross margin (down 2.1% compared to the same period in 2016).

•	Gross margin was $138.0 million for the nine months ended September 30, 2017, compared to $131.6 million for the same period in 2016, an increase of $6.4 million, or 4.8%.

◦
On a constant currency basis, gross margin increased $7.7 million, or 5.9%, mainly due to an increase of $8.4 million in permanent recruitment gross margin (up 10.3% compared to the same period in 2016) partially offset by a decrease of $1.0 million in contracting gross margin (down 4.0% compared to the same period in 2016).

Index

•
Selling, general and administrative expenses and other non-operating income (expense) ("SG&A and Non-Op") were $46.3 million for the three months ended September 30, 2017, compared to $43.6 million for the same period in 2016, an increase of $2.7 million, or 6.1%.

◦
On a constant currency basis, SG&A and Non-Op increased $1.6 million, or 3.6%. SG&A and Non-Op, as a percentage of revenue, were 39.2% for the three months ended September 30, 2017, compared to 40.3% for the same period in 2016.

•	SG&A and Non-Op were $134.4 million for the nine months ended September 30, 2017, compared to $135.7 million for the same period in 2016, a decrease of $1.4 million, or 1.0%.

◦
On a constant currency basis, SG&A and Non-Op increased $0.2 million, or 0.1%. SG&A and Non-Op, as a percentage of revenue, were 40.1% for the nine months ended September 30, 2017, compared to 42.1% for the same period in 2016.

•
Business reorganization was $0.5 million for the three months ended September 30, 2017, compared to expense of $0.2 million for the same period in 2016, an increase of approximately $0.3 million. On a constant currency basis, business reorganization increased $0.3 million.

•
Business reorganization was $0.6 million for the nine months ended September 30, 2017, compared to $1.0 million for the same period in 2016, a decrease of approximately $0.3 million. On a constant currency basis, business reorganization decreased $0.3 million.

•
EBITDA was $0.5 million for the three months ended September 30, 2017, compared to EBITDA loss of $0.3 million for the same period in 2016, an increase in EBITDA of $0.8 million. On a constant currency basis, EBITDA increased $0.6 million.

•
EBITDA was $3.0 million for the nine months ended September 30, 2017, compared to EBITDA loss of $5.1 million for the same period in 2016, an increase in EBITDA of $8.1 million. On a constant currency basis, EBITDA increased $7.8 million.

•
Net loss was $0.8 million for the three months ended September 30, 2017, compared to net loss of $1.9 million for the same period in 2016, a decrease in net loss of $1.0 million. On a constant currency basis, net loss decreased $0.9 million.

•
Net loss was $0.9 million for the nine months ended September 30, 2017, compared to net loss of $8.5 million for the same period in 2016, a decrease in net loss of $7.6 million. On a constant currency basis, net loss decreased $7.4 million.

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization, operating income (loss), net income (loss) and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and nine months ended September 30, 2017 and 2016.

Index

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016			2017	2016
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Hudson Americas	$4,044	$4,163	$10	$4,173	$12,519	$11,660	$11	$11,671
Hudson Asia Pacific	76,509	64,607	2,208	66,815	205,483	177,717	4,518	182,235
Hudson Europe	37,555	39,366	575	39,941	117,102	133,053	(8,307)	124,746
Total	$118,108	$108,136	$2,793	$110,929	$335,104	$322,430	$(3,778)	$318,652
Gross margin:
Hudson Americas	$3,668	$3,691	$8	$3,699	$11,239	$10,210	$9	$10,219
Hudson Asia Pacific	25,407	22,414	625	23,039	68,573	63,601	966	64,567
Hudson Europe	18,170	17,437	521	17,958	58,191	57,832	(2,318)	55,514
Total	$47,245	$43,542	$1,154	$44,696	$138,003	$131,643	$(1,343)	$130,300
SG&A and Non-Op (a):
Hudson Americas	$3,230	$3,382	$3	$3,385	$10,248	$9,928	$5	$9,933
Hudson Asia Pacific	23,660	22,072	516	22,588	66,095	63,521	783	64,304
Hudson Europe	18,092	17,756	517	18,273	54,525	56,475	(2,335)	54,140
Corporate	1,311	429	—	429	3,509	5,822	—	5,822
Total	$46,293	$43,639	$1,036	$44,675	$134,377	$135,746	$(1,547)	$134,199
Business reorganization:
Hudson Americas	$—	$(3)	$—	$(3)	$(91)	$(41)	$—	$(41)
Hudson Asia Pacific	—	(1)	(3)	(4)	—	273	(2)	271
Hudson Europe	477	188	3	191	749	781	(45)	736
Corporate	—	(1)	—	(1)	(22)	(49)	—	(49)
Total	$477	$183	$—	$183	$636	$964	$(47)	$917
Operating income (loss):
Hudson Americas	$558	$409	$5	$414	$1,333	$538	$3	$541
Hudson Asia Pacific	1,868	714	122	836	2,961	507	174	681
Hudson Europe	(75)	(389)	43	(346)	3,811	1,289	129	1,418
Corporate	(2,452)	(1,520)	—	(1,520)	(6,654)	(9,250)	—	(9,250)
Total	$(101)	$(786)	$170	$(616)	$1,451	$(6,916)	$306	$(6,610)
Net income (loss), consolidated	$(848)	$(1,873)	$77	$(1,796)	$(936)	$(8,498)	$169	$(8,329)
EBITDA (loss) from continuing operations (b):
Hudson Americas	$483	$326	$(2)	$324	$1,117	$313	$5	$318
Hudson Asia Pacific	1,685	275	118	393	2,253	(370)	175	(195)
Hudson Europe	(380)	(466)	20	(446)	3,117	761	81	842
Corporate	(1,313)	(415)	—	(415)	(3,497)	(5,771)	—	(5,771)
Total	$475	$(280)	$136	$(144)	$2,990	$(5,067)	$261	$(4,806)

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2017	2016	2017	2016
Net income (loss)	$(848)	$(1,873)	$(936)	$(8,498)
Adjustment for income (loss) from discontinued operations, net of income taxes	(16)	35	(34)	327
Income (loss) from continuing operations	$(832)	$(1,908)	$(902)	$(8,825)
Adjustments to net income (loss) from continuing operations
Provision for (benefit from) income taxes	500	718	1,525	1,200
Interest expense, net	110	109	317	264
Depreciation and amortization expense	697	801	2,050	2,294
Total adjustments from net income (loss) to EBITDA (loss)	1,307	1,628	3,892	3,758
EBITDA (loss) from continuing operations	$475	$(280)	$2,990	$(5,067)

Index

Contracting Data
The following table sets forth the Company’s contracting revenue, gross margin, and gross margin as a percentage of revenue for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016			2017	2016
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	As reported	Currency translation	Constant currency
CONTRACTING DATA (a):
Revenue:
Hudson Americas	$279	$346	$1	$347	$961	$1,093	$1	$1,094
Hudson Asia Pacific	55,924	46,657	1,742	48,399	149,929	125,995	3,939	129,934
Hudson Europe	20,894	23,437	—	23,437	62,923	81,242	(6,795)	74,447
Total	$77,097	$70,440	$1,743	$72,183	$213,813	$208,330	$(2,855)	$205,475
Gross margin:
Hudson Americas	$16	$43	$(1)	$42	$84	$165	$—	$165
Hudson Asia Pacific	6,135	5,601	202	5,803	16,556	15,150	467	15,617
Hudson Europe	2,686	3,177	8	3,185	8,395	11,218	(926)	10,292
Total	$8,837	$8,821	$209	$9,030	$25,035	$26,533	$(459)	$26,074
Gross margin as a percentage of revenue:
Hudson Americas	5.7%	12.4%	N/A	12.1%	8.7%	15.1%	N/A	15.1%
Hudson Asia Pacific	11.0%	12.0%	N/A	12.0%	11.0%	12.0%	N/A	12.0%
Hudson Europe	12.9%	13.6%	N/A	13.6%	13.3%	13.8%	N/A	13.8%
Total	11.5%	12.5%	N/A	12.5%	11.7%	12.7%	N/A	12.7%

(a)
Contracting gross margin and gross margin as a percentage of revenue are shown to provide further comparability relative to the Company's peers. Contracting gross margin is derived by deducting the direct costs of contracting from contracting revenue. The Company’s calculation of gross margin may differ from that of other companies. See Note 5 to the Condensed Consolidated Financial Statements for direct costs and gross margin information.

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Revenue	$4.0	$4.2	$(0.1)	(2.9)%	$12.5	$11.7	$0.9	7.4%

For the three months ended September 30, 2017, contracting revenue decreased by $0.1 million, or 19.4%, as a result of a decline in demand for contracting services from RPO clients, as compared to the same period in 2016.

For the nine months ended September 30, 2017, permanent recruitment revenue increased $1.0 million, or 9.6%, as compared to the same period in 2016. The increase was attributable to growth of existing RPO clients and new business implementations.
Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Gross margin	$3.7	$3.7	$—	(0.6)%	$11.2	$10.2	$1.0	10.1%
Gross margin as a percentage of revenue	90.7%	88.7%	N/A	N/A	89.8%	87.6%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	5.7%	12.4%	N/A	N/A	8.7%	15.1%	N/A	N/A

For the three months ended September 30, 2017, contracting and permanent recruitment gross margin remained flat as compared to the same period in 2016.

For the nine months ended September 30, 2017, permanent recruitment gross margin increased $1.2 million, or 11.5%, as a result of growth in RPO, as compared to the same period in 2016.

For the three months ended September 30, 2017, total gross margin as a percentage of revenue was 90.7%, as compared to 88.7% for the same period in 2016. For the nine months ended September 30, 2017, total gross margin as a percentage of revenue was 89.8%, as compared to 87.6% for the same period in 2016. The increase in total gross margin as a percentage of revenue was attributed to the higher mix of permanent recruitment in 2017 compared to 2016.

Index

SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
SG&A and Non-Op	$3.2	$3.4	$(0.2)	(4.5)%	$10.2	$9.9	$0.3	3.2%
SG&A and Non-Op as a percentage of revenue	79.9%	81.2%	N/A	N/A	81.9%	85.1%	N/A	N/A

For the three months ended September 30, 2017, SG&A and Non-Op decreased $0.2 million, or 4.5%, as compared to the same period in 2016 due to lower costs of service delivery teams.
For the nine months ended September 30, 2017, SG&A and Non-Op increased $0.3 million, or 3.2%, as compared to the same period in 2016 due to higher costs of service delivery teams attributable to the growth in RPO.

Business Reorganization

For the three months ended September 30, 2017 and 2016, there was no business reorganization expense. For the nine months ended September 30, 2017, business reorganization was a credit of $0.1 million as compared to $0.0 million for the same period in 2016.
Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Operating income (loss)	$0.6	$0.4	$0.1	25.0%	$1.3	$0.5	$0.8	(a)
EBITDA (loss)	$0.5	$0.3	$0.2	66.7%	$1.1	$0.3	$0.8	(a)
EBITDA (loss) as a percentage of revenue	11.9%	7.8%	N/A	N/A	8.9%	2.7%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended September 30, 2017, EBITDA was $0.5 million, or 11.9% of revenue, as compared to EBITDA of $0.3 million, or 7.8% of revenue, for the same period in 2016. For the nine months ended September 30, 2017, EBITDA was $1.1 million, or 8.9% of revenue, as compared to EBITDA of $0.3 million, or 2.7% of revenue, for the same period in 2016. The increase in EBITDA for the three months ended September 30, 2017 was principally due to the decrease in SG&A and Non-Op. The increase in EBITDA for the nine months ended September 30, 2017 was principally due to the increase in gross margin partially offset by the increase in SG&A and Non-Op.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Revenue	$76.5	$66.8	$9.7	14.5%	$205.5	$182.2	$23.2	12.8%

For the three months ended September 30, 2017, contracting and permanent recruitment revenue increased $7.5 million and $1.6 million, or 15.5% and 10.9%, respectively, as compared to the same period in 2016.

In Australia and New Zealand, revenue increased $8.0 million, or 13.3%, for the three months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily in contracting revenue and talent management, which increased $7.5 million and $0.7 million, or 15.6% and 25.5%, respectively, for the three months ended September 30, 2017, as compared to the same period in 2016. The increase in contracting revenue for the three months ended September 30, 2017 was in the Company's public sector practice partially offset by declines in the financial services and technical and engineering practices.

In Asia, revenue increased $1.7 million, or 25.1%, for the three months ended September 30, 2017, as compared to the same period in 2016. The increase in Asia was primarily in Hong Kong and China.

For the nine months ended September 30, 2017, contracting and permanent recruitment revenue increased $20.0 million and $2.8 million, or 15.4% and 6.6%, respectively, as compared to the same period in 2016.

In Australia and New Zealand, revenue increased $20.8 million, or 12.7%, for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily in contracting revenue and talent management, which increased $19.8 million and $0.9 million, or 15.3% and 10.1%, respectively, for the nine months ended September 30, 2017, as compared to the same period in 2016. The increases in contracting revenue for the nine months ended September 30, 2017 were a result of the same factors noted above.

In Asia, revenue increased $2.5 million, or 13.1%, for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase in Asia was primarily in Hong Kong and China.

Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Gross margin	$25.4	$23.0	$2.4	10.3%	$68.6	$64.6	$4.0	6.2%
Gross margin as a percentage of revenue	33.2%	34.5%	N/A	N/A	33.4%	35.4%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	11.0%	12.0%	N/A	N/A	11.0%	12.0%	N/A	N/A

For the three months ended September 30, 2017, permanent recruitment and contracting gross margin increased $1.5 million and $0.3 million, or 10.3% and 5.7%, respectively, as compared to the same period in 2016.

In Australia and New Zealand, gross margin increased $0.8 million, or 5.0%, for the three months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily in talent management and contracting which

Index

increased $0.6 million and $0.3 million, or 32.4% and 5.8%, respectively, for the three months ended September 30, 2017, as compared to the same period in 2016.

In Asia, gross margin increased $1.5 million, or 24.4%, for the three months ended September 30, 2017, as compared to the same period in 2016. The increase in Asia was primarily in Hong Kong and China.

For the nine months ended September 30, 2017, permanent recruitment and contracting gross margin increased $2.6 million and $0.9 million, or 6.1% and 6.0%, respectively, as compared to the same period in 2016.

In Australia and New Zealand, gross margin increased $1.8 million, or 3.8%, for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily in contracting and talent management increasing $0.9 million and $0.8 million or 6.1% and 13.3%, respectively, for the nine months ended September 30, 2017, as compared to the same period in 2016.

In Asia, gross margin increased $2.2 million, or 12.4%, for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase in Asia was primarily in Hong Kong and China.

Total gross margin as a percentage of revenue was 33.2% for the three months ended September 30, 2017, as compared to 34.5% for the same period in 2016. Total gross margin as a percentage of revenue was 33.4% for the nine months ended September 30, 2017, as compared to 35.4% for the same period in 2016. The decrease in total gross margin as a percentage of revenue for the three and nine months ended September 30, 2017 resulted from a decline in the contracting gross margin percentage as compared to the same periods in 2016.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$23.7	$22.6	$1.1	4.7%	$66.1	$64.3	$1.8	2.8%
SG&A and Non-Op as a percentage of revenue	30.9%	33.8%	N/A	N/A	32.2%	35.3%	N/A	N/A

For the three months ended September 30, 2017, SG&A and Non-Op increased $1.1 million, or 4.7%, as compared to the same period in 2016. The increase was primarily due to higher selling costs and higher overhead costs associated with the growth in the business. For the nine months ended September 30, 2017, SG&A and Non-Op increased $1.8 million, or 2.8%, as compared to the same period in 2016. The increase was primarily due to the reason stated above.

For the three months ended September 30, 2017, SG&A and Non-Op, as a percentage of revenue, was 30.9%, as compared to 33.8% for the same period in 2016. For the nine months ended September 30, 2017, SG&A and Non-Op, as a percentage of revenue, were 32.2%, as compared to 35.3% for the same period in 2016. The decrease in SG&A and Non-Op, as a percentage of revenue, was principally due to revenue growing at a faster rate than SG&A and Non-op.

Business Reorganization

For the three months ended September 30, 2017 and 2016, there was no business reorganization. For the nine months ended September 30, 2017, there was no business reorganization, as compared to $0.3 million for the same period in 2016. Business reorganization in 2016 was primarily due to severance costs.

Index

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Operating income (loss)	$1.9	$0.8	$1.0	(a)	$3.0	$0.7	$2.3	(a)
EBITDA (loss)	$1.7	$0.4	$1.3	(a)	$2.3	$(0.2)	$2.4	(a)
EBITDA (loss) as a percentage of revenue	2.2%	0.6%	N/A	N/A	1.1%	(0.1)%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended September 30, 2017, EBITDA was $1.7 million, or 2.2% of revenue, as compared to EBITDA of $0.4 million, or 0.6% of revenue, for the same period in 2016. For the nine months ended September 30, 2017, EBITDA was $2.3 million, or 1.1% of revenue, as compared to EBITDA loss of $0.2 million, or 0.1% of revenue, for the same period in 2016. The increase in EBITDA for the three and nine months ended September 30, 2017 was principally due to the increase in gross margin and decline in business reorganization partially offset by an increase in SG&A and Non-Op.
For the three months ended September 30, 2017, operating income was $1.9 million, as compared to operating income of $0.8 million for the same period in 2016. For the nine months ended September 30, 2017, operating income was $3.0 million, as compared to operating income of $0.7 million for the same period in 2016. The difference between operating income (loss) and EBITDA (loss) for the three and nine months ended September 30, 2017 and 2016 was principally due to corporate management fees, foreign currency gains and losses and depreciation.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Revenue	$37.6	$39.9	$(2.4)	(6.0)%	$117.1	$124.7	$(7.6)	(6.1)%

For the three months ended September 30, 2017, contracting and talent management revenue decreased $2.5 million and $0.9 million, or 10.9% and 16.5%, respectively, as compared to the same period in 2016. The decline was partially offset by an increase in permanent recruitment revenue of $1.1 million, or 11.0%, as compared to the same period in 2016.

For the nine months ended September 30, 2017, contracting and talent management revenue decreased $11.5 million and $0.9 million, or 15.5% and 5.0%, respectively, as compared to the same period in 2016. The decline was partially offset by an increase in permanent recruitment revenue of $4.6 million, or 15.0%, as compared to the same period in 2016.

In the U.K., for the three months ended September 30, 2017, revenue decreased by $2.7 million, or 9.9%, to $24.3 million, from $26.9 million for the same period in 2016. For the three months ended September 30, 2017, the decrease in the U.K. was driven by a decline in contracting revenue of $2.7 million, or 12.5%, as compared to the same period in 2016, partially offset by an increase in permanent recruitment revenue of $0.4 million, or 8.3%, as compared to the same period in 2016. The decline in contracting revenue is primarily a result of reduced demand from large financial services and public sector clients.

In the U.K., for the nine months ended September 30, 2017, revenue decreased by $11.7 million, or 13.7%, to $73.8 million, from $85.5 million for the same period in 2016. For the nine months ended September 30, 2017, the decrease in the U.K. was driven by a decline in contracting revenue of $12.4 million, or 17.6%, as compared to the same period in 2016, partially offset by an increase in permanent recruitment revenue of $0.9 million, or 7.0%, as compared to the same period in 2016. The decline in contracting revenue is due to the same factors noted above.

In Continental Europe, total revenue was $13.3 million for the three months ended September 30, 2017, as compared to $13.0 million for the same period in 2016, an increase of $0.3 million, or 2.1%.

In Continental Europe, for the nine months ended September 30, 2017, total revenue was $43.4 million, as compared to $39.3 million for the same period in 2016, an increase of $4.1 million, or 10.4%.

Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Gross margin	$18.2	$18.0	$0.2	1.2%	$58.2	$55.5	$2.7	4.8%
Gross margin as a percentage of revenue	48.4%	45.0%	N/A	N/A	49.7%	44.5%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	12.9%	13.6%	N/A	N/A	13.3%	13.8%	N/A	N/A

For the three months ended September 30, 2017, permanent recruitment gross margin increased $1.3 million, or 12.7%, as compared to the same period in 2016. The increase was partially offset by declines in talent management and contracting gross margins of $0.6 million and $0.5 million, or 11.6% and 15.7%, respectively, as compared to the same period in 2016.

Index

For the nine months ended September 30, 2017, permanent recruitment gross margin increased $4.7 million, or 15.7%, partially offset by declines in contracting and talent management gross margins of $1.9 million and $0.4 million, or 18.4% and 2.4%, respectively, as compared to the same period in 2016.

In the U.K., total gross margin for the three months ended September 30, 2017 decreased $0.2 million, or 2.6%, as compared to the same period in 2016. The decrease in the U.K. was driven by a decline in contracting gross margin of $0.6 million, or 20.2%, as compared to the same period in 2016, partially offset by an increase in permanent recruitment gross margin of $0.4 million, or 10.7%, as compared to the same period in 2016.

In the U.K., total gross margin for the nine months ended September 30, 2017 decreased $1.2 million, or 5.4%, as compared to the same period in 2016. The decrease in the U.K. was driven by a decline in contracting gross margin of $2.2 million, or 23.1%, as compared to the same period in 2016, partially offset by an increase in permanent recruitment gross margin of $1.0 million, or 7.6%, as compared to the same period in 2016.

In Continental Europe, for the three months ended September 30, 2017, total gross margin increased $0.4 million, or 3.8%, as compared to the same period in 2016.

In Continental Europe, for the nine months ended September 30, 2017, total gross margin increased $3.9 million, or 12.1%, as compared to the same period in 2016.

For the three months ended September 30, 2017, gross margin, as a percentage of revenue, was 48.4%, as compared to 45.0% for 2016. For the nine months ended September 30, 2017, gross margin, as a percentage of revenue, was 49.7%, as compared to 44.5% for 2016. The increase in gross margin, as a percentage of revenue, resulted from an increase in the relative mix of higher margin permanent recruitment compared to lower margin contracting revenues. The contracting gross margin, as a percentage of revenue, for the three months ended September 30, 2017, was 12.9%, as compared to 13.6%, for the same period in 2016. For the nine months ended September 30, 2017, the contracting gross margin, as a percentage of revenue, was 13.3%, as compared to 13.8% for the same period in 2016.

SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$18.1	$18.3	$(0.2)	(1.0)%	$54.5	$54.1	$0.4	0.7%
SG&A and Non-Op as a percentage of revenue	48.2%	45.7%	N/A	N/A	46.6%	43.4%	N/A	N/A

For the three months ended September 30, 2017, SG&A and Non-Op decreased $0.2 million, or 1.0%, as compared to the same period in 2016. The decrease in SG&A and Non-Op were a result of lower staff and occupancy costs.

For the nine months ended September 30, 2017, SG&A and Non-Op increased $0.4 million, or 0.7%, as compared to the same period in 2016. The increase in SG&A and Non-Op were a result of higher staff costs partially offset by lower occupancy costs.

For the three months ended September 30, 2017, SG&A and Non-Op, as a percentage of revenue, was 48.2%, as compared to 45.7% for the same period in 2016. For the nine months ended September 30, 2017, SG&A and Non-Op, as a percentage of revenue, was 46.6%, as compared to 43.4% for the same period in 2016. The increase in SG&A and Non-Op, as a percentage of revenue, for the three and nine months ended September 30, 2017 were primarily due to the decline in lower margin contracting revenue.

Index

Business Reorganization

For the three months ended September 30, 2017, business reorganization was $0.5 million, as compared to $0.2 million for the same period in 2016. For the nine months ended September 30, 2017, business reorganization was $0.7 million as compared to $0.7 million for the same period in 2016. The business reorganization for the three and nine months ended September 30, 2017 was primarily due to changes in lease exit cost estimates in the U.K.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in amount	Change in %	2017	2016	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Operating income (loss)	$(0.1)	$(0.3)	$0.3	(78.3)%	$3.8	$1.4	$2.4	(a)
EBITDA (loss)	$(0.4)	$(0.4)	$0.1	(14.8)%	$3.1	$0.8	$2.3	(a)
EBITDA (loss) as a percentage of revenue	(1.0)%	(1.1)%	N/A	N/A	2.7%	0.7%	N/A	N/A

For the three months ended September 30, 2017, EBITDA loss was $0.4 million, or 1.0% of revenue, as compared to EBITDA loss of $0.4 million, or 1.1% of revenue, for the same period in 2016. The decrease in EBITDA loss of $0.1 million for the three months ended September 30, 2017, as compared to the same period in 2016, was principally due to an increase in gross margin and lower SG&A and Non-Op.

For the nine months ended September 30, 2017, EBITDA was $3.1 million, or 2.7% of revenue, as compared to EBITDA of $0.8 million, or 0.7% of revenue, for the same period in 2016. The increase in EBITDA for the nine months ended September 30, 2017, as compared to the same period in 2016, was principally due to an increase in gross margin partially offset by higher SG&A and Non-Op.
For the three months ended September 30, 2017, operating loss was $0.1 million, as compared to operating loss of $0.3 million for the same period in 2016. For the nine months ended September 30, 2017 and 2016, operating income was $3.8 million and $1.4 million, respectively. The differences between operating income and EBITDA for the three and nine months ended September 30, 2017 and 2016 were principally due to corporate management fees, foreign currency gains and losses and depreciation.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $1.3 million for the three months ended September 30, 2017, as compared to $0.4 million for the same period in 2016, an increase of $0.9 million. The increase for the three months ended September 30, 2017, was principally due to higher incentive compensation accruals resulting from improved financial performance and higher professional fees as compared to the same period in 2016.

For the nine months ended September 30, 2017, corporate expenses were $3.5 million as compared to $5.8 million for the same period in 2016, a decrease of $2.3 million. The decrease for the nine months ended September 30, 2017 was principally due to legal settlement costs associated with an arbitration claim to the condensed consolidated financial statements during 2016 (see Note 13), partially offset by the factors noted above.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.7 million for the three months ended September 30, 2017, as compared to $0.8 million for the same period in 2016, a decrease of $0.1 million, or 13.0%. For the nine months ended September 30, 2017, depreciation and amortization expense was $2.1 million, as compared to $2.3 million for the same period in 2016, a decrease of $0.2 million, or 10.6%. The decrease was due to the lower level of capital expenditures incurred by the company in recent years.

Interest Expense, Net of Interest Income

Interest expense remained flat at $0.1 million for the three months ended September 30, 2017 and 2016. Interest expense remained flat at $0.3 million for the nine months ended September 30, 2017 and 2016.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the nine months ended September 30, 2017 was $1.5 million on $0.6 million of pre-tax income from continuing operations, as compared to a provision for income tax of $1.2 million on $7.6 million of pre-tax loss from continuing operations for the same period in 2016. The effective tax rate for the nine months ended September 30, 2017 was 244.8%, as compared to beneficial rate of 15.7% for the same period in 2016. For the nine months ended September 30, 2017, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions. For the nine months ended September 30, 2016, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, a decrease in tax benefits that were previously recognized, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.

Net Income (Loss)

Net loss was $0.8 million for the three months ended September 30, 2017, as compared to net loss of $1.9 million for the same period in 2016, a decrease in net loss of $1.0 million. Basic and diluted loss per share were $0.03 for the three months ended September 30, 2017, as compared to basic and diluted loss per share of $0.06 for the same period in 2016.

Net loss was $0.9 million for the nine months ended September 30, 2017, as compared to net loss of $8.5 million for the same period in 2016, a decrease in net loss of $7.6 million. Basic and diluted loss per share were $0.03 for the nine months ended September 30, 2017, as compared to basic and diluted loss per share of $0.25 for the same period in 2016.

Index

Liquidity and Capital Resources
As of September 30, 2017, cash and cash equivalents totaled $16.8 million, as compared to $21.3 million as of December 31, 2016. The following table summarizes the Company's cash flow activities for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
$ in millions	2017	2016
Net cash provided by (used in) operating activities	$(3.5)	$(15.1)
Net cash provided by (used in) investing activities	(0.7)	(1.8)
Net cash provided by (used in) financing activities	(1.3)	(2.9)
Effect of exchange rates on cash and cash equivalents	1.0	(0.5)
Net increase (decrease) in cash and cash equivalents	$(4.5)	$(20.3)

Cash Flows from Operating Activities
For the nine months ended September 30, 2017, net cash used in operating activities was $3.5 million, as compared to $15.1 million net cash used in operating activities for the same period in 2016, a decrease in net cash used in operating activities of $11.5 million. The decline in net cash used in operating activities resulted principally from a decrease in net loss partially offset by an increase in working capital. For the nine months ended September 30, 2017, net cash used in operating activities from discontinued operations was $0.2 million, as compared to $0.7 million for the same period in 2016.

Cash Flows from Investing Activities
For the nine months ended September 30, 2017, net cash used in investing activities was $0.7 million, as compared to $1.8 million of net cash used in investing activities for the same period in 2016. The decrease in net cash used in investing activities was due to a decrease in capital expenditures.
Cash Flows from Financing Activities
For the nine months ended September 30, 2017, net cash used in financing activities was $1.3 million, as compared to net cash used in financing activities of $2.9 million for the same period in 2016, an decrease in net cash used in financing activities of $1.6 million. The decrease in net cash used in financing activities was primarily attributable to a decrease in net borrowings, treasury stock purchases and dividend payments.
Credit Agreements

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary ("U.K. Borrower") entered into a receivables finance agreement for an asset-based lending funding facility (the "Lloyds Agreement") with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, "Lloyds"). Until September 15, 2016, the Lloyds Agreement provided the U.K. Borrower with the ability to borrow up to $20.1 million (£15.0 million), at which time the U.K. Borrower entered into an amendment to the Lloyds Agreement that reduced the borrowing limit to $16.1 million (£12.0 million). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term was two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

On September 15, 2017, the Lloyds Agreement was further amended to (1) reduce the maximum core facility borrowing to $12.7 million (£9.5 million) from $15,409 (£11.5 million), which as a result, reduced the maximum borrowings to $13.4 million (£10.0 million) from $16.1 million (£12.0 million), (2) extend the term by 12 months from the date of the amendment, and (3) reduce the month end minimum excess availability to $2.0 million (£1.5 million) from $2.7 million (£2.0 million).

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed contracting and permanent recruitment activities in the U.K. operations ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $12.7 million (£9.5 million) and is based on 83% of eligible billed contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of

Index

Lloyds Tranche B is $0.7 million (£0.5 million) and is based on 25% of eligible work-in-progress from permanent recruitment activities. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post-tax profits; and (4) at the end of each month, there must be a minimum excess availability of $2.0 million (£1.5 million).
The details of the Lloyds Agreement as of September 30, 2017 were as follows:

$ in millions	September 30, 2017
Borrowing capacity	$7.1
Less: outstanding borrowing	(1.9)
Additional borrowing availability	$5.2
Interest rates on outstanding borrowing	2.00%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of September 30, 2017.

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

The Australian Receivables Agreement provides a receivables facility of up to $19.6 million (AUD 25.0 million) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $3.1 million (AUD 4.0 million) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 thousand (AUD 6 thousand) per month.

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

Index

The details of the Finance Agreement, Australian Receivables Agreement and New Zealand Receivables Agreement as of September 30, 2017 were as follows:

$ in millions	September 30, 2017
Finance Agreement:
Financial guarantee capacity	$2.3
Less: outstanding financial guarantees	(2.1)
Additional availability for financial guarantees	$0.3
Interest rates on outstanding financial guarantees	1.50%

Australian Receivables Agreement:
Borrowing capacity	$17.8
Less: outstanding borrowing	(6.3)
Additional borrowing availability	$11.5
Interest rates on outstanding borrowing	3.15%

New Zealand Receivables Agreement:
Borrowing capacity	$2.1
Less: outstanding borrowing	—
Additional borrowing availability	$2.1
Interest rates on outstanding borrowing	3.99%

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

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2017.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. The Belgium subsidiary has a $1.2 million (€1.0 million) overdraft facility. Borrowings under the Belgium lending arrangements may be made with an interest rate based on the one-month EURIBOR plus a margin, and was 2.75% as of September 30, 2017. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. There were no outstanding borrowings under the Belgium lending agreement as of September 30, 2017.
In Singapore, the Company’s subsidiary can borrow up to $0.1 million (SGD 0.2 million) for working capital purposes. Interest on borrowings under the Singapore overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, and it was 6.00% on September 30, 2017. The Singapore overdraft facility expires annually each August, but can be renewed for one-year periods at that time. As of September 30, 2017, the Singapore overdraft facility had outstanding borrowings of $24 thousand (SGD 32 thousand) and additional borrowings availability of $124 thousand (SGD 168 thousand).
The average aggregate monthly outstanding borrowings for the credit agreements above was $11.8 million for the nine months ended September 30, 2017. The weighted average interest rate on all outstanding borrowings for the nine months ended September 30, 2017 was 3.04%.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

Index

Liquidity Outlook
As of September 30, 2017, the Company had cash and cash equivalents on hand of $16.8 million, supplemented by additional borrowing availability of $20.1 million under the Lloyds Agreement, the NAB Facility Agreement and other lending arrangements in Belgium and Singapore. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of September 30, 2017. The Company's near-term cash requirements during 2017 are primarily related to funding operations. For the full year 2017, the Company expects to make capital expenditures of approximately $1.0 million to $1.5 million and payments in connection with previous years restructuring actions of $2.0 million to $2.5 million.
As of September 30, 2017, $5.2 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Belgium ($3.2 million), the U.K. ($2.1 million), Spain ($1.6 million), Mainland China ($1.5 million) and France ($1.4 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside of the U.S., except where the Company is able to repatriate these earnings to the U.S. without a material incremental tax provision. In managing its day-to-day liquidity and its capital structure, the Company does not rely on the unrepatriated earnings as a source of funds. The Company has not provided for U.S. Federal income or foreign withholding taxes on these undistributed foreign earnings because a distribution of these foreign earnings with material incremental tax provision is unlikely to occur in the foreseeable future. It is not practicable to determine the amount of tax associated with such undistributed earnings.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.1 million and $0.1 million as of September 30, 2017 and December 31, 2016, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 3, 2017 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended September 30, 2017.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the Company's ability to successfully execute its strategic initiatives, (3) risks related to fluctuations in the Company's operating results from quarter to quarter, (4) the ability of clients to terminate their relationship with the Company at any time, (5) competition in the Company's markets, (6) the negative cash flows and operating losses that the Company has experienced in recent periods and may experience from time to time in the future, (7) restrictions on the Company's operating flexibility due to the terms of its credit facilities, (8) risks related to international operations, including foreign currency fluctuations, (9) the Company's dependence on key management personnel, (10) the Company's ability to attract and retain highly-skilled professionals, (11) the Company's ability to collect its accounts receivable, (12) the Company's ability to achieve anticipated cost savings through the Company's cost reduction initiatives, (13) the Company's heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (14) risks related to providing uninterrupted service to clients, (15) the Company's exposure to employment-related claims from clients, employers and regulatory authorities and limits on related insurance coverage, (16) the Company's ability to utilize net operating loss carry-forwards, (17) volatility of the Company's stock price, (18) the impact of government regulations, and (19) risks related to potential acquisitions or dispositions of businesses by the Company. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the nine months ended September 30, 2017, the Company earned approximately 92% of its gross margin outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
As of September 30, 2017, there have not been any material changes to the information set forth in Item 1A. "Risk Factors" disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2017 - July 31, 2017	30,305	$1.38	30,305	$2,922,922
August 1, 2017 - August 31, 2017	32,580	1.48	32,580	2,874,564
September 1, 2017 - September 30, 2017	62,885	1.45	62,885	2,783,408
Total	125,770	$1.44	125,770	$2,783,408

(a)
On July 30, 2015, the Company announced that its Board of Directors authorization the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 16 for further details. As of September 30, 2017, the Company had repurchased 3,532,761 shares for a total cost of approximately $7.2 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
The exhibits to this Form 10-Q are listed in the Exhibit Index included elsewhere herein.

Index

HUDSON GLOBAL, INC.
FORM 10-Q
EXHIBIT INDEX

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

Exhibit No.	Description
4.1
Receivables Finance Agreement Amendment, dated September 15, 2017, between Lloyds Bank Commercial Finance Limited and Hudson Global Resources Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated September 15, 2017 (File No. 0-50129)).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (ii) the Condensed Consolidated Statement of Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (v) the Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2017, and (vi) Notes to Condensed Consolidated Financial Statements.

Index

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Chief Executive Officer
(Principal Executive Officer)
Dated:	November 2, 2017
		By:	/s/ PATRICK LYONS
Patrick Lyons
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	November 2, 2017