Form 10-K
period 2017-12-31
Hudson Global, Inc.
filed 2018-03-01
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $37,596,000 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2017.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on January 31, 2018
Common Stock - $0.001 par value	31,158,407

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1.    BUSINESS
Hudson Global, Inc. (the "Company" or "Hudson", "we", "us" and "our") provides specialized professional-level recruitment and related talent solutions worldwide. Core service offerings include Permanent Recruitment, Contracting, Recruitment Process Outsourcing ("RPO") and Talent Management Solutions. Hudson has approximately 1,500 employees and operates in 13 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. We are a Delaware corporation and have operated as an independent publicly-held company since April 1, 2003 when Monster Worldwide, Inc., formerly TMP Worldwide, Inc., spun off its eResourcing division.

For the year ended December 31, 2017, the amounts and percentages of the Company’s total gross margin from the three reportable segments were as follows:

	Gross Margin
$ in thousands	Amount	Percentage
Hudson Americas	$14,420	7.8%
Hudson Asia Pacific	93,623	50.1%
Hudson Europe	78,693	42.1%
Total	$186,736	100.0%

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

For the year ended December 31, 2017, the amounts and percentages of the Company’s total gross margin from the core service offerings were as follows:

	Gross Margin
$ in thousands	Amount	Percentage
Permanent Recruitment	$81,229	43.6%
Contracting	32,138	17.2%
RPO	42,090	22.5%
Talent Management Solutions	31,404	16.8%
Other	(125)	(0.1)%
Total	$186,736	100.0%

On December 17, 2017, the Company entered into agreements to sell subsidiary businesses in Europe, Belgium and Asia Pacific (the "Sale Transactions"). The subsidiaries to be sold represent divisions of the Company that specialize in providing recruitment and talent management services to customers. The sales exclude the assets of the subsidiary's Recruitment Process Outsourcing Business ("RPO Business"). The closing of each Sale Transaction will be contingent upon the closing of each other Sale Transaction. The sales, taken together, constitute a sale of substantially all of the Company’s assets under the Delaware General Corporation Law, and, as such, the Company is seeking stockholder approval of the sale of substantially all of the Company’s assets pursuant to the agreements. Subject to receipt of stockholder approval and satisfaction of the customary closing conditions, the Company expects to close the transactions at the end of March 2018.

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

On November 7, 2014, the Company completed the sale of substantially all of the assets and liabilities of its Legal eDiscovery business in the United States and United Kingdom. As a result, the Company no longer has operations in the Legal eDiscovery business. In addition, the Company ceased direct operations in Sweden during the third quarter of 2014.

CLIENTS

The Company's clients include small to large-sized corporations and government agencies. For the year ended December 31, 2017, within revenue from continuing operations, there were approximately 60 Hudson Americas clients (as compared to approximately 50 in 2016), 2,600 Hudson Asia Pacific clients (as compared to 2,800 in 2016) and 2,900 Hudson Europe clients (as compared to 3,200 in 2016).

For the year ended December 31, 2017, no single client accounted for more than 10% of the Company's total revenue. As of December 31, 2017, no single client accounted for more than 10% of the Company's total outstanding accounts receivable.

EMPLOYEES

The Company employs approximately 1,500 people worldwide. In most jurisdictions, the Company's employees are not represented by a labor union or covered by a collective bargaining agreement. The Company regards its relationships with its employees as satisfactory.

SALES AND MARKETING

Hudson's employees include approximately 1,100 client-facing consultants who sell and deliver its portfolio of services to its existing client base of approximately 5,600 companies. The Company's consultant population has deep expertise in specific functional areas and industry sectors, and provides broad-based recruitment and solution services based on the needs of the client on a regional and global basis.

COMPETITION

The markets for the Company's services and products are highly competitive. There are few barriers to entry, so new entrants occur frequently, resulting in considerable market fragmentation. Companies in this industry compete on a number of parameters, including degree and quality of candidate and position knowledge, industry expertise, global presence, scalability, service quality, and efficiency in completing assignments. Typically, companies with greater strength in these parameters garner higher margins.

SEGMENT AND GEOGRAPHIC DATA

Financial information concerning the Company's reportable segments and geographic areas of operation is included in Note 19 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

AVAILABLE INFORMATION

We maintain a website with the address www.hudson.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. Through our website, we make available free of charge (other than an investor's own Internet access charges) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports in a timely manner after we provide them to the Securities and Exchange Commission ("SEC").

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

Clients' demand for our services may fluctuate widely with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment, which directly impact our service offerings. In addition, certain geopolitical events, including the United Kingdom’s vote to withdraw from the European Union ("Brexit"), have caused significant economic, market, political and regulatory uncertainty in some of the Company’s markets. We have limited flexibility to reduce expenses during economic downturns due to some overhead costs that are fixed in the short-term. Furthermore, we may face increased pricing pressures during these periods. For example, in prior economic downturns, many employers in our operating regions reduced their overall workforce to reflect the slowing demand for their products and services.

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

While the Sale Transactions are pending, it creates uncertainty about our future that could have a material adverse effect on our business, financial condition and results of operations.

While the Sale Transactions are pending, it creates uncertainty about our future. As a result of this uncertainty, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending closing or termination of the Sale Transactions. In addition, while the Sale Transactions are pending, we are subject to a number of risks, including:

•the diversion of management and employee attention from our day-to-day business;

•the possible inability to retain employees during the pendency of the Sale Transactions;

•the potential disruption to business partners and other service providers; and

•	the possible inability to respond effectively to competitive pressures, industry developments and future opportunities.

The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operation.

You are not guaranteed any of the proceeds from the Sale Transactions.
The purchase price for each of the Sale Transactions will be paid directly to the Company or one of its subsidiaries. Hudson intends to use the proceeds from the Sale Transactions for the purposes of investing in its RPO business, reducing support staff costs, continuing Hudson’s existing share repurchase program and other general corporate purposes. Hudson could spend or invest the net proceeds from the Sale Transactions in ways with which our stockholders may not agree. The investment of these proceeds may not yield a favorable return.

We will be a very small public company with a large cash balance relative to our market capitalization.
Once the Sale Transactions are completed, we will remain a publicly traded company and will continue to be subject to the listing standards of The Nasdaq Stock Market and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002. As a result, we will continue to incur additional ongoing operating expenses and we cannot assure how much of the cash proceeds, if any, will ultimately be distributed to stockholders.

Our ability to execute our strategy following the Sale Transactions depends on our ability to retain and recruit qualified management and/or advisors.
Our ability to execute our strategy following the closing of the Sale Transactions requires that we retain and recruit personnel with experience in our RPO Business.

Following the Sale Transactions, our profitability and growth will depend on the success of our remaining global RPO Business, which is subject to a variety of business risks and uncertainties.

After completion of the Sale Transactions, we will be focused on our global RPO Business. Any evaluation of our RPO Business and our prospects following the Sale Transactions must be considered in light of the risks and uncertainties stated above, as well as the following:

•the ability to maintain our relationships with our existing clients;

•the ability to attract new clients;

•	potential capital costs used for investment in the RPO Business, including potential costs to complete a reduction in support staff costs;

•	the ability to achieve on a timely basis the anticipated cost savings as a result of the planned reduction in support staff; and

•	the ability to operate within the limitations imposed by our credit facility and to maintain or generate the amount of cash required to operate the RPO Business.

If we are unable to address these risks, our business, results of operations and prospects following the closing of the Sale Transactions could suffer.

If we fail to complete the Sale Transactions, our business may be harmed.
We cannot assure you that the Sale Transactions will be completed. The closing of the Sale Transactions is subject to the satisfaction of a number of conditions, including, among others, the requirement that stockholders approve the Sale Transactions and that each Sale Transaction will be contingent upon the closing of each other Sale Transaction. We cannot guarantee that we will be able to meet all of the closing conditions of the sale agreements. If we are unable to meet all of the closing conditions for a specific sale agreement, the applicable purchaser is not obligated to close on such Sale Transaction. We also cannot be sure that other circumstances will not arise that would allow a purchaser to terminate a sale agreement prior to its closing. If stockholders do not approve the Sale Transactions or we do not close some or all the Sale Transactions, the Board of Directors will be forced to evaluate other alternatives, which may be less favorable to us than the proposed Sale Transactions.
In addition, if the Sale Transactions are not consummated, our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the Sale Transactions and we will have incurred significant transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.
If the proposed Sale Transactions are not completed, we may explore other potential transactions, but alternatives may be less favorable to us.

If the proposed Sale Transactions are not completed, we may explore other strategic alternatives, including a sale of the subsidiary businesses in Europe, Belgium and Asia Pacific to another party or parties. An alternative transaction may have terms that are less favorable to us than the terms of the proposed Sale Transactions, or we may be unable to reach agreement with any third party on an alternate transaction that we would consider to be reasonable.

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

We have experienced negative cash flows and reported operating and net losses in the past. For example, we had net losses for the years ended December 31, 2017 and 2016. We cannot provide any assurance that we will have positive cash flows or operating profitability in the future, particularly to the extent the global economy recovers slowly or slows down. If our revenue declines or if operating expenses exceed our expectations, we may not be profitable and may not generate positive operating cash flows.

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

We conduct direct operations in 13 countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2017, approximately 92% of our gross margin was earned outside of the United States ("U.S."). Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

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

The Company has U.S. net operating loss carry-forwards ("NOLs") that expire through 2037. Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by greater than 50% over a three-year period. The Company has experienced ownership changes in the past. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. Federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

There may be volatility in our stock price.

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2017, the market price of our common stock reported on the NASDAQ Global Select Market ranged from a high of $2.40 to a low of $1.00. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market, our relatively low daily trading volume or actions by significant stockholders, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

All of the Company's operating offices are located in leased premises. Our principal executive office is located at 1325 Avenue of the Americas, New York, New York, 10019, where we occupy space under a lease expiring in December 2018 with approximately 7,000 aggregate square feet.

Hudson Americas shares our principal executive office and maintains no other leased locations. Hudson Asia Pacific maintains 16 leased locations with approximately 126,000 aggregate square feet. Hudson Europe maintains 16 leased locations with approximately 142,000 aggregate square feet. All leased space is considered to be adequate for the operation of its business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 1, 2018, regarding the executive officers of Hudson Global, Inc.:

Name	Age	Title
Stephen A. Nolan	57	Chief Executive Officer
Patrick Lyons	54	Chief Financial Officer and Chief Accounting Officer
David F. Kirby	43	Senior Vice President, Treasury and Investor Relations

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

MARKET FOR COMMON STOCK

As the Company is a "smaller reporting company," it is not required to provide the performance graph required in paragraph (e) of Item 201 of Regulation S-K.

The Company's common stock was listed for trading on the NASDAQ Global Select Market during 2017 under the symbol "HSON." On January 31, 2018, there were approximately 369 holders of record of the Company's common stock.

The following is a list by fiscal quarter of the market prices of the Company's common stock.

	Market Price
	High	Low
2017
Fourth quarter	$2.40	$1.29
Third quarter	$1.56	$1.26
Second quarter	$1.55	$1.05
First quarter	$1.50	$1.00
2016
Fourth quarter	$1.70	$1.20
Third quarter	$2.41	$1.46
Second quarter	$2.74	$1.85
First quarter	$2.97	$2.22

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

ISSUER PURCHASES OF EQUITY SECURITIES

The Company's purchases of its common stock during the fourth quarter of fiscal 2017 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2017 - October 31, 2017	21,341	1.52	21,341	$2,751,000
November 1, 2017 - November 30, 2017	59,518	1.47	59,518	2,663,000
December 1, 2017 - December 31, 2017	25,785	1.34	25,785	2,628,000
Total	106,644	$1.45	106,644	$2,628,000

(a)
On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. As of December 31, 2017, the Company had repurchased 3,639,405 shares for a total cost of approximately $7.4 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

ITEM 6.    SELECTED FINANCIAL DATA

The following table shows selected financial data of the Company that has been adjusted to reflect the classification of certain businesses as discontinued operations. The data has been derived from, and should be read together with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and corresponding notes and the Consolidated Financial Statements included in Items 7 and 8 of this Form 10-K.

	Year Ended December 31,
$ in thousands, except per share data	2017	2016	2015	2014	2013
SUMMARY OF OPERATIONS (a):
Revenue	$456,721	$422,744	$463,197	$581,192	$562,572
Gross margin	$186,736	$174,417	$187,710	$222,845	$209,429
Business reorganization	$712	$1,580	$5,828	$3,789	$5,440
Operating income (loss)	$277	$(7,587)	$3,241	$(17,486)	$(27,152)
Income (loss) from continuing operations	$(2,920)	$(8,933)	$1,607	$(15,786)	$(30,211)
Income (loss) from discontinued operations, net of income taxes	$(21)	$143	$722	$2,592	$(184)
Net income (loss)	$(2,941)	$(8,790)	$2,329	$(13,194)	$(30,395)
Basic income (loss) per share from continuing operations	$(0.09)	$(0.27)	$0.05	$(0.48)	$(0.93)
Basic net income (loss) per share	$(0.09)	$(0.26)	$0.07	$(0.40)	$(0.94)
Diluted income (loss) per share from continuing operations	$(0.09)	$(0.27)	$0.05	$(0.48)	$(0.93)
Diluted net income (loss) per share	$(0.09)	$(0.26)	$0.07	$(0.40)	$(0.94)
OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities	$2,426	$(9,420)	$(17,351)	$(17,840)	$2,513
Net cash provided by (used in) investing activities	$(1,471)	$(2,724)	$21,648	$16,731	$(2,557)
Net cash provided by (used in) financing activities	$(2,518)	$(2,930)	$644	$(1,256)	$(497)
BALANCE SHEET DATA:
Current assets	$97,043	$84,142	$106,143	$118,921	$134,323
Total assets	$111,640	$101,812	$124,949	$139,672	$158,829
Current liabilities	$60,577	$50,579	$51,591	$67,117	$69,818
Total stockholders’ equity	$43,152	$41,885	$61,180	$59,257	$74,385
OTHER DATA:
EBITDA (loss) (b)	$2,515	$(4,744)	$6,820	$(11,725)	$(20,471)

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

Effective November 9, 2014, the Company completed the sale of substantially all of the assets and certain liabilities of its Legal eDiscovery business in the U.S and U.K. to Document Technologies, LLC and DTI of London Limited. In addition, the Company ceased its operations in Sweden within the Hudson Europe segment during the third quarter of 2014. The results of operations of the Legal eDiscovery business and the Company's operations in Sweden have been reclassified to discontinued operations for all periods presented and has been excluded from continuing operations in accordance with the provisions of Accounting Standards Codification ("ASC") 205-20-45, "Reporting Discontinued Operations." See Note 4 included in Item 8 of this Form 10-K for additional information.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Item 8 of this Form 10-K. This MD&A contains forward-looking statements. Please see "FORWARD-LOOKING STATEMENTS" for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization ("EBITDA"). See Note 19 to the Consolidated Financial Statements for EBITDA segment reconciliation information.
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

2017 Strategic Actions

On December 17, 2017, the Company, entered into agreements to sell subsidiary businesses in Europe, Belgium and Asia Pacific (the "Sale Transactions"). The subsidiaries to be sold represent divisions of the Company that specialize in providing recruitment and talent management services to customers. The closing of each Sale Transaction will be contingent upon the closing of each other Sale Transaction.

The Europe sale agreement relates to the sale of the Company's European operations and is dated as of December 17, 2017 and was amended on January 25, 2018. This transaction excludes the Company's operations in Belgium and RPO business in Europe.

Under the terms of the Europe sale agreement, Morgan Philips Group S.A. ("Europe Purchaser") will make a cash payment at closing of the Europe purchase price, which is $10.5 million and subject to the following adjustments. At closing, the $10.5 million amount will be adjusted by adding the amount of the closing cash balance of the Company's Europe subsidiaries (excluding Belgium) (the "Europe Subsidiaries"), subtracting the amount of the closing debt balance of the Europe Subsidiaries and adding the amount of the difference (which may be positive or negative) between the closing working capital (effectively the current assets minus the current liabilities but excluding cash and debt) and the trailing twelve month average of the working capital of the Europe Subsidiaries.

The Belgium sale agreement relates to the sale of the Company's Belgium operations and is, dated as of December 17, 2017 and was amended on January 25, 2018. This transaction, excludes the Company's RPO business in Belgium.

Under the terms of the Belgium sale agreement, Value Plus NV ("Belgium Purchaser") will make a cash payment at closing of the Belgium purchase price, which is $28.3 million minus the items listed below from December 31, 2016 through the closing date.

•
The declaration or payment of any dividend or other distribution of profits, reverses or assets to, or reduction of share capital or redemption or purchase of any shares from the Non-Belgium Hudson Group.

•	The payment of any management, monitoring, service or other stockholder or director’s fees (excluding recurring information technology allocations) to Belgium Sellers.

•	The payment of any costs by any of Belgium Purchaser or the Belgium Subsidiary to Hudson in connection with Hudson’s incentive stock and awards plan, whether payable before or after closing.

•	Any taxation, interest or penalties paid or becoming payable as a consequence of any of the foregoing.

•	Any agreement or arrangement made or entered into by the Belgium Group Companies to do or give effect to any matter referred to in the first two bullet points.

The APAC sale agreement relates to the sale of the Company's APAC operations and is dated as of December 17, 2017 and was amended on January 25, 2018. This transaction excludes the Company's RPO business in the APAC region.

Under the terms of the APAC sale agreement, Apache Group Holdings Pty Limited ("APAC Purchaser") will make a cash payment at closing of the APAC purchase price, which is $7.5 million subject to a reduction described in the following sentence. The $7.5 million base purchase price will be reduced to account for the aggregate of all dividends, distributions and management fees paid by an APAC Subsidiary to APAC Sellers from July 18, 2017 through the closing date, other than (1) management fees that are invoiced but unpaid as of July 31, 2017 and (2) any dividend or distribution of the proceeds from and on closing of the transfer of the RPO Business held by an APAC Subsidiary.

The sales, taken together, constitute a sale of substantially all of the Company’s assets under the Delaware General Corporation Law, and, as such, the Company is seeking stockholder approval of the sale of substantially all of the Company’s assets pursuant to the agreements. Subject to receipt of stockholder approval and satisfaction of other customary closing conditions, the Company expects to close the transactions at the end of March 2018.

Prior Period Strategic Actions

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

Current Market Conditions
Economic conditions in most of the world's major markets improved during 2017. In the U.K., the 2016 referendum to exit the European Union (commonly referred to as "Brexit") adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound as compared to the U.S. dollar. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. The Company's U.K. operations, future financial performance and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the U.K. negotiates its exit from the European Union.

Conditions in Continental Europe have shown improvement with GDP growth in most of the major markets, as well as forecasted GDP growth for the remainder of 2018, although the political situation in Spain could negatively impact GDP growth in the short term. Australia faces a modest GDP growth outlook in 2018, and the outlook for Asia is improving as China's growth has improved.

The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic and political conditions and their effect on the demand for the Company's services.
Financial Performance

For the year ended December 31, 2017, the Company increased revenue in most markets. On a constant currency basis, for the year ended December 31, 2017, revenue and gross margin increased by $33.6 million and $11.6 million, or 7.9% and 6.6%, respectively, compared to 2016. This was driven by revenue and gross margin growth in 11 countries, led by Australia, Belgium, New Zealand, China, Hong Kong, France and the Americas. The increases were partially offset by declines in revenue and gross margin in the U.K.

The following is a summary of the highlights for the years ended December 31, 2017, 2016 and 2015. These should be considered in the context of the additional disclosures in this MD&A.

•	Revenue was $456.7 million for the year ended December 31, 2017, compared to $422.7 million for 2016, an increase of $34.0 million, or 8.0%.

◦
On a constant currency basis, revenue increased $33.6 million, or 7.9%. Contracting revenue increased $21.9 million (up 8.1% compared to 2016) and permanent recruitment revenue increased $11.4 million (up 10.1% compared to 2016).

Revenue was $422.7 million for the year ended December 31, 2016, compared to $463.2 million for 2015, a decrease of $40.5 million, or 8.7%.

◦
On a constant currency basis, the Company's revenue decreased $18.9 million, or 4.3%. Contracting revenue decreased $17.4 million (down 6.0% compared to 2015) and permanent recruitment revenue decreased $2.2 million (down 1.9% compared to 2015).

•	Gross margin was $186.7 million for the year ended December 31, 2017, compared to $174.4 million for 2016, an increase of $12.3 million, or 7.1%.

◦
On a constant currency basis, gross margin increased $11.6 million, or 6.6%. Permanent recruitment gross margin increased $11.1 million (up 10.0% compared to 2016) and talent management gross margin increased $0.9 million (up 2.9% compared to 2016).

Gross margin was $174.4 million for the year ended December 31, 2016, compared to $187.7 million for 2015, a decrease of $13.3 million, or 7.1%.

◦
On a constant currency basis, gross margin decreased $6.6 million, or 3.7%. Contracting gross margin decreased $6.4 million (down 15.8% compared to 2015) and permanent recruitment gross margin decreased $1.9 million (down 1.7% compared to 2015). The decreases were partially offset by an increase in talent management gross margin of $1.5 million (up 5.2% compared to 2015).

•
Selling, general and administrative expenses and other non-operating income (expense) ("SG&A and Non-Op") was $181.6 million for the year ended December 31, 2017, compared to $177.6 million for 2016, an increase of $4.0 million, or 2.3%.

◦	On a constant currency basis, SG&A and Non-Op increased $3.6 million, or 2.0%. SG&A and Non-Op, as a percentage of revenue, was 39.8% for the year ended December 31, 2017, compared to 42.1% for 2016.
SG&A and Non-Op was $177.6 million for the year ended December 31, 2016, compared to $194.9 million for 2015, a decrease of $17.3 million, or 8.9%.

◦	On a constant currency basis, SG&A and Non-Op decreased $10.1 million, or 5.4%. SG&A and Non-Op, as a percentage of revenue, was 42.1% for the year ended December 31, 2016, compared to 42.5% for 2015.

•	Business reorganization was $0.7 million for the year ended December 31, 2017, compared to $1.6 million for 2016, a decrease of $0.9 million, or $0.9 million on a constant currency basis.
Business reorganization was $1.6 million for the year ended December 31, 2016, compared to $5.8 million for 2015, a decrease of $4.2 million, or $4.1 million on a constant currency basis.

•	For the year ended December 31, 2017, the Company recorded a goodwill impairment of $1.9 million. See "Goodwill Impairment" below for further detail.

•	EBITDA was $2.5 million for the year ended December 31, 2017, compared to EBITDA loss of $4.7 million for 2016. On a constant currency basis, EBITDA increased $6.9 million in 2017 compared to 2016.
EBITDA loss was $4.7 million for the year ended December 31, 2016, compared to EBITDA of $6.8 million for 2015. On a constant currency basis, EBITDA loss increased $12.2 million in 2016 compared to 2015.

•	Net loss was $2.9 million for the year ended December 31, 2017, compared to a net loss of $8.8 million for 2016. On a constant currency basis, net loss decreased $5.7 million in 2017 compared to 2016.
Net loss was $8.8 million for the year ended December 31, 2016, compared to a net income of $2.3 million for 2015. On a constant currency basis, net loss increased $12.0 million in 2016 compared to 2015.

Held for Sale Accounting and Long-lived Assets
Under Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 360, "Property, Plant, and Equipment," a disposal group shall be classified as held for sale in the period in which certain criteria are met. Because the Company must obtain stockholder approval prior to closing the Sale Transactions, the criteria for held for sale accounting have not been met. As of December 31, 2017, the net assets included in the Sale Transactions are deemed held and used and included in continuing operations.
The Company is required to test a long-lived asset to be held and used for impairment if circumstances indicate that its carrying value might exceed its current fair value. The Company deemed the Sale Transactions to be a triggering event that required the Company to perform an impairment assessment with respect to long-lived assets, primarily property and equipment. The undiscounted future cash flows resulting from the long-lived assets use and eventual disposition, exceeded the asset groups' carrying values. Accordingly, management concluded the Company's long-lived assets were not impaired.

Goodwill Impairment

The Company recognized an impairment loss of $1.9 million for goodwill related to the China reporting unit during the year ended December 31, 2017. This non-cash loss was primarily due to the implied fair value of the reporting unit in the planned disposal not exceeding the reporting unit's carrying value. There were no impairment charges recorded in the years ended December 31, 2016 and 2015.
Constant Currency
The Company operates on a global basis, with the majority of its gross margin generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. For the discussion of reportable segment results of operations, the Company uses constant currency information. Constant currency compares financial results between periods as if exchange rates had remained constant period-over-period. The Company defines the term "constant currency" to mean that financial data for previously reported periods are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the current period. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends.
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange rate adjustments on the Company’s operating results for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016			2015
	As	As	Currency	Constant	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	translation	currency
Revenue:
Hudson Americas	$16,196	$15,561	$22	$15,583	$28,627	$(7)	$28,620
Hudson Asia Pacific	282,824	236,839	5,796	242,635	219,391	2,735	222,126
Hudson Europe	157,701	170,344	(5,400)	164,944	215,179	(23,846)	191,333
Total	$456,721	$422,744	$418	$423,162	$463,197	$(21,118)	$442,079
Gross margin:
Hudson Americas	$14,420	$13,609	$19	$13,628	$16,111	$(7)	$16,104
Hudson Asia Pacific	93,623	84,126	1,442	85,568	89,682	(267)	89,415
Hudson Europe	78,693	76,682	(729)	75,953	81,917	(5,649)	76,268
Total	$186,736	$174,417	$732	$175,149	$187,710	$(5,923)	$181,787
SG&A and Non-Op (a):
Hudson Americas	$12,953	$12,862	$15	$12,877	$17,590	$(24)	$17,566
Hudson Asia Pacific	88,916	83,954	1,204	85,158	85,684	(630)	85,054
Hudson Europe	73,567	74,514	(852)	73,662	83,617	(6,182)	77,435
Corporate	6,164	6,251	—	6,251	8,006	—	8,006
Total	$181,600	$177,581	$367	$177,948	$194,897	$(6,836)	$188,061
Business reorganization:
Hudson Americas	$(82)	$(39)	$—	$(39)	$1,108	$—	$1,108
Hudson Asia Pacific	1	248	—	248	669	33	702
Hudson Europe	815	1,387	(2)	1,385	2,883	(173)	2,710
Corporate	(22)	(16)	—	(16)	1,168	—	1,168
Total	$712	$1,580	$(2)	$1,578	$5,828	$(140)	$5,688
Operating income (loss):
Hudson Americas	$1,818	$1,090	$8	$1,098	$12,931	$12	$12,943
Hudson Asia Pacific	3,041	454	209	663	3,548	235	3,783
Hudson Europe	5,370	1,709	210	1,919	1,743	633	2,376
Corporate	(9,952)	(10,840)	—	(10,840)	(14,981)	—	(14,981)
Total	$277	$(7,587)	$427	$(7,160)	$3,241	$880	$4,121
Net income (loss), consolidated	$(2,941)	$(8,790)	$164	$(8,626)	$2,329	$1,068	$3,397
EBITDA (loss) from continuing operations(b):
Hudson Americas	$1,578	$770	$7	$777	$13,354	$20	$13,374
Hudson Asia Pacific	2,504	(338)	221	(117)	2,851	320	3,171
Hudson Europe	4,583	1,064	142	1,206	(207)	661	454
Corporate	(6,150)	(6,240)	—	(6,240)	(9,178)	—	(9,178)
Total	$2,515	$(4,744)	$370	$(4,374)	$6,820	$1,001	$7,821

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2017	2016	2015
Net income (loss)	$(2,941)	$(8,790)	$2,329
Adjustment for income (loss) from discontinued operations, net of income taxes	(21)	143	722
Income (loss) from continuing operations	$(2,920)	$(8,933)	$1,607
Adjustments to income (loss) from continuing operations
Provision for (benefit from) income taxes	2,284	742	646
Interest expense (income), net	403	357	722
Depreciation and amortization	2,748	3,090	3,845
Total adjustments from income (loss) from continuing operations to EBITDA (loss)	5,435	4,189	5,213
EBITDA (loss)	$2,515	$(4,744)	$6,820

Contracting Data
The following table sets forth the Company’s contracting revenue, gross margin and gross margin as a percentage of revenue for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016			2015
$ in thousands	As reported	As reported	Currency translation	Constant currency	As reported	Currency translation	Constant currency
CONTRACTING DATA (a):
Contracting revenue:
Hudson Americas	$1,310	$1,459	$2	$1,461	$15,562	$—	$15,562
Hudson Asia Pacific	206,573	168,577	4,811	173,388	142,350	3,302	145,652
Hudson Europe	84,219	100,741	(5,415)	95,326	147,140	(20,820)	126,320
Total	$292,102	$270,777	$(602)	$270,175	$305,052	$(17,518)	$287,534
Contracting gross margin:
Hudson Americas	$126	$222	$(1)	$221	$3,587	$—	$3,587
Hudson Asia Pacific	22,548	20,052	566	20,618	17,937	574	18,511
Hudson Europe	11,185	13,849	(739)	13,110	21,044	(2,827)	18,217
Total	$33,859	$34,123	$(174)	$33,949	$42,568	$(2,253)	$40,315
Contracting gross margin as a percent of contracting revenue:
Hudson Americas	9.6%	15.2%	N/A	15.1%	23.0%	N/A	23.0%
Hudson Asia Pacific	10.9%	11.9%	N/A	11.9%	12.6%	N/A	12.7%
Hudson Europe	13.3%	13.7%	N/A	13.8%	14.3%	N/A	14.4%
Total	11.6%	12.6%	N/A	12.6%	14.0%	N/A	14.0%

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

Results of Operations (Discussion of significant matters is presented below):
Hudson Americas (reported currency)
Revenue

	Year Ended December 31,
	2017	2016	Change in amount	Change in %	2015	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Revenue	$16.2	$15.6	$0.6	4.1%	$28.6	$(13.1)	(45.6)%

For the year ended December 31, 2017, permanent recruitment revenue increased $0.8 million or 5.7%, partially offset by a decrease in contracting revenue of $0.1 million, or 10.2%, as compared to 2016. The increase was attributable to growth of existing RPO clients and new business implementations.

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
Gross margin

	Year Ended December 31,
	2017	2016	Change in amount	Change in %	2015	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Gross margin	$14.4	$13.6	$0.8	6.0%	$16.1	$(2.5)	(15.5)%
Gross margin as a percentage of revenue	89.0%	87.5%	N/A	N/A	56.3%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	9.6%	15.2%	N/A	N/A	23.0%	N/A	N/A

For the year ended December 31, 2017, permanent recruitment gross margin increased $1.0 million, or 7.1%, partially offset by a decrease in contracting gross margin of $0.1 million, or 43.2%, as compared to 2016. The changes in gross margin were attributable to growth in RPO, as compared to the same period in 2016. Total gross margin, as a percentage of revenue, increased to 89.0% for 2017, as compared to 87.5% for 2016, and such increase was attributable to growth in permanent recruitment revenue.

For the year ended December 31, 2016, contracting gross margin decreased $3.4 million, or 93.8%, partially offset by an increase in permanent recruitment gross margin of $0.8 million, or 6.6%, as compared to 2015. The changes in gross margin were attributable to the same factors as described above for revenue. Contracting gross margin, as a percentage of revenue, was 15.2% for the year ended December 31, 2016, as compared to 23.0% for 2015. Total gross margin, as a percentage of revenue, increased to 87.5% for 2016, as compared to 56.3% for 2015, the change was attributable to the increase of permanent recruitment revenue as a percentage of total revenue following the divestiture of the Company’s US IT business as described above.

SG&A and Non-Op

	Year Ended December 31,
	2017	2016	Change in amount	Change in %	2015	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
SG&A and Non-Op	$13.0	$12.9	$0.1	0.7%	$17.6	$(4.7)	(26.9)%
SG&A and Non-Op as a percentage of revenue	80.0%	82.7%	N/A	N/A	61.4%	N/A	N/A

For the year ended December 31, 2017, SG&A and Non-Op increased $0.1 million, or 0.7%, as compared to 2016 due to higher costs of service delivery teams attributable to the growth in RPO.

For the year ended December 31, 2016, SG&A and Non-Op decreased $4.7 million, or 26.9%, as compared to 2015 due to lower sales and administrative costs as a result of the 2015 divestiture of the US IT business. The decline was also driven by the change in control stock-based compensation expense of $0.4 million recorded in June 2015.

Business reorganization

For the year ended December 31, 2017, business reorganization was a credit of $0.1 million, as compared to $0.0 million and $1.1 million for 2016 and 2015, respectively. Business reorganization incurred in 2015 were primarily related to severance for support personnel associated with the sale of the US IT business, lease exit and contract cancellation costs.
Operating Income and EBITDA

	Year Ended December 31,
	2017	2016	Change in amount	Change in %	2015	Change in amount	Change in %
$ in millions	As reported	As reported			As reported
Hudson Americas
Operating income (loss):	$1.8	$1.1	$0.7	63.6%	$12.9	$(11.8)	(91.5)%
EBITDA (loss)	$1.6	$0.8	$0.8	100.0%	$13.4	$(12.6)	(94.0)%
EBITDA as a percentage of revenue	9.7%	4.9%	N/A	N/A	46.6%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.
For the year ended December 31, 2017, EBITDA was $1.6 million, or 9.7% of revenue, as compared to EBITDA of $0.8 million, or 4.9% of revenue, for 2016. The increase in EBITDA was primarily due to the increase in gross margin, partially offset by the increase in SG&A and Non-Op. Operating income was $1.8 million for the year ended December 31, 2017, as compared to $1.1 million for 2016.
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
The difference between operating income (loss) and EBITDA (loss) for the years ended December 31, 2017, 2016 and 2015 was primarily due to corporate management fees and depreciation.

Hudson Asia Pacific (constant currency)
Revenue

	Year Ended December 31,
	2017	2016	Change in amount	Change in %	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Revenue	$282.8	$242.6	$40.2	16.6%	$222.1	$20.5	9.2%

For the year ended December 31, 2017, contracting, permanent recruitment and talent management revenue increased, $33.2 million, $6.0 million, and $1.2 million, or 19.1%, 10.6% and 9.3%, respectively, as compared to 2016.

In Australia and New Zealand, for the year ended December 31, 2017, revenue increased $36.4 million, or 16.7%, as compared to 2016. Contracting, permanent recruitment and talent management revenue increased $32.9 million, $2.1 million and $1.5 million, or 19.1%, 6.3% and 14.0%, respectively, for the year ended December 31, 2017, as compared to 2016. The increase in contracting revenue was in the public sector, partially offset by declines in the financial services and technical and engineering sectors.

In Asia, revenue increased $3.8 million, or 15.0%, for the year ended December 31, 2017, as compared to 2016. The increase in Asia was primarily in China.

For the year ended December 31, 2016, contracting revenue increased $27.7 million, or 19.0%, offset by decreases in permanent recruitment revenue and talent management revenue of $5.8 million and $1.6 million, or 9.4% and 11.0%, respectively, as compared to 2015.

In Australia and New Zealand, revenue increased $27.9 million, or 14.8%, for the year ended December 31, 2016, as compared to 2015. The increases were primarily in contracting and permanent recruitment increasing $27.2 million and $2.4 million, or 18.8% and 7.7%, respectively, partially offset by a decline in talent management of $1.8 million, or 14.4%, as compared to 2015.

In Asia, revenue decreased $7.4 million, or 22.4%, for the year ended December 31, 2016, as compared to 2015. The decrease in Asia was primarily in China.
Gross margin

	Year Ended December 31,
	2017	2016	Change in amount	Change in %	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Gross margin	$93.6	$85.6	$8.1	9.4%	$89.4	$(3.8)	(4.3)%
Gross margin as a percentage of revenue	33.1%	35.3%	N/A	N/A	40.3%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	10.9%	11.9%	N/A	N/A	12.7%	N/A	N/A

For the year ended December 31, 2017, permanent recruitment and contracting gross margin increased $5.2 million and $1.9 million, or 9.4% and 9.4%, respectively, as compared to 2016.

In Australia and New Zealand, gross margin increased $4.4 million, or 7.2%, for the year ended December 31, 2017, as compared to 2016. The increase was primarily in contracting, permanent recruitment and talent management, which increased $1.9 million, $1.5 million and $1.3 million, or 9.4%, 4.4% and 16.7%, respectively, for the year ended December 31, 2017, as compared to 2016.

In Asia, gross margin increased $3.6 million, or 15.1%, for the year ended December 31, 2017, as compared to 2016. The increase in Asia was primarily in China.

Gross margin as a percentage of revenue, for the year ended December 31, 2017 was 33.1%, as compared to 35.3% for 2016. The decrease in total gross margin as a percentage of revenue for the year ended December 31,2017 resulted from a decline in the contracting gross margin percentage and higher growth in contracting gross margin as compared to 2016. Contracting gross margin, as a percentage of revenue, was 10.9% for the year ended December 31, 2016, as compared to 11.9%, for 2015 due to the growth in gross margin with large public sector clients in Australia and New Zealand, where the gross margin percentage is lower than the rest of the contracting business.

For the year ended December 31, 2016, permanent recruitment gross margins decreased $5.5 million, or 9.0%, offset by an increase in contracting gross margin of $2.1 million, or 11.4% as compared to 2015.

In Australia and New Zealand, gross margin increased $4.0 million, or 6.9%, for the year ended December 31, 2016, as compared to 2015. The increase was primarily in permanent recruitment and contracting increasing $2.8 million and $2.1 million, or 9.1% and 11.2%, respectively, for the year ended December 31, 2016, as compared to 2015. The increase was partially offset by a decline in talent management gross margin of $0.6 million, or 7.4%, for the year ended December 31, 2016, as compared to 2015.

In Asia, gross margin decreased $7.8 million, or 24.6%, for the year ended December 31, 2016, as compared to 2015. The decline in Asia was primarily in China.

Gross margin as a percentage of revenue, for the year ended December 31, 2016, was 35.3%, as compared to 40.3% for 2015. The decrease in total gross margin as a percentage of revenue for the year ended December 31, 2016 resulted from a decline in the permanent recruitment gross margin as a percentage of total gross margin, as compared to 2015. Contracting gross margin, as a percentage of revenue, was 11.9%, for the year ended December 31, 2016, as compared to 12.7%, for 2015 due to the same factors noted above.

SG&A and Non-Op

	Year Ended December 31,
	2017	2016	Change in amount	Change in %	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$88.9	$85.2	$3.8	4.4%	$85.1	$0.1	0.1%
SG&A and Non-Op as a percentage of revenue	31.4%	35.1%	N/A	N/A	38.3%	N/A	N/A

For the year ended December 31, 2017, SG&A and Non-Op increased $3.8 million, or 4.4%, as compared to 2016. SG&A and Non-Op, as a percentage of revenue, was 31.4% for 2017, as compared to 35.1% for 2016.

For the year ended December 31, 2016, SG&A and Non-Op increased $0.1 million, or 0.1%, as compared to 2015.

SG&A and Non-Op, as a percentage of revenue was 35.1% for 2016, as compared to 38.3% for 2015.

Business reorganization

For the year ended December 31, 2017, business reorganization was $0.0 million, as compared to $0.2 million for 2016 and $0.7 million for 2015. Business reorganization incurred in 2016 was primarily for employee termination benefits. Business reorganization incurred in 2015 was primarily for lease termination payments in Australia and New Zealand.

Operating Income and EBITDA

	Year Ended December 31,
	2017	2016	Change in amount	Change in %	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Asia Pacific
Operating income (loss):	$3.0	$0.7	$2.4	(a)	$3.8	$(3.1)	(81.6)%
EBITDA (loss)	$2.5	$(0.1)	$2.6	(a)	$3.2	$(3.3)	(103.1)%
EBITDA as a percentage of revenue	0.9%	—%	N/A	N/A	1.4%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.

For the year ended December 31, 2017, EBITDA was $2.5 million, or 0.9% of revenue, as compared to EBITDA loss of $0.1 million, or 0.0% of revenue, for 2016. The increase in EBITDA for the year ended December 31, 2017 was principally due to the increase in gross margin and decline in business reorganization partially offset by an increase in SG&A and Non-Op. Operating income for the year ended December 31, 2017 was $3.0 million, as compared to operating income of $0.7 million, for 2016.
For the year ended December 31, 2016, EBITDA loss was $0.1 million, or 0.0% of revenue, as compared to EBITDA of $3.2 million, or 1.4% of revenue, for 2015. The decrease in EBITDA for the year ended December 31, 2016 was principally due to a decrease in gross margin. Operating income for the year ended December 31, 2016 was $0.7 million, as compared to operating income of $3.8 million, for 2015.
The difference between operating income (loss) and EBITDA (loss) for the years ended December 31, 2017, 2016 and 2015 was principally due to corporate management fees and depreciation.

Hudson Europe (constant currency)
Revenue

	Year Ended December 31,
	2017	2016	Change in amount	Change in %	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Revenue	$157.7	$164.9	$(7.2)	(4.4)%	$191.3	$(26.4)	(13.8)%

For the year ended December 31, 2017, contracting and talent management revenue decreased $11.1 million and $0.9 million, or 11.7% and 3.6%, respectively, as compared to 2016, partially offset by an increases in permanent recruitment revenue of $4.7 million, or 10.9%.

In the U.K., for the year ended December 31, 2017, revenue decreased $11.9 million, or 10.8%, to $98.0 million, from $109.9 million in 2016. The decrease in the U.K. was driven by a decline in contracting revenue of $12.4 million, or 13.8%, as compared to 2016, primarily a result of reduced demand from large financial services contracting clients.

In Continental Europe, for the year ended December 31, 2017, total revenue was $59.7 million, as compared to $55.1 million for 2016, an increase of $4.7 million, or 8.5%. The increase was mainly driven by permanent recruitment revenue, which increased $4.3 million, or 17.2%.

For the year ended December 31, 2016, contracting revenue decreased $31.0 million, or 24.5%, as compared to 2015, partially offset by an increase in permanent recruitment and talent management revenue of $2.6 million and $1.7 million, or 6.4% and 7.4%, respectively, as compared to 2015. The decrease was driven by the sale of the Netherlands business in May 2015 and the decline in the U.K. business, partially offset by improvements in Continental Europe. Total revenue in the Netherlands for the year ended December 31, 2015 was $12.2 million and nil for the year ended December 31, 2016 as a result of the sale.

In the U.K., for the year ended December 31, 2016, revenue decreased $20.9 million, or 16.0%, to $109.9 million, from $130.8 million in 2015. The decrease in the U.K. was driven by declines in contracting and permanent recruitment revenue of $20.6 million and $0.4 million, or 18.7% and 2.5%, respectively, as compared to 2015. The declines were primarily a result of reduced demand from large financial services contracting clients.

In Continental Europe, for the year ended December 31, 2016, total revenue was $55.1 million, as compared to $60.5 million in 2015, a decrease of $5.5 million, or 9.0%. As noted above, the prior year divestiture were the primary driver of the decline. Excluding the decline from prior year divestiture, revenue in Continental Europe increased by $7.2 million, or 15.0%, for the year ended December 31, 2016, as compared to 2015.
Gross margin

	Year Ended December 31,
	2017	2016	Change in amount	Change in %	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Gross margin	$78.7	$76.0	$2.7	3.6%	$76.3	$(0.3)	(0.4)%
Gross margin as a percentage of revenue	49.9%	46.0%	N/A	N/A	39.9%	N/A	N/A
Contracting gross margin as a percentage of contracting revenue	13.3%	13.8%	N/A	N/A	14.4%	N/A	N/A

For the year ended December 31, 2017, permanent recruitment gross margin increased $5.0 million, or 11.9%, partially offset by declines in contracting and talent management gross margin of $1.9 million and $0.3 million, or 14.7% and 1.5%, respectively, as compared to 2016.

In the U.K., total gross margin for the year ended December 31, 2017, decreased $1.5 million or 5.1%, as compared to 2016. Contracting gross margin declined $2.3 million, or 19.5%, partially offset by an increase in permanent and talent management gross margin of $0.7 million and $0.2 million, or 3.8% and 20.8%, respectively, for the year ended December 31, 2017, as compared to 2016.

In Continental Europe for the year ended December 31, 2017, total gross margin increased $4.3 million, or 9.4%, as compared to 2016. Permanent recruitment gross margin increased $4.3 million, or 17.6%, as compared to 2016.

For the year ended December 31, 2017, gross margin as a percentage of revenue, was 49.9%, as compared to 46.0%, for 2016. The increase in gross margin, as a percentage of revenue resulted from an increase in the relative mix of higher margin permanent recruitment revenue. Contracting gross margin, as a percentage of revenue, was 13.3% as compared to 13.8%, for 2016.

For the year ended December 31, 2016, contracting gross margin decreased $5.1 million, or 28.0%, partially offset by increases in permanent recruitment and talent management gross margins of $2.7 million and $1.7 million or 7.0% and 8.9%, respectively, as compared to 2015.

In the U.K., total gross margin decreased $3.6 million, or 10.5%, as compared to 2015. Contracting and permanent recruitment gross margin declined $3.1 million and $0.4 million, or 20.6% and 2.3%, respectively, as compared to 2015.

In Continental Europe for the year ended December 31, 2016, total gross margin increased $3.3 million, or 7.7%, as compared to 2015. The Netherlands divestiture in 2015 resulted in a decline in gross margin for the year ended December 31, 2016, of $2.9 million, as compared to 2015. Excluding the decline from prior year divestiture, for the year ended December 31, 2016 gross margin in Continental Europe increased $6.1 million, or 15.4%, as compared to 2015.

For the year ended December 31, 2016, gross margin as a percentage of revenue, was 46.0%, as compared to 39.9%, for 2015. The increase in gross margin, as a percentage of revenue resulted from an increase in the relative mix of higher margin permanent recruitment revenue. The contracting gross margin, as a percentage of revenue, was 13.8%, as compared to 14.3%, for 2015.
SG&A and Non-Op

	Year Ended December 31,
	2017	2016	Change in amount	Change in %	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
SG&A and Non-Op	$73.6	$73.7	$(0.1)	(0.1)%	$77.4	$(3.8)	(4.9)%
SG&A and Non-Op as a percentage of revenue	46.6%	44.7%	N/A	N/A	40.5%	N/A	N/A

For the year ended December 31, 2017, SG&A and Non-Op decreased $0.1 million, or 0.1%, as compared to 2016. The decrease in SG&A and Non-Op were a result of lower occupancy costs partially offset by higher staff costs. SG&A and Non-Op, as a percentage of revenue, was 46.6% for 2017 compared to 44.7% for 2016.

For the year ended December 31, 2016 SG&A and Non-Op decreased $3.8 million, or 4.9%, as compared to 2015. The decline is a result of the 2015 divestiture of the Netherlands business, lower stock based compensation expense and actions taken to streamline business processes in 2015, including reduced real estate, back office support functions and corporate management fees, partially offset by higher staff costs in Continental Europe. The decline in stock based compensation expense is partially attributable to the prior year June 2015 change in control stock compensation expense of $0.6 million. SG&A and Non-Op, as a percentage of revenue, was 44.7% for 2016 compared to 40.5% for 2015.

Business reorganization

For the year ended December 31, 2017, business reorganization was $0.8 million, as compared to $1.4 million and $2.7 million in 2016 and 2015, respectively. Business reorganization was primarily due to changes in lease exit cost estimates in the U.K. Business reorganization in 2016 was primarily attributable to lease termination payments in France and changes in lease termination payment estimates in the U.K. Business reorganization in 2015 was primarily attributable to lease termination payments and employee termination costs in the U.K., Central and Eastern Europe and Luxembourg.
Operating Income and EBITDA

	Year Ended December 31,
	2017	2016	Change in amount	Change in %	2015	Change in amount	Change in %
$ in millions	As reported	Constant currency			Constant currency
Hudson Europe
Operating income (loss):	$5.4	$1.9	$3.5	(a)	$2.4	$(0.5)	(a)
EBITDA (loss)	$4.6	$1.2	$3.4	(a)	$0.5	$0.8	(a)
EBITDA (loss) as a percentage of revenue	2.9%	0.7%	N/A	N/A	0.2%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.

For the year ended December 31, 2017, EBITDA was $4.6 million, or 2.9% of revenue, as compared to EBITDA of $1.2 million, or 0.7% of revenue, for 2016. The increase in EBITDA for the year ended December 31, 2017 was principally due to an increase in gross margin. Operating income was $5.4 million for the year ended December 31, 2017, as compared to operating income of $1.9 million, for 2016. SG&A and Non-Op, as a percentage of revenue, was 46.6% for 2017 compared to 44.7% for 2016.
For the year ended December 31, 2016, EBITDA was $1.2 million, or 0.7% of revenue, as compared to EBITDA of $0.5 million, or 0.2% of revenue, for 2015. The increase in EBITDA for the year ended year ended December 31, 2016 was principally due to lower business reorganization and SG&A and Non-Op, partially offset by a decrease in gross margin. Operating income was $1.9 million for the year ended year ended December 31, 2016, as compared to operating income of $2.4 million, for 2015.
The difference between operating income (loss) and EBITDA (loss) for the years ended December 31, 2017, 2016 and 2015 was principally due to corporate management fees and depreciation.
The following are discussed in reported currency

Corporate expenses, net of corporate management fees

For the year ended December 31, 2017, corporate expenses were $6.2 million as compared to $6.3 million for 2016, a decrease of $0.1 million, or 1.4%. The decrease was due to legal settlement costs associated with an arbitration claim that were recorded during 2016 (see Note 13), mostly offset by higher incentive compensation accruals resulting from improved financial performance in 2017, higher indirect transaction costs and lower corporate allocations to our regional business operations as compared to 2016. The increase in indirect transaction costs resulted from the previously discussed potential divestitures of the Company's recruitment and talent management businesses in Europe, Belgium and Asia Pacific. For the year ended December 31, 2017, corporate incurred approximately $2.1 million of indirect transaction costs, primarily consisting of professional fees, in connection with the potential divestitures.

For the year ended December 31, 2016, corporate expenses were $6.3 million, as compared to $8.0 million for 2015, a decrease of $1.8 million, or 21.9%. The decrease was due to savings associated with business reorganization efforts launched in 2015 and a decline in stock based compensation expense, offset by legal settlement costs associated with an arbitration claim (see Note 14) and lower corporate allocations to our regional business operations. The decline in stock based compensation expense is partially attributable to the June 2015 change in control stock compensation expense of $0.8 million.

For the years ended December 31, 2017, 2016 and 2015, corporate business reorganization were $0.0 million, 0.0 million and $1.2 million, respectively, and primarily consisted of lease termination payments and employee termination benefits.

Depreciation and Amortization Expense

Depreciation and amortization expense was $2.7 million, $3.1 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Interest Expense

Interest expense remained flat at $0.4 million for the years ended December 31, 2017 and 2016 and was $0.7 million for the year ended December 31, 2015.

Provision for (Benefit from) Income Taxes

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.
As a result of the reduction in the U.S. federal tax rate from 35% to 21% under the Tax Act, the Company revalued its ending gross deferred tax assets at December 31, 2017 by $46.2 million which was fully offset by a decrease in valuation allowance. Additionally, the Company recorded a provisional amount of $0.0 million tax payable with respect to the deemed mandatory repatriation of undistributed foreign earnings of foreign subsidiaries and the Company has elected to account for the global intangible low-taxed income ("GILTI") tax, if applicable, in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017. On this basis, the net impact on tax expense provided in the Company’s consolidated financial statements for the year ended December 31, 2017 related to the Tax Act is $0.0 million. The ultimate impact may differ from the provisional amounts due to additional analysis, changes in interpretations and assumptions, and additional regulatory guidance. The provisional accounting is expected to be complete when the 2017 U.S. federal income tax return is filed in 2018.
The provision for income taxes for the year ended December 31, 2017 was $2.3 million, on $0.6 million of pre-tax loss, as compared to a provision for income taxes of $0.7 million on $8.2 million of pre-tax loss for 2016. The effective tax rate for the year ended December 31, 2017 was negative 359.1%, as compared to negative 9.1% for 2016. The change in the Company’s effective tax rate for the year ended December 31, 2017, as compared to 2016 was primarily attributable to increased profitability in foreign jurisdictions including those with full valuation allowances. For the year ended December 31, 2017, the effective tax rate difference from the U.S. Federal statutory rate of 35% was primarily attributable to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, variations from the U.S. Federal statutory rate in foreign jurisdictions, and non-deductible expenses.
The provision for income taxes for the year ended December 31, 2016 was $0.7 million on $8.2 million of pre-tax loss, as compared to a provision for income taxes of $0.6 million on $2.3 million of pre-tax income for 2015. The effective tax rate for the year ended December 31, 2016 was negative 9.1%, as compared to positive 28.7% for 2015. The change in the Company's effective tax rate for the year ended December 31, 2016, as compared to 2015 was primarily attributable to the gains on the sale or exit of businesses in 2015 which were tax-exempt. For the year ended December 31, 2016, the effective tax rate difference from the U.S. Federal statutory rate of 35% was primarily attributable to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, changes in assessment of recoverability of future tax benefits in certain foreign jurisdictions, variations from the U.S. Federal statutory rate in foreign jurisdictions, and non-deductible expenses.

Income (Loss) from Discontinued Operations

Loss from discontinued operations was $0.0 million for the year ended December 31, 2017, as compared to income of $0.1 million and $0.7 million, in 2016 and 2015, respectively.

Net Income (Loss)

Net loss was $2.9 million for the year ended December 31, 2017, as compared to net loss of $8.8 million for 2016, a decrease in net loss of $5.8 million. Basic and diluted loss per share were $0.09 for the year ended December 31, 2017, as compared to basic and diluted loss per share of $0.26 in 2016.

Net loss was $8.8 million for the year ended December 31, 2016, as compared to net income of $2.3 million for 2015, an increase in net loss of $11.1 million. Basic and diluted loss per share were $0.26 for the year ended December 31, 2016, as compared to basic and diluted income per share of $0.07 in 2015.

Liquidity and Capital Resources
As of December 31, 2017, cash and cash equivalents totaled $21.0 million, as compared to $21.3 million as of December 31, 2016 and $37.7 million as of December 31, 2015. The following table summarizes the cash flow activities for the years ended December 31, 2017, 2016 and 2015:

	For The Year Ended December 31,
$ in millions	2017	2016	2015
Net cash provided by (used in) operating activities	$2.4	$(9.4)	$(17.4)
Net cash provided by (used in) investing activities	(1.5)	(2.7)	21.6
Net cash provided by (used in) financing activities	(2.5)	(2.9)	0.6
Effect of exchange rates on cash and cash equivalents	1.3	(1.3)	(1.3)
Net increase (decrease) in cash and cash equivalents	$(0.3)	$(16.3)	$3.7

Cash Flows from Operating Activities
For the year ended December 31, 2017, net cash provided by operating activities was $2.4 million, as compared to net cash used in operating activities of $9.4 million in 2016, an increase in net cash provided by operating activities of $11.8 million. The increase in net cash provided by operating activities resulted principally from a decrease in net loss partially offset by an increase in working capital. Net cash used in operating activities from discontinued operations was $0.2 million for the year ended December 31, 2017, as compared to cash used in operating activities from discontinued operation of $1.0 million in 2016.
For the year ended December 31, 2016, net cash used in operating activities was $9.4 million, as compared to net cash used in operating activities of $17.4 million in 2015, a decrease in net cash used in operating activities of $8.0 million. The change in net cash used in operating activities is principally due to a reduction in operating expenses, fluctuations in foreign currency, lower business restructuring outflows and the timing of cash receipts and payments to vendors and employees. For the year ended December 31, 2016, net cash used in operating activities included $4.0 million for business reorganization activities and $3.8 million for legal settlement costs associated with an arbitration claim (see note 14). Net cash used in operating activities from discontinued operations was $1.0 million for the years ended December 31, 2016 as compared to net cash used in operating activities from discontinued operations of $0.1 million in 2015.

Cash Flows from Investing Activities
For the year ended December 31, 2017, net cash used in investing activities was $1.5 million, as compared to net cash used in investing activities of $2.7 million in 2016, a decrease in net cash used in investing activities of $1.2 million. The decrease in net cash used in investing activities was due to a decrease in capital expenditures.
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

Cash Flows from Financing Activities
For the year ended December 31, 2017, net cash used in financing activities was $2.5 million, as compared to net cash used in financing activities of $2.9 million in 2016, a decrease in net cash used in financing activities of $0.4 million. The decrease in net cash used in financing activities was primarily attributable to a decrease in treasury stock purchases and dividend payments offset in part by repayment of borrowings.
For the year ended December 31, 2016, net cash used in financing activities was $2.9 million, as compared to net cash provided by financing activities of $0.6 million for 2015, an increase in net cash used in financing activities of $3.5 million. The increase in net cash used in financing activities was primarily attributable to an increase in treasury stock purchases and dividend payments partially offset by a decrease in net borrowings.

Credit Agreements

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary ("U.K. Borrower") entered into a receivables finance agreement for an asset-based lending funding facility (the "Lloyds Agreement") with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, "Lloyds"). Until September 15, 2016, the Lloyds Agreement provided the U.K. Borrower with the ability to borrow up to $20.3 million (£15.0 million), at which time the U.K. Borrower entered into an amendment to the Lloyds Agreement that reduced the borrowing limit to $16.2 million (£12.0 million). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term was two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

On September 15, 2017, the Lloyds Agreement was further amended to (1) reduce the maximum core facility borrowing to $12.8 million (£9.5 million) from $15.5 million(£11.5 million), which as a result, reduced the maximum borrowings to $13.5 million (£10.0 million) from $16.2 million (£12.0 million), (2) extend the term by 12 months from the date of the amendment, and (3) reduce the month end minimum excess availability to $2.0 million (£1.5 million) from $2.7 million (£2.0 million).

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $12.8 million (£9.5 million) based on 83% of eligible billed contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the Company's U.K. operations ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $0.7 million (£0.5 million) based on 25% of eligible work-in-progress from permanent recruitment activity. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

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
The details of the Lloyds Agreement as of December 31, 2017 were as follows:

$ in millions	December 31, 2017
Borrowing capacity	$7.6
Less: outstanding borrowing	(2.0)
Additional borrowing availability	$5.6
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of December 31, 2017.

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

The Australian Receivables Agreement provides a receivables facility of up to $19.5 million (AUD 25.0 million) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $3.1 million (AUD 4.0 million) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 thousand (AUD 6 thousand) per month.

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

The details of the NAB Finance and Facilities Agreements as of December 31, 2017 were as follows:

$ in millions	December 31, 2017
Finance Agreement:
Borrowing capacity	$2.3
Less: outstanding borrowing	(2.0)
Additional borrowing availability	$0.3
Interest rates on outstanding borrowing	1.50%

Australian Receivables Agreement:
Borrowing capacity	$18.0
Less: outstanding borrowing	(5.1)
Additional borrowing availability	$12.9
Interest rates on outstanding borrowing	3.50%

New Zealand Receivables Agreement:
Borrowing capacity	$2.3
Less: outstanding borrowing	—
Additional borrowing availability	$2.3
Interest rates on outstanding borrowing	3.99%

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

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2017.

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. As of December 31, 2017, the Belgium subsidiary had a $1.2 million (€1 million) overdraft facility. Borrowings under the Belgium lending arrangement may be made with an interest rate based on the one month EURIBOR plus a margin, and was 2.75% as of December 31, 2017. The lending arrangement in Belgium has no expiration date and can be terminated with a 15 day notice period. There were no outstanding borrowings under Belgium lending agreements as of December 31, 2017.

In Singapore, the Company’s subsidiary can borrow up to $0.1 million (SGD $0.2 million) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus 1.75%, which was 6.00% on December 31, 2017. The Singapore overdraft facility expires annually each August but can be renewed for one year periods at that time. As of December 31, 2017, the Singapore overdraft facility had no outstanding borrowings and additional borrowings availability of $0.1 million (SGD $0.2 million).
Excluding the NAB Finance Agreement, the average monthly outstanding borrowings and weighted average interest rate for all the credit agreements above was $11.2 million and 3.07%, respectively, for the year ended December 31, 2017.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and for other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.
Liquidity Outlook

As of December 31, 2017, the Company had cash and cash equivalents on hand of $21.0 million supplemented by additional borrowing availability of $22.1 million under the Lloyds Agreement, the NAB Facility Agreement and other lending arrangements in Belgium and Singapore. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of December 31, 2017. The Company's near-term cash requirements during 2018 are primarily related to funding operations, restructuring actions, investing in capital expenditures and repurchasing common stock. For 2018, the Company expects to make capital expenditures of approximately $1.5 million to $2.5 million and payments in connection with current restructuring actions of approximately $1.0 million to $1.5 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth. Upon the closing of the pending Sale Transactions, the Company expects liquidity will substantially increase to support its operations.
As of December 31, 2017, $4.3 million of the Company's cash and cash equivalents noted above was held in the U.S. and the remainder was held internationally, primarily in the U.K. ($4.8 million), Belgium ($4.7 million), Mainland China ($1.5 million), Spain ($1.8 million), and France ($1.9 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. During the fourth quarter of 2017, the Company reevaluated its position that all unremitted earnings of its foreign subsidiaries would be indefinitely reinvested and the Company has provided tax on these unremitted earnings taking into consideration all expected future events based on presently existing tax laws and rates.
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

Off-Balance Sheet Arrangements

As of December 31, 2017, other than operating leases described below, the Company had no off-balance sheet arrangements.

Contractual Obligations

The Company has entered into various commitments that will affect its cash generation capabilities going forward. Specifically, it has entered into a number of non-cancelable operating leases for facilities and equipment worldwide. Future contractual obligations as of December 31, 2017 were as follows (commitments based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2017):

Contractual Obligation	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
$ in thousands					Total
Operating lease obligations (a)	$15,282	$16,391	$2,214	$971	$34,858
Capital lease obligations	75	52	—	—	127
Other purchase obligations	976	244	—	—	1,220
Other long term liabilities (b)	—	—	—	—	—
Other (c)	131	—	—	—	131
Total	$16,464	$16,687	$2,214	$971	$36,336

a.
Future minimum lease commitments have not been offset by expected future minimum sublease rental income of $6.4 million, due in the future through 2027 under subleases with third parties. Commitments and sublease rentals based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2017.

b.
The Company's non-current liabilities of $7.6 million in the Consolidated Balance Sheet as of December 31, 2017 are primarily comprised of income taxes, unrecognized tax benefits, deferred rent, and other various accruals. As the timing and/or amounts of any cash payment is uncertain, the related amounts have not been reflected in the table above.

c.	Represents remaining employee severance and related costs expected to be paid pursuant to the Previous Plans. See Note 13 included in Item 8 of this Form 10-K for additional information.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.1 million and $0.1 million as of December 31, 2017 and 2016, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Revenue Recognition

The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Contracting revenue is reported on a gross basis when the Company acts as the principal in the transaction and is at risk for collection in accordance with ASC 605-45, "Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent." The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.

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

ASC 605-45-50-3 and ASC 605-45-50-4, "Taxes Collected from Customers and Remitted to Governmental Authorities,"
provide that the presentation of taxes on either a gross basis (included in revenue and expense) or net basis (excluded from revenue) is an accounting policy decision. The Company collects various taxes assessed by governmental authorities and records these amounts on a net basis.

Beginning January 1, 2018, the Company adopted ASC 606, "Revenue from Contracts with Customers " using the modified retrospective approach. The adoption has an immaterial impact on the Company's financial statements.

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

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, "Income Taxes".  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record and provisional estimate in the financial statements.

We account for income taxes using the asset and liability method in accordance with ASC 740, "Income Taxes." This standard establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities. It requires an asset and liability approach for financial accounting and reporting of income taxes.

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

ASC 740-10-55-3, "Recognition and Measurement of Tax Positions - a Two Step Process," provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In addition, ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of December 31, 2017, the gross liability for income taxes associated with uncertain tax positions was $2.2 million.

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

During the fourth quarter of 2017, the Company reevaluated its position that all unremitted earnings of its foreign subsidiaries would be indefinitely reinvested and the Company has provided tax on these unremitted earnings taking into consideration all expected future events based on presently existing tax laws and rates.

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

Goodwill

In the fourth quarter of 2017, the Company early adopted Accounting Standards Update ("ASU") No. 2017-04, "Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), as part of the annual goodwill impairment testing.

ASC 350-20-35,"Intangibles-Goodwill and Other, Goodwill Subsequent Measurement," requires that goodwill not be amortized but be tested for impairment on an annual basis, or more frequently if circumstances warrant. The Company tests goodwill for impairment annually as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value. Per the provisions of ASC 350, the Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the qualitative assessment, the Company considers events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and the trend of cash flows, other relevant company-specific events and the ''cushion'' between a reporting unit's fair value and carrying amount in a recent fair value calculation. If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it is necessary to perform the quantitative goodwill impairment test. Otherwise, the quantitative goodwill impairment test is not required.

The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. In contrast, if the carrying amount of a reporting unit exceeds its fair value, goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit.

To estimate the fair value of a reporting unit, the Company utilizes the income approach and/or the market approach. The income approach is a valuation technique which indicates the fair value of the invested capital of a reporting unit based on the value of the cash flows that it is expected to generate in the future. The discounted cash flow method, an application of the income approach, estimates the future cash flows of the reporting unit and discounts these cash flows to their present value equivalents at a rate of return that considers the relative risk of achieving the cash flows and the time value of money. These cash flows indicate the fair value of the invested capital of the reporting unit on a marketable, controlling basis.

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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, "Compensation - Stock Compensation." The Company determines the fair value as of the grant date. Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain complex and subjective assumptions, including the expected life of the stock compensation award and the Company’s Common Stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the likelihood of achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock compensation expense could be different from what has been recorded in the current period.

For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. Prior to the adoption of ASU No. 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation (Topic 718) on October 1, 2016, the Company recorded stock-based compensation expense net of estimated forfeitures. The Company estimated its forfeiture rate based on historical data such as stock option exercise activities and employee termination patterns. After adoption of ASU 2016-09, the Company accounts for forfeitures as they occur. There were no stock options granted during the year ended December 31, 2017.

Recent Accounting Pronouncements

See note 2 to our Consolidated Financial Statements regarding the impact or potential impact of recent accounting pronouncements upon our financial position and results of operations.

Forward-Looking Statements
This Form 10-K contains statements that the Company believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the Company’s ability to complete the Sale Transactions on anticipated terms and timetable, (2) the possibility that the various closing conditions for the Sale Transactions may not be satisfied or waived, (3) the Company’s ability to obtain stockholder approval of the Sale Transactions, (4) the Company’s ability to achieve anticipated benefits from the Sale Transactions and operate successfully as a company focused on its RPO Business, (5) global economic fluctuations, (6) the Company's ability to successfully execute its strategic initiatives, (7) risks related to fluctuations in the Company’s operating results from quarter to quarter, (8) the ability of clients to terminate their relationship with the Company at any time, (9) competition in the Company’s markets, (10) the negative cash flows and operating losses that may recur in the future, (11) restrictions on the Company’s operating flexibility due to the terms of its credit facilities, (12) risks associated with the Company’s investment strategy, (13) risks related to international operations, including foreign currency fluctuations, (14) the Company’s dependence on key management personnel, (15) the Company’s ability to attract and retain highly-skilled professionals, (16) the Company’s ability to collect its accounts receivable, (17) the Company’s ability to maintain costs at an acceptable level, (18) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (19) risks related to providing uninterrupted service to clients, (20) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives and limits on related insurance coverage, (21) the Company’s ability to utilize net operating loss carry-forwards, (22) volatility of the Company’s stock price, (23) the impact of government regulations, (24) restrictions imposed by blocking arrangements, (25) risks related to potential acquisitions or dispositions of businesses by the Company and (26) those risks set forth in "Risk Factors." The foregoing list should not be construed to be exhaustive. Actual results or matters related to the Sale Transactions could differ materially from the forward-looking statements contained in this Form 10-K as a result of the timing of the closing of the Sale Transactions or the impact of the Sale Transactions on our results of operations, financial condition, cash flows, capital resources, profitability, cash requirements, management resources and liquidity. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2017, the Company earned approximately 92% of its gross margin outside the United States ("U.S."), and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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
As more fully described in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company has credit agreements with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited, National Australia Bank Limited and other credit agreements with lenders in Belgium and Singapore. The Company did not hedge the interest risk on borrowings under the credit agreements, and, accordingly, it is exposed to interest rate risk on the borrowings under such credit agreements. Based on our annual average borrowings, a 1% increase or decrease in interest rates on our borrowings would not have a material impact on our earnings.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management believes that, as of December 31, 2017, the Company's internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the SEC’s "smaller reporting company" rules that permit the Company to provide only management's assessment report for the year ended December 31, 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hudson Global, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hudson Global, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2017, the related notes, and financial statement schedules in Item 15(2) (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2008.

New York, New York
March 1, 2018

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$456,721	$422,744	$463,197
Direct costs	269,985	248,327	275,487
Gross margin	186,736	174,417	187,710
Operating expenses:
Salaries and related	142,651	139,848	149,442
Office and general	34,138	33,457	40,921
Marketing and promotion	4,301	4,029	4,268
Depreciation and amortization	2,748	3,090	3,845
Business reorganization	712	1,580	5,828
Goodwill impairment	1,909	—	—
Total operating expenses	186,459	182,004	204,304
Gain (loss) on sale and exit of businesses	—	—	19,835
Operating income (loss)	277	(7,587)	3,241
Non-operating income (expense):
Interest income (expense), net	(403)	(357)	(722)
Other income (expense), net	(510)	(247)	(266)
Income (loss) from continuing operations before provision for income taxes	(636)	(8,191)	2,253
Provision for (benefit from) income taxes from continuing operations	2,284	742	646
Income (loss) from continuing operations	(2,920)	(8,933)	1,607
Income (loss) from discontinued operations, net of income taxes	(21)	143	722
Net income (loss)	$(2,941)	$(8,790)	$2,329
Earnings (loss) per share:
Basic and diluted
Income (loss) from continuing operations	$(0.09)	$(0.27)	$0.05
Income (loss) from discontinued operations	—	0.01	0.02
Net income (loss)	$(0.09)	$(0.26)	$0.07
Weighted-average shares outstanding:
Basic	32,106	33,174	33,869
Diluted	32,106	33,174	34,084

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Comprehensive income (loss):
Net income (loss)	$(2,941)	$(8,790)	$2,329
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	3,844	(3,333)	(3,326)
Defined benefit pension plans - unrecognized net actuarial gain (loss) and prior service costs (credit), net of income taxes	(66)	(28)	5
Total other comprehensive income (loss), net of income taxes	3,778	(3,361)	(3,321)
Comprehensive income (loss)	$837	$(12,151)	$(992)

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$21,040	$21,322
Accounts receivable, less allowance for doubtful accounts of $684 and $799, respectively	71,878	58,517
Prepaid and other	4,125	4,265
Current assets of discontinued operations	—	38
Total current assets	97,043	84,142
Property and equipment, net	6,251	7,041
Deferred tax assets, non-current	6,404	6,494
Other assets	1,942	4,135
Total assets	$111,640	$101,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,957	$4,666
Accrued expenses and other current liabilities	45,565	36,154
Short-term borrowings	7,080	7,770
Accrued business reorganization	919	1,756
Current liabilities of discontinued operations	56	233
Total current liabilities	60,577	50,579
Deferred rent	1,833	2,968
Income tax payable, non-current	2,231	2,211
Other non-current liabilities	3,847	4,169
Total liabilities	68,488	59,927
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 34,959 and 34,910 shares, respectively	34	34
Additional paid-in capital	483,558	482,265
Accumulated deficit	(443,419)	(440,478)
Accumulated other comprehensive income	10,709	6,931
Treasury stock, 3,800 and 3,145 shares, respectively, at cost	(7,730)	(6,867)
Total stockholders’ equity	43,152	41,885
Total liabilities and stockholders' equity	$111,640	$101,812

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(2,941)	$(8,790)	$2,329
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,748	3,090	3,845
Goodwill impairment	1,909	—	—
Provision for (recovery of) doubtful accounts	60	226	178
Provision for (benefit from) deferred income taxes	339	(208)	189
Stock-based compensation	1,293	1,449	4,231
Gain on sale and exit of businesses	—	—	(21,245)
Other, net	—	211	194
Changes in operating assets and liabilities, net of effect of dispositions:
Decrease (increase) in accounts receivable	(7,809)	(582)	(1,254)
Decrease (increase) in prepaid and other assets	1,388	1,053	2,763
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,269	(3,317)	(7,902)
Increase (decrease) in accrued business reorganization	(1,830)	(2,552)	(679)
Net cash provided by (used in) operating activities	2,426	(9,420)	(17,351)
Cash flows from investing activities:
Capital expenditures	(1,471)	(2,766)	(3,061)
Proceeds from sale of consolidated subsidiary, net of cash sold	—	—	7,894
Proceeds from sale of assets, net of disposal costs	—	42	16,815
Net cash provided by (used in) investing activities	(1,471)	(2,724)	21,648
Cash flows from financing activities:
Borrowings under credit agreements	179,642	118,583	147,429
Repayments under credit agreements	(181,204)	(112,835)	(144,994)
Repayment of capital lease obligations	(93)	(85)	(104)
Dividend payments	—	(3,401)	—
Payments for deferred financing costs	—	—	(57)
Purchases of treasury stock	(858)	(5,127)	(1,386)
Purchase of restricted stock from employees	(5)	(65)	(244)
Net cash provided by (used in) financing activities	(2,518)	(2,930)	644
Effect of exchange rates on cash and cash equivalents	1,281	(1,267)	(1,267)
Net increase (decrease) in cash and cash equivalents	(282)	(16,341)	3,674
Cash and cash equivalents, beginning of the period	21,322	37,663	33,989
Cash and cash equivalents, end of the period	$21,040	$21,322	$37,663
Supplemental disclosures of cash flow information:
Cash payments during the period for interest	$395	$336	$381
Cash payments during the period for income taxes, net of refunds	$2,009	$918	$89

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at January 1, 2015	33,542	$34	$476,689	$(430,616)	$13,613	$(463)	$59,257
Net income (loss)	—	—	—	2,329	—	—	2,329
Other comprehensive income (loss), translation adjustments	—	—	—	—	(3,326)	—	(3,326)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	5	—	5
Purchase of treasury stock	(528)	—	—	—	—	(1,386)	(1,386)
Purchase of restricted stock from employees	(108)	—	—	—	—	(244)	(244)
Issuance of shares for 401(k) plan contribution	116	—	(104)	—	—	418	314
Stock-based compensation	1,589		4,231	—	—	—	4,231
Balance at December 31, 2015	34,611	$34	$480,816	$(428,287)	$10,292	$(1,675)	$61,180
Net income (loss)	—	—	—	(8,790)	—	—	(8,790)
Other comprehensive income (loss), translation adjustments	—	—	—	—	(3,333)	—	(3,333)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	(28)	—	(28)
Cash Dividends ($.10 per share)	—	—	—	(3,401)	—	—	(3,401)
Purchase of treasury stock	(2,461)	—	—	—	—	(5,127)	(5,127)
Purchase of restricted stock from employees	(35)	—	—	—	—	(65)	(65)
Stock-based compensation	(350)	—	1,449	—	—	—	1,449
Balance at December 31, 2016	31,765	$34	$482,265	$(440,478)	$6,931	$(6,867)	$41,885
Net income (loss)	—	—	—	(2,941)	—	—	(2,941)
Other comprehensive income (loss), translation adjustments	—	—	—	—	3,844	—	3,844
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	(66)	—	(66)
Purchase of treasury stock	(650)	—	—	—	—	(858)	(858)
Purchase of restricted stock from employees	(5)	—	—	—	—	(5)	(5)
Stock-based compensation	49		1,293	—	—	—	1,293
Balance at December 31, 2017	31,159	$34	$483,558	$(443,419)	$10,709	$(7,730)	$43,152

See accompanying notes to consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS
Hudson Global, Inc. and its subsidiaries (the "Company") are comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe ("Hudson regional businesses" or "Hudson"). The Company provides specialized professional-level recruitment and related talent solutions worldwide. The Company’s core service offerings include Permanent Recruitment, Contracting, Recruitment Process Outsourcing ("RPO") and Talent Management Solutions. As of December 31, 2017, the Company had approximately 1,500 employees operating in 13 countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Unless otherwise stated, amounts are presented in United States of America ("U.S.") dollars and all amounts are in thousands, except for number of shares and per share amounts.

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017-04, "Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates the previous two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 was early adopted by the Company for the year ending December 31, 2017. The adoption did not have a material impact on the consolidated financial statements as a goodwill impairment charge was recognized for one of the Company's reporting units in the current year (which was measured based on the updated guidance outlined in ASU 2017-04). See Note 11 for further discussion of goodwill.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)." ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment awards transactions. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

adoption is permitted. The Company has elected to early adopt ASU 2016-09 as of January 1, 2016. The Company elected to account for forfeitures as they occur. The adoption of ASU 2016-09 did not have a material effect on the Company's financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (subtopic 205-40)." ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern. Management will be required to perform this assessment for both interim and annual reporting periods and must make certain disclosures if it concludes that substantial doubt exists. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. The Company adopted ASU 2014-15 effective for annual period ending December 31, 2017. The adoption did not have a material impact on its consolidated financial statements.

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

Nature of Business and Credit Risk

The Company's revenue is earned from professional placement services, mid-level employee professional staffing and contracting services and human capital services. These services are provided to a large number of customers in many different industries. The Company operates throughout North America, the United Kingdom ("U.K."), Continental Europe, Australia, New Zealand and Asia. During 2017, no single client accounted for more than 10% of the Company's total revenue. As of December 31, 2017, no single client accounted for more than 10% of the Company's outstanding accounts receivable.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral. The Company has not experienced significant losses related to receivables.

Revenue Recognition

The Company recognizes revenue for temporary services at the time services are provided and revenue is recorded on a time and materials basis. Contracting revenue is reported on a gross basis when the Company acts as the principal in the transaction and is at risk for collection in accordance with FASB Accounting Standards Codification Topic ("ASC") 605-45, "Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent." The Company's revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.

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

ASC 605-45-50-3 and ASC 605-45-50-4, "Taxes Collected from Customers and Remitted to Governmental Authorities," provide that the presentation of taxes on either a gross basis (included in revenue and expense) or net basis (excluded from revenue) is an accounting policy decision. The Company collects various taxes assessed by governmental authorities and records these amounts on a net basis.
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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, "Compensation - Stock Compensation." The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. Prior to the adoption of ASU No. 2016-09 ("ASU 2016-09"), "Compensation - Stock Compensation (Topic 718)" on October 1, 2016, the Company recorded stock-based compensation expense net of estimated forfeitures. The Company estimated its forfeiture rate based on historical data such as stock option exercise activities and employee termination patterns. After adoption of ASU 2016-09, the Company accounts for forfeitures as they occur. There were no stock options granted during the year ended December 31, 2017.

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

In December 2007, the Securities and Exchange Commission ("SEC") staff issued SAB No. 110, "Certain Assumptions Used In Valuation Methods - Expected Term". SAB No. 110 allows companies to continue to use the simplified method, as defined in SAB No. 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the use of the simplified method is allowed. The Company has opted to use the simplified method for stock options the Company granted because management believes that the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

In accordance with ASC 718, the Company reflects the tax savings resulting from tax deductions in excess of income tax benefits as a financing cash flow in its Consolidated Statement of Cash Flows, when applicable.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record and provisional estimate in the financial statements.

Earnings from the Company's global operations are subject to tax in various jurisdictions both within and outside the United States. The Company accounts for income taxes in accordance with ASC 740, "Income Taxes". This standard establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities. It requires an asset and liability approach for financial accounting and reporting of income taxes.

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

ASC 740-10-55-3, "Recognition and Measurement of Tax Positions - a Two Step Process," provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. The Company provides tax reserves for U.S. Federal, state and local and international unrecognized tax benefits for all periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized as a component of income tax expense. Although the outcome related to these exposures is uncertain, in management's opinion, adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures. In certain circumstances, the ultimate outcome for exposures and risks involve significant uncertainties which render them inestimable. If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have material impact on the Company's results of operations.

During the fourth quarter of 2017, the Company reevaluated its position that all unremitted earnings of our foreign subsidiaries would be indefinitely reinvested and the Company has provided tax on these unremitted earnings taking into consideration all expected future events based on presently existing tax laws and rates.

Earnings (Loss) Per Share
Basic earnings (loss) per share ("EPS") is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

of all dilutive potential common shares, primarily stock options "in-the-money" and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the "treasury stock" method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period, or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the market conditions are met.

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

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with ASC 350-40, "Intangibles Goodwill and Other: Internal-Use Software." Costs incurred during the application-development stage for software purchased and further customized by outside vendors for the Company's use and software developed by a vendor for the Company's proprietary use have been capitalized. Costs incurred for the Company's own personnel who are directly associated with software development are capitalized as appropriate. Capitalized software costs are included in property and equipment.

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

Goodwill Impairment

ASC 350-20-35,"Intangibles-Goodwill and Other, Goodwill Subsequent Measurement," requires that goodwill not be amortized but be tested for impairment on an annual basis, or more frequently if circumstances warrant. The Company tests goodwill for impairment annually as of October 1, or more frequently if circumstances indicate that its carrying value might exceed its current fair value. Per the provisions of ASC 350, the Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the qualitative assessment, the Company considers events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and the trend of cash flows, other relevant company-specific events and the ''cushion'' between a reporting unit's fair value and carrying amount in a recent fair value calculation. If it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it is necessary to perform the quantitative goodwill impairment test. Otherwise, the quantitative goodwill impairment test is not required.

The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. In contrast, if the carrying amount of a reporting unit exceeds its fair value, goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit.

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

Recent Accounting Standard Updates Not Yet Adopted

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect of this update but does not

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

believe it will have a material impact on its financial statements and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact to its consolidated financial statements but does not believe it will have a material impact on its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB amended the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017 and early adoption is permitted only for fiscal years beginning after December 15, 2016. In March, April and May 2016, the FASB issued ASU 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," ASU 2016-10 "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and ASU 2016-12 "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" which provide further clarifications to be considered when implementing ASU 2014-09. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.
Based on the Company's evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on ASU 2014-09 is consistent with our revenue recognition policy under previous guidance. We adopted the new standard effective January 1, 2018, using the modified retrospective approach, and will expand our consolidated financial statement disclosures in order to comply with the ASU. We have determined the adoption of ASU 2014-09 will not have a material impact on our results of operations, cash flows, or financial condition except for balance sheet reclassifications required to establish the refund liability concept provided for in the new guidance.There have been no other new accounting pronouncements not yet effective that have significance, or potential significance, to the Company's Consolidated Financial Statements.

NOTE 3 – DIVESTITURES

Hudson Information Technology (US) business (the "US IT business")

On June 15, 2015, the Company completed the sale (the "US IT Business Sale") of substantially all of the assets (excluding working capital) of its US IT business to Mastech, Inc. (the "Purchaser"). The completion of the US IT Business Sale was effective June 14, 2015. The US IT Business Sale was pursuant to an Asset Purchase Agreement, dated as of May 8, 2015, by and among the Company, Hudson Global Resources Management, Inc., a wholly owned subsidiary of the Company, and the Purchaser. At the closing of the Sale, the Company received from the Purchaser pursuant to the Asset Purchase

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Agreement the purchase price of $16,977 in cash. The US IT business pre-tax loss in accordance with ASC No. 205 "Reporting Discontinued Operations" ("ASC 205") for the year ended December 31, 2015 was $130.

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

Netherlands business

On May 7, 2015, the Company entered into a Share Purchase Agreement and completed the sale (the "Netherlands Business Sale") of its Netherlands business, to InterBalance Group B.V., effective April 30, 2015, in a management buyout for $9,029, which included cash retained of $1,135. As a result, for the year ended December 31, 2015 the Company recognized a gain of $2,841 on the divestiture of the Netherlands Business Sale, which included $2,799 of non-cash accumulated foreign currency translation losses. Income tax on the gain was $0 because the gain is exempt from Netherlands tax. As the divestiture did not meet the requirements for classification as discontinued operations, the gain on sale is presented as a component of income (loss) from operations. The Netherlands pre-tax profit in accordance with ASC 205 for the year ended December 31, 2015 was $373.

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

The carrying amounts of the major classes of assets and liabilities from the Legal eDiscovery business and Sweden operations included as part of the discontinued operations were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	December 31, 2017			December 31, 2016
	eDiscovery	Sweden	Total	eDiscovery	Sweden	Total
Total assets	$—	$—	$—	$38	$—	$38
Total liabilities (a)	$56	$—	$56	$291	$—	$291

a.	Total liabilities primarily consisted of restructuring liabilities for lease termination payments and severance.

Reported results for the discontinued operations by period were as follows:

	For The Year Ended December 31,
	2017
	eDiscovery	Sweden	Total
Revenue	$—	$—	$—
Gross margin	—	—	—
Business reorganization	21	—	21
Operating income (loss), excluding gain (loss) from sale of business	(21)	—	(21)
Other non-operating income (loss), including interest	—	—	—
Gain (loss) from sale of discontinued operations	—	—	—
Income (loss) from discontinued operations before income taxes	(21)	—	(21)
Provision (benefit) for income taxes (a)	—	—	—
Income (loss) from discontinued operations	$(21)	$—	$(21)

	For The Year Ended December 31,
	2016
	eDiscovery	Sweden	Total
Revenue	$30	$—	$30
Gross margin	130	—	130
Business reorganization	(111)	—	(111)
Operating income (loss), excluding gain (loss) from sale of business	187	(19)	168
Other non-operating income (loss), including interest	—	—	—
Gain (loss) from sale of discontinued operations	—	—	—
Income (loss) from discontinued operations before income taxes	187	(19)	168
Provision (benefit) for income taxes (a)	25	—	25
Income (loss) from discontinued operations	$162	$(19)	$143

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	For The Year Ended December 31,
	2015
	eDiscovery	Sweden	Total
Revenue	$(1)	$30	$29
Gross margin	(30)	30	—
Business reorganization	501	(29)	472
Operating income (loss), excluding gain (loss) from sale of business	(731)	14	(717)
Other non-operating income (loss), including interest	(8)	—	(8)
Gain (loss) from sale of discontinued operations	137	1,273	1,410
Income (loss) from discontinued operations before income taxes	(602)	1,287	685
Provision (benefit) for income taxes (a)	(37)	—	(37)
Income (loss) from discontinued operations	$(565)	$1,287	$722

a.
Income tax expense is provided at the effective tax rate by taxing jurisdiction and differs from the U.S. statutory tax rate of 35% due to the inability of the Company to recognize tax benefits on losses in the U.S. and certain foreign jurisdictions, variations from the U.S. tax rate in foreign jurisdictions, non-deductible expenses and other miscellaneous taxes.

NOTE 5 – REVENUE, DIRECT COSTS AND GROSS MARGIN
 The Company’s revenue, direct costs and gross margin were as follows:

	For The Year Ended December 31, 2017
	Contracting	Permanent Recruitment	Talent Management	Other	Total
Revenue	$292,102	$124,367	$38,092	$2,160	$456,721
Direct costs (1)	258,243	2,769	6,687	2,286	269,985
Gross margin	$33,859	$121,598	$31,405	$(126)	$186,736

	For The Year Ended December 31, 2016
	Contracting	Permanent Recruitment	Talent Management (2)	Other	Total
Revenue	$270,777	$112,582	$37,204	$2,181	$422,744
Direct costs (1)	236,654	2,429	7,216	2,028	248,327
Gross margin	$34,123	$110,153	$29,988	$153	$174,417

	For the Year Ended December 31, 2015
	Contracting	Permanent Recruitment	Talent Management (2)	Other	Total
Revenue	$305,052	$118,934	$37,425	$1,786	$463,197
Direct costs (1)	262,322	2,733	8,681	1,751	275,487
Gross margin	$42,730	$116,201	$28,744	$35	$187,710

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 6 – STOCK-BASED COMPENSATION
Equity Compensation Plans
The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated on May 24, 2016 (the "ISAP"), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, and restricted stock units as well as other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors (the "Compensation Committee") will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, restricted stock units and other types of equity-based awards. As determined by the Compensation Committee, equity awards may also be subject to immediate vesting upon the occurrence of certain events following a change in control of the Company. The Company primarily grants restricted stock and restricted stock units to its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. On May 24, 2016, the Company's stockholders approved an amendment and restatement of the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 2,400,000 shares. As of December 31, 2017, there were 1,767,507 shares of the Company’s common stock available for future issuance.

All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plans.

The Company’s stock plan agreements provided that a change in control of the Company will occur if, among other things, individuals who were directors as of the date of the agreement and any new director whose appointment or election was approved or recommended by a vote of at least two-thirds of the directors then in office who were either directors on the date of the agreement or whose appointment or election was previously so approved or recommended (each, a "continuing director") cease to constitute a majority of the Company’s directors. A change in control occurred as of the Company's 2015 annual meeting of stockholders on June 15, 2015 under these agreements because continuing directors ceased to constitute a majority of the Company's directors. As a result, certain equity awards vested resulting in an accelerated stock-based compensation expense of $2,541 for the year ended December 31, 2015.

A summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the year ended December 31, 2017 was as follows:

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

The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the year ended December 31, 2017, the Company granted 414,128 restricted stock units to its non-employee directors pursuant to the Director Plan. As of December 31, 2017, non-employee directors held 873,784 deferred restricted stock units.
For the years ended December 31, 2017, 2016 and 2015, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units, which are included in the accompanying Consolidated Statements of Operations, were as follows:

	For The Year Ended December 31,
	2017	2016	2015
Stock options	$—	$17	$23
Restricted stock	—	678	3,188
Restricted stock units	1,293	754	1,020
Total	$1,293	$1,449	$4,231
Tax benefits recognized in jurisdictions where the Company has taxable income	$69	$90	$362

As of December 31, 2017 and 2016, unrecognized compensation expense and weighted average period over which the compensation expense is expected to be recognized relating to the unvested portion of the Company's stock options, restricted stock, and restricted stock unit awards, in each case, based on the Company's historical valuation treatment, were as follows:

	As of December 31,
	2017		2016
	Unrecognized Expense	Weighted Average Period in Years	Unrecognized Expense	Weighted Average Period in Years
Stock options	$—	0.00	$—	0.00
Restricted stock	$—	0.00	$—	0.00
Restricted stock units	$677	1.55	$195	1.55

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
The following were the weighted average assumptions used to determine the fair value of stock options granted by the Company and the details of option activity as of and for the respective periods:

	As of December 31,
	2017	2016	2015
Volatility	(a)	(a)	48.9%
Risk free interest rate	(a)	(a)	1.1%
Dividends	(a)	(a)	—
Expected life (years)	(a)	(a)	2.75
Weighted average fair value of options granted during the period	(a)	(a)	$0.81

(a)	Stock option assumptions are not provided above because there were no options granted during the years ended December 31, 2017 and 2016.
Changes in the Company’s stock options for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For The Year Ended December 31,
	2017		2016		2015
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	123,500	$6.16	206,000	$8.13	756,800	$8.78
Granted	—	—	—	—	50,000	2.49
Forfeited	—	—	—	—	(485,000)	7.32
Expired	(23,500)	15.97	(82,500)	11.09	(115,800)	13.35
Options outstanding at December 31,	100,000	$3.86	123,500	$6.16	206,000	$8.13
Options exercisable at December 31,	100,000	$3.86	123,500	$6.16	181,000	$8.91

The cash proceeds from the exercise of stock options, associated income tax benefits, and total intrinsic value for stock options exercised based on the closing price of the Company's common stock were nil for the years ended December 31, 2017, 2016 and 2015.

The weighted average remaining contractual term and the aggregated intrinsic value for stock options outstanding and exercisable as of December 31, 2017 and 2016 were as follows:

	As of December 31,
	2017		2016
	Remaining Contractual Term in Years	Aggregated Intrinsic Value	Remaining Contractual Term in Years	Aggregated Intrinsic Value
Stock options outstanding	1.85	$—	2.35	$—
Stock options exercisable	1.85	$—	2.35	$—

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Restricted Stock
Changes in the Company’s restricted stock for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For The Year Ended December 31,
	2017		2016		2015
	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at January 1,	—	$—	680,000	$1.60	803,999	$3.00
Granted	—	—	—	—	1,270,500	2.17
Vested	—	—	(330,000)	2.45	(1,204,798)	2.90
Forfeited	—	—	(350,000)	0.85	(189,701)	3.14
Unvested restricted stock at December 31,	—	$—	—	$—	680,000	$1.60

The total fair value of restricted stock vested during the years ended December 31, 2017, 2016 and 2015 were as follows:

	For The Year Ended December 31,
	2017	2016	2015
Fair value of restricted stock vested	$—	$553	$2,675

Restricted Stock Units
Changes in the Company’s restricted stock units arising from grants to certain employees and non-employee directors for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For The Year Ended December 31,
	2017		2016		2015
	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Unit	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	480,000	$2.79	—	$—	119,940	$3.57
Granted	1,404,128	1.09	763,477	2.56	372,739	2.47
Vested	(462,855)	1.47	(263,477)	2.12	(450,179)	2.70
Forfeited	(332,340)	2.79	(20,000)	2.79	(42,500)	3.21
Unvested restricted stock units at December 31,	1,088,933	$1.16	480,000	$2.79	—	$—

The total fair value of restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 were as follows:

	For The Year Ended December 31,
	2017	2016	2015
Fair value of restricted stock units vested	$595	$558	$1,022

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

7 – INCOME TAXES

Income Tax Provision

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.
As a result of the reduction in the U.S. federal tax rate from 35% to 21% under the Tax Act, the Company revalued its ending gross deferred tax assets at December 31, 2017 by $46,189 which was fully offset by a decrease in valuation allowance. Additionally, the Company recorded a provisional amount of $0 tax payable with respect to the deemed mandatory repatriation of undistributed foreign earnings of foreign subsidiaries and the Company has elected to account for the global intangible low-taxed income ("GILTI") tax, if applicable, in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017. On this basis, the net impact on tax expense provided in the Company’s consolidated financial statements for the year ended December 31, 2017 related to the Tax Act is $0. The ultimate impact may differ from the provisional amounts due to additional analysis, changes in interpretations and assumptions, and additional regulatory guidance. The provisional accounting is expected to be complete when the 2017 U.S. federal income tax return is filed in 2018.
The domestic and foreign components of income (loss) before income taxes from continuing operations were as follows:

	Year ended December 31,
	2017	2016	2015
Domestic	$(4,945)	$(5,768)	$3,607
Foreign	4,309	(2,423)	(1,354)
Income (loss) from continuing operations before provision for income taxes	$(636)	$(8,191)	$2,253

The provision for (benefit from) income taxes from continuing operations were as follows:

	Year ended December 31,
	2017	2016	2015
Current tax provision (benefit):
U.S. Federal	$—	$—	$—
State and local	19	(11)	18
Foreign	1,926	981	439
Total current provision for (benefit from) income taxes	1,945	970	457
Deferred tax provision (benefit):
U.S. Federal	—	—	—
State and local	—	—	—
Foreign	339	(228)	189
Total deferred provision for (benefit from) income taxes	339	(228)	189
Total provision for (benefit from) income taxes from continuing operations	$2,284	$742	$646

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Tax Rate Reconciliation

The effective tax rates for the years ended December 31, 2017, 2016 and 2015 were negative 359.1%, negative 9.1% and positive 28.7%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% due to state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, variations from the U.S. Federal statutory rate in foreign jurisdictions, taxes on repatriations of foreign profits, and non-deductible expenses. The effect of U.S. federal tax rate changes in 2017 and state tax rate changes in 2015 on deferred tax assets was offset by an increase in valuation allowance and has no net impact on effective tax rate.

The following is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2017, 2016 and 2015 to the U.S. Federal statutory rate of 35%:

	Year ended December 31,
	2017	2016	2015
Provision for (benefit from) continuing operations at Federal statutory rate of 35%	$(222)	$(2,867)	$787
State income taxes, net of Federal income tax effect	13	(7)	11
Change in valuation allowance	(46,183)	(5,045)	447
Taxes related to foreign income	956	8,901	2,140
Effect of U.S. federal and state tax rate changes on deferred tax assets	46,189	—	(6,834)
Nondeductible expenses	1,214	399	1,375
Others	317	(639)	2,720
Provision for (benefit from) income taxes	$2,284	$742	$646

Deferred Taxes Assets (Liabilities)

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Net deferred tax assets as of December 31, 2017 and 2016, have been classified as non-current in the accompanying Consolidated Balance Sheets. Significant temporary differences at December 31, 2017 and 2016 were as follows:

	As of December 31,
	2017	2016
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$116	$157
Property and equipment	868	1,024
Goodwill and intangibles	1,614	3,879
Accrued compensation	4,318	3,011
Accrued liabilities and other	2,299	2,311
Tax loss carry-forwards	107,348	152,197
Deferred tax assets (liabilities) gross, total	116,563	162,579
Valuation allowance	(110,159)	(156,343)
Deferred tax assets (liabilities), net of valuation allowance, total	$6,404	$6,236

During the fourth quarter 2017, the Company reevaluated its position that all unremitted earnings of its foreign subsidiaries would be indefinitely reinvested and the Company is now required to account for U.S. tax on these earnings. Future repatriations of previously unremitted foreign earnings are expected to either be exempt from U.S. taxation or offset by NOLs, therefore as of December 31, 2017, no U.S. tax has been provided on unremitted foreign earnings. The Company has provided $30 of withholding tax with respect to unremitted foreign earnings.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Net Operating Losses ("NOLs") and Valuation Allowance

At December 31, 2017, the Company had net NOLs for U.S. Federal tax purposes of approximately $327,057. This total includes approximately $16,584 of tax losses that were not absorbed by Monster Worldwide, Inc. ("Monster") on its consolidated U.S. Federal tax returns through the spin off of the Company on April 1, 2003. U.S. federal NOLs expire at various dates through 2037. During 2016, the Company adopted ASU 2016-09, as a result the NOL balance was increased by the $5,222 previously unrecognized deductions related to stock options and restricted stock and the valuation allowance was increased resulting in a net tax impact of $0. The Company's utilization of NOLs is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code, which may limit our ability to utilize all of the existing NOLs before the expiration dates. As of December 31, 2017, certain international subsidiaries had NOLs for local tax purposes of $85,055. With the exception of $79,355 of NOLs with an indefinite carry forward period as of December 31, 2017, these losses will expire at various dates through 2037, with $139 scheduled to expire during 2018. The deferred tax recognized for NOLs are presented net of unrecognized tax benefits, where applicable.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and projected future taxable income. The provision for income tax includes a net tax benefit of $0, resulting from changes in judgment regarding the realizability of deferred tax assets in future years. As of December 31, 2017, $103,884 of the valuation allowance relates to the deferred tax asset for NOLs, $86,670 of which is U.S. Federal and state, and $17,214 of which is foreign, that management has determined will more likely than not expire prior to realization. The remaining valuation allowance of $6,275 relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company's U.S. and foreign tax losses.
Uncertain Tax Positions
As of December 31, 2017 and 2016, the Company's unrecognized tax benefits, including interest and penalties, which would lower the Company’s annual effective income tax rate if recognized in the future, were as follows:

	As of December 31,
	2017	2016
Gross unrecognized tax benefits excluding interest and penalties	$2,056	$2,039
Less: amount presented as a reduction to a deferred tax asset	521	438
Unrecognized tax benefits, excluding interest and penalties	$1,535	$1,601
Accrued interest and penalties	696	610
Total unrecognized tax benefits that would impact the effective tax rate	$2,231	$2,211

The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits, exclusive of interest and penalties:

Balance at January 1, 2017	$2,039
Additions based on tax positions related to the current year	79
Additions for tax positions of prior years	2
Lapse of statute of limitations	(150)
Currency Translation	86
Balance at December 31, 2017	$2,056

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Estimated interest and penalties classified as part of the provision for income taxes in the Company’s Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year ended December 31,
	2017	2016	2015
Expense for (benefit of) estimated interest and penalties related to unrecognized tax benefits	$55	$77	$50
Based on information available as of December 31, 2017, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $200 to $400 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or the statutes of limitations for those years when the NOLs are used or expire. As of December 31, 2017, the Company's open tax years remain subject to examination by the relevant tax authorities and currently under income tax examination were principally as follows:

Year
Earliest tax years remain subject to examination by the relevant tax authorities:
U.S. Federal	2014
Other U.S. state and local jurisdictions	2013
U.K.	2016
Australia	2013
Majority of other foreign jurisdictions	2013
The Company believes that its tax reserves are adequate for all years subject to examination above.

NOTE 8 – EARNINGS (LOSS) PER SHARE
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations were as follows:

	For The Year Ended December 31,
	2017	2016	2015
Earnings (loss) per share:
EPS - basic and diluted
Income (loss) from continuing operations	$(0.09)	$(0.27)	$0.05
Income (loss) from discontinued operations	—	0.01	0.02
Net income (loss)	$(0.09)	$(0.26)	$0.07
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(2,920)	$(8,933)	$1,607
Income (loss) from discontinued operations, net of income taxes	(21)	143	722
Net income (loss)	$(2,941)	$(8,790)	$2,329
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,106	33,174	33,869
Common stock equivalents: stock options and other stock-based awards (a)	—	—	215
Weighted average number of common stock outstanding - diluted	32,106	33,174	34,084

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
The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the years ended December 31, 2017, 2016 and 2015 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive or market conditions have not been achieved:

	For The Year Ended December 31,
	2017	2016	2015
Unvested restricted stock	—	—	350,000
Unvested restricted stock units	1,088,933	480,000	—
Stock options	100,000	123,500	206,000
Total	1,188,933	603,500	556,000

NOTE 9 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016 was as follows:

	As of December 31,
	2017	2016
Included under the caption "Other assets":
Collateral accounts	$117	$557
Rental deposits	554	385
Total amount under the caption "Other assets":	$671	$942
Included under the caption "Prepaid and other":
Client guarantees	$183	$139
Other	113	108
Total amount under the caption "Prepaid and other"	$296	$247
Total restricted cash	$967	$1,189

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 10 – PROPERTY AND EQUIPMENT, NET
As of December 31, 2017 and 2016, property and equipment, net were as follows:

	As of December 31,
	2017	2016
Computer equipment	$5,945	$5,888
Furniture and equipment	2,470	2,244
Capitalized software costs	18,306	17,010
Leasehold and building improvements	14,197	13,699
	40,918	38,841
Less: accumulated depreciation and amortization	34,667	31,800
Property and equipment, net	$6,251	$7,041

The Company had expenditures of approximately $297 and $235 for acquired property and equipment, mainly consisting of software development, fixtures, computer equipment and leasehold improvements, which had not been placed in service as of December 31, 2017 and 2016, respectively. Depreciation expense is not recorded for such assets until they are placed in service.
Held for Sale Accounting and Impairment of Long-Lived Assets
Under FASB ASC 360, "Property, Plant, and Equipment," a disposal group shall be classified as held for sale in the period in which certain criteria are met. Because the Company must obtain stockholder approval prior to closing the Sale Transactions, the criteria for held for sale accounting have not been met. As of December 31, 2017, the net assets included in the Sale Transactions are deemed held and used and included in continuing operations.
The Company is required to test a long-lived asset to be held and used for impairment if circumstances indicate that its carrying value might exceed its current fair value. The Company deemed the Sale Transactions to be a triggering events that required the Company to perform an impairment assessment with respect to long-lived assets, primarily property and equipment. The undiscounted future cash flows resulting from the long-lived assets use and eventual disposition, exceeded the asset groups' carrying values. Accordingly, management concluded the Company's long-lived assets were not impaired.
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
Non-Cash Capital Expenditures
The Company has acquired certain computer equipment under capital lease agreements. The current portion of the capital lease obligations are included under the caption "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets and the non-current portion of the capital lease obligations are included under the caption "Other non-current liabilities" in the Consolidated Balance Sheets as of December 31, 2017 and 2016. A summary of the Company’s equipment acquired under capital lease agreements was as follows:

	As of December 31,
	2017	2016
Capital lease obligation, current	$75	$65
Capital lease obligation, non-current	$52	$140

The Company acquired $0 and $0 of property and equipment under capital lease agreements for the years ended December 31, 2017 and 2016, respectively.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 11 – GOODWILL

The following is a summary of the changes in the carrying value of the Company’s goodwill, which was included under the caption of Other Assets in the accompanying Consolidated Balance Sheets, for the years ended December 31, 2017 and 2016. The goodwill is related to the Company’s acquisition of the businesses of Tong Zhi (Beijing) Consulting Service Ltd and Guangzhou Dong Li Consulting Service Ltd.

	Carrying Value
	2017	2016
Goodwill, January 1,	$1,812	$1,938
Impairments	(1,909)	—
Currency translation	97	(126)
Goodwill, December 31,	$—	$1,812

On December 17, 2017, the Company announced plans to divest its recruitment and talent management businesses, inclusive of the China reporting unit (see Note 21). As a result, on December 31, 2017, the Company applied ASC 350-20-35, including the updated guidance from ASU 2017-04 which the Company adopted in 2017, and performed quantitative assessments to determine whether it was more likely than not that the fair value of its China reporting unit was less than its carrying value. As a result of the planned divestiture, the Company estimated the market value of the reporting unit based on the estimated purchase price for the planned divestiture. The Company determined the fair value of the reporting unit did not exceed its carrying value and goodwill was considered impaired. In accordance with ASU 2017-04, the Company calculated the impairment charge as the difference between the carrying amount and the fair value of the reporting unit. For the year ended December 31, 2017, an impairment charge was recognized for $1,909.
On October 1, 2016, the Company applied ASC 350-20-35, and performed quantitative assessments to determine whether it was more likely than not that the fair value of its China reporting unit was less than its carrying value. At the conclusion of its assessment, the Company determined the fair value of the reporting unit exceeded its carrying value. As such, the Company determined that no impairment of goodwill had taken place. At December 31 2016, the Company performed additional assessment with respect to goodwill and determined that no impairment existed at its China reporting unit as of December 31, 2016.

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2017 and 2016, the Company's accrued expenses and other current liabilities consisted of the following:

	December 31,
	2017	2016
Salaries, commissions and benefits	$29,547	$21,843
Sales, use, transaction and income taxes	8,872	7,438
Fees for professional services	1,601	1,148
Rent	1,716	1,920
Deferred revenue	1,231	1,024
Other accruals	2,598	2,781
Total accrued expenses and other current liabilities	$45,565	$36,154

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

For the year ended December 31, 2017, restructuring charges associated with these Previous Plans included changes in estimates for lease termination payments for rationalized offices in Europe. Business reorganization from continuing operations for the years ended December 31, 2017, 2016 and 2015 for the Previous Plans, collectively, were as follows:

	Year Ended December 31,
	2017	2016	2015
Previous Plans	$712	$1,580	$5,828
Total business reorganization from continuing operations	$712	$1,580	$5,828

The following table contains amounts for Changes in Estimate, Additional Charges, and Payments related to prior restructuring plans that were incurred or recovered during the year ended December 31, 2017. The amounts for Changes in Estimate and Additional Charges are classified as business reorganization in the Company’s Consolidated Statements of Operations. Amounts in the "Payments" column represent primarily the cash payments associated with the reorganization plans. Changes in the accrued business reorganization for the year ended December 31, 2017 were as follows:

	December 31, 2016	Changes in Estimate	Additional Charges	Payments	December 31, 2017
Lease termination costs	$2,273	$698	$—	$(1,917)	$1,054
Employee termination benefits	266	(11)	—	(124)	131
Other associated costs	32	25	—	(38)	19
Total	$2,571	$712	$—	$(2,079)	$1,204

Lease Termination Costs

The business reorganization incurred for lease termination for the years ended December 31, 2017, 2016 and 2015 by segment were as follows:

Lease termination costs for the year ended December 31,	Hudson	Hudson	Hudson
	Americas	Asia Pacific	Europe	Corporate	Total
2017	$(105)	$—	$803	$—	$698
2016	$(16)	$(24)	$1,022	$10	$992
2015	$503	$625	$1,358	$181	$2,667

Employee Termination Benefits

The business reorganization incurred for employee termination benefits for the years ended December 31, 2017, 2016 and 2015 by segment were as follows:

Employee termination benefits for the year ended December 31,	Hudson	Hudson	Hudson
	Americas	Asia Pacific	Europe	Corporate	Total
2017	$23	$—	$(12)	$(22)	$(11)
2016	$(8)	$273	$77	$(26)	$316
2015	$350	$(2)	$792	$969	$2,109

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Other Associated Costs

Other associated business reorganization incurred for contract cancellation costs and professional fees for the years ended December 31, 2017, 2016 and 2015 by segment were as follows:

Other Associated Costs for the year ended December 31,	Hudson	Hudson	Hudson
	Americas	Asia Pacific	Europe	Corporate	Total
2017	$—	$—	$25	$—	$25
2016	$(15)	$—	$287	$—	$272
2015	$255	$47	$733	$17	$1,052

14 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and equipment under operating leases that expire at various dates through 2027. Some of the operating leases provide for increasing rents over the term of the lease. Total rent expense under these leases is recognized ratably over the lease terms. As of December 31, 2017, future minimum lease commitments under non-cancelable operating leases, which will be expensed as primarily in office and general expenses, were as follows:

2018	$15,282
2019	10,124
2020	6,267
2021	1,892
2022	322
Thereafter	971
$34,858

Rent and related expenses for operating leases of facilities and equipment recorded under the caption "Office and general" in the accompanying Consolidated Statements of Operations were $8,531, $8,931, and $10,540 for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease commitments have not been offset by expected future minimum sublease rental income of $6,426, due in the future through 2027 under subleases with third parties. Commitments and sublease rentals based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2017.
Asset Retirement Obligations
The Company has certain asset retirement obligations that are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases. The current portion of asset retirement obligations are included under the caption "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. The non-current portion of asset retirement obligations are included under the caption "Other non-current liabilities" in the Consolidated Balance Sheets. The Company’s asset retirement obligations that are included in the Consolidated Balance Sheets as of December 31, 2017 and 2016 were as follows:

	As of December 31,
	2017	2016
Current portion of asset retirement obligations	$77	$78
Non-current portion of asset retirement obligations	1,942	1,693
Total asset retirement obligations	$2,019	$1,771

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $120 and $105 as of December 31, 2017 and 2016, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 15 – CREDIT AGREEMENTS

Receivables Finance Agreement with Lloyds Bank Commercial Finance Limited and Lloyds Bank PLC

On August 1, 2014, the Company’s U.K. subsidiary ("U.K. Borrower") entered into a receivables finance agreement for an asset-based lending funding facility (the "Lloyds Agreement") with Lloyds Bank PLC and Lloyds Bank Commercial Finance Limited (together, "Lloyds"). Until September 15, 2016, the Lloyds Agreement provided the U.K. Borrower with the ability to borrow up to $20,270 (£15,000), at which time the U.K. Borrower entered into an amendment to the Lloyds Agreement that reduced the borrowing limit to $16,216 (£12,000). Extensions of credit are based on a percentage of the eligible accounts receivable less required reserves from the Company's U.K. operations. The initial term was two years with renewal periods every three months thereafter. Borrowings under this facility are secured by substantially all of the assets of the U.K. Borrower.

On September 15, 2017, the Lloyds Agreement was further amended to (1) reduce the maximum core facility borrowing to $12,837 (£9,500) from $15,540 (£11,500), which as a result, reduced the maximum borrowings to $13,513 (£10,000) from $16,216 (£12,000), (2) extend the term by 12 months from the date of the amendment, and (3) reduce the month end minimum excess availability to $2,027 (£1,500) from $2,703 (£2,000).

The credit facility under the Lloyds Agreement contains two tranches. The first tranche is a revolving facility based on the billed contracting and permanent recruitment activities in the U.K. operation ("Lloyds Tranche A"). The borrowing limit of Lloyds Tranche A is $12,837 (£9,500) based on 83% of eligible billed contracting and permanent recruitment receivables. The second tranche is a revolving facility that is based on the unbilled work-in-progress (as defined under the receivables finance agreement) activities in the U.K. operation ("Lloyds Tranche B"). The borrowing limit of Lloyds Tranche B is $676 (£500) based on 25% of eligible work-in-progress from the permanent recruitment. For both tranches, borrowings may be made with an interest rate based on a base rate as determined by Lloyds Bank PLC, based on the Bank of England base rate, plus 1.75%.

The Lloyds Agreement contains various restrictions and covenants including (1) that true credit note dilution may not exceed 5%, measured at audit on a regular basis; (2) debt turn may not exceed 55 days over a three month rolling period; (3) dividends by the U.K. Borrower to the Company are restricted to the value of post-tax profits; and (4) at the end of each month, there must be a minimum excess availability of $2,027 (£1,500).
The details of the Lloyds Agreement as of December 31, 2017 were as follows:

December 31, 2017
Borrowing capacity	$7,581
Less: outstanding borrowing	(1,972)
Additional borrowing availability	$5,609
Interest rates on outstanding borrowing	2.25%

The Company was in compliance with all financial covenants under the Lloyds Agreement as of December 31, 2017.

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

The Finance Agreement provides a bank guarantee facility of up to $2,343 (AUD 3,000) for Hudson Australia and Hudson New Zealand. The Finance Agreement matures and becomes due and payable on October 27, 2018. A fee equal to 1.5% per annum will be charged on each bank guarantee issued under the Finance Agreement. The Finance Agreement bears a fee, payable semiannually in arrears, equal to 0.3% per annum of NAB’s commitment under the Finance Agreement.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The Australian Receivables Agreement provides a receivables facility of up to $19,523 (AUD 25,000) for Hudson Australia, which is based on an agreed percentage of eligible accounts receivable, and of which up to $3,124 (AUD 4,000) may be used to support the working capital requirements of operations in China, Hong Kong and Singapore. The Australian Receivables Agreement does not have a stated maturity date and can be terminated by Hudson Australia or NAB upon 90 days written notice. Borrowings under the Australian Receivables Agreement may be made with an interest rate based on a market rate plus a margin of 1.5% per annum. The Australian Receivable Agreement bears a fee, payable monthly in advance, equal to $5 (AUD 6) per month.

The New Zealand Receivables Agreement provides a receivables facility of up to $3,547 (NZD 5,000) for Hudson New Zealand, which is based on an agreed percentage of eligible accounts receivable. The New Zealand Receivables Agreement does not have a stated maturity date and can be terminated by Hudson New Zealand or BNZ upon 90 days written notice. Borrowings under the New Zealand Receivables Agreement may be made with an interest rate based on a market rate. The New Zealand Receivables Agreement bears a fee, payable monthly in advance, equal to $1 (NZD 1) per month.

The details of the NAB Finance and Facility Agreements as of December 31, 2017 were as follows:

December 31, 2017
Finance Agreement:
Borrowing capacity	$2,343
Less: outstanding borrowing	(2,046)
Additional borrowing availability	$297
Interest rates on outstanding borrowing	1.50%

Australian Receivables Agreement:
Borrowing capacity	$17,968
Less: outstanding borrowing	(5,108)
Additional borrowing availability	$12,860
Interest rates on outstanding borrowing	3.50%

New Zealand Receivables Agreement:
Borrowing capacity	$2,289
Less: outstanding borrowing	—
Additional borrowing availability	$2,289
Interest rates on outstanding borrowing	3.99%

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

The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2017.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Other Credit Agreements
The Company also has lending arrangements with local banks through its subsidiaries in Belgium and Singapore. The Belgium subsidiary had a $1,200 (€1,000) overdraft facility as of December 31, 2017. Borrowings under the Belgium lending arrangement may be made using an interest rate based on the one month EURIBOR plus a margin, and the interest rate under each of these arrangements was 2.75% as of December 31, 2017. The lending arrangement in Belgium has no expiration date and can be terminated with a 15-day notice period. The outstanding borrowings under the Belgium lending agreements were $0 as of December 31, 2017
In Singapore, the Company’s subsidiary can borrow up to $150 (SGD200) for working capital purposes. Interest on borrowings under this overdraft facility is based on the Singapore Prime Rate plus a margin of 1.75%, which was 6.0% on December 31, 2017. The Singapore overdraft facility expires annually each August but can be renewed for one year periods at that time. As of December 31, 2017, the Singapore overdraft facility had no outstanding borrowings and additional borrowings availability of $150 (SGD 200).
Excluding the NAB Finance Agreement, the average monthly outstanding borrowings and weighted average interest rate for all the credit agreements above was $11,249 and 3.07%, respectively, for the year ended December 31, 2017.
The Company continues to use the aforementioned credit to support its ongoing global working capital requirements, capital expenditures and other corporate purposes and to support letters of credit. Letters of credit and bank guarantees are used primarily to support office leases.

NOTE 16 – STOCKHOLDERS' EQUITY

The Company paid a cash dividend of $0.05 per share on June 24, 2016 to shareholders of record as of June 14, 2016. The Company also paid a cash dividend of $0.05 per share on March 25, 2016 to shareholders of record as of March 15, 2016. As a result, for the year ended December 31, 2016, the Company paid $3,401 in dividends to shareholders. The cash dividend payments were applied to accumulated deficit.

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the year ended December 31, 2017 and 2016, the Company had repurchased 650,278 and 1,361,493 shares in the open market for a total cost of $858 and $3,147, respectively. During the year ended December 31, 2016, the Company also purchased 1,100,000 shares from Sagard Capital Partners, L.P. in a private transaction pursuant to a securities purchase agreement for a total cost of $1,980 or $1.80 per share. As of December 31, 2017, 2016 and 2015, under the July 30, 2015 authorization, the Company had repurchased 3,639,405, 2,989,127 and 527,634 shares for a total cost of $7,370, $6,513, and $1,386, respectively.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	December 31,
	2017	2016
Foreign currency translation adjustments	$10,670	$6,826
Pension plan obligations	39	105
Accumulated other comprehensive income (loss)	$10,709	$6,931

For the years ended December 31, 2017 and 2016, the amounts of accumulated other comprehensive income (loss), which primarily pertained to pension plan obligations, were $14 and $22, respectively, and reclassified to the Consolidated Statement of Operations under the caption "Salaries and related" expenses.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 18 – SHELF REGISTRATION AND STOCKHOLDER RIGHTS PLAN
Acquisition Shelf Registration Statement
The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of December 31, 2017, all of the 1,350,000 shares were available for issuance.

Stockholder Rights Plan

On February 5, 2005, the Board adopted a Rights Agreement between the Company and a rights agent (the "2005 Rights Agreement") and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company. The dividend was paid upon the close of business on February 28, 2005 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 ("Preferred Shares"), of the Company, at a price of $8.50 per one one-hundredth of a Preferred Share, subject to adjustment. On January 15, 2015, the Board approved an amendment and restatement of the 2005 Rights Agreement by adopting an Amended and Restated Rights Agreement (the "Rights Agreement") between the Company and a rights agent. The Board adopted the Rights Agreement in an effort to protect stockholder value by attempting to diminish the risk that the Company’s ability to use its NOLs to reduce potential future federal income tax obligations may become substantially limited. If any person becomes a 4.99% or more stockholder of the Company, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Right's then current exercise price, a number of shares of common stock of the Company or of the acquirer having a market value at the time of twice the Right's per share exercise price. The Company's Board of Directors may redeem the Rights for $0.001 per Right at any time prior to the time when the Rights become exercisable. The Rights will expire on the earliest of (i) January 15, 2018, (ii) the time at which the Rights are redeemed as described above, (iii) the time at which the Rights are exchanged as described in the Rights Agreement, (iv) the repeal of Section 382 of the Internal Revenue Code if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s NOLs, and (v) the beginning of a taxable year of the Company to which the Board determines that no NOLs may be carried forward. Accordingly, the Rights expired as of January 15, 2018. However, the transfer restrictions under the Company’s amended and restated certification of incorporation, which prohibit certain transfers of the Company’s common stock to attempt to diminish the risk that the Company’s ability to use its NOLs may be come substantially limited, expire on June 15, 2018. The Board of Directors will continue to consider, from time to time, potential options to attempt to diminish the risk that the Company’s ability to use its NOLs may become substantially limited in the future.

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

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2017
Revenue, from external customers	$16,196	$282,824	$157,701	$—	$—	$456,721
Inter-segment revenue	47	—	277	—	(324)	—
Total revenue	$16,243	$282,824	$157,978	$—	$(324)	$456,721
Gross margin, from external customers	$14,420	$93,623	$78,693	$—	$—	$186,736
Inter-segment gross margin	30	(246)	216	—	—	—
Total gross margin	$14,450	$93,377	$78,909	$—	$—	$186,736
Business reorganization	$(82)	$1	$815	$(22)	$—	$712
Goodwill impairment	$—	$1,909	$—	$—	$—	$1,909
EBITDA (loss) (a)	$1,578	$2,504	$4,583	$(6,150)	$—	$2,515
Depreciation and amortization	2	1,711	676	359	—	2,748
Intercompany interest income (expense), net	—	—	(182)	182	—	—
Interest income (expense), net	—	(394)	2	(11)	—	(403)
Income (loss) from continuing operations before income taxes	$1,576	$399	$3,727	$(6,338)	$—	$(636)
Provision for (benefit from) income taxes	$63	$81	$1,750	$390	$—	$2,284
As of December 31, 2017
Accounts receivable, net	$3,112	$40,083	$28,683	$—	$—	$71,878
Long-lived assets, net of accumulated depreciation and amortization	$—	$4,965	$1,372	$—	$—	$6,337
Total assets	$5,892	$56,519	$47,066	$2,163	$—	$111,640

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2016
Revenue, from external customers	$15,561	$236,839	$170,344	$—	$—	$422,744
Inter-segment revenue	20	—	314	—	(334)	—
Total revenue	$15,581	$236,839	$170,658	$—	$(334)	$422,744
Gross margin, from external customers	$13,609	$84,126	$76,682	$—	$—	$174,417
Inter-segment gross margin	(14)	(271)	285	—	—	—
Total gross margin	$13,595	$83,855	$76,967	$—	$—	$174,417
Business reorganization	$(39)	$248	$1,387	$(16)	$—	$1,580
EBITDA (loss) (a)	$770	$(338)	$1,064	$(6,240)	$—	$(4,744)
Depreciation and amortization	49	1,744	892	405	—	3,090
Intercompany interest income (expense), net	—	—	(204)	204	—	—
Interest income (expense), net	—	(318)	(32)	(7)	—	(357)
Income (loss) from continuing operations before income taxes	$721	$(2,400)	$(64)	$(6,448)	$—	$(8,191)
Provision for (benefit from) income taxes	30	(2,040)	2,761	(9)	—	742
As of December 31, 2016
Accounts receivable, net	$2,507	$32,271	$23,739	$—	$—	$58,517
Long-lived assets, net of accumulated depreciation and amortization	$2	$7,049	$1,528	$359	$—	$8,938
Total assets	$5,880	$51,331	$40,790	$3,811	$—	$101,812

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For the Year Ended December 31, 2015
Revenue, from external customers	$28,627	$219,391	$215,179	$—	$—	$463,197
Inter-segment revenue	41	—	498	—	(539)	—
Total revenue	$28,668	$219,391	$215,677	$—	$(539)	$463,197
Gross margin, from external customers	$16,111	$89,682	$81,917	$—	$—	$187,710
Inter-segment gross margin	25	(477)	451	—	1	—
Total gross margin	$16,136	$89,205	$82,368	$—	$1	$187,710
Gain (loss) on sale and exit of businesses	$15,918	$—	$3,917	$—	$—	$19,835
Business reorganization	$1,108	$669	$2,883	$1,168	$—	$5,828
EBITDA (loss) (a)	$13,354	$2,851	$(207)	$(9,178)	$—	$6,820
Depreciation and amortization	604	1,951	802	488	—	3,845
Intercompany interest income (expense), net	—	—	(526)	526	—	—
Interest income (expense), net	(342)	(276)	(94)	(10)	—	(722)
Income (loss) from continuing operations before income taxes	$12,408	$624	$(1,629)	$(9,150)	$—	$2,253
Provision for (benefit from) income taxes	$58	$776	$(176)	$(12)	$—	$646
As of December 31, 2015
Accounts receivable, net	$3,155	$29,824	$29,441	$—	$—	$62,420
Long-lived assets, net of accumulated depreciation and amortization	$36	$7,382	$1,859	$674	$—	$9,951
Total assets	$7,766	$49,246	$53,557	$14,380	$—	$124,949

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

Geographic Data Reporting
A summary of revenues for the years ended December 31, 2017, 2016 and 2015 and long-lived assets and net assets by geographic area as of December 31, 2017, 2016 and 2015 were as follows:

Information by geographic region	United Kingdom	Australia	China	United States	Continental Europe	Other Asia Pacific	Other Americas	Total
For the Year Ended December 31, 2017
Revenue (a)	$97,995	$220,292	$18,147	$15,406	$59,706	$44,385	$790	$456,721
For the Year Ended December 31, 2016
Revenue (a)	$116,508	$181,899	$16,203	$14,690	$53,837	$38,737	$870	$422,744
For the Year Ended December 31, 2015
Revenue (a)	$154,931	$159,539	$25,401	$27,965	$60,248	$34,451	$662	$463,197
As of December 31, 2017
Long-lived assets, net (b)	$974	$4,030	$421	$—	$397	$515	$—	$6,337
Net assets	$8,403	$14,396	$4,956	$1,591	$10,468	$3,683	$(345)	$43,152
As of December 31, 2016
Long-lived assets, net (b)	$1,259	$4,023	$2,381	$369	$261	$645	$—	$8,938
Net assets	$9,101	$10,732	$5,762	$4,854	$7,284	$4,279	$(127)	$41,885
As of December 31, 2015
Long-lived assets, net (b)	$1,707	$4,115	$2,835	$718	$144	$432	$—	$9,951
Net assets	$17,371	$9,920	$9,386	$13,467	$7,176	$3,875	$(15)	$61,180

(a)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b)	Comprised of property and equipment and goodwill, net of accumulated depreciation and amortization. Corporate assets are included in the United States.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For The Year Ended December 31, 2017
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue	$103,405	$113,591	$118,108	$121,617
Gross margin	$42,432	$48,326	$47,245	$48,733
Operating income (loss)	$(725)	$2,277	$(101)	$(1,174)
Income (loss) from continuing operations	$(1,349)	$1,279	$(832)	$(2,018)
Income (loss) from discontinued operations	$35	$(53)	$(16)	$13
Net income (loss)	$(1,314)	$1,226	$(848)	$(2,005)
Basic and diluted earnings (loss) per share from continuing operations	$(0.04)	$0.04	$(0.03)	$(0.06)
Basic and diluted earnings (loss) per share from discontinued operations	$—	$—	$—	$—
Basic and diluted earnings (loss) per share	$(0.04)	$0.04	$(0.03)	$(0.06)
Basic and diluted weighted average shares outstanding (in thousands)	32,161	32,048	32,151	32,063
Common stock equivalents and outstanding stock options excluded from the calculation of diluted earnings (loss) per share (in thousands)	1,089	1,189	1,189	1,189

	For The Year Ended December 31, 2016
	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue	$101,227	$113,067	$108,136	$100,314
Gross margin	$41,262	$46,839	$43,542	$42,774
Operating income (loss)	$(3,705)	$(2,425)	$(786)	$(671)
Income (loss) from continuing operations	$(3,570)	$(3,347)	$(1,908)	$(108)
Income (loss) from discontinued operations	$83	$209	$35	$(184)
Net income (loss)	$(3,487)	$(3,138)	$(1,873)	$(292)
Basic and diluted earnings (loss) per share from continuing operations	$(0.10)	$(0.10)	$(0.06)	$—
Basic and diluted earnings (loss) per share from discontinued operations	$—	$0.01	$—	$(0.01)
Basic and diluted earnings (loss) per share	$(0.10)	$(0.09)	$(0.06)	$(0.01)
Basic and diluted weighted average shares outstanding (in thousands)	34,631	33,252	33,572	32,227
Common stock equivalents and outstanding stock options excluded from the calculation of diluted earnings (loss) per share (in thousands)	1,345	548	299	604

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 21 – SALES AGREEMENTS

On December 17, 2017, the Company entered into three agreements with three different buyers relating to the sale of the Company’s Recruitment and Talent Management businesses ("planned divestitures"). The sales, taken together, constitutes a sale of substantially all of the Company’s assets under the Delaware General Corporation Law, and, as such, the Company is seeking stockholder approval of the sale of substantially all of the Company’s assets pursuant to the agreements. The closing of each planned divestiture will be contingent upon the closing of each other planned divestiture.

As of December 31, 2017, the Company concluded that the planned divestitures did not meet the criteria for assets held for sale - discontinued operations set forth in ASC No. 205-20, "Presentation of Financial Statements," as stockholder approval is required prior to closing of the planned divestitures. The Company continues to classify these businesses in its continuing operations for all periods presented.

Europe Sale Agreement

The Europe sale agreement relates to the sale of the Company's European operations and is dated as of December 17, 2017 and was amended on January 25, 2018. This transaction excludes the Company's operations in Belgium and RPO business in Europe.

Under the terms of the Europe sale agreement, Morgan Philips Group S.A. ("Europe Purchaser") will make a cash payment at closing of the Europe purchase price, which is $10,500 and subject to the following adjustments. At closing, the $10,500 amount will be adjusted by adding the amount of the closing cash balance of the Company's Europe subsidiaries (excluding Belgium) (the "Europe Subsidiaries"), subtracting the amount of the closing debt balance of the Europe Subsidiaries and adding the amount of the difference (which may be positive or negative) between the closing working capital (effectively the current assets minus the current liabilities but excluding cash and debt) and the trailing twelve month average of the working capital of the Europe Subsidiaries.

Belgium Sale Agreement

The Belgium sale agreement relates to the sale of the Company's Belgium operations and is dated as of December 17, 2017 and was amended on January 25, 2018. Value Plus NV ("Belgium Purchaser") is led by Hudson's current Belgium operations chief executive officer Ivan De Witte and a management buyout team. This transaction, excludes the Company's RPO business in Belgium.

Under the terms of the Belgium sale agreement, Belgium Purchaser will make a cash payment at closing of the Belgium purchase price, which is $28,250 minus the items listed below from December 31, 2016 through the closing date.

•
The declaration or payment of any dividend or other distribution of profits, reverses or assets to, or reduction of share capital or redemption or purchase of any shares from the Non-Belgium Hudson Group.

•	The payment of any management, monitoring, service or other stockholder or director’s fees (excluding recurring information technology allocations) to Belgium Sellers.

•	The payment of any costs by any of Belgium Purchaser or the Belgium Subsidiary to Hudson in connection with Hudson’s incentive stock and awards plan, whether payable before or after closing.

•	Any taxation, interest or penalties paid or becoming payable as a consequence of any of the foregoing.

•	Any agreement or arrangement made or entered into by the Belgium Group Companies to do or give effect to any matter referred to in the first two bullet points.

APAC Sale Agreement

The APAC sale agreement relates to the sale of the Company's APAC operations and is dated as of December 17, 2017 and was amended on January 25, 2018. Apache Group Holdings Pty Limited ("APAC Purchaser") is led by Hudson's current Asia Pacific chief executive officer Mark Steyn and a management buyout team. This transaction excludes the Company's RPO

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

business in the APAC region.

Under the terms of the APAC sale agreement, APAC Purchaser will make a cash payment at closing of the APAC purchase price, which is $7,500, subject to a reduction described in the following sentence. The $7,500 base purchase price will be reduced to account for the aggregate of all dividends, distributions and management fees paid by an APAC Subsidiary to APAC Sellers from July 18, 2017 through the closing date, other than (1) management fees that are invoiced but unpaid as of July 31, 2017 and (2) any dividend or distribution of the proceeds from and on closing of the transfer of the RPO Business held by an APAC Subsidiary.

The sales, taken together, constitute a sale of substantially all of the Company’s assets under the Delaware General Corporation Law, and, as such, the Company is seeking stockholder approval of the sale of substantially all of the Company’s assets pursuant to the agreements. Subject to receipt of stockholder approval and satisfaction of other customary closing conditions, the Company expects to close the transactions at the end of March 2018.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Management's Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption "Management's Annual Report on Internal Control Over Financial Reporting."
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions "Proposal 1: Election of Directors," "Board of Directors and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report (the "Proxy Statement"), is hereby incorporated by reference. The information required by Item 10 with respect to our Executive Officers is included in Part I of this Annual Report on Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement under the captions "Director Compensation" and "Executive Compensation."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the caption "Principal Stockholders."

Equity Compensation Plan Information

The following table presents information on the Company's equity compensation plans as of December 31, 2017.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)

	A	B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	50,000	$5.22	—
2009 Incentive Stock and Awards Plan	50,000	2.49	1,767,507	(1)
Employee Stock Purchase Plan	—	—	116,329	(2)
Total	100,000	$3.86	1,883,836

(1)	Excludes 1,088,933 shares of unvested restricted common stock previously issued under the Hudson Global, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.

(2)	The Company suspended the Hudson Global, Inc. Employee Stock Purchase Plan effective January 1, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement under the captions "Board of Directors and Corporate Governance-Independent Directors" and "Board of Directors and Corporate Governance-Policies and Procedures Regarding Related Person Transactions."

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Item 14 is incorporated by reference to the information in the Proxy Statement under the caption "Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm."

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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

HUDSON GLOBAL, INC.
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Selling, general and administrative expenses	$9,615	$10,451	$13,327
Depreciation and amortization	359	405	488
Business reorganization	(22)	(16)	1,168
Operating loss	(9,952)	(10,840)	(14,983)
Other income (expense):
Interest, net	172	197	516
Corporate costs allocation and other, net	3,442	4,195	5,318
Income (loss) from parent before provision for income taxes	(6,338)	(6,448)	(9,149)
Provision for (benefit from) income taxes for parent company	390	(9)	(12)
Equity in earnings (losses) of subsidiaries, net of income taxes	3,787	(2,351)	11,466
Net income (loss)	$(2,941)	$(8,790)	$2,329

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
(in thousands)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,770	$2,414
Prepaid and other	136	220
Total current assets	1,906	2,634
Property and equipment, net	—	359
Investment in and advances to/from subsidiaries	44,775	39,965
Other assets	255	818
Total assets	$46,936	$43,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,968	$1,425
Total current liabilities	2,968	1,425
Other non-current liabilities	816	466
Total liabilities	3,784	1,891
Stockholders’ equity	43,152	41,885
Total liabilities and stockholders' equity	$46,936	$43,776

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(2,941)	$(8,790)	$2,329
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividends received from subsidiaries	1,452	1,593	7,468
Non-cash (income) losses from subsidiaries, net of taxes	(3,787)	2,363	(11,466)
Depreciation and amortization	359	405	488
Stock-based compensation	394	390	637
Changes in operating assets and liabilities:
(Increase) decrease in prepaid and other assets	644	(447)	1,921
(Increase) decrease in due from subsidiaries	2,206	4,959	14,503
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,914	(1,251)	(1,269)
Increase (decrease) in accrued business reorganization	(22)	(825)	(120)
Net cash provided by (used in) operating activities	219	(1,603)	14,491
Cash flows from investing activities:
Capital expenditures	—	—	(897)
Advances to and investments in subsidiaries, net	—	(415)	(5,945)
Net cash provided by (used in) investing activities	—	(415)	(6,842)
Cash flows from financing activities:
Dividend payments	—	(3,401)	—
Purchase of treasury stock	(858)	(5,127)	(1,386)
Purchase of restricted stock from employees	(5)	(65)	(244)
Net cash provided by (used in) financing activities	(863)	(8,593)	(1,630)
Net increase (decrease) in cash and cash equivalents	(644)	(10,611)	6,019
Cash and cash equivalents, beginning of the period	2,414	13,025	7,006
Cash and cash equivalents, end of the period	$1,770	$2,414	$13,025

See notes to condensed financial statements.

HUDSON GLOBAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands)

NOTE 1 - BASIS OF PRESENTATION

Hudson Global, Inc. (the "Parent Company") is a holding company that conducts substantially all of its business through its subsidiaries. As specified in certain of its subsidiaries' credit agreements in the U.K., Australia and New Zealand, there are restrictions on the Parent Company's ability to obtain funds from certain of its subsidiaries through dividends, intercompany expenses or interest (refer to Note 15, "Credit Agreements", to the Parent Company's Consolidated Financial Statements). As of December 31, 2017, the Parent Company was in a stockholders' equity position of $43,152, and approximately $19,398 constituted restricted net assets as defined in Rule 4-08(e)(3) of Regulation S-X. The restricted net assets of the Parent Company's subsidiaries exceeded 25% of the consolidated net assets of the Parent Company and its subsidiaries, thus requiring this Schedule I, "Condensed Financial Information of the Registrant." Accordingly, the results of operations and cash flows for the years ended December 31, 2017, 2016 and 2015, and the balance sheets as of December 31, 2017 and 2016 have been presented on a "Parent-only" basis. In these statements, the Parent Company's investments in its consolidated subsidiaries are presented under the equity method of accounting. The Parent-only financial statements should be read in conjunction with the Parent Company's audited Consolidated Financial Statements included elsewhere herein.

NOTE 2 - DIVIDENDS RECEIVED

The Parent Company received dividends of $1,452, $1,593 and $7,468 in 2017, 2016 and 2015, respectively, from its consolidated subsidiaries.

NOTE 3 - CREDIT AGREEMENTS
Several of the Parent Company's subsidiaries have credit agreements with lenders. Borrowings under the credit agreements are based on an agreed percentage of eligible accounts receivable. Refer to Note 15, "Credit Agreements" to the Parent Company's Consolidated Financial Statements for further details.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs/Expenses	Deductions	End
Descriptions	of Period	(Recoveries)	Other	of Period
2015
Allowance for Doubtful Accounts	$986	178	304	$860
Deferred tax assets-valuation allowance	$158,851	447	—	$159,298
2016
Allowance for Doubtful Accounts	$860	226	287	$799
Deferred tax assets-valuation allowance	$159,298	(5,045)	(2,089)	$156,342
2017
Allowance for Doubtful Accounts	$799	72	187	$684
Deferred tax assets-valuation allowance	$156,342	(46,183)	—	$110,159

HUDSON GLOBAL, INC.
FORM 10-K
EXHIBIT INDEX

The exhibits to this Form 10-K are listed in the following Exhibit Index:

Exhibit Number	Exhibit Description
(2.1)
Asset Purchase Agreement, dated as of May 8, 2015, by and among Hudson Global, Inc., Hudson Global Resources Management, Inc. and Mastech, Inc. (incorporated by reference to Exhibit 2.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated May 8, 2015 (File No. 0-50129)).

(2.2)
Agreement for the Sale and Purchase of the Share Capital of Hudson Belgium NV, December 17, 2017, as amended January 25, 2018, between Hudson Global, Inc., Hudson Highland Group Holdings International, Inc., Value Plus NV and Ivan De Witte and De Witte Comm. V. (incorporated by reference to Annex A to Hudson Global, Inc.’s Definitive Proxy Statement filed February 13, 2018 (File No. 0-50129)).

(2.3)
Share Purchase Agreement, dated December 17, 2017, as amended January 25, 2018, by and among Hudson Global, Inc., Hudson Global Resources AG Zug, Hudson Global Resources Jersey Limited, Hudson Europe BV and Morgan Philips Group SA (incorporated by reference to Annex B to Hudson Global, Inc.’s Definitive Proxy Statement filed February 13, 2018 (File No. 0-50129)).

(2.4)
Share Sale Agreement, dated December 17, 2017, as amended January 25, 2018, by and among Hudson Highland Group Holdings International, Inc., Hudson Global, Inc. and Apache Group Holdings Pty Limited (incorporated by reference to Annex C to Hudson Global, Inc.’s Definitive Proxy Statement filed February 13, 2018 (File No. 0-50129)).

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

(4.2)
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

(4.6)
Receivables Finance Agreement Amendment, dated September 15, 2017, between Lloyds Bank Commercial Finance Limited and Hudson Global Limited (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated September 15, 2017 (File No. 0-50129)).

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

(10.9)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Quarterly Report on Form 10-Q dated April 28, 2016 (File No. 0-50129)).

(10.10)*
Summary of Hudson Global, Inc. Compensation for Non-employee Members of the Board of Directors (incorporated by reference to Exhibit 10.13 to Hudson Global, Inc.’s Annual Report on Form 10-K dated March 3, 2016 (File No. 0-50129)).

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

(10.17)*
Promotion Letter Agreement, dated as of August 6, 2015, between Hudson Global, Inc. and David F. Kirby. (incorporated by reference to Exhibit 10.18 to Hudson Global, Inc.’s Annual Report on Form 10-K dated March 3, 2016 (File No. 0-50129)).

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
(99.1)
Proxy Statement for the 2018 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2017; except to the extent specifically incorporated by reference, the Proxy Statement for the 2018 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

HUDSON GLOBAL, INC.
FORM 10-K
EXHIBIT INDEX

(101)
The following materials from Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ STEPHEN A. NOLAN
Stephen A. Nolan
Chief Executive Officer
(Principal Executive Officer)
Date:	March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN A. NOLAN	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
Stephen A. Nolan

/s/ PATRICK LYONS	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2018
Patrick Lyons

/s/ JEFFREY E. EBERWEIN	Chairman	March 1, 2018
Jeffrey E. Eberwein

/s/ ALAN L. BAZAAR	Director	March 1, 2018
Alan L. Bazaar

/s/ RICHARD K. COLEMAN, JR.	Director	March 1, 2018
Richard K. Coleman, Jr.

/s/ IAN V. NASH	Director	March 1, 2018
Ian V. Nash