Form 10-K/A
period 2017-12-31
Hudson Global, Inc.
filed 2018-04-27
CIK 1210708

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

EXPLANATORY NOTE

Hudson Global, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "Original Form 10-K"), with the U.S. Securities and Exchange Commission (the "SEC") on March 1, 2018. The Company is filing this Amendment No. 1 to the Original Form 10-K (this "Form 10-K/A") solely for the purpose of including in Part III, the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, the Exhibit Index contained in Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits and to reflect other applicable changes.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS
The information required by Item 10 with respect to our Executive Officers is included in Part I of the Original Form 10-K.
DIRECTORS
Our directors and director nominees and their ages and positions with us as of April 26, 2018, are as follows:

Name	Age	Position
Alan L. Bazaar	48	Director
Richard K. Coleman, Jr.	61	Director
Jeffrey E. Eberwein	47	Chief Executive Officer and Director
Ian V. Nash	62	Director

Alan L. Bazaar has served as a director since June 2015. Mr. Bazaar is the Chief Executive Officer of Hollow Brook Wealth Management LLC, a position he has held since December 2013, where he is responsible for firm-wide operations, investment research and portfolio management, and previously served in this position as Co-Executive Officer since January 2013. Prior to that, Mr. Bazaar served at Hollow Brook as Managing Director from 2010 through 2012.  Mr. Bazaar also is Chairman of the Board of Directors of Wireless Telecom Group, Inc., which designs and manufactures radio frequency and microwave-based products for wireless and advanced communications industries, and has served as a director of that company since June 2013.  Since May 2016, Mr. Bazaar also has served as a director of Sparton Corporation, a contract designer and manufacturer of complex electromechanical devices. Mr. Bazaar served as a director of LoJack Corporation, a provider of tracking and recovery systems as well as equipment and fleet telematics, from March 2015 until the completion of its sale in March 2016. Mr. Bazaar also served as a director of NTS, Inc., a broadband services and telecommunications company, from 2012 until the completion of its sale in 2014.  From 2004 until 2008, Mr. Bazaar served as a director of Media Sciences International, Inc., which manufactured and distributed business color printer supplies and industrial ink applications in the United States. From 1999 until 2009, Mr. Bazaar was a Managing Director and Portfolio Manager at Richard L. Scott Investments, LLC where he co-managed the public equity portfolio and was responsible for all elements of due diligence.  Previously, Mr. Bazaar served as a director of Airco Industries, Inc., a privately held manufacturer of aerospace products, and was employed by Arthur Andersen LLP in the Assurance and Financial Buyer's Practices group and in the Business Fraud and Investigation Services Unit.  Mr. Bazaar is a certified public accountant, and received a Bachelor of Arts degree from Bucknell University and a Master of Science and Master of Business Administration from the Stern School of Business at New York University. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Mr. Bazaar should continue to serve as a director of our company include his public market, financial and accounting expertise.

Richard K. Coleman, Jr. has served as a director since May 2014. Mr. Coleman is the President, Chief Executive Officer and director of Command Center, Inc., a provider of on-demand flexible employment solutions, positions he has held since April 2018. Mr. Coleman has deep experience serving in senior executive positions and on various public company boards, and has gained extensive expertise in business development and operations. Mr. Coleman also is the founder and President of Rocky Mountain Venture Services, a firm that helps companies plan and launch new business ventures and restructuring initiatives. Mr. Coleman also has served in a variety of senior operational roles, including President and Chief Executive Officer of Crossroads Systems, Inc., CEO of Vroom Technologies Inc., Chief Operating Officer of MetroNet Communications, and President of US West Long Distance. He also has held significant officer-level positions with Frontier Communications, Centex Telemanagement and Sprint Communications. He formerly served as a director of Crossroads Systems, Inc., an intellectual property licensing company, from 2013 to 2017, Ciber, Inc., a leading global information technology company, from 2014 to 2017, NTS, Inc., a broadband services and telecommunications company, On Track Innovations Ltd., one of the pioneers of cashless payment technology, from 2012 to 2014, and Aetrium Incorporated, a recognized world leader in the global semiconductor industry from 2013 to 2014. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Mr. Coleman should continue to serve as a director of our company include his extensive business development and operating expertise, his public company board experience, and his broad leadership experience.

Jeffrey E. Eberwein has served as a director since May 2014. Mr. Eberwein is the Chief Executive Officer of our company and has served in that capacity since April 1, 2018. Mr. Eberwein is the Chief Executive Officer of Lone Star Value Management, an investment firm he founded in 2013, and which is in the process of winding down. He has 25 years of Wall

Street experience, and has valuable public company and financial expertise gained through his employment history and directorships. Prior to founding Lone Star in 2013, Mr. Eberwein was a private investor and served as a portfolio manager at Soros Fund Management from 2009 to 2011 and Viking Global Investors from 2005 to 2008. Mr. Eberwein also is chairman of the board at three other publicly traded companies: AMERI Holdings, Inc., an IT services company; ATRM Holdings, Inc., a modular building company; and Digirad Corporation, a medical imaging company. Additionally, Mr. Eberwein served as a director of Novation Companies, Inc. from April 2015 to March 2018. Mr. Eberwein previously served as chairman of the board of Crossroads Systems, Inc. from June 2013 to May 2016; NTS, Inc. and On Track Innovations Ltd. from 2012 to 2014 and Goldfield Corporation from 2012 to 2013. Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with High Honors from The University of Texas at Austin. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Mr. Eberwein should continue to serve as a director of our company include his expertise in finance and experience in the investment community. On February 14, 2017, the U.S. Securities and Exchange Commission issued an order (Securities Exchange Act Release No. 80038) (the "Order") finding that certain groups of investors failed to properly disclose ownership information during a series of five campaigns to influence or exert control over microcap companies, including Hudson Global, Inc.  The Order alleged violations of Section 13(d)(1) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 13d-1 thereunder, Section 13(d)(2) of the Exchange Act and Rule 13d-2(a) thereunder and Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 thereunder by Mr. Eberwein and a hedge fund adviser headed by him, Lone Star Value Management, mutual fund adviser Heartland Advisors and another investor. Without admitting or denying the findings, they consented to the Order and agreed to cease and desist from committing any violations of the above-referenced Exchange Act provisions and civil penalties of $90,000 for Mr. Eberwein, $120,000 for Lone Star Value Management, $180,000 for Heartland Advisors and $30,000 for the other investor.

Ian V. Nash has served as a director since October 2015. Mr. Nash has 30 years of experience within the recruitment industry. Mr. Nash served as Chief Financial Officer and as a director of Robert Walters PLC, a London Stock Exchange-listed global recruitment company, from 2001 to 2007. Prior to that, Mr. Nash served as Chief Financial Officer of Michael Page International PLC, a London Stock Exchange-listed global recruitment company, from 1987 to 1999. From 2007 to 2010, Mr. Nash provided consultancy services to several recruitment companies. Currently, Mr. Nash serves as Chairman of two privately-held recruiting firms: Acre Resources Limited, which specializes in sustainability recruitment, and EarthStream Global Limited (a subsidiary of Cloudstream Group Holdings Limited since 2018), a technology and engineering recruiting firm. Mr. Nash has served as Chairman of Acre Resources Limited and EarthStream Global Limited since 2010. Mr. Nash also has served as a director of Cloudstream Group Holdings Limited since 2018. Mr. Nash also has served since 2012 as a director, and until 2018 as Chairman, of Fulfil(1) TopCo Limited, which does business as Investigo Limited, and specializes in professional services recruitment. Mr. Nash also has served since 2013 as a director of Morgan Hunt Holdings Limited, a public-sector recruitment firm. Mr. Nash is a chartered accountant. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Mr. Nash should continue to serve as a director of our company include his extensive recruitment industry experience and expertise in finance.

Our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws provide that all of our directors stand for election on an annual basis. At the 2018 annual meeting, our stockholders will elect four directors to hold office until the 2019 annual meeting of stockholders and until their successors are duly elected and qualified.

CORPORATE GOVERNANCE
Board Committees

Our Board of Directors has standing Audit, Compensation, Nominating and Governance and Strategic Planning Committees. Under the listing standards of the Nasdaq Global Select Market, the members of the Audit, Compensation and Nominating and Governance Committees must be comprised solely of independent directors. Accordingly, Mr. Eberwein is not eligible to serve on such committees. All directors receive materials for all Board committee meetings even if they do not serve, or are not eligible to serve, on the committee.

The Board has adopted, and may amend from time to time, a written charter for each of the Audit Committee, Compensation Committee, Nominating and Governance Committee and Strategic Planning Committee. We maintain a Web site at www.hudson.com and make available on that Web site, free of charge, copies of each of the charters for the Audit, Compensation and Nominating and Governance Committees. We are not including the information contained on or available through this Web site as a part of, or incorporating such information by reference into, this proxy statement.

Audit Committee

The Audit Committee presently consists of Ian V. Nash (Chairman), Alan L. Bazaar and Richard K. Coleman, Jr., each of whom is an independent director under the independence standards of the Nasdaq Global Select Market and Securities and Exchange Commission rules. Our Board of Directors has determined that each of Messrs. Nash, Bazaar and Coleman qualify as an "audit committee financial expert," as defined by the Securities and Exchange Commission. The Audit Committee held four meetings in 2017.

The Audit Committee’s primary duties and responsibilities are to assist our Board of Directors in monitoring:

•	the integrity of our financial statements;

•	the independent registered public accounting firm’s qualifications and independence;

•	the performance of our internal audit function and of the independent registered public accounting firm; and

•	our compliance with legal and regulatory requirements.

Compensation Committee

The Compensation Committee presently consists of Richard K. Coleman, Jr. (Chairman), Alan L. Bazaar and Ian V. Nash, each of whom is an independent director under the independence standards of the Nasdaq Global Select Market and Securities and Exchange Commission rules. Our Compensation Committee members also qualified as "outside directors" under Section 162(m) of the Internal Revenue Code with respect to years prior to 2018. The Compensation Committee held four meetings in 2017.

The Compensation Committee’s primary responsibility is to assure that the non-employee members of our Board of Directors, the executive officers, including the Chief Executive Officer, and key management are compensated effectively and in a manner consistent with our stated compensation strategy, internal equity considerations, competitive practices and the requirements of the appropriate regulatory bodies. The Compensation Committee has overall responsibility for approving and evaluating the compensation of executive officers (including the Chief Executive Officer), key management and outside directors, and administers our long-term incentive programs, including our equity compensation plan.

The Compensation Committee has retained the services of an independent, external compensation consultant, Pay Governance LLC. Pay Governance LLC has served as the independent compensation consultant to the Compensation Committee since 2010. The mandate of the consultant is to work for the Compensation Committee in its review of executive and director compensation practices, including the competitiveness of pay levels, executive compensation design issues, market trends and technical considerations. The consultant does not determine or recommend amounts or forms of compensation. The historical and ongoing nature and scope of services rendered by the independent compensation consultant on the Compensation Committee’s behalf is described below:

•	competitive market pay analyses, Board of Director pay studies, dilution analyses, and market trends;

•	ongoing support with regard to the latest relevant regulatory, technical, and/or accounting considerations affecting executive compensation and benefit programs;

•	guidance on overall compensation program structure and executive employment agreement terms; and

•	preparation for and attendance at selected management, Board committee, or Board of Director meetings.

The Compensation Committee has the final authority to hire and terminate Pay Governance LLC or any other compensation adviser. The Compensation Committee also evaluates Pay Governance LLC periodically. In addition, the Compensation Committee has the responsibility to consider the independence of Pay Governance LLC or any other compensation adviser before engaging the adviser. During 2017, the Compensation Committee reviewed the independence of Pay Governance LLC and the individual representatives of Pay Governance LLC who served as the Compensation Committee’s consultants pursuant to the requirements of Nasdaq and the Securities and Exchange Commission and the specific independence factors that the requirements cite and concluded, based on such review, that Pay Governance LLC’s work for the Compensation Committee does not raise any conflict of interest. In 2017, Pay Governance LLC did not provide any services to the Compensation Committee other than the executive and director compensation-related consulting services as described previously. Management did not obtain any services from Pay Governance LLC in 2017.

Nominating and Governance Committee

The Nominating and Governance Committee presently consists of Alan L. Bazaar (Chairman), Richard K. Coleman, Jr., and Ian V. Nash, each of whom is an independent director under the independence standards of the Nasdaq Global Select Market. The Nominating and Governance Committee held four meetings in 2017.

The Nominating and Governance Committee provides assistance to our Board of Directors by:

•	identifying individuals qualified to become directors and recommending to the Board candidates for all directorships to be filled by the Board or by our stockholders;

•	identifying directors qualified to serve on the committees established by the Board and recommending to the Board members for each committee to be filled by the Board;

•	identifying directors qualified to serve as Chairman of the Board and recommending to the Board nominees for Chairman of the Board; and

•	developing and recommending to the Board a set of corporate governance principles, including matters of:

•	Board organization, membership and function;

•	Board committee structure and membership;

•	succession planning for our Chief Executive Officer; and

•	taking a leadership role in shaping our corporate governance.

In identifying and evaluating nominees for director, the Nominating and Governance Committee seeks to ensure that our Board of Directors possesses, in the aggregate, the strategic, managerial and financial skills and experience necessary to fulfill its duties and to achieve its objectives. The Nominating and Governance Committee also seeks to ensure that the Board is comprised of directors who have broad and diverse backgrounds, possessing knowledge in areas that are important to us. In addition, the Nominating and Governance Committee believes it is important that at least one director has the requisite experience and expertise to be designated as an "audit committee financial expert." The Nominating and Governance Committee looks at each nominee on a case-by-case basis regardless of who recommended the nominee.

In looking at the qualifications of each candidate to determine if their election would further the goals described above, the Nominating and Governance Committee takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge. The Nominating and Governance Committee also believes that candidates should be selected so that the Board of Directors is a diverse body, with diversity reflecting, among other things, age, gender, race and professional experience. At a minimum, each director nominee must have displayed the highest personal and professional ethics, integrity and values, and sound business judgment. In addition, the Nominating and Governance Committee believes a director should possess the following minimum qualifications to be recommended by the Nominating and Governance Committee to the Board:

•
A director must be highly accomplished in his or her respective field, with superior credentials and recognition and broad experience at the administrative and/or policy-making level in business, government, education, technology or public interest.

•	A director must have expertise and experience relevant to our business and be able to offer advice and guidance to the Chief Executive Officer based on that expertise and experience.

•	A director must be independent of any particular constituency, be able to represent all of our stockholders and be committed to enhancing long-term stockholder value.

•	A director must have sufficient time available to devote to activities of the Board and to enhance his or her knowledge of our business.

The Nominating and Governance Committee has the authority to retain a search firm to assist it in identifying director nominees, and the Nominating and Governance Committee provides the search firm with the criteria for the director nominees as described above.

The Nominating and Governance Committee will consider persons recommended by stockholders to become nominees for election as directors in accordance with the foregoing and other criteria set forth in our Nominating and Governance Committee Charter, which is available on our website as described above. Recommendations for consideration by the Nominating and Governance Committee should be sent to our Corporate Secretary in writing, together with appropriate biographical information concerning each proposed nominee. Our By-Laws also set forth certain requirements for stockholders wishing to nominate director candidates directly for consideration by the stockholders. With respect to an election of directors to be held at an annual meeting, a stockholder must, among other things, give notice of an intent to make such a nomination to our Corporate Secretary in advance of the meeting in compliance with the terms and within the time period specified in our By-Laws. Pursuant to our By-Laws, a stockholder must give a written notice of intent to our Corporate Secretary not less than 45 days and not more than 75 days prior to the first anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual meeting of stockholders.

Strategic Planning Committee

The Strategic Planning Committee presently consists of Ian V. Nash (Chairman), Alan L. Bazaar, and Richard K. Coleman, Jr. The Strategic Planning Committee held five meetings in 2017.

The Strategic Planning Committee provides assistance to our Board of Directors by:

•	assisting our Board of Directors in assessing whether our management has the resources necessary to implement our company’s strategy;

•	assessing external developments and factors, including changes in the economy, competition, and technology, on our company’s strategy and execution of its strategy; and

•	advising on strategic development activities, including those not in the ordinary course of business, under consideration from time to time by our company.

Board Leadership Structure

We have separate positions of Chairman of the Board and Chief Executive Officer. The reasons why our Board of Directors separates the positions of Chairman and Chief Executive Officer include that we believe this leadership structure helps to promote more effective governance and oversight of our company by our Board of Directors and to allow our Chief Executive Officer to focus on the execution of our company’s strategy and operations.

Our independent directors meet regularly without management, including our Chief Executive Officer, and are active in the oversight of our company. Our Board of Directors and each Board committee have access to members of our management and the authority to retain independent legal, accounting or other advisors as they deem necessary or appropriate. Our Chief Executive Officer does not serve on any Board committee.

The duties and responsibilities of our independent Chairman include the following:

•	coordinate the activities of the independent directors and serve as a liaison between the independent directors and our Chief Executive Officer;

•	chair meetings and executive sessions at which only the independent directors attend;

•
advise our Chief Executive Officer as to the quality, quantity and timeliness of the flow of information from management that is necessary for the independent directors to effectively perform their duties;

•	jointly with the Compensation Committee, conduct an annual evaluation of the performance of the Chief Executive Officer and report to the Board of Directors the results of that evaluation;

•	in conjunction with the Chief Executive Officer, consider potential conflicts of interest of directors;

•	conduct, as appropriate, exit interviews of senior management upon resignation; and

•	recommend to the Chief Executive Officer the retention of outside advisors and consultants who report directly to the Board of Directors.

We believe that our board leadership structure provides an appropriate balance between strong and strategic leadership and independent oversight of our company, and that our board leadership structure continues to serve the best interests of our company and stockholders.

Risk Oversight

The Audit Committee of our Board of Directors oversees our risk management process. Our Risk Committee, which consists of certain members of our senior management and our Internal Audit, Enterprise Risk and Controls consultant, has day-to-day responsibility for our risk management process. The members of the Risk Committee are our Chief Executive Officer, Chief Financial Officer, Corporate Counsel and our Internal Audit, Enterprise Risk and Controls consultant. Our Internal Audit, Enterprise Risk and Controls consultant serves as the liaison between the Risk Committee and the Audit Committee. Our Internal Audit, Enterprise Risk and Controls consultant provides periodic updates to the Audit Committee on behalf of the Risk Committee regarding, among other things, risk assessments and actions taken to mitigate risks. In addition, our Internal Audit, Enterprise Risk and Controls consultant reports directly to the Chairman of the Audit Committee and provides periodic updates to the Audit Committee about risk management issues, particularly those regarding accounting and finance related risks. Also, our Corporate Counsel provides periodic updates to our Board of Directors regarding claims against our company.

Corporate Governance Guidelines

Our Board of Directors has adopted Corporate Governance Guidelines to further promote the effective functioning of our Board and Board committees and to set forth a common set of expectations as to how our Board and Board committees should perform their functions. Our Corporate Governance Guidelines are available, free of charge, on our Web site at www.hudson.com.

Compensation Recovery Policy

In December 2016, our Board of Directors adopted a compensation recovery policy, effective January 1, 2017, pursuant to which certain incentive-based compensation received by our executive officers on the basis of financial results that are later restated may be subject to recovery. The incentive-based compensation subject to the policy includes any compensation that is granted, earned or vested based wholly or in part upon the attainment of a measure that is determined and presented in accordance with the accounting principles used in preparing our financial statements, any measures that are derived wholly or in part from such measures, or stock price or total shareholder return. We intend to amend the policy as and when necessary to reflect applicable changes in law and stock exchange listing standards, including the requirements of the final regulations and listing standards expected to be promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Meetings and Attendance

Our Board of Directors held eleven meetings in 2017. Each of the directors currently serving on our Board of Directors attended at least 75% of the aggregate number of meetings of the Board held in 2017 and meetings held by each committee of the Board on which such director served during the period that the director so served in 2017. Directors are expected to attend our annual meeting of stockholders each year. At the 2017 annual meeting of stockholders, all of the directors then serving were in attendance either in-person or by teleconference.

Communications with Board of Directors

You may communicate with our Board of Directors by writing to our Corporate Secretary at Hudson Global, Inc., c/o the Board of Directors (or, at your option, c/o a specific director), 1325 Avenue of the Americas, 12th Floor, New York, New York 10019. The Corporate Secretary will deliver this communication to the Board or the specified director, as the case may be.

Code of Conduct

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file reports concerning their ownership of our equity securities with the Securities and Exchange Commission. Based solely on a review of the copies of such forms furnished to us and on written representations that no Form 5 was required to be filed, we believe that, during the fiscal year ended December 31, 2017, all of our directors and executive officers timely complied with the Section 16(a) filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

The following table sets forth information regarding the compensation received during 2017 by each of our directors during 2017, other than Mr. Nolan who did not receive any compensation for serving as a director and whose compensation as an executive officer is set forth below under "Executive Compensation-Summary Compensation Table."

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
Alan L. Bazaar	$—	$124,003	$—	$124,003
Richard K. Coleman, Jr.	$—	$137,003	$—	$137,003
Jeffrey E. Eberwein (3)	$—	$134,003	$—	$134,003
Ian V. Nash	$75,000	$124,503	$—	$199,503

(1)
The dollar amount shown reflects the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 for all awards of share units granted during the fiscal year under our Director Deferred Share Plan. Assumptions used in the calculation of these amounts are included in Note 6 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

(2) During 2017, no directors were granted options to purchase shares of our common stock. The aggregate number of outstanding stock options as of December 31, 2017 for each of our directors named above was: Mr. Bazaar, 0; Mr. Coleman, 0; Mr. Eberwein, 0; and Mr. Nash, 50,000.

(3) Mr. Eberwein became our Chief Executive Officer on April 1, 2018 and, as such, will not receive Compensation as a director after that date. See "Executive Compensation - Executive Employment Agreement with Jeffrey E. Eberwein" for more information regarding compensation Mr. Eberwein will be entitled to for serving as our Chief Executive Officer.

Retainer and Meeting Fees

Each non-employee director is entitled to receive an annual retainer of $25,000 paid in quarterly installments, a fee of $2,000 for each Board and Board committee meeting attended in person, and a fee of $1,000 for each telephonic Board and Board committee meeting in which the director participates. The Chairmen of the Audit Committee, Compensation Committee, Nominating and Governance Committee and Strategic Planning Committees receive an additional annual retainer of $25,000, $10,000, $5,000 and $75,000, respectively, paid in quarterly installments. The annual retainer, the fees for attending in-person and telephonic Board and Board committee meetings, and the retainer for serving as a Chairman of a Board committee, except for the Chairman of the Strategic Planning Committee, are paid in share units each pursuant to the "Director Deferred Share Plan" as described below. The retainer for serving as the Chairman of the Strategic Planning Committee is paid in cash in quarterly installments. Also, each non-employee director is entitled to receive $65,000 annually paid in share units as described below under "Director Deferred Share Plan." Additionally, directors are reimbursed for out-of-pocket expenses associated with attending meetings of the Board and Board committees.

Director Deferred Share Plan

Each quarter, effective seven calendar days following the release of our earnings, the retirement account of each non-employee director is credited under our Director Deferred Share Plan with the applicable number of share units for the quarterly portion of the annual retainer, the fees for attending in-person and telephonic Board and Board committee meetings, and the quarterly portion of the retainer for serving as a chairman of a Board committee. Also, on the date of our annual meeting of stockholders, the retirement account of each non-employee director is credited under the Director Deferred Share Plan with $65,000 of share units. All share units fully vest on the date of grant. All share units are equivalent to one share of our common stock and are payable only in common stock issued under our 2009 Incentive Stock and Awards Plan upon a director ceasing service as a Board member.

Stock Options

In October 2015, the Compensation Committee established a new stock option program under our 2009 Incentive Stock and Awards Plan for new non-employee directors. Under the program, upon first being elected or appointed as a director, we will grant each non-employee director an option to purchase 50,000 shares of our common stock. The exercise price for options is the fair market value of a share of our common stock on the date of grant. Options have a term of five years and become exercisable as follows: 50% immediately on the date of grant and 100% upon the first anniversary of the grant date (provided that if our Board of Directors does not designate such individual as a director nominee for election as a director at our first annual meeting of stockholders following the grant date, then the remainder of such option that has not yet vested will immediately vest). If a director ceases service on our Board of Directors for any reason other than death, then that portion of the option grant that is exercisable on the date the director ceases service will remain exercisable for a period of two years after such date. If the director’s service ceases by reason of the director’s death, then the option will remain exercisable by the director’s beneficiary for a period of two years after the date of the director’s death.

Stock Ownership Policy

The Board of Directors considers ownership of our common stock to be an important factor in aligning the interest of our directors with those of our stockholders. Our Board of Directors has established a Stock Ownership Policy for non-employee directors. The Stock Ownership Policy became effective January 1, 2012. Under the Stock Ownership Policy, non-employee directors are required to own shares of our common stock with a market value equal to at least three times the director’s then-current annual cash retainer. A director must satisfy the ownership requirements within five years from the date of the director’s appointment to the Board or five years from the effective date of the Stock Ownership Policy, whichever occurs later. Stock ownership can consist of shares owned directly by the director and deferred shares, but vested and unvested stock options and unvested restricted shares are not included. The value of our common stock held by directors is measured annually using the greater of the value of our common stock on the date when the shares were vested or purchased and the value of our common stock as of December 31 of the applicable year. Once the value of a director’s shares reaches the required market value, the director is deemed to have met the stock ownership requirements and must retain only the number of shares that were required to meet the stock ownership requirements as of the date the director first met the requirements. As of December 31, 2017, the last measurement date for compliance with the Stock Ownership Policy, all non-employee directors met the stock ownership requirements imposed by the Stock Ownership Policy.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation earned for 2017 by (i) our Chief Executive Officer, (ii) our Chief Financial Officer, and (iii) our other most highly compensated executive officer who was serving as an executive officer at the end of 2017. The persons named in the table are also referred to in this proxy statement as the "named executive officers."

Name and Principal Position	Year	Salary	Bonus	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation	All Other Compensation(4)	Total
Stephen A. Nolan, Former Chief Executive Officer (1)	2017	$600,000	$—	$500,000	$—	$622,080	$—	$1,722,080
	2016	$600,000	$—	$—	$—	$194,400	$44,820	$839,220
Patrick Lyons, Chief Financial Officer and Chief Accounting Officer	2017	$325,000	$—	$60,000	$—	$250,848	$8,068	$643,916
	2016	$325,000	$—	$167,400	$—	$78,390	$7,439	$578,229
David F. Kirby, Senior Vice President, Treasury and Investor Relations	2017	$230,000	$—	$15,000	$—	$132,480	$8,100	$385,580
	2016	$230,000	$—	$34,875	$—	$41,400	$8,767	$315,042

(1)	Mr. Nolan resigned as chief executive officer of our company and his employment with our company ended April 1, 2018.

(2)
The dollar amount shown reflects the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures) for all awards of restricted stock units granted during the relevant fiscal year. Assumptions used in the calculation of these amounts are included in Note 6 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Awards of restricted stock units that we granted in 2017 to our named executive officers are subject to performance conditions and service conditions as described below under "Outstanding Equity Awards at December 31, 2017."

(3)
The dollar amount shown reflects the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures) for all awards of stock options granted during the relevant fiscal year. Assumptions used in the calculation of these amounts are included in Note 6 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

(4)
Consists only of our matching contributions under our 401(k) Savings Plan of $8,068 for Mr. Lyons and $8,100 for Mr. Kirby. Certain personal benefits we provided to the named executive officers are not included in the table because the aggregate amount of such personal benefits for each named executive officer was less than $10,000.

Disclosure Regarding Summary Compensation Table

Executive Employment Agreements

We have Executive Employment Agreements with each of our named executive officers currently employed with our company and had, prior to his resignation on April 1, 2018, an Executive Employment Agreement with Mr. Nolan. These agreements were put in place to allow us to attract and retain key talent to our business. They are designed to provide reasonable financial security (in general, not exceeding one year’s salary and target bonus) to our executive officers in the event of certain kinds of separations from our company, while providing our company with appropriate releases from potential claims and commitments not to solicit our clients or employees during a set period.

The Executive Employment Agreements entitle our currently employed executives, and entitled Mr.
Nolan prior to his resignation, to:

•	an annual base salary in the amount of at least $600,000 for Mr. Nolan, $325,000 for Mr. Lyons and $230,000 for Mr. Kirby;

•
eligibility to receive an annual bonus as provided in our Senior Management Bonus Plan (equal to 90% of base salary for Mr. Nolan, 67% of base salary for Mr. Lyons and 50% of base salary for Mr. Kirby);

•
eligibility to receive a grant of equity of our company under our Senior Management Bonus Plan (90% of base salary for Mr. Nolan and as determined from time to time by the Compensation Committee for Messrs. Lyons and Kirby);

•	four weeks of vacation per year;

•	severance and health and dental benefits upon termination or non-renewal of employment;

•	severance and health and dental benefits upon a termination of employment after a change in control of our company; and

•	other benefits of employment comparable to other senior management of our company.

Neither Mr. Lyons nor Mr. Kirby is entitled to an excise tax gross-up payment after a change in control of our company under their employment agreements. However, upon a termination of the employment of Messrs. Lyons or Kirby after a change in control of our company, if any portion of the executive’s termination payment would constitute an "excess parachute payment," then the termination payment made to the executive will either be made in full or made in the greatest amount such that no portion of the termination payment would be subject to the excise tax, whichever results in the receipt by the executive of the greatest benefit on an after-tax basis. Prior to his resignation, Mr. Nolan’s Executive Employment Agreement contained provisions similar to those discussed above for Messrs. Lyons and Kirby. In connection with entering into the employment agreements, each of Messrs. Nolan, Lyons and Kirby executed a Confidentiality, Non-solicitation and Work Product Assignment Agreement with us.

We have the right to terminate each executive’s employment at any time, subject to the provisions of the Executive Employment Agreements described below under "Potential Payments Upon Termination or Change in Control-Executive Employment Agreements."

Consulting Agreement with Stephen A. Nolan

On April 1, 2018, in connection with Mr. Nolan’s resignation as chief executive officer and a director of our company, our company and Mr. Nolan entered into a consulting agreement. Pursuant to the consulting agreement, Mr. Nolan agrees to serve as a consultant to our company to assist with certain transition matters from April 1, 2018 through June 30, 2018. In consideration for his services as a consultant, we will pay Mr. Nolan $45,000 per month.

2017 Incentive Compensation Program

Our Compensation Committee annually sets bonus performance targets to help drive growth in our financial performance year-over-year. In February 2017, the Compensation Committee established the following specific adjusted EBITDA and corporate costs performance targets under the 2017 Incentive Compensation Program applicable for all named executive officers:

(a)
adjusted EBITDA (portion of bonus: 80%): achievement of an aggregated regional adjusted EBITDA (determined on a constant currency basis and before corporate cost allocation) threshold of $10.3 million and target of $14.7 million measured in dollars of adjusted EBITDA was required to earn 40% and 100% payouts, respectively. No bonus was payable for adjusted EBITDA performance below threshold. For adjusted EBITDA performance from 70% of target up to and including target, bonuses were payable on a pro rata basis from 40% to 100% based on dollars of adjusted EBITDA. For adjusted EBITDA performance exceeding target up to 150% of target, the executive officers would be paid bonuses on a pro rata basis between 100% up to a cap of 180%.

(b)
corporate costs (portion of bonus: 20%): achievement of a corporate costs threshold of $8.1 million and target of $7.3 million was required to earn 50% and 100% payouts, respectively. No bonus was payable for corporate costs performance below threshold. For corporate costs performance from 90% of target up to and including target, bonuses were payable on a pro rata basis from 50% to 100% based on dollars of corporate costs. For corporate costs performance exceeding target up to 120% of target, the executive officers would be paid bonuses on a pro rata basis between 100% up to a cap of 180%.

For 2017, our adjusted EBITDA performance, on a constant currency basis, was $15.5 million and our corporate cost performance was $6.5 million. As a result of our adjusted EBITDA performance and corporate costs performance relative to the 2017 bonus targets, Mr. Nolan, Mr. Lyons, and Mr. Kirby received a bonus of $622,080, $250,848, and $132,480, respectively.

Restricted Stock Units

The grants of restricted stock units made to our named executive officers in March 2017 vest based on performance conditions and service conditions, as described below in Footnote 1 under "Outstanding Equity Awards at December 31, 2017."

Stock Ownership Guidelines

The Board of Directors has established a Stock Ownership Policy for senior management, including our named executive officers, and it is intended to further align the interests of management and stockholders. Under the Stock Ownership Policy, executives, other than the Chief Executive Officer, are required to own shares of our common stock with a value equal to at least one times their respective base salaries. The Chief Executive Officer must own shares of our common stock with a value equal to at least two times his annual base salary. An executive must satisfy the ownership requirements within five years of the date of the executive’s appointment to a position covered by the Stock Ownership Policy. Stock ownership can consist of shares owned directly by the executive, vested restricted shares, deferred shares, shares in the executive’s 401(k) account and shares owned through the Employee Stock Purchase Plan. Vested and unvested stock options, unvested restricted stock units and unvested restricted shares will not apply to the ownership level. The value of our common stock held by executives is measured annually using the greater of the value of our common stock on the date when the shares were vested or purchased and the value of our common stock as of December 31 of the applicable year. Once the value of an executive’s shares reaches the required market value, the executive will be deemed to have met the stock ownership requirements and must retain only the number of shares that were required meet the stock ownership requirements as of the date the executive first met the requirements. As of December 31, 2017, the last measurement date for compliance with the Stock Ownership Policy, the named executive officers continuing in office had not met their respective stock ownership requirements, but were on track to do so within the five-year prescribed period. No named executive officer continuing in office who had not met his stock ownership requirement sold shares or exercised options during 2017.

Benefits

We provide our employees with customary health care benefits and offer a defined contribution plan (401(k) plan) in lieu of a pension plan to eligible employees, including our named executive officers, who, if they meet the plan eligibility requirements, may elect to participate. Under our 401(k) plan, we have the discretion to make a matching contribution at the end of each plan year to each participant’s account in an amount up to 50% of the participant’s salary reduction contributions for the plan year, taking into account salary reduction contributions between 1% and 6% of the participant’s eligible compensation. Other than these savings programs, we provide no retirement benefits to employees or supplemental retirement benefits to our executive officers.

Perquisites

We provide no perquisites to our named executive officers as a group, and in 2017, we did not provide perquisites in an aggregate amount greater than $10,000 to any individual named executive officer.

Impact of Tax Treatment on Compensation

Under Section 162(m) of the Internal Revenue Code, the tax deduction available to corporate taxpayers, such as us, is limited with respect to the compensation of certain executive officers unless such compensation is based upon performance objectives meeting certain regulatory criteria or is otherwise excluded from the limitation. The Compensation Committee intends, except in limited circumstances, to qualify compensation paid to our executive officers prior to January 1, 2018 for deductibility by us under Section 162(m) of the Internal Revenue Code. Section 409A of the Internal Revenue Code provides, among other things, rules for when compensation may be deferred and when, if deferred, it may be paid. Our compensation plans and agreements are intended to be compliant with Section 409A.

As a result of changes made by the Tax Cuts and Jobs Act, starting with compensation paid in 2018, Section 162(m) will limit us from deducting compensation, including performance-based compensation, in excess of $1 million paid to anyone who, starting with 2018, serves as the chief executive officer or chief financial officer, or who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules.

Outstanding Equity Awards at December 31, 2017

The following table sets forth information on outstanding stock option, restricted stock and restricted stock unit awards held by the named executive officers at December 31, 2017, including the number of shares underlying both exercisable and unexercisable portions of each stock option, the exercise price and expiration date of each outstanding option and the market value of shares of restricted stock and restricted stock units that have not vested based on the closing market price for our common stock on December 29, 2017, the last business day of our fiscal year, of $2.25.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested
Stephen A. Nolan	—	—	—	—	500,000(1)	$1,125,000
Patrick Lyons	—	—	—	—	60,000(1)	$135,000
David F. Kirby	—	—	—	—	15,000(1)	$33,750

(1) The shares of restricted stock units were granted on March 9, 2017 with the following vesting criteria:

100.0% of the restricted stock units (the "Group EBITDA Restricted Stock Units") shall vest upon the determination by the Compensation Committee that our company achieved for the year ending December 31, 2017 a "target" Group EBITDA (defined as our company’s earnings before interest, income taxes, depreciation and amortization, non-operating income or expense, goodwill and other impairment charges, business reorganization expenses and other charges, and excluding stock compensation expense and after corporate costs, for the year ending December 31, 2017) of $7.4 million; provided that 40.0% to 99.9% of the Group EBITDA Restricted Stock Units will vest if the Group EBITDA is between $5.744 million and $8.205 million (such vesting percentage determined pro rata for Group EBITDA achievement within such range), and a number of units equal to 100.1% to 180.0% of the Group EBITDA Restricted Stock Units will vest (in the case of a number of units up to 100.0% of the Group EBITDA Restricted Stock Units) or be granted (in the case of units in excess of 100.0% of the Group EBITDA Restricted Stock Units) if the Group EBITDA is between $8.207 million and $12.309 million (such vesting percentage determined pro rata for Group EBITDA achievement within such range), subject in each case to the satisfaction of the service vesting conditions; and provided further that any such newly granted units in excess of 100.0% of the Group EBITDA Restricted Stock Units shall be deemed restricted stock units subject to all of the terms and conditions of the restricted stock award agreement.

The executive shall forfeit the number of Group EBITDA Restricted Stock Units that do not vest pursuant to the paragraph above. To the extent the performance vesting conditions set forth in the paragraph above are satisfied, the service vesting conditions with respect to the restricted stock units shall be satisfied as follows: (i) 33% of the restricted stock units shall vest on the later of the determination of the satisfaction of the performance vesting conditions or the first anniversary of the grant date, (ii) 33% of the restricted stock units shall vest on the second anniversary of the grant date, and (iii) 34% of the restricted stock units shall vest on the third anniversary of the grant date; provided that, in each case, the executive remains employed by our company from the grant date through the date the performance vesting conditions are satisfied, in the case of clause (i), or the applicable anniversary date, in the cases of clauses (ii) and (iii).

Potential Payments Upon Termination or Change in Control

We have entered into agreements and maintain plans that require us to provide compensation to the named executive officers in the event of a termination of employment or a change in control of our company. These agreements provide that a change in control of our company will occur if, among other things, our stockholders approve the sale of substantially all of our assets. On March 20, 2018, at a special meeting of stockholders, our stockholders approved the sale of substantially all of our assets and, on March 31, 2018, a change in control of our company occurred because we sold substantially all our company’s assets upon completion of the sales of our recruitment and talent management businesses in each of Belgium, Europe (excluding Belgium) and Asia Pacific.

The estimated amount of compensation that will be payable to Mr. Nolan as a result of the change in control of our company on March 31, 2018 and his termination for good reason from our company on April 1, 2018 is listed in the table below. The value of the restricted stock payable to Mr. Nolan is based on our common stock valued at $1.93, the closing market price for our common stock as of April 2, 2018. The estimated amount of compensation payable to Messrs. Lyons and Kirby in the event of a termination of employment or a change in control of our company is listed in the table below, assuming that the termination and/or change in control of our company occurred at December 29, 2017, the last business day of our fiscal year, and that our common stock is valued at $2.25, the closing market price for our common stock on December 29, 2017. Descriptions of the circumstances that would trigger payments or the provision of other benefits to these named executive officers, how such payments and benefits are determined under the circumstances, material conditions and obligations applicable to the receipt of payments or benefits and other material factors regarding such agreements and plans, and other material assumptions that we have made in calculating the estimated compensation, follow these tables.

Payments and Benefits to Stephen A. Nolan
	Termination by Company for Cause or by Executive	Termination by Company Without Cause or by Executive for Good Reason	Death	Disability	Change in Control	Change in Control and Termination by Company Without Cause or by Executive for Good Reason
Severance	$—	$600,000	$—	$—	$—	$1,710,000
Health and Dental Insurance	$—	$19,196	$—	$—	$—	$28,794
Advisor Fees	$—	$—	$—	$—	$—	$15,000
Vesting of Restricted Stock	$—	$—	$872,843	$—	$—	$872,843
Vesting of Stock Options	$—	$—	$—	$—	$—	$—
Total	$—	$619,196	$872,843	$—	$—	$2,626,637

Payments and Benefits to Patrick Lyons
	Termination by Company for Cause or by Executive	Termination by Company Without Cause	Death	Disability	Change in Control	Change in Control and Termination by Company Without Cause or by Executive for Good Reason
Severance	$—	$325,000	$—	$—	$—	$542,750
Health and Dental Insurance	$—	$18,341	$—	$—	$—	$18,341
Advisor Fees	$—	$—	$—	$—	$—	$—
Vesting of Restricted Stock	$—	$—	$135,000	$—	$—	$135,000
Vesting of Stock Options	$—	$—	$—	$—	$—	$—
Total	$—	$343,341	$135,000	$—	$—	$696,091

Payments and Benefits to David F. Kirby
	Termination by Company for Cause or by Executive	Termination by Company Without Cause	Death	Disability	Change in Control	Change in Control and Termination by Company Without Cause or by Executive for Good Reason
Severance	$—	$230,000	$—	$—	$—	$345,000
Health and Dental Insurance	$—	$18,122	$—	$—	$—	$18,122
Advisor Fees	$—	$—	$—	$—	$—	$—
Vesting of Restricted Stock	$—	$—	$33,750	$—	$—	$33,750
Vesting of Stock Options	$—	$—	$—	$—	$—	$—
Total	$—	$248,122	$33,750	$—	$—	$396,872

Executive Employment Agreements

We have Executive Employment Agreements with Messrs. Lyons and Kirby, and had, prior to his resignation, an Executive Employment Agreement with Mr. Nolan. If the executive officer dies during the term of the Executive Employment Agreement, if we terminate the executive officer’s employment as a result of the executive officer’s disability or for cause, or if the executive officer voluntarily terminates employment with us then we will have no further obligation to the executive officer or his estate, except to pay base salary earned through the date of death or termination.

If we terminate the executive officer’s employment without cause or do not renew the executive officer’s employment agreement then, subject to the executive officer executing our then-current form of general release agreement, the executive officer will be entitled to receive (i) base salary earned through the date of termination, (ii) a severance payment equal to his then-current base salary for a period of up to twelve months following such termination made in equal installments on our regular pay dates, and (iii) our portion of the premiums for providing continued health and dental insurance benefits to the executive officer for up to twelve months after termination (with only the executive’s portion of such premiums deducted from the executive officer’s severance payment). The severance payment, plus accrued interest, will not be paid to the executive officer until six months after the executive officer’s termination, unless the severance payment is less than a certain amount, as prescribed by statute. In the case of Mr. Nolan, if we were to have terminated his employment without cause or if he had terminated for good reason, he would have been entitled to receive the benefits described above and up to an aggregate amount of $20,000 for outplacement services to be provided to Mr. Nolan for up to six months following such termination.

After a change in control of our company, if the executive officer’s employment is terminated by us other than by reason of death, disability or for cause or by the executive officer for good reason, then the executive officer is entitled to a lump-sum severance payment equal to the executive officer’s annual base salary immediately prior to termination, and the executive officer’s target annual bonus under our Senior Management Bonus Plan for the year in which the termination occurs, plus health and dental insurance benefits for a period of up to twelve months after termination. The Executive Employment Agreements provide that, upon a termination of employment after a change in control of our company, if any portion of the executive’s termination payment would constitute an "excess parachute payment" then the termination payment made to the executive shall either be delivered in full or delivered in the greatest amount such that no portion of the termination payment would be subject to the excise tax, whichever results in the receipt by the executive of the greatest benefit on an after-tax basis. The Executive Employment Agreements do not provide for an excise tax gross-up payment.

For Mr. Nolan, after a change in control of our company, if his employment were to be terminated by us other than by reason of death, disability or for cause or by Mr. Nolan for good reason, then Mr. Nolan would be entitled to severance equal to 1.5 times his annual base salary immediately prior to termination and 1.5 times his target annual bonus under our Senior Management Bonus Plan for the year in which the termination occurs paid in equal installments over eighteen months following termination, plus health and dental insurance benefits for a period of up to eighteen months after termination and up to an aggregate amount of $20,000 for outplacement services to be provided to Mr. Nolan for up to six months following such termination.

The amounts set forth in the tables above for the named executive officers who have an Executive Employment Agreement assume that:

•
health and dental insurance benefits will continue for twelve months (eighteen months for Mr. Nolan pursuant to his employment agreement) after termination at the current cost per year for each executive officer;

•
for purposes of determining whether any excise tax is triggered, we would be able to overcome any presumption that restricted stock unit grants in 2017 were made in contemplation of a change in control pursuant to regulations issued under the Internal Revenue Code; and

•	legal and accounting advisor fees are the maximum possible under the Executive Employment Agreements.

As a condition to entering into the Executive Employment Agreement, each executive officer agreed to keep confidential information of ours confidential and to return such information to us upon termination of employment, to not solicit for one year clients who we provided services during the twelve months preceding the date of the executive officer’s termination and not to solicit or hire for one year any individual we employed on the date of the executive officer’s termination.

The Executive Employment Agreements define the following terms:

•	"Cause" (other than under the Executive Employment Agreement with Mr. Nolan) means:

•
the willful failure to perform, or gross negligence in, the performance of, the executive’s duties and obligations in any material respect or compliance with the reasonable and legal business directions of our Chief Executive Officer, following delivery to executive of a written notice from our company which describes the basis for our company’s reasonable belief that executive has not substantially performed executive’s duties and executive’s failure to remedy such performance concerns within 30 days;

•	executive’s willful failure to comply with a material employment policy or contractual obligation to our company; or

•	executive’s commission of a felony, criminal dishonesty or fraud.

•	Under Mr. Nolan’s Executive Employment Agreement, "cause" means:

•
the willful failure of the executive to perform the executive’s duties and obligations in any material respect, which failure is not cured within 30 days after receipt of written notice of such failure;

•	intentional acts of dishonesty or willful misconduct by the executive with respect to us;

•	conviction of a felony or violation of any law involving dishonesty, disloyalty or fraud, or a pleading of guilty or nolo contendere to such charge;

•	repeated refusal to perform the reasonable and legal instructions of our board of directors;

•	any material breach of the agreement or the Confidentiality, Non-Solicitation and Work Product Assignment Agreement that the executive entered into with us;

•	failure to confirm compliance with our Code of Business Conduct and Ethics after ten days’ written notice requesting confirmation; or

•
any violation of the terms, including any non-competition, non-disclosure, non-solicitation or confidentiality provisions, of any written or oral agreement, arrangement or understanding to which the executive is a party or by which the executive is bound, other than his agreements with our company.

•	"Change in control" means:

•	the consummation of a consolidation, merger, share exchange or reorganization involving us, except for certain transactions that do not result in another person acquiring control of us;

•
our stockholders approve a plan of complete liquidation or dissolution of us or an agreement for the sale of substantially all of our assets, other than sale of substantially all of our assets to an entity at least 75% of the combined voting power of the voting securities of which are owned by our stockholders in substantially the same proportions as their ownership immediately prior to such sale;

•
any person, with certain exceptions, is or becomes the beneficial owner of our securities representing more than 20% of our outstanding shares of common stock or combined voting power of our outstanding voting securities; or

•
individuals who were directors as of the date of the agreement and any new director whose appointment or election was approved or recommended by a vote of at least two-thirds of the directors then in office who were either directors on the date of agreement or whose appointment or election was previously so approved or recommended cease to constitute a majority of our directors.

•
"Disability" (defined only in the Executive Employment Agreement with Mr. Nolan) in the means the executive is unable to perform the executive’s essential job duties and responsibilities due to mental or physical disability for a total of twelve weeks, whether consecutive or not, during any rolling twelve-month period.

•	"Good reason" (other than under the Executive Employment Agreement with Mr. Nolan) means:

•	any breach of the Executive Employment Agreement by us, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith that we remedy promptly after receipt of notice;

•
any reduction in the executive’s base salary, percentage of base salary available as incentive compensation or bonus opportunity or benefits, in each case, relative to those most favorable to the executive in effect during the 180-day period prior to a change in control;

•
the removal of the executive from, or failure to reelect or reappoint the executive to, any of the positions held with us on the date of a change in control or any other positions to which the executive is thereafter elected or appointed;

•
a good faith determination by the executive that there has been a material adverse change in the executive’s working conditions or status with us relative to the most favorable working conditions or status during the 180-day period prior to a change in control;

•
the relocation of the executive’s principal place of employment to a location more than 50 miles from the executive’s principal place of employment on the date 180 days prior to a change in control; or

•	we require the executive to travel on our business 20% in excess of the average number of days per month the executive was required to travel during the 180-day period prior to the change in control.

•	Under Mr. Nolan’s Executive Employment Agreement, "good reason" prior to a change in control means:

•	any changes in the executive’s authority, duties and responsibilities which would result in the executive no longer being our Chief Executive Officer;

•	any material reduction of the executive’s salary, aggregate incentive compensation opportunities or aggregate benefits;

•	a material breach of the Executive Employment Agreement by us; or

•
the executive notifies us that our business in terms of size, scope of operations and prospects does not present a professional opportunity to Mr. Nolan at a level similar to or better than our business on May 13, 2015.

•	Under Mr. Nolan’s Executive Employment Agreement, "good reason" following a change in control means:

•
any material breach of the Executive Employment Agreement by us, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith that we remedy promptly after receipt of notice;

•
any material reduction in the executive’s base salary, percentage of base salary available as incentive compensation or bonus opportunity or benefits, in each case, relative to those most favorable to the executive in effect during the one-year period prior to a change in control;

•
the removal of the executive from, or failure to reelect or reappoint the executive to, any of the positions held with us on the date of a change in control or any other positions to which the executive is thereafter elected or appointed when such removal or failure constitutes a material diminution of the executive’s authority, duties, or responsibilities;

•
a material adverse change, without the executive’s written consent, in the executive’s working conditions or authority, duties, or responsibilities with the us relative to the most favorable working conditions or authority, duties, or responsibilities in effect during the one year period prior to the change in control;

•
the relocation of the executive’s principal place of employment to a location more than 50 miles from the executive’s principal place of employment on the date one year prior to a change in control; or

•	we require the executive to travel on our business 20% in excess of the average number of days per month the executive was required to travel during the one-year period prior to the change in control.

Restricted Stock Agreements

When we make grants of restricted stock to our executive officers, including the named executive officers, we enter into Restricted Stock Agreements with such executive officers that contain provisions that are triggered upon a termination of an executive officer or a change in control of our company.

If an executive officer’s employment or service with us is terminated for any reason other than death, then the shares of restricted stock that have not yet become fully vested will automatically be forfeited.

If the executive officer’s employment terminates by reason of the executive officer’s death, then the shares of restricted stock that have not yet become fully vested as a result of a service vesting condition not being satisfied will automatically become fully vested and the restrictions imposed upon the restricted stock will immediately lapse, but only if and to the extent that the performance vesting conditions shall have been achieved on or prior to the date of such termination of employment.

For awards of restricted stock granted before November 6, 2015, effective upon a change in control of our company, if the executive is employed by us or an affiliate of ours immediately prior to the date of such change in control, the shares of restricted stock will fully vest and the restrictions imposed upon the restricted stock will be immediately deemed to have lapsed. For awards of restricted stock granted beginning on November 6, 2015, effective upon a change in control of our company, if the executive is employed by us or an affiliate of ours immediately prior to the date of such change in control and is subsequently terminated within 12 months following the date of such change in control, the shares of restricted stock will fully vest and the restrictions imposed upon the restricted stock will be immediately deemed to have lapsed. No named executive officer has any unvested restricted stock.

As a condition to the grant of the restricted stock, the Restricted Stock Agreements provide that the executive officer will agree to keep confidential information of ours confidential during and after employment and to return such information to us upon termination of employment, not to solicit for one year clients to whom we provided services during the twelve months preceding the date of the executive officer’s termination and not to solicit or hire for one year any individual we employed as of the date of the executive officer’s termination. "Change in control" in the Restricted Stock Agreements has the same meaning set forth previously under "Executive Employment Agreements."

Restricted Stock Unit Agreements

When we make grants of restricted stock units to our executive officers, including the named executive officers, we enter into Restricted Stock Unit Agreements with such executive officers that contain provisions that are triggered upon a termination of an executive officer or a change in control of our company.

If an executive officer’s employment or service with us is terminated for any reason other than death, then the restricted stock units that have not yet become fully vested will automatically be forfeited.

If the executive officer’s employment terminates by reason of the executive officer’s death, then the restricted stock units that have not yet become fully vested as a result of a service vesting condition not being satisfied will automatically become fully vested and the restrictions imposed upon the restricted stock units will immediately lapse, but only if and to the extent that the performance vesting conditions shall have been achieved on or prior to the date of such termination of employment.

For awards of restricted stock units granted beginning on March 10, 2016, effective upon a change in control of our company, if the executive is employed by us or an affiliate of ours immediately prior to the date of such change in control and is subsequently terminated within 12 months following the date of such change in control, the restricted stock units will fully vest and the restrictions imposed upon the restricted stock units will be immediately deemed to have lapsed.

The amounts set forth in the tables above include the value attributable to unvested restricted stock units held, in the case of Mr. Nolan, valued at the closing market price of our common stock on April 2, 2018, the date Mr. Nolan received his previously unvested restricted stock units following his resignation from our company on April 1, 2018, and, in the case of Messrs. Lyons and Kirby, valued at the closing market price of our common stock on December 29, 2017, the last business day of our 2017 fiscal year.

As a condition to the grant of the restricted stock units, the Restricted Stock Units Agreements provide that the executive officer will agree to keep confidential information of ours confidential during and after employment and to return such information to us upon termination of employment, not to solicit for one year clients to whom we provided services during the twelve months preceding the date of the executive officer’s termination and not to solicit or hire for one year any individual we employed as of the date of the executive officer’s termination. "Change in control" in the Restricted Stock Units Agreements has the same meaning set forth previously under "Executive Employment Agreements."

Stock Option Agreements

When we make grants of options to our executive officers, including the named executive officers, we enter into Stock Option Agreements with such executive officers that contain provisions that are triggered upon a termination of an executive officer or a change in control of our company.

If we terminate the executive officer’s employment for cause, then any option held by the executive officer will immediately terminate and cease to be exercisable. If an executive officer ceases to be employed by us for any reason other than death or for cause, then that portion of the option which is exercisable on the date of the executive officer’s termination of employment will remain exercisable for a period of six months after such date and the remaining portion of the option will automatically expire on such date. If the executive officer’s employment terminates by reason of the executive officer’s death, then the option will become fully vested and will remain exercisable by the executive officer’s beneficiary for a period of one year after the date of the executive officer’s death. Effective upon a change in control of our company, the option will fully vest and will immediately become exercisable, except if our stockholders will receive capital stock of another corporation in connection with a change in control of our company and our Board of Directors determines that the option will be converted into an option to purchase shares of such capital stock. No named executive officer has any unvested stock options.

As a condition to the grant of the option, the Stock Option Agreements provide that the executive officer will agree to keep confidential information of ours confidential during and after employment and to return such information to us upon termination of employment, not to solicit for one year clients to whom we provided services during the twelve months preceding the date of the executive officer’s termination and not to solicit or hire for one year any individual we employed as of the date of the executive officer’s termination. "Cause" and "change in control" in the Stock Option Agreements have the same meanings set forth previously under "Executive Employment Agreements."

Executive Employment Agreement with Jeffrey E. Eberwein

On April 1, 2018, following the resignation of Mr. Nolan, our Board of Directors appointed Mr. Eberwein as chief executive officer of our company. In connection with his appointment as chief executive officer, our company and Mr. Eberwein entered into an Executive Employment Agreement. Pursuant to Mr. Eberwein’s Executive Employment Agreement,

our company will employ Mr. Eberwein as the chief executive officer of our company for a term from April 1, 2018 until December 31, 2018, with automatic, annual extensions for additional one-year terms.

Under the Executive Employment Agreement, Mr. Eberwein is entitled to: (i) a base salary of $400,000 on an annualized basis, subject to increase (but not decrease) from time to time by the Compensation Committee; (ii) eligibility to receive an annual bonus contingent on achievement of performance goals as determined by the Compensation Committee, which bonus opportunity (assuming company performance at target) will be $75,000 for 2018 and $100,000 for 2019 and later years; (iii) eligibility to receive an annual equity award in the form of share units settled in shares of our company’s common stock with a grant date fair value equal to $352,500 for 2018 and $470,000 for 2019 and later years and the number of share units earned based on the achievement of performance goals achieved as of the end of the performance period as determined by the Compensation Committee with two-thirds of the share units earned vesting after completion of such performance period and the remaining one-third of the share units vesting in two equal installments on the first and second anniversaries of the last day of the performance period; (iv) four weeks of paid vacation per year; and (v) other benefits of employment comparable to other senior management of our company.

Under the Executive Employment Agreement, our company has the right to terminate Mr. Eberwein’s employment at any time upon 60 days’ notice. If we terminate Mr. Eberwein’s employment without cause (as defined in the Executive Employment Agreement) or do not renew Mr. Eberwein’s employment, or if Mr. Eberwein terminates his employment for good reason (as defined in the Executive Employment Agreement), then Mr. Eberwein will be entitled to receive: (i) base salary and other compensation and benefits earned, but unpaid, through the date of such termination; and (ii) subject to Mr. Eberwein executing a general release and waiver agreement and covenant not to sue, (A) a pro-rata portion of the bonus for the year during which the termination occurs, calculated based on actual performance at the end of the year, (B) vesting of a pro-rata portion of any share units for which the performance period has not been completed, calculated based on the level of achievement of the performance goals at the end of the performance period, and (C) vesting of any share units for which the performance period has been completed. If Mr. Eberwein dies during the term of the Executive Employment Agreement, if we terminate Mr. Eberwein’s employment as a result of Mr. Eberwein’s disability (as defined in the Executive Employment Agreement) or for cause, or if Mr. Eberwein voluntarily terminates his employment with our company other than for good reason, then we will have no further obligation to Mr. Eberwein or his estate, except to pay base salary and other compensation and benefits earned, but unpaid, through the date of Mr. Eberwein’s death or termination of employment.

After a change in control of our company (as defined in the Executive Employment Agreement), if we terminate Mr. Eberwein’s employment other than by reason of death, disability or for cause, or if Mr. Eberwein terminates his employment for good reason, then Mr. Eberwein will be entitled to receive: (i) base salary and other compensation and benefits earned, but unpaid, through the date of such termination; and (ii) subject to Mr. Eberwein executing a general release and waiver agreement and covenant not to sue, (A) a termination payment equal to the sum of (x) Mr. Eberwein’s base salary for twelve months calculated based on Mr. Eberwein’s annual base salary in effect immediately prior to such termination plus (y) Mr. Eberwein’s target annual bonus for the year in which such termination occurs, payable in equal installments in accordance with the payroll practices of our company through the twelve month anniversary of the termination, (B) vesting of a pro-rata portion of any share units for which the performance period has not been completed, calculated based on the level of achievement of the performance goals at the end of the performance period, and (C) vesting of any share units for which the performance period has been completed. The Executive Employment Agreement also provides that, upon a termination of Mr. Eberwein’s employment after a change in control of our company, if any portion of Mr. Eberwein’s termination payment would constitute an "excess parachute payment," then the termination payment made to Mr. Eberwein shall either be made in full or made in the greatest amount such that no portion of the termination payment would be subject to the excise tax, whichever results in the receipt by Mr. Eberwein of the greatest benefit on an after-tax basis. The Executive Employment Agreement does not provide for an excise tax gross-up payment.

In connection with entering into the Executive Employment Agreement, Mr. Eberwein also executed a Confidentiality, Non-solicitation and Work Product Assignment Agreement with our company.

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

Management and Directors

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 26, 2018 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table set forth below; and (iii) all of the directors, nominees and executive officers (including the executive officers named in the Summary Compensation Table) as a group. Each of the holders listed below has sole voting and investment power over the shares beneficially owned by such holder. None of the holders listed below have pledged any of their shares as security.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Alan L. Bazaar (1)	199,235	*
Richard K. Coleman, Jr. (1)	266,881	*
Ian V. Nash (1)(2)	246,430	*
Jeffrey E. Eberwein (1)(3)	1,397,079	4.48%
Patrick Lyons	59,302	*
David F. Kirby	56,726	*
Stephen A. Nolan (4)	917,360	2.94%
All directors, nominees and executive officers as a group (7 persons) (1)(2)(3)	3,143,013	10.08%
_______________________
*    Denotes less than 1%.

(1)
Includes the following share units under our Director Deferred Share Plan, which are payable only in shares of common stock upon a director ceasing service as a Board member: Alan L. Bazaar, 199,235; Richard K. Coleman, Jr., 263,881; Jeffrey E. Eberwein, 259,567; Ian V. Nash, 196,430; and all directors, nominees and executive officers as a group, 919,113 shares.

(2)
Includes the following shares of common stock subject to stock options, which are exercisable within 60 days of April 26, 2018: Ian V. Nash, 50,000; and all directors, nominees and executive officers as a group, 50,000 shares.

(3)
Includes 7,458 shares owned directly by Lone Star Value Investors GP, LLC ("Lone Star Value GP") and 125,000 shares held in a certain managed account (the "Lone Star Value Account") for which Lone Star Value Management, LLC ("Lone Star Value Management") serves as the investment manager. Mr. Eberwein, solely by virtue of his position as the manager of Lone Star Value GP and the sole member of Lone Star Value Management, may be deemed to beneficially own the shares owned directly by Lone Star Value GP and the shares held by the Lone Star Value Account. Mr. Eberwein expressly disclaims beneficial ownership of all of such shares except to the extent of his pecuniary interest therein.

(4)	Mr. Nolan resigned as chief executive officer and a director of our company and his employment and service as a director with our company ended April 1, 2018.
Other Beneficial Owners

The following table sets forth certain information regarding beneficial ownership by other persons known to us to own more than 5% of our outstanding common stock as of April 26, 2018.

Amount and Nature of Beneficial Ownership(1)
	Voting Power		Investment Power
Name and Address of Beneficial Owner	Sole	Shared	Sole	Shared	Aggregate	Percent of Class
Hotchkis and Wiley Capital Management, LLC 725 South Figueroa St., 39th Floor Los Angeles, CA 90017	4,069,278	—	5,232,678	—	5,232,678	16.79%
Heartland Advisors, Inc. 789 North Water St. Milwaukee, WI 53202	—	3,797,051	—	4,052,952	4,052,952	13.00%
Cannell Capital, LLC 245 Meriwether Circle Alta, WY 83414	—	2,244,914	—	2,244,914	2,244,914	7.20%
Polar Asset Management Partners, Inc. 401 Bay Street, Suite 1900, PO Box 19 Toronto, Ontario M5H 2Y4	1,708,765	—	1,708,765	—	1,708,765	5.48%

(1)
These amounts represent the number of shares beneficially owned as disclosed in reports regarding beneficial ownership filed with the Securities and Exchange Commission under Section 13(g) or Section 13(d) of the Securities Exchange Act of 1934.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independent Directors

Of the four directors currently serving on our Board of Directors, the Board has determined that Messrs. Bazaar, Coleman, and Nash are independent directors under the independence standards of the Nasdaq Global Select Market. Mr. Eberwein was an independent director, but as of April 1, 2018 is no longer considered an independent director under the independence standards of the Nasdaq Global Select Market because he became our Chief Executive Officer on that date.

Policies and Procedures Regarding Related Person Transactions

Our Board of Directors has adopted written policies and procedures regarding related person transactions. For purposes of these policies and procedures:

•	a "related person" means any of our directors, executive officers or nominees for director or any of their immediate family members; and

•
a "related person transaction" generally is a transaction (including any indebtedness or a guarantee of indebtedness) in which we were or are to be a participant and the amount involved exceeds $120,000, and in which a related person had or will have a direct or indirect material interest.

Each of our executive officers, directors or nominees for director is required to disclose to the Audit Committee certain information relating to related person transactions for review, approval or ratification by the Audit Committee. Disclosure to the Audit Committee should occur before, if possible, or as soon as practicable after the related person transaction is effected, but in any event as soon as practicable after the executive officer, director or nominee for director becomes aware of the related person transaction. The Audit Committee’s decision whether or not to approve or ratify a related person transaction is to be made in light of the Audit Committee’s determination that consummation of the transaction is not or was not contrary to our best interests. Any related person transaction must be disclosed to the full Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

General

The Audit Committee has appointed KPMG LLP as our independent registered public accounting firm to audit our financial statements and management’s assessment of internal controls over financial reporting for the fiscal year ending December 31, 2018. Our Board of Directors is seeking stockholder ratification of the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year 2018. KPMG LLP has served as our independent registered public accounting firm since March 2008.

Representatives of KPMG LLP will be available to answer appropriate questions from stockholders at the annual meeting and will be free to make statements, if they desire to do so, during the meeting.

Fees Paid to Our Independent Registered Public Accounting Firm

The following table presents fees billed for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2017 and December 31, 2016 and fees billed for other services rendered by KPMG LLP during those periods.

	2017	2016
Audit fees(1)	$1,476,400	$1,537,000
Audit-related fees(2)	—	56,000
Tax fees(3)	—	—
All other fees(4)	—	—
Total fees	$1,476,400	$1,593,000
_______________________

(1)
Audit fees consist of the aggregate fees billed for professional services rendered by KPMG LLP for the audit and review of financial statements and services provided in connection with statutory and regulatory filings (domestic and international) and the audit of management’s assessment of internal control over financial reporting.

(2)
For 2016, audit-related fees consist of the aggregate fees billed for professional services rendered by KPMG LLP for employee benefit plan audits, certain due diligence services and accounting consultation.

(3)	None.

(4)	None.

The Audit Committee has concluded that the provision of the non-audit services listed above was compatible with maintaining the independence of KPMG LLP, and all such services were approved by the Audit Committee.

The Audit Committee has established a policy regarding pre-approval of the audit and non-audit services performed by the independent registered public accounting firm. The Audit Committee will not approve any service that will impair the independence of the independent registered public accounting firm. The pre-approval policy requires each audit service and each non-audit service in excess of $50,000 performed by the independent registered public accounting firm to receive the specific prior approval of the entire Audit Committee. The Chairman of the Audit Committee has authority to approve any non-audit service equal to or less than $50,000, and any subsequent fee adjustments which, in the aggregate for each non-audit service, are equal to or less than $15,000. Only if the cost of any audit or non-audit service exceeds by the greater of ten percent or $5,000 the amount previously approved by the Audit Committee or the Chairman of the Audit Committee must the Audit Committee or the Chairman of the Audit Committee give prior approval for the additional cost. The Chairman of the Audit Committee reports any approvals pursuant to such authority to the Audit Committee at its next scheduled meeting. The Audit Committee’s pre-approval policies do not permit the delegation of the Audit Committee’s pre-approval responsibilities to management. The independent registered public accounting firm must provide the Audit Committee or the Chairman of the Audit Committee with a description of each specific audit or non-audit service to be rendered and detailed documentation for any fee increase requests.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this Form 10-K/A:

(1) Financial Statements-No financial statements are filed with this Form 10-K/A. The financial statements and notes thereto were included as part of the Original Form 10-K filed with the SEC on March 1, 2018.

(2) Financial Statement Schedules-Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3) Exhibits: See Item 15(b) below.

(b) Exhibits: The exhibits listed on the accompanying Index to Exhibits on this Form 10-K/A are filed or incorporated into this Form 10-K/A by reference.

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

(10.18)*
Employment Agreement, dated as of April 1, 2018, between Hudson Global, Inc. and Jeffrey E. Eberwein (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated April 2, 2018 (File No. 0-50129)).

(10.19)*
Consulting Agreement, dated as of April 1, 2018, between Hudson Global, Inc. and Stephen A. Nolan (incorporated by reference to Exhibit 10.2 to Hudson Global, Inc.’s Current Report on Form 8-K dated April 2, 2018 (File No. 0-50129)).

(10.20)*
Amendment to Employment Agreement, dated as of March 9, 2018, between Hudson Global, Inc. and Patrick Lyons (incorporated by reference to Exhibit 10.2 to Hudson Global, Inc.’s Current Report on Form 8-K dated March 9, 2018 (File No. 0-50129)).

(21)	Subsidiaries of Hudson Global, Inc.**
(23)	Consent of KPMG LLP.**
(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.**
(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.**
(31.3)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.†
(31.4)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.†

HUDSON GLOBAL, INC.
FORM 10-K
EXHIBIT INDEX

(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
(101)
The following materials from Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.**

*	A management contract or compensatory plan or arrangement
**	Previously filed or furnished with Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 1, 2018.
†	Filed herewith.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)
Date:	April 27, 2018