Form 10-Q
period 2018-03-31
Hudson Global, Inc.
filed 2018-05-15
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2018
Common Stock - $0.001 par value	31,577,719

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$16,215	$13,992
Direct costs	6,061	3,990
Gross margin	10,154	10,002
Operating expenses:
Salaries and related	10,359	8,454
Other selling, general and administrative	2,453	1,877
Depreciation and amortization	—	81
Business reorganization	—	(113)
Operating income (loss)	(2,658)	(297)
Non-operating income (expense):
Interest income (expense), net	—	—
Other income (expense), net	(67)	(36)
Income (loss) from continuing operations before provision for income taxes	(2,725)	(333)
Provision for income taxes from continuing operations	172	146
Income (loss) from continuing operations	(2,897)	(479)
Income (loss) from discontinued operations, net of income taxes	13,618	(835)
Net income (loss)	$10,721	$(1,314)
Basic and diluted earnings (loss) per share:
Basic and diluted earnings (loss) per share from continuing operations	$(0.09)	$(0.01)
Basic and diluted earnings (loss) per share from discontinued operations	0.42	(0.03)
Basic and diluted earnings (loss) per share	$0.33	$(0.04)
Weighted-average shares outstanding:
Basic	32,146	32,161
Diluted	32,146	32,161

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Comprehensive income (loss):
Net income (loss)	$10,721	$(1,314)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	333	1,408
Reclassification of currency translation adjustment included in income (loss) from discontinued operations, net of income taxes	(10,819)	—
Reclassification of pension liability adjustment included in income (loss) from discontinued operation, net of income taxes	(38)	(1)
Total other comprehensive income (loss), net of income taxes	(10,524)	1,407
Comprehensive income (loss)	$197	$93

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$42,864	$5,580
Accounts receivable, less allowance for doubtful accounts of $58 and $69, respectively	13,675	11,545
Prepaid and other	791	388
Current assets of discontinued operations	—	79,530
Total current assets	57,330	97,043
Deferred tax assets, non-current	300	324
Other assets, non-current	340	372
Non-current assets of discontinued operations	—	13,901
Total assets	$57,970	$111,640
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,780	$1,193
Accrued expenses and other current liabilities	7,488	7,259
Current liabilities of discontinued operations	1,857	51,952
Total current liabilities	11,125	60,404
Income tax payable, non-current	1,973	1,682
Other non-current liabilities	894	192
Non-current liabilities of discontinued operations	—	6,210
Total liabilities	13,992	68,488
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 35,412 and 34,959 shares, respectively	34	34
Additional paid-in capital	484,254	483,558
Accumulated deficit	(432,698)	(443,419)
Accumulated other comprehensive income, net of applicable tax	185	10,709
Treasury stock, 3,834 and 3,800 shares, respectively, at cost	(7,797)	(7,730)
Total stockholders' equity	43,978	43,152
Total liabilities and stockholders' equity	$57,970	$111,640

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$10,721	$(1,314)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	680	666
Provision for (recovery of) doubtful accounts	37	36
Provision for (benefit from) deferred income taxes	223	(273)
Stock-based compensation	696	191
Gain on sale of consolidated subsidiaries	(14,043)	—
Changes in assets and liabilities, net of effect of dispositions:
Decrease (increase) in accounts receivable	(8,429)	(6,475)
Decrease (increase) in prepaid and other assets	(412)	(264)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,691)	(1,074)
Increase (decrease) in accrued business reorganization	(487)	(429)
Net cash used in operating activities	(14,705)	(8,936)
Cash flows from investing activities:
Capital expenditures	(284)	(381)
Proceeds from sale of consolidated subsidiaries, net of cash and restricted cash sold	27,977	—
Net cash provided by (used in) investing activities	27,693	(381)
Cash flows from financing activities:
Borrowings under credit agreements	59,674	34,696
Repayments under credit agreements	(51,682)	(31,701)
Repayment of capital lease obligations	(26)	(23)
Purchase of treasury stock	—	(329)
Purchase of restricted stock from employees	(67)	(5)
Net cash provided by financing activities	7,899	2,638
Effect of exchange rates on cash, cash equivalents and restricted cash	404	199
Net increase (decrease) in cash, cash equivalents and restricted cash	21,291	(6,480)
Cash, cash equivalents and restricted cash, beginning of the period	22,006	22,511
Cash, cash equivalents and restricted cash, end of the period	$43,297	$16,031
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$92	$93
Net cash payments during the period for income taxes	$129	$233

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock outstanding		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2017	31,159	$34	$483,558	$(443,419)	$10,709	$(7,730)	$43,152
Net income (loss)	—	—	—	10,721	—	—	10,721
Other comprehensive income (loss), net of applicable tax	—	—	—	—	(10,524)	—	(10,524)
Purchase of restricted stock from employees	(34)	—	—	—	—	(67)	(67)
Stock-based compensation	453		696	—	—	—	696
Balance at March 31, 2018	31,578	$34	$484,254	$(432,698)	$185	$(7,797)	$43,978

See accompanying notes to condensed consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission ("SEC") for interim financial reporting, and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

NOTE 2 – DESCRIPTION OF BUSINESS

The Company is comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe ("Hudson regional businesses" or "Hudson"). The Company provides specialized professional-level recruitment and related talent solutions. During the first quarter of 2018, the Company’s core service offerings included Permanent Recruitment, Contracting, Recruitment Process Outsourcing ("RPO") and Talent Management Solutions. On March 31, 2018 the Company completed the sale of its Recruitment and Talent Management ("RTM") businesses in three separate transactions and retained its RPO business. The first quarter results for the RTM businesses are reported as discontinued operations. For more information, see Note 5.

As a result of the divestiture of the RTM businesses, the Company now operates directly in nine countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. See Note 14 for further details regarding the reportable segments.

The Company’s core service offering following the divestiture is RPO. The Company delivers RPO permanent recruitment and contracting outsourced recruitment solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company's RPO delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients' ongoing business needs. The Company's RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions and recruitment consulting.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 3 – ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Updates ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") and a series of related accounting standard updates designed to create improved revenue recognition and disclosure comparability in financial statements. For more information, see Note 4.

On January 1, 2018, we retroactively adopted ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Financial Accounting Standards Board (the "FASB") Emerging Issues Task Force)." This ASU requires the statements of cash flows to present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning of period and end of period amounts presented on the statements of cash flows. The retrospective application of this new accounting guidance resulted in an increase of $69 in "Decrease (increase) in prepaid and other assets" in Net Cash used in Operating Activities, an increase of $1,189 in "Cash, Cash Equivalents, and Restricted Cash, beginning of the period," and an increase of $1,258 in "Cash, Cash Equivalents, and Restricted Cash, end of period" in our accompanying consolidated statement of cash flows for the three months ended March 31, 2017 from what was previously presented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2017.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting" ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 on January 1, 2018. The adoption had no impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which provides guidance on reclassification of certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 ("tax reform"), enacted on December 22, 2017. ASU No. 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from tax reform. Additionally, ASU No. 2018-02 requires financial statement preparers to disclose (1) a description of their accounting policy for releasing income tax effects from accumulated other comprehensive income, (2) whether they elect to reclassify the stranded income tax effects from the tax reform, and (3) information about other income tax effects related to the application of the tax reform that are reclassified from accumulated other comprehensive income to retained earnings, if any. The amendments in ASU 2018-02 are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact to its consolidated financial statements.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 4 – REVENUE RECOGNITION

Adoption of New Revenue Recognition Guidance

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective approach. Under this method, the guidance is applied only to the most current period presented in the financial statements. ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and supersedes most of the previous revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Our revenue recognition practices remained substantially unchanged as a result of adoption ASU No. 2014-09 and we did not have any significant changes in our business processes or systems.

Nature of Services

We account for a contract when both parties to the contract have approved the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenues are recognized over time, using an output measure, as the control of the promised services is transferred to the client in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The majority of our contracts are short-term in nature as they include termination clauses that allows either party to cancel within a short termination period, without cause. Revenue includes billable travel and other reimbursable costs and are reported net of sales or use taxes collected from clients and remitted to taxing authorities.

We generally determine standalone selling prices based on the prices included in the client contracts, using expected cost plus margin, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Our estimated amounts of variable consideration subject to constraints are not material and we do not believe that there will be significant changes to our estimates.

We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transfer services. We do not have any material contract assets or liabilities as of and for the three months ended March 31, 2018.

Payment terms vary by client and the services offered. We consider payment terms that exceed one year to be extended payment terms. Substantially all of the Company's contracts include payment terms of 90 days or less and we do not extend payment terms beyond one year.

We primarily record revenue on a gross basis as a principal in the Consolidated Statements of Operations and Comprehensive Income based upon the following key factors:

•	We maintain the direct contractual relationship with the client and are responsible for fulfilling the service promised to the client.

•	We maintain control over our contractors while the services to the client are being performed, including our contractors' billing rates.

RPO Recruitment. We provide complete recruitment outsourcing, project-based outsourcing and recruitment consulting for clients' permanent staff hires. We recognize revenue for our RPO recruitment over time in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services. The client

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

simultaneously receives and consumes the benefits of the services as they are provided. The transaction prices contains both fixed fee and variable usage based consideration. Variable usage based consideration is constrained by candidates accepting offers of permanent employment. We recognized revenue on the fixed fee as the performance obligations are satisfied and usage based fees as the constraint is lifted. We do not incur incremental costs to obtain our RPO recruitment contracts. The costs to fulfill these contracts are expensed as incurred.

RPO Contracting. We provide RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. We recognize revenue for our RPO contracting services over time as services are performed in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur incremental costs to obtain our RPO contracting contracts. The costs incurred to fulfill these contracts are expensed as incurred.

Unsatisfied performance obligations. As a practical expedient, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an expected original duration of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Disaggregation of Revenue

The following table presents our disaggregated revenues from continuing operations by revenue source. For additional information on the disaggregated revenues by geographical segment, see Note 14 of the Notes to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31, 2018
	RPO Recruitment	RPO Contracting	Other	Total
Revenue	$11,622	$4,526	$67	$16,215
Direct costs (1)	1,770	4,043	248	6,061
Gross margin	$9,852	$483	$(181)	$10,154

	Three Months Ended March 31, 2017
	RPO Recruitment	RPO Contracting	Other	Total
Revenue	$10,091	$3,887	$14	$13,992
Direct costs (1)	412	3,505	73	3,990
Gross margin	$9,679	$382	$(59)	$10,002

(1)
Direct costs in RPO Contracting include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, rent and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. RPO Recruitment and Other category include direct costs for out-of-pocket expenses and third party suppliers. The region where services are provided, the mix of RPO recruitment and RPO contracting, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included under the caption "Salaries and related" in the Condensed Consolidated Statement of Operations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 5 – DISCONTINUED OPERATIONS

On March 31, 2018, the Company completed the sale of its RTM Businesses in Belgium, Europe (excluding Belgium) and Asia Pacific ("APAC") in separate transactions (the "Sale Transactions") to Value Plus NV, Morgan Philips Group S.A., and Apache Group Holdings Pty Limited, respectively. The gross proceeds from the sale were $38,960. In addition $17,626 of debt was assumed by the buyers.

The following is a reconciliation of the gross proceeds to the net proceeds as presented in the statement of cash flows.

Gross proceeds	$38,960
Less: cash and restricted cash sold	(9,547)
Less: transaction costs	(1,436)
Net cash proceeds as presented in the statement of cash flows	$27,977

The divestiture generated a pre-tax gain of $14,043 in the first quarter of 2018, which includes a benefit of $10,819 reclassification adjustment relating to the net foreign currency translation gains previously included in accumulated other comprehensive income. The pre-tax gain is subject to adjustment for various purchase price adjustments.

The RTM businesses met the criteria for discontinued operations set forth in Accounting Standards Codification ("ASC") 205 on March 31, 2018 subsequent to approval of the sale by our stockholders. The Company reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations and from segment results for all periods presented.

The carrying amounts of the classes of assets and liabilities from the RTM businesses included in discontinued operations were as follows:

	March 31, 2018	December 31, 2017
Cash	$—	$15,460
Accounts receivable	—	60,333
Prepaid and other current assets	—	3,737
Total current assets	—	79,530
Property and equipment, net	—	6,251
Deferred tax assets, non-current	—	6,080
Other assets, non-current	—	1,570
Total non-current assets	—	13,901
Total assets	$—	$93,431

Accounts payable	$179	$5,764
Accrued expenses and other current liabilities	1,678	39,108
Short-term borrowings	—	7,080
Total current liabilities	1,857	51,952
Total non-current liabilities	—	6,210
Total liabilities	$1,857	$58,162

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Reported results for the discontinued operations by period were as follows:

	Three Months Ended March 31,
	2018	2017
Revenue	$108,463	$89,413
Gross margin	38,663	32,430
Operating expenses:
Salaries and related	29,032	24,986
Other selling, general and administrative	8,355	6,952
Depreciation and amortization	680	585
Business reorganization	50	292
Operating income (loss)	546	(385)
Non-operating income (expense):
Interest income (expense), net	(88)	(88)
Other non-operating income (loss)	216	(345)
Income (Loss) from discontinued operations before taxes and gain (loss) on sale	674	(818)
Gain (loss) from sale of discontinued operations	14,043	—
Income (loss) from discontinued operations before income taxes	14,717	(818)
Provision (benefit) for income taxes	1,099	17
Income (loss) from discontinued operations	$13,618	$(835)

Depreciation, capital expenditures and significant operating and investment non cash items of the discontinued operations by period were as follows:

	For the Three Months Ended
	2018	2017
Depreciation and amortization	$680	$585
Stock-based compensation expense	233	48
Capital expenditures	284	381

RTM Revenue Recognition

The Company RTM businesses delivered permanent recruitment, contracting and talent management solutions to its clients. The contracts have a single performance obligations and we recognized revenue from these services over time in an amount that reflects the consideration expected to be entitled to in exchange for our services. We do not incur incremental costs to obtain these contracts. The costs to fulfill these contracts were expensed as incurred. See Note 4 for additional information on the Company's revenue recognition policies.

Permanent recruitment revenue. We recognize permanent placement revenue when employment candidates accept offers of permanent employment. We have a substantial history of estimating the financial impact of permanent placement candidates who do not remain with its clients through the typically 90-day guarantee period. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement services are charged to employment candidates.

Temporary contracting revenue. We recognize temporary contracting revenue over time in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s temporary employees which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

benefits of the services as they are provided. We do not incur costs to obtain our temporary contracting contracts. The costs incurred to fulfill these contracts are expensed as incurred.

Talent management revenue. Talent management services generally contain a single performance obligation satisfied over time. Revenue is recognized over time as the performance obligation is satisfied, because the services provided do not have any alternative use to the Company, and contracts generally include language giving the Company an enforceable right to payment for services provided to date. We measure revenue using an output method. Cost incurred represents work performed and thereby best depicts the transfer of control to the customer.

Disaggregation of Revenue

The following table presents our disaggregated revenues from discontinued operations by revenue source.

	Three Months Ended March 31, 2018
	Contracting	Permanent Recruitment	Talent Management	Other	Total
Revenue	$76,615	$20,700	$10,694	$454	$108,463
Direct costs (1)	67,980	190	1,225	405	69,800
Gross margin	$8,635	$20,510	$9,469	$49	$38,663

	Three Months Ended March 31, 2017
	Contracting	Permanent Recruitment	Talent Management	Other	Total
Revenue	$62,566	$17,927	$8,416	$504	$89,413
Direct costs (1)	54,918	96	1,505	464	56,983
Gross margin	$7,648	$17,831	$6,911	$40	$32,430

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

As of March 31, 2018, there were 1,519,116 shares of the Company’s common stock available for future issuance under the ISAP.
The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the three months ended March 31, 2018, the Company granted 45,329 restricted stock units to its non-employee directors pursuant to the Director Plan. As of March 31, 2018, non-employee directors held a total of 919,113 deferred restricted stock units.

For the three months ended March 31, 2018 and 2017, the Company’s stock-based compensation expense related to stock options, restricted stock and restricted stock units were as follows:

	Three Months Ended March 31,
	2018	2017
Stock options	$—	$—
Restricted stock units	696	191
Total	$696	$191

Stock Options

Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.

As of March 31, 2018, the Company had no unrecognized stock-based compensation expense related to outstanding unvested stock options.

Changes in the Company’s stock options for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	100,000	$3.86	123,500	$6.16
Expired/forfeited	—	—	(6,500)	16.90
Options outstanding at March 31,	100,000	$3.86	$117,000	$5.56
Options exercisable at March 31,	100,000	$3.86	$117,000	$5.56

Restricted Stock Units

As of March 31, 2018, the Company had approximately $103 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.9 years. Restricted stock units have no voting or dividend rights until the awards are vested.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Changes in the Company’s restricted stock units for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	1,088,933	$1.16	480,000	$2.79
Granted	45,329	2.14	1,077,000	1.00
Shares earned above target (a)	244,855	1.00	—	—
Vested	(498,919)	1.28	(135,727)	1.64
Forfeited	(7,515)	1.00	(332,340)	2.79
Unvested restricted stock units at March 31,	872,683	$1.10	1,088,933	$1.16

(a)	The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

NOTE 7 – INCOME TAXES

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

During the three months ended March 31, 2018, the Company did not make any adjustments to its provisional amounts included in its consolidated financial statements for the year ended December 31, 2017. Also, because the Company has not recognized tax benefits in its financial statements for U.S. tax losses, there is $0 tax impact of the inclusion of GILTI income as a period cost during the three months ended March 31, 2018.

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

Effective Tax Rate

The provision for income taxes for the three months ended March 31, 2018 was $172 on a pre-tax loss from continuing operations of $2,725, compared to a provision for income taxes of $146 on pre-tax loss from continuing operations of $333 for the same period in 2017. The Company’s effective income tax rate were negative 6.3% and 43.8% for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions. For the three months ended March 31, 2017, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.

Uncertain Tax Positions

As of March 31, 2018 and December 31, 2017, the Company had $1,973 and $1,682, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate.

Accrued interest and penalties were $570 and $566 as of March 31, 2018 and December 31, 2017, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statement of Operations and totaled to a provision of $14 and $12 for the three months ended March 31, 2018 and 2017, respectively.

In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of March 31, 2018, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2014
Majority of U.S. state and local jurisdictions	2013
Australia	2017
Belgium	2015
Canada	2013
Netherlands	2012
Switzerland	2013
United Kingdom	2017
Jurisdictions in Asia	2018

The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.

Based on information available as of March 31, 2018, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $0 to $180 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Earnings (loss) per share ("EPS"):
EPS - basic and diluted:
Income (loss) from continuing operations	$(0.09)	$(0.01)
Income (loss) from discontinued operations	0.42	(0.03)
Net income (loss)	$0.33	$(0.04)
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(2,897)	$(479)
Income (loss) from discontinued operations	13,618	(835)
Net income (loss)	$10,721	$(1,314)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,146	32,161
Common stock equivalents: stock-based awards (a)	—	—
Weighted average number of common stock outstanding - diluted	32,146	32,161

(a) The diluted weighted average number of shares of common stock outstanding did not differ from the basic weighted average number of shares of common stock outstanding because the effects of any potential common stock equivalents (see Note 6 for further details on outstanding stock options and unvested restricted stock units) were anti-dilutive and therefore not included in the calculation of the denominator of dilutive earnings per share.

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three months ended March 31, 2018 and 2017 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Unvested restricted stock units	872,683	1,088,933
Stock options	100,000	100,000
Total	972,683	1,188,933

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 9 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents of continuing operations	$42,864	$5,580
Cash and cash equivalents of discontinuing operations	—	15,460
Restricted cash included in prepaid and other	116	112
Restricted cash included in other assets	317	102
Restricted cash included in current assets of discontinued operations	—	183
Restricted cash included in non-current assets of discontinued operations	—	569
Total cash and cash equivalents and restricted cash	$43,297	$22,006

Restricted cash under the caption "Prepaid and other" primarily includes a bank guarantee for licensing in Switzerland. Restricted cash under the caption "Other assets" primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy.

NOTE 10 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2018 and December 31, 2017, property and equipment, net, included in other non-current assets on the condensed consolidated balance sheet was as follows:

	March 31, 2018	December 31, 2017
Computer equipment	$119	$116
Furniture and equipment	190	221
Capitalized software costs	2,005	1,971
Leasehold improvements	1,028	1,028
	3,342	3,336
Less: accumulated depreciation and amortization	3,335	3,335
Property and equipment, net	$7	$1

The Company had no expenditures for acquired property and equipment as of March 31, 2018 and December 31, 2017, respectively. Depreciation expense is not recorded for such assets until they are placed in service.

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

For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The legal reserves are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company’s had no reserves as of March 31, 2018 and December 31, 2017, respectively.

Resignation of Chief Executive Officer

As previously disclosed, on April 1, 2018, Stephen A. Nolan gave notice to the Company's Board of Directors of his resignation as Chief Executive Officer and a director of the Company effective as of April 1, 2018. On April 1, 2018, following the resignation of Mr. Nolan, the Board of Directors of the Company appointed Jeffrey E. Eberwein, the Chairman of the Board of Directors, as Chief Executive Officer, and Richard K. Coleman, Jr., a director of the Company, as the Chairman of the Board of Directors. As a result, during the three months ended March 31, 2018 the Company recognized additional compensation expense of $2,024 to its former Chief Executive Officer classified within salaries and related expense in the Company's Condensed Consolidated Statement of Operations.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of applicable tax, consisted of the following:

	March 31,	December 31,
	2018	2017
Foreign currency translation adjustments	$185	$10,671
Pension plan obligations	—	38
Accumulated other comprehensive income (loss)	$185	$10,709

NOTE 13 – STOCKHOLDERS' EQUITY

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the three months ended March 31, 2018, the Company did not repurchase any shares on the open market. As of March 31, 2018, under the July 30, 2015 authorization, the Company had repurchased 3,639,405 shares for a total cost of $7,370.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 14 – SEGMENT AND GEOGRAPHIC DATA

Segment Reporting

The Company operates in three reportable segments: the Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe. Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury. Segment information is presented in accordance with ASC 280, "Segments Reporting." This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable, net and long-lived assets are the only significant assets separated by segment for internal reporting purposes. The following information is presented net of discontinued operations. For more information see Note 5.

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Elimination	Total
For The Three Months Ended March 31, 2018
Total revenue	$3,701	$8,824	$3,690	$—	$—	$16,215
Total gross margin	$3,124	$4,922	$2,108	$—	$—	$10,154
EBITDA (loss) (a)	$291	$544	$11	$(3,571)	$—	$(2,725)
Income (loss) from continuing operations before income taxes	$291	$544	$11	$(3,571)	$—	$(2,725)

As of March 31, 2018
Accounts receivable, net	$2,645	$6,174	$4,856	$—	$—	$13,675
Long-lived assets, net of accumulated depreciation and amortization (b)	$—	$—	$7	$—	$—	$7
Total assets	$4,292	$8,242	$6,750	$38,686	$—	$57,970

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- segment elimination	Total
For The Three Months Ended March 31, 2017
Total revenue	$4,314	$6,341	$3,337	$—	$—	$13,992
Total gross margin	$3,832	$4,184	$1,986	$—	$—	$10,002
Business reorganization	$(92)	$—	$1	$(22)	$—	$(113)
EBITDA (loss) (a)	$335	$742	$179	$(1,508)	$—	$(252)
Depreciation and amortization	$2	$—	$—	$79	$—	81
Income (loss) from continuing operations before income taxes	$333	$742	$179	$(1,587)	$—	$(333)

As of March 31, 2017
Accounts receivable, net	$3,062	$3,223	$3,212	$—	$—	$9,497
Long-lived assets, net of accumulated depreciation and amortization (b)	$—	$—	$9	$280	$—	$289
Total assets	$6,145	$3,548	$4,320	$1,790	$—	$15,803

(a)SEC Regulation S-K Item 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company's operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

substitute for operating income and net income prepared in accordance with U.S. GAAP or as a measure of the Company's profitability.

(b)    Comprised of property and equipment. Corporate assets are included in the United States.

Geographic Data Reporting

A summary of revenues for the three months ended March 31, 2018 and 2017 and long-lived assets and net assets by geographic area as of March 31, 2018 and 2017 were as follows:

	Australia	United Kingdom	United States	Other	Total
For The Three Months Ended March 31, 2018
Revenue (a)	$7,639	$3,533	$3,535	$1,508	$16,215
For The Three Months Ended March 31, 2017
Revenue (a)	$5,336	$2,653	$4,104	$1,899	$13,992
As of March 31, 2018
Long-lived assets, net of accumulated depreciation and amortization (b)	$—	$7	$—	$—	$7
Net assets	$2,909	$2,802	$35,365	$2,902	$43,978
As of March 31, 2017
Long-lived assets, net of accumulated depreciation and amortization (b)	$—	$—	$288	$1	$289
Net assets	$1,146	$1,803	$3,691	$1,374	$8,014

(a)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b)     Comprised of property and equipment. Corporate assets are included in the United States.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Item 1 of this Form 10-Q. The reader should also refer to the Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2017. This MD&A contains forward-looking statements. Please see "FORWARD-LOOKING STATEMENTS" for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization ("EBITDA"). See Note 14 of this Form 10-Q to the Condensed Consolidated Financial Statements for EBITDA segment reconciliation information. The tables and information in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" were derived from exact numbers and may have immaterial rounding differences.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Recent Accounting Pronouncements

•	Critical Accounting Policies

•	Forward-Looking Statements

Executive Overview

On March 31, 2018, the Company completed the sale of its recruitment and talent management ("RTM") businesses in Belgium, Europe (excluding Belgium) and Asia Pacific ("APAC") in separate transactions to Value Plus NV, Morgan Philips Group S.A., and Apache Group Holdings Pty Limited, respectively. The proceeds from the sale were $39.0 million, or $28.0 million net of cash and restricted cash sold of $9.5 million, and transaction costs of $1.4 million. Debt assumed in the Sales Transactions by the buyers was $17.6 million.

The finalization of these transactions aligns the Company’s strategy to focus going forward on RPO solutions globally. With direct operations in nine countries and relationships with specialized professionals and organizations around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company's focus is to continually upgrade its service offerings and delivery capability tools to make candidates more successful in achieving its clients' business requirements.

The Company’s proprietary frameworks, assessment tools and leadership development programs, coupled with its broad geographic footprint allows the Company to design and implement regional and global outsourced recruitment solutions that the Company believes greatly enhance the quality and efficiency of its clients' hiring.
To accelerate the implementation of the Company's strategy, the Company engaged in the following initiatives:

•	Facilitating growth and development of the global RPO business through strategic investments in people, innovation and technology.

•	Building and differentiating the Company's brand through its unique outsourcing solutions offerings.

•	Improving the Company’s cost structure and efficiency of its support functions and infrastructure.

Index

This MD&A discusses the results of the Company’s RPO businesses for each of the first quarters ended March 31, 2018 and 2017, and excludes the results of the Company’s RTM businesses, which, as discussed in Note 5 to the Condensed Consolidated Financial Statements are reported in discontinued operations.
Current Market Conditions
Economic conditions in most of the world's major markets have improved since 2017. In the U.K., the 2016 referendum to exit the European Union (commonly referred to as "Brexit") adversely impacted global markets initially, including currencies, and resulted in increased volatility in the value of the British pound as compared to the U.S. dollar. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. The Company's U.K. operations, future financial performance and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the U.K. negotiates its exit from the European Union.
The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic and political conditions and their effect on the demand for the Company's services.
Financial Performance
The Company achieved mixed financial performance for the first quarter of 2018. On a constant currency basis, for the three months ended March 31, 2018, revenue increased by $1.6 million, or 10.7%, and gross margin decreased by $0.3 million, or 2.5%, respectively, compared to the same period in 2017.

The changes in revenue and gross margin were driven by strong results in Australia and Asia, partially offset by declines in revenue and gross margin in the Americas.

The following is a summary of the highlights for the three months ended March 31, 2018 and 2017. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment.

•	Revenue was $16.2 million for the three months ended March 31, 2018, compared to $14.0 million for the same period in 2017, an increase of $2.2 million, or 15.9%.

◦
On a constant currency basis, the Company's revenue increased $1.6 million, or 10.7%, mainly due to an increase of $1.1 million in RPO recruitment revenue (up 10.5% compared to the same period in 2017) and$0.4 million in RPO contracting revenue (up 9.9% compared to the same period in 2017).

•	Gross margin was $10.2 million for the three months ended March 31, 2018, compared to $10.0 million for the same period in 2017, an increase of $0.2 million, or 1.5%.

◦
On a constant currency basis, gross margin decreased $0.3 million, or 2.5%, mainly due to a decrease of $0.2 million in RPO recruitment gross margin (down 2.2% compared to the same period in 2017) partially offset by an increase of $0.1 million in RPO contracting gross margin (up 21.4% compared to the same period in 2017).

•
Selling, general and administrative expenses and other non-operating income (expense) ("SG&A and Non-Op") were $12.9 million for the three months ended March 31, 2018, compared to $10.4 million for the same period in 2017, an increase of $2.5 million, or 24.2%.

◦
On a constant currency basis, SG&A and Non-Op increased $2.1 million, or 19.9%. SG&A and Non-Op, as a percentage of revenue, was 79.4% for the three months ended March 31, 2018, compared to 73.3% for the same period in 2017. The increase in principally due to additional compensation expense for the Company's former Chief Executive Officer.

•	Business reorganization was $0.0 million for the three months ended March 31, 2018, compared to a credit of $0.1 million for the same period in 2017.

•
EBITDA loss was $2.7 million for the three months ended March 31, 2018, compared to EBITDA loss of $0.3 million for the same period in 2017, an increase in EBITDA loss of $2.5 million. On a constant currency basis, EBITDA loss increased $2.5 million. Net income was $10.7 million for the three months ended March 31, 2018, compared to net loss of $1.3 million for the same period in 2017, an increase in net income of $12.0 million. On a

Index

constant currency basis, net income increased $12.1 million. The increase in net income is due to the sale of the Company's RTM businesses.
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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization, operating income (loss), net income (loss) and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Hudson Americas	$3,700	$4,314	$10	$4,324
Hudson Asia Pacific	8,825	6,341	219	6,560
Hudson Europe	3,690	3,337	424	3,761
Total	$16,215	$13,992	$653	$14,645
Gross margin:
Hudson Americas	$3,126	$3,836	$9	$3,845
Hudson Asia Pacific	4,923	4,184	146	4,330
Hudson Europe	2,105	1,982	256	2,238
Total	$10,154	$10,002	$411	$10,413
SG&A and Non-Op (a):
Hudson Americas	$2,833	$3,590	$13	$3,603
Hudson Asia Pacific	4,378	3,444	126	3,570
Hudson Europe	2,097	1,802	234	2,036
Corporate	3,571	1,531	—	1,531
Total	$12,879	$10,367	$373	$10,740
Operating income (loss):
Hudson Americas	$343	$392	$(1)	$391
Hudson Asia Pacific	620	834	22	856
Hudson Europe	52	240	33	273
Corporate	(3,673)	(1,763)	—	(1,763)
Total	$(2,658)	$(297)	$54	$(243)
Net income (loss), consolidated	$10,721	$(1,314)	$(67)	$(1,381)
EBITDA (loss) from continuing operations (b):
Hudson Americas	$291	$335	$(5)	$330
Hudson Asia Pacific	544	742	20	762
Hudson Europe	11	179	29	208
Corporate	(3,571)	(1,508)	—	(1,508)
Total	$(2,725)	$(252)	$44	$(208)

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended
	March 31,
$ in thousands	2018	2017
Net income (loss)	$10,721	$(1,314)
Adjustment for income (loss) from discontinued operations, net of income taxes	13,618	(835)
Income (loss) from continuing operations	$(2,897)	$(479)
Adjustments to net income (loss) from continuing operations
Provision for (benefit from) income taxes	172	146
Interest expense, net	—	—
Depreciation and amortization expense	—	81
Total adjustments from net income (loss) to EBITDA (loss)	172	227
EBITDA (loss) from continuing operations	$(2,725)	$(252)

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended March 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Revenue	$3.7	$4.3	$(0.6)	(14.2)%

For the three months ended March 31, 2018, RPO recruitment revenue decreased $0.8 million or 19.5%, partially offset by an increase in RPO contracting revenue of $0.2 million, or 38.6%. The decrease was due to the loss of a global contract in September 2017 and lower demand from other clients partially offset by new business implementations, as compared to the same period in 2017.
Gross Margin

	Three Months Ended March 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Gross margin	$3.1	$3.8	$(0.7)	(18.5)%
Gross margin as a percentage of revenue	84.5%	88.9%	N/A	N/A

For the three months ended March 31, 2018, RPO recruitment gross margin declined by $0.7 million, or 19.0%, as compared to the same period in 2017. The decrease was attributable to the same factors as described above for revenue.

For the three months ended March 31, 2018, total gross margin as a percentage of revenue was 84.5%, as compared to 88.9% for the same period in 2017. The decrease in total gross margin as a percentage of revenue was attributed to the lower mix of RPO recruitment in 2018 compared to 2017.

SG&A and Non-Op

	Three Months Ended March 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
SG&A and Non-Op	$2.8	$3.6	$(0.8)	(21.1)%
SG&A and Non-Op as a percentage of revenue	76.6%	83.2%	N/A	N/A

For the three months ended March 31, 2018, SG&A and Non-Op decreased $0.8 million, or 21.1%, as compared to the same period in 2017 due to lower gross margin and lower costs of service delivery teams.
Business Reorganization

For the three months ended March 31, 2018, there was no business reorganization expense as compared to a credit of $0.1 million in 2017.

Index

Operating Income and EBITDA

	Three Months Ended March 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Operating income (loss)	$0.3	$0.4	$—	—%
EBITDA (loss)	$0.3	$0.3	$—	—%
EBITDA (loss) as a percentage of revenue	7.9%	7.8%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended March 31, 2018 and 2017, EBITDA remained flat at $0.3 million, or 7.9% and 7.8%, respectively, of revenue. EBTIDA remained relatively flat as the decline in gross margin was offset by a decrease in SG&A and Non-Op.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended March 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Revenue	$8.8	$6.6	$2.3	34.5%

For the three months ended March 31, 2018, RPO recruitment and RPO contracting revenue increased $2.1 million and $0.2 million, or 49.9% and 7.4%, respectively, as compared to the same period in 2017.

In Australia, revenue increased $2.1 million, or 38.5%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was primarily in RPO recruitment revenue, which increased $2.0 million or 61.9%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in RPO revenue for the three months ended March 31, 2018 was due to the implementation of new contracts won in 2017 and higher volume from existing clients, as compared to 2017.

Gross Margin

	Three Months Ended March 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Gross margin	$4.9	$4.3	$0.6	13.7%
Gross margin as a percentage of revenue	55.8%	66.0%	N/A	N/A

For the three months ended March 31, 2018, RPO recruitment gross margin increased $0.6 million or 13.6%, as compared to the same period in 2017.

In Australia, gross margin increased $0.5 million, or 14.3%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was primarily in RPO recruitment which increased $0.4 million or 14.2%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was due to the same factors noted above.

Total gross margin as a percentage of revenue was 55.8% for the three months ended March 31, 2018, as compared to 66.0% for the same period in 2017. The decrease in total gross margin as a percentage of revenue for the three months ended March 31, 2018 resulted from an increase in contractor costs incurred in the delivery of RPO recruitment as compared to the same periods in 2017.

SG&A and Non-Op

	Three Months Ended March 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency

SG&A and Non-Op	$4.4	$3.6	$0.8	22.6%
SG&A and Non-Op as a percentage of revenue	49.6%	54.4%	N/A	N/A

For the three months ended March 31, 2018, SG&A and Non-Op increased $0.8 million, or 22.6%, as compared to the same period in 2017. The increase was primarily due to higher consultant staff costs.

Index

For the three months ended March 31, 2018, SG&A and Non-Op, as a percentage of revenue, was 49.6%, as compared to 54.4% for the same period in 2017. The decrease in SG&A and Non-Op, as a percentage of revenue, was principally due to the growth in revenue as compared to the prior year.

Business Reorganization

For the three months ended March 31, 2018 and 2017, there was no business reorganization.

Operating Income and EBITDA

	Three Months Ended March 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Operating income (loss)	$0.6	$0.9	$(0.2)	(22.2)%
EBITDA (loss)	$0.5	$0.8	$(0.2)	(25.0)%
EBITDA (loss) as a percentage of revenue	6.2%	11.6%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended March 31, 2018, EBITDA was $0.5 million, or 6.2% of revenue, as compared to EBITDA of $0.8 million, or 11.6% of revenue, for the same period in 2017. The decrease in EBITDA for the three months ended March 31, 2018 was principally due to the increase in SG&A and Non-Op partially offset by the increase in gross margin.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended March 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Revenue	$3.7	$3.8	$(0.1)	(1.9)%

For the three months ended March 31, 2018, RPO recruitment revenue decreased $0.2 million or 9.3%, partially offset by an increase in RPO contracting revenue of $0.1 million or 6.0%, as compared to the same period in 2017.

In the U.K., for the three months ended March 31, 2018, revenue increased by $0.6 million, or 18.6%, to $3.5 million, from $3.0 million for the same period in 2017. For the three months ended March 31, 2018, the increase in the U.K. was driven by increases in RPO recruitment and RPO contracting revenue of $0.4 million and $0.1 million, or 27.7% and 6.0%, respectively, as compared to the same period in 2017. The increase in revenue for the three months ended March 31, 2018 was due to the implementation of new contracts won in 2017.

In Continental Europe, total revenue was $0.2 million for the three months ended March 31, 2018, as compared to $0.8 million for the same period in 2017, a decrease of $0.6 million, or 80.0%. The decrease in revenue for the three months ended March 31, 2018 was due to the loss of a global contract in September 2017.
Gross Margin

	Three Months Ended March 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Gross margin	$2.1	$2.2	$(0.1)	(5.9)%
Gross margin as a percentage of revenue	57.0%	59.5%	N/A	N/A

For the three months ended March 31, 2018, RPO recruitment gross margin decreased $0.1 million, or 2.4%, as compared to the same period in 2017.

In the U.K., total gross margin for the three months ended March 31, 2018 increased $0.3 million, or 21.2%, as compared to the same period in 2017. The change in the U.K. was driven by an increase in RPO recruitment gross margin of $0.5 million, or 32.9%, as compared to the same period in 2017. In Continental Europe, for the three months ended March 31, 2018, total gross margin decreased $0.5 million, or 76.9%, as compared to the same period in 2017. The decline was due to the same factors noted above.
SG&A and Non-Op

	Three Months Ended March 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$2.1	$2.0	$0.1	3.0%
SG&A and Non-Op as a percentage of revenue	56.8%	54.1%	N/A	N/A

For the three months ended March 31, 2018, SG&A and Non-Op increased $0.1 million, or 3.0%, as compared to the same period in 2017. The increase in SG&A and Non-Op were a result of higher staff and administrative costs.

Index

For the three months ended March 31, 2018, SG&A and Non-Op, as a percentage of revenue, was 56.8%, as compared to 54.1% for the same period in 2017. The increase in SG&A and Non-Op, as a percentage of revenue, for the three months ended March 31, 2018 was primarily due to the increase in support costs.

Business Reorganization

For the three months ended March 31, 2018 and 2017, the Company did not incur business reorganization.

Operating Income and EBITDA

	Three Months Ended March 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Operating income (loss)	$0.1	$0.3	$(0.2)	(81.0)%
EBITDA (loss)	$0.0	$0.2	$(0.2)	(94.7)%
EBITDA (loss) as a percentage of revenue	0.3%	5.5%	N/A	N/A

For the three months ended March 31, 2018, EBITDA was $0.0 million, or 0.3% of revenue, as compared to EBITDA of $0.2 million, or 5.5% of revenue, for the same period in 2017. The decrease in EBITDA of $0.2 million for the three months ended March 31, 2018, as compared to the same period in 2017, was principally due to an decrease in gross margin and higher SG&A and Non-Op.
For the three months ended March 31, 2018, operating income was $0.1 million, as compared to operating income of $0.3 million for the same period in 2017. The differences between operating income and EBITDA for the three months ended March 31, 2018 and 2017 were principally due to corporate management fees and foreign currency gains and losses.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $3.6 million for the three months ended March 31, 2018, as compared to $1.5 million for the same period in 2017, an increase of $2.0 million. The increase for the three months ended March 31, 2018, was primarily a result of additional compensation expense of $2.0 million due to the Company's former Chief Executive Officer.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.0 million for the three months ended March 31, 2018, as compared to $0.1 million for the same period in 2017, a decrease of $0.1 million, or 100.0%.

Interest Expense, Net of Interest Income

No interest expense, net of interest income was incurred for the three months ended March 31, 2018 and 2017.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the three months ended March 31, 2018 was $0.2 million on $2.7 million of pre-tax loss from continuing operations, as compared to a provision for income tax of $0.1 million on $0.3 million of pre-tax loss from continuing operations for the same period in 2017. The effective tax rate for the three months ended March 31, 2018 and 2017 were negative 6.3% and 43.8%. For the three months ended March 31, 2018, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions. For the three months ended March 31, 2017, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.

Net Income (Loss)

Net income was $10.7 million for the three months ended March 31, 2018, as compared to net loss of $1.3 million for the same period in 2017, an increase in net income of $12.0 million. The increase for the three months ended March 31, 2018, was principally due to the gain on sale of the RTM businesses. Basic and diluted income per share were $0.33 for the three months ended March 31, 2018, as compared to basic and diluted loss per share of $0.04 for the same period in 2017.

Index

Liquidity and Capital Resources
As of March 31, 2018, cash and cash equivalents totaled $42.9 million, as compared to $5.6 million as of December 31, 2017. The following table summarizes the Company's cash flow activities for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
$ in millions	2018	2017
Net cash provided by (used in) operating activities	$(14.7)	$(8.9)
Net cash provided by (used in) investing activities	27.7	(0.4)
Net cash provided by (used in) financing activities	7.9	2.6
Effect of exchange rates on cash and cash equivalents	0.4	0.2
Net increase (decrease) in cash and cash equivalents	$21.3	$(6.5)

Cash Flows from Operating Activities
For the three months ended March 31, 2018, net cash used in operating activities was $14.7 million, as compared to $8.9 million net cash used in operating activities for the same period in 2017, an increase in net cash used in operating activities of $5.8 million. The increase in net cash used in operating activities resulted principally from higher accrued bonus compensation in 2017 paid out in 2018 and transaction costs for the divestiture of the RTM businesses.
Cash Flows from Investing Activities
For the three months ended March 31, 2018, net cash provided by investing activities was $27.7 million, as compared to $0.4 million of net cash used in investing activities for the same period in 2017. The increase in net cash provided by investing activities was due to the sale of the RTM businesses.
Cash Flows from Financing Activities
For the three months ended March 31, 2018, net cash provided by financing activities was $7.9 million, as compared to net cash provided by financing activities of $2.6 million for the same period in 2017, an increase in net cash provided by financing activities of $5.3 million. The increase in net cash provided by financing activities was primarily attributable to an increase in net borrowings.
Liquidity Outlook
As of March 31, 2018, the Company had cash on hand of $42.9 million. As of March 31, 2018, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of March 31, 2018. The Company's near-term cash requirements during 2018 are primarily related to funding operations. For the full year 2018, the Company expects to make capital expenditures of less than $1.0 million.
As of March 31, 2018, $39.8 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($1.3 million), Belgium ($1.0 million) and Hong Kong ($0.3 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.0 million and $0.0 million as of March 31, 2018 and December 31, 2017, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.

Critical Accounting Policies

See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2018.

Effective January 1, 2018, we adopted Topic 606, which requires judgment in estimating the transaction price for revenue from contracts with customers. We have reached conclusions on key accounting assessments and estimates related to the impact of the new standard, which are described in Note 4 - "Revenue Recognition" in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, (1) the Company’s ability to operate successfully as a company focused on its RPO business, (2) global economic fluctuations, (3) the Company's ability to successfully execute its strategic initiatives, (4) risks related to fluctuations in the Company’s operating results from quarter to quarter, (5) the ability of clients' to terminate their relationship with the Company at any time, (6) competition in the Company’s markets, (7) the negative cash flows and operating losses that may recur in the future, (8) risks associated with the Company’s investment strategy, (9) risks related to international operations, including foreign currency fluctuations, (10) the Company’s dependence on key management personnel, (11) the Company’s ability to attract and retain highly-skilled professionals, (12) the Company’s ability to collect its accounts receivable, (13) the Company’s ability to maintain costs at an acceptable level, (14) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (15) risks related to providing uninterrupted service to clients, (16) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives and limits on related insurance coverage, (17) the Company’s ability to utilize net operating loss carry-forwards, (18) volatility of the Company’s stock price, (19) the impact of government regulations, (20) restrictions imposed by blocking arrangements, (21) risks related to potential acquisitions or dispositions of businesses by the Company and (22) those risks set forth in "Risk Factors." The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company

Index

assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the three months ended March 31, 2018, the Company earned approximately 69% of its gross margin outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
As of March 31, 2018, there have not been any material changes to the information set forth in Item 1A. "Risk Factors" disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2018 - January 31, 2018	—	$—	—	$2,628,645
February 1, 2018 - February 28, 2018	—	—	—	2,628,645
March 1, 2018 - March 31, 2018	34,278	1.96	—	2,628,645
Total	34,278	$1.96	—	$2,628,645

(a)
On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 13 for further details. As of March 31, 2018, the Company had repurchased 3,639,405 shares for a total cost of approximately $7.4 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

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
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (ii) the Condensed Consolidated Statement of Other Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

Index

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)
Dated:	May 15, 2018
		By:	/s/ PATRICK LYONS
Patrick Lyons
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	May 15, 2018