Form 10-Q
period 2018-06-30
Hudson Global, Inc.
filed 2018-08-02
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2018
Common Stock - $0.001 par value	32,030,932

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$17,015	$14,517	$33,230	$28,472
Direct costs	6,214	3,812	12,275	7,765
Gross margin	10,801	10,705	20,955	20,707
Operating expenses:
Salaries and related	9,303	9,099	19,662	17,552
Other selling, general and administrative	2,755	1,995	5,208	3,872
Depreciation and amortization	2	79	2	160
Business reorganization	—	1	—	(113)
Operating income (loss)	(1,259)	(469)	(3,917)	(764)
Non-operating income (expense):
Interest income (expense), net	60	(4)	60	(4)
Other income (expense), net	(45)	(15)	(112)	(53)
Income (loss) from continuing operations before provision for income taxes	(1,244)	(488)	(3,969)	(821)
Provision for income taxes from continuing operations	109	246	281	392
Income (loss) from continuing operations	(1,353)	(734)	(4,250)	(1,213)
Income (loss) from discontinued operations, net of income taxes	(11)	1,960	13,607	1,125
Net income (loss)	$(1,364)	$1,226	$9,357	$(88)
Basic and diluted earnings (loss) per share:
Basic and diluted earnings (loss) per share from continuing operations	$(0.04)	$(0.02)	$(0.13)	$(0.04)
Basic and diluted earnings (loss) per share from discontinued operations	—	0.06	0.42	0.04
Basic and diluted earnings (loss) per share	$(0.04)	$0.04	$0.29	$—
Weighted-average shares outstanding:
Basic	32,277	32,048	32,212	32,104
Diluted	32,277	32,048	32,212	32,104

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Comprehensive income (loss):
Net income (loss)	$(1,364)	$1,226	$9,357	$(88)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of applicable income taxes	(429)	1,221	(96)	2,620
Pension liability adjustment, net of income taxes	—	5	—	4
Reclassification of currency translation adjustment included in income (loss) from discontinued operations, net of income taxes	—	—	(10,819)	—
Reclassification of pension liability adjustment included in income (loss) from discontinued operation, net of income taxes	—	—	(38)	—
Total other comprehensive income (loss), net of income taxes	(429)	1,226	(10,953)	2,624
Comprehensive income (loss)	$(1,793)	$2,452	$(1,596)	$2,536

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$38,641	$5,580
Accounts receivable, less allowance for doubtful accounts of $52 and $69, respectively	14,201	11,545
Prepaid and other	1,010	388
Current assets of discontinued operations	—	79,530
Total current assets	53,852	97,043
Property and equipment, net	5	1
Deferred tax assets, non-current	292	324
Other assets, non-current	373	371
Non-current assets of discontinued operations	—	13,901
Total assets	$54,522	$111,640
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$806	$1,193
Accrued expenses and other current liabilities	8,901	7,259
Current liabilities of discontinued operations	366	51,952
Total current liabilities	10,073	60,404
Income tax payable, non-current	1,978	1,682
Other non-current liabilities	578	192
Non-current liabilities of discontinued operations	—	6,210
Total liabilities	12,629	68,488
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 36,110 and 34,959 shares, respectively	34	34
Additional paid-in capital	484,432	483,558
Accumulated deficit	(434,062)	(443,419)
Accumulated other comprehensive income, net of applicable tax	(244)	10,709
Treasury stock, 4,079 and 3,800 shares, respectively, at cost	(8,267)	(7,730)
Total stockholders' equity	41,893	43,152
Total liabilities and stockholders' equity	$54,522	$111,640

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$9,357	$(88)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	682	1,353
Provision for (recovery of) doubtful accounts	30	33
Provision for (benefit from) deferred income taxes	219	34
Stock-based compensation	874	708
Gain on sale of consolidated subsidiaries	(14,032)	—
Changes in assets and liabilities, net of effect of dispositions:
Decrease (increase) in accounts receivable	(9,451)	(9,828)
Decrease (increase) in prepaid and other assets	(582)	(1,080)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4,844)	5,195
Increase (decrease) in accrued business reorganization	(502)	(1,087)
Net cash used in operating activities	(18,249)	(4,760)
Cash flows from investing activities:
Capital expenditures	(284)	(425)
Proceeds from sale of consolidated subsidiaries, net of cash and restricted cash sold	27,967	—
Net cash provided by (used in) investing activities	27,683	(425)
Cash flows from financing activities:
Borrowings under credit agreements	59,647	77,256
Repayments under credit agreements	(51,682)	(78,923)
Repayment of capital lease obligations	(27)	(50)
Purchase of treasury stock	(3)	(522)
Purchase of restricted stock from employees	(534)	(5)
Net cash provided by (used in) financing activities	7,401	(2,244)
Effect of exchange rates on cash, cash equivalents and restricted cash	228	719
Net increase (decrease) in cash, cash equivalents and restricted cash	17,063	(6,710)
Cash, cash equivalents, and restricted cash, beginning of the period	22,006	22,511
Cash, cash equivalents, and restricted cash, end of the period	$39,069	$15,801
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$(92)	$(211)
Cash received during the period for interest	$55	$—
Net cash payments during the period for income taxes	$(131)	$(854)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock Outstanding		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2017	31,159	$34	$483,558	$(443,419)	$10,709	$(7,730)	$43,152
Net income (loss)	—	—	—	9,357	—	—	9,357
Other comprehensive income (loss), net of applicable tax	—	—	—	—	(10,953)	—	(10,953)
Purchase of treasury stock	(2)	—	—	—	—	(3)	(3)
Purchase of restricted stock from employees	(277)	—	—	—	—	(534)	(534)
Stock-based compensation	1,151	—	874	—	—	—	874
Balance at June 30, 2018	32,031	$34	$484,432	$(434,062)	$(244)	$(8,267)	$41,893

See accompanying notes to condensed consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION
These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission ("SEC") for interim financial reporting and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2017.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year. The Condensed Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intra-entity balances and transactions between and among the Company and its subsidiaries have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation with no material impact on the condensed consolidated financial statements.

NOTE 2 – DESCRIPTION OF BUSINESS

The Company is comprised of the operations, assets, and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe ("Hudson regional businesses" or "Hudson"). The Company provides specialized professional-level recruitment and related talent solutions. During the first quarter of 2018, the Company’s core service offerings included Permanent Recruitment, Contracting, Recruitment Process Outsourcing ("RPO"), and Talent Management Solutions. On March 31, 2018 the Company completed the sale of its Recruitment and Talent Management ("RTM") businesses in three separate transactions and retained its RPO business. The first quarter results for the RTM businesses are reported as discontinued operations. For more information, see Note 5.
As a result of the divestiture of the RTM businesses, the Company now operates directly in nine countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe. See Note 13 for further details regarding the reportable segments.
The Company’s core service offering following the divestiture is RPO. The Company delivers RPO permanent recruitment and contracting outsourced recruitment solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company's RPO delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients' ongoing business needs. The Company's RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting.

Corporate expenses are reported separately from the reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, tax, marketing, information technology, and treasury. A portion of these expenses are attributed to the reportable segments for providing the above services to them and have been allocated to the segments as management service fees and are included in the segments’ non-operating other income (expense).

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

On January 1, 2018, we retroactively adopted ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Financial Accounting Standards Board (the "FASB") Emerging Issues Task Force)." This ASU requires the statements of cash flows to present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning of period and end of period amounts presented on the statements of cash flows. The retrospective application of this new accounting guidance resulted in a decrease of $247 in "Decrease (increase) in prepaid and other assets" in Net Cash used in Operating Activities, an increase of $1,189 in "Cash, Cash Equivalents, and Restricted Cash, beginning of the period," and an increase of $942 in "Cash, Cash Equivalents, and Restricted Cash, end of period" in our accompanying consolidated statement of cash flows for the six months ended June 30, 2017 from what was previously presented in our Quarterly Report on Form 10-Q for the six months ended June 30, 2017.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting" ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 on January 1, 2018. The adoption had no impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which provides guidance on reclassification of certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), enacted on December 22, 2017. ASU No. 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the application of the Tax Act. Additionally, ASU No. 2018-02 requires financial statement preparers to disclose (1) a description of their accounting policy for releasing income tax effects from accumulated other comprehensive income, (2) whether they elect to reclassify the stranded income tax effects from the Tax Act, and (3) information about other income tax effects related to the application of the Tax Act that are reclassified from accumulated other comprehensive income to retained earnings, if any. The amendments in ASU 2018-02 are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact to its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). This ASU requires a company to recognize lease assets and liabilities arising from operation leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements ("ASU 2018-11"). This ASU allows adoption of the standard as of the effective date without restating prior periods. The amendments in these ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We plan to adopt this ASU on January 1, 2019. We expect the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and lease liabilities on our consolidated balance sheets for operating leases.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

There are no other recently issued accounting pronouncements that have had, or that the Company believes will have, a material impact on the Company's condensed consolidated financial statements.

NOTE 4 – REVENUE RECOGNITION
 Adoption of New Revenue Recognition Guidance

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective approach. Under this method, the guidance is applied only to the most current period presented in the financial statements. ASU 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and supersedes most of the previous revenue recognition guidance, including industry-specific guidance. Under ASU 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Our revenue recognition practices remained substantially unchanged as a result of adoption ASU 2014-09 and we did not have any significant changes in our business processes or systems.

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

We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transfer services. We do not have any material contract assets or liabilities as of and for the six months ended June 30, 2018.

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

Disaggregation of Revenue

The following table presents our disaggregated revenues from continuing operations by revenue source. For additional information on the disaggregated revenues by geographical segment, see Note 13 of the Notes to the Condensed Consolidated Financial Statements.

	Three Months Ended June 30, 2018
	RPO Recruitment	RPO Contracting	Total
Revenue	$11,696	$5,319	$17,015
Direct costs (1)	1,464	4,750	6,214
Gross margin	$10,232	$569	$10,801

	Three Months Ended June 30, 2017
	RPO Recruitment	RPO Contracting	Total
Revenue	$10,987	$3,530	$14,517
Direct costs (1)	642	3,170	3,812
Gross margin	$10,345	$360	$10,705

	Six Months Ended June 30, 2018
	RPO Recruitment	RPO Contracting	Total
Revenue	$23,385	$9,845	$33,230
Direct costs (1)	3,482	8,793	12,275
Gross margin	$19,903	$1,052	$20,955

	Six Months Ended June 30, 2017
	RPO Recruitment	RPO Contracting	Total
Revenue	$21,055	$7,417	$28,472
Direct costs (1)	1,090	6,675	7,765
Gross margin	$19,965	$742	$20,707

(1)
Direct costs in RPO Contracting include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, rent, and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

direct costs. The region where services are provided, the mix of RPO recruitment and RPO contracting, and the functional nature of the staffing services provided can affect gross margin. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included under the caption "Salaries and related" in the Condensed Consolidated Statement of Operations.

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

The following is a reconciliation of the gross proceeds to the net proceeds as presented in the statement of cash flows for the six months ended June 30, 2018.

Gross proceeds	$38,960
Add: purchase price adjustments	149
Less: cash and restricted cash sold	(9,547)
Less: transaction costs	(1,595)
Net cash proceeds as presented in the statement of cash flows	$27,967

The divestiture generated a pre-tax gain of $14,032 for the six months ended June 30, 2018, which includes a benefit of $10,819 reclassification adjustment relating to the net foreign currency translation gains previously included in accumulated other comprehensive income. The pre-tax gain is subject to adjustment for various purchase price adjustments.

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

The carrying amounts of the classes of assets and liabilities from the RTM businesses included in discontinued operations were as follows:

	June 30, 2018	December 31, 2017
Cash	$—	$15,460
Accounts receivable	—	60,333
Prepaid and other current assets	—	3,737
Total current assets	—	79,530
Property and equipment, net	—	6,251
Deferred tax assets, non-current	—	6,080
Other assets, non-current	—	1,570
Total non-current assets	—	13,901
Total assets	$—	$93,431

Accounts payable	$42	$5,764
Accrued expenses and other current liabilities	324	39,108
Short-term borrowings	—	7,080
Total current liabilities	366	51,952
Total non-current liabilities	—	6,210
Total liabilities	$366	$58,162

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Reported results for the discontinued operations by period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$99,074	$108,463	$188,524
Gross margin	—	37,621	38,663	70,051
Operating expenses:
Salaries and related	—	26,963	29,032	51,952
Other selling, general and administrative	—	7,368	8,355	14,318
Depreciation and amortization	—	608	680	1,193
Business reorganization	—	(2)	50	290
Operating income (loss)	—	2,684	546	2,298
Non-operating income (expense):
Interest income (expense), net	—	(115)	(88)	(203)
Other non-operating income (loss)	—	7	216	(337)
Income (Loss) from discontinued operations before taxes and gain (loss) on sale	—	2,576	674	1,758
Gain (loss) from sale of discontinued operations	(11)	—	14,032	—
Income (loss) from discontinued operations before income taxes	(11)	2,576	14,706	1,758
Provision (benefit) for income taxes	—	616	1,099	633
Income (loss) from discontinued operations	$(11)	$1,960	$13,607	$1,125

Depreciation, capital expenditures, and significant operating and investment non cash items of the discontinued operations by period were as follows:

	Six Months Ended June 30,
	2018	2017
Depreciation and amortization	$680	$1,193
Stock-based compensation expense	$233	$114
Capital expenditures	$284	$425

RTM Revenue Recognition

The Company RTM businesses delivered permanent recruitment, contracting, and talent management solutions to its clients. The contracts have a single performance obligations and we recognized revenue from these services over time in an amount that reflects the consideration expected to be entitled to in exchange for our services. We do not incur incremental costs to obtain these contracts. The costs to fulfill these contracts were expensed as incurred. See Note 4 for additional information on the Company's revenue recognition policies.

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

Disaggregation of Revenue

The following table presents our disaggregated revenues from discontinued operations by revenue source.

	Three Months Ended June 30, 2018
	Permanent Recruitment	Contracting	Talent Management	Other	Total
Revenue	$—	$—	$—	$—	$—
Direct costs (1)	—	—	—	—	—
Gross margin	$—	$—	$—	$—	$—

	Three Months Ended June 30, 2017
	Permanent Recruitment	Contracting	Talent Management	Other	Total
Revenue	$21,255	$66,695	$10,559	$565	$99,074
Direct costs (1)	120	58,886	1,915	532	61,453
Gross margin	$21,135	$7,809	$8,644	$33	$37,621

	Six Months Ended June 30, 2018
	Permanent Recruitment	Contracting	Talent Management	Other	Total
Revenue	$20,700	$76,615	$10,694	$454	$108,463
Direct costs (1)	190	67,980	1,225	405	69,800
Gross margin	$20,510	$8,635	$9,469	$49	$38,663

	Six Months Ended June 30, 2017
	Permanent Recruitment	Contracting	Talent Management	Other	Total
Revenue	$39,253	$129,229	$18,974	$1,068	$188,524
Direct costs (1)	249	113,773	3,413	1,038	118,473
Gross margin	$39,004	$15,456	$15,561	$30	$70,051

(1)
Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Permanent Recruitment and Other categories. Gross margin represents revenue less direct costs. The region where services are provided, the mix of contracting, and permanent recruitment, and the functional nature of the staffing services provided can affect gross margin.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 6 – STOCK-BASED COMPENSATION
Incentive Compensation Plan
The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated May 24, 2016 (the "ISAP"), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. The Compensation Committee of the Company’s Board of Directors (the "Compensation Committee") will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. As determined by the Compensation Committee, equity awards also may be subject to immediate vesting upon the occurrence of certain events following a change in control of the Company. The Company primarily grants restricted stock and restricted stock units to its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On May 24, 2016, the Company's stockholders approved an amendment and restatement of the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 2,400,000 shares. As of June 30, 2018, there were 1,284,467 shares of the Company’s common stock available for future issuance under the ISAP.
The following table presents a summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the six months ended June 30, 2018:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions (1) (2)	220,000
Performance and service conditions (1) (3)	207,353
Total shares of stock award granted	427,353

(1)	The performance conditions with respect to restricted stock units may be satisfied as follows:

(a)
For employees from the Americas, APAC, and Europe 70% of the restricted stock units may be earned on the basis of performance as measured by a "regional adjusted EBITDA," and 30% of the restricted stock units may be earned on the basis of performance as measured by a "group adjusted EBITDA"; and

(b)
For employees from the Corporate office 50% of the restricted stock units may be earned on the basis of performance as measured by a "group adjusted EBITDA," and 50% of the restricted stock units may be earned on the basis of performance as measured by a "corporate costs" target.

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

(3)	To the extent restricted stock units are earned on the basis of performance, such restricted stock units will vest on the basis of service as follows:

(a)	66.6% of the restricted stock units will vest on the first anniversary of the last day of the performance period;

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

(b)	16.7% of the restricted stock units will vest on the second anniversary of the last day of the performance period;

(c)
16.7% of the restricted stock units will vest on the third anniversary of the last day of the performance period; provided that, in each case, the employee remains employed by the Company from the grant date through the applicable service vesting date.

The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the six months ended June 30, 2018, the Company granted 94,154 restricted stock units to its non-employee directors pursuant to the Director Plan. As of June 30, 2018, 967,938 restricted stock units are deferred.
For the three and six months ended June 30, 2018 and 2017, the Company’s stock-based compensation expense related to stock options and restricted stock units were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$—	$—	$—	$—
Restricted stock units	180	517	874	708
Total	$180	$517	$874	$708

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.
As of June 30, 2018, the Company had no unrecognized stock-based compensation expense related to outstanding unvested stock options.
Changes in the Company’s stock options for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018		2017
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	100,000	$3.86	123,500	$6.16
Expired/forfeited	—	—	(23,500)	15.97
Options outstanding at June 30,	100,000	$3.86	100,000	$3.86
Options exercisable at June 30,	100,000	$3.86	100,000	$3.86

Restricted Stock Units
As of June 30, 2018, the Company had approximately $732 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 2.45 years. Restricted stock units have no voting or dividend rights until the awards are vested.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Changes in the Company’s restricted stock units for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018		2017
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	1,088,933	$1.16	480,000	$2.79
Granted	521,507	1.74	1,323,033	1.07
Shares earned above target (a)	244,855	1.00	—	—
Vested	(1,256,445)	1.19	(381,760)	1.47
Forfeited	(7,515)	1.00	(332,340)	2.79
Unvested restricted stock units at June 30,	591,335	$1.55	1,088,933	$1.16

(a)	The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

NOTE 7 – INCOME TAXES

Income Tax Provision

On December 22, 2017, the President of the U.S. signed into law the Tax Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

The Company recorded a provisional amount of $0 tax payable with respect to the deemed mandatory repatriation of undistributed foreign earnings of foreign subsidiaries and the Company has elected to account for the global intangible low-taxed income ("GILTI") tax, if applicable, in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its condensed consolidated financial statements for the year ended December 31, 2017. On this basis, the net impact on tax expense provided in the Company’s condensed consolidated financial statements for the year ended December 31, 2017 related to the Tax Act is $0. The ultimate impact may differ from the provisional amounts due to additional analysis, changes in interpretations and assumptions, and additional regulatory guidance. The provisional accounting is expected to be complete when the 2017 U.S. federal income tax return is filed in 2018.

During the six months ended June 30, 2018, the Company did not make any adjustments to its provisional amounts included in its condensed consolidated financial statements for the year ended December 31, 2017. Also, because the Company has not recognized tax benefits in its financial statements for U.S. tax losses, there is $0 tax impact of the inclusion of GILTI income as a period cost during the six months ended June 30, 2018.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Effective Tax Rate
The provision for income taxes for the six months ended June 30, 2018 was $281 on a pre-tax loss from continuing operations of $3,969, compared to a provision for income taxes of $392 on pre-tax loss from continuing operations of $821 for the same period in 2017. The Company’s effective income tax rate was negative 7.1% and 47.7% for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions. For the six months ended June 30, 2017, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.
Uncertain Tax Positions
As of June 30, 2018 and December 31, 2017, the Company had $1,978 and $1,682, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate.
Accrued interest and penalties were $577 and $566 as of June 30, 2018 and December 31, 2017, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statement of Operations and totaled to a provision of $28 and $28 for the six months ended June 30, 2018 and 2017, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of June 30, 2018, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

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
Based on information available as of June 30, 2018, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $0 to $180 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 8 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options "in-the-money", unvested restricted stock, and unvested restricted stock units. The dilutive impact of stock options, unvested restricted stock, and unvested restricted stock units is determined by applying the "treasury stock" method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period; or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the market conditions are met.
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings (loss) per share ("EPS"):
EPS - basic and diluted:
Income (loss) from continuing operations	$(0.04)	$(0.02)	$(0.13)	$(0.04)
Income (loss) from discontinued operations	—	0.06	0.42	0.04
Net income (loss)	$(0.04)	$0.04	$0.29	$—
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(1,353)	$(734)	$(4,250)	$(1,213)
Income (loss) from discontinued operations	(11)	1,960	13,607	1,125
Net income (loss)	$(1,364)	$1,226	$9,357	$(88)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,277	32,048	32,212	32,104
Common stock equivalents: stock options and restricted stock units (a)	—	—	—	—
Weighted average number of common stock outstanding - diluted	32,277	32,048	32,212	32,104

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2018 and 2017 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unvested restricted stock units	591,335	1,088,933	591,335	1,088,933
Stock options	100,000	100,000	100,000	100,000
Total	691,335	1,188,933	691,335	1,188,933

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 9 – CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents of continuing operations	$38,641	$5,580
Cash and cash equivalents of discontinuing operations	—	15,460
Restricted cash included in prepaid and other	111	112
Restricted cash included in other assets	317	102
Restricted cash included in current assets of discontinued operations	—	183
Restricted cash included in non-current assets of discontinued operations	—	569
Total cash, cash equivalents, and restricted cash	$39,069	$22,006

Restricted cash under the caption "Prepaid and other" primarily includes a bank guarantee for licensing in Switzerland. Restricted cash under the caption "Other assets" primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy.

NOTE 10 – COMMITMENTS AND CONTINGENCIES
Consulting, Employment, and Non-compete Agreements
The Company has entered into various consulting and employment agreements with certain key members of management. These agreements generally (i) are one year in length, (ii) contain restrictive covenants, (iii) under certain circumstances, provide for compensation and, subject to providing the Company with a release, severance payments, and (iv) are automatically renewed annually unless either party gives sufficient notice of termination.
Litigation and Complaints
The Company is subject, from time to time, to various claims, lawsuits, contracts disputes, and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities arising in the ordinary course of business. The Company routinely monitors claims such as these, and records provisions for losses when the claim becomes probable and the amount due is estimable. Although the outcome of these claims cannot be determined, the Company believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory, and other contingent liabilities. The legal reserves are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company had no reserves as of June 30, 2018 and December 31, 2017, respectively.
Departure of Certain Employees

As previously disclosed on July 6, 2018, the Company and David F. Kirby, the Company’s Senior Vice President, Treasury and Investor Relations, determined that Mr. Kirby would leave his positions with the Company effective July 27, 2018. In addition, the Company terminated the employment of its Corporate Counsel and Corporate Secretary effective June 29, 2018. As a result, during the three and six months ended June 30, 2018 the Company recognized severance expense of $601 for the two corporate employees classified within salaries and related expense in the Company's Condensed Consolidated Statement of Operations.

As previously disclosed, on April 1, 2018, Stephen A. Nolan gave notice to the Company's Board of Directors of his resignation as Chief Executive Officer and a director of the Company effective as of April 1, 2018. On April 1, 2018, following the resignation of Mr. Nolan, the Board of Directors of the Company appointed Jeffrey E. Eberwein, the Chairman of the Board of Directors, as Chief Executive Officer, and Richard K. Coleman, Jr., a director of the Company, as the Chairman of the Board

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

of Directors. As a result, during the three and six months ended June 30, 2018 the Company recognized additional compensation expense of $0 and $2,024, respectively to its former Chief Executive Officer classified within salaries and related expense in the Company's Condensed Consolidated Statement of Operations.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of applicable tax, consisted of the following:

	June 30,	December 31,
	2018	2017
Foreign currency translation adjustments	$(244)	$10,671
Pension plan obligations	—	38
Accumulated other comprehensive income (loss)	$(244)	$10,709

NOTE 12 – STOCKHOLDERS' EQUITY

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the three and six months ended June 30, 2018, the Company repurchased 2,200 shares on the open market for $3. As of June 30, 2018, under the July 30, 2015 authorization, the Company had repurchased 3,641,605 shares for a total cost of $7,374.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 13 – SEGMENT AND GEOGRAPHIC DATA
Segment Reporting
The Company operates in three reportable segments: the Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe. Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax, and treasury. Segment information is presented in accordance with ASC 280, "Segments Reporting." This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable, net and long-lived assets are the only significant assets separated by segment for internal reporting purposes. The following information is presented net of discontinued operations. For more information see Note 5.

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended June 30, 2018
Total revenue	$3,509	$9,600	$3,906	$—	$—	$17,015
Total gross margin	$2,923	$5,759	$2,119	$—	$—	$10,801
EBITDA (loss) (a)	$(76)	$508	$34	$(1,768)	$—	$(1,302)
Depreciation and amortization	—	—	2	—	—	2
Intercompany interest income (expense), net	—	(108)	—	108	—	—
Interest income (expense), net	—	—	—	60	—	60
Income (loss) from continuing operations before income taxes	$(76)	$400	$32	$(1,600)	$—	$(1,244)

For The Six Months Ended June 30, 2018
Total revenue	$7,209	$18,425	$7,596	$—	$—	$33,230
Total gross margin	$6,046	$10,682	$4,227	$—	$—	$20,955
EBITDA (loss) (a)	$215	$1,052	$45	$(5,339)	$—	$(4,027)
Depreciation and amortization	—	—	2	—	—	2
Intercompany interest income (expense), net	—	(108)	—	108	—	—
Interest income (expense), net	—	—	—	60	—	60
Income (loss) from continuing operations before income taxes	$215	$944	$43	$(5,171)	$—	$(3,969)

As of June 30, 2018
Accounts receivable, net	$2,605	$6,787	$4,803	$6	$—	$14,201
Long-lived assets, net of accumulated depreciation and amortization (b)	$—	$—	$5	$—	$—	$5
Total assets	$4,618	$9,863	$8,643	$31,398	$—	$54,522

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended June 30, 2017
Total revenue	$4,161	$6,817	$3,539	$—	$—	$14,517
Total gross margin	$3,731	$4,726	$2,248	$—	$—	$10,705
EBITDA (loss) (a)	$301	$1,055	$364	$(2,125)	$—	$(405)
Depreciation and amortization	—	—	—	79	$—	79
Interest income (expense), net	—	—	—	(4)	$—	(4)
Income (loss) from continuing operations before income taxes	$301	$1,055	$364	$(2,208)	$—	$(488)

For The Six Months Ended June 30, 2017
Total revenue	$8,475	$13,159	$6,838	$—	$—	$28,472
Total gross margin	$7,571	$8,911	$4,225	$—	$—	$20,707
Business reorganization	$(91)	$—	$1	$(23)	$—	$(113)
EBITDA (loss) (a)	$635	$1,797	$541	$(3,630)	$—	$(657)
Depreciation and amortization	2	—	—	158	—	160
Interest income (expense), net	—	—	—	(4)	—	(4)
Income (loss) from continuing operations before income taxes	$633	$1,797	$541	$(3,792)	$—	$(821)

As of June 30, 2017
Accounts receivable, net	$2,378	$4,793	$3,803	$—	$—	$10,974
Long-lived assets, net of accumulated depreciation and amortization (b)	$—	$—	$1	$201	$—	$202
Total assets	$5,637	$5,117	$4,868	$2,298	$—	$17,920

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the three and six months ended June 30, 2018 and 2017 and long-lived assets and net assets by geographic area as of June 30, 2018 and 2017, presented net of discontinued operations, were as follows:

	United Kingdom	Australia	United States	Other	Total
For The Three Months Ended June 30, 2018
Revenue (a)	$3,829	$8,476	$3,281	$1,429	$17,015
For The Three Months Ended June 30, 2017
Revenue (a)	$2,682	$5,499	$3,943	$2,393	$14,517
For The Six Months Ended June 30, 2018
Revenue (a)	$7,364	$16,115	$6,815	$2,936	$33,230
For The Six Months Ended June 30, 2017
Revenue (a)	$5,298	$10,836	$8,047	$4,291	$28,472
As of June 30, 2018
Long-lived assets, net of accumulated depreciation and amortization (b)	$5	$—	$—	$—	$5
Net assets	$3,538	$3,414	$30,069	$5,238	$42,259
As of June 30, 2017
Long-lived assets, net of accumulated depreciation and amortization (b)	$—	$—	$201	$1	$202
Net assets	$1,865	$2,071	$2,292	$1,932	$8,160

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.
(b) Comprised of property and equipment. Corporate assets are included in the United States.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Part 1 of this Form 10-Q. The reader should also refer to the Condensed Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2017. This MD&A contains forward-looking statements. Please see "FORWARD-LOOKING STATEMENTS" for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization ("EBITDA"). See Note 13 to the Condensed Consolidated Financial Statements of this Form 10-Q for EBITDA segment reconciliation information. The tables and information in this MD&A were derived from exact numbers and may have immaterial rounding differences.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Recent Accounting Pronouncements

•	Critical Accounting Policies

•	Forward-Looking Statements

Executive Overview

On March 31, 2018, the Company completed the sale of its recruitment and talent management ("RTM") businesses in Belgium, Europe (excluding Belgium), and Asia Pacific ("APAC") in separate transactions to Value Plus NV, Morgan Philips Group S.A., and Apache Group Holdings Pty Limited, respectively. The proceeds from the sale were $39.0 million, or $28.0 million net of cash and restricted cash sold of $9.5 million, and transaction costs of $1.6 million. Debt assumed in the Sales Transactions by the buyers was $17.6 million.

The finalization of these transactions aligns the Company’s strategy to focus going forward on Recruitment Process Outsourcing ("RPO") solutions globally. With direct operations in nine countries and relationships with specialized professionals and organizations around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses, and professionals achieve maximum performance. The Company's focus is to continually upgrade its service offerings and delivery capability tools to make candidates more successful in achieving its clients' business requirements.

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

This MD&A discusses the results of the Company’s RPO businesses for three and six months ended June 30, 2018 and 2017, and excludes the results of the Company’s RTM businesses, which, as discussed in Note 5 to the Condensed Consolidated Financial Statements are reported in discontinued operations.

Index

Current Market Conditions
Economic conditions in most of the world's major markets have improved since 2017. In the U.K., the 2016 referendum to exit the European Union (commonly referred to as "Brexit") adversely impacted global markets initially, including currencies, and resulted in increased volatility in the value of the British pound as compared to the U.S. dollar. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. The Company's U.K. operations, future financial performance, and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the U.K. negotiates its exit from the European Union.
The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic and political conditions and their effect on the demand for the Company's services.
Financial Performance
The Company achieved mixed financial performance for the second quarter of 2018 in the markets in which it operates. On a constant currency basis, for the three months ended June 30, 2018, revenue increased by $2.2 million, or 14.7%, and gross margin decreased by $0.1 million, or 1.2%, respectively, compared to the same period in 2017.

The changes in revenue and gross margin were driven by strong results in Australia, partially offset by declines in revenue and gross margin in the Americas.

The following is a summary of the highlights for the three and six months ended June 30, 2018 and 2017. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment.

•	Revenue was $17.0 million for the three months ended June 30, 2018, compared to $14.5 million for the same period in 2017, an increase of $2.5 million, or 17.2%.

◦
On a constant currency basis, the Company's revenue increased $2.2 million, or 14.7%, due to an increase of $1.7 million in RPO contracting revenue (up 47.4% compared to the same period in 2017) and $0.5 million in RPO recruitment revenue (up 4.2% compared to the same period in 2017).

•	Revenue was $33.2 million for the six months ended June 30, 2018, compared to $28.5 million for the same period in 2017, an increase of $4.8 million, or 16.7%.

◦
On a constant currency basis, the Company's revenue increased $3.8 million, or 12.9%, mainly due to an increase of $2.1 million in RPO contracting revenue (up 27.4% compared to the same period in 2017) and $1.7 million in RPO recruitment revenue (up 7.7% compared to the same period in 2017).

•	Gross margin was $10.8 million for the three months ended June 30, 2018, compared to $10.7 million for the same period in 2017, an increase of $0.1 million, or 0.9%.

◦
On a constant currency basis, gross margin decreased $0.1 million, or 1.2%, mainly due to a decrease of $0.3 million in RPO recruitment gross margin (down 3.1% compared to the same period in 2017) partially offset by an increase of $0.2 million in RPO contracting gross margin (up 55.2% compared to the same period in 2017).

•	Gross margin was $21.0 million for the six months ended June 30, 2018, compared to $20.7 million for the same period in 2017, an increase of $0.2 million, or 1.2%.

◦
On a constant currency basis, gross margin decreased $0.4 million, or 1.8%, mainly due to a decrease of $0.7 million in RPO recruitment gross margin (down 3.3% compared to the same period in 2017) partially offset by an increase of $0.3 million in RPO contracting gross margin (up 37.5% compared to the same period in 2017).

•
Selling, general and administrative expenses and other non-operating income (expense) ("SG&A and Non-Op") were $12.1 million for the three months ended June 30, 2018, compared to $11.1 million for the same period in 2017, an increase of $1.0 million, or 9.0%.

Index

◦
On a constant currency basis, SG&A and Non-Op increased $0.8 million, or 7.2%. SG&A and Non-Op, as a percentage of revenue, were 71.1% for the three months ended June 30, 2018, compared to 76.2% for the same period in 2017. The increase is principally due to severance expense for two corporate executives (see Note 10).

•	SG&A and Non-Op were $25.0 million for the six months ended June 30, 2018, compared to $21.5 million for the same period in 2017, an increase of $3.5 million, or 16.3%.

◦
On a constant currency basis, SG&A and Non-Op increased $2.9 million, or 13.4%. SG&A and Non-Op, as a percentage of revenue, were 75.2% for the six months ended June 30, 2018, compared to 74.9% for the same period in 2017. The increase in principally due to additional compensation expense for the Company's former Chief Executive Officer and the same factors noted above.

•	There was no business reorganization for the three months ended June 30, 2018 and 2017.

•	Business reorganization was $0.0 million for the six months ended June 30, 2018, compared to a credit of $0.1 million for the same period in 2017.

•
EBITDA loss was $1.3 million for the three months ended June 30, 2018, compared to EBITDA loss of $0.4 million for the same period in 2017, an increase in EBITDA loss of $0.9 million. On a constant currency basis, EBITDA loss increased $0.9 million.

•
EBITDA loss was $4.0 million for the six months ended June 30, 2018, compared to EBITDA loss of $0.7 million for the same period in 2017, an increase in EBITDA loss of $3.4 million. On a constant currency basis, EBITDA loss increased $3.5 million.

•
Net loss was $1.4 million for the three months ended June 30, 2018, compared to net income of $1.2 million for the same period in 2017, a decrease in net income of $2.6 million. On a constant currency basis, net income decreased $2.7 million.

•
Net income was $9.4 million for the six months ended June 30, 2018, compared to net loss of $0.1 million for the same period in 2017, an increase in net income of $9.4 million. On a constant currency basis, net income increased $9.4 million.

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
Changes in revenue, gross margin, SG&A and Non-Op, business reorganization, operating income (loss), net income (loss) and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and six months ended June 30, 2018 and 2017.

Index

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017			2018	2017
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Hudson Americas	$3,509	$4,161	$8	$4,169	$7,209	$8,475	$19	$8,494
Hudson Asia Pacific	9,600	6,817	78	6,895	18,425	13,159	296	13,455
Hudson Europe	3,906	3,539	226	3,765	7,596	6,838	646	7,484
Total	$17,015	$14,517	$312	$14,829	$33,230	$28,472	$961	$29,433
Gross margin:
Hudson Americas	$2,923	$3,731	$12	$3,743	$6,046	$7,571	$18	$7,589
Hudson Asia Pacific	5,759	4,726	68	4,794	10,682	8,911	213	9,124
Hudson Europe	2,119	2,248	144	2,392	4,227	4,225	406	4,631
Total	$10,801	$10,705	$224	$10,929	$20,955	$20,707	$637	$21,344
SG&A and Non-Op (a):
Hudson Americas	$2,999	$3,432	$6	$3,438	$5,831	$7,021	$19	$7,040
Hudson Asia Pacific	5,248	3,670	54	3,724	9,626	7,114	181	7,295
Hudson Europe	2,083	1,882	126	2,008	4,182	3,684	359	4,043
Corporate	1,774	2,125	—	2,125	5,343	3,658	—	3,658
Total	$12,104	$11,109	$186	$11,295	$24,982	$21,477	$559	$22,036
Operating income (loss):
Hudson Americas	$132	$383	$1	$384	$475	$774	$1	$775
Hudson Asia Pacific	853	1,158	15	1,173	1,473	1,993	36	2,029
Hudson Europe	180	432	23	455	232	671	57	728
Corporate	(2,424)	(2,442)	—	(2,442)	(6,097)	(4,202)	—	(4,202)
Total	$(1,259)	$(469)	$39	$(430)	$(3,917)	$(764)	$94	$(670)
Net income (loss), consolidated	$(1,364)	$1,226	$107	$1,333	$9,357	$(88)	$40	$(48)
EBITDA (loss) from continuing operations (b):
Hudson Americas	$(76)	$301	$1	$302	$215	$635	$(3)	$632
Hudson Asia Pacific	508	1,055	15	1,070	1,052	1,797	33	1,830
Hudson Europe	34	363	24	387	45	541	54	595
Corporate	(1,768)	(2,124)	—	(2,124)	(5,339)	(3,630)	—	(3,630)
Total	$(1,302)	$(405)	$40	$(365)	$(4,027)	$(657)	$84	$(573)

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2018	2017	2018	2017
Net income (loss)	$(1,364)	$1,226	$9,357	$(88)
Adjustment for income (loss) from discontinued operations, net of income taxes	(11)	1,960	13,607	1,125
Income (loss) from continuing operations	$(1,353)	$(734)	$(4,250)	$(1,213)
Adjustments to net income (loss) from continuing operations
Provision for (benefit from) income taxes	109	246	281	392
Interest income (expense), net	60	(4)	60	(4)
Depreciation and amortization expense	2	79	2	160
Total adjustments from net income (loss) to EBITDA (loss)	51	329	223	556
EBITDA (loss) from continuing operations	$(1,302)	$(405)	$(4,027)	$(657)

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Revenue	$3.5	$4.2	$(0.7)	(15.7)%	$7.2	$8.5	$(1.3)	(14.9)%

For the three months ended June 30, 2018, RPO recruitment revenue decreased by $0.9 million, or 23.4%, partially offset by an increase in RPO contracting revenue of $0.3 million, or 88.9%. The decrease in RPO recruitment revenue was due to the loss of a global contract in September 2017 and lower demand from other clients partially offset by new business.

For the six months ended June 30, 2018, RPO recruitment revenue decreased $1.7 million, or 21.5%, as compared to the same period in 2017, partially offset by an increase in RPO contracting revenue of $0.4 million, or 59.7%. The decrease in RPO recruitment revenue was due to the same factors noted above.
Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Gross margin	$2.9	$3.7	$(0.8)	(21.7)%	$6.0	$7.6	$(1.5)	(20.1)%
Gross margin as a percentage of revenue	83.3%	89.7%	N/A	N/A	83.9%	89.3%	N/A	N/A

For the three months ended June 30, 2018, RPO recruitment gross margin decreased $0.9 million, or 24.0%, partially offset by an increase in RPO contracting of $0.1 million, as compared to the same period in 2017. The decline in RPO recruitment gross margin was due to the same factors noted above for revenue.

For the six months ended June 30, 2018, RPO recruitment gross margin decreased $1.6 million, or 21.5%, partially offset by an increase in RPO contracting of $0.1 million as compared to the same period in 2017. The decline in RPO recruitment gross margin was due to the same factors noted above for revenue.

For the three months ended June 30, 2018, total gross margin as a percentage of revenue was 83.3%, as compared to 89.7% for the same period in 2017. For the six months ended June 30, 2018, total gross margin as a percentage of revenue was 83.9%, as compared to 89.3% for the same period in 2017. The decrease in total gross margin as a percentage of revenue was attributed to the lower mix of RPO recruitment to RPO contracting gross margin in 2018 as compared to 2017.

Index

SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
SG&A and Non-Op	$3.0	$3.4	$(0.4)	(12.6)%	$5.8	$7.0	$(1.2)	(16.9)%
SG&A and Non-Op as a percentage of revenue	85.5%	82.5%	N/A	N/A	80.9%	82.8%	N/A	N/A

For the three months ended June 30, 2018, SG&A and Non-Op decreased $0.4 million, or 12.6%, as compared to the same period in 2017 due to lower costs of service delivery teams.
For the six months ended June 30, 2018, SG&A and Non-Op decreased $1.2 million, or 16.9%, as compared to the same period in 2017 due to the same factors noted above.
Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Operating income (loss)	$0.1	$0.4	$(0.3)	(65.5)%	$0.5	$0.8	$(0.3)	(38.6)%
EBITDA (loss)	$(0.1)	$0.3	$(0.4)	(a)	$0.2	$0.6	$(0.4)	(66.1)%
EBITDA (loss) as a percentage of revenue	(2.2)%	7.2%	N/A	N/A	3.0%	7.5%	N/A	N/A

(a)	Information was not provided because the Company did not consider the change in percentage a meaningful measure for the periods in comparison.
For the three months ended June 30, 2018, EBITDA loss was $0.1 million, or 2.2% of revenue, as compared to EBITDA of $0.3 million, or 7.2% of revenue, for the same period in 2017. For the six months ended June 30, 2018, EBITDA was $0.2 million, or 3.0% of revenue, as compared to EBITDA of $0.6 million, or 7.5% of revenue, for the same period in 2017. The decrease in EBITDA for the three and six months ended June 30, 2018 was principally due to declines in gross margin partially offset by the decrease in SG&A and Non-Op.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Revenue	$9.6	$6.9	$2.7	39.2%	$18.4	$13.5	$5.0	36.9%

For the three months ended June 30, 2018, RPO recruitment revenue and RPO contracting revenue increased $1.6 million and $1.1 million, or 33.5% and 51.9%, respectively, as compared to the same period in 2017.

In Australia, revenue increased $2.9 million, or 53.2%, for the three months ended June 30, 2018, as compared to the same period in 2017. The increase was in both RPO recruitment and RPO contracting, which increased $1.9 million and $1.1 million, or 55.3% and 49.9%, respectively, for the three months ended June 30, 2018, as compared to the same period in 2017. The increase in RPO revenue for the three months ended June 30, 2018 was due to the implementation of new contracts won in 2017 and higher volume from existing clients, as compared to 2017.

For the six months ended June 30, 2018, RPO contracting and RPO recruitment revenue increased $1.3 million and $3.7 million, or 28.7% and 41.0%, respectively, as compared to the same period in 2017.

In Australia, revenue increased $5.1 million, or 45.9%, for the six months ended June 30, 2018, as compared to the same period in 2017. The increase was in both RPO recruitment and RPO contracting revenue, which increased $3.8 million and $1.2 million, or 58.1% and 27.7%, respectively, for the six months ended June 30, 2018, as compared to the same period in 2017. The increase in revenue for the six months ended June 30, 2018 were a result of the same factors noted above.
Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Gross margin	$5.8	$4.8	$1.0	20.1%	$10.7	$9.1	$1.6	17.1%
Gross margin as a percentage of revenue	60.0%	69.5%	N/A	N/A	58.0%	67.8%	N/A	N/A

For the three months ended June 30, 2018, RPO recruitment and RPO contracting gross margin increased $0.8 million and $0.1 million, or 18.8% and 42.9%, respectively, as compared to the same period in 2017.

In Australia, gross margin increased $1.2 million, or 34.7%, for the three months ended June 30, 2018, as compared to the same period in 2017. The increase was primarily in RPO recruitment revenue which increased $1.1 million, or 35.0% for the three months ended June 30, 2018, as compared to the same period in 2017.

For the six months ended June 30, 2018, RPO recruitment and RPO contracting gross margin increased $1.4 million and $0.2 million, or 16.3% and 30.9%, respectively, as compared to the same period in 2017.

In Australia, gross margin increased $1.7 million, or 24.8%, for the six months ended June 30, 2018, as compared to the same period in 2017. The increase was primarily in RPO recruitment gross margin which increased $1.6 million, or 24.8%, for the six months ended June 30, 2018, as compared to the same period in 2017.

Total gross margin as a percentage of revenue was 60.0% for the three months ended June 30, 2018, as compared to 69.5% for the same period in 2017. Total gross margin as a percentage of revenue was 58.0% for the six months ended June 30, 2018, as compared to 67.8% for the same period in 2017. The decrease in total gross margin as a percentage of revenue for the

Index

three and six months ended June 30, 2018 resulted from an increase in contractor costs incurred in the delivery of RPO recruitment as compared to the same periods in 2017.
SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$5.2	$3.7	$1.5	40.9%	$9.6	$7.3	$2.3	32.0%
SG&A and Non-Op as a percentage of revenue	54.7%	54.0%	N/A	N/A	52.2%	54.2%	N/A	N/A

For the three months ended June 30, 2018, SG&A and Non-Op increased $1.5 million, or 40.9%, as compared to the same period in 2017. The increase was primarily due to higher consultant staff costs. For the six months ended June 30, 2018, SG&A and Non-Op increased $2.3 million, or 32.0%, as compared to the same period in 2017. The increase was primarily due to the reason stated above.

For the three months ended June 30, 2018, SG&A and Non-Op, as a percentage of revenue, was 54.7%, as compared to 54.0% for the same period in 2017. The increase in SG&A and Non-Op, as a percentage of revenue, was principally due to  the factors noted above.

For the six months ended June 30, 2018, SG&A and Non-Op, as a percentage of revenue, was 52.2%, as compared to 54.2% for the same period in 2017. The decrease in SG&A and Non-Op, as a percentage of revenue, was principally due to the growth in revenue as compared to the prior year.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Operating income (loss)	$0.9	$1.2	$(0.3)	(27.3)%	$1.5	$2.0	$(0.6)	(27.4)%
EBITDA (loss)	$0.5	$1.1	$(0.6)	(52.5)%	$1.1	$1.8	$(0.8)	(42.5)%
EBITDA (loss) as a percentage of revenue	5.3%	15.5%	N/A	N/A	5.7%	13.6%	N/A	N/A

For the three months ended June 30, 2018, EBITDA was $0.5 million, or 5.3% of revenue, as compared to EBITDA of $1.1 million, or 15.5% of revenue, for the same period in 2017. For the six months ended June 30, 2018, EBITDA was $1.1 million, or 5.7% of revenue, as compared to EBITDA of $1.8 million, or 13.6% of revenue, for the same period in 2017. The decrease in EBITDA for the three and six months ended June 30, 2018 was principally due to the increase in SG&A and Non-Op, partially offset by an increase in gross margin.
For the three months ended June 30, 2018, operating income was $0.9 million, as compared to operating income of $1.2 million for the same period in 2017. For the six months ended June 30, 2018, operating income was $1.5 million, as compared to operating income of $2.0 million for the same period in 2017. The difference between operating income and EBITDA for the three and six months ended June 30, 2018 and 2017 was principally due to corporate management fees, foreign currency gains and losses, and depreciation.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Revenue	$3.9	$3.8	$0.1	3.7%	$7.6	$7.5	$0.1	1.5%

For the three months ended June 30, 2018, RPO contracting revenue increased by $0.3 million, or 29.4%, partially offset by a decrease in RPO recruitment revenue of $0.2 million, or 8.0% as compared to the same period in 2017.

In the U.K., for the three months ended June 30, 2018, revenue increased by $1.0 million, or 34.7%, to $3.8 million, from $2.8 million for the same period in 2017. For the three months ended June 30, 2018, the change in the U.K. was driven by an increase in RPO recruitment and RPO contracting revenue of $0.6 million and $0.3 million, or 37.2% or 29.4%, respectively, as compared to the same period in 2017.

In Continental Europe, total revenue was $0.1 million for the three months ended June 30, 2018, as compared to $0.9 million for the same period in 2017, a decrease of $0.8 million, or 91.0%. The decrease in revenue for the three months ended June 30, 2018 was due to the loss of a global contract in September 2017.

For the six months ended June 30, 2018, RPO contracting increased $0.4 million, or 16.8%, partially offset by a decrease in RPO recruitment of $0.3 million, or 6.5%, as compared to the same period in 2017.

In the U.K., for the six months ended June 30, 2018, revenue increased by $1.6 million, or 27.3%, to $7.4 million, from $5.8 million for the same period in 2017. For the six months ended June 30, 2018, the increase in the U.K. was driven by an increase in RPO recruitment and RPO contracting revenue of $1.1 million and $0.4 million, or 34.6% or 16.8%, respectively, as compared to the same period in 2017.

In Continental Europe, total revenue was $0.2 million for the six months ended June 30, 2018, as compared to $1.7 million for the same period in 2017, a decrease of $1.5 million, or 86.4%. The decrease in revenue for the six months ended June 30, 2018 was due to the same factor noted above.

Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Gross margin	$2.1	$2.4	$(0.3)	(11.4)%	$4.2	$4.6	$(0.4)	(8.7)%
Gross margin as a percentage of revenue	54.2%	63.5%	N/A	N/A	55.6%	61.9%	N/A	N/A

For the three months ended June 30, 2018, RPO recruitment gross margin decreased $0.3 million, or 12.1%, as compared to the same period in 2017.

In the U.K., total gross margin for the three months ended June 30, 2018 increased $0.4 million, or 25.2%, as compared to the same period in 2017. The increase in the U.K. was driven by an increase in RPO recruitment gross margin of $0.4 million, or 25.7%, as compared to the same period in 2017.

In Continental Europe, for the three months ended June 30, 2018, total gross margin decreased $0.7 million, or 89.9%, as compared to the same period in 2017. The decline was due to the same factor noted above.

Index

For the six months ended June 30, 2018, RPO recruitment gross margin decreased by $0.4 million, or 10.0%, as compared to the same period in 2017.

In the U.K., total gross margin for the six months ended June 30, 2018 increased $0.8 million, or 24.8%, as compared to the same period in 2017. The change in the U.K. was driven by an increase in RPO recruitment of $0.8 million, or 24.2%, as compared to the same period in 2017.

In Continental Europe, for the six months ended June 30, 2018, total gross margin decreased $1.2 million, or 83.8%, as compared to the same period in 2017. The decline was due to the same factor noted above.

SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$2.1	$2.0	$0.1	3.7%	$4.2	$4.0	$0.1	3.4%
SG&A and Non-Op as a percentage of revenue	53.3%	53.3%	N/A	N/A	55.1%	54.0%	N/A	N/A

For the three months ended June 30, 2018, SG&A and Non-Op increased $0.1 million, or 3.7%, as compared to the same period in 2017. The increase in SG&A and Non-Op were a result of an increase in support costs.

For the six months ended June 30, 2018, SG&A and Non-Op increased $0.1 million, or 3.4%, as compared to the same period in 2017. The increase in SG&A and Non-Op was due to the same factors noted above.

For the three months ended June 30, 2018, SG&A and Non-Op, as a percentage of revenue, was 53.3%, as compared to 53.3% for the same period in 2017. For the six months ended June 30, 2018, SG&A and Non-Op, as a percentage of revenue, was 55.1%, as compared to 54.0% for the same period in 2017. The increase in SG&A and Non-Op, as a percentage of revenue, for the three and six months ended June 30, 2018 was primarily due to the increase in support costs.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Operating income (loss)	$0.2	$0.5	$(0.3)	(60.4)%	$0.2	$0.7	$(0.5)	(68.1)%
EBITDA (loss)	$—	$0.4	$(0.4)	(91.2)%	$—	$0.6	$(0.6)	(92.4)%
EBITDA (loss) as a percentage of revenue	0.9%	10.3%	N/A	N/A	0.6%	8.0%	N/A	N/A

For the three months ended June 30, 2018, EBITDA was $0.0 million, or 0.9% of revenue, as compared to EBITDA of $0.4 million, or 10.3% of revenue, for the same period in 2017. The decrease in EBITDA of $0.4 million for the three months ended June 30, 2018, as compared to the same period in 2017, was principally due to the decline in gross margin and increase in SG&A and Non-op.

For the six months ended June 30, 2018, EBITDA was $0.0 million, or 0.6% of revenue, as compared to EBITDA of $0.6 million, or 8.0% of revenue, for the same period in 2017. The decrease in EBITDA for the six months ended June 30, 2018, as compared to the same period in 2017, was principally due to the same factors noted above.

Index

For the three months ended June 30, 2018, operating income was $0.2 million, as compared to operating income of $0.5 million for the same period in 2017. For the six months ended June 30, 2018 and 2017, operating income was $0.2 million and $0.7 million, respectively. The differences between operating income and EBITDA for the three and six months ended June 30, 2018 and 2017 were principally due to corporate management fees, foreign currency gains and losses, and depreciation.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $1.8 million for the three months ended June 30, 2018, as compared to $2.1 million for the same period in 2017, a decrease of $0.4 million. The decrease for the three months ended June 30, 2018, was primarily due to an increase in corporate allocations partially offset by severance expense for two corporate executives (see Note 10).

For the six months ended June 30, 2018, corporate expenses were $5.3 million as compared to $3.7 million for the same period in 2017, an increase of $1.7 million. The increase for the six months ended June 30, 2018 was primarily a result of additional compensation expense of $2.6 million due to severance expense recorded for three corporate executives (see Note 10).

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.0 million for the three months ended June 30, 2018, as compared to $0.1 million for the same period in 2017, a decrease of $0.1 million, or 97.5%. For the six months ended June 30, 2018, depreciation and amortization expense was $0.0 million, as compared to $0.2 million for the same period in 2017, a decrease of $0.2 million, or 98.8%. The decrease was due to the lower level of capital expenditures incurred by the Company in recent years.

Interest Expense, Net of Interest Income

Interest expense, net of interest income for the three and six months ended June 30, 2018 was $0.1 million of income as compared to $0.0 million of expense, in the prior period.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the six months ended June 30, 2018 was $0.3 million on $4.0 million of pre-tax loss from continuing operations, as compared to a provision for income tax of $0.4 million on $0.8 million of pre-tax loss from continuing operations for the same period in 2017. The effective tax rate for the six months ended June 30, 2018 and 2017 was negative 7.1% and 47.7%, respectively. For the six months ended June 30, 2018, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions. For the six months ended June 30, 2017, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.

Net Income (Loss)

Net loss was $1.4 million for the three months ended June 30, 2018, as compared to net income of $1.2 million for the same period in 2017, an increase in net loss of $2.6 million. Basic and diluted loss per share were $0.04 for the three months ended June 30, 2018, as compared to basic and diluted income per share of $0.04 for the same period in 2017.

Net income was $9.4 million for the six months ended June 30, 2018, as compared to net loss of $0.1 million for the same period in 2017, an increase in net income of $9.4 million. Basic and diluted income per share were $0.29 for the six months ended June 30, 2018, as compared to basic and diluted loss per share of $0.00 for the same period in 2017.

Index

Liquidity and Capital Resources
As of June 30, 2018, cash and cash equivalents totaled $38.6 million, as compared to $5.6 million as of December 31, 2017. The following table summarizes the Company's cash flow activities for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
$ in millions	2018	2017
Net cash provided by (used in) operating activities	$(18.2)	$(4.8)
Net cash provided by (used in) investing activities	27.7	(0.4)
Net cash provided by (used in) financing activities	7.4	(2.2)
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.2	0.7
Net increase (decrease) in cash, cash equivalents, and restricted cash	$17.1	$(6.7)

Cash Flows from Operating Activities
For the six months ended June 30, 2018, net cash used in operating activities was $18.2 million, as compared to $4.8 million net cash used in operating activities for the same period in 2017, an increase in net cash used in operating activities of $13.5 million. The increase in net cash used in operating activities resulted principally from higher accrued bonus compensation in 2017 paid out in 2018 and transaction costs for the divestiture of the RTM businesses.

Cash Flows from Investing Activities
For the six months ended June 30, 2018, net cash provided by investing activities was $27.7 million, as compared to $0.4 million of net cash used in investing activities for the same period in 2017. The increase in net cash provided by investing activities was due to the sale of the RTM businesses.
Cash Flows from Financing Activities
For the six months ended June 30, 2018, net cash provided by financing activities was $7.4 million, as compared to net cash used in financing activities of $2.2 million for the same period in 2017, an increase in net cash provided in financing activities of $9.6 million. The increase in net cash provided by financing activities was primarily attributable to an increase in net borrowings by subsidiaries prior to disposal of the RTM businesses.
Liquidity Outlook
As of June 30, 2018, the Company had cash and cash equivalents on hand of $38.6 million, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of June 30, 2018. The Company's near-term cash requirements during 2018 are primarily related to funding operations. For the full year 2018, the Company expects to make capital expenditures of less than $1.0 million.
As of June 30, 2018, $32.8 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Switzerland ($1.3 million), Belgium ($0.9 million), the Netherlands ($0.7 million) and the U.K. The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

Index

Contingencies
From time to time in the ordinary course of business, the Company is subject to compliance audits by federal, state, local, and foreign government regulatory, tax, and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers' compensation, immigration, and income, value-added, and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits, and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities. Periodic events and management actions such as business reorganization initiatives can change the number and type of audits, claims, lawsuits, contract disputes, or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters.
The economic circumstances in the recent past have given rise to many news reports and bulletins from clients, tax authorities, and other parties about changes in their procedures for audits, payment, plans to challenge existing contracts, and other such matters aimed at being more aggressive in the resolution of such matters in their own favor. The Company believes that it has appropriate procedures in place for identifying and communicating any matters of this type, whether asserted or likely to be asserted, and it evaluates its liabilities in light of the prevailing circumstances. Changes in the behavior of third parties could cause the Company to change its view of the likelihood of a claim and what might constitute a trend. Employment laws vary in the markets in which we operate, and in some cases, employees and former employees have extended periods during which they may bring claims against the Company.
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory, and other contingent liabilities. The Company’s reserves were $0.0 million as of June 30, 2018 and December 31, 2017, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
See Note 3 to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended June 30, 2018.

Effective January 1, 2018, we adopted Topic 606, which requires judgment in estimating the transaction price for revenue from contracts with customers. We have reached conclusions on key accounting assessments and estimates related to the impact of the new standard, which are described in Note 4 - "Revenue Recognition" in the Notes to the Condensed Consolidated Financial Statements, included in Part I. Financial Statements of this Form 10-Q.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe," and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) the Company’s ability to operate successfully as a company focused on its RPO business, (2) global economic fluctuations, (3) the Company's ability to successfully execute its strategic initiatives, (4) risks related to fluctuations in the Company’s operating results from quarter to quarter, (5) the ability of clients' to terminate their relationship with the Company at any time, (6) competition in the Company’s markets, (7) the negative cash flows and operating losses that may recur in the future, (8) risks associated with the Company’s investment strategy, (9) risks related to international operations, including foreign currency fluctuations, (10) the Company’s dependence on key management personnel, (11) the Company’s ability to attract and retain highly-skilled professionals, (12) the Company’s ability to collect its accounts receivable, (13) the Company’s ability to maintain costs at an acceptable level, (14) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (15) risks related to providing uninterrupted service to clients, (16) the

Index

Company’s exposure to employment-related claims from clients, employers, and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (17) the Company’s ability to utilize net operating loss carry-forwards, (18) volatility of the Company’s stock price, (19) the impact of government regulations, (20) restrictions imposed by blocking arrangements, (21) risks related to potential acquisitions or dispositions of businesses by the Company, and (22) those risks set forth in "Risk Factors." The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the six months ended June 30, 2018, the Company earned approximately 73% of its gross margin from continuing operations outside the U.S., and it collected payments in local currency, and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
As of June 30, 2018, there have not been any material changes to the information set forth in Item 1A. "Risk Factors" disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2018 - April 31, 2018	241,529	$1.93	—	$2,628,645
May 1, 2018 - May 31, 2018	—	—	—	2,628,645
June 1, 2018 - June 30, 2018	—	—	2,200	2,625,345
Total	241,529	$1.93	2,200	$2,625,345

(a)
On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 12 for further details. As of June 30, 2018, the Company had repurchased 3,641,605 shares for a total cost of approximately $7.4 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

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
101
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (ii) the Condensed Consolidated Statement of Other Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (v) the Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

Index

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)
Dated:	August 2, 2018
		By:	/s/ PATRICK LYONS
Patrick Lyons
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	August 2, 2018