Form 10-Q
period 2018-09-30
Hudson Global, Inc.
filed 2018-11-01
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2018
Common Stock - $0.001 par value	32,047,353

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$17,127	$15,898	$50,357	$44,371
Direct costs	6,246	4,728	18,521	12,492
Gross profit	10,881	11,170	31,836	31,879
Operating expenses:
Salaries and related	8,925	9,331	28,586	26,884
Other selling, general and administrative	2,696	1,761	7,905	5,633
Depreciation and amortization	1	79	3	238
Business reorganization	—	—	—	(112)
Operating income (loss)	(741)	(1)	(4,658)	(764)
Non-operating income (expense):
Interest income (expense), net	102	(3)	162	(7)
Other income (expense), net	(72)	(19)	(184)	(71)
Income (loss) from continuing operations before provision for income taxes	(711)	(23)	(4,680)	(842)
Provision for income taxes from continuing operations	112	459	393	850
Income (loss) from continuing operations	(823)	(482)	(5,073)	(1,692)
Income (loss) from discontinued operations, net of income taxes	(47)	(366)	13,560	756
Net income (loss)	$(870)	$(848)	$8,487	$(936)
Basic and diluted earnings (loss) per share:
Basic and diluted earnings (loss) per share from continuing operations	$(0.02)	$(0.01)	$(0.15)	$(0.05)
Basic and diluted earnings (loss) per share from discontinued operations	—	(0.01)	0.41	0.02
Basic and diluted earnings (loss) per share	$(0.03)	$(0.03)	$0.26	$(0.03)
Weighted-average shares outstanding:
Basic	33,101	32,151	32,746	32,120
Diluted	33,101	32,151	32,746	32,120

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Comprehensive income (loss):
Net income (loss)	$(870)	$(848)	$8,487	$(936)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of applicable income taxes	(155)	965	(251)	3,594
Pension liability adjustment, net of income taxes	—	—	—	4
Reclassification of currency translation adjustment included in income (loss) from discontinued operations, net of income taxes	—	—	(10,819)	—
Reclassification of pension liability adjustment included in income (loss) from discontinued operation, net of income taxes	—	—	(38)	—
Total other comprehensive income (loss), net of income taxes	(155)	965	(11,108)	3,598
Comprehensive income (loss)	$(1,025)	$117	$(2,621)	$2,662

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$38,436	$5,580
Accounts receivable, less allowance for doubtful accounts of $52 and $69, respectively	14,500	11,545
Prepaid and other	594	388
Current assets of discontinued operations	—	79,530
Total current assets	53,530	97,043
Property and equipment, net	149	1
Deferred tax assets, non-current	350	324
Restricted cash, non-current	352	102
Other assets, non-current	55	269
Non-current assets of discontinued operations	—	13,901
Total assets	$54,436	$111,640
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,206	$1,193
Accrued expenses and other current liabilities	9,561	7,259
Current liabilities of discontinued operations	61	51,952
Total current liabilities	10,828	60,404
Income tax payable, non-current	2,001	1,682
Other non-current liabilities	295	192
Non-current liabilities of discontinued operations	—	6,210
Total liabilities	13,124	68,488
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; issued 36,135 and 34,959 shares, respectively	34	34
Additional paid-in capital	484,890	483,558
Accumulated deficit	(434,932)	(443,419)
Accumulated other comprehensive income, net of applicable tax	(399)	10,709
Treasury stock, 4,087 and 3,800 shares, respectively, at cost	(8,281)	(7,730)
Total stockholders' equity	41,312	43,152
Total liabilities and stockholders' equity	$54,436	$111,640

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$8,487	$(936)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	683	2,050
Provision for (recovery of) doubtful accounts	28	78
Provision for (benefit from) deferred income taxes	157	345
Stock-based compensation	1,332	937
Gain on sale of consolidated subsidiaries	(13,985)	—
Changes in assets and liabilities, net of effect of dispositions:
Decrease (increase) in accounts receivable	(9,964)	(7,596)
Decrease (increase) in prepaid and other assets	(202)	67
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4,358)	2,438
Increase (decrease) in accrued business reorganization	(502)	(1,129)
Net cash used in operating activities	(18,324)	(3,746)
Cash flows from investing activities:
Capital expenditures	(284)	(679)
Proceeds from sale of consolidated subsidiaries, net of cash and restricted cash sold	27,901	—
Net cash provided by (used in) investing activities	27,617	(679)
Cash flows from financing activities:
Borrowings under credit agreements	59,647	133,404
Repayments under credit agreements	(51,682)	(133,935)
Repayment of capital lease obligations	(27)	(69)
Purchase of treasury stock	(3)	(703)
Purchase of restricted stock from employees	(548)	(5)
Net cash provided by (used in) financing activities	7,387	(1,308)
Effect of exchange rates on cash, cash equivalents and restricted cash	179	1,045
Net increase (decrease) in cash, cash equivalents and restricted cash	16,859	(4,688)
Cash, cash equivalents, and restricted cash, beginning of the period	22,006	22,511
Cash, cash equivalents, and restricted cash, end of the period	$38,865	$17,823
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$(92)	$(312)
Cash received during the period for interest	$159	$—
Purchases of property and equipment in accounts payable	$(146)	$—
Net cash payments during the period for income taxes	$(141)	$(1,543)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock Outstanding		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Value
Balance at December 31, 2017	31,159	$34	$483,558	$(443,419)	$10,709	$(7,730)	$43,152
Net income (loss)	—	—	—	8,487	—	—	8,487
Other comprehensive income (loss), net of applicable tax	—	—	—	—	(11,108)	—	(11,108)
Purchase of treasury stock	(2)					(3)	(3)
Purchase of restricted stock from employees	(284)	—	—	—	—	(548)	(548)
Stock-based compensation	1,175		1,332	—	—	—	1,332
Balance at September 30, 2018	32,048	$34	$484,890	$(434,932)	$(399)	$(8,281)	$41,312

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

On January 1, 2018, we retroactively adopted ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Financial Accounting Standards Board (the "FASB") Emerging Issues Task Force)." This ASU requires the statements of cash flows to present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning of period and end of period amounts presented on the statements of cash flows. The retrospective application of this new accounting guidance resulted in a decrease of $201 in "Decrease (increase) in prepaid and other assets" in Net Cash used in Operating Activities, an increase of $1,189 in "Cash, Cash Equivalents, and Restricted Cash, beginning of the period," and an increase of $989 in "Cash, Cash Equivalents, and Restricted Cash, end of period" in our accompanying consolidated statement of cash flows for the nine months ended September 30, 2017 from what was previously presented in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2017.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting" ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award, and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. ASU 2017-09 is effective for all annual periods and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 on January 1, 2018. The adoption had no impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, "Customer Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." ("ASU 2018-15"), which requires implementation costs incurred by customers in a cloud computing arrangement to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in Accounting Standards Codification ("ASC") 350-40. The amendments in ASU 2018-15 are effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact to its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). This ASU requires a company to recognize lease assets and liabilities arising from operation leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

operating lease are substantially the same as the previous guidance. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements ("ASU 2018-11"). This ASU allows adoption of the standard as of the effective date without restating prior periods. The amendments in these ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We plan to adopt this ASU on January 1, 2019 and elect to not apply the recognition requirements to short-term leases and instead recognize the lease payments on a straight line basis over the lease term. We plan to complete our implementation plan during the fourth quarter of 2018 and report the results in our annual report.
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

We generally determine standalone selling prices based on the prices included in the client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Our estimated amounts of variable consideration subject to constraints are not material and we do not believe that there will be significant changes to our estimates.

We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transfer services. We do not have any material contract assets or liabilities as of and for the nine months ended September 30, 2018.

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

RPO Recruitment. We provide complete recruitment outsourcing, project-based outsourcing, and recruitment consulting for clients' permanent staff hires. We recognize revenue for our RPO recruitment over time in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. The transaction prices contains both fixed fee and variable usage based consideration. Variable usage based consideration is constrained by candidates accepting offers of permanent employment. We recognized revenue on the fixed fee as the performance obligations are satisfied and usage based fees as the constraint is lifted. We do not incur incremental costs to obtain our RPO recruitment contracts. The costs to fulfill these contracts are expensed as incurred.

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

	Three Months Ended September 30, 2018
	RPO Recruitment	RPO Contracting	Total
Revenue	$11,043	$6,084	$17,127
Direct costs (1)	699	5,547	6,246
Gross profit	$10,344	$537	$10,881

	Three Months Ended September 30, 2017
	RPO Recruitment	RPO Contracting	Total
Revenue	$11,193	$4,705	$15,898
Direct costs (1)	473	4,255	4,728
Gross profit	$10,720	$450	$11,170

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Nine Months Ended September 30, 2018
	RPO Recruitment	RPO Contracting	Total
Revenue	$34,428	$15,929	$50,357
Direct costs (1)	4,181	14,340	18,521
Gross profit	$30,247	$1,589	$31,836

	Nine Months Ended September 30, 2017
	RPO Recruitment	RPO Contracting	Total
Revenue	$32,249	$12,122	$44,371
Direct costs (1)	1,562	10,930	12,492
Gross profit	$30,687	$1,192	$31,879

(1)
Direct costs in RPO Contracting include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, rent, and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. The region where services are provided, the mix of RPO recruitment and RPO contracting, and the functional nature of the staffing services provided can affect gross profit. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included under the caption "Salaries and related" in the Condensed Consolidated Statement of Operations.

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

The following is a reconciliation of the gross proceeds to the net proceeds as presented in the statement of cash flows for the nine months ended September 30, 2018.

Gross proceeds	$38,960
Add: purchase price adjustments	149
Less: cash and restricted cash sold	(9,547)
Less: transaction costs	(1,642)
Net cash proceeds as presented in the statement of cash flows	$27,920

The divestiture generated a pre-tax gain of $13,985 for the nine months ended September 30, 2018, which includes a benefit of $10,819 reclassification adjustment relating to the net foreign currency translation gains previously included in accumulated other comprehensive income. The pre-tax gain is subject to adjustment for various purchase price adjustments.

The RTM businesses met the criteria for discontinued operations set forth in ASC 205 on March 31, 2018 subsequent to approval of the sale by our stockholders. The Company reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations and from segment results for all periods presented.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The carrying amounts of the classes of assets and liabilities from the RTM businesses included in discontinued operations were as follows:

	September 30, 2018	December 31, 2017
Cash	$—	$15,460
Accounts receivable	—	60,333
Prepaid and other current assets	—	3,737
Total current assets	—	79,530
Property and equipment, net	—	6,251
Deferred tax assets, non-current	—	6,080
Other assets, non-current	—	1,570
Total non-current assets	—	13,901
Total assets	$—	$93,431

Accounts payable	$—	$5,764
Accrued expenses and other current liabilities	61	39,108
Short-term borrowings	—	7,080
Total current liabilities	61	51,952
Total non-current liabilities	—	6,210
Total liabilities	$61	$58,162

Reported results for the discontinued operations by period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$102,210	$108,463	$290,733
Gross profit	—	36,075	38,663	106,124
Operating expenses:
Salaries and related	—	27,142	29,032	79,094
Other selling, general and administrative	—	7,938	8,355	22,255
Depreciation and amortization	—	618	680	1,812
Business reorganization	—	493	50	782
Operating income (loss)	—	(116)	546	2,181
Non-operating income (expense):
Interest income (expense), net	—	(107)	(88)	(310)
Other non-operating income (loss)	—	(102)	216	(440)
Income (Loss) from discontinued operations before taxes and gain (loss) on sale	—	(325)	674	1,431
Gain (loss) from sale of discontinued operations	(47)	—	13,985	—
Income (loss) from discontinued operations before income taxes	(47)	(325)	14,659	1,431
Provision (benefit) for income taxes	—	41	1,099	675
Income (loss) from discontinued operations	$(47)	$(366)	$13,560	$756

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Depreciation, capital expenditures, and significant operating and investment non cash items of the discontinued operations by period were as follows:

	Nine Months Ended September 30,
	2018	2017
Depreciation and amortization	$680	$1,812
Stock-based compensation expense	$233	$179
Capital expenditures	$284	$679

RTM Revenue Recognition

The Company's RTM businesses delivered permanent recruitment, contracting, and talent management solutions to its clients. The contracts have a single performance obligations and we recognized revenue from these services over time in an amount that reflects the consideration expected to be entitled to in exchange for our services. We do not incur incremental costs to obtain these contracts. The costs to fulfill these contracts were expensed as incurred. See Note 4 for additional information on the Company's revenue recognition policies.

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

Disaggregation of Revenue

The following table presents our disaggregated revenues from discontinued operations by revenue source.

	Three Months Ended September 30, 2018
	Permanent Recruitment	Contracting	Talent Management	Other	Total
Revenue	$—	$—	$—	$—	$—
Direct costs (1)	—	—	—	—	—
Gross profit	$—	$—	$—	$—	$—

	Three Months Ended September 30, 2017
	Permanent Recruitment	Contracting	Talent Management	Other	Total
Revenue	$20,590	$72,392	$8,680	$548	$102,210
Direct costs (1)	62	64,005	1,500	568	66,135
Gross profit	$20,528	$8,387	$7,180	$(20)	$36,075

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Nine Months Ended September 30, 2018
	Permanent Recruitment	Contracting	Talent Management	Other	Total
Revenue	$20,700	$76,615	$10,694	$454	$108,463
Direct costs (1)	190	67,980	1,225	405	69,800
Gross profit	$20,510	$8,635	$9,469	$49	$38,663

	Nine Months Ended September 30, 2017
	Permanent Recruitment	Contracting	Talent Management	Other	Total
Revenue	$59,742	$201,691	$27,656	$1,644	$290,733
Direct costs (1)	190	177,847	4,915	1,657	184,609
Gross profit	$59,552	$23,844	$22,741	$(13)	$106,124

(1)
Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. Other than reimbursed out-of-pocket expenses, there are no other direct costs associated with the Permanent Recruitment and Other categories. Gross profit represents revenue less direct costs. The region where services are provided, the mix of contracting, and permanent recruitment, and the functional nature of the staffing services provided can affect gross profit.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 6 – STOCK-BASED COMPENSATION
Incentive Compensation Plan
The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated May 24, 2016 (the "ISAP"), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. The Compensation Committee (the "Compensation Committee") of the Company’s Board of Directors (the "Board") will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. As determined by the Compensation Committee, equity awards also may be subject to immediate vesting upon the occurrence of certain events following a change in control of the Company. The Company primarily grants restricted stock and restricted stock units to its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On May 24, 2016, the Company's stockholders approved an amendment and restatement of the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 2,400,000 shares. As of September 30, 2018, there were 1,143,277 shares of the Company’s common stock available for future issuance under the ISAP.
The following table presents a summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the nine months ended September 30, 2018:

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

The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company's Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the nine months ended September 30, 2018, the Company granted 244,300 restricted stock units to its non-employee directors pursuant to the Director Plan. As of September 30, 2018, 1,118,084 restricted stock units are deferred.
For the three and nine months ended September 30, 2018 and 2017, the Company’s stock-based compensation expense related to stock options and restricted stock units were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$—	$—	$—	$—
Restricted stock units	458	229	1,332	937
Total	$458	$229	$1,332	$937

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.
As of September 30, 2018, the Company had no unrecognized stock-based compensation expense related to outstanding unvested stock options.
Changes in the Company’s stock options for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018		2017
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	100,000	$3.86	123,500	$6.16
Expired/forfeited	—	—	(23,500)	15.97
Options outstanding at September 30,	100,000	$3.86	100,000	$3.86
Options exercisable at September 30,	100,000	$3.86	100,000	$3.86

Restricted Stock Units
As of September 30, 2018, the Company had approximately $539 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 2.09 years. Restricted stock units have no voting or dividend rights until the awards are vested.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Changes in the Company’s restricted stock units for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018		2017
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	1,088,933	$1.16	480,000	$2.79
Granted	671,653	1.74	1,356,828	1.08
Shares earned above target (a)	244,855	1.00	—	—
Vested	(1,419,697)	1.25	(415,555)	1.47
Forfeited	(8,019)	1.00	(332,340)	2.79
Unvested restricted stock units at September 30,	577,725	$1.57	1,088,933	$1.16

(a)	The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

NOTE 7 – INCOME TAXES

Income Tax Provision

On December 22, 2017, the President of the U.S. signed into law the Tax Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 ("SAB-118"), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

The Company recorded a provisional amount of $0 tax payable with respect to the deemed mandatory repatriation of undistributed foreign earnings of foreign subsidiaries and the Company has elected to account for the global intangible low-taxed income ("GILTI") tax, if applicable, in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its condensed consolidated financial statements for the year ended December 31, 2017. On this basis, the net impact on tax expense provided in the Company’s condensed consolidated financial statements for the year ended December 31, 2017 related to the Tax Act is $0. The ultimate impact may differ from the provisional amounts due to additional analysis, changes in interpretations and assumptions, and additional regulatory guidance. The accounting under SAB-118 is expected to be completed during the fourth quarter of 2018. We do not believe potential adjustments in future periods will materially impact our financial condition or results of operations.

During the nine months ended September 30, 2018, the Company did not make any adjustments to its provisional amounts included in its condensed consolidated financial statements for the year ended December 31, 2017. Also, because the Company has not recognized tax benefits in its financial statements for U.S. tax losses, there is $0 tax impact of the inclusion of GILTI income as a period cost during the nine months ended September 30, 2018, however we continue to evaluate the provisions of the Tax Act for the intraperiod allocation of such taxes between continued and discontinued operations.

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
Effective Tax Rate
The provision for income taxes for the nine months ended September 30, 2018 was $393 on a pre-tax loss from continuing operations of $4,680, compared to a provision for income taxes of $850 on pre-tax loss from continuing operations of $842 for the same period in 2017. The Company’s effective income tax rate was negative 8.4% and 101.0% for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions. For the nine months ended September 30, 2017, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.
Uncertain Tax Positions
As of September 30, 2018 and December 31, 2017, the Company had $2,001 and $1,682, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate.
Accrued interest and penalties were $598 and $566 as of September 30, 2018 and December 31, 2017, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statement of Operations and totaled to a provision of $42 and $44 for the nine months ended September 30, 2018 and 2017, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of September 30, 2018, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2015
Majority of U.S. state and local jurisdictions	2013
Australia	2017
Belgium	2015
Canada	2014
Netherlands	2012
Switzerland	2013
United Kingdom	2017
Jurisdictions in Asia	2018
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of September 30, 2018, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $0 to $180 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

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
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings (loss) per share ("EPS"):
EPS - basic and diluted:
Income (loss) from continuing operations	$(0.02)	$(0.01)	$(0.15)	$(0.05)
Income (loss) from discontinued operations	—	(0.01)	0.41	0.02
Net income (loss)	$(0.03)	$(0.03)	$0.26	$(0.03)
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(823)	$(482)	$(5,073)	$(1,692)
Income (loss) from discontinued operations	(47)	(366)	13,560	756
Net income (loss)	$(870)	$(848)	$8,487	$(936)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	33,101	32,151	32,746	32,120
Common stock equivalents: stock options and restricted stock units (a)	—	—	—	—
Weighted average number of common stock outstanding - diluted	33,101	32,151	32,746	32,120

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2018 and 2017 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unvested restricted stock units	577,725	1,088,933	577,725	1,088,933
Stock options	100,000	100,000	100,000	100,000
Total	677,725	1,188,933	677,725	1,188,933

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 9 – CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents of continuing operations	$38,436	$5,580
Cash and cash equivalents of discontinuing operations	—	15,460
Restricted cash included in prepaid and other	77	112
Restricted cash, non-current	352	102
Restricted cash included in current assets of discontinued operations	—	183
Restricted cash included in non-current assets of discontinued operations	—	569
Total cash, cash equivalents, and restricted cash	$38,865	$22,006

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory, and other contingent liabilities. The legal reserves are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company had no reserves as of September 30, 2018 and December 31, 2017, respectively.
Departure of Certain Employees

As previously disclosed on July 6, 2018, the Company and David F. Kirby, the Company’s Senior Vice President, Treasury and Investor Relations, determined that Mr. Kirby would leave his positions with the Company effective July 27, 2018. In addition, the Company terminated the employment of its Corporate Counsel and Corporate Secretary effective June 29, 2018. As a result, during the three and nine months ended September 30, 2018 the Company recognized severance expense of $0 and $601 for the two corporate employees classified within salaries and related expense in the Company's Condensed Consolidated Statement of Operations.

As previously disclosed, on April 1, 2018, Stephen A. Nolan gave notice to the Company's Board of his resignation as Chief Executive Officer and a director of the Company effective as of April 1, 2018. On April 1, 2018, following the resignation of Mr. Nolan, the Board appointed Jeffrey E. Eberwein, the Chairman of the Board, as Chief Executive Officer, and Richard K. Coleman, Jr., a director of the Company, as the Chairman of the Board. As a result, during the three and nine months

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

ended September 30, 2018 the Company recognized additional compensation expense of $0 and $2,024, respectively to its former Chief Executive Officer classified within salaries and related expense in the Company's Condensed Consolidated Statement of Operations.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of applicable tax, consisted of the following:

	September 30,	December 31,
	2018	2017
Foreign currency translation adjustments	$(399)	$10,671
Pension plan obligations	—	38
Accumulated other comprehensive income (loss)	$(399)	$10,709

NOTE 12 – STOCKHOLDERS' EQUITY

On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the three and nine months ended September 30, 2018, the Company repurchased 0 and 2,200 shares on the open market for $0 and $3. As of September 30, 2018, under the July 30, 2015 authorization, the Company had repurchased 3,641,605 shares for a total cost of $7,374.

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

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended September 30, 2018
Total revenue	$3,590	$9,306	$4,231	$—	$—	$17,127
Total gross profit	$2,990	$5,741	$2,150	$—	$—	$10,881
EBITDA (loss) (a)	$87	$460	$(226)	$(1,133)	$—	$(812)
Depreciation and amortization	—	—	1	—	—	1
Intercompany interest income (expense), net	—	(105)	—	105	—	—
Interest income (expense), net	—	—	—	102	—	102
Income (loss) from continuing operations before income taxes	$87	$355	$(227)	$(926)	$—	$(711)

For The Nine Months Ended September 30, 2018
Total revenue	$10,799	$27,731	$11,827	$61	$(61)	$50,357
Total gross profit	$9,039	$16,423	$6,374	$—	$—	$31,836
EBITDA (loss) (a)	$303	$1,511	$(176)	$(6,477)	$—	$(4,839)
Depreciation and amortization	—	—	3	—	—	3
Intercompany interest income (expense), net	—	(212)	—	212	—	—
Interest income (expense), net	—	—	—	162	—	162
Income (loss) from continuing operations before income taxes	$303	$1,299	$(179)	$(6,103)	$—	$(4,680)

As of September 30, 2018
Accounts receivable, net	$2,428	$7,653	$4,419	$—	$—	$14,500
Long-lived assets, net of accumulated depreciation and amortization (b)	$51	$41	$56	$9	$—	$157
Total assets	$4,511	$11,230	$8,689	$30,006	$—	$54,436

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended September 30, 2017
Total revenue	$4,091	$8,081	$3,773	$—	$(47)	$15,898
Total gross profit	$3,711	$5,173	$2,286	$—	$—	$11,170
EBITDA (loss) (a)	$483	$1,379	$315	$(2,118)	$—	$59
Depreciation and amortization	—	—	—	79	$—	79
Interest income (expense), net	—	—	—	(3)	$—	(3)
Income (loss) from continuing operations before income taxes	$483	$1,379	$315	$(2,200)	$—	$(23)

For The Nine Months Ended September 30, 2017
Total revenue	$12,566	$21,240	$10,612	$—	$(47)	$44,371
Total gross profit	$11,274	$14,084	$6,521	$—	$—	$31,879
Business reorganization	$(91)	$—	$1	$(22)	$—	$(112)
EBITDA (loss) (a)	$1,117	$3,173	$868	$(5,755)	$—	$(597)
Depreciation and amortization	2	—	—	236	—	238
Interest income (expense), net	—	—	—	(7)	—	(7)
Income (loss) from continuing operations before income taxes	$1,115	$3,173	$868	$(5,998)	$—	$(842)

As of September 30, 2017
Accounts receivable, net	$2,436	$4,919	$3,762	$—	$—	$11,117
Long-lived assets, net of accumulated depreciation and amortization (b)	$—	$—	$1	$130	$—	$131
Total assets	$6,317	$5,247	$4,858	$2,225	$—	$18,647

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the three and nine months ended September 30, 2018 and 2017 and long-lived assets and net assets by geographic area as of September 30, 2018 and 2017, presented net of discontinued operations, were as follows:

	United Kingdom	Australia	United States	Other	Total
For The Three Months Ended September 30, 2018
Revenue (a)	$4,194	$7,026	$3,295	$2,612	$17,127
For The Three Months Ended September 30, 2017
Revenue (a)	$3,023	$6,726	$3,860	$2,289	$15,898
For The Nine Months Ended September 30, 2018
Revenue (a)	$11,558	$23,141	$10,110	$5,548	$50,357
For The Nine Months Ended September 30, 2017
Revenue (a)	$8,322	$17,562	$11,907	$6,580	$44,371
As of September 30, 2018
Long-lived assets, net of accumulated depreciation and amortization (b)	$48	$36	$68	$5	$157
Net assets	$3,713	$3,485	$28,486	$5,688	$41,372
As of September 30, 2017
Long-lived assets, net of accumulated depreciation and amortization (b)	$—	$—	$130	$1	$131
Net assets	$1,574	$1,587	$2,829	$2,786	$8,776

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.
(b) Comprised of property and equipment. Corporate assets are included in the United States.

NOTE 14 – SUBSEQUENT EVENTS

Stockholder Rights Plan

On October 15, 2018, the Company’s Board declared a dividend to the Company’s stockholders of record as of the close of business on October 25, 2018 (the "Record Date"), for each outstanding share of the Company’s common stock, par value $0.001 per share ("Common Stock"), of one right (a "Right") to purchase one one-hundredth of a share of a new series of participating preferred stock of the Company. The terms of the Rights are set forth in the Rights Agreement, dated as of October 15, 2018 (the "Rights Agreement"), by and between the Company and Computershare Trust Company, N.A., as rights agent.

The Board entered into the Rights Agreement in an effort to preserve the value of the Company’s significant U.S. net operating loss carryforwards ("NOLs") and other tax benefits. The Company’s ability to utilize its NOLs may be substantially limited if the Company experiences an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an "ownership change" would occur if the percentage of the Company’s ownership by one or more "5-percent shareholders" (as defined in the Code) increases by more than 50 percent over the lowest percentage owned by such stockholders at any time during the prior three years. The Rights Agreement is designed to preserve the Company’s tax benefits by deterring transfers of Common Stock that could result in an "ownership change" under Section 382 of the Code.

The Rights Agreement replaces the Company’s prior rights agreement designed to preserve the value of the Company’s NOLs, which was approved by stockholders in 2015 and expired in accordance with its terms in January 2018. The Company also has a provision in its Amended and Restated Certificate of Incorporation (the "Charter Provision") which generally prohibits transfers of its common stock that could result in an ownership change. The Company believes that in light of the significant amount of the NOLs, it is advisable to adopt the Rights Agreement in addition to the Charter Provision. In

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

general terms, the Rights Agreement imposes a significant penalty upon any person or group that acquires beneficial ownership (as defined under the Rights Agreement) of 4.99% or more of the outstanding Common Stock without the prior approval of the Board (an "Acquiring Person"). Any Rights held by an Acquiring Person are void and may not be exercised. The Company intends to seek stockholder approval of the Rights Agreement at the Company’s 2019 annual meeting of stockholders.
If the Rights become exercisable, each Right would allow its holder to purchase from the Company one one-hundredth of a share of the Company’s Series B Junior Participating Preferred Stock ("Series B Preferred Stock") for a purchase price of $3.50. Each fractional share of Series B Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of Common Stock. Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation rights.

The Rights will not be exercisable until the earlier of (i) 10 days after a public announcement by the Company that a person or group has become an Acquiring Person; and (ii) 10 business days (or a later date determined by the Board) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an Acquiring Person.

Until the date that the Rights become exercisable (the "Distribution Date"), Common Stock certificates will also evidence the Rights and will contain a notation to that effect. Any transfer of shares of Common Stock prior to the Distribution Date will constitute a transfer of the associated Rights. After the Distribution Date, the Rights will separate from the Common Stock and be evidenced by Right certificates, which the Company will mail to all holders of Rights that have not become void. After the Distribution Date, if a person or group already is or becomes an Acquiring Person, all holders of Rights, except the Acquiring Person, may exercise their Rights upon payment of the purchase price to purchase shares of Common Stock (or other securities or assets as determined by the Board) with a market value of two times the purchase price (a "Flip-in Event"). After the Distribution Date, if a Flip-in Event has already occurred and the Company is acquired in a merger or similar transaction, all holders of Rights, except the Acquiring Person, may exercise their Rights upon payment of the purchase price, to purchase shares of the acquiring or other appropriate entity with a market value of two times the purchase price of the Rights. Rights may be exercised to purchase Series B Preferred Stock only after the Distribution Date occurs and prior to the occurrence of a Flip-in Event as described above. A Distribution Date resulting from the commencement of a tender offer or an exchange offer as described in the second bullet point above could precede the occurrence of a Flip-in Event, in which case the Rights could be exercised to purchase Series B Preferred Stock. A Distribution Date resulting from any occurrence described in the first bullet point above would necessarily follow the occurrence of a Flip-in Event, in which case the Rights could be exercised to purchase shares of Common Stock (or other securities or assets) as described above.

The Rights Agreement grants discretion to the Board to designate a person as an "Exempt Person" or to designate a transaction involving Common Stock as an "Exempt Transaction." An "Exempt Person" cannot become an Acquiring Person under the Rights Agreement. The Board can revoke an "Exempt Person" designation if it subsequently makes a contrary determination regarding whether a transaction by such person may jeopardize the availability of the Company’s tax benefits.
The Rights will expire on the earliest of (i) October 15, 2021, the third anniversary of the date on which the Board authorized and declared a dividend of the Rights, or such earlier date as of which the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s tax benefits, (ii) the time at which the Rights are redeemed, (iii) the time at which the Rights are exchanged, (iv) the effective time of the repeal of Section 382 of the Code if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s tax benefits, (v) the first day of a taxable year to which the Board determines that no NOLs or other tax benefits may be carried forward, and (vi) the day following the certification of the voting results of the Company’s 2019 annual meeting of stockholders, if stockholder ratification of the adoption of the Rights Agreement has not been obtained prior to that date.

The Board may redeem all (but not less than all) of the Rights for a redemption price of $0.001 per Right at any time before the later of the Distribution Date and the date of the first public announcement or disclosure by the Company that a person or group has become an Acquiring Person. Once the Rights are redeemed, the right to exercise the Rights will terminate, and the only right of the holders of such Rights will be to receive the redemption price. The redemption price will be adjusted if the Company declares a stock split or issues a stock dividend on Common Stock. After the later of the Distribution Date and the date of the first public announcement by the Company that a person or group has become an Acquiring Person, but before an Acquiring Person owns 50% or more of the outstanding Common Stock, the Board may exchange each Right (other than Rights that have become void) for one share of Common Stock or an equivalent security.

The Board may adjust the purchase price of the Series B Preferred Stock, the number of shares of Series B Preferred Stock issuable and the number of outstanding Rights to prevent dilution that may occur as a result of certain events, including,

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

among others, a stock dividend, a stock split or a reclassification of the Series B Preferred Stock or Common Stock. No adjustments to the purchase price of less than one percent will be made.

Before the time the Rights cease to be redeemable, the Board may amend or supplement the Rights Agreement without the consent of the holders of the Rights, except that no amendment may decrease the redemption price below $0.001 per Right. At any time thereafter, the Board may amend or supplement the Rights Agreement to cure an ambiguity, to alter time period provisions, to correct inconsistent provisions or to make any additional changes to the Rights Agreement, but only to the extent that those changes do not impair or adversely affect the interests of the holders of Rights and do not result in the Rights again becoming redeemable. The limitations on the Board’s ability to amend the Rights Agreement does not affect the Board’s power or ability to take any other action that is consistent with its fiduciary duties, including, without limitation, accelerating or extending the expiration date of the Rights, or making any amendment to the Rights Agreement that is permitted by the Rights Agreement or adopting a new rights agreement with such terms as the Board determines in its sole discretion to be appropriate.

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

Executive Overview

On March 31, 2018, the Company completed the sale of its recruitment and talent management ("RTM") businesses in Belgium, Europe (excluding Belgium), and Asia Pacific ("APAC") in separate transactions to Value Plus NV, Morgan Philips Group S.A., and Apache Group Holdings Pty Limited, respectively. The proceeds from the sale were $39.0 million, or $27.9 million net of cash and restricted cash sold of $9.5 million, and transaction costs of $1.6 million. Debt assumed in the Sales Transactions by the buyers was $17.6 million.

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

This MD&A discusses the results of the Company’s RPO businesses for three and nine months ended September 30, 2018 and 2017, and excludes the results of the Company’s RTM businesses, which, as discussed in Note 5 to the Condensed Consolidated Financial Statements are reported in discontinued operations.

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
Financial Performance
The Company achieved mixed financial performance for the third quarter of 2018 in the markets in which it operates. On a constant currency basis, for the three months ended September 30, 2018, revenue increased by $1.8 million, or 11.6%, and gross profit remained flat, compared to the same period in 2017.
    The changes in revenue were driven by strong results in Asia Pacific and Europe partially offset by a decline in the Americas.

The following is a summary of the highlights for the three and nine months ended September 30, 2018 and 2017. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment.

•	Revenue was $17.1 million for the three months ended September 30, 2018, compared to $15.9 million for the same period in 2017, an increase of $1.2 million, or 7.7%.

◦
On a constant currency basis, the Company's revenue increased $1.8 million, or 11.6%, due to an increase of $1.6 million in RPO contracting revenue (up 36.1% compared to the same period in 2017) and $0.2 million in RPO recruitment revenue (up 9.5% compared to the same period in 2017).

•	Revenue was $50.4 million for the nine months ended September 30, 2018, compared to $44.4 million for the same period in 2017, an increase of $6.0 million, or 13.5%.

◦
On a constant currency basis, the Company's revenue increased $5.6 million, or 12.5%, due to an increase of $3.7 million in RPO contracting revenue (up 30.6% compared to the same period in 2017) and $1.8 million in RPO recruitment revenue (up 33.1% compared to the same period in 2017).

•	Gross profit was $10.9 million for the three months ended September 30, 2018, compared to $11.2 million for the same period in 2017, a decrease of $0.3 million, or 2.6%.

◦
On a constant currency basis, gross profit remained flat due to a decrease of $0.1 million in RPO recruitment gross profit partially offset by an increase of $0.1 million in RPO contracting gross profit (up 27.0% compared to the same period in 2017).

•	Gross profit was $31.8 million for the nine months ended September 30, 2018, compared to $31.9 million for the same period in 2017, a decrease of $0.0 million, or 0.1%.

◦
On a constant currency basis, gross profit decreased $0.4 million, or 1.1%, mainly due to a decrease of $0.8 million in RPO recruitment gross profit (down 2.4% compared to the same period in 2017) partially offset by an increase of $0.4 million in RPO contracting gross profit (up 33.6% compared to the same period in 2017).

•
Selling, general and administrative expenses and other non-operating income (expense) ("SG&A and Non-Op") were $11.7 million for the three months ended September 30, 2018, compared to $11.1 million for the same period in 2017, an increase of $0.6 million, or 5.2%.

◦
On a constant currency basis, SG&A and Non-Op increased $0.8 million, or 7.5%. SG&A and Non-Op, as a percentage of revenue, were 68.3% for the three months ended September 30, 2018, compared to 70.9% for the same period in 2017.

Index

•	SG&A and Non-Op were $36.7 million for the nine months ended September 30, 2018, compared to $32.6 million for the same period in 2017, an increase of $4.1 million, or 12.5%.

◦
On a constant currency basis, SG&A and Non-Op increased $3.8 million, or 11.4%. SG&A and Non-Op, as a percentage of revenue, were 72.8% for the nine months ended September 30, 2018, compared to 73.5% for the same period in 2017. The increase in principally due to additional compensation expense for the Company's former Chief Executive Officer and two additional Executives (see Note 10).

•	There was no business reorganization for the three months ended September 30, 2018 and 2017.

•	Business reorganization was $0.0 million for the nine months ended September 30, 2018, compared to a credit of $0.1 million for the same period in 2017.

•
EBITDA loss was $0.8 million for the three months ended September 30, 2018, compared to EBITDA of $0.1 million for the same period in 2017, an increase in EBITDA loss of $0.9 million. On a constant currency basis, EBITDA loss increased $0.8 million.

•
EBITDA loss was $4.8 million for the nine months ended September 30, 2018, compared to EBITDA loss of $0.6 million for the same period in 2017, an increase in EBITDA loss of $4.2 million. On a constant currency basis, EBITDA loss increased $4.2 million.

•
Net loss was $0.9 million for the three months ended September 30, 2018, compared to net loss of $0.8 million for the same period in 2017, an increase in in net loss of $0.0 million. On a constant currency basis, net loss decreased $0.1 million.

•
Net income was $8.5 million for the nine months ended September 30, 2018, compared to net loss of $0.9 million for the same period in 2017, an increase in net income of $9.4 million. On a constant currency basis, net income increased $9.5 million.

Constant Currency
The Company operates on a global basis, with the majority of its gross profit generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect the Company's results of operations. For the discussion of reportable segment results of operations, the Company uses constant currency information. Constant currency compares financial results between periods as if exchange rates had remained constant period-over-period. The Company defines the term "constant currency" to mean that financial data for a previously reported period are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the current period. The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends. Changes in foreign currency exchange rates generally impact only reported earnings.
Changes in revenue, gross profit, SG&A and Non-Op, business reorganization, operating income (loss), net income (loss), and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and nine months ended September 30, 2018 and 2017.

Index

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017			2018	2017
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Hudson Americas	$3,590	$4,043	$(6)	$4,037	$10,799	$12,519	$12	$12,531
Hudson Asia Pacific	9,306	8,081	(525)	7,556	27,731	21,240	(227)	21,013
Hudson Europe	4,231	3,774	(23)	3,751	11,827	10,612	624	11,236
Total	$17,127	$15,898	$(554)	$15,344	$50,357	$44,371	$409	$44,780
Gross profit:
Hudson Americas	$2,990	$3,667	$(6)	$3,661	$9,039	$11,239	$11	$11,250
Hudson Asia Pacific	5,741	5,173	(303)	4,870	16,423	14,084	(88)	13,996
Hudson Europe	2,150	2,330	(32)	2,298	6,374	6,556	389	6,945
Total	$10,881	$11,170	$(341)	$10,829	$31,836	$31,879	$312	$32,191
SG&A and Non-Op (a):
Hudson Americas	$2,902	$3,229	$4	$3,233	$8,734	$10,247	$26	$10,273
Hudson Asia Pacific	5,280	3,795	(228)	3,567	14,906	10,910	(48)	10,862
Hudson Europe	2,378	1,968	(11)	1,957	6,559	5,652	348	6,000
Corporate	1,132	2,119	—	2,119	6,476	5,779	—	5,779
Total	$11,692	$11,111	$(235)	$10,876	$36,675	$32,588	$326	$32,914
Operating income (loss):
Hudson Americas	$300	$558	$(10)	$548	$775	$1,333	$(10)	$1,323
Hudson Asia Pacific	708	1,486	(80)	1,406	2,181	3,478	(44)	3,434
Hudson Europe	(53)	408	(7)	401	178	1,079	50	1,129
Corporate	(1,696)	(2,453)	—	(2,453)	(7,792)	(6,654)	—	(6,654)
Total	$(741)	$(1)	$(97)	$(98)	$(4,658)	$(764)	$(4)	$(768)
Net income (loss), consolidated	$(870)	$(848)	$(108)	$(956)	$8,487	$(936)	$(68)	$(1,004)
EBITDA (loss) from continuing operations (b):
Hudson Americas	$87	$483	$(12)	$471	$303	$1,117	$(14)	$1,103
Hudson Asia Pacific	460	1,379	(73)	1,306	1,511	3,173	(39)	3,134
Hudson Europe	(226)	315	(23)	292	(176)	865	23	888
Corporate	(1,133)	(2,118)	—	(2,118)	(6,477)	(5,752)	—	(5,752)
Total	$(812)	$59	$(108)	$(49)	$(4,839)	$(597)	$(30)	$(627)

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2018	2017	2018	2017
Net income (loss)	$(870)	$(848)	$8,487	$(936)
Adjustment for income (loss) from discontinued operations, net of income taxes	(47)	(366)	13,560	756
Income (loss) from continuing operations	$(823)	$(482)	$(5,073)	$(1,692)
Adjustments to net income (loss) from continuing operations
Provision for (benefit from) income taxes	112	459	393	850
Interest income (expense), net	102	(3)	162	(7)
Depreciation and amortization expense	1	79	3	238
Total adjustments from net income (loss) to EBITDA (loss)	11	541	234	1,095
EBITDA (loss) from continuing operations	$(812)	$59	$(4,839)	$(597)

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Revenue	$3.6	$4.0	$(0.5)	(11.2)%	$10.8	$12.5	$(1.7)	(13.7)%

For the three months ended September 30, 2018, RPO recruitment revenue decreased by $0.8 million, or 21.7%, partially offset by an increase in RPO contracting revenue of $0.3 million, or 117.6%. The decrease in RPO recruitment revenue was due to the loss of a global contract in September 2017 and lower demand from other clients partially offset by new business.

For the nine months ended September 30, 2018, RPO recruitment revenue decreased $2.5 million, or 21.6%, as compared to the same period in 2017, partially offset by an increase in RPO contracting revenue of $0.7 million, or 76.5%. The decrease in RPO recruitment revenue was due to the same factors noted above.
Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Gross profit	$3.0	$3.7	$(0.7)	(18.5)%	$9.0	$11.2	$(2.2)	(19.6)%
Gross profit as a percentage of revenue	83.3%	90.7%	N/A	N/A	83.7%	89.8%	N/A	N/A

For the three months ended September 30, 2018, RPO recruitment gross profit decreased $0.8 million, or 22.1%, partially offset by an increase in RPO contracting of $0.1 million, as compared to the same period in 2017. The decline in RPO recruitment gross profit was due to the same factors noted above for revenue.

For the nine months ended September 30, 2018, RPO recruitment gross profit decreased $2.4 million, or 21.7%, partially offset by an increase in RPO contracting of $0.2 million as compared to the same period in 2017. The decline in RPO recruitment gross profit was due to the same factors noted above for revenue.

For the three months ended September 30, 2018, total gross profit as a percentage of revenue was 83.3%, as compared to 90.7% for the same period in 2017. For the nine months ended September 30, 2018, total gross profit as a percentage of revenue was 83.7%, as compared to 89.8% for the same period in 2017. The decrease in total gross profit as a percentage of revenue was attributed to the lower mix of RPO recruitment to RPO contracting gross profit in 2018 as compared to 2017.

Index

SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
SG&A and Non-Op	$2.9	$3.2	$(0.3)	(10.1)%	$8.7	$10.2	$(1.5)	(14.8)%
SG&A and Non-Op as a percentage of revenue	80.8%	79.9%	N/A	N/A	80.9%	81.9%	N/A	N/A

For the three months ended September 30, 2018, SG&A and Non-Op decreased $0.3 million, or 10.1%, as compared to the same period in 2017 due to lower costs of service delivery teams.
For the nine months ended September 30, 2018, SG&A and Non-Op decreased $1.5 million, or 14.8%, as compared to the same period in 2017 due to the same factors noted above.
Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Hudson Americas
Operating income (loss)	$0.3	$0.6	$(0.3)	(46.2)%	$0.8	$1.3	$(0.6)	(41.9)%
EBITDA (loss)	$0.1	$0.5	$(0.4)	(82.0)%	$0.3	$1.1	$(0.8)	(72.9)%
EBITDA (loss) as a percentage of revenue	2.4%	11.9%	N/A	N/A	2.8%	8.9%	N/A	N/A

For the three months ended September 30, 2018, EBITDA was $0.1 million, or 2.4% of revenue, as compared to EBITDA of $0.5 million, or 11.9% of revenue, for the same period in 2017. For the nine months ended September 30, 2018, EBITDA was $0.3 million, or 2.8% of revenue, as compared to EBITDA of $1.1 million, or 8.9% of revenue, for the same period in 2017. The decrease in EBITDA for the three and nine months ended September 30, 2018 was principally due to declines in gross profit partially offset by the decrease in SG&A and Non-Op.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Revenue	$9.3	$7.6	$1.8	23.2%	$27.7	$21.0	$6.7	32.0%

For the three months ended September 30, 2018, RPO contracting revenue and RPO recruitment revenue increased$0.9 million and $0.8 million, or 33.4% and 17.2%, respectively, as compared to the same period in 2017. The increase in revenue was driven by strong results in both Australia and Asia.

In Australia, revenue increased $0.8 million, or 13.0%, for the three months ended September 30, 2018, as compared to the same period in 2017. The increase was in both RPO contracting and RPO recruitment which increased $0.6 million and $0.2 million, or 20.6% and 7.0%, respectively, for the three months ended September 30, 2018, as compared to the same period in 2017. The increase in RPO revenue for the three months ended September 30, 2018 was due to the implementation of new client contracts won in 2017 and higher volume from existing clients, as compared to 2017.

In Asia, revenue increased $0.9 million, or 70.3%, for the three months ended September 30, 2018, as compared to the same period in 2017. The increase for the three months ended September 30, 2018 was due to implementation of new client contracts, as compared to 2017.

For the nine months ended September 30, 2018, RPO recruitment and RPO contracting revenue increased $4.5 million and $2.2 million, or 32.7% and 30.5%, respectively, as compared to the same period in 2017.

In Australia, revenue increased $5.9 million, or 34.0%, for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase was in both RPO recruitment and RPO contracting revenue, which increased $4.1 million and $1.8 million, or 40.5% and 25.0%, respectively, for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase in revenue for the nine months ended September 30, 2018 were a result of the same factors noted above.

In Asia, revenue increased $0.8 million, or 22.5%, for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase in revenue for the nine months ended September 30, 2018 were a result of the same factors noted above.
Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Gross profit	$5.7	$4.9	$0.9	17.9%	$16.4	$14.0	$2.4	17.3%
Gross profit as a percentage of revenue	61.7%	64.5%	N/A	N/A	59.2%	66.6%	N/A	N/A

For the three months ended September 30, 2018, RPO recruitment gross profit increased $0.9 million or 19.2%, as compared to the same period in 2017. The increase in gross profit was driven by strong results in both Australia and Asia.

In Australia, gross profit increased $0.3 million, or 8.5%, for the three months ended September 30, 2018, as compared to the same period in 2017. The increase was in RPO recruitment gross profit which increased $0.3 million or 10.2% for the three months ended September 30, 2018, as compared to the same period in 2017.

Index

In Asia, gross profit increased $0.6 million, or 43.0%, for the three months ended September 30, 2018, as compared to the same period in 2017.

For the nine months ended September 30, 2018, RPO recruitment and RPO contracting gross profit increased $2.3 million and $0.2 million, or 17.3% and 18.4%, respectively, as compared to the same period in 2017.

In Australia, gross profit increased $2.0 million or 19.2%, for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase was primarily in RPO recruitment gross profit which increased $1.9 million, or 19.8%, for the nine months ended September 30, 2018, as compared to the same period in 2017.

In Asia, gross profit increased $0.4 million or 12.2%, for the nine months ended September 30, 2018, as compared to the same period in 2017.

Total gross profit as a percentage of revenue was 61.7% for the three months ended September 30, 2018, as compared to 64.5% for the same period in 2017. Total gross profit as a percentage of revenue was 59.2% for the nine months ended September 30, 2018, as compared to 66.6% for the same period in 2017. The decrease in total gross profit as a percentage of revenue for the three and nine months ended September 30, 2018 resulted from an increase in contractor costs incurred in the delivery of RPO recruitment as compared to the same periods in 2017.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$5.3	$3.6	$1.7	48.0%	$14.9	$10.9	$4.0	37.2%
SG&A and Non-Op as a percentage of revenue	56.7%	47.2%	N/A	N/A	53.8%	51.7%	N/A	N/A

For the three months ended September 30, 2018, SG&A and Non-Op increased $1.7 million, or 48.0%, as compared to the same period in 2017. The increase was primarily due to higher consultant staff costs and allocated support costs partially due to the reclassification of prior year allocated support costs to discontinued operations. For the nine months ended September 30, 2018, SG&A and Non-Op increased $4.0 million, or 37.2%, as compared to the same period in 2017. The increase was primarily due to the reason stated above.

For the three months ended September 30, 2018, SG&A and Non-Op, as a percentage of revenue, was 56.7%, as compared to 47.2% for the same period in 2017. The increase in SG&A and Non-Op, as a percentage of revenue, was principally due to the factors noted above.

For the nine months ended September 30, 2018, SG&A and Non-Op, as a percentage of revenue, was 53.8%, as compared to 51.7% for the same period in 2017. The increase in SG&A and Non-Op, as a percentage of revenue, was principally due to the factors noted above.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Asia Pacific
Operating income (loss)	$0.7	$1.4	$(0.7)	(49.6)%	$2.2	$3.4	$(1.3)	(36.5)%
EBITDA (loss)	$0.5	$1.3	$(0.8)	(64.8)%	$1.5	$3.1	$(1.6)	(51.8)%
EBITDA (loss) as a percentage of revenue	4.9%	17.3%	N/A	N/A	5.4%	14.9%	N/A	N/A

Index

For the three months ended September 30, 2018, EBITDA was $0.5 million, or 4.9% of revenue, as compared to EBITDA of $1.3 million, or 17.3% of revenue, for the same period in 2017. For the nine months ended September 30, 2018, EBITDA was $1.5 million, or 5.4% of revenue, as compared to EBITDA of $3.1 million, or 14.9% of revenue, for the same period in 2017. The decrease in EBITDA for the three and nine months ended September 30, 2018 was principally due to the increase in SG&A and Non-Op, partially offset by an increase in gross profit.
For the three months ended September 30, 2018, operating income was $0.7 million, as compared to operating income of $1.4 million for the same period in 2017. For the nine months ended September 30, 2018, operating income was $2.2 million, as compared to operating income of $3.4 million for the same period in 2017. The difference between operating income and EBITDA for the three and nine months ended September 30, 2018 and 2017 was principally due to corporate management fees, foreign currency gains and losses, and depreciation.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Revenue	$4.2	$3.8	$0.5	12.8%	$11.8	$11.2	$0.6	5.3%

For the three months ended September 30, 2018, RPO contracting revenue and RPO recruitment revenue increased by $0.4 million and $0.2 million, or 25.4% and 7.2% as compared to the same period in 2017.

In the U.K., for the three months ended September 30, 2018, revenue increased by $1.2 million, or 39.3%, to $4.2 million, from $3.0 million for the same period in 2017. For the three months ended September 30, 2018, the change in the U.K. was driven by an increase in RPO recruitment and RPO contracting revenue of $0.8 million and $0.4 million, or 49.9% or 25.4%, respectively, as compared to the same period in 2017. The increase in revenue for the three months ended September 30, 2018 was due to higher demand from existing clients and the implementation of new client contracts.

In Continental Europe, total revenue was $0.0 million for the three months ended September 30, 2018, as compared to $0.7 million for the same period in 2017, a decrease of $0.7 million, or 95.1%. The decrease in revenue for the three months ended September 30, 2018 was due to the loss of a global contract in September 2017.

For the nine months ended September 30, 2018, RPO contracting increased $0.8 million, or 19.8%, partially offset by a decrease in RPO recruitment of $0.2 million, or 2.2%, as compared to the same period in 2017.

In the U.K., for the nine months ended September 30, 2018, revenue increased by $2.8 million, or 31.4%, to $11.6 million, from $8.8 million for the same period in 2017. For the nine months ended September 30, 2018, the increase in the U.K. was driven by an increase in RPO recruitment and RPO contracting revenue of $1.9 million and $0.8 million, or 39.7% or 19.8%, respectively, as compared to the same period in 2017.

In Continental Europe, total revenue was $0.3 million for the nine months ended September 30, 2018, as compared to $2.4 million for the same period in 2017, a decrease of $2.2 million, or 89.0%. The decrease in revenue for the nine months ended September 30, 2018 was due to the same factor noted above.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Gross profit	$2.2	$2.3	$(0.1)	(6.4)%	$6.4	$6.9	$(0.6)	(8.2)%
Gross profit as a percentage of revenue	50.8%	61.3%	N/A	N/A	53.9%	61.8%	N/A	N/A

For the three months ended September 30, 2018, RPO recruitment gross profit decreased $0.1 million, or 6.6%, as compared to the same period in 2017.

In the U.K., total gross profit for the three months ended September 30, 2018 increased $0.5 million, or 30.0%, as compared to the same period in 2017. The increase in the U.K. was driven by an increase in RPO recruitment gross profit of $0.5 million, or 28.7%, as compared to the same period in 2017.

In Continental Europe, for the three months ended September 30, 2018, total gross profit decreased $0.6 million, or 94.5%, as compared to the same period in 2017. The decline was due to the same factor noted above.

Index

For the nine months ended September 30, 2018, RPO recruitment gross profit decreased by $0.6 million, or 8.8%, as compared to the same period in 2017.

In the U.K., total gross profit for the nine months ended September 30, 2018 increased $1.3 million, or 26.6%, as compared to the same period in 2017. The change in the U.K. was driven by an increase in RPO recruitment of $1.2 million, or 25.8%, as compared to the same period in 2017.

In Continental Europe, for the nine months ended September 30, 2018, total gross profit decreased $1.8 million, or 87.3%, as compared to the same period in 2017. The decline was due to the same factor noted above.

SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$2.4	$2.0	$0.4	21.5%	$6.6	$6.0	$0.6	9.3%
SG&A and Non-Op as a percentage of revenue	56.2%	52.2%	N/A	N/A	55.5%	53.4%	N/A	N/A

For the three months ended September 30, 2018, SG&A and Non-Op increased $0.4 million, or 21.5%, as compared to the same period in 2017. The increase in SG&A and Non-Op was a result of an increase in support costs partially due to the reclassification of prior year allocated support costs to discontinued operations.

For the nine months ended September 30, 2018, SG&A and Non-Op increased $0.6 million, or 9.3%, as compared to the same period in 2017. The increase in SG&A and Non-Op was due to the same factor noted above.

For the three months ended September 30, 2018, SG&A and Non-Op, as a percentage of revenue, was 56.2%, as compared to 52.2% for the same period in 2017. For the nine months ended September 30, 2018, SG&A and Non-Op, as a percentage of revenue, was 55.5%, as compared to 53.4% for the same period in 2017. The increase in SG&A and Non-Op, as a percentage of revenue, for the three and nine months ended September 30, 2018 was primarily due to the same factor noted above.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in amount	Change in %	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Hudson Europe
Operating income (loss)	$(0.1)	$0.4	$(0.5)	N/A	$0.2	$1.1	$(1.0)	(84.2)%
EBITDA (loss)	$(0.2)	$0.3	$(0.5)	N/A	$(0.2)	$0.9	$(1.1)	N/A
EBITDA (loss) as a percentage of revenue	(5.3)%	7.8%	N/A	N/A	(1.5)%	7.9%	N/A	N/A

For the three months ended September 30, 2018, EBITDA loss was $0.2 million, or 5.3% of revenue, as compared to EBITDA of $0.3 million, or 7.8% of revenue, for the same period in 2017. The decrease in EBITDA of $0.5 million for the three months ended September 30, 2018, as compared to the same period in 2017, was principally due to the decline in gross profit and increase in SG&A and Non-op.

Index

For the nine months ended September 30, 2018, EBITDA loss was $0.2 million, or 1.5% of revenue, as compared to EBITDA of $0.9 million, or 7.9% of revenue, for the same period in 2017. The decrease in EBITDA for the nine months ended September 30, 2018, as compared to the same period in 2017, was principally due to the same factors noted above.
For the three months ended September 30, 2018, operating loss was $0.1 million, as compared to operating income of $0.4 million for the same period in 2017. For the nine months ended September 30, 2018 and 2017, operating income was $0.2 million and $1.1 million, respectively. The differences between operating income and EBITDA for the three and nine months ended September 30, 2018 and 2017 were principally due to corporate management fees, foreign currency gains and losses, and depreciation.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $1.1 million for the three months ended September 30, 2018, as compared to $2.1 million for the same period in 2017, a decrease of $1.0 million. The decrease for the three months ended September 30, 2018, was primarily due to a decrease in staff costs and professional fees and an increase in corporate allocations.

For the nine months ended September 30, 2018, corporate expenses were $6.5 million as compared to $5.8 million for the same period in 2017, an increase of $0.7 million. The increase for the nine months ended September 30, 2018 was primarily a result of additional compensation expense of $2.6 million due to severance expense recorded for three corporate executives (see Note 10).

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.0 million for the three months ended September 30, 2018, as compared to $0.1 million for the same period in 2017, a decrease of $0.1 million, or 97.5%. For the nine months ended September 30, 2018, depreciation and amortization expense was $0.0 million, as compared to $0.2 million for the same period in 2017, a decrease of $0.2 million, or 98.7%. The decrease was due to the lower level of capital expenditures incurred by the Company in recent years.

Interest Income

Interest income was $0.1 million for the three months ended September 30, 2018, as compared to $0.0 million for the same period in 2017. For the nine months ended September 30, 2018, interest income was $0.2 million as compared to $0.0 million for the same period in 2017.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the nine months ended September 30, 2018 was $0.4 million on $4.7 million of pre-tax loss from continuing operations, as compared to a provision for income tax of $0.9 million on $0.8 million of pre-tax loss from continuing operations for the same period in 2017. The effective tax rate for the nine months ended September 30, 2018 and 2017 were negative 8.4% and 101.0%, respectively. For the nine months ended September 30, 2018, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions. For the nine months ended September 30, 2017, the effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, non-deductible expenses, and variations from the U.S. tax rate in foreign jurisdictions.

Net Income (Loss)

Net loss remained flat at $0.9 million for the three months ended September 30, 2018 and 2017. Basic and diluted loss per share were $0.03 for the three months ended September 30, 2018, as compared to basic and diluted loss per share of $0.03 for the same period in 2017.

Net income was $8.5 million for the nine months ended September 30, 2018, as compared to net loss of $0.9 million for the same period in 2017, an increase in net income of $9.4 million. Basic and diluted income per share were $0.26 for the nine months ended September 30, 2018, as compared to basic and diluted loss per share of $0.03 for the same period in 2017.

Index

Liquidity and Capital Resources
As of September 30, 2018, cash and cash equivalents totaled $38.4 million, as compared to $5.6 million as of December 31, 2017. The following table summarizes the Company's cash flow activities for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
$ in millions	2018	2017
Net cash provided by (used in) operating activities	$(18.3)	$(3.7)
Net cash provided by (used in) investing activities	27.6	(0.7)
Net cash provided by (used in) financing activities	7.4	(1.3)
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.2	1.0
Net increase (decrease) in cash, cash equivalents, and restricted cash	$16.9	$(4.7)

Cash Flows from Operating Activities
For the nine months ended September 30, 2018, net cash used in operating activities was $18.3 million, as compared to $3.7 million net cash used in operating activities for the same period in 2017, an increase in net cash used in operating activities of $14.6 million. The increase in net cash used in operating activities resulted principally from higher accrued bonus compensation in 2017 paid out in 2018 and transaction costs for the divestiture of the RTM businesses.
Cash Flows from Investing Activities
For the nine months ended September 30, 2018, net cash provided by investing activities was $27.6 million, as compared to $0.7 million of net cash used in investing activities for the same period in 2017, an increase in net cash provided by investing activities of $28.3 million. The increase in net cash provided by investing activities was due to the sale of the RTM businesses.
Cash Flows from Financing Activities
For the nine months ended September 30, 2018, net cash provided by financing activities was $7.4 million, as compared to net cash used in financing activities of $1.3 million for the same period in 2017, an increase in net cash provided by financing activities of $8.7 million. The increase in net cash provided by financing activities was primarily attributable to an increase in net borrowings by subsidiaries prior to disposal of the RTM businesses.
Liquidity Outlook
As of September 30, 2018, the Company had cash and cash equivalents on hand of $38.4 million, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of September 30, 2018. The Company's near-term cash requirements during 2018 are primarily related to funding operations. For the full year 2018, the Company expects to make capital expenditures of less than $1.0 million.
As of September 30, 2018, $31.5 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($2.4 million), Switzerland ($1.3 million), Belgium ($1.0 million), the U.K ($0.9 million),the Netherlands ($0.7 million) and Singapore ($0.5 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

Index

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory, and other contingent liabilities. The Company’s reserves were $0.0 million as of September 30, 2018 and December 31, 2017, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
See Note 3 to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended September 30, 2018.

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

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe," and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) the Company’s ability to operate successfully as a company focused on its RPO business, (2) global economic fluctuations, (3) the Company's ability to successfully execute its strategic initiatives, (4) risks related to fluctuations in the Company’s operating results from quarter to quarter, (5) the ability of clients' to terminate their relationship with the Company

Index

at any time, (6) competition in the Company’s markets, (7) the negative cash flows and operating losses that may recur in the future, (8) risks associated with the Company’s investment strategy, (9) risks related to international operations, including foreign currency fluctuations, (10) the Company’s dependence on key management personnel, (11) the Company’s ability to attract and retain highly-skilled professionals, (12) the Company’s ability to collect its accounts receivable, (13) the Company’s ability to maintain costs at an acceptable level, (14) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (15) risks related to providing uninterrupted service to clients, (16) the Company’s exposure to employment-related claims from clients, employers, and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (17) the Company’s ability to utilize net operating loss carry-forwards, (18) volatility of the Company’s stock price, (19) the impact of government regulations, (20) restrictions imposed by blocking arrangements, (21) risks related to potential acquisitions or dispositions of businesses by the Company, and (22) those risks set forth in "Risk Factors." The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the nine months ended September 30, 2018, the Company earned approximately 74% of its gross profit from continuing operations outside the U.S., and it collected payments in local currency, and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
As of September 30, 2018, there have not been any material changes to the information set forth in Item 1A. "Risk Factors" disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2018 - July 31, 2018	8,452	$1.72	—	$2,625,345
August 1, 2018 - August 31, 2018	—	—	—	2,625,345
September 1, 2018 - September 30, 2018	—	—	—	2,625,345
Total	8,452	$1.72	—	$2,625,345

(a)
On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 12 for further details. As of September 30, 2018, the Company had repurchased 3,641,605 shares for a total cost of approximately $7.4 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Index

HUDSON GLOBAL, INC.
FORM 10-Q
EXHIBIT INDEX

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

Exhibit No.	Description
3.1*	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Hudson Global, Inc.
3.2
Certificate of Designation of Series B Junior Participating Preferred Stock of Hudson Global, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Global, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2018).

4.1
Rights Agreement, dated as of October 15, 2018, by and between Hudson Global, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2018).

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (ii) the Condensed Consolidated Statement of Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, (v) the Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

** Furnished, not filed.

Index

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

		By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)
Dated:	November 1, 2018
		By:	/s/ PATRICK LYONS
Patrick Lyons
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	November 1, 2018