Form 10-K
period 2018-12-31
Hudson Global, Inc.
filed 2019-03-08
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50129

HUDSON GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3547281
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

53 Forest Avenue, Old Greenwich, CT 06870
(Address of principal executive offices) (Zip Code)
(212) 351-7400
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically , every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $49,947,000 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 29, 2018.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on 1/31/2019
Common Stock - $0.001 par value	31,828,692

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1.    BUSINESS
Hudson Global, Inc. (the "Company" or "Hudson", "we", "us" and "our") is a leading total talent solutions provider operating under the brand name Hudson RPO. We deliver innovative, customized recruitment outsourcing and total talent solutions to organizations worldwide. Through our consultative approach, we develop tailored talent solutions designed to meet our clients’ strategic growth initiatives. As a trusted advisor, we meet our commitments, deliver quality and value, and always aim to exceed expectations. We are a Delaware corporation and have operated as an independent publicly-held company since April 1, 2003, when Monster Worldwide, Inc., formerly TMP Worldwide, Inc., spun off its eResourcing division.
Prior to the second quarter of 2018, the Company’s core service offerings included Permanent Recruitment, Contracting, and Talent Management Solutions (collectively, Recruitment and Talent Management or "RTM"), as well as Recruitment Process Outsourcing ("RPO"). On March 31, 2018, the Company completed the sale of its RTM businesses in three separate transactions and retained its RPO business (the "Sales Transaction"). The RTM businesses met the criteria for discontinued operations. The Company reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations and from segment results for all periods presented.

The Company delivers RPO permanent recruitment and contracting outsourced recruitment solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company's RPO delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients' ongoing business needs. The Company's RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting. Hudson has approximately 350 employees and operates directly in nine countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe.

For the year ended December 31, 2018, the amounts and percentages of the Company’s total gross profit from the three reportable segments were as follows:

	Gross Profit
$ in thousands	Amount	Percentage
Hudson Americas	$11,726	27.9%
Hudson Asia Pacific	21,936	52.1%
Hudson Europe	8,442	20.0%
Total	$42,104	100.0%

The Company’s core service offering following the Sales Transaction is RPO, consisting of RPO Recruitment and RPO Contracting:

RPO Recruitment: The Company provides complete recruitment outsourcing, project-based outsourcing, and recruitment consulting for clients' permanent staff hires. Hudson's RPO Recruitment services leverage the Company's consultants, supported by the Company's specialists in the delivery of its proprietary methods to identify, select and engage the best-fit talent for critical client roles.

RPO Contracting: The Company provides RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs.

For the year ended December 31, 2018, the amounts and percentages of the Company’s total gross profit from the core service offerings were as follows:

	Gross Profit
$ in thousands	Amount	Percentage
RPO Recruitment	$39,997	95.0%
RPO Contracting	2,107	5.0%
Total	$42,104	100.0%

Clients

The Company's clients include small to large-sized corporations and government agencies. For the years ended December 31, 2018 and 2017, the top 25 clients generated over 90% of the Company's revenue and one client accounted for approximately 44% and 42% of revenue, respectively. As of December 31, 2018 and 2017, one client accounted for greater than 10% of accounts receivable. No other client accounted for greater than 10% of revenue or accounts receivable for such periods.

Employees

The Company employs approximately 350 people worldwide, including approximately 70 employees in the U.S. and 280 employees internationally.

Sales and Marketing

Hudson's employees include approximately 290 client-facing consultants who sell and deliver its RPO services to its existing client base. The Company's consultant population has deep expertise in specific functional areas and industry sectors, and provides broad-based recruitment and solution services based on the needs of each client on a regional and global basis.

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

Growth Strategy

We focus on organically growing our RPO business, reducing overhead, and pursuing acquisition opportunities. We target driving organic growth in RPO by investing in people and technology to leverage our existing strong reputation in the market. We are driving down corporate and regional overhead by reducing complexity left over following the Sales Transaction. We are investigating acquisition opportunities to expand capabilities and capacity and utilize our net operating losses.

Segment and Geographic Data

Financial information concerning the Company's reportable segments and geographic areas of operation is included in Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K (this "Form 10-K").

Available Information
We maintain a website with the address www.hudsonrpo.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. Through our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports in a timely manner after we provide them to the Securities and Exchange Commission ("SEC").

ITEM 1A.    RISK FACTORS

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

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
We have been engaged in strategic initiatives to refocus on our core business to maximize long-term stockholder value, to improve our cost structure and efficiency and to increase our selling efforts and the development of new business. We cannot provide any assurance that we will be able to successfully execute these or other strategic initiatives or that we will be able to execute these initiatives on our expected timetable. We may not be successful in refocusing our core business and obtaining operational efficiencies or replacing revenues lost as a result of these strategic initiatives.

We are a very small public company with a large cash balance relative to our market capitalization.
Following the closing of the Sales Transaction, we remain a publicly traded company and continue to be subject to the listing standards of The Nasdaq Stock Market and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002. As a result, we will continue to incur additional ongoing operating expenses and we cannot assure how much of the cash proceeds, if any, will ultimately be distributed to stockholders.

Our ability to execute our strategy depends on our ability to retain and recruit qualified management and/or advisors.
Our ability to execute our strategy requires that we retain and recruit personnel with experience in our RPO Business.

Our profitability and growth depends on the success of our remaining global RPO Business, which is subject to a variety of business risks and uncertainties.

Following the completion of the Sales Transaction, we are focused on our global RPO Business. Any evaluation of our RPO Business and our prospects must be considered in light of the risks and uncertainties stated above, as well as the following:

•the ability to maintain our relationships with our existing clients;

•the ability to attract new clients;

•	potential capital costs used for investment in the RPO Business, including potential costs to complete a reduction in support staff costs;

•	the ability to achieve on a timely basis the anticipated cost savings as a result of the planned reduction in support staff; and

•	the ability to maintain or generate the amount of cash required to operate the RPO Business.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

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

Our RPO business is significantly affected by our clients' hiring needs and their views of their future prospects. Clients may, on very short notice, terminate, reduce or postpone their recruiting assignments with us and, therefore, affect demand for our services. This could have a material adverse effect on our business, financial condition and results of operations.

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

We have no significant proprietary technology that would preclude or inhibit competitors from entering the recruitment outsourcing market. We cannot provide assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over our services. In addition, we believe that, with continuing development of information technology, the industries in which we compete may attract new competitors. Specifically, the increased use of the web-based and mobile technology may attract technology-oriented companies to the recruitment industry. We cannot provide assurance that we will be able to continue to compete effectively against existing or future competitors. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We have had periods of negative cash flows and operating losses that may recur in the future.

We have experienced negative cash flows and reported operating and net losses in previous years. For example, we had an overall net loss and a net decrease in cash and cash equivalents and restricted cash in the year ended December 31, 2017. We cannot provide any assurance that we will have positive cash flows or operating profitability in the future, particularly to the extent the global economy recovers slowly or slows down. If our revenue declines or if operating expenses exceed our expectations, we may not be profitable and may not generate positive operating cash flows.

In the future our credit facilities may restrict our operating flexibility.

We may enter into credit facilities that contain various restrictions and covenants that restrict our operating flexibility including:

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

We conduct direct operations in nine countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2018, approximately 74% of our gross profit was earned outside of the United States ("U.S."). Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

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

The Company has U.S. net operating loss carry-forwards ("NOLs"). The losses generated prior to 2018 expire through 2037 and the losses generated in 2018 do not expire. Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by greater than 50% over a three-year period. The Company has experienced ownership changes in the past. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. Federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

There may be volatility in our stock price.

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2018, the market price of our common stock reported on the NASDAQ Global Select Market ranged from a high of $2.44 to a low of $1.30. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market, our relatively low daily trading volume or actions by significant stockholders, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

Our future earnings could be reduced as a result of the imposition of licensing or tax requirements or new regulations that prohibit, or restrict certain types of employment services we offer.

The countries in which we operate may:

•	create additional regulations that prohibit or restrict the types of employment services that we currently provide;

•	impose new or additional benefit requirements;

•	require us to obtain additional licensing to provide recruitment services;

•	impose new or additional restrictions on movements between countries;

•	increase taxes, such as sales or value-added taxes, payable by the providers of recruitment services;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

All of the Company's operating offices are located in leased premises. Our principal executive office is located at 53 Forest Avenue, 1st Floor, Old Greenwich, CT 06870, where we occupy space under a lease expiring in November 2019 with approximately 1,943 aggregate square feet.

Hudson Americas maintains no leased locations. Hudson Asia Pacific maintains 2 leased locations with approximately 1,700 aggregate square feet. Hudson Europe maintains 2 leased locations with approximately 3,574 aggregate square feet. All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 8, 2019, regarding the executive officers of Hudson Global, Inc.:

Name	Age	Title
Jeffrey E. Eberwein	48	Chief Executive Officer
Patrick Lyons	55	Chief Financial Officer and Chief Accounting Officer

The following biographies describe the business experience of our executive officers:
Jeffrey E. Eberwein has served as Chief Executive Officer since April 2018, with overall responsibility for the Company’s growth strategy, operational execution, and overall performance. Prior to his role as Chief Executive Officer, Mr. Eberwein served as director of the Company since May 2014. Mr. Eberwein formerly ran Lone Star Value Management, an investment firm he founded in 2013. He has 25 years of Wall Street experience and has valuable public company and financial expertise gained through his employment history and directorships. Prior to founding Lone Star Value in 2013, Mr. Eberwein was a private investor and served as a portfolio manager at Soros Fund Management from 2009 to 2011 and Viking Global Investors from 2005 to 2008.
Mr. Eberwein also is chairman of the board at two other publicly traded companies: ATRM Holdings, Inc., a modular building company; and Digirad Corporation, a medical imaging company. Additionally, Mr. Eberwein served as a director of Novation Companies, Inc. from April 2015 to March 2018 and served as chairman of the board of Crossroads Systems, Inc. from June 2013 to May 2016, NTS, Inc. and On Track Innovations Ltd. from 2012 to 2014, AMERI Holdings, Inc. from May 2015 to August 2018, and Goldfield Corporation from 2012 to 2013.
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

The Company's common stock was listed for trading on the NASDAQ Global Select Market during 2018 under the symbol "HSON." On January 31, 2019, there were approximately 378 holders of record of the Company's common stock.

The following is a list by fiscal quarter of the market prices of the Company's common stock.

	Market Price
	High	Low
2018
Fourth quarter	$1.67	$1.30
Third quarter	$1.84	$1.53
Second quarter	$2.00	$1.49
First quarter	$2.44	$1.81
2017
Fourth quarter	$2.40	$1.29
Third quarter	$1.56	$1.26
Second quarter	$1.55	$1.05
First quarter	$1.50	$1.00

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

In September 2016, the Board of Directors determined that the acceleration of the Company's stock repurchase program was a better use of capital and, accordingly, stopped paying a quarterly cash dividend. Payment of any future cash dividends is at the discretion of the Board of Directors and will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors. In addition, the terms of any agreements that our subsidiaries may enter into may restrict such subsidiaries from paying dividends and making other distributions to us that would provide us with cash to pay dividends to our shareholders.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company's purchases of its common stock during the fourth quarter of fiscal 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2018 - October 31, 2018	7,667	$1.49	7,667	$2,614,000
November 1, 2018 - November 30, 2018	39,320	1.47	39,320	$2,556,000
December 1, 2018 - December 31, 2018	95,621	1.41	95,621	$2,421,000
Total	142,608	$1.43	142,608	$2,421,000

(a)
On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. As of December 31, 2018, the Company had repurchased 3,784,213 shares for a total cost of approximately $7.6 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Item 8 of this Form 10-K. This MD&A contains forward-looking statements. Please see "FORWARD-LOOKING STATEMENTS" for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization ("EBITDA"). See Note 14 to the Consolidated Financial Statements for EBITDA segment reconciliation information. Note that amounts within this Item shown in millions may not recalculate due to rounding.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Critical Accounting Policies

•	Recent Accounting Pronouncements

•	Forward-Looking Statements

Executive Overview

On March 31, 2018, the Company completed the sale of its RTM businesses in Belgium, Europe (excluding Belgium), and Asia Pacific in separate transactions to Value Plus NV, Morgan Philips Group S.A., and Apache Group Holdings Pty Limited, respectively. The proceeds from the sale were $39.0 million, or $27.8 million net of cash and restricted cash sold of $9.5 million, and transaction costs of $1.8 million. Debt assumed in the Sales Transaction by the buyers was $17.6 million.

The finalization of the Sales Transaction aligns the Company’s strategy to focus going forward on RPO solutions globally. With direct operations in nine countries and relationships with specialized professionals and organizations around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company's focus is to continually upgrade its service offerings and delivery capability tools to make candidates more successful in achieving its clients' business requirements.

The Company’s proprietary frameworks, assessment tools and leadership development programs, coupled with its broad geographic footprint allow the Company to design and implement regional and global outsourced recruitment solutions that the Company believes greatly enhance the quality and efficiency of its clients' hiring.
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

This MD&A discusses the results of the Company’s RPO businesses for years ended December 31, 2018 and 2017, and excludes the results of the Company’s RTM businesses, which, as discussed in Note 4 to the Condensed Consolidated Financial Statements, are reported in discontinued operations.

Current Market Conditions
Economic conditions in most of the world's major markets improved during 2018. In the U.K., the 2016 referendum to exit the European Union (commonly referred to as "Brexit") adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound as compared to the U.S. dollar. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. The Company's U.K. operations, future financial performance and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the U.K. negotiates its exit from the European Union.

Continental Europe has shown moderate GDP growth in most of the major markets, and is forecasted to have low-single-digit GDP growth for the remainder of 2019. Australia and China are anticipated to face slower GDP growth in 2019 compared to 2018, reflecting the impact of trade conditions.

The Company closely monitors the economic environment and business climate in its markets and responds accordingly. The Company is unable to accurately predict the outcome of these events or changes in general economic and political conditions and their effect on the demand for the Company's services.
Financial Performance
Constant Currency (Non-GAAP measure)
The Company operates on a global basis, with the majority of its gross profit generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. For the discussion of reportable segment results of operations, the Company uses constant currency information. Constant currency compares financial results between periods as if exchange rates had remained constant period-over-period. The Company defines the term "constant currency" to mean that financial data for previously reported periods are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the current period. Constant currency metrics should not be considered in isolation or as a substitute for reported results prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends.

For the year ended December 31, 2018, the Company increased revenue in most of the markets in which we operate. On a constant currency basis, for the year ended December 31, 2018, revenue increased by $7.5 million, or 12.7%, and gross profit remained flat compared to 2017. The increase in revenue was driven by growth in Australia, the U.K., and Asia, partially offset by declines in the Americas and Continental Europe. Gross profit remained flat as our growth in Australia, the U.K., and Asia was offset by declines in the Americas and Continental Europe.

The following is a summary of the highlights for the years ended December 31, 2018 and 2017. These should be considered in the context of the additional disclosures in this MD&A.

•	Revenue was $66.9 million for the year ended December 31, 2018, compared to $59.6 million for 2017, an increase of $7.3 million, or 12.3%.

◦
On a constant currency basis, revenue increased $7.5 million, or 12.7%. RPO contracting revenue increased $5.1 million (up 31.0% compared to 2017) and RPO recruitment revenue increased $2.4 million (up 5.6% compared to 2017).

•	Gross profit remained flat at $42.1 million for the year ended December 31, 2018, compared to 2017.

◦
On a constant currency basis, gross profit also remained relatively flat. RPO contacting gross profit increased $0.4 million or 24.2%, offset by a decrease in RPO recruitment gross profit of $0.3 million (down 0.8% compared to 2017).

•
Selling, general and administrative expenses and other non-operating income (expense) ("SG&A and Non-Op") was $47.6 million for the year ended December 31, 2018, compared to $43.8 million for 2017, an increase of $3.8 million, or 8.6%.

◦
On a constant currency basis, SG&A and Non-Op increased $3.7 million, or 8.5%. SG&A and Non-Op, as a percentage of revenue, was 71.0% for the year ended December 31, 2018, compared to 73.8% for 2017. The increase was principally due to additional compensation expense for the Company's former Chief Executive Officer and two additional Executives (see Note 10).

•
EBITDA loss was $5.4 million for the year ended December 31, 2018, compared to EBITDA loss of $1.6 million for 2017. On a constant currency basis, EBITDA decreased $3.7 million in 2018 compared to 2017.

•
Net income was $7.9 million for the year ended December 31, 2018, compared to a net loss of $2.9 million for 2017. On a constant currency basis, net income increased $10.9 million in 2018 compared to 2017.

Changes in revenue, gross profit, SG&A and Non-Op, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below include a reconciliation of constant currency results to the most directly comparable GAAP financial measures, and summarize the impact of foreign currency exchange rate adjustments on the Company’s operating results for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Hudson Americas	$13,924	$16,196	$5	$16,201
Hudson Asia Pacific	36,946	29,767	(744)	29,023
Hudson Europe	16,062	13,652	534	14,186
Total	$66,932	$59,615	$(205)	$59,410
Gross profit:
Hudson Americas	$11,726	$14,419	$4	$14,423
Hudson Asia Pacific	21,936	19,391	(395)	18,996
Hudson Europe	8,442	8,250	340	8,590
Total	$42,104	$42,060	$(51)	$42,009
SG&A and Non-Op (a):
Hudson Americas	$11,305	$12,952	$22	$12,974
Hudson Asia Pacific	19,695	14,620	(262)	14,358
Hudson Europe	8,893	7,306	305	7,611
Corporate	7,660	8,897	—	8,897
Total	$47,553	$43,775	$65	$43,840
Operating income (loss):
Hudson Americas	$1,000	$1,818	$(13)	$1,805
Hudson Asia Pacific	3,103	5,137	(137)	5,000
Hudson Europe	(93)	1,187	43	1,230
Corporate	(9,227)	(9,951)	—	(9,951)
Total	$(5,217)	$(1,809)	$(107)	$(1,916)
Net income (loss), consolidated	$7,867	$(2,941)	$(67)	$(3,008)
EBITDA (loss) from continuing operations(b):
Hudson Americas	$440	$1,578	$(16)	$1,562
Hudson Asia Pacific	2,221	4,770	(133)	4,637
Hudson Europe	(450)	923	12	935
Corporate	(7,660)	(8,877)	—	(8,877)
Total	$(5,449)	$(1,606)	$(137)	$(1,743)

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

Use of EBITDA (Non-GAAP measure)
Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as an indicator of operating performance and most comparable measure across the regions in which we operate. Management also uses this measurement to evaluate capital needs and working capital requirements. Similar to constant currency, EBITDA should not be considered in isolation or as a substitute for operating income or net income prepared in accordance with GAAP or as a measure of the Company’s profitability. EBITDA is derived from net income (loss) adjusted for the provision for (benefit from) income taxes, interest expense (income), and depreciation and amortization.

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2018	2017
Net income (loss)	$7,867	$(2,941)
Adjustment for income (loss) from discontinued operations, net of income taxes	13,133	(97)
Income (loss) from continuing operations	$(5,266)	$(2,844)
Adjustments to income (loss) from continuing operations
Provision for (benefit from) income taxes	99	869
Interest expense (income), net	(298)	8
Depreciation and amortization	16	361
Total adjustments from income (loss) from continuing operations to EBITDA (loss)	(183)	1,238
EBITDA (loss)	$(5,449)	$(1,606)

Results of Operations:
Hudson Americas (reported currency)
Revenue

	Year Ended December 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Revenue	$13.9	$16.2	$(2.3)	(14.0)%

For the year ended December 31, 2018, RPO recruitment revenue decreased $3.0 million or 20.3%, partially offset by an increase in RPO contracting revenue of $0.7 million, or 56.1%, as compared to 2017.  The decrease in RPO recruitment revenue was due to the loss of a global contract in September 2017 and lower demand from other clients partially offset by new business.
Gross profit

	Year Ended December 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Gross profit	$11.7	$14.4	$(2.7)	(18.7)%
Gross profit as a percentage of revenue	84.2%	89.0%	N/A	N/A

For the year ended December 31, 2018, RPO recruitment gross profit decreased $3.0 million, or 21.2%, partially offset by an increase in RPO contracting gross profit of $0.3 million, as compared to 2017. The changes in gross profit were attributable to the same factors as noted above. Total gross profit, as a percentage of revenue, decreased to 84.2% for 2018, as compared to 89.0% for 2017, primarily attributable to the sales mix between RPO recruitment and RPO contracting.

SG&A and Non-Op

	Year Ended December 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
SG&A and Non-Op	$11.3	$13.0	$(1.6)	(12.7)%
SG&A and Non-Op as a percentage of revenue	81.2%	80.0%	N/A	N/A

For the year ended December 31, 2018, SG&A and Non-Op decreased $1.6 million, or 12.7%, as compared to 2017 due to lower costs of service delivery teams attributable to the decline in the growth of RPO recruitment.
Operating Income and EBITDA

	Year Ended December 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Operating income (loss):	$1.0	$1.8	$(0.8)	(45.0)%
EBITDA (loss)	$0.4	$1.6	$(1.1)	(72.1)%
EBITDA as a percentage of revenue	3.2%	9.7%	N/A	N/A
For the year ended December 31, 2018, EBITDA was $0.4 million, or 3.2% of revenue, as compared to EBITDA of $1.6 million, or 9.7% of revenue, for 2017. The decrease in EBITDA was primarily due to the decrease in gross profit, partially offset by the decrease in SG&A and Non-Op. Operating income was $1.0 million for the year ended December 31, 2018, as compared to $1.8 million for 2017.
The difference between operating income (loss) and EBITDA (loss) for the years ended December 31, 2018 and 2017 was primarily due to corporate management fees.

Hudson Asia Pacific (constant currency)
Revenue

	Year Ended December 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Revenue	$36.9	$29.0	$7.9	27.3%

For the year ended December 31, 2018, RPO recruitment and RPO contracting revenue increased $4.8 million and $3.1 million, or 25.2% and 31.4%, respectively, as compared to 2017.

In Australia, for the year ended December 31, 2018, revenue increased $6.0 million, or 24.8%, as compared to 2017.
RPO recruitment and RPO contracting revenue increased $3.8 million and $2.2 million, or 26.8% and 21.9%, respectively, for the year ended December 31, 2018, as compared to 2017. The increase in revenue was due to the implementation of new client contracts and higher volume from existing clients, as compared to 2017.

In Asia, revenue increased $1.9 million, or 39.7%, for the year ended December 31, 2018, as compared to 2017. The increase in Asia was primarily in Singapore and China.
Gross profit

	Year Ended December 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Gross profit	$21.9	$19.0	$2.9	15.5%
Gross profit as a percentage of revenue	59.4%	65.5%	N/A	N/A

For the year ended December 31, 2018, RPO recruitment and RPO contracting gross profit increased $2.9 million and $0.1 million, or 16.1% and 4.6%, respectively, as compared to 2017.

In Australia, gross profit increased $2.0 million, or 14.2%, for the year ended December 31, 2018, as compared to 2017. The increase was primarily in RPO recruitment which increased $1.9 million, or 14.1%, for the year ended December 31, 2018, as compared to 2017.

In Asia, gross profit increased $0.9 million, or 19.9%, for the year ended December 31, 2018, as compared to 2017. The increase in Asia was primarily in China.

Gross profit as a percentage of revenue, for the year ended December 31, 2018 was 59.4%, as compared to 65.5% for 2017. The decrease in total gross profit as a percentage of revenue for the year ended December 31,2018 resulted from an increase in contractor costs incurred in the delivery of RPO recruitment as compared to 2017.

SG&A and Non-Op

	Year Ended December 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$19.7	$14.4	$5.3	37.2%
SG&A and Non-Op as a percentage of revenue	53.3%	49.5%	N/A	N/A

For the year ended December 31, 2018, SG&A and Non-Op increased $5.3 million, or 37.2%, as compared to 2017. The increase was primarily due to higher consultant staff costs and support costs partially due to the reclassification of prior year allocated support costs to discontinued operations. SG&A and Non-Op, as a percentage of revenue, was 53.3% for 2018, as compared to 49.5% for 2017.

Operating Income and EBITDA

	Year Ended December 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Operating income (loss):	$3.1	$5.0	$(1.9)	(37.9)%
EBITDA (loss)	$2.2	$4.6	$(2.4)	(52.1)%
EBITDA as a percentage of revenue	6.0%	16.0%	N/A	N/A

For the year ended December 31, 2018, EBITDA was $2.2 million, or 6.0% of revenue, as compared to EBITDA of $4.6 million, or 16.0% of revenue, for 2017. The decrease in EBITDA for the year ended December 31, 2018 was principally due to the increase in SG&A and Non-Op partially offset by higher gross profit. Operating income for the year ended December 31, 2018 was $3.1 million, as compared to operating income of $5.0 million, for 2017.
The difference between operating income (loss) and EBITDA (loss) for the years ended December 31, 2018 and 2017 was principally due to corporate management fees.

Hudson Europe (constant currency)
Revenue

	Year Ended December 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Revenue	$16.1	$14.2	$1.9	13.2%

For the year ended December 31, 2018, RPO contracting and RPO recruitment revenue increased $1.3 million and $0.6 million, or 24.0% and 6.9%, respectively, as compared to 2017.

In the U.K., for the year ended December 31, 2018, revenue increased $4.1 million, or 35.2%, to $15.7 million from $11.6 million in 2017. The increase in the U.K. was driven by an increase in RPO recruitment and RPO contracting revenue of $2.8 million and $1.3 million, or 44.1% or  24.0%, as compared to 2017, due to higher demand from existing clients and the implementation of new client contracts.

In Continental Europe, for the year ended December 31, 2018, total revenue was $0.4 million, as compared to $2.6 million for 2017, a decrease of $2.2 million, or 85.6%. The decrease was due to the loss of a global contract in September 2017.

Gross profit

	Year Ended December 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Gross profit	$8.4	$8.6	$(0.1)	(1.7)%
Gross profit as a percentage of revenue	52.6%	60.6%	N/A	N/A

For the year ended December 31, 2018, RPO recruitment gross profit decreased $0.1 million, or 1.7%, as compared to 2017.

In the U.K., total gross profit for the year ended December 31, 2018, increased $1.7 million, or 26.4%, as compared to 2017.

In Continental Europe for the year ended December 31, 2018, total gross profit decreased $1.8 million, or 83.2%, as compared to 2017. The decline was due to the same factor noted above.
SG&A and Non-Op

	Year Ended December 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$8.9	$7.6	$1.3	16.8%
SG&A and Non-Op as a percentage of revenue	55.4%	53.7%	N/A	N/A

For the year ended December 31, 2018, SG&A and Non-Op increased $1.3 million, or 16.8%, as compared to 2017. The increase in SG&A and Non-Op were a result of an increase in support costs partially due to the reclassification of prior year allocated support costs to discontinued operations. SG&A and Non-Op, as a percentage of revenue, was 55.4% for 2018 compared to 53.7% for 2017.
Operating Income and EBITDA

	Year Ended December 31,
	2018	2017	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Operating income (loss):	$(0.1)	$1.2	$(1.3)	(a)
EBITDA (loss)	$(0.5)	$0.9	$(1.4)	(a)
EBITDA (loss) as a percentage of revenue	(2.8)%	6.6%	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.

For the year ended December 31, 2018, EBITDA loss was $0.5 million, or 2.8% of revenue, as compared to EBITDA of $0.9 million, or 6.6% of revenue, for 2017. The decrease in EBITDA for the year ended December 31, 2018 was principally due to the decline in gross profit and increase in SG&A and Non-op. Operating loss was $0.1 million for the year ended December 31, 2018, as compared to operating income of $1.2 million, for the year ended December 31, 2017.
The difference between operating income (loss) and EBITDA (loss) for the years ended December 31, 2018 and 2017 was principally due to corporate management fees.
The following are discussed in reported currency

Corporate expenses, net of corporate management fees

For the year ended December 31, 2018, corporate expenses were $7.7 million as compared to $8.9 million for 2017, a decrease of $1.2 million, or 13.9%. The decrease was primarily a result of lower administrative and professional fees, partially offset by additional compensation expense of $2.6 million due to severance expense recorded for three former corporate executives (see Note 10).

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.0 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively.

Interest Income (Expense), Net

Net interest income was $0.3 million for the year ended December 31, 2018 as opposed to net interest expense of $0.0 million for the year ended December 31, 2017.

Provision for (Benefit from) Income Taxes

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As of December 31, 2018, the one-time impact of the change in tax rate on our deferred tax assets and liabilities is complete. Additionally, we have completed our assessment of global intangible low taxed income ("GILTI") and have established a policy to account for this tax on a period basis beginning in January 1, 2018. We have also completed our analysis of the one-time transition tax and recorded the impact.
As a result of the reduction in the U.S. federal tax rate from 35% to 21% under the Tax Act, the Company revalued its ending gross deferred tax assets at December 31, 2017 by $46.2 million which was fully offset by a decrease in the Company's valuation allowance. Additionally, the Company recorded a provisional amount of $0.0 million tax payable with respect to the deemed mandatory repatriation of undistributed foreign earnings of foreign subsidiaries and the Company has elected to account for the GILTI tax, if applicable, in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2018 and 2017. On this basis, the net impact on tax expense provided in the Company’s consolidated financial statements for the year ended December 31, 2018 and 2017 related to the Tax Act was $0.0 million.
The provision for income taxes from continuing operations for the year ended December 31, 2018 was $0.1 million, on $5.2 million of pre-tax loss from continuing operations, as compared to a provision for income taxes of $0.9 million on $2.0 million of pre-tax loss from continuing operations for 2017. The effective tax rate from continuing operations for the year ended December 31, 2018 was negative 1.9%, as compared to negative 44.0% for 2017. The change in the Company’s effective tax rate for the year ended December 31, 2018, as compared to 2017 was primarily attributable to changed profitability in foreign jurisdictions including those with full valuation allowances and the recognition of tax benefits in 2018 continuing operations for U.S. tax losses used to offset U.S. taxable income attributable to discontinued operations. For the year ended December 31, 2018, the effective tax rate difference from the U.S. Federal statutory rate of 21% was primarily attributable to the inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions, variations from the U.S. Federal statutory rate in foreign jurisdictions, and non-deductible expenses.

Income (Loss) from Discontinued Operations

Income from discontinued operations, net of income taxes of $1.4 million, was $13.1 million for the year ended December 31, 2018, as compared to a loss of $0.1 million in 2017.

Net Income (Loss)

Net income was $7.9 million for the year ended December 31, 2018, as compared to net loss of $2.9 million for 2017, an increase in net income of $10.8 million. Basic and diluted income per share were $0.24 for the year ended December 31, 2018, as compared to basic and diluted loss per share of $0.09 in 2017.

Liquidity and Capital Resources
As of December 31, 2018, cash and cash equivalents totaled $40.6 million, as compared to $5.6 million as of December 31, 2017. The following table summarizes the cash flow activities for the years ended December 31, 2018 and 2017:

	For The Year Ended December 31,
$ in millions	2018	2017
Net cash provided by (used in) operating activities	$(15.5)	$2.2
Net cash provided by (used in) investing activities	27.3	(1.5)
Net cash provided by (used in) financing activities	7.2	(2.5)
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.1	1.3
Net increase (decrease) in cash, cash equivalents, and restricted cash	$19.1	$(0.5)

Cash Flows from Operating Activities
For the year ended December 31, 2018, net cash used in operating activities was $15.5 million, as compared to net cash provided by operating activities of $2.2 million in 2017, an increase in net cash used in operating activities of $17.7 million. The increase in net cash used in operating activities resulted principally from higher accrued bonus compensation in 2017 paid out in 2018 and transaction costs for the divestiture of the RTM businesses.
Cash Flows from Investing Activities
For the year ended December 31, 2018, net cash provided by investing activities was $27.3 million, as compared to net cash used in investing activities of $1.5 million in 2017, an increase in net cash provided by investing activities of $28.8 million. The increase in net cash provided by investing activities was due to the sale of the RTM businesses.
Cash Flows from Financing Activities
For the year ended December 31, 2018, net cash provided by financing activities was $7.2 million, as compared to net cash used in financing activities of $2.5 million in 2017, an increase in net cash provided by financing activities of $9.7 million. The increase in net cash provided by financing activities was primarily attributable to an increase in net borrowings by subsidiaries prior to disposal of the RTM businesses.
Liquidity Outlook

As of December 31, 2018, the Company had cash and cash equivalents on hand of $40.6 million, we had no debt obligations, no long-term lease obligations, or other long-term commitments. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's total liquidity as of December 31, 2018. The Company's near-term cash requirements during 2019 are primarily related to funding operations. For 2019, the Company expects to make capital expenditures of less than $0.5 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.
As of December 31, 2018, $31.0 million of the Company's cash and cash equivalents noted above was held in the U.S. and the remainder was held internationally, primarily in the Australia ($2.9 million), U.K. ($2.4 million), Switzerland ($1.3 million) and Hong Kong ($0.9 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments. During the fourth quarter of 2017, the Company reevaluated its position that all unremitted earnings of its foreign subsidiaries would be indefinitely reinvested and the Company has provided tax on these unremitted earnings taking into consideration all expected future events based on presently existing tax laws and rates.
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

Off-Balance Sheet Arrangements

As of December 31, 2018, other than operating leases described in Note 10, the Company had no off-balance sheet arrangements.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0.0 million as of December 31, 2018 and 2017, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

The Company recognizes revenue for our RPO recruitment over time in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. The transaction prices contains both fixed fee and variable usage based consideration. Variable usage based consideration is constrained by candidates accepting offers of permanent employment. We recognized revenue on the fixed fee as the performance obligations are satisfied and usage based fees as the constraint is lifted. We do not incur incremental costs to obtain our RPO recruitment contracts. The costs to fulfill these contracts are expensed as incurred.

The Company recognizes revenue for our RPO contracting services over time as services are performed in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur incremental costs to obtain our RPO contracting contracts. The costs incurred to fulfill these contracts are expensed as incurred.

As a practical expedient, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an expected original duration of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Accounts Receivable

The Company's accounts receivable balances are composed of trade and unbilled receivables. The Company records accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. The Company maintains an allowance for doubtful accounts and makes ongoing estimates as to the collectability of the various receivables. If the Company determines that the allowance for doubtful accounts is not adequate to cover estimated losses, an expense to provide for doubtful accounts is recorded in selling, general and administrative expenses. If an account is determined to be uncollectible, it is written off against the allowance for doubtful accounts. Management's assessment and judgment are vital requirements in assessing the ultimate realization of these receivables, including the current credit-worthiness, financial stability and effect of market conditions on each customer.

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

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, "Income Taxes".  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record and provisional estimate in the financial statements. See Note 6 to the Consolidated Financial Statements for further information regarding the accounting for the Tax Act.

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

ASC 740-10-55-3, "Recognition and Measurement of Tax Positions - a Two Step Process," provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In addition, ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of December 31, 2018, the gross liability for income taxes associated with uncertain tax positions was $2.0 million.

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

For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company accounts for forfeitures as they occur. During the years ended December 31, 2018 and 2017 the Company only granted restricted stock units.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements regarding the impact or potential impact of recent accounting pronouncements upon our financial position and results of operations.

Forward-Looking Statements
This Form 10-K contains statements that the Company believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe," and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) the Company’s ability to operate successfully as a company focused on its RPO business, (2) global economic fluctuations, (3) the Company's ability to successfully execute its strategic initiatives, (4) risks related to fluctuations in the Company’s operating results from quarter to quarter, (5) the ability of clients to terminate their relationship with the Company at any time, (6) competition in the Company’s markets, (7) the negative cash flows and operating losses that may recur in the future, (8) risks associated with the Company’s investment strategy, (9) risks related to international operations, including foreign currency fluctuations, (10) the Company’s dependence on key management personnel, (11) the Company’s ability to attract and retain highly-skilled professionals, (12) the Company’s ability to collect its accounts receivable, (13) the Company’s ability to maintain costs at an acceptable level, (14) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (15) risks related to providing uninterrupted service to clients, (16) the Company’s exposure to employment-related claims from clients, employers, and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (17) the Company’s ability to utilize net operating loss carry-forwards, (18) volatility of the Company’s stock price, (19) the impact of government regulations, (20) restrictions imposed by blocking arrangements, (21) risks related to potential acquisitions or dispositions of businesses by the Company, and (22) those risks set forth in "Risk Factors." The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-K. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2018, the Company earned approximately 74% of its gross profit outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMTARY DATA

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management believes that, as of December 31, 2018, the Company's internal control over financial reporting was effective based on those criteria.

This Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the SEC’s "smaller reporting company" rules that permit the Company to provide only management's assessment report for the year ended December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Hudson Global, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hudson Global, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes and financial statement schedule in Item 15(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

New York, New York
March 8, 2019

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017
Revenue	$66,932	$59,615
Direct costs	24,828	17,555
Gross profit	42,104	42,060
Operating expenses:
Salaries and related	36,975	35,040
Office and general	9,673	7,967
Marketing and promotion	657	610
Depreciation and amortization	16	361
Business reorganization	—	(109)
Total operating expenses	47,321	43,869
Operating income (loss)	(5,217)	(1,809)
Non-operating income (expense):
Interest income (expense), net	298	(8)
Other income (expense), net	(248)	(158)
Income (loss) from continuing operations before provision for income taxes	(5,167)	(1,975)
Provision for (benefit from) income taxes from continuing operations	99	869
Income (loss) from continuing operations	(5,266)	(2,844)
Income (loss) from discontinued operations, net of income taxes	13,133	(97)
Net income (loss)	$7,867	$(2,941)
Earnings (loss) per share:
Basic and diluted
Income (loss) from continuing operations	$(0.16)	$(0.09)
Income (loss) from discontinued operations	0.40	—
Net income (loss)	$0.24	$(0.09)
Weighted-average shares outstanding:
Basic	32,847	32,106
Diluted	32,847	32,106

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2018	2017
Comprehensive income (loss):
Net income (loss)	$7,867	$(2,941)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	(458)	3,844
Pension liability adjustment, net of income taxes	—	(66)
Reclassification of currency translation adjustment included in income (loss) from discontinued operations, net of income taxes	(10,819)	—
Reclassification of pension liability adjustment included in income (loss) from discontinued operation, net of income taxes	(38)	—
Total other comprehensive income (loss), net of income taxes	(11,315)	3,778
Comprehensive income (loss)	$(3,448)	$837

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$40,562	$5,580
Accounts receivable, less allowance for doubtful accounts of $41 and $69, respectively	9,893	11,545
Prepaid and other	671	388
Current assets of discontinued operations	941	79,530
Total current assets	52,067	97,043
Property and equipment, net	170	1
Deferred tax assets, non-current	583	324
Restricted cash, non-current	352	102
Other assets	7	269
Non-current assets of discontinued operations	—	13,901
Total assets	$53,179	$111,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,461	$1,193
Accrued expenses and other current liabilities	8,984	7,259
Current liabilities of discontinued operations	115	51,952
Total current liabilities	10,560	60,404
Income tax payable, non-current	1,982	1,682
Other non-current liabilities	150	192
Non-current liabilities of discontinued operations	—	6,210
Total liabilities	12,692	68,488
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 36,135 and 34,959 shares issued; 31,905 and 31,159 shares outstanding, respectively	36	34
Additional paid-in capital	485,095	483,558
Accumulated deficit	(435,552)	(443,419)
Accumulated other comprehensive income	(606)	10,709
Treasury stock, 4,230 and 3,800 shares, respectively, at cost	(8,486)	(7,730)
Total stockholders’ equity	40,487	43,152
Total liabilities and stockholders' equity	$53,179	$111,640

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$7,867	$(2,941)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	696	2,748
Goodwill impairment	—	1,909
Provision for (recovery of) doubtful accounts	19	60
Provision for (benefit from) deferred income taxes	(90)	339
Stock-based compensation	1,539	1,293
Gain on sale of consolidated subsidiaries	(13,861)	—
Changes in operating assets and liabilities, net of effect of dispositions:
Decrease (increase) in accounts receivable	(6,311)	(7,809)
Decrease (increase) in prepaid and other assets	(190)	1,165
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4,680)	7,269
Increase (decrease) in accrued business reorganization	(501)	(1,830)
Net cash provided by (used in) operating activities	(15,512)	2,203
Cash flows from investing activities:
Capital expenditures	(465)	(1,471)
Proceeds from sale of consolidated subsidiaries, net of cash and restricted cash sold	27,792	—
Net cash provided by (used in) investing activities	27,327	(1,471)
Cash flows from financing activities:
Borrowings under credit agreements	59,647	179,642
Repayments under credit agreements	(51,682)	(181,204)
Repayment of capital lease obligations	(27)	(93)
Purchases of treasury stock	(208)	(858)
Purchase of restricted stock from employees	(548)	(5)
Net cash provided by (used in) financing activities	7,182	(2,518)
Effect of exchange rates on cash and cash equivalents and restricted cash	57	1,281
Net increase (decrease) in cash and cash equivalents and restricted cash	19,054	(505)
Cash, cash equivalents, and restricted cash beginning of the period	22,006	22,511
Cash, cash equivalents, and restricted cash end of the period	$41,060	$22,006
Supplemental disclosures of cash flow information:
Cash payments during the period for interest	$92	$395
Cash received during the period for interest	$300	$12
Cash payments during the period for income taxes, net of refunds	$162	$2,009

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock		Total
	Shares	Value				Shares	Value
Balance at December 31, 2016	34,910	$34	$482,265	$(440,478)	$6,931	3,145	$(6,867)	$41,885
Net income (loss)	—	—	—	(2,941)	—	—	—	(2,941)
Other comprehensive income (loss), translation adjustments	—	—	—	—	3,844	—	—	3,844
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	(66)	—	—	(66)
Purchase of treasury stock	—	—	—	—	—	650	(858)	(858)
Purchase of restricted stock from employees	—	—	—	—	—	5	(5)	(5)
Stock-based compensation and vesting of restricted stock units	49	—	1,293	—	—	—	—	1,293
Balance at December 31, 2017	34,959	$34	$483,558	$(443,419)	$10,709	3,800	$(7,730)	$43,152
Net income (loss)	—	—	—	7,867	—	—	—	7,867
Other comprehensive income (loss), translation adjustments	—	—	—	—	(458)	—	—	(458)
Other comprehensive income (loss), pension liability adjustment	—	—	—	—	(38)	—	—	(38)
Amount of cumulative translation adjustments reclassified to the statements of operations	—	—	—	—	(10,819)	—	—	(10,819)
Purchase of treasury stock	—	—	—	—	—	145	(208)	(208)
Purchase of restricted stock from employees	—	—	—	—	—	285	(548)	(548)
Stock-based compensation and vesting of restricted stock units	1,176	2	1,537	—	—	—	—	1,539
Balance at December 31, 2018	36,135	$36	$485,095	$(435,552)	$(606)	4,230	$(8,486)	$40,487

See accompanying notes to consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS
Hudson Global, Inc. and its subsidiaries (the "Company") are comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe ("Hudson regional businesses" or "Hudson"). The Company provides specialized professional-level recruitment and related talent solutions worldwide. The Company’s core service offerings include Permanent Recruitment, Contracting, Recruitment Process Outsourcing ("RPO") and Talent Management Solutions. On March 31, 2018 the Company completed the sale of its Recruitment and Talent Management ("RTM") businesses in three separate transactions and retained its RPO business (the "Sales Transaction"). The results of the RTM businesses are reported as discontinued operations for all periods presented in the statements of operations and consolidated balance sheet. For more information, see Note 4.
As of December 31, 2018, the Company had approximately 350 employees operating directly in nine countries with three reportable geographic business segments: Hudson Americas, Hudson Asia Pacific, and Hudson Europe.

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

Recently Adopted Accounting Standards

On January 1, 2018, the Company adopted Accounting Standards Updates ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") and a series of related accounting standard updates designated to create improved revenue recognition and disclosure comparability in financial statements using the modified retrospective approach. Under this method, the guidance is applied only to the most current period presented in the financial statements. ASU 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and supersedes most of the previous revenue recognition guidance, including industry-specific guidance. Under ASU 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Our revenue recognition practices remained substantially unchanged as a result of adoption ASU 2014-09 and we did not have any significant changes in our business processes or systems.

On January 1, 2018, we retroactively adopted ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Financial Accounting Standards Board (the "FASB") Emerging Issues Task Force)." This ASU requires the statements of cash flows to present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning of period and end of period amounts presented on the statements of cash flows. The retrospective application of this new accounting guidance resulted in a decrease of $223 in "Decrease (increase) in prepaid and other assets" in Net Cash used in Operating Activities, an

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

increase of $1,189 in "Cash, Cash Equivalents, and Restricted Cash, beginning of the period," and an increase of $966 in "Cash, Cash Equivalents, and Restricted Cash, end of period" in our accompanying consolidated statements of cash flows for the year ended December 31, 2017 from what was previously presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions between and among the Company and its subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities, the disclosures about contingent assets and liabilities, and the reported amounts of revenue and expenses. Such estimates include the value of allowances for doubtful accounts, and the valuation of deferred tax assets. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates the estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

Concentration and Credit Risk

The Company's revenue is comprised of the operations, assets, and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe. For the years ended December 31, 2018 and 2017, the Company's top 25 clients generated over 90% of revenue and one client accounted for approximately 44% and 42% of revenue, respectively. As of December 31, 2018 and 2017, one client accounted for greater than 10% of accounts receivable. No other client accounted for greater than 10% of revenue or accounts receivable for such periods.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral. The Company has not experienced significant losses related to receivables.

Revenue Recognition

Revenue is measured according to Accounting Standards Codification ("ASC") 606, Revenue - Revenue from Contracts with Customers, and is recognized based on consideration specified in a contract with a client. We account for a contract when both parties to the contract have approved the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenues are recognized over time, using an output measure, as the control of the promised services is transferred to the client in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The majority of our contracts are short-term in nature as they include termination clauses that allows either party to cancel within a short termination period, without cause. Revenue includes billable travel and other reimbursable costs and are reported net of sales or use taxes collected from clients and remitted to taxing authorities.

We generally determine standalone selling prices based on the prices included in the client contracts, using expected cost plus profit, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including usage based fees that increase the transaction price and volume rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using the expected value method based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Our estimated amounts of variable consideration subject to constraints at period end are not material and we do not believe that there will be significant changes to our estimates.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transfer services. We do not have any material contract assets or liabilities as of and for the year ended December 31, 2018.

Payment terms vary by client and the services offered. We consider payment terms that exceed one year to be extended payment terms. Substantially all of the Company's contracts include payment terms of 90 days or less and we do not extend payment terms beyond one year.

We primarily record revenue on a gross basis as a principal in the Consolidated Statements of Operations based upon the following key factors:

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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, "Compensation - Stock Compensation." The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

accounts for forfeitures as they occur. During the years ended December 31, 2018 and 2017 the Company only granted restricted stock units.

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

Earnings (Loss) Per Share
Basic earnings (loss) per share ("EPS") is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options "in-the-money" and unvested restricted stock. The dilutive impact of stock options and unvested restricted stock is determined by applying the "treasury stock" method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period, or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the market conditions are met.

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

Years
Furniture and equipment	3 - 8
Capitalized software costs	3 - 5
Computer equipment	3 - 5

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

Recent Accounting Standard Updates Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (the "FASB") issued ASU 2018-15,"Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,"requiring a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for the Company beginning in fiscal 2021. The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements ("ASU 2018-11"). This ASU allows adoption of the standard as of the effective date without restating prior periods. The amendments in these ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We have adopted this ASU on January 1, 2019 without restating prior periods. For short term leases we elect to not apply the recognition requirements and instead recognize the lease payments on a straight line basis over the lease term. We expect the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and lease liabilities of less than $100 in our consolidated balance sheets and will not impact our consolidated statements of operations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 3 – REVENUE, DIRECT COSTS, AND GROSS PROFIT

The Company’s revenue, direct costs and gross profit were as follows:

	Year Ended December 31, 2018
	RPO Recruitment	RPO Contracting	Total
Revenue	$45,236	$21,696	$66,932
Direct costs (1)	5,239	19,589	24,828
Gross profit	$39,997	$2,107	$42,104

	Year Ended December 31, 2017
	RPO Recruitment	RPO Contracting	Total
Revenue	$42,889	$16,726	$59,615
Direct costs (1)	2,556	14,999	17,555
Gross profit	$40,333	$1,727	$42,060

(1)
Direct costs include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, rent, and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. The region where services are provided, the mix of RPO recruitment and RPO contracting, and the functional nature of the staffing services provided can affect gross profit. The salaries, commissions, payroll taxes and employee benefits related to recruitment professionals are included under the caption "Salaries and related" in the Condensed Consolidated Statements of Operations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 4 – DISCONTINUED OPERATIONS

On March 31, 2018, the Company completed the sale of its RTM Businesses in Belgium, Europe (excluding Belgium) and Asia Pacific in separate transactions to Value Plus NV, Morgan Philips Group S.A., and Apache Group Holdings Pty Limited, respectively. The gross proceeds from the sale were $38,960. In addition $17,626 of debt was assumed by the buyers.

The following is a reconciliation of the gross proceeds to the net proceeds from the Sales Transaction as presented in the statements of cash flows for the year ended December 31, 2018.

Gross proceeds	$38,960
Add: purchase price adjustments	176
Less: cash and restricted cash sold	(9,547)
Less: transaction costs	(1,797)
Net cash proceeds as presented in the statements of cash flows	$27,792

The divestiture generated a pre-tax gain of $13,861 for the year ended December 31, 2018, which includes a benefit of $10,819 reclassification adjustment relating to the net foreign currency translation gains previously included in accumulated other comprehensive income. The pre-tax gain is subject to adjustment for various purchase price adjustments.

The RTM businesses met the criteria for discontinued operations set forth in ASC 205 on March 31, 2018 subsequent to approval of the sale by our stockholders. The Company reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations and from segment results for all periods presented.

The carrying amounts of the classes of assets and liabilities from the RTM businesses included in discontinued operations were as follows:

	December 31, 2018	December 31, 2017
Cash	$—	$15,460
Accounts receivable	—	60,333
Prepaid and other current assets	941	3,737
Total current assets	941	79,530
Property and equipment, net	—	6,251
Deferred tax assets, non-current	—	6,080
Other assets, non-current	—	1,570
Total non-current assets	—	13,901
Total assets	$941	$93,431

Accounts payable	$—	$5,764
Accrued expenses and other current liabilities	115	39,108
Short-term borrowings	—	7,080
Total current liabilities	115	51,952
Total non-current liabilities	—	6,210
Total liabilities	$115	$58,162

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Reported results for the discontinued operations by period were as follows:

	Year Ended December 31,
	2018	2017
Revenue	$108,463	$397,106
Direct costs	69,800	252,430
Gross profit	38,663	144,676
Operating expenses:
Salaries and related	29,032	107,611
Office and general	7,441	26,171
Marketing and promotion	914	3,691
Depreciation and amortization	680	2,387
Goodwill impairment	—	1,909
Business reorganization	50	842
Operating income (loss)	546	2,065
Non-operating income (expense):
Interest income (expense), net	(88)	(394)
Other non-operating income (loss)	216	(352)
Income (Loss) from discontinued operations before taxes and gain (loss) on sale	674	1,319
Gain (loss) from sale of discontinued operations	13,861	—
Income (loss) from discontinued operations before income taxes	14,535	1,319
Provision (benefit) for income taxes	1,402	1,416
Income (loss) from discontinued operations	$13,133	$(97)

Depreciation, capital expenditures, and significant operating and investment non cash items of the discontinued operations by period were as follows:

	Year Ended December 31,
	2018	2017
Depreciation and amortization	$680	$2,387
Stock-based compensation expense	$233	$249
Capital expenditures	$284	$1,471

RTM Revenue Recognition

The Company's RTM businesses delivered permanent recruitment, contracting, and talent management solutions to its clients. The contracts have a single performance obligations and we recognized revenue from these services over time in an amount that reflects the consideration expected to be entitled to in exchange for our services. We do not incur incremental costs to obtain these contracts. The costs to fulfill these contracts were expensed as incurred. See Note 2 for additional information on the Company's revenue recognition policies.

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

Disaggregation of Revenue

The following table presents our disaggregated revenues from discontinued operations by revenue source.

	Year Ended December 31, 2018
	Permanent Recruitment	Contracting	Talent Management	Other	Total
Revenue	$20,700	$76,615	$10,694	$454	$108,463
Direct costs (1)	190	67,980	1,225	405	69,800
Gross profit	$20,510	$8,635	$9,469	$49	$38,663

	Year Ended December 31, 2017
	Permanent Recruitment	Contracting	Talent Management	Other	Total
Revenue	$81,490	$275,375	$38,092	$2,149	$397,106
Direct costs (1)	359	243,244	6,687	2,140	252,430
Gross profit	$81,131	$32,131	$31,405	$9	$144,676

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. On May 24, 2016, the Company's stockholders approved an amendment and restatement of the ISAP to,

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 2,400,000 shares. As of December 31, 2018, there were 1,097,334 shares of the Company’s common stock available for future issuance.

All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plans.

A summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the year ended December 31, 2018 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions (1) (2)	220,000
Performance and service conditions (1) (3)	207,353
Total shares of stock award granted	427,353

(1)	The performance conditions with respect to restricted stock units may be satisfied as follows:

(a)
For employees from the Americas, Asia Pacific, and Europe 70% of the restricted stock units may be earned on the basis of performance as measured by a "regional adjusted EBITDA," and 30% of the restricted stock units may be earned on the basis of performance as measured by a "group adjusted EBITDA"; and

(b)
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

(3)	To the extent restricted stock units are earned on the basis of performance, such restricted stock units will vest on the basis of service as follows:

(a)	66.6% of the restricted stock units will vest on the latter of the first anniversary of the last day of the performance period or upon ceasing service to the Company;

(b)	16.7% of the restricted stock units will vest on the latter of the second anniversary of the last day of the performance period or upon ceasing service to the Company;

(c)
16.7% of the restricted stock units will vest on the latter of the third anniversary of the last day of the performance period or upon ceasing service to the Company; provided that, in each case, the employee remains employed by the Company from the grant date through the applicable service vesting date.

The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the year ended December 31, 2018, the Company granted 290,243 restricted stock units to its non-employee directors pursuant to the Director Plan. As of December 31, 2018, there were 1,164,027 deferred restricted stock units that had been issued to non-employee directors.
For the years ended December 31, 2018 and 2017, the Company’s stock-based compensation expense related to restricted stock units, which are included in the accompanying Consolidated Statements of Operations, were as follows:

	For The Year Ended December 31,
	2018	2017
Restricted stock units	$1,539	$1,293
Tax benefits recognized in jurisdictions where the Company has taxable income	$15	$69

As of December 31, 2018 and 2017, unrecognized compensation expense and weighted average period over which the compensation expense is expected to be recognized relating to the unvested portion of the Company's restricted stock unit awards, based on the Company's historical valuation treatment, were as follows:

	As of December 31,
	2018		2017
	Unrecognized Expense	Weighted Average Period in Years	Unrecognized Expense	Weighted Average Period in Years
Restricted stock units	$294	1.69	$677	1.55

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant and generally vest ratably over a four-year period.
Changes in the Company’s stock options for the years ended December 31, 2018 and 2017 were as follows:

	For The Year Ended December 31,
	2018		2017
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	100,000	$3.86	123,500	$6.16
Expired/forfeited	(50,000)	5.22	(23,500)	15.97
Options outstanding at December 31,	50,000	$2.49	100,000	$3.86
Options exercisable at December 31,	50,000	$2.49	100,000	$3.86

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The weighted average remaining contractual term and the aggregated intrinsic value for stock options outstanding and exercisable as of December 31, 2018 and 2017 were as follows:

	As of December 31,
	2018		2017
	Remaining Contractual Term in Years	Aggregated Intrinsic Value	Remaining Contractual Term in Years	Aggregated Intrinsic Value
Stock options outstanding	1.85	$—	1.85	$—
Stock options exercisable	1.85	$—	1.85	$—

Restricted Stock Units
Changes in the Company’s restricted stock units arising from grants to certain employees and non-employee directors for the years ended December 31, 2018 and 2017 were as follows:

	For The Year Ended December 31,
	2018		2017
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	1,088,933	$1.16	480,000	$2.79
Granted	717,596	1.73	1,404,128	1.09
Shares earned above target (a)	244,855	1.00	—	—
Vested	(1,465,640)	1.25	(462,855)	1.47
Forfeited	(8,019)	1.00	(332,340)	2.79
Unvested restricted stock units at December 31,	577,725	$1.57	1,088,933	$1.16

(a)	The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

The total fair value of restricted stock units vested during the years ended December 31, 2018 and 2017 were as follows:

	For The Year Ended December 31,
	2018	2017
Fair value of restricted stock units vested	$2,792	$595

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

6 – INCOME TAXES

Income Tax Provision

On December 22, 2017, the President of the United States signed into law the Tax Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law and permits a measurement period not to exceed one year from the enactment date for companies to complete the required analysis and accounting. As permitted under SAB 118, the adjustments we recorded due to the Tax Act, including the remeasurement of deferred tax assets and liabilities and the transition tax, were based on reasonable estimates and were considered provisional. As of December 31, 2018, the one-time impact of the change in tax rate on our deferred tax assets and liabilities is complete. Additionally, we have completed our assessment of global intangible low taxed income ("GILTI") and have established a policy to account for this tax on a period basis beginning in January 1, 2018. We have also completed our analysis of the one-time transition tax and recorded the impact.
As a result of the reduction in the U.S. federal tax rate from 35% to 21% under the Tax Act, the Company revalued its ending gross deferred tax assets at December 31, 2017 by $46,189 which was fully offset by a decrease in valuation allowance. Additionally, the Company recorded an amount of $0 tax payable with respect to the deemed mandatory repatriation of undistributed foreign earnings of foreign subsidiaries. On this basis, the net impact on tax expense provided in the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017 related to the Tax Act is $0.
The domestic and foreign components of income (loss) before income taxes from continuing operations were as follows:

	Year ended December 31,
	2018	2017
Domestic	$(6,819)	$(7,851)
Foreign	1,652	5,876
Income (loss) from continuing operations before provision for income taxes	$(5,167)	$(1,975)

The provision for (benefit from) income taxes from continuing operations were as follows:

	Year ended December 31,
	2018	2017
Current tax provision (benefit):
U.S. Federal	$—	$—
State and local	20	19
Foreign	627	106
Total current provision for (benefit from) income taxes	647	125
Deferred tax provision (benefit):
U.S. Federal	(235)	—
State and local	(67)	—
Foreign	(246)	744
Total deferred provision for (benefit from) income taxes	(548)	744
Total provision for (benefit from) income taxes from continuing operations	$99	$869

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Tax Rate Reconciliation

The effective tax rates for the years ended December 31, 2018 and 2017 were negative 1.9% and negative 44.0%. These effective tax rates differ from the U.S. Federal statutory rate of 21% in 2018 and 35% in 2017 due to state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, variations from the U.S. Federal statutory rate in foreign jurisdictions, taxes on repatriations of foreign profits, and non-deductible expenses. The effects of U.S. federal tax rate changes in 2017 and state tax rate changes in 2018 on deferred tax assets and other federal and deferred tax adjustments in 2018 and 2017 were offset by changes in valuation allowances and have no net impact on effective tax rates.

The following is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2018 and 2017 to the U.S. Federal statutory rate of 21% and 35%, respectively:

	Year ended December 31,
	2018	2017
Provision for (benefit from) continuing operations at Federal statutory rates	$(1,085)	$(691)
State income taxes, net of Federal income tax effect	15	13
Change in valuation allowance	2,904	(46,491)
Taxes related to foreign income	443	452
Effect of U.S. federal and state tax rate changes on deferred tax assets	(1,727)	46,189
Nondeductible expenses	573	62
Other federal and state deferred tax adjustments	(1,024)	1,335
Provision for (benefit from) income taxes from continuing operations	$99	$869

Deferred Taxes Assets (Liabilities)

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Net deferred tax assets have been classified as non-current in the accompanying Consolidated Balance Sheets. Significant temporary differences at December 31, 2018 and 2017 were as follows:

	As of December 31,
	2018	2017
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$25	$29
Property and equipment	19	800
Goodwill and intangibles	670	1,614
Accrued compensation	1,232	1,512
Accrued liabilities and other	559	787
Tax loss carry-forwards	197,564	89,534
Deferred tax assets (liabilities) gross, total	200,069	94,276
Valuation allowance	(199,486)	(93,952)
Deferred tax assets (liabilities), net of valuation allowance, total	$583	$324

During the fourth quarter 2017, the Company reevaluated its position that all unremitted earnings of its foreign subsidiaries would be indefinitely reinvested and the Company is now required to account for U.S. tax on these earnings. Future repatriations of previously unremitted foreign earnings are expected to either be exempt from U.S. taxation or offset by NOLs, therefore as of December 31, 2018 and December 31, 2017, no U.S. tax has been provided on unremitted foreign earnings. The Company has provided $47 and $30 of withholding tax with respect to unremitted foreign earnings, respectively at December 31, 2018 and December 31, 2017.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Net Operating Losses ("NOLs"), Capital Losses, and Valuation Allowance

At December 31, 2018, the Company had losses for U.S. Federal tax purposes of approximately $721,260 in total, made up of net U.S. Federal NOLs incurred through December 31, 2018 of $341,145 and U.S. Federal capital losses of $380,115 as a result of the Sales Transaction. The NOLs include approximately $16,584 of tax losses that were not absorbed by Monster Worldwide, Inc. ("Monster") on its consolidated U.S. Federal tax returns through the spin off of the Company on April 1, 2003. U.S. Federal NOLs incurred through December 31, 2017 expire at various dates through 2037 with $3,440 scheduled to expire during 2019. U.S. Federal NOLs incurred in 2018 may be carried forward indefinitely. U.S. Federal capital losses expire in five years during 2023.

The Company's utilization of U.S. NOLs is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code ("IRC"), which may limit our ability to utilize all of the existing NOLs before the expiration dates. Based upon IRC Section 382 studies prepared by the Company, Section 382 ownership changes have occurred that will result in $227,564 of the Company’s Federal NOLs generated through September 2006 and recognized built-in losses during the five year period after September 2006 being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $31,288 of the $227,564 NOLs that are limited are expected to expire prior to utilization specifically as a result of the IRC Section 382 cumulative annual limitations.

As of December 31, 2018, certain international subsidiaries had NOLs for local tax purposes of $12,050. With the exception of $6,208 of NOLs with an indefinite carry forward period as of December 31, 2018, these losses will expire at various dates through 2035, with $0 scheduled to expire during 2019. The deferred tax recognized for NOLs are presented net of unrecognized tax benefits, where applicable.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and projected future taxable income. The provision for income tax includes a net tax benefit of $43, resulting from changes in judgment regarding the realizability of deferred tax assets in future years. As of December 31, 2018, $197,558 of the valuation allowance relates to the deferred tax asset for NOLs, $194,740 of which is U.S. Federal and state, and $2,818 of which is foreign, that management has determined will more likely than not expire prior to realization. The remaining valuation allowance of $1,928 relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company's U.S. and foreign tax losses. The increase in valuation allowance for the year ended December 31, 2018 includes an increase relating to continuing operations of $3,158 and an increase relating to U.S. capital losses as a result of the Sales Transaction of $102,660.
Uncertain Tax Positions
As of December 31, 2018 and 2017, the Company's unrecognized tax benefits, including interest and penalties, which would lower the Company’s annual effective income tax rate if recognized in the future, were as follows:

	As of December 31,
	2018	2017
Gross unrecognized tax benefits excluding interest and penalties	$1,574	$1,311
Less: amount presented as a reduction to a deferred tax asset	180	195
Unrecognized tax benefits, excluding interest and penalties	1,394	1,116
Accrued interest and penalties	588	566
Total unrecognized tax benefits that would impact the effective tax rate	$1,982	$1,682

The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits, exclusive of interest and penalties:

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Balance at January 1, 2018	$1,311
Additions based on tax positions related to the current year	360
Reductions for tax positions of prior years	(68)
Lapse of statute of limitations	(2)
Currency Translation	(27)
Balance at December 31, 2018	$1,574
Estimated interest and penalties classified as part of the provision for income taxes in the Company’s Consolidated Statements of Operations for the years ended December 31, 2018 and 2017 were as follows:

	Year ended December 31,
	2018	2017
Expense for (benefit of) estimated interest and penalties related to unrecognized tax benefits	$55	$49
Based on information available as of December 31, 2018, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $0 to $200 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or the statutes of limitations for those years when the NOLs are used or expire. As of December 31, 2018, the Company's open tax years remain subject to examination by the relevant tax authorities and currently under income tax examination were principally as follows:

Year
Earliest tax years remain subject to examination by the relevant tax authorities:
U.S. Federal	2015
Majority of U.S. state and local jurisdictions	2014
Australia	2017
Belgium	2016
Canada	2014
Netherlands	2013
Switzerland	2014
United Kingdom	2017
Jurisdictions in Asia	2018
The Company believes that its tax reserves are adequate for all years subject to examination above.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 7 – EARNINGS (LOSS) PER SHARE
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations were as follows:

	For The Year Ended December 31,
	2018	2017
Earnings (loss) per share:
EPS - basic and diluted
Income (loss) from continuing operations	$(0.16)	$(0.09)
Income (loss) from discontinued operations	0.40	—
Net income (loss)	$0.24	$(0.09)
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$(5,266)	$(2,844)
Income (loss) from discontinued operations, net of income taxes	13,133	(97)
Net income (loss)	$7,867	$(2,941)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,847	32,106
Weighted average number of common stock outstanding - diluted	32,847	32,106
The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the years ended December 31, 2018 and 2017 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	For The Year Ended December 31,
	2018	2017
Unvested restricted stock units	577,725	1,088,933
Stock options	50,000	100,000
Total	627,725	1,188,933

NOTE 8 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017 was as follows:

	As of December 31,
	2018	2017
Cash and cash equivalents of continuing operations	$40,562	$5,580
Cash and cash equivalents of discontinuing operations	—	15,460
Restricted cash included in prepaid and other	146	112
Restricted cash, non-current	352	102
Restricted cash included in current assets of discontinued operations	—	183
Restricted cash included in non-current assets of discontinued operations	—	569
Total cash, cash equivalents, and restricted cash	$41,060	$22,006

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2018 and 2017, the Company's accrued expenses and other current liabilities consisted of the following:

	December 31,
	2018	2017
Salaries, commissions and benefits	$4,887	$5,226
Severance	1,374	—
Sales, use, transaction and income taxes	708	101
Fees for professional services	697	923
Deferred revenue	56	237
Other accruals	1,262	772
Total accrued expenses and other current liabilities	$8,984	$7,259

Note 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities under operating leases that expire at various dates during 2019. Some of the operating leases provide for increasing rents over the term of the lease. Total rent expense under these leases is recognized ratably over the lease terms. As of December 31, 2018, future minimum lease commitments under non-cancelable operating leases, which will be expensed as primarily in office and general expenses, were as follows:

2019	$251
$251

Rent and related expenses for operating leases of facilities and equipment recorded under the caption "Office and general" in the accompanying Consolidated Statements of Operations were $645 and $451 for the years ended December 31, 2018 and 2017, respectively. Commitments rentals based in currencies other than U.S. dollars were translated using exchange rates as of December 31, 2018.

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
Litigation and Complaints
The Company is subject, from time to time, to various claims, lawsuits, contracts disputes and other complaints from, for example, clients, candidates, suppliers, landlords for leased properties, former and current employees, and regulators or tax authorities arising in the ordinary course of business. The Company routinely monitors claims such as these, and records provisions for losses when the claim becomes probable and the amount due is estimable. Although the outcome of these claims cannot be determined, the Company believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0 as of December 31, 2018 and 2017, respectively.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Departure of Certain Employees

As previously disclosed on July 6, 2018, the Company and David F. Kirby, the Company’s Senior Vice President, Treasury and Investor Relations, determined that Mr. Kirby would leave his positions with the Company effective July 27, 2018. In addition, the Company terminated the employment of its Corporate Counsel and Corporate Secretary effective June 29, 2018. As a result, during the year ended December 31, 2018 the Company recognized severance expense of $601 for the two corporate employees classified within salaries and related expense in the Company's Condensed Consolidated Statements of Operations.

As previously disclosed, on April 1, 2018, Stephen A. Nolan gave notice to the Company's Board of his resignation as Chief Executive Officer and a director of the Company effective as of April 1, 2018. On April 1, 2018, following the resignation of Mr. Nolan, the Board appointed Jeffrey E. Eberwein, the Chairman of the Board, as Chief Executive Officer, and Richard K. Coleman, Jr., a director of the Company, as the Chairman of the Board. As a result, during the year ended December 31, 2018 the Company recognized additional compensation expense of $2,024 to its former Chief Executive Officer classified within salaries and related expense in the Company's Condensed Consolidated Statements of Operations.

NOTE 11 – STOCKHOLDERS' EQUITY

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the year ended December 31, 2018 and 2017, the Company had repurchased 144,808 and 650,278 shares in the open market for a total cost of $208 and $858, respectively. As of December 31, 2018 and 2017, under the July 30, 2015 authorization, the Company had repurchased 3,784,213 and 3,639,405 shares for a total cost of $7,579 and $7,370, respectively.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following:

	December 31,
	2018	2017
Foreign currency translation adjustments	$(606)	$10,671
Pension plan obligations	—	38
Accumulated other comprehensive income (loss)	$(606)	$10,709

NOTE 13 – SHELF REGISTRATION AND STOCKHOLDER RIGHTS PLAN
Acquisition Shelf Registration Statement
The Company has a shelf registration on file with the SEC to enable it to issue up to 1,350,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of December 31, 2018, all of the 1,350,000 shares were available for issuance.

Stockholder Rights Plan

On October 15, 2018, the Company’s Board declared a dividend to the Company’s stockholders of record as of the close of business on October 25, 2018 (the "Record Date"), for each outstanding share of the Company’s common stock, par value 0.001 per share ("Common Stock"), of one right (a "Right") to purchase one one-hundredth of a share of a new series of participating preferred stock of the Company. The terms of the Rights are set forth in the Rights Agreement, dated as of October 15, 2018 (the "Rights Agreement"), by and between the Company and Computershare Trust Company, N.A., as rights agent.

The Board entered into the Rights Agreement in an effort to preserve the value of the Company’s NOLs and other tax benefits. The Company’s ability to utilize its NOLs may be substantially limited if the Company experiences an "ownership

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an "ownership change" would occur if the percentage of the Company’s ownership by one or more "5-percent shareholders" (as defined in the Code) increases by more than 50 percent over the lowest percentage owned by such stockholders at any time during the prior three years. The Rights Agreement is designed to preserve the Company’s tax benefits by deterring transfers of Common Stock that could result in an "ownership change" under Section 382 of the Code.

The Rights Agreement replaces the Company’s prior rights agreement designed to preserve the value of the Company’s NOLs, which was approved by stockholders in 2015 and expired in accordance with its terms in January 2018. The Company also has a provision in its Amended and Restated Certificate of Incorporation (the "Charter Provision") which generally prohibits transfers of its common stock that could result in an ownership change. The Company believes that in light of the significant amount of the NOLs, it is advisable to adopt the Rights Agreement in addition to the Charter Provision. In general terms, the Rights Agreement imposes a significant penalty upon any person or group that acquires beneficial ownership (as defined under the Rights Agreement) of 4.99% or more of the outstanding Common Stock without the prior approval of the Board (an "Acquiring Person"). Any Rights held by an Acquiring Person are void and may not be exercised. The Company intends to seek stockholder approval of the Rights Agreement at the Company’s 2019 annual meeting of stockholders.
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

The Board may adjust the purchase price of the Series B Preferred Stock, the number of shares of Series B Preferred Stock issuable and the number of outstanding Rights to prevent dilution that may occur as a result of certain events, including, among others, a stock dividend, a stock split or a reclassification of the Series B Preferred Stock or Common Stock. No adjustments to the purchase price of less than one percent will be made.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 14 – SEGMENT AND GEOGRAPHIC DATA
Segment Reporting
The Company operates in three reportable segments: the Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe. Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury, and have been allocated to the reportable segments to the extent which the costs are attributable to the reportable segments. Segment information is presented in accordance with ASC 280, "Segments Reporting." This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable are the only significant assets separated by segment for internal reporting purposes. The following information is presented net of discontinued operations. For more information see Note 4.

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter-segment elimination	Total
For the Year Ended December 31, 2018
Revenue, from external customers	$13,924	$36,946	$16,062	$—	$—	$66,932
Inter-segment revenue	20	—	—	—	(20)	—
Total revenue	$13,944	$36,946	$16,062	$—	$(20)	$66,932
Gross profit, from external customers	$11,726	$21,936	$8,442	$—	$—	$42,104
Inter-segment gross profit	20	(20)	—	—	—	—
Total gross profit	$11,746	$21,916	$8,442	$—	$—	$42,104
EBITDA (loss) (a)	$440	$2,221	$(450)	$(7,660)	$—	$(5,449)
Depreciation and amortization	4	3	9	—	—	16
Interest income (expense), net	—	—	—	298	—	298
Intercompany interest income (expense), net	—	(317)	—	317	—	—
Income (loss) from continuing operations before income taxes	$436	$1,901	$(459)	$(7,045)	$—	$(5,167)
Provision for (benefit from) income taxes	$(12)	$289	$22	$(200)	$—	$99
As of December 31, 2018
Accounts receivable, net	$2,548	$4,644	$2,701	$—	$—	$9,893
Total assets	$4,691	$10,118	$7,773	$29,656	$—	$52,238

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter-segment elimination	Total
For the Year Ended December 31, 2017
Revenue, from external customers	$16,196	$29,767	$13,652	$—	$—	$59,615
Inter-segment revenue	47	—	—	—	(47)	—
Total revenue	$16,243	$29,767	$13,652	$—	$(47)	$59,615
Gross profit, from external customers	$14,419	$19,391	$8,250	$—	$—	$42,060
Inter-segment gross profit	29	—	(28)	—	(1)	—
Total gross profit	$14,448	$19,391	$8,222	$—	$(1)	$42,060
Business reorganization	$(82)	$—	$(5)	$(22)	$—	$(109)
EBITDA (loss) (a)	$1,578	$4,770	$923	$(8,877)	$—	$(1,606)
Depreciation and amortization	2	—	—	359	—	361
Interest income (expense), net	—	—	—	(8)	—	(8)
Intercompany interest income (expense), net	—	—	—	—	—	—
Income (loss) from continuing operations before income taxes	$1,576	$4,770	$923	$(9,244)	$—	$(1,975)
Provision for (benefit from) income taxes	$63	$356	$60	$390	$—	$869
As of December 31, 2017
Accounts receivable, net	$3,112	$4,664	$3,769	$—	$—	$11,545
Total assets	$5,892	$5,007	$5,150	$2,160	$—	$18,209

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

Geographic Data Reporting
A summary of revenues for the years ended December 31, 2018 and 2017 and net assets by geographic area as of December 31, 2018 and 2017 from continuing operations were as follows:

Information by geographic region	United Kingdom	Australia	United States	Other	Total
For the Year Ended December 31, 2018
Revenue (a)	$15,690	$30,181	$12,949	$8,112	$66,932
For the Year Ended December 31, 2017
Revenue (a)	$11,222	$24,973	$15,405	$8,015	$59,615
As of December 31, 2018
Net assets	$3,086	$3,101	$28,595	$4,879	$39,661
As of December 31, 2017
Net assets	$2,496	$1,671	$1,605	$2,111	$7,883

(a)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 15 – SUBSEQUENT EVENTS

On February 19, 2019 the Company's Board of Directors announced an approved tender offer to buy up to 3,150,000 shares of the Company's common stock, par value $0.001 per share, representing slightly less than 10% of total shares outstanding at December 31, 2018, at a price of $1.50 per share. The tender offer commenced on February 22, 2019 and expires on March 22, 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Management's Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Form 10-K under the caption "Management's Annual Report on Internal Control Over Financial Reporting."
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions "Proposal 1: Election of Directors," "Board of Directors and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report (the "Proxy Statement"), is hereby incorporated by reference. The information required by Item 10 with respect to our Executive Officers is included in Part I of this Form 10-K.

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and a Code of Ethics for the Chief Executive Officer and the Senior Financial and Accounting Officers. We have posted a copy of the Code of Business Conduct and Ethics and the Code of Ethics on our website at www.hudsonrpo.com. The Code of Business Conduct and Ethics and the Code of Ethics are also available in print to any stockholder who requests them in writing from the Corporate Secretary at 53 Forest Avenue, 1st Floor, Old Greenwich, CT 06870. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Ethics by posting such information on our website at www.hudsonrpo.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement under the captions "Director Compensation" and "Executive Compensation."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the caption "Principal Stockholders."

Equity Compensation Plan Information

The following table presents information on the Company's equity compensation plans as of December 31, 2018.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)

	A	B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	—	$—	—
2009 Incentive Stock and Awards Plan	50,000	2.49	1,097,334	(1)
Employee Stock Purchase Plan	—	—	116,329	(2)
Total	50,000	$2.49	1,213,663

(1)	Excludes 577,725 shares of unvested restricted common stock previously granted under the Hudson Global, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.

(2)	The Company suspended the Hudson Global, Inc. Employee Stock Purchase Plan effective January 1, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement under the captions "Board of Directors and Corporate Governance-Independent Directors" and "Board of Directors and Corporate Governance-Policies and Procedures Regarding Related Person Transactions."

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Item 14 has been omitted from this report, and is incorporated by to the information in the proxy statement entitled "Proposal 3 - Ratification of Selection of Independent Registered Public Accounting Firm for 2019."

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

1. Financial statements - The following consolidated financial statements of Hudson Global, Inc. are filed as part of this report under Item 8 - Financial Statements and Supplementary Data.

2. Financial statement schedules

Schedule II - Valuation and qualifying accounts and reserves

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and the notes thereto.

3. Exhibits

Exhibit Number	Exhibit Description
(2.1)
Agreement for the Sale and Purchase of the Share Capital of Hudson Belgium NV, December 17, 2017, as amended January 25, 2018, between Hudson Global, Inc., Hudson Highland Group Holdings International, Inc., Value Plus NV and Ivan De Witte and De Witte Comm. V. (incorporated by reference to Annex A to Hudson Global, Inc.’s Definitive Proxy Statement filed February 13, 2018 (File No. 0-50129)).

(2.2)
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

(3.2)
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Hudson Global, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-38704)).

(3.3)
Certificate of Designations of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated February 2, 2005 (File No. 0-50129)).

(3.4)
Certificate of Designation of Series B Junior Participating Preferred Stock of Hudson Global, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated October 15, 2018 (File No. 0-50129)).

(3.5)	Amended and Restated By-laws of Hudson Global, Inc. (incorporated by reference to Exhibit 3.4 to Hudson Global, Inc.'s Current Report on Form 8-K dated June 15, 2015 (File No. 0-50129)).
(4.1)
Rights Agreement, dated as of October 15, 2018, by and between Hudson Global, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated October 15, 2018 (File No. 0-50129)).

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

(10.18)*
Amendment to Employment Agreement, dated as of March 9, 2018, between Hudson Global, Inc. and Patrick Lyons (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated March 9, 2018 (File No. 0-50129)).

(10.19)*
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
(99.1)
Proxy Statement for the 2018 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2018; except to the extent specifically incorporated by reference, the Proxy Statement for the 2018 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

(101)
The following materials from Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017, (iii) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, (v) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
HUDSON GLOBAL, INC.
DECEMBER 31, 2018

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
(in thousands)	of Period	Expenses	Other	of Period
Year Ended December 31, 2018
Allowance for Doubtful Accounts (1)	$684	(10)	633	$41
Deferred tax assets-valuation allowance (1)	$110,159	$89,327	$—	$199,486

Year Ended December 31, 2017
Allowance for Doubtful Accounts (1)	$799	72	187	$684
Deferred tax assets-valuation allowance (1)	$156,342	$(46,183)	$—	$110,159

(1) Includes amounts classified as discontinued operations on the consolidated balance sheet and related activity.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)
Date:	March 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY E. EBERWEIN	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2019
Jeffrey E. Eberwein

/s/ PATRICK LYONS	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2019
Patrick Lyons

/s/ ALAN L. BAZAAR	Director	March 8, 2019
Alan L. Bazaar

/s/ RICHARD K. COLEMAN, JR.	Director	March 8, 2019
Richard K. Coleman, Jr.

/s/ IAN V. NASH	Director	March 8, 2019
Ian V. Nash

/S/ CONNIA NELSON	Director	March 8, 2019
Connia Nelson

/S/ MIMI DRAKE	Director	March 8, 2019
Mimi Drake