Form 10-Q
period 2019-03-31
Hudson Global, Inc.
filed 2019-05-09
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019
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
(212) 351-7400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	HSON	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights		The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2019
Common Stock - $0.001 par value	29,388,873

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$16,187	$16,215
Direct costs	6,791	6,061
Gross profit	9,396	10,154
Operating expenses:
Salaries and related	9,172	10,359
Other selling, general and administrative	2,188	2,453
Depreciation and amortization	18	—
Operating loss	(1,982)	(2,658)
Non-operating income (expense):
Interest income, net	313	—
Other expense, net	(37)	(67)
Loss from continuing operations before provision for income taxes	(1,706)	(2,725)
Provision for income taxes from continuing operations	65	172
Loss from continuing operations	(1,771)	(2,897)
(Loss) income from discontinued operations, net of income taxes	(131)	13,618
Net (loss) income	$(1,902)	$10,721
Basic and diluted (loss) earnings per share:
Basic and diluted loss per share from continuing operations	$(0.05)	$(0.09)
Basic and diluted earnings per share from discontinued operations	—	0.42
Basic and diluted (loss) earnings per share	$(0.06)	$0.33
Weighted-average shares outstanding:
Basic	32,877	32,146
Diluted	32,877	32,146

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Comprehensive income (loss):
Net (loss) income	$(1,902)	$10,721
Other comprehensive income (loss):
Foreign currency translation adjustment, net of applicable income taxes	65	333
Reclassification of currency translation adjustment included in income (loss) from discontinued operations, net of income taxes	—	(10,819)
Reclassification of pension liability adjustment included in income (loss) from discontinued operation, net of income taxes	—	(38)
Total other comprehensive income (loss), net of income taxes	65	(10,524)
Comprehensive (loss) income	$(1,837)	$197

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$30,266	$40,562
Accounts receivable, less allowance for doubtful accounts of $93 and $41, respectively	12,587	9,893
Prepaid and other	1,173	671
Current assets of discontinued operations	—	941
Total current assets	44,026	52,067
Property and equipment, net	184	170
Operating lease right-of-use assets	639	—
Deferred tax assets, non-current	620	583
Restricted cash, non-current	377	352
Other assets, non-current	7	7
Total assets	$45,853	$53,179
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$983	$1,461
Accrued expenses and other current liabilities	7,205	8,984
Operating lease obligations, current	297	—
Current liabilities of discontinued operations	23	115
Total current liabilities	8,508	10,560
Income tax payable, non-current	2,036	1,982
Operating lease obligations, non-current	342	—
Other non-current liabilities	151	150
Total liabilities	11,037	12,692
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 36,217 and 36,135 shares issued; 29,389 and 31,905 shares outstanding, respectively	36	36
Additional paid-in capital	485,279	485,095
Accumulated deficit	(437,454)	(435,552)
Accumulated other comprehensive loss, net of applicable tax	(541)	(606)
Treasury stock, 6,828 and 4,230 shares, respectively, at cost	(12,504)	(8,486)
Total stockholders' equity	34,816	40,487
Total liabilities and stockholders' equity	$45,853	$53,179

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(1,902)	$10,721
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	18	680
Provision for doubtful accounts	—	37
(Benefit from) provision for deferred income taxes	(32)	223
Stock-based compensation	184	696
Gain on sale of consolidated subsidiaries	—	(14,043)
Changes in assets and liabilities, net of effect of dispositions:
Increase in accounts receivable	(2,617)	(8,429)
Decrease (increase) in prepaid and other assets	484	(412)
Decrease in accounts payable, accrued expenses and other liabilities	(2,351)	(3,691)
Decrease in accrued business reorganization	—	(487)
Net cash used in operating activities	(6,216)	(14,705)
Cash flows from investing activities:
Capital expenditures	(35)	(284)
Proceeds from sale of consolidated subsidiaries, net of cash and restricted cash sold	—	27,977
Net cash (used in) provided by investing activities	(35)	27,693
Cash flows from financing activities:
Borrowings under credit agreements	—	59,674
Repayments under credit agreements	—	(51,682)
Repayment of capital lease obligations	—	(26)
Purchase of treasury stock	(3,982)	—
Purchase of restricted stock from employees	(36)	(67)
Net cash (used in) provided by financing activities	(4,018)	7,899
Effect of exchange rates on cash, cash equivalents and restricted cash	51	404
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,218)	21,291
Cash, cash equivalents, and restricted cash, beginning of the period	41,060	22,006
Cash, cash equivalents, and restricted cash, end of the period	$30,842	$43,297
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$92
Net cash payments during the period for income taxes	$47	$129
Cash paid for amounts included in operating lease liabilities	$87	$—
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$723	$—

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock Outstanding		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Total
	Shares	Value				Shares	Value
Balance at December 31, 2018	36,135	$36	$485,095	$(435,552)	$(606)	4,230	$(8,486)	$40,487
Net loss	—	—	—	(1,902)	—	—	$—	(1,902)
Other comprehensive income, net of applicable tax	—	—	—	—	65	—	—	65
Purchase of treasury stock	—	—	—	—	—	2,575	(3,982)	(3,982)
Purchase of restricted stock from employees	—	—	—	—	—	23	(36)	(36)
Stock-based compensation and vesting of restricted stock units	82	—	184	—	—	—	—	184
Balance at March 31, 2019	36,217	$36	$485,279	$(437,454)	$(541)	6,828	$(12,504)	$34,816

Balance at December 31, 2017	34,959	$34	$483,558	$(443,419)	$10,709	3,800	$(7,730)	$43,152
Net income	—	—	—	10,721	—	—	$—	10,721
Other comprehensive income, net of applicable tax	—	—	—	—	(10,524)	—	—	(10,524)
Purchase of restricted stock from employees	—	—	—	—	—	34	(67)	(67)
Stock-based compensation and vesting of restricted stock units	453	—	696	—	—	—	—	696
Balance at March 31, 2018	35,412	$34	$484,254	$(432,698)	$185	3,834	$(7,797)	$43,978

See accompanying notes to condensed consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION
These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission ("SEC") for interim financial reporting and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2018.
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
(in thousands, except share and per share amounts)
(unaudited)

NOTE 3 – ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Pronouncements

On January 1, 2019, we adopted Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. In July 2018, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements" ("ASU 2018-11"). This ASU allows adoption of the standard as of the effective date without restating prior periods. We did not elect to recognize the lease assets and liabilities in the statement of financial position for short-term leases. For more information, see Note 10.

On January 1, 2019, we adopted ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which provides guidance on reclassification of certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), enacted on December 22, 2017. ASU No. 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the application of the Tax Act. Additionally, ASU No. 2018-02 requires financial statement preparers to disclose (1) a description of their accounting policy for releasing income tax effects from accumulated other comprehensive income, (2) whether they elect to reclassify the stranded income tax effects from the Tax Act, and (3) information about other income tax effects related to the application of the Tax Act that are reclassified from accumulated other comprehensive income to retained earnings, if any. The adoption had no impact on the Company's consolidated financial statements.

On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") and a series of related accounting standard updates designed to create improved revenue recognition and disclosure comparability in financial statements. For more information, see Note 4.

On January 1, 2018, we retroactively adopted ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." This ASU requires the statements of cash flows to present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning of period and end of period amounts presented on the statements of cash flows.

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

We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transfer services. We do not have any material contract assets or liabilities as of and for the three months ended March 31, 2019.

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

	Three Months Ended March 31, 2019
	RPO Recruitment	RPO Contracting	Total
Revenue	$9,567	$6,620	$16,187
Direct costs (1)	728	6,063	6,791
Gross profit	$8,839	$557	$9,396

	Three Months Ended March 31, 2018
	RPO Recruitment	RPO Contracting	Total
Revenue	$11,689	$4,526	$16,215
Direct costs (1)	2,018	4,043	6,061
Gross profit	$9,671	$483	$10,154

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

The following is a reconciliation of the gross proceeds to the net proceeds as presented in the statement of cash flows for the three months ended March 31, 2018.

Gross proceeds	$38,960
Less: cash and restricted cash sold	(9,547)
Less: transaction costs	(1,436)
Net cash proceeds as presented in the statement of cash flows	$27,977

The divestiture generated a pre-tax gain of $14,043 for the three months ended March 31, 2018, which includes a benefit of $10,819 reclassification adjustment relating to the net foreign currency translation gains previously included in

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

accumulated other comprehensive income. The pre-tax gain is subject to adjustment for various purchase price adjustments.

The RTM businesses met the criteria for discontinued operations set forth in ASC 205 on March 31, 2018 subsequent to approval of the sale by our stockholders. The Company reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations and from segment results for all periods presented.

The carrying amounts of the classes of assets and liabilities from the RTM businesses included in discontinued operations were as follows:

	March 31, 2019	December 31, 2018
	Total	Total
Prepaid and other current assets	$—	$941
Total current assets	—	941
Total assets	$—	$941

Accrued expenses and other current liabilities	$23	$115
Total current liabilities	23	115
Total liabilities	$23	$115

Reported results for the discontinued operations by period were as follows:

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$108,463
Gross profit	—	38,663
Operating expenses:
Salaries and related	—	29,032
Other selling, general and administrative	—	8,355
Depreciation and amortization	—	680
Business reorganization	—	50
Operating income	—	546
Non-operating income (expense):
Interest expense, net	—	(88)
Other non-operating income	—	216
Income from discontinued operations before taxes and gain (loss) on sale	—	674
(Loss) gain from sale of discontinued operations	(131)	14,043
(Loss) income from discontinued operations before income taxes	(131)	14,717
Provision for income taxes	—	1,099
(Loss) income from discontinued operations	$(131)	$13,618

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Depreciation, capital expenditures, and significant operating and investment non cash items of the discontinued operations by period were as follows:

	Three Months Ended March 31,
	2019	2018
Depreciation and amortization	$—	$680
Stock-based compensation expense	$—	$233
Capital expenditures	$—	$284

Disaggregation of Revenue

The following table presents our disaggregated revenues from discontinued operations by revenue source.

	Three Months Ended March 31, 2018
	Permanent Recruitment	Contracting	Talent Management	Other	Total
Revenue	$20,700	$76,615	$10,694	$454	$108,463
Direct costs (1)	190	67,980	1,225	405	69,800
Gross profit	$20,510	$8,635	$9,469	$49	$38,663

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On May 24, 2016, the Company's stockholders approved an amendment and restatement of the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 2,400,000 shares. As of March 31, 2019, there were 922,985 shares of the Company’s common stock available for future issuance under the ISAP.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The following table presents a summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the three months ended March 31, 2019:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions (1) (2)	195,000

(1)	The performance conditions with respect to restricted stock units may be satisfied as follows:

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

The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company's Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the three months ended March 31, 2019, the Company granted 56,048 restricted stock units to its non-employee directors pursuant to the Director Plan.
As of March 31, 2019, 1,359,692 restricted stock units are deferred under the Company’s ISAP.
For the three months ended March 31, 2019 and 2018, the Company’s stock-based compensation expense related to stock options and restricted stock units was as follows:

	Three Months Ended March 31,
	2019	2018
Stock options	$—	$—
Restricted stock units	184	696
Total	$184	$696

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.
As of March 31, 2019, the Company had no unrecognized stock-based compensation expense related to outstanding unvested stock options.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Changes in the Company’s stock options for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	50,000	$2.49	100,000	$3.86
Expired/forfeited	—	—	—	—
Options outstanding at March 31,	50,000	$2.49	100,000	$3.86
Options exercisable at March 31,	50,000	$2.49	100,000	$3.86

Restricted Stock Units
As of March 31, 2019, the Company had approximately $712 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 2.25 years. Restricted stock units have no voting or dividend rights until the awards are vested.
Changes in the Company’s restricted stock units for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	577,725	$1.57	1,088,933	$1.16
Granted	251,048	$1.53	45,329	$2.14
Shares earned above target (a)	7,223	$1.70	244,855	$1.00
Vested	(277,937)	$1.62	(498,919)	$1.28
Forfeited	(60,702)	$1.70	(7,515)	$1.00
Unvested restricted stock units at March 31,	497,357	$1.54	872,683	$1.10

(a)	The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

NOTE 7 – INCOME TAXES

Income Tax Provision

The Company is subject to the provisions of the Tax Act. The Tax Act reduced the corporate income tax rate and transitioned from a worldwide corporate tax system to a modified territorial corporate tax system. The main provisions of the Tax Act affecting the Company in 2019 and 2018 include a reduced U.S. federal tax rate and a tax on global intangible low-taxed income (“GILTI”). The Company accounts for GILTI in the period in which it is incurred. The impact of the Tax Act on the Company’s effective tax rate in 2019 and 2018 is effectively eliminated by utilization of the Company’s tax losses subject to full valuation allowances.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Effective Tax Rate
The provision for income taxes for the three months ended March 31, 2019 was $65 on a pre-tax loss from continuing operations of $1,706, compared to a provision for income taxes of $172 on pre-tax loss from continuing operations of $2,725 for the same period in 2018. The Company’s effective income tax rate was negative 3.8% and negative 6.3% for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and March 31, 2018, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, variations from the U.S. Federal statutory rate in foreign jurisdictions, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.

Uncertain Tax Positions
As of March 31, 2019 and December 31, 2018, the Company had $2,036 and $1,982, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate.
Accrued interest and penalties were $639 and $588 as of March 31, 2019 and December 31, 2018, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed Consolidated Statement of Operations and totaled to a provision of $44 and $14 for the three months ended March 31, 2019 and 2018, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of March 31, 2019, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

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
Based on information available as of March 31, 2019, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $0 to $200 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Earnings (loss) per share ("EPS"):
EPS - basic and diluted:
Loss from continuing operations	$(0.05)	$(0.09)
Income from discontinued operations	—	0.42
Net (loss) income	$(0.06)	$0.33
EPS numerator - basic and diluted:
Loss from continuing operations	$(1,771)	$(2,897)
(Loss) income from discontinued operations	(131)	13,618
Net (loss) income	$(1,902)	$10,721
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	32,877	32,146
Common stock equivalents: stock options and restricted stock units (a)	—	—
Weighted average number of common stock outstanding - diluted	32,877	32,146

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three months ended March 31, 2019 and 2018 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Unvested restricted stock units	497,357	872,683
Stock options	50,000	100,000
Total	547,357	972,683

NOTE 9 – CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 was as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
Cash and cash equivalents of continuing operations	$30,266	$40,562
Restricted cash included in prepaid and other	199	146
Restricted cash, non-current	377	352
Total cash, cash equivalents, and restricted cash	$30,842	$41,060

Restricted cash under the caption "Prepaid and other" primarily includes lease and collateral deposits . Restricted cash under the caption "Other assets" primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy, and a bank guarantee for licensing in Switzerland.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory, and other contingent liabilities. The legal reserves are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company had no reserves as of March 31, 2019 and December 31, 2018, respectively.
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
Operating Leases
Effective January 1, 2019, the Company adopted the new lease guidelines detailed in ASU 2016-02. The Company's financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance as provided for in the alternative transition approach under ASU 2018-11. We did not elect to apply the recognition requirements to short-term leases with terms of 12 months or less based on original lease commencement date and instead recognize the lease payments on a straight line basis over the lease term. Adoption of this standard resulted in the recording of net operating lease right-of-use assets and corresponding operating lease liabilities of $0.7 million for rented office spaces.
Our office space leases have remaining lease terms of one year to 3 years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the three months ended March 31, 2019 were $136 (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of March 31, 2019 was 2.4 years.
Future minimum operating lease payments are as follows:

	2019	2020	2021	2022	Total
Minimum lease payments	$236	$241	$149	$13	$639

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of applicable tax, consisted of the following:

	March 31,	December 31,
	2019	2018
Foreign currency translation adjustments	$(541)	$(606)
Accumulated other comprehensive loss	$(541)	$(606)

NOTE 12 – STOCKHOLDERS' EQUITY

On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the three months ended March 31, 2019, the Company repurchased 106,298 shares on the open market for $154. No purchases of shares were made during the same period last year. As of March 31, 2019, under the July 30, 2015 authorization, the Company had repurchased 3,890,511 shares for a total cost of $7,733.

In addition to the shares repurchased above under the $10,000 authorization plan, on February 22, 2019, the Company commenced a tender offer to purchase up to 3,150,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.50 per share.  The tender offer expired on Friday, March 22, 2019. In accordance with the terms and conditions of the tender offer, the Company acquired 2,468,628 shares for an aggregate cost of $3,703, excluding fees and expenses of $125.

NOTE 13 – SEGMENT AND GEOGRAPHIC DATA
Segment Reporting
The Company operates in three reportable segments: the Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe. Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax, and treasury. Segment information is presented in accordance with ASC 280, "Segment Reporting." This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable, net and long-lived assets are the only significant assets separated by segment for internal reporting purposes. The following information is presented net of discontinued operations. For more information see Note 5.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Hudson Americas	Hudson Asia Pacific	Hudson Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended March 31, 2019
Total revenue	$3,175	$8,679	$4,369	$—	$(36)	$16,187
Total gross profit	$2,797	$4,560	$2,044	$—	$(5)	$9,396
EBITDA (loss) (a)	$(414)	$(48)	$(348)	$(1,191)	$—	$(2,001)
Depreciation and amortization	5	5	7	1	—	18
Intercompany interest income (expense), net	—	(101)	—	101	—	—
Interest income (expense), net	—	—	—	313	—	313
Income (loss) from continuing operations before income taxes	$(419)	$(154)	$(355)	$(778)	$—	$(1,706)

As of March 31, 2019
Accounts receivable, net	$3,169	$6,083	$3,298	$37	$—	$12,587
Total assets	$3,737	$10,246	$6,886	$24,984	$—	$45,853

For The Three Months Ended March 31, 2018
Total revenue	$3,701	$8,824	$3,690	$—	$—	$16,215
Total gross profit	$3,124	$4,922	$2,108	$—	$—	$10,154
EBITDA (loss) (a)	$291	$544	$11	$(3,571)	$—	$(2,725)
Income (loss) from continuing operations before income taxes	$291	$544	$11	$(3,571)	$—	$(2,725)

As of March 31, 2018
Accounts receivable, net	$2,645	$6,174	$4,856	$—	$—	$13,675
Total assets	$4,292	$8,242	$6,750	$38,686	$—	$57,970

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the three months ended March 31, 2019 and 2018 and long-lived assets and net assets by geographic area as of March 31, 2019 and 2018, presented net of discontinued operations, were as follows:

	United Kingdom	Australia	United States	Other	Total
For The Three Months Ended March 31, 2019
Revenue (a)	$4,011	$6,768	$2,851	$2,557	$16,187
For The Three Months Ended March 31, 2018
Revenue (a)	$3,533	$7,639	$3,535	$1,508	$16,215
As of March 31, 2019
Net assets	$2,645	$3,148	$24,176	$4,870	$34,839
As of March 31, 2018
Net assets	$2,802	$2,909	$35,365	$2,902	$43,978

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

NOTE 14 – STOCKHOLDER RIGHTS PLAN

On October 15, 2018, the Company’s Board declared a dividend to the Company’s stockholders of record as of the close of business on October 25, 2018 (the "Record Date"), for each outstanding share of the Company’s common stock, of one right (a "Right") to purchase one one-hundredth of a share of a new series of participating preferred stock of the Company. The terms of the Rights are set forth in the Rights Agreement, dated as of October 15, 2018 (the "Rights Agreement"), by and between the Company and Computershare Trust Company, N.A., as rights agent. Subsequent to the end of the quarter, the Company received stockholder approval of the Rights Agreement at the Company’s 2019 annual meeting of stockholders held on May 6, 2019. Each Right allows its holder to purchase from the Company one one-hundredth of a share of the Company’s Series B Junior Participating Preferred Stock ("Series B Preferred Stock") for a purchase price of $3.50. Each fractional share of Series B Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of common stock. Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation rights.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 15 – SUBSEQUENT EVENT

Line of Credit

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into a credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited ("NAB"). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow based on a percentage of trade receivables up to a maximum of 4 million Australian dollars. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice.

The NAB Facility Agreement contains various restrictions and covenants including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Part 1 of this Form 10-Q. The reader should also refer to the Condensed Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2018. This MD&A contains forward-looking statements. Please see "FORWARD-LOOKING STATEMENTS" for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization ("EBITDA"). See Note 13 to the Condensed Consolidated Financial Statements of this Form 10-Q for EBITDA segment reconciliation information. The tables and information in this MD&A were derived from exact numbers and may have immaterial rounding differences.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Recent Accounting Pronouncements

•	Critical Accounting Policies

•	Forward-Looking Statements

Executive Overview

Prior to the second quarter of 2018, the Company’s core service offerings included Permanent Recruitment, Contracting, and Talent Management Solutions (collectively, Recruitment and Talent Management or "RTM"), as well as Recruitment Process Outsourcing ("RPO"). On March 31, 2018, the Company completed the sale of its RTM businesses in Belgium, Europe (excluding Belgium), and Asia Pacific ("APAC") in separate transactions (the "Sales Transactions") to Value Plus NV, Morgan Philips Group S.A., and Apache Group Holdings Pty Limited, respectively. The RTM businesses met the criteria for discontinued operations. The proceeds from the sale were $39.0 million, or $28.0 million net of cash and restricted cash sold of $9.5 million, and transaction costs of $1.4 million. Debt assumed in the Sales Transactions by the buyers was $17.6 million.

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

Index

This MD&A discusses the results of the Company’s RPO businesses for three months ended March 31, 2019 and 2018, and excludes the results of the Company’s RTM businesses, which, as discussed in Note 5 to the Condensed Consolidated Financial Statements are reported in discontinued operations.
Current Market Conditions
Economic conditions in most of the world's major markets have remained stable since 2018, although global growth is projected to slow slightly in 2019 compared to the prior year. In the U.K., uncertainty around the 2016 referendum to exit the European Union (commonly referred to as "Brexit") continues to impact global markets, including currencies, and has resulted in increased volatility in the value of the British pound as compared to the U.S. dollar. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. The Company's U.K. operations, future financial performance, and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the U.K. negotiates its exit from the European Union. In China, efforts to increase fiscal and monetary stimuli to counter the impact of tariffs is expected to lead to growth.
The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic and political conditions and their effect on the demand for the Company's services.
Financial Performance
The Company achieved mixed financial performance for the first quarter of 2019 in the markets in which it operates. On a constant currency basis, for the three months ended March 31, 2019, revenue increased by $1.4 million, or 9.2%, and gross profit declined by $0.2 million or 2.5%, compared to the same period in 2018.
    The changes in revenue were driven by strong results in APAC and Europe partially offset by a decline in the Americas.

The following is a summary of the highlights for the three months ended March 31, 2019 and 2018. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment.

•	Revenue was $16.2 million for the three months ended March 31, 2019, compared to $16.2 million for the same period in 2018, for a slight decrease of 0.2%.

◦
On a constant currency basis, the Company's revenue increased $1.4 million, or 9.2%, due to an increase of $2.9 million in RPO contracting revenue (up 77.0% compared to the same period in 2018), partially offset by a decrease of $1.5 million in RPO recruitment revenue (down 13.7%) compared to the same period in 2018).

•	Gross profit was $9.4 million for the three months ended March 31, 2019, compared to $10.2 million for the same period in 2018, a decrease of $0.8 million, or 7.5%.

◦
On a constant currency basis, gross profit declined $0.2 million or 2.5% due to a decrease of $0.4 million in RPO recruitment gross profit (down 4.3% compared to the same period in 2018), partially offset by an increase of $0.2 million in RPO contracting gross profit (up 39.3% compared to the same period in 2018).

•
Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) ("SG&A and Non-Op") were $11.4 million for the three months ended March 31, 2019, compared to $12.9 million for the same period in 2018, a decrease of $1.5 million, or 11.5%.

◦
On a constant currency basis, SG&A and Non-Op decreased $0.9 million, or 7.6%. SG&A and Non-Op, as a percentage of revenue, was 70.4% for the three months ended March 31, 2019, compared to 83.2% for the same period in 2018.

•
EBITDA loss was $2.0 million for the three months ended March 31, 2019, compared to EBITDA loss of $2.7 million for the same period in 2018, a decrease in EBITDA loss of $0.7 million. On a constant currency basis, EBITDA loss also decreased $0.7 million.

•
Net loss was $1.9 million for the three months ended March 31, 2019, compared to net income of $10.7 million for the same period in 2018, an increase in in net loss of $12.6 million. On a constant currency basis, net loss increased $15.3 million.

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
Changes in revenue, gross profit, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Hudson Americas	$3,140	$3,700	$(7)	$3,693
Hudson Asia Pacific	8,679	8,825	(1,134)	7,691
Hudson Europe	4,368	3,690	(247)	3,443
Total	$16,187	$16,215	$(1,388)	$14,827
Gross profit:
Hudson Americas	$2,762	$3,126	$(7)	$3,119
Hudson Asia Pacific	4,590	4,923	(452)	4,471
Hudson Europe	2,044	2,105	(62)	2,043
Total	$9,396	$10,154	$(521)	$9,633
SG&A and Non-Op (a):
Hudson Americas	$3,211	$2,833	$(9)	$2,824
Hudson Asia Pacific	4,609	4,378	(456)	3,922
Hudson Europe	2,393	2,097	(83)	2,014
Corporate	1,184	3,571	3	3,574
Total	$11,397	$12,879	$(545)	$12,334
Operating income (loss):
Hudson Americas	$(297)	$343	$—	$343
Hudson Asia Pacific	160	620	—	620
Hudson Europe	(202)	52	20	72
Corporate	(1,643)	(3,673)	(1)	(3,674)
Total	$(1,982)	$(2,658)	$19	$(2,639)
Net income (loss), consolidated	$(1,902)	$10,721	$2,694	$13,415
EBITDA (loss) from continuing operations (b):
Hudson Americas	$(414)	$291	$—	$291
Hudson Asia Pacific	(48)	544	8	552
Hudson Europe	(348)	11	22	33
Corporate	(1,191)	(3,571)	(2)	(3,573)
Total	$(2,001)	$(2,725)	$28	$(2,697)

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended
	March 31,
$ in thousands	2019	2018
Net (loss) income	$(1,902)	$10,721
Adjustment for (loss) income from discontinued operations, net of income taxes	(131)	13,618
Loss from continuing operations	(1,771)	(2,897)
Adjustments to net loss from continuing operations
Provision for income taxes	65	172
Interest income, net	(313)	—
Depreciation and amortization expense	18	—
Total adjustments from net (loss) income to EBITDA loss	(230)	172
EBITDA loss from continuing operations	$(2,001)	$(2,725)

Index

Results of Operations
Hudson Americas (reported currency)
Revenue

	Three Months Ended March 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Revenue	$3.1	$3.7	$(0.6)	(15.1)%

For the three months ended March 31, 2019, RPO recruitment revenue decreased by $0.4 million, or 12.4% and RPO contracting revenue declined by $0.2 million, or 42.3%. The decreases in RPO recruitment and contracting revenue was due to slower demand for services from clients in the first quarter of 2019 compared to the prior year.
Gross Profit

	Three Months Ended March 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Gross profit	$2.8	$3.1	$(0.4)	(11.6)%
Gross profit as a percentage of revenue	88.0%	84.5%	N/A	N/A

For the three months ended March 31, 2019, RPO recruitment gross profit decreased $0.4 million, or 12.8%, partially offset by a slight increase in RPO contracting, as compared to the same period in 2018. The decline in RPO recruitment gross profit was due to the same factors noted above for revenue.

For the three months ended March 31, 2019, total gross profit as a percentage of revenue was 88.0%, as compared to 84.5% for the same period in 2018. The increase in total gross profit as a percentage of revenue was attributed to the higher mix of RPO recruitment to RPO contracting revenue in 2019 as compared to 2018.

SG&A and Non-Op

	Three Months Ended March 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
SG&A and Non-Op	$3.2	$2.8	$0.4	13.3%
SG&A and Non-Op as a percentage of revenue	102.3%	76.6%	N/A	N/A

For the three months ended March 31, 2019, SG&A and Non-Op increased $0.4 million, or 13.3%, as compared to the same period in 2018 due to higher costs of service delivery teams and investment in the sales team.

Index

Operating Income and EBITDA

	Three Months Ended March 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	As reported
Hudson Americas
Operating (loss) income	$(0.3)	$0.3	$(0.6)	(186.6)%
EBITDA (loss)	$(0.4)	$0.3	$(0.7)	(242.3)%
EBITDA (loss) as a percentage of revenue	(13.2)%	7.9%	N/A	N/A

For the three months ended March 31, 2019, EBITDA loss was $0.4 million, or 13.2% of revenue, as compared to EBITDA of $0.3 million, or 7.9% of revenue, for the same period in 2018. The decrease in EBITDA for the three months ended March 31, 2019 was principally due to declines in gross profit as well as the increase in SG&A and Non-Op and corporate administrative charges.

Index

Hudson Asia Pacific (constant currency)
Revenue

	Three Months Ended March 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Revenue	$8.7	$7.7	$1.0	12.8%

For the three months ended March 31, 2019, RPO contracting revenue increased $2.2 million or 113.8%, partially offset by RPO recruitment revenue, which decreased $1.2 million or 20.7%, as compared to the same period in 2018.

In Australia, revenue increased $0.2 million, or 3.0%, for the three months ended March 31, 2019, as compared to the same period in 2018. The increase in RPO contracting of $1.5 million or 81.0% was mainly offset by the decrease in RPO recruitment revenue of $1.3 million or 28.7%. The increase in RPO contracting revenue for the three months ended March 31, 2019 primarily reflected the implementation of a new contract win while the decrease in RPO recruitment revenue was due to a large client project that was delivered in the first half of 2018.

In Asia, revenue increased $0.8 million, or 66.0%, for the three months ended March 31, 2019, as compared to the same period in 2018. The increase for the three months ended March 31, 2019 was due to a new client win and higher demand from existing clients.
Gross Profit

	Three Months Ended March 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Gross profit	$4.6	$4.5	$0.1	2.7%
Gross profit as a percentage of revenue	52.9%	58.1%	N/A	N/A

For the three months ended March 31, 2019, RPO contracting gross profit increased $0.1 million or 43.4%, partially offset by a slight decrease in RPO recruitment gross profit of 0.4%, as compared to the same period in 2018.

In Australia, gross profit decreased slightly by 0.1% for the three months ended March 31, 2019, as compared to the same period in 2018. The decrease in RPO recruitment gross profit of $0.1 million or 4.2% was partially offset by an increase in RPO contracting gross profit of $0.1 million or 21.8% for the three months ended March 31, 2019, as compared to the same period in 2018.

In Asia, gross profit increased $0.1 million, or 11.2%, for the three months ended March 31, 2019, as compared to the same period in 2018 due to the same factors as noted above for revenue.

Total gross profit as a percentage of revenue was 52.9% for the three months ended March 31, 2019, as compared to 58.1% for the same period in 2018. The decrease in total gross profit as a percentage of revenue for the three months ended March 31, 2019 resulted from an increase in the mix of RPO contracting to RPO recruitment revenue in 2019 as compared to the same period in 2018.

Index

SG&A and Non-Op

	Three Months Ended March 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
SG&A and Non-Op	$4.6	$3.9	$0.7	17.5%
SG&A and Non-Op as a percentage of revenue	53.1%	51.0%	N/A	N/A

For the three months ended March 31, 2019, SG&A and Non-Op increased $0.7 million, or 17.5%, as compared to the same period in 2018. The increase was primarily due to higher consultant staff costs and investment in the sales team.

For the three months ended March 31, 2019, SG&A and Non-Op, as a percentage of revenue, was 53.1%, as compared to 51.0% for the same period in 2018. The increase in SG&A and Non-Op, as a percentage of revenue, was principally due to the higher consultant and sales staff costs noted above.

Operating Income and EBITDA

	Three Months Ended March 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Asia Pacific
Operating income	$0.2	$0.6	$(0.5)	(74.2)%
EBITDA (loss)	$—	$0.6	$(0.6)	(108.7)%
EBITDA (loss) as a percentage of revenue	(0.6)%	7.2%	N/A	N/A

For the three months ended March 31, 2019, EBITDA was $0.0 million, or 0.6% of revenue, as compared to EBITDA of $0.6 million, or 7.2% of revenue, for the same period in 2018. The decrease in EBITDA for the three months ended March 31, 2019 was principally due to the increase in SG&A and Non-Op and corporate administrative charges, partially offset by an increase in gross profit.
For the three months ended March 31, 2019, operating income was $0.2 million, as compared to operating income of $0.6 million for the same period in 2018. The difference between operating income and EBITDA for the three months ended March 31, 2019 and 2018 was principally due to the change in EBITDA described above.

Index

Hudson Europe (constant currency)
Revenue

	Three Months Ended March 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Revenue	$4.4	$3.4	$0.9	26.9%

For the three months ended March 31, 2019, RPO contracting revenue increased by $0.9 million or 73.0%, while RPO recruitment revenue was flat as compared to the same period in 2018.

In the U.K., for the three months ended March 31, 2019, revenue increased by $0.8 million, or 26.5% as compared to the same period in 2018. For the three months ended March 31, 2019, the change was driven by an increase in RPO contracting revenue of $1.0 million or 75.4%, partially offset by a decrease in RPO recruitment revenue of $0.1 million or 4.6%, as compared to the same period in 2018. The increase in RPO contracting revenue for the three months ended March 31, 2019 was due to higher demand from existing clients.

In Continental Europe, total revenue was $0.4 million for the three months ended March 31, 2019, as compared to $0.2 million for the same period in 2018, an increase of $0.1 million, or 31.3%. The increase in revenue for the three months ended March 31, 2019 was due to higher demand at existing clients and a new contract.
Gross Profit

	Three Months Ended March 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Gross profit	$2.0	$2.0	$—	—%
Gross profit as a percentage of revenue	46.8%	59.3%	N/A	N/A

For the three months ended March 31, 2019, gross profit remained flat as compared to the prior year period in 2018.

In the U.K., total gross profit for the three months ended March 31, 2019 decreased $0.1 million, or 6.0%, as compared to the same period in 2018. The decrease in the U.K. was driven by RPO recruitment gross profit, which declined $0.1 million, or 6.8%, as compared to the same period in 2018.

In Continental Europe, for the three months ended March 31, 2019, total gross profit increased $0.1 million, or 42.2%, as compared to the same period in 2018.
SG&A and Non-Op

	Three Months Ended March 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
SG&A and Non-Op	$2.4	$2.0	$0.4	18.8%
SG&A and Non-Op as a percentage of revenue	54.8%	58.5%	N/A	N/A

For the three months ended March 31, 2019, SG&A and Non-Op increased $0.4 million, or 18.8%, as compared to the same period in 2018. The increase in SG&A and Non-Op was a result of higher consultant and support staff costs as compared to the prior year.

Index

For the three months ended March 31, 2019, SG&A and Non-Op, as a percentage of revenue, was 54.8%, as compared to 58.5% for the same period in 2018. The decrease in SG&A and Non-Op, as a percentage of revenue, for the three months ended March 31, 2019 was primarily due to the growth in revenue noted above.

Operating Income and EBITDA

	Three Months Ended March 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Hudson Europe
Operating (loss) income	$(0.2)	$0.1	$(0.3)	N/A
EBITDA (loss)	$(0.3)	$—	$(0.4)	N/A
EBITDA (loss) as a percentage of revenue	(8.0)%	1.0%	N/A	N/A

For the three months ended March 31, 2019, EBITDA loss was $0.3 million, or 8.0% of revenue, as compared to EBITDA of $0.0 million, or 1.0% of revenue, for the same period in 2018. The decrease in EBITDA of $0.4 million for the three months ended March 31, 2019, as compared to the same period in 2018, was principally due to the increase in SG&A and Non-Op.
For the three months ended March 31, 2019, operating loss was $0.2 million, as compared to operating income of $0.1 million for the same period in 2018. The decrease was principally due to the increase in SG&A and Non-Op.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $1.2 million for the three months ended March 31, 2019, as compared to $3.6 million for the same period in 2018, a decrease of $2.4 million. The decrease for the three months ended March 31, 2019, was primarily due to a decrease in staff costs and an increase in corporate allocations.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.0 million for the three months ended March 31, 2019, as compared to $0.0 million for the same period in 2018.

Interest Income

Interest income was $0.3 million for the three months ended March 31, 2019, as compared to $0.0 million for the same period in 2018.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2019 was $0.1 million on $1.7 million of pre-tax loss from continuing operations, as compared to a provision for income tax of $0.2 million on $2.7 million of pre-tax loss from continuing operations for the same period in 2018. The effective tax rates for the three months ended March 31, 2019 and 2018 were negative 3.8% and negative 6.3%, respectively. For the three months ended March 31, 2019, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, variations from the U.S. Federal statutory rate in foreign jurisdictions, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.

Net (Loss) Income

Net loss was $1.9 million for the three months ended March 31, 2019, as compared to net income of $10.7 million for the three months ended March 31, 2018. Basic and diluted loss per share were $0.06 for the three months ended March 31, 2019, as compared to basic and diluted income per share of $0.33 for the same period in 2018.

Index

Liquidity and Capital Resources
As of March 31, 2019, cash and cash equivalents and restricted cash totaled $30.8 million, as compared to $41.1 million as of December 31, 2018. The following table summarizes the Company's cash flow activities for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
$ in millions	2019	2018
Net cash used in operating activities	$(6.2)	$(14.7)
Net cash provided by investing activities	—	27.7
Net cash (used in) provided by financing activities	(4.0)	7.9
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.1	0.4
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(10.2)	$21.3

Cash Flows from Operating Activities
For the three months ended March 31, 2019, net cash used in operating activities was $6.2 million, as compared to $14.7 million of net cash used in operating activities for the same period in 2018, resulting in a decrease in net cash used in operating activities of $8.5 million. The decrease in net cash used in operating activities resulted principally from more favorable working capital comparisons to the prior year, due to a lower seasonal effect following the divestiture of the RTM businesses in 2018.
Cash Flows from Investing Activities
For the three months ended March 31, 2019, net cash provided by investing activities was $0.0 million, as compared to $27.7 million of net cash provided by investing activities for the same period in 2018, resulting in a decrease in net cash provided by investing activities of $27.7 million. The decrease in net cash provided by investing activities was due to the sale of the RTM businesses in the prior year.
Cash Flows from Financing Activities
For the three months ended March 31, 2019, net cash used in financing activities was $4.0 million, as compared to net provided by financing activities of $7.9 million for the same period in 2018, resulting in a decrease in net cash provided by financing activities of $11.9 million. The increase in net cash used in financing activities was primarily attributable to an increase in net borrowings by subsidiaries prior to disposal of the RTM businesses in 2018, as well as cash paid for shares repurchased of $4.0 million in 2019.
Liquidity Outlook
As of March 31, 2019, the Company had cash and cash equivalents on hand of $30.3 million, and no long-term debt obligations or other similar long-term liabilities aside from operating lease obligations recorded in connection with the new accounting guidance in ASU 2016-02 (see Note 3). The Company has no financial guarantees, debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's financial position as of March 31, 2019. The Company's near-term cash requirements during 2019 are primarily related to funding operations. For the full year 2019, the Company expects to make capital expenditures of less than $0.5 million.
As of March 31, 2019, $24.6 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Hong Kong ($1.4 million), Switzerland ($1.3 million), Australia ($1.2 million), and the U.K ($0.8 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory, and other contingent liabilities. The Company’s reserves were $0.0 million as of March 31, 2019 and December 31, 2018, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
See Note 3 to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 8, 2019 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2019.

Effective January 1, 2018, we adopted Topic 606, which requires judgment in estimating the transaction price for revenue from contracts with customers. We have reached conclusions on key accounting assessments and estimates related to the impact of the new standard, which are described in Note 4 - "Revenue Recognition" in the Notes to the Condensed Consolidated Financial Statements, included in Part I of this Form 10-Q.

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

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the three months ended March 31, 2019, the Company earned approximately 73% of its gross profit from continuing operations outside the U.S., and it collected payments in local currency, and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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
The Brexit referendum resulted in a decline in the value of the British pound, as compared to the U.S. dollar. The Company's U.K. operations, future financial performance, and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the U.K. continues to negotiate its exit from the European Union.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
As of March 31, 2019, there have not been any material changes to the information set forth in Item 1A. "Risk Factors" disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2019 - January 31, 2019	76,053	$1.44	76,053	$2,311,052
February 1, 2019 - February 28, 2019	30,245	$1.46	30,245	2,266,847
March 1, 2019 - March 31, 2019	2,468,628	$1.55	—	2,266,847
Total	2,574,926	$1.55	106,298	$2,266,847

(a)
On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 12 for further details. As of March 31, 2019, the Company had repurchased 3,890,511 shares for a total cost of approximately $7.7 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

On March 25, 2019, the Company completed the purchase of 2,468,628 shares for a total cost of $3.8 million, including fees and expenses, in connection with the tender offer (see Note 12 for further information).

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
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (ii) the Condensed Consolidated Statement of Other Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2019, and (vi) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

** Furnished, not filed.

Index

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	May 9, 2019	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 9, 2019	By:	/s/ PATRICK LYONS
Patrick Lyons
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)