Form 10-Q
period 2019-09-30
Hudson Global, Inc.
filed 2019-11-01
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2019
Common Stock - $0.001 par value	2,939,456

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$25,762	$17,127	$68,363	$50,357
Direct costs	14,366	6,246	35,912	18,521
Gross profit	11,396	10,881	32,451	31,836
Operating expenses:
Salaries and related	8,857	8,925	27,758	28,586
Other selling, general and administrative	2,022	2,696	6,911	7,905
Depreciation and amortization	23	1	62	3
Operating income (loss)	494	(741)	(2,280)	(4,658)
Non-operating income (expense):
Interest income, net	88	102	526	162
Other expense, net	(87)	(72)	(215)	(184)
Income (loss) from continuing operations before provision for income taxes	495	(711)	(1,969)	(4,680)
Provision for income taxes from continuing operations	149	112	356	393
Income (loss) from continuing operations	346	(823)	(2,325)	(5,073)
Income (loss) from discontinued operations, net of income taxes	18	(47)	(113)	13,560
Net income (loss)	$364	$(870)	$(2,438)	$8,487
Earnings (loss) per share:(a)
Basic
Earnings (loss) per share from continuing operations	$0.11	$(0.25)	$(0.74)	$(1.55)
Earnings (loss) per share from discontinued operations	0.01	(0.01)	(0.04)	4.14
Earnings (loss) per share	$0.12	$(0.26)	$(0.77)	$2.59
Diluted
Earnings (loss) per share from continuing operations	$0.11	$(0.25)	$(0.74)	$(1.55)
Earnings (loss) per share from discontinued operations	0.01	(0.01)	(0.04)	4.14
Earnings (loss) per share	$0.12	$(0.26)	$(0.77)	$2.59
Weighted-average shares outstanding:(a)
Basic	3,082	3,310	3,150	3,275
Diluted	3,118	3,310	3,150	3,275

(a) Earnings per share and weighted average shares outstanding for all periods presented reflect the Company's 1-for-10 reverse stock split, which was effective June 10, 2019.

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Comprehensive Income (loss):
Net income (loss)	$364	$(870)	$(2,438)	$8,487
Other comprehensive loss:
Foreign currency translation adjustment, net of applicable income taxes	(338)	(155)	(379)	(251)
Reclassification of currency translation adjustment included in (loss) income from discontinued operations, net of income taxes	—	—	—	(10,819)
Reclassification of pension liability adjustment included in (loss) income from discontinued operations, net of income taxes	—	—	—	(38)
Total other comprehensive loss, net of income taxes	(338)	(155)	(379)	(11,108)
Comprehensive income (loss)	$26	$(1,025)	$(2,817)	$(2,621)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$28,383	$40,562
Accounts receivable, less allowance for doubtful accounts of $160 and $41, respectively	15,691	9,893
Prepaid and other	1,250	671
Current assets of discontinued operations	—	941
Total current assets	45,324	52,067
Property and equipment, net	189	170
Operating lease right-of-use assets	445	—
Deferred tax assets, non-current	808	583
Restricted cash, non-current	376	352
Other assets, non-current	7	7
Total assets	$47,149	$53,179
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,484	$1,461
Accrued expenses and other current liabilities	8,968	8,984
Operating lease obligations, current	241	—
Current liabilities of discontinued operations	—	115
Total current liabilities	10,693	10,560
Income tax payable, non-current	2,116	1,982
Operating lease obligations, non-current	210	—
Other non-current liabilities	172	150
Total liabilities	13,191	12,692
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 and 10,000 shares authorized; 3,660 and 3,613 shares issued; 2,939 and 3,190 shares outstanding, respectively (a)	4	4
Additional paid-in capital	485,938	485,127
Accumulated deficit	(437,990)	(435,552)
Accumulated other comprehensive loss, net of applicable tax	(985)	(606)
Treasury stock, 721 and 423 shares, respectively, at cost (a)	(13,009)	(8,486)
Total stockholders' equity	33,958	40,487
Total liabilities and stockholders' equity	$47,149	$53,179

(a) Common stock and Treasury stock for all periods presented reflect the Company's 1-for-10 reverse stock split, which was effective June 10, 2019.

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(2,438)	$8,487
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	62	683
Provision for doubtful accounts	66	28
(Benefit from) provision for deferred income taxes	(258)	157
Stock-based compensation	811	1,332
Gain on sale of consolidated subsidiaries	—	(13,985)
Changes in assets and liabilities, net of effect of dispositions:
Increase in accounts receivable	(6,358)	(9,964)
Decrease (increase) in prepaid and other assets	298	(202)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	267	(4,358)
Decrease in accrued business reorganization	—	(502)
Net cash used in operating activities	(7,550)	(18,324)
Cash flows from investing activities:
Capital expenditures	(70)	(284)
Proceeds from sale of consolidated subsidiaries, net of cash and restricted cash sold	—	27,901
Net cash (used in) provided by investing activities	(70)	27,617
Cash flows from financing activities:
Borrowings under credit agreements	33,541	59,647
Repayments under credit agreements	(33,541)	(51,682)
Repayment of capital lease obligations	—	(27)
Purchase of treasury stock	(4,482)	(3)
Purchase of restricted stock from employees	(41)	(548)
Net cash (used in) provided by financing activities	(4,523)	7,387
Effect of exchange rates on cash, cash equivalents and restricted cash	(36)	179
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,179)	16,859
Cash, cash equivalents, and restricted cash, beginning of the period	41,060	22,006
Cash, cash equivalents, and restricted cash, end of the period	$28,881	$38,865
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5	$92
Cash received during the period for interest	$530	$159
Net cash payments during the period for income taxes	$484	$141
Cash paid for amounts included in operating lease liabilities	$246	$—
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$723	$—

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Shares (a)	Value	Shares (a)	Value	Shares (a)	Value	Shares (a)	Value
Total stockholders' equity, beginning balance	2,960	$34,001	3,203	$41,893	3,190	$40,487	3,116	$43,152

Common stock and additional paid-in capital:
Beginning balance	3,658	485,740	3,611	484,466	3,613	485,131	3,496	483,592
Stock-based compensation expense	2	202	2	458	47	811	117	1,332
Ending balance	3,660	485,942	3,613	484,924	3,660	485,942	3,613	484,924

Treasury stock:
Beginning balance	(698)	(12,738)	(408)	(8,267)	(423)	(8,486)	(380)	(7,730)
Purchase of treasury stock	(23)	(270)	—	—	(296)	(4,482)	—	(3)
Purchase of restricted stock from employees	—	(1)	—	(14)	(2)	(41)	(28)	(548)
Ending balance	(721)	(13,009)	(408)	(8,281)	(721)	(13,009)	(408)	(8,281)

Accumulated other comprehensive (loss) income:
Beginning balance		(647)		(244)		(606)		10,709
Other comprehensive loss		(338)		(155)		(379)		(11,108)
Ending balance		(985)		(399)		(985)		(399)

Accumulated deficit:
Beginning balance		(438,354)		(434,062)		(435,552)		(443,419)
Net income (loss)		364		(870)		(2,438)		8,487
Ending balance		(437,990)		(434,932)		(437,990)		(434,932)

Total stockholders' equity, ending balance	2,939	$33,958	3,205	$41,312	2,939	$33,958	3,205	$41,312

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year. The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intra-entity balances and transactions between and among the Company and its subsidiaries have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation with no material impact on the condensed consolidated financial statements. All per share amounts and shares outstanding for the three and nine months ended September 30, 2019 and all prior periods reflect the Company's 1-for-10 reverse stock split, which was effective June 10, 2019. For more information, see Note 2.

NOTE 2 – DESCRIPTION OF BUSINESS

The Company is comprised of the operations, assets, and liabilities of the Company's three regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe ("Hudson regional businesses" or "Hudson"). The Company provides specialized professional-level recruitment and related talent solutions. During the first quarter of 2018, the Company’s core service offerings included Recruitment Process Outsourcing ("RPO") and Contracting, as well as other Permanent Recruitment and Talent Management Solutions. On March 31, 2018 the Company completed the sale of its other Permanent Recruitment and Talent Management Solutions ("RTM") businesses in three separate transactions and retained its RPO and Contracting businesses. The RTM businesses are reported as discontinued operations in 2018. For more information, see Note 5.
As a result of the divestiture of the RTM businesses, the Company now operates directly in eleven countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe. See Note 13 for further details regarding the reportable segments.
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

On June 10, 2019, the Company announced a reverse stock split of its outstanding shares of common stock at a ratio of 1-for-10 (the “Reverse Split”) and that it had filed a Certificate of Amendment of the Company's Amended and Restated Certificate of Incorporation in order to effect the Reverse Split. The filed certificate also reduced the number of authorized shares of common stock to 20 million shares. The Reverse Split and reduction in authorized shares was approved by the Company's Board of Directors (the "Board") on February 25, 2019, and it was approved by the stockholders of the Company at the annual meeting on May 6, 2019. The Board approved the ratio of 1-for-10 on May 24, 2019, and the Reverse Split became effective as of the close of business on June 10, 2019. The Reverse Split had no effect on the par value of the Company's common stock but it reduced the number of issued and outstanding shares of common stock by a factor of 10. Accordingly, the issued and outstanding shares, stock-based compensation disclosures, net loss per share, and other share and per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this Reverse Split.
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

On January 1, 2019, we adopted ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which provides guidance on reclassification of certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), enacted on December 22, 2017. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the application of the Tax Act. Additionally, ASU 2018-02 requires financial statement preparers to disclose (1) a description of their accounting policy for releasing income tax effects from accumulated other comprehensive income, (2) whether they elect to reclassify the stranded income tax effects from the Tax Act, and (3) information about other income tax effects related to the application of the Tax Act that are reclassified from accumulated other comprehensive income to retained earnings, if any. The adoption had no impact on the Company's consolidated financial statements.

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

Nature of Services

We account for a contract when both parties to the contract have approved the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenues are recognized over time, using an output measure, as the control of the promised services is transferred to the client in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The majority of our contracts are short-term in nature as they include termination clauses that allow either party to cancel within a short termination period, without cause. Revenue includes billable travel and other reimbursable costs and is reported net of sales or use taxes collected from clients and remitted to taxing authorities.

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

We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transfer services. We do not have any material contract assets or liabilities as of and for the nine months ended September 30, 2019.

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

We primarily record revenue on a gross basis as a principal in the Consolidated Statements of Operations and Comprehensive Income based upon the following key factors:

•	We maintain the direct contractual relationship with the client and are responsible for fulfilling the service promised to the client.

•	We maintain control over our contractors while the services to the client are being performed, including our contractors' billing rates, and are ultimately responsible for paying them.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

RPO Recruitment. We provide complete recruitment outsourcing, project-based outsourcing, and recruitment consulting for clients' permanent staff hires. We recognize revenue for our RPO recruitment over time in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. The transaction prices contains both fixed fees and variable consideration. Variable consideration is constrained by candidates accepting offers of permanent employment. We recognize revenue on the fixed fees as the performance obligations are satisfied and variable fees as the constraint is lifted. We do not incur incremental costs to obtain our RPO recruitment contracts. The costs to fulfill these contracts are expensed as incurred.

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

	Three Months Ended September 30, 2019
	RPO Recruitment	RPO Contracting	Total
Revenue	$11,507	$14,255	$25,762
Direct costs (1)	752	13,614	14,366
Gross profit	$10,755	$641	$11,396

	Three Months Ended September 30, 2018
	RPO Recruitment	RPO Contracting	Total
Revenue	$11,043	$6,084	$17,127
Direct costs (1)	699	5,547	6,246
Gross profit	$10,344	$537	$10,881

	Nine Months Ended September 30, 2019
	RPO Recruitment	RPO Contracting	Total
Revenue	$32,790	$35,573	$68,363
Direct costs (1)	2,163	33,749	35,912
Gross profit	$30,627	$1,824	$32,451

	Nine Months Ended September 30, 2018
	RPO Recruitment	RPO Contracting	Total
Revenue	$34,428	$15,929	$50,357
Direct costs (1)	4,181	14,340	18,521
Gross profit	$30,247	$1,589	$31,836

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

NOTE 5 – DISCONTINUED OPERATIONS

On March 31, 2018, the Company completed the sale of its RTM businesses in Belgium, Europe (excluding Belgium) and Asia Pacific ("APAC") in separate transactions to Value Plus NV, Morgan Philips Group S.A., and Apache Group Holdings Pty Limited, respectively. The gross proceeds from the sale were $38,960. In addition, $17,626 of debt was assumed by the buyers.

The following is a reconciliation of the gross proceeds to the net proceeds as presented in the statement of cash flows for the nine months ended September 30, 2018.

Gross proceeds	$38,960
Add: purchase price adjustments	149
Less: cash and restricted cash sold	(9,547)
Less: transaction costs	(1,661)
Net cash proceeds as presented in the statement of cash flows	$27,901

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

The carrying amounts of the classes of assets and liabilities from the RTM businesses included in discontinued operations were as follows:

	September 30, 2019	December 31, 2018
	Total	Total
Prepaid and other current assets	$—	$941
Total current assets	—	941
Total assets	$—	$941

Accrued expenses and other current liabilities	$—	$115
Total current liabilities	—	115
Total liabilities	$—	$115

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Reported results for the discontinued operations by period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$108,463
Gross profit	—	—	—	38,663
Operating expenses:
Salaries and related	—	—	—	29,032
Other selling, general and administrative	—	—	—	8,355
Depreciation and amortization	—	—	—	680
Business reorganization	—	—	—	50
Operating income	—	—	—	546
Non-operating income (expense):
Interest expense, net	—	—	—	(88)
Other non-operating income	—	—	—	216
Income from discontinued operations before taxes and gain on sale	—	—	—	674
Gain (loss) gain from sale of discontinued operations	18	(47)	(113)	13,985
Income (loss) from discontinued operations before income taxes	18	(47)	(113)	14,659
Provision for income taxes	—	—	—	1,099
Income (loss) from discontinued operations	$18	$(47)	$(113)	$13,560

Depreciation, capital expenditures, and significant operating and investment non cash items of the discontinued operations by period were as follows:

Nine Months Ended September 30, 2018
Depreciation and amortization	$680
Stock-based compensation expense	$233
Capital expenditures	$284

Disaggregation of Revenue

The following table presents our disaggregated revenues from discontinued operations by revenue source.

	Nine Months Ended September 30, 2018
	Permanent Recruitment	Contracting	Talent Management	Other	Total
Revenue	$20,700	$76,615	$10,694	$454	$108,463
Direct costs (1)	190	67,980	1,225	405	69,800
Gross profit	$20,510	$8,635	$9,469	$49	$38,663

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

NOTE 6 – STOCK-BASED COMPENSATION
Incentive Compensation Plan
The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated May 24, 2016 (the "ISAP"), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. The Compensation Committee (the "Compensation Committee") of the Board will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. As determined by the Compensation Committee, equity awards also may be subject to immediate vesting upon the occurrence of certain events following a change in control of the Company. The Company primarily grants restricted stock and restricted stock units to its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On May 24, 2016, the Company's stockholders approved an amendment and restatement of the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 240,000 shares. As of September 30, 2019, there were 39,357 shares of the Company’s common stock available for future issuance under the ISAP.
The following table presents a summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the nine months ended September 30, 2019:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1)	19,500
Performance and service conditions - Type 2 (1)	31,334
Total shares of stock award granted	50,834

(1)	The performance conditions with respect to restricted stock units may be satisfied as follows:

(a)
For employees from the Americas, APAC, and Europe 70% of the restricted stock units may be earned on the basis of performance as measured by a "regional adjusted EBITDA", and 30% of the restricted stock units may be earned on the basis of performance as measured by a "group adjusted EBITDA"; and

(b)
For employees from the Corporate office 75% of the restricted stock units may be earned on the basis of performance as measured by a "group adjusted EBITDA", and 25% of the restricted stock units may be earned on the basis of performance as measured by a "corporate costs" target.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company's Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the nine months ended September 30, 2019, the Company granted 34,305 restricted stock units to its non-employee directors pursuant to the Director Plan.
As of September 30, 2019, 134,162 restricted stock units are deferred under the Company’s ISAP.
For the three and nine months ended September 30, 2019 and 2018, the Company’s stock-based compensation expense related to stock options and restricted stock units was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$—	$—	$—	$—
Restricted stock units and common stock	202	458	811	1,332
Total	$202	$458	$811	$1,332

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.
As of September 30, 2019, the Company had no unrecognized stock-based compensation expense related to outstanding unvested stock options.
Changes in the Company’s stock options for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019		2018
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	5,000	$24.90	10,000	$38.55
Expired/forfeited	—	—	—	—
Options outstanding at September 30,	5,000	$24.90	10,000	$38.55
Options exercisable at September 30,	5,000	$24.90	10,000	$38.55

Restricted Stock Units
As of September 30, 2019, the Company had approximately $258 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.76 years. Restricted stock units have no voting or dividend rights until the awards are vested.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Changes in the Company’s restricted stock units for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019		2018
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	57,773	$15.68	108,894	$11.60
Granted	85,139	$15.04	67,166	$17.40
Shares earned above target (a)	723	$17.00	24,486	$10.00
Vested	(61,612)	$14.91	(141,970)	$12.50
Forfeited	(15,090)	$15.38	(803)	$10.00
Unvested restricted stock units at September 30,	66,933	$15.22	57,773	$15.70

(a)	The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

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
Effective Tax Rate
The provision for income taxes for the nine months ended September 30, 2019 was $356 on a pre-tax loss from continuing operations of $1,969, compared to a provision for income taxes of $393 on pre-tax loss from continuing operations of $4,680 for the same period in 2018. The Company’s effective income tax rate was negative 18.1% and negative 8.4% for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, variations from the U.S. Federal statutory rate in foreign jurisdictions, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.
Uncertain Tax Positions
As of September 30, 2019 and December 31, 2018, the Company had $2,116 and $1,982, respectively, of unrecognized tax benefits, including interest and penalties, which if recognized in the future, would lower the Company’s annual effective income tax rate.
Accrued interest and penalties were $719 and $588 as of September 30, 2019 and December 31, 2018, respectively. Estimated interest and penalties are classified as part of the provision for income taxes in the Company’s Condensed

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Consolidated Statement of Operations and totaled to a provision of $120 and $42 for the nine months ended September 30, 2019 and 2018, respectively.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of September 30, 2019, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2016
Majority of U.S. state and local jurisdictions	2014
Australia	2017
Belgium	2016
Canada	2015
Netherlands	2013
Switzerland	2014
United Kingdom	2017
Jurisdictions in Asia	2018
The Company believes that its tax reserves are adequate for all years that remain subject to examination or are currently under examination.
Based on information available as of September 30, 2019, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $0 to $200 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.

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
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2019 and 2018 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(a)	2019	2018		2019		2018
Earnings (loss) per share ("EPS"):
EPS - basic:
Earnings (loss) per share from continuing operations	$0.11	$(0.25)		$(0.74)		$(1.55)
Earnings (loss) per share from discontinued operations	0.01	(0.01)		(0.04)		4.14
Earnings (loss) per share	$0.12	$(0.26)		$(0.77)		$2.59
EPS - diluted:
Earnings (loss) per share from continuing operations	$0.11	$(0.25)		$(0.74)		$(1.55)
Earnings (loss) per share from discontinued operations	0.01	(0.01)		(0.04)		4.14
Earnings (loss) per share	$0.12	$(0.26)		$(0.77)		$2.59
EPS numerator - basic and diluted:
Income (loss) from continuing operations	$346	$(823)		$(2,325)		$(5,073)
Income (loss) from discontinued operations	18	(47)		(113)		13,560
Net income (loss)	$364	$(870)		$(2,438)		$8,487
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,082	3,310		3,150		3,275
Common stock equivalents: stock options and restricted stock units	36	—	(b)	—	(b)	—	(b)
Weighted average number of common stock outstanding - diluted	3,118	3,310		3,150		3,275

(a)	Earnings per share and weighted average shares outstanding for all periods presented reflect the Company's 1-for-10 reverse stock split, which was effective June 10, 2019.

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2019 and 2018 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unvested restricted stock units	—	57,773	66,933	57,773
Stock options	5,000	10,000	5,000	10,000
Total	5,000	67,773	71,933	67,773

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 9 – CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents of continuing operations	$28,383	$40,562
Restricted cash included in prepaid and other	122	146
Restricted cash, non-current	376	352
Total cash, cash equivalents, and restricted cash	$28,881	$41,060

Restricted cash under the caption "Prepaid and other" primarily includes lease and collateral deposits. Restricted cash under the caption "Other assets" primarily include deposits held under a collateral trust agreement, which supports the Company’s workers’ compensation policy, and a bank guarantee for licensing in Switzerland.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory, and other contingent liabilities. The legal reserves are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company had no reserves as of September 30, 2019 and December 31, 2018, respectively.
Resignation of Chief Executive Officer

As previously disclosed, on April 1, 2018, Stephen A. Nolan gave notice to the Company's Board of Directors of his resignation as Chief Executive Officer and a director of the Company effective as of April 1, 2018. On April 1, 2018, following the resignation of Mr. Nolan, the Board of Directors of the Company appointed Jeffrey E. Eberwein, the Chairman of the Board of Directors, as Chief Executive Officer, and Richard K. Coleman, Jr., a director of the Company, as the Chairman of the Board of Directors. As a result, during the three months ended March 31, 2018, the Company recognized additional compensation expense of $2,024 to its former Chief Executive Officer classified within salaries and related expense in the Company's Condensed Consolidated Statement of Operations.

Departure of Chief Financial Officer

As previously disclosed, on May 31, 2019, the Company and Patrick Lyons determined that Mr. Lyons would leave his positions with the Company effective June 30, 2019. As a result, during the three and six months ended June 30, 2019, the Company recognized compensation expense of $485 to its former Chief Financial Officer classified within salaries and related expense in the Company's Condensed Consolidated Statement of Operations. Additionally, Mr. Lyons has agreed to serve as a consultant to the Company to assist with certain financial and operational matters from July 1, 2019 through December 31,

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

2019. In consideration for his services as a consultant, the Company will pay Mr. Lyons 750 shares of the Company’s common stock at the end of each month during the term of Mr. Lyons' consulting agreement with the Company.

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
None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the nine months ended September 30, 2019 were $399 (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of September 30, 2019 was 2.1 years.
Future minimum operating lease payments are as follows:

	2019	2020	2021	2022	Total
Minimum lease payments	$69	$229	$141	$12	$451

As of December 31, 2018, future minimum operating lease payments was $87, all of which related to 2019.

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited ("NAB"). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables sold to NAB up to a maximum of 4 million Australian dollars. No receivables sold to NAB have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. As amounts are collected from outstanding receivables, additional invoices may be sold to replenish available funds. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of September 30, 2019, there were no amounts outstanding under the NAB Facility Agreement. Interest expense incurred on the NAB Facility Agreement was $8 and $15 for the three and nine months ended September 30, 2019, respectively.

The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on September 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2019.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of applicable tax, consisted of the following:

	September 30,	December 31,
	2019	2018
Foreign currency translation adjustments	$(985)	$(606)
Accumulated other comprehensive loss	$(985)	$(606)

NOTE 12 – STOCKHOLDERS' EQUITY
Common Stock

On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the nine months ended September 30, 2019, the Company repurchased 48,706 shares on the open market for $655 and repurchased 220 shares on the open market for $3 during the same period last year. As of September 30, 2019, under the July 30, 2015 authorization, the Company had repurchased 427,131 shares for a total cost of $8,234.

In addition to the shares repurchased above under the $10,000 authorization plan, on February 22, 2019, the Company commenced a tender offer to purchase up to 315,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $15.00 per share.  The tender offer expired on March 22, 2019. In accordance with the terms and conditions of the tender offer, the Company acquired 246,863 shares for an aggregate cost of $3,703, excluding fees and expenses of $125.
Reverse Stock Split

On June 10, 2019, the Company announced a Reverse Split of its outstanding shares of common stock at a ratio of 1-for-10 and that it had also reduced the number of authorized shares of common stock to 20 million shares. The Reverse Split had no effect on the par value of the Company's common stock, but it reduced the number of issued and outstanding shares of common stock by a factor of 10. All issued and outstanding shares, stock-based compensation disclosures, net loss per share, and other share and per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this Reverse Split.

NOTE 13 – SEGMENT AND GEOGRAPHIC DATA
Segment Reporting
The Company operates in three reportable segments: the regional businesses of Americas, Asia Pacific, and Europe. Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax, and treasury. Segment information is presented in accordance with ASC 280, "Segment Reporting." This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable, net is the only significant assets separated by segment for internal reporting purposes. The following information is presented net of discontinued operations. For more information see Note 5.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended September 30, 2019
Revenue, from external customers	$3,510	$17,436	$4,816	$—	$—	$25,762
Inter-segment revenue	12	—	(1)	—	(11)	—
Total revenue	$3,522	$17,436	$4,815	$—	$(11)	$25,762
Gross profit, from external customers	$3,205	$5,574	$2,617	$—	$—	$11,396
Inter-segment gross profit	11	(12)	—	—	1	—
Total gross profit	$3,216	$5,562	$2,617	$—	$1	$11,396
EBITDA (loss) (a)	$3	$821	$178	$(572)	$—	$430
Depreciation and amortization	(5)	(12)	(5)	(1)	—	(23)
Intercompany interest (expense) income, net	—	(95)	—	95	—	—
Interest (expense) income, net	—	(4)	—	92	—	88
Income (loss) from continuing operations before income taxes	$(2)	$710	$173	$(386)	$—	$495

For The Nine Months Ended September 30, 2019
Revenue, from external customers	$10,632	$43,569	$14,162	$—	$—	$68,363
Inter-segment revenue	75	—	2	—	(77)	—
Total revenue	$10,707	$43,569	$14,164	$—	$(77)	$68,363
Gross profit, from external customers	$9,558	$15,584	$7,309	$—	$—	$32,451
Inter-segment gross profit	72	(70)	3	—	(5)	—
Total gross profit	$9,630	$15,514	$7,312	$—	$(5)	$32,451
EBITDA (loss) (a)	$17	$1,135	$(139)	$(3,446)	$—	$(2,433)
Depreciation and amortization	(14)	(27)	(18)	(3)	—	(62)
Intercompany interest (expense) income, net	—	(296)	—	296	—	—
Interest (expense) income, net	—	(4)	—	530	—	526
Income (loss) from continuing operations before income taxes	$3	$808	$(157)	$(2,623)	$—	$(1,969)

As of September 30, 2019
Accounts receivable, net	$3,295	$8,594	$3,849	$(47)	$—	$15,691
Total assets	$5,122	$11,930	$7,003	$23,094	$—	$47,149

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended September 30, 2018
Total revenue	$3,590	$9,306	$4,231	$—	$—	$17,127
Total gross profit	$2,990	$5,741	$2,150	$—	$—	$10,881
EBITDA (loss) (a)	$87	$460	$(226)	$(1,133)		$(812)
Depreciation and amortization	—	—	(1)	—	$—	(1)
Intercompany interest (expense) income, net	—	(105)	—	105	$—	—
Interest income, net	—	—	—	102	$—	102
Income (loss) from continuing operations before income taxes	$87	$355	$(227)	$(926)	$—	$(711)

For The Nine Months Ended September 30, 2018
Total revenue	$10,799	$27,731	$11,827	$61	$(61)	$50,357
Total gross profit	$9,039	$16,423	$6,374	$—	$—	$31,836
EBITDA (loss) (a)	$303	$1,511	$(176)	$(6,477)		$(4,839)
Depreciation and amortization	—	—	(3)	—	—	(3)
Intercompany interest (expense) income, net	—	(212)	—	212	—	—
Interest income, net	—	—	—	162	—	162
Income (loss) from continuing operations before income taxes	$303	$1,299	$(179)	$(6,103)	$—	$(4,680)

As of September 30, 2018
Accounts receivable, net	$2,428	$7,653	$4,419	$—	$—	$14,500
Total assets	$4,511	$11,230	$8,689	$30,006	$—	$54,436

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the three and nine months ended September 30, 2019 and 2018 and net assets by geographic area as of September 30, 2019 and 2018, presented net of discontinued operations, were as follows:

	Australia	United Kingdom	United States	Other	Total
For The Three Months Ended September 30, 2019
Revenue (a)	$15,325	$4,295	$3,219	$2,923	$25,762
For The Three Months Ended September 30, 2018
Revenue (a)	$7,026	$4,194	$3,295	$2,612	$17,127
For The Nine Months Ended September 30, 2019
Revenue (a)	$37,382	$12,794	$9,759	$8,428	$68,363
For The Nine Months Ended September 30, 2018
Revenue (a)	$23,141	$11,558	$10,110	$5,548	$50,357
As of September 30, 2019
Net assets	$2,737	$2,358	$23,387	$5,476	$33,958
As of September 30, 2018
Net assets	$3,485	$3,713	$28,486	$5,689	$41,373

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

Executive Overview

Prior to the second quarter of 2018, the Company’s core service offerings included Recruitment Process Outsourcing ("RPO") and Contracting, as well as other Permanent Recruitment and Talent Management Solutions (collectively, Recruitment and Talent Management or "RTM"). On March 31, 2018, the Company completed the sale of its RTM businesses in Belgium, Europe (excluding Belgium), and Asia Pacific ("APAC") in separate transactions (the "Sales Transactions") to Value Plus NV, Morgan Philips Group S.A., and Apache Group Holdings Pty Limited, respectively. The RTM businesses met the criteria for discontinued operations. The proceeds from the sale were $39.0 million, or $27.9 million net of cash and restricted cash sold of $9.5 million, and transaction costs of $1.7 million. Debt assumed in the Sales Transactions by the buyers was $17.6 million.

The finalization of these transactions aligns the Company’s strategy to focus going forward on RPO solutions globally. With direct operations in eleven countries and relationships with specialized professionals and organizations around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging highly successful people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses, and professionals achieve maximum performance. The Company's focus is to continually upgrade its service offerings and delivery capability tools to make candidates more successful in achieving its clients' business requirements.

The Company’s proprietary frameworks, assessment tools and leadership development programs, coupled with its global footprint allows the Company to design and implement regional and global outsourced recruitment solutions that the Company believes greatly enhance the quality and efficiency of its clients' hiring.
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

Index

This MD&A discusses the results of the Company’s RPO businesses for the three and nine months ended September 30, 2019 and 2018, and excludes the results of the Company’s RTM businesses, which, as discussed in Note 5 to the Condensed Consolidated Financial Statements, are reported in discontinued operations.
Current Market Conditions
Economic conditions in most of the world's major markets have remained stable since 2018, although global growth is projected to slow in 2019 compared to prior years. In the U.K., uncertainty around the 2016 referendum to exit the European Union (commonly referred to as "Brexit") continues to impact global markets, including currencies, and has resulted in increased volatility in the value of the British pound as compared to the U.S. dollar. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. The Company's U.K. operations, future financial performance, and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the U.K. negotiates its exit from the European Union. Growth has also slowed in China, where increased trade tensions have had a negative impact on aggregate demand. Hong Kong has also been negatively impacted by political unrest.
The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic and political conditions and their effect on the demand for the Company's services.
Financial Performance
The Company achieved mixed financial performance for the third quarter of 2019 in the markets in which it operates. On a constant currency basis, for the three months ended September 30, 2019, revenue increased by $9.3 million, or 56.8%, and gross profit increased by $0.9 million or 8.6%, compared to the same period in 2018.
    The changes in revenue were driven by strong results in Australia and Europe slightly offset by Asia.

The following is a summary of the highlights for the three and nine months ended September 30, 2019 and 2018. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment.

•	Revenue was $25.8 million for the three months ended September 30, 2019, compared to $17.1 million for the same period in 2018, for a increase of 50.4%.

◦
On a constant currency basis, the Company's revenue increased $9.3 million, or 56.8%, primarily due to an increase of $8.5 million in RPO contracting revenue (up 146.7% compared to the same period in 2018). RPO recruitment revenue also contributed $0.9 million (up 8.0%) compared to the same period in 2018.

•	Revenue was $68.4 million for the nine months ended September 30, 2019, compared to $50.4 million for the same period in 2018, an increase of $18.0 million, or 35.8%.

◦
On a constant currency basis, the Company's revenue increased $20.6 million, or 43.0%, primarily due to an increase of $20.6 million in RPO contracting revenue (up 137.6% compared to the same period in 2018).

•	Gross profit was $11.4 million for the three months ended September 30, 2019, compared to $10.9 million for the same period in 2018, an increase of $0.5 million, or 4.7%.

◦
On a constant currency basis, gross profit increased $0.9 million or 8.6% due to an increase of $0.8 million in RPO recruitment gross profit (up 7.7% compared to the same period in 2018), and an increase of $0.1 million in RPO contracting gross profit (up 25.4% compared to the same period in 2018).

•	Gross profit was $32.5 million for the nine months ended September 30, 2019, compared to $31.8 million for the same period in 2018, an increase of $0.6 million, or 1.9%.

◦
On a constant currency basis, gross profit increased $2.0 million, or 6.7%, mainly due to a increase of $1.7 million in RPO recruitment gross profit (up 5.9% compared to the same period in 2018) and an increase of $0.3 million in RPO contracting gross profit (up 21.9% compared to the same period in 2018).

•
Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) ("SG&A and Non-Op") were $11.0 million for the three months ended September 30, 2019, compared to $11.7 million for the same period in 2018, a decrease of $0.7 million, or 6.2%.

Index

◦
On a constant currency basis, SG&A and Non-Op decreased $0.3 million, or 2.9%. SG&A and Non-Op, as a percentage of revenue, was 42.6% for the three months ended September 30, 2019, compared to 68.7% for the same period in 2018.

•	SG&A and Non-Op were $34.9 million for the nine months ended September 30, 2019, compared to $36.7 million for the same period in 2018, a decrease of $1.8 million, or 4.9%.

◦
On a constant currency basis, SG&A and Non-Op a decreased of $0.4 million, or 1.2%. SG&A and Non-Op, as a percentage of revenue, were 51.0% for the nine months ended September 30, 2019, compared to 73.9% for the same period in 2018.

•
EBITDA was $0.4 million for the three months ended September 30, 2019, compared to EBITDA loss of $0.8 million for the same period in 2018, an increase in EBITDA of $1.2 million. On a constant currency basis, EBITDA increased $1.2 million.

•
EBITDA loss was $2.4 million for the nine months ended September 30, 2019, compared to EBITDA loss of $4.8 million for the same period in 2018, a decrease in EBITDA loss of $2.4 million. On a constant currency basis, EBITDA loss decreased $2.4 million.

•
Net income was $0.4 million for the three months ended September 30, 2019, compared to net loss of $0.9 million for the same period in 2018, a decrease in net loss of $1.2 million. On a constant currency basis, net loss decreased $1.2 million.

•
Net loss was $2.4 million for the nine months ended September 30, 2019, compared to net income of $8.5 million for the same period in 2018, a decrease in net income of $10.9 million. On a constant currency basis, net income decreased $13.5 million.

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
Changes in revenue, gross profit, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and nine months ended September 30, 2019 and 2018.

Index

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018			2019	2018
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Americas	$3,510	$3,590	$(4)	$3,586	$10,632	$10,799	$(19)	$10,780
Asia Pacific	17,436	9,306	(464)	8,842	43,569	27,731	(1,868)	25,863
Europe	4,816	4,231	(226)	4,005	14,162	11,827	(674)	11,153
Total	$25,762	$17,127	$(694)	$16,433	$68,363	$50,357	$(2,561)	$47,796
Gross profit:
Americas	$3,205	$2,990	$(3)	$2,987	$9,558	$9,039	$(17)	$9,022
Asia Pacific	5,574	5,741	(266)	5,475	15,584	16,423	(1,028)	15,395
Europe	2,617	2,150	(115)	2,035	7,309	6,374	(364)	6,010
Total	$11,396	$10,881	$(384)	$10,497	$32,451	$31,836	$(1,409)	$30,427
SG&A and Non-Op (a):
Americas	$3,213	$2,902	$(1)	$2,901	$9,612	$8,734	$(17)	$8,717
Asia Pacific	4,741	5,280	(266)	5,014	14,380	14,906	(971)	13,935
Europe	2,439	2,378	(128)	2,250	7,450	6,559	(382)	6,177
Corporate	573	1,132	—	1,132	3,442	6,476	—	6,476
Total	$10,966	$11,692	$(395)	$11,297	$34,884	$36,675	$(1,370)	$35,305
Operating income (loss):
Americas	$160	$300	$—	$300	$453	$775	$—	$775
Asia Pacific	1,075	708	(10)	698	1,918	2,181	(94)	2,087
Europe	316	(53)	3	(50)	250	178	(6)	172
Corporate	(1,057)	(1,696)	(2)	(1,698)	(4,901)	(7,792)	(2)	(7,794)
Total	$494	$(741)	$(9)	$(750)	$(2,280)	$(4,658)	$(102)	$(4,760)
Net (loss) income, consolidated	$364	$(870)	$14	$(856)	$(2,438)	$8,487	$2,545	$11,032
EBITDA (loss) from continuing operations (b):
Americas	$3	$87	$—	$87	$17	$303	$—	$303
Asia Pacific	821	460	1	461	1,135	1,511	(51)	1,460
Europe	178	(226)	12	(214)	(139)	(176)	12	(164)
Corporate	(572)	(1,133)	—	(1,133)	(3,446)	(6,477)	—	(6,477)
Total	$430	$(812)	$13	$(799)	$(2,433)	$(4,839)	$(39)	$(4,878)

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

Index

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2019	2018	2019	2018
Net income (loss)	$364	$(870)	$(2,438)	$8,487
Adjustment for (loss) income from discontinued operations, net of income taxes	18	(47)	(113)	13,560
Income (loss) from continuing operations	346	(823)	$(2,325)	$(5,073)
Adjustments to loss from continuing operations
Provision for income taxes	149	112	356	393
Interest income, net	(88)	(102)	(526)	(162)
Depreciation and amortization expense	23	1	62	3
Total adjustments from net income (loss) to EBITDA loss	84	11	(108)	234
EBITDA (loss) from continuing operations	$430	$(812)	$(2,433)	$(4,839)

Index

Results of Operations
Americas (reported currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in amount	Change in %	2019	2018	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Revenue	$3.5	$3.6	$(0.1)	(2.2)%	$10.6	$10.8	$(0.2)	(1.5)%

For the three months ended September 30, 2019, RPO contracting revenue decreased by $0.4 million, partially offset by an increase in RPO recruitment revenue of $0.3 million, or 9.6%. The decrease in RPO contracting revenue was due to slower demand for services from existing clients while the increase in RPO recruitment revenue was attributable to growth of existing RPO clients and new client wins.

For the nine months ended September 30, 2019, RPO contracting revenue decreased by $0.8 million, partly offset by an increase in RPO recruitment revenue of $0.6 million, or 7.1%, as compared to the same period in 2018. The decrease in RPO contracting revenue and the increase in RPO recruitment revenue were due to the same factors noted above.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in amount	Change in %	2019	2018	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Gross profit	$3.2	$3.0	$0.2	7.2%	$9.6	$9.0	$0.5	5.7%
Gross profit as a percentage of revenue	91.3%	83.3%	N/A	N/A	89.9%	83.7%	N/A	N/A

For the three months ended September 30, 2019, RPO recruitment gross profit increased by $0.3 million, or 9.9%, partially offset by a decrease of $0.1 million in RPO contracting gross profit, as compared to the same period in 2018. The increase in RPO recruitment gross profit was due to the same factors noted above for revenue.

For the nine months ended September 30, 2019, RPO recruitment gross profit increased $0.6 million, or 6.9%, partially offset by a decrease $0.1 million in RPO contracting gross profit, as compared to the same period in 2018. The increase in RPO recruitment gross profit was attributable to growth of existing RPO clients.

For the three months ended September 30, 2019, total gross profit as a percentage of revenue was 91.3%, as compared to 83.3% for the same period in 2018. The increase in total gross profit as a percentage of revenue was attributed to the higher mix of RPO recruitment to RPO contracting revenue in 2019 as compared to 2018.

For the nine months ended September 30, 2019, total gross profit as a percentage of revenue was 89.9%, as compared to 83.7% for the same period in 2018. The increase in total gross profit as a percentage of revenue was due to the same factors noted above.

Index

SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in amount	Change in %	2019	2018	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
SG&A and Non-Op	$3.2	$2.9	$0.3	10.7%	$9.6	$8.7	$0.9	10.1%
SG&A and Non-Op as a percentage of revenue	91.5%	80.8%	N/A	N/A	90.4%	80.9%	N/A	N/A

For the three months ended September 30, 2019, SG&A and Non-Op increased $0.3 million, or 10.7%, as compared to the same period in 2018 due to investments in the sales team and industry marketing activities.
For the nine months ended September 30, 2019, SG&A and Non-Op increased $0.9 million, or 10.1%, as compared to the same period in 2018 due to the factors noted above.
Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in amount	Change in %	2019	2018	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Operating income	$0.2	$0.3	$(0.1)	(46.7)%	$0.5	$0.8	$(0.3)	(41.5)%
EBITDA (loss)	$—	$0.1	$(0.1)	96.7%	$—	$0.3	$(0.3)	94.3%
EBITDA income (loss) as a percentage of revenue	0.1%	2.4%	N/A	N/A	0.2%	2.8%	N/A	N/A

For the three months ended September 30, 2019, EBITDA was $0.0 million, or 0.1% of revenue, as compared to EBITDA of $0.1 million, or 2.4% of revenue, for the same period in 2018. The decrease in EBITDA for the three months ended September 30, 2019 was principally due to the increase in SG&A and Non-Op.
For the nine months ended September 30, 2019, EBITDA was $0.0 million, or 0.2% of revenue, as compared to EBITDA of $0.3 million, or 2.8% of revenue, for the same period in 2018. The decrease in EBITDA for the three and nine months ended September 30, 2019 was principally due to the factor noted above.

Index

Asia Pacific (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in amount	Change in %	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Revenue	$17.4	$8.8	$8.6	97.2%	$43.6	$25.9	$17.7	68.5%

For the three months ended September 30, 2019, RPO contracting revenue increased $8.5 million or 244.1%, and RPO recruitment revenue, increased by $0.1 million, or 1.7%, as compared to the same period in 2018.

In Australia, revenue increased $8.7 million, or 132.5%, for the three months ended September 30, 2019, as compared to the same period in 2018. An increase in RPO contracting of $8.2 million or 262.2% and RPO recruitment of $0.5 million or 15.2%. The increase in RPO contracting revenue primarily reflected the implementation of a new contract win and higher volume from existing clients, as compared to 2018.

In Asia, revenue decreased $0.1 million, or 6.2%, for the three months ended September 30, 2019, as compared to the same period in 2018. The decrease for the three months ended September 30, 2019 was due to lower demand from existing clients.

For the nine months ended September 30, 2019, RPO contracting revenue increased by $19.4 million, or 221.8% partially offset by a decrease in RPO recruitment revenue of $1.7 million, or 10.0% as compared to the same period in 2018.

In Australia, revenue increased $16.0 million, or 75.0%, for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase was primarily in RPO contracting revenue, which increased by $17.9 million, or 213.9% , partially offset by a decrease in RPO recruitment revenue of $1.9 million or 14.4% for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase in RPO contracting for the nine months ended September 30, 2019 primarily reflected the implementation of a new contract win while the decrease in RPO recruitment revenue was due to a large client project that was delivered in the first half of 2018.

In Asia, revenue increased $1.7 million, or 37.4%, for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase in revenue for the nine months ended September 30, 2019 was a result of a new client win.
Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in amount	Change in %	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Gross profit	$5.6	$5.5	$0.1	1.9%	$15.6	$15.4	$0.2	1.2%
Gross profit as a percentage of revenue	32.0%	61.9%	N/A	N/A	35.8%	59.5%	N/A	N/A

For the three months ended September 30, 2019, RPO contracting gross profit increased $0.2 million, or 58.8%, offset by a decrease in RPO recruitment gross profit of $0.1 million, or 1.4%, as compared to the same period in 2018.

In Australia, gross profit increased by $0.5 million or 15.1% for the three months ended September 30, 2019, as compared to the same period in 2018. The increase was primarily in RPO recruitment gross profit of $0.4 million or 11.5% and RPO contracting gross profit of $0.2 million or 58.5% for the three months ended September 30, 2019, as compared to the same period in 2018.

In Asia, gross profit decreased $0.4 million, or 23.7%, for the three months ended September 30, 2019, as compared to the same period in 2018.

Index

For the nine months ended September 30, 2019, RPO contracting gross profit increased by $0.3 million, or 33.4%, partially offset by a decrease in RPO recruitment of $0.1 million or 0.8% as compared to the same period in 2018.

In Australia, gross profit increased by $0.1 million or 0.9%, for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase was primarily in RPO contracting gross profit of $0.2 million, or 27.9%
for the nine months ended September 30, 2019, as compared to the same period in 2018. This increase was partially offset by a decrease in RPO recruitment gross profit of $0.1 million, or 1.3%.

In Asia, gross profit increased $0.1 million or 2.1%, for the nine months ended September 30, 2019, as compared to the same period in 2018.

Total gross profit as a percentage of revenue was 32.0% for the three months ended September 30, 2019, as compared to 61.9% for the same period in 2018. The decrease in total gross profit as a percentage of revenue was attributed to the higher mix of RPO contracting, a lower margin service to RPO recruitment revenue in 2019 as compared to 2018.

Total gross profit as a percentage of revenue was 35.8% for the nine months ended September 30, 2019, as compared to 59.5% for the same period in 2018. The decrease in total gross profit as a percentage of revenue was attributed to the higher mix of RPO contracting, a lower margin service to RPO recruitment revenue in 2019 as compared to 2018.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in amount	Change in %	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$4.7	$5.0	$(0.3)	(5.4)%	$14.4	$13.9	$0.4	3.2%
SG&A and Non-Op as a percentage of revenue	27.2%	56.7%	N/A	N/A	33.0%	53.9%	N/A	N/A

For the three months ended September 30, 2019, SG&A and Non-Op decreased $0.3 million, or 5.4%, as compared to the same period in 2018.

For the nine months ended September 30, 2019, SG&A and Non-Op increased $0.4 million, or 3.2%, as compared to the same period in 2018. The increase was primarily due to higher consultant staff costs and investments in the sales team.

For the three months ended September 30, 2019, SG&A and Non-Op, as a percentage of revenue, was 27.2%, as compared to 56.7% for the same period in 2018. The decrease was principally due to the higher revenue noted above.

For the nine months ended September 30, 2019, SG&A and Non-Op, as a percentage of revenue, was 33.0%, as compared to 53.9% for the same period in 2018. The decrease was principally due to the factors noted above.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in amount	Change in %	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Operating income	$1.1	$0.7	$0.4	53.8%	$1.9	$2.1	$(0.2)	(8.1)%
EBITDA	$0.8	$0.5	$0.4	78.4%	$1.1	$1.5	$(0.3)	(22.3)%
EBITDA as a percentage of revenue	4.7%	5.2%	N/A	N/A	2.6%	5.6%	N/A	N/A

Index

For the three months ended September 30, 2019, EBITDA was $0.8 million, or 4.7% of revenue, as compared to EBITDA of $0.5 million, or 5.2% of revenue, for the same period in 2018.
For the nine months ended September 30, 2019, EBITDA was $1.1 million, or 2.6% of revenue, as compared to EBITDA of $1.5 million, or 5.6% of revenue, for the same period in 2018. The decrease in EBITDA was principally due to the increase in SG&A and Non-Op noted above.
For the three months ended September 30, 2019, operating income was $1.1 million, as compared to operating income of $0.7 million for the same period in 2018.
For the nine months ended September 30, 2019, operating income was $1.9 million, as compared to operating income of $2.1 million for the same period in 2018. The decrease in operating income was principally due to the change in EBITDA described above.

Index

Europe (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in amount	Change in %	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Revenue	$4.8	$4.0	$0.8	20.2%	$14.2	$11.2	$3.0	27.0%

For the three months ended September 30, 2019, RPO contracting revenue and recruitment revenue increased by $0.3 million, or 19.7% and $0.5 million, or 20.6%, respectively, as compared to the same period in 2018.

In the U.K., for the three months ended September 30, 2019, revenue increased by $0.3 million, or 8.3% as compared to the same period in 2018. The change was driven by an increase in RPO contracting revenue of $0.3 million or 19.7%, as compared to the same period in 2018.

In Continental Europe, total revenue was $0.5 million for the three months ended September 30, 2019, as compared to $0.0 million for the same period in 2018, an increase of $0.5 million. The increase in revenue for the three months ended September 30, 2019 was due to higher demand at existing clients and new contracts.

For the nine months ended September 30, 2019, RPO contracting and RPO recruitment increased by $2.0 million, or 43.9%, and $1.0 million, or 15.4%, respectively, as compared to the same period in 2018.

In the U.K., for the nine months ended September 30, 2019, revenue increased by $1.9 million, or 17.4%, to $12.8 million, from $10.9 million for the same period in 2018. For the nine months ended September 30, 2019, the increase in the U.K. was driven by an increase in RPO contracting revenue of $2.0 million, or 43.9%, partially offset by a decrease in RPO recruitment of $0.1 million or 1.3% as compared to the same period in 2018.

In Continental Europe, total revenue was $1.4 million for the nine months ended September 30, 2019, as compared to $0.3 million for the same period in 2018, for an increase of $1.1 million, due to higher demand at existing recruitment clients and new contracts.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in amount	Change in %	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Gross profit	$2.6	$2.0	$0.6	28.6%	$7.3	$6.0	$1.3	21.6%
Gross profit as a percentage of revenue	54.3%	50.8%	N/A	N/A	51.6%	53.9%	N/A	N/A

For the three months ended September 30, 2019, gross profit increased by $0.6 million or 28.6%, primarily driven by an increase in RPO recruitment of $0.6 million or 28.9%, as compared to the prior year period in 2018.

In the U.K., total gross profit for the three months ended September 30, 2019 increased $0.1 million, or 4.8%, as compared to the same period in 2018. The increase in the U.K. was driven by RPO recruitment gross profit, which increased by $0.1 million, or 3.7% as compared to the same period in 2018.

In Continental Europe, for the three months ended September 30, 2019, total gross profit increased $0.5 million, as compared to the same period in 2018, driven by RPO recruitment revenue.

Index

For the nine months ended September 30, 2019, gross profit increased by $1.3 million or 21.6%, driven by RPO recruitment and RPO contracting , which increased by $1.2 million, or 20.9%, and $0.1 million or 34.6%, respectively, as compared to the same period in 2018.

In the U.K., total gross profit for the nine months ended September 30, 2019 increased $0.2 million, or 3.5%, as compared to the same period in 2018. The change in the U.K. was driven by an increase in RPO contracting and RPO recruitment of $0.1 million, or 34.6% and $0.1 million, or 1.8%, respectively as compared to the same period in 2018.

In Continental Europe, for the nine months ended September 30, 2019, total gross profit increased $1.1 million as compared to the same period in 2018.

SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in amount	Change in %	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
SG&A and Non-Op	$2.4	$2.3	$0.2	8.4%	$7.5	$6.2	$1.3	20.6%
SG&A and Non-Op as a percentage of revenue	50.6%	56.2%	N/A	N/A	52.6%	55.4%	N/A	N/A

For the three months ended September 30, 2019, SG&A and Non-Op increased $0.2 million, or 8.4%, as compared to the same period in 2018. The increase in SG&A and Non-Op was a result of higher consultant and support staff costs as compared to the prior year.

For the nine months ended September 30, 2019, SG&A and Non-Op increased $1.3 million, or 20.6%, as compared to the same period in 2018. The increase in SG&A and Non-Op was due to the same factors noted above.

For the three months ended September 30, 2019, SG&A and Non-Op, as a percentage of revenue, was 50.6%, as compared to 56.2% for the same period in 2018. The decrease in SG&A and Non-Op, as a percentage of revenue, for the three months ended September 30, 2019 was primarily due to the growth in revenue noted above.

For the nine months ended September 30, 2019, SG&A and Non-Op, as a percentage of revenue, was 52.6%, as compared to 55.4% for the same period in 2018. The decrease in SG&A and Non-Op, as a percentage of revenue, for the nine months ended September 30, 2019 was primarily due to the growth in revenue noted above.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in amount	Change in %	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Operating income (loss)	$0.3	$(0.1)	$0.4	732.6%	$0.3	$0.2	$0.1	45.1%
EBITDA (loss)	$0.2	$(0.2)	$0.4	182.9%	$(0.1)	$(0.2)	$—	15.5%
EBITDA (loss) as a percentage of revenue	3.7%	(5.4)%	N/A	N/A	(1.0)%	(1.5)%	N/A	N/A

For the three months ended September 30, 2019, EBITDA increased to 3.7% of revenue, as compared to the same period in 2018.

Index

For the nine months ended September 30, 2019, EBITDA loss was $0.1 million, or 1.0% of revenue, as compared to EBITDA loss of $0.2 million, or 1.5% of revenue, for the same period in 2018. The decrease in EBITDA loss was principally due to the changes in gross profit.
For the three months ended September 30, 2019, operating income was $0.3 million, as compared to operating loss of $0.1 million for the same period in 2018. The increase was principally due to the increase in gross profit.
For the nine months ended September 30, 2019, operating income was $0.3 million as compared to operating income of $0.2 million for the same period in 2018. The increase in operating income was due to the same factors noted above.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Fee Allocations

Corporate expenses were $0.6 million for the three months ended September 30, 2019, as compared to $1.1 million for the same period in 2018, a decrease of $0.6 million. The decrease for the three months ended September 30, 2019 was primarily due to a decrease in staff costs, stock compensation expense and lower professional fees.

For the nine months ended September 30, 2019, corporate expenses were $3.4 million as compared to $6.5 million for the same period in 2018, for a decrease of $3.0 million. The decrease for the nine months ended September 30, 2019 was primarily a result of additional compensation expense of $2.6 million recognized in the prior year due to severance expense for three corporate executives, partially offset by compensation expense of $0.5 million in the current year for severance expense (see Note 10).

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.0 million and $0.1 million for the three and nine months ended September 30, 2019, respectively, as compared to $0.0 million for the same periods in 2018.

Interest Income, Net

Interest income was $0.1 million and $0.5 million for the three and nine months ended September 30, 2019, as compared to $0.1 million and $0.2 million for the same periods in 2018, respectively.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2019 was $0.4 million on $2.0 million of pre-tax loss from continuing operations, as compared to a provision for income tax of $0.4 million on $4.7 million of pre-tax loss from continuing operations for the same period in 2018. The effective tax rates for the nine months ended September 30, 2019 and 2018 were negative 18.1% and negative 8.4%, respectively. For the nine months ended September 30, 2019, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, variations from the U.S. Federal statutory rate in foreign jurisdictions, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.

Net Income (Loss)

Net income was $0.4 million for the three months ended September 30, 2019 as compared to net loss of $0.9 million for the three months ended September 30, 2018. Basic and diluted earnings per share were $0.12 for the three months ended September 30, 2019, as compared to basic and diluted loss per share of $0.26 for the same period in 2018.

Net loss was $2.4 million for the nine months ended September 30, 2019, as compared to net income of $8.5 million for the same period in 2018, a decrease in net income of $10.9 million. Basic and diluted loss per share were $0.77 for the nine months ended September 30, 2019, as compared to basic and diluted income per share of $2.59 for the same period in 2018, primarily reflecting income from discontinued operations of $4.14 per share.

Index

Liquidity and Capital Resources
As of September 30, 2019, cash and cash equivalents and restricted cash totaled $28.9 million, as compared to $41.1 million as of December 31, 2018. The following table summarizes the Company's cash flow activities for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
$ in millions	2019	2018
Net cash used in operating activities	$(7.6)	$(18.3)
Net cash (used in) provided by investing activities	(0.1)	27.6
Net cash (used in) provided by financing activities	(4.5)	7.4
Effect of exchange rates on cash, cash equivalents, and restricted cash	—	0.2
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(12.2)	$16.9

Cash Flows from Operating Activities
For the nine months ended September 30, 2019, net cash used in operating activities was $7.6 million, as compared to $18.3 million of net cash used in operating activities for the same period in 2018, resulting in a decrease in net cash used in operating activities of $10.8 million. The decrease in net cash used in operating activities resulted principally from more favorable working capital comparisons to the prior year, due to a lower seasonal effect following the divestiture of the RTM businesses in 2018.
Cash Flows from Investing Activities
For the nine months ended September 30, 2019, net cash used in investing activities was $0.1 million, as compared to $27.6 million of net cash provided by investing activities for the same period in 2018 resulting in a decrease in net cash provided by investing activities of $27.7 million. The decrease in net cash provided by investing activities was due to the sale of the RTM businesses in the prior year.
Cash Flows from Financing Activities
For the nine months ended September 30, 2019, net cash used in financing activities was $4.5 million, as compared to net provided by financing activities of $7.4 million for the same period in 2018, resulting in a decrease in net cash provided by financing activities of $11.9 million. The increase in net cash used in financing activities was primarily attributable to an increase in net borrowings by subsidiaries prior to disposal of the RTM businesses in 2018, as well as cash paid for shares repurchased of $4.5 million in 2019.

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited ("NAB"). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables sold to NAB up to a maximum of $4 million Australian dollars. No receivables sold to NAB have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. As amounts are collected from outstanding receivables, additional invoices may be sold to replenish available funds. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of September 30, 2019, there were no amounts outstanding under the NAB Facility Agreement. Interest expense incurred on the NAB Facility Agreement was $8 thousand and $15 thousand for the three and nine months ended September 30, 2019, respectively. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2019.

Index

Liquidity Outlook
As of September 30, 2019, the Company had cash and cash equivalents on hand of $28.4 million, supplemented by additional borrowing availability of 4 million Australian dollars under the NAB Facility Agreement, and no long-term debt obligations or other similar long-term liabilities aside from operating lease obligations recorded in connection with the new accounting guidance in ASU 2016-02 (see Note 3). The Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's financial position as of September 30, 2019. The Company's near-term cash requirements during 2019 are primarily related to funding operations. For the full year 2019, the Company expects to make capital expenditures of less than $0.5 million.
As of September 30, 2019, $24.2 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Switzerland ($1.5 million), Hong Kong ($1.1 million), Belgium ($0.4 million), the U.K ($0.3 million), China ($0.3 million), Singapore ($0.3 million), and Australia ($0.2 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
For matters that have reached the threshold of probable and estimable, the Company has established reserves for legal, regulatory, and other contingent liabilities. The Company’s reserves were $0.0 million as of September 30, 2019 and December 31, 2018, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
See Note 3 to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.

Index

Critical Accounting Policies
See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 8, 2019 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended September 30, 2019.

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

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the nine months ended September 30, 2019, the Company earned approximately 73% of its gross profit from continuing operations outside the U.S., and it collected payments in local currency, and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS
As of September 30, 2019, there have not been any material changes to the information set forth in Item 1A. "Risk Factors" disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2019 - July 31, 2019	3,178	$11.45	3,178	$2,000,424
August 1, 2019 - August 31, 2019	8,390	$12.22	8,390	1,897,929
September 1, 2019 - September 30, 2019	10,983	$12.00	10,983	1,766,158
Total	22,551	$12.00	22,551	$1,766,158

(a)	Share and per share data reflect the Company's 1-for-10 reverse stock split, which was effective June 10, 2019.

(b)
On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 12 for further details. As of September 30, 2019, the Company had repurchased 427,131 shares for a total cost of approximately $8.2 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

Index

ITEM 6.    EXHIBITS

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
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (ii) the Condensed Consolidated Statement of Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

** Furnished, not filed.

Index

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	November 1, 2019	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 1, 2019	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)