Form 10-K
period 2019-12-31
Hudson Global, Inc.
filed 2020-03-31
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $35,578,000 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 28, 2019.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on 02/29/2020
Common Stock - $0.001 par value	2,936,274

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1.    BUSINESS
Hudson Global, Inc. (the "Company" or "Hudson", "we", "us", and "our") is a leading total talent solutions provider operating under the brand name Hudson RPO. We deliver innovative, customized recruitment outsourcing, and total talent solutions to organizations worldwide. Through our consultative approach, we develop tailored talent solutions designed to meet our clients’ strategic growth initiatives. As a trusted advisor, we meet our commitments, deliver quality and value, and always aim to exceed expectations. We are a Delaware corporation, and have operated as an independent publicly held company since April 1, 2003 when Monster Worldwide, Inc., formerly TMP Worldwide, Inc., spun off its eResourcing division.
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

The Company delivers RPO recruitment and Contracting solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company's RPO delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients' ongoing business needs. The Company's RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting. Hudson has approximately 390 employees and operates directly in ten countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe.

For the year ended December 31, 2019, the amounts and percentages of the Company’s total revenue from the three reportable segments were as follows:

	Revenue
$ in thousands	Amount	Percentage
Americas	$13,565	14.5%
Asia Pacific	61,438	65.5%
Europe	18,808	20.0%
Total	$93,811	100.0%

The Company’s core service offering following the Sales Transaction is RPO, consisting of RPO Recruitment and Contracting:

RPO Recruitment: The Company provides complete recruitment outsourcing, project-based outsourcing, and recruitment consulting for clients' permanent staff hires. Hudson's RPO Recruitment services leverage the Company's consultants, supported by the Company's specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles.

Contracting: The Company provides RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. These services draw upon a combination of specialized recruiting and project management competencies to deliver a wide range of solutions. Hudson-employed professionals - either individually or as a team - are placed with client organizations for a defined period of time based on specific business needs of the client.

For the year ended December 31, 2019, the amounts and percentages of the Company’s total revenue from the core service offerings were as follows:

	Revenue
$ in thousands	Amount	Percentage
RPO Recruitment	$43,617	46.5%
Contracting	50,194	53.5%
Total	$93,811	100.0%

Clients

The Company's clients include mid-to-large-cap multinational companies and government agencies. For the years ended December 31, 2019 and 2018, the top 25 clients generated over 90% of the Company's revenue. Two clients accounted for 58% of revenue in 2019 and one client accounted for 44% of revenue in 2018. Three clients and one client accounted for greater than 10% of accounts receivable as of December 31, 2019 and 2018, respectively.

Employees

The Company employs approximately 390 people worldwide, including approximately 70 employees in the United States ("U.S"). and 320 employees internationally.

Sales and Marketing

The Company's employees include approximately 330 client-facing consultants who sell and deliver its RPO services to its existing client base. The Company's consultant population has deep expertise in specific functional areas and industry sectors, and provides broad-based recruitment and solution services based on the needs of each client on a regional and global basis.

Competition

The markets for the Company's services and products are highly competitive. There are few barriers to entry, so new entrants occur frequently, resulting in considerable market fragmentation. Companies in this industry compete on a number of parameters including degree and quality of candidate and position knowledge, industry expertise, global presence, scalability, service quality, and efficiency in completing assignments. Typically, companies with greater strength or scale in these parameters garner higher margins.

Growth Strategy

We focus on organically growing our RPO business, reducing overhead, and pursuing acquisition opportunities. We target driving organic growth in RPO by investing in people and technology to leverage our existing strong reputation in the market. We are driving down corporate and regional overhead by reducing complexity left over following the Sales Transaction. We are investigating acquisition opportunities to expand capabilities and capacity and utilize our net operating losses. We continue to explore all strategic alternatives to maximize value for shareholders, including without limitation, improving the market position and profitability of our services in the marketplace, and enhancing our valuation. We may pursue our goals through organic growth, strategic initiatives, or other alternatives. We will also continue to monitor capital markets for opportunities to repurchase shares, and consider other actions designed to enhance shareholder value, as well as review information regarding potential acquisitions and provide information to third parties, from time to time.

Segment and Geographic Data

Financial information concerning the Company's reportable segments and geographic areas of operation is included in Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K (this "Form 10-K").

Available Information

We maintain a website with the address www.hudsonrpo.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Form 10-K. Through our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports in a timely manner after we provide them to the Securities and Exchange Commission ("SEC").

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

Clients' demand for our services may fluctuate widely with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment, which directly impact our service offerings. In addition, certain geopolitical events, including the United Kingdom’s withdrawal from the European Union ("Brexit") and the recent COVID-19 pandemic event, have caused significant economic, market, political, and regulatory uncertainty in some of the Company’s markets. We have limited flexibility to reduce expenses during economic downturns due to some overhead costs that are fixed in the short-term. Furthermore, we may face increased pricing pressures during these periods. For example, in prior economic downturns, many employers in our operating regions reduced their overall workforce to reflect the slowing demand for their products and services.

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus, referred to as COVID-19, was reported to have surfaced in Wuhan, China. COVID-19 has since spread to other regions in China and other countries, including the United States, where we have our executive offices. COVID-19’s spread, which has caused a broad impact globally, such as restrictions on travel and quarantine policies put into place by businesses and governments, could adversely affect the economies and financial markets of many countries, resulting in an economic downturn. The United States and other countries have placed restrictions on travel to and from China, Europe and other affected regions, and a number of businesses in affected regions have temporarily closed.

The economic downturn, as well as the uncertainty regarding the duration, spread and intensity of the outbreak, has led to an initial reduction in demand for our services. Some of our customers have instituted hiring freezes, while other customers operating in the banking, pharmaceutical and technology industries, which may be considered as essential businesses in different jurisdictions, or customers that are more capable of working remotely than other industries, have been allowed to operate as usual. Such reduction in demand for our services may continue or increase, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The inability to conduct in-person interviews has also negatively impacted our operating results. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to evolve into a severe worldwide health crisis and the resulting reduction in demand for our services persists, the disease could have a material adverse effect on our business.

We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.

We have been engaged in strategic initiatives to refocus on our core business to maximize long-term stockholder value, to improve our cost structure and efficiency, and to increase our selling efforts and the development of new business. We cannot provide any assurance that we will be able to successfully execute these or other strategic initiatives or that we will be able to execute these initiatives on our expected timetable. We may not be successful in refocusing our core business and obtaining operational efficiencies or replacing revenues lost as a result of these strategic initiatives.

We are a very small public company with a large cash balance relative to our market capitalization.

Following the closing of the Sales Transaction, we remain a publicly-traded company and continue to be subject to the listing standards of The Nasdaq Stock Market and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002. As a result, we will continue to incur additional ongoing operating expenses.

We may face risks related to potential acquisitions or dispositions of businesses.

As part of our growth strategy, we may pursue acquisition opportunities that we believe can complement or expand our current business activities or sell other businesses. Acquisition and disposition activity exposes us to a number of risks. There could be unforeseen liabilities or asset impairments that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future. With respect to businesses that we may sell, we would also no longer be able to rely on any cash flow they generated, and there is no assurance that when or if we reinvested any proceeds from a sale it would be in a acquisition that generates the anticipated benefits. We also may not realize all of the anticipated benefits of potential future strategic transactions, which could adversely affect our business, financial condition and results of operations. Our ability to achieve certain benefits we anticipate from any potential acquisitions of businesses will depend in large part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate such businesses smoothly or successfully, and the process may take longer than expected. We can provide no assurances that we will enter into any agreements in connection with potential acquisitions or dispositions or as to the timing of any potential strategic transactions. The strategic transaction process may disrupt our business including diverting management’s attention from ongoing business concerns.

Our ability to execute our strategy depends on our ability to retain and recruit qualified management and/or advisors.

Our ability to execute our strategy requires that we retain and recruit personnel with experience in our RPO business.

Our profitability and growth depend on the success of our remaining global RPO business, which is subject to a variety of business risks and uncertainties.

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

If we are unable to address these risks, our business, results of operations, and prospects could suffer.

Our revenues fluctuate from quarter to quarter; no single quarter is predictive of future periods' results.

Our revenues fluctuate quarter to quarter primarily due to the vacation periods during the first quarter in the Asia Pacific region and the third quarter in the Americas and Europe regions. Demand for our services is typically lower during traditional vacation periods when clients and candidates are on vacation.

Our revenue can vary because our clients can terminate their relationship with us at any time with limited or no penalty.

Our RPO business is significantly affected by our clients' hiring needs and their views of their future prospects. Clients may, on very short notice, terminate, reduce, or postpone their recruiting assignments with us and, therefore, affect demand for our services. This could have a material adverse effect on our business, financial condition, and results of operations.

Our markets are highly competitive.

The markets for our services are highly competitive. Our markets are characterized by pressures to provide high levels of service, incorporate new capabilities and technologies, accelerate job completion schedules, and reduce prices. Furthermore, we face competition from a number of sources. These sources include other executive search firms and professional search, staffing, and consulting firms. Several of our competitors have greater financial and marketing resources than we do. Due to competition, we may experience reduced margins on our services, loss of market share and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition, and results of operations could be materially adversely affected.

We have no significant proprietary technology that would preclude or inhibit competitors from entering the recruitment outsourcing market. We cannot provide assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative, or other advantages over our services. In addition, we believe that, with continuing development of information technology, the industries in which we compete may attract new competitors. Specifically, the increased use of web-based and mobile technology may attract technology-oriented companies to the recruitment industry. We cannot provide assurance that we will be able to continue to compete effectively against existing or future competitors. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

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

We may enter into credit facilities that contain various restrictions and covenants that restrict our operating flexibility including:

•borrowings limited to eligible receivables;

•lenders' ability to impose restrictions, such as payroll or other reserves;

•	limitations on payments of dividends by our subsidiaries to us, which may restrict our ability to pay dividends to our shareholders;

•	restrictions on our ability to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change our ownership;

•	limitations on capital expenditures, investments, dispositions of assets, guarantees of indebtedness, permitted acquisitions, and repurchases of stock; and

•	limitations on certain intercompany payments of expenses, interest, and dividends.

These restrictions and covenants could have adverse consequences for investors, including the consequences of our need to use a portion of our cash flow from operations for debt service, rather than for our operations, restrictions on our ability to incur additional debt financing for future working capital or capital expenditures, a lesser ability for us to take advantage of significant business opportunities, such as acquisition opportunities, the potential need for us to undertake equity transactions, which may dilute the ownership of existing investors, and our inability to react to market conditions by selling lesser-performing assets.

In addition, a default, amendment, or waiver to our credit facilities to avoid a default may result in higher rates of interest and could impact our ability to obtain additional borrowings. Finally, debt incurred under our credit facilities bears interest at variable rates. Any increase in interest expense could reduce the funds available for operations.

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

We conduct direct operations in ten countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2019, approximately 87% of our revenue was earned outside of the U.S. Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

Regarding the foreign currency risk inherent in international operations, the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our financial statements. In addition, we generally pay operating expenses in the corresponding local currency. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the revenue and income of our operations in addition to economic exposure. Our consolidated U.S. dollar cash balance could be lower because a significant amount of cash is generated outside of the U.S. This risk could have a material adverse effect on our business, financial condition, and results of operations.

Additionally, our international operations may also be adversely affected by political events, domestic or international terrorist events, hostilities or complications due to natural, nuclear, or other disasters. For instance, the ongoing COVID-19 outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and the extended shutdown of certain businesses in the region. These or any further political or governmental developments or health concerns in China or other countries in which we operate could result in social, economic, and labor instability, as well as affect demand for our services. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.

We depend on our key management personnel.

Our success depends to a significant extent on our senior management team. The loss of the services of one or more key senior management team member could have a material adverse effect on our business, financial condition, and results of operations. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could have a material adverse effect on our business, financial condition, and results of operations. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

Failure to attract and retain qualified personnel could negatively impact our business, financial condition, and results of operations.

Our success also depends upon our ability to attract and retain highly skilled professionals who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. Competition for qualified professionals with proven skills is intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to us in sufficient numbers. If we are unable to attract the necessary qualified personnel for our clients, it may have a negative impact on our business, financial condition, and results of operations.

We face risks in collecting our accounts receivable.

In virtually all of our businesses, we invoice customers after providing services, which creates accounts receivable. Delays or defaults in payments owed to us could have a significant adverse impact on our business, financial condition, and results of operations. Factors that could cause a delay or default include, but are not limited to, global economic conditions, business failures, and turmoil in the financial and credit markets.

In certain situations, we provide our services to clients under a contractual relationship with a third-party vendor manager, rather than directly to the client. In those circumstances, the third-party vendor manager is typically responsible for aggregating billing information, collecting receivables from the client, and paying staffing suppliers once funds are received from the client. In the event that the client has paid the vendor manager for our services and we are unable to collect from the vendor manager, we may be exposed to financial losses.

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

Our success depends in large part upon our ability to store, retrieve, process, and manage substantial amounts of information, including our client and candidate databases. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. If we are unable to design, develop, implement, and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or if we experience any interruption or loss of our information processing capabilities, for any reason, this could adversely affect our business, financial condition, and results of operations.

Because we operate in an international environment, we are subject to greater cyber-security risks and incidents. We also use mobile devices, social networking, and other online activities to connect with our candidates, clients, and business partners. While we have implemented measures to prevent security breaches and cyber incidents, our measures may not be effective and any security breaches or cyber incidents could adversely affect our business, financial condition, and results of operations.

Our business depends on uninterrupted service to clients.

Our operations depend on our ability to protect our facilities, computer and telecommunication equipment, and software systems against damage or interruption from fire, power loss, cyber attacks, sabotage, telecommunications interruption, weather conditions, natural disasters, and other similar events. Additionally, severe weather can cause our employees or contractors to miss work and interrupt delivery of our service, potentially resulting in a loss of revenue. While interruptions of these types that have occurred in the past have not caused material disruption, it is not possible to predict the type, severity, or frequency of interruptions in the future or their impact on our business.

We may be exposed to employment-related claims, legal liability, and costs from clients, employees, and regulatory authorities that could adversely affect our business, financial condition, or results of operations, and our insurance coverage may not cover all of our potential liability.

We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•	claims of misconduct or negligence on the part of our employees;

•	claims by our employees of discrimination or harassment directed at them, including claims relating to actions of our clients;

•	claims related to the employment of illegal aliens or unlicensed personnel;

•	claims for payment of workers' compensation and other similar claims;

•	claims for violations of wage and hour requirements;

•	claims for entitlement to employee benefits;

•	claims of errors and omissions of our temporary employees;

•	claims by taxing authorities related to our independent contractors and the risk that such contractors could be considered employees for tax purposes;

•	claims by candidates that we place for wrongful termination or denial of employment;

•	claims related to our non-compliance with data protection laws, which require the consent of a candidate to transfer resumes and other data;

•	claims related to the recruitment process; and

•	claims by our clients relating to our employees' misuse of client proprietary information, misappropriation of funds, other misconduct, criminal activity or similar claims.

We may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team, costly, and could have a negative effect on our business. In some cases, we have agreed to indemnify our clients against some or all of these types of liabilities. We cannot assure that we will not experience these problems in the future, that our insurance will cover all claims, or that our insurance coverage will continue to be available at economically feasible rates.

Our ability to utilize net operating loss carry-forwards may be limited.

The Company has U.S. net operating loss carry-forwards ("NOLs"). The losses generated prior to 2018 expire through 2037 and the losses generated in 2018 and later years do not expire. Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by greater than 50% over a three-year period. The Company has experienced ownership changes in the past. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. Federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect, and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

There may be volatility in our stock price.

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2019, the market price of our common stock reported on the NASDAQ Global Select Market ranged from a high of $16.80 to a low of $10.26. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market, our relatively low daily trading volume or actions by significant stockholders, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

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

•
increase the number of various tax and compliance audits relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers' compensation, immigration, and income, value-added, and sales taxes; or

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

All of the Company's operating offices are located in leased premises. Our principal executive office is located at 53 Forest Avenue, 1st Floor, Old Greenwich, CT 06870, where we occupy space under a lease expiring in April 2020 with approximately 1,300 aggregate square feet.

Hudson Americas maintains no leased locations. Hudson Asia Pacific maintains 2 leased locations with approximately 1,700 aggregate square feet. Hudson Europe maintains 2 leased locations with approximately 3,600 aggregate square feet. All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

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

MARKET FOR COMMON STOCK

The Company's common stock was listed for trading on the NASDAQ Global Select Market during 2019 under the symbol "HSON." On January 31, 2020, there were approximately 354 holders of record of the Company's common stock.

The following is a list by fiscal quarter of the market prices of the Company's common stock.

	Market Price
	High	Low
2019
Fourth quarter	$12.90	$10.82
Third quarter	$12.99	$10.26
Second quarter	$16.80	$12.00
First quarter	$16.20	$12.20
2018
Fourth quarter	$16.70	$13.00
Third quarter	$18.40	$15.30
Second quarter	$20.00	$14.90
First quarter	$24.40	$18.10

DIVIDENDS

In December 2015, our Board of Directors determined that we would pay a quarterly cash dividend on our common stock. The Company paid two cash dividends of $0.50 per share during fiscal 2016, the first on March 25, 2016 to shareholders of record as of March 15, 2016 and the second on June 24, 2016 to shareholders of record as of June 14, 2016. As a result, for the year ended December 31, 2016, the Company paid a total of $3.4 million in dividends to shareholders. The cash dividend payments were applied to accumulated deficit.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The Company's purchases of its common stock during the fourth quarter of fiscal 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2019 - October 31, 2019	5,432	$11.61	5,432	$1,703,000
November 1, 2019 - November 30, 2019	—	—	—	$1,703,000
December 1, 2019 - December 31, 2019	—	—	—	$1,703,000
Total	5,432	$11.61	5,432	$1,703,000

(a)
On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. As of December 31, 2019, the Company had repurchased 432,563 shares for a total cost of approximately $8.3 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Item 8 of this Form 10-K. This MD&A contains forward-looking statements. Please see "FORWARD-LOOKING STATEMENTS" for a discussion of the uncertainties, risks, and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization ("EBITDA"). See Note 14 to the Consolidated Financial Statements for EBITDA segment reconciliation information. Note that amounts within this Item shown in millions may not recalculate due to rounding.
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

The finalization of the Sales Transaction aligns the Company’s strategy to focus going forward on RPO solutions globally. With direct operations in ten countries and relationships with specialized professionals and organizations around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging the best and brightest people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company's focus is to continually upgrade its service offerings and delivery capability tools to make candidates more successful in achieving its clients' business requirements.

The Company’s proprietary frameworks, assessment tools, and leadership development programs, coupled with its broad geographic footprint, allow the Company to design and implement regional and global outsourced recruitment solutions that the Company believes greatly enhance the quality and efficiency of its clients' hiring.
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

We continue to explore all strategic alternatives to maximize value for shareholders, including without limitation, improving the market position and profitability of our services in the marketplace, and enhancing our valuation. We may pursue our goals through organic growth, strategic initiatives, or other alternatives. We will also continue to monitor capital markets for opportunities to repurchase shares, and consider other actions designed to enhance shareholder value, as well as review information regarding potential acquisitions and provide information to third parties, from time to time.

This MD&A discusses the results of the Company’s RPO businesses for the years ended December 31, 2019 and 2018, and excludes the results of the Company’s RTM businesses, which, as discussed in Note 4 to the Consolidated Financial Statements, are reported in discontinued operations.

Current Market Conditions

Economic conditions in most of the world's major markets have remained stable since 2018, and global growth is projected to increase slightly in 2020 compared to 2019. However, various individual countries continue to face challenges. In the U.K., the finalization of Brexit plans continues to impact global markets, including currencies, and has resulted in increased volatility in the value of the British pound as compared to the U.S. dollar. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of the Company's U.K. operations to be translated into fewer U.S. dollars. The Company's U.K. operations, future financial performance, and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the U.K. finalizes its exit from the European Union. Growth has also slowed in China, where increased trade tensions and the recent COVID-19 outbreak have had a negative impact on aggregate demand. Hong Kong has also been negatively impacted by political unrest, and Australia has been impacted by drought and bushfires.

The Company closely monitors the economic environment and business climate in its markets and responds accordingly. At this time, the Company is unable to accurately predict the outcome of these events or changes in general economic and political conditions and their effect on the demand for the Company's services.

Financial Performance

Constant Currency (Non-GAAP measure)
The Company operates on a global basis, with the majority of its revenue generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. For the discussion of reportable segment results of operations, the Company uses constant currency information. Constant currency compares financial results between periods as if exchange rates had remained constant period-over-period. The Company defines the term "constant currency" to mean that financial data for previously reported periods are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the current period. Constant currency metrics should not be considered in isolation or as a substitute for reported results prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends.

For the year ended December 31, 2019, the Company increased revenue in most of the markets in which we operate. On a constant currency basis, for the year ended December 31, 2019, revenue increased by $29.8 million, or 46%, compared to 2018. The increase in revenue was driven by growth in Australia, Europe, and Asia, partially offset by declines in the Americas.

The following is a summary of the highlights for the years ended December 31, 2019 and 2018. These should be considered in the context of the additional disclosures in this MD&A.

•	Revenue was $93.8 million for the year ended December 31, 2019, compared to $66.9 million for 2018, an increase of $26.9 million, or 40%.

◦
On a constant currency basis, revenue increased $29.8 million, or 46%. contracting revenue increased $29.6 million (up 144% compared to 2018) and RPO recruitment revenue increased $0.2 million (up slightly compared to 2018).

•
Selling, general and administrative expenses and other non-operating income (expense) ("SG&A and Non-Op") was $45.5 million for the year ended December 31, 2019, compared to $47.6 million for 2018, a decrease of $2.1 million, or 4%.

◦
On a constant currency basis, SG&A and Non-Op decreased $0.5 million or 1%. SG&A and Non-Op, as a percentage of revenue, was 48% for the year ended December 31, 2019, compared to 72% for 2018. The decrease was principally due to 2018 additional compensation expense for the Company's former Chief Executive Officer and two additional executives (see Note 10).

•
EBITDA loss was $1.9 million for the year ended December 31, 2019, compared to EBITDA loss of $5.4 million for 2018. On a constant currency basis, EBITDA loss decreased $3.6 million in 2019 compared to 2018.

•
Net loss was $1.0 million for the year ended December 31, 2019, compared to net income of $7.9 million for 2018. On a constant currency basis, net income decreased $10.9 million in 2019 compared to 2018.

Changes in revenue, revenue less certain direct costs, SG&A and Non-Op, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below include a reconciliation of constant currency results to the most directly comparable GAAP financial measures, and summarize the impact of foreign currency exchange rate adjustments on the Company’s operating results for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Americas	$13,565	$13,924	$(19)	$13,905
Asia Pacific	61,438	36,946	(2,198)	34,748
Europe	18,808	16,062	(667)	15,395
Total	$93,811	$66,932	$(2,884)	$64,048
Revenue less certain direct costs (a):
Americas	$12,291	$11,726	$(17)	$11,709
Asia Pacific	21,177	21,936	(1,216)	20,720
Europe	10,098	8,442	(370)	8,072
Total	$43,566	$42,104	$(1,603)	$40,501
SG&A and Non-Op (b):
Americas	$12,302	$11,305	$(17)	$11,288
Asia Pacific	18,914	19,695	(1,140)	18,555
Europe	10,017	8,893	(383)	8,510
Corporate	4,247	7,660	—	7,660
Total	$45,480	$47,553	$(1,540)	$46,013
Operating income (loss):
Americas	$605	$1,000	$2	$1,002
Asia Pacific	3,112	3,103	(124)	2,979
Europe	605	(93)	(14)	(107)
Corporate	(5,983)	(9,227)	—	(9,227)
Total	$(1,661)	$(5,217)	$(136)	$(5,353)
Net (loss) income, consolidated	$(955)	$7,867	$2,076	$9,943
EBITDA (loss) from continuing operations(c):
Americas	$60	$440	$2	$442
Asia Pacific	2,194	2,221	(77)	2,144
Europe	84	(450)	11	(439)
Corporate	(4,252)	(7,660)	—	(7,660)
Total	$(1,914)	$(5,449)	$(64)	$(5,513)

(a)	Represents Revenue less the Direct contracting costs and reimbursed expenses caption on the Consolidated Statements of Operations.

(b)
SG&A and Non-Op is a measure that management uses to evaluate the segments’ expenses, which include the following captions on the Consolidated Statements of Operations: Salaries and related, Office and general, Marketing and promotion, and Other expense, net. Corporate management expenses are included in the segments’ other income (expense).

(c)	See EBITDA reconciliation in the following section.

Use of EBITDA (Non-GAAP measure)

Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as an indicator of operating performance and the most comparable measure across the regions in which we operate. Management also uses this measurement to evaluate capital needs and working capital requirements. Similar to constant currency, EBITDA should not be considered in isolation or as a substitute for operating income or net income prepared in accordance with GAAP or as a measure of the Company’s profitability. EBITDA is derived from net income (loss) adjusted for the provision for (benefit from) income taxes, interest expense (income), and depreciation and amortization.

The reconciliation of EBITDA loss to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2019	2018
Net (loss) income	$(955)	$7,867
Adjustment for income (loss) from discontinued operations, net of income taxes	(113)	13,133
Loss from continuing operations	$(842)	$(5,266)
Adjustments to loss from continuing operations
(Benefit from) provision for income taxes	(540)	99
Interest income, net	(617)	(298)
Depreciation and amortization	85	16
Total adjustments from loss from continuing operations to EBITDA (loss)	(1,072)	(183)
EBITDA (loss)	$(1,914)	$(5,449)

Results of Operations:
Americas (reported currency)
Revenue

	Year Ended December 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Revenue	$13.6	$13.9	$(0.4)	(3)%

For the year ended December 31, 2019, contracting revenue decreased $0.8 million, partially offset by an increase in RPO recruitment revenue of $0.4 million, or 4%, as compared to 2018. The decrease in contracting revenue was attributable to slower demand for services while the increase in RPO recruitment revenue was due to growth of existing RPO clients and new client wins.
Revenue less certain direct costs

	Year Ended December 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Revenue less certain direct costs	$12.3	$11.7	$0.6	5%
Revenue less certain direct costs as a percentage of revenue	91%	84%	N/A	N/A

For the year ended December 31, 2019, RPO recruitment revenue less certain direct costs increased $0.5 million, or 4%, and contracting revenue less certain direct costs increased $0.1 million, as compared to 2018, due to higher margins realized on contracting business. The increase in RPO recruitment revenue less certain direct costs was attributable to growth of existing RPO clients and new client wins. Total revenue less certain direct costs, as a percentage of revenue, increased to 91% for 2019, as compared to 84% for 2018, primarily attributable to the higher mix of RPO recruitment to contracting revenue in 2019 as compared to 2018.

SG&A and Non-Op

	Year Ended December 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
SG&A and Non-Op	$12.3	$11.3	$1.0	9%
SG&A and Non-Op as a percentage of revenue	91%	81%	N/A	N/A

For the year ended December 31, 2019, SG&A and Non-Op increased $1.0 million, or 9%, as compared to 2018 due to investments in the sales team and industry marketing activities.
Operating Income and EBITDA

	Year Ended December 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Operating income	$0.6	$1.0	$(0.4)	(39)%
EBITDA	$0.1	$0.4	$(0.4)	(86)%
EBITDA as a percentage of revenue	—%	3%	N/A	N/A

For the year ended December 31, 2019, EBITDA was $0.1 million, or 0% of revenue, as compared to EBITDA of $0.4 million, or 3% of revenue, for 2018. The decrease in EBITDA was primarily due to the increase in SG&A and Non-Op, partially offset by the increase in revenue less certain direct costs. Operating income was $0.6 million for the year ended December 31, 2019, as compared to $1.0 million for 2018.
The difference between operating income and EBITDA for the years ended December 31, 2019 and 2018 was primarily due to corporate management expenses.
Asia Pacific (constant currency)
Revenue

	Year Ended December 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Revenue	$61.4	$34.7	$26.7	77%

For the year ended December 31, 2019, contracting revenue increased by $28.5 million, or 235%, partially offset by a decrease in RPO recruitment revenue of $1.9 million, or 8%, as compared to 2018.

In Australia, for the year ended December 31, 2019, revenue increased $25.2 million, or 90%, as compared to 2018. The increase was primarily in contracting revenue, which increased by $26.8 million, or 239%, partially offset by a decrease in RPO recruitment revenue of $1.6 million, or 10%, as compared to 2018. The increase in contracting primarily reflected the implementation of a new contract win while the decrease in RPO recruitment revenue was due to a large client project that was delivered in the first half of 2018.

In Asia, revenue increased $1.5 million, or 22%, for the year ended December 31, 2019, as compared to 2018. The increase in revenue was a result of a new client win.
Revenue less certain direct costs

	Year Ended December 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Revenue less certain direct costs	$21.2	$20.7	$0.5	2%
Revenue less certain direct costs as a percentage of revenue	34%	60%	N/A	N/A

For the year ended December 31, 2019, contracting revenue less certain direct costs increased $0.6 million, or 53%, partly offset by a decline in RPO recruitment of $0.1 million, or 1%, as compared to 2018.

In Australia, revenue less certain direct costs increased $0.7 million, or 5%, for the year ended December 31, 2019, as compared to 2018. The increase was primarily in contracting which increased $0.5 million, or 48%, for the year ended December 31, 2019, as compared to 2018.

In Asia, revenue less certain direct costs decreased $0.3 million, or 5%, for the year ended December 31, 2019, as compared to 2018. The decrease in Asia was primarily in China.

Revenue less certain direct costs as a percentage of revenue, for the year ended December 31, 2019, was 34%, as compared to 60% for 2018. The decrease in total revenue less certain direct costs as a percentage of revenue was attributed to the higher mix of contracting, a lower margin service, to RPO recruitment revenue in 2019 as compared to 2018.

SG&A and Non-Op

	Year Ended December 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$18.9	$18.6	$0.4	2%
SG&A and Non-Op as a percentage of revenue	31%	53%	N/A	N/A

For the year ended December 31, 2019, SG&A and Non-Op increased $0.4 million, or 2%, as compared to 2018. The increase was primarily due to higher consultant staff costs and investments in the sales team. SG&A and Non-Op, as a percentage of revenue, was 31% for 2019, as compared to 53% for 2018.

Operating Income and EBITDA

	Year Ended December 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Operating income	$3.1	$3.0	$0.1	4%
EBITDA	$2.2	$2.1	$0.1	2%
EBITDA as a percentage of revenue	4%	6%	N/A	N/A

For the year ended December 31, 2019, EBITDA was $2.2 million, or 4% of revenue, as compared to EBITDA of $2.1 million, or 6% of revenue, for 2018. The increase in EBITDA for the year ended December 31, 2019 was principally due to the higher revenue less certain direct costs partially offset by an increase in SG&A and Non-Op. Operating income for the year ended December 31, 2019 was $3.1 million, as compared to operating income of $3.0 million for 2018.
The difference between operating income and EBITDA for the years ended December 31, 2019 and 2018 was principally due to corporate management expenses.
Europe (constant currency)
Revenue

	Year Ended December 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Revenue	$18.8	$15.4	$3.4	22%

For the year ended December 31, 2019, contracting and RPO recruitment revenue increased $1.8 million and $1.6 million, or 29% and 18%, respectively, as compared to 2018.

In the U.K., for the year ended December 31, 2019, revenue increased $1.8 million, or 12%, to $16.9 million from $15.0 million in 2018. The increase in the U.K. was driven by an increase in contracting revenue of $1.8 million, or 29%, as compared to 2018.

In Continental Europe, for the year ended December 31, 2019, total revenue was $1.9 million, as compared to $0.4 million for 2018, a increase of $1.6 million, or 435%. The increase was due to higher demand at existing recruitment clients and new contracts.
.

Revenue less certain direct costs

	Year Ended December 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Revenue less certain direct costs	$10.1	$8.1	$2.0	25%
Revenue less certain direct costs as a percentage of revenue	54%	52%	N/A	N/A

For the year ended December 31, 2019, RPO recruitment and contracting revenue less certain direct costs increased $1.9 million, or 25%, and $0.1 million, or 27%, respectively as compared to 2018.

In the U.K., total revenue less certain direct costs for the year ended December 31, 2019, increased $0.5 million, or 6%, as compared to 2018.

In Continental Europe for the year ended December 31, 2019, total revenue less certain direct costs increased $1.5 million, or 422%, as compared to 2018. The increase was driven by RPO recruitment revenue.
SG&A and Non-Op

	Year Ended December 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
SG&A and Non-Op	$10.0	$8.5	$1.5	18%
SG&A and Non-Op as a percentage of revenue	53%	55%	N/A	N/A

For the year ended December 31, 2019, SG&A and Non-Op increased $1.5 million, or 18%, as compared to 2018. The increase in SG&A and Non-Op was a result of higher consultant and support staff costs as compared to the prior year. SG&A and Non-Op, as a percentage of revenue, was 53% for 2019 compared to 55% for 2018. The decrease in SG&A and Non-Op, as a percentage of revenue, was primarily due to the growth in revenue noted above.
Operating Income and EBITDA

	Year Ended December 31,
	2019	2018	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Operating income (loss):	$0.6	$(0.1)	$0.7	(a)
EBITDA (loss)	$0.1	$(0.4)	$0.5	(a)
EBITDA (loss) as a percentage of revenue	—%	(a)	N/A	N/A
(a) Information was not provided because the Company did not consider the change in percentage as a meaningful measure for the years in comparison.

For the year ended December 31, 2019, EBITDA was $0.1 million, or 0% of revenue, as compared to EBITDA loss of $0.4 million for 2018. The increase in EBITDA for the year ended December 31, 2019 was principally due to the higher revenue less certain direct costs offset by an increase in SG&A and Non-Op. Operating loss was $0.6 million for the year ended December 31, 2019, as compared to operating loss of $0.1 million for the year ended December 31, 2018.
The difference between operating income (loss) and EBITDA (loss) for the years ended December 31, 2019 and 2018 was principally due to corporate management expenses.

The following are discussed in reported currency

Corporate expenses, net of corporate management expenses

For the year ended December 31, 2019, corporate expenses were $4.2 million as compared to $7.7 million for 2018, a decrease of $3.4 million, or 45%. The decrease was primarily a result of additional compensation expense of $2.6 million recognized in the prior year due to severance expense for three corporate executives, partially offset by compensation expense of $0.5 million in the current year for severance expense (see Note 10).

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.1 million and $0.0 million for the years ended December 31, 2019 and 2018, respectively.

Interest Income, Net

Net interest income was $0.6 million for the year ended December 31, 2019, as opposed to net interest income of $0.3 million for the year ended December 31, 2018.

(Benefit from) Provision for Income Taxes

The benefit from income taxes from continuing operations for the year ended December 31, 2019 was $0.5 million, on $1.4 million of pre-tax loss from continuing operations, as compared to a provision for income taxes of $0.1 million on $5.2 million of pre-tax loss from continuing operations for 2018. The effective tax rate from continuing operations for the year ended December 31, 2019 was 39.1%, as compared to negative 1.9% for 2018. The change in the Company’s effective tax rate for the year ended December 31, 2019, as compared to 2018, was primarily attributable to reductions in uncertain tax positions in 2019, changed profitability in foreign jurisdictions including those with full valuation allowances, and the recognition of tax benefits in 2018 from continuing operations for U.S. tax losses used to offset U.S. taxable income attributable to discontinued operations. For the year ended December 31, 2019, the effective tax rate difference from the U.S. Federal statutory rate of 21% was primarily attributable to the release of uncertain tax positions and state income taxes, partially offset by inability of the Company to recognize tax benefits on certain losses until positive earnings are achieved in the U.S. and certain other foreign jurisdictions and taxes related to foreign income.

Income (Loss) from Discontinued Operations

Loss from discontinued operations was $0.1 million for the year ended December 31, 2019, as compared to income of $13.1 million in 2018.

Net Income (Loss)

Net loss was $1.0 million for the year ended December 31, 2019, as compared to net income of $7.9 million for 2018, a decrease in net income of $8.8 million driven by the gain from the sale of the RTM businesses in the prior year. Basic and diluted loss per share were $0.30 for the year ended December 31, 2019, as compared to basic and diluted earnings per share of $2.39 in 2018.

Liquidity and Capital Resources

As of December 31, 2019, cash and cash equivalents and restricted cash totaled $31.7 million, as compared to $41.1 million as of December 31, 2018. The following table summarizes the cash flow activities for the years ended December 31, 2019 and 2018:

	For The Year Ended December 31,
$ in millions	2019	2018
Net cash used in operating activities	$(4.8)	$(15.5)
Net cash (used in) provided by investing activities	(0.1)	27.3
Net cash (used in) provided by financing activities	(4.6)	7.2
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.2	0.1
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(9.3)	$19.1

Cash Flows from Operating Activities

For the year ended December 31, 2019, net cash used in operating activities was $4.8 million, as compared to $15.5 million of net cash used in operating activities in 2018, resulting in a decrease in net cash used in operating activities of $10.7 million. The decrease in net cash used in operating activities resulted principally from more favorable working capital comparisons to the prior year due to a lower seasonal effect following the divestiture of the RTM businesses in 2018.

Cash Flows from Investing Activities

For the year ended December 31, 2019, net cash used in investing activities was $0.1 million, as compared to $27.3 million of net cash provided by investing activities in 2018, resulting in a decrease in net cash provided by investing activities of $27.4 million. The decrease in net cash provided by investing activities was due to the sale of the RTM businesses in the prior year.

Cash Flows from Financing Activities

For the year ended December 31, 2019, net cash used in financing activities was $4.6 million, as compared to net cash provided by financing activities of $7.2 million in 2018, resulting in a decrease in net cash provided by financing activities of$11.8 million. The increase in net cash used in financing activities was primarily attributable to an increase in net borrowings by subsidiaries prior to disposal of the RTM businesses in 2018, as well as cash paid for shares repurchased of $4.5 million in 2019.

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited ("NAB"). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of December 31, 2019, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $20 thousand for the year ended December 31, 2019. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2019.

Liquidity Outlook

As of December 31, 2019, the Company had cash and cash equivalents on hand of $31.2 million, supplemented by additional borrowing availability of 4 million Australian dollars under the NAB Facility Agreement, and no long-term debt obligations or other similar long-term liabilities aside from operating lease obligations recorded in connection with the new accounting guidance in ASU 2016-02 (see Notes 2 and 10). The Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months based on the

Company's financial position as of December 31, 2019. The Company's near-term cash requirements during 2020 are primarily related to funding operations. For the full year 2020, the Company expects to make capital expenditures less than $0.5 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

As of December 31, 2019, $23.8 million of the Company's cash and cash equivalents noted above was held in the U.S. and the remainder was held internationally, primarily in the Australia ($1.8 million), Switzerland ($1.6 million), Hong Kong ($0.8 million), Singapore ($0.8 million), the U.K. ($0.7 million), and China ($0.7 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

The Company believes that future external market conditions remain uncertain, particularly access to credit, rates of near-term projected economic growth, and levels of unemployment in the markets in which the Company operates. Due to these uncertain external market conditions, the Company cannot provide assurance that its actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company could be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination of those sources. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Off-Balance Sheet Arrangements

None

Contingencies
From time to time in the ordinary course of business, the Company is subject to compliance audits by U.S. federal, state, local, and foreign government regulatory, tax, and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, and income, value-added, and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits, and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities. Periodic events and management actions such as business reorganization initiatives can change the number and type of audits, claims, lawsuits, contract disputes, or complaints asserted against the Company. Events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters.
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
For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company’s reserves were $0.0 million as of both December 31, 2019 and 2018. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

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

Revenue Recognition

The Company recognizes revenue for our RPO recruitment over time in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. The transaction prices contains both fixed fee and variable usage-based consideration. Variable usage-based consideration is constrained by candidates accepting offers of permanent employment. We recognized revenue on the fixed fee as the performance obligations are satisfied and usage-based fees as the constraint is lifted. We do not incur incremental costs to obtain our RPO recruitment contracts. The costs to fulfill these contracts are expensed as incurred.

The Company recognizes revenue for our contracting services over time as services are performed in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur incremental costs to obtain our contracting contracts. The costs incurred to fulfill these contracts are expensed as incurred.

As a practical expedient, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an expected original duration of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Accounts Receivable

The Company's accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled amounts are expected to be invoiced and collected within one year. The Company records accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. The Company maintains an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. Judgment is involved as to the collectability of the various receivables. If the Company determines that the allowance for doubtful accounts is not adequate to cover estimated losses, an expense to provide for doubtful accounts is recorded in selling, general and administrative expenses. If an account is determined to be uncollectible, it is written off against the allowance for doubtful accounts. Management's assessment and judgment are vital requirements in assessing the ultimate realization of these receivables, including the current credit-worthiness, financial stability and effect of market conditions on each customer.

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

ASC 740-10-55-3, "Recognition and Measurement of Tax Positions - a Two Step Process," provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In addition, ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of December 31, 2019, the gross liability for income taxes associated with uncertain tax positions was $1.0 million.

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

The Company has provided tax on all unremitted earnings of our foreign subsidiaries taking into consideration all expected future events based on presently existing tax laws and rates.

The Company has elected to recognize the tax on Global Intangible Low Taxed Income (“GILTI”) as a period expense in the year the tax is incurred.

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

Forward-Looking Statements

This Form 10-K contains statements that the Company believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe," and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the adverse impacts of the recent coronavirus, or COVID-19 outbreak, (3) the Company’s ability to successfully achieve its strategic initiatives, (4) risks related to the Company’s large cash balance relative to its market capitalization as a small public company, (5) risks related to potential acquisitions or dispositions of businesses by the Company, (6) the Company’s ability to retain and recruit qualified management and/or advisors, (7) the Company’s ability to operate successfully as a company focused on its RPO business, (8) risks related to fluctuations in the Company's operating results from quarter to quarter, (9) the ability of clients to terminate their relationship with the Company at any time, (10) competition in the Company's markets, (11) the negative cash flows and operating losses that may recur in the future, (12) risks relating to how future credit facilities may affect or restrict our operating flexibility, (13) risks associated with the Company's investment strategy, (14) risks related to international operations, including foreign currency fluctuations, political events, natural disasters or health crises, including the ongoing COVID-19 outbreak, (15) the Company's dependence on key management personnel, (16) the Company's ability to attract and retain highly skilled professionals, (17) the Company's ability to collect accounts receivable, (18) the Company’s ability to maintain costs at an acceptable level, (19) the Company's heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (20) risks related to providing uninterrupted service to clients, (21) the Company's exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (22) the Company’s ability to utilize net operating loss carry-forwards, (23) volatility of the Company's stock price, (24) the impact of government regulations, and (25) restrictions imposed by blocking arrangements. The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-K. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2019, the Company earned approximately 87% of its revenue outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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
The Brexit referendum resulted in a decline in the value of the British pound, as compared to the U.S. dollar. The Company's U.K. operations, future financial performance and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the U.K. negotiates its exit from the European Union. In addition, the recent COVID-19 pandemic has negatively impacted certain currencies compared to the U.S. dollar in the countries where we do business, including in Australia.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management believes that, as of December 31, 2019, the Company's internal control over financial reporting was effective based on those criteria.

This Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the SEC’s "smaller reporting company" rules that permit the Company to provide only management's assessment report for the year ended December 31, 2019.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Hudson Global, Inc.
Old Greenwich, Connecticut

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Hudson Global, Inc. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively, referred to as the "consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2019.

Stamford, Connecticut
March 30, 2020

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Hudson Global, Inc.:

Opinion on the consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Hudson Global, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the years in the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP
We served as the Company’s auditor from 2008 to 2019.

New York, New York
March 8, 2019

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Revenue	$93,811	$66,932

Operating expenses:
Direct contracting costs and reimbursed expenses	50,245	24,828
Salaries and related	36,176	36,975
Office and general	8,117	9,673
Marketing and promotion	849	657
Depreciation and amortization	85	16
Total operating expenses	95,472	72,149
Operating loss	(1,661)	(5,217)
Non-operating income (expense):
Interest income, net	617	298
Other expense, net	(338)	(248)
Loss from continuing operations before provision for income taxes	(1,382)	(5,167)
(Benefit from) provision for income taxes from continuing operations	(540)	99
Loss from continuing operations	(842)	(5,266)
(Loss) income from discontinued operations, net of income taxes	(113)	13,133
Net (loss) income	$(955)	$7,867
Earnings (loss) per share:(a)
Basic and diluted
Loss per share from continuing operations	$(0.27)	$(1.60)
(Loss) earnings per share from discontinued operations	(0.04)	4.00
(Loss) earnings per share	$(0.30)	$2.39
Weighted-average shares outstanding:(a)
Basic	3,131	3,285
Diluted	3,131	3,285

(a) Earnings per share and weighted average shares outstanding for all periods presented reflect the Company's 1-for-10 reverse stock split, which was effective June 10, 2019.

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2019	2018
Comprehensive loss:
Net (loss) income	$(955)	$7,867
Other comprehensive loss:
Foreign currency translation adjustment, net of applicable income taxes	127	(458)
Reclassification of currency translation adjustment included in loss from discontinued operations, net of income taxes	—	(10,819)
Reclassification of pension liability adjustment included in loss from discontinued operation, net of income taxes	—	(38)
Total other comprehensive loss, net of income taxes	127	(11,315)
Comprehensive loss	$(828)	$(3,448)

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$31,190	$40,562
Accounts receivable, less allowance for doubtful accounts of $174 and $41, respectively	12,795	9,893
Prepaid and other	952	671
Current assets of discontinued operations	—	941
Total current assets	44,937	52,067
Property and equipment, net	186	170
Operating lease right-of-use assets	401	—
Deferred tax assets	793	583
Restricted cash	380	352
Other assets	7	7
Total assets	$46,704	$53,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,064	$1,461
Accrued expenses and other current liabilities	8,178	8,984
Operating lease obligations, current	246	—
Current liabilities of discontinued operations	—	115
Total current liabilities	9,488	10,560
Income tax payable	845	1,982
Operating lease obligations	160	—
Other liabilities	177	150
Total liabilities	10,670	12,692
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 and 10,000 shares authorized; 3,663 and 3,613 shares issued; 2,936 and 3,190 shares outstanding, respectively (a)	4	4
Additional paid-in capital	486,088	485,127
Accumulated deficit	(436,507)	(435,552)
Accumulated other comprehensive loss, net of applicable tax	(479)	(606)
Treasury stock, 726 and 423 shares, respectively, at cost (a)	(13,072)	(8,486)
Total stockholders’ equity	36,034	40,487
Total liabilities and stockholders' equity	$46,704	$53,179

(a) Common stock and Treasury stock for all periods presented reflect the Company's 1-for-10 reverse stock split, which was effective June 10, 2019.

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(955)	$7,867
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	85	696
Provision for doubtful accounts	80	19
Benefit from deferred income taxes	(210)	(90)
Stock-based compensation	961	1,539
Gain on sale of consolidated subsidiaries	—	(13,861)
Changes in operating assets and liabilities, net of effect of dispositions:
Increase in accounts receivable	(2,941)	(6,311)
Decrease (increase) in prepaid and other assets	652	(190)
Decrease in accounts payable, accrued expenses and other liabilities	(2,500)	(4,680)
Decrease in accrued business reorganization	—	(501)
Net cash used in operating activities	(4,828)	(15,512)
Cash flows from investing activities:
Capital expenditures	(84)	(465)
Proceeds from sale of consolidated subsidiaries, net of cash and restricted cash sold	—	27,792
Net cash (used in) provided by investing activities	(84)	27,327
Cash flows from financing activities:
Borrowings under credit agreements	52,345	59,647
Repayments under credit agreements	(52,345)	(51,682)
Repayment of capital lease obligations	—	(27)
Purchases of treasury stock	(4,545)	(208)
Purchase of restricted stock from employees	(41)	(548)
Net cash (used in) provided by financing activities	(4,586)	7,182
Effect of exchange rates on cash and cash equivalents and restricted cash	156	57
Net (decrease) increase in cash and cash equivalents and restricted cash	(9,342)	19,054
Cash, cash equivalents, and restricted cash beginning of the period	41,060	22,006
Cash, cash equivalents, and restricted cash end of the period	$31,718	$41,060
Supplemental disclosures of cash flow information:
Cash payments during the period for interest	$6	$92
Cash received during the period for interest	$621	$300
Cash payments during the period for income taxes, net of refunds	$648	$162
Cash paid for amounts included in operating lease liabilities	$317	$—
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$723	$—

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock		Total
	Shares(a)	Value				Shares(a)	Value
Balance at December 31, 2017	3,496	$3	$483,589	$(443,419)	$10,709	(380)	$(7,730)	$43,152
Net income	—	—	—	7,867	—	—	—	7,867
Other comprehensive loss, translation adjustments	—	—	—	—	(458)	—	—	(458)
Other comprehensive loss, pension liability adjustment	—	—	—	—	(38)	—	—	(38)
Amount of cumulative translation adjustments reclassified to the statements of operations					(10,819)			(10,819)
Purchase of treasury stock	—	—	—	—	—	(15)	(208)	(208)
Purchase of restricted stock from employees	—	—	—	—	—	(28)	(548)	(548)
Stock-based compensation and vesting of restricted stock units	117	1	1,538	—	—	—	—	1,539
Balance at December 31, 2018	3,613	$4	$485,127	$(435,552)	$(606)	(423)	$(8,486)	$40,487
Net loss	—	—	—	(955)	—	—	—	(955)
Other comprehensive loss, translation adjustments	—	—	—	—	127	—	—	127
Purchase of treasury stock	—	—	—	—	—	(301)	(4,545)	(4,545)
Purchase of restricted stock from employees	—	—	—	—	—	(2)	(41)	(41)
Stock-based compensation and vesting of restricted stock units	50	—	961	—	—	—	—	961
Balance at December 31, 2019	3,663	$4	$486,088	$(436,507)	$(479)	(726)	$(13,072)	$36,034

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
As of December 31, 2019, the Company operated directly in ten countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe.

The Company’s core service offering following the sale transaction is RPO. The Company delivers RPO permanent recruitment and contracting outsourced recruitment solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company's RPO delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients' ongoing business needs. The Company's RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting.

Corporate expenses are reported separately from the reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, tax, marketing, information technology, and treasury. A portion of these expenses are attributed to the reportable segments for providing the above services to them and have been allocated to the segments as management service expenses and are included in the segments’ non-operating other income (expense).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain prior period amounts have been reclassified to conform to the current year presentation with no material impact on the consolidated financial statements. Unless otherwise stated, amounts are presented in United States of America ("U.S.") dollars and all amounts are in thousands, except for number of shares and per share amounts. All per share amounts and shares outstanding reflect the Company's 1-for-10 reverse stock split, which was effective June 10, 2019.

Recently Adopted Accounting Standards

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA.  The amendments in ASU 2018-15 are effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.  The Company elected to early adopt this ASU as of October 1, 2019 on a prospective basis and it had no impact on the Company's consolidated financial statements.

On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") and a series of related accounting standard updates designated to create improved revenue recognition and disclosure comparability in financial statements using the modified retrospective approach. ASU 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and supersedes most of the previous revenue recognition guidance, including industry-specific guidance. Under ASU 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Our revenue recognition practices remained substantially unchanged as a result of adoption ASU 2014-09 and we did not have any significant changes in our business processes or systems.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All significant inter-company accounts and transactions between and among the Company and its subsidiaries have been eliminated in consolidation.

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

Concentration and Credit Risk

The Company's revenue is comprised of the operations, assets, and liabilities of the three regional businesses of Americas, Asia Pacific, and Europe. For the years ended December 31, 2019 and 2018, the Company's top 25 clients generated over 90% of revenue. Two clients accounted for 58% of revenue in 2019 and one client accounted for 44% of revenue in 2018. Three clients and one client accounted for greater than 10% of accounts receivable as of December 31, 2019 and 2018, respectively.

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

Revenue Recognition

Revenue is measured according to ASC 606, Revenue - Revenue from Contracts with Customers, and is recognized based on consideration specified in a contract with a client. We account for a contract when both parties to the contract have approved the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenues are recognized over time, using an output measure, as the control of the promised services is transferred to the client in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The majority of our contracts are short-term in nature as they include termination clauses that allows either party to cancel within a short termination period, without cause. Revenue includes billable travel and other reimbursable costs and are reported net of value added taxes, sales, or use taxes collected from clients and remitted to taxing authorities.

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

We record accounts receivable when our right to consideration becomes unconditional. The Company's accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled amounts are expected to be invoiced and collected within one year. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transfer services. We do not have any material contract assets or liabilities as of and for the years ended December 31, 2019 and 2018.

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

RPO Recruitment. We provide complete recruitment outsourcing, project-based outsourcing, and recruitment consulting for clients' permanent staff hires. We recognize revenue for our RPO recruitment over time in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. The transaction prices contain both fixed fee and variable usage-based consideration. Variable usage based consideration is constrained by candidates accepting offers of permanent employment. We recognized revenue on the fixed fee as the performance obligations are satisfied and usage-based fees as the constraint is lifted. We do not incur incremental costs to obtain our RPO recruitment contracts. The costs to fulfill these contracts are expensed as incurred.

We recognize permanent placement revenue when employment candidates accept offers of permanent employment. We have a substantial history of estimating the financial impact of permanent placement candidates who do not remain with our clients through a guarantee period. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement services are charged to employment candidates.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Contracting. We provide RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. We recognize revenue for our contracting services over time as services are performed in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur incremental costs to obtain our contracting contracts. The costs incurred to fulfill these contracts are expensed as incurred.

Unsatisfied performance obligations. As a practical expedient, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an expected original duration of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. See Note 3 for information on disaggregated revenue.
Operating Expenses

Salaries and related expenses include the salaries, commissions, payroll taxes and employee benefits related to recruitment professionals, executive level employees, administrative staff, and other employees of the Company who are not temporary contractors. Office and general expenses include occupancy, equipment leasing and maintenance, utilities, travel expenses, professional fees, and provision for doubtful accounts. The Company expenses the costs of advertising and legal costs as incurred.

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, "Compensation - Stock Compensation." The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company accounts for forfeitures as they occur. During the years ended December 31, 2019 and 2018 the Company only granted restricted stock units.

Employee Benefit Programs

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”). The Company recognized expense related to the 401(k) Plan totaling approximately $120 and $123, respectively, for the years ended December 31, 2019 and 2018, respectively.

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

The calculation of net deferred tax assets assumes sufficient future earnings for the realization of such assets as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time. See Note 6 to the Consolidated Financial Statements for further information regarding deferred tax assets and our valuation allowance.

ASC 740-10-55-3, "Recognition and Measurement of Tax Positions - a Two Step Process," provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition, and accounting for interim periods. The Company provides tax reserves for U.S. Federal, state, local, and international unrecognized tax benefits for all periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. The Company assesses its tax positions and records tax benefits

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized as a component of income tax expense. Although the outcome related to these exposures is uncertain, in management's opinion, adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures. In certain circumstances, the ultimate outcome for exposures and risks involve significant uncertainties which render them inestimable. If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have material impact on the Company's results of operations.

The Company has provided tax on all unremitted earnings of our foreign subsidiaries taking into consideration all expected future events based on presently existing tax laws and rates.

The Company has elected to recognize the tax on Global Intangible Low Taxed Income (“GILTI”) as a period expense in the year the tax is incurred.

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

Income (loss) per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly income (loss) per share amounts may not equal year-to-date income (loss) per share amounts, which reflect the weighted average effect on a year-to-date basis. In addition, the calculation of the impact of dilutive potential common shares might be dilutive on a quarterly basis but anti-dilutive on a year-to-date basis or vice versa.

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

Accounts Receivable

The Company's accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $3.6 million and $1.8 million as of December 31, 2019 and 2018, respectively are expected to be invoiced and collected within one year. The Company records accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. The Company maintains an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. Judgment is involved as to the collectability of the various receivables. If the Company determines that the allowance for doubtful accounts is not adequate

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

to cover estimated losses, an expense to provide for doubtful accounts is recorded in selling, general and administrative expenses. If an account is determined to be uncollectible, it is written off against the allowance for doubtful accounts. Management's assessment and judgment are vital requirements in assessing the ultimate realization of these receivables, including the current credit-worthiness, financial stability and effect of market conditions on each customer.

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

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with ASC 350-40, "Intangibles Goodwill and Other: Internal-Use Software." Costs incurred during the application-development stage for software purchased and further customized by outside vendors for the Company's use and software developed by a vendor for the Company's proprietary use have been capitalized. Labor costs incurred during the application-development stage for the Company's own personnel which are directly associated with software development are capitalized as appropriate. The Company expenses software and overhead cost incurred during the preliminary and/or post implementation of the project stage such as maintenance, training and upgrades or enhancements that do not increase functionality.  Capitalized software costs are included in property and equipment.

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

Recent Accounting Standard Update Not Yet Adopted

In June 2016, FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. The company is currently evaluating this ASU, but does not believe it will have a material impact on its consolidated financial statements and related disclosures.

NOTE 3 – DISAGGREGATED REVENUE

The Company’s revenues for the years ended December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
RPO Recruitment	$43,617	$45,236
Contracting	50,194	21,696
Total Revenue	$93,811	$66,932

NOTE 4 – DISCONTINUED OPERATIONS

On March 31, 2018, the Company completed the sale of its RTM Businesses in Belgium, Europe (excluding Belgium) and Asia Pacific in separate transactions to Value Plus NV, Morgan Philips Group S.A., and Apache Group Holdings Pty Limited, respectively (the "Sale Transaction"). The gross proceeds from the sale were $38,960. In addition, $17,626 of debt was assumed by the buyers.

The following is a reconciliation of the gross proceeds to the net proceeds from the Sales Transaction as presented in the statements of cash flows for the year ended December 31, 2018.

Gross proceeds	$38,960
Add: purchase price adjustments	176
Less: cash and restricted cash sold	(9,547)
Less: transaction costs	(1,797)
Net cash proceeds as presented in the statements of cash flows	$27,792

The Sale Transaction generated a pre-tax gain of $13,861 for the year ended December 31, 2018, which includes a benefit of $10,819 reclassification adjustment relating to the net foreign currency translation gains previously included in accumulated other comprehensive income. The pre-tax gain is subject to adjustment for various purchase price adjustments.

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

The carrying amounts of the classes of assets and liabilities from the RTM businesses included in discontinued operations were as follows:

	December 31, 2019	December 31, 2018
Prepaid and other current assets	$—	$941
Total current assets	—	941
Total assets	$—	$941

Accrued expenses and other current liabilities	$—	$115
Total current liabilities	—	115
Total liabilities	$—	$115

Reported results for the discontinued operations by period were as follows:

	Year Ended December 31,
	2019	2018
Revenue	$—	$108,463

Operating expenses:
Direct contracting costs and reimbursed expenses	—	69,800
Salaries and related	—	29,032
Office and general	—	7,441
Marketing and promotion	—	914
Depreciation and amortization	—	680
Business reorganization	—	50
Total operating expenses	—	107,917
Operating income	—	546
Non-operating income (expense):
Interest expense, net	—	(88)
Other non-operating income	—	216
Income from discontinued operations before taxes and (loss) gain on sale	—	674
(Loss) gain from sale of discontinued operations	(113)	13,861
(Loss) income from discontinued operations before income taxes	(113)	14,535
Provision for income taxes	—	1,402
(Loss) income from discontinued operations	$(113)	$13,133

Depreciation, capital expenditures, and significant operating and investment non cash items of the discontinued operations by period were as follows:

Year Ended December 31, 2018
Depreciation and amortization	$680
Stock-based compensation expense	$233
Capital expenditures	$284

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

RTM Revenue Recognition

The Company's RTM businesses delivered permanent recruitment, contracting, and talent management solutions to its clients. The contracts have a single performance obligation and we recognized revenue from these services over time in an amount that reflects the consideration expected to be entitled to in exchange for our services. We do not incur incremental costs to obtain these contracts. The costs to fulfill these contracts were expensed as incurred. See Note 2 for additional information on the Company's revenue recognition policies.

Permanent recruitment revenue. We recognize permanent placement revenue when employment candidates accept offers of permanent employment. We have a substantial history of estimating the financial impact of permanent placement candidates who do not remain with its clients through a guarantee period. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement services are charged to employment candidates.

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. On May 24, 2016, the Company's stockholders approved an amendment and restatement of the ISAP to, among

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

other things, increase the number of shares of the Company's common stock that are reserved for issuance by 240,000 shares. As of December 31, 2019, there were 33,340 shares of the Company’s common stock available for future issuance.

All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plans.

A summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the year ended December 31, 2019 was as follows:

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

The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the year ended December 31, 2019, the Company granted 38,072 restricted stock units to its non-employee directors pursuant to the Director Plan.
As of December 31, 2019, 141,412 restricted stock units are deferred under the Company’s ISAP.
For the years ended December 31, 2019 and 2018, the Company’s stock-based compensation expense related to restricted stock units, which are included in the accompanying Consolidated Statements of Operations, were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	For The Year Ended December 31,
	2019	2018
Restricted stock units	$961	$1,539
Tax benefits recognized in jurisdictions where the Company has taxable income	$31	$15

As of December 31, 2019 and 2018, unrecognized compensation expense and weighted average period over which the compensation expense is expected to be recognized relating to the unvested portion of the Company's restricted stock unit awards, based on the Company's historical valuation treatment, were as follows:

	As of December 31,
	2019		2018
	Unrecognized Expense	Weighted Average Period in Years	Unrecognized Expense	Weighted Average Period in Years
Restricted stock units	$278	0.9	$294	1.7

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant and generally vest ratably over a four-year period.
Changes in the Company’s stock options for the years ended December 31, 2019 and 2018 were as follows:

	For The Year Ended December 31,
	2019		2018
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	5,000	$24.90	10,000	$38.55
Expired/forfeited	—	—	(5,000)	52.20
Options outstanding at December 31,	5,000	$24.90	5,000	$24.90
Options exercisable at December 31,	5,000	$24.90	5,000	$24.90

The weighted average remaining contractual term and the aggregated intrinsic value for stock options outstanding and exercisable as of December 31, 2019 and 2018 were as follows:

	As of December 31,
	2019		2018
	Remaining Contractual Term in Years	Aggregated Intrinsic Value	Remaining Contractual Term in Years	Aggregated Intrinsic Value
Stock options outstanding	0.8	$—	1.8	$—
Stock options exercisable	0.8	$—	1.8	$—

Restricted Stock Units
Changes in the Company’s restricted stock units arising from grants to certain employees and non-employee directors for the years ended December 31, 2019 and 2018 were as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	For The Year Ended December 31,
	2019		2018
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	57,773	$15.68	108,894	$11.63
Granted	88,906	14.92	71,760	17.30
Shares earned above target (a)	723	17.00	24,486	10.00
Vested	(68,876)	14.87	(146,564)	12.54
Forfeited	(15,090)	15.38	(803)	10.00
Unvested restricted stock units at December 31,	63,436	$15.12	57,773	$15.68

(a)	The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

The total fair value of restricted stock units vested during the years ended December 31, 2019 and 2018 were as follows:

	For The Year Ended December 31,
	2019	2018
Fair value of restricted stock units vested	$1,016	$2,792

NOTE 6 – INCOME TAXES

Income Tax Provision

The domestic and foreign components of loss from continuing operations before provision for income taxes is as follows:

	Year ended December 31,
	2019	2018
Domestic	$(3,131)	$(6,819)
Foreign	1,749	1,652
Loss before provision for income taxes	$(1,382)	$(5,167)

The components of the provision for (benefit from) income taxes from continuing operations are as follows:

	Year ended December 31,
	2019	2018
Current tax provision (benefit):
U.S. Federal	$—	$—
State and local	(495)	20
Foreign	165	627
Total current (benefit from) provision for income taxes	(330)	647
Deferred tax provision (benefit):
U.S. Federal	—	(235)
State and local	—	(67)
Foreign	(210)	(246)
Total deferred benefit from income taxes	(210)	(548)
Total (benefit from) provision for income taxes	$(540)	$99

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Tax Rate Reconciliation

The effective tax rates for the years ended December 31, 2019 and 2018 were 39.1% and negative 1.9% respectively. The increase in effective tax rate in 2019 was primarily due to the reduction and effective lapsing of statutes for certain historic uncertain tax positions and state income tax benefits, offset by additional tax expense for Global Intangible Low Taxed Income (“GILTI’), foreign income taxes at different rates, and changes in valuation allowances in the U.S. and certain foreign jurisdictions. The decrease in the effective tax rate in 2018 was primarily due to the change in valuation allowance and non-deductible expenses. The effects of other federal and state deferred tax adjustments in 2019 and 2018 were offset by changes in valuation allowances and have no net impact on effective tax rates.

The following is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2019 and 2018 to the U.S. federal statutory rate of 21% :

	Year ended December 31,
	2019	2018
Benefit at federal statutory rates	$(290)	$(1,085)
State income taxes, net of federal benefit	(147)	(261)
Change in valuation allowance	(12,005)	2,904
Taxes related to foreign income	295	479
Non-deductible expenses	58	573
Other federal deferred tax adjustments	6,907	(597)
Other state deferred tax adjustments	5,624	(1,898)
Uncertain tax positions	(982)	(16)
(Benefit from) provision for income taxes	$(540)	$99

Other state deferred tax adjustments in 2018 includes a benefit of $1,727 from U.S. state tax rate changes.

Deferred Taxes Assets (Liabilities)

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Net deferred tax assets have been reported as non-current in the accompanying Consolidated Balance Sheets. Significant temporary differences at December 31, 2019 and 2018 are as follows:

	As of December 31,
	2019	2018
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$47	$25
Property and equipment	(64)	19
Goodwill and intangibles	200	670
Accrued compensation	1,511	1,232
Accrued liabilities and other	255	559
Loss carryforwards	186,325	197,564
Deferred tax assets before valuation allowance	188,274	200,069
Valuation allowance	(187,481)	(199,486)
Deferred tax assets, net of valuation allowance	$793	$583

As a result of the enactment of the Tax Act, the Company has provided tax on GILTI, and therefore, future repatriations of previously unremitted foreign earnings are expected to either be exempt from U.S. taxation or offset by NOLs. The Company has

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

provided $48 and $47 of withholding tax with respect to unremitted foreign earnings, respectively at December 31, 2019 and December 31, 2018.

Net Operating Losses ("NOLs"), Capital Losses, and Valuation Allowance

At December 31, 2019, the Company had losses for U.S. Federal tax purposes of approximately $693,579 in total, made up of net U.S. Federal NOLs incurred through December 31, 2019 of $314,916 and U.S. Federal capital losses of $378,663 as a result of the Sales Transaction. The NOLs include approximately $13,144 of tax losses that were not absorbed by Monster Worldwide, Inc. ("Monster") on its consolidated U.S. Federal tax returns through the spin-off of the Company on April 1, 2003. U.S. Federal NOLs incurred through December 31, 2017 expire at various dates through 2037 with $0 scheduled to expire during 2020. U.S. Federal NOLs incurred in or after 2018 have an indefinite carryforward period, which can be offset by 80% of future taxable income in any given year. U.S. Federal capital losses expire in five years during 2023.

The Company's utilization of U.S. NOLs is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code ("IRC"), which may limit our ability to utilize all the existing NOLs before the expiration dates. Based upon IRC Section 382 studies prepared by the Company, Section 382 ownership changes have occurred that will result in $224,124 of the Company’s Federal NOLs generated through September 2006 and recognized built-in losses during the five year period after September 2006 being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $27,848 of the $224,124 NOLs that are limited are expected to expire prior to utilization specifically as a result of the IRC Section 382 cumulative annual limitations. Accordingly, the U.S. Federal NOLs of $314,916 above excluded the $27,848 of tax losses expected to expire prior to utilization due to IRC Section 382 cumulative annual limitations and the deferred tax asset for loss carryforwards of $186,325 also excluded $7,519 of related tax benefits.

As of December 31, 2019, certain international subsidiaries had NOLs for local tax purposes of $12,213. With the exception of $6,096 of NOLs with an indefinite carry forward period as of December 31, 2019, these losses will expire at various dates through 2039, with $0 scheduled to expire during 2020. The deferred tax recognized for NOLs are presented net of unrecognized tax benefits, where applicable.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and projected future taxable income. As of December 31, 2019, $186,305 of the valuation allowance relates to the deferred tax asset for NOLs, $183,615 of which is U.S. Federal and state and $2,690 of which is foreign, that management has determined will more likely than not expire prior to realization. The remaining valuation allowance of $1,176 relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company's U.S. and foreign tax losses. Management made no changes in judgment regarding the realizability of deferred tax assets in future years in 2019.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows:

	2019	2018
Balance, beginning of year	$1,574	$1,311
Additions based on tax positions related to the current year	—	360
Additions for tax positions of prior years	15	—
Reductions for tax positions of prior years	(303)	(95)
Expiration of applicable statutes of limitations	(623)	(2)
Balance, end of year	$663	$1,574
The total amount of state and local and foreign unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2019 and December 31, 2018 was $663 and $1,574, respectively, exclusive of interest and penalties.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of December 31, 2019 and December 31, 2018, the Company had $551 and $588, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
Based on information available as of December 31, 2019, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $200 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or the statutes of limitations for those years when the NOLs are used or expire. As of December 31, 2019, the Company's open tax years remain subject to examination by the relevant tax authorities and currently under income tax examination were principally as follows:

Year
Earliest tax years remain subject to examination by the relevant tax authorities:
U.S. Federal	2016
Majority of U.S. state and local jurisdictions	2015
Australia	2017
Belgium	2017
Canada	2015
Netherlands	2014
Switzerland	2015
United Kingdom	2018
Jurisdictions in Asia	2018

The Company believes that its unrecognized tax benefits as of December 31, 2019 are appropriately recorded for all years subject to examination above.

NOTE 7 – EARNINGS (LOSS) PER SHARE
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations were as follows:

	For The Year Ended December 31,
	2019	2018
Earnings (loss) per share ("EPS")(a):
EPS - basic and diluted:
Loss per share from continuing operations	$(0.27)	$(1.60)
(Loss) earnings per share from discontinued operations	(0.04)	4.00
(Loss) earnings per share	$(0.30)	$2.39
EPS numerator - basic and diluted:
Loss from continuing operations	$(842)	$(5,266)
(Loss) income from discontinued operations, net of income taxes	(113)	13,133
Net (loss) income	$(955)	$7,867
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,131	3,285
Common stock equivalents: stock options and restricted stock units	—	—
Weighted average number of common stock outstanding - diluted	3,131	3,285
(a) Earnings per share and weighted average shares outstanding for all periods presented reflect the Company's 1-for-10 reverse stock split, which was effective June 10, 2019.
The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the years ended December 31, 2019 and 2018 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	For The Year Ended December 31,
	2019	2018
Unvested restricted stock units	63,436	57,773
Stock options	5,000	5,000
Total	68,436	62,773

NOTE 8 – RESTRICTED CASH
A summary of the Company’s restricted cash included in the accompanying Consolidated Balance Sheets as of December 31, 2019 and 2018 was as follows:

	As of December 31,
	2019	2018
Cash and cash equivalents of continuing operations	$31,190	$40,562
Restricted cash included in prepaid and other	148	146
Restricted cash, non-current	380	352
Total cash, cash equivalents, and restricted cash	$31,718	$41,060

Restricted cash under the caption "Prepaid and other" primarily includes a bank guarantee for licensing in Switzerland. Restricted cash under the caption "Other assets" primarily include deposits held under a collateral trust agreement, which support the Company’s workers’ compensation policy.

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2019 and 2018, the Company's accrued expenses and other current liabilities consisted of the following:

	December 31,
	2019	2018
Salaries, commissions and benefits	$4,285	$4,139
Severance	174	1,374
Sales, use, payroll, and income taxes	2,291	1,456
Fees for professional services	673	697
Deferred revenue	57	56
Other accruals	698	1,262
Total accrued expenses and other current liabilities	$8,178	$8,984

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0 as of December 31, 2019 and 2018, respectively.

Departure of Certain Employees

As previously disclosed on July 6, 2018, the Company and David F. Kirby, the Company’s Senior Vice President, Treasury and Investor Relations, determined that Mr. Kirby would leave his positions with the Company effective July 27, 2018. In addition, the Company terminated the employment of its Corporate Counsel and Corporate Secretary effective June 29, 2018. As a result, during the year ended December 31, 2018 the Company recognized severance expense of $601 for the two corporate employees classified within salaries and related expense in the Company's Consolidated Statements of Operations.

As previously disclosed, on April 1, 2018, Stephen A. Nolan gave notice to the Company's Board of his resignation as Chief Executive Officer and a director of the Company effective as of April 1, 2018. On April 1, 2018, following the resignation of Mr. Nolan, the Board appointed Jeffrey E. Eberwein, the Chairman of the Board, as Chief Executive Officer, and Richard K. Coleman, Jr., a director of the Company, as the Chairman of the Board. As a result, during the year ended December 31, 2018 the Company recognized additional compensation expense of $2,024 to its former Chief Executive Officer classified within salaries and related expense in the Company's Consolidated Statements of Operations.

As previously disclosed, on May 31, 2019, the Company and Patrick Lyons, the Company's Chief Financial Officer, determined that Mr. Lyons would leave his positions with the Company effective June 30, 2019. As a result, during the year ended December 31, 2019, the Company recognized compensation expense of $485 to its former Chief Financial Officer classified within salaries and related expense in the Company's Consolidated Statement of Operations. Additionally, Mr. Lyons agreed to serve as a consultant to the Company to assist with certain financial and operational matters from July 1, 2019 through December 31, 2019. In consideration for his services as a consultant, the Company paid Mr. Lyons 750 shares of the Company’s common stock at the end of each month during the term of Mr. Lyons' consulting agreement with the Company.

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

None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the years ended December 31, 2019 were $527 (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of December 31, 2019 was 1.9 years.

Future minimum operating lease payments are as follows:

	2020	2021	2022	Total
Minimum lease payments	$246	$148	$12	$406

As of December 31, 2018, future minimum operating lease payments for capitalized leases due in 2019 was $87.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited ("NAB"). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of December 31, 2019, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $20 for the year ended December 31, 2019.

The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2019.

NOTE 11 – STOCKHOLDERS' EQUITY

Common Stock

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the year ended December 31, 2019 and 2018, the Company had repurchased 54,138 and 14,481 shares in the open market for a total cost of $718 and $208, respectively. As of December 31, 2019 and 2018, under the July 30, 2015 authorization, the Company had repurchased 432,563 and 378,421 shares for a total cost of $8,297 and $7,579, respectively.

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

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of tax, consisted of the following:

	December 31,
	2019	2018
Foreign currency translation adjustments	$(479)	$(606)
Accumulated other comprehensive loss	$(479)	$(606)

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 13 – SHELF REGISTRATION AND STOCKHOLDER RIGHTS PLAN

Acquisition Shelf Registration Statement

The Company has a shelf registration on file with the SEC to enable it to issue up to 135,000 shares of its common stock from time to time in connection with acquisitions of businesses, assets or securities of other companies, whether by purchase, merger or any other form of acquisition or business combination. If any shares are issued using this shelf registration, the Company will not receive any proceeds from these offerings other than the assets, businesses or securities acquired. As of December 31, 2019, all of the 135,000 shares were available for issuance.

Stockholder Rights Plan

On October 15, 2018, the Company’s Board declared a dividend to the Company’s stockholders of record as of the close of business on October 25, 2018 (the "Record Date"), for each outstanding share of the Company’s common stock, par value $0.001 per share, of one right (a "Right") to purchase one one-hundredth of a share of a new series of participating preferred stock of the Company. The terms of the Rights are set forth in the Rights Agreement, dated as of October 15, 2018 (the "Rights Agreement"), by and between the Company and Computershare Trust Company, N.A., as rights agent.

The Board entered into the Rights Agreement in an effort to preserve the value of the Company’s NOLs and other tax benefits. The Company’s ability to utilize its NOLs may be substantially limited if the Company experiences an "ownership change" within the meaning of Section 382 IRC. In general, an "ownership change" would occur if the percentage of the Company’s ownership by one or more "5-percent shareholders" (as defined in the IRC) increases by more than 50 percent over the lowest percentage owned by such stockholders at any time during the prior three years. The Rights Agreement is designed to preserve the Company’s tax benefits by deterring transfers of Common Stock that could result in an "ownership change" under Section 382 of the IRC.

The Rights Agreement replaces the Company’s prior rights agreement designed to preserve the value of the Company’s NOLs, which was approved by stockholders in 2015 and expired in accordance with its terms in January 2018. The Company also has a provision in its Amended and Restated Certificate of Incorporation (the "Charter Provision") which generally prohibits transfers of its common stock that could result in an ownership change. The Company believes that in light of the significant amount of the NOLs, it is advisable to adopt the Rights Agreement in addition to the Charter Provision. In general terms, the Rights Agreement imposes a significant penalty upon any person or group that acquires beneficial ownership (as defined under the Rights Agreement) of 4.99% or more of the outstanding common stock without the prior approval of the Board (an "Acquiring Person"). Any Rights held by an Acquiring Person are void and may not be exercised. The Company obtained stockholder approval of the Rights Agreement at the Company’s 2019 annual meeting of stockholders.

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

The Rights will expire on the earliest of (i) October 15, 2021, the third anniversary of the date on which the Board authorized and declared a dividend of the Rights, or such earlier date as of which the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s tax benefits, (ii) the time at which the Rights are redeemed, (iii) the time at which the Rights are exchanged, (iv) the effective time of the repeal of Section 382 of the IRC if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s tax benefits, (v) the first day of a taxable year to which the Board determines that no NOLs or other tax benefits may be carried forward, and (vi) the day following the certification of the voting results of the Company’s 2019 annual meeting of stockholders, if stockholder ratification of the adoption of the Rights Agreement has not been obtained prior to that date.

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

NOTE 14 – SEGMENT AND GEOGRAPHIC DATA

Segment Reporting

The Company operates in three reportable segments: the Hudson regional businesses of Americas, Asia Pacific, and Europe. Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax and treasury, and have been allocated to the reportable segments to the extent which the costs are attributable to the reportable segments. Segment information is presented in accordance with ASC 280, "Segments Reporting." This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable are the only significant assets separated by segment for internal reporting purposes. The following information is presented net of discontinued operations. For more information see Note 4.

	Americas	Asia Pacific	Europe	Corporate	Inter-segment elimination	Total
For the Year Ended December 31, 2019
Revenue, from external customers	$13,565	$61,438	$18,808	$—	$—	$93,811
Inter-segment revenue	74	—	2	—	(76)	—
Total revenue	$13,639	$61,438	$18,810	$—	$(76)	$93,811
Revenue less certain direct costs, from external customers (a)	$12,291	$21,177	$10,098	$—	$—	$43,566
Inter-segment revenue less certain direct costs	72	(69)	3	—	(6)	—
Total revenue less certain direct costs	$12,363	$21,108	$10,101	$—	$(6)	$43,566
EBITDA (loss) (b)	$60	$2,194	$84	$(4,252)	$—	$(1,914)
Depreciation and amortization	(18)	(39)	(23)	(5)	—	(85)
Interest (expense) income, net	—	(4)	—	621	—	617
Intercompany interest (expense) income, net	—	(390)	—	390	—	—
Income (loss) from continuing operations before income taxes	$42	$1,761	$61	$(3,246)	$—	$(1,382)
(Benefit from) provision for income taxes	$(277)	$378	$24	$(665)	$—	$(540)
As of December 31, 2019
Accounts receivable, net	$2,101	$6,931	$3,729	$34	$—	$12,795
Total assets	$4,245	$12,461	$7,336	$22,662	$—	$46,704

	Americas	Asia Pacific	Europe	Corporate	Inter-segment elimination	Total
For the Year Ended December 31, 2018
Revenue, from external customers	$13,924	$36,946	$16,062	$—	$—	$66,932
Inter-segment revenue	20	—	—	—	(20)	—
Total revenue	$13,944	$36,946	$16,062	$—	$(20)	$66,932
Revenue less certain direct costs, from external customers (a)	$11,726	$21,936	$8,442	$—	$—	$42,104
Inter-segment revenue less certain direct costs	20	(20)	—	—	—	—
Total revenue less certain direct costs	$11,746	$21,916	$8,442	$—	$—	$42,104
EBITDA (loss) (b)	$440	$2,221	$(450)	$(7,660)	$—	$(5,449)
Depreciation and amortization	(4)	(3)	(9)	—	—	(16)
Interest income, net	—	—	—	298	—	298
Intercompany interest (expense) income, net	—	(317)	—	317	—	—
Income (loss) from continuing operations before income taxes	$436	$1,901	$(459)	$(7,045)	$—	$(5,167)
(Benefit from) provision for income taxes	$(12)	$289	$22	$(200)	$—	$99
As of December 31, 2018
Accounts receivable, net	$2,548	$4,644	$2,701	$—	$—	$9,893
Total assets	$4,691	$10,118	$7,773	$29,656	$—	$52,238

(a)
Revenue less certain direct costs are net of the Direct contracting costs and reimbursed expenses caption on the Consolidated Statements of Operations. Direct contracting costs and reimbursed expenses include the direct staffing

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

costs of salaries, payroll taxes, employee benefits, travel expenses, and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. The region where services are provided, the mix of RPO recruitment and contracting, and the functional nature of the staffing services provided can affect operating income and EBITDA. The salaries, commissions, payroll taxes, and employee benefits related to recruitment professionals are included under the caption "Salaries and related" in the Consolidated Statements of Operations.

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

Geographic Data Reporting
A summary of revenues for the years ended December 31, 2019 and 2018 and net assets by geographic area as of December 31, 2019 and 2018 from continuing operations were as follows:

Information by geographic region	Australia	United Kingdom	United States	Other	Total
For the Year Ended December 31, 2019
Revenue (a)	$53,274	$16,864	$12,369	$11,304	$93,811
For the Year Ended December 31, 2018
Revenue (a)	$30,181	$15,690	$12,949	$8,112	$66,932
As of December 31, 2019
Net assets	$4,001	$2,332	$22,867	$5,694	$34,894
As of December 31, 2018
Net assets	$3,101	$3,086	$28,595	$4,879	$39,661

(a)	Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment and goodwill, net of accumulated depreciation and amortization.

NOTE 15 – VALUATION RESERVES

The following table summarizes the activity in our valuation accounts during the fiscal years ended December 31, 2019 and 2018.

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
(in thousands)	of Period	Expenses	Other	of Period
Year Ended December 31, 2019
Allowance for Doubtful Accounts (a)	$41	$80	$53	$174
Deferred tax assets-valuation allowance (a)	$199,486	$(12,005)	$—	$187,481

Year Ended December 31, 2018
Allowance for Doubtful Accounts (a)	$684	$(10)	$(633)	$41
Deferred tax assets-valuation allowance (a)	$110,159	$89,327	$—	$199,486

(a) Includes amounts classified as discontinued operations on the consolidated balance sheet and related activity.

NOTE 16 – SUBSEQUENT EVENTS

Repurchase of Shares

On March 27, 2020, the Company completed transactions with certain shareholders to repurchase 259,331 shares of the Company's common stock, par value $0.001 per share, for an aggregate cost of $2.2 million, representing approximately 9% of the Company's shares outstanding as of February 29, 2020. This leaves the Company with approximately 2.7 million shares outstanding as of March 27, 2020.

Novel Coronavirus

In December 2019, a novel strain of coronavirus, referred to as COVID-19 was reported to have originated in Wuhan, Hubei Province, China. On January 30, 2020, the World Health Organization (“WHO”) declared that the virus had become a global public-health emergency. On March 11, 2020, the WHO declared the outbreak to be a pandemic, based on the rapid increase in exposure globally. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Some of our customers have instituted hiring freezes, while other customers operating in the banking, pharmaceutical and technology industries, which may be considered as essential businesses in different jurisdictions, or customers that are more capable of working remotely than other industries, have been allowed to operate as usual. The inability to conduct in-person interviews has also impacted our business. In addition, the COVID-19 pandemic has negatively impacted certain currencies compared to the U.S. dollar in several countries we operate in, including Australia. While the Company expects this matter to negatively impact its operating results, the expected impact cannot be reasonably estimated at this time.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Management's Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Form 10-K under the caption "Management's Annual Report on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 30, 2020, regarding the Company's executive officers:

Name	Age	Title
Jeffrey E. Eberwein	49	Chief Executive Officer
Matthew K. Diamond	44	Chief Financial Officer

The following biographies describe the business experience of our executive officers:
Jeffrey E. Eberwein has served as Chief Executive Officer since April 2018, with responsibility for the Company’s growth strategy, operational execution, and overall performance. Prior to his role as Chief Executive Officer, Mr. Eberwein served as director of the Company since May 2014. Mr. Eberwein formerly ran Lone Star Value Management, an investment firm he founded in 2013. He has 25 years of Wall Street experience and has valuable public company and financial expertise gained through his employment history and directorships. Prior to founding Lone Star Value in 2013, Mr. Eberwein was a private investor and served as a portfolio manager at Soros Fund Management from 2009 to 2011 and Viking Global Investors from 2005 to 2008.
Mr. Eberwein also is chairman of the board at one other publicly traded company: Digirad Corporation, a diversified holding company. Additionally, Mr. Eberwein served as a director of Novation Companies, Inc. from April 2015 to March 2018 and served as chairman of the board of Crossroads Systems, Inc. from June 2013 to May 2016, NTS, Inc. and On Track Innovations Ltd. from 2012 to 2014, AMERI Holdings, Inc. from May 2015 to August 2018, and Goldfield Corporation from 2012 to 2013.
Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with High Honors from The University of Texas at Austin.
Matthew K. Diamond has served as Chief Financial Officer since January 2020 with overall responsibility for the Company's global accounting and finance functions. Prior to that, Mr. Diamond served as the Company’s Vice President of Finance since January 2019 and was appointed principal financial officer in June 2019. Prior to joining the Company, Mr. Diamond served in a variety of finance and control roles at PepsiCo, Inc. from 2001 to 2018, including director roles in Financial Reporting, Financial Analysis, and Technical Accounting and Policy. Mr. Diamond is a CPA and began his career as a Supervisory Senior Auditor with Arthur Andersen LLP. Mr. Diamond earned a BBA in Public Accounting from Pace University, where he graduated with magna cum laude honors.
Executive officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships between any of our directors or executive officers.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the caption "Principal Stockholders."

Equity Compensation Plan Information

The following table presents information on the Company's equity compensation plans as of December 31, 2019.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)

	A	B	C
Equity Compensation Plans approved by stockholders:
Long Term Incentive Plan	—	$—	—
2009 Incentive Stock and Awards Plan	5,000	24.90	33,340	(1)
Employee Stock Purchase Plan	—	—	11,632	(2)
Total	5,000	$24.90	44,972

(1)	Excludes 63,436 shares of unvested restricted common stock previously granted under the Hudson Global, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.

(2)	The Company suspended the Hudson Global, Inc Employee Stock Purchase Plan effective January 1, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement under the captions "Board of Directors and Corporate Governance-Independent Directors" and "Board of Directors and Corporate Governance-Policies and Procedures Regarding Related Person Transactions."

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Item 14 has been omitted from this report, and is incorporated by to the information in the proxy statement entitled "Proposal 3 - Ratification of Selection of Independent Registered Public Accounting Firm for 2020."

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements - See Index to the Consolidated Financial Statements at Item 8 of this Annual Report on
Form 10-K.

2. Financial Statement Schedules - Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3. Exhibits - The exhibits listed in the accompanying Index of Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

(3.5)
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Hudson Global, Inc. (incorporated by reference to Exhibit 3.1 to Hudson Global, Inc. Current Report on Form 8-K dated June 10, 2019 (File No. 001-38704))

(3.6)	Amended and Restated By-laws of Hudson Global, Inc. (incorporated by reference to Exhibit 3.4 to Hudson Global, Inc.'s Current Report on Form 8-K dated June 15, 2015 (File No. 0-50129)).
(4.1)
Rights Agreement, dated as of October 15, 2018, by and between Hudson Global, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated October 15, 2018 (File No. 0-50129)).

(4.2)	Description of Registered Securities.
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

(10.21)*
Agreement and Release, dated June 26, 2019 between Hudson Global, Inc. and Patrick Lyons (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.'s Current Report on Form 8-K dated July 1, 2019 (File No 001-38704)).

(10.22)*
Consulting Agreement, dated June 27, 2019, between Hudson Global, Inc. and Patrick Lyons (incorporated by reference to Exhibit 10.2 to Hudson Global, Inc.'s Current Report on Form 8-K dated July 1, 2019 (File No 001-38704)).

(21)	Subsidiaries of Hudson Global, Inc.
(23.1)	Consent of BDO USA LLP.
(23.2)	Consent of KPMG USA LLP.
(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(99.1)
Proxy Statement for the 2019 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2019; except to the extent specifically incorporated by reference, the Proxy Statement for the 2018 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

(101)
The following materials from Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018, (iii) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, (v) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)
Date:	March 30, 2020

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jeffrey E. Eberwein and Matthew K. Diamond, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY E. EBERWEIN	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2020
Jeffrey E. Eberwein

/s/ MATTHEW K. DIAMOND	Chief Financial Officer (Principal Financial Officer)	March 30, 2020
Matthew K. Diamond

/s/ RICHARD K. COLEMAN, JR.	Director	March 30, 2020
Richard K. Coleman, Jr.

/s/ IAN V. NASH	Director	March 30, 2020
Ian V. Nash

/S/ CONNIA NELSON	Director	March 30, 2020
Connia Nelson

/S/ MIMI DRAKE	Director	March 30, 2020
Mimi Drake