Form 10-K/A
Hudson Global, Inc.
filed 2020-04-27
CIK 1210708

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes   ☐    No   ☒

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $35,578,000 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 28, 2019.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding on 04/17/2020
Common Stock - $0.001 par value	2,682,183

DOCUMENTS INCORPORATED BY REFERENCE

See "Explanatory Note".

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, and to update the Exhibit index contained in Part IV, Item 15, of the previously filed Annual Report on Form 10-K of Hudson Global, Inc. (the “Company”) for the year ended December 31, 2019 (“Fiscal 2019”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2020 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

As a result of this Amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Title
Jeffrey E. Eberwein	49	Chief Executive Officer and Director
Matthew K. Diamond	44	Chief Financial Officer
Richard K. Coleman, Jr.	63	Chairman of the Board and Director
Ian V. Nash	64	Director
Mimi Drake	51	Director
Connia Nelson	64	Director

Jeffrey E. Eberwein, has served as Chief Executive Officer since April 2018, with responsibility for the Company’s growth strategy, operational execution, and overall performance. Prior to his role as Chief Executive Officer, Mr. Eberwein served as director of the Company since May 2014. Mr. Eberwein formerly ran Lone Star Value Management, an investment firm he founded in 2013. He has 25 years of Wall Street experience and has valuable public company and financial expertise gained through his employment history and directorships. Prior to founding Lone Star Value in 2013, Mr. Eberwein was a private investor and served as a portfolio manager at Soros Fund Management from 2009 to 2011 and Viking Global Investors from 2005 to 2008. Mr. Eberwein also is chairman of the board at one other publicly traded company: Digirad Corporation, a diversified holding company. Additionally, Mr. Eberwein served as a director of Novation Companies, Inc. from April 2015 to March 2018 and served as chairman of the board of Crossroads Systems, Inc. from June 2013 to May 2016, NTS, Inc. and On Track Innovations Ltd. from 2012 to 2014, AMERI Holdings, Inc. from May 2015 to August 2018, and Goldfield Corporation from 2012 to 2013. Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with High Honors from The University of Texas at Austin. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Mr. Eberwein should continue to serve as a director of our Company include his expertise in finance and experience in the investment community.

On February 14, 2017, the SEC issued an order (Securities Exchange Act Release No. 80038) (the “Order”) finding that certain groups of investors failed to properly disclose ownership information during a series of five campaigns to influence or exert control over microcap companies, including the Company. The Order alleged violations of Section 13(d)(1) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 13d-1 thereunder, Section 13(d)(2) of the Exchange Act and Rule 13d-2(a) thereunder and Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 thereunder by Mr. Eberwein and a hedge fund adviser headed by him, Lone Star Value Management (“LSVM”), mutual fund adviser Heartland Advisors, and another investor. Without admitting or denying the findings, they consented to the Order and agreed to cease and desist from committing any violations of the above-referenced Exchange Act provisions and civil penalties of $90,000 for Mr. Eberwein, $120,000 for Lone Star Value

Management, $180,000 for Heartland Advisors, and $30,000 for the other investor. On February 24, 2020, the SEC issued an order (Securities Exchange Act Release No. 5448) (the “Advisers Act Order”) relating to allegations, among other things, that LSVM failed to properly disclose certain specific transactions in advance and obtain client consent for these transactions prior to their completion, and that LSVM failed to implement certain written policies and procedures. The Advisers Act Order alleged violations of Section 206(3) and 206(4) of the Investment Advisers Act of 1940 (“Advisers Act”) and Rule 206(4)-7 thereunder by Mr. Eberwein and LSVM. Without admitting or denying the findings, they consented to the Advisers Act Order and agreed to cease and desist from committing or causing any violations of the above-referenced Advisers Act provisions, for LSVM to be censured and to pay civil penalties of $25,000 for Mr. Eberwein and $100,000 for LSVM.

Matthew K. Diamond, has served as Chief Financial Officer since January 2020 with overall responsibility for the Company's global accounting and finance functions. Prior to that, Mr. Diamond served as the Company’s Vice President of Finance since January 2019 and was appointed principal financial officer in June 2019. Prior to joining the Company, Mr. Diamond served in a variety of finance and control roles at PepsiCo, Inc. from 2001 to 2018, including director roles in Financial Reporting, Financial Analysis, and Technical Accounting and Policy. Mr. Diamond is a CPA and began his career as a Supervisory Senior Auditor with Arthur Andersen LLP. Mr. Diamond earned a BBA in Public Accounting from Pace University, where he graduated with magna cum laude honors.

Richard K. Coleman, Jr., has served as a director since May 2014. Mr. Coleman was formerly the President, Chief Executive Officer and director of Command Center, Inc., a provider of on-demand flexible employment solutions, positions he held from April 2018 to July 2019. Mr. Coleman has deep experience serving in senior executive positions and on various public company boards, and has gained extensive expertise in business development and operations. Mr. Coleman also is the founder and President of Rocky Mountain Venture Services, a firm that helps companies plan and launch new business ventures and restructuring initiatives. Mr. Coleman also has served in a variety of senior operational roles, including President and Chief Executive Officer of Crossroads Systems, Inc., CEO of Vroom Technologies Inc., Chief Operating Officer of MetroNet Communications, and President of US West Long Distance. He also has held significant officer-level positions with Frontier Communications, Centex Telemanagement, and Sprint Communications. He formerly served as a director of Crossroads Systems, Inc., an intellectual property licensing company, from 2013 to 2017, Ciber, Inc., a leading global information technology company, from 2014 to 2017, NTS, Inc., a broadband services and telecommunications company, from 2012 to 2014, On Track Innovations Ltd., one of the pioneers of cashless payment technology, from 2012 to 2014, and Aetrium Incorporated, a recognized world leader in the global semiconductor industry from 2013 to 2014.The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Mr. Coleman should continue to serve as a director of our Company include his extensive business development and operating expertise, his public company board experience, and his broad leadership experience.

Ian V. Nash, has served as a director since October 2015. Mr. Nash has over 30 years of experience within the recruitment industry. From 2007 until 2010, Mr. Nash provided consultancy services to several recruitment companies, including Nigel Wright Recruitment Group and The SR Group. Mr. Nash also served as Chief Financial Officer and as a director of Robert Walters PLC, a London Stock Exchange-listed global recruitment company, from 2001 to 2007. Prior to that, Mr. Nash served as Chief Financial Officer of Michael Page International PLC, a London Stock Exchange-listed global recruitment company, from 1987 to 1999. Currently, Mr. Nash serves as Chairman of two privately held recruiting firms: Acre Resources Limited, which specializes in sustainability recruitment, and EarthStream Global Limited (a subsidiary of TechStream Group Holdings Limited since 2020), a technology and engineering recruiting firm. Mr. Nash has served as Chairman of Acre Resources Limited and EarthStream Global Limited since 2010. Mr. Nash also has served as a director of TechStream Group Holdings Limited since 2020. Mr. Nash also has served since 2012 as a director, and until 2018 as Chairman, of Fulfil(1) TopCo Limited, which trades as Investigo Limited, and specializes in professional services recruitment. Mr. Nash also has served since 2013 as a director of Morgan Hunt Holdings Limited, a public-sector recruitment firm. Mr. Nash is a chartered accountant. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Mr. Nash should continue to serve as a director of our Company include his extensive recruitment industry experience and expertise in finance.

Mimi Drake, has served as a director since February 2019. Ms. Drake brings to the Board of Directors more than 24 years of experience in the financial services industry, primarily in strategic, operating and client-focused roles. Ms. Drake serves as Co-CEO of Permit Capital Advisors, an investment advisory firm based in suburban Philadelphia, a position she has held since April 2018. Ms. Drake joined Permit Capital in 2011 and previously served as its President. Ms. Drake’s career includes executive management roles in asset management companies, where she helped to bring the firms’ strategies to market and scale them successfully. In addition to her career in financial services, Ms. Drake has also spent almost twenty years working to improve diversity and inclusion in financial services. She has served as a Founding Board Member and Chair of the Board of 100 Women in Finance, one of the largest female financial services associations in the world, with more than 15,000 members in 24 global locations. This organization includes decision markets at many of the major global financial services firms, endowments, foundations, pension funds and private equity firms. Ms. Drake is also a guest lecturer at Wharton’s Advanced Management Social Entrepreneurship program. In addition, she serves on the boards of Verus, LLC, a privately held company in Princeton, New Jersey,

Drexel’s President’s Council for Energy and the Environment, and Ben Franklin Technology Partners. Ms. Drake earned her M.B.A. in Finance from the Wharton School at the University of Pennsylvania and her B.A. in Economics from Trinity College (cum laude), where she was a member of the Division One nationally ranked squash team. She also attended the Radcliff Publishing Program at Harvard University and spent three years in the publishing industry before her career in financial services. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Ms. Drake should continue to serve as a director of our Company include her expertise in investment and financial services and extensive contacts throughout multiple industries as well, as her passion for improving workplace diversity and inclusion.

Connia Nelson, has served as a director since February 2019. Ms. Nelson is the Senior Vice President and Chief Human Resources Officer for LifeWay Christian Resources, a position that she has held since September, 2018, where she is responsible for talent acquisition and management, employee experience, performance excellence, compensation, value-based culture, diversity, and employee engagement. Ms. Nelson previously served in this same role as Vice President/Senior Director of Human Resources of Lifeway Christian Resources from September 2016 until September 2018. Prior to that, Ms. Nelson worked for Verizon Communications from May 2010 until June 2016, where she created talent management strategies to acquire and retain top talent globally, improve succession, increase the employment brand, enhance diversity, deliver total rewards, accelerate employee engagement, and managed employee relations. Ms. Nelson has served as a member of the Board of Trustees for Post University of Waterbury, CT since 2004, where she serves on the academic committee and previously served as a chair of the marketing committee. She is a Founding Board Member of Seed A Better Life, LLC, a charitable organization currently supporting an educational development project in Rwanda, a position that she has held since 2010. Ms. Nelson has also served as a member of the President’s Board of Advisors for Indiana State University from 2010 to 2019. Ms. Nelson holds a bachelor’s degree from Indiana State University and a master’s degree in organization management from Dallas Baptist University. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Ms. Nelson should continue to serve as a director of our Company include her extensive experience in human capital management and talent management.

Family Relationships

There are no family relationships among our executive officers and directors.

Code of Business Conduct and Ethics

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

Board Committees

Our Board of Directors has standing Audit, Compensation, Nominating and Governance, and Strategic Planning Committees. Under the listing standards of the Nasdaq Global Select Market, the members of the Audit, Compensation, and Nominating and Governance Committees must be comprised solely of independent directors. Accordingly, Mr. Eberwein is not eligible to serve on such committees. All directors receive materials for all Board committee meetings even if they do not serve, or are not eligible to serve, on the committee.

The Board of Directors has adopted, and may amend from time to time, a written charter for each of the Audit Committee, Compensation Committee, Nominating and Governance Committee, and Strategic Planning Committee. We maintain a website at www.hudsonrpo.com and make available on that website, free of charge, copies of each of the charters for the Audit, Compensation, and Nominating and Governance Committees.

Audit Committee

The Audit Committee presently consists of Ian V. Nash (Chairman), Mimi Drake, and Richard K. Coleman, Jr., each of whom is an independent director under the independence standards of the Nasdaq Global Select Market and SEC rules. Our Board of Directors has determined that each of Messrs. Nash and Coleman and Ms. Drake qualify as an “audit committee financial expert,” as defined by the SEC.

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

Compensation Committee

The Compensation Committee presently consists of Connia M. Nelson (Chairman), Richard K. Coleman, Jr., and Ian V. Nash, each of whom is an independent director under the independence standards of the Nasdaq Global Select Market and SEC rules. Our Compensation Committee members also qualified as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to years prior to 2019. None of the members of our Compensation Committee at any time in the past fiscal year has been one of our officers or employees or an officer or employee of one of our subsidiaries at any time during the fiscal year ended December 31, 2019. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers on our Board of Directors or Compensation Committee. The Compensation Committee’s primary responsibility is to assure that the non-employee members of our Board of Directors, the executive officers, including the Chief Executive Officer, and key management are compensated effectively and in a manner consistent with our stated compensation strategy, internal equity considerations, competitive practices, and the requirements of the appropriate regulatory bodies. The Compensation Committee has overall responsibility for approving and evaluating the compensation of executive officers (including the Chief Executive Officer), key management and outside directors, and administers our long-term incentive programs, including our equity compensation plan.

The Compensation Committee has retained the services of an independent, external compensation consultant, Pay Governance LLC. Pay Governance LLC has served as the independent compensation consultant to the Compensation Committee since 2010. The mandate of the consultant is to work for the Compensation Committee in its review of executive and director compensation practices, including the competitiveness of pay levels, executive compensation design issues, market trends, and technical considerations. The consultant does not determine or recommend amounts or forms of compensation. The historical and ongoing nature and scope of services rendered by the independent compensation consultant on the Compensation Committee’s behalf is described below:

•	competitive market pay analyses, Board of Director pay studies, dilution analyses and market trends;

•	ongoing support with regard to the latest relevant regulatory, technical and/or accounting considerations affecting executive compensation and benefit programs;

•	guidance on overall compensation program structure and executive employment agreement terms; and

•	preparation for and attendance at selected management, Board committee, or Board of Director meetings.

The Compensation Committee has the final authority to hire and terminate Pay Governance LLC or any other compensation adviser. The Compensation Committee also evaluates Pay Governance LLC periodically. In addition, the Compensation Committee has the responsibility to consider the independence of Pay Governance LLC or any other compensation adviser before engaging the adviser. During 2019, the Compensation Committee reviewed the independence of Pay Governance LLC and the individual representatives of Pay Governance LLC who served as the Compensation Committee’s consultants pursuant to the requirements of Nasdaq and the SEC and the specific independence factors that the requirements cite and concluded, based on such review, that Pay Governance LLC’s work for the Compensation Committee does not raise any conflict of interest. In 2019, Pay Governance LLC did not provide any services to the Compensation Committee other than the executive and director compensation-related consulting services as described previously. Management did not obtain any services from Pay Governance LLC in 2019.

Nominating and Governance Committee

The Nominating and Governance Committee presently consists of Mimi Drake (Chairman), Richard K. Coleman, Jr., and Connia M. Nelson, each of whom is an independent director under the independence standards of the Nasdaq Global Select Market.

The Nominating and Governance Committee provides assistance to our Board of Directors by:

•	identifying individuals qualified to become directors and recommending to the Board of Directors candidates for all directorships to be filled by the Board of Directors or by our stockholders;

•
identifying directors qualified to serve on the committees established by the Board of Directors and recommending to the Board of Directors members for each committee to be filled by the Board of Directors;

•	identifying directors qualified to serve as Chairman of the Board of Directors and recommending to the Board of Directors nominees for Chairman of the Board of Directors; and

•	developing and recommending to the Board of Directors a set of corporate governance principles, including matters of:

◦	Board of Directors organization, membership and function;

◦	Board of Directors committee structure and membership;

◦	succession planning for our Chief Executive Officer; and

◦	taking a leadership role in shaping our corporate governance.

In identifying and evaluating nominees for director, the Nominating and Governance Committee seeks to ensure that our Board of Directors possesses, in the aggregate, the strategic, managerial and financial skills and experience necessary to fulfill its duties and to achieve its objectives. The Nominating and Governance Committee also seeks to ensure that the Board of Directors is comprised of directors who have broad and diverse backgrounds, possessing knowledge in areas that are important to us. In addition, the Nominating and Governance Committee believes it is important that at least one director has the requisite experience and expertise to be designated as an “audit committee financial expert.” The Nominating and Governance Committee looks at each nominee on a case-by-case basis regardless of who recommended the nominee.

In looking at the qualifications of each candidate to determine if their election would further the goals described above, the Nominating and Governance Committee takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint, and industry knowledge. While we do not have a formal policy with regard to the consideration of diversity in identifying nominees, the Nominating and Governance Committee believes that candidates should be selected so that the Board of Directors is a diverse body, with diversity reflecting, among other things, age, gender, race, and professional experience. At a minimum, each Company nominee presented and approved by the Nominating and Governance Committee must have displayed the highest personal and professional ethics, integrity and values, and sound business judgment. In addition, the Nominating and Governance Committee believes a director should possess the following minimum qualifications to be recommended by the Nominating and Governance Committee to the Board of Directors:

•
A director must be highly accomplished in his or her respective field, with superior credentials and recognition, and broad experience at the administrative and/or policy-making level in business, government, education, technology or public interest.

•	A director must have expertise and experience relevant to our business and be able to offer advice and guidance to the Chief Executive Officer based on that expertise and experience.

•	A director must be independent of any particular constituency, be able to represent all of our stockholders and be committed to enhancing long-term stockholder value.

•	A director must have sufficient time available to devote to activities of the Board of Directors and to enhance his or her knowledge of our business.

The Nominating and Governance Committee has the authority to retain a search firm to assist it in identifying nominees, and the Nominating and Governance Committee provides the search firm with the criteria for the nominees as described above.

The Nominating and Governance Committee will consider persons recommended by stockholders to become nominees for election as directors in accordance with the foregoing and other criteria set forth in our Nominating and Governance Committee Charter, which is available on our website as described above. Recommendations for consideration by the Nominating and Governance Committee should be sent to our Corporate Secretary in writing, together with appropriate biographical information concerning each proposed nominee. Our By-Laws also set forth certain requirements for stockholders wishing to nominate director candidates directly for consideration by the stockholders. With respect to an election of directors to be held at an annual meeting, a stockholder must, among other things, give notice of an intent to make such a nomination to our Corporate Secretary in advance of the meeting in compliance with the terms and within the time period specified in our By-Laws. Pursuant to our By-Laws, a stockholder must give a written notice of intent to our Corporate Secretary not less than 45 days and not more than 75 days prior to the first anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual meeting of stockholders (subject to certain exceptions if the annual meeting is advanced or delayed a certain number of days). See “Other Matters – Stockholder Proposals” for the specific deadlines for submitting stockholder proposals to our Corporate Secretary in connection with the 2020 annual meeting of stockholders.

Strategic Planning Committee

The Strategic Planning Committee presently consists of Ian V. Nash (Chairman), Mimi Drake, Connia M. Nelson, and Richard K. Coleman, Jr.

The Strategic Planning Committee provides assistance to our Board of Directors by:

•	assisting our Board of Directors in assessing whether our management has the resources necessary to implement our Company’s strategy;

•	assessing external developments and factors, including changes in the economy, competition and technology, on our Company’s strategy and execution of its strategy; and

•	advising on strategic development activities, including those not in the ordinary course of business, under consideration from time to time by our Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and any person beneficially owning more than 10% of our common stock to file reports concerning their ownership of our equity securities with the SEC. Based solely on a review of the forms filed electronically with the SEC during Fiscal 2019 and on written representations that no Form 5 was required to be filed, we believe that, during Fiscal 2019, all of our directors, executive officers, and persons who beneficially owned more than 10% of our common stock timely complied with the Section 16(a) filing requirements, except for two filings by Mr. Eberwein, each reporting one transaction.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal 2019 and 2018

The following table sets forth certain information concerning the compensation earned for 2019 and 2018 by (i) our Chief Executive Officer, (ii) our Chief Financial Officer and (iii) our former Chief Financial Officer and Chief Accounting Officer. The persons named in the table are also referred to in this proxy statement as the “named executive officers.”

Name and Principal Position	Year	Salary	Bonus (4)	Stock Awards (5)	Option Awards (6)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (7)	Total
Jeffrey Eberwein, Chief Executive Officer (1)	2019	$400,000	$—	$301,005	$—	$64,038	$—	$765,043
	2018	$300,000	$—	$352,500	$—	$75,000	$—	$727,500
Matthew Diamond, Chief Financial Officer (2)	2019	$200,000	$70,000	$—	$—	$—	$ 6,000 (8)	$276,000
	2018	$—	$—	$—	$—	$—	$—	$—
Patrick Lyons, Former Chief Financial Officer and Chief Accounting Officer (3)	2019	$162,500	$—	$52,680	$—	$—	$ 485,009 (9)	$700,189
	2018	$325,000	$—	$102,000	$—	$219,928	$ 6,229 (10)	$653,157

(1)	Mr. Eberwein was appointed as chief executive officer (principal executive officer) of our Company by the Board of Directors on April 1, 2018.

(2)
Mr. Diamond was appointed as chief financial officer (principal financial officer) of our Company by the Board of Directors on December 10, 2019, effective as of January 1, 2020. Mr. Diamond previously served as the Company’s Vice President of Finance since January 2019 and was appointed principal financial officer on June 30, 2019.

(3) Mr. Lyons resigned as chief financial officer (principal financial and accounting officer) of our Company and his employment with our Company ended June 30, 2019.

(4)	Represents amounts earned in the years shown, which may be paid subsequent to each respective year end.

(5)
The dollar amount shown reflects the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures) for all awards of restricted stock units granted during the relevant fiscal year. Assumptions used in the calculation of these amounts are included in Note 5 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Awards of restricted stock units that we granted in 2019 and 2018 to our named executive officers are subject to performance conditions and service conditions as described below under “Outstanding Equity Awards at December 31, 2019.”

(6)
The dollar amount shown reflects the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures) for all awards of stock options granted during the relevant fiscal year. Assumptions used in the calculation of these amounts are included in Note 5 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(7)
Certain personal benefits we provided to the named executive officers are not included in the table because the aggregate amount of such personal benefits for each named executive officer was less than $10,000.

(8)	Consists only of our matching contributions under our 401(k) Savings Plan of $6,000 for Mr. Diamond.

(9)
The dollar amount shown reflects the payments due to Mr. Lyons upon his departure from the Company and compensation paid to him pursuant to that certain consulting agreement, as discussed below under the section titled “Consulting Agreement with Patrick Lyons”.

(10) Consists only of our matching contributions under our 401(k) Savings Plan of $6,229 for Mr. Lyons.

Disclosure Regarding Summary Compensation Table

Executive Employment Agreements

We have an Executive Employment Agreement with our Chief Executive Officer, Jeffrey E. Eberwein, and had, prior to his resignation on June 30, 2019, an Executive Employment Agreement with Mr. Lyons. These agreements were designed to provide reasonable financial security (in general, not exceeding one year’s salary and target bonus) to our executive officers in the event of certain kinds of separations from our Company, while providing our Company with appropriate releases from potential claims and commitments not to solicit our clients or employees during a set period. Mr. Diamond is an at-will employee.

The Executive Employment Agreements entitle Mr. Eberwein, and entitled Mr. Lyons prior to his resignation, to:

•	an annual base salary in the amount of at least $400,000 for Mr. Eberwein and $325,000 for Mr. Lyons;

•	eligibility to receive an annual bonus as provided in our Senior Management Bonus Plan (equal to 25% of base salary for Mr. Eberwein and 67% of base salary for Mr. Lyons);

•
eligibility to receive a grant of equity of our Company under our Senior Management Bonus Plan (117.5% of base salary for Mr. Eberwein and as determined from time to time by the Compensation Committee for Mr. Lyons);

•	four weeks of vacation per year;

•	severance and health and dental benefits upon termination or non-renewal of employment;

•	severance and health and dental benefits upon a termination of employment after a change in control of our Company; and

•	other benefits of employment comparable to other senior management of our Company.

Upon a termination of the employment of Mr. Eberwein after a change in control of our Company, if any portion of the executive’s termination payment would constitute an “excess parachute payment,” then the termination payment made to the executive will either be made in full or made in the greatest amount such that no portion of the termination payment would be subject to the excise tax, whichever results in the receipt by the executive of the greatest benefit on an after-tax basis. Prior to his resignation, Mr. Lyons’s Executive Employment Agreement contained provisions similar to those discussed above for Mr. Eberwein. In connection with entering into the employment agreement, Mr. Eberwein executed a Confidentiality, Non-solicitation and Work Product Assignment Agreement with us.

We have the right to terminate Mr. Eberwein’s employment at any time, subject to the provisions of the Executive Employment Agreements described below under “Potential Payments Upon Termination or Change in Control—Executive Employment Agreements.”

Employment Offer Letter with Matthew Diamond

In connection with Mr. Diamond’s employment, the Company entered into an offer letter with Mr. Diamond on December 18, 2018, which provides that Mr. Diamond is entitled to receive an annualized base salary of $200,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Diamond is also eligible for a Corporate non-guaranteed potential target incentive of 35% of his annualized base salary and a grant of equity as determined by the Compensation Committee. Mr. Diamond’s employment can be terminated at will. Mr. Diamond is also entitled to vacation and other employee benefits in accordance with the Company’s policies.

Consulting Agreement with Patrick Lyons

On June 27, 2019, in connection with Mr. Lyons’s departure as chief financial officer, our Company and Mr. Lyons entered into a consulting agreement. Pursuant to the consulting agreement, Mr. Lyons agreed to serve as a consultant to our Company to assist with certain financial and operational matters from July 1, 2019 through December 31, 2019. In consideration for his services as a consultant, we paid Mr. Lyons 750 shares of the Company’s common stock at the end of each month during the term of the consulting agreement.

2019 Incentive Compensation Program

Our Compensation Committee annually sets bonus performance targets to help drive growth in our financial performance year-over-year. In May 2019, the Compensation Committee and the Board approved an incentive compensation plan (the “2019 CEO Incentive Compensation Plan”) for the Company’s Chief Executive Officer, Jeffrey E. Eberwein, for the year ended December 31, 2019. The 2019 CEO Incentive Compensation Plan is designed to award Mr. Eberwein for achieving certain corporate objectives and provides for both equity and cash incentive opportunities. Pursuant to the 2019 CEO Incentive Compensation Plan, the Committee set the target cash opportunity at $100,000 and the target restricted stock unit opportunity at $470,000. Payouts under the 2019 CEO Incentive Compensation Plan are based upon whether the Company in 2019 achieved EBITDA exceeding certain specified amounts and on the Company’s corporate costs for 2019 remaining below a certain threshold.

As a result of our adjusted EBITDA performance and corporate costs performance relative to the 2019 bonus targets, Mr. Eberwein received a bonus of $64,038.

Restricted Stock Units

The grants of restricted stock units made to our named executive officers in May 2019 vest based on performance conditions and service time conditions, as described below in Footnote 1 under “Outstanding Equity Awards at December 31, 2019.” See “Potential Payments Upon Termination or Change in Control—Restricted Stock Agreements” for a description of the terms of the restricted stock units triggered upon a termination of the employment of a named executive officer or a change in control of our Company.

Stock Ownership Guidelines

The Board of Directors has established a Stock Ownership Policy for senior management, including our named executive officers, and it is intended to further align the interests of management and stockholders. Under the Stock Ownership Policy, executives, other than the Chief Executive Officer, are required to own shares of our common stock with a value equal to at least one times their respective base salaries. The Chief Executive Officer must own shares of our common stock with a value equal to at least two times his annual base salary. An executive must satisfy the ownership requirements within five years of the date of the executive’s appointment to a position covered by the Stock Ownership Policy. Stock ownership can consist of shares owned directly by the executive, vested restricted shares, deferred shares, shares in the executive’s 401(k) account, and shares owned through the Employee Stock Purchase Plan. Vested and unvested stock options, unvested restricted stock units, and unvested restricted shares will not apply to the ownership level. The value of our common stock held by executives is measured annually using the greater of the value of our common stock on the date when the shares were vested or purchased and the value of our common stock as of December 31 of the applicable year. Once the value of an executive’s shares reaches the required market value, the executive will be deemed to have met the stock ownership requirements and must retain only the number of shares that were required to meet the stock ownership requirements as of the date the executive first met the requirements. As of December 31, 2019, the last measurement date for compliance with the Stock Ownership Policy, the named executive officers continuing in office had not met their respective stock ownership requirements, but were on track to do so within the five-year prescribed period. No named executive officer who had not met their stock ownership requirement sold shares or exercised options during 2019.

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

Perquisites

We provide no perquisites to our named executive officers as a group, and in 2019, we did not provide perquisites in an aggregate amount greater than $10,000 to any individual named executive officer.

Impact of Tax Treatment on Compensation

As a result of changes made by the Tax Cuts and Jobs Act, starting with compensation paid in 2018, Section 162(m) of the Internal Revenue Code will limit us from deducting compensation, including performance-based compensation, in excess of $1 million paid to certain executive officers such as the chief executive officer, chief financial officer, or anyone who is among the three most highly compensated executive officers for any fiscal year. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules.

In addition, Section 409A of the Internal Revenue Code provides, among other things, rules for when compensation may be deferred and when, if deferred, it may be paid. Our compensation plans and agreements are intended to be compliant with Section 409A.

Outstanding Equity Awards at December 31, 2019

The following table sets forth information on outstanding stock options, restricted stock, and restricted stock unit awards held by the named executive officers at December 31, 2019, including the number of shares underlying both exercisable and unexercisable portions of each stock option, the exercise price and expiration date of each outstanding option and the market value of shares of restricted stock, and restricted stock units that have not vested based on the closing market price for our common stock on December 31, 2019, the last business day of our fiscal year, of $11.95.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested
Jeffrey Eberwein	—	—	—	—	23,565	(1)(2)	$281,602
Matthew K. Diamond	—	—	—	—	—		$—
Patrick Lyons	—	—	—	—	—		$—

(1)	The shares of restricted stock units were granted on May 16, 2019 with the following vesting criteria:

75.0% of the Restricted Stock Units (the "Group EBITDA Restricted Stock Units") shall vest upon the determination by the Committee that the Company achieved for the year ending December 31, 2019 a "target" Group EBITDA (as defined below) of $5.502 million; provided that 30.0% to 99.9% of the Group EBITDA Restricted Stock Units will vest if the Group EBITDA is between $4.402 million and $5.501 million (such vesting percentage determined pro rata for Group EBITDA achievement within such range), and a number of Units equal to 100.1% to 140.0% of the Group EBITDA Restricted Stock Units will vest (in the case of a number of Units up to 100.0% of the Group EBITDA Restricted Stock Units) or be granted (in the case of Units in excess of 100.0% of the Group EBITDA Restricted Stock Units) if the Group EBITDA is between $5.503 million and $7.153 million (such vesting percentage determined pro rata for Group EBITDA achievement within such range), subject in each case to satisfaction of the service vesting conditions; and provided further that any such newly granted Units in excess of 100.0% of the Group EBITDA Restricted Stock Units shall be deemed Restricted Stock Units subject to all of the terms and conditions of this Agreement; and

25.0% of the Restricted Stock Units (the "Corporate Costs Restricted Stock Units") shall vest upon the determination by the Committee that the Company achieved for the year ending December 31, 2019 a "target" Corporate Costs (as defined below) of $4.084 million; provided that 60% to 99.9% of the Corporate Costs Restricted Stock Units will vest if the Corporate Costs is between $4.492 million and $4.085 million (such vesting percentage determined pro rata for Corporate Costs achievement within such range), and a number of Units equal to 100.1% to 160.0% of the Corporate Costs Restricted Stock Units will vest (in the case of a number of Units up to 100.0% of the Corporate Costs Restricted Stock Units) or be granted (in the case of Units in excess of 100.0% of the Corporate Costs Restricted Stock Units) if the Corporate Costs is between $4.083 million and $2.859 million (such vesting percentage determined pro rata for Corporate Costs achievement within such range), subject in each case to satisfaction of the service vesting conditions; and provided further that any such newly granted Units in excess of 100.0% of the Corporate Costs Restricted Stock Units shall be deemed Restricted Stock Units subject to all of the terms and conditions of this Agreement.

(2)	The shares of restricted stock units were granted on May 16, 2019 and will not be issued until Mr. Eberwein ceases service to the Company.

Potential Payments Upon Termination or Change-in-Control

We have entered into agreements and maintain plans that require us to provide compensation to the named executive officers in the event of a termination of employment or a change in control of our Company. These agreements provide that a change in control of our Company will occur if, among other things, our stockholders approve the sale of substantially all of our assets. On March 20, 2018, at a special meeting of stockholders, our stockholders approved the sale of substantially all of our assets and, on March 31, 2018, a change in control of our Company occurred because we sold substantially all our Company’s assets upon completion of the sales of our recruitment and talent management businesses in each of Belgium, Europe (excluding Belgium), and Asia Pacific.

The amount of compensation that was paid to Mr. Lyons as a result of his departure from the Company on June 30, 2019 is listed in the table below. The value of the stock issued to Mr. Lyons in connection with his consulting agreement is based on our common stock valued at $11.95, the closing market price for our common stock on December 31, 2019. The estimated amount of compensation payable to Mr. Eberwein in the event of a termination of employment or a change in control of our Company is listed in the table below, assuming that the termination and/or change in control of our Company occurred at December 31, 2019, the last business day of our fiscal year, and that our common stock is valued at $11.95, the closing market price for our common stock on December 31, 2019. Descriptions of the circumstances that would trigger payments or the provision of other benefits to these named executive officers, how such payments and benefits are determined under the circumstances, material conditions and obligations applicable to the receipt of payments or benefits and other material factors regarding such agreements and plans, and other material assumptions that we have made in calculating the estimated compensation, follow these tables.

Payments and Benefits to Patrick Lyons
	Termination by Company for Cause or by Executive	Termination by Company Without Cause	Death	Disability	Change in Control	Change in Control and Termination by Company Without Cause or by Executive for Good Reason
Severance	$—	$485,009	$—	$—	$—	$—
Health and Dental Insurance	$—	$—	$—	$—	$—	$—
Advisor Fees	$—	$53,775	$—	$—	$—	$—
Vesting of Restricted Stock	$—	$—	$—	$—	$—	$—
Vesting of Stock Options	$—	$—	$—	$—	$—	$—
Total	$—	$538,784	$—	$—	$—	$—

Payments and Benefits to Jeffrey Eberwein
	Termination by Company for Cause or by Executive	Termination by Company Without Cause or by Executive for Good Reason	Death	Disability	Change in Control	Change in Control and Termination by Company Without Cause or by Executive for Good Reason
Severance	$—	$—	$—	$—	$—	$500,000
Health and Dental Insurance	$—	$—	$—	$—	$—	$—
Advisor Fees	$—	$—	$—	$—	$—	$—
Vesting of Restricted Stock	$—	$281,602	$281,602	$—	$—	$281,602
Vesting of Stock Options	$—	$—	$—	$—	$—	$—
Total	$—	$281,602	$281,602	$—	$—	$781,602

Executive Employment Agreements

We have an Executive Employment Agreement with Mr. Eberwein, and had, prior to his resignation on June 30, 2019, an Executive Employment Agreement with Mr. Lyons. If the executive officer dies during the term of the Executive Employment Agreement, if we terminate the executive officer’s employment as a result of the executive officer’s disability or for cause, or if the executive officer voluntarily terminates employment with us then we will have no further obligation to the executive officer or his estate, except to pay base salary earned through the date of death or termination.

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

After a change in control of our Company, if the executive officer’s employment is terminated by us other than by reason of death, disability or for cause or by the executive officer for good reason, then the executive officer is entitled to a lump-sum severance payment equal to the executive officer’s annual base salary immediately prior to termination, and the executive officer’s target annual bonus under our Senior Management Bonus Plan for the year in which the termination occurs, plus health and dental insurance benefits for a period of up to twelve months after termination. The Executive Employment Agreement provides that, upon a termination of employment after a change in control of our Company, if any portion of the executive’s termination payment would constitute an “excess parachute payment” then the termination payment made to the executive shall either be delivered in full or delivered in the greatest amount such that no portion of the termination payment would be subject to the excise tax, whichever results in the receipt by the executive of the greatest benefit on an after-tax basis. The Executive Employment Agreement does not provide for an excise tax gross-up payment.

The amounts set forth in the tables above for the named executive officers who have an Executive Employment Agreement assume that:

•
for purposes of determining whether any excise tax is triggered, we would be able to overcome any presumption that restricted stock unit grants in 2018 were made in contemplation of a change in control pursuant to regulations issued under the Internal Revenue Code; and

•	legal and accounting advisor fees are the maximum possible under the Executive Employment Agreements.

The Executive Employment Agreements define the following terms:

•	“Cause” means:

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

•
any violation of the terms, including any non-competition, non-disclosure, non-solicitation or confidentiality provisions, of any written or oral agreement, arrangement or understanding to which the executive is a party or by which the executive is bound, other than his or her agreements with our Company.

•	“Change in control” means:

•	the consummation of a consolidation, merger, share exchange or reorganization involving us, except for certain transactions that do not result in another person acquiring control of us;

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

•
“Disability” in the means the executive is unable to perform the executive’s essential job duties and responsibilities due to mental or physical disability for a total of twelve weeks, whether consecutive or not, during any rolling twelve-month period.

•	“Good reason” prior to a change in control means:

•	any changes in the executive’s authority, duties and responsibilities which would result in the executive no longer being our Chief Executive Officer;

•	any material reduction of the executive’s salary, aggregate incentive compensation opportunities or aggregate benefits; or

•	a material breach of the Executive Employment Agreement by us.

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

As a condition to the grant of the restricted stock, the Restricted Stock Agreements provide that the executive officer will agree to keep confidential information of ours confidential during and after employment and to return such information to us upon termination of employment, not to solicit for one year clients to whom we provided services during the twelve months preceding the date of the executive officer’s termination and not to solicit or hire for one year any individual we employed as of the date of the executive officer’s termination. “Change in control” in the Restricted Stock Agreements has the same meaning set forth previously under “Executive Employment Agreements.”

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

The amounts set forth in the tables above include the value attributable to unvested restricted stock units held, valued at the closing market price of our common stock on December 31, 2019, the last business day of our 2019 fiscal year.

As a condition to the grant of the restricted stock units, the Restricted Stock Units Agreements provide that the executive officer will agree to keep confidential information of ours confidential during and after employment and to return such information to us upon termination of employment, not to solicit for one year clients to whom we provided services during the twelve months preceding the date of the executive officer’s termination and not to solicit or hire for one year any individual we employed as of the date of the executive officer’s termination. “Change in control” in the Restricted Stock Units Agreements has the same meaning set forth previously under “Executive Employment Agreements.”

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

As a condition to the grant of the option, the Stock Option Agreements provide that the executive officer will agree to keep confidential information of ours confidential during and after employment and to return such information to us upon termination of employment, not to solicit for one year clients to whom we provided services during the twelve months preceding the date of the executive officer’s termination and not to solicit or hire for one year any individual we employed as of the date of the executive officer’s termination. “Cause” and “change in control” in the Stock Option Agreements have the same meanings set forth previously under “Executive Employment Agreements.”

Compensation of Non-Employee Directors for Fiscal 2019

The following table sets forth information regarding the compensation received during 2019 by each of our directors during 2019, other than Mr. Eberwein who did not receive any compensation for serving as a director and whose compensation as an executive officer is set forth above under “Executive Compensation – Summary Compensation Table”.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
Alan L. Bazaar (3)	$—	$49,985	$—	$49,985
Richard K. Coleman, Jr.	$—	$155,626	$—	$155,626
Mimi Drake	$—	$94,541	$—	$94,541
Ian V. Nash	$75,000	$162,023	$—	$237,023
Connia M. Nelson	$—	$95,940	$—	$95,940

(1)
The dollar amount shown reflects the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 for all awards of share units granted during the fiscal year under our Director Deferred Share Plan. Assumptions used in the calculation of these amounts are included in Note 5 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(2)
During 2019, no directors were granted options to purchase shares of our common stock. The aggregate number of outstanding stock options as of December 31, 2019 for each of our directors named above was: Mr. Bazaar, 0; Mr. Coleman, 0; Ms. Drake, 0; Mr. Nash, 5,000; and Ms. Nelson, 0.

(3)	Mr. Bazaar did not stand for reelection at our 2019 annual meeting of stockholders held on May 6, 2019, and, as such, did not receive compensation as a director after that date.

Retainer and Meeting Fees

Each non-employee director is entitled to receive an annual retainer of $25,000 paid in quarterly installments. The Chairmen of the Audit Committee, Compensation Committee, Nominating and Governance Committee, and Strategic Planning Committees receive an additional annual retainer of $25,000, $10,000, $5,000, and $75,000, respectively, paid in quarterly installments. Each director receives an annual fee as a member of the Audit committee, Compensation Committee, and Nominating and Governance Committee, respectively, paid in quarterly installments, of $4,000, $2,500, and $2,500, and the Board Chairman receives an annual fee of $25,000, paid in quarterly installments. The annual retainer and the retainer for serving as a Chairman of a Board committee, except for the Chairman of the Strategic Planning Committee, are paid in share units each pursuant to the “Director Deferred Share Plan” as described below. The retainer for serving as the Chairman of the Strategic Planning Committee is paid in cash in quarterly installments. Also, each non-employee director is entitled to receive $65,000 annually paid in share units as described below under “Director Deferred Share Plan.” Additionally, directors are reimbursed for out-of-pocket expenses associated with attending meetings of the Board of Directors and Board committees.

Director Deferred Share Plan

Each quarter, effective seven calendar days following the release of our earnings, the retirement account of each non-employee director is credited under our Director Deferred Share Plan with the applicable number of share units for the quarterly portion of the annual retainer and the quarterly portion of the retainer for serving as a chairman of a Board committee. Also, on the date of our annual meeting of stockholders, the retirement account of each non-employee director is credited under the Director Deferred Share Plan with $65,000 of share units. All share units fully vest on the date of grant. All share units are equivalent to one share of our common stock and are payable only in common stock issued under our 2009 Incentive Stock and Awards Plan upon a director ceasing service as a Board of Directors member.

Stock Options

In October 2015, the Compensation Committee established a new stock option program under our 2009 Incentive Stock and Awards Plan for new non-employee directors. Under the program, upon first being elected or appointed as a director, or at the next annual meeting of stockholders if appointed between annual meetings, we generally grant each non-employee director an option to purchase 5,000 shares of our common stock. The exercise price for options is the fair market value of a share of our common stock on the date of grant. Options have a term of five years and become exercisable as follows: 50% immediately on the date of grant and 100% upon the first anniversary of the grant date (provided that if our Board of Directors does not designate such individual as a nominee for election as a director at our first annual meeting of stockholders following the grant date, then the remainder of such option that has not yet vested will immediately vest). If a director ceases service on our Board of Directors for any reason other than death, then that portion of the option grant that is exercisable on the date the director ceases service will remain exercisable for a period of two years after such date. If the director’s service ceases by reason of the director’s death, then the option will remain exercisable by the director’s beneficiary for a period of two years after the date of the director’s death.

Stock Ownership Policy

The Board of Directors considers ownership of our common stock to be an important factor in aligning the interest of our directors with those of our stockholders. Our Board of Directors has established a Stock Ownership Policy for non-employee directors. The Stock Ownership Policy became effective January 1, 2012. Under the Stock Ownership Policy, non-employee directors are required to own shares of our common stock with a market value equal to at least three times the director’s then-current annual cash retainer. A director must satisfy the ownership requirements within five years from the date of the director’s appointment to the Board of Directors or five years from the effective date of the Stock Ownership Policy, whichever occurs later. Stock ownership can consist of shares owned directly by the director and deferred shares, but vested and unvested stock options and unvested restricted shares are not included. The value of our common stock held by directors is measured annually using the greater of the value of our common stock on the date when the shares were vested or purchased and the value of our common stock as of December 31 of the applicable year. Once the value of a director’s shares reaches the required market value, the director is deemed to have met the stock ownership requirements and must retain only the number of shares that were required to meet the stock ownership requirements as of the date the director first met the requirements. On May 6, 2019, the Compensation Committee determined that directors would receive their annual retainers paid in share units pursuant to the Director Deferred Share Plan rather than in cash. As such, the Board is evaluating what, if any, changes to make to the Stock Ownership Policy in light of the transition to all stock compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Management and Directors

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 27, 2020 by: (i) each director and nominee for director; (ii) each of the named executive officers named in the Summary Compensation Table set forth above; and (iii) all of the directors, nominees and executive officers as a group. Each of the holders listed below has sole voting and investment power over the shares beneficially owned by such holder. None of the holders listed below have pledged any of their shares as security.

	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

Name of Beneficial Owner
Richard K. Coleman, Jr. (1)	46,680	1.6%
Mathew K. Diamond	—	*
Mimi Drake (1)	7,383	*
Jeffrey E. Eberwein (1)(2)	146,352	5.2%
Ian V. Nash (1)(3)	45,534	1.6%
Connia Nelson (1)	7,594	*
Patrick Lyons (4)	14,227	*
All directors, nominees and executive officers as a group (6 persons) (1)(2)(3)	267,770	9.4%

* Denotes less than 1%.

(1)
Includes the following share units under our Director Deferred Share Plan, which are payable only in shares of common stock upon a director ceasing service as a Board of Directors member: Richard K. Coleman, Jr., 46,380; Mimi Drake, 7,383; Jeffrey E. Eberwein, 44,601; Ian V. Nash, 40,534; Connia Nelson, 7,594; and all directors and executive officers as a group, 146,492 shares.

(2)
Includes 17,445 share units under our 2009 Incentive Stock and Awards Plan, as amended and restated, which are payable in shares of common stock upon Mr. Eberwein ceasing to provide service to the Company.

(3)	Includes 5,000 shares of common stock subject to stock options, which are exercisable within 60 days of April 27, 2020.

(4)	Mr. Lyons resigned as chief financial officer of our Company and his employment ended June 30, 2019.

Other Beneficial Owners

The following table sets forth certain information regarding beneficial ownership by other persons known to us to own more than 5% of our outstanding common stock as of April 27, 2020.

Amount and Nature of Beneficial Ownership(1)
	Voting Power		Investment Power
Name and Address of Beneficial Owner	Sole	Shared	Sole	Shared	Aggregate	Percent of Class
Hotchkis and Wiley Capital (1) Management, LLC 725 South Figueroa St., 39th Floor Los Angeles, CA 90017	404,448	—	503,448	—	503,448	18.8%
Heartland Advisors, Inc. (2) 789 North Water St. Milwaukee, WI 53202	—	379,377	—	395,658	395,658	14.8%

(1)	These amounts represent the number of shares beneficially owned as disclosed in the Schedule 13G/A filed with the SEC on February 13, 2020.

(2)	These amounts represent the number of shares beneficially owned as disclosed in the Schedule 13G/A filed with the SEC on January 28, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors has adopted written policies and procedures regarding related person transactions. For purposes of these policies and procedures:

•	a “related person” means any of our directors, executive officers or nominees for director or any of their immediate family members; and

•
a “related person transaction” generally is a transaction (including any indebtedness or a guarantee of indebtedness) in which we were or are to be a participant and the amount involved exceeds $120,000, and in which a related person had or will have a direct or indirect material interest.

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

There have been no related party transactions.

Independence of Members of the Board

Of the five directors currently serving on our Board of Directors, the Board of Directors has determined that Messrs. Coleman and Nash and Mses. Drake and Nelson are independent directors under the independence standards of the Nasdaq Global Select Market. Mr. Eberwein was an independent director, but as of April 1, 2018 is no longer considered an independent director under the independence standards of the Nasdaq Global Select Market because he became our Chief Executive Officer on that date.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed for professional audit services rendered by BDO USA, LLP (“BDO”) for the audit of our annual financial statements for the fiscal year ended December 31, 2019 and by KPMG LLP (“KPMG”) for the audit of our annual financial statements for the fiscal year ended December 31, 2018 and fees billed for other services rendered by BDO and KPMG during those periods.

	2019	2018
Audit fees (1)	$643,825	$1,490,200
Audit-related fees (2)	121,717	—
Tax fees (3)	9,204	—
All other fees	—	—
Total fees	$774,746	$1,490,200

(1)
Audit fees consist of the aggregate fees billed for professional services rendered by BDO in 2019 and KPMG in 2018, as applicable, for the audit and review of financial statements and services provided in connection with statutory and regulatory filings (domestic and international).

(2)    Audit-related fees consist of due diligence services rendered by BDO in 2019.

(3)    Tax fees consist of professional services rendered by BDO in 2019 relating to tax studies.

The Audit Committee has concluded that the provision of the non-audit services listed above was compatible with maintaining the independence of BDO and KPMG, as applicable, and all such services were approved by the Audit Committee.

Pre-Approval Policies and Procedures

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

(4.2)	Description of Registered Securities (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).
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

(21)	Subsidiaries of Hudson Global, Inc. (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).
(23.1)	Consent of BDO USA LLP (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).
(23.2)	Consent of KPMG USA LLP (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).
(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).
(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).
(31.3)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.4)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).
(101)**
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

*	A management contract or compensatory plan or arrangement
**	Original exhibits filed electronically with the Original Form 10-K

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)
Date:	April 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY E. EBERWEIN	Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2020
Jeffrey E. Eberwein

/s/ MATTHEW K. DIAMOND	Chief Financial Officer (Principal Financial Officer)	April 27, 2020
Matthew K. Diamond

*	Director	April 27, 2020
Richard K. Coleman, Jr.

*	Director	April 27, 2020
Ian V. Nash

*	Director	April 27, 2020
Connia Nelson

*	Director	April 27, 2020
Mimi Drake

* By /s/ Matthew K. Diamond
Matthew K. Diamond, Attorney-in-fact