Form 10-Q
period 2020-03-31
Hudson Global, Inc.
filed 2020-05-06
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 30, 2020
Common Stock - $0.001 par value	2,682,183

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$24,131	$16,187

Operating expenses:
Direct contracting costs and reimbursed expenses	14,333	6,791
Salaries and related	8,217	9,172
Other selling, general and administrative	2,081	2,188
Depreciation and amortization	24	18
Total operating expenses	24,655	18,169
Operating loss	(524)	(1,982)
Non-operating income (expense):
Interest income, net	79	313
Other income (expense), net	41	(37)
Loss from continuing operations before provision for income taxes	(404)	(1,706)
Provision for income taxes from continuing operations	107	65
Loss from continuing operations	(511)	(1,771)
Loss from discontinued operations, net of income taxes	—	(131)
Net loss	$(511)	$(1,902)
Basic and diluted loss per share:(a)
Loss per share from continuing operations	$(0.17)	$(0.54)
Loss per share from discontinued operations	—	(0.04)
Loss per share	$(0.17)	$(0.58)
Weighted-average shares outstanding:(a)
Basic	3,065	3,288
Diluted	3,065	3,288

(a) Earnings per share and weighted average shares outstanding for all periods presented reflect the Company's 1-for-10 reverse stock split, which was effective June 10, 2019.

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Comprehensive loss:
Net Loss	$(511)	$(1,902)
Other comprehensive loss:
Foreign currency translation adjustment, net of applicable income taxes	(787)	65
Total other comprehensive loss, net of income taxes	(787)	65
Comprehensive Loss	$(1,298)	$(1,837)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$26,127	$31,190
Accounts receivable, less allowance for doubtful accounts of $156 and $174, respectively	12,778	12,795
Restricted cash, current	146	148
Prepaid and other	846	804
Total current assets	39,897	44,937
Property and equipment, net	164	186
Operating lease right-of-use assets	391	401
Deferred tax assets	626	793
Restricted cash	227	380
Other assets	7	7
Total assets	$41,312	$46,704
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$697	$1,064
Accrued expenses and other current liabilities	6,607	8,178
Operating lease obligations, current	267	246
Total current liabilities	7,571	9,488
Income tax payable	819	845
Operating lease obligations	129	160
Other liabilities	163	177
Total liabilities	8,682	10,670
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 3,669 and 3,663 shares issued; 2,682 and 2,936 shares outstanding, respectively	4	4
Additional paid-in capital	486,232	486,088
Accumulated deficit	(437,018)	(436,507)
Accumulated other comprehensive loss, net of applicable tax	(1,266)	(479)
Treasury stock, 987 and 726 shares, respectively, at cost	(15,322)	(13,072)
Total stockholders' equity	32,630	36,034
Total liabilities and stockholders' equity	$41,312	$46,704

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(511)	$(1,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	18
Provision for doubtful accounts	2	—
Provision for (benefit from) deferred income taxes	66	(32)
Stock-based compensation	144	184
Changes in assets and liabilities, net of effect of dispositions:
Increase in accounts receivable	(1,083)	(2,617)
(Increase) decrease in prepaid and other assets	(94)	484
Decrease in accounts payable, accrued expenses and other liabilities	(1,278)	(2,351)
Net cash used in operating activities	(2,730)	(6,216)
Cash flows from investing activities:
Capital expenditures	(10)	(35)
Net cash used in investing activities	(10)	(35)
Cash flows from financing activities:
Borrowings under credit agreements	15,298	—
Repayments under credit agreements	(15,298)	—
Purchase of treasury stock	(2,239)	(3,982)
Purchase of restricted stock from employees	(11)	(36)
Net cash used in financing activities	(2,250)	(4,018)
Effect of exchange rates on cash, cash equivalents and restricted cash	(228)	51
Net decrease in cash, cash equivalents and restricted cash	(5,218)	(10,218)
Cash, cash equivalents, and restricted cash, beginning of the period	31,718	41,060
Cash, cash equivalents, and restricted cash, end of the period	$26,500	$30,842
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1	$—
Cash received during the period for interest	$79	$156
Net cash payments during the period for income taxes	$202	$47
Cash paid for amounts included in operating lease liabilities	$67	$87
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$77	$723

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2020		March 31, 2019
	Shares (a)	Value	Shares (a)	Value
Total stockholders' equity, beginning balance	2,936	$36,034	3,190	$40,487

Common stock and additional paid-in capital:
Beginning balance	3,663	486,092	3,613	485,131
Stock-based compensation expense	6	144	9	184
Ending balance	3,669	486,236	3,622	485,315

Treasury stock:
Beginning balance	(726)	(13,072)	(423)	(8,486)
Purchase of treasury stock	(260)	(2,239)	(258)	(3,982)
Purchase of restricted stock from employees	(1)	(11)	(2)	(36)
Ending balance	(987)	(15,322)	(683)	(12,504)

Accumulated other comprehensive (loss) income:
Beginning balance		(479)		(606)
Other comprehensive (loss) income		(787)		65
Ending balance		(1,266)		(541)

Accumulated deficit:
Beginning balance		(436,507)		(435,552)
Net loss		(511)		(1,902)
Ending balance		(437,018)		(437,454)

Total stockholders' equity, ending balance	2,682	$32,630	2,939	$34,816

(a) Common stock and Treasury stock for all periods presented reflect the Company's 1-for-10 reverse stock split, which was effective June 10, 2019.

See accompanying notes to condensed consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission ("SEC") for interim financial reporting and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year. The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intra-entity balances and transactions between and among the Company and its subsidiaries have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation with no material impact on the condensed consolidated financial statements. All per share amounts and shares outstanding for the three months ended March 31, 2020 and all prior periods reflect the Company's 1-for-10 reverse stock split, which was effective June 10, 2019. For more information, see Note 2.

NOTE 2 – DESCRIPTION OF BUSINESS

The Company is comprised of the operations, assets, and liabilities of the Company's three regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe. The Company provides Recruitment Process Outsourcing ("RPO") permanent recruitment and contracting outsourced recruitment solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company's RPO delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients' ongoing business needs. The Company's RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting.
The Company operates directly in ten countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe. See Note 12 for further details regarding the reportable segments.

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
(in thousands, except share and per share amounts)
(unaudited)

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

On October 1, 2019, we elected to adopt Accounting Standards Update ("ASU") ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) on a prospective basis. This ASU provides guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends Accounting Standards Codification (“ASC") 350-40 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA.  The amendments in ASU 2018-15 are effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. ASU 2018-15 had no impact on the Company's consolidated financial statements.

On January 1, 2019, we adopted ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. In July 2018, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements" ("ASU 2018-11"). This ASU allows adoption of the standard as of the effective date without restating prior periods. We did not elect to recognize the lease assets and liabilities in the statement of financial position for short-term leases. For more information, see Note 9.

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

Recent Accounting Standard Update Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. The Company will adopt the guidance when it becomes effective.

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

We record accounts receivable when our right to consideration becomes unconditional. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $3.7 million and $3.6 million as of March 31, 2020 and 2019, respectively, are expected to be invoiced and collected within one year. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transfer services. We do not have any material contract assets or liabilities as of and for the three months ended March 31, 2020.

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

Disaggregation of Revenue

The following table presents our disaggregated revenues from continuing operations by revenue source. For additional information on the disaggregated revenues by geographical segment, see Note 12 of the Notes to the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
	2020	2019
RPO Recruitment	$9,838	$9,567
Contracting	14,293	6,620
Total Revenue	$24,131	$16,187

NOTE 5 – DISCONTINUED OPERATIONS

On March 31, 2018, the Company completed the sale of its Recruitment and Talent Management ("RTM") businesses in Belgium, Europe (excluding Belgium), and Asia Pacific ("APAC") in separate transactions to Value Plus NV, Morgan Philips Group S.A., and Apache Group Holdings Pty Limited, respectively. The gross proceeds from the sale were $38,960. In addition, $17,626 of debt was assumed by the buyers. The RTM businesses met the criteria for discontinued operations set forth in ASC 205.

Reported results for the discontinued operations were as follows:

Three Months Ended
March 31, 2019
Loss from sale of discontinued operations	$(131)
Loss from discontinued operations before income taxes	(131)
Provision for income taxes	—
Loss from discontinued operations, net of income taxes	$(131)

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On May 24, 2016, the Company's stockholders approved an amendment and restatement of the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 240,000 shares. As of March 31, 2020, there were 55,765 shares of the Company’s common stock available for future issuance under the ISAP.
The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company's Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the three months ended March 31, 2020, the Company did not grant any restricted stock units to its non-employee directors pursuant to the Director Plan.
As of March 31, 2020, 141,412 restricted stock units are deferred under the Company’s ISAP.
For the three months ended March 31, 2020 and 2019, the Company’s stock-based compensation expense related to restricted stock units was as follows:

	Three Months Ended March 31,
	2020	2019
Restricted stock units	$144	$184

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.
As of March 31, 2020, the Company had no unrecognized stock-based compensation expense related to outstanding unvested stock options.
Changes in the Company’s stock options for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	5,000	$24.90	5,000	$24.90
Expired/forfeited	—	—	—	—
Options outstanding at March 31,	5,000	$24.90	5,000	$24.90
Options exercisable at March 31,	5,000	$24.90	5,000	$24.90

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Restricted Stock Units
As of March 31, 2020, the Company had approximately $181 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.21 years. Restricted stock units have no voting or dividend rights until the awards are vested.
Changes in the Company’s restricted stock units for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	63,436	$15.12	57,773	$15.68
Granted	—	$—	25,105	$15.30
Shares earned above target (a)	—	$—	723	$17.00
Vested	(6,384)	$12.39	(27,794)	$16.25
Forfeited	(21,281)	$15.14	(6,071)	$17.00
Unvested restricted stock units at March 31,	35,771	$15.60	49,736	$15.37

(a)	The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

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

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus packages. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based-tax laws. For the three months ended March 31, 2020, the enactment of the CARES Act and other COVID-19 measures did not result in any material adjustments to our income tax provision, or to our net deferred tax assets as of March 31, 2020. The Company continues to monitor federal, state, and international regulatory developments in relation to COVID-19 and their potential impact on our operations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Effective Tax Rate
The provision for income taxes for the three months ended March 31, 2020 was $107 on a pre-tax loss from continuing operations of $404, compared to a provision for income taxes of $65 on pre-tax loss from continuing operations of $1,706 for the same period in 2019. The Company’s effective income tax rate was negative 26.5% and negative 3.8% for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, changes to unrecognized tax benefits, foreign tax rate differences, and non-deductible expenses.
Uncertain Tax Positions
As of March 31, 2020 and December 31, 2019, the Company had $636 and $663, respectively, of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of March 31, 2020 and December 31, 2019, the Company had $519 and $551, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
Based on information available as of March 31, 2020, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $200 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of March 31, 2020, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2016
Majority of U.S. state and local jurisdictions	2015
Australia	2017
Belgium	2017
Canada	2015
Netherlands	2014
Switzerland	2015
United Kingdom	2018
Jurisdictions in Asia	2018
The Company believes that its unrecognized tax benefits as of March 31, 2020 are appropriately recorded for all years subject to examination above.

NOTE 8 – LOSS PER SHARE
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
A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(a)	2020	2019
Earnings (loss) per share ("EPS"):
EPS - basic and diluted:
Loss per share from continuing operations	$(0.17)	$(0.54)
Loss per share from discontinued operations	—	(0.04)
Loss per share	$(0.17)	$(0.58)
EPS numerator - basic and diluted:
Loss from continuing operations	$(511)	$(1,771)
Loss from discontinued operations	—	(131)
Net loss	$(511)	$(1,902)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	3,065	3,288
Common stock equivalents: stock options and restricted stock units (b)	—	—
Weighted average number of common stock outstanding - diluted	3,065	3,288

(a)	Earnings per share and weighted average shares outstanding for all periods presented reflect the Company's 1-for-10 reverse stock split, which was effective June 10, 2019.

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three months ended March 31, 2020 and 2019 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Unvested restricted stock units	35,771	49,736
Stock options	5,000	5,000
Total	40,771	54,736

NOTE 9 – COMMITMENTS AND CONTINGENCIES
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
For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The legal reserves are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company's reserves were $0 as of March 31, 2020 and December 31, 2019, respectively.
Operating Leases
Effective January 1, 2019, the Company adopted the new lease guidelines detailed in ASU 2016-02. Lease payments for short-term leases with terms of 12 months or less based on original lease commencement date are recognized on a straight-line basis over the lease term. Adoption of this standard resulted in the recording of net operating lease right-of-use assets and corresponding operating lease liabilities of $0.7 million for rented office spaces.

Our office space leases have remaining lease terms of one year to three years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.
None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the three months ended March 31, 2020 and March 31, 2019 were $139 and $136, respectively, (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of March 31, 2020 was 1.6 years.
As of March 31, 2020, future minimum operating lease payments are as follows:

	2020	2021	2022	Total
Minimum lease payments	$200	$175	$21	$396

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited ("NAB"). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of March 31, 2020, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $5 for the three months ended March 31, 2020.

The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of March 31, 2020.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of applicable tax, consisted of the following:

	March 31,	December 31,
	2020	2019
Foreign currency translation adjustments	$(1,266)	$(479)
Accumulated other comprehensive loss	$(1,266)	$(479)

NOTE 11 – STOCKHOLDERS' EQUITY
Common Stock

On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the three months ended March 31, 2020, no purchases of shares were made under this authorization. The Company repurchased 10,630 shares on the open market for $154 during the same period last year. As of March 31, 2020, under the July 30, 2015 authorization, the Company had repurchased 432,563 shares for a total cost of $8,297.

In addition to the shares repurchased above under the $10,000 authorization plan, on February 22, 2019, the Company commenced a tender offer to purchase up to 315,000 shares of the Company’s common stock at a purchase price of $15.00 per share.  The tender offer expired on March 22, 2019. In accordance with the terms and conditions of the tender offer, the Company acquired 246,863 shares for an aggregate cost of $3,703, excluding fees and expenses of $125.
On March 27, 2020, the Company, in addition to the $10,000 authorization plan, completed transactions with certain stockholders to repurchase 259,331 shares of the Company's common stock for an aggregate cost of $2,238, excluding fees of $1.

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

NOTE 12 – SEGMENT AND GEOGRAPHIC DATA
Segment Reporting
The Company operates in three reportable segments: the regional businesses of Americas, Asia Pacific, and Europe. Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, human resources, accounting, administration, tax, and treasury. Segment information is presented in accordance with ASC 280, "Segment Reporting." This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable, net is the only significant asset separated by segment for internal reporting purposes.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended March 31, 2020
Revenue, from external customers	$3,188	$16,951	$3,992	$—	$—	$24,131
Inter-segment revenue	—	6	—	—	(6)	—
Total revenue	$3,188	$16,957	$3,992	$—	$(6)	$24,131
Adjusted net revenue, from external customers (a)	$2,860	$4,511	$2,427	$—	$—	$9,798
Inter-segment adjusted net revenue	—	6	(6)	—	—	—
Total adjusted net revenue	$2,860	$4,517	$2,421	$—	$—	$9,798
EBITDA (loss) (b)	$(60)	$337	$63	$(799)	$—	$(459)
Depreciation and amortization	(5)	(12)	(6)	(1)	—	(24)
Intercompany interest (expense) income, net	—	(86)	—	86	—	—
Interest (expense) income, net	—	—	—	79	—	79
Income (loss) from continuing operations before income taxes	$(65)	$239	$57	$(635)	$—	$(404)

As of March 31, 2020
Accounts receivable, net	$2,857	$7,172	$2,715	$34	$—	$12,778
Total assets	$3,998	$11,568	$6,234	$19,512	$—	$41,312

	Americas	Asia Pacific	Europe	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended March 31, 2019
Revenue, from external customers	$3,140	$8,679	$4,368	$—	$—	$16,187
Inter-segment revenue	35	—	1	—	(36)	—
Total revenue	$3,175	$8,679	$4,369	$—	$(36)	$16,187
Adjusted net revenue, from external customers (a)	$2,762	$4,590	$2,044	$—	$—	$9,396
Inter-segment adjusted net revenue	35	(30)		—	(5)	—
Total adjusted net revenue	$2,797	$4,560	$2,044	$—	$(5)	$9,396
EBITDA (loss) (b)	$(414)	$(48)	$(348)	$(1,191)	$—	$(2,001)
Depreciation and amortization	(5)	(5)	(7)	(1)	—	(18)
Intercompany interest (expense) income, net	—	(101)	—	101	—	—
Interest income, net	—	—	—	313	—	313
Income (loss) from continuing operations before income taxes	$(419)	$(154)	$(355)	$(778)	$—	$(1,706)

As of March 31, 2019
Accounts receivable, net	$3,169	$6,083	$3,298	$37	$—	$12,587
Total assets	$3,737	$10,246	$6,886	$24,984	$—	$45,853

(a)
Adjusted net revenue is net of the Direct contracting costs and reimbursed expenses caption on the Condensed Consolidated Statements of Operations. Direct contracting costs and reimbursed expenses include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. The region where services are provided, the mix of RPO recruitment and contracting, and the functional nature of the staffing services provided can affect operating income and

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

EBITDA. The salaries, commissions, payroll taxes, and employee benefits related to recruitment professionals are included under the caption "Salaries and related" in the Consolidated Statements of Operations.

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

Geographic Data Reporting
A summary of revenues for the three months ended March 31, 2020 and 2019 and net assets by geographic area as of March 31, 2020 and 2019, presented net of discontinued operations, were as follows:

	Australia	United Kingdom	United States	Other	Total
For The Three Months Ended March 31, 2020
Revenue (a)	$15,031	$3,452	$2,873	$2,775	$24,131
For The Three Months Ended March 31, 2019
Revenue (a)	$6,768	$4,011	$2,851	$2,557	$16,187
As of March 31, 2020
Net assets	$3,308	$2,159	$21,185	$5,978	$32,630
As of March 31, 2019
Net assets	$3,148	$2,645	$24,176	$4,870	$34,839

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

NOTE 13 – STOCKHOLDER RIGHTS PLAN

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

NOTE 14 – SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus, referred to as COVID-19, was reported to have originated in Wuhan, Hubei Province, China. On January 30, 2020, the World Health Organization (“WHO”) declared that the virus had become a global public-health emergency. On March 11, 2020, the WHO declared the outbreak to be a pandemic, based on the rapid increase in exposure globally. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. During April and May 2020 some of our customers continue to have instituted hiring freezes, while other customers operating in the banking, pharmaceutical and technology industries, which may be considered as essential businesses in different jurisdictions, or customers that are more capable of working remotely than other industries, have been allowed to operate as usual. The inability to conduct in-person interviews has also impacted our business. In addition, the COVID-19 pandemic has negatively impacted certain currencies compared to the U.S. dollar in several countries we operate in, including Australia. While the Company expects this matter to negatively impact its operating results, the expected impact cannot be reasonably estimated at this time.

In early April 2020, the Company's wholly owned U.S. subsidiary, Hudson Global Resources Management, Inc. applied for a $1.3 million loan in connection with the Paycheck Protection Program (“PPP”) as part of the CARES Act, administered by the U.S. Small Business Administration (“SBA”). As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company's customers and the Company's dependency to curtail expenses to fund ongoing operations as the anticipated reduction in RPO recruitment revenue is expected to impact the business. The loan proceeds were received on April 26, 2020. The PPP loan proceeds will be used to help offset payroll costs over the course of eight weeks as stipulated in the legislation. All or a portion of the PPP loan may be forgiven by the SBA upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. The Company intends to comply with the loan forgiveness provisions in the legislation, however, there are no assurances that the Company will obtain forgiveness for any portion of the loan.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Part I of this Form 10-Q. The reader should also refer to the Condensed Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the "Company") filed in its Annual Report on Form 10-K for the year ended December 31, 2019. This MD&A contains forward-looking statements. Please see "FORWARD-LOOKING STATEMENTS" for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization ("EBITDA"). See Note 12 to the Condensed Consolidated Financial Statements of this Form 10-Q for EBITDA segment reconciliation information. The tables and information in this MD&A were derived from exact numbers and may have immaterial rounding differences.
This MD&A includes the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contingencies

•	Recent Accounting Pronouncements

•	Critical Accounting Policies

•	Forward-Looking Statements

Executive Overview

The Company's strategy is to provide global Recruitment Process Outsourcing (“RPO") solutions to customers. With direct operations in ten countries and relationships with specialized professionals and organizations around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging highly successful people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company's focus is to continually upgrade its service offerings and delivery capability tools to make candidates more successful in achieving its clients' business requirements.

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

This MD&A discusses the results of the Company’s RPO businesses for the three months ended March 31, 2020 and 2019.

Index

Current Market Conditions

Economic conditions in most of the world's major markets are projected to decline in 2020 compared to 2019, primarily due to the impact of the coronavirus (COVID-19). These expected declines have resulted in increased volatility in global currencies. Weaker foreign currencies compared to the U.S. dollar during a reporting period causes local currency results of the Company's foreign operations to be translated into fewer U.S. dollars. The Company closely monitors the economic environment and business climate in its markets and responds accordingly.

COVID-19 Pandemic

The emergence of COVID-19 around the world presents significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter.  In the short-term, some of our customers have instituted hiring freezes, while other customers operating in the banking, pharmaceutical and technology industries, which may be considered as essential businesses in different jurisdictions, or customers that are more capable of working remotely than other industries, have been allowed to operate as usual. The inability to conduct in-person interviews has also impacted our business. In addition, the COVID-19 pandemic has negatively impacted certain currencies compared to the U.S. dollar in several countries we operate in, including Australia.

The COVID-19 pandemic is affecting the Company’s operations in the second quarter, and may continue to do so in future quarters. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales or on economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic.

Financial Performance

The Company achieved mixed financial performance for the first quarter of 2020 in the markets in which it operates. On a constant currency basis, for the three months ended March 31, 2020, revenue increased by $8.6 million, or 55%. The changes in revenue were driven by strong results in Australia slightly offset by the United Kingdom.

The following is a summary of the highlights for the three months ended March 31, 2020 and 2019. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment.

•	Revenue was $24.1 million for the three months ended March 31, 2020, compared to $16.2 million for the same period in 2019, an increase of $7.9 million, or 49%.

◦	On a constant currency basis, the Company's revenue increased $8.6 million, or 55%, primarily due to an increase of $8.0 million in contracting revenue (up 127% compared to the same period in 2019).

•	Adjusted net revenue was $9.8 million for the three months ended March 31, 2020, compared to $9.4 million for the same period in 2019, an increase of $0.4 million, or 4%.

◦
On a constant currency basis, adjusted net revenue increased $0.7 million, or 8%, due to a increase of $0.6 million and $0.1 million in RPO recruitment adjusted net revenue and in contracting adjusted net revenue, respectively.

Index

•
Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) ("SG&A and Non-Op") were $10.3 million for the three months ended March 31, 2020, compared to $11.4 million for the same period in 2019, a decrease of $1.1 million, or 10%.

◦
On a constant currency basis, SG&A and Non-Op decreased $0.8 million, or 7%. SG&A and Non-Op, as a percentage of revenue, was 43% for the three months ended March 31, 2020, compared to 71% for the same period in 2019.

•
EBITDA loss was $0.5 million for the three months ended March 31, 2020, compared to EBITDA loss of $2.0 million for the same period in 2019, a decrease in EBITDA loss of $1.5 million. On a constant currency basis, EBITDA loss decreased $1.5 million.

•
Net loss was $0.5 million for the three months ended March 31, 2020, compared to net loss of $1.9 million for the same period in 2019, a decrease in net loss of $1.4 million. On a constant currency basis, net loss decreased $1.4 million.

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
Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three months ended March 31, 2020 and 2019.

Index

	Three Months Ended March 31,
	2020	2019
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Americas	$3,188	$3,140	$(3)	$3,137
Asia Pacific	16,951	8,679	(560)	8,119
Europe	3,992	4,368	(77)	4,291
Total	$24,131	$16,187	$(640)	$15,547
Adjusted net revenue (a):
Americas	$2,860	$2,762	$1	$2,763
Asia Pacific	4,511	4,590	(274)	4,316
Europe	2,427	2,044	(33)	2,011
Total	$9,798	$9,396	$(306)	$9,090
SG&A and Non-Op (b):
Americas	$2,919	$3,211	$1	$3,212
Asia Pacific	4,180	4,609	(286)	4,323
Europe	2,359	2,393	(39)	2,354
Corporate	799	1,184	3	1,187
Total	$10,257	$11,397	$(321)	$11,076
Operating loss:
Americas	$72	$(297)	$(1)	$(298)
Asia Pacific	514	160	(8)	152
Europe	59	(202)	(4)	(206)
Corporate	(1,169)	(1,643)	—	(1,643)
Total	$(524)	$(1,982)	$(13)	$(1,995)
Net loss, consolidated	$(511)	$(1,902)	$18	$(1,884)
EBITDA loss from continuing operations (c):
Americas	$(60)	$(414)	$—	$(414)
Asia Pacific	337	(48)	12	(36)
Europe	63	(348)	2	(346)
Corporate	(799)	(1,191)	—	(1,191)
Total	$(459)	$(2,001)	$14	$(1,987)

(a)	Represents Revenue less the Direct contracting costs and reimbursed expenses caption on the Condensed Consolidated Statements of Operations.

(b)
SG&A and Non-Op is a measure that management uses to evaluate the segments’ expenses, which include the following captions on the Condensed Consolidated Statement of Operations: Salaries and related, other selling, general and administrative, and Other expense, net. Corporate management service allocations are included in the segments’ other income (expense).

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

Index

The reconciliation of EBITDA loss to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended
	March 31,
$ in thousands	2020	2019
Net loss	$(511)	$(1,902)
Adjustment for loss from discontinued operations, net of income taxes	—	(131)
Loss from continuing operations	(511)	(1,771)
Adjustments to loss from continuing operations
Provision for income taxes	107	65
Interest income, net	(79)	(313)
Depreciation and amortization expense	24	18
Total adjustments from net loss to EBITDA loss	52	(230)
EBITDA loss from continuing operations	$(459)	$(2,001)

Index

Results of Operations
Americas (reported currency)
Revenue

	Three Months Ended March 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Revenue	$3.2	$3.1	$—	2%

For the three months ended March 31, 2020, RPO recruitment and contracting revenue each increased slightly by 1% and 5%, respectively, as compared to the same period in 2019. The increase in revenue was attributable to new clients and growth of existing clients.

Adjusted net revenue

	Three Months Ended March 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Adjusted net revenue	$2.9	$2.8	$0.1	4%
Adjusted net revenue as a percentage of revenue	90%	88%	N/A	N/A

For the three months ended March 31, 2020, RPO recruitment adjusted net revenue increased $0.1 million, or 4%, as compared to the same period in 2019. The increase in RPO recruitment adjusted net revenue was driven by the revenue growth.

For the three months ended March 31, 2020, total adjusted net revenue as a percentage of revenue was 90%, as compared to 88% for the same period in 2019.

SG&A and Non-Op

	Three Months Ended March 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
SG&A and Non-Op	$2.9	$3.2	$(0.3)	(9)%
SG&A and Non-Op as a percentage of revenue	92%	102%	N/A	N/A

For the three months ended March 31, 2020, SG&A and Non-Op decreased $0.3 million, or 9%, as compared to the same period in 2019, primarily due to lower consultant staff costs.

Index

Operating Income and EBITDA

	Three Months Ended March 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Operating income (loss)	$0.1	$(0.3)	$0.4	N/M
EBITDA loss	$(0.1)	$(0.4)	$0.4	86%
EBITDA loss as a percentage of revenue	(2)%	(13)%	N/A	N/A
N/M = not meaningful

For the three months ended March 31, 2020, EBITDA loss was $0.1 million, or 2% of revenue, as compared to EBITDA loss of $0.4 million, or 13% of revenue, for the same period in 2019. The decrease in EBITDA loss for the three months ended March 31, 2020 was principally due to the decrease in SG&A and Non-Op.

Index

Asia Pacific (constant currency)
Revenue

	Three Months Ended March 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Revenue	$17.0	$8.1	$8.8	109%

For the three months ended March 31, 2020, contracting revenue and RPO recruitment revenue increased by $8.7 million, or 229%, and $0.1 million, or 3%, respectively, as compared to the same period in 2019.

In Australia, revenue increased $8.8 million, or 141%, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily in contracting revenue, which increased by $8.7 million, or 272%, while RPO recruitment revenue increased by $0.1 million, or 4%. The increase in contracting for the three months ended March 31, 2020 primarily reflected the impact of a new contract win while the increase in RPO recruitment revenue was due to higher volume from existing clients, as compared to 2019.

In Asia, revenue increased slightly, or 1%, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase in revenue for the three months ended March 31, 2020 was due to higher demand from existing clients.
Adjusted net revenue

	Three Months Ended March 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Adjusted net revenue	$4.5	$4.3	$0.2	5%
Adjusted net revenue as a percentage of revenue	27%	53%	N/A	N/A

For the three months ended March 31, 2020, contracting adjusted net revenue increased by $0.1 million, or 36%, while RPO recruitment adjusted net revenue increased by $0.1 million, or 2%, as compared to the same period in 2019.

In Australia, adjusted net revenue increased by $0.2 million, or 8%, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was the driven by both contracting adjusted net revenue, which increased $0.1 million, or 50%, as well as RPO recruitment adjusted net revenue, which increased by $0.1 million or 4%, as compared to the same period in 2019.

In Asia, adjusted net revenue decreased $0.1 million, or 5%, for the three months ended March 31, 2020, as compared to the same period in 2019.

Total adjusted net revenue as a percentage of revenue was 27% for the three months ended March 31, 2020, as compared to 53% for the same period in 2019. The decrease is related to the higher mix of contracting in 2020 as compared to 2019, which produces lower adjusted net revenue than RPO recruitment revenue.

Index

SG&A and Non-Op

	Three Months Ended March 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$4.2	$4.3	$(0.1)	(3)%
SG&A and Non-Op as a percentage of revenue	25%	53%	N/A	N/A

For the three months ended March 31, 2020, SG&A and Non-Op decreased $0.1 million, or 3%, as compared to the same period in 2019. The decrease was primarily due to lower consultant staff costs.

For the three months ended March 31, 2020, SG&A and Non-Op, as a percentage of revenue, was 25%, as compared to 53% for the same period in 2019. The decrease was principally due to the higher revenue noted above.

Operating Income and EBITDA

	Three Months Ended March 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Operating income	$0.5	$0.2	$0.4	238%
EBITDA	$0.3	$—	$0.4	N/A
EBITDA as a percentage of revenue	2%	—%	N/A	N/A
For the three months ended March 31, 2020, EBITDA was $0.3 million, or 2% of revenue, as compared to EBITDA loss of $0.0 million, or 0% of revenue, for the same period in 2019. The increase in EBITDA was principally due to the increase in adjusted net revenue noted above.
For the three months ended March 31, 2020, operating income was $0.5 million, as compared to operating income of $0.2 million for the same period in 2019. The increase in operating income was principally due to the change in EBITDA described above.

Index

Europe (constant currency)
Revenue

	Three Months Ended March 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Revenue	$4.0	$4.3	$(0.3)	(7)%

For the three months ended March 31, 2020, contracting decreased by $0.7 million, or 33%, partially offset by an increase in RPO recruitment of $0.4 million, or 19%, as compared to the same period in 2019.

In the U.K., for the three months ended March 31, 2020, revenue decreased by $0.5 million, or 12%, to $3.5 million, from $3.9 million for the same period in 2019. The decrease in the U.K. was driven by a decline in contracting revenue of $0.7 million, or 33%, primarily due to anticipated changes in tax legislation, partially offset by a increase in RPO recruitment revenue of $0.2 million, or 13%.

In Continental Europe, total revenue was $0.5 million for the three months ended March 31, 2020, as compared to $0.4 million for the same period in 2019, for an increase of $0.2 million, due to higher demand at existing recruitment clients.
Adjusted net revenue

	Three Months Ended March 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Adjusted net revenue	$2.4	$2.0	$0.4	21%
Adjusted net revenue as a percentage of revenue	61%	47%	N/A	N/A

For the three months ended March 31, 2020, adjusted net revenue increased by $0.4 million, or 21%, driven by RPO recruitment which increased by $0.4 million, or 23%, as compared to the same period in 2019.

In the U.K., total adjusted net revenue for the three months ended March 31, 2020 increased $0.2 million, or 15%, as compared to the same period in 2019. The change in the U.K. was driven by an increase in RPO recruitment $0.3 million, or 17%, as compared to the same period in 2019.

In Continental Europe, for the three months ended March 31, 2020, total adjusted net revenue increased $0.2 million as compared to the same period in 2019.
SG&A and Non-Op

	Three Months Ended March 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
SG&A and Non-Op	$2.4	$2.4	$—	—%
SG&A and Non-Op as a percentage of revenue	59%	55%	N/A	N/A

For the three months ended March 31, 2020, SG&A and Non-Op increased slightly as compared to the same period in 2019.

Index

For the three months ended March 31, 2020, SG&A and Non-Op, as a percentage of revenue, was 59%, as compared to 55% for the same period in 2019. The increase in SG&A and Non-Op, as a percentage of revenue, for the three months ended March 31, 2020 was attributed to the higher mix of RPO recruitment to RPO contracting revenue in 2020 as compared to 2019.

Operating Income and EBITDA

	Three Months Ended March 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Operating income (loss)	$0.1	$(0.2)	$0.3	N/M
EBITDA (loss)	$0.1	$(0.3)	$0.4	N/M
EBITDA (loss) as a percentage of revenue	2%	(8)%	N/A	N/A
N/M = not meaningful

For the three months ended March 31, 2020, EBITDA was $0.1 million, or 2% of revenue, as compared to EBITDA loss of $0.3 million, or 8% of revenue, for the same period in 2019. The increase in EBITDA was principally due to the changes in adjusted net revenue.
For the three months ended March 31, 2020, operating income was $0.1 million as compared to operating loss of $0.2 million for the same period in 2019. The increase in operating income was due to the same factors noted above.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expenses Allocations

Corporate expenses were $0.8 million for the three months ended March 31, 2020, as compared to $1.2 million for the same period in 2019, for a decrease of $0.4 million, reflecting lower compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.0 million for both the three months ended March 31, 2020 and the three months ended March 31, 2019.

Interest Income, Net

Interest income was $0.1 million for the three months ended March 31, 2020, as compared to $0.3 million for the same period in 2019.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2020 was $0.1 million on $0.4 million of pre-tax loss from continuing operations, as compared to a provision for income tax of $0.1 million on $1.7 million of pre-tax loss from continuing operations for the same period in 2019. The effective tax rates for the three months ended March 31, 2020 and 2019 were negative 26.5% and negative 3.8%, respectively. For the three months ended March 31, 2020, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, changes to unrecognized tax benefits, foreign tax rate differences, and non-deductible expenses.

Net Income (Loss)

Net loss was $0.5 million for the three months ended March 31, 2020, as compared to net loss of $1.9 million for the same period in 2019, a decrease in net loss of $1.4 million. Basic and diluted loss per share were $0.17 for the three months ended March 31, 2020, as compared to $0.58 for the same period in 2019.

Index

Liquidity and Capital Resources

As of March 31, 2020, cash and cash equivalents and restricted cash totaled $26.5 million, as compared to $31.7 million as of December 31, 2019. The following table summarizes the Company's cash flow activities for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
$ in millions	2020	2019
Net cash used in operating activities	$(2.7)	$(6.2)
Net cash used in by investing activities	—	—
Net cash used in financing activities	(2.3)	(4.0)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.2)	0.1
Net decrease in cash, cash equivalents, and restricted cash	$(5.2)	$(10.2)

Cash Flows from Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities was $2.7 million, as compared to $6.2 million of net cash used in operating activities for the same period in 2019, resulting in a decrease in net cash used in operating activities of $3.5 million. The decrease in net cash used in operating activities resulted principally from the decrease in net loss as well as more favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

For the three months ended March 31, 2020, net cash used in investing activities was $0.0 million, as compared to $0.0 million of net cash provided by investing activities for the same period in 2019.

Cash Flows from Financing Activities

For the three months ended March 31, 2020, net cash used in financing activities was $2.3 million, as compared to net used in financing activities of $4.0 million for the same period in 2019, resulting in a decrease in net cash used by financing activities of $1.8 million. The decrease in net cash used in financing activities was primarily attributable to a lower amount of shares repurchased of $1.7 million in 2020 compared to 2019.

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited ("NAB"). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of March 31, 2020, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $5 thousand for the three months ended March 31, 2020. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of March 31, 2020.

Index

Liquidity Outlook
As of March 31, 2020, the Company had cash and cash equivalents on hand of $26.1 million, supplemented by additional borrowing availability of 4 million Australian dollars under the NAB Facility Agreement, and no long-term debt obligations or other similar long-term liabilities aside from operating lease obligations recorded in connection with the new accounting guidance in ASU 2016-02 (see Note 3). In early April 2020, the Company's wholly owned U.S. subsidiary, Hudson Global Resources Management, Inc., applied for a $1.3 million loan in connection with the Paycheck Protection Program (“PPP”) as part of the CARES Act, administered by the U.S. Small Business Administration (“SBA”) (see Note 14). The Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's financial position as of March 31, 2020. The Company's near-term cash requirements during 2020 are primarily related to funding operations. For the full year 2020, the Company expects to make capital expenditures of less than $0.5 million.
As of March 31, 2020, $20.0 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Switzerland ($1.4 million), Hong Kong ($1.1 million), Australia ($0.8 million), China ($0.8 million), Belgium ($0.7 million), the U.K ($0.4 million), and Singapore ($0.4 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
For matters that reached the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company’s reserves were $0.0 million as of March 31, 2020 and December 31, 2019, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index

Recent Accounting Pronouncements
See Note 3 to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
See "Critical Accounting Policies" under Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 31, 2020 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2020.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe," and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the adverse impacts of the recent coronavirus, or COVID-19 outbreak, (3) the Company’s ability to successfully achieve its strategic initiatives, (4) risks related to the Company’s large cash balance relative to its market capitalization as a small public company, (5) risks related to potential acquisitions or dispositions of businesses by the Company, (6) the Company’s ability to retain and recruit qualified management and/or advisors, (7) the Company’s ability to operate successfully as a company focused on its RPO business, (8) risks related to fluctuations in the Company's operating results from quarter to quarter, (9) the ability of clients to terminate their relationship with the Company at any time, (10) competition in the Company's markets, (11) the negative cash flows and operating losses that may recur in the future, (12) risks relating to how future credit facilities may affect or restrict our operating flexibility, (13) risks associated with the Company's investment strategy, (14) risks related to international operations, including foreign currency fluctuations, political events, natural disasters or health crises, including the ongoing COVID-19 outbreak, (15) the Company's dependence on key management personnel, (16) the Company's ability to attract and retain highly skilled professionals, (17) the Company's ability to collect accounts receivable, (18) the Company’s ability to maintain costs at an acceptable level, (19) the Company's heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (20) risks related to providing uninterrupted service to clients, (21) the Company's exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (22) the Company’s ability to utilize net operating loss carry-forwards, (23) volatility of the Company's stock price, (24) the impact of government regulations, (25) restrictions imposed by blocking arrangements, and (26) those risks set forth in "Risk Factors." The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the three months ended March 31, 2020, the Company earned approximately 88% of its revenue from continuing operations outside the U.S., and it collected payments in local currency, and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS

The following risk factor supplements the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with the risk factors described in our 2019 Form 10-K Report:

The novel coronavirus (COVID-19) global pandemic could adversely impact our business.

The emergence of COVID-19 around the world presents significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. In the short-term, some of our customers have instituted hiring freezes, while other customers operating in the banking, pharmaceutical and technology industries, which may be considered as essential businesses in different jurisdictions, or customers that are more capable of working remotely than other industries, have been allowed to operate as usual. The inability to conduct in-person interviews has also impacted our business. In addition, the COVID-19 pandemic has negatively impacted certain currencies compared to the U.S. dollar in several countries we operate in, including Australia.

The COVID-19 pandemic is affecting the Company’s operations in the second quarter, and may continue to do so in future quarters. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales or on economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2020 - January 31, 2020	—	$—	—	$1,703,000
February 1, 2020 - February 29, 2020	—	$—	—	$1,703,000
March 1, 2020 - March 31, 2020	—	$—	—	$1,703,000
Total	—	$—	—	$1,703,000

(a)
On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 11 for further details. As of March 31, 2020, the Company had repurchased 432,563 shares for a total cost of approximately $8.3 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

Index

On March 27, 2020, the Company completed the purchase of 259,331 shares in connection with transactions with certain shareholders for a total cost of $2.2 million, including fees, (see Note 11 for further information).

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
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (ii) the Condensed Consolidated Statement of Other Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

** Furnished, not filed.

Index

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	May 6, 2020	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 6, 2020	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)