Form 10-Q
period 2020-06-30
Hudson Global, Inc.
filed 2020-08-05
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 15, 2020
Common Stock - $0.001 par value	2,684,971

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$24,573	$26,414	$48,704	$42,601

Operating expenses:
Direct contracting costs and reimbursed expenses	15,643	14,755	29,976	21,546
Salaries and related	8,335	9,729	16,552	18,901
Other selling, general and administrative	1,454	2,701	3,535	4,889
Depreciation and amortization	24	21	48	39
Total operating expenses	25,456	27,206	50,111	45,375
Operating loss	(883)	(792)	(1,407)	(2,774)
Non-operating income (expense):
Interest income, net	40	125	119	438
Other income (expense), net	337	(91)	378	(128)
Loss from continuing operations before provision for income taxes	(506)	(758)	(910)	(2,464)
Provision for income taxes from continuing operations	266	142	373	207
Loss from continuing operations	(772)	(900)	(1,283)	(2,671)
Loss from discontinued operations, net of income taxes	—	—	—	(131)
Net loss	$(772)	$(900)	$(1,283)	$(2,802)
Basic and diluted loss per share:
Loss per share from continuing operations	$(0.27)	$(0.29)	$(0.43)	$(0.84)
Loss per share from discontinued operations	—	—	—	(0.04)
Loss per share	$(0.27)	$(0.29)	$(0.43)	$(0.88)
Weighted-average shares outstanding:
Basic	2,839	3,082	2,952	3,184
Diluted	2,839	3,082	2,952	3,184

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Comprehensive loss:
Net loss	$(772)	$(900)	$(1,283)	$(2,802)
Other comprehensive loss:
Foreign currency translation adjustment, net of applicable income taxes	444	(106)	(343)	(41)
Total other comprehensive income (loss), net of income taxes	444	(106)	(343)	(41)
Comprehensive loss	$(328)	$(1,006)	$(1,626)	$(2,843)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$29,517	$31,190
Accounts receivable, less allowance for doubtful accounts of $155 and $174, respectively	12,300	12,795
Restricted cash, current	154	148
Prepaid and other	1,366	804
Total current assets	43,337	44,937
Property and equipment, net	146	186
Operating lease right-of-use assets	325	401
Deferred tax assets	696	793
Restricted cash	225	380
Other assets	7	7
Total assets	$44,736	$46,704
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$670	$1,064
Accrued expenses and other current liabilities	8,988	8,178
Short-term debt	589	—
Operating lease obligations, current	267	246
Total current liabilities	10,514	9,488
Income tax payable	843	845
Operating lease obligations	63	160
Long-term debt	737	—
Other liabilities	187	177
Total liabilities	12,344	10,670
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 3,672 and 3,663 shares issued; 2,685 and 2,936 shares outstanding, respectively	4	4
Additional paid-in capital	486,325	486,088
Accumulated deficit	(437,790)	(436,507)
Accumulated other comprehensive loss, net of applicable tax	(822)	(479)
Treasury stock, 987 and 726 shares, respectively, at cost	(15,325)	(13,072)
Total stockholders' equity	32,392	36,034
Total liabilities and stockholders' equity	$44,736	$46,704

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,283)	$(2,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	39
Provision for doubtful accounts	9	(9)
Provision for (benefit from) deferred income taxes	78	(146)
Stock-based compensation	237	609
Changes in assets and liabilities, net of effect of dispositions:
Decrease (increase) in accounts receivable	105	(4,565)
(Increase) decrease in prepaid and other assets	(592)	246
Increase (decrease) in accounts payable, accrued expenses and other liabilities	543	(1,107)
Net cash used in operating activities	(855)	(7,735)
Cash flows from investing activities:
Capital expenditures	(11)	(69)
Net cash used in investing activities	(11)	(69)
Cash flows from financing activities:
Borrowings under credit agreements	34,427	16,406
Repayments under credit agreements	(34,427)	(16,406)
Proceeds from government lending	1,326	—
Purchase of treasury stock	(2,239)	(4,211)
Purchase of restricted stock from employees	(14)	(41)
Net cash used in financing activities	(927)	(4,252)
Effect of exchange rates on cash, cash equivalents and restricted cash	(29)	54
Net decrease in cash, cash equivalents and restricted cash	(1,822)	(12,002)
Cash, cash equivalents, and restricted cash, beginning of the period	31,718	41,060
Cash, cash equivalents, and restricted cash, end of the period	$29,896	$29,058
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1	$—
Cash received during the period for interest	$121	$162
Net cash payments during the period for income taxes	$271	$436
Cash paid for amounts included in operating lease liabilities	$129	$169
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$77	$723

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Shares	Value	Shares (a)	Value	Shares	Value	Shares (a)	Value
Total stockholders' equity, beginning balance	2,682	$32,630	2,939	$34,816	2,936	$36,034	3,190	$40,487

Common stock and additional paid-in capital:
Beginning balance	3,669	486,236	3,622	485,315	3,663	486,092	3,613	485,131
Stock-based compensation expense	3	93	36	425	9	237	45	609
Ending balance	3,672	486,329	3,658	485,740	3,672	486,329	3,658	485,740

Treasury stock:
Beginning balance	(987)	(15,322)	(683)	(12,504)	(726)	(13,072)	(423)	(8,486)
Purchase of treasury stock	—	—	(15)	(230)	(260)	(2,239)	(273)	(4,212)
Purchase of restricted stock from employees	—	(3)	—	(4)	(1)	(14)	(2)	(40)
Ending balance	(987)	(15,325)	(698)	(12,738)	(987)	(15,325)	(698)	(12,738)

Accumulated other comprehensive (loss) income:
Beginning balance		(1,266)		(541)		(479)		(606)
Other comprehensive income (loss)		444		(106)		(343)		(41)
Ending balance		(822)		(647)		(822)		(647)

Accumulated deficit:
Beginning balance		(437,018)		(437,454)		(436,507)		(435,552)
Net loss		(772)		(900)		(1,283)		(2,802)
Ending balance		(437,790)		(438,354)		(437,790)		(438,354)

Total stockholders' equity, ending balance	2,685	$32,392	2,960	$34,001	2,685	$32,392	2,960	$34,001

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year. The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intra-entity balances and transactions between and among the Company and its subsidiaries have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation with no material impact on the condensed consolidated financial statements. All per share amounts and shares outstanding for the three and six months ended June 30, 2020 and all prior periods reflect the Company's 1-for-10 reverse stock split, which was effective June 10, 2019. For more information, see Note 2.

NOTE 2 – DESCRIPTION OF BUSINESS

The Company is comprised of the operations, assets, and liabilities of the Company's three regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe. The Company provides Recruitment Process Outsourcing ("RPO") permanent recruitment and contracting outsourced recruitment solutions. These services are tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company's RPO delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients' ongoing business needs. The Company's RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting.
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

In December 2019, a novel strain of coronavirus, referred to as COVID-19, was reported to have originated in Wuhan, Hubei Province, China. On January 30, 2020, the World Health Organization (“WHO”) declared that the virus had become a global public-health emergency. On March 11, 2020, the WHO declared the outbreak to be a pandemic, based on the rapid increase in exposure globally. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. During July and August 2020 our business continues to be impacted by the outbreak and the accompanying economic downturn. Some of our customers continue to have instituted hiring freezes, while other customers operating in the banking, pharmaceutical and technology industries, which may be considered as essential businesses in different jurisdictions, or customers that are more capable of working remotely than other industries, have been allowed to operate as usual. The inability to conduct in-person interviews has also impacted our business. The expected timeline for this reduction in demand for our services remains uncertain and difficult to predict considering the rapidly evolving landscape.

In connection with the COVID-19 pandemic, certain foreign government organizations have begun to offer wage assistance subsidies and tax credits to companies in exchange for maintaining specified levels of compensation and related costs for employees residing in those countries. The Company recognizes the receipt of funds from these organizations in the Other income (expense), net caption on the Condensed Consolidated Statements of Operations. For the three and six months ended June

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

30, 2020, $265 related to foreign government assistance has been received and is included within Other income (expense), net. In the United States, the Company received a $1.3 million loan in connection with the Paycheck Protection Program (“PPP”), administered by the U.S. Small Business Administration (“SBA”), under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). All or a portion of the PPP loan may be forgiven by the SBA under certain conditions. The Company intends to apply for loan forgiveness in the third quarter of 2020. To the extent that forgiveness is obtained for any portion of the loan in the future, it will be reflected in Other income (expense), net. For more information, see Note 9.

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

NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

On October 1, 2019, we elected to adopt Accounting Standards Update ("ASU") No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15") on a prospective basis. This ASU provides guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends Accounting Standards Codification ("ASC") 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350 to determine which implementation costs should be capitalized in such a CCA.  The amendments in ASU 2018-15 are effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.  ASU 2018-15 had no impact on the Company's consolidated financial statements.

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

We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transfer services. We do not have any material contract assets or liabilities as of and for the six months ended June 30, 2020.

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

	Three Months Ended June 30,
	2020	2019
RPO Recruitment	$8,870	$11,716
Contracting	15,703	14,698
Total Revenue	$24,573	$26,414

	Six Months Ended June 30,
	2020	2019
RPO Recruitment	$18,708	$21,283
Contracting	29,996	21,318
Total Revenue	$48,704	$42,601

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

Reported results for the discontinued operations were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Loss from sale of discontinued operations	$—	$(131)
Loss from discontinued operations before income taxes	—	(131)
Provision for income taxes	—	—
Loss from discontinued operations, net of income taxes	$—	$(131)

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On May 24, 2016, the Company's stockholders approved an amendment and restatement of the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 240,000 shares. As of June 30, 2020, there were 46,900 shares of the Company’s common stock available for future issuance under the ISAP.
The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company's Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the six months ended June 30, 2020, the Company granted 10,310 restricted stock units to its non-employee directors pursuant to the Director Plan.
As of June 30, 2020, 165,087 restricted stock units are deferred under the Company’s ISAP.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

For the three and six months ended June 30, 2020 and 2019, the Company’s stock-based compensation expense related to stock options and restricted stock units was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$—	$—	$—	$—
Restricted stock units	93	425	237	609
Total	$93	$425	$237	$609

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.
As of June 30, 2020, the Company had no unrecognized stock-based compensation expense related to outstanding unvested stock options.
Changes in the Company’s stock options for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020		2019
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	5,000	$24.90	5,000	$24.90
Expired/forfeited	—	—	—	—
Options outstanding at June 30,	5,000	$24.90	5,000	$24.90
Options exercisable at June 30,	5,000	$24.90	5,000	$24.90

Restricted Stock Units
As of June 30, 2020, the Company had approximately $116 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.70 years. Restricted stock units have no voting or dividend rights until the awards are vested.
Changes in the Company’s restricted stock units for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020		2019
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	63,436	$15.12	57,773	$15.68
Granted	10,310	$9.01	78,978	$15.24
Shares earned above target (a)	—	$—	723	$17.00
Vested	(33,188)	$12.83	(55,451)	$15.19
Forfeited	(22,384)	$15.20	(15,090)	$15.38
Unvested restricted stock units at June 30,	18,174	$15.75	66,933	$15.22

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

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus packages. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The CARES Act, which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based-tax laws. The enactment of the CARES Act and other COVID-19 measures did not result in any material adjustments to our income tax provision for the three and six months ended June 30, 2020, or to our net deferred tax assets as of June 30, 2020. The Company continues to monitor federal, state, and international regulatory developments in relation to COVID-19 and their potential impact on our operations.

Effective Tax Rate
The provision for income taxes for the six months ended June 30, 2020 was $373 on a pre-tax loss from continuing operations of $910, compared to a provision for income taxes of $207 on pre-tax loss from continuing operations of $2,464 for the same period in 2019. The Company’s effective income tax rate was negative 41% and negative 8% for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, changes to unrecognized tax benefits, foreign tax rate differences, and non-deductible expenses.
Uncertain Tax Positions
As of June 30, 2020 and December 31, 2019, the Company had $648 and $663, respectively, of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of June 30, 2020 and December 31, 2019, the Company had $544 and $551, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
Based on information available as of June 30, 2020, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $200 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of June 30, 2020, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

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
The Company believes that its unrecognized tax benefits as of June 30, 2020 are appropriately recorded for all years subject to examination above.

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
A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the three and six months ended June 30, 2020 and 2019 were as follows:

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss per share ("EPS"):
EPS - basic and diluted:
Loss per share from continuing operations	$(0.27)	$(0.29)	$(0.43)	$(0.84)
Loss per share from discontinued operations	—	—	—	(0.04)
Loss per share	$(0.27)	$(0.29)	$(0.43)	$(0.88)
EPS numerator - basic and diluted:
Loss from continuing operations	$(772)	$(900)	$(1,283)	$(2,671)
Loss from discontinued operations	—	—	—	(131)
Net loss	$(772)	$(900)	$(1,283)	$(2,802)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	2,839	3,082	2,952	3,184
Common stock equivalents: stock options and restricted stock units (a)	—	—	—	—
Weighted average number of common stock outstanding - diluted	2,839	3,082	2,952	3,184

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2020 and 2019 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unvested restricted stock units	18,174	66,933	18,174	66,933
Stock options	5,000	5,000	5,000	5,000
Total	23,174	71,933	23,174	71,933

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
For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The legal reserves are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company's reserves were $0 as of June 30, 2020 and December 31, 2019, respectively.

Departure of Chief Financial Officer

As previously disclosed, on May 31, 2019, the Company and Patrick Lyons determined that Mr. Lyons would leave his positions with the Company effective June 30, 2019. As a result, during the three and six months ended June 30, 2019, the Company recognized compensation expense of $485 to its former Chief Financial Officer classified within salaries and related expense in the Company's Condensed Consolidated Statements of Operations. Additionally, Mr. Lyons agreed to serve as a consultant to the Company to assist with certain financial and operational matters from July 1, 2019 through December 31, 2019. In consideration for his services as a consultant, the Company paid Mr. Lyons 750 shares of the Company’s common stock at the end of each month during the term of his consulting agreement with the Company.
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
None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the six months ended June 30, 2020 and 2019 were $277 and $271, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of June 30, 2020 was 1.4 years.
As of June 30, 2020, future minimum operating lease payments are as follows:

	2020	2021	2022	Total
Minimum lease payments	$134	$175	$21	$330

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited ("NAB"). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of June 30, 2020, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $5 and $10 for the three and six months ended June 30, 2020, respectively.

The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of June 30, 2020.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Paycheck Protection Program

On April 26, 2020, the Company's wholly owned U.S. subsidiary, Hudson Global Resources Management, Inc., received a $1.3 million loan in connection with the PPP as part of the CARES Act, administered by the U.S. SBA. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company's customers and the Company's dependency to curtail expenses to fund ongoing operations as the anticipated reduction in RPO recruitment revenue is expected to impact the business. The PPP loan proceeds are used to help offset payroll costs as stipulated in the legislation. All or a portion of the PPP loan may be forgiven by the SBA upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities. The Company intends to comply with the loan forgiveness provisions in the legislation, however, there are no assurances that the Company will obtain forgiveness for any portion of the loan.

The PPP loan has a 1.00% interest rate and is scheduled to mature on April 26, 2022. The loan is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. As of June 30, 2020, $589 of the PPP loan proceeds are reflected in Short-term debt, $737 are reflected in Long-term debt on the Condensed Consolidated Balance Sheets, and the Company recorded $2 of interest expense. As of June 30, 2020 the Company is in compliance with all provisions related to the PPP loan.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of applicable tax, consisted of the following:

	June 30,	December 31,
	2020	2019
Foreign currency translation adjustments	$(822)	$(479)
Accumulated other comprehensive loss	$(822)	$(479)

NOTE 11 – STOCKHOLDERS' EQUITY
Common Stock

On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the six months ended June 30, 2020, no purchases of shares were made under this authorization. The Company repurchased 26,155 shares on the open market for $384 during the same period last year. As of June 30, 2020, under the July 30, 2015 authorization, the Company had repurchased 432,563 shares for a total cost of $8,297.

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

On March 27, 2020, the Company, in addition to the $10,000 authorization plan, completed transactions with certain stockholders to repurchase 259,331 shares of the Company's common stock, for an aggregate cost of $2,238, excluding fees of $1.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended June 30, 2020
Total revenue	$2,206	$18,833	$3,534	$—	$—	$24,573
Total adjusted net revenue	$1,893	$4,818	$2,219	$—	$—	$8,930
EBITDA (loss) (b)	$(918)	$1,025	$300	$(929)	$—	$(522)
Depreciation and amortization	(5)	(13)	(5)	(1)	—	(24)
Intercompany interest (expense) income, net	—	(73)	—	73	—	—
Interest (expense) income, net	(2)	—	—	42	—	40
Income (loss) from continuing operations before income taxes	$(925)	$939	$295	$(815)	$—	$(506)

For The Six Months Ended June 30, 2020
Revenue, from external customers	$5,394	$35,784	$7,526	$—	$—	$48,704
Inter-segment revenue	—	6	—	—	(6)	—
Total revenue	$5,394	$35,790	$7,526	$—	$(6)	$48,704
Adjusted net revenue, from external customers (a)	$4,753	$9,329	$4,646	$—	$—	$18,728
Inter-segment adjusted net revenue	—	6	(6)	—	—	—
Total adjusted net revenue	$4,753	$9,335	$4,640	$—	$—	$18,728
EBITDA (loss) (b)	$(978)	$1,362	$363	$(1,728)	$—	$(981)
Depreciation and amortization	(9)	(25)	(11)	(3)	—	(48)
Intercompany interest (expense) income, net	—	(159)	—	159	—	—
Interest (expense) income, net	(2)	—	—	121	—	119
Income (loss) from continuing operations before income taxes	$(989)	$1,178	$352	$(1,451)	$—	$(910)

As of June 30, 2020
Accounts receivable, net	$1,857	$7,514	$2,843	$86	$—	$12,300
Total assets	$4,726	$14,349	$6,928	$18,733	$—	$44,736

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended June 30, 2019
Revenue, from external customers	$3,982	$17,454	$4,978	$—	$—	$26,414
Inter-segment revenue	28	—	2	—	(30)	—
Total revenue	$4,010	$17,454	$4,980	$—	$(30)	$26,414
Adjusted net revenue, from external customers (a)	$3,591	$5,420	$2,648	$—	$—	$11,659
Inter-segment adjusted net revenue	26	(28)	3	—	(1)	—
Total adjusted net revenue	$3,617	$5,392	$2,651	$—	$(1)	$11,659
EBITDA (loss) (b)	$428	$362	$31	$(1,683)	$—	$(862)
Depreciation and amortization	(4)	(10)	(6)	(1)	—	(21)
Intercompany interest (expense) income, net	—	(100)	—	100	—	—
Interest income, net	—	—	—	125	—	125
Income (loss) from continuing operations before income taxes	$424	$252	$25	$(1,459)	$—	$(758)

For The Six Months Ended June 30, 2019
Revenue, from external customers	$7,122	$26,133	$9,346	$—	$—	$42,601
Inter-segment revenue	63	—	3	—	(66)	—
Total revenue	$7,185	$26,133	$9,349	$—	$(66)	$42,601
Adjusted net revenue, from external customers (a)	$6,353	$10,010	$4,692	$—	$—	$21,055
Inter-segment adjusted net revenue	61	(58)	3	—	(6)	—
Total adjusted net revenue	$6,414	$9,952	$4,695		$(6)	$21,055
EBITDA (loss) (b)	$14	$314	$(317)	$(2,874)	$—	$(2,863)
Depreciation and amortization	(9)	(15)	(13)	(2)	—	(39)
Intercompany interest (expense) income, net	—	(201)	—	201	—	—
Interest income, net	—	—	—	438	—	438
Income (loss) from continuing operations before income taxes	$5	$98	$(330)	$(2,237)	$—	$(2,464)

As of June 30, 2019
Accounts receivable, net	$3,336	$8,106	$3,005	$(65)	$—	$14,382
Total assets	$4,742	$11,654	$6,674	$23,063	$—	$46,133

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the three and six months ended June 30, 2020 and 2019 and net assets by geographic area as of June 30, 2020 and 2019, presented net of discontinued operations, were as follows:

	Australia	United Kingdom	United States	Other	Total
For The Three Months Ended June 30, 2020
Revenue (a)	$16,966	$3,027	$1,900	$2,680	$24,573
For The Three Months Ended June 30, 2019
Revenue (a)	$15,289	$4,488	$3,689	$2,948	$26,414
For The Six Months Ended June 30, 2020
Revenue (a)	$31,997	$6,478	$4,773	$5,456	$48,704
For The Six Months Ended June 30, 2019
Revenue (a)	$22,057	$8,499	$6,540	$5,505	$42,601
As of June 30, 2020
Net assets	$4,354	$1,927	$19,580	$6,531	$32,392
As of June 30, 2019
Net assets	$3,745	$2,447	$22,862	$4,970	$34,024

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

Executive Overview

The Company's strategy is to provide global Recruitment Process Outsourcing ("RPO") solutions to customers. With direct operations in ten countries and relationships with specialized professionals and organizations around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging highly successful people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company seeks to continually upgrade its service offerings and delivery capability tools to make candidates more successful in achieving its clients' business requirements.

The Company’s proprietary frameworks, assessment tools, and leadership development programs, coupled with its global footprint, allows the Company to design and implement regional and global outsourced recruitment solutions that the Company believes greatly enhance the quality and efficiency of its clients' hiring.
To accelerate the implementation of the Company's strategy, the Company engaged in the following initiatives:

•	Facilitating growth and development of the global RPO business through strategic investments in people, innovation, and technology.

•	Building and differentiating the Company's brand through its unique outsourcing solutions offerings.

•	Improving the Company’s cost structure and efficiency of its support functions and infrastructure.

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

This MD&A discusses the results of the Company’s RPO businesses for the three and six months ended June 30, 2020 and 2019.

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

COVID-19 Pandemic

The emergence of COVID-19 around the world presents significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s three and six month period ended June 30, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter.  In the short-term, some of our customers have instituted hiring freezes, while other customers operating in the banking, pharmaceutical and technology industries, which may be considered as essential businesses in different jurisdictions, or customers that are more capable of working remotely than other industries, have been allowed to operate as usual. The inability to conduct in-person interviews has also impacted our business. In addition, the COVID-19 pandemic has negatively impacted certain currencies compared to the U.S. dollar in several countries we operate in, including Australia.

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

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three and six month period ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales or to economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Financial Performance

The Company achieved mixed financial performance for the second quarter of 2020. On a constant currency basis, for the three months ended June 30, 2020, revenue decreased by $0.7 million, or 3%.

The decrease in revenue was driven by the U.S. and the United Kingdom, partly offset by strong results in Australia.

The following is a summary of the highlights for the three and six months ended June 30, 2020 and 2019. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment.

•	Revenue was $24.6 million for the three months ended June 30, 2020, compared to $26.4 million for the same period in 2019, for a decrease of 7.0%.

◦
On a constant currency basis, the Company's revenue decreased $0.7 million, or 3.0%, primarily due to a decrease of RPO recruitment revenue of $2.5 million, or 22.2%, partly offset by an increase of $1.8 million in contracting revenue (up 12.8%) compared to the same period in 2019.

•	Revenue was $48.7 million for the six months ended June 30, 2020, compared to $42.6 million for the same period in 2019, an increase of $6.1 million, or 14.3%.

◦
On a constant currency basis, the Company's revenue increased $7.8 million, or 19.2%, primarily due to an increase of $9.8 million in contracting revenue (up 48.4% compared to the same period in 2019).

•	Adjusted net revenue was $8.9 million for the three months ended June 30, 2020, compared to $11.7 million for the same period in 2019, a decrease of $2.7 million, or 23.4%.

Index

◦
On a constant currency basis, adjusted net revenue decreased $2.4 million, or 21.3%, primarily due to a decrease of $2.4 million in RPO recruitment adjusted net revenue (down 22.6% compared to the same period in 2019).

•	Adjusted net revenue was $18.7 million for the six months ended June 30, 2020, compared to $21.1 million for the same period in 2019, a decrease of $2.3 million, or 11.1%.

◦
On a constant currency basis, adjusted net revenue decreased $1.7 million, or 8.3%, mainly due to a decrease of $1.8 million in RPO recruitment adjusted net revenue (down 9.3% compared to the same period in 2019), partly offset by an increase of $0.1 million in contracting adjusted net revenue (up 9.1% compared to the same period in 2019).

•
Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) ("SG&A and Non-Op") was $9.5 million for the three months ended June 30, 2020, compared to $12.5 million for the same period in 2019, a decrease of $3.1 million, or 24.5%.

◦
On a constant currency basis, SG&A and Non-Op decreased $2.7 million, or 22.5%. SG&A and Non-Op, as a percentage of revenue, was 38.5% for the three months ended June 30, 2020, compared to 48.1% for the same period in 2019.

•	SG&A and Non-Op was $19.7 million for the six months ended June 30, 2020, compared to $23.9 million for the same period in 2019, a decrease of $4.2 million, or 17.6%.

◦
On a constant currency basis, SG&A and Non-Op decreased $3.6 million, or 15.3%. SG&A and Non-Op, as a percentage of revenue, was 40.5% for the six months ended June 30, 2020, compared to 56.9% for the same period in 2019.

•
EBITDA loss was $0.5 million for the three months ended June 30, 2020, compared to EBITDA loss of $0.9 million for the same period in 2019, a decrease in EBITDA loss of $0.3 million. On a constant currency basis, EBITDA loss also decreased $0.3 million.

•
EBITDA loss was $1.0 million for the six months ended June 30, 2020, compared to EBITDA loss of $2.9 million for the same period in 2019, a decrease in EBITDA loss of $1.9 million. On a constant currency basis, EBITDA loss also decreased $1.9 million.

•
Net loss was $0.8 million for the three months ended June 30, 2020, compared to net loss of $0.9 million for the same period in 2019, a decrease in net loss of $0.1 million. On a constant currency basis, net loss also decreased $0.1 million.

•
Net loss was $1.3 million for the six months ended June 30, 2020, compared to net income of $2.8 million for the same period in 2019, a decrease in net loss of $1.5 million. On a constant currency basis, net loss also decreased $1.5 million.

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
Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and six months ended June 30, 2020 and 2019.

Index

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019			2020	2019
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Americas	$2,206	$3,982	$(11)	$3,971	$5,394	$7,122	$(14)	$7,108
Asia Pacific	18,833	17,454	(937)	16,517	35,784	26,133	(1,497)	24,636
Europe	3,534	4,978	(146)	4,832	7,526	9,346	(223)	9,123
Total	$24,573	$26,414	$(1,094)	$25,320	$48,704	$42,601	$(1,734)	$40,867
Adjusted net revenue (a):
Americas	$1,893	$3,591	$(5)	$3,586	$4,753	$6,353	$(4)	$6,349
Asia Pacific	4,818	5,420	(249)	5,171	9,329	10,010	(523)	9,487
Europe	2,219	2,648	(67)	2,581	4,646	4,692	(100)	4,592
Total	$8,930	$11,659	$(321)	$11,338	$18,728	$21,055	$(627)	$20,428
SG&A and Non-Op (b):
Americas	$2,813	$3,189	$(9)	$3,180	$5,732	$6,400	$(8)	$6,392
Asia Pacific	3,792	5,028	(247)	4,781	7,972	9,637	(533)	9,104
Europe	1,918	2,618	(75)	2,543	4,277	5,011	(114)	4,897
Corporate	929	1,686	(4)	1,682	1,728	2,870	(1)	2,869
Total	$9,452	$12,521	$(335)	$12,186	$19,709	$23,918	$(656)	$23,262
Operating loss:
Americas	$(900)	$590	$—	$590	$(828)	$293	$(1)	$292
Asia Pacific	927	683	(4)	679	1,441	843	(12)	831
Europe	85	136	11	147	144	(66)	7	(59)
Corporate	(995)	(2,201)	(2)	(2,203)	(2,164)	(3,844)	(2)	(3,846)
Total	$(883)	$(792)	$5	$(787)	$(1,407)	$(2,774)	$(8)	$(2,782)
Net loss, consolidated	$(772)	$(900)	$19	$(881)	$(1,283)	$(2,802)	$37	$(2,765)
EBITDA loss from continuing operations (c):
Americas	$(918)	$428	$—	$428	$(978)	$14	$—	$14
Asia Pacific	1,025	362	3	365	1,362	314	15	329
Europe	300	31	12	43	363	(317)	14	(303)
Corporate	(929)	(1,683)	1	(1,682)	(1,728)	(2,874)	1	(2,873)
Total	$(522)	$(862)	$16	$(846)	$(981)	$(2,863)	$30	$(2,833)

(a)	Represents Revenue less the Direct contracting costs and reimbursed expenses caption on the Condensed Consolidated Statements of Operations.

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

Index

The reconciliation of EBITDA loss to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2020	2019	2020	2019
Net loss	$(772)	$(900)	$(1,283)	$(2,802)
Adjustment for loss from discontinued operations, net of income taxes	—	—	—	(131)
Loss from continuing operations	(772)	(900)	(1,283)	(2,671)
Adjustments to loss from continuing operations
Provision for income taxes	266	142	373	207
Interest income, net	(40)	(125)	(119)	(438)
Depreciation and amortization expense	24	21	48	39
Total adjustments from net loss to EBITDA loss	250	38	302	(192)
EBITDA loss from continuing operations	$(522)	$(862)	$(981)	$(2,863)

Index

Results of Operations
Americas (reported currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Revenue	$2.2	$4.0	$(1.8)	(45)%	$5.4	$7.1	$(1.7)	(24)%

For the three months ended June 30, 2020, RPO recruitment revenue decreased by $1.8 million, slightly offset by an increase in contracting revenue of $0.1 million. The decrease in RPO recruitment revenue was due to slower demand for services from existing clients, due in part to the impact of COVID-19, while the increase in contracting revenue was attributable to growth of existing clients.

For the six months ended June 30, 2020, RPO recruitment revenue decreased by $1.8 million, slightly offset by an increase in contracting revenue of $0.1 million. The decrease in RPO recruitment revenue was due to the same factors noted above.

Adjusted net revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Adjusted net revenue	$1.9	$3.6	$(1.7)	(47)%	$4.8	$6.4	$(1.6)	(25)%
Adjusted net revenue as a percentage of revenue	86%	90%	N/A	N/A	88%	89%	N/A	N/A

     For the three and six months ended June 30, 2020, RPO recruitment adjusted net revenue decreased by $1.7 million, or 49%, and $1.6 million, or 26%, respectively. The decrease in RPO recruitment adjusted net revenue was due to the same factors noted above for revenue.

For the three months ended June 30, 2020, total adjusted net revenue as a percentage of revenue was 86%, as compared to 90% for the same period in 2019. The decrease in total adjusted net revenue as a percentage of revenue was attributed to the lower mix of RPO recruitment to contracting revenue in 2020 as compared to 2019.

For the six months ended June 30, 2020, total adjusted net revenue as a percentage of revenue was 88%, as compared to 89% for the same period in 2019. The decrease in total adjusted net revenue as a percentage of revenue was due to the same factors noted above.

Index

SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
SG&A and Non-Op	$2.8	$3.2	$(0.4)	(12)%	$5.7	$6.4	$(0.7)	(10)%
SG&A and Non-Op as a percentage of revenue	127%	80%	N/A	N/A	106%	90%	N/A	N/A

For the three months ended June 30, 2020, SG&A and Non-Op decreased $0.4 million, or 12%, as compared to the same period in 2019, primarily due to lower support staff and overhead costs.
For the six months ended June 30, 2020, SG&A and Non-Op decreased $0.7 million, or 10%, as compared to the same period in 2019 due to the factors noted above.
Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Operating income (loss)	$(0.9)	$0.6	$(1.5)	(253)%	$(0.8)	$0.3	$(1.1)	N/M
EBITDA loss	$(0.9)	$0.4	$(1.3)	(314)%	$(1.0)	$—	$(1.0)	N/M
EBITDA loss as a percentage of revenue	(42)%	11%	N/A	N/A	(18)%	—%	N/A	N/A
N/M = not meaningful
For the three months ended June 30, 2020, EBITDA loss was $0.9 million, or 42% of revenue, as compared to EBITDA of $0.4 million, or 11% of revenue, for the same period in 2019. The decrease in EBITDA for the three months ended June 30, 2020 was principally due to the decrease in adjusted net revenue.
For the six months ended June 30, 2020, EBITDA loss was $1.0 million, or 18% of revenue, as compared to EBITDA of $0.0 million for the same period in 2019. The decrease in EBITDA for the six months ended June 30, 2020 was principally due to the decline in adjusted net revenue.

Index

Asia Pacific (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Revenue	$18.8	$16.5	$2.3	14%	$35.8	$24.6	$11.1	45%

For the three months ended June 30, 2020, contracting revenue increased $2.8 million, or 25%, and RPO recruitment revenue, decreased by $0.5 million, or 10%, as compared to the same period in 2019.

In Australia, revenue increased $2.6 million, or 18%, for the three months ended June 30, 2020, as compared to the same period in 2019. The increase was primarily in contracting revenue of $2.9 million, or 27%, partly offset by a decrease in RPO recruitment of $0.3 million, or 9%, partly reflecting the impact of COVID-19. The increase in contracting revenue primarily reflected the implementation of a new contract win and higher volume from existing clients, as compared to 2019.

In Asia, revenue decreased $0.3 million, or 15%, for the three months ended June 30, 2020, as compared to the same period in 2019. The decrease for the three months ended June 30, 2020 was due to lower demand from existing clients, reflecting in part the impact of COVID-19, as well as social unrest in Hong Kong.

For the six months ended June 30, 2020, contracting revenue increased by $11.5 million, or 76%, partially offset by a decrease in RPO recruitment revenue of $0.4 million, or 4%, as compared to the same period in 2019.

In Australia, revenue increased $11.4 million, or 55%, for the six months ended June 30, 2020, as compared to the same period in 2019. The increase was primarily in contracting revenue, which increased by $11.5 million, or 83%, partially offset by a decrease in RPO recruitment revenue of $0.2 million, or 3%, for the six months ended June 30, 2020, as compared to the same period in 2019. The increase in contracting for the six months ended June 30, 2020 primarily reflected the implementation of a new contract win while the decrease in RPO recruitment revenue was due to lower demand from existing clients.

In Asia, revenue decreased $0.3 million, or 8%, for the six months ended June 30, 2020, as compared to the same period in 2019. The decrease in revenue for the six months ended June 30, 2020 was a result of the same factors noted above.

Adjusted net revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Adjusted net revenue	$4.8	$5.2	$(0.4)	(7)%	$9.3	$9.5	$(0.2)	(2)%
Adjusted net revenue as a percentage of revenue	26%	31%	N/A	N/A	26%	39%	N/A	N/A

For the three months ended June 30, 2020, RPO recruitment adjusted net revenue decreased $0.4 million, or 8%, while contracting adjusted net revenue increased $0.1 million, or 13%, as compared to the same period in 2019.

In Australia, adjusted net revenue decreased by $0.1 million, or 4%, for the three months ended June 30, 2020, as compared to the same period in 2019. The decrease was primarily in RPO recruitment adjusted net revenue of $0.2 million, or 6%, partly offset by an increase in contracting adjusted net revenue of $0.1 million, or 19%, for the three months ended June 30, 2020, as compared to the same period in 2019.

In Asia, adjusted net revenue decreased $0.2 million, or 15%, for the three months ended June 30, 2020, as compared to the same period in 2019.

Index

For the six months ended June 30, 2020, RPO recruitment adjusted net revenue decreased by $0.3 million, or 4%, while contracting adjusted net revenue increased by $0.2 million, or 24%, as compared to the same period in 2019.

In Australia, adjusted net revenue increased by $0.1 million, or 2%, for the six months ended June 30, 2020, as compared to the same period in 2019. The increase was primarily in contracting adjusted net revenue of $0.2 million, or 33%, for the six months ended June 30, 2020, as compared to the same period in 2019. This increase was partially offset by a decrease in RPO recruitment adjusted net revenue of $0.1 million, or 1%.

In Asia, adjusted net revenue decreased $0.3 million, or 10%, for the six months ended June 30, 2020, as compared to the same period in 2019.

Total adjusted net revenue as a percentage of revenue was 26% for the three months ended June 30, 2020, as compared to 31% for the same period in 2019. The decrease in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of contracting revenue and a lower margin service to RPO recruitment revenue, in 2020 as compared to 2019.

Total adjusted net revenue as a percentage of revenue was 26% for the six months ended June 30, 2020, as compared to 39% for the same period in 2019. The decrease in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of contracting revenue and a lower margin service to RPO recruitment revenue, in 2020 as compared to 2019.
SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$3.8	$4.8	$(1.0)	(21)%	$8.0	$9.1	$(1.1)	(12)%
SG&A and Non-Op as a percentage of revenue	20%	29%	N/A	N/A	22%	37%	N/A	N/A

For the three months ended June 30, 2020, SG&A and Non-Op decreased $1.0 million, or 21%, as compared to the same period in 2019. The decrease was primarily due to lower consultant staff costs and overhead costs, partly reflecting cost-cutting efforts due to the impact of COVID-19.

For the six months ended June 30, 2020, SG&A and Non-Op decreased $1.1 million, or 12%, as compared to the same period in 2019. The decrease was principally due to the factors noted above.

For the three months ended June 30, 2020, SG&A and Non-Op, as a percentage of revenue, was 20%, as compared to 29% for the same period in 2019. The decrease was principally due to higher revenue and lower costs.

For the six months ended June 30, 2020, SG&A and Non-Op, as a percentage of revenue, was 22%, as compared to 37% for the same period in 2019. The decrease was principally due to the factors noted above.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Operating income	$0.9	$0.7	$0.2	37%	$1.4	$0.8	$0.6	73%
EBITDA	$1.0	$0.4	$0.7	181%	$1.4	$0.3	$1.0	N/M
EBITDA as a percentage of revenue	5%	2%	N/A	N/A	4%	1%	N/A	N/A
N/M = not meaningful

Index

For the three months ended June 30, 2020, EBITDA was $1.0 million, or 5% of revenue, as compared to EBITDA of $0.4 million, or 2% of revenue, for the same period in 2019.
For the six months ended June 30, 2020, EBITDA was $1.4 million, or 4% of revenue, as compared to EBITDA of $0.3 million, or 1% of revenue, for the same period in 2019. The increase in EBITDA was principally due to the decrease in SG&A and Non-Op noted above.
For the three months ended June 30, 2020, operating income was $0.9 million, as compared to operating income of $0.7 million for the same period in 2019. The increase in operating income was principally due to the change in EBITDA described above.
For the six months ended June 30, 2020, operating income was $1.4 million, as compared to operating income of $0.8 million for the same period in 2019. The increase in operating income was principally due to the change in EBITDA described above.

Index

Europe (constant currency)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Revenue	$3.5	$4.8	$(1.3)	(27)%	$7.5	$9.1	$(1.6)	(18)%

For the three months ended June 30, 2020, contracting revenue and recruitment revenue decreased by $1.1 million, or 50%, and $0.2 million, or 7%, respectively, as compared to the same period in 2019, due in part to the impact of COVID-19.

In the U.K., for the three months ended June 30, 2020, revenue decreased by $1.3 million, or 30%, as compared to the same period in 2019. The change was driven by an decrease in contracting revenue of $1.1 million, or 50%, as compared to the same period in 2019.

In Continental Europe, total revenue of $0.5 million for the three months ended June 30, 2020 was in line with the same period in 2019.

For the six months ended June 30, 2020, contracting revenue decreased by $1.8 million, or 42%, while RPO recruitment increased by $0.2 million, or 5%, as compared to the same period in 2019.

In the U.K., for the six months ended June 30, 2020, revenue decreased by $1.8 million, or 22%, to $6.5 million, from $8.3 million for the same period in 2019. The decrease was primarily driven by a decline in contracting revenue of $1.8 million, or 42%.

In Continental Europe, total revenue was $1.0 million for the six months ended June 30, 2020, as compared to $0.9 million for the same period in 2019, for an increase of $0.2 million, or 22%, due to higher demand at existing recruitment clients.
Adjusted net revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Adjusted net revenue	$2.2	$2.6	$(0.4)	(14)%	$4.6	$4.6	$0.1	1%
Adjusted net revenue as a percentage of revenue	63%	53%	N/A	N/A	62%	50%	N/A	N/A

For the three months ended June 30, 2020, adjusted net revenue decreased by $0.4 million, or 14%, primarily driven by a decline in RPO recruitment of $0.3 million, or 12%, as compared to the same period in 2019, due to the same factors noted for revenue above.

In the U.K., total adjusted net revenue for the three months ended June 30, 2020 decreased by $0.4 million, or 18%, as compared to the same period in 2019. The decrease was driven by RPO recruitment adjusted net revenue, which delined by $0.3 million, or 16%, as compared to the same period in 2019.

In Continental Europe, for the three months ended June 30, 2020, total adjusted net revenue was in line with the same period in 2019.

For the six months ended June 30, 2020, adjusted net revenue increased by $0.1 million, or 1%, driven by a RPO recruitment increase of $0.1 million, or 3%, partially offset by a decrease in contracting revenue of $0.1 million, or 34%, as compared to the same period in 2019.

Index

In the U.K., total adjusted net revenue for the six months ended June 30, 2020 decreased $0.1 million, or 4%, as compared to the same period in 2019. The change in the U.K. was driven by a decrease in RPO recruitment and contracting of $0.1 million, or 1%, and $0.1 million, or 34%, respectively as compared to the same period in 2019.

In Continental Europe, for the six months ended June 30, 2020, total adjusted net revenue increased $0.2 million as compared to the same period in 2019.
SG&A and Non-Op

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
SG&A and Non-Op	$1.9	$2.5	$(0.6)	(25)%	$4.3	$4.9	$(0.6)	(13)%
SG&A and Non-Op as a percentage of revenue	54%	53%	N/A	N/A	57%	54%	N/A	N/A

For the three months ended June 30, 2020, SG&A and Non-Op decreased $0.6 million, or 25%, as compared to the same period in 2019, partly reflecting cost-cutting efforts due to the impact of COVID-19. The decrease in SG&A and Non-Op was a result of lower consultant and overhead costs as compared to the prior year.

For the six months ended June 30, 2020, SG&A and Non-Op decreased $0.6 million, or 13%, as compared to the same period in 2019. The decrease in SG&A and Non-Op was due to the same factors noted above.

For the three months ended June 30, 2020, SG&A and Non-Op, as a percentage of revenue, was 54%, as compared to 53% for the same period in 2019. The increase in SG&A and Non-Op, as a percentage of revenue, for the three months ended June 30, 2020 was primarily due to the decline in revenue noted above.

For the six months ended June 30, 2020, SG&A and Non-Op, as a percentage of revenue, was 57%, as compared to 54% for the same period in 2019. The decrease in SG&A and Non-Op, as a percentage of revenue, for the six months ended June 30, 2020 was primarily due to the same factors noted above.

Operating Income and EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Operating income (loss)	$0.1	$0.1	$(0.1)	(42)%	$0.1	$(0.1)	$0.2	N/M
EBITDA (loss)	$0.3	$—	$0.3	N/M	$0.4	$(0.3)	$0.7	N/M
EBITDA (loss) as a percentage of revenue	9%	1%	N/A	N/A	5%	(3)%	N/A	N/A
N/M = not meaningful

For the three months ended June 30, 2020, EBITDA was $0.3 million, or 9% of revenue, as compared to EBITDA of $0.0 million, or 1% of revenue, for the the same period in 2019.

For the six months ended June 30, 2020, EBITDA was $0.4 million, or 5% of revenue, as compared to EBITDA loss of $0.3 million, or 3% of revenue, for the same period in 2019. The increase in EBITDA was principally due to the decrease in SG&A and Non-Op noted above.
For the three months ended June 30, 2020, operating income was $0.1 million, as compared to operating income of $0.1 million for the same period in 2019. The increase in income was principally due to the decrease in SG&A and Non-Op noted above.

Index

For the six months ended June 30, 2020, operating income was $0.1 million as compared to operating loss of $0.1 million for the same period in 2019. The increase in operating income was due to the same factors noted above.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expenses Allocations

Corporate expenses were $0.9 million for the three months ended June 30, 2020, as compared to $1.7 million for the same period in 2019, representing a decrease of $0.8 million. The decrease for the three months ended June 30, 2020 was primarily due to lower staff costs, which in 2019 reflected severance expense of $0.5 million (see Note 9), compared to severance expense of $0.1 million in 2020. The decrease also reflected lower stock compensation expense and professional fees.

For the six months ended June 30, 2020, corporate expenses were $1.7 million as compared to $2.9 million for the same period in 2019, for a decrease of $1.1 million. The decrease for the six months ended June 30, 2020 was due to the same factors noted as above.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.0 million for the three and six months ended June 30, 2020, respectively, as compared to $0.0 million for the same periods in 2019.

Interest Income, Net

Interest income was $0.0 million and $0.1 million for the three and six months ended June 30, 2020, respectively, as compared to $0.1 million and $0.4 million for the same periods in 2019, respectively.

Other income (expense), Net

Other income was $0.3 million and $0.4 million for the three and six months ended June 30, 2020, respectively, as compared to $0.1 million expense for the same periods in 2019. The increase was primarily due to government assistance received in exchange for maintaining certain levels of compensation and other costs in response to the COVID-19 pandemic, mainly in the U.K. and in Singapore. See Note 2 to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2020, was $0.4 million on $0.9 million of pre-tax loss from continuing operations, as compared to a provision for income tax of $0.2 million on $2.5 million of pre-tax loss from continuing operations for the same period in 2019. The effective tax rates for the six months ended June 30, 2020 and 2019 were negative 41% and negative 8%, respectively. For the six months ended June 30, 2020, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, variations from the U.S. Federal statutory rate in foreign jurisdictions, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.

Net Income (Loss)

Net loss was $0.8 million for the three months ended June 30, 2020 as compared to net loss of $0.9 million for the three months ended June 30, 2019. Basic and diluted loss per share were $0.27 for the three months ended June 30, 2020, as compared to basic and diluted loss per share of $0.29 for the same period in 2019.

Net loss was $1.3 million for the six months ended June 30, 2020, as compared to net loss of $2.8 million for the same period in 2019, a decrease in net loss of $1.5 million. Basic and diluted loss per share were $0.43 for the six months ended June 30, 2020, as compared to basic and diluted loss per share of $0.88 for the same period in 2019.

Index

Liquidity and Capital Resources

As of June 30, 2020, cash and cash equivalents and restricted cash totaled $29.9 million , as compared to $31.7 million as of December 31, 2019. The following table summarizes the Company's cash flow activities for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
$ in millions	2020	2019
Net cash used in operating activities	$(0.9)	$(7.7)
Net cash used in by investing activities	—	(0.1)
Net cash used in financing activities	(0.9)	(4.3)
Effect of exchange rates on cash, cash equivalents, and restricted cash	—	0.1
Net decrease in cash, cash equivalents, and restricted cash	$(1.8)	$(12.0)

Cash Flows from Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $0.9 million, as compared to $7.7 million of net cash used in operating activities for the same period in 2019, resulting in a decrease in net cash used in operating activities of $6.9 million. The decrease in net cash used in operating activities resulted principally from more favorable working capital comparisons to the prior year, as well as the decrease in net loss.

Cash Flows from Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was $0.0 million, as compared to $0.1 million of net cash provided by investing activities for the same period in 2019.

Cash Flows from Financing Activities

For the six months ended June 30, 2020, net cash used in financing activities was $0.9 million, as compared to net cash used in financing activities of $4.3 million for the same period in 2019, resulting in a decrease in net cash used by financing activities of $3.3 million. The decrease in net cash used in financing activities was attributable to fewer shares repurchased, for an aggregate of $2.3 million in 2020 compared to $4.3 million in 2019, as well as proceeds from the PPP loan of $1.3 million in 2020.

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited ("NAB"). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of June 30, 2020, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $5 and $10 thousand for the three and six months ended June 30, 2020, respectively. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of June 30, 2020.

Index

Liquidity Outlook

As of June 30, 2020, the Company had cash and cash equivalents on hand of $29.5 million, supplemented by a loan of $1.3 million received in connection with the Paycheck Protection Program (“PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (“SBA”). The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's financial position as of June 30, 2020. The Company's near-term cash requirements during 2020 are primarily related to funding operations. For the full year 2020, the Company expects to make capital expenditures of less than $0.5 million.
As of June 30, 2020, $20.1 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($2.9 million), Switzerland ($1.4 million), Hong Kong ($1.1 million), Belgium ($1.0 million), China ($1.0 million), the U.K. ($0.9 million), and Singapore ($0.6 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
For matters that reached the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company’s reserves were $0.0 million as of June 30, 2020 and December 31, 2019, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index

Recent Accounting Pronouncements
See Note 3 to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 31, 2020 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended June 30, 2020.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that the Company believes to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe," and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the adverse impacts of the recent coronavirus, or COVID-19, outbreak, (3) the Company’s ability to successfully achieve its strategic initiatives, (4) risks related to the Company’s large cash balance relative to its market capitalization as a small public company, (5) risks related to potential acquisitions or dispositions of businesses by the Company, (6) the Company’s ability to retain and recruit qualified management and/or advisors, (7) the Company’s ability to operate successfully as a company focused on its RPO business, (8) risks related to fluctuations in the Company's operating results from quarter to quarter, (9) the ability of clients to terminate their relationship with the Company at any time, (10) competition in the Company's markets, (11) the negative cash flows and operating losses that may recur in the future, (12) risks relating to how future credit facilities may affect or restrict our operating flexibility, (13) risks associated with the Company's investment strategy, (14) risks related to international operations, including foreign currency fluctuations, political events, natural disasters or health crises, including the ongoing COVID-19 outbreak, (15) the Company's dependence on key management personnel, (16) the Company's ability to attract and retain highly skilled professionals, (17) the Company's ability to collect accounts receivable, (18) the Company’s ability to maintain costs at an acceptable level, (19) the Company's heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (20) risks related to providing uninterrupted service to clients, (21) the Company's exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (22) the Company’s ability to utilize net operating loss carry-forwards, (23) volatility of the Company's stock price, (24) the impact of government regulations, (25) restrictions imposed by blocking arrangements, and (26) those risks set forth in "Risk Factors." The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the six months ended June 30, 2020, the Company earned approximately 90% of its revenue from continuing operations outside the U.S., and it collected payments in local currency, and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS

As of June 30, 2020, there have not been any material changes to the information set forth in Item 1A. "Risk Factors" disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of common stock by the Company during the quarter ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2020 - April 30, 2020	—	$—	—	$1,703,000
May 1, 2020 - May 31, 2020	—	$—	—	$1,703,000
June 1, 2020 - June 30, 2020	—	$—	—	$1,703,000
Total	—	$—	—	$1,703,000

(a)
On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 11 for further details. As of June 30, 2020, the Company had repurchased 432,563 shares for a total cost of approximately $8.3 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

On March 27, 2020, the Company completed the purchase of 259,331 shares in connection with transactions with certain stockholders for a total cost of $2.2 million, including fees (see Note 11 for further information).

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
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

** Furnished, not filed.

Index

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	August 5, 2020	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2020	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)