Form 10-Q
period 2020-09-30
Hudson Global, Inc.
filed 2020-11-05
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 21, 2020
Common Stock - $0.001 par value	2,684,971

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$25,413	$25,762	$74,117	$68,363

Operating expenses:
Direct contracting costs and reimbursed expenses	16,343	14,366	46,319	35,912
Salaries and related	8,098	8,857	24,650	27,758
Other selling, general and administrative	2,049	2,022	5,584	6,911
Depreciation and amortization	25	23	73	62
Total operating expenses	26,515	25,268	76,626	70,643
Operating (loss) income	(1,102)	494	(2,509)	(2,280)
Non-operating income (expense):
Interest income, net	14	88	133	526
Other income (expense), net	96	(87)	474	(215)
(Loss) income from continuing operations before provision for income taxes	(992)	495	(1,902)	(1,969)
Provision for income taxes from continuing operations	165	149	538	356
(Loss) income from continuing operations	(1,157)	346	(2,440)	(2,325)
(Loss) income from discontinued operations, net of income taxes	—	18	—	(113)
Net (loss) income	$(1,157)	$364	$(2,440)	$(2,438)
Basic and diluted loss per share:
(Loss) earnings per share from continuing operations	$(0.41)	$0.11	$(0.84)	$(0.74)
(Loss) earnings per share from discontinued operations	—	0.01	—	(0.04)
(Loss) earnings per share	$(0.41)	$0.12	$(0.84)	$(0.77)
Weighted-average shares outstanding:
Basic	2,858	3,082	2,920	3,150
Diluted	2,858	3,118	2,920	3,150

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Comprehensive (loss) income:
Net (loss) income	$(1,157)	$364	$(2,440)	$(2,438)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of applicable income taxes	489	(338)	146	(379)
Total other comprehensive income (loss), net of income taxes	489	(338)	146	(379)
Comprehensive (loss) income	$(668)	$26	$(2,294)	$(2,817)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$29,345	$31,190
Accounts receivable, less allowance for doubtful accounts of $20 and $174, respectively	11,916	12,795
Restricted cash, current	154	148
Prepaid and other	1,213	804
Total current assets	42,628	44,937
Property and equipment, net	132	186
Operating lease right-of-use assets	269	401
Deferred tax assets	725	793
Restricted cash	234	380
Other assets	7	7
Total assets	$43,995	$46,704
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$392	$1,064
Accrued expenses and other current liabilities	8,920	8,178
Short-term debt	810	—
Operating lease obligations, current	230	246
Total current liabilities	10,352	9,488
Income tax payable	859	845
Operating lease obligations	43	160
Long-term debt	516	—
Other liabilities	167	177
Total liabilities	11,937	10,670
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 3,672 and 3,663 shares issued; 2,685 and 2,936 shares outstanding, respectively	4	4
Additional paid-in capital	486,659	486,088
Accumulated deficit	(438,947)	(436,507)
Accumulated other comprehensive loss, net of applicable tax	(333)	(479)
Treasury stock, 987 and 726 shares, respectively, at cost	(15,325)	(13,072)
Total stockholders' equity	32,058	36,034
Total liabilities and stockholders' equity	$43,995	$46,704

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,440)	$(2,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73	62
Provision for doubtful accounts	33	66
Provision for (benefit from) deferred income taxes	76	(258)
Stock-based compensation	571	811
Changes in assets and liabilities, net of effect of dispositions:
Decrease (increase) in accounts receivable	833	(6,358)
(Increase) decrease in prepaid and other assets	(418)	298
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(86)	267
Net cash used in operating activities	(1,358)	(7,550)
Cash flows from investing activities:
Capital expenditures	(19)	(70)
Net cash used in investing activities	(19)	(70)
Cash flows from financing activities:
Net borrowings and repayments under credit agreements	—	—
Proceeds from government lending	1,326	—
Purchase of treasury stock	(2,239)	(4,482)
Purchase of restricted stock from employees	(14)	(41)
Net cash used in financing activities	(927)	(4,523)
Effect of exchange rates on cash, cash equivalents and restricted cash	319	(36)
Net decrease in cash, cash equivalents and restricted cash	(1,985)	(12,179)
Cash, cash equivalents, and restricted cash, beginning of the period	31,718	41,060
Cash, cash equivalents, and restricted cash, end of the period	$29,733	$28,881
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1	$5
Cash received during the period for interest	$139	$530
Net cash payments during the period for income taxes	$676	$484
Cash paid for amounts included in operating lease liabilities	$198	$246
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$77	$723

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Shares	Value	Shares (a)	Value	Shares	Value	Shares	Value
Total stockholders' equity, beginning balance	2,685	$32,392	2,960	$34,001	2,936	$36,034	3,190	$40,487

Common stock and additional paid-in capital:
Beginning balance	3,672	486,329	3,658	485,740	3,663	486,092	3,613	485,131
Stock-based compensation expense	—	334	2	202	9	571	47	811
Ending balance	3,672	486,663	3,660	485,942	3,672	486,663	3,660	485,942

Treasury stock:
Beginning balance	(987)	(15,325)	(698)	(12,738)	(726)	(13,072)	(423)	(8,486)
Purchase of treasury stock	—	—	(23)	(270)	(260)	(2,239)	(296)	(4,482)
Purchase of restricted stock from employees	—	—	—	(1)	(1)	(14)	(2)	(41)
Ending balance	(987)	(15,325)	(721)	(13,009)	(987)	(15,325)	(721)	(13,009)

Accumulated other comprehensive (loss) income:
Beginning balance		(822)		(647)		(479)		(606)
Other comprehensive income (loss)		489		(338)		146		(379)
Ending balance		(333)		(985)		(333)		(985)

Accumulated deficit:
Beginning balance		(437,790)		(438,354)		(436,507)		(435,552)
Net (loss) income		(1,157)		364		(2,440)		(2,438)
Ending balance		(438,947)		(437,990)		(438,947)		(437,990)

Total stockholders' equity, ending balance	2,685	$32,058	2,939	$33,958	2,685	$32,058	2,939	$33,958

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year. The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intra-entity balances and transactions between and among the Company and its subsidiaries have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation with no material impact on the condensed consolidated financial statements. All per share amounts and shares outstanding for the three and nine months ended September 30, 2020 and all prior periods reflect the Company's 1-for-10 reverse stock split, which was effective June 10, 2019. For more information, see Note 2.

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

In connection with the COVID-19 pandemic, certain foreign government organizations have begun to offer wage assistance subsidies and tax credits to companies in exchange for maintaining specified levels of compensation and related costs for employees residing in those countries. The Company recognizes the receipt of funds from these organizations in the Other income (expense), net caption on the Condensed Consolidated Statements of Operations. For the three and nine months ended

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

September 30, 2020, the Company received $199 and $464, respectively, related to foreign government assistance, which amounts are included within Other income (expense), net. In the United States, the Company received a $1.3 million loan in connection with the Paycheck Protection Program (“PPP”), administered by the U.S. Small Business Administration (“SBA”), under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). All or a portion of the PPP loan may be forgiven by the SBA under certain conditions. Subsequent to the end of the third quarter, the Company applied for loan forgiveness. To the extent that forgiveness is obtained for any portion of the loan in the future, it will be reflected in Other income (expense), net. For more information, see Note 9.

On June 10, 2019, the Company announced a reverse stock split of its outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-10 (the “Reverse Split”) and that it had filed a Certificate of Amendment of the Company's Amended and Restated Certificate of Incorporation in order to effect the Reverse Split. The filed certificate also reduced the number of authorized shares of common stock to 20 million shares. The Reverse Split and reduction in authorized shares were approved by the Company's Board of Directors (the "Board") on February 25, 2019, and it was approved by the stockholders of the Company at the annual meeting on May 6, 2019. The Board approved the ratio of 1-for-10 on May 24, 2019, and the Reverse Split became effective as of the close of business on June 10, 2019. The Reverse Split had no effect on the par value of the Company's common stock but it reduced the number of issued and outstanding shares of common stock by a factor of 10. Accordingly, the issued and outstanding shares, stock-based compensation disclosures, net loss per share, and other share and per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this Reverse Split.

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

We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transfer services. We do not have any material contract assets or liabilities as of and for the nine months ended September 30, 2020.

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

RPO Recruitment. We provide complete recruitment outsourcing, project-based outsourcing, and recruitment consulting for clients' permanent staff hires. We recognize revenue for our RPO recruitment over time in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. The transaction prices contain both fixed fees and variable consideration. Variable consideration is constrained by candidates accepting offers of permanent employment. We recognize revenue on the fixed fees as the performance obligations are satisfied and variable fees as the constraint is lifted. We do not incur incremental costs to obtain our RPO recruitment contracts. The costs to fulfill these contracts are expensed as incurred.

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

	Three Months Ended September 30,
	2020	2019
RPO Recruitment	$8,780	$11,507
Contracting	16,633	14,255
Total Revenue	$25,413	$25,762

	Nine Months Ended September 30,
	2020	2019
RPO Recruitment	$27,488	$32,790
Contracting	46,629	35,573
Total Revenue	$74,117	$68,363

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

Reported results for the discontinued operations were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Loss from sale of discontinued operations	$18	$(113)
Loss from discontinued operations before income taxes	18	(113)
Provision for income taxes	—	—
Loss from discontinued operations, net of income taxes	$18	$(113)

NOTE 6 – STOCK-BASED COMPENSATION
Incentive Compensation Plan
The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated May 24, 2016 and further amended on September 14, 2020 (the "ISAP"), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. The Compensation Committee (the "Compensation Committee") of the Board will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. As determined by the Compensation Committee, equity awards also may be subject to immediate vesting upon the occurrence of certain events following a change in control of the Company. The Company primarily grants restricted stock and restricted stock units to its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On September 14, 2020, the Company's stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 250,000 shares. As of September 30, 2020, there were 265,076 shares of the Company’s common stock available for future issuance under the ISAP.
The Company also maintains the Director Deferred Share Plan (the "Director Plan") pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company's Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the nine months ended September 30, 2020, the Company granted 42,134 restricted stock units to its non-employee directors pursuant to the Director Plan.
As of September 30, 2020, 196,911 restricted stock units are deferred under the Company’s ISAP.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

For the three and nine months ended September 30, 2020 and 2019, the Company’s stock-based compensation expense related to stock options and restricted stock units was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$—	$—	$—	$—
Restricted stock units	334	202	571	811
Total	$334	$202	$571	$811

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.
As of September 30, 2020, the Company had no unrecognized stock-based compensation expense related to outstanding unvested stock options.
Changes in the Company’s stock options for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020		2019
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	5,000	$24.90	5,000	$24.90
Expired/forfeited	—	—	—	—
Options outstanding at September 30,	5,000	$24.90	5,000	$24.90
Options exercisable at September 30,	5,000	$24.90	5,000	$24.90

Restricted Stock Units
As of September 30, 2020, the Company had approximately $87 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.30 years. Restricted stock units have no voting or dividend rights until the awards are vested.
Changes in the Company’s restricted stock units for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020		2019
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	63,436	$15.12	57,773	$15.68
Granted	10,310	$9.01	85,139	$15.04
Shares earned above target (a)	—	$—	723	$17.00
Vested	(33,188)	$12.83	(61,612)	$14.91
Forfeited	(22,384)	$15.20	(15,090)	$15.38
Unvested restricted stock units at September 30,	18,174	$15.75	66,933	$15.22

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

(a)	The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

Subsequent to the end of the third quarter, on October 1, 2020, the Company granted 52,226 shares of common stock to be issued over 30 months in connection with the acquisition of Coit Staffing, Inc. See Note 14 for additional information.

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

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus packages. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The CARES Act, which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based-tax laws. The enactment of the CARES Act and other COVID-19 measures did not result in any material adjustments to our income tax provision for the three and nine months ended September 30, 2020, or to our net deferred tax assets as of September 30, 2020. The Company continues to monitor federal, state, and international regulatory developments in relation to COVID-19 and their potential impact on our operations.

Effective Tax Rate
The provision for income taxes for the nine months ended September 30, 2020 was $538 on a pre-tax loss from continuing operations of $1,902, compared to a provision for income taxes of $356 on pre-tax loss from continuing operations of $1,969 for the same period in 2019. The Company’s effective income tax rate was negative 28% and negative 18% for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, changes to unrecognized tax benefits, foreign tax rate differences, and non-deductible expenses.
Uncertain Tax Positions
As of September 30, 2020 and December 31, 2019, the Company had $654 and $663, respectively, of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of September 30, 2020 and December 31, 2019, the Company had $563 and $551, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
Based on information available as of September 30, 2020, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $200 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses ("NOLs") remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of September 30, 2020, the Company's open tax years, which remain subject to examination by the relevant tax authorities, were principally as follows:

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Year
Earliest tax years which remain subject to examination by the relevant tax authorities:
U.S. Federal	2016
Majority of U.S. state and local jurisdictions	2015
Australia	2018
Belgium	2017
Canada	2015
Netherlands	2014
Switzerland	2015
United Kingdom	2018
Jurisdictions in Asia	2018
The Company believes that its unrecognized tax benefits as of September 30, 2020 are appropriately recorded for all years subject to examination above.

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
A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the three and nine months ended September 30, 2020 and 2019 were as follows:

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020		2019	2020		2019
Loss per share ("EPS"):
EPS - basic and diluted:
(Loss) earnings per share from continuing operations	$(0.41)		$0.11	$(0.84)		$(0.74)
Earnings (loss) per share from discontinued operations	—		0.01	—		(0.04)
(Loss) earnings per share	$(0.41)		$0.12	$(0.84)		$(0.77)
EPS numerator - basic and diluted:
(Loss) income from continuing operations	$(1,157)		$346	$(2,440)		$(2,325)
Income (loss) from discontinued operations	—		18	—		(113)
Net (loss) income	$(1,157)		$364	$(2,440)		$(2,438)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	2,858		3,082	2,920		3,150
Common stock equivalents: stock options and restricted stock units (a)	—	(a)	36	—	(a)	—	(a)
Weighted average number of common stock outstanding - diluted	2,858		3,118	2,920		3,150

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

The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2020 and 2019 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unvested restricted stock units	18,174	—	18,174	66,933
Stock options	5,000	5,000	5,000	5,000
Total	23,174	5,000	23,174	71,933

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
For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The legal reserves are included under the caption "Other non-current liabilities" in the Condensed Consolidated Balance Sheets. The Company's reserves were $0 as of September 30, 2020 and December 31, 2019, respectively.

Departure of Chief Financial Officer

As previously disclosed, on May 31, 2019, the Company and Patrick Lyons, the Company's former Chief Financial Officer, determined that Mr. Lyons would leave his positions with the Company effective June 30, 2019. As a result, during the three and six months ended June 30, 2019, the Company recognized compensation expense of $485 to its former Chief Financial Officer classified within salaries and related expense in the Company's Condensed Consolidated Statements of Operations. Additionally, Mr. Lyons agreed to serve as a consultant to the Company to assist with certain financial and operational matters from July 1, 2019 through December 31, 2019. In consideration for his services as a consultant, the Company paid Mr. Lyons 750 shares of the Company’s common stock at the end of each month during the term of his consulting agreement with the Company.
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
None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the nine months ended September 30, 2020 and 2019 were $407 and $399, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of September 30, 2020 was 1.1 years.
As of September 30, 2020, future minimum operating lease payments are as follows:

	2020	2021	2022	Total
Minimum lease payments	$69	$182	$22	$273

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of September 30, 2020, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 and $14 for the three and nine months ended September 30, 2020, respectively.

The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2020.

Amounts borrowed from the NAB Facility are large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Condensed Consolidated Statements of Cash Flows.

Paycheck Protection Program

On April 26, 2020, the Company's wholly owned U.S. subsidiary, Hudson Global Resources Management, Inc., received a $1.3 million loan in connection with the PPP as part of the CARES Act, administered by the SBA. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company's customers and the Company's dependency to curtail expenses to fund ongoing operations as the anticipated reduction in RPO recruitment revenue is expected to impact the business. The PPP loan proceeds are used to help offset payroll costs as stipulated in the legislation. All or a portion of the PPP loan may be forgiven by the SBA upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities. The Company intends to comply with the loan forgiveness provisions in the legislation, however, there are no assurances that the Company will obtain forgiveness for any portion of the loan.

The PPP loan has a 1.00% interest rate and is scheduled to mature on April 26, 2022. The loan is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. As of September 30, 2020, $810 of the PPP loan proceeds are reflected in Short-term debt, $516 are reflected in Long-term debt on the Condensed Consolidated Balance Sheets, and the Company recorded $6 of interest expense. As of September 30, 2020, the Company is in compliance with all provisions related to the PPP loan.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of applicable tax, consisted of the following:

	September 30,	December 31,
	2020	2019
Foreign currency translation adjustments	$(333)	$(479)
Accumulated other comprehensive loss	$(333)	$(479)

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 11 – STOCKHOLDERS' EQUITY
Common Stock

On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the nine months ended September 30, 2020, no purchases of shares were made under this authorization. The Company repurchased 48,706 shares on the open market for $655 during the same period last year. As of September 30, 2020, under the July 30, 2015 authorization, the Company had repurchased 432,563 shares for a total cost of $8,297.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended September 30, 2020
Revenue, from external customers	$1,934	$19,877	$3,602	$—	$—	$25,413
Inter-segment revenue	97	—	—	—	(97)	—
Total revenue	$2,031	$19,877	$3,602	$—	$(97)	$25,413
Adjusted net revenue, from external customers (a)	$1,678	$5,002	$2,390	$—	$—	$9,070
Inter-segment adjusted net revenue	97	—	(97)	—	—	—
Total adjusted net revenue	$1,775	$5,002	$2,293	$—	$—	$9,070
EBITDA (loss) (b)	$(789)	$517	$(40)	$(669)	$—	$(981)
Depreciation and amortization	(5)	(13)	(6)	(1)	—	(25)
Intercompany interest (expense) income, net	—	(81)	—	81	—	—
Interest (expense) income, net	(4)	2	—	16	—	14
Income (loss) from continuing operations before income taxes	$(798)	$425	$(46)	$(573)	$—	$(992)

For The Nine Months Ended September 30, 2020
Revenue, from external customers	$7,328	$55,661	$11,128	$—	$—	$74,117
Inter-segment revenue	97	6	—	—	(103)	—
Total revenue	$7,425	$55,667	$11,128	$—	$(103)	$74,117
Adjusted net revenue, from external customers (a)	$6,431	$14,331	$7,036	$—	$—	$27,798
Inter-segment adjusted net revenue	97	6	(103)	—	—	—
Total adjusted net revenue	$6,528	$14,337	$6,933	$—	$—	$27,798
EBITDA (loss) (b)	$(1,767)	$1,879	$323	$(2,397)	$—	$(1,962)
Depreciation and amortization	(14)	(38)	(17)	(4)	—	(73)
Intercompany interest (expense) income, net	—	(240)	—	240	—	—
Interest (expense) income, net	(6)	2	—	137	—	133
Income (loss) from continuing operations before income taxes	$(1,787)	$1,603	$306	$(2,024)	$—	$(1,902)

As of September 30, 2020
Accounts receivable, net	$1,353	$7,558	$3,005	$—	$—	$11,916
Total assets	$3,809	$14,022	$7,597	$18,567	$—	$43,995

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended September 30, 2019
Revenue, from external customers	$3,510	$17,436	$4,816	$—	$—	$25,762
Inter-segment revenue	12	—	(1)	—	(11)	—
Total revenue	$3,522	$17,436	$4,815	$—	$(11)	$25,762
Adjusted net revenue, from external customers (a)	$3,205	$5,574	$2,617	$—	$—	$11,396
Inter-segment adjusted net revenue	11	(12)	—	—	1	—
Total adjusted net revenue	$3,216	$5,562	$2,617	$—	$1	$11,396
EBITDA (loss) (b)	$3	$821	$178	$(572)	$—	$430
Depreciation and amortization	(5)	(12)	(5)	(1)	—	(23)
Intercompany interest (expense) income, net	—	(95)	—	95	—	—
Interest income, net	—	(4)	—	92	—	88
Income (loss) from continuing operations before income taxes	$(2)	$710	$173	$(386)	$—	$495

For The Nine Months Ended September 30, 2019
Revenue, from external customers	$10,632	$43,569	$14,162	$—	$—	$68,363
Inter-segment revenue	75	—	2	—	(77)	—
Total revenue	$10,707	$43,569	$14,164	$—	$(77)	$68,363
Adjusted net revenue, from external customers (a)	$9,558	$15,584	$7,309	$—	$—	$32,451
Inter-segment adjusted net revenue	72	(70)	3	—	(5)	—
Total adjusted net revenue	$9,630	$15,514	$7,312		$(5)	$32,451
EBITDA (loss) (b)	$17	$1,135	$(139)	$(3,446)	$—	$(2,433)
Depreciation and amortization	(14)	(27)	(18)	(3)	—	(62)
Intercompany interest (expense) income, net	—	(296)	—	296	—	—
Interest income, net	—	(4)	—	530	—	526
Income (loss) from continuing operations before income taxes	$3	$808	$(157)	$(2,623)	$—	$(1,969)

As of September 30, 2019
Accounts receivable, net	$3,295	$8,594	$3,849	$(47)	$—	$15,691
Total assets	$5,122	$11,930	$7,003	$23,094	$—	$47,149

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

Geographic Data Reporting
A summary of revenues for the three and nine months ended September 30, 2020 and 2019 and net assets by geographic area as of September 30, 2020 and 2019, presented net of discontinued operations, were as follows:

	Australia	United Kingdom	United States	Other	Total
For The Three Months Ended September 30, 2020
Revenue (a)	$18,085	$3,151	$1,620	$2,557	$25,413
For The Three Months Ended September 30, 2019
Revenue (a)	$15,325	$4,295	$3,219	$2,923	$25,762
For The Nine Months Ended September 30, 2020
Revenue (a)	$50,082	$9,629	$6,393	$8,013	$74,117
For The Nine Months Ended September 30, 2019
Revenue (a)	$37,382	$12,794	$9,759	$8,428	$68,363
As of September 30, 2020
Net assets	$4,581	$3,397	$18,388	$5,692	$32,058
As of September 30, 2019
Net assets	$2,737	$2,358	$23,387	$5,476	$33,958

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

NOTE 14 – SUBSEQUENT EVENT

On October 1, 2020, the Company, entered into an asset purchase agreement (the “APA”) by and among the Company, Hudson Coit, Inc., a wholly-owned subsidiary of the Company (“Buyer”), Coit Staffing, Inc. (“Seller”), Joe Belluomini and Tim Farrelly (together with Mr. Belluomini, the “Principals”) and completed the acquisition by Buyer of substantially all of the assets used in the business of the Seller and assumed certain liabilities of the Seller, as set forth in the APA (the “Acquisition”).

As outlined in the APA, the Seller received (i) Four Million Dollars ($4,000,000) in cash subject to certain adjustments set forth in the APA at the closing of the Acquisition; (ii) a promissory note in the aggregate principal amount of One Million Three Hundred Fifty Thousand Dollars ($1,350,000), payable in installments on the first, second and third anniversaries of the closing and subject to the satisfaction of certain conditions as further described in the APA; (iii) Five Hundred Thousand Dollars ($500,000) worth of shares of the Company’s common stock with the amount of such shares to be determined by dividing $500,000 by the volume weighted average price of the Company's common stock for the five trading days prior to the closing date and to be issued in three equal installments on each of the 10 month, 20 month, and 30 month anniversaries of the closing date, subject to the satisfaction of certain conditions as further described in the APA; and (iv) earn-out payments in an aggregate amount not to exceed Three Million Five Hundred Thirty Thousand Dollars ($3,530,000) over a two-year period upon the achievement of certain performance thresholds, subject to the satisfaction of certain conditions as further described in the APA.

In connection with the Acquisition, the Principals each entered into employment agreements with the Company with a term of two years.

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

This MD&A discusses the results of the Company’s RPO businesses for the three and nine months ended September 30, 2020 and 2019.

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

The COVID-19 pandemic affected the Company’s operations in the third quarter, and may continue to do so in future quarters. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales or on economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Financial Performance

The Company achieved mixed financial performance for the third quarter of 2020. On a constant currency basis, for the three months ended September 30, 2020, revenue decreased by $1.3 million, or 5%.

The decrease in revenue was driven by the U.S. and the United Kingdom, partly offset by strong results in Australia.

The following is a summary of the highlights for the three and nine months ended September 30, 2020 and 2019. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment.

•	Revenue was $25.4 million for the three months ended September 30, 2020, compared to $25.8 million for the same period in 2019, for a decrease of 1.4%.

◦
On a constant currency basis, the Company's revenue decreased $1.3 million, or 4.7%, primarily due to a decrease of RPO recruitment revenue of $3.1 million, or 25.8%, partly offset by an increase in contracting revenue of $1.8 million, or 12.1% compared to the same period in 2019.

•	Revenue was $74.1 million for the nine months ended September 30, 2020, compared to $68.4 million for the same period in 2019, an increase of $5.8 million, or 8.4%.

◦
On a constant currency basis, the Company's revenue increased $6.6 million, or 9.7%, primarily due to an increase in contracting revenue of $11.6 million, or 33.0% compared to the same period in 2019 partly offset by a decrease in RPO recruitment revenue of $5.0 million, or 15.4%.

•	Adjusted net revenue was $9.1 million for the three months ended September 30, 2020, compared to $11.4 million for the same period in 2019, a decrease of $2.3 million, or 20.4%.

Index

◦
On a constant currency basis, adjusted net revenue decreased $2.7 million, or 22.6%, primarily due to a decrease in RPO recruitment adjusted net revenue of $2.7 million, or 24.2% compared to the same period in 2019.

•	Adjusted net revenue was $27.8 million for the nine months ended September 30, 2020, compared to $32.5 million for the same period in 2019, a decrease of $4.7 million, or 14.3%.

◦
On a constant currency basis, adjusted net revenue decreased $4.4 million, or 13.5%, mainly due to a decrease in RPO recruitment adjusted net revenue of $4.5 million, or 14.8% compared to the same period in 2019, partly offset by an increase in contracting adjusted net revenue of $0.1 million 7.2% compared to the same period in 2019.

•
Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) ("SG&A and Non-Op") was $10.1 million for the three months ended September 30, 2020, compared to $11.0 million for the same period in 2019, a decrease of $0.9 million, or 8.3%.

◦
On a constant currency basis, SG&A and Non-Op decreased $1.2 million, or 10.7%. SG&A and Non-Op, as a percentage of revenue, was 39.6% for the three months ended September 30, 2020, compared to 42.2% for the same period in 2019.

•	SG&A and Non-Op was $29.8 million for the nine months ended September 30, 2020, compared to $34.9 million for the same period in 2019, a decrease of $5.1 million, or 14.7%.

◦
On a constant currency basis, SG&A and Non-Op decreased $4.8 million, or 13.8%. SG&A and Non-Op, as a percentage of revenue, was 40.2% for the nine months ended September 30, 2020, compared to 51.1% for the same period in 2019.

•
EBITDA loss was $1.0 million for the three months ended September 30, 2020, compared to EBITDA of $0.4 million for the same period in 2019, an increase in EBITDA loss of $1.4 million. On a constant currency basis, EBITDA loss also increased $1.4 million.

•
EBITDA loss was $2.0 million for the nine months ended September 30, 2020, compared to EBITDA loss of $2.4 million for the same period in 2019, a decrease in EBITDA loss of $0.5 million. On a constant currency basis, EBITDA loss decreased $0.4 million.

•
Net loss was $1.2 million for the three months ended September 30, 2020, compared to net loss of $0.4 million for the same period in 2019, an increase in net loss of $1.5 million. On a constant currency basis, net loss decreased $1.5 million.

•
Net loss was $2.4 million for the nine months ended September 30, 2020, increased slightly from the same period in 2019, an increase in net loss of $0.0 million. On a constant currency basis, net loss increased $0.1 million.

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
Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) from continuing operations include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and nine months ended September 30, 2020 and 2019.

Index

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019			2020	2019
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Americas	$1,934	$3,510	$(2)	$3,508	$7,328	$10,632	$(16)	$10,616
Asia Pacific	19,877	17,436	677	18,113	55,661	43,569	(820)	42,749
Europe	3,602	4,816	238	5,054	11,128	14,162	15	14,177
Total	$25,413	$25,762	$913	$26,675	$74,117	$68,363	$(821)	$67,542
Adjusted net revenue (a):
Americas	$1,678	$3,205	$(6)	$3,199	$6,431	$9,558	$(10)	$9,548
Asia Pacific	5,002	5,574	196	5,770	14,331	15,584	(327)	15,257
Europe	2,390	2,617	131	2,748	7,036	7,309	36	7,345
Total	$9,070	$11,396	$321	$11,717	$27,798	$32,451	$(301)	$32,150
SG&A and Non-Op (b):
Americas	$2,563	$3,213	$(3)	$3,210	$8,295	$9,612	$(10)	$9,602
Asia Pacific	4,486	4,741	176	4,917	12,458	14,380	(360)	14,020
Europe	2,333	2,439	123	2,562	6,610	7,450	9	7,459
Corporate	669	573	(2)	571	2,397	3,442	(2)	3,440
Total	$10,051	$10,966	$294	$11,260	$29,760	$34,884	$(363)	$34,521
Operating (loss) income:
Americas	$(767)	$160	$—	$160	$(1,595)	$453	$(1)	$452
Asia Pacific	919	1,075	33	1,108	2,360	1,918	21	1,939
Europe	42	316	17	333	186	250	24	274
Corporate	(1,296)	(1,057)	2	(1,055)	(3,460)	(4,901)	—	(4,901)
Total	$(1,102)	$494	$52	$546	$(2,509)	$(2,280)	$44	$(2,236)
Net (loss) income, consolidated	$(1,157)	$364	$17	$381	$(2,440)	$(2,438)	$54	$(2,384)
EBITDA (loss) from continuing operations (c):
Americas	$(789)	$3	$—	$3	$(1,767)	$17	$—	$17
Asia Pacific	517	821	21	842	1,879	1,135	36	1,171
Europe	(40)	178	9	187	323	(139)	23	(116)
Corporate	(669)	(572)	(1)	(573)	(2,397)	(3,446)	—	(3,446)
Total	$(981)	$430	$29	$459	$(1,962)	$(2,433)	$59	$(2,374)

(a)	Represents Revenue less the Direct contracting costs and reimbursed expenses caption on the Condensed Consolidated Statements of Operations.

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

Index

The reconciliation of EBITDA (loss) to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2020	2019	2020	2019
Net (loss) income	$(1,157)	$364	$(2,440)	$(2,438)
Adjustment for income (loss) from discontinued operations, net of income taxes	—	18	—	(113)
(Loss) income from continuing operations	(1,157)	346	(2,440)	(2,325)
Adjustments to loss from continuing operations
Provision for income taxes	165	149	538	356
Interest income, net	(14)	(88)	(133)	(526)
Depreciation and amortization expense	25	23	73	62
Total adjustments from net (loss) income to EBITDA (loss)	176	84	478	(108)
EBITDA (loss) from continuing operations	$(981)	$430	$(1,962)	$(2,433)

Index

Results of Operations
Americas (reported currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Revenue	$1.9	$3.5	$(1.6)	(45)%	$7.3	$10.6	$(3.3)	(31)%

For the three months ended September 30, 2020, RPO recruitment revenue decreased by $1.7 million, slightly offset by an increase in contracting revenue of $0.1 million. The decrease in RPO recruitment revenue was due to slower demand for services from existing clients, due in part to the impact of COVID-19, while the increase in contracting revenue was attributable to growth of existing clients.

For the nine months ended September 30, 2020, RPO recruitment revenue decreased by $3.5 million, slightly offset by an increase in contracting revenue of $0.2 million. The decrease in RPO recruitment revenue was due to the same factors noted above.

Adjusted net revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Adjusted net revenue	$1.7	$3.2	$(1.5)	(48)%	$6.4	$9.6	$(3.1)	(33)%
Adjusted net revenue as a percentage of revenue	87%	91%	N/A	N/A	88%	90%	N/A	N/A

For the three and nine months ended September 30, 2020, RPO recruitment adjusted net revenue decreased by $1.6 million, or 50%, and $3.2 million, or 34%, respectively. The decrease in RPO recruitment adjusted net revenue was due to the same factors noted above for revenue.

For the three months ended September 30, 2020, total adjusted net revenue as a percentage of revenue was 87%, as compared to 91% for the same period in 2019. The decrease in total adjusted net revenue as a percentage of revenue was attributed to the lower mix of RPO recruitment to contracting revenue.

For the nine months ended September 30, 2020, total adjusted net revenue as a percentage of revenue was 88%, as compared to 90% for the same period in 2019. The decrease in total adjusted net revenue as a percentage of revenue was due to the same factors noted above.

Index

SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
SG&A and Non-Op	$2.6	$3.2	$(0.7)	(20)%	$8.3	$9.6	$(1.3)	(14)%
SG&A and Non-Op as a percentage of revenue	133%	92%	N/A	N/A	113%	90%	N/A	N/A

For the three months ended September 30, 2020, SG&A and Non-Op decreased $0.7 million, or 20%, as compared to the same period in 2019, primarily due to lower staff and overhead costs.
For the nine months ended September 30, 2020, SG&A and Non-Op decreased $1.3 million, or 14%, as compared to the same period in 2019 due to the factors noted above.
Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Operating income (loss)	$(0.8)	$0.2	$(0.9)	N/M	$(1.6)	$0.5	$(2.0)	N/M
EBITDA (loss)	$(0.8)	$—	$(0.8)	N/M	$(1.8)	$—	$(1.8)	N/M
EBITDA (loss) as a percentage of revenue	(41)%	—%	N/A	N/A	(24)%	—%	N/A	N/A
N/M = not meaningful
For the three months ended September 30, 2020, EBITDA loss was $0.8 million, or 41% of revenue, as compared to EBITDA of $0.0 million, for the same period in 2019. The increase in EBITDA loss was principally due to the decrease in adjusted net revenue.
For the nine months ended September 30, 2020, EBITDA loss was $1.8 million, or 24% of revenue, as compared to EBITDA of $0.0 million for the same period in 2019. The increase in EBITDA loss was principally due to the factor noted above.

Index

Asia Pacific (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Revenue	$19.9	$18.1	$1.8	10%	$55.7	$42.7	$12.9	30%

For the three months ended September 30, 2020, contracting revenue increased $2.6 million, or 21%, and RPO recruitment revenue decreased by $0.9 million, or 16%, as compared to the same period in 2019.

In Australia, revenue increased $2.1 million, or 13%, for the three months ended September 30, 2020, as compared to the same period in 2019. The increase was primarily in contracting revenue of $2.7 million, or 22%, partly offset by a decrease in RPO recruitment of $0.5 million, or 13%, partly reflecting the impact of COVID-19. The increase in contracting revenue primarily reflected the implementation of a new contract win and higher volume from existing clients, as compared to 2019.

In Asia, revenue decreased $0.4 million, or 19%, for the three months ended September 30, 2020, as compared to the same period in 2019. The decrease for the three months ended September 30, 2020 was due to lower demand from existing clients, reflecting in part the impact of COVID-19.

For the nine months ended September 30, 2020, contracting revenue increased by $14.2 million, or 51%, partially offset by a decrease in RPO recruitment revenue of $1.3 million, or 8%, as compared to the same period in 2019.

In Australia, revenue increased $13.5 million, or 37%, for the nine months ended September 30, 2020, as compared to the same period in 2019. The increase was primarily in contracting revenue, which increased by $14.2 million, or 55%, partially offset by a decrease in RPO recruitment revenue of $0.7 million, or 7%. The increase in contracting for the nine months ended September 30, 2020 primarily reflected the implementation of a new contract win while the decrease in RPO recruitment revenue was due to lower demand from existing clients.

In Asia, revenue decreased $0.7 million, or 12%, for the nine months ended September 30, 2020, as compared to the same period in 2019. The decrease in revenue for the nine months ended September 30, 2020 was a result of the same factors noted above.

Adjusted net revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Adjusted net revenue	$5.0	$5.8	$(0.8)	(13)%	$14.3	$15.3	$(0.9)	(6)%
Adjusted net revenue as a percentage of revenue	25%	32%	N/A	N/A	26%	36%	N/A	N/A

For the three months ended September 30, 2020, RPO recruitment adjusted net revenue decreased $0.8 million, or 15%, while contracting adjusted net revenue increased $0.0 million, or 9%, as compared to the same period in 2019.

In Australia, adjusted net revenue decreased by $0.4 million, or 9%, for the three months ended September 30, 2020, as compared to the same period in 2019. The decrease was primarily in RPO recruitment adjusted net revenue of $0.5 million, or 12%, partly offset by an increase in contracting adjusted net revenue of $0.1 million, or 15%.

In Asia, adjusted net revenue decreased $0.4 million, or 27%, for the three months ended September 30, 2020, as compared to the same period in 2019.

Index

For the nine months ended September 30, 2020, RPO recruitment adjusted net revenue decreased by $1.1 million, or 8%, while contracting adjusted net revenue increased by $0.2 million, or 18%, as compared to the same period in 2019.

In Australia, adjusted net revenue decreased by $0.3 million, or 2%, for the nine months ended September 30, 2020, as compared to the same period in 2019. The decrease was primarily in RPO recruitment adjusted net revenue of $0.5 million, or 5%, for the nine months ended September 30, 2020, as compared to the same period in 2019. This decrease was partially offset by an increase in contracting adjusted net revenue of $0.3 million, or 25%.

In Asia, adjusted net revenue decreased $0.7 million, or 16%, for the nine months ended September 30, 2020, as compared to the same period in 2019.

Total adjusted net revenue as a percentage of revenue was 25% for the three months ended September 30, 2020, as compared to 32% for the same period in 2019. The decrease in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of lower margin contracting revenue to RPO recruitment revenue in 2020 as compared to 2019.

Total adjusted net revenue as a percentage of revenue was 26% for the nine months ended September 30, 2020, as compared to 36% for the same period in 2019. The decrease in total adjusted net revenue as a percentage of revenue was due to the same factors noted above.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$4.5	$4.9	$(0.4)	(9)%	$12.5	$14.0	$(1.6)	(11)%
SG&A and Non-Op as a percentage of revenue	23%	27%	N/A	N/A	22%	33%	N/A	N/A

For the three months ended September 30, 2020, SG&A and Non-Op decreased $0.4 million, or 9%, as compared to the same period in 2019. The decrease was due to lower adjusted net revenue, as well as lower consultant staff costs and overhead costs, partly reflecting cost-cutting efforts due to the impact of COVID-19.

For the nine months ended September 30, 2020, SG&A and Non-Op decreased $1.6 million, or 11%, as compared to the same period in 2019. The decrease was principally due to the factors noted above.

For the three months ended September 30, 2020, SG&A and Non-Op, as a percentage of revenue, was 23%, as compared to 27% for the same period in 2019. The decrease was principally due to higher revenue and lower costs.

For the nine months ended September 30, 2020, SG&A and Non-Op, as a percentage of revenue, was 22%, as compared to 33% for the same period in 2019. The decrease was principally due to the factors noted above.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Operating income	$0.9	$1.1	$(0.2)	(17)%	$2.4	$1.9	$0.4	22%
EBITDA	$0.5	$0.8	$(0.3)	(39)%	$1.9	$1.2	$0.7	61%
EBITDA as a percentage of revenue	3%	5%	N/A	N/A	3%	3%	N/A	N/A

Index

For the three months ended September 30, 2020, operating income was $0.9 million, as compared to operating income of $1.1 million for the same period in 2019. The decrease in operating income was principally due to the change in adjusted net revenue partially offset by lower SG&A and Non-op, as described above.
For the nine months ended September 30, 2020, operating income was $2.4 million, as compared to operating income of $1.9 million for the same period in 2019. The increase in operating income was principally due to the change in EBITDA described above.
For the three months ended September 30, 2020, EBITDA was $0.5 million, or 3% of revenue, as compared to EBITDA of $0.8 million, or 5% of revenue, for the same period in 2019.
For the nine months ended September 30, 2020, EBITDA was $1.9 million, or 3% of revenue, as compared to EBITDA of $1.2 million, or 3% of revenue, for the same period in 2019. The increase in EBITDA was principally due to the decrease in SG&A and Non-Op noted above.

Index

Europe (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Revenue	$3.6	$5.1	$(1.5)	(29)%	$11.1	$14.2	$(3.0)	(22)%

For the three months ended September 30, 2020, contracting revenue decreased $0.9 million, or 44%, and RPO recruitment revenue decreased $0.5 million, or 18%, as compared to the same period in 2019, due in part to the impact of COVID-19.

In the U.K., for the three months ended September 30, 2020, revenue decreased by $1.3 million, or 30%, as compared to the same period in 2019. The change was driven by a decrease in contracting revenue of $0.9 million, or 44%.

In Continental Europe, total revenue was $0.5 million for the three months ended September 30, 2020 as compared to $0.6 million for the same period in 2019, for a decrease of $0.1 million, or 18%, due to lower demand at existing recruitment clients.

For the nine months ended September 30, 2020, contracting revenue decreased by $2.7 million, or 42%, while RPO recruitment revenue decreased by $0.3 million, or 4%, as compared to the same period in 2019.

In the U.K., for the nine months ended September 30, 2020, revenue decreased by $3.1 million, or 25%, to $9.6 million, from $12.8 million for the same period in 2019. The decrease was primarily driven by a decline in contracting revenue of $2.7 million, or 42%.

In Continental Europe, total revenue was $1.5 million for the nine months ended September 30, 2020, as compared to $1.4 million for the same period in 2019, for a decrease of $0.1 million or 6%, due to lower demand primarily at existing recruitment clients.
Adjusted net revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Adjusted net revenue	$2.4	$2.7	$(0.4)	(13)%	$7.0	$7.3	$(0.3)	(4)%
Adjusted net revenue as a percentage of revenue	66%	54%	N/A	N/A	63%	52%	N/A	N/A

For the three months ended September 30, 2020, adjusted net revenue decreased by $0.4 million, or 13%, primarily driven by a decline in RPO recruitment of $0.3 million, or 11%, as compared to the same period in 2019, due to the same factors noted for revenue above.

In the U.K., total adjusted net revenue for the three months ended September 30, 2020 decreased by $0.3 million, or 12%, as compared to the same period in 2019. The decrease was driven by RPO recruitment adjusted net revenue, which declined by $0.2 million, or 10%.

In Continental Europe, total adjusted net revenue was $0.4 million for the three months ended September 30, 2020 as compared to $0.5 million for the same period in 2019, for a decrease of $0.1 million, or 18%, due to lower demand at existing clients.

Index

For the nine months ended September 30, 2020, adjusted net revenue decreased by $0.3 million, or 4%, driven by a decrease in contracting and RPO recruitment revenue of $0.2 million or 37%, and $0.2 million or 2%, respectively, as compared to the same period in 2019.

In the U.K., total adjusted net revenue for the nine months ended September 30, 2020 decreased $0.4 million, or 7%, as compared to the same period in 2019. The change in the U.K. was driven by a decrease in RPO recruitment and contracting of $0.2 million or 4%, and $0.2 million or 37%, respectively.

In Continental Europe, for the nine months ended September 30, 2020, total adjusted net revenue increased $0.1 million, or 6% as compared to the same period in 2019.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
SG&A and Non-Op	$2.3	$2.6	$(0.2)	(9)%	$6.6	$7.5	$(0.8)	(11)%
SG&A and Non-Op as a percentage of revenue	65%	51%	N/A	N/A	59%	53%	N/A	N/A

For the three months ended September 30, 2020, SG&A and Non-Op decreased $0.2 million, or 9%, as compared to the same period in 2019, partly reflecting cost-cutting efforts due to the impact of COVID-19. The decrease in SG&A and Non-Op was a result of lower consultant and overhead costs as compared to the prior year.

For the nine months ended September 30, 2020, SG&A and Non-Op decreased $0.8 million, or 11%, as compared to the same period in 2019. The decrease in SG&A and Non-Op was due to the same factors noted above.

For the three months ended September 30, 2020, SG&A and Non-Op as a percentage of revenue was 65%, as compared to 51% for the same period in 2019. The increase in SG&A and Non-Op was primarily due to the decline in revenue noted above.

For the nine months ended September 30, 2020, SG&A and Non-Op as a percentage of revenue was 59%, as compared to 53% for the same period in 2019. The increase in SG&A and Non-Op was primarily due to the same factors noted above.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in amount	Change in %	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Operating income (loss)	$—	$0.3	$(0.3)	(87)%	$0.2	$0.3	$(0.1)	(32)%
EBITDA (loss)	$—	$0.2	$(0.2)	N/M	$0.3	$(0.1)	$0.4	N/M
EBITDA (loss) as a percentage of revenue	(1)%	4%	N/A	N/A	3%	(1)%	N/A	N/A
N/M = not meaningful

For the three months ended September 30, 2020, operating income was $0.0 million, as compared to operating income of $0.3 million for the same period in 2019. The decrease was principally due to the decline in RPO recruitment revenue noted above.
For the nine months ended September 30, 2020, operating income was $0.2 million as compared to operating loss of $0.3 million for the same period in 2019. The decrease in operating income was due to the same factors noted above.

Index

For the three months ended September 30, 2020, EBITDA loss was $0.0 million, or 1% of revenue, as compared to EBITDA of $0.2 million, or 4% of revenue, for the same period in 2019.

For the nine months ended September 30, 2020, EBITDA was $0.3 million, or 3% of revenue, as compared to EBITDA loss of $0.1 million, or 1% of revenue, for the same period in 2019. The increase in EBITDA was principally due to COVID-19 foreign government assistance credits of $0.3 million.

Index

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expenses Allocations

Corporate expenses were $0.7 million for the three months ended September 30, 2020 as compared to $0.6 million for the same period in 2019, representing an increase of $0.1 million. The increase for the three months ended September 30, 2020 was primarily due to higher stock compensation expense and professional fees.

For the nine months ended September 30, 2020, corporate expenses were $2.4 million as compared to $3.4 million for the same period in 2019, for a decrease of $1.0 million. The decrease for the nine months ended September 30, 2020 was primarily due to lower staff costs, which in 2019 reflected severance expense of $0.5 million (see Note 9), compared to severance expense of $0.1 million in 2020. The decrease also reflected lower stock compensation expense and professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.0 million for the three and nine months ended September 30, 2020, respectively, as compared to $0.0 million for the same periods in 2019.

Interest Income, Net

Interest income was $0.0 million and $0.1 million for the three and nine months ended September 30, 2020, respectively, as compared to $0.1 million and $0.5 million for the same periods in 2019, respectively.

Other income (expense), Net

Other income was $0.1 million and $0.5 million for the three and nine months ended September 30, 2020, respectively, as compared to other expense of $0.1 million and $0.2 million for the same periods in 2019. The increase was primarily due to government assistance received in exchange for maintaining certain levels of compensation and other costs in response to the COVID-19 pandemic, mainly in the U.K., Hong Kong, and in Singapore. See Note 2 to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2020 was $0.5 million on $1.9 million of pre-tax loss from continuing operations, as compared to a provision for income tax of $0.4 million on $2.0 million of pre-tax loss from continuing operations for the same period in 2019. The effective tax rates for the nine months ended September 30, 2020 and 2019 were negative 28% and negative 18%, respectively. For the nine months ended September 30, 2020, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, variations from the U.S. Federal statutory rate in foreign jurisdictions, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.

Net Income (Loss)

Net loss was $1.2 million for the three months ended September 30, 2020 as compared to net income of $0.4 million for the three months ended September 30, 2019. Basic and diluted loss per share were $0.41 for the three months ended September 30, 2020, as compared to basic and diluted income per share of $0.12 for the same period in 2019.

Net loss was $2.4 million for the nine months ended September 30, 2020 and for the same period in 2019. Basic and diluted loss per share were $0.84 for the nine months ended September 30, 2020, as compared to basic and diluted loss per share of $0.77 for the same period in 2019.

Liquidity and Capital Resources

As of September 30, 2020, cash and cash equivalents and restricted cash totaled $29.7 million, as compared to $31.7 million as of December 31, 2019. The following table summarizes the Company's cash flow activities for the nine months ended September 30, 2020 and 2019:

Index

	For the Nine Months Ended September 30,
$ in millions	2020	2019
Net cash used in operating activities	$(1.4)	$(7.6)
Net cash used in by investing activities	—	(0.1)
Net cash used in financing activities	(0.9)	(4.5)
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.3	—
Net decrease in cash, cash equivalents, and restricted cash	$(2.0)	$(12.2)

Cash Flows from Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities was $1.4 million, as compared to $7.6 million of net cash used in operating activities for the same period in 2019, resulting in a decrease in net cash used in operating activities of $6.2 million. The decrease in net cash used in operating activities resulted principally from more favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $0.0 million, as compared to $0.1 million of net cash used in investing activities for the same period in 2019.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020, net cash used in financing activities was $0.9 million, as compared to net cash used in financing activities of $4.5 million for the same period in 2019, resulting in a decrease in net cash used by financing activities of $3.6 million. The decrease in net cash used in financing activities was attributable to fewer shares repurchased, for an aggregate of $2.3 million in 2020 compared to $4.5 million in 2019, as well as proceeds from the PPP loan (as defined below) of $1.3 million in 2020.

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited ("NAB"). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of September 30, 2020, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $4 and $14 thousand for the three and nine months ended September 30, 2020, respectively. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2020.

Index

Liquidity Outlook

As of September 30, 2020, the Company had cash and cash equivalents on hand of $29.3 million, supplemented by a loan of $1.3 million received in connection with the Paycheck Protection Program (“PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (“SBA”). The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's financial position as of September 30, 2020. The Company's near-term cash requirements during 2020 are primarily related to funding operations. For the full year 2020, the Company expects to make capital expenditures of less than $0.5 million.
As of September 30, 2020, $20.0 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($2.4 million), the U.K. ($1.8 million), Switzerland ($1.6 million), China ($1.0 million), Hong Kong ($1.0 million), Belgium ($0.4 million), and Singapore ($0.4 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments.
On October 1, 2020, the Company paid $4 million in cash in connection with its acquisition of substantially all of the assets of Coit Staffing, Inc. See Note 14 to our Condensed Consolidated Financial Statements for additional information.

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
For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company’s reserves were $0.0 million as of September 30, 2020 and December 31, 2019, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Index

Recent Accounting Pronouncements
See Note 3 to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 31, 2020 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended September 30, 2020.

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

Index

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the nine months ended September 30, 2020, the Company earned approximately 90% of its revenue from continuing operations outside the U.S., and it collected payments in local currency, and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS

As of September 30, 2020, there have not been any material changes to the information set forth in Item 1A. "Risk Factors" disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2020 - July 31, 2020	—	$—	—	$1,703,000
August 1, 2020 - August 31, 2020	—	$—	—	$1,703,000
September 1, 2020 - September 30, 2020	—	$—	—	$1,703,000
Total	—	$—	—	$1,703,000

(a)
On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 11 for further details. As of September 30, 2020, the Company had repurchased 432,563 shares for a total cost of approximately $8.3 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

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
101*
The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

** Furnished, not filed.

Index

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	November 5, 2020	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2020	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)