Form 10-K
period 2020-12-31
Hudson Global, Inc.
filed 2021-03-11
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-38704

HUDSON GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3547281
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

53 Forest Avenue, Suite 102, Old Greenwich, CT 06870
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $22,730,000 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2020.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on 03/01/2021
Common Stock - $0.001 par value	2,684,971
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1.    BUSINESS
    Hudson Global, Inc. (the “Company” or “Hudson”, “we”, “us”, and “our”) is a leading total talent solutions provider operating under the brand name Hudson RPO. We deliver innovative, customized recruitment outsourcing and total talent solutions to organizations worldwide. Through our consultative approach, we develop tailored talent solutions designed to meet our clients’ strategic growth initiatives. We are a Delaware corporation, and have operated as an independent publicly held company since April 1, 2003 when Monster Worldwide, Inc., formerly TMP Worldwide, Inc., spun off its eResourcing division.
Prior to the second quarter of 2018, the Company’s core service offerings included Permanent Recruitment, Contracting, and Talent Management Solutions (collectively, Recruitment and Talent Management or “RTM”), as well as Recruitment Process Outsourcing (“RPO”). On March 31, 2018, the Company completed the sale of all of its RTM businesses in three separate transactions and retained its RPO business and contracting services provided to RPO clients (the “Sales Transaction”). The RTM businesses met the criteria for discontinued operations. The Company reclassified its discontinued operations for all periods presented and has excluded the results of its discontinued operations from continuing operations and from segment results for all periods presented.
The Company delivers RPO recruitment and Contracting solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company’s RPO delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting. Hudson operates directly in twelve countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe.
On October 1, 2020, Hudson completed its acquisition of Coit Staffing, Inc., which expanded its presence in the technology sector and established a Technology Group located in San Francisco. The Technology Group operates jointly with Hudson RPO’s existing teams in the Americas, Asia Pacific, and in Europe, to provide continuous access to knowledge regarding new and emerging technologies in the RPO, Managed Solutions Provider ("MSP"), and Total Talent Solutions space, enabling the Company to better serve its clients around the world. The Technology Group also leverages its network and partnerships within the technology sector to seek out new customers and opportunities in other markets around the world.

    For the year ended December 31, 2020, the amounts and percentages of the Company’s total revenue from the three reportable segments were as follows:

	Revenue
$ in thousands	Amount	Percentage
Americas	$10,866	10.7%
Asia Pacific	75,633	74.6%
Europe	14,949	14.7%
Total	$101,448	100.0%

    The Company’s core service offering is RPO, consisting of RPO Recruitment and Contracting:

    RPO Recruitment: The Company provides complete recruitment outsourcing, project-based outsourcing, and recruitment consulting for clients’ permanent staff hires. Hudson’s RPO Recruitment services leverage the Company’s consultants, supported by the Company’s specialists, in the delivery of its proprietary methods to identify, select, and engage the best-fit talent for critical client roles.

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

    For the year ended December 31, 2020, the amounts and percentages of the Company’s total revenue from the core service offerings were as follows:

	Revenue
$ in thousands	Amount	Percentage
RPO Recruitment	$38,521	38.0%
Contracting	62,927	62.0%
Total	$101,448	100.0%
Clients

    The Company’s clients include mid-to-large-cap multinational companies and government agencies. For the years ended December 31, 2020 and 2019, the top 25 clients generated over 90% of the Company’s revenue. Two clients accounted for 66% and 58% of revenue in 2020 and 2019, respectively. Three clients each accounted for 10% or greater of accounts receivable as of December 31, 2020 and 2019, respectively.

Employees

    The Company employs approximately 380 people worldwide, including approximately 90 employees in the United States (“U.S”) and 290 employees internationally.

Sales and Marketing

    The Company’s employees include approximately 330 client-facing consultants who sell and deliver its RPO services to its existing client base. The Company’s consultant population has deep expertise in specific functional areas and industry sectors, and provides broad-based recruitment and solution services based on the needs of each client on a regional and global basis.

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

Segment and Geographic Data

    Financial information concerning the Company’s reportable segments and geographic areas of operation is included in Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K (this “Form 10-K”).

Available Information

    We maintain a website with the address www.hudsonrpo.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Form 10-K. Through our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports in a timely manner after we provide them to the Securities and Exchange Commission (“SEC”).

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

    Clients’ demand for our services may fluctuate widely with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment, which directly impact our service offerings. In addition, certain geopolitical events, including the United Kingdom’s withdrawal from the European Union (“Brexit”) and the recent COVID-19 pandemic event, have caused significant economic, market, political, and regulatory uncertainty in some of the Company’s markets. We have limited flexibility to reduce expenses during economic downturns due to some overhead costs that are fixed in the short-term. Furthermore, we may face increased pricing pressures during these periods. For example, in prior economic downturns, many employers in our operating regions reduced their overall workforce to reflect the slowing demand for their products and services.

Our business may be adversely affected by the recent coronavirus outbreak.

    In December 2019, a novel strain of coronavirus, referred to as COVID-19, was reported to have surfaced in Wuhan, China. COVID-19 has since spread to other regions in China and other countries, including the United States, where we have our executive offices. COVID-19’s spread, which has caused a broad impact globally, such as restrictions on travel and quarantine policies put into place by businesses and governments, has adversely effected the economies and financial markets of many countries, resulting in an economic downturn. The United States and other countries have placed restrictions on travel to and from China, Europe and other affected regions, and a number of businesses in affected regions have temporarily closed.

    The economic downturn, as well as the uncertainty regarding the duration, spread and intensity of the outbreak, has led to an initial reduction in demand for our services. Some of our customers have instituted hiring freezes, while other customers operating in the banking, pharmaceutical and technology industries, which may be considered as essential businesses in different jurisdictions, or customers that are more capable of working remotely than other industries, have been allowed to operate as usual. Such reduction in demand for our services may continue or increase, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The inability to conduct in-person interviews has also negatively impacted our operating results. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to be a severe worldwide health crisis and the resulting reduction in demand for our services persists, the disease could have a material adverse effect on our business.

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

We may face risks related to potential or current acquisitions or dispositions of businesses.

    As part of our growth strategy, we may pursue acquisition opportunities that we believe can complement or expand our current business activities or sell other businesses. Acquisition and disposition activity exposes us to a number of risks. There could be unforeseen liabilities or asset impairments that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future. With respect to businesses that we may sell, we would also no longer be able to rely on any cash flow they generated, and there is no assurance that when or if we reinvested any proceeds from a sale it would be in an acquisition that generates the anticipated benefits. We also may not realize all of the anticipated benefits of the recent acquisition of Coit, or potential future strategic transactions, which could adversely affect our business, financial condition and results of operations. Our ability to achieve certain benefits we anticipate from the recent acquisition of Coit, or any potential acquisitions of businesses will depend in large part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate Coit, or any such businesses smoothly or successfully, and the process may take longer than expected. We can provide no assurances that we will enter into any agreements in connection with potential acquisitions or dispositions or as to the timing of any potential strategic transactions. The strategic transaction process may disrupt our business including diverting management’s attention from ongoing business concerns.

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

•the ability to maintain or generate the amount of cash required to operate the RPO business.

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

Our business is highly dependent upon our largest customers, and the loss of any of those customers, or any material reduction in our business with those customers, could materially and adversely affect our financial condition and results of operations.

For the years ended December 31, 2020 and 2019, our top 25 customers accounted for 90% of our revenue. Two clients accounted for 66% and 58% of revenue in 2020 and 2019, respectively. Three clients each accounted for 10% or greater of accounts receivable as of December 31, 2020 and 2019, respectively. The loss of these customers or any material reduction in the amount of business we conduct with these customers, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

Our revenue can vary because our clients can terminate their relationship with us at any time with limited or no penalty.

    Our RPO business is significantly affected by our clients’ hiring needs and their views of their future prospects. Clients may, on very short notice, terminate, reduce, or postpone their recruiting assignments with us and, therefore, affect demand for our services. This could have a material adverse effect on our business, financial condition, and results of operations.

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

•lenders’ ability to impose restrictions, such as payroll or other reserves;

•limitations on payments of dividends by our subsidiaries to us, which may restrict our ability to pay dividends to our shareholders;

•restrictions on our ability to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change our ownership;

•limitations on capital expenditures, investments, dispositions of assets, guarantees of indebtedness, permitted acquisitions, and repurchases of stock; and

•limitations on certain intercompany payments of expenses, interest, and dividends.

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

    We conduct direct operations in twelve countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2020, approximately 91% of our revenue was earned outside of the U.S. Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

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

    Additionally, our international operations may also be adversely affected by political events, domestic or international terrorist events, hostilities or complications due to natural, nuclear, or other disasters. For instance, the ongoing COVID-19 outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and the extended shutdown of certain businesses in the countries in which we operate. These or any further political or governmental developments or health concerns in China or other countries in which we operate could result in social, economic, and labor instability, as well as affect demand for our services. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.

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

    We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•claims of misconduct or negligence on the part of our employees;

•claims by our employees of discrimination or harassment directed at them, including claims relating to actions of our clients;

•claims related to the employment of illegal aliens or unlicensed personnel;

•claims for payment of workers’ compensation and other similar claims;

•claims for violations of wage and hour requirements;

•claims for entitlement to employee benefits;

•claims of errors and omissions of our temporary employees;

•claims by taxing authorities related to our independent contractors and the risk that such contractors could be considered employees for tax purposes;

•claims by candidates that we place for wrongful termination or denial of employment;

•claims related to our non-compliance with data protection laws, which require the consent of a candidate to transfer resumes and other data;

•claims related to the recruitment process; and

•claims by our clients relating to our employees’ misuse of client proprietary information, misappropriation of funds, other misconduct, criminal activity or similar claims.

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

    The Company has U.S. net operating loss carry-forwards (“NOLs”). The losses generated prior to 2018 expire through 2037 and the losses generated in 2018 and later years do not expire. Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by greater than 50% over a three-year period. The Company has experienced ownership changes in the past. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. Federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect, and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

There may be volatility in our stock price.

    The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2020, the market price of our common stock reported on the NASDAQ Global Select Market ranged from a high of $13.10 to a low of $6.06. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market, our relatively low daily trading volume or actions by significant stockholders, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

Our future earnings could be reduced as a result of the imposition of licensing or tax requirements or new regulations that prohibit, or restrict certain types of employment services we offer.

    The countries in which we operate may:

•create additional regulations that prohibit or restrict the types of employment services that we currently provide;

•impose new or additional benefit requirements;

•require us to obtain additional licensing to provide recruitment services;

•impose new or additional restrictions on movements between countries;

•increase taxes, such as sales or value-added taxes, payable by the providers of recruitment services;

•increase the number of various tax and compliance audits relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, and income, value-added, and sales taxes; or

•revise transfer pricing laws or successfully challenge our transfer prices, which may result in higher foreign taxes or tax liabilities or double taxation of our foreign operations.

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

    Our certificate of incorporation and by-laws and the Delaware General Corporation Law contain several provisions that make it more difficult to acquire control of us in a transaction not approved by our Board of Directors, including transactions in which stockholders might otherwise receive a premium for their shares over then current prices, and that may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Our certificate of incorporation and by-laws currently include provisions:

•authorizing our Board of Directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

•requiring that stockholders provide advance notice of any stockholder nomination of directors or any new business to be considered at any meeting of stockholders; and

•providing that vacancies on our Board of Directors will be filled by the remaining directors then in office.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.    PROPERTIES

    All of the Company’s operating offices are located in leased premises. Our principal executive office and headquarters are located at 53 Forest Avenue, 1st Floor, Suite 102, Old Greenwich, CT 06870, where we occupy space with approximately 1,300 aggregate square feet.

    Americas maintains 1 leased location with approximately 5,000 aggregate square feet. Asia Pacific maintains 2 leased locations with approximately 1,700 aggregate square feet. Europe maintains 2 leased locations with approximately 3,600 aggregate square feet. All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

    The Company’s common stock was listed for trading on the NASDAQ Global Select Market during 2020 under the symbol “HSON.” As of January 31, 2021, there were approximately 239 holders of record of the Company’s common stock.

    The following is a list by fiscal quarter of the market prices of the Company’s common stock.

	Market Price
	High	Low
2020
Fourth quarter	$11.96	$9.37
Third quarter	$10.18	$8.63
Second quarter	$9.50	$8.38
First quarter	$13.10	$6.06
2019
Fourth quarter	$12.90	$10.82
Third quarter	$12.99	$10.26
Second quarter	$16.80	$12.00
First quarter	$16.20	$12.20

ISSUER PURCHASES OF EQUITY SECURITIES

    The Company’s purchases of its common stock during the fourth quarter of fiscal 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2020 - October 31, 2020	—	$—	—	$1,703,000
November 1, 2020 - November 30, 2020	—	$—	—	$1,703,000
December 1, 2020 - December 31, 2020	—	$—	—	$1,703,000
Total	—	$—	—	$1,703,000

(a)     On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock. The authorization does not expire. As of December 31, 2020, the Company had repurchased 432,563 shares for a total cost of approximately $8.3 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization. During the year ended December 31, 2019, the Company repurchased 54,138 shares in the open market for a total cost of $718.

In addition to the shares repurchased above under the $10 million authorization plan, the Company completed the purchase on March 25, 2019, of 246,863 shares for a total cost of $3.8 million, including fees and expenses, in connection with a tender offer (see Note 12 to the Consolidated Financial Statements in Item 8 for further information). On March 27, 2020, the Company completed the purchase of 259,331 shares in connection with transactions with certain stockholders for a total cost of $2.2 million, including fees (see Note 12 to the Consolidated Financial Statements in Item 8 for further information).

ITEM 6.    SELECTED FINANCIAL DATA

    Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Item 8 of this Form 10-K. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks, and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 15 to the Consolidated Financial Statements in Item 8 for EBITDA segment reconciliation information. Note that amounts within this Item shown in millions may not recalculate due to rounding.
This MD&A includes the following sections:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contingencies
•Critical Accounting Policies
•Recent Accounting Pronouncements
•Forward-Looking Statements

Executive Overview

The Company’s strategy is to provide global RPO solutions to customers. With direct operations in twelve countries and relationships with specialized professionals and organizations around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging highly successful people for the Company’s clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company’s focus is to continually upgrade its service offerings and delivery capability tools to make candidates more successful in achieving its clients’ business requirements.

    The Company’s proprietary frameworks, assessment tools, and leadership development programs, coupled with its broad geographic footprint, allow the Company to design and implement regional and global outsourced recruitment solutions that the Company believes greatly enhance the quality and efficiency of its clients’ hiring.

    To accelerate the implementation of the Company’s strategy, the Company engaged in the following initiatives:
•Facilitating growth and development of the global RPO business through strategic investments in people, innovation, and technology.
•Building and differentiating the Company’s brand through its unique outsourcing solutions offerings.
•Improving the Company’s cost structure and efficiency of its support functions and infrastructure.

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

    This MD&A discusses the results of the Company’s RPO businesses for the years ended December 31, 2020 and 2019.

Current Market Conditions

    After a challenging year in 2020, economic conditions in most of the world’s major markets are expected to rebound in 2021, although activity is expected to remain below pre-COVID levels. The approval and rollout of COVID-19 vaccines in some countries provides a potential path for an eventual end to the pandemic, however expectations for recovery are hampered by rising infections and new variants of the virus. Policy measures enacted by country governments to combat the economic impact of the virus are expected to provide additional support to local economies. In addition the continued uncertainty has resulted in increased volatility in global currencies. Effective containment measures in China have resulted in a stronger recovery, and agreement on the terms of the United Kingdom’s exit from the European Union have eliminated some of the uncertainty in that country. Stronger foreign currencies in these and other markets compared to the U.S. dollar during a reporting period cause local currency results of the Company’s foreign operations to be translated into more U.S. dollars. The Company closely monitors the economic environment and business climate in its markets and responds accordingly.

COVID-19 Pandemic

The continuing impact of COVID-19 around the world presents significant risks to the Company, which the Company is unable to fully evaluate or even to foresee at the current time. In 2020, some of our customers instituted hiring freezes, while other customers operating in the banking, pharmaceutical and technology industries, which may be considered as essential businesses in different jurisdictions, or customers that were more capable of working remotely than other industries, have been allowed to operate as usual. The inability to conduct in-person interviews also impacted our business. In addition, the COVID-19 pandemic negatively impacted certain currencies compared to the U.S. dollar in several countries where we operate, including Australia.

The COVID-19 pandemic affected the Company’s operations in the 2020 and may continue to do so in the future. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-K, the Company’s results of operations for the year ended December 31, 2020 are not necessarily indicative of the results to be expected in future years. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales or on economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Financial Performance

Constant Currency (Non-GAAP measure)
    The Company operates on a global basis, with the majority of its revenue generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. For the discussion of reportable segment results of operations, the Company uses constant currency information. Constant currency compares financial results between periods as if exchange rates had remained constant period-over-period. The Company defines the term “constant currency” to mean that financial data for previously reported periods are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the current period. Constant currency metrics should not be considered in isolation or as a substitute for reported results prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The Company’s management reviews and analyzes business results in constant currency and believes these results better represent the Company’s underlying business trends.

    The following is a summary of the highlights for the years ended December 31, 2020 and 2019. These should be considered in the context of the additional disclosures in this MD&A.
•Revenue was $101.4 million for the year ended December 31, 2020, compared to $93.8 million for 2019, an increase of $7.6 million, or 8%. The increase in revenue was driven by growth in Australia offset by declines in the UK, Americas, and Asia.
◦On a constant currency basis, revenue increased $7.2 million, or 8%. Contracting revenue increased $12.4 million (up 25% compared to 2019) and RPO recruitment revenue decreased $5.2 million (down 12% compared to 2019). Revenue included $1.1 million from the acquisition of Coit Staffing, Inc. (see Note 4 to the Consolidated Financial Statements in Item 8), which contributed 1 percentage point to the revenue growth.
•Selling, general and administrative expenses, and other non-operating income (expense) (“SG&A and Non-Op”) was $39.8 million for the year ended December 31, 2020, compared to $45.5 million for 2019, for a decrease of $5.7 million, or 13%.
◦On a constant currency basis, SG&A and Non-Op decreased $5.8 million or 13%. SG&A and Non-Op, as a percentage of revenue, was 39% for the year ended December 31, 2020, compared to 48% for 2019. The decrease was principally due to lower staff costs of $2.1 million, Paycheck Protection Program (“PPP”) debt extinguishment (see Note 2 to the Consolidated Financial Statements in Item 8 for further information) of $1.3 million, lower travel and entertainment costs of $1 million, and COVID-19 foreign government assistance credits of $0.5 million.
•EBITDA loss was $0.7 million for the year ended December 31, 2020, compared to EBITDA loss of $1.9 million for 2019. On a constant currency basis, EBITDA loss decreased $1.1 million in 2020 compared to 2019. The acquisition of Coit Staffing, Inc. positively contributed EBITDA of $63.
•Net loss was $1.2 million for the year ended December 31, 2020, compared to net loss of $1.0 million for 2019. On a constant currency basis, net loss decreased $0.4 million in 2020 compared to 2019.

    Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below include a reconciliation of constant currency results to the most directly comparable GAAP financial measures, and summarize the impact of foreign currency exchange rate adjustments on the Company’s operating results for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Americas	$10,866	$13,565	$(12)	$13,553
Asia Pacific	75,633	61,438	300	61,738
Europe	14,949	18,808	170	18,978
Total	$101,448	$93,811	$458	$94,269
Adjusted net revenue (a):
Americas	$9,598	$12,291	$(6)	$12,285
Asia Pacific	19,814	21,177	16	21,193
Europe	9,669	10,098	141	10,239
Total	$39,081	$43,566	$151	$43,717
SG&A and Non-Op (b):
Americas	$10,738	$12,302	$—	$12,302
Asia Pacific	16,943	18,914	(95)	18,819
Europe	9,086	10,017	143	10,160
Corporate	2,992	4,247	—	4,247
Total	$39,759	$45,480	$48	$45,528
Operating (loss) income:
Americas	$(2,218)	$605	$(6)	$599
Asia Pacific	3,827	3,112	102	3,214
Europe	383	605	—	605
Corporate	(4,638)	(5,983)	—	(5,983)
Total	$(2,646)	$(1,661)	$96	$(1,565)
Net loss, consolidated	$(1,243)	$(955)	$62	$(893)
EBITDA (loss) from continuing operations(c):
Americas	$(1,044)	$60	$(5)	$55
Asia Pacific	2,877	2,194	110	2,304
Europe	481	84	(6)	78
Corporate	(2,992)	(4,252)	(2)	(4,254)
Total	$(678)	$(1,914)	$97	$(1,817)

(a)Represents Revenue less the Direct contracting costs and reimbursed expenses caption on the Consolidated Statements of Operations.
(b)SG&A and Non-Op is a measure that management uses to evaluate the segments’ expenses, which include the following captions on the Consolidated Statements of Operations: Salaries and related, Office and general, Marketing and promotion, PPP loan forgiveness, and Other income (expense), net. Corporate management expenses are included in the segments’ other income (expense).

(c)See EBITDA reconciliation in the following section.

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

    The reconciliation of EBITDA loss to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2020	2019
Net loss	$(1,243)	$(955)
Adjustment for loss from discontinued operations, net of income taxes	—	(113)
Loss from continuing operations	$(1,243)	$(842)
Adjustments to loss from continuing operations
Provision for (benefit from) income taxes	535	(540)
Interest income, net	(149)	(617)
Depreciation and amortization	179	85
Total adjustments from loss from continuing operations to EBITDA (loss)	565	(1,072)
EBITDA (loss)	$(678)	$(1,914)

Results of Operations:
Americas (reported currency)
Revenue

	Year Ended December 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Revenue	$10.9	$13.6	$(2.7)	(20)%

    For the year ended December 31, 2020, RPO recruitment revenue decreased $2.9 million, or 23%, partially offset by an increase in contracting revenue of $0.2 million, or 15%, as compared to 2019. The decrease in RPO recruitment revenue was attributable to slower demand for services from existing clients, due in part to the impact of COVID-19, while the increase in contracting revenue was due to growth of existing clients. The acquisition of Coit Staffing, Inc. (see Note 4 to the Consolidated Financial Statements in Item 8) positively contributed 8 percentage points to the revenue performance.
Adjusted net revenue

	Year Ended December 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Adjusted net revenue	$9.6	$12.3	$(2.7)	(22)%
Adjusted net revenue as a percentage of revenue	88%	91%	N/A	N/A

    For the year ended December 31, 2020, RPO recruitment adjusted net revenue decreased $2.5 million, or 22%, and contracting adjusted net revenue decreased $0.2 million, or 29% as compared to 2019. The decrease in RPO recruitment adjusted net revenue was due to the same factors noted above for revenue. The acquisition of Coit Staffing, Inc. positively contributed 9 percentage points to the adjusted net revenue performance.

Total adjusted net revenue, as a percentage of revenue, decreased to 88% for 2020, as compared to 91% for 2019, primarily attributable to the lower mix of RPO recruitment to contracting revenue in 2020 as compared to 2019.

SG&A and Non-Op

	Year Ended December 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
SG&A and Non-Op	$10.7	$12.3	$(1.6)	(13)%
SG&A and Non-Op as a percentage of revenue	99%	91%	N/A	N/A

    For the year ended December 31, 2020, SG&A and Non-Op decreased $1.6 million or 13%, as compared to 2019, primarily due to the PPP debt extinguishment of $1.3 million (see Note 11 to Consolidated Financial Statements in Item 8 for further details).

Operating Income and EBITDA

	Year Ended December 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Operating (loss) income	$(2.2)	$0.6	$(2.8)	(467)%
EBITDA	$(1.0)	$0.1	$(1.1)	N/M
EBITDA as a percentage of revenue	(10)%	—%	N/A	N/A
N/M = not meaningful
Operating loss was $2.2 million for the year ended December 31, 2020, as compared to an operating income $0.6 million for 2019. The increase in operating loss was principally due to the change in adjusted net revenue, as described above.
For the year ended December 31, 2020, EBITDA loss was $1.0 million, or 10% of revenue, as compared to EBITDA of $0.1 million in 2019. The increase in EBITDA loss was primarily due to the decrease in adjusted net revenue, partially offset by the decrease in SG&A and Non-op.
The difference between operating (loss) income and EBITDA (loss) for the years ended December 31, 2020 and 2019 was primarily due to the PPP debt extinguishment of $1.3 million, and lower corporate management expenses compared to the prior year.
Asia Pacific (constant currency)
Revenue

	Year Ended December 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Revenue	$75.6	$61.7	$13.9	23%

    For the year ended December 31, 2020, contracting revenue increased by $15.6 million, or 38%, partially offset by a decrease in RPO recruitment revenue of $1.7 million, or 8%, as compared to 2019.

    In Australia, for the year ended December 31, 2020, revenue increased $14.5 million, or 27%, as compared to 2019. The increase was primarily in contracting revenue, which increased by $15.6 million, or 41%, partially offset by a decrease in RPO recruitment revenue of $1.1 million, or 7%, as compared to 2019. The increase in contracting revenue primarily reflected the implementation of a new contract win, while the decrease in RPO recruitment revenue was due to lower demand from existing clients.

    In Asia, revenue decreased $0.8 million, or 9%, for the year ended December 31, 2020, as compared to 2019. The decrease in revenue was due to lower demand from existing clients.
Adjusted net revenue

	Year Ended December 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Adjusted net revenue	$19.8	$21.2	$(1.4)	(7)%
Adjusted net revenue as a percentage of revenue	26%	34%	N/A	N/A

For the year ended December 31, 2020, RPO recruitment adjusted net revenue decreased by $1.5 million, or 8%, partly offset by contracting adjusted net revenue, which increased by $0.1 million, or 8%, as compared to the same period in 2019.

In Australia, adjusted net revenue decreased by $0.8 million, or 5%, for the year ended December 31, 2020, as compared to the same period in 2019. The decrease was driven by a decline in RPO recruitment adjusted net revenue of $1.0 million, or 7%, year ended December 31, 2020, as compared to the same period in 2019. This decrease was partially offset by an increase in contracting adjusted net revenue of $0.2 million, or 14.0%.

In Asia, adjusted net revenue decreased $0.6 million, or 12%, for the year ended December 31, 2020, as compared to 2019. The decrease in Asia was primarily driven by Hong Kong.

Adjusted net revenue as a percentage of revenue, for the year ended December 31, 2020, was 26%, as compared to 34% for 2019. The decrease in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of contracting, a lower margin service, to RPO recruitment revenue in 2020 as compared to 2019.

SG&A and Non-Op

	Year Ended December 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$16.9	$18.8	$(1.9)	(10)%
SG&A and Non-Op as a percentage of revenue	22%	30%	N/A	N/A

    For the year ended December 31, 2020, SG&A and Non-Op decreased $1.9 million, or 10%, as compared to 2019. The decrease was due to lower consultant staff costs and overhead costs, partly reflecting cost-cutting efforts due to the impact of COVID-19. SG&A and Non-Op, as a percentage of revenue, was 22% for 2020, as compared to 30% for 2019.

Operating Income and EBITDA

	Year Ended December 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Operating income	$3.8	$3.2	$0.6	19%
EBITDA	$2.9	$2.3	$0.6	25%
EBITDA as a percentage of revenue	4%	4%	N/A	N/A

    Operating income was $3.8 million for the year ended December 31, 2020, as compared to $3.2 million for 2019. The increase in operating income was principally due to the decrease in SG&A and Non-Op noted above, partly offset by the decline in adjusted net revenue.

For the year ended December 31, 2020, EBITDA was $2.9 million, or 4% of revenue, as compared to EBITDA of $2.3 million, or 4% of revenue, for 2019. The increase in EBITDA for the year ended December 31, 2020 was principally due to the factors noted above.
    The difference between operating income and EBITDA for the years ended December 31, 2020 and 2019 was principally due to corporate management expenses.

Europe (constant currency)
Revenue

	Year Ended December 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Revenue	$14.9	$19.0	$(4.0)	(21)%

    For the year ended December 31, 2020, contracting and RPO recruitment revenue decreased $3.4 million and $0.7 million, or 41% and 6%, respectively, as compared to 2019.

    In the U.K., for the year ended December 31, 2020, revenue decreased $4.0 million, or 24%, to $12.9 million from $16.9 million in 2019. The decrease in the U.K. was primarily driven by an decline in contracting revenue of $3.4 million, or 41%, as compared to 2019.

    In Continental Europe, for the year ended December 31, 2020, total revenue was $2.0 million, as compared to $2.0 million for 2019, for a slight decrease of 1%. The decrease was due to lower demand at existing recruitment clients.

Adjusted net revenue

	Year Ended December 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Adjusted net revenue	$9.7	$10.2	$(0.6)	(6)%
Adjusted net revenue as a percentage of revenue	65%	54%	N/A	N/A

    For the year ended December 31, 2020, adjusted net revenue decreased by $0.6 million, or 6%, driven by a decrease in RPO recruitment and contracting revenue of $0.4 million, or 4%, and $0.2 million, or 34%, respectively, as compared to the same period in 2019.

In the U.K., total adjusted net revenue or the year ended December 31, 2020, decreased $0.6 million, or 7%, as compared to the same period in 2019. The change in the U.K. was driven by a decrease in RPO recruitment and contracting of $0.4 million or 5%, and $0.2 million or 34%, respectively.

In Continental Europe, for the year ended December 31, 2020, total adjusted net revenue decreased slightly, as compared to the same period in 2019.

SG&A and Non-Op

	Year Ended December 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
SG&A and Non-Op	$9.1	$10.2	$(1.1)	(11)%
SG&A and Non-Op as a percentage of revenue	61%	54%	N/A	N/A

    For the year ended December 31, 2020, SG&A and Non-Op decreased $1.1 million, or 11%, as compared to 2019. The decrease in SG&A and Non-Op was due to lower consultant staff costs and overhead costs, partly reflecting cost-cutting efforts due to the impact of COVID-19 as compared to the prior year. SG&A and Non-Op, as a percentage of revenue, was 61% for 2020 compared to 54% for 2019. The increase in SG&A and Non-Op, as a percentage of revenue, was primarily due to the decline in revenue noted above.
Operating Income and EBITDA

	Year Ended December 31,
	2020	2019	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Operating income:	$0.4	$0.6	$(0.2)	(37)%
EBITDA	$0.5	$0.1	$0.4	N/M
EBITDA as a percentage of revenue	3%	—	N/A	N/A
N/M = not meaningful

    Operating income was $0.4 million for the year ended December 31, 2020, as compared to $0.6 million for 2019. The decrease in operating income was principally due to the decline in adjusted net revenue, partly offset by lower SG&A and Non-Op as described above.

For the year ended December 31, 2020, EBITDA was $0.5 million, or 3% of revenue, as compared to EBITDA of $0.1 million for 2019. The increase in EBITDA for the year ended December 31, 2020 was principally due to COVID-19 foreign government assistance credits of $0.3 million.
    The difference between operating income (loss) and EBITDA (loss) for the years ended December 31, 2020 and 2019 was principally due to the government assistance credits, as well as lower foreign currency exchange and corporate management expenses compared to the prior year period.
The following are discussed in reported currency

Corporate expenses, net of corporate management expenses

    For the year ended December 31, 2020, corporate expenses were $3.0 million as compared to $4.2 million for 2019, a decrease of $1.2 million, or 29%. The decrease was primarily due to lower staff costs, which in 2019 included severance expense of $0.5 million (see Note 11 to Consolidated Financial Statements in Item 8 for further details), compared to severance expense of $0.1 million in 2020. The decrease also reflected lower stock compensation expense and professional fees.
Depreciation and Amortization Expense

    Depreciation and amortization expense was $0.2 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.

Interest Income, Net

    Net interest income was $0.1 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

PPP loan forgiveness

    PPP loan forgiveness of $1.3 million consisted of the forgiveness of a loan received earlier in the year administered by the U.S. Small Business Administration, under the Coronavirus Aid, Relief, and Economic Security Act, in exchange for maintaining certain levels of compensation and other costs in response to the COVID-19 pandemic between April 25, 2020 and October 9, 2020.

Other income (expense), Net

Other income was $0.5 million for the year ended December 31, 2020, as compared to other expense of $0.3 million for the same periods in 2019. The increase in income was primarily due to government assistance received in exchange for maintaining certain levels of compensation and other costs in response to the COVID-19 pandemic, mainly in the U.K., Hong Kong, and in Singapore, (See Note 2 to Consolidated Financial Statements in Item 8 for further details).

Provision for (benefit from) Income Taxes

    The provision for income taxes from continuing operations for the year ended December 31, 2020 was $0.5 million, on $0.7 million of pre-tax loss from continuing operations, as compared to a benefit from income taxes of $0.5 million on $1.4 million of pre-tax loss from continuing operations for 2019. The effective tax rate from continuing operations for the year ended December 31, 2020 was negative 75.5%, as compared to 39.1% for 2019. The change in the Company’s effective tax rate for the year ended December 31, 2020, as compared to 2019, was primarily attributable to reductions in uncertain tax positions in 2019. For the year ended December 31, 2020, the effective tax rate difference from the U.S. Federal statutory rate of 21% was primarily attributable to the mix of income and losses in different jurisdictions taxed at different rates, as well as changes in valuations allowances in the U.S. and in our foreign subsidiaries.

Loss from Discontinued Operations

    Loss from discontinued operations was $0.1 million for the year ended December 31, 2019.

Net Loss

    Net loss was $1.2 million for the year ended December 31, 2020, as compared to net loss of $1.0 million for 2019, an increase in net loss of $0.3 million. Basic and diluted loss per share were $0.43 for the year ended December 31, 2020, as compared to basic and diluted loss per share of $0.30 in 2019.

Liquidity and Capital Resources

    As of December 31, 2020, cash and cash equivalents and restricted cash totaled $26.2 million, as compared to $31.7 million as of December 31, 2019. The following table summarizes the cash flow activities for the years ended December 31, 2020 and 2019:

	For The Year Ended December 31,
$ in millions	2020	2019
Net cash used in operating activities	$(1.4)	$(4.8)
Net cash used in by investing activities	(4.0)	(0.1)
Net cash used in financing activities	(0.9)	(4.6)
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.9	0.2
Net decrease in cash, cash equivalents, and restricted cash	$(5.5)	$(9.3)

Cash Flows from Operating Activities

For the year ended December 31, 2020, net cash used in operating activities was $1.4 million, as compared to $4.8 million of net cash used in operating activities for the same period in 2019, resulting in a decrease in net cash used in operating activities of $3.4 million. The decrease in net cash used in operating activities resulted principally from more favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

    For the year ended December 31, 2020, net cash used in investing activities was $4.0 million, as compared to $0.1 million of net cash used by investing activities in 2019. The increase in net cash used in investing activities primarily reflects the cash paid of $4.0 million on October 1, 2020 for the acquisition of Coit Staffing, Inc. See Note 4 to Consolidated Financial Statements in Item 8 for additional information.

Cash Flows from Financing Activities

For the year ended December 31, 2020, net cash used in financing activities was $0.9 million, as compared to net cash used in financing activities of $4.6 million for the same period in 2019, resulting in a decrease in net cash used by financing activities of $3.7 million. The decrease in net cash used in financing activities was attributable to fewer shares repurchased, for an aggregate of $2.3 million in 2020 compared to $4.6 million in 2019, as well as proceeds from the PPP loan of $1.3 million in 2020.

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of December 31, 2020, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $19 thousand and $20 thousand for the years ended December 31, 2020 and 2019, respectively. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2020.

Liquidity Outlook

    As of December 31, 2020, the Company had cash and cash equivalents on hand of $25.8 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of December 31, 2020. The Company’s near-term cash requirements during 2021 are primarily related to funding operations. For the full year 2021, the Company expects to make capital expenditures of less than $0.5 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

    As of December 31, 2020, $15.2 million of the Company’s cash and cash equivalents noted above was held in the U.S. and the remainder was held internationally, primarily in Australia ($2.5 million), the U.K. ($2.4 million), Switzerland ($1.6 million), Hong Kong ($1.1 million), China ($1.0 million), and Singapore ($0.6 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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

    None.

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company’s reserves were $0.0 million as of both December 31, 2020 and 2019. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

Critical Accounting Policies
    Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within GAAP that our management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Our management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note 2 to the Consolidated Financial Statements in Item 8. We believe the following accounting policies are critical to understanding our results of operations and affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements that are inherently uncertain.

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

    The calculation of net deferred tax assets assumes sufficient future earnings for the realization of such assets as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time. Our assessment includes an analysis of whether deferred tax assets will be realized in the ordinary course of operations based on the available positive and negative evidence, including the scheduling of deferred tax liabilities and forecasted income from operations. The underlying assumptions we use in forecasting future taxable income require significant judgment. In the event that actual income from operations differs from forecasted amounts, or if we change our estimates of forecasted income from operations, we could record additional charges or reduce allowances in order to adjust the carrying value of deferred tax assets to their realizable amount. Such adjustments could be material to our consolidated financial statements. See Note 7 to the Consolidated Financial Statements in Item 8 for further information regarding deferred tax assets and valuation allowances.

    ASC 740-10-55-3, “Recognition and Measurement of Tax Positions - a Two Step Process,” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In addition, ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of December 31, 2020, the gross liability for income taxes associated with uncertain tax positions was $1.1 million.

    The Company’s unrecognized tax benefits, if recognized in the future, would affect the annual effective income tax rate. See Note 7 to the Consolidated Financial Statements in Item 8 for further information regarding unrecognized tax benefits. We elected to continue our historical practice of classifying applicable interest and penalties as a component of the provision for income taxes.

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

Business Combinations and Asset Acquisitions

Business Combinations are accounted for under the acquisition method in accordance with ASC 805, Business Combinations. The acquisition method requires identifiable assets acquired and liabilities assumed and any non-controlling interest in the business acquired to be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. Acquisitions that do not meet the definition of a business under the ASC are accounted for as asset acquisitions. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative fair value basis. Transaction costs are expensed in a business combination and are considered a component of the cost of the acquisition in an asset acquisition.

Intangible Assets

Intangible assets consist primarily of customer relationships, trade names and a non-competition agreement. The Company’s definite-life intangible assets are being amortized on a straight-line basis over their estimated lives ranging from two to five years. The Company periodically evaluates whether events or changes in circumstances have occurred that indicate long-lived assets may not be recoverable. When such circumstances are present, the Company assesses whether the carrying value will be recovered though the expected undiscounted future cash flows resulting from the use and eventual disposition of the long-lived asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the long-lived asset, an impairment loss equal to the excess of the long-lived asset’s carrying value over its fair value is recorded in ASC 360-1-35.

Goodwill

The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as goodwill. Goodwill recorded in connection with the acquisition of Coit Staffing Inc. is recognized in the Company's Americas reportable segment. Goodwill is not amortized and is tested for impairment on an annual basis on October 1, or when an event or changes in circumstances indicate that its carrying value may not be recoverable and has identified one reporting unit that currently carries a goodwill balance. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

The Company still has the option to perform the qualitative assessment for a reporting unit to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference.

The Company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. There was no impairment charge recorded in fiscal year 2020.

Stock-Based Compensation

    The Company applies the fair value recognition provisions of ASC 718, “Compensation - Stock Compensation.” The Company determines the fair value as of the grant date. Determining the appropriate amount of associated periodic expense requires management to estimate the likelihood of achievement of certain performance targets. The assumptions used in calculating the fair value of stock compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock compensation expense could be different from what has been recorded in the current period.

    For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company accounts for forfeitures as they occur.

Recent Accounting Pronouncements

    See Note 2 to our Consolidated Financial Statements in Item 8 regarding the impact or potential impact of recent accounting pronouncements upon our financial position and results of operations.

Forward-Looking Statements

    This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the adverse impacts of the recent coronavirus, or COVID-19 outbreak, (3) the Company’s ability to successfully achieve its strategic initiatives, (4) risks related to potential acquisitions or dispositions of businesses by the Company, (5) the Company’s ability to retain and recruit qualified management and/or advisors, (6) the Company’s ability to operate successfully as a company focused on its RPO business, (7) risks related to fluctuations in the Company’s operating results from quarter to quarter, (8) the loss of or material reduction in our business with any of the Company’s largest customers, (9) the ability of clients to terminate their relationship with the Company at any time, (10) competition in the Company’s markets, (11) the negative cash flows and operating losses that may recur in the future, (12) risks relating to how future credit facilities may affect or restrict our operating flexibility, (13) risks associated with the Company’s investment strategy, (14) risks related to international operations, including foreign currency fluctuations, political events, natural disasters or health crises, including the ongoing COVID-19 outbreak, (15) the Company’s dependence on key management personnel, (16) the Company’s ability to attract and retain highly skilled professionals, (17) the Company’s ability to collect accounts receivable, (18) the Company’s ability to maintain costs at an acceptable level, (19) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (20) risks related to providing uninterrupted service to clients, (21) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (22) the Company’s ability to utilize net operating loss carry-forwards, (23) volatility of the Company’s stock price, (24) the impact of government regulations, and (25) restrictions imposed by blocking arrangements. The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-K. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2020, the Company earned approximately 91% of its revenue outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.
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
    The Brexit referendum resulted in a decline in the value of the British pound, as compared to the U.S. dollar. The Company’s U.K. operations, future financial performance and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the U.K. finalizes its exit from the European Union. In addition, the recent COVID-19 pandemic has negatively impacted certain currencies compared to the U.S. dollar in the countries where we do business.

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

    The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

    This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the SEC’s “smaller reporting company” rules that permit the Company to provide only management’s assessment report for the year ended December 31, 2020.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Hudson Global, Inc.
Old Greenwich, Connecticut

Opinion on the Consolidated Financial Statements
    We have audited the accompanying consolidated balance sheets of Hudson Global, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
    Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combination
As described in Notes 2 and 4 to the Company’s consolidated financial statements, the Company completed the acquisition of Coit Staffing, Inc., for net consideration of $4.0 million on October 1, 2020, which resulted in $1.0 million of customer relationships being recognized. Management was required to determine fair values of the identifiable assets and liabilities at the acquisition date.

We identified management’s judgements used to determine the fair value of customer relationships as a critical audit matter. Auditing management’s judgments and assumptions related to forecasts of expected customer attrition rates and future cash flows involved a high degree of auditor judgment and specialized skills and knowledge was needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of significant underlying assumptions used to calculate the fair value through: (i) evaluating historical performance of the target entity, (ii) evaluating the reasonableness of customer attrition rates, and (iii) performing sensitivity analysis and evaluating the potential effect of changes in certain assumptions on the future cash flows.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2019.

Stamford, Connecticut
March 11, 2021

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenue	$101,448	$93,811

Operating expenses:
Direct contracting costs and reimbursed expenses	62,367	50,245
Salaries and related	33,974	36,176
Office and general	6,632	8,117
Marketing and promotion	942	849
Depreciation and amortization	179	85
Total operating expenses	104,094	95,472
Operating loss	(2,646)	(1,661)
Non-operating income (expense):
Interest income, net	149	617
PPP loan forgiveness	1,326	—
Other income (expense), net	463	(338)
Loss from continuing operations before provision for income taxes	(708)	(1,382)
Provision for (benefit from) income taxes from continuing operations	535	(540)
Loss from continuing operations	(1,243)	(842)
Loss from discontinued operations, net of income taxes	—	(113)
Net loss	$(1,243)	$(955)
Loss per share:
Basic and diluted
Loss per share from continuing operations	$(0.43)	$(0.27)
Loss per share from discontinued operations	—	(0.04)
Loss per share	$(0.43)	$(0.30)
Weighted-average shares outstanding:
Basic	2,911	3,131
Diluted	2,911	3,131

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2020	2019
Comprehensive loss:
Net loss	$(1,243)	$(955)
Other comprehensive income:
Foreign currency translation adjustment, net of applicable income taxes	1,005	127
Total other comprehensive income, net of income taxes	1,005	127
Comprehensive loss	$(238)	$(828)

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$25,806	$31,190
Accounts receivable, less allowance for doubtful accounts of $10 and $174, respectively	13,445	12,795
Restricted cash, current	152	148
Prepaid and other	889	804
Total current assets	40,292	44,937
Property and equipment, net	115	186
Operating lease right-of-use assets	210	401
Goodwill	2,088	—
Intangible assets, net	1,400	—
Deferred tax assets	1,037	793
Restricted cash	241	380
Other assets	3	7
Total assets	$45,386	$46,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$576	$1,064
Accrued expenses and other current liabilities	9,241	8,178
Operating lease obligations, current	192	246
Total current liabilities	10,009	9,488
Income tax payable	887	845
Operating lease obligations	22	160
Other liabilities	188	177
Total liabilities	11,106	10,670
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 3,672 and 3,663 shares issued; 2,685 and 2,936 shares outstanding, respectively	4	4
Additional paid-in capital	486,825	486,088
Accumulated deficit	(437,750)	(436,507)
Accumulated other comprehensive income (loss), net of applicable tax	526	(479)
Treasury stock, 987 and 726 shares, respectively, at cost	(15,325)	(13,072)
Total stockholders’ equity	34,280	36,034
Total liabilities and stockholders’ equity	$45,386	$46,704

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,243)	$(955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179	85
Provision for doubtful accounts	34	80
Benefit from deferred income taxes	(169)	(210)
Stock-based compensation	737	961
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Decrease (increase) in accounts receivable	672	(2,941)
(Increase) decrease in prepaid and other assets	(34)	652
Decrease in accounts payable, accrued expenses and other liabilities	(1,602)	(2,500)
Net cash used in operating activities	(1,426)	(4,828)
Cash flows from investing activities:
Capital expenditures	(22)	(84)
Net cash paid for acquisitions	(3,997)	—
Net cash used in investing activities	(4,019)	(84)
Cash flows from financing activities:
Proceeds from government lending	1,326	—
Purchases of treasury stock	(2,239)	(4,545)
Purchases of restricted stock from employees	(14)	(41)
Net cash used in financing activities	(927)	(4,586)
Effect of exchange rates on cash and cash equivalents and restricted cash	853	156
Net decrease in cash and cash equivalents and restricted cash	(5,519)	(9,342)
Cash, cash equivalents, and restricted cash beginning of the period	31,718	41,060
Cash, cash equivalents, and restricted cash end of the period	$26,199	$31,718
Supplemental disclosures of cash flow information:
Cash payments during the period for interest	$1	$6
Cash payments during the period for income taxes, net of refunds	$1,108	$648
Cash paid for amounts included in operating lease liabilities	$272	$317
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$77	$723
PPP loan forgiveness	$1,326	$—

See accompanying notes to consolidated financial statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock		Total
	Shares(a)	Value				Shares(a)	Value
Balance at December 31, 2018	3,613	$4	$485,127	$(435,552)	$(606)	(423)	$(8,486)	$40,487
Net loss	—	—	—	(955)	—	—	—	(955)
Other comprehensive loss, translation adjustments	—	—	—	—	127	—	—	127
Purchase of treasury stock	—	—	—	—	—	(301)	(4,545)	(4,545)
Purchase of restricted stock from employees	—	—	—	—	—	(2)	(41)	(41)
Stock-based compensation and vesting of restricted stock units	50	—	961	—	—	—	—	961
Balance at December 31, 2019	3,663	$4	$486,088	$(436,507)	$(479)	(726)	$(13,072)	$36,034
Net loss	—	—	—	(1,243)	—	—	—	(1,243)
Other comprehensive loss, translation adjustments	—	—	—	—	1,005	—	—	1,005
Purchase of treasury stock	—	—	—	—	—	(260)	(2,239)	(2,239)
Purchase of restricted stock from employees	—	—	—	—	—	(1)	(14)	(14)
Stock-based compensation and vesting of restricted stock units	9	—	737	—	—	—	—	737
Balance at December 31, 2020	3,672	$4	$486,825	$(437,750)	$526	(987)	$(15,325)	$34,280

(a) Common stock and Treasury stock for all periods presented reflect the Company’s 1-for-10 reverse stock split, which was effective June 10, 2019.

See accompanying notes to consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS
    Hudson Global, Inc. and its subsidiaries (the “Company”) are comprised of the operations, assets and liabilities of the three Hudson regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe. The Company provides Recruitment Process Outsourcing (“RPO”) permanent recruitment and contracting outsourced recruitment solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company’s RPO delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting.
On October 1, 2020, Hudson completed its acquisition of Coit Staffing, Inc., which expanded its presence in the technology sector and established a Technology Group located in San Francisco. The Technology Group operates jointly with Hudson RPO’s existing teams in the Americas, Asia Pacific, and in Europe, to provide continuous access to knowledge regarding new and emerging technologies in the RPO, Managed Solutions Provider ("MSP"), and Total Talent Solutions space, enabling the Company to better serve its clients around the world.
    As of December 31, 2020, the Company operated directly in twelve countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period amounts have been reclassified to conform to the current year presentation with no material impact on the consolidated financial statements. Unless otherwise stated, amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except for number of shares and per share amounts. All per share amounts and shares outstanding reflect the Company’s 1-for-10 reverse stock split, which was effective June 10, 2019.

Recently Adopted Accounting Standards

On October 1, 2019, we elected to adopt ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) on a prospective basis. This ASU provides guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends Accounting Standards Codification (“ASC”) 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350 to determine which implementation costs should be capitalized in such a CCA. The adoption had no impact on the Company’s consolidated financial statements.

On January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. In July 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”). This ASU allows adoption of the standard as of the effective date without restating prior periods. We did not elect to recognize the lease assets and liabilities in the statement of financial position for short-term leases. For more information, see Note 11.

    On January 1, 2019, we adopted ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which provides guidance on reclassification of certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), enacted on December 22, 2017. ASU 2018-02 allows a

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the application of the Tax Act. Additionally, ASU 2018-02 requires financial statement preparers to disclose (1) a description of their accounting policy for releasing income tax effects from accumulated other comprehensive income, (2) whether they elect to reclassify the stranded income tax effects from the Tax Act, and (3) information about other income tax effects related to the application of the Tax Act that are reclassified from accumulated other comprehensive income to retained earnings, if any. The adoption had no impact on the Company’s consolidated financial statements.

Principles of Consolidation

    The Consolidated Financial Statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All significant inter-company accounts and transactions between and among the Company and its subsidiaries have been eliminated in consolidation.

Impact of COVID-19 Pandemic on Consolidated Financial Statements.

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

In connection with the COVID-19 pandemic, certain foreign government organizations have begun to offer wage assistance subsidies and tax credits to companies in exchange for maintaining specified levels of compensation and related costs for employees residing in those countries. The Company recognizes the receipt of funds from these organizations in the Other income (expense), net caption on the Condensed Consolidated Statements of Operations. For the year ended December 31, 2020, the Company received $527 related to foreign government assistance, which amounts are included within Other income (expense), net. In the United States, the Company on April 26, 2020 received a $1,326 loan in connection with the Paycheck Protection Program (“PPP”), administered by the U.S. Small Business Administration (“SBA”), under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company submitted its application for forgiveness on September 2020 and the SBA approved the forgiveness of the full amount of the loan on November 30, 2020. The Company recognized $1,326 of loan forgiveness on the consolidated statements of operations (see Note 11).

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities, the disclosures about contingent assets and liabilities, and the reported amounts of revenue and expenses. Such estimates include the value of allowances for doubtful accounts, goodwill, intangible assets, other long-lives assets and the valuation of deferred tax assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates the estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

Concentration and Credit Risk

    The Company’s revenue is comprised of the operations, assets, and liabilities of the three regional businesses of Americas, Asia Pacific, and Europe. For the years ended December 31, 2020 and 2019, the Company’s top 25 clients generated

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
over 90% of revenue. Two clients accounted for 66% and 58% of revenue in 2020 and 2019, respectively. Three clients each accounted for 10% or greater of accounts receivable as of December 31, 2020 and 2019, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral. The Company has not experienced significant losses related to receivables in the Consolidated Statements of Operations.

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

    We record accounts receivable when our right to consideration becomes unconditional. The Company’s accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled amounts are expected to be invoiced and collected within one year. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transfer services. We do not have any material contract assets or liabilities as of and for the years ended December 31, 2020 and 2019.

    Payment terms vary by client and the services offered. We consider payment terms that exceed one year to be extended payment terms. Substantially all of the Company’s contracts include payment terms of 90 days or less and we do not extend payment terms beyond one year.

    We primarily record revenue on a gross basis as a principal in the Consolidated Statements of Operations based upon the following key factors:

•We maintain the direct contractual relationship with the client and are responsible for fulfilling the service promised to the client.

•We maintain control over our contractors while the services to the client are being performed, including our contractors’ billing rates.

    RPO Recruitment. We provide complete recruitment outsourcing, project-based outsourcing, and recruitment consulting for clients’ permanent staff hires. We recognize revenue for our RPO recruitment over time in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. The transaction prices contain both fixed fee and variable usage-based consideration. Variable usage based consideration is constrained by candidates accepting offers of permanent employment. We recognized revenue on the fixed fee as the performance obligations are

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
satisfied and usage-based fees as the constraint is lifted. We do not incur incremental costs to obtain our RPO recruitment contracts. The costs to fulfill these contracts are expensed as incurred.

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

Stock-Based Compensation

    The Company applies the fair value recognition provisions of ASC 718, “Compensation - Stock Compensation.” The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company accounts for forfeitures as they occur. During the years ended December 31, 2020 and 2019 the Company only granted restricted stock units and restricted shares of common stock.

Employee Benefit Programs

    The Company in the U.S. sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”). The Company recognized expense related to the 401(k) Plan totaling approximately $92 and $120, respectively, for the years ended December 31, 2020 and 2019, respectively.

Income Taxes

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

    The calculation of net deferred tax assets assumes sufficient future earnings for the realization of such assets as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time. See Note 7 to the Consolidated Financial Statements for further information

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
regarding deferred tax assets and our valuation allowance.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Restricted Cash

    Restricted cash primarily represents amounts required to be held on deposit for a travel and entertainment program in the U.K., a bank guarantee for licensing in Switzerland, and deposits held under a collateral trust agreement in the U.S, which support the Company’s workers’ compensation policy.

Accounts Receivable

    The Company’s accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $3,425 and $3,550 as of December 31, 2020 and 2019, respectively are expected to be invoiced and collected within one year. The Company records accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. The Company maintains an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. Judgment is involved as to the collectability of the various receivables. If the Company determines that the allowance for doubtful accounts is not adequate to cover estimated losses, an expense to provide for doubtful accounts is recorded in selling, general and administrative expenses. If an account is determined to be uncollectible, it is written off against the allowance for doubtful accounts. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of these receivables, including the current credit-worthiness, financial stability and effect of market conditions on each customer.

Property and Equipment

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Furniture and equipment	3 - 8
Capitalized software costs	3 - 5
Computer equipment	3 - 5

    Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term. The amortization periods of material leasehold improvements are estimated at the inception of the lease term.

Capitalized Software Costs

    Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with ASC 350-40, “Intangibles Goodwill and Other: Internal-Use Software.” Costs incurred during the application-development stage for software purchased and further customized by outside vendors for the Company’s use and software developed by a vendor for the Company’s proprietary use have been capitalized. Labor costs incurred during the application-development stage for the Company’s own personnel which are directly associated with software development are capitalized as appropriate. The Company expenses software and overhead cost incurred during the preliminary and/or post implementation of the project stage such as maintenance, training and upgrades or enhancements that do not increase functionality.  Capitalized software costs are included in property and equipment.

Business Combinations and Asset Acquisitions

Business Combinations are accounted for under the acquisition method in accordance with ASC 805, Business Combinations. The acquisition method requires identifiable assets acquired and liabilities assumed in the business acquired to be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. Transaction costs are expensed in a business combination and included in Office and General.

Intangible Assets

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

    Intangible assets consist of customer relationships, trade names and a non-competition agreement. The Company’s definite-life intangible assets are being amortized on a straight-line basis over their estimated lives ranging from two to five years. The Company periodically evaluates whether events or changes in circumstances have occurred that indicate long-lived assets may not be recoverable. When such circumstances are present, the Company assesses whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use and eventual disposition of the long-lived asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the long-lived asset, an impairment loss equal to the excess of the long-lived asset’s carrying value over its fair value is recorded in ASC 360-1-35. There were no impairment triggers during the year ended December 31, 2020.

Amortization expense is computed using the straight-line method over the following estimated useful lives:

Years
Non-compete agreements	2
Trade name	5
Customer lists	5

Goodwill

The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as goodwill. The Company has allocated goodwill as of the date of the Coit Staffing Inc. acquisition to its North America reportable segment. Goodwill is not amortized and is tested for impairment on an annual basis on October 1, or when an event or changes in circumstances indicate that its carrying value may not be recoverable and has identified one reporting unit that currently carries a goodwill balance. The Company identified its reporting unit as Hudson Coit Inc., an entity included in the Americas reportable segment.

Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

The Company still has the option to perform the qualitative assessment for a reporting unit to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference.

The Company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. There were no impairment charges recorded in fiscal year 2020.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Foreign Currency Translation

    The financial position and results of operations of the Company’s international subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statements of Operations accounts are translated at the average rate of exchange prevailing during each period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income (loss) account in stockholders’ equity, other than translation adjustments on short-term intercompany balances, which are included in other income (expense). Gains and losses resulting from other foreign currency transactions are included in other income (expense). Intercompany receivable balances of a long-term investment nature are considered part of the Company’s permanent investment in a foreign jurisdiction and the gains or losses on these balances are reported in other comprehensive income.

Comprehensive Income (Loss)

    Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income (loss) is primarily comprised of foreign currency translation adjustments, which relate to investments that are permanent in nature.

Recent Accounting Standard Update Not Yet Adopted

    In June 2016, FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. The company is currently evaluating this ASU, but does not believe it will have a material impact on its consolidated financial statements and related disclosures.

NOTE 3 – DISAGGREGATED REVENUE

    The Company’s revenues for the years ended December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
RPO Recruitment	$38,521	$43,617
Contracting	62,927	50,194
Total Revenue	$101,448	$93,811

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 4 – ACQUISITION

On October 1, 2020, the Company, entered into an asset purchase agreement (the “APA”) by and among the Company, Hudson Coit, Inc., a wholly-owned subsidiary of the Company (“Buyer”), Coit Staffing, Inc. (“Seller”), Joe Belluomini, and Tim Farrelly (together with Mr. Belluomini, the “Principals”) and completed the acquisition by Buyer of substantially all of the assets used in the business of the Seller, as set forth in the APA (the “Acquisition”).

Per the terms of the APA, the Seller received (i) $3,997 in cash subject to certain adjustments set forth in the APA at the closing of the Acquisition; (ii) a promissory note in the aggregate principal amount of $1,350, payable in annual installments of $450 per year on the first, second, and third anniversaries of the closing; (iii) $500 worth of shares of the Company’s common stock, with the amount of such shares to be determined by dividing $500 by the weighted average price of the Company’s common stock for the five trading days prior to the closing date, to be issued in three equal installments on each of the 10-month, 20-month, and 30-month anniversaries of the closing date; and (iv) earn-out payments not to exceed $1,500 and $2,030 in the years ended December 31, 2021 and 2022, respectively, based upon the achievement of certain performance thresholds in those years. In addition the Principals each entered into employment agreements with the Company for a term of two years.

The Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price consists of the amount paid in cash of $3,997, which was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of October 1, 2020, with the excess recorded as goodwill. The Company incurred transaction costs related to the acquisition of $436 that were expensed as part of Office and general on the Consolidated Statements of Operations.

The promissory note and shares of the Company’s common stock to be paid to the Seller as outlined in the APA are tied to the continuing employment of the Principals at the Company, and therefore have been accounted for as compensation expense. This compensation expense is recorded on a straight-line basis under the assumption that the Principals will remain employed by the Company, and therefore that the note will be paid in full and the shares will be issued. As of December 31, 2020, the Company recognized $92 in stock-based compensation associated with the 52,226 restricted shares of common stock to be issued over 30 months (see Note 6) and $113 related to the promissory note. The compensation expense associated with the promissory note payable to the sellers is reflected in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. The total of $205 for the three months ended December 31, 2020 was reflected in Salaries and related expenses on the Consolidated Statements of Operations.

Included in the Company’s Consolidated Statements of Operations from the acquisition date of October 1, 2020 to the period ended December 31, 2020 are revenue of $1,109 and net loss of $18.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Below is a summary of the fair value of the net assets acquired on the acquisition date based on external valuations at the date of acquisition.

Fair Value
Assets Acquired:
Accounts receivable	$518
Intangible assets	1,480
Goodwill	2,088
Assets Acquired	$4,086
Liabilities Assumed:
Accrued commissions	$44
Deferred revenue	45
Liabilities Assumed	$89

Fair value of assets acquired and consideration transferred	$3,997

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition.

	Fair Value	Useful Life
Non-compete agreements	$80	2 years
Trade name	400	5 years
Customer lists	1,000	5 years
Total identifiable assets	$1,480

Unaudited Pro Forma Financial Information

The following unaudited consolidated pro forma information gives effect to the acquisition of Coit Staffing, Inc. as if the transaction had occurred on January 1, 2019.

	Year ended December 31,
	2020	2019
Revenue	$104,708	$99,895
(Loss) income from continuing operations	$(785)	$114

The unaudited pro forma supplemental information provided above is based on estimates and assumptions that the Company believes are reasonable, and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets for the years ended December 31, 2020 and 2019. This supplemental pro forma information has been prepared for comparative purposes and is not intended to reflect what would have occurred had the acquisition taken place on January 1, 2019.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 5 – DISCONTINUED OPERATIONS

    On March 31, 2018, the Company completed the sale of its Recruitment and Talent Management (“RTM”) businesses in Belgium, Europe (excluding Belgium), and Asia Pacific (“APAC”) in separate transactions to Value Plus NV, Morgan Philips Group S.A., and Apache Group Holdings Pty Limited, respectively. The gross proceeds from the sale were $38,960. In addition, $17,626 of debt was assumed by the buyers. The RTM businesses met the criteria for discontinued operations set forth in ASC 205.

Reported results for the discontinued operations by period were as follows:

Year Ended
December 31,
2019
Loss from sale of discontinued operations	$(113)
Loss from discontinued operations before income taxes	(113)
Provision for income taxes	—
Loss from discontinued operations	$(113)

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
    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. On September 14, 2020, the Company’s stockholders approved an amendment and restatement of the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 250,000 shares. As of December 31, 2020, there were 260,513 shares of the Company’s common stock available for future issuance.
During the year ended December 31, 2020, no stock-based units were granted to employees. The Company granted 50,834 restricted stock units to its employees during the year ended December 31, 2019.
    The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Board of Directors of the Company. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the years ended December 31, 2020 and 2019, the Company granted 46,697 and 38,072 restricted stock units to its non-employee directors pursuant to the Director Plan, respectively.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
As of December 31, 2020, 204,972 restricted stock units are deferred under the Company’s ISAP.
On October 1, 2020, the Company granted 52,226 restricted shares of common stock to be issued over 30 months in connection with the acquisition of Coit Staffing, Inc. Accordingly, as of December 31, 2020, the Company recognized $92 in stock-based compensation. See Note 4 for additional information.
For the years ended December 31, 2020 and 2019, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock, which are included in the accompanying Consolidated Statements of Operations, were as follows:

	For The Year Ended December 31,
	2020	2019
Restricted shares of common stock	$92	$—
Restricted stock units	645	961
Total	$737	$961
Tax benefits recognized in jurisdictions where the Company has taxable income	$18	$31

As of December 31, 2020 and 2019, based on the Company's historical valuation treatment, unrecognized compensation expense and the weighted average periods over which the compensation expense is expected to be recognized relating to the unvested portion of the Company’s restricted stock unit awards, were as follows:

	As of December 31,
	2020		2019
	Unrecognized Expense	Weighted Average Period in Years	Unrecognized Expense	Weighted Average Period in Years
Restricted shares of common stock	$408	1.4	$—	0.0
Restricted stock units	$58	1.1	$278	0.9

Stock Options
Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant and generally vest ratably over a four-year period.
Changes in the Company’s stock options for the years ended December 31, 2020 and 2019 were as follows:

	For The Year Ended December 31,
	2020		2019
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1,	5,000	$24.90	5,000	$24.90
Expired/forfeited	(5,000)	$(24.90)	—	$—
Options outstanding at December 31,	—	$—	5,000	$24.90
Options exercisable at December 31,	—	$—	5,000	$24.90

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
    The weighted average remaining contractual term and the aggregated intrinsic value for stock options outstanding and exercisable as of December 31, 2019 was as follows:

	As of December 31,
	2019
	Remaining Contractual Term in Years	Aggregated Intrinsic Value
Stock options outstanding	0.8	$—
Stock options exercisable	0.8	$—

Restricted Stock Units
    Changes in the Company’s restricted stock units arising from grants to certain employees and non-employee directors for the years ended December 31, 2020 and 2019 were as follows:

	For The Year Ended December 31,
	2020		2019
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	63,436	$15.12	57,773	$15.68
Granted	46,697	$9.49	88,906	$14.92
Shares earned above target (a)	—	$—	723	$17.00
Vested	(73,073)	$11.43	(68,876)	$14.87
Forfeited	(22,384)	$15.20	(15,090)	$15.38
Unvested restricted stock units at December 31,	14,676	$15.45	63,436	$15.12

(a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.

    The total fair value of restricted stock units vested during the years ended December 31, 2020 and 2019 were as follows:

	For The Year Ended December 31,
	2020	2019
Fair value of restricted stock units vested	$685	$1,016

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Restricted Shares of Common Stock
    Changes in the Company’s restricted shares of common stock arising from the grants issued in connection with the acquisition of Coit Staffing, Inc. (see Note 4) were as follows:

	For The Year Ended December 31,
	2020
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	—	$—
Granted	52,226	9.57
Vested	—	$—
Unvested restricted stock units at December 31,	52,226	9.57

NOTE 7 – INCOME TAXES

Income Tax Provision

    The domestic and foreign components of loss from continuing operations before provision for income taxes is as follows:

	Year ended December 31,
	2020	2019
Domestic	$(3,446)	$(3,131)
Foreign	2,738	1,749
Loss before provision for income taxes	$(708)	$(1,382)

    The components of the provision for (benefit from) income taxes from continuing operations are as follows:

	Year ended December 31,
	2020	2019
Current tax provision (benefit):
U.S. Federal	$—	$—
State and local	5	(495)
Foreign	699	165
Total current provision for (benefit from) income taxes	704	(330)
Deferred tax provision (benefit):
U.S. Federal	—	—
State and local	—	—
Foreign	(169)	(210)
Total deferred benefit from income taxes	(169)	(210)
Total provision for (benefit from) provision for income taxes	$535	$(540)

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Tax Rate Reconciliation

The effective tax rates for the years ended December 31, 2020 and 2019 were negative 75.5% and 39.1% respectively. The change in effective tax rate in 2020 is primarily related to the mix of income and losses in different jurisdictions taxed at different rates, as well as changes in valuations allowances in the U.S. and in our foreign subsidiaries. The change in the effective tax rate in 2019 was primarily due to the reduction and effective lapsing of statutes for certain historic uncertain tax positions and state income tax benefits, offset by additional tax expense for GILTI, foreign income taxes at different rates, and changes in valuation allowances in the U.S. and certain foreign jurisdictions. The effects of other federal and state deferred tax adjustments in 2020 and 2019 were offset by changes in valuation allowances and have no net impact on effective tax rates.

    The following is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2020 and 2019 to the U.S. federal statutory rate of 21% :

	Year ended December 31,
	2020	2019
Benefit at federal statutory rates	$(149)	$(290)
State income taxes, net of federal benefit	(212)	(147)
Change in valuation allowance	227	(12,005)
Taxes related to foreign income	195	295
Non-deductible expenses	(271)	58
Other federal deferred tax adjustments	(23)	6,907
Other state deferred tax adjustments	738	5,624
Uncertain tax positions	30	(982)
Provision for (benefit from) income taxes	$535	$(540)

Deferred Taxes Assets (Liabilities)

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Net deferred tax assets have been reported as non-current in the accompanying Consolidated Balance Sheets. Significant temporary differences at December 31, 2020 and 2019 are as follows:

	As of December 31,
	2020	2019
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$23	$47
Property and equipment	2	(64)
Goodwill and intangibles	204	200
Accrued compensation	1,818	1,511
Accrued liabilities and other	106	255
Loss carryforwards	186,606	186,325
Deferred tax assets before valuation allowance	188,759	188,274
Valuation allowance	(187,722)	(187,481)
Deferred tax assets, net of valuation allowance	$1,037	$793

As a result of the enactment of the Tax Act, the Company has provided tax on GILTI, and therefore, future repatriations of previously unremitted foreign earnings are expected to either be exempt from U.S. taxation or offset by NOLs. The Company has provided $0 and $48 of withholding tax with respect to unremitted foreign earnings, respectively, at December 31, 2020 and December 31, 2019.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

At December 31, 2020, the Company had losses for U.S. Federal tax purposes of approximately $696,760 in total, made up of net U.S. Federal NOLs incurred through December 31, 2020 of $318,097 and U.S. Federal capital losses of $378,663 as a result of the Sales Transaction. The NOLs include approximately $13,144 of tax losses that were not absorbed by Monster Worldwide, Inc. (“Monster”) on its consolidated U.S. Federal tax returns through the spin-off of the Company on April 1, 2003. U.S. Federal NOLs incurred through December 31, 2017 expire at various dates through 2037 with $0 scheduled to expire during 2021. U.S. Federal NOLs incurred in or after 2018 have an indefinite carryforward period, which can be offset by 80% of future taxable income in any given year. U.S. Federal capital losses incurred in 2018 will expire after five years during 2023.

The Company’s utilization of U.S. NOLs is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code (“IRC”), which may limit our ability to utilize all the existing NOLs before the expiration dates. Based upon IRC Section 382 studies prepared by the Company, Section 382 ownership changes have occurred that will result in $224,124 of the Company’s Federal NOLs generated through September 2006 and recognized built-in losses during the five year period after September 2006 being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $27,848 of the $224,124 NOLs that are limited are expected to expire prior to utilization specifically as a result of the IRC Section 382 cumulative annual limitations. Accordingly, the U.S. Federal NOLs of $318,097 above excluded the $27,848 of tax losses expected to expire prior to utilization due to IRC Section 382 cumulative annual limitations and the deferred tax asset for loss carryforwards of $183,732 also excluded $7,492 of related tax benefits.

As of December 31, 2020, certain international subsidiaries had NOLs for local tax purposes of $12,802. With the exception of $6,103 of NOLs with an indefinite carry forward period as of December 31, 2020, these losses will expire at various dates through 2039, with $0 scheduled to expire during 2021. The deferred tax recognized for NOLs are presented net of unrecognized tax benefits, where applicable.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and projected future taxable income. During 2020, the Company released its valuation allowance in net deferred tax assets in U.K as management determined that it is more likely than not that such deferred taxes are realizable. As of December 31, 2020, $186,564 of the valuation allowance relates to the deferred tax asset for NOLs, $183,732 of which is U.S. Federal and state and $2,832 of which is foreign, that management has determined will more likely than not expire prior to realization. The remaining valuation allowance of $1,158 relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company’s U.S. and foreign tax losses.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows:

	2020	2019
Balance, beginning of year	$663	$1,574
Additions for tax positions of current years	—	—
Additions for tax positions of prior years	6	15
Reductions for tax positions of prior years	—	(303)
Expiration of applicable statutes of limitations	—	(623)
Balance, end of year	$669	$663
The total amount of state and local and foreign unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2020 and December 31, 2019 was $669 and $663, respectively, exclusive of interest and penalties.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of December 31, 2020 and December 31, 2019, the Company had $594 and $551, respectively, of accrued interest and penalties associated with unrecognized tax benefits.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Based on information available as of December 31, 2020, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $200 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or the statutes of limitations for those years when the NOLs are used or expire. As of December 31, 2020, the Company’s open tax years remain subject to examination by the relevant tax authorities and currently under income tax examination were principally as follows:

Year
Earliest tax years remain subject to examination by the relevant tax authorities:
U.S. Federal	2017
Majority of U.S. state and local jurisdictions	2016
Australia	2018
Belgium	2017
Canada	2016
Netherlands	2013
Switzerland	2015
United Kingdom	2018
Jurisdictions in Asia	2018

The Company believes that its unrecognized tax benefits as of December 31, 2020 are appropriately recorded for all years subject to examination above.

NOTE 8 – EARNINGS (LOSS) PER SHARE
    A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations were as follows:

	For The Year Ended December 31,
	2020	2019
Loss per share (“EPS”):
EPS - basic and diluted:
Loss per share from continuing operations	$(0.43)	$(0.27)
Loss per share from discontinued operations	—	(0.04)
Loss per share	$(0.43)	$(0.30)
EPS numerator - basic and diluted:
Loss from continuing operations	$(1,243)	$(842)
Loss from discontinued operations, net of income taxes	—	(113)
Net loss	$(1,243)	$(955)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	2,911	3,131
Common stock equivalents: stock options and restricted stock units (a)	—	—
Weighted average number of common stock outstanding - diluted	2,911	3,131
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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
    The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the years ended December 31, 2020 and 2019 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	For The Year Ended December 31,
	2020	2019
Unvested restricted stock units	14,676	63,436
Unvested restricted shares of common stock	52,226	—
Stock options	—	5,000
Total	66,902	68,436

NOTE 9– GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $2,088 on October 1, 2020 in connection with its acquisition of Coit Staffing Inc. (see Note 4 for further information). Prior to this acquisition the Company had no goodwill. The Goodwill was acquired on the same date of our annual impairment testing and the Company concluded goodwill was not impaired.

Carrying Value
Goodwill, January 1, 2020	$—
Acquisition	2,088
Currency translation	—
Goodwill, December 31, 2020	$2,088

Intangible Assets

In connection with the Coit acquisition, as of December 31, 2020, the Company’s Intangible assets consisted of the following components:

	Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1.75	$80	$(10)	$70
Trade name	4.75	400	(20)	380
Customer lists	4.75	1,000	(50)	950
		$1,480	$(80)	$1,400

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Non-compete are amortized over 2 years and Trade names and Customer lists are amortized over 5 years. Amortization expense for the year ended December 31, 2020 was $80. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the year ended December 31, 2020.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Estimated future amortization expense of intangible assets for each of the next five fiscal years are as follows:

2021	$320
2022	310
2023	280
2024	280
2025	210
$1,400

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    As of December 31, 2020 and 2019, the Company’s accrued expenses and other current liabilities consisted of the following:

	December 31,
	2020	2019
Salaries, commissions, and benefits	$4,800	$4,285
Severance	314	174
Sales, use, payroll, and income taxes	2,088	2,291
Fees for professional services	658	673
Deferred revenue	178	57
Other accruals	1,203	698
Total accrued expenses and other current liabilities	$9,241	$8,178

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0 as of December 31, 2020 and 2019, respectively.

Departure of Certain Employees

    As previously disclosed, on May 31, 2019, the Company and Patrick Lyons, the Company’s Chief Financial Officer, determined that Mr. Lyons would leave his positions with the Company effective June 30, 2019. As a result, during the year ended December 31, 2019, the Company recognized compensation expense of $485 to its former Chief Financial Officer classified within salaries and related expense in the Company’s Consolidated Statement of Operations. Additionally, Mr. Lyons agreed to serve as a consultant to the Company to assist with certain financial and operational matters from July 1, 2019 through December 31, 2019. In consideration for his services as a consultant, the Company paid Mr. Lyons 750 shares of the Company’s common stock at the end of each month during the term of Mr. Lyons’ consulting agreement with the Company.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Operating Leases

    Effective January 1, 2019, the Company adopted the new lease guidelines detailed in ASU 2016-02. The Company’s financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance as provided for in the alternative transition approach under ASU 2018-11. We did not elect to apply the recognition requirements to short-term leases with terms of 12 months or less based on original lease commencement date and instead recognize the lease payments on a straight line basis over the lease term. Adoption of this standard resulted in the recording of net operating lease right-of-use assets and corresponding operating lease liabilities of $0.7 million for rented office spaces.

    Our office space leases have remaining lease terms of one year to two years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.

    None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the years ended December 31, 2020 and 2019 were $604 and $527, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of December 31, 2020 was 1.2 years.

    As of December 31, 2020, future minimum operating lease payments are as follows:

	2021	2022	Total
Minimum lease payments	$192	$22	$214

    As of December 31, 2019, future minimum operating lease payments for capitalized leases due in 2020 was $406.

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited ("NAB"). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of December 31, 2020, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $19 and $20 for the years ended December 31, 2020 and 2019, respectively.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2020.

Amounts borrowed from the NAB Facility are large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Consolidated Statements of Cash Flows.

Paycheck Protection Program

On April 26, 2020, the Company’s wholly owned U.S. subsidiary, Hudson Global Resources Management, Inc., received a $1,326 loan in connection with the PPP as part of the CARES Act, administered by the SBA. As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company’s customers and the Company’s dependency to

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
curtail expenses to fund ongoing operations as the anticipated reduction in RPO recruitment revenue is expected to impact the business. The PPP loan proceeds are to be used to help offset payroll costs as stipulated in the legislation.

All or a portion of the PPP loan may be forgiven by the SBA upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities.

The PPP loan had a 1.00% interest rate and was scheduled to mature on April 26, 2022. The loan was subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The loan may have been prepaid by the Company at any time prior to maturity with no prepayment penalties. The Company complied with all provisions related to the PPP loan. The Company submitted its application for forgiveness in September 2020 and the SBA approved the forgiveness of the full amount of the loan November 30, 2020. The Company recognized the gain on extinguishment of debt from the loan within PPP loan forgiveness on November 30, 2020.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

    On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company’s common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. The Company did not repurchase any shares under this authorization in 2020. During the year ended December 31, 2019, the Company had repurchased 54,138 shares in the open market for a total cost of $718. As of December 31, 2020 and 2019, under the July 30, 2015 authorization, the Company had repurchased 432,563 shares for a total cost of $8,297.

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

Reverse Stock Split

    On June 10, 2019, the Company announced a reverse split of its outstanding shares of common stock at a ratio of 1-for-10 and that it had also reduced the number of authorized shares of common stock to 20 million shares. The reverse split had no effect on the par value of the Company’s common stock, but it reduced the number of issued and outstanding shares of common stock by a factor of 10. All issued and outstanding shares, stock-based compensation disclosures, net loss per share, and other share and per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse split.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss, net of tax, consisted of the following:

	December 31,
	2020	2019
Foreign currency translation adjustments	$526	$(479)
Accumulated other comprehensive loss	$526	$(479)

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 14 – STOCKHOLDER RIGHTS PLAN

Stockholder Rights Plan

    On October 15, 2018, the Company’s Board declared a dividend to the Company’s stockholders of record as of the close of business on October 25, 2018 (the “Record Date”), for each outstanding share of the Company’s common stock, par value $0.001 per share, of one right (a “Right”) to purchase one one-hundredth of a share of a new series of participating preferred stock of the Company. The terms of the Rights are set forth in the Rights Agreement, dated as of October 15, 2018 (the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent.

    The Board entered into the Rights Agreement in an effort to preserve the value of the Company’s NOLs and other tax benefits. The Company’s ability to utilize its NOLs may be substantially limited if the Company experiences an “ownership change” within the meaning of Section 382 IRC. In general, an “ownership change” would occur if the percentage of the Company’s ownership by one or more “5-percent shareholders” (as defined in the IRC) increases by more than 50 percent over the lowest percentage owned by such stockholders at any time during the prior three years. The Rights Agreement is designed to preserve the Company’s tax benefits by deterring transfers of Common Stock that could result in an “ownership change” under Section 382 of the IRC.

    The Rights Agreement replaces the Company’s prior rights agreement designed to preserve the value of the Company’s NOLs, which was approved by stockholders in 2015 and expired in accordance with its terms in January 2018. The Company also has a provision in its Amended and Restated Certificate of Incorporation (the “Charter Provision”) which generally prohibits transfers of its common stock that could result in an ownership change. The Company believes that in light of the significant amount of the NOLs, it is advisable to adopt the Rights Agreement in addition to the Charter Provision. In general terms, the Rights Agreement imposes a significant penalty upon any person or group that acquires beneficial ownership (as defined under the Rights Agreement) of 4.99% or more of the outstanding common stock without the prior approval of the Board (an “Acquiring Person”). Any Rights held by an Acquiring Person are void and may not be exercised. The Company obtained stockholder approval of the Rights Agreement at the Company’s 2019 annual meeting of stockholders.

    If the Rights become exercisable, each Right would allow its holder to purchase from the Company one one-hundredth of a share of the Company’s Series B Junior Participating Preferred Stock (“Series B Preferred Stock”) for a purchase price of $3.50. Each fractional share of Series B Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of common stock. Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation rights.

    The Rights will not be exercisable until the earlier of (i) 10 days after a public announcement by the Company that a person or group has become an Acquiring Person; and (ii) 10 business days (or a later date determined by the Board) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an Acquiring Person.

    Until the date that the Rights become exercisable (the “Distribution Date”), common stock certificates will also evidence the Rights and will contain a notation to that effect. Any transfer of shares of common stock prior to the Distribution Date will constitute a transfer of the associated Rights. After the Distribution Date, the Rights will separate from the common stock and be evidenced by Right certificates, which the Company will mail to all holders of Rights that have not become void. After the Distribution Date, if a person or group already is or becomes an Acquiring Person, all holders of Rights, except the Acquiring Person, may exercise their Rights upon payment of the purchase price to purchase shares of common stock (or other securities or assets as determined by the Board) with a market value of two times the purchase price (a “Flip-in Event”). After the Distribution Date, if a Flip-in Event has already occurred and the Company is acquired in a merger or similar transaction, all holders of Rights, except the Acquiring Person, may exercise their Rights upon payment of the purchase price, to purchase shares of the acquiring or other appropriate entity with a market value of two times the purchase price of the Rights. Rights may be exercised to purchase Series B Preferred Stock only after the Distribution Date occurs and prior to the occurrence of a Flip-in Event as described above. A Distribution Date resulting from the commencement of a tender offer or an exchange offer as described in the second bullet point above could precede the occurrence of a Flip-in Event, in which case the Rights could be exercised to purchase Series B Preferred Stock. A Distribution Date resulting from any occurrence described in the first bullet point above would necessarily follow the occurrence of a Flip-in Event, in which case the Rights could be exercised to purchase shares of common stock (or other securities or assets) as described above.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
    The Rights Agreement grants discretion to the Board to designate a person as an “Exempt Person” or to designate a transaction involving common stock as an “Exempt Transaction.” An “Exempt Person” cannot become an Acquiring Person under the Rights Agreement. The Board can revoke an “Exempt Person” designation if it subsequently makes a contrary determination regarding whether a transaction by such person may jeopardize the availability of the Company’s tax benefits.

    The Rights will expire on the earliest of (i) October 15, 2021, the third anniversary of the date on which the Board authorized and declared a dividend of the Rights, or such earlier date as of which the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s tax benefits, (ii) the time at which the Rights are redeemed, (iii) the time at which the Rights are exchanged, (iv) the effective time of the repeal of Section 382 of the IRC if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s tax benefits, and (v) the first day of a taxable year to which the Board determines that no NOLs or other tax benefits may be carried forward.

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

NOTE 15 – SEGMENT AND GEOGRAPHIC DATA

Segment Reporting

    The Company operates in three reportable segments: the Hudson regional businesses of Americas, Asia Pacific, and Europe. Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, investor relations, legal, accounting, tax and treasury. A portion of these expenses are attributed to the reportable segments for providing the above services to them, and have been allocated to the segments as management service expenses, and are included in the segments’ non-operating other income (expense). Segment information is presented in accordance with ASC 280, “Segments Reporting.” This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
GAAP. Accounts receivable and long-lived assets are the only significant assets separated by segment for internal reporting purposes. The following information is presented net of discontinued operations. For more information see Note 5.

	Americas	Asia Pacific	Europe	Corporate	Inter-segment elimination	Total
For the Year Ended December 31, 2020
Revenue, from external customers	$10,866	$75,633	$14,949	$—	$—	$101,448
Inter-segment revenue	97	6	—	—	(103)	—
Total revenue	$10,963	$75,639	$14,949	$—	$(103)	$101,448
Adjusted net revenue, from external customers (a)	$9,598	$19,814	$9,669	$—	$—	$39,081
Inter-segment adjusted net revenue	97	6	(102)	—	(1)	—
Total adjusted net revenue	$9,695	$19,820	$9,567	$—	$(1)	$39,081
EBITDA (loss) (b)	$(1,044)	$2,877	$481	$(2,992)	$—	$(678)
Depreciation and amortization	(99)	(51)	(24)	(5)	—	(179)
Interest income, net	—	2	—	147	—	149
Intercompany interest (expense) income, net	—	(322)	—	322	—	—
Income (loss) from continuing operations before income taxes	$(1,143)	$2,506	$457	$(2,528)	$—	$(708)
PPP Loan forgiveness	$1,326	$—	$—	$—	$—	$1,326
Provision for (benefit from) income taxes	$35	$552	$(83)	$31	$—	$535
As of December 31, 2020
Accounts receivable, net	$3,177	$7,580	$2,690	$(2)	$—	$13,445
Long-lived assets, net of accumulated depreciation and amortization	$3,508	$63	$27	$5	$—	$3,603
Total assets	$8,316	$14,651	$7,917	$14,502	$—	$45,386

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	Americas	Asia Pacific	Europe	Corporate	Inter-segment elimination	Total
For the Year Ended December 31, 2019
Revenue, from external customers	$13,565	$61,438	$18,808	$—	$—	$93,811
Inter-segment revenue	74	—	2	—	(76)	—
Total revenue	$13,639	$61,438	$18,810	$—	$(76)	$93,811
Adjusted net revenue, from external customers (a)	$12,291	$21,177	$10,098	$—	$—	$43,566
Inter-segment adjusted net revenue	72	(69)	3	—	(6)	—
Total adjusted net revenue	$12,363	$21,108	$10,101	$—	$(6)	$43,566
EBITDA (loss) (b)	$60	$2,194	$84	$(4,252)	$—	$(1,914)
Depreciation and amortization	(18)	(39)	(23)	(5)	—	(85)
Interest income, net	—	(4)	—	621	—	617
Intercompany interest (expense) income, net	—	(390)	—	390	—	—
Income (loss) from continuing operations before income taxes	$42	$1,761	$61	$(3,246)	$—	$(1,382)
(Benefit from) provision for income taxes	$(277)	$378	$24	$(665)	$—	$(540)
As of December 31, 2019
Accounts receivable, net	$2,101	$6,931	$3,729	$34	$—	$12,795
Long-lived assets, net of accumulated depreciation and amortization	$33	$104	$38	$11	$—	$186
Total assets	$4,245	$12,461	$7,336	$22,662	$—	$46,704

(a) Adjusted net revenue are net of the Direct contracting costs and reimbursed expenses caption on the Consolidated Statements of Operations. Direct contracting costs and reimbursed expenses include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. The region where services are provided, the mix of RPO recruitment and contracting, and the functional nature of the staffing services provided can affect operating income and EBITDA. The salaries, commissions, payroll taxes, and employee benefits related to recruitment professionals are included under the caption “Salaries and related” in the Consolidated Statements of Operations.

(b)SEC Regulation S-K 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with U.S. GAAP or as a measure of the Company’s profitability.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Geographic Data Reporting
    A summary of revenues for the years ended December 31, 2020 and 2019 and net assets by geographic area as of December 31, 2020 and 2019 from continuing operations were as follows:

Information by geographic region	Australia	United Kingdom	United States	Other	Total
For the Year Ended December 31, 2020
Revenue (a)	$68,039	$12,930	$9,595	$10,884	$101,448
For the Year Ended December 31, 2019
Revenue (a)	$53,274	$16,864	$12,369	$11,304	$93,811
As of December 31, 2020
Long-lived assets, net (b)	$22	$27	$3,512	$42	$3,603
Net assets	$5,384	$3,286	$19,169	$6,441	$34,280
As of December 31, 2019
Long-lived assets, net (b)	$34	$38	$45	$69	$186
Net assets	$4,001	$2,332	$24,007	$5,694	$36,034

(a)     Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment, intangible and goodwill, net of accumulated depreciation and amortization.

NOTE 16 – VALUATION RESERVES

    The following table summarizes the activity in our valuation accounts during the fiscal years ended December 31, 2020 and 2019.

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
(in thousands)	of Period	Expenses	Other	of Period
Year Ended December 31, 2020
Allowance for Doubtful Accounts	$174	$34	$(198)	$10
Deferred tax assets-valuation allowance	$187,481	$370	$(129)	$187,722

Year Ended December 31, 2019
Allowance for Doubtful Accounts (a)	$41	$80	$53	$174
Deferred tax assets-valuation allowance (a)	$199,486	$(12,005)	$—	$187,481

(a) Includes amounts classified as discontinued operations on the consolidated balance sheet and related activity.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

    The report of management required under this Item 9A is contained in Item 8 of this Form 10-K under the caption “Management’s Annual Report on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information, as of March 11, 2021, regarding the Company’s executive officers:

Name	Age	Title
Jeffrey E. Eberwein	50	Chief Executive Officer
Matthew K. Diamond	45	Chief Financial Officer

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
Mr. Eberwein is the executive chairman at one other publicly traded company: Star Equity Holdings, Inc. a diversified holding company. Additionally, Mr. Eberwein served as a director of Novation Companies, Inc. from April 2015 to March 2018 and served as chairman of the board of Crossroads Systems, Inc. from June 2013 to May 2016, NTS, Inc. and On Track Innovations Ltd. from 2012 to 2014, AMERI Holdings, Inc. from May 2015 to August 2018, and Goldfield Corporation from 2012 to 2013.
    Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with High Honors from The University of Texas at Austin.
    Matthew K. Diamond has served as Chief Financial Officer since January 2020 with overall responsibility for the Company’s global accounting and finance functions. Prior to that, Mr. Diamond served as the Company’s Vice President of Finance since January 2019 and was appointed principal financial officer in June 2019. Prior to joining the Company, Mr. Diamond served in a variety of finance and control roles at PepsiCo, Inc. from 2001 to 2018, including director roles in Financial Reporting, Financial Analysis, and Technical Accounting and Policy. Mr. Diamond is a CPA and began his career as a Supervisory Senior Auditor with Arthur Andersen LLP. Mr. Diamond earned a BBA in Public Accounting from Pace University, where he graduated with magna cum laude honors.
    Executive officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships between any of our directors or executive officers.
    We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and a Code of Ethics for the Chief Executive Officer and the Senior Financial and Accounting Officers. We have posted a copy of the Code of Business Conduct and Ethics and the Code of Ethics on our website at www.hudsonrpo.com. The Code of Business Conduct and Ethics and the Code of Ethics are also available in print to any stockholder who requests them in writing from the Corporate Secretary at 53 Forest Avenue, 1st Floor, Suite 102, Old Greenwich, CT 06870. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Ethics by posting such information on our website at www.hudsonrpo.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11.    EXECUTIVE COMPENSATION

    The information required in Item 11 is incorporated by reference to the information in the Proxy Statement under the captions “Director Compensation” and “Executive Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the caption “Principal Stockholders.”

Equity Compensation Plan Information

    The following table presents information on the Company’s equity compensation plans as of December 31, 2020.

	Number of shares remaining available for future issuance under equity compensation plans

Equity Compensation Plans approved by stockholders:
2009 Incentive Stock and Awards Plan	260,513	(1)
Employee Stock Purchase Plan	11,632	(2)
Total	272,145

(1)Excludes 14,676 shares of unvested restricted common stock previously granted under the Hudson Global, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.
(2)The Company suspended the Hudson Global, Inc Employee Stock Purchase Plan effective January 1, 2009.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information in Item 14 has been omitted from this report, and is incorporated by to the information in the proxy statement entitled “Proposal 3 - Ratification of Selection of Independent Registered Public Accounting Firm for 2020.”

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

(2.4)
Asset Purchase Agreement, dated as of October 1, 2020, by and among Hudson Global, Inc., Hudson Coit, Inc., Coit Staffing, Inc., Joe Belluomini and Tim Farrelly (incorporated by reference to Exhibit 3.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated October 2, 2020 (File No. 001-38704)).

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

(3.3)
Certificate of Designations of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated February 2, 2005 (File No. 0-50129)).

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

(4.2)	Description of Registered Description of Registered Securities.
(10.1)*
Hudson Global, Inc. Long Term Incentive Plan, as amended through October 29, 2007 (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-50129)).

(10.2)*
Form of Hudson Global, Inc. Long Term Incentive Plan Stock Option Agreement (Employees) (incorporated by reference to Exhibit 10.4 to Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-50129)).

(10.3)*
Form of Hudson Global, Inc. Long Term Incentive Plan Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc. Current Report on Form 8-K dated May 11, 2006 (File No. 0-50129)).

(10.4)*
Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as Amended and Restated (incorporated by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities Exchange Commission on Schedule 14A on April 13, 2016 (File No. 0-50129)).

(10.5)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Stock Option Agreement (New Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated October 2, 2015 (File No. 0-50129)).

(10.6)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 0-50129)).

(10.7)*
Form of Hudson Global, Inc. 2009 Incentive Stock and Awards Plan Restricted Stock Award Agreement for aggregated regional EBITDA and corporate costs vesting awards (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated January 22, 2015 (File No. 0-50129)).

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

(10.11)*
Hudson Global, Inc. Amended and Restated Director Deferred Share Plan (incorporated by reference to Exhibit 10.4 to Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 0-50129)).

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

(10.21)*
Agreement and Release, dated June 26, 2019 between Hudson Global, Inc. and Patrick Lyons (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated July 1, 2019 (File No 001-38704))..

(10.22)*
Consulting Agreement, dated June 27, 2019, between Hudson Global, Inc. and Patrick Lyons (incorporated by reference to Exhibit 10.2 to Hudson Global, Inc.’s Current Report on Form 8-K dated July 1, 2019 (File No 001-38704)).

(10.23)
Note, dated April 26, 2020, issued by Hudson Global Resources Management, Inc. to First Republic Bank. (incorporated by reference to Exhibit 10.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated April 30, 2020 (File No 001-38704)).

(21)	Subsidiaries of Hudson Global, Inc.

(23.1)	Consent of BDO USA LLP.
(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(99.1)	Proxy Statement for the 2021 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2020; except to the extent specifically incorporated by reference, the Proxy Statement for the 2021 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]
(101)	The following materials from Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019, (iii) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, (v) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.
*	A management contract or compensatory plan or arrangement

ITEM 16.    FORM 10-K SUMMARY

    None.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)
Date:	March 11, 2021

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

Signature	Title	Date

/s/ JEFFREY E. EBERWEIN	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2021
Jeffrey E. Eberwein

/s/ MATTHEW K. DIAMOND	Chief Financial Officer (Principal Financial Officer)	March 11, 2021
Matthew K. Diamond

/s/ RICHARD K. COLEMAN, JR.	Director	March 11, 2021
Richard K. Coleman, Jr.

/s/ IAN V. NASH	Director	March 11, 2021
Ian V. Nash

/S/ CONNIA NELSON	Director	March 11, 2021
Connia Nelson

/S/ MIMI DRAKE	Director	March 11, 2021
Mimi Drake