Form 10-Q
period 2021-03-31
Hudson Global, Inc.
filed 2021-05-07
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 23, 2021
Common Stock - $0.001 par value	2,687,567

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$34,461	$24,131

Operating expenses:
Direct contracting costs and reimbursed expenses	21,743	14,333
Salaries and related	10,590	8,217
Other selling, general and administrative	2,000	2,081
Depreciation and amortization	110	24
Total operating expenses	34,443	24,655
Operating income (loss)	18	(524)
Non-operating income (expense):
Interest income, net	10	79
Other (expense) income, net	(53)	41
Loss before provision for income taxes	(25)	(404)
Provision for income taxes	178	107
Net loss	$(203)	$(511)
Basic and diluted loss per share:
Basic
Loss per share	$(0.07)	$(0.17)
Diluted
Loss per share	$(0.07)	$(0.17)
Weighted-average shares outstanding:
Basic	2,891	3,065
Diluted	2,891	3,065

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Comprehensive loss:
Net loss	$(203)	$(511)
Other comprehensive loss:
Foreign currency translation adjustment, net of applicable income taxes	(226)	(787)
Total other comprehensive loss, net of income taxes	(226)	(787)
Comprehensive loss	$(429)	$(1,298)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$23,150	$25,806
Accounts receivable, less allowance for doubtful accounts of $2 and $10, respectively	17,118	13,445
Restricted cash, current	210	152
Prepaid and other	904	889
Total current assets	41,382	40,292
Property and equipment, net	125	115
Operating lease right-of-use assets	737	210
Deferred tax assets	1,093	1,037
Restricted cash	231	241
Goodwill	2,088	2,088
Intangible assets, net	1,320	1,400
Other assets	5	3
Total assets	$46,981	$45,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$437	$576
Accrued expenses and other current liabilities	10,547	9,241
Operating lease obligations, current	448	192
Total current liabilities	11,432	10,009
Income tax payable	903	887
Operating lease obligations	302	22
Other liabilities	193	188
Total liabilities	12,830	11,106
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 3,675 and 3,672 shares issued; 2,688 and 2,685 shares outstanding, respectively	4	4
Additional paid-in capital	487,127	486,825
Accumulated deficit	(437,953)	(437,750)
Accumulated other comprehensive loss, net of applicable tax	300	526
Treasury stock, 987 and 987 shares, respectively, at cost	(15,327)	(15,325)
Total stockholders' equity	34,151	34,280
Total liabilities and stockholders' equity	$46,981	$45,386

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(203)	$(511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110	24
Provision for doubtful accounts	—	2
(Benefit from) Provision for deferred income taxes	(70)	66
Stock-based compensation	302	144
Changes in assets and liabilities, net of effect of dispositions:
Increase in accounts receivable	(3,813)	(1,083)
Increase in prepaid and other assets	(22)	(94)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,284	(1,278)
Net cash used in operating activities	(2,412)	(2,730)
Cash flows from investing activities:
Capital expenditures	(40)	(10)
Net cash used in investing activities	(40)	(10)
Cash flows from financing activities:
Purchase of treasury stock	—	(2,239)
Purchase of restricted stock from employees	—	(11)
Net cash used in financing activities	—	(2,250)
Effect of exchange rates on cash, cash equivalents and restricted cash	(156)	(228)
Net decrease in cash, cash equivalents and restricted cash	(2,608)	(5,218)
Cash, cash equivalents, and restricted cash, beginning of the period	26,199	31,718
Cash, cash equivalents, and restricted cash, end of the period	$23,591	$26,500
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$1
Cash received during the period for interest	$10	$79
Net cash payments during the period for income taxes	$299	$202
Cash paid for amounts included in operating lease liabilities	$112	$67
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$611	$77

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2021		March 31, 2020
	Shares	Value	Shares	Value
Total stockholders' equity, beginning balance	2,685	$34,280	2,936	$36,034

Common stock and additional paid-in capital:
Beginning balance	3,672	486,829	3,663	486,092
Stock-based compensation expense	3	302	6	144
Ending balance	3,675	487,131	3,669	486,236

Treasury stock:
Beginning balance	(987)	(15,325)	(726)	(13,072)
Purchase of treasury stock	—	(2)	(260)	(2,239)
Purchase of restricted stock from employees	—	—	(1)	(11)
Ending balance	(987)	(15,327)	(987)	(15,322)

Accumulated other comprehensive (loss) income:
Beginning balance		526		(479)
Other comprehensive loss		(226)		(787)
Ending balance		300		(1,266)

Accumulated deficit:
Beginning balance		(437,750)		(436,507)
Net loss		(203)		(511)
Ending balance		(437,953)		(437,018)

Total stockholders' equity, ending balance	2,688	$34,151	2,682	$32,630

See accompanying notes to condensed consolidated financial statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

    These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting and should be read in conjunction with the consolidated financial statements and related notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2020.

    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management’s knowledge and judgments. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year. The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intra-entity balances and transactions between and among the Company and its subsidiaries have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation with no material impact on the condensed consolidated financial statements. For more information, see Note 2 to the Condensed Consolidated Financial Statements.

NOTE 2 – DESCRIPTION OF BUSINESS

    The Company is comprised of the operations, assets, and liabilities of the Company's three regional businesses of Hudson Americas, Hudson Asia Pacific, and Hudson Europe. The Company provides Recruitment Process Outsourcing (“RPO”) permanent recruitment and contracting outsourced recruitment solutions. These services are tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company's RPO delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients' ongoing business needs. The Company's RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting.
    On October 1, 2020, the Company completed its acquisition of Coit Staffing, Inc., which expanded its presence in the technology sector and established a Technology Group located in San Francisco. The Technology Group operates jointly with the Company’s existing teams in the Americas, Asia Pacific, and in Europe, to provide continuous access to knowledge regarding new and emerging technologies in the RPO, Managed Solutions Provider, and Total Talent Solutions space, enabling the Company to better serve its clients around the world.
    The Company operates directly in twelve countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe. See Note 13 to the Condensed Consolidated Financial Statements for further details regarding the reportable segments.

    In December 2019, a novel strain of coronavirus, referred to as COVID-19, was reported to have originated in Wuhan, Hubei Province, China. On January 30, 2020, the World Health Organization (“WHO”) declared that the virus had become a global public-health emergency. On March 11, 2020, the WHO declared the outbreak to be a pandemic, based on the rapid increase in exposure globally. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Our business continues to be impacted by the outbreak and the accompanying economic downturn. Some of our customers continue to have instituted hiring freezes, while other customers operating in the banking, pharmaceutical, and technology industries, which may be considered as essential businesses in different jurisdictions, or customers that are more capable of working remotely than other industries, have been allowed to operate as usual. The inability to conduct in-person interviews has also impacted our business. The expected timeline for this reduction in demand for our services remains uncertain and difficult to predict considering the rapidly evolving landscape.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 3 – ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

    On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes”. The standard simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application. For public business entities, this standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

Recent Accounting Standard Update Not Yet Adopted

    In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss ( “CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under Accounting Standards Codification (“ASC 606”), revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. The Company will adopt the guidance when it becomes effective.

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

    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transfer services. We do not have any material contract assets or liabilities as of and for the three months ended March 31, 2021.

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

Disaggregation of Revenue

    The following table presents our disaggregated revenues by revenue source. For additional information on the disaggregated revenues by geographical segment, see Note 13 to the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
	2021	2020
RPO Recruitment	$12,386	$9,838
Contracting	22,075	14,293
Total Revenue	$34,461	$24,131

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 5 – ACQUISITION

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

The promissory note and shares of the Company’s common stock to be paid to the Seller as outlined in the APA are tied to the continuing employment of the Principals at the Company, and therefore have been accounted for as compensation expense. This compensation expense is recorded on a straight-line basis under the assumption that the Principals will remain employed by the Company, and therefore that the note will be paid in full and the shares will be issued. For the three months ended March 31, 2021, the Company recognized $90 in stock-based compensation associated with the 52,226 restricted shares of common stock to be issued over 30 months (see Note 6 to the Condensed Consolidated Financial Statements), $91 related to the promissory note, and $200 related to payments. The compensation expense associated with the promissory note payable to the Seller is reflected in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. The total of $381 for the three months ended March 31, 2021 is reflected in Salaries and related expenses on the Condensed Consolidated Statements of Operations.

The Company’s Consolidated Statements of Operations for the three months ended March 31, 2021 included revenue of $1,316 and net loss of $334 from the acquired company.

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

Unaudited Pro Forma Financial Information

The following unaudited consolidated pro forma information gives effect to the acquisition of Coit Staffing, Inc. as if the transaction had occurred on January 1, 2020.

Three Months Ended
March 31, 2020
Revenue	$25,529
Net loss	$(393)

    The unaudited pro forma supplemental information provided above is based on estimates and assumptions that the Company believes are reasonable, and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets for the three months ended March 31, 2020. This supplemental pro forma information has been prepared for comparative purposes and is not intended to reflect what would have occurred had the Acquisition taken place on January 1, 2020.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 6 – STOCK-BASED COMPENSATION
Incentive Compensation Plan
    The Company maintains the Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as amended and restated on May 24, 2016 and further amended on September 14, 2020 (the “ISAP”), pursuant to which it can issue equity-based compensation incentives to eligible participants. The ISAP permits the granting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. The Compensation Committee (the “Compensation Committee”) of the Board will establish such conditions as it deems appropriate on the granting or vesting of stock options, restricted stock, restricted stock units, and other types of equity-based awards. As determined by the Compensation Committee, equity awards also may be subject to immediate vesting upon the occurrence of certain events following a change in control of the Company. The Company primarily grants restricted stock and restricted stock units to its employees. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock of the Company issued under the ISAP.
    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On September 14, 2020, the Company's stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 250,000 shares. As of March 31, 2021, there were 117,116 shares of the Company’s common stock available for future issuance under the ISAP.
    All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plans.
    In the first quarter of 2021, the Company granted restricted stock units subject to performance vesting conditions for the years ended December 31, 2020 and December 31, 2021 of 53,075 and 73,596, respectively. In addition the Company granted 25,500 of discretionary time-vested stock units to certain employees that were not subject to performance conditions.
    A summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the three months ended March 31, 2021 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	66,220
Performance and service conditions - Type 2 (1) (2)	60,451
Service conditions only - Type 1 (2)	25,500
Total shares of stock award granted	152,171

(1)The performance conditions with respect to restricted stock units may be satisfied as follows:
(a)For employees from the Americas, APAC, and Europe 70% of the restricted stock units may be earned on the basis of performance as measured by a “regional adjusted EBITDA”, and 30% of the restricted stock units may be earned on the basis of performance as measured by a “group adjusted EBITDA”; and
(b)For grants to Corporate office employees subject to 2020 performance conditions, 75% of the restricted stock units may be earned on the basis of performance as measured by a “group adjusted EBITDA”, and 25% of the restricted stock units may be earned on the basis of performance as measured by a “corporate costs” target. For grants to Corporate office employees subject to 2021 performance conditions, 100% of the the restricted stock units may be earned on the basis of performance as measured by a “group adjusted EBITDA”.
(c)For grants to Coit Principals subject to 2021 performance conditions, 100% of the restricted stock units may be earned on the basis of performance as measured by a “Coit EBITDA”.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
(2)To the extent restricted stock units are earned, such restricted stock units will vest on the basis of service as follows:
(a)33% and 66.6% for Type 1 and Type 2, respectively, of the restricted stock units will vest on the first anniversary of the grant date;
(b)33% and 16.7% for Type 1 and Type 2, respectively, of the restricted stock units will vest on the second anniversary of the grant date; and
(c)34% and 16.7% for Type 1 and Type 2, respectively, of the restricted stock units will vest on the third anniversary of the grant date; provided that, in each case, the employee remains employed by the Company from the grant date through the applicable service vesting date.
    The Company also maintains the Director Deferred Share Plan (the “Director Plan”) pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company's Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the three months ended March 31, 2021, the Company granted 2,740 restricted stock units to its non-employee directors pursuant to the Director Plan.
    As of March 31, 2021, 207,712 restricted stock units are deferred under the Company’s ISAP.
    For the three months ended March 31, 2021 and 2020, the Company’s stock-based compensation expense related to stock options and restricted stock units was as follows:

	Three Months Ended March 31,
	2021	2020
Restricted shares of common stock (see Note 5)	$90	$—
Restricted stock units	212	144
Total	$302	$144

Stock Options
    Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.
    The Company had 5,000 stock options with a weighted average exercise price of $24.90 per share that expired in the fourth quarter of 2020.
Restricted Stock Units
    As of March 31, 2021, the Company had $2,061 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.64 years. Restricted stock units have no voting or dividend rights until the awards are vested.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    Changes in the Company’s restricted stock units for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	14,676	$15.45	63,436	$15.12
Granted	154,911	$15.60	—	$—
Vested	(5,439)	$16.01	(6,384)	$12.39
Forfeited	(11,411)	$14.54	(21,281)	$15.14
Unvested restricted stock units at March 31,	152,737	$15.65	35,771	$15.60

Restricted Shares of Common Stock
    As of March 31, 2021, the Company had approximately $317 of unrecognized stock-based compensation expense related to 52,226 restricted shares of common stock issued in connection with the Acquisition (see Note 5). These shares had a grant price of $9.57 and a remaining average expected life of 1.17 years. Restricted stock units have no voting or dividend rights until the awards are vested.

NOTE 7 – INCOME TAXES

Income Tax Provision

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

    In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus packages. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The CARES Act, which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based-tax laws. The enactment of the CARES Act and other COVID-19 measures did not result in any material adjustments to our income tax provision for the three months ended March 31, 2021, or to our net deferred tax assets as of March 31, 2021. The Company continues to monitor federal, state, and international regulatory developments in relation to COVID-19 and their potential impact on our operations.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Effective Tax Rate
    The provision for income taxes for the three months ended March 31, 2021 was $178 on a pre-tax loss of $25, compared to a provision for income taxes of $107 on pre-tax loss of $404 for the same period in 2020. The Company’s effective income tax rate was negative 721% and negative 27% for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, changes to unrecognized tax benefits, foreign tax rate differences, and non-deductible expenses.
Uncertain Tax Positions
    As of March 31, 2021 and December 31, 2020, the Company had $672 and $669, respectively, of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of March 31, 2021 and December 31, 2020, the Company had $611 and $594, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
    Based on information available as of March 31, 2021, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $200 over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.
    In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of March 31, 2021, the Company's open tax years, which remain subject to examination by the relevant tax authorities, are between 2013 and 2020 depending on the jurisdiction.
    The Company believes that its unrecognized tax benefits as of March 31, 2021 are appropriately recorded for all years subject to examination above.

NOTE 8 – LOSS PER SHARE
    Basic earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options “in-the-money”, unvested restricted stock, and unvested restricted stock units. The dilutive impact of stock options, unvested restricted stock, and unvested restricted stock units is determined by applying the “treasury stock” method. Performance-based restricted stock awards are included in the computation of diluted earnings per share only to the extent that the underlying performance conditions: (i) are satisfied prior to the end of the reporting period; or (ii) would be satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. Stock awards subject to vesting or exercisability based on the achievement of market conditions are included in the computation of diluted earnings per share only when the market conditions are met.
    A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the three months ended March 31, 2021 and 2020 were as follows:

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Loss per share (“EPS”):
EPS - basic and diluted:
Loss per share	$(0.07)	$(0.17)
EPS numerator - basic and diluted:
Net loss	$(203)	$(511)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	2,891	3,065
Common stock equivalents: stock options and restricted stock units (a)	—	—
Weighted average number of common stock outstanding - diluted	2,891	3,065

(a)The diluted weighted average number of shares of common stock outstanding did not differ from the basic weighted average number of shares of common stock outstanding because the effects of any potential common stock equivalents (see Note 6 to the Condensed Consolidated Financial Statements for further details on outstanding stock options and unvested restricted stock units) were anti-dilutive and therefore not included in the calculation of the denominator of dilutive earnings per share.
    The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the three months ended March 31, 2021 and 2020 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Unvested restricted shares of common stock	52,226	—
Unvested restricted stock units	152,737	35,771
Stock options	—	5,000
Total	204,963	40,771

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

NOTE 9– GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $2,088 on October 1, 2020 in connection with its acquisition of Coit Staffing Inc. (see Note 5 for further information) and the Company has not had any subsequent acquisitions. Prior to this acquisition the Company had no goodwill.

Intangible Assets

In connection with the Acquisition, as of March 31, 2021, the Company’s Intangible assets consisted of the following components:

	Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1.5	$80	$(20)	$60
Trade name	4.5	400	(40)	360
Customer lists	4.5	1,000	(100)	900
		$1,480	$(160)	$1,320

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Non-compete agreements are amortized over 2 years and Trade names and Customer lists are amortized over 5 years. Amortization expense for the three months ended March 31, 2021 was $80. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2021.

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2021, and for each of the next four fiscal years are as follows:

2021	$240
2022	310
2023	280
2024	280
2025	210
$1,320

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
NOTE 10 – COMMITMENTS AND CONTINGENCIES
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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The legal reserves are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company's reserves were $0 as of March 31, 2021 and December 31, 2020, respectively.
Operating Leases
    Effective January 1, 2019, the Company adopted the new lease guidelines detailed in ASU 2016-02. Lease payments for short-term leases with terms of 12 months or less based on original lease commencement date are recognized on a straight-line basis over the lease term.

    Our office space leases have lease terms of one year to three years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.
    None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the three months ended March 31, 2021 and 2020 were $177 and $139, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of March 31, 2021 was 1.7 years.
    As of March 31, 2021, future minimum operating lease payments are as follows:

	2021	2022	2023	Total
Minimum lease payments	$355	$274	$121	$750

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of March 31, 2021, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement was $5 for each of the three months ended March 31, 2021 and 2020, respectively.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of March 31, 2021.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    Amounts borrowed from the NAB Facility are large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Condensed Consolidated Statements of Cash Flows.

Paycheck Protection Program

    On April 26, 2020, the Company’s wholly owned U.S. subsidiary, Hudson Global Resources Management, Inc., received a $1,326 loan in connection with the Paycheck Protection Program (“PPP”) as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (“SBA”). As a result of the COVID-19 pandemic, in applying for the loan the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company’s customers and the Company’s dependency to curtail expenses to fund ongoing operations as the anticipated reduction in RPO recruitment revenue was expected to impact the business. The PPP loan proceeds were used to help offset payroll costs as stipulated in the legislation.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss, net of applicable tax, consisted of the following:

	March 31,	December 31,
	2021	2020
Foreign currency translation adjustments	$300	$526
Accumulated other comprehensive loss	$300	$526

NOTE 12 – STOCKHOLDERS' EQUITY
Common Stock

    On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the three months ended March 31, 2021 and 2020, no purchases of shares were made under this authorization. As of March 31, 2021, under the July 30, 2015 authorization, the Company had repurchased 432,563 shares for a total cost of $8,297.

    In addition to the shares repurchased above under the $10,000 authorization plan, on March 27, 2020, the Company completed transactions with certain stockholders to repurchase 259,331 shares of the Company's common stock, for an aggregate cost of $2,238, excluding fees of $1.

NOTE 13 – SEGMENT AND GEOGRAPHIC DATA
Segment Reporting
    The Company operates in three reportable segments: the Hudson regional businesses of Americas, Asia Pacific, and Europe. Corporate expenses are reported separately from the three reportable segments and pertain to certain functions, such as executive management, corporate governance, investor relations, legal, accounting, tax, and treasury. A portion of these expenses are attributed to the reportable segments for providing the above services to them, and have been allocated to the

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
segments as management service expenses, and are included in the segments’ non-operating other income (expense). Segment information is presented in accordance with ASC 280, “Segment Reporting.” This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable and long-lived assets are the only significant asset separated by segment for internal reporting purposes.

	Americas	Asia Pacific	Europe	Corporate	Total
For The Three Months Ended March 31, 2021
Revenue, from external customers	$4,561	$25,340	$4,560	$—	$34,461
Inter-segment revenue	—	—	—	—	—
Total revenue	$4,561	$25,340	$4,560	$—	$34,461
Adjusted net revenue, from external customers (a)	$4,209	$5,758	$2,751	$—	$12,718
Inter-segment adjusted net revenue	—	—	—	—	—
Total adjusted net revenue	$4,209	$5,758	$2,751	$—	$12,718
EBITDA (loss) (b)	$(278)	$762	$70	$(479)	$75
Depreciation and amortization	(86)	(14)	(9)	(1)	(110)
Intercompany interest (expense) income, net	—	(85)	—	85	—
Interest income, net	—	1	—	9	10
(Loss) income before income taxes	$(364)	$664	$61	$(386)	$(25)
Provision for (benefit from) income taxes	$9	$194	$17	$(42)	$178

As of March 31, 2021
Accounts receivable, net	$3,456	$9,883	$3,771	$8	$17,118
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,432	$63	$34	$4	$3,533
Total assets	$8,916	$16,478	$8,132	$13,455	$46,981

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate		Inter- Segment Elimination	Total
For The Three Months Ended March 31, 2020
Revenue, from external customers	$3,188	$16,951	$3,992	$—		$—	$24,131
Inter-segment revenue	—	6	—	—		(6)	—
Total revenue	$3,188	$16,957	$3,992	$—		$(6)	$24,131
Adjusted net revenue, from external customers (a)	$2,860	$4,511	$2,427	$—		$—	$9,798
Inter-segment adjusted net revenue	—	6	(6)	—	0	—	—
Total adjusted net revenue	$2,860	$4,517	$2,421	$—		$—	$9,798
EBITDA (loss) (b)	$(60)	$337	$63	$(799)		$—	$(459)
Depreciation and amortization	(5)	(12)	(6)	(1)		—	(24)
Intercompany interest (expense) income, net	—	(86)	—	86		—	—
Interest income, net	—	—	—	79		—	79
(Loss) income before income taxes	$(65)	$239	$57	$(635)		$—	$(404)
Provision for (benefit from) income taxes	$9	$64	$10	$24		$—	$107

As of March 31, 2020
Accounts receivable, net	$2,857	$7,172	$2,715	$34		$—	$12,778
Long-lived assets, net of accumulated depreciation and amortization (b)	$29	$90	$35	$10		$—	$164
Total assets	$3,998	$11,568	$6,234	$19,512		$—	$41,312

(a)Adjusted net revenue is net of the Direct contracting costs and reimbursed expenses caption on the Condensed Consolidated Statements of Operations. Direct contracting costs and reimbursed expenses include the direct staffing costs of salaries, payroll taxes, employee benefits, travel expenses, and insurance costs for the Company’s contractors and reimbursed out-of-pocket expenses and other direct costs. The region where services are provided, the mix of RPO recruitment and contracting, and the functional nature of the staffing services provided can affect operating income and EBITDA. The salaries, commissions, payroll taxes, and employee benefits related to recruitment professionals are included under the caption “Salaries and related” in the Consolidated Statements of Operations.

(b)SEC Regulation S-K Item 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company's operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with U.S. GAAP or as a measure of the Company's profitability.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Geographic Data Reporting
    A summary of revenues for the three months ended March 31, 2021 and 2020 and net assets by geographic area as of March 31, 2021 and 2020, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended March 31, 2021
Revenue (a)	$23,474	$4,248	$3,871	$2,868	$34,461
For The Three Months Ended March 31, 2020
Revenue (a)	$15,031	$2,873	$3,452	$2,775	$24,131
As of March 31, 2021
Long-lived assets, net of accumulated depreciation and amortization (b)	$29	$3,436	$34	$34	$3,533
Net assets	$6,106	$18,612	$2,684	$6,749	$34,151
As of March 31, 2020
Long-lived assets, net of accumulated depreciation and amortization (b)	$30	$39	$35	$60	$164
Net assets	$3,308	$21,185	$2,159	$5,978	$32,630

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.

NOTE 14 – STOCKHOLDER RIGHTS PLAN

    On October 15, 2018, the Company’s Board declared a dividend to the Company’s stockholders of record as of the close of business on October 25, 2018 (the “Record Date”), for each outstanding share of the Company’s common stock, of one right (a “Right”) to purchase one one-hundredth of a share of a new series of participating preferred stock of the Company. The terms of the Rights are set forth in the Rights Agreement, dated as of October 15, 2018 (the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent. The Company's stockholders approved the Rights Agreement at the Company’s 2019 annual meeting of stockholders held on May 6, 2019. Each Right allows its holder to purchase from the Company one one-hundredth of a share of the Company’s Series B Junior Participating Preferred Stock (“Series B Preferred Stock”) for a purchase price of $3.50. Each fractional share of Series B Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of common stock. Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation rights.

    The Board entered into the Rights Agreement in an effort to preserve the value of the Company’s significant U.S. NOLs and other tax benefits. The Company’s ability to utilize its NOLs may be substantially limited if the Company experiences an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change” would occur if the percentage of the Company’s ownership by one or more “5-percent shareholders” (as defined in the Code) increases by more than 50 percent over the lowest percentage owned by such stockholders at any time during the prior three years. The Rights Agreement is designed to preserve the Company’s tax benefits by deterring transfers of common stock that could result in an “ownership change” under Section 382 of the Code.

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

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, included in Part I of this Form 10-Q. The reader should also refer to the Condensed Consolidated Financial Statements and notes of Hudson Global, Inc. and its subsidiaries (the “Company”) filed in its Annual Report on Form 10-K for the year ended December 31, 2020. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 13 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for EBITDA segment reconciliation information. The tables and information in this MD&A were derived from exact numbers and may have immaterial rounding differences.
This MD&A includes the following sections:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contingencies
•Recent Accounting Pronouncements
•Critical Accounting Policies
•Forward-Looking Statements

Executive Overview

    The Company's strategy is to provide global Recruitment Process Outsourcing (“RPO”) solutions to customers. With direct operations in twelve countries and relationships with specialized professionals and organizations around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging highly successful people for the Company's clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company seeks to continually upgrade its service offerings and delivery capability tools to make candidates more successful in achieving its clients' business requirements.

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
•Building and differentiating the Company's brand through its unique outsourcing solutions offerings.
•Improving the Company’s cost structure and efficiency of its support functions and infrastructure.

    We continue to explore all strategic alternatives to maximize value for shareholders. We may pursue our goals through organic growth, strategic initiatives, or other alternatives. We will also continue to monitor capital markets for opportunities to repurchase shares, and consider other actions designed to enhance shareholder value, including to review information regarding potential acquisitions, as well as to provide information about our business to third parties, from time to time.

    This MD&A discusses the results of the Company’s RPO businesses for the three months ended March 31, 2021 and 2020.

Index
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

The COVID-19 pandemic affected the Company’s operations in the first quarter and may continue to do so in the future quarters. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales or on economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Financial Performance

    The following is a summary of the highlights for the three months ended March 31, 2021 and 2020. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment.

•Revenue was $34.5 million for the three months ended March 31, 2021, compared to $24.1 million for the same period in 2020, an increase of $10.3 million, or 42.8%.
◦On a constant currency basis, the Company's revenue increased $7.2 million, or 26.6%, primarily due to an increase in contracting revenue of $5.5 million, or 33.4% compared to the same period in 2020. RPO recruitment revenue also contributed $1.7 million, or 16.0%, compared to the same period in 2020.
•Adjusted net revenue was $12.7 million for the three months ended March 31, 2021, compared to $9.8 million for the same period in 2020, an increase of $2.9 million, or 29.8%.
◦On a constant currency basis, adjusted net revenue increased $2.1 million, or 19.4%, mainly due to an increase in RPO recruitment adjusted net revenue of $1.6 million, or 16.2% compared to the same period in 2020. Contracting adjusted net revenue increased by $0.5 million, or 66.1% compared to the same period in 2020.
•Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $12.6 million for the three months ended March 31, 2021, compared to $10.3 million for the same period in 2020, an increase of $2.4 million, or 23.3%.

Index
◦On a constant currency basis, SG&A and Non-Op increased $1.6 million, or 14.6%. SG&A and Non-Op, as a percentage of revenue, was 36.7% for the three months ended March 31, 2021, compared to 40.5% for the same period in 2020.
•EBITDA was $0.1 million for the three months ended March 31, 2021, compared to EBITDA loss of $0.5 million for the same period in 2020, an increase in EBITDA of $0.5 million. On a constant currency basis, EBITDA also increased $0.5 million.
•Net loss was $0.2 million for the three months ended March 31, 2021, compared to net loss of $0.5 million for the same period in 2020, a decrease in net loss of $0.3 million. On a constant currency basis, net loss decreased $0.3 million.
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
    Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three months ended March 31, 2021 and 2020.

Index

	Three Months Ended March 31,
	2021	2020
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Americas	$4,561	$3,188	$19	$3,207
Asia Pacific	25,340	16,951	2,765	19,716
Europe	4,560	3,992	305	4,297
Total	$34,461	$24,131	$3,089	$27,220
Adjusted net revenue (a):
Americas	$4,209	$2,860	$19	$2,879
Asia Pacific	5,758	4,511	645	5,156
Europe	2,751	2,427	185	2,612
Total	$12,718	$9,798	$849	$10,647
SG&A and Non-Op (b):
Americas	$4,487	$2,919	$27	$2,946
Asia Pacific	4,996	4,180	578	4,758
Europe	2,681	2,359	170	2,529
Corporate	479	799	—	799
Total	$12,643	$10,257	$775	$11,032
Operating income (loss):
Americas	$(298)	$72	$(2)	$70
Asia Pacific	1,063	514	87	601
Europe	200	59	16	75
Corporate	(947)	(1,169)	—	(1,169)
Total	$18	$(524)	$101	$(423)
Net loss, consolidated	$(203)	$(511)	$30	$(481)
EBITDA (loss) (c):
Americas	$(278)	$(60)	$(6)	$(66)
Asia Pacific	762	337	49	386
Europe	70	63	15	78
Corporate	(479)	(799)	—	(799)
Total	$75	$(459)	$58	$(401)

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

Index
    The reconciliation of EBITDA (loss) to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended
	March 31,
$ in thousands	2021	2020
Net loss	$(203)	$(511)
Adjustments to Net loss
Provision for income taxes	178	107
Interest income, net	(10)	(79)
Depreciation and amortization expense	110	24
Total adjustments from net loss to EBITDA (loss)	278	52
EBITDA (loss)	$75	$(459)

Index
Results of Operations
Americas (reported currency)

Revenue

	Three Months Ended March 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Revenue	$4.6	$3.2	$1.4	43%

    For the three months ended March 31, 2021, RPO recruitment revenue increased by $1.3 million, or 45%, while contracting revenue increased by $0.1 million, or 25%. The increase in revenue was primarily driven by the acquisition of Coit Staffing, Inc. (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q), which contributed 41 percentage points to the revenue growth.

Adjusted net revenue

	Three Months Ended March 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Adjusted net revenue	$4.2	$2.9	$1.3	47%
Adjusted net revenue as a percentage of revenue	92%	90%	N/A	N/A

    For the three months ended March 31, 2021, RPO recruitment adjusted net revenue increased by $1.3 million, or 49% compared to 2020. The increase in RPO recruitment adjusted net revenue was due to the acquisition of Coit Staffing, Inc. (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q), which contributed 45 percentage points to the adjusted net revenue growth.

    For the three months ended March 31, 2021, total adjusted net revenue as a percentage of revenue was 92%, compared to 90% in 2020. The increase in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of RPO recruitment to contracting revenue.

SG&A and Non-Op

	Three Months Ended March 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
SG&A and Non-Op	$4.5	$2.9	$1.6	54%
SG&A and Non-Op as a percentage of revenue	98%	92%	N/A	N/A

    For the three months ended March 31, 2021, SG&A and Non-Op increased $1.6 million, or 54%, compared to 2020. The increase was primarily due to the acquisition of Coit Staffing, Inc. (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q).

Index
Operating Income and EBITDA

	Three Months Ended March 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Operating income (loss)	$(0.3)	$0.1	$(0.4)	N/M
EBITDA (loss)	$(0.3)	$(0.1)	$(0.2)	N/M
EBITDA (loss) as a percentage of revenue	(6)%	(2)%	N/A	N/A
N/M = not meaningful
For the three months ended March 31, 2021, operating loss was $0.3 million, compared to operating income of $0.1 million in 2020. The operating loss increase was primarily due to additional compensation expense of $381 and amortization expense of $80 associated with the acquisition of Coit Staffing, Inc. (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q).
For the three months ended March 31, 2021, EBITDA loss was $0.3 million, or 6% of revenue, compared to EBITDA loss of $0.1 million in 2020. The increase in EBITDA loss was due to the same factors noted above.

Asia Pacific (constant currency)
Revenue

	Three Months Ended March 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Revenue	$25.3	$19.7	$5.6	29%

    For the three months ended March 31, 2021, contracting revenue increased $5.4 million, or 37%, and RPO recruitment revenue increased by $0.3 million, or 5%, compared to 2020.

    In Australia, revenue increased $5.8 million, or 32%, for the three months ended March 31, 2021, compared to 2020. The increase was primarily in contracting revenue of $5.4 million, or 38%, while RPO recruitment revenue increased by $0.4 million, or 10%. The increase in contracting revenue was primarily due to the implementation of a new contract win and higher volume from existing clients.

    In Asia, revenue decreased $0.2 million, or 9%, for the three months ended March 31, 2021, compared to 2020. The decrease for the three months ended March 31, 2021 was due to lower demand from existing clients, reflecting in part the impact of COVID-19.

Adjusted net revenue

	Three Months Ended March 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Adjusted net revenue	$5.8	$5.2	$0.6	12%
Adjusted net revenue as a percentage of revenue	23%	26%	N/A	N/A

    For the three months ended March 31, 2021, contracting adjusted net revenue increased $0.5 million, or 98%, while RPO recruitment adjusted net revenue increased $0.1 million, or 3%, compared to 2020.

Index
    In Australia, adjusted net revenue increased by $0.6 million, or 16%, for the three months ended March 31, 2021, compared to 2020. The increase was primarily reflected in contracting adjusted net revenue, which grew $0.5 million, or 106%, while RPO recruitment adjusted net revenue increased by $0.1 million, or 3%.

    In Asia, adjusted net revenue decreased $0.0 million, or 2%, for the three months ended March 31, 2021, compared to 2020.

    Total adjusted net revenue as a percentage of revenue was 23% for the three months ended March 31, 2021, as compared to 26% in 2020. The decrease in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of lower margin contracting revenue to RPO recruitment revenue.
SG&A and Non-Op

	Three Months Ended March 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$5.0	$4.8	$0.2	5%
SG&A and Non-Op as a percentage of revenue	20%	24%	N/A	N/A

    For the three months ended March 31, 2021, SG&A and Non-Op increased $0.2 million, or 5%. The increase was primarily due to higher consultant staff costs and overhead costs.

    For the three months ended March 31, 2021, SG&A and Non-Op as a percentage of revenue was 20%, compared to 24% in 2020. The decrease was principally due to the higher mix of contracting revenue, where the majority of costs are reflected in adjusted net revenue.

Operating Income and EBITDA

	Three Months Ended March 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Operating income	$1.1	$0.6	$0.5	77%
EBITDA	$0.8	$0.4	$0.4	61%
EBITDA as a percentage of revenue	3%	2%	N/A	N/A

    For the three months ended March 31, 2021, operating income was $1.1 million, compared to operating income of $0.6 million in 2020. The increase in operating income was principally due to the change in adjusted net revenue, partially offset by higher SG&A and Non-op, as described above.
    For the three months ended March 31, 2021, EBITDA was $0.8 million, or 3% of revenue, compared to EBITDA of $0.4 million, or 2% of revenue, in 2020.
Europe (constant currency)
Revenue

	Three Months Ended March 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Revenue	$4.6	$4.3	$0.3	6%

Index
    For the three months ended March 31, 2021, RPO recruitment revenue increased $0.2 million, or 7%, and contracting revenue increased $0.1 million, or 5%, compared to 2020.

    In the U.K., for the three months ended March 31, 2021, revenue increased by $0.2 million, or 4%. The change was driven by an increase in both contracting and RPO recruitment revenue of $0.1 million. The increases were due to higher demand from existing clients and the implementation of new client contracts.

    In Continental Europe, total revenue of $0.7 million for the three months ended March 31, 2021 increased 18%, compared to $0.6 million in 2020, due to higher demand at existing recruitment clients.
Adjusted net revenue

	Three Months Ended March 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Adjusted net revenue	$2.8	$2.6	$0.1	5%
Adjusted net revenue as a percentage of revenue	60%	61%	N/A	N/A

    For the three months ended March 31, 2021, adjusted net revenue increased by $0.1 million, or 5%, primarily driven by an increase in RPO recruitment of $0.2 million, or 7%.

    In the U.K., total adjusted net revenue for the three months ended March 31, 2021 increased by $0.1 million, or 4%, compared to 2020. The increase was driven by RPO recruitment adjusted net revenue, which increased by $0.1 million, or 5%.

    In Continental Europe, total adjusted net revenue of $0.6 million for the three months ended March 31, 2021 increased 10% compared to $0.6 million in 2020, due to higher demand at existing clients.
SG&A and Non-Op

	Three Months Ended March 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
SG&A and Non-Op	$2.7	$2.5	$0.2	6%
SG&A and Non-Op as a percentage of revenue	59%	59%	N/A	N/A

    For the three months ended March 31, 2021, SG&A and Non-Op increased $0.2 million, or 6%, compared to 2020. The increase in SG&A and Non-Op was primarily due to foreign exchange losses.

    For each of the three months ended March 31, 2021 and 2020, SG&A and Non-Op as a percentage of revenue was 59%.

Operating Income and EBITDA

	Three Months Ended March 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Operating income	$0.2	$0.1	$0.1	168%
EBITDA	$0.1	$0.1	$—	(11)%
EBITDA as a percentage of revenue	2%	2%	N/A	N/A

Index

    For the three months ended March 31, 2021, operating income was $0.2 million, compared to operating income of $0.1 million in 2020. The increase was principally due to the gains in RPO recruitment revenue noted above.
    For each of the three months ended March 31, 2021 and 2020, EBITDA was $0.1 million, or 2% of revenue.

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expenses Allocations

    Corporate expenses were $0.5 million for the three months ended March 31, 2021 as compared to $0.8 million for the same period in 2020, representing a decrease of $0.3 million. The decrease was driven by lower professional fees.

Depreciation and Amortization Expense

    Depreciation and amortization expense was $0.1 million for the three months ended March 31, 2021, as compared to $0.0 million for the same period in 2020. The increase was driven by amortization expense of $0.1 million associated with the acquisition of Coit Staffing, Inc. (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q).

Interest Income, Net

    Interest income was $0.0 million for the three months ended March 31, 2021, compared to $0.1 million in 2020.

Other income (expense), Net

Other expense was $0.1 million for the three months ended March 31, 2021, compared to other expense of $0.0 million for the same period in 2020. The increase in expense was primarily due to foreign exchange losses.

Provision for Income Taxes

    The provision for income taxes for the three months ended March 31, 2021 was $0.2 million on $0.0 million of pre-tax loss, as compared to a provision for income tax of $0.1 million on $0.4 million of pre-tax loss for the same period in 2020. The effective tax rates for the three months ended March 31, 2021 and 2020 were negative 721% and negative 27%, respectively. For the three months ended March 31, 2021, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, variations from the U.S. Federal statutory rate in foreign jurisdictions, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.

Net Loss

    Net loss was $0.2 million for the three months ended March 31, 2021 as compared to net loss of $0.5 million for the three months ended March 31, 2020. Basic and diluted loss per share were $0.07 for the three months ended March 31, 2021, as compared to basic and diluted loss per share of $0.17 for the same period in 2020.

Liquidity and Capital Resources

    As of March 31, 2021, cash and cash equivalents and restricted cash totaled $23.6 million, as compared to $26.2 million as of December 31, 2020. The following table summarizes the Company's cash flow activities for the three months ended March 31, 2021 and 2020:

Index

	For the Three Months Ended March 31,
$ in millions	2021	2020
Net cash used in operating activities	$(2.4)	$(2.7)
Net cash used in by investing activities	—	—
Net cash used in financing activities	—	(2.3)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.2)	(0.2)
Net decrease in cash, cash equivalents, and restricted cash	$(2.6)	$(5.2)

Cash Flows from Operating Activities

    For the three months ended March 31, 2021, net cash used in operating activities was $2.4 million, compared to $2.7 million of net cash used in operating activities in 2020, resulting in a decrease of $0.3 million. The decrease resulted principally from the lower net loss, partially offset by less favorable working capital comparisons to the prior year.

Cash Flows from Financing Activities

    For the three months ended March 31, 2021, net cash used in financing activities was $0.0 million, compared to net cash used in financing activities of $2.3 million in 2020. The decrease was driven by the impact of share repurchases of $2.3 million in 2020.

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of March 31, 2021, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $5 thousand for each of the three months ended March 31, 2021 and 2020, respectively. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of March 31, 2021.

Liquidity Outlook

    As of March 31, 2021, the Company had cash and cash equivalents on hand of $23.2 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's financial position as of March 31, 2021. The Company's near-term cash requirements during 2021 are primarily related to funding operations. For the full year 2021, the Company expects to make capital expenditures of less than $0.5 million.
    As of March 31, 2021, $14.3 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($1.9 million), Switzerland ($1.5 million), Hong Kong ($1.2 million), the U.K. ($1.1 million), China ($1.1 million), Canada ($0.6 million), Singapore ($0.5 million), and Belgium ($0.5 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company’s reserves were $0.0 million as of March 31, 2021 and December 31, 2020, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
    See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 11, 2021 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2021.

FORWARD-LOOKING STATEMENTS
    This Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the adverse impacts of the recent coronavirus, or COVID-19 outbreak, (3) the Company’s ability to successfully achieve its strategic initiatives, (4) risks related to potential acquisitions or dispositions of businesses by the Company, (5) the Company’s ability to retain and recruit qualified management and/or advisors, (6) the Company’s ability to operate successfully as a company focused on its RPO business, (7) risks related to fluctuations in the Company’s operating results from quarter to quarter, (8) the loss of or material reduction in our business with any of the Company’s largest customers, (9) the ability of clients to terminate their relationship with the Company at any time, (10) competition in the Company’s markets, (11) the negative cash flows and operating losses that may recur in the future, (12) risks relating to how future credit facilities may affect or restrict our operating flexibility, (13) risks associated with the Company’s investment strategy, (14) risks related to international operations, including foreign currency fluctuations, political events, natural disasters or health crises, including the ongoing COVID-19 outbreak, (15) the Company’s dependence on key management personnel, (16) the Company’s ability to attract and retain highly skilled professionals, (17) the Company’s ability

Index
to collect accounts receivable, (18) the Company’s ability to maintain costs at an acceptable level, (19) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (20) risks related to providing uninterrupted service to clients, (21) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (22) the Company’s ability to utilize net operating loss carry-forwards, (23) volatility of the Company’s stock price, (24) the impact of government regulations, and (25) restrictions imposed by blocking arrangements, and (26) those risks set forth in “Risk Factors.” The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-Q. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the three months ended March 31, 2021, the Company earned approximately 88% of its revenue outside the U.S., and it collected payments in local currency, and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
    There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
    The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS

    As of March 31, 2021, there have not been any material changes to the information set forth in Item 1A. “Risk Factors” disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following table summarizes purchases of common stock by the Company during the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2021 - January 31, 2021	—	$—	—	$1,703,000
February 1, 2021 - February 28, 2021	—	$—	—	$1,703,000
March 1, 2021 - March 31, 2021	—	$—	—	$1,703,000
Total	—	$—	—	$1,703,000

(a)On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 included in Part I of this Form 10-Q for further details. As of March 31, 2021, the Company had repurchased 432,563 shares for a total cost of approximately $8.3 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

In addition to the shares repurchased above under the $10 million authorization plan, the Company completed the purchase of 259,331 shares in connection with transactions with certain stockholders for a total cost of $2.2 million, including fees (see Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 included in Part I of this Form 10-Q for further information).

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.    MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.    OTHER INFORMATION
    None.

Index

ITEM 6.    EXHIBITS

HUDSON GLOBAL, INC.
FORM 10-Q
EXHIBIT INDEX

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

Exhibit No.	Description
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	May 7, 2021	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 7, 2021	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)