Form 10-Q
period 2021-09-30
Hudson Global, Inc.
filed 2021-11-05
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 22, 2021
Common Stock - $0.001 par value	2,707,328

HUDSON GLOBAL, INC.
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$45,010	$25,413	$119,145	$74,117

Operating expenses:
Direct contracting costs and reimbursed expenses	26,979	16,343	73,305	46,319
Salaries and related	14,130	8,098	37,001	24,650
Other selling, general and administrative	2,423	2,049	6,825	5,584
Depreciation and amortization	117	25	340	73
Total operating expenses	43,649	26,515	117,471	76,626
Operating income (loss)	1,361	(1,102)	1,674	(2,509)
Non-operating income (expense):
Interest income, net	8	14	27	133
Other income (expense), net	33	96	(57)	474
Net income (loss) before income taxes	1,402	(992)	1,644	(1,902)
(Benefit from) provision for income taxes	(92)	165	475	538
Net income (loss)	$1,494	$(1,157)	$1,169	$(2,440)
Earnings (loss) per share:
Basic	$0.51	$(0.41)	$0.40	$(0.84)
Diluted	$0.49	$(0.41)	$0.39	$(0.84)
Weighted-average shares outstanding:
Basic	2,931	2,858	2,910	2,920
Diluted	3,022	2,858	2,976	2,920

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Comprehensive income (loss):
Net income (loss)	$1,494	$(1,157)	$1,169	$(2,440)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of applicable income taxes	(466)	489	(710)	146
Total other comprehensive (loss) income, net of income taxes	(466)	489	(710)	146
Comprehensive income (loss)	$1,028	$(668)	$459	$(2,294)

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$26,190	$25,806
Accounts receivable, less allowance for doubtful accounts of $2 and $10, respectively	20,970	13,445
Restricted cash, current	109	152
Prepaid and other	1,317	889
Total current assets	48,586	40,292
Property and equipment, net	159	115
Operating lease right-of-use assets	514	210
Deferred tax assets	1,288	1,037
Restricted cash	225	241
Goodwill	2,088	2,088
Intangible assets, net	1,160	1,400
Other assets	5	3
Total assets	$54,025	$45,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$390	$576
Accrued expenses and other current liabilities	15,925	9,241
Operating lease obligations, current	344	192
Total current liabilities	16,659	10,009
Income tax payable	467	887
Operating lease obligations	177	22
Other liabilities	192	188
Total liabilities	17,495	11,106
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 3,694 and 3,672 shares issued; 2,707 and 2,685 shares outstanding, respectively	4	4
Additional paid-in capital	488,620	486,825
Accumulated deficit	(436,581)	(437,750)
Accumulated other comprehensive (loss) income, net of applicable tax	(184)	526
Treasury stock, 987 and 987 shares, respectively, at cost	(15,329)	(15,325)
Total stockholders' equity	36,530	34,280
Total liabilities and stockholders' equity	$54,025	$45,386

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,169	$(2,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	340	73
Provision for doubtful accounts	—	33
(Benefit from) Provision for deferred income taxes	(323)	76
Stock-based compensation	1,795	571
Changes in assets and liabilities, net of effect of dispositions:
(Increase) decrease in accounts receivable	(8,334)	833
Increase in prepaid and other assets	(458)	(418)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,654	(86)
Net cash provided by (used in) operating activities	843	(1,358)
Cash flows from investing activities:
Capital expenditures	(148)	(19)
Net cash used in investing activities	(148)	(19)
Cash flows from financing activities:
Proceeds from government lending	—	1,326
Purchase of treasury stock	—	(2,239)
Purchase of restricted stock from employees	(4)	(14)
Net cash used in financing activities	(4)	(927)
Effect of exchange rates on cash, cash equivalents and restricted cash	(366)	319
Net decrease in cash, cash equivalents and restricted cash	325	(1,985)
Cash, cash equivalents, and restricted cash, beginning of the period	26,199	31,718
Cash, cash equivalents, and restricted cash, end of the period	$26,524	$29,733
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$1
Cash received during the period for interest	$28	$139
Net cash payments during the period for income taxes	$746	$676
Cash paid for amounts included in operating lease liabilities	$354	$198
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$684	$77

See accompanying notes to condensed consolidated financial statements.

HUDSON GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Total stockholders' equity, beginning balance	2,690	$34,803	2,685	$32,392	2,685	$34,280	2,936	$36,034

Common stock and additional paid-in capital:
Beginning balance	3,677	487,925	3,672	486,329	3,672	486,829	3,663	486,092
Stock-based compensation expense	17	699	—	334	22	1,795	9	571
Ending balance	3,694	488,624	3,672	486,663	3,694	488,624	3,672	486,663

Treasury stock:
Beginning balance	(987)	(15,329)	(987)	(15,325)	(987)	(15,325)	(726)	(13,072)
Purchase of treasury stock	—	—	—	—	—	—	(260)	(2,239)
Purchase of restricted stock from employees	—	—	—	—	—	(4)	(1)	(14)
Ending balance	(987)	(15,329)	(987)	(15,325)	(987)	(15,329)	(987)	(15,325)

Accumulated other comprehensive (loss) income:
Beginning balance		282		(822)		526		(479)
Other comprehensive (loss) income		(466)		489		(710)		146
Ending balance		(184)		(333)		(184)		(333)

Accumulated deficit:
Beginning balance		(438,075)		(437,790)		(437,750)		(436,507)
Net income (loss)		1,494		(1,157)		1,169		(2,440)
Ending balance		(436,581)		(438,947)		(436,581)		(438,947)

Total stockholders' equity, ending balance	2,707	$36,530	2,685	$32,058	2,707	$36,530	2,685	$32,058

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

In December 2019, a novel strain of coronavirus, referred to as COVID-19, was reported to have originated in Wuhan, Hubei Province, China. On January 30, 2020, the World Health Organization (“WHO”) declared that the virus had become a global public-health emergency. On March 11, 2020, the WHO declared the outbreak to be a pandemic, based on the rapid increase in exposure globally. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. COVID-19 continues to have an impact around the world and presents risks to the Company, which the Company is unable to fully evaluate or foresee at the current time. However, the Company is vigilantly monitoring the business environment surrounding COVID-19 and continues to proactively address this situation as it evolves. The Company believes it can continue to take appropriate actions to manage the business in this challenging environment due to the flexibility of its workforce and the strength of its balance sheet.

In 2020, in connection with the COVID-19 pandemic, certain foreign government organizations offered wage assistance subsidies and tax credits to companies in exchange for maintaining specified levels of compensation and related costs for employees residing in those countries. The Company recognized the receipt of funds from these organizations in the Other income (expense), net caption on the Condensed Consolidated Statements of Operations. For the three and nine months ended

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
September 30, 2020, the Company received $199 and $464, respectively, related to foreign government assistance, included within Other income (expense), net. In the U.S., the Company received a $1.3 million loan in the second quarter of 2020 in connection with the Paycheck Protection Program (“PPP”), administered by the U.S. Small Business Administration (“SBA”), under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The SBA approved the forgiveness of the full amount of the loan on November 30, 2020. For more information, see Note 10.

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

Recent Accounting Standard Update Not Yet Adopted

    In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally require a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under Accounting Standards Codification (“ASC”) 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies with annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance, and will adopt the guidance when it becomes effective.

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

    We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transfer services. Other than deferred revenue, we do not have any material contract assets or liabilities as of and for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and 2020, deferred revenue was $422 and $248, respectively.

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

    Contracting. We provide RPO clients with a range of outsourced professional contract staffing services and managed service provider services, sometimes offered on a standalone basis and sometimes offered as part of a blended total talent solution. We recognize revenue for our contracting services over time as services are performed in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur incremental costs to obtain our contracting contracts. The costs incurred to fulfill these contracts are expensed as incurred.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,
	2021	2020
RPO Recruitment	$17,593	$8,780
Contracting	27,417	16,633
Total Revenue	$45,010	$25,413

	Nine Months Ended September 30,
	2021	2020
RPO Recruitment	$44,625	$27,488
Contracting	74,520	46,629
Total Revenue	$119,145	$74,117

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

The Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price consists of the amount paid in cash of $3,997, which was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of October 1, 2020, with the excess recorded as goodwill. The Company incurred transaction costs related to the acquisition of $436 that were expensed as part of Office and general on the Consolidated Statements of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The promissory note and shares of the Company’s common stock to be paid to the Seller as outlined in the APA are tied to the continuing employment of the Principals at the Company, and therefore have been accounted for as compensation expense. This compensation expense is recorded on a straight-line basis under the assumption that the Principals will remain employed by the Company, and therefore that the note will be paid in full and the shares will be issued. For the three and nine months ended September 30, 2021, the Company recognized $59 and $241, respectively, in stock-based compensation associated with the 52,226 restricted shares of common stock to be issued over 30 months (see Note 6 to the Condensed Consolidated Financial Statements). In addition, in the three and nine months ended September 30, 2021, the Company recognized expense of $91 and $272, respectively, related to the promissory note, and $475 and $975, respectively, related to earn-out payments. The amount due associated with the promissory note payable to the Seller is reflected in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. The compensation expense recognized of $625 and $1,488 for the three and nine months ended September 30, 2021, respectively, is reflected in Salaries and related expenses on the Condensed Consolidated Statements of Operations.

The Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2021 included revenue of $3,032 and $6,248, respectively, and net loss of $8 and $496, respectively, from the acquired company.

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

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Revenue	$26,722	$77,377
Net loss	$(566)	$(1,982)

The unaudited pro forma supplemental information provided above is based on estimates and assumptions that the Company believes are reasonable, and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets for the three and nine months ended September 30, 2020. This supplemental pro forma information has been prepared for comparative purposes and is not intended to reflect what would have occurred had the Acquisition taken place on January 1, 2020.

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
    The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee; consultants or other independent contractors who provide services to the Company or its affiliates; and non-employee directors of the Company. On September 14, 2020, the Company's stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company's common stock that are reserved for issuance by 250,000 shares. As of September 30, 2021, there were 92,562 shares of the Company’s common stock available for future issuance under the ISAP.
All share issuances related to stock compensation plans are issued from the aforementioned stock available for future issuance under stockholder approved compensation plans.
In the three months ended March 31, 2021, the Company granted restricted stock units subject to performance vesting conditions for the years ended December 31, 2020 and December 31, 2021 of 53,075 and 73,596, respectively. For the three and nine months ended September 30, 2021, the Company granted 6,000 and 31,500, respectively, of discretionary time-vested stock units to certain employees that were not subject to performance conditions.
A summary of the quantity and vesting conditions for stock-based units granted to the Company's employees for the nine months ended September 30, 2021 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	66,220
Performance and service conditions - Type 2 (1) (2)	60,451
Service conditions only - Type 1 (2)	31,500
Total shares of stock award granted	158,171

(1)The performance conditions with respect to restricted stock units may be satisfied as follows:
(a)For employees from the Americas, Asia Pacific, and Europe 70% of the restricted stock units may be earned on the basis of performance as measured by a “regional adjusted EBITDA”, and 30% of the restricted stock units may be earned on the basis of performance as measured by a “group adjusted EBITDA”; and
(b)For grants to Corporate office employees subject to 2020 performance conditions, 75% of the restricted stock units may be earned on the basis of performance as measured by a “group adjusted EBITDA”, and 25% of the restricted stock units may be earned on the basis of performance as measured by a “corporate costs” target. For grants to Corporate office employees subject to 2021 performance conditions, 100% of the restricted stock units may be earned on the basis of performance as measured by a “group adjusted EBITDA”.
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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company's Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director's retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company's common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the nine months ended September 30, 2021, the Company granted 22,434 restricted stock units to its non-employee directors pursuant to the Director Plan.
    As of September 30, 2021, 230,757 restricted stock units are deferred under the Company’s ISAP.
    For the three and nine months ended September 30, 2021 and 2020, the Company’s stock-based compensation expense related to stock options and restricted stock units was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted shares of common stock (see Note 5)	$59	$—	$241	$—
Restricted stock units	640	334	1,554	571
Total	$699	$334	$1,795	$571

Stock Options
    Stock options granted by the Company generally expire between five and ten years after the date of grant and have an exercise price of at least 100% of the fair market value of the underlying share of common stock on the date of grant.
The Company had 5,000 stock options with a weighted average exercise price of $24.90 per share that expired in the fourth quarter of 2020.
Restricted Stock Units
    As of September 30, 2021, the Company had $1,776 of unrecognized stock-based compensation expense related to outstanding unvested restricted stock units. The Company expects to recognize that cost over a weighted average service period of 1.23 years. Restricted stock units have no voting or dividend rights until the awards are vested.

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
    Changes in the Company’s restricted stock units for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021		2020
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1,	14,676	$15.45	63,436	$15.12
Granted	180,605	$15.93	10,310	$9.01
Vested	(30,977)	$17.15	(33,188)	$12.83
Forfeited	(12,411)	$14.54	(22,384)	$15.20
Unvested restricted stock units at September 30,	151,893	$15.74	18,174	$15.75

Restricted Shares of Common Stock
As of September 30, 2021, the Company had approximately $167 of unrecognized stock-based compensation expense related to outstanding unvested restricted shares of common stock issued in connection with the Acquisition (see Note 5). These shares had a grant price of $9.57 and a remaining average expected life of 1.08 years. Restricted shares of common stock have no voting or dividend rights until the awards are vested.
Changes in the Company’s restricted shares of common stock for the nine months ended September 30, 2021 were as follows:

	Nine Months Ended September 30,
	2021
	Number of Restricted Shares of Common Stock	Weighted Average Grant-Date Fair Value
Unvested restricted shares of common stock at January 1,	52,226	$9.57
Vested	(17,408)	$9.57
Unvested restricted shares of common stock at September 30,	34,818	$9.57

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

    In response to the COVID-19 pandemic, many governments enacted measures to provide aid and economic stimulus packages. These measures included deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The CARES Act, which was enacted on March 27, 2020 in the U.S., included measures to assist companies, including temporary changes to income and non-income-based-tax laws. The enactment of the CARES Act and other COVID-19 measures did not result in any material adjustments to our income tax provision for the nine months ended

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
September 30, 2021, or to our net deferred tax assets as of September 30, 2021. The Company continues to monitor federal, state, and international regulatory developments in relation to COVID-19 and their potential impact on our operations.
Effective Tax Rate
    The provision for income taxes for the nine months ended September 30, 2021 was $475 on a pre-tax income of $1,644, compared to a provision for income taxes of $538 on pre-tax loss of $1,902 for the same period in 2020. The Company’s effective income tax rate was positive 29% and negative 28% for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the effective tax rates differed from the U.S. Federal statutory rate of 21% primarily due to a discrete tax benefit recognized following the settlement of Canadian withholding taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions, which reduces or eliminates the effective tax rate on current year profits or losses, changes to unrecognized tax benefits, foreign tax rate differences, and non-deductible expenses.
Uncertain Tax Positions
    As of September 30, 2021 and December 31, 2020, the Company had $360 and $669, respectively, of unrecognized tax benefits, excluding interest and penalties, which if recognized in the future, would lower the Company’s effective income tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of September 30, 2021 and December 31, 2020, the Company had $148 and $594, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
        In July 2021, The Canada Tax Authority concluded its assessment of certain historical tax positions. In connection with settling these tax positions, the Company recorded a benefit of approximately $560 from the reversal of tax, interest, and penalties in Canada.
Based on information available as of September 30, 2021, it is reasonably possible that the total amount of unrecognized tax benefits will neither increase nor decrease over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential expirations of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with net operating losses (“NOLs”) remain open until such losses expire or until the statutes of limitations for those years when the NOLs are used expire. As of September 30, 2021, the Company's open tax years, which remain subject to examination by the relevant tax authorities, are between 2013 and 2020 depending on the jurisdiction.

    The Company believes that its unrecognized tax benefits as of September 30, 2021 are appropriately recorded for all years subject to examination above.

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
    A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the three and nine months ended September 30, 2021 and 2020 were as follows:

HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
Earnings (loss) per share (“EPS”):
Basic	$0.51	$(0.41)		$0.40	$(0.84)
Diluted	$0.49	$(0.41)		$0.39	$(0.84)
EPS numerator - basic and diluted:
Net income (loss)	$1,494	$(1,157)		$1,169	$(2,440)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	2,931	2,858		2,910	2,920
Common stock equivalents: restricted stock units and restricted shares of common stock	91	—	(a)	66	—	(a)
Weighted average number of common stock outstanding - diluted	3,022	2,858		2,976	2,920

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
    The weighted average number of shares outstanding used in the computation of diluted net earnings or loss per share for the nine months ended September 30, 2021 and 2020 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unvested restricted stock units	—	18,174	—	18,174
Stock options	—	5,000	—	5,000
Total	—	23,174	—	23,174

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

Intangible Assets

In connection with the Acquisition the Company’s Intangible assets consisted of the following components:

September 30, 2021	Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1.00	$80	$(40)	$40
Trade name	4.00	400	(80)	320
Customer lists	4.00	1,000	(200)	800
		$1,480	$(320)	$1,160

December 31, 2020	Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1.75	$80	$(10)	$70
Trade name	4.75	400	(20)	380
Customer lists	4.75	1,000	(50)	950
		$1,480	$(80)	$1,400

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Non-compete agreements are amortized over 2 years and Trade names and Customer lists are amortized over 5 years. Amortization expense for the three and nine months ended September 30, 2021 was $80 and $240, respectively. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and nine months ended September 30, 2021, respectively.

Estimated future amortization expense for intangible assets for the remainder of the fiscal year ending December 31, 2021, and for each of the next four fiscal years are as follows:

2021	$80
2022	310
2023	280
2024	280
2025	210
$1,160

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The legal reserves are included under the caption “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. The Company's reserves were $0 as of September 30, 2021 and December 31, 2020, respectively.
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
    None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the nine months ended September 30, 2021 and 2020 were $523 and $407, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of September 30, 2021 was 1.5 years.
    As of September 30, 2021, future minimum operating lease payments are as follows:

	2021	2022	2023	Total
Minimum lease payments	$122	$281	$118	$521

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of September 30, 2021, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $5 and $15 for the three and nine months ended September 30, 2021, respectively, and $4 and $14 for the three and nine months ended September 30, 2020, respectively.

    The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2021.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss, net of applicable tax, consisted of the following:

	September 30,	December 31,
	2021	2020
Foreign currency translation adjustments	$(184)	$526
Accumulated other comprehensive loss	$(184)	$526

NOTE 12 – STOCKHOLDERS' EQUITY
Common Stock

    On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10,000 of the Company's common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. During the nine months ended September 30, 2021 and 2020, no purchases of shares were made under this authorization. As of September 30, 2021, under the July 30, 2015 authorization, the Company had repurchased 432,563 shares for a total cost of $8,297.

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

	Americas	Asia Pacific	Europe	Corporate	Inter-Segment Elimination	Total
For The Three Months Ended September 30, 2021
Total revenue	$7,423	$32,273	$5,314	$—	$—	$45,010
Total adjusted net revenue	$7,030	$7,925	$3,076	$—	$—	$18,031
EBITDA (loss) (b)	$604	$1,809	$111	$(1,013)	$—	$1,511
Depreciation and amortization	(91)	(19)	(6)	(1)	—	(117)
Intercompany (expense) interest income, net	—	(81)	—	81	—	—
Interest income, net	—	—	—	8	—	8
Income (loss) before income taxes	$513	$1,709	$105	$(925)	$—	$1,402
(Benefit from) provision for income taxes	$(596)	$438	$24	$42	$—	$(92)

For The Nine Months Ended September 30, 2021
Revenue, from external customers	$17,350	$86,414	$15,381	$—	$—	$119,145
Inter-segment revenue	—	15	—	—	(15)	—
Total revenue	$17,350	$86,429	$15,381	$—	$(15)	$119,145
Adjusted net revenue, from external customers (a)	$16,232	$20,563	$9,045	$—	$—	$45,840
Inter-segment adjusted net revenue	(15)	15	—	—	—	—
Total adjusted net revenue	$16,217	$20,578	$9,045	$—	$—	$45,840
EBITDA (loss) (b)	$153	$3,574	$657	$(2,427)	$—	$1,957
Depreciation and amortization	(264)	(50)	(23)	(3)	—	(340)
Intercompany (expense) interest income, net	—	(252)	—	252	—	—
Interest income, net	—	2	—	25	—	27
(Loss) income before income taxes	$(111)	$3,274	$634	$(2,153)	$—	$1,644
(Benefit from) provision for income taxes	$(579)	$875	$164	$15	$—	$475

As of September 30, 2021
Accounts receivable, net	$5,411	$10,707	$4,852	$—	$—	$20,970
Long-lived assets, net of accumulated depreciation and amortization (b)	$3,305	$65	$33	$4	$—	$3,407
Total assets	$10,798	$20,461	$8,833	$13,933	$—	$54,025

Index
HUDSON GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)

	Americas	Asia Pacific	Europe	Corporate	Inter- Segment Elimination	Total
For The Three Months Ended September 30, 2020
Revenue, from external customers	$1,934	$19,877	$3,602	$—	$—	$25,413
Inter-segment revenue	97	—	—	—	(97)	—
Total revenue	$2,031	$19,877	$3,602	$—	$(97)	$25,413
Adjusted net revenue, from external customers (a)	$1,678	$5,002	$2,390	$—	$—	$9,070
Inter-segment adjusted net revenue	97	—	(97)	—	—	—
Total adjusted net revenue (a)	$1,775	$5,002	$2,293	$—	$—	$9,070
EBITDA (loss) (b)	$(789)	$517	$(40)	$(669)	$—	$(981)
Depreciation and amortization	(5)	(13)	(6)	(1)	—	(25)
Intercompany (expense) interest income, net	—	(81)	—	81	—	—
Interest (expense) income, net	(4)	2	—	16	—	14
(Loss) income from continuing operations before income taxes	$(798)	$425	$(46)	$(573)	$—	$(992)
Provision for (benefit from) income taxes	$8	$115	$1	$41	$—	$165

For The Nine Months Ended September 30, 2020
Revenue, from external customers	$7,328	$55,661	$11,128	$—	$—	$74,117
Inter-segment revenue	97	6	—	—	(103)	—
Total revenue	$7,425	$55,667	$11,128	$—	$(103)	$74,117
Adjusted net revenue, from external customers (a)	$6,431	$14,331	$7,036	$—	$—	$27,798
Inter-segment adjusted net revenue	97	6	(103)	—	—	—
Total adjusted net revenue	$6,528	$14,337	$6,933	$—	$—	$27,798
EBITDA (loss) (b)	$(1,767)	$1,879	$323	$(2,397)	$—	$(1,962)
Depreciation and amortization	(14)	(38)	(17)	(4)	—	(73)
Intercompany (expense) interest income, net	—	(240)	—	240	—	—
Interest (expense) income, net	(6)	2	—	137	—	133
(Loss) income from continuing operations before income taxes	$(1,787)	$1,603	$306	$(2,024)	$—	$(1,902)
Provision for income taxes	$25	$452	$4	$57	$—	$538

As of September 30, 2020
Accounts receivable, net	$1,353	$7,558	$3,005	$—	$—	$11,916
Long-lived assets, net of accumulated depreciation and amortization (b)	$21	$73	$32	$6	$—	$132
Total assets	$3,809	$14,022	$7,597	$18,567	$—	$43,995

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

Geographic Data Reporting
    A summary of revenues for the three and nine months ended September 30, 2021 and 2020 and net assets by geographic area as of September 30, 2021 and 2020, were as follows:

	Australia	United States	United Kingdom	Other	Total
For The Three Months Ended September 30, 2021
Revenue (a)	$29,971	$7,076	$4,964	$2,999	$45,010
For The Three Months Ended September 30, 2020
Revenue (a)	$18,085	$1,620	$3,151	$2,557	$25,413
For The Nine Months Ended September 30, 2021
Revenue (a)	$79,988	$16,391	$13,840	$8,926	$119,145
For The Nine Months Ended September 30, 2020
Revenue (a)	$50,082	$6,393	$9,629	$8,013	$74,117
As of September 30, 2021
Long-lived assets, net of accumulated depreciation and amortization (b)	$25	$3,310	$33	$39	$3,407
Net assets	$7,077	$19,702	$2,593	$7,158	$36,530
As of September 30, 2020
Long-lived assets, net of accumulated depreciation and amortization (b)	$26	$27	$32	$47	$132
Net assets	$4,581	$18,388	$3,397	$5,692	$32,058

(a) Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization.

NOTE 14 – STOCKHOLDER RIGHTS PLAN

    On October 15, 2018, the Company’s Board declared a dividend to the Company’s stockholders of record as of the close of business on October 25, 2018 (the “Record Date”), for each outstanding share of the Company’s common stock, of one right (a “Right”) to purchase one one-hundredth of a share of a new series of participating preferred stock of the Company. The terms of the Rights are set forth in the Rights Agreement, dated as of October 15, 2018 (the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”). The Company's stockholders approved the Rights Agreement at the Company’s 2019 annual meeting of stockholders held on May 6, 2019. On September 28, 2021, the Company and the Rights Agent entered into a First Amendment to Rights Agreement (the “Amendment” and together with the Rights Agreement, the “Rights Agreement”) that amended the Rights Agreement to extend its term through October 15, 2024. The Company will include the Amendment in its proxy statement for its 2022 annual meeting of stockholders and recommend that its stockholders approve the Amendment.

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

    The Rights will expire on the earliest of (i) October 15, 2024, or such earlier date as of which the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s tax benefits, (ii) the time at which the Rights are redeemed, (iii) the time at which the Rights are exchanged, (iv) the effective time of the repeal of Section 382 of the Code if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s tax benefits, (v) the first day of a taxable year to which the Board determines that no NOLs or other tax benefits may be carried forward, and (vi) the close of business on the first business day following the certification of the voting results of the Company’s 2022 annual meeting of stockholders, if stockholder approval has not been obtained prior to such date.

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

NOTE 15 – SUBSEQUENT EVENT

On October 29, 2021, the Company entered into a membership interest purchase agreement (the “MIPA”) by and among the Company, Hudson Global Resources Management, Inc., a wholly owned subsidiary of the Company (“HGRM”), and Daniel Williams (“Williams”), and completed the acquisition by HGRM of all of the membership interests of Karani, LLC (“Karani”), a Delaware limited liability company (the “Karani Acquisition”).

Karani partners with recruitment and staffing firms to assist with recruiting, sourcing, screening, onboarding, and other talent-related services across a variety of industries to customers primarily located in the United States. Karani has approximately 500 employees in India and 100 employees in the Philippines.

As outlined in the MIPA, Williams received (i) six million dollars ($6,000,000) in cash subject to certain adjustments set forth in the MIPA at the closing of the Karani Acquisition; and (ii) a promissory note in the aggregate principal amount of two million dollars ($2,000,000), payable in installments on the six-month and eighteen-month anniversaries of the closing date subject to the satisfaction of certain conditions as further described in the MIPA. There are no employment stipulations for Williams associated with the MIPA.

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

    This MD&A discusses the results of the Company’s RPO businesses for the three and nine months ended September 30, 2021 and 2020.

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

COVID-19 Pandemic

The continuing impact of COVID-19 around the world presents risks to the Company, which the Company is unable to fully evaluate or even to foresee at the current time. However, the Company is vigilantly monitoring the business environment surrounding COVID-19 and continues to proactively address this situation as it evolves. The Company believes it can continue to take appropriate actions to manage the business in this challenging environment due to the flexibility of its workforce and the strength of its balance sheet.

Although the COVID-19 pandemic has affected the Company’s operations in the third quarter and may continue to do so in the future, we believe the impact on the Company’s business, operations, and financial results and condition was less than in the previous quarters, which have included impacts on the health of the Company’s management and employees, marketing and sales operations, customer and consumer behaviors, and the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales or on economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Financial Performance

    The following is a summary of the highlights for the three and nine months ended September 30, 2021 and 2020. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight the results by segment.

•Revenue was $45.0 million for the three months ended September 30, 2021, compared to $25.4 million for the same period in 2020, for an increase of $19.6 million, or 77.1%.
◦On a constant currency basis, the Company's revenue increased $18.8 million, or 71.8%, primarily due to an increase in contracting revenue of $10.3 million, or 59.9% compared to the same period in 2020, as well as an increase in RPO recruitment revenue of $8.5 million, or 94.2%.
•Adjusted net revenue was $18.0 million for the three months ended September 30, 2021, compared to $9.1 million for the same period in 2020, an increase of $9.0 million, or 98.8%.
◦On a constant currency basis, adjusted net revenue increased $8.7 million, or 92.7%, primarily due to an increase in RPO recruitment adjusted net revenue of $8.3 million, or 96.6% compared to the same period in 2020.
•Selling, general and administrative expenses (including salaries and related expenses) and other non-operating income (expense) (“SG&A and Non-Op”) was $16.5 million for the three months ended September 30, 2021, compared to $10.1 million for the same period in 2020, an increase of $6.5 million, or 64.4%.

Index
◦On a constant currency basis, SG&A and Non-Op increased $6.2 million, or 60.3%. SG&A and Non-Op as a percentage of revenue was 36.7% for the three months ended September 30, 2021, compared to 39.3% for the same period in 2020.
•EBITDA was $1.5 million for the three months ended September 30, 2021, compared to EBITDA loss of $1.0 million for the same period in 2020, an increase in EBITDA of $2.5 million. On a constant currency basis, EBITDA increased $2.5 million.
•Net income was $1.5 million for the three months ended September 30, 2021, compared to net loss of $1.2 million for the same period in 2020, an increase in net income of $2.7 million. On a constant currency basis, net income increased $2.6 million.
•Revenue was $119.1 million for the nine months ended September 30, 2021, compared to $74.1 million for the same period in 2020, an increase of $45.0 million, or 60.8%.
◦On a constant currency basis, the Company's revenue increased $37.7 million, or 46.2%, primarily due to an increase in contracting revenue of $22.6 million, or 43.5% while RPO recruitment revenue increased by $15.1 million, or 51.0% compared to the same period in 2020.
•Adjusted net revenue was $45.8 million for the nine months ended September 30, 2021, compared to $27.8 million for the same period in 2020, an increase of $18.0 million, or 64.9%.
◦On a constant currency basis, adjusted net revenue increased $16.0 million, or 53.4%, mainly due to an increase in RPO recruitment adjusted net revenue of $15.2 million, or 54.6% compared to the same period in 2020. Contracting adjusted net revenue increased by $0.8 million, or 37.6% compared to the same period in 2020.
•SG&A and Non-Op was $43.9 million for the nine months ended September 30, 2021, compared to $29.8 million for the same period in 2020, an increase of $14.1 million or 47.5%.
◦On a constant currency basis, SG&A and Non-Op increased $12.3 million or 39.1%. SG&A and Non-Op as a percentage of revenue was 36.8% for the nine months ended September 30, 2021, compared to 38.7% for the same period in 2020.
•EBITDA was $2.0 million for the nine months ended September 30, 2021, compared to EBITDA loss of $2.0 million for the same period in 2020, an increase in EBITDA of $3.9 million. On a constant currency basis, EBITDA increased $3.6 million.
•Net income was $1.2 million for the nine months ended September 30, 2021, compared to net loss of $2.4 million for the same period in 2020, an increase in net income of $3.6 million. On a constant currency basis, net income increased $3.4 million.
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
    Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss), and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below summarize the impact of foreign currency exchange adjustments on the Company’s operating results for the three and nine months ended September 30, 2021 and 2020.

Index

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020			2021	2020
	As	As	Currency	Constant	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency	reported	reported	translation	currency
Revenue:
Americas	$7,423	$1,934	$19	$1,953	$17,350	$7,328	$77	$7,405
Asia Pacific	32,273	19,877	555	20,432	86,414	55,661	6,340	62,001
Europe	5,314	3,602	213	3,815	15,381	11,128	944	12,072
Total	$45,010	$25,413	$787	$26,200	$119,145	$74,117	$7,361	$81,478
Adjusted net revenue (a):
Americas	$7,030	$1,678	$16	$1,694	$16,232	$6,431	$73	$6,504
Asia Pacific	7,925	5,002	140	5,142	20,563	14,331	1,443	15,774
Europe	3,076	2,390	130	2,520	9,045	7,036	573	7,609
Total	$18,031	$9,070	$286	$9,356	$45,840	$27,798	$2,089	$29,887
SG&A and Non-Op (b):
Americas	$6,426	$2,563	$23	$2,586	$16,064	$8,295	$87	$8,382
Asia Pacific	6,115	4,486	110	4,596	17,003	12,458	1,188	13,646
Europe	2,965	2,333	121	2,454	8,388	6,610	513	7,123
Corporate	1,014	669	—	669	2,428	2,397	—	2,397
Total	$16,520	$10,051	$254	$10,305	$43,883	$29,760	$1,788	$31,548
Operating income (loss):
Americas	$590	$(767)	$(7)	$(774)	$124	$(1,595)	$(14)	$(1,609)
Asia Pacific	2,108	919	29	948	4,510	2,360	251	2,611
Europe	137	42	4	46	890	186	27	213
Corporate	(1,474)	(1,296)	—	(1,296)	(3,850)	(3,460)	—	(3,460)
Total	$1,361	$(1,102)	$26	$(1,076)	$1,674	$(2,509)	$264	$(2,245)
Net income (loss), consolidated	$1,494	$(1,157)	$19	$(1,138)	$1,169	$(2,440)	$199	$(2,241)
EBITDA (loss) (c):
Americas	$604	$(789)	$(6)	$(795)	$153	$(1,767)	$(14)	$(1,781)
Asia Pacific	1,809	517	25	542	3,574	1,879	229	2,108
Europe	111	(40)	6	(34)	657	323	57	380
Corporate	(1,013)	(669)	—	(669)	(2,427)	(2,397)	—	(2,397)
Total	$1,511	$(981)	$25	$(956)	$1,957	$(1,962)	$272	$(1,690)

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

Index
    The reconciliation of EBITDA (loss) to the most directly comparable GAAP financial measure is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2021	2020	2021	2020
Net income (loss)	$1,494	$(1,157)	$1,169	$(2,440)
Adjustments to Net income (loss)
Benefit from (provision for) income taxes	(92)	165	475	538
Interest income, net	(8)	(14)	(27)	(133)
Depreciation and amortization expense	117	25	340	73
Total adjustments from net loss to EBITDA (loss)	17	176	788	478
EBITDA (loss)	$1,511	$(981)	$1,957	$(1,962)

Index
Results of Operations
Americas (reported currency)

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in amount	Change in %	2021	2020	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Revenue	$7.4	$1.9	$5.5	284%	$17.4	$7.3	$10.0	137%

    For the three months ended September 30, 2021, RPO recruitment revenue increased by $5.4 million or 333%, while contracting revenue increased by $0.1 million or 38%. The acquisition of Coit Staffing, Inc. (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) contributed 157 percentage points to the revenue growth.

    For the nine months ended September 30, 2021, RPO recruitment revenue increased by $9.8 million, or 156%, while contracting revenue increased by $0.2 million, or 22%. The acquisition of Coit Staffing, Inc. contributed 85 percentage points to the revenue growth.

Adjusted net revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in amount	Change in %	2021	2020	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Adjusted net revenue	$7.0	$1.7	$5.4	319%	$16.2	$6.4	$9.8	152%
Adjusted net revenue as a percentage of revenue	95%	87%	N/A	N/A	94%	88%	N/A	N/A

    For the three and nine months ended September 30, 2021, RPO recruitment adjusted net revenue increased by $5.4 million, or 336%, and $9.8 million, or 160%, respectively, compared to 2020. The acquisition of Coit Staffing, Inc. contributed 181 percentage points and 97 percentage points, respectively, to the adjusted net revenue growth.

    For the three months ended September 30, 2021, total adjusted net revenue as a percentage of revenue was 95%, compared to 87% in 2020. The increase in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of RPO recruitment to contracting revenue.

    For the nine months ended September 30, 2021, total adjusted net revenue as a percentage of revenue was 94%, compared to 88% for the same period in 2020. The increase in total adjusted net revenue as a percentage of revenue was due to the same factors noted above.

Index
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in amount	Change in %	2021	2020	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
SG&A and Non-Op	$6.4	$2.6	$3.9	151%	$16.1	$8.3	$7.8	94%
SG&A and Non-Op as a percentage of revenue	87%	133%	N/A	N/A	93%	113%	N/A	N/A

    For the three months ended September 30, 2021, SG&A and Non-Op increased $3.9 million, or 151%, compared to 2020. The increase was due to the acquisition of Coit Staffing, Inc. and higher consultant staff costs.
For the nine months ended September 30, 2021, SG&A and Non-Op increased $7.8 million, or 94%, compared to the same period in 2020, primarily due to the acquisition of Coit Staffing, Inc. and higher consultant staff costs.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in amount	Change in %	2021	2020	Change in amount	Change in %
$ in millions	As reported	As reported			As reported	As reported
Americas
Operating income (loss)	$0.6	$(0.8)	$1.4	177%	$0.1	$(1.6)	$1.7	108%
EBITDA (loss)	$0.6	$(0.8)	$1.4	177%	$0.2	$(1.8)	$1.9	109%
EBITDA (loss) as a percentage of revenue	8%	(41)%	N/A	N/A	1%	(24)%	N/A	N/A

For the three months ended September 30, 2021, operating income was $0.6 million, compared to operating loss of $0.8 million in 2020. The operating income growth was primarily due to the stronger adjusted net revenue results and lower SG&A and Non-Op as a percentage of revenue, partially offset by compensation expense of $0.6 million and amortization expense of $0.1 million associated with the acquisition of Coit Staffing, Inc.
For the three months ended September 30, 2021, EBITDA was $0.6 million, or 8% of revenue, compared to EBITDA loss of $0.8 million in 2020. The increase in EBITDA was due to the same factors noted above.
For the nine months ended September 30, 2021 operating income was $0.1 million, compared to operating loss of $1.6 million in 2020. The operating income growth was primarily due to the stronger adjusted net revenue results and lower SG&A and Non-Op as a percentage of revenue, partially offset by compensation expense of $1.5 million and amortization expense of $0.2 million associated with the acquisition of Coit Staffing, Inc.
For the nine months ended September 30, 2021, EBITDA was $0.2 million, or 1% of revenue, compared to EBITDA loss of $1.8 million in 2020. The increase in EBITDA was due to the same factors noted above.

Index
Asia Pacific (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in amount	Change in %	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Revenue	$32.3	$20.4	$11.8	58%	$86.4	$62.0	$24.4	39%

    For the three months ended September 30, 2021, contracting revenue increased $9.3 million, or 60%, and RPO recruitment revenue increased by $2.6 million, or 52%, compared to 2020.

    In Australia, revenue increased $11.4 million, or 61%, for the three months ended September 30, 2021, compared to 2020. The increase was primarily in contracting revenue of $9.2 million, which increased 62%, while RPO recruitment revenue increased by $2.2 million, or 59%. The increase in contracting revenue was primarily due to the implementation of a new contract win, while the increase in RPO recruitment revenue was due to higher volume from existing clients.

    In Asia, revenue increased $0.4 million, or 23%, for the three months ended September 30, 2021 compared to 2020. The increase for the three months ended September 30, 2021 was due to higher demand from existing clients.

For the nine months ended September 30, 2021, contracting revenue increased by $20.4 million, or 44%, while RPO recruitment revenue increased by $4.0 million, or 26%.

    In Australia, revenue increased $23.8 million, or 42%, for the nine months ended September 30, 2021, compared to the same period in 2020. The increase was primarily in contracting revenue, which increased by $20.0 million, or 45%, while RPO recruitment revenue increased by $3.7 million, or 33%. The increase in contracting revenue primarily reflected the implementation of a new contract win, while the increase in RPO recruitment revenue was due to higher demand from existing clients.

    In Asia, revenue increased $0.5 million, or 8%, for the nine months ended September 30, 2021 compared to in 2020, reflecting higher demand from existing clients.

Adjusted net revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in amount	Change in %	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Adjusted net revenue	$7.9	$5.1	$2.8	54%	$20.6	$15.8	$4.8	30%
Adjusted net revenue as a percentage of revenue	25%	25%	N/A	N/A	24%	25%	N/A	N/A

    For the three months ended September 30, 2021, RPO recruitment adjusted net revenue increased $2.5 million, or 54%, while contracting adjusted net revenue increased $0.3 million, or 54%, compared to 2020.

    In Australia, adjusted net revenue increased by $2.3 million, or 57%, for the three months ended September 30, 2021, compared to 2020. The increase was primarily reflected in RPO recruitment adjusted net revenue, which grew $2.0 million, or 58%, while contracting adjusted net revenue increased by $0.3 million, or 54%.

    In Asia, adjusted net revenue increased by $0.4 million, or 40%, for the three months ended September 30, 2021, compared to 2020.

Total adjusted net revenue as a percentage of revenue was 25% for each of the three months ended September 30, 2021, and 2020, respectively.

Index
For the nine months ended September 30, 2021, RPO recruitment adjusted net revenue increased by $4.0 million, or 28%, while contracting adjusted net revenue increased by $0.8 million, or 51%, compared to the same period in 2020.

    In Australia, adjusted net revenue increased by $4.3 million, or 35%, for the nine months ended September 30, 2021, compared to the same period in 2020. The increase was primarily reflected in RPO recruitment adjusted net revenue, which grew $3.5 million, or 33%, while contracting adjusted net revenue increased by $0.8 million, or 54%.

    In Asia, adjusted net revenue increased $0.4 million, or 12%, for the nine months ended September 30, 2021, compared to 2020.

Total adjusted net revenue as a percentage of revenue was 24% for the nine months ended September 30, 2021, compared to 25% for the same period in 2020. The decrease in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of lower margin contracting revenue to RPO recruitment revenue.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in amount	Change in %	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$6.1	$4.6	$1.5	33%	$17.0	$13.6	$3.4	25%
SG&A and Non-Op as a percentage of revenue	19%	22%	N/A	N/A	20%	22%	N/A	N/A

    For the three months ended September 30, 2021, SG&A and Non-Op increased $1.5 million, or 33%. The increase was primarily due to higher consultant staff costs.

For the nine months ended September 30, 2021, SG&A and Non-Op increased $3.4 million, or 25%, compared to the same period in 2020. The increase was principally due to the factor noted above.

    For the three months ended September 30, 2021 and 2020 SG&A and Non-Op as a percentage of revenue was 19%, as compared to 22% for the same period in 2020. The decrease was principally due to the higher mix of contracting revenue, where the majority of costs are reflected in adjusted net revenue.

    For the nine months ended September 30, 2021, SG&A and Non-Op as a percentage of revenue was 20%, compared to 22% for the same period in 2020. The decrease was principally due to the factor noted above.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in amount	Change in %	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Asia Pacific
Operating income	$2.1	$0.9	$1.2	123%	$4.5	$2.6	$1.9	73%
EBITDA	$1.8	$0.5	$1.3	234%	$3.6	$2.1	$1.5	70%
EBITDA as a percentage of revenue	6%	3%	N/A	N/A	4%	3%	N/A	N/A

    For the three months ended September 30, 2021, operating income was $2.1 million, compared to operating income of $0.9 million in 2020. The increase in operating income was principally due to the change in adjusted net revenue, as well as lower SG&A and Non-op, as described above.

Index
For the three months ended September 30, 2021, EBITDA was $1.8 million, or 6% of revenue, compared to EBITDA of $0.5 million, or 3% of revenue, in 2020.
For the nine months ended September 30, 2021, operating income was $4.5 million, compared to operating income of $2.6 million for the same period in 2020. The increase was due to the same factors described above.
For the nine months ended September 30, 2021, EBITDA was $3.6 million, or 4% of revenue, compared to EBITDA of $2.1 million, or 3% of revenue. The increase in EBITDA was principally due to the change in adjusted net revenue, as well as lower SG&A and Non-op, as described above.
Europe (constant currency)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in amount	Change in %	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Revenue	$5.3	$3.8	$1.5	39%	$15.4	$12.1	$3.3	27%

    For the three months ended September 30, 2021, contracting revenue increased $0.9 million, or 69%, and RPO recruitment revenue increased $0.6 million, or 25%, compared to 2020.

    In the U.K., for the three months ended September 30, 2021, revenue increased by $1.6 million, or 48%. The change was driven by increases in contracting and RPO recruitment revenue of $0.9 million and $0.7 million, respectively. The increases were due to higher demand from existing clients and the implementation of new client contracts.

    In Continental Europe, total revenue of $0.3 million for the three months ended September 30, 2021 decreased 23%, compared to $0.5 million in 2020, to due to lower demand at existing recruitment clients.

For the nine months ended September 30, 2021, contracting revenue increased by $1.9 million, or 48%, while RPO recruitment revenue increased by $1.4 million, or 17%, compared to the same period in 2020.

    In the U.K., for the nine months ended September 30, 2021, revenue increased by $3.4 million, or 32%. The increase was driven by higher contracting revenue of $1.9 million and higher RPO recruitment revenue of $1.4 million.

    In Continental Europe, revenue of $1.5 million for the nine months ended September 30, 2021 decreased from $1.6 million for the same period in 2020, due to the same factor noted above.
Adjusted net revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in amount	Change in %	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Adjusted net revenue	$3.1	$2.5	$0.6	22%	$9.0	$7.6	$1.4	19%
Adjusted net revenue as a percentage of revenue	58%	66%	N/A	N/A	59%	63%	N/A	N/A

    For the three months ended September 30, 2021, adjusted net revenue increased by $0.6 million, or 22%, driven by an increase in RPO recruitment of $0.5 million.

    In the U.K., total adjusted net revenue for the three months ended September 30, 2021 increased by $0.7 million, or 33%, compared to 2020. The increase was driven by RPO recruitment adjusted net revenue, which also increased by $0.7 million, or 33%.

Index
    In Continental Europe, total adjusted net revenue of $0.3 million for the three months ended September 30, 2021 decreased 30% compared to $0.4 million in 2020, due to lower demand at existing clients.

For the nine months ended September 30, 2021, adjusted net revenue increased by $1.4 million, or 19%, driven by an increase in RPO recruitment revenue, which also grew $1.4 million or 19%, compared to the same period in 2020.

    In the U.K., total adjusted net revenue for the nine months ended September 30, 2021 increased $1.6 million, or 27%, compared to the same period in 2020. The change in the U.K. was driven by an increase in RPO recruitment of $1.6 million.

    In Continental Europe, for the nine months ended September 30, 2021, total adjusted net revenue decreased by $0.2 million, or 11%, compared to the same period in 2020.
SG&A and Non-Op

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in amount	Change in %	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
SG&A and Non-Op	$3.0	$2.5	$0.5	21%	$8.4	$7.1	$1.3	18%
SG&A and Non-Op as a percentage of revenue	56%	64%	N/A	N/A	55%	59%	N/A	N/A

    For the three months ended September 30, 2021, SG&A and Non-Op increased $0.5 million, or 21%, compared to 2020. The increase in SG&A and Non-Op was primarily due to higher consultant staff costs in the current year, as well as credits of $0.1 million recognized in the prior year due to COVID-19 foreign government assistance programs.

For the three months ended September 30, 2021, SG&A and Non-Op as a percentage of revenue was 56%, compared to 64% in 2020. The decrease in SG&A and Non-Op as a percentage of revenue was primarily due to the increase in revenue noted above.

For the nine months ended September 30, 2021, SG&A and Non-Op increased $1.3 million, or 18%, compared to the same period in 2020. The increase in SG&A and Non-Op was primarily due to higher consultant staff costs in the current year, as well as credits of $0.3 million recognized in the prior year due to COVID-19 foreign government assistance programs.

    For the nine months ended September 30, 2021, SG&A and Non-Op as a percentage of revenue was 55%, compared to 59% for the same period in 2020. The decrease in SG&A and Non-Op was primarily due to the same factors noted above.

Operating Income and EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in amount	Change in %	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency			As reported	Constant currency
Europe
Operating income	$0.1	$—	$0.1	193%	$0.9	$0.2	$0.7	317%
EBITDA	$0.1	$—	$0.1	423%	$0.7	$0.4	$0.3	73%
EBITDA as a percentage of revenue	2%	(1)%	N/A	N/A	4%	3%	N/A	N/A

    For the three months ended September 30, 2021, operating income was $0.1 million, compared to operating income of $0.0 million in 2020. The increase was principally due to the gains in RPO recruitment revenue noted above.
For the three months ended September 30, 2021, EBITDA was $0.1 million, or 2% of revenue, compared to EBITDA of $0.0 million in 2020.

Index
For the nine months ended September 30, 2021, operating income was $0.9 million compared to operating income of $0.2 million for the same period in 2020. The increase in operating income was due to the same factors noted above.
For the nine months ended September 30, 2021, EBITDA was $0.7 million, or 4% of revenue, compared to EBITDA of $0.4 million, or 3% of revenue, for the same period in 2020.

The following are discussed in reported currency

Corporate Expenses, Net of Corporate Management Expenses Allocations

    Corporate expenses were $1.0 million for the three months ended September 30, 2021 compared to $0.7 million for the three months ended September 30, 2020. The increase was primarily due to lower corporate allocations and higher professional fees.

    For the nine months ended September 30, 2021, corporate expenses were $2.4 million compared to $2.4 million for the same period in 2020, for a decrease of $0.0 million. The decrease was primarily due to lower staff costs, which in 2020 reflected severance expense of $0.1 million.

Depreciation and Amortization Expense

    Depreciation and amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, compared to $0.0 million and $0.1 million for the same periods in 2020, respectively. The increases were driven by amortization expense associated with the acquisition of Coit Staffing, Inc. (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.

Other income (expense), Net

Other income was $0.0 million for the three months ended September 30, 2021 compared to other income of $0.1 million for the same period in 2020. For the nine months ended September 30, 2021, other expenses of $0.1 million compared to other income of $0.5 million in 2020. The decreases were driven by government assistance received in 2020 in exchange for maintaining certain levels of compensation and other costs in response to the COVID-19 pandemic, mainly in the U.K., Hong Kong, and in Singapore. See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Provision for Income Taxes

    The provision for income taxes for the nine months ended September 30, 2021 was $0.5 million on $1.6 million of pre-tax income, compared to a provision for income tax of $0.5 million on $1.9 million of pre-tax loss for the same period in 2020. The effective tax rates for the nine months ended September 30, 2021 and 2020 were positive 29% and negative 28%, respectively. For the nine months ended September 30, 2021, the effective tax rate differed from the U.S. Federal statutory rate of 21% primarily due to a discrete tax benefit recognized following the settlement of Canadian withholding taxes, state income taxes, changes in valuation allowances in the U.S. and certain foreign jurisdictions which reduces or eliminates the effective tax rate on current year profits or losses, variations from the U.S. Federal statutory rate in foreign jurisdictions, taxes on repatriations or deemed repatriation of foreign profits, and non-deductible expenses.

Net Income (Loss)

    Net income was $1.5 million for the three months ended September 30, 2021, compared to net loss of $1.2 million for the three months ended September 30, 2020. Basic and diluted earnings per share were $0.51 and $0.49 for the three months ended September 30, 2021, respectively, compared to basic and diluted loss per share of $0.41 for the same period in 2020.

Net income was $1.2 million for the nine months ended September 30, 2021, compared to net loss of $2.4 million for the same period in 2020, a increase in net income of $3.6 million. Basic and diluted earnings per share were $0.40 and $0.39 for the nine months ended September 30, 2021, respectively, compared to basic and diluted loss per share of $0.84 for the same period in 2020.

Index
Liquidity and Capital Resources

    As of September 30, 2021, cash and cash equivalents and restricted cash totaled $26.5 million, compared to $26.2 million as of December 31, 2020. The following table summarizes the Company's cash flow activities for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
$ in millions	2021	2020
Net cash provided by (used in) operating activities	$0.8	$(1.4)
Net cash used in by investing activities	(0.1)	—
Net cash used in financing activities	—	(0.9)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.4)	0.3
Net decrease in cash, cash equivalents, and restricted cash	$0.3	$(2.0)

Cash Flows from Operating Activities

    For the nine months ended September 30, 2021, net cash provided by operating activities was $0.8 million, compared to $1.4 million of net cash used in operating activities in 2020, resulting in an increase in net cash provided by of $2.2 million. The increase in net cash provided resulted principally from higher net income, partly offset by less favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

    For the nine months ended September 30, 2021, net cash used in investing activities was $0.1 million, compared to $0.0 million of net cash used in investing activities for the same period in 2020.

Cash Flows from Financing Activities

    For the nine months ended September 30, 2021, net cash used in financing activities was $0.0 million, compared to net cash used in financing activities of $0.9 million in 2020. Net cash used in financing activities in 2020 was attributable to shares repurchased of $2.3 million, partially offset by proceeds received in 2020 from the PPP loan of $1.3 million.

Invoice Finance Credit Facility

    On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of $4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of September 30, 2021, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $5 and $15 for the three and nine months ended September 30, 2021, respectively, and $4 and $14 for the three and nine months ended September 30, 2020, respectively. The Australian Borrower was in compliance with all financial covenants under the NAB Facility Agreement as of September 30, 2021.

Index
Liquidity Outlook

    As of September 30, 2021, the Company had cash and cash equivalents on hand of $26.2 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company's financial position as of September 30, 2021. The Company's near-term cash requirements during 2021 are primarily related to funding operations. For the full year 2021, the Company expects to make capital expenditures of less than $0.5 million.
    As of September 30, 2021, $15.1 million of the Company's cash and cash equivalents noted above were held in the U.S. and the remainder were held outside the U.S., primarily in Australia ($4.7 million), Switzerland ($1.6 million), Hong Kong ($1.2 million), China ($1.1 million), the U.K. ($0.9 million), Belgium ($0.4 million), and Singapore ($0.4 million). The majority of the Company's offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

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
    For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company’s reserves were $0.0 million as of September 30, 2021 and December 31, 2020, respectively. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
    See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a full description of relevant recent accounting pronouncements, including the respective expected dates of adoption.
Critical Accounting Policies
    See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 11, 2021 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the three months ended September 30, 2021.

FORWARD-LOOKING STATEMENTS

Index
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

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the nine months ended September 30, 2021, the Company earned approximately 86% of its revenue outside the U.S., and it collected payments in local currency, and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations.

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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
    There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
    The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.    RISK FACTORS

    As of September 30, 2021, there have not been any material changes to the information set forth in Item 1A. “Risk Factors” disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following table summarizes purchases of common stock by the Company during the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2021 - July 30, 2021	—	$—	—	$1,703,000
August 1, 2021 - August 31, 2021	—	$—	—	$1,703,000
September 1, 2021 - September 30, 2021	—	$—	—	$1,703,000
Total	—	$—	—	$1,703,000

(a)On July 30, 2015, the Company announced that its Board authorized the repurchase of up to $10.0 million of the Company's common stock. The authorization does not expire. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 included in Part I of this Form 10-Q for further details. As of September 30, 2021, the Company had repurchased 432,563 shares for a total cost of approximately $8.3 million under this authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

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
10.1
First Amendment to Rights Agreement, dated as of September 28, 2021, by and between Hudson Global, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on September 29, 2021).

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	The following materials from Hudson Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL and contained in Exhibit 101.

*Filed herewith.

** Furnished, not filed.

Index
SIGNATURES
    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

Dated:	November 5, 2021	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2021	By:	/s/ MATTHEW K. DIAMOND
Matthew K. Diamond
Chief Financial Officer
(Principal Financial Officer)