Form 10-K
period 2021-12-31
Hudson Global, Inc.
filed 2022-03-11
CIK 1210708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $44,813,000 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2021.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on 03/01/2022
Common Stock - $0.001 par value	2,718,814
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1.    BUSINESS
General
Hudson Global, Inc. (the “Company” or “Hudson”, “we”, “us”, and “our”) is a leading total talent solutions provider operating under the brand name Hudson RPO. We deliver innovative, customized recruitment outsourcing and total talent solutions to organizations worldwide. Through our consultative approach, we develop tailored talent solutions designed to meet our clients’ strategic growth initiatives. We are a Delaware corporation, and have operated as an independent publicly held company since April 1, 2003, when Monster Worldwide, Inc., formerly TMP Worldwide, Inc., spun off its eResourcing division.
The Company delivers Recruitment Process Outsourcing (“RPO”) recruitment and contracting solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company’s RPO delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting.
On October 29, 2021, Hudson completed its acquisition of Karani, LLC, a Chicago-headquartered recruiting services provider that primarily serves U.S.-based customers from its operations in India and the Philippines. Karani, LLC partners with recruitment and staffing firms to assist with recruiting, sourcing, screening, onboarding, and other talent-related services across a variety of industries. This acquisition has enhanced Hudson RPO’s global delivery capability by adding a substantial presence in India and the Philippines, fostering business in new markets, and further developing Hudson RPO’s technology recruitment capabilities.

On October 1, 2020, Hudson completed its acquisition of Coit Staffing, Inc., which expanded its presence in the technology sector and established a Technology Group located in San Francisco. The Technology Group leverages its network and partnerships within the technology sector to seek out new customers and opportunities in other markets around the world. In addition, the Technology Group operates jointly with Hudson RPO’s existing teams in the Americas, Asia Pacific, and Europe, to provide continuous access to knowledge regarding new and emerging technologies in the RPO, Managed Solutions Provider (“MSP”), and Total Talent Solutions space, enabling the Company to better serve its clients around the world.

Business Segments
The Company operates directly in fourteen countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe. For the year ended December 31, 2021, the amounts and percentages of the Company’s total revenue from the three reportable segments were as follows:

	Revenue
$ in thousands	Amount	Percentage
Americas	$28,797	17.0%
Asia Pacific	118,597	70.1%
Europe	21,813	12.9%
Total	$169,207	100.0%
Service Offerings
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

For the year ended December 31, 2021, the amounts and percentages of the Company’s total revenue from the core service offerings were as follows:

	Revenue
$ in thousands	Amount	Percentage
RPO Recruitment	$66,469	39.3%
Contracting	102,738	60.7%
Total	$169,207	100.0%

Clients

The Company’s clientele includes mid-to-large-cap multinational companies and government agencies. For the years ended December 31, 2021 and 2020, the Company’s top 25 clients generated over 85% of the Company’s revenue. Three clients accounted for an aggregate of 65% of revenue in 2021, and two clients accounted for an aggregate of 66% of revenue in 2020. As of December 31, 2021, two clients accounted for 10% or greater of accounts receivable. As of December 31, 2020, three clients accounted for 10% or greater of accounts receivable. Our business is dependent upon the continuation of these business relationships as well as new client development.

Market Competition

The markets for the Company’s services and products are highly competitive. There are few barriers to entry, so new entrants occur frequently, resulting in considerable market fragmentation. Companies in this industry compete on a number of parameters including degree and quality of candidate and position knowledge, industry expertise, global presence, scalability, service quality, and efficiency in completing assignments. Typically, companies with greater strength or scale in these parameters generate higher margins.

Growth Strategy

We focus on organically growing our RPO business, reducing overhead expenses as a percentage of revenue, and pursuing acquisition opportunities. We target driving organic growth in RPO by investing in people and technology, as well as sales and marketing, to leverage our existing strong reputation in the market. We are investigating acquisition opportunities to expand capabilities and capacity and utilize our net operating losses. We continue to explore all strategic alternatives to maximize value for shareholders, including without limitation, improving the market position and profitability of our services in the marketplace, and enhancing our valuation. We may pursue our goals through organic growth, strategic initiatives, or other alternatives. We will also continue to monitor capital markets for opportunities to repurchase shares, and consider other actions designed to enhance shareholder value, as well as review information regarding potential acquisitions and provide information to third parties, from time to time.

Human Capital Resources

The Company’s success significantly depends upon its workforce. The Company employs approximately 1,300 people worldwide, including approximately 150 employees in the United States (“U.S.”) and 1,150 employees internationally. Hudson cares about acquiring, investing in, and retaining top talent as much as our clients do. Hudson RPO’s global and regional employees have vast training and expertise across human capital solutions. Specifically, of the Company’s employees, approximately 1,200 are client-facing consultants who sell and deliver its RPO services to its existing client base. The Company’s consultant population has deep expertise in specific functional areas and industry sectors, and provides broad-based recruitment and solution services based on the needs of each client on a regional and global basis.

Amid the COVID-19 pandemic, our employees’ health and safety were one of our top priorities. In addition to providing employees with remote working opportunities, we took a range of precautions for those employees who were working in our offices. These included prioritizing personal space; modifying shared spaces with staggered seating to ensure a physical distance from colleagues is maintained; implementing heightened cleaning measures; providing complimentary sanitization products; instituting cleaning standards; and reinforcing capacity protocols with strategically-placed signage.

Our well-being program, Thrive, provided the framework to support our employees' physical, mental and financial health and well-being in addition to providing our line managers with the guidance needed to support their teams. Our regional well-being champions rolled out a variety of initiatives aimed at raising awareness and encouraging employees to look after their health and well-being. Our employee assistance programs offered additional support and information to our staff and a range of additional training modules were rolled out focusing on topics such as mental health awareness, health and wellness in the workplace, and keeping remote teams connected.

In addition, the Company values a diverse workplace that honors inclusion and equity. We see differences as a benefit; a diverse mix of minds enables us to create a workplace that fosters creativity, encourages adaptability, and drives innovation. All our employees play an important part in contributing to and shaping our culture.

We actively look for ways to connect our employees and encourage them to share their perspectives and experiences with one another. We have formed a Global Diversity, Equity, and Inclusion (“DEI”) Program, with employee-led committees set up in each region to promote DEI initiatives within the Company, including a web series featuring members of our Americas leadership team discussing our DEI journey, experiences with race, gender, and cultural differences, and DEI best practices.

Employees have access to a range of training courses including anti-harassment, discrimination and unconscious bias. eLearning is an integral part of the continuous development journey that we offer to all our employees. Through our long-term partnership with one of the leading eLearning providers, our employees have access to an extensive range of hiring and talent management content delivered by industry experts and renowned thought leaders. Our eLearning courses include over 20 modules specifically on diversity. Tailored learning programs, in which diversity forms a cornerstone, have been created for all client-facing roles.

Segment and Geographic Data

Financial information concerning the Company’s reportable segments and geographic areas of operation is included in Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K (this “Form 10-K”).

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

Clients’ demand for our services may fluctuate widely with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment, which directly impact our service offerings. In addition, certain geopolitical events such as the U.S./China trade tensions, and the ongoing COVID-19 pandemic, have caused significant economic, market, political, and regulatory uncertainty in some of the Company’s markets. We have limited flexibility to reduce expenses during economic downturns due to some overhead costs that are fixed in the short-term. Furthermore, we may face increased pricing pressures during these periods.

Our business may be adversely affected by the ongoing COVID-19 pandemic.

The continual spread of COVID-19 and the emergence of new variants has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, adversely affecting the economies and financial markets of many countries, and resulting in an economic downturn. The economic downturn, as well as the uncertainty regarding the duration, spread and intensity of the pandemic, has led to labor shortages, supply restrictions, and inflationary pressures. Considering the rapidly evolving landscape, it is difficult to predict the demand for our services in the near future. The pandemic has had and continues to have a material adverse effect on our business.

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

As part of our growth strategy, we may pursue acquisition opportunities that we believe can complement or expand our current business activities or sell other businesses. Acquisition and disposition activity exposes us to a number of risks. There could be unforeseen liabilities or asset impairments that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future. With respect to businesses that we may sell, we would also no longer be able to rely on any cash flow they generated, and there is no assurance that when or if we reinvested any proceeds from a sale it would be in an acquisition that generates the anticipated benefits. We also may not realize all of the anticipated benefits of the recent acquisition of Karani, LLC, or potential future strategic transactions, which could adversely affect our business, financial condition and results of operations. Our ability to achieve certain benefits we anticipate from the recent acquisition of Karani, LLC, or any potential acquisitions of businesses will depend in large part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate Karani, LLC, or any such businesses smoothly or successfully, and the process may take longer than expected. We can provide no assurances that we will enter into any agreements in connection with potential acquisitions or dispositions or as to the timing of any potential strategic transactions. The strategic transaction process may disrupt our business including diverting management’s attention from ongoing business concerns.

Our profitability and growth depend on the success of our global RPO business, which is subject to a variety of business risks and uncertainties.

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

For the years ended December 31, 2021 and 2020, our top 25 customers accounted for over 85% of our revenue. Three clients accounted for an aggregate 65% of revenue in 2021, and two clients accounted for an aggregate 66% of revenue in 2020. As of December 31, 2021, two clients accounted for 10% or greater of accounts receivable. As of December 31, 2020, three clients accounted for 10% or greater of accounts receivable. The loss of these customers or any material reduction in the amount of business we conduct with these customers, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, it could have a material adverse effect on our business, financial condition, and results of operations, and the market price of our common stock could decline significantly.

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

We have experienced negative cash flows and reported operating and net losses in previous years. We cannot provide any assurance that we will have positive cash flows or operating profitability in the future, particularly to the extent the global economy recovers slowly or slows down, or inflation increases. If our revenue declines or if operating expenses exceed our expectations, we may not be profitable and may not generate positive operating cash flows.

Our credit facilities may restrict our operating flexibility in the future.

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

We conduct direct operations in fourteen countries and face both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2021, approximately 84% of our revenue was earned outside of the U.S. Our financial results could be materially affected by a number of factors particular to international operations. These include, but are not limited to, difficulties in staffing and managing international operations, operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable, changes in tax laws or other regulatory requirements, issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property, and currency fluctuation. If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

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

Additionally, our international operations may also be adversely affected by political events, domestic or international terrorist events, hostilities or complications due to natural, nuclear, war or other disasters, including the ongoing crisis involving

Ukraine and Russia. For instance, the ongoing COVID-19 pandemic has resulted in increased travel restrictions and the extended shutdown of certain businesses in the countries in which we operate. These or any further political or governmental developments or health concerns in the U.S. and foreign countries in which we operate could result in social, economic, and labor instability, as well as affect demand for our services. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.

We depend on our key management personnel.

Our success depends to a significant extent on our senior management team. The loss of the services of one or more key senior management team member could have a material adverse effect on our business, financial condition, and results of operations. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could have a material adverse effect on our business, financial condition, and results of operations. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a COVID-19 pandemic in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

Failure to attract and retain qualified personnel, management and advisors could negatively impact our business, financial condition, and results of operations.

Our success also depends upon our ability to attract and retain highly skilled professionals, management and advisors who possess the skills and experience necessary to operate our business, as well as personnel who meet the staffing requirements of our clients. In addition, our ability to execute our strategy requires that we retain and recruit personnel, management and advisors with experience in our RPO business.

We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. Competition for qualified professionals with proven skills is intense amidst the widespread U.S. labor shortage, and the demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to us in sufficient numbers. As such, we may be required to adjust our budget to account for pressures to increase wages in order to compete for skilled personnel. If we are unable to attract the necessary qualified personnel for our clients and our business, it may have a negative impact on our business, financial condition, and results of operations.

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

Our ability to reduce costs in line with our revenues is important for the improvement of our profitability. Efforts to improve our efficiency could be affected by several factors including turnover, client demands, market conditions, increases in inflation, changes in laws, and availability of talent. If we fail to realize the expected benefits of these cost reduction initiatives, this could have an adverse effect on our financial condition and results of operations.

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

Because we operate in an international environment, we are subject to greater cyber-security risks and incidents. We also use mobile devices, social networking, and other online activities to connect with our candidates, clients, and business partners. While we have implemented measures to prevent security breaches and cyber incidents, our measures may not be effective, and any security breaches or cyber incidents could adversely affect our business, financial condition, and results of operations.

Our business depends on uninterrupted service to clients.

Our operations depend on our ability to protect our facilities, computer and telecommunication equipment, and software systems against damage or interruption from fire, power loss, cyber-attacks, sabotage, telecommunications interruption, weather conditions, natural disasters, and other similar events. Additionally, severe weather can cause our employees or contractors to miss work and interrupt delivery of our service, potentially resulting in a loss of revenue. While interruptions of these types that have occurred in the past have not caused material disruption, it is not possible to predict the type, severity, or frequency of interruptions in the future or their impact on our business.

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

Our ability to utilize net operating loss carryforwards may be limited.

The Company has U.S. net operating loss carryforwards (“NOLs”). The losses generated prior to 2018 expire through 2037 and the losses generated in 2018 and later years do not expire. Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by greater than 50% over a three-year period. The Company has experienced ownership changes in the past. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect, and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

There may be volatility in our stock price.

The market price for our common stock has fluctuated in the past and could fluctuate substantially in the future. For example, during 2021, the market price of our common stock reported on the NASDAQ Global Select Market ranged from a high of $30.99 to a low of $10.36. Factors such as general macroeconomic conditions adverse to workforce expansion, the announcement of variations in our quarterly financial results or changes in our expected financial results could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market, our relatively low daily trading volume or actions by significant stockholders, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

Our future earnings could be reduced as a result of the imposition of licensing or tax requirements or new regulations that prohibit, or restrict certain types of employment services we offer in the U.S. and foreign countries.

Our future earnings could be reduced if additional regulatory requirements are imposed in the countries in which we operate. The countries in which we operate may:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.    PROPERTIES

All of the Company’s operating offices are located in leased premises. Our principal executive office and headquarters are located at 53 Forest Avenue, Suite 102, Old Greenwich, CT 06870, where we occupy space with approximately 1,300 aggregate square feet.

The Company maintains offices in the Americas, Asia Pacific and Europe. In the Americas, the Company maintains 2 leased locations with approximately 5,900 aggregate square feet; in Asia Pacific, the Company maintains 5 leased locations with approximately 23,900 aggregate square feet; and in Europe, the Company maintains 1 leased location with approximately 1,200 aggregate square feet. All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock was listed for trading on the NASDAQ Global Select Market during 2021 under the symbol “HSON.” As of January 31, 2022, there were approximately 205 holders of record of the Company’s common stock.

The following is a list by fiscal quarter of the market prices of the Company’s common stock.

	Market Price
	High	Low
2021
Fourth quarter	$30.99	$15.55
Third quarter	$19.90	$15.46
Second quarter	$19.90	$16.55
First quarter	$18.27	$10.36
2020
Fourth quarter	$11.96	$9.37
Third quarter	$10.18	$8.63
Second quarter	$9.50	$8.38
First quarter	$13.10	$6.06

DIVIDENDS

In the last few years, the Company has not paid dividends, and there are no current plans to declare common stock dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s purchases of its common stock during the fourth quarter of fiscal 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2021 - October 31, 2021	—	$—	—	$1,703,000
November 1, 2021 - November 30, 2021	—	$—	—	$1,703,000
December 1, 2021 - December 31, 2021	—	$—	—	$1,703,000
Total	—	$—	—	$1,703,000

(a)     On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock. The authorization does not expire. As of December 31, 2021, the Company had repurchased 432,563 shares for a total cost of approximately $8.3 million under this authorization. There were no share repurchases by the Company in 2021. From time to time, the Company may enter into a Rule 10b5-1 trading plan for purposes of repurchasing common stock under this authorization.

In addition to the shares repurchased above under the $10 million authorization plan, on March 27, 2020, the Company completed the purchase of 259,331 shares in connection with transactions with certain stockholders for a total cost of $2.2 million, including fees (see Note 11 to the Consolidated Financial Statements in Item 8 for further information).

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in Item 8 of this Form 10-K. This MD&A contains forward-looking statements. Please see “FORWARD-LOOKING STATEMENTS” for a discussion of the uncertainties, risks, and assumptions associated with these statements. This MD&A also uses the non-generally accepted accounting principle measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”). See Note 14 to the Consolidated Financial Statements in Item 8 for EBITDA segment reconciliation information. Note that amounts within this Item shown in millions may not recalculate due to rounding.
This MD&A includes the following sections:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Contingencies
•Critical Accounting Policies
•Recent Accounting Pronouncements
•Forward-Looking Statements

Executive Overview

The Company’s strategy is to provide global RPO solutions to customers. With direct operations in fourteen countries and relationships with specialized professionals and organizations around the globe, the Company brings a strong ability to match talent with opportunities by assessing, recruiting, developing, and engaging highly successful people for the Company’s clients. The Company combines broad geographic presence, world-class talent solutions and a tailored, consultative approach to help businesses and professionals achieve maximum performance. The Company’s focus is to continually upgrade its service offerings and delivery capability tools to make candidates more successful in achieving its clients’ business requirements.

The Company’s proprietary frameworks, assessment tools, and leadership development programs, coupled with its broad geographic footprint, allow the Company to design and implement regional and global outsourced recruitment solutions that the Company believes greatly enhance the quality and efficiency of its clients’ hiring.

To accelerate the implementation of the Company’s strategy, the Company engages in the following initiatives:
•Facilitating growth and development of the global RPO business through strategic investments in people, innovation, and technology;
•Building and differentiating the Company’s brand through its unique outsourcing solutions offerings; and
•Improving the Company’s cost structure and efficiency of its support functions and infrastructure.

We continue to explore all strategic alternatives to maximize value for shareholders, including without limitation, improving the market position and profitability of our services in the marketplace, and enhancing our valuation. We may pursue our goals through organic growth, strategic initiatives, or other alternatives. Additionally, we will continue to monitor capital markets for opportunities to repurchase shares, and consider other actions designed to enhance shareholder value, as well as review information regarding potential acquisitions and provide information to third parties, from time to time.

This MD&A discusses the results of the Company’s RPO business for the years ended December 31, 2021 and 2020.

Current Market Conditions

After another challenging year in 2021, economic conditions in most of the world’s major markets are expected to rebound in 2022, although activity is expected to remain below pre-COVID levels. Some markets are beginning to see a potential path forward for improved economic conditions, however expectations for recovery may be hampered by new variants of the virus. Policy measures enacted by U.S. and foreign governments to combat the economic impact of the virus provided support to local economies, but many of these measures have since been discontinued. In addition, the continued uncertainty has resulted in increased inflation and volatility in global currencies. Stronger foreign currencies in other markets compared to the U.S. dollar during a reporting period cause local currency results of the Company’s foreign operations to be translated into more U.S. dollars. The Company closely monitors the economic environment and business climate in its markets and responds accordingly.

COVID-19 Pandemic

The continuing impact of COVID-19 and its variants around the world presents significant risks to the Company, which the Company is unable to fully evaluate or even to foresee at the current time. In 2021, some of our customers instituted hiring freezes, while other customers operating in the banking, pharmaceutical and technology industries, which may be considered as essential businesses in different jurisdictions, or customers that were more capable of working remotely than other industries, have been allowed to operate as usual. The inability to conduct in-person interviews also impacted our business. In addition, the COVID-19 pandemic negatively impacted certain currencies compared to the U.S. dollar in several countries where we operate, including Australia.

The COVID-19 pandemic affected the Company’s operations in 2021 and may continue to do so in the future. The COVID-19 pandemic may impact the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, marketing and sales operations, customer and consumer behaviors, as well as the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-K, the Company’s results of operations for the years ended December 31, 2021 and 2020 are not necessarily indicative of the results to be expected in future years. Management cannot predict the continued impact the COVID-19 pandemic may continue to have on the Company’s sales or on economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Financial Performance

Constant Currency (Non-GAAP measure)
The Company operates on a global basis, with the majority of its revenue generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. For the discussion of reportable segment results of operations, the Company uses constant currency information. Constant currency compares financial results between periods as if exchange rates had remained constant period-over-period. The Company defines the term “constant currency” to mean that financial data for previously reported periods are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the current period. Constant currency metrics should not be considered in isolation or as a substitute for reported results prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The Company’s management reviews and analyzes business results in constant currency because it believes these results better represent the Company’s underlying business trends.

The following is a summary of the highlights for the years ended December 31, 2021 and 2020. These should be considered in the context of the additional disclosures in this MD&A.
•Revenue was $169.2 million for the year ended December 31, 2021, compared to $101.4 million for 2020, an increase of $67.8 million, or 67%. The increase in revenue was driven by growth in Australia, Americas and the UK.
◦On a constant currency basis, revenue increased $60.4 million, or 55%. Contracting revenue increased $34.5 million (up 51% compared to 2020) and RPO recruitment revenue increased $25.9 million (up 64% compared to 2020). Revenue included an increase of $9.9 million from the acquisition of Coit Staffing, Inc.

(see Note 4 to the Consolidated Financial Statements in Item 8), which contributed 10 percentage points to the revenue growth.
•Selling, general and administrative expenses, and other non-operating income (expense) (“SG&A and Non-Op”) was $63.2 million for the year ended December 31, 2021, compared to $39.8 million for 2020, for an increase of $23.5 million, or 59%.
◦On a constant currency basis, SG&A and Non-Op increased $21.7 million or 52%. SG&A and Non-Op, as a percentage of revenue, was 37% for the year ended December 31, 2021, compared to 38% for 2020. The increase was principally due to higher staff costs of $17.4 million, prior year Paycheck Protection Program (“PPP”) debt extinguishment (see Note 2 to the Consolidated Financial Statements in Item 8 for further information) of $1.3 million, higher marketing and advertising expenses of $1.0 million, higher travel and entertainment costs of $0.4 million, and 2020 COVID-19 foreign government assistance credits of $0.5 million.
•EBITDA was $4.9 million for the year ended December 31, 2021, compared to EBITDA loss of $0.7 million for 2020. On a constant currency basis, EBITDA increased $5.3 million in 2021 compared to 2020. The acquisition of Coit Staffing, Inc. positively contributed EBITDA of $430.
•Net income was $3.2 million for the year ended December 31, 2021, compared to a net loss of $1.2 million for 2020. On a constant currency basis, net income increased $4.3 million in 2021.

Changes in revenue, adjusted net revenue, SG&A and Non-Op, operating income (loss), net income (loss) and EBITDA (loss) include the effect of changes in foreign currency exchange rates. The tables below include a reconciliation of constant currency results to the most directly comparable GAAP financial measures, and summarize the impact of foreign currency exchange rate adjustments on the Company’s operating results for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
	As	As	Currency	Constant
$ in thousands	reported	reported	translation	currency
Revenue:
Americas	$28,797	$10,866	$89	$10,955
Asia Pacific	118,597	75,633	6,314	81,947
Europe	21,813	14,949	996	15,945
Total	$169,207	$101,448	$7,399	$108,847
Adjusted net revenue (a):
Americas	$27,087	$9,598	$82	$9,680
Asia Pacific	28,561	19,814	1,442	21,256
Europe	12,509	9,669	603	10,272
Total	$68,157	$39,081	$2,127	$41,208
SG&A and Non-Op (b):
Americas	$25,294	$10,738	$96	$10,834
Asia Pacific	23,104	16,943	1,175	18,118
Europe	11,500	9,086	547	9,633
Corporate	3,351	2,992	—	2,992
Total	$63,249	$39,759	$1,818	$41,577
Operating income (loss):
Americas	$1,689	$(2,218)	$(14)	$(2,232)
Asia Pacific	6,785	3,827	235	4,062
Europe	1,309	383	27	410
Corporate	(5,389)	(4,638)	—	(4,638)
Total	$4,394	$(2,646)	$248	$(2,398)
Net income (loss), consolidated	$3,227	$(1,243)	$211	$(1,032)
EBITDA (loss)(c):
Americas	$1,801	$(1,044)	$(12)	$(1,056)
Asia Pacific	5,452	2,877	241	3,118
Europe	1,007	481	52	533
Corporate	(3,352)	(2,992)	—	(2,992)
Total	$4,908	$(678)	$281	$(397)

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

The reconciliation of EBITDA to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2021	2020
Net income (loss)	$3,227	$(1,243)
Adjustments to net income (loss)
Provision for income taxes	1,117	535
Interest income, net	(33)	(149)
Depreciation and amortization expense	597	179
Total adjustments from net income to EBITDA (loss)	1,681	565
EBITDA (loss)	$4,908	$(678)

Results of Operations:
Americas (reported currency)
Revenue

	Year Ended December 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Revenue	$28.8	$10.9	$17.9	165%

For the year ended December 31, 2021, RPO recruitment revenue increased by $17.5 million, or 185%, while contracting revenue increased by $0.5 million, or 33%. The acquisitions of Coit Staffing, Inc. and Karani, LLC (see Note 4 to the Consolidated Financial Statements in Item 8) contributed 91 percentage points and 15 percentage points, respectively, to the revenue growth.
Adjusted net revenue

	Year Ended December 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Adjusted net revenue	$27.1	$9.6	$17.5	182%
Adjusted net revenue as a percentage of revenue	94%	88%	N/A	N/A

For the year ended December 31, 2021, RPO recruitment adjusted net revenue increased $17.5 million, or 190%, while contracting adjusted net revenue decreased slightly by 3% compared to 2020. The acquisitions of Coit Staffing, Inc. and Karani, LLC (see Note 4 to the Consolidated Financial Statements in Item 8) contributed 104 percentage points and 17 percentage points, respectively, to the adjusted net revenue growth.

Total adjusted net revenue, as a percentage of revenue, increased to 94% for 2021, compared to 88% for 2020, primarily attributable to the higher mix of RPO recruitment to contracting revenue in 2021 compared to 2020.

SG&A and Non-Op

	Year Ended December 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
SG&A and Non-Op	$25.3	$10.7	$14.6	136%
SG&A and Non-Op as a percentage of revenue	88%	99%	N/A	N/A

For the year ended December 31, 2021, SG&A and Non-Op increased $14.6 million or 136% compared to 2020, primarily due to the acquisitions of Coit Staffing, Inc. and Karani, LLC, as well as higher staff consultant costs. The prior year PPP debt extinguishment of $1.3 million also contributed to the increase (see Note 10 to Consolidated Financial Statements in Item 8 for further details).

Operating Income and EBITDA

	Year Ended December 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	As reported
Americas
Operating income (loss)	$1.7	$(2.2)	$3.9	176%
EBITDA (loss)	$1.8	$(1.0)	$2.8	273%
EBITDA (loss) as a percentage of revenue	6%	(10)%	N/A	N/A
The operating income growth of $3.9 million was primarily due to the stronger adjusted net revenue results and lower SG&A and Non-Op as a percentage of revenue, partially offset by amortization expense of $0.4 million associated with the acquisitions of Coit Staffing, Inc. and Karani, LLC.
For the year ended December 31, 2021, EBITDA was $1.8 million, or 6% of revenue, compared to EBITDA loss of $1.0 million in 2020. The increase in EBITDA was due to the same factors noted above.
The difference between operating income (loss) and EBITDA (loss) for the year ended December 31, 2020 was primarily due to the PPP debt extinguishment of $1.3 million.
Asia Pacific (constant currency)
Revenue

	Year Ended December 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Revenue	$118.6	$81.9	$36.7	45%

For the year ended December 31, 2021, contracting revenue increased by $30.5 million, or 50%, and RPO recruitment revenue increased by of $6.2 million, or 30%, compared to 2020.

In Australia, for the year ended December 31, 2021, revenue increased $35.3 million, or 48%, compared to 2020. The increase was primarily in contracting revenue, which increased by $30.0 million, or 51%, while RPO recruitment revenue increased by $5.3 million, or 35%. The increase in contracting revenue primarily reflected the implementation of a new contract win, while the increase in RPO recruitment revenue was due to higher volume from existing clients.

In Asia, revenue increased $1.2 million, or 16%, for the year ended December 31, 2021, compared to 2020. The increase in revenue was due to higher demand from existing clients.
Adjusted net revenue

	Year Ended December 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Adjusted net revenue	$28.6	$21.3	$7.3	34%
Adjusted net revenue as a percentage of revenue	24%	26%	N/A	N/A

For the year ended December 31, 2021, RPO recruitment adjusted net revenue increased by $6.1 million, or 32%, while contracting adjusted net revenue increased by $1.2 million, or 59%, compared to the same period in 2020.

In Australia, adjusted net revenue increased by $6.1 million, or 37%, for the year ended December 31, 2021, compared to the same period in 2020. The increase was primarily reflected in RPO recruitment adjusted net revenue, which grew $5.0 million, or 34%, while contracting adjusted net revenue increase by $1.2 million, or 60%.

In Asia, adjusted net revenue increased $1.1 million, or 23%, for the year ended December 31, 2021, compared to 2020. The increase in Asia was primarily driven by Singapore.

Adjusted net revenue as a percentage of revenue, for the year ended December 31, 2021, was 24%, compared to 26% for 2020. The decrease in total adjusted net revenue as a percentage of revenue was attributed to the higher mix of contracting, to RPO recruitment revenue in 2021 (as contracting is generally a lower margin service offering), compared to 2020.

SG&A and Non-Op

	Year Ended December 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
SG&A and Non-Op	$23.1	$18.1	$5.0	28%
SG&A and Non-Op as a percentage of revenue	19%	22%	N/A	N/A

For the year ended December 31, 2021, SG&A and Non-Op increased $5.0 million, or 28%, compared to 2020. The increase was primarily due to higher consultant staff costs. SG&A and Non-Op, as a percentage of revenue, was 19% in 2021, compared to 22% in 2020. The decrease was principally due to the higher mix of contracting revenue, where the majority of costs are reflected in adjusted net revenue.

Operating Income and EBITDA

	Year Ended December 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Asia Pacific
Operating income	$6.8	$4.1	$2.7	67%
EBITDA	$5.5	$3.1	$2.3	75%
EBITDA as a percentage of revenue	5%	4%	N/A	N/A

Operating income was $6.8 million for the year ended December 31, 2021, compared to $4.1 million for 2020. The increase in operating income was principally due to the change in adjusted net revenue, as well as lower SG&A and Non-Op as a percentage of revenue, as described above.

For the year ended December 31, 2021, EBITDA was $5.5 million, or 5% of revenue, compared to EBITDA of $3.1 million, or 4% of revenue, in 2020. The increase in EBITDA for the year ended December 31, 2021 was principally due to the factors noted above.
The difference between operating income and EBITDA for the years ended December 31, 2021 and 2020 was principally due to corporate management expenses.

Europe (constant currency)
Revenue

	Year Ended December 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Revenue	$21.8	$15.9	$5.9	37%

For the year ended December 31, 2021, contracting and RPO recruitment revenue increased by $3.6 million and $2.3 million, or 68% and 22%, respectively, compared to 2020.

In the U.K., for the year ended December 31, 2021, revenue increased by $5.8 million, or 42%, to $19.7 million from $13.9 million in 2020. The change was driven by increases in contracting and RPO recruitment revenue of $3.6 million or 68%, and $2.3 million or 26%, respectively. The increases were due to higher demand from existing clients and the implementation of new client contracts.

In Continental Europe, for the year ended December 31, 2021, total revenue was $2.1 million, compared to $2.1 million for 2020, for a slight increase of 2%. The slight increase was due to higher demand from existing recruitment clients.

Adjusted net revenue

	Year Ended December 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Adjusted net revenue	$12.5	$10.3	$2.2	22%
Adjusted net revenue as a percentage of revenue	57%	64%	N/A	N/A

For the year ended December 31, 2021, adjusted net revenue increased by $2.2 million, or 22%, driven by an increase in RPO recruitment and contracting revenue of $2.2 million, or 22%, and $0.1 million, or 23%, respectively, compared to the same period in 2020.

In the U.K., total adjusted net revenue for the year ended December 31, 2021, increased $2.4 million, or 29%, compared to the same period in 2020. The change in the U.K. was driven by an increase in RPO recruitment and contracting of $2.3 million or 29%, and $0.1 million or 23%, respectively.

In Continental Europe, for the year ended December 31, 2021, total adjusted net revenue decreased by $0.1 million, or 6%, compared to the same period in 2020.

SG&A and Non-Op

	Year Ended December 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
SG&A and Non-Op	$11.5	$9.6	$1.9	19%
SG&A and Non-Op as a percentage of revenue	53%	60%	N/A	N/A

For the year ended December 31, 2021, SG&A and Non-Op increased $1.9 million, or 19%, compared to 2020. The increase in SG&A and Non-Op was due to higher staff consultant costs in the current year, as well as credits of $0.3 million recognized in 2020 for COVID-19 foreign government assistance programs. SG&A and Non-Op, as a percentage of revenue, was 53% in 2021 compared to 60% in 2020. The decrease in SG&A and Non-Op, as a percentage of revenue, was primarily due to the increase in revenue noted above.
Operating Income and EBITDA

	Year Ended December 31,
	2021	2020	Change in amount	Change in %
$ in millions	As reported	Constant currency
Europe
Operating income:	$1.3	$0.4	$0.9	219%
EBITDA	$1.0	$0.5	$0.5	89%
EBITDA as a percentage of revenue	5%	3%	N/A	N/A

Operating income was $1.3 million for the year ended December 31, 2021, compared to $0.4 million for 2020. The increase was principally due to the revenue gains noted above.

For the year ended December 31, 2021, EBITDA was $1.0 million, or 5% of revenue, compared to EBITDA of $0.5 million for 2020. The increase in EBITDA for the year ended December 31, 2021 was principally due to factors noted above.
The difference between operating income (loss) and EBITDA for the years ended December 31, 2021 and 2020 was principally due to corporate management expenses.
The following are discussed in reported currency

Corporate expenses, net of corporate management expenses

For the year ended December 31, 2021, corporate expenses were $3.3 million compared to $3.0 million for 2020, an increase of $0.4 million, or 12%. The increase was primarily due to higher stock compensation expense, partially offset by higher corporate allocations.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.6 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. The increase was driven by the amortization expense associated with the acquisitions of Coit Staffing, Inc. and Karani, LLC (see Note 4 to the Consolidated Financial Statements in Item 8) of $0.3 million and $0.1 million, respectively.

Interest Income, Net

Net interest income was $0.0 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

PPP loan forgiveness

PPP loan forgiveness of $1.3 million recognized in 2020 consisted of the forgiveness of a loan received in early 2020 administered by the U.S. Small Business Administration, under the Coronavirus Aid, Relief, and Economic Security Act, in exchange for maintaining certain levels of compensation and other costs in response to the COVID-19 pandemic between April 25, 2020 and October 9, 2020.

Other income (expense), Net

Other expense was $0.1 million for the year ended December 31, 2021, compared to other income of $0.5 million for the same period in 2020. The decrease in income was primarily due to government assistance recognized and received in 2020 in exchange for maintaining certain levels of compensation and other costs in response to the COVID-19 pandemic, mainly in the U.K., Hong Kong, and Singapore, (see Note 2 to Consolidated Financial Statements in Item 8 for further details).

Provision for (benefit from) Income Taxes

The provision for income taxes for the year ended December 31, 2021 was $1.1 million, on $4.3 million of pre-tax income, compared to a provision from income taxes of $0.5 million on $0.7 million of pre-tax loss for 2020. The effective tax rate for the year ended December 31, 2021 was 25.7%, compared to negative 75.5% for 2020. The change in the Company’s effective tax rate in 2020 is primarily related to the mix of income and losses in different jurisdictions taxed at different rates, as well as changes in valuation allowances in the U.S. and in our foreign subsidiaries. For the year ended December 31, 2021, the effective tax rate difference from the U.S. federal statutory rate of 21% was primarily attributable to the mix of income and losses in different jurisdictions taxed at different rates, as well as changes in valuations allowances in the U.S. and in our foreign subsidiaries.

Net Income (Loss)

Net income was $3.2 million for the year ended December 31, 2021, compared to net loss of $1.2 million for 2020, an increase in net income of $4.5 million. Basic and diluted earnings per share were $1.11 and $1.07, respectively for the year ended December 31, 2021, compared to basic and diluted loss per share of $0.43 in 2020.

Liquidity and Capital Resources

As of December 31, 2021, cash and cash equivalents and restricted cash totaled $22.1 million, as compared to $26.2 million as of December 31, 2020. The following table summarizes the cash flow activities for the years ended December 31, 2021 and 2020:

	For The Year Ended December 31,
$ in millions	2021	2020
Net cash provided by (used in) operating activities	$2.5	$(1.4)
Net cash used in by investing activities	(6.3)	(4.0)
Net cash used in financing activities	—	(0.9)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.3)	0.9
Net decrease in cash, cash equivalents, and restricted cash	$(4.1)	$(5.5)

Cash Flows from Operating Activities

For the year ended December 31, 2021, net cash provided by operating activities was $2.5 million, as compared to $1.4 million of net cash used in operating activities for the same period in 2020, resulting in an increase in net cash provided by operating activities of $3.9 million. The increase in net cash provided resulted principally from higher net income and by more favorable working capital comparisons to the prior year.

Cash Flows from Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was $6.3 million, as compared to $4.0 million in 2020. Net cash used in investing activities in 2021 primarily reflects the cash paid of $6.0 million on October 29, 2021 for the acquisition of Karani, LLC, while net cash used in investing activities in 2020 reflects the cash paid of $4.0 million on October 1, 2020 for the acquisition of Coit Staffing, Inc. (see Note 4 to Consolidated Financial Statements in Item 8 for additional information.)

Cash Flows from Financing Activities

For the year ended December 31, 2021, net cash used in financing activities was $0.0 million, as compared to net cash used in financing activities of $0.9 million in 2020, resulting in a decrease in net cash used by financing activities of $0.9 million. Net cash used in financing activities in 2020 consisted of shares repurchased of $2.3 million, partially offset by proceeds received in 2020 from the PPP loan of $1.3 million.

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of December 31, 2021, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $20 thousand and $19 thousand for the years ended December 31, 2021 and 2020, respectively. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2021.

Liquidity Outlook

As of December 31, 2021, the Company had cash and cash equivalents on hand of $21.7 million. The Company also has the capability to borrow an additional 4 million Australian dollars under the NAB Facility Agreement. In addition, the Company issued a promissory note of $2.0 million, in connection with the acquisition of Karani, LLC. Other than as described above, the Company has no financial guarantees, outstanding debt or other lease agreements or arrangements that could trigger a requirement for an early payment or that could change the value of our assets. The Company believes that it has sufficient liquidity to satisfy its needs through at least the next 12 months, based on the Company’s financial position as of December 31, 2021. The Company’s near-term cash requirements during 2022 are primarily related to the funding of the Company’s operations. For the full year 2022, the Company expects to make capital expenditures of less than $1 million. The Company is closely managing its capital spending and will perform capital additions where economically prudent, while continuing to invest strategically for future growth.

As of December 31, 2021, $9.7 million of the Company’s cash and cash equivalents noted above was held in the U.S. and the remainder was held internationally, primarily in Australia ($4.0 million), the U.K. ($2.5 million), Hong Kong ($1.4 million), China ($1.0 million), Singapore ($0.7 million), India ($0.6 million), Belgium ($0.5 million), Switzerland ($0.4 million), and the Philippines ($0.3 million). The majority of the Company’s offshore cash is available to it as a source of funds, net of any tax obligations or assessments.

The Company believes that future external market conditions remain uncertain, particularly access to credit, rates of near-term projected economic growth, and levels of unemployment in the markets in which the Company operates. Due to these uncertain external market conditions, the Company cannot provide assurance that its actual cash requirements will not be greater in the future than those currently expected, especially if market conditions deteriorate substantially. If sources of liquidity are not available or if the Company cannot generate sufficient cash flow from operations, the Company could be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination of these sources. The Company cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Off-Balance Sheet Arrangements

None.

Contingencies
From time to time in the ordinary course of business, the Company is subject to compliance audits by U.S. federal, state, local, and foreign government regulatory, tax, and other authorities relating to a variety of regulations, including wage and hour laws, unemployment taxes, workers’ compensation, immigration, and income, value-added, and sales taxes. The Company is also subject to, from time to time in the ordinary course of business, various claims, lawsuits, and other complaints from, for example, clients, candidates, suppliers, landlords for both leased and subleased properties, former and current employees, and regulators or tax authorities. Periodic events and management actions such as business reorganization initiatives can change the number and types of audits, claims, lawsuits, contract disputes, or complaints asserted against the Company. Such events can also change the likelihood of assertion and the behavior of third parties to reach resolution regarding such matters.
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
For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory, and other contingent liabilities. The Company’s reserves were $0.0 million as of both December 31, 2021 and 2020. Although the outcome of these matters cannot be determined, the Company believes that none of the currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

Critical Accounting Policies & Estimates

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

Income Taxes

We account for income taxes using the asset and liability method in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes.” This standard establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities. It requires an asset and liability approach for financial accounting and reporting of income taxes.

The calculation of net deferred tax assets assumes sufficient future earnings for the realization of such assets as well as the continued application of currently anticipated tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time. Our assessment includes an analysis of whether deferred tax assets will be realized in the ordinary course of operations based on the available positive and negative evidence, including the scheduling of deferred tax liabilities and forecasted income from operations. The underlying assumptions we use in forecasting future taxable income require significant judgment. In the event that actual income from operations differs from forecasted amounts, or if we change our estimates of forecasted income from operations, we could record additional charges or reduce allowances in order to adjust the carrying value of deferred tax assets to their realizable amount. Such adjustments could be material to our Consolidated Financial Statements. See Note 6 to the Consolidated Financial Statements in Item 8 for further information regarding deferred tax assets and valuation allowances.

ASC 740-10-55-3, “Recognition and Measurement of Tax Positions - a Two Step Process,” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods. In addition, ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of December 31, 2021, the Company's gross liability for income taxes associated with uncertain tax positions was $0.5 million.

The Company’s unrecognized tax benefits, if recognized in the future, would affect the Company's annual effective income tax rate. See Note 6 to the Consolidated Financial Statements in Item 8 for further information regarding unrecognized tax benefits. We elected to continue our historical practice of classifying applicable interest and penalties as a component of the provision for income taxes.

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

Business Combinations and Asset Acquisitions

Business Combinations are accounted for under the acquisition method in accordance with ASC 805, “Business Combinations.” The acquisition method requires identifiable assets acquired and liabilities assumed and any non-controlling interest in the business acquired to be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. Acquisitions that do not meet the definition of a business under the ASC are accounted for as asset acquisitions. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative fair value basis. Transaction costs are expensed in a business combination and are considered a component of the cost of the acquisition in an asset acquisition.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements in Item 8 regarding the impact or potential impact of recent accounting pronouncements upon our financial position and results of operations.

Forward-Looking Statements

This Form 10-K contains statements that the Company believes to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” and similar words, expressions, and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties, and assumptions include, but are not limited to, (1) global economic fluctuations, (2) the adverse impacts of the coronavirus, or COVID-19 pandemic, (3) the Company’s ability to successfully achieve its strategic initiatives, (4) risks related to potential acquisitions or dispositions of businesses by the Company, (5) the Company’s ability to operate successfully as a company focused on its RPO business, (6) risks related to fluctuations in the Company’s operating results from quarter to quarter, (7) the loss of or material reduction in our business with any of the Company’s largest customers, (8) the ability of clients to terminate their relationship with the Company at any time, (9) competition in the Company’s markets, (10) the negative cash flows and operating losses that may recur in the future, (11) risks relating to how future credit facilities may affect or restrict our operating flexibility, (12) risks associated with the Company’s investment strategy, (13) risks related to international operations, including foreign currency fluctuations, political events, natural disasters or health crises, including the ongoing COVID-19 pandemic, (14) the Company’s dependence on key management personnel, (15) the Company’s ability to attract and retain highly skilled professionals, management, and advisors, (16) the Company’s ability to collect accounts receivable, (17) the Company’s ability to maintain costs at an acceptable level, (18) the Company’s heavy reliance on information systems and the impact of potentially losing or failing to develop technology, (19) risks related to providing uninterrupted service to clients, (20) the Company’s exposure to employment-related claims from clients, employers and regulatory authorities, current and former employees in connection with the Company’s business reorganization initiatives, and limits on related insurance coverage, (21) the Company’s ability to utilize net operating loss carryforwards, (22) volatility of the Company’s stock price, (23) the impact of government regulations, and (24) restrictions imposed by blocking arrangements. The foregoing list should not be construed to be exhaustive. Actual results could differ materially from the forward-looking statements contained in this Form 10-K. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company conducts operations in various countries and faces both translation and transaction risks related to foreign currency exchange. For the year ended December 31, 2021, the Company earned approximately 84% of its revenue outside the U.S., and it collected payments in local currency and paid related operating expenses in such corresponding local currency. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Specifically, the ongoing COVID-19 pandemic has negatively impacted certain currencies compared to the U.S. dollar in the countries where we do business.
Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the stockholders’ equity section of the Consolidated Balance Sheets. The translation of the foreign currency into U.S. dollars is reflected as a component of stockholders’ equity and does not impact our reported net income (loss).

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the SEC’s rules for small reporting companies that permit the Company to provide only management’s assessment report for the year ended December 31, 2021.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Hudson Global, Inc.
Old Greenwich, Connecticut

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hudson Global, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combination
As described in Notes 2 and 4 to the Company’s consolidated financial statements, the Company completed the acquisition of Karani LLC, for the purchase price of $8.7 million on October 29, 2021, which resulted in $2.8 million of customer lists being recognized. Management was required to determine fair values of the identifiable assets acquired and liabilities assumed at the acquisition date.
We identified management’s judgments used to determine the fair value of customer lists as a critical audit matter. Auditing management’s judgments and assumptions related to forecasts of expected customer attrition rates and future cash flows involved a high degree of auditor judgment and specialized skills and knowledge was needed.

The primary procedures we performed to address this critical audit matter included:

• Assessing the reasonableness of significant underlying assumptions used to calculate the fair value through (i) evaluating historical performance of the target entity, (ii) evaluating the reasonableness of customer attrition including determining the potential effect of changes in the assumption on the future cash flows and (iii) testing certain assumptions on the future cash flows that are used to value the customer lists.

We have served as the Company’s auditor since 2019.
/s/ BDO USA, LLP
Stamford, Connecticut
March 11, 2022

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenue	$169,207	$101,448

Operating expenses:
Direct contracting costs and reimbursed expenses	101,050	62,367
Salaries and related	53,038	33,974
Office and general	8,108	6,632
Marketing and promotion	2,020	942
Depreciation and amortization	597	179
Total operating expenses	164,813	104,094
Operating income (loss)	4,394	(2,646)
Non-operating income (expense):
Interest income, net	33	149
PPP loan forgiveness	—	1,326
Other (expense) income, net	(83)	463
Income (loss) before income taxes	4,344	(708)
Provision for income taxes	1,117	535
Net income (loss)	$3,227	$(1,243)
Earnings (loss) per share:
Basic	$1.11	$(0.43)
Diluted	$1.07	$(0.43)
Weighted-average shares outstanding:
Basic	2,917	2,911
Diluted	3,003	2,911

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020
Comprehensive income (loss):
Net income (loss)	$3,227	$(1,243)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes	(611)	1,005
Total other comprehensive (loss) income, net of income taxes	(611)	1,005
Comprehensive income (loss)	$2,616	$(238)

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$21,714	$25,806
Accounts receivable, less allowance for doubtful accounts of $196 and $10, respectively	25,748	13,445
Restricted cash, current	222	152
Prepaid and other	1,476	889
Total current assets	49,160	40,292
Property and equipment, net of accumulated depreciation of $807 and $356, respectively	371	115
Operating lease right-of-use assets	477	210
Goodwill	4,219	2,088
Intangible assets, net	5,488	1,400
Deferred tax assets	1,345	1,037
Restricted cash	177	241
Other assets	5	3
Total assets	$61,242	$45,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$871	$576
Accrued salaries, commissions, and benefits	10,961	4,800
Accrued expenses and other current liabilities	7,498	4,441
Operating lease obligations, current	363	192
Total current liabilities	19,693	10,009
Income tax payable	470	887
Operating lease obligations	118	22
Note payable – long term	1,250	—
Other liabilities	395	188
Total liabilities	21,926	11,106
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 20,000 shares authorized; 3,694 and 3,672 shares issued; 2,707 and 2,685 shares outstanding, respectively	4	4
Additional paid-in capital	489,249	486,825
Accumulated deficit	(434,523)	(437,750)
Accumulated other comprehensive (loss) income, net of applicable tax	(85)	526
Treasury stock, 987 shares, at cost	(15,329)	(15,325)
Total stockholders’ equity	39,316	34,280
Total liabilities and stockholders’ equity	$61,242	$45,386

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,227	$(1,243)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	597	179
Provision for doubtful accounts	147	34
Benefit from deferred income taxes	(350)	(169)
Stock-based compensation	2,424	737
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(11,678)	672
Increase in prepaid and other assets	(434)	(34)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	8,574	(1,602)
Net cash provided by (used in) operating activities	2,507	(1,426)
Cash flows from investing activities:
Capital expenditures	(284)	(22)
Cash paid for acquisitions, net of cash acquired	(6,015)	(3,997)
Net cash used in investing activities	(6,299)	(4,019)
Cash flows from financing activities:
Proceeds from PPP loan	—	1,326
Purchases of treasury stock	—	(2,239)
Purchases of restricted stock from employees	(4)	(14)
Net cash used in financing activities	(4)	(927)
Effect of exchange rates on cash and cash equivalents and restricted cash	(290)	853
Net decrease in cash and cash equivalents and restricted cash	(4,086)	(5,519)
Cash, cash equivalents, and restricted cash beginning of the period	26,199	31,718
Cash, cash equivalents, and restricted cash end of the period	$22,113	$26,199
Supplemental disclosures of cash flow information:
Cash payments during the period for interest	$—	$1
Cash payments during the period for income taxes, net of refunds	$1,458	$1,108
Cash paid for amounts included in operating lease liabilities	$496	$272
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$767	$77
PPP loan forgiveness	$—	$1,326
Note payable	$2,000	$—

See accompanying notes to Consolidated Financial Statements.

HUDSON GLOBAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock		Total
	Shares	Value				Shares	Value
Balance at December 31, 2019	3,663	$4	$486,088	$(436,507)	$(479)	(726)	$(13,072)	$36,034
Net loss	—	—	—	(1,243)	—	—	—	(1,243)
Other comprehensive loss, translation adjustments	—	—	—	—	1,005	—	—	1,005
Purchase of treasury stock	—	—	—	—	—	(260)	(2,239)	(2,239)
Purchase of restricted stock from employees	—	—	—	—	—	(1)	(14)	(14)
Stock-based compensation and vesting of restricted stock units	9	—	737	—	—	—	—	737
Balance at December 31, 2020	3,672	$4	$486,825	$(437,750)	$526	(987)	$(15,325)	$34,280
Net income	—	—	—	3,227	—	—	—	3,227
Other comprehensive loss, translation adjustments	—	—	—	—	(611)	—	—	(611)
Purchase of restricted stock from employees	—	—	—	—	—	—	(4)	(4)
Stock-based compensation and vesting of restricted stock units	22	—	2,424	—	—	—	—	2,424
Balance at December 31, 2021	3,694	$4	$489,249	$(434,523)	$(85)	(987)	$(15,329)	$39,316

See accompanying notes to Consolidated Financial Statements.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS
Hudson Global, Inc. and its subsidiaries (the “Company”) are comprised of the operations, assets and liabilities of the three Hudson regional businesses: the Americas, Asia Pacific, and Europe. The Company provides Recruitment Process Outsourcing (“RPO”) permanent recruitment and contracting outsourced recruitment solutions tailored to the individual needs of primarily mid-to-large-cap multinational companies. The Company’s RPO delivery teams utilize state-of-the-art recruitment process methodologies and project management expertise in their flexible, turnkey solutions to meet clients’ ongoing business needs. The Company’s RPO services include complete recruitment outsourcing, project-based outsourcing, contingent workforce solutions, and recruitment consulting.
On October 29, 2021, Hudson completed the acquisition of Karani, LLC, a Chicago-headquartered recruiting services provider that primarily serves U.S.-based customers from its operations in India and the Philippines. Karani, LLC partners with recruitment and staffing firms to assist with recruiting, sourcing, screening, onboarding, and other talent-related services across a variety of industries. This acquisition has enhanced Hudson RPO’s global delivery capability by adding a substantial presence in India and the Philippines, fostering business in new markets, and further developing Hudson RPO’s technology recruitment capabilities.
On October 1, 2020, Hudson completed its acquisition of Coit Staffing, Inc., which expanded its presence in the technology sector and established a Technology Group located in San Francisco. The Technology Group operates jointly with Hudson RPO’s existing teams in the Americas, Asia Pacific, and Europe, to provide continuous access to knowledge regarding new and emerging technologies in the RPO, Managed Solutions Provider (“MSP”), and Total Talent Solutions space, enabling the Company to better serve its clients around the world.
As of December 31, 2021, the Company operated directly in fourteen countries with three reportable geographic business segments: Americas, Asia Pacific, and Europe.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). Certain prior period amounts have been reclassified to conform to the current year presentation with no material impact on the Consolidated Financial Statements. Unless otherwise stated, amounts are presented in U.S. dollars and all amounts are in thousands, except for number of shares and per share amounts.

Recently Adopted Accounting Standards

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes”. The standard simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application. For public business entities, this standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All significant inter-company accounts and transactions between and among the Company and its subsidiaries have been eliminated in consolidation.

Impact of COVID-19 Pandemic on Consolidated Financial Statements.

In December 2019, a novel strain of coronavirus, referred to as COVID-19, was reported. On March 11, 2020 the World Health Organization declared the COVID-19 outbreak to be a pandemic, based on the rapid increase in exposure globally. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
spread of the virus. COVID-19 continues to have an impact around the world and presents risks to the Company, which the Company is unable to fully evaluate or foresee at the current time. However, the Company is vigilantly monitoring the business environment surrounding COVID-19 and continues to proactively address this situation as it evolves. The Company believes it can continue to take appropriate actions to manage the business in this challenging environment due to the flexibility of its workforce and the strength of its balance sheet.

In 2020, in connection with the COVID-19 pandemic, certain foreign government organizations offered wage assistance subsidies and tax credits to companies in exchange for maintaining specified levels of compensation and related costs for employees residing in those countries. The Company recognized the receipt of funds from these organizations in “Other income (expense), net” on the Condensed Consolidated Statements of Operations. For the years ended December 31, 2021 and 2020, the Company received $49 and $527, respectively, related to foreign government assistance, included within Other income (expense), net, mainly in the U.K., Hong Kong, and Singapore. In the U.S. the Company received a $1,326 loan in the second quarter of 2020 in connection with the Paycheck Protection Program (“PPP”), administered by the U.S. Small Business Administration (“SBA”), under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The SBA approved the forgiveness of the full amount of the loan on November 30, 2020. The Company recognized $1,326 of loan forgiveness in the consolidated statements of operations in 2020 (see Note 10).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities, the disclosures about contingent assets and liabilities, and the reported amounts of revenue and expenses. Such estimates include the value of allowances for doubtful accounts, goodwill, intangible assets, other long-lives assets and the valuation of deferred tax assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates the estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

Concentration and Credit Risk

The Company’s revenue is comprised of the operations, assets, and liabilities of the three regional businesses: Americas, Asia Pacific, and Europe. For the years ended December 31, 2021 and 2020, the Company’s top 25 clients generated over 85% of the Company’s revenue. Three clients accounted for an aggregate 65% of revenue in 2021, and two clients accounted for an aggregate 66% of revenue in 2020. As of December 31, 2021, two clients accounted for 10% or greater of accounts receivable. As of December 31, 2020, three clients accounted for 10% or greater of accounts receivable. Our business is dependent upon the continuation of these business relationships as well as new client development.

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

The Company may from time to time maintain cash in banks in excess of Federal Deposit Insurance Corporation insurance limits. However, the Company regularly monitors the financial condition of the institutions in which it has depository accounts and believes the risk of loss is minimal as these banks are large financial institutions with strong credit ratings.

Revenue Recognition

Revenue is measured according to ASC 606, Revenue - “Revenue from Contracts with Customers,” and is recognized based on consideration specified in a contract with a client. We account for a contract when both parties to the contract have approved the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenues are recognized over time, using an input or output method, as the control of the promised services is transferred to the client in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The majority of our contracts are short-term in nature as they include termination clauses that allow either party to cancel within a short termination period, without cause. Revenue includes billable travel and other reimbursable costs and is reported net of value added taxes, sales, or use taxes collected from clients and remitted to taxing authorities.

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

We record accounts receivable when our right to consideration becomes unconditional. The Company’s accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled amounts are expected to be invoiced and collected within one year. Contract assets primarily relate to our rights to consideration for services provided that such rights to consideration are conditional on satisfaction of future performance obligations. A contract liability for deferred revenue is recorded when consideration is received, or is unconditionally due, from a client prior to transferring control of services to the client under the terms of a contract. Deferred revenue balances typically result from advance payments received from clients prior to transferring control of services. We do not have any material contract assets or liabilities as of and for the years ended December 31, 2021 and 2020.

Payment terms vary by client and the services offered. We consider payment terms that exceed one year to be extended payment terms. Substantially all of the Company’s contracts include payment terms of 90 days or less and we do not extend payment terms beyond one year.

We primarily record revenue on a gross basis in the Consolidated Statements of Operations based upon the following key factors:

•We maintain the direct contractual relationship with the client and are responsible for fulfilling the service promised to the client.

•We maintain control over our contractors while the services to the client are being performed, including our contractors’ billing rates.

RPO Recruitment We provide complete recruitment outsourcing, project-based outsourcing, and recruitment consulting for clients’ permanent staff hires. We recognize revenue for our RPO recruitment over time in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. The transaction prices contain both fixed fee and variable usage-based consideration. Variable usage-based consideration is constrained by candidates

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
accepting offers of permanent employment. We recognize revenue on fixed fees as the performance obligations are satisfied and on usage-based fees as the constraint is lifted. We do not incur incremental costs to obtain our RPO recruitment contracts. The costs to fulfill these contracts are expensed as incurred.

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

Contracting We provide RPO clients with a range of outsourced professional contract staffing services and managed service provider services offered sometimes on a standalone basis and sometimes as part of a blended total talent solution. We recognize revenue for our contracting services over time as services are performed in an amount that reflects the consideration we expect to be entitled to and have an enforceable right to payment in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur incremental costs to obtain our contracting contracts. The costs incurred to fulfill these contracts are expensed as incurred.

Unsatisfied performance obligations As a practical expedient, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an expected original duration of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. See Note 3 for information on disaggregated revenue.
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

Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, “Compensation - Stock Compensation.” The Company determines the fair value as of the grant date. For awards with graded vesting conditions, the values of the awards are determined by valuing each tranche separately and expensing each tranche over the required service period. The service period is the period over which the related service is performed, which is generally the same as the vesting period. The Company accounts for forfeitures as they occur. During the years ended December 31, 2021 and 2020, the Company only granted restricted stock units and restricted shares of common stock.

Employee Benefit Programs

The Company in the U.S. sponsors a defined contribution plan covering substantially all of its full-time employees (the “401(k) Plan”). The Company recognized expense related to the 401(k) Plan totaling approximately $144 and $92 for the years ended December 31, 2021 and 2020, respectively.

Income Taxes

Earnings from the Company’s global operations are subject to tax in various jurisdictions both within and outside the United States. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” This standard establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities. It requires an asset and liability approach for financial accounting and reporting of income taxes.

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

ASC 740-10-55-3, “Recognition and Measurement of Tax Positions - a Two Step Process,” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition, and accounting for interim periods. The Company provides tax reserves for U.S. federal, state, local, and international unrecognized tax benefits for all periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized as a component of income tax expense. Although the outcome related to these exposures is uncertain, in management’s opinion, adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures. In certain circumstances, the ultimate outcome for exposures and risks involves significant uncertainties which render them inestimable. If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have material impact on the Company’s results of operations.

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Restricted Cash

Restricted cash primarily represents amounts required to be held on deposit for a travel and entertainment program in the U.K., a bank guarantee for licensing in Switzerland, and deposits held for office space, as well as under a collateral trust agreement in the U.S., which supports the Company’s workers’ compensation policy.

Accounts Receivable

The Company’s accounts receivable balances are composed of trade and unbilled receivables. Unbilled accounts receivable represent revenue recorded in advance of processing formal invoices pursuant to the completion of contract provisions and, generally, become billable at contractually specified dates. Unbilled receivables of $6,267 and $3,425 as of December 31, 2021 and 2020, respectively, are expected to be invoiced and collected within one year. The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditioned on satisfaction of future performance obligations. The Company maintains an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. Judgment is involved as to the collectability of the various receivables. If the Company determines that the allowance for doubtful accounts is not adequate to cover estimated losses, an expense to provide for doubtful accounts is recorded in selling, general and administrative expenses. If an account is determined to be uncollectible, it is written off against the allowance for doubtful accounts. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of these receivables, including the current creditworthiness, financial stability and effect of market conditions on each customer.

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

Leases

Lease liabilities are recognized at the commencement of a lease based on the sum of lease payments over the term of the lease. Lease liabilities are reduced as payments are made. A corresponding right-of-use asset is recognized at the same time as the lease liability based on the total amount of lease expense to be recognized, which is generally the same amount as the corresponding lease liabilities. Right-of-use assets are amortized over the life of the lease on a straight-line basis. The Company’s lease agreements may include options to renew, extend, or terminate the lease. These clauses are included in the measurement of the lease liabilities when the Company is reasonably certain that it will exercise such options.

The Company has elected to exclude short-term leases from the recognition requirements of ASC 842. A lease is short-term if, at the commencement date, it has a term of less than or equal to one year. Lease expense related to short-term leases is recognized on a straight-line basis over the lease term.

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

Business Combinations and Asset Acquisitions

Business Combinations are accounted for under the acquisition method in accordance with ASC 805, “Business Combinations.” The acquisition method requires identifiable assets acquired and liabilities assumed in the business acquired to be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. Transaction costs are expensed in a business combination and included in Office and General.

Intangible Assets

Intangible assets consist of customer relationships, trade names, non-competition agreements and developed technology. The Company’s definite-life intangible assets are being amortized on a straight-line basis over their estimated lives ranging from two to ten years. The Company periodically evaluates whether events or changes in circumstances have occurred that indicate long-lived assets may not be recoverable. When such circumstances are present, the Company assesses whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use and eventual disposition of the long-lived asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the long-lived asset, an impairment loss equal to the excess of the long-lived asset’s carrying value over its fair value is recorded in accordance with ASC 360-1-35. There were no impairment triggers during the year ended December 31, 2021.

Amortization expense is computed using the straight-line method over the following estimated useful lives:

Years
Non-compete agreements	2
Developed Technology	3
Customer lists	5 - 6
Trade name	5 - 10

Goodwill

The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as goodwill. The Company has allocated goodwill for the Coit Staffing, Inc. and Karani, LLC acquisitions to its Americas reportable segment. Goodwill is not amortized and is tested for impairment on an annual basis on October 1, or when an event or changes in circumstances indicate that its carrying value may not be recoverable. The Company identified two reporting units, Hudson Coit, Inc. and Karani, LLC, that carry a goodwill balance, both of which are included in the Americas reportable segment.

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

The Company has the option to perform a qualitative assessment for reporting units to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
difference. Alternatively, the Company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. There were no impairment charges recorded in either fiscal year 2021 or 2020.

Foreign Currency Translation

The financial position and results of operations of the Company’s international subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statements of Operations accounts are translated at the average rate of exchange prevailing during each period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income (loss) account in stockholders’ equity, other than translation adjustments on short-term intercompany balances, which are included in other income (expense). Gains and losses resulting from other foreign currency transactions are included in other income (expense). Intercompany receivable balances of a long-term investment nature are considered part of the Company’s permanent investment in a foreign jurisdiction and the gains or losses on such balances are reported in other comprehensive income (loss).

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

Recent Accounting Standard Update Not Yet Adopted

In June 2016, the Financial Account Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. The Company is currently evaluating this ASU but does not believe it will have a material impact on its Consolidated Financial Statements and related disclosures.

NOTE 3 – DISAGGREGATED REVENUE

The Company’s revenues for the years ended December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
RPO Recruitment	$66,469	$38,521
Contracting	102,738	62,927
Total Revenue	$169,207	$101,448

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 4 – ACQUISITION

Karani, LLC

On October 29, 2021, the Company entered into a membership interest purchase agreement (the “MIPA”) by and among the Company, Hudson Global Resources Management, Inc. (“HGRM”), a wholly owned subsidiary of the Company, and Daniel Williams (“Williams”), and completed the acquisition (the “Karani Acquisition”) by HGRM of all of the membership interests of Karani, LLC, a Delaware limited liability company.

Karani, LLC partners with recruitment and staffing firms to assist with recruiting, sourcing, screening, onboarding, and other talent-related services across a variety of industries to customers primarily located in the United States. Karani, LLC has approximately 560 employees in India and 120 employees in the Philippines.

As outlined in the MIPA, Williams received (i) $6,805 in cash subject to certain adjustments set forth in the MIPA at the closing of the Karani Acquisition; and (ii) a non-interest bearing promissory note in the aggregate principal amount of $2,000, payable in installments on the six-month and eighteen-month anniversaries of the closing date subject to the satisfaction of certain conditions as further described in the MIPA. There are no employment stipulations for Williams associated with the MIPA.

The Karani Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $8,673, which consists of the amount paid in cash of $6,805, a promissory note of $2,000, and a working capital credit of $132, was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of October 29, 2021, with the excess recorded as goodwill. The purchase price included $737 of cash and cash equivalents acquired. The Company incurred transaction costs related to the acquisition of $200 that were expensed as part of Office and general on the Consolidated Statements of Operations. In addition to the purchase price, Hudson agreed to pay a $250 retention payment to the Chief Financial Officer of Karani, LLC, which is classified as compensation expense, recorded on a straight-line basis.

Included in the Company’s Consolidated Statements of Operations from the acquisition date of October 29, 2021 to the period ended December 31, 2021 are revenue of $1,648 and net income of $186.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Below is a summary of the fair value of the net assets acquired on the acquisition date based on external valuations at the date of acquisition.

Fair Value
Assets Acquired:
Cash and cash equivalents	$737
Accounts receivable	1,521
Restricted cash, current	50
Prepaid expenses and other assets	177
Property and equipment	119
Operating lease right-of-use assets	100
Restricted cash	3
Other long-term assets	19
Intangible assets	4,540
Goodwill	2,131
Assets Acquired	$9,397
Liabilities Assumed:
Accrued expenses and other current liabilities	$436
Operating lease obligations, current	88
Operating lease obligations, non current	12
Other long-term liabilities	188
Liabilities Assumed	$724

Fair value of assets acquired and consideration transferred	$8,673

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition.

	Fair Value	Useful Life
Developed technology	$640	3 years
Customer lists	2,800	6 years
Trade name	1,100	10 years
Total identifiable assets	$4,540

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Coit Staffing, Inc.

On October 1, 2020, the Company, entered into an asset purchase agreement (the “APA”) by and among the Company, Hudson Coit, Inc. (“Buyer”), a wholly-owned subsidiary of the Company, Coit Staffing, Inc. (“Seller”), Joe Belluomini, and Tim Farrelly (together with Mr. Belluomini, the “Principals”) and completed the acquisition by Buyer of substantially all of the assets used in the business of the Seller, as set forth in the APA (the “Coit Acquisition”).

Per the terms of the APA, the Seller received (i) $3,997 in cash subject to certain adjustments set forth in the APA at the closing of the Coit Acquisition; (ii) a promissory note in the aggregate principal amount of $1,350, payable in annual installments of $450 per year on the first, second, and third anniversaries of the closing; (iii) $500 worth of shares of the Company’s common stock, with the amount of such shares to be determined by dividing $500 by the weighted average price of the Company’s common stock for the five trading days prior to the closing date, to be issued in three equal installments on each of the 10-month, 20-month, and 30-month anniversaries of the closing date; and (iv) earn-out payments not to exceed $1,500 and $2,030 in the years ended December 31, 2021 and 2022, respectively, based upon the achievement of certain performance thresholds in those years. In addition, the Principals each entered into employment agreements with the Company for a term of two years.

The Coit Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price consists of the amount paid in cash of $3,997, which was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date of October 1, 2020, with the excess recorded as goodwill. The Company incurred transaction costs related to the acquisition of $436 that were expensed as part of Office and general on the Consolidated Statements of Operations.

The promissory note and shares of the Company’s common stock to be paid to the Seller as outlined in the APA are tied to the continuing employment of the Principals at the Company, and therefore have been accounted for as compensation expense. This compensation expense is recorded on a straight-line basis under the assumption that the Principals will remain employed by the Company, and therefore that the note will be paid in full and the shares will be issued. As of December 31, 2021, the Company recognized $283 in stock-based compensation associated with the 52,226 restricted shares of common stock which were issued over 30 months (see Note 5). In addition, for the year ended December 31, 2021 the Company recognized expense of $384 related to the promissory note, and $1,500 related to earn-out payments. The amount due associated with the promissory note payable to the Principals is reflected in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. The compensation expense recognized of $2,167 for the year ended December 31, 2021 was reflected in Salaries and related expenses on the Consolidated Statements of Operations.

Included in the Company’s Consolidated Statements of Operations for period ended December 31, 2021 are revenue of $11,001 and net income of $99.

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

Unaudited Pro Forma Financial Information

The following unaudited consolidated pro forma information gives effect to the acquisitions of Karani, LLC and Coit Staffing, Inc. as if the transactions had occurred on January 1, 2020.

	Year ended December 31,
	2021	2020
Revenue	$176,174	$110,317
Net income (loss)	$3,335	$(1,246)

The unaudited pro forma supplemental information provided above is based on estimates and assumptions that the Company believes are reasonable, and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets for the years ended December 31, 2021 and 2020. This supplemental pro forma information has been prepared for comparative purposes and is not intended to reflect what would have occurred had the acquisitions taken place on January 1, 2020.

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
The Compensation Committee administers the ISAP and may designate any of the following as a participant under the ISAP: any officer or other employee of the Company or its affiliates or individuals engaged to become an officer or employee, consultants or other independent contractors who provide services to the Company or its affiliates and non-employee directors of the Company. On September 14, 2020, the Company’s stockholders approved amendments to the ISAP to, among other things, increase the number of shares of the Company’s common stock that are reserved for issuance by 250,000 shares. As of December 31, 2021, there were 74,718 shares of the Company’s common stock available for future issuance under the ISAP.
In 2021, the Company granted restricted stock units subject to performance vesting conditions for the years ended December 31, 2021 and December 31, 2020 of 73,596 and 53,075, respectively. For the year ended December 31, 2021, the Company granted 47,500 of discretionary time-vested stock units to certain employees that were not subject to performance conditions.
A summary of the quantity and vesting conditions for stock-based units granted to the Company’s employees for the year ended December 31, 2021 was as follows:

Vesting conditions	Number of Restricted Stock Units Granted
Performance and service conditions - Type 1 (1) (2)	66,220
Performance and service conditions - Type 2 (1) (2)	60,451
Service conditions only - Type 1 (2)	47,500
Total shares of stock award granted	174,171

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
The Company also maintains the Director Deferred Share Plan (the “Director Plan”) as part of the ISAP pursuant to which it can issue restricted stock units to its non-employee directors. A restricted stock unit is equivalent to one share of the Company’s common stock and is payable only in common stock issued under the ISAP upon a director ceasing service as a member of the Company’s Board. The restricted stock units vest immediately upon grant and are credited to each of the non-employee director’s retirement accounts under the Director Plan. Restricted stock units issued under the Director Plan contain the right to a dividend equivalent award in the form of additional restricted stock units. The dividend equivalent award is calculated using the same rate as the cash dividend paid on a share of the Company’s common stock, and then divided by the closing price of the Company’s common stock on the date the dividend is paid to determine the number of additional restricted stock units to grant. Dividend equivalent awards have the same vesting terms as the underlying awards. During the years ended December 31, 2021 and 2020, the Company granted 24,219 and 46,697 restricted stock units to its non-employee directors pursuant to the Director Plan, respectively.
As of December 31, 2021, 232,542 restricted stock units are deferred under the Company’s ISAP.
On October 1, 2020, the Company granted 52,226 restricted shares of common stock to be issued over 30 months in connection with the acquisition of Coit Staffing, Inc. Accordingly, for the years ended December 31, 2021 and 2020, the Company recognized $283 and $92 in stock-based compensation. See Note 4 for additional information.
For the years ended December 31, 2021 and 2020, the Company’s stock-based compensation expense related to restricted stock units and restricted shares of common stock, which are included in the accompanying Consolidated Statements of Operations, were as follows:

	For The Year Ended December 31,
	2021	2020
Restricted shares of common stock	$283	$92
Restricted stock units	2,141	645
Total	$2,424	$737

As of December 31, 2021 and 2020, the Company's unrecognized compensation expense and the weighted average periods over which the compensation expense is expected to be recognized relating to the unvested portion of the Company’s restricted stock unit awards, were as follows:

	As of December 31,
	2021		2020
	Unrecognized Expense	Weighted Average Period in Years	Unrecognized Expense	Weighted Average Period in Years
Restricted shares of common stock	$125	0.8	$408	1.4
Restricted stock units	$1,602	1.1	$58	1.1

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
No stock options were issued or outstanding in 2021. For the year ended December 31, 2020, changes in the Company’s stock options were as follows:

	For The Year Ended December 31,
	2020
	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1	5,000	$24.90
Expired/forfeited	(5,000)	$(24.90)
Options outstanding at December 31	—	$—
Options exercisable at December 31	—	$—

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Restricted Stock Units
Changes in the Company’s restricted stock units arising from grants to certain employees and non-employee directors for the year ended December 31, 2021 were as follows:

	Year Ended December 31, 2021
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1	14,676	$15.45	—	$—	14,676	$15.45
Granted	126,671	$15.79	71,719	$17.50	198,390	$16.41
Vested	(8,543)	$15.68	(24,219)	$18.30	(32,762)	$17.62
Forfeited	(11,411)	$14.54	(1,000)	$14.54	(12,411)	$14.54
Unvested restricted stock units at December 31	121,393	$15.88	46,500	$17.15	167,893	$16.23
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
Changes in the Company’s restricted stock units arising from grants to certain employees and non-employee directors for the year ended December 31, 2020 were as follows:

	Year Ended December 31, 2020
	Performance-based		Time-based/Director		Total
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at January 1	63,436	$15.12	—	$—	63,436	$15.12
Granted	—	$—	46,697	$9.49	46,697	$9.49
Vested	(26,376)	$14.87	(46,697)	$9.49	(73,073)	$11.43
Forfeited	(22,384)	$15.20	—	$—	(22,384)	$15.20
Unvested restricted stock units at December 31	14,676	$15.45	—	$—	14,676	$15.45
 (a)    The number of shares earned above target are based on the performance target established by the Compensation Committee at the initial grant date.
The total fair value of restricted stock units vested during the years ended December 31, 2021 and 2020 were as follows:

	For The Year Ended December 31,
	2021	2020
Fair value of restricted stock units vested	$591	$685

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Restricted Shares of Common Stock
Changes in the Company’s restricted shares of common stock arising from the grants issued in connection with the acquisition of Coit Staffing, Inc. (see Note 4) were as follows:

	For The Year Ended December 31,
	2021		2020
	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Shares of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted shares of common stock units at January 1	52,226	$9.57	—	$—
Granted	—	$—	52,226	$9.57
Vested	(17,408)	$9.57	—	$—
Unvested restricted shares of common stock units at December 31	34,818	$9.57	52,226	$9.57

The total fair value of restricted shares of common stock during the years ended December 31, 2021 and 2020 were as follows:

	For The Year Ended December 31,
	2021	2020
Fair value of restricted shares of common stock vested	$310	$—

NOTE 6 – INCOME TAXES

Income Tax Provision

The domestic and foreign components of net income (loss) before provision for income taxes is as follows:

	Year ended December 31,
	2021	2020
Domestic	$150	$(3,446)
Foreign	4,194	2,738
Income (loss) before provision for income taxes	$4,344	$(708)

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The components of the provision for (benefit from) income taxes are as follows:

	Year ended December 31,
	2021	2020
Current tax provision (benefit):
U.S. Federal	$—	$—
State and local	5	5
Foreign	1,462	699
Total current provision for (benefit from) income taxes	1,467	704
Deferred tax provision (benefit):
U.S. Federal	—	—
State and local	—	—
Foreign	(350)	(169)
Total deferred benefit from income taxes	(350)	(169)
Total provision for provision for income taxes	$1,117	$535

Tax Rate Reconciliation

The effective tax rates for the years ended December 31, 2021 and 2020 were 25.7% and negative 75.5%, respectively. The change in effective tax rate in 2021 is primarily related to the reduction and effective lapsing of statutes for certain historic foreign uncertain tax positions and mix of income and losses in different jurisdictions taxed at different rates, as well as changes in valuations allowances in the U.S. and in our foreign subsidiaries. The change in the effective tax rate in 2020 is primarily related to the mix of income and losses in different jurisdictions taxed at different rates, as well as changes in valuation allowances in the U.S. and in our foreign subsidiaries. The effects of other federal and state deferred tax adjustments in 2021 and 2020 were offset by changes in valuation allowances and have no net impact on effective tax rates.

The following is a reconciliation of the effective tax rate for the years ended December 31, 2021 and 2020 to the U.S. federal statutory rate of 21%:

	Year ended December 31,
	2021	2020
Benefit at federal statutory rates	$912	$(149)
State income taxes, net of federal benefit	144	(212)
Change in valuation allowance	(3,893)	227
Taxes related to foreign income	1,256	195
Non-deductible expenses	105	(271)
Other federal deferred tax adjustments	791	(23)
Other state deferred tax adjustments	2,362	738
Uncertain tax positions	(560)	30
Provision for income taxes	$1,117	$535

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Deferred Taxes Assets (Liabilities)

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Net deferred tax assets have been reported as non-current in the accompanying Consolidated Balance Sheets. Significant temporary differences at December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$96	$23
Property and equipment	(169)	2
Goodwill and intangibles	(113)	204
Accrued compensation	2,612	1,818
Accrued liabilities and other	109	106
Loss carryforwards	182,784	186,606
Deferred tax assets before valuation allowance	185,319	188,759
Valuation allowance	(183,974)	(187,722)
Deferred tax assets, net of valuation allowance	$1,345	$1,037

As a result of the enactment of the Tax Act, the Company has provided tax on GILTI, and therefore, future repatriations of previously unremitted foreign earnings are expected to either be exempt from U.S. taxation or offset by net operating losses (“NOLs”). The Company has not provided any withholding tax with respect to unremitted foreign earnings, respectively, at December 31, 2021 and December 31, 2020.

Net Operating Losses (“NOLs”), Capital Losses, and Valuation Allowance

At December 31, 2021, the Company had losses for U.S. federal and state tax purposes of approximately $690,704 in total, made up of net U.S. federal and state NOLs incurred through December 31, 2021 of $312,041 and U.S. federal and state capital losses of $378,663 as a result of the sale of all of our RTM businesses in three separate transactions, which was completed on March 31, 2018. The NOLs include approximately $13,144 of tax losses that were not absorbed by Monster Worldwide, Inc. (“Monster”) on its consolidated U.S. federal tax returns through the spin-off of the Company on April 1, 2003. U.S. federal and state NOLs incurred through December 31, 2017 expire at various dates through 2037 with $7,984 scheduled to expire during 2022. U.S. federal and state NOLs incurred in or after 2018 have an indefinite carryforward period, which can be offset by 80% of future taxable income in any given year. U.S. federal and state capital losses incurred in 2018 will expire after five years during 2023.

The Company’s utilization of U.S. NOLs is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code (“IRC”), which may limit our ability to utilize all the existing NOLs before the expiration dates. Based upon IRC Section 382 studies prepared by the Company, Section 382 ownership changes have occurred that will result in $224,124 of the Company’s federal and state NOLs generated through September 2006 and recognized built-in losses during the five- year period after September 2006 being subject to IRC Section 382 limitations. As a result of IRC Section 382 limitations, $27,848 of the $224,124 NOLs that are limited are expected to expire prior to utilization specifically as a result of the IRC Section 382 cumulative annual limitations. Accordingly, the U.S. federal and state NOLs of $312,041, as indicated above, excluded the $27,848 of tax losses expected to expire prior to utilization due to IRC Section 382 cumulative annual limitations and the deferred tax asset for loss carryforwards of $179,985 also excluded $7,416 of related tax benefits.

As of December 31, 2021, certain international subsidiaries had NOLs for local tax purposes of $12,264. With the exception of $5,280 of NOLs with an indefinite carry forward period as of December 31, 2021, these losses will expire at various dates through 2039, with $0 scheduled to expire during 2022. The deferred tax recognized for NOLs are presented net of unrecognized tax benefits, where applicable.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and projected future taxable income. As of December 31, 2021, $182,768 of the valuation allowance relates to the deferred tax asset for NOLs, $179,985 of which is U.S. federal and state and $2,783 of which is foreign, that management has determined will more likely than not expire prior to realization. The remaining valuation allowance of $1,206 relates to deferred tax assets on U.S. and foreign temporary differences that management estimates will not be realized due to the Company’s U.S. and foreign tax losses.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows:

	2021	2020
Balance, beginning of year	$669	$663
Additions for tax positions of current years	—	—
Additions for tax positions of prior years	—	6
Reductions for tax positions of prior years	(309)	—
Expiration of applicable statutes of limitations	—	—
Balance, end of year	$360	$669
The total amount of state and local and foreign unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2021 and December 31, 2020 was $360 and $669, respectively, exclusive of interest and penalties.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of December 31, 2021 and December 31, 2020, the Company had $110 and $594, respectively, of accrued interest and penalties associated with unrecognized tax benefits.
During 2021, the Canada Tax Authority concluded its investigations into the prior year tax positions and issued its final assessment for Canadian interest and penalties of $42. The remaining FIN48 reserve for Canada tax, interest and penalties of approximately $560 was released as a tax benefit in the third quarter of 2021.
Based on information available as of December 31, 2021, it is reasonably possible that the total amount of unrecognized tax benefits is not expected to increase or decrease over the next 12 months as a result of projected resolutions of global tax examinations and controversies and potential lapses of the applicable statutes of limitations.
In many cases, the Company’s unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. Tax years with NOLs remain open until such losses expire or the statutes of limitations for those years when the NOLs are used or expire. As of December 31, 2021, the Company’s open tax years which remain subject to examination by the relevant tax authorities, are between 2013 and 2021 depending on the jurisdiction.

Year
The Company believes that its unrecognized tax benefits as of December 31, 2021 are appropriately recorded for all years subject to examination above.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 7 – EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations were as follows:

	For The Year Ended December 31,
	2021	2020
Earnings (loss) per share (“EPS”):
Basic	$1.11	$(0.43)
Diluted	$1.07	$(0.43)
EPS numerator - basic and diluted:
Net income (loss)	$3,227	$(1,243)
EPS denominator (in thousands):
Weighted average common stock outstanding - basic	2,917	2,911
Common stock equivalents: stock options and restricted stock units	86	—	(a)
Weighted average number of common stock outstanding - diluted	3,003	2,911
(a) The diluted weighted average number of shares of common stock outstanding did not differ from the basic weighted average number of shares of common stock outstanding because the effects of any potential common stock equivalents (see Note 5 for further details on outstanding stock options and unvested restricted stock units) were anti-dilutive and therefore not included in the calculation of the denominator of dilutive earnings per share.
The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share for the years ended December 31, 2021 and 2020 did not include the effect of the following potentially outstanding shares of common stock because the effect would have been anti-dilutive:

	For The Year Ended December 31,
	2021	2020
Unvested restricted stock units	5,000	14,676
Unvested restricted shares of common stock	—	52,226
Total	5,000	66,902

NOTE 8– GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $2,131 on October 29, 2021 in connection with its acquisition of Karani, LLC and goodwill of $2,088 in connection with its acquisition of Coit Staffing, Inc. (see Note 4 for further information).

For the years ended December 31, 2021 and 2020, the changes in carrying amount of goodwill were as follows:

	Carrying Value
	2021	2020
Goodwill, January 1	$2,088	$—
Acquisition	2,131	2,088
Goodwill, December 31	$4,219	$2,088

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
On October 1, 2021, the Company applied ASC 350, and performed quantitative assessments to determine whether it was more likely than not that the fair value of its Coit Staffing, Inc. reporting unit was less than its carrying value. To estimate the fair value of the Coit Staffing, Inc. reporting unit, the Company used both an income approach and a market approach. The income approach required management to make significant estimates and judgments regarding future cash flows that were based on a number of factors including actual operating results, forecasted revenue and expenses, discount rate assumptions, and long-term growth rate assumptions. The market approach required the use of multiples based on financial metrics for both acquisitions and peer group companies. The Company did not recognize any impairment of goodwill related to the acquisition of Coit Staffing, Inc. At the conclusion of its assessment, the Company determined the fair value of the reporting unit exceeded its carrying value. As such, the Company determined that no impairment of goodwill had taken place as of December 31, 2021. In addition, the Company did not identify any impairment indicators associated with Karani, LLC in the two months following the acquisition.

Intangible Assets

For the years ended December 31, 2021 and 2020, the Company’s Intangible assets consisted of the following components:

2021	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	0.8	$80	$(50)	$30
Trade name	8.2	1,500	(118)	1,382
Customer lists	5.3	3,800	(328)	3,472
Developed technology	2.8	640	(36)	604
		$6,020	$(532)	$5,488

2020	Weighted Average Remaining Amortization Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1.8	$80	$(10)	$70
Trade name	4.8	400	(20)	380
Customer lists	4.8	1,000	(50)	950
		$1,480	$(80)	$1,400

Amortization expense for the years ended December 31, 2021 and 2020 was $452 and $80, respectively. Intangible assets are amortized on a straight-line basis over their estimated useful lives. No impairment in the value of amortizable intangible assets was recognized during the years ended December 31, 2021 or 2020.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Estimated future amortization expense of intangible assets for each of the next five fiscal years are as follows:

2022	$1,100
2023	1,070
2024	1,034
2025	787
2026	577
Thereafter	920
$5,488

The change in the book value of amortizable intangible assets is as follows:

	January 1, 2021 Beginning Balance	Acquisition	Amortization	December 31, 2021 Ending Balance
Non-compete agreements	$70	$—	$(40)	$30
Trade name	380	1,100	(98)	1,382
Customer lists	950	2,800	(278)	3,472
Developed technology	—	640	(36)	604
	$1,400	$4,540	$(452)	$5,488

	January 1, 2020 Beginning Balance	Acquisition	Amortization	December 31, 2020 Ending Balance
Non-compete agreements	$—	$80	$(10)	$70
Trade name	—	400	(20)	380
Customer lists	—	1,000	(50)	950
	$—	$1,480	$(80)	$1,400

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2021 and 2020, the Company’s accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
Severance	$—	$314
Sales, use, payroll, and income taxes	3,526	2,088
Fees for professional services	958	658
Note payable – short term	750	—
Deferred revenue	533	178
Other accruals	1,731	1,203
Total accrued expenses and other current liabilities	$7,498	$4,441

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

For matters that reach the threshold of probable and estimable, the Company establishes reserves for legal, regulatory and other contingent liabilities. The Company’s reserves were $0 as of December 31, 2021 and 2020, respectively.

Operating Leases

Our office space leases have remaining lease terms of one year to two years. Some of these operating leases include options to extend the lease terms, and some operating leases include options to terminate the leases earlier than the full terms. These options are considered in our determination of the valuation of our right-of-use assets and lease liabilities.

None of our operating leases include implicit rates, and we have determined that the difference between the contractual cost basis and the present value of lease payments calculated using incremental borrowing rates is not material. Our operating lease costs for the years ended December 31, 2021 and 2020 were $756 and $604, respectively (reflected in Net cash used in operating activities). The weighted average remaining lease term of our operating leases as of December 31, 2021 was 1.3 years.

As of December 31, 2021, future minimum operating lease payments are as follows:

	2021	2022	Total
Minimum lease payments	$363	$118	$481

As of December 31, 2020, future minimum operating lease payments for capitalized leases due in 2021 was $192.

Invoice Finance Credit Facility

On April 8, 2019, the Company’s Australian subsidiary (“Australian Borrower”) entered into an invoice finance credit facility agreement (the “NAB Facility Agreement”) with National Australia Bank Limited (“NAB”). The NAB Facility Agreement provides the Australian Borrower with the ability to borrow funds based on a percentage of eligible trade receivables up to a maximum of 4 million Australian dollars. No receivables have terms greater than 90 days, and any risk of loss is retained by the Australian Borrower. The interest rate is calculated as the variable receivable finance indicator rate, plus a margin of 1.60% per annum. Borrowings under this facility are secured by substantially all of the assets of the Australian Borrower. The NAB Facility Agreement does not have a stated maturity date and can be terminated by either the Australian Borrower or NAB upon 90 days written notice. As of December 31, 2021, there were no amounts outstanding under the NAB Facility Agreement. Interest expense and fees incurred on the NAB Facility Agreement were $20 and $19 for the years ended December 31, 2021 and 2020, respectively.

The NAB Facility Agreement contains various restrictions and covenants for the Australian Borrower including (1) that EBITDA must be at least two times total interest paid on debt on a 12-month rolling basis; (2) minimum tangible net worth must be at least 2.5 million Australian dollars and be equal to at least 25% of total tangible assets on June 30 and December 31 (as defined in the NAB Facility Agreement); and (3) additional periodic reporting requirements to NAB. The Company was in compliance with all financial covenants under the NAB Facility Agreement as of December 31, 2021.

Amounts borrowed from the NAB Facility are large, contain short maturities and have quick turnovers. Amounts borrowed and repaid are presented on a net basis on the Consolidated Statements of Cash Flows.

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Paycheck Protection Program

On April 26, 2020, the Company’s wholly owned U.S. subsidiary, Hudson Global Resources Management, Inc., received a $1,326 loan in connection with the PPP as part of the CARES Act, administered by the SBA. As a result of the COVID-19 pandemic, in applying for the loan, the Company made a good faith assertion based upon the degree of uncertainty introduced to the capital markets and the industries affecting the Company’s customers and the Company’s dependency to curtail expenses to fund ongoing operations as the anticipated reduction in RPO recruitment revenue is expected to impact the business. The PPP loan proceeds were to be used to help offset payroll costs as stipulated in the legislation.

All or a portion of the PPP loan was eligible to be forgiven by the SBA upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness was available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities.

The PPP loan had a 1.00% interest rate and was scheduled to mature on April 26, 2022. The loan was subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The Company complied with all provisions related to the PPP loan. The Company submitted its application for forgiveness in September 2020 and the SBA approved the forgiveness of the full amount of the loan on November 30, 2020. The Company recognized the gain on extinguishment of debt from the loan within PPP loan forgiveness on the Consolidated Statements of Operations.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On July 30, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10,000 of the Company’s common stock. The Company intends to make purchases from time to time as market conditions warrant. This authorization does not expire. The Company did not repurchase any shares under this authorization in 2021 or 2020. As of December 31, 2021 and 2020, under the July 30, 2015 authorization, the Company had repurchased 432,563 shares for a total cost of $8,297.

In addition to the shares repurchased above under the $10,000 authorization plan, on March 27, 2020, the Company completed transactions with certain stockholders to repurchase 259,331 shares of the Company’s common stock, for an aggregate cost of $2,238, excluding fees of $1.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income, net of tax, consisted of the following:

	December 31,
	2021	2020
Foreign currency translation adjustments	$(85)	$526
Accumulated other comprehensive (loss) income	$(85)	$526

NOTE 13 – STOCKHOLDER RIGHTS PLAN

Stockholder Rights Plan

On October 15, 2018, the Company’s Board of Directors declared a dividend to the Company’s stockholders of record as of the close of business on October 25, 2018 (the “Record Date”), for each outstanding share of the Company’s common stock, of one right (a “Right”) to purchase one one-hundredth of a share of a new series of participating preferred stock of the Company. The terms of the Rights are set forth in the Rights Agreement, dated as of October 15, 2018 (as amended, the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”). The Company's stockholders approved the Rights Agreement at the Company’s 2019 Annual Meeting of Stockholders held on May 6, 2019. On September 28, 2021, the Company and the Rights Agent entered into a First Amendment to Rights Agreement (the “Amendment”) that amended the Rights Agreement to extend its term through October 15, 2024. The Company

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
will include the Amendment in its proxy statement for its 2022 Annual Meeting of Stockholders and recommend that its stockholders approve the Amendment.

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

    The Rights Agreement replaced the Company’s prior rights agreement designed to preserve the value of the Company’s NOLs, which was approved by stockholders in 2015 and expired in accordance with its terms in January 2018. The Company also has a provision in its Amended and Restated Certificate of Incorporation (the “Charter Provision”) which generally prohibits transfers of its common stock that could result in an ownership change. The Company believes that in light of the significant amount of the NOLs, it is advisable to adopt the Amendment to extend the term of the Rights Agreement. In general terms, the Rights Agreement imposes a significant penalty upon any person or group that acquires beneficial ownership (as defined under the Rights Agreement) of 4.99% or more of the outstanding common stock without the prior approval of the Board (an “Acquiring Person”). Any Rights held by an Acquiring Person are void and may not be exercised.

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

    If the Amendment is approved at the Company’s 2022 Annual Meeting of Stockholders, the Rights will expire on the earliest of (i) October 15, 2024, or such earlier date as of which the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s tax benefits, (ii) the time at which the Rights are redeemed, (iii) the time at which the Rights are exchanged, (iv) the effective time of the repeal of Section 382 of the Code if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s tax benefits, (v) the first day of a taxable year to which the Board determines that no NOLs or other tax benefits may be carried forward, and (vi) the close of business on the first business day following the certification of the voting results of the Company’s 2022 Annual Meeting of Stockholders, if stockholder approval has not been obtained prior to such date.

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

NOTE 14 – SEGMENT AND GEOGRAPHIC DATA

Segment Reporting

The Company operates in three reportable segments: the Hudson regional businesses of Americas, Asia Pacific, and Europe. Corporate expenses are reported separately for the three reportable segments and pertain to certain functions, such as executive management, corporate governance, investor relations, legal, accounting, tax, and treasury. A portion of these expenses are attributed to the reportable segments for providing the above services to them, and have been allocated to the segments as management service expenses, and are included in the segments’ non-operating other income (expense). Segment information is presented in accordance with ASC 280, “Segments Reporting.” This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Accounts receivable and long-lived assets are the only significant assets separated by segment for internal reporting purposes.

	Americas	Asia Pacific	Europe	Corporate	Inter-segment elimination	Total
For the Year Ended December 31, 2021
Revenue, from external customers	$28,797	$118,597	$21,813	$—	$—	$169,207
Inter-segment revenue	41	15	38	—	(94)	—
Total revenue	$28,838	$118,612	$21,851	$—	$(94)	$169,207
Adjusted net revenue, from external customers (a)	$27,087	$28,561	$12,509	$—	$—	$68,157
Inter-segment adjusted net revenue	7	(5)	(2)	—	—	—
Total adjusted net revenue	$27,094	$28,556	$12,507	$—	$—	$68,157
EBITDA (loss) (b)	$1,801	$5,452	$1,007	$(3,352)	$—	$4,908
Depreciation and amortization	(498)	(66)	(29)	(4)	—	(597)
Interest income, net	—	4	—	29	—	33
Intercompany interest (expense) income, net	—	(330)	—	330	—	—
Benefit from (provision for) income taxes	539	(1,334)	(273)	(49)	—	(1,117)
Net income (loss)	$1,842	$3,726	$705	$(3,046)	$—	$3,227
As of December 31, 2021
Accounts receivable, net	$8,765	$12,073	$4,910	$—	$—	$25,748
Long-lived assets, net of accumulated depreciation and amortization	$9,964	$68	$42	$4	$—	$10,078
Total assets	$22,214	$21,744	$9,370	$7,914	$—	$61,242

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

	Americas	Asia Pacific	Europe	Corporate	Inter-segment elimination	Total
For the Year Ended December 31, 2020
Revenue, from external customers	$10,866	$75,633	$14,949	$—	$—	$101,448
Inter-segment revenue	97	6	—	—	(103)	—
Total revenue	$10,963	$75,639	$14,949	$—	$(103)	$101,448
Adjusted net revenue, from external customers (a)	$9,598	$19,814	$9,669	$—	$—	$39,081
Inter-segment adjusted net revenue	97	6	(102)	—	(1)	—
Total adjusted net revenue	$9,695	$19,820	$9,567	$—	$(1)	$39,081
EBITDA (loss) (b)	$(1,044)	$2,877	$481	$(2,992)	$—	$(678)
Depreciation and amortization	(99)	(51)	(24)	(5)	—	(179)
Interest income, net	—	2	—	147	—	149
Intercompany interest (expense) income, net	—	(322)	—	322	—	—
(Provision for) benefit from income taxes	(35)	(552)	83	(31)	—	(535)
Net income (loss)	$(1,178)	$1,954	$540	$(2,559)	$—	$(1,243)
PPP Loan forgiveness	$1,326	$—	$—	$—	$—	$1,326
As of December 31, 2020
Accounts receivable, net	$3,177	$7,580	$2,690	$(2)	$—	$13,445
Long-lived assets, net of accumulated depreciation and amortization	$3,508	$63	$27	$5	$—	$3,603
Total assets	$8,316	$14,651	$7,917	$14,502	$—	$45,386

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

Index
HUDSON GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Geographic Data Reporting
A summary of revenues for the years ended December 31, 2021 and 2020 and net assets by geographic area as of December 31, 2021 and 2020 were as follows:

Information by geographic region	Australia	United Kingdom	United States	Other	Total
For the Year Ended December 31, 2021
Revenue (a)	$109,388	$19,686	$27,299	$12,834	$169,207
For the Year Ended December 31, 2020
Revenue (a)	$68,039	$12,930	$9,595	$10,884	$101,448
As of December 31, 2021
Long-lived assets, net (b)	$29	$42	$9,968	$39	$10,078
Net assets	$7,925	$2,729	$21,510	$7,152	$39,316
As of December 31, 2020
Long-lived assets, net (b)	$22	$27	$3,512	$42	$3,603
Net assets	$5,384	$3,286	$19,169	$6,441	$34,280

(a)     Revenue by geographic region disclosed above is net of any inter-segment revenue and, therefore, represents only revenue from external customers according to the location of the operating subsidiary.

(b) Comprised of property and equipment, intangible and goodwill, net of accumulated depreciation and amortization.

NOTE 15 – VALUATION RESERVES

The following table summarizes the activity in our valuation accounts during the fiscal years ended December 31, 2021 and 2020.

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
(in thousands)	of Period	Expenses	and Other	of Period
Year Ended December 31, 2021
Allowance for Doubtful Accounts	$10	$147	$39	$196
Deferred tax assets-valuation allowance	$187,722	$180	$(3,928)	$183,974

Year Ended December 31, 2020
Allowance for Doubtful Accounts	$174	$34	$(198)	$10
Deferred tax assets-valuation allowance	$187,481	$370	$(129)	$187,722

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021. However, such controls and procedures are designed only to provide reasonable assurance. There is no complete assurance that these controls and procedures will operate effectively under all circumstances.

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Form 10-K under the caption “Management’s Annual Report on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement (the “Proxy Statement”), which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information, as of March 11, 2022, regarding the Company’s executive officers:

Name	Age	Title
Jeffrey E. Eberwein	51	Chief Executive Officer
Matthew K. Diamond	46	Chief Financial Officer

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
Mr. Eberwein is the executive chairman at one other publicly traded company: Star Equity Holdings, Inc., a diversified holding company. Additionally, Mr. Eberwein served as a director of Novation Companies, Inc. from April 2015 to March 2018 and served as chairman of the board of Crossroads Systems, Inc. from June 2013 to May 2016, NTS, Inc. and On Track Innovations Ltd. from 2012 to 2014, AMERI Holdings, Inc. from May 2015 to August 2018, and Goldfield Corporation from 2012 to 2013.
Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with High Honors from The University of Texas at Austin.
Matthew K. Diamond has served as Chief Financial Officer since January 2020 with overall responsibility for the Company’s global accounting and finance functions. Prior to serving as the Company’s Chief Financial Officer, Mr. Diamond served as the Company’s Vice President of Finance since January 2019 and was appointed principal financial officer in June 2019. Prior to joining the Company, Mr. Diamond served in a variety of finance and control roles at PepsiCo, Inc. from 2001 to 2018, including director roles in Financial Reporting, Financial Analysis, and Technical Accounting and Policy. Mr. Diamond is a CPA and began his career as a Supervisory Senior Auditor with Arthur Andersen LLP. Mr. Diamond earned a BBA in Public Accounting from Pace University, where he graduated with magna cum laude honors.
Executive officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships between any of our directors or executive officers.
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and a Code of Ethics for the Chief Executive Officer and the Senior Financial and Accounting Officers. We have posted a copy of the Code of Business Conduct and Ethics and the Code of Ethics on our website at www.hudsonrpo.com. The Code of Business Conduct and Ethics and the Code of Ethics are also available in print to any stockholder who requests them in writing from the Corporate Secretary at 53 Forest Avenue, Suite 102, Old Greenwich, CT 06870. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Ethics by posting such information on our website at www.hudsonrpo.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2021.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2021.

Equity Compensation Plan Information

The following table presents information on the Company’s equity compensation plans as of December 31, 2021.

	Number of shares remaining available for future issuance under equity compensation plans

Equity Compensation Plans approved by stockholders:
2009 Incentive Stock and Awards Plan	74,718	(1)
Employee Stock Purchase Plan	11,632	(2)
Total	86,350

(1)Excludes 167,893 shares of unvested restricted common stock previously granted under the Hudson Global, Inc. Long Term Incentive Plan and 2009 Incentive Stock and Awards Plan.
(2)The Company suspended the Hudson Global, Inc. Employee Stock Purchase Plan effective January 1, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2021.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Item 14 has been omitted from this report, and is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2021.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements - See Consolidated Financial Statements at Item 8 of this Annual Report on
    Form 10-K. BDO USA, LLP, Stamford, Connecticut, PCAOB ID #243

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

(2.4)
Asset Purchase Agreement, dated as of October 1, 2020, by and among Hudson Global, Inc., Hudson Coit, Inc., Coit Staffing, Inc., Joe Belluomini and Tim Farrelly (incorporated by reference to Exhibit 2.1 to Hudson Global, Inc.’s Current Report on Form 8-K dated October 1, 2020 (File No. 001-38704)).

(2.5)
Membership Interest Purchase Agreement, dated as of October 29, 2021, by and among Hudson Global, Inc., Huston Global Resources Management, Inc. and Daniel Williams (incorporated by reference to Exhibit 2.1 to Hudson Global, Inc.’s Current Report on Form 8-K filed November 2, 2021(File No. 001-38704))

(3.1)
Amended and Restated Certificate of Incorporation of Hudson Global, Inc. (incorporated by reference to Exhibit 3.2 to Hudson Global, Inc.’s Current Report on Form 8-K dated June 15, 2015 (File No. 0-50129)).

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
(4.3)
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

(10.24)*
Hudson Global, Inc. 2009 Incentive Stock and Awards Plan, as Amended and Restated (incorporated by reference to Annex A to the Company’s definitive proxy statement filed with the Securities Exchange Commission on Schedule 14A on August 12, 2020 (File No. 001-38704)).

(21)	Subsidiaries of Hudson Global, Inc.
(23.1)	Consent of BDO USA, LLP.
(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(99.1)
Proxy Statement for the 2022 Annual Meeting of Stockholders (To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2021; except to the extent specifically incorporated by reference, the Proxy Statement for the 2022 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.)

(101)
The following materials from Hudson Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020, (iii) the Consolidated Balance Sheets as of December 31, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, (v) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON GLOBAL, INC.
(Registrant)

By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein
Chief Executive Officer
(Principal Executive Officer)
Date:	March 11, 2022

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

Signature	Title	Date

/s/ JEFFREY E. EBERWEIN	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2022
Jeffrey E. Eberwein

/s/ MATTHEW K. DIAMOND	Chief Financial Officer (Principal Financial Officer)	March 11, 2022
Matthew K. Diamond

/S/ MIMI DRAKE	Director	March 11, 2022
Mimi Drake

/s/ IAN V. NASH	Director	March 11, 2022
Ian V. Nash

/S/ CONNIA NELSON	Director	March 11, 2022
Connia Nelson